Form 10-Q
period 1995-04-01
DUCOMMUN INC /DE/
filed 1995-04-25
CIK 30305

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 1, 1995

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____


                         Commission File Number 0-1222


                             DUCOMMUN INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                              95-0693330
- --------------------------------             ------------------
(State or other jurisdiction of               I.R.S. Employer
 incorporation or organization)              Identification No.

          23301 South Wilmington Avenue, Carson, California    90745
- -------------------------------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)


                                 (310) 513-7200
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 1, 1995, there were outstanding 4,467,945 shares of common stock.

                             DUCOMMUN INCORPORATED
                                   FORM 10-Q
                                     INDEX



                                                                 Page
Part I.   Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets at
               April 1, 1995 and December 31, 1994                 3

               Consolidated Statements of Income for
               Three Months Ended April 1, 1995 and
               April 2, 1994                                       4

               Consolidated Statements of Cash Flows
               for Three Months Ended April 1, 1995
               and April 2, 1994                                   5

               Notes to Consolidated Financial Statements        6-13

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                       14-18


Part II.   Other Information

      Item 6.   Exhibits and Reports on Form 8-K                  19

      Signatures                                                  20

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                April 1,         December 31,
                                                  1995              1994
                                                --------         ------------
ASSETS
Current Assets:
  Cash and cash equivalents                     $     33          $  8,483
  Accounts receivable (less allowance for
  doubtful accounts of $175 and  $182)            10,754             9,923
  Inventories                                     13,098            10,334
  Other receivables                                  241               476
  Deferred income taxes (Note 5)                   2,209             2,469
  Other current assets                               702               615
                                                --------          --------
      Total Current Assets                        27,037            32,300

Property and Equipment, Net                       23,701            23,568
Deferred Income Taxes (Note 5)                     8,344             8,310
Excess of Cost Over Net Assets Acquired
   (Net of Accumulated Amortization
   of $1,469 and $1,193)                          19,156            14,693
Other Assets (Note 4)                              1,173               981
                                                --------          --------
                                                $ 79,411          $ 79,852
                                                ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt
    (Note 4)                                    $  3,939          $ 12,170
  Accounts payable                                 4,252             3,725
  Accrued liabilities                              9,060             9,695
                                                --------          --------
      Total Current Liabilities                   17,251            25,590

Long-Term Debt (Note 5)                           17,151             9,743
Convertible Subordinated Debentures (Note 4)      28,000            28,000
Other Long-Term Liabilities                          622               736
                                                --------          --------
      Total Liabilities                           63,024            64,069
                                                --------          --------
Commitments and Contingencies (Note 6)

Shareholders' Equity:
  Common stock - $.01 par value;
  authorized 12,500,000 shares; issued and
  outstanding 4,467,945 shares in 1995
  and 4,464,154 in 1994                               45                45
  Additional paid-in capital                      31,223            31,234
  Accumulated deficit                            (14,881)          (15,496)
                                                --------          --------
      Total Shareholders' Equity                  16,387            15,783
                                                --------          --------
                                                $ 79,411          $ 79,852
                                                ========          ========

          See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                  For Three Months Ended
                                                              ------------------------------
                                                              April 1, 1995    April 2, 1994
                                                              -------------    -------------
Net Sales                                                         $20,622         $15,232
                                                                  -------         -------
Operating Costs and Expenses:
  Cost of goods sold                                               14,447          10,977
  Selling, general and administrative
     expenses                                                       4,439           2,779
                                                                  -------         -------
  Total Operating Costs and Expenses                               18,886          13,756
                                                                  -------         -------
Operating Income                                                    1,736           1,476
Interest                                                             (881)           (644)
                                                                  -------         -------
Income from Operations Before Taxes                                   855             832
Income Tax Expense (Note 5)                                          (240)           (284)
                                                                  -------         -------
    Net Income                                                    $   615         $   548
                                                                  =======         =======
Earnings Per Share                                                $   .13         $   .12

Weighted Average Number of Common and
  Common Equivalent Shares Outstanding
  for Computation of Earnings Per Share                             4,696           4,514




          See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)


                                               For Three Months Ended
                                           ------------------------------
                                           April 1, 1995    April 2, 1994
                                           -------------    -------------
Cash Flows from Operating Activities:

Net Income                                     $   615         $   548

Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation and amortization                1,080             810
    Deferred income tax provision                  226             233

Changes in Assets and Liabilities, Net
  of Effects from Acquisitions:
    Accounts receivable                            277             529
    Inventories                                    826             147
    Other receivables                             (235)             16
    Other current assets                            76              86
    Other assets                                   (41)             13
    Accounts payable                              (166)           (641)
    Accrued and other liabilities               (2,116)           (696)
                                               -------         -------
      Net Cash Provided by
        Operating Activities                       542           1,045
                                               -------         -------
Cash Flows from Financing Activities:
Purchase of Property and Equipment                (693)           (323)
Acquisition of 3dbm                             (4,427)              -
Other                                              (37)              -
                                               -------         -------
      Net Cash Used in Investing Activities     (5,157)           (323)
                                               -------         -------
Cash Flows from Financing Activities:
Net Repayments of Long-Term Debt                (3,824)           (115)
Repurchase of Stock                                (11)              -
                                               -------         -------
      Net Cash Used in Financing Activities     (3,835)           (115)
                                               -------         -------
Net Increase (Decrease) in Cash and
  Cash Equivalents                              (8,450)            607
Cash and Cash Equivalents at Beginning
  of Period                                      8,483             534
                                               -------         -------
Cash and Cash Equivalents at End of Period     $    33         $ 1,141
                                               =======         =======
Supplemental Disclosures of Cash Flows
  Information:

Interest Expense Paid                          $ 1,246         $ 1,146
Income Taxes Paid                              $    75         $    55

          See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


          Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months ended April 1, 1995 and April 2, 1994. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1994.


          Note 2. Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding in each period. Common equivalent shares represent the number of shares which would be issued assuming the exercise of dilutive stock options, reduced by the number of shares which would be purchased with the proceeds from the exercise of such options. The computations of earnings per share are as follows:

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
        Computation of Earnings Per Common and Common Equivalent Shares
                    (In thousands, except per share amounts)


                                                                             For Three Months Ended
                                                                            ------------------------
                                                                            April 1,        April 2,
                                                                              1995            1994
                                                                            --------        --------
Income for Computation of Primary
  Earnings Per Share                                                        $   615         $   548
Interest, Net of Income Taxes, Relating
  to 7 3/4% Convertible Subordinated
  Debentures                                                                    390              360
Net Income for Computation of Primary
  Earnings Per Share                                                            615              548
Net Income for Computation of Fully
  Diluted Earnings Per Share                                                  1,005              908

Applicable Shares:
  Weighted Average Common Shares Outstanding
    for Computation of Primary Earnings Per Share                             4,466            4,463
  Weighted Average Common Equivalent Shares
    Arising From:
      7 3/4% convertible subordinated
        debentures                                                            2,806            2,806
         Stock Options:
         Primary                                                                230               51
         Fully diluted                                                          251               89

  Weighted Average Common and Common
    Equivalent Shares Outstanding for
    Computation of Fully Diluted Earnings
    Per Share                                                                 7,523            7,358

Earnings Per Share:
  Primary                                                                   $  0.13          $  0.12
  Fully diluted                                                                0.13             0.12

Note 3.  Acquisitions

         In December 1994, Ducommun acquired the capital stock of Brice Manufacturing Company, Inc. ("Brice") for $763,000 in cash and $10,365,000 in notes and other contractual liabilities, subject to adjustment based on a closing balance sheet. Under the terms of the stock purchase agreement, Ducommun may be required to make additional payments for each of the years 1995 to 1999, contingent upon Brice achieving certain levels of financial performance. Any such payments are generally capitalized as additional cost in excess of net assets acquired. Brice is an after-market supplier of aircraft seating products to many of the world's largest commercial airlines. Products supplied by Brice include plastic and metal seat parts, overhauled and refurbished seats, components for installation of in-flight equipment, and other cabin interior components for commercial aircraft.

         In December 1994, Ducommun's subsidiary, Jay-El Products, Inc., acquired substantially all of the assets and assumed certain liabilities of Dynatech Microwave Technology, Inc. ("DMT"), for $7,500,000 in cash, subject to adjustment based on a closing balance sheet. DMT is being integrated with Jay-El Products. DMT manufactures switches and other microwave components used on commercial and military aircraft. DMT also has developed several new products that apply its existing microwave technology to nonaerospace markets, including the wireless communications field.

         In January 1995, Ducommun acquired the capital stock of 3dbm, Inc. for $4,780,000 in cash (of which $353,000 has been withheld with respect to certain assets and potential liabilities of 3dbm) and $1,000,000 in notes. Under the terms of the stock purchase agreement, Ducommun may be required to make additional payments for each of the years 1995 to 1997, contingent upon 3dbm achieving certain levels of financial performance. 3dbm supplies microcell systems used in cellular telephone networks, low-power television transmitters, and microwave components and subsystems to both military and commercial customers.

         The acquisitions of Brice, DMT and 3dbm described above were accounted for under the purchase method of accounting and, accordingly, the operating results for Brice, DMT and 3dbm have been included in the Consolidated Statements of Income since the dates of the respective acquisitions. The cost of the acquisitions has been preliminarily allocated on the basis of the estimated fair value of assets acquired and the liabilities assumed. This resulted in approximately $16,469,000 of cost in excess of net assets acquired. Such excess (which will increase for any future contingent payments) is being amortized on a straight line basis over fifteen years.


Note 4. Long-term debt and convertible subordinated debentures are summarized as follows:

                                                       (In thousands)
                                                   -------------------------
                                                    Apr. 1,         Dec. 31,
                                                     1995             1994
                                                   --------         --------
                 Bank credit agreement             $ 14,450         $  7,500
                 Term and real estate loans           3,927            4,048
                 Promissory notes related to
                   acquisitions                       2,713           10,365
                                                   --------         --------
                     Total debt                      21,090           21,913
                 Less current portion                 3,939           12,170
                                                   --------         --------
                 Total long-term debt              $ 17,151         $  9,743
                                                   ========         ========
                 7 3/4% Convertible subordinated
                   debentures due 2011             $ 28,000         $ 28,000
                                                   ========         ========


         In January 1995, the Company and its bank amended the Company's credit agreement. The amended credit agreement provides for $5,500,000 working capital line of credit and a $12,450,000 acquisition term loan at April 1, 1995. The working capital line of credit has an expiration date of July 15, 1996 and the acquisition term loan has a December 31, 1998 expiration date. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate plus 0.25% for the working capital line of credit and the bank's prime rate plus 0.75% for the acquisition term loan. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus 2.0% for the working capital line of credit and the Eurodollar rate plus 2.5% for the acquisition term loan. The bank's prime rate at April 1, 1995 was 9.0%. At April 1, 1995, the Company had $3,158,000 of unused lines of credit, after deducting $14,450,000 of loans outstanding for the acquisitions and $342,000 for an outstanding standby letter of credit which supports the estimated post-closure maintenance cost for a former surface impoundment.

         Borrowings under the credit agreement are secured by most of the assets of the Company and its subsidiaries. The credit agreement includes minimum effective tangible net worth and earnings covenants, debt to effective tangible net worth, fixed charge coverage and quick ratios, and limitations on capital expenditures, future dividend payments and outside indebtedness.

         On December 6, 1994, the Company incurred $10,365,000 in notes and other contractual liabilities to the former shareholders of Brice. The Company paid $8,365,000 of these notes on January 3, 1995. Of the remaining $2,000,000 of notes and contractual liabilities, $1,200,000 is subject to interest. Quarterly interest is payable at 7.75% per annum. Principal is payable in installments which commenced on March 6, 1995 with final payment due in December 1999.

         Interest is paid semiannually on the 7.75% convertible subordinated debentures which are convertible into 2,805,611 shares of common stock at a conversion price of $9.98 per share, and are subject to a mandatory redemption of $2,000,000 per year from 1996 to 2010. The Company currently holds sufficient debentures to satisfy the redemption requirement through the year 2001.

         Debt issuance costs related to the issuance of convertible debt are being amortized over the term of the debt. Unamortized debt issuance costs of $506,000 and $519,000 at April 1, 1995 and December 31, 1994, respectively, are included in Other Assets.

         Aggregate maturities of long-term debt, together with sinking fund payments required, during the next four years are as follows:
         1995, $2,879,000; 1996, $6,243,000; 1997, $5,357,000; 1998,
         $4,120,000; 1999, $209,000.

Note 5.  Income Taxes

         The provision for income tax expense consists of the following:

                                                             Apr. 1,      Apr. 2,
                 (in thousands)                                1995        1994
                 ----------------------------------------------------------------
                 Current tax expense:
                                  Federal                    $     10    $      6
                                  State                             4          45
                                                             --------    --------
                                                                   14          51
                                                             --------    --------
                 Deferred tax expense:
                                  Federal                         226         257
                                  State                             -         (24)
                                                             --------    --------
                                                                  226         233
                                                             --------    --------
                 Income Tax Expense                          $    240    $    284
                                                             ========    ========


         Deferred tax assets (liabilities) consist of the following:

                                                             Apr.  1,    Dec. 31,
                 (in thousands)                                1995        1994
                 ----------------------------------------------------------------
                 Federal and state NOLs                      $ 14,871    $ 14,871
                 Credit carryforwards                           1,127       1,113
                 Employment-related reserves                    1,266       1,242
                 Inventory reserves                               354         354
                 Other                                            729       1,025
                                                             --------    --------
                                                               18,347      18,605
                 Depreciation                                  (2,644)     (2,676)
                                                             --------    --------
                 Net deferred tax assets before
                   valuation allowance                         15,703      15,929
                 Deferred tax assets valuation
                    allowance                                  (5,150)     (5,150)
                                                             --------    --------
                                                             $ 10,553    $ 10,779
                                                             ========    ========


         At April 1, 1995, the Company had federal tax NOLs totalling $43 million which expire in the years 1999 through 2004. The Company had California tax NOLs totalling $3 million which expire in the years 1995 through 1996. SFAS 109 requires that the tax benefit of such NOLs be recorded, measured by enacted tax rates, as an asset to the extent management assesses the utilization of such NOLs to be "more likely than not." Management has determined that the income of the Company will, more likely than not, be sufficient to realize the recorded net deferred tax asset prior to the ultimate expiration of the NOLs. Realization of the future tax benefits of NOLs is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. In assessing the likelihood of utilization of existing NOLs, management considered the historical results of operations of its operating subsidiaries, including recently acquired operations, and the current economic environment in which the Company operates. Management does not expect and did not consider any material changes in trends or the relationship between reported pretax income and federal and state taxable income or material asset sales or similar non-routine transactions in assessing the likelihood of realization of the recorded net deferred tax asset.

         Future levels of pretax income are dependent upon the extent of defense spending and other government budgetary pressures, the level of new aircraft orders by commercial airlines, production rate requirements for the Space Shuttle program, growth in the Company's cellular products business, general economic conditions, interest rates, competitive pressures on sales and margins, price levels and other factors beyond the Company's control. No assurance can be given that sufficient taxable income will be generated for the realization of the recorded deferred tax asset net of the valuation allowance.

         The Company's ability to utilize $21 million of its NOLs is subject to limitation. This limitation resulted from the changes in the conversion price of the Company's convertible debt securities following the distribution in 1988 of Arrow Electronics, Inc. stock to the Company's shareholders. Management considered this limitation when recording the Company's deferred tax asset. Furthermore, the ability of the Company to utilize its NOLs would be subject to additional significant limitation in the event of a "change of ownership" as defined in the Internal Revenue Code. A "change of ownership" could be caused by purchases or sales of the Company's securities owned by persons or groups now or in the future having ownership of 5% or more of the Company's outstanding common stock or issuance by the Company of common stock (including shares that are issuable on conversion of the debentures).


Note 6.    Contingencies

         Ducommun's subsidiary, Aerochem, Inc. ("Aerochem"), is a major supplier of close tolerance chemical milling services for the aerospace and aircraft industries. At Aerochem's facility located in El Mirage, California, there have been indications that nitrates, fluorides, metals and other contaminants may have entered the groundwater in the vicinity of a percolation pond used by the former owner of the facility. In early 1993, perchloroethylene and trichloroethylene also were detected in the groundwater underlying the El Mirage facility and an adjacent parcel of property. Aerochem has been directed by the California Environmental Protection Agency and the Lahontan Region Water Quality Control Board to perform additional groundwater investigational work at the El Mirage facility to characterize the vertical and horizontal extent of groundwater contamination, and to conduct a pilot scale project for possible groundwater remediation. Aerochem is in the process of implementing a work plan to characterize the extent of groundwater contamination in accordance with the agencies' directives. Based upon currently available information, the Company has established a provision for the additional groundwater and investigational work and pilot scale groundwater remediation project directed by the agencies. Depending on the results of the groundwater investigational work and pilot scale groundwater remediation project, Aerochem may be required to perform soil and/or groundwater remediation work at its El Mirage facility. The Company presently is not able to estimate the cost of such remediation work.

         Aerochem has been notified by the United States Environmental Protection Agency ("EPA") that Aerochem and other generators of hazardous waste disposed at the Casmalia Resources Hazardous Waste Facility (the "Casmalia Site"), an inactive hazardous waste treatment, storage and disposal facility, may be responsible for certain costs associated with the cleanup and closure of the Casmalia Site. Aerochem, together with certain other generators, is presently engaged in negotiations with the EPA. Aerochem believes that any liability it may incur in connection with the Casmalia Site will not be material, because Aerochem contributed less than 1/4% of the total waste disposed at the Casmalia Site and many other substantially larger companies and governmental entities are involved at the Casmalia Site. The Company has established a provision, based on currently available information, for Aerochem's share of the estimated cost of cleanup and closure of the Casmalia Site.

         In the normal course of business, Ducommun and its subsidiaries are defendants in certain other litigation, claims and inquiries, including matters relating to environmental laws. In addition, the Company makes various commitments and incurs contingent liabilities. While it is not feasible to predict the outcome of these matters, the Company does not presently expect that any sum it may be required to pay in connection with these matters would have a material adverse effect on its consolidated financial position or result of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL STATEMENT PRESENTATION

The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented.

Acquisitions

In December 1994, the Company acquired the stock of Brice Manufacturing Company, Inc. ("Brice"), and acquired the assets and assumed certain liabilities of Dynatech Microwave Technology, Inc. ("DMT") for approximately $11 million and $7.5 million, respectively. In January 1995, the Company acquired the stock of 3dbm, Inc. ("3dbm") for approximately $5.8 million. Brice is an after-market supplier of aircraft seating products supplied to many of the world's largest commercial airlines. DMT is a manufacturer of switches and other microwave components used on commercial and military aircraft and in other nonaerospace commercial applications. 3dbm is a supplier of microcell systems used in cellular telephone networks, low-power television transmitters and microwave components and subsystems to both military and commercial customers.

These acquisitions were funded from internally generated cash, notes payable to sellers and borrowings under the Company's credit agreement with its bank (see Financial Condition for additional information). These acquisitions, which are expected to add annual revenues of approximately $25 million in the near term, strengthen the Company's position in the aerospace industry, add complementary lines of business and improve utilization of existing manufacturing facilities and overhead structure.


RESULTS OF OPERATIONS AND EFFECTS OF INFLATION

First Quarter 1995 Compared to First Quarter 1994

Net sales increased 35% to $20,622,000 in the first quarter of 1995. The increase was due primarily to sales from businesses acquired in December 1994 and January 1995.

The Company had substantial sales to Martin Marietta, Northrop Grumman, McDonnell Douglas and Boeing. During 1995 and 1994, sales to Martin Marietta were $1,784,000 and $2,043,000, respectively; sales to Northrop Grumman were $1,452,000 and $747,000, respectively; sales to McDonnell Douglas were $2,306,000 and $1,645,000, respectively; and sales to Boeing were $1,225,000 and $1,950,000, respectively. The sales to Martin Marietta are related to the Space Shuttle program. The sales relating to Northrop Grumman, McDonnell Douglas and Boeing are diversified over a number of different commercial and military programs.

At April 1, 1995, backlog believed to be firm was approximately $85,700,000, including $24,223,000 for space-related business, compared to $79,000,000 at April 2, 1994 and $84,800,000 at
December 31, 1994. Approximately $28,000,000 of the total backlog is expected to be delivered during 1995.

Gross profit, as a percentage of sales, increased to 29.9% in 1995 from 27.9% in 1994. This increase was primarily the result of changes in sales mix and lower fixed production costs, partially offset by production inefficiencies resulting from relocation of the DMT business, changes in customer production schedules and the start of new production programs.

Selling, general and administrative expenses increased to $4,439,000 or 21.5% of sales in 1995, compared to 18.2% of sales for 1994. The increase in these expenses as a percentage of sales was primarily the result of goodwill amortization and period costs related to acquisitions and higher sales volume.

Interest expense increased to $881,000 in 1995 compared to $644,000 in 1994 primarily due to higher debt levels caused by acquisition financing.

As a result of adopting Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes" ("SFAS 109") in 1993, the Company was not able to utilize the benefit of its net operating loss carryforwards to compute income tax expense for financial reporting purposes. This resulted in income tax expense of $240,000 and $284,000 in 1995 and 1994, respectively, for financial reporting purposes. From a cash flow perspective, however, the Company continues to use its federal and state tax net operating loss carryforwards to offset taxable income. Cash expended to pay income taxes was $75,000 in 1995, compared to $55,000 in 1994. For further discussion relating to the adoption of SFAS 109 by the Company, see Note 5 to the consolidated financial statements.

Net income for the first quarter of 1995 was $615,000, or $0.13 per share, compared to $548,000, or $0.12 per share, in 1994.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash flow from operating activities for the first quarter of 1995 was $542,000 compared to $1,045,000 in the comparable period of 1994. During the first quarter 1995 the Company had bank borrowings of $5,500,000 of which $4,427,000 were used to purchase 3dbm in January 1995. During the first quarter of 1995, the Company also repaid $9,324,000 of principal on its outstanding debt.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowings capacity are expected to provide sufficient liquidity to meet the Company's obligations during 1995.

In January 1995, the Company and its bank amended the Company's credit agreement. The amended credit agreement provides for $5,500,000 working capital line of credit and a $12,450,000 acquisition term loan at April 1, 1995. The working capital line of credit has an expiration date of July 15, 1996 and the acquisition term loan has a December 31, 1998 expiration date.
Interest is payable monthly on the outstanding borrowings based on the bank's prime rate plus 0.25% for the working capital line of credit and the bank's prime rate plus 0.75% for the acquisition term loan. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus 2.0% for the working capital line of credit and the Eurodollar rate plus 2.5% for the acquisition term loan.
The bank's prime rate at April 1, 1995 was 9.0%.  At April 1,
1995, the Company had $3,158,000 of unused lines of credit, after deducting, $14,450,000 of loans outstanding for the acquisitions and $342,000 for an outstanding standby letter of credit which supports the estimated post-closure maintenance cost for a former surface impoundment.

Borrowings under the credit agreement are secured by most of the assets of the Company and its subsidiaries. The credit agreement includes minimum effective tangible net worth and earnings covenants, debt to effective tangible net worth, fixed charge coverage and quick ratios, and limitations on capital expenditures, future dividend payments and outside indebtedness.

On December 6, 1994, the Company incurred $10,365,000 in notes and other contractual liabilities to the former shareholders of Brice. The Company paid $8,365,000 of these notes on January 3, 1995. Of the remaining $2,000,000 of notes and contractual liabilities, $1,200,000 is subject to interest. Quarterly interest is payable at 7.75% per annum. Principal is payable in installments which commenced on March 6, 1995 with final payment due in December 1999.

Interest is paid semiannually on the 7.75% convertible subordinated debentures which are convertible into 2,805,611 shares of common stock at a conversion price of $9.98 per share, and are subject to a mandatory redemption of $2,000,000 per year from 1996 to 2010. The Company currently holds sufficient debentures to satisfy the redemption requirements through the year 2001.

Aggregate maturities of long-term debt, together with sinking fund payments required, during the next four years are as follows: 1995, $2,879,000; 1996, $6,243,000; 1997, $5,357,000;
1998, $4,120,000; 1999, $209,000.

The Company spent $693,000 on capital expenditures during the first quarter of 1995 and expects to spend less than $3,000,000 for capital expenditures in 1995.

Ducommun's subsidiary, Aerochem, Inc. ("Aerochem"), is a major supplier of close tolerance chemical milling services for the aerospace and aircraft industries. At Aerochem's facility located in El Mirage, California, there have been indications that nitrates, fluorides, metals and other contaminants may have entered the groundwater in the vicinity of a percolation pond used by the former owner of the facility. In early 1993, perchloroethylene and trichloroethylene also were detected in the groundwater underlying the El Mirage facility and an adjacent parcel of property. Aerochem has been directed by the California Environmental Protection Agency and the Lahontan Region Water Quality Control Board to perform additional groundwater investigational work at the El Mirage facility to characterize the vertical and horizontal extent of groundwater contamination and to conduct a pilot scale project for possible groundwater remediation. Aerochem is in the process of implementing a work plan to characterize the extent of groundwater contamination in accordance with the agencies' directives. Based upon currently available information, the Company has established a provision for the additional groundwater and investigational work and pilot scale groundwater remediation project directed by the agencies. Depending on the results of the groundwater investigational work and pilot scale groundwater remediation project, Aerochem may be required to perform soil and/or groundwater remediation work at its El Mirage facility. The Company presently is not able to estimate the cost of such remediation work.

Aerochem has been notified by the United States Environmental Protection Agency ("EPA") that Aerochem and other generators of hazardous waste disposed in the Casmalia Resources Hazardous Waste facility (the "Casmalia Site"), an inactive hazardous waste treatment, storage and disposal facility, may be responsible for certain costs associated with the cleanup and closure of the Casmalia Site. Aerochem, together with certain other generators, is presently engaged in negotiations with the EPA. Aerochem believes that any liability it may incur in connection with the Casmalia Site will not be material, because Aerochem contributed less than 1/4% of the total waste disposed at the Casmalia Site and many other substantially larger companies and governmental entities are involved at the Casmalia Site. The Company has established a provision, based on currently available information, for Aerochem's share of the estimated cost of cleanup and closure of the Casmalia Site.

In the normal course of business, Ducommun and its subsidiaries are defendants in certain other litigation, claims and inquiries, including matters relating to environmental laws. In addition, the Company makes various commitments and incurs contingent liabilities. While it is not feasible to predict the outcome of these matters, the Company does not presently expect that any sum it may be required to pay in connection with these matters would have a material adverse effect on its consolidated financial position or result of operations.

                          PART II - OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

                 A Financial Data Schedule is filed as Exhibit 27 with this report.

                 During the quarter, the Company filed the following reports:

  (a) Form 8-K dated January 13, 1995 describing under Item 2 the acquisition by Jay-El Products, Inc., a wholly-owned subsidiary of Ducommun Incorporated, of substantially all of the assets and assumption of certain liabilities of Dynatech Microwave Technology, Inc. on December 30, 1994.

  (b) Form 8-K/A dated January 16, 1995 describing under Item 7 the financial statements, pro forma financial information and exhibits not included with the filing of Form 8-K dated December 20, 1994, regarding the acquisition by Ducommun Incorporated of all of the capital stock of J. Nelson Hoffman Manufacturing, Inc., d/b/a Brice Manufacturing Company, on December 6, 1994.

  (c) Form 8-K/A dated March 15, 1995 describing under Item 7 the financial statements, pro forma financial information and exhibits not included with the filing of Form 8-K dated January 13, 1995.

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   DUCOMMUN INCORPORATED
                                                       (Registrant)




                                        By:          /s/ Joseph C. Berenato
                                                   ---------------------------
                                                   Joseph C. Berenato
                                                   Executive Vice President,
                                                   Chief Operating Officer and
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer of
                                                   the Registrant)





                                        By:          /s/ Samuel D. Williams
                                                   ----------------------------
                                                   Samuel D. Williams
                                                   Vice President and Controller
                                                   (Chief Accounting Officer of
                                                   the Registrant)

Date:  April 24, 1995

                              INDEX TO EXHIBITS



EXHIBIT NUMBER
- --------------
    27                       Financial Data Schedule
