Form 10-Q
period 1995-07-01
DUCOMMUN INC /DE/
filed 1995-07-31
CIK 30305

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________


                         Commission File Number 0-1222


                              DUCOMMUN INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                              95-0693330
       -------------------------------              ------------------
        (State or other jurisdiction of               I.R.S. Employer
        incorporation or organization)              Identification No.

        23301 South Wilmington Avenue, Carson, California     90745
        -------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)


                                (310) 513-7200
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                     N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of July 1, 1995, there were outstanding 4,468,763 shares of common stock.
- ----------------------------------------------------------------------------

                             DUCOMMUN INCORPORATED
                                   FORM 10-Q
                                     INDEX



                                                               Page
                                                               ----
Part I.        Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets at
               July 1, 1995 and December 31, 1994                3

               Consolidated Statements of Income for
               Three Months Ended July 1, 1995 and
               July 2, 1994                                      4

               Consolidated Statements of Income for
               Six Months Ended July 1, 1995 and
               July 2, 1994                                      5

               Consolidated Statements of Cash Flows
               for Six Months Ended July 1, 1995 and
               July 2, 1994                                      6

               Notes to Consolidated Financial Statements     7-15

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    16-21


Part II.       Other Information

     Item 4.   Submission of Matters to a Vote
               of Security Holders                              22

     Item 6.   Exhibits and Reports on Form 8-K                 22

     Signatures                                                 23

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                 July 1,               December 31,
                                                                  1995                     1994
                                                                --------               ------------
ASSETS
- ------
Current Assets:
     Cash and cash equivalents                                  $    41                  $ 8,483
     Accounts receivable (less allowance for
         doubtful accounts of $175 and $182)                     12,290                    9,923
     Inventories                                                 13,051                   10,334
     Other receivables                                              119                      476
     Deferred income taxes (Note 5)                               2,490                    2,469
     Other current assets                                           979                      615
                                                                -------                  -------
             Total Current Assets                                28,970                   32,300

Property and Equipment, Net                                      23,241                   23,568
Deferred Income Taxes (Note 5)                                    7,924                    8,310
Excess of Cost Over Net Assets Acquired
   (Net of Accumulated Amortization
   of $1,769 and $1,193)                                         18,856                   14,693
Other Assets (Note 4)                                             1,162                      981
                                                                -------                  -------

                                                                $80,153                  $79,852
                                                                =======                  =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
     Current portion of long-term debt (Note 4)                 $ 4,386                  $12,170
     Accounts payable                                             4,034                    3,725
     Accrued liabilities                                         11,224                    9,695
                                                                -------                  -------
             Total Current Liabilities                           19,644                   25,590

Long-Term Debt (Note 4)                                          14,643                    9,743
Convertible Subordinated Debentures (Note 4)                     28,000                   28,000
Other Long-Term Liabilities                                         506                      736
                                                                -------                  -------

             Total Liabilities                                   62,793                   64,069
                                                                -------                  -------

Commitments and Contingencies (Note 6)

Shareholders' Equity:
     Common stock - $.01 par value;
         authorized 12,500,000 shares; issued and
         outstanding 4,468,763 shares in 1995
         and 4,464,154 in 1994                                       45                       45
     Additional paid-in capital                                  31,226                   31,234
     Accumulated deficit                                        (13,911)                 (15,496)
                                                                -------                  -------
             Total Shareholders' Equity                          17,360                   15,783
                                                                -------                  -------
                                                                $80,153                  $79,852
                                                                =======                  =======

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                        For Three Months Ended
                                                               -----------------------------------------
                                                               July 1, 1995                 July 2, 1994
                                                               ------------                 ------------
Net Sales                                                         $23,201                      $14,814
                                                                  -------                      -------

Operating Costs and Expenses:
  Cost of goods sold                                               15,869                       10,188
  Selling, general and administrative
     expenses                                                       4,997                        3,029
                                                                  -------                      -------

  Total Operating Costs and Expenses                               20,866                       13,217
                                                                  -------                      -------

Operating Income                                                    2,335                        1,597
Interest                                                             (988)                        (622)
                                                                  -------                      -------

Income from Operations Before Taxes                                 1,347                          975
Income Tax Expense (Note 5)                                          (377)                        (295)
                                                                  -------                      -------

Net Income                                                        $   970                      $   680
                                                                  =======                      =======

Earnings Per Share:
         Primary                                                  $   .20                      $   .15
         Fully Diluted                                                .18                          .14

Weighted Average Number of Common and
  Common Equivalent Shares Outstanding
  for Computation of Earnings Per Share
         Primary                                                    4,773                        4,588
         Fully Diluted                                              7,627                        7,413



See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                             For Six Months Ended
                                                                       --------------------------------
                                                                       July 1, 1995        July 2, 1994
                                                                       ------------        ------------
Net Sales                                                                 $43,823             $30,046
                                                                          -------             -------
Operating Costs and Expenses:
  Cost of goods sold                                                       30,316              21,165
  Selling, general and administrative
    expenses                                                                9,436               5,808
                                                                          -------             -------
  Total Operating Costs and Expenses                                       39,752              26,973
                                                                          -------             -------

Operating Income                                                            4,071               3,073
Interest                                                                   (1,869)             (1,266)
                                                                          -------             -------

Income From Operations Before Taxes                                         2,202               1,807
Income Tax Expense (Note 4)                                                  (617)               (579)
                                                                          -------             -------

Net Income                                                                $ 1,585             $ 1,228
                                                                          =======             =======

Earnings Per Share:
  Primary                                                                 $   .34             $   .27
  Fully diluted                                                               .31                 .27

Weighted Average Number of Common and
  Common Equivalent Shares Outstanding for
  Computation of Earnings Per Share:
    Primary                                                                 4,735               4,551
    Fully diluted                                                           7,626               7,413


See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                For Six Months Ended
                                                                          --------------------------------
                                                                          July 1, 1995        July 2, 1994
                                                                          ------------        ------------
Cash Flows from Operating Activities:

Net Income                                                                   $1,585              $1,228

Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
         Depreciation and amortization                                        2,203               1,584
         Deferred income tax provision                                          365                 532

Changes in Assets and Liabilities, Net
  of Effects from 3dbm Acquisition:
         Accounts receivable                                                 (1,816)              1,453
         Inventories                                                           (857)               (364)
         Other receivables                                                      372                 (21)
         Other current assets                                                  (347)                223
         Other assets                                                            60                (136)
         Accounts payable                                                    (1,371)                291
         Accrued and other liabilities                                          761                 591
                                                                             ------              ------
           Net Cash Provided by
             Operating Activities                                               955               5,381
                                                                             ------              ------
Cash Flows from Investing Activities:
Purchase of Property and Equipment                                           (1,078)               (561)
Acquisition of 3dbm                                                          (4,427)                  -
                                                                             ------              ------
           Net Cash Used in Investing Activities                             (5,505)               (561)
                                                                             ------              ------
Cash Flows from Financing Activities:
Proceeds from the Sale of Stock                                                  19                   9
Net Repayments of Long-Term Debt                                             (3,884)               (236)
Repurchase of Stock                                                             (27)                (15)
                                                                             ------              ------
           Net Cash Used in Financing Activities                             (3,892)               (242)
                                                                             ------              ------
Net (Decrease) Increase in Cash and
  Cash Equivalents                                                           (8,442)              4,578
Cash and Cash Equivalents at Beginning
  of Period                                                                   8,483                 534
                                                                             ------              ------
Cash and Cash Equivalents at End of Period                                   $   41              $5,112
                                                                             ======              ======

Supplemental Disclosures of Cash Flows
  Information:

Interest Expense Paid                                                        $1,659              $1,232
Income Taxes Paid                                                            $  125              $   55

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months and six months ended July 1, 1995 and July 2, 1994. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1994.

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

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
         Computation of Earnings Per Common and Common Equivalent Share
                    (In thousands, except per share amounts)


                                                            For Quarter Ended
                                                       -----------------------------
                                                       July 1,               July 2,
                                                         1995                  1994
                                                       -------               -------
Income for Computation of Primary Earnings
  Per Share                                            $  970                $  680
Interest, Net of Income Taxes, Relating
  to 7 3/4% Convertible Subordinated
  Debentures                                              390                   368
Net Income for Computation of Primary
  Earnings Per Share                                   $  970                $  680
Net Income for Computation of Fully
  Diluted Earnings Per Share                           $1,360                $1,048

Applicable Shares:
  Weighted Average Common Shares Outstanding
    for Computation of Primary Earnings Per
    Share                                               4,468                 4,464
  Weighted Average Common Equivalent
    Shares Arising From:
      7 3/4% convertible subordinated
      debentures                                        2,806                 2,806
       Stock options:
        Primary                                           305                   124
        Fully diluted                                     353                   143
  Weighted Average Common and Common
    Equivalent Shares Outstanding for
    Computation of Fully Diluted
    Earnings Per Share                                  7,627                 7,413
Earnings Per Share:
    Primary                                            $  .20                $  .15
    Fully diluted                                         .18                   .14

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
         Computation of Earnings Per Common and Common Equivalent Share
                    (In thousands, except per share amounts)


                                                                   For Six Months Ended
                                                               ----------------------------
                                                                July 1,             July 2,
                                                                 1995                1994
                                                               --------            --------
Income for Computation of Primary
  Earnings Per Share                                             $1,585              $1,228
Interest, Net of Income Taxes, Relating
  to 7 3/4% Convertible Subordinated
  Debentures                                                        779                 740
Net Income for Computation of Primary
  Earnings Per Share                                             $1,585              $1,228
Net Income for Computation of Fully
  Diluted Earnings Per Share                                     $2,364              $1,968

Applicable Shares:
  Weighted Average Common Shares
    Outstanding for Computation of
    Primary Earnings Per Share                                    4,467               4,463
  Weighted Average Common Equivalent
    Shares Arising From:
      7 3/4% convertible subordinated
      debentures                                                  2,806               2,806
      Stock options:
        Primary                                                     268                  88
        Fully diluted                                               353                 144
  Weighted Average Common and Common
    Equivalent Shares Outstanding for
    Computation of Fully Diluted Earnings
    Per Share                                                     7,626               7,413
  Earnings Per Share:
      Primary                                                    $  .34              $  .27
      Fully diluted                                                 .31                 .27

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


Note 4. Long-term debt and convertible subordinated debentures are summarized as follows:

                                                                            (In thousands)
                                                                    ------------------------------
                                                                     Jul. 1,              Dec. 31,
                                                                      1995                  1994
                                                                    --------              --------
                 Bank credit agreement                               $12,800               $ 7,500
                 Term and real estate loans                            3,803                 4,048
                 Promissory notes related to
                   acquisitions                                        2,426                10,365
                                                                     -------               -------
                     Total debt                                       19,029                21,913
                 Less current portion                                  4,386                12,170
                                                                     -------               -------
                 Total long-term debt                                $14,643               $ 9,743
                                                                     =======               =======

                 7 3/4% Convertible subordinated
                   debentures due 2011                               $28,000               $28,000
                                                                     =======               =======


        In July 1995, the Company and its bank amended the Company's credit agreement. The amended credit agreement provides for a $5,500,000 working capital line of credit and a $11,900,000 acquisition term loan at July 1, 1995. The working capital line of credit has an expiration date of July 15, 1997 and the acquisition term loan has a December 31, 1998 expiration date. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate plus 0.25% for the working capital line of credit and the bank's prime rate plus 0.75% for the acquisition term loan. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus 2.0% for the working capital line of credit and the Eurodollar rate plus 2.5% for the acquisition term loan. The bank's prime rate at July 1, 1995 was 9.0%.
        At July 1, 1995, the Company had $4,258,000 of unused lines of credit, after deducting $12,800,000 of loans outstanding for the acquisitions and $342,000 for an outstanding standby letter of credit which supports the estimated post-closure maintenance cost for a former surface impoundment.

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

        Debt issuance costs related to the issuance of convertible debt are being amortized over the term of the debt.
        Unamortized debt issuance costs of $492,000 and $519,000 at July 1, 1995 and December 31, 1994, respectively, are included in Other Assets.

        Aggregate maturities of long-term debt, together with sinking fund payments required, are as follows: 1995, $1,920,000;
        1996, $4,243,000; 1997, $6,257,000; 1998, $4,720,000; 1999,
        $509,000.

Note 5. Income Taxes

        The provision for income tax expense consists of the following:

                                        (In thousands)
                                     --------------------
                                     For Six Months Ended
                                     --------------------
                                      Jul. 1,     Jul. 2,
                                       1995        1994
                                     --------    --------
       Current tax expense:
            Federal                    $ 52        $ 47
            State                       200           -
                                       ----        ----
                                        252          47
                                       ----        ----

       Deferred tax expense:
            Federal                     346         599
            State                        19         (67)
                                       ----        ----
                                        365         532
                                       ----        ----
       Income Tax Expense              $617        $579
                                       ====        ====

        Deferred tax assets (liabilities) consist of the following:

                                            (In thousands)
                                          -------------------
                                          Jul. 1,    Dec. 31,
                                           1995        1994
                                          -------    --------
         Federal and state NOLs           $14,330     $14,871
         Credit carryforwards               1,180       1,113
         Employment-related reserves        1,242       1,242
         Inventory reserves                   354         354
         Other                              1,134       1,025
                                          -------     -------
                                           18,240      18,605
         Depreciation                      (2,676)     (2,676)
                                          -------     -------
         Net deferred tax assets before
           valuation allowance             15,564      15,929
         Deferred tax assets valuation
            allowance                      (5,150)     (5,150)
                                          -------     -------

                                          $10,414     $10,779
                                          =======     =======


         At July 1, 1995, the Company had federal tax NOLs totalling $42 million which expire in the years 1999 through 2004. The Company had California tax NOLs totalling $3 million which expire in the years 1995 through 1996. SFAS 109 requires that the tax benefit of such NOLs be recorded, measured by enacted tax rates, as an asset to the extent management assesses the utilization of such NOLs to be "more likely than not." Management has determined that the income of the Company will, more likely than not, be sufficient to realize the recorded net deferred tax asset prior to the ultimate expiration of the NOLs. Realization of the future tax benefits of NOLs is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. In assessing the likelihood of utilization of existing NOLs, management considered the historical results of operations of its operating subsidiaries, including recently acquired operations, and the current economic environment in which the Company operates. Management does not expect and did not consider any material changes in trends or the relationship between reported pretax income and federal and state taxable income or material asset sales or similar non-routine transactions in assessing the likelihood of realization of the recorded net deferred tax asset.

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

         The Company's ability to utilize $19 million of its NOLs is subject to limitation. This limitation resulted from the changes in the conversion price of the Company's convertible debt securities following the distribution in 1988 of Arrow Electronics, Inc. stock to the Company's shareholders. Management considered this limitation when recording the Company's deferred tax asset. Furthermore, the ability of the Company to utilize its NOLs would be subject to additional significant limitation in the event of a "change of ownership" as defined in the Internal Revenue Code. A "change of ownership" could be caused by purchases or sales of the Company's securities owned by persons or groups now or in the future having ownership of 5% or more of the Company's outstanding common stock or issuance by the Company of common stock (including shares that are issuable on conversion of the debentures).


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

These acquisitions were funded from internally generated cash, notes payable to sellers and borrowings under the Company's credit agreement with its bank (see Financial Condition for additional information). These acquisitions strengthen the Company's position in the aerospace industry, add complementary lines of business and improve utilization of existing manufacturing facilities and overhead structure.

RESULTS OF OPERATIONS AND EFFECTS OF INFLATION

Second Quarter 1995 Compared to Second Quarter 1994

Net sales increased 57% to $23,201,000 in the second quarter of 1995. The increase was due primarily to sales from businesses acquired in December 1994 and January 1995.

The Company had substantial sales to Lockheed Martin, Northrop Grumman, McDonnell Douglas and Boeing. During 1995 and 1994, sales to Lockheed Martin were approximately $2,298,000 and $2,336,000, respectively; sales to Northrop Grumman were approximately $1,401,000 and $711,000, respectively; sales to McDonnell Douglas were approximately $2,841,000 and $2,071,000, respectively; and sales to Boeing were approximately $1,542,000 and $1,157,000, respectively.

The sales to Lockheed Martin are primarily related to the Space Shuttle program. The sales relating to Northrop Grumman, McDonnell Douglas and Boeing are diversified over a number of different commercial and military programs.

Gross profit, as a percentage of sales, was 31.6% for the second quarter of 1995 compared to 31.2% in 1994.

Selling, general and administrative expenses increased to 21.5% of sales in 1995, compared to 20.4% of sales for 1994. The increase in these expenses as a percentage of sales was primarily the result of higher sales volume and goodwill amortization and period costs related to acquisitions.

Interest expense increased to $988,000 in 1995 compared to $622,000 in 1994 primarily due to higher debt levels caused by acquisition financing.

As a result of adopting Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes" ("SFAS 109") in 1993, the Company was not able to utilize the benefit of its net operating loss carryforwards to compute income tax expense for financial reporting purposes. This resulted in income tax expense of $377,000 and $295,000 in 1995 and 1994, respectively, for financial reporting purposes. From a cash flow perspective, however, the Company continues to use its federal and state tax net operating loss carryforwards to offset taxable income. Cash expended to pay income taxes was $50,000 in the second quarter of 1995. There was no cash expended to pay income taxes during the second quarter of 1994. For further discussion relating to the adoption of SFAS 109 by the Company, see Note 5 to the consolidated financial statements.

Net income for the second quarter of 1995 was $970,000, or $0.18 per share, compared to $680,000, or $0.14 per share, in 1994.

First Half of 1995 Compared to First Half of 1994

Net sales increased 46% to $43,823,000 in the first half of 1995. The increase was due primarily to sales from businesses acquired in December 1994 and January 1995.

The Company had substantial sales to Lockheed Martin, Northrop Grumman, McDonnell Douglas and Boeing. During 1995 and 1994, sales to Lockheed Martin were approximately $4,546,000 and $4,504,000, respectively; sales to Northrop Grumman were approximately $4,613,000 and $3,632,000, respectively; sales to McDonnell Douglas were approximately $5,147,000 and $3,716,000, respectively; and sales to Boeing were approximately $2,767,000 and $3,107,000, respectively. The sales to Lockheed Martin are primarily related to the Space Shuttle program. The sales relating to Northrop Grumman, McDonnell Douglas and Boeing are diversified over a number of different commercial and military programs.

At July 1, 1995, backlog believed to be firm was approximately $93,100,000, including $27,140,000 for space-related business, compared to $74,100,000 at July 2, 1994 and $84,800,000 at December 31, 1994. Approximately $34,000,000
of the total backlog is expected to be delivered during 1995.

Gross profit, as a percentage of sales, increased to 30.8% in 1995 from 29.6% in 1994. This increase was primarily the result of changes in sales mix partially offset by production inefficiencies resulting from the relocation of the DMT business in the first quarter of 1995, higher production costs at 3dbm, changes in customer production schedules and the start of new production programs.

Selling, general and administrative expenses increased to 21.5% of sales in 1995, compared to 19.3% of sales for 1994. The increase in these expenses as a percentage of sales was primarily the result of higher sales volume and goodwill amortization and period costs related to acquisitions.

Interest expenses increased to $1,869,000 in 1995 compared to $1,266,000 in 1994 primarily due to higher debt levels caused by acquisition financing.

As a result of adopting Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes" ("SFAS 109") in 1993, the Company was not able to utilize the benefit of its net operating loss carryforwards to compute income tax expense for financial reporting purposes. This resulted in income tax expense of $617,000 and $579,000 in 1995 and 1994, respectively, for financial reporting purposes. From a cash flow perspective, however, the Company continues to use its federal and state tax net operating loss carryforwards to offset taxable income. Cash expended to pay income taxes was $125,000 in the first half of 1995, compared to $55,000 in the first half of 1994. For further discussion relating to the adoption of SFAS 109 by the Company, see Note 5 to the consolidated financial statements.

Net income for the first half of 1995 was $1,585,000, or $0.31 per share, compared to $1,228,000, or $0.27 per share, in 1994.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash flow from operating activities for the first half of 1995 was $955,000 compared to $5,381,000 in the comparable period of 1994. This reduction was due to higher receivables and inventories primarily related to the recent acquisitions and reductions in accounts payable. During the first half of 1995 the Company had net bank borrowings of $5,300,000, of which $4,427,000 were used to purchase 3dbm in January 1995. During the first half of 1995, the Company also repaid $9,184,000 of principal on its outstanding debt.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowings capacity are expected to provide sufficient liquidity to meet the Company's obligations during 1995.

In July 1995, the Company and its bank amended the Company's credit agreement. The amended credit agreement provides for a $5,500,000 working capital line of credit and a $11,900,000 acquisition term loan at July 1, 1995. The working capital line of credit has an expiration date of July 15, 1997 and the acquisition term loan has a December 31, 1998 expiration date. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate plus 0.25% for the working capital line of credit and the bank's prime rate plus 0.75% for the acquisition term loan. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus 2.0% for the working capital line of credit and the Eurodollar rate plus 2.5% for the acquisition term loan. The bank's prime rate at July 1, 1995 was 9.0%. At July 1, 1995, the Company had $4,258,000 of unused lines of credit, after deducting $12,800,000 of loans outstanding for the acquisitions and $342,000 for an outstanding standby letter of credit which supports the estimated post-closure maintenance cost for a former surface impoundment.

Borrowings under the credit agreement are secured by most of the assets of the Company and its subsidiaries. The credit agreement includes minimum effective tangible net worth and earnings covenants, debt to effective tangible net worth, fixed charge coverage and quick ratios, and limitations on capital expenditures, future dividend payments and outside indebtedness.

On December 6, 1994, the Company incurred $10,365,000 in notes and other contractual liabilities to the former shareholders of Brice. The Company paid $8,772,000 of these notes through July 1, 1995. Of the remaining $1,593,000 of notes and contractual liabilities, $900,000 is subject to interest. Quarterly interest is payable at 7.75% per annum. Principal is payable in installments which commenced on March 6, 1995 with final payment due in December 1999.

Interest is paid semiannually on the 7.75% convertible subordinated debentures which are convertible into 2,805,611 shares of common stock at a conversion price of $9.98 per share, and are subject to a mandatory redemption of $2,000,000 per year from 1996 to 2010. The Company currently holds sufficient debentures to satisfy the redemption requirements through the year 2001.

Aggregate maturities of long-term debt, together with sinking fund payments required, are as follows: 1995, $1,920,000; 1996, $4,243,000; 1997,
$6,257,000; 1998, $4,720,000; 1999, $509,000.

The Company spent $1,078,000 on capital expenditures during the second quarter of 1995 and expects to spend less than $3,000,000 for capital expenditures in 1995.

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

                          PART II - OTHER INFORMATION




Item 4.     Submission of Matters to a Vote of Security Holders

                    The 1995 annual meeting of the Company was held on May 3, 1995. At the meeting, Norman A. Barkeley, H. Frederick Christie and Kevin S. Moore were elected as directors of the Company to serve for three-year terms expiring at the annual meeting in 1998. In the election of directors, the shareholder vote was as follows: Norman A. Barkeley, For - 4,063,885, Abstain
- - 9,140; H. Frederick Christie, For - 4,064,134, Abstain - 8,891; Kevin S. Moore, For - 4,064,134, Abstain - 8,891. The directors whose terms of office continued after the annual meeting are: Robert C. Ducommun, Thomas P. Mullaney, Richard J. Pearson and Arthur W. Schmutz.


Item 6.     Exhibits and Reports on Form 8-K.

                    A Financial Data Schedule is filed as Exhibit 27 with this report. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DUCOMMUN INCORPORATED
                                           (Registrant)




                                       By: /s/ Joseph C. Berenato
                                          --------------------------------
                                           Joseph C. Berenato
                                           Executive Vice President,
                                           Chief Operating Officer and
                                           Chief Financial Officer
                                           (Duly Authorized Officer of
                                           the Registrant)





                                       By: /s/ Samuel D. Williams
                                           -------------------------------
                                           Samuel D. Williams
                                           Vice President and Controller
                                           (Chief Accounting Officer of
                                           the Registrant)

Date:  July 28, 1995