Form 10-Q
period 1995-09-30
DUCOMMUN INC /DE/
filed 1995-10-24
CIK 30305

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


                         Commission File Number 0-1222


                              DUCOMMUN INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                 95-0693330
      -------------------------------                 ------------------
      (State or other jurisdiction of                   I.R.S. Employer
      incorporation or organization)                   Identification No.


          23301 South Wilmington Avenue, Carson, California    90745
          ----------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1995, there were outstanding 4,472,826 shares of common stock.

                            DUCOMMUN INCORPORATED
                                  FORM 10-Q
                                    INDEX



                                                                                           Page
                                                                                           ----
Part I.     Financial Information

       Item 1.  Financial Statements

                Consolidated Balance Sheets at
                September 30, 1995 and December 31, 1994                                    3

                Consolidated Statements of Income for
                Three Months Ended September 30, 1995
                and October 1, 1994                                                         4

                Consolidated Statements of Income for
                Nine Months Ended September 30, 1995 and
                October 1, 1994                                                             5

                Consolidated Statements of Cash Flows
                for Nine Months Ended September 30, 1995
                and October 1, 1994                                                         6

                Notes to Consolidated Financial Statements                                 7-15

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                                16-21

Part II.    Other Information

       Item 6.  Exhibits and Reports on Form 8-K                                           22

       Signatures                                                                          23

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                   September 30,             December 31,
                                                                                       1995                      1994
                                                                                   ------------              -----------
ASSETS
------
Current Assets:
     Cash and cash equivalents                                                     $    2,998                $    8,483
     Accounts receivable (less allowance for
        doubtful accounts of $169 and $182)                                            14,175                     9,923
     Inventories                                                                       12,166                    10,334
     Other receivables                                                                     45                       476
     Deferred income taxes (Note 5)                                                     2,490                     2,469
     Other current assets                                                                 961                       615
                                                                                   ----------                ----------
                Total Current Assets                                                   32,835                    32,300

Property and Equipment, Net                                                            23,129                    23,568
Deferred Income Taxes (Note 5)                                                          7,388                     8,310
Excess of Cost Over Net Assets Acquired
   (Net of Accumulated Amortization
   of $2,056 and $1,193)                                                               18,247                    14,693
Other Assets (Note 4)                                                                   1,284                       981
                                                                                   ----------                ----------

                                                                                   $   82,883                $   79,852
                                                                                   ==========                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Current portion of long-term debt (Note 4)                                    $    4,389                $   12,170
     Accounts payable                                                                   4,196                     3,725
     Accrued liabilities                                                               12,940                     9,695
                                                                                   ----------                ----------
                Total Current Liabilities                                              21,525                    25,590

Long-Term Debt (Note 4)                                                                13,756                     9,743
Convertible Subordinated Debentures (Note 4)                                           28,000                    28,000
Other Long-Term Liabilities                                                               579                       736
                                                                                   ----------                ----------

                Total Liabilities                                                      63,860                    64,069
                                                                                   ----------                ----------

Commitments and Contingencies (Note 6)

Shareholders' Equity:
     Common stock - $.01 par value;
            authorized 12,500,000 shares; issued and
            outstanding 4,472,826 shares in 1995
            and 4,464,154 in 1994                                                          45                        45
     Additional paid-in capital                                                        31,236                    31,234
     Accumulated deficit                                                              (12,258)                  (15,496)
                                                                                   ----------                ----------
                Total Shareholders' Equity                                             19,023                    15,783
                                                                                   ----------                ----------

                                                                                   $   82,883                $   79,852
                                                                                   ==========                ==========

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                                           For Three Months Ended
                                                                                   -------------------------------------
                                                                                   Sep. 30, 1995            Oct. 1, 1994
                                                                                   -------------            ------------

Net Sales                                                                          $      24,080             $    15,460
                                                                                   -------------             -----------

Operating Costs and Expenses:
  Cost of goods sold                                                                      15,939                  11,076
  Selling, general and administrative
     expenses                                                                              4,920                   3,151
                                                                                   -------------             -----------

  Total Operating Costs and Expenses                                                      20,859                  14,227
                                                                                   -------------             -----------

Operating Income                                                                           3,221                   1,233
Interest                                                                                    (984)                   (601)
                                                                                   -------------             -----------

Income from Operations Before Taxes                                                        2,237                     632
Income Tax Expense (Note 5)                                                                 (584)                   (174)
                                                                                   -------------             -----------

Net Income                                                                         $       1,653             $       458
                                                                                   =============             ===========

Earnings Per Share:
     Primary                                                                       $         .34             $       .10
     Fully Diluted                                                                           .27                     .10

Weighted Average Number of Common and
  Common Equivalent Shares Outstanding
  for Computation of Earnings Per Share
     Primary                                                                               4,880                   4,597
     Fully Diluted                                                                         7,707                   4,597



See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                                          For Nine Months Ended
                                                                                 ---------------------------------------
                                                                                 Sep. 30, 1995               Oct.1, 1994
                                                                                 -------------               -----------

Net Sales                                                                          $    67,903               $    45,506
                                                                                   -----------               -----------

Operating Costs and Expenses:
  Cost of goods sold                                                                    46,255                    32,241
  Selling, general and administrative
    expenses                                                                            14,356                     8,959
                                                                                   -----------               -----------

  Total Operating Costs and Expenses                                                    60,611                    41,200
                                                                                   -----------               -----------

Operating Income                                                                         7,292                     4,306
Interest                                                                                (2,853)                   (1,867)
                                                                                   -----------               -----------

Income From Operations Before Taxes                                                      4,439                     2,439
Income Tax Expense (Note 4)                                                             (1,201)                     (753)
                                                                                   -----------               -----------

Net Income                                                                         $     3,238               $     1,686
                                                                                   ===========               ===========

Earnings Per Share:
  Primary                                                                          $       .68               $       .37
  Fully diluted                                                                            .57                       .37

Weighted Average Number of Common and
  Common Equivalent Shares Outstanding for
  Computation of Earnings Per Share:
    Primary                                                                              4,783                     4,566
    Fully diluted                                                                        7,704                     4,566


See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                           For Nine Months Ended
                                                                                   -------------------------------------
                                                                                   Sep. 30, 1995            Oct. 1, 1994
                                                                                   -------------            ------------
Cash Flows from Operating Activities:
Net Income                                                                         $       3,238             $     1,686

Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
     Depreciation and amortization                                                         3,304                   2,299
     Deferred income tax provision                                                           901                     763

Changes in Assets and Liabilities, Net
  of Effects from 3dbm Acquisition:
     Accounts receivable                                                                  (3,712)                    757
     Inventories                                                                              39                     732
     Other receivables                                                                       446                     132
     Other current assets                                                                   (329)                    264
     Other assets                                                                            (62)                   (259)
     Accounts payable                                                                       (355)                   (727)
     Accrued and other liabilities                                                         2,030                     734
                                                                                   -------------             -----------
       Net Cash Provided by
        Operating Activities                                                               5,500                   6,381
                                                                                   -------------             -----------

Cash Flows from Investing Activities:
Purchase of Property and Equipment                                                        (1,792)                   (897)
Acquisition of 3dbm                                                                       (4,427)                      -
                                                                                   -------------             -----------
       Net Cash Used in Investing Activities                                              (6,219)                   (897)
                                                                                   -------------             -----------

Cash Flows from Financing Activities:
Proceeds from the Sale of Stock                                                               39                       -
Net Repayments of Long-Term Debt                                                          (4,768)                   (358)
Repurchase of Stock                                                                          (37)                     (6)
                                                                                   -------------             -----------
       Net Cash Used in Financing Activities                                              (4,766)                   (364)
                                                                                   -------------             -----------

Net (Decrease) Increase in Cash and
  Cash Equivalents                                                                        (5,485)                  5,120
Cash and Cash Equivalents at Beginning
  of Period                                                                                8,483                     534
                                                                                   -------------             -----------
Cash and Cash Equivalents at End of Period                                         $       2,998             $     5,654
                                                                                   =============             ===========

Supplemental Disclosures of Cash Flows
  Information:

Interest Expense Paid                                                              $       2,132             $     2,420
Income Taxes Paid                                                                  $         150             $       119

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months and nine months ended September 30, 1995 and October 1, 1994. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1994.

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

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
         Computation of Earnings Per Common and Common Equivalent Share
                    (In thousands, except per share amounts)


                                                                                    For Quarter Ended
                                                                            -------------------------------
                                                                             Sep. 30,               Oct. 1,
                                                                               1995                  1994
                                                                            ---------              --------
Income for Computation of Primary Earnings
  Per Share                                                                  $ 1,653               $   458
Interest, Net of Income Taxes, Relating
  to 7 3/4% Convertible Subordinated
  Debentures                                                                     390                   (A)
Net Income for Computation of Primary
  Earnings Per Share                                                         $ 1,653               $   458
Net Income for Computation of Fully
  Diluted Earnings Per Share                                                 $ 2,043               $   458

Applicable Shares:
  Weighted Average Common Shares Outstanding
    for Computation of Primary Earnings Per
    Share                                                                      4,471                 4,464
  Weighted Average Common Equivalent
    Shares Arising From:
      7 3/4% convertible subordinated
      debentures                                                               2,806                   (B)
      Stock options:
        Primary                                                                  409                   133
        Fully diluted                                                            430                   (B)
  Weighted Average Common and Common
    Equivalent Shares Outstanding for
    Computation of Fully Diluted
    Earnings Per Share                                                         7,707                 4,597
Earnings Per Share:
    Primary                                                                  $   .34               $   .10
    Fully diluted                                                                .27                   .10



(A) Excludes interest, net of income taxes, relating to 7 3/4% Convertible Subordinated Debentures because their common stock equivalent shares are antidilutive.

(B) Excludes common stock equivalents relating to 7 3/4% Convertible Subordinated Debentures and Common Stock Options which are antidilutive.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
         Computation of Earnings Per Common and Common Equivalent Share
                    (In thousands, except per share amounts)


                                                                                 For Nine Months Ended
                                                                             ---------------------------
                                                                             Sep. 30,             Oct. 1,
                                                                               1995                1994
                                                                             --------            --------
Income for Computation of Primary
  Earnings Per Share                                                         $  3,238            $  1,686
Interest, Net of Income Taxes, Relating
  to 7 3/4% Convertible Subordinated
  Debentures                                                                    1,169                 (A)
Net Income for Computation of Primary
  Earnings Per Share                                                         $  3,238            $  1,686
Net Income for Computation of Fully
  Diluted Earnings Per Share                                                 $  4,407            $  1,686

Applicable Shares:
  Weighted Average Common Shares
    Outstanding for Computation of
    Primary Earnings Per Share                                                  4,468               4,463
  Weighted Average Common Equivalent
    Shares Arising From:
      7 3/4% convertible subordinated
      debentures                                                                2,806                 (B)
      Stock options:
        Primary                                                                   315                 103
        Fully diluted                                                             430                 (B)
  Weighted Average Common and Common
    Equivalent Shares Outstanding for
    Computation of Fully Diluted Earnings
    Per Share                                                                   7,704               4,566
  Earnings Per Share:
      Primary                                                                $    .68            $    .37
      Fully diluted                                                               .57                 .37



(A) Excludes interest, net of income taxes, relating to 7 3/4% Convertible Subordinated Debentures because their common stock equivalent shares are antidilutive.

(B) Excludes common stock equivalents relating to 7 3/4% Convertible Subordinated Debentures and Common Stock Options which are antidilutive.

Note 3.       Acquisitions

              In December 1994, Ducommun acquired the capital stock of Brice Manufacturing Company, Inc. ("Brice") for $763,000 in cash and $10,365,000 in notes and other contractual liabilities. Under the terms of the stock purchase agreement, Ducommun may be required to make additional payments for each of the years 1995 to 1999, contingent upon Brice achieving certain levels of financial performance. Any such payments are generally capitalized as additional cost in excess of net assets acquired. Brice is an after-market supplier of aircraft seating products to many of the world's largest commercial airlines. Products supplied by Brice include plastic and metal seat parts, overhauled and refurbished seats, components for installation of in-flight equipment, and other cabin interior components for commercial aircraft.

              In December 1994, Ducommun's subsidiary, Jay-El Products, Inc., acquired substantially all of the assets and assumed certain liabilities of Dynatech Microwave Technology, Inc. ("DMT"), for $7,500,000 in cash. DMT has been integrated with Jay-El Products. DMT manufactures switches and other microwave components used on commercial and military aircraft. DMT also has developed several new products that apply its existing microwave technology to nonaerospace markets, including the wireless communications field.

              In January 1995, Ducommun acquired the capital stock of 3dbm, Inc. for $4,780,000 in cash (of which $353,000 has been withheld with respect to certain assets and potential liabilities of 3dbm) and $1,000,000 in notes. Under the terms of the stock purchase agreement, Ducommun may be required to make additional payments for each of the years 1995 to 1997, contingent upon 3dbm achieving certain levels of financial performance. 3dbm supplies microcell systems and other wireless telecommunications hardware used in cellular telephone networks, low-power television transmitters, and microwave components and subsystems to both military and commercial customers.

              The acquisitions of Brice, DMT and 3dbm described above were accounted for under the purchase method of accounting and, accordingly, the operating results for Brice, DMT and 3dbm have been included in the Consolidated Statements of Income since the dates of the respective acquisitions. The cost of the acquisitions has been preliminarily allocated on the basis of the estimated fair value of assets acquired and the liabilities assumed. This resulted in approximately $16,148,000 of cost in excess of net assets acquired. Such excess (which will increase for any future contingent payments) is being amortized on a straight line basis over fifteen years.


Note 4. Long-term debt and convertible subordinated debentures are summarized as follows:

                                                                (In thousands)
                                                             --------------------
                                                             Sep. 30,      Dec. 31,
                                                               1995          1994
                                                             --------      --------
             Bank credit agreement                           $ 12,250      $  7,500
             Term and real estate loans                         3,681         4,048
             Promissory notes related to
               acquisitions                                     2,214        10,365
                                                             --------      --------
                 Total debt                                    18,145        21,913
             Less current portion                               4,389        12,170
                                                             --------      --------
             Total long-term debt                            $ 13,756      $  9,743
                                                             ========      ========

             7 3/4% Convertible subordinated
               debentures due 2011                           $ 28,000      $ 28,000
                                                             ========      ========


              In July 1995, the Company and its bank amended the Company's credit agreement. The amended credit agreement provides for a $5,500,000 working capital line of credit and an $11,350,000 acquisition term loan at September 30, 1995. The working capital line of credit has an expiration date of July 15, 1997 and the acquisition term loan has a December 31, 1998 expiration date. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate plus 0.25% for the working capital line of credit and the bank's prime rate plus 0.75% for the acquisition term loan. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus 2.0% for the working capital line of credit and the Eurodollar rate plus 2.5% for the acquisition term loan. The bank's prime rate at September 30, 1995 was 8.75%. At September 30, 1995, the Company had $4,258,000 of unused lines of credit, after deducting $900,000 of loans outstanding for working capital, $11,350,000 of loans outstanding for the acquisitions and $342,000 for an outstanding standby letter of credit which supports the estimated post-closure maintenance cost for a former surface impoundment.

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

              Debt issuance costs related to the issuance of convertible debt are being amortized over the term of the debt. Unamortized debt issuance costs of $479,000 and $519,000 at September 30, 1995 and December 31, 1994, respectively, are included in Other Assets.

              Aggregate maturities of long-term debt, together with sinking fund payments required, are as follows: 1995, $1,035,000; 1996, $4,243,000; 1997, $6,257,000; 1998, $4,120,000; 1999, $209,000.

Note 5.       Income Taxes

              The provision for income tax expense consists of the following:

                                                                 (In thousands)
                                                             ----------------------
                                                             For Nine Months Ended
                                                             ----------------------
                                                               Sep. 30,    Oct. 1,
                                                                1995        1994
                                                             ----------   ---------
             Current tax expense:
                  Federal                                    $       75    $    (6)
                  State                                             225         (4)
                                                             ----------    --------
                                                                    300        (10)
                                                             ----------    --------

             Deferred tax expense:
                  Federal                                           846         858
                  State                                              55        (95)
                                                             ----------    --------
                                                                    901         763
                                                             ----------    --------
             Income Tax Expense                              $    1,201    $    753
                                                             ==========    ========

             Deferred tax assets (liabilities) consist of the following:

                                                                  (In thousands)
                                                               ---------------------
                                                               Sep. 30,     Dec. 31,
                                                                 1995         1994
                                                               --------     --------
             Federal and state NOLs                            $ 13,940     $ 14,871

             Credit carryforwards                                 1,180        1,113

             Employment-related reserves                          1,242        1,242

             Inventory reserves                                     354          354

             Other                                                  988        1,025
                                                               --------     --------
                                                                 17,704       18,605

             Depreciation                                        (2,676)      (2,676)
                                                               --------     --------
             Net deferred tax assets before
               valuation allowance                               15,028       15,929

             Deferred tax assets valuation
                allowance                                        (5,150)      (5,150)
                                                               --------     --------

                                                               $  9,878     $ 10,779
                                                               ========     ========


             At September 30, 1995, the Company had federal tax NOLs totalling $40 million which expire in the years 1999 through 2004. SFAS 109 requires that the tax benefit of such NOLs be recorded, measured by enacted tax rates, as an asset to the extent management assesses the utilization of such NOLs to be "more likely than not." Management has determined that the income of the Company will, more likely than not, be sufficient to realize the recorded net deferred tax asset prior to the ultimate expiration of the NOLs. Realization of the future tax benefits of NOLs is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. In assessing the likelihood of utilization of existing NOLs, management considered the historical results of operations of its operating subsidiaries, including recently acquired operations, and the current economic environment in which the Company operates. Management does not expect and did not consider any material changes in trends or the relationship between reported pretax income and federal taxable income or material asset sales or similar non-routine transactions in assessing the likelihood of realization of the recorded net deferred tax asset.

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

             The Company's ability to utilize $18 million of its NOLs is subject to limitation. This limitation resulted from the changes in the conversion price of the Company's convertible debt securities following the distribution in 1988 of Arrow Electronics, Inc. stock to the Company's shareholders. Management considered this limitation when recording the Company's deferred tax asset. Furthermore, the ability of the Company to utilize its NOLs would be subject to additional significant limitation in the event of a "change of ownership" as defined in the Internal Revenue Code. A "change of ownership" could be caused by purchases or sales of the Company's securities owned by persons or groups now or in the future having ownership of 5% or more of the Company's outstanding common stock or issuance by the Company of common stock (including shares that are issuable on conversion of the debentures).


Note 6.   Contingencies

             Ducommun's subsidiary, Aerochem, Inc. ("Aerochem"), is a major supplier of close tolerance chemical milling services for the aerospace and aircraft industries. At Aerochem's facility located in El Mirage, California, there have been indications that nitrates, fluorides, metals and other contaminants may have entered the groundwater in the vicinity of a percolation pond used by the former owner of the facility. In early 1993, perchloroethylene and trichloroethylene also were detected in the groundwater underlying the El Mirage facility and an adjacent parcel of property. Aerochem has been directed by the California Environmental Protection Agency and the Lahontan Region Water Quality Control Board to perform additional groundwater investigational work at the El Mirage facility to characterize the vertical and horizontal extent of groundwater contamination, and to conduct a pilot scale project for possible groundwater remediation. Aerochem is in the process of implementing a work plan to characterize the extent of groundwater contamination in accordance with the agencies' directives. Based upon currently available information, the Company has established a provision for the additional groundwater investigational work and pilot scale groundwater remediation project directed by the agencies. Depending on the results of the groundwater investigational work and pilot scale groundwater remediation project, Aerochem may be required to perform soil and/or groundwater remediation work at its El Mirage facility. The Company presently is not able to estimate the cost of such remediation work.

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

Acquisitions

In December 1994, the Company acquired the stock of Brice Manufacturing Company, Inc. ("Brice"), and acquired the assets and assumed certain liabilities of Dynatech Microwave Technology, Inc. ("DMT") for approximately $11 million and $7.5 million, respectively. In January 1995, the Company acquired the stock of 3dbm, Inc. ("3dbm") for approximately $5.8 million.
Brice is an after-market supplier of aircraft seating products supplied to many of the world's largest commercial airlines. DMT is a manufacturer of switches and other microwave components used on commercial and military aircraft and in other nonaerospace commercial applications. 3dbm is a supplier of microcell systems and other wireless telecommunications hardware used in cellular telephone networks, low-power television transmitters and microwave components and subsystems to both military and commercial customers.

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

RESULTS OF OPERATIONS AND EFFECTS OF INFLATION

Third Quarter 1995 Compared to Third Quarter 1994

Net sales increased 56% to $24,080,000 in the third quarter of 1995. The increase was due primarily to sales from businesses acquired in December 1994 and January 1995, and increased off-load work for aircraft structural components from prime contractors and major subcontractors. During the third quarter, a subsidiary of the Company also entered into a marketing agreement with Kabool Limited in South Korea, and third quarter sales benefitted from the initial delivery of wireless telecommunications products pursuant to this agreement.

The Company had substantial sales to Lockheed Martin, Northrop Grumman, McDonnell Douglas and Boeing. During 1995 and 1994, sales to Lockheed Martin were approximately $2,215,000 and $2,329,000, respectively; sales to Northrop Grumman were approximately $2,969,000 and $2,095,000, respectively; sales to McDonnell Douglas were approximately $2,374,000 and $1,771,000, respectively; and sales to Boeing were approximately $1,399,000 and $1,202,000, respectively. The sales to Lockheed Martin are primarily related to the Space Shuttle program. The sales relating to Northrop Grumman, McDonnell Douglas and Boeing are diversified over a number of different commercial and military programs.

Gross profit, as a percentage of sales, was 33.8% for the third quarter of 1995 compared to 28.4% in 1994. This increase in gross profit as a percentage of sales was primarily due to the economies of scale resulting from sales increases and improvements in production efficiencies.

Selling, general and administrative expenses were 20.4% of sales in 1995 and 1994.

Interest expense increased to $984,000 in 1995 compared to $601,000 in 1994 primarily due to higher debt levels caused by acquisition financing.

As a result of adopting Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes" ("SFAS 109") in 1993, the Company was not able to utilize the benefit of its net operating loss carryforwards to compute income tax expense for financial reporting purposes. This resulted in income tax expense of $584,000 and $174,000 in 1995 and 1994, respectively, for financial reporting purposes. From a cash flow perspective, however, the Company continues to use its federal and state tax net operating loss carryforwards to offset taxable income. Cash expended to pay income taxes was $25,000 in the third quarter of 1995. Cash expended to pay income taxes during the third quarter of 1994 aggregated $64,000. For further discussion relating to the adoption of SFAS 109 by the Company, see Note 5 to the consolidated financial statements.

Net income for the third quarter of 1995 was $1,653,000, or $0.27 per share, compared to $458,000, or $0.10 per share, in 1994.

Nine Months of 1995 Compared to Nine Months of 1994

Net sales increased 49% to $67,903,000 for the nine months ended September 30, 1995. The increase was due primarily to sales from businesses acquired in December 1994 and January 1995, and increased off-load work for aircraft structural components from prime contractors and major subcontractors. The Company sales also benefitted from the initial delivery of wireless tele-communications products pursuant to a marketing agreement entered into during the third quarter with Kabool Limited in Korea.

The Company had substantial sales to Lockheed Martin, Northrop Grumman, McDonnell Douglas and Boeing. During 1995 and 1994, sales to Lockheed Martin were approximately $6,761,000 and $6,833,000, respectively; sales to Northrop Grumman were approximately $7,582,000 and $5,727,000, respectively; sales to McDonnell Douglas were approximately $7,521,000 and $5,487,000, respectively; and sales to Boeing were approximately $4,166,000 and $4,309,000, respectively. The sales to Lockheed Martin are primarily related to the Space Shuttle program. The sales relating to Northrop Grumman, McDonnell Douglas and Boeing are diversified over a number of different commercial and military programs.

At September 30, 1995, backlog believed to be firm was approximately $88,600,000, including $25,800,000 for space-related business, compared to $71,400,000 at October 1, 1994 and $84,800,000 at December 31, 1994.
Approximately $20,000,000 of the total backlog is expected to be delivered during the fourth quarter of 1995.

Gross profit, as a percentage of sales, increased to 31.9% in 1995 from 29.2% in 1994. This increase was primarily the result of changes in sales mix, economies of scale resulting from sales increases and improvements in production efficiencies, partially offset by production inefficiencies resulting from the relocation of the DMT business in the first quarter of 1995, higher production costs at 3dbm, changes in customer production schedules and the start of new production programs.

Selling, general and administrative expenses increased to 21.1% of sales in 1995, compared to 19.7% of sales for 1994. The increase in these expenses as a percentage of sales was primarily the result of higher sales volume, goodwill amortization and period costs related to acquisitions.

Interest expense increased to $2,853,000 in 1995 compared to $1,867,000 in 1994 primarily due to higher debt levels caused by acquisition financing.

As a result of adopting Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes" ("SFAS 109") in 1993, the Company was not able to utilize the benefit of its net operating loss carryforwards to compute income tax expense for financial reporting purposes. This resulted in income tax expense of $1,201,000 and $753,000 in 1995 and 1994, respectively, for financial reporting purposes. From a cash flow perspective, however, the Company continues to use its federal and state tax net operating loss carryforwards to offset taxable income. Cash expended to pay income taxes was $150,000 during the nine months ended September 30, 1995, compared to $119,000 during the nine months ended October 1, 1994. For further discussion relating to the adoption of SFAS 109 by the Company, see Note 5 to the consolidated financial statements.

Net income for the nine months ended September 30, 1995 was $3,238,000, or $0.57 per share, compared to $1,686,000, or $0.37 per share, in 1994.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash flow from operating activities for the nine months ended September 30, 1995 was $5,500,000 compared to $6,381,000 in the comparable period of 1994. This reduction was primarily due to higher receivables related to the Brice and DMT acquisitions. During the nine months ended September 30, 1995 the Company had net bank borrowings of $4,750,000, of which $4,427,000 were used to purchase 3dbm in January 1995. The Company also repaid $11,168,000 of principal on its outstanding debt, including $8,976,000 relating to Brice as discussed below.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowings capacity are expected to provide sufficient liquidity to meet the Company's obligations during 1995.

In July 1995, the Company and its bank amended the Company's credit agreement. The amended credit agreement provides for $5,500,000 working capital line of credit and an $11,350,000 acquisition term loan at September 30, 1995. The working capital line of credit has an expiration date of July 15, 1997 and the acquisition term loan has a December 31, 1998 expiration date. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate plus 0.25% for the working capital line of credit and the bank's prime rate plus 0.75% for the acquisition term loan. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus 2.0% for the working capital line of credit and the Eurodollar rate plus 2.5% for the acquisition term loan. The bank's prime rate at September 30, 1995 was 8.75%. At September 30, 1995, the Company had $4,258,000 of unused lines of credit, after deducting $900,000 of loans outstanding for working capital, $11,350,000 of loans outstanding for the acquisitions and $342,000 for an outstanding standby letter of credit which supports the estimated post-closure maintenance cost for a former surface impoundment.

Borrowings under the credit agreement are secured by most of the assets of the Company and its subsidiaries. The credit agreement includes minimum effective tangible net worth and earnings covenants, debt to effective tangible net worth, fixed charge coverage and quick ratios, and limitations on capital expenditures, future dividend payments and outside indebtedness.

On December 6, 1994, the Company incurred $10,365,000 in notes and other contractual liabilities to the former shareholders of Brice. The Company paid $8,976,000 of these notes through September 30, 1995. Of the remaining $1,389,000 of notes and contractual liabilities, $750,000 is subject to interest. Quarterly interest is payable at 7.75% per annum. Principal is payable in installments which commenced on March 6, 1995 with final payment due in December 1999.

Interest is paid semiannually on the 7.75% convertible subordinated debentures which are convertible into 2,805,611 shares of common stock at a conversion price of $9.98 per share, and are subject to a mandatory redemption of $2,000,000 per year from 1996 to 2010. The Company currently holds sufficient debentures to satisfy the redemption requirements through the year 2001.

Ducommun is exploring the possibility of calling or making a conversion offer for a portion of its currently outstanding 7.75% convertible subordinated debentures, which are convertible into common stock at $9.98 per share. The timing and amount of debentures involved in such a transaction will depend upon a variety of factors, including the market price of Ducommun's common stock and general economic conditions.

Aggregate maturities of long-term debt, together with sinking fund payments required, are as follows: 1995, $1,035,000; 1996, $4,243,000; 1997,
$6,257,000; 1998, $4,120,000; 1999, $209,000.

The Company spent $1,792,000 on capital expenditures during the nine months ended September 30, 1995 and expects to spend less than $3,000,000 for capital expenditures in 1995.

Ducommun's subsidiary, Aerochem, Inc. ("Aerochem"), is a major supplier of close tolerance chemical milling services for the aerospace and aircraft industries. At Aerochem's facility located in El Mirage, California, there have been indications that nitrates, fluorides, metals and other contaminants may have entered the groundwater in the vicinity of a percolation pond used by the former owner of the facility. In early 1993, perchloroethylene and trichloroethylene also were detected in the groundwater underlying the El Mirage facility and an adjacent parcel of property. Aerochem has been directed by the California Environmental Protection Agency and the Lahontan Region Water Quality Control Board to perform additional groundwater investigational work at the El Mirage facility to characterize the vertical and horizontal extent of groundwater contamination and to conduct a pilot scale project for possible groundwater remediation. Aerochem is in the process of implementing a work plan to characterize the extent of groundwater contamination in accordance with the agencies' directives. Based upon currently available information, the

Company has established a provision for the additional groundwater investigational work and pilot scale groundwater remediation project directed by the agencies. Depending on the results of the groundwater investigational work and pilot scale groundwater remediation project, Aerochem may be required to perform soil and/or groundwater remediation work at its El Mirage facility. The Company presently is not able to estimate the cost of such remediation work.

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

                          PART II - OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits

                 Exhibit
                 Number                                 Description
                    4                                   First Amendment to Third Amended and Restated Loan Agreement
                                                        dated as of June 30, 1995.

                   27                                   Financial Data Schedule

b)       Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DUCOMMUN INCORPORATED
                                  ---------------------
                                      (Registrant)




                       By:        /s/ Joseph C. Berenato
                                  ------------------------------
                                  Joseph C. Berenato
                                  Executive Vice President,
                                  Chief Operating Officer and
                                  Chief Financial Officer
                                  (Duly Authorized Officer of
                                  the Registrant)





                       By:        /s/ Samuel D. Williams
                                  -----------------------------
                                  Samuel D. Williams
                                  Vice President and Controller
                                  (Chief Accounting Officer of
                                  the Registrant)

Date:  October 24, 1995