Form 10-K
period 1995-12-31
DUCOMMUN INC /DE/
filed 1996-03-13
CIK 30305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]                    ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ]                   TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                           COMMISSION FILE NO. 0-1222

                              DUCOMMUN INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                95-0693330
------------------------------                               -------------------
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                                Identification No.)

23301 South Wilmington Avenue, Carson, California                       90745
-------------------------------------------------                     ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (310) 513-7200

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
   Title of each class                                      which registered
   -------------------                                  ------------------------
Common Stock, $.01 par value                             American Stock Exchange
                                                         Pacific Stock Exchange
7-3/4% Convertible Subordinated
Debentures Due 2011                                      American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                ----------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X  NO    .
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $35 million as of January 31, 1996.

The number of shares of common stock outstanding on January 31, 1996 was 5,121,115.

Documents Incorporated by Reference: (a) Annual Report to Shareholders (the "1995 Annual Report") for the year ended December 31, 1995, incorporated partially in Part I and Part II hereof (see Exhibit 13.0), and (b) Proxy Statement for the 1996 Annual Meeting of Shareholders (the "1996 Proxy Statement"), incorporated partially in Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

    During 1995, Ducommun Incorporated ("Ducommun"), through its subsidiaries (collectively, the "Company"), manufactured components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. Domestic commercial aircraft programs include the Boeing 737, 747, 757, 767 and 777 and the McDonnell Douglas MD-11 and MD-80/90. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340, de Havilland Dash 8, and the Canadair Regional Jet. Major military aircraft programs include the McDonnell Douglas C-17, F-15 and F-18, Lockheed Martin F-16 and C-130, Northrop Grumman F-18, various Sikorsky, Bell and Boeing helicopter programs, and advanced development programs. The Company is a subcontractor to Lockheed Martin on the Space Shuttle external tank and a supplier of components for the Space Shuttle Orbitor. The Company manufactures components for Atlas/Centaur, Delta and Titan expendable launch vehicles and various telecommunications satellites. Through its 3dbm, Inc. ("3dbm") subsidiary, the Company also sells products for the wireless communications industry.

    In December 1994, the Company acquired all of the capital stock of Brice Manufacturing Company, Inc. ("Brice") and acquired substantially all of the assets and assumed certain liabilities of Dynatech Microwave Technology, Inc. ("DMT"). In January 1995, the Company acquired all of the capital stock of 3dbm.

Aerochem

    Ducommun's subsidiary, Aerochem, Inc. ("Aerochem"), is a major supplier of close tolerance chemical milling services for the aerospace and aircraft industries. Chemical milling removes material in specific patterns to reduce weight in areas where full material thickness is not required. This sophisticated etching process enables Aerochem to produce lightweight, high-strength designs that would be impractical to produce by conventional means. Jet engine components, wing leading edges and fuselage skins are examples of products that require chemical milling.

    Aerochem offers production-scale chemical milling on aluminum, titanium, steel, nickel-base and super alloys. Aerochem also specializes in very large and complex parts up to 50 feet long. Management believes that Aerochem is the largest independent supplier of chemical milling services in the United States. Many of the parts chemically milled by Aerochem are formed and machined by AHF-Ducommun Incorporated.

AHF-Ducommun

    AHF-Ducommun Incorporated ("AHF"), another Ducommun subsidiary, supplies aircraft and aerospace prime contractors with engineering, manufacturing and testing of complex components using stretch forming and thermal forming processes and computer-controlled machining.
Stretch forming is a process for manufacturing large complex structural shapes primarily from aluminum sheet metal extrusions. AHF has some of the largest and most sophisticated stretch forming presses in the United States. Thermal forming is a metal working process conducted at high temperature for manufacturing close tolerance titanium components. AHF designs and manufactures the tooling required for the production of parts in both forming processes. Certain components manufactured by AHF are machined with precision milling equipment designed and constructed by AHF. AHF also employs computer-aided design/manufacturing systems with three 5-axis gantry profile milling machines and a 5-axis numerically-controlled router to provide computer-controlled machining and inspection of complex parts up to 82 feet long.

    AHF has an integrated operation offering a broad range of capabilities. From the design specifications of a customer, AHF is able to engineer, manufacture, test and deliver the desired finished components. This process depends on the skillful execution of several complex subtasks, including the design and construction of special equipment. Management believes that the ability of AHF to provide a full range of integrated capabilities represents a competitive advantage.

Jay-El Products

    Ducommun's Jay-El Products, Inc. ("Jay-El Products") subsidiary develops, designs and manufactures illuminated switches, switch assemblies and keyboard panels used in many military aircraft, helicopter, commercial aircraft and spacecraft programs, as well as ground support equipment and naval vessels. Jay-El Products manufactures switches and panels where high reliability is a prerequisite. Keyboard panels are lighted, feature push button switches and are available with sunlight readable displays. Some of the keyboard panels and illuminated switches manufactured by Jay-El Products for military applications are night vision goggle-compatible.

    As a result of the acquisition of DMT in December 1994, Jay-El Products develops, designs and manufactures microwave switches, filters and other components used principally on commercial and military aircraft. DMT also has developed several new products that apply its existing microwave technology to nonaerospace markets, including the wireless communications field.

    Jay-El Products sells most of its products pursuant to fixed price contracts, either directly or as a subcontractor under United States government defense contracts.

Brice Manufacturing

    In December 1994, Ducommun acquired the capital stock of Brice Manufacturing Company, Inc. ("Brice"). Brice is an after-market supplier of aircraft seating products to many of the world's largest commercial airlines. Products supplied by Brice include plastic and metal seat parts, overhauled and refurbished seats, components for installation of in-flight entertainment equipment, and other cabin interior components for commercial aircraft. Management believes that Brice is the largest company in the United States supplying airline seating and other cabin interior components exclusively for the after-market.

3dbm

    In January 1995, Ducommun acquired the capital stock of 3dbm. 3dbm develops, designs and manufactures high-power expanders, repeaters, bi-directional amplifiers, microcells and other wireless communication hardware used in cellular telephone networks. 3dbm also designs and manufactures on a limited basis microwave components and subsystems for both military and commercial customers.

Defense and Space Programs

    A major portion of sales is derived from United States government defense programs and space programs. Approximately 36 percent of 1995 sales were related to defense programs and approximately 9 percent of 1995 sales were related to space programs. These programs could be adversely affected by reductions in defense spending and other government budgetary pressures which would result in reductions, delays or stretch-outs of existing and future programs. In addition, the Company's contracts covering defense and space programs are subject to termination at the convenience of the customer (as well as for default). In the event of termination for convenience, the customer generally is required to pay the costs incurred by the Company and certain other fees through the date of termination.

    Any substantial delay or suspension of production for the Space Shuttle program would have a significant impact on the results of operations for the Company.

Commercial Programs

    Approximately 55 percent of 1995 sales were related to commercial aircraft programs, and nonaerospace commercial applications. The Company's commercial sales depend substantially on aircraft manufacturers' production rates, which in turn depend upon deliveries of new aircraft. Deliveries of new aircraft by aircraft manufacturers are dependent on the financial capacity of the airlines and leasing companies to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft.

Major Customers

    The Company had substantial sales to Lockheed Martin, Northrop Grumman, McDonnell Douglas, and Boeing. During 1995, sales to

Lockheed Martin were $8,163,000, or 8.9% of total sales; sales to Northrop Grumman were $9,623,000, or 10.5% of total sales; sales to McDonnell Douglas were $9,516,000, or 10.4% of total sales, and sales to Boeing were $5,215,000 or 5.7% of total sales. Sales to Lockheed Martin are primarily for the Space Shuttle program. Sales to Northrop Grumman, McDonnell Douglas and Boeing are diversified over a number of different commercial and military programs.

Competition

    The Company competes with various companies, some of which are substantially larger and have greater financial, technical and personnel resources. The Company's ability to compete depends on the quality of goods and services, competitive pricing and the ability to solve specific customer problems.

Backlog

    At December 31, 1995, backlog believed to be firm was approximately $92,600,000, including $26,000,000 for space-related business, compared to $84,800,000 at December 31, 1994. Approximately $40,000,000 of total backlog is expected to be delivered during 1996.

Environmental Matters

    Aerochem uses various acid and alkaline solutions in the chemical milling process, resulting in potential environmental hazards. Despite existing waste recovery systems and continuing capital expenditures for waste reduction and management, at least for the immediate future, Aerochem will remain dependent on the availability and cost of remote hazardous waste disposal sites or other alternative methods of disposal.

    The Aerochem facility located in El Mirage, California has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination. Based upon currently available information, the Company has established a provision for the cost of such investigation and corrective action.

    Aerochem has been notified by the United States Environmental Protection Agency ("EPA") that Aerochem and other generators of hazardous waste disposed at the Casmalia Resources Hazardous Waste Facility in California (the "Casmalia Site"), an inactive hazardous waste treatment, storage and disposal facility, may be responsible for certain costs associated with the cleanup and closure of the Casmalia Site. Aerochem contributed less than 1/4 of 1% of the total waste disposed at the Casmalia Site, and many other substantially larger companies and governmental entities are involved at the Casmalia Site. The Company has established a provision, based on currently available information, for Aerochem's share of the estimated cost of cleanup and closure of the Casmalia Site.

    Ducommun's other subsidiaries are also subject to environmental laws and regulations. However, the quantities of hazardous materials handled, hazardous wastes generated and air emissions released by these subsidiaries are relatively small.

    The Company anticipates that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain its environmental compliance efforts. The Company does not expect to spend a material amount on capital expenditures for environmental compliance during 1996.

    In the normal course of business, Ducommun and its subsidiaries are defendants in certain other litigation, claims and inquiries, including matters relating to environmental laws. In addition, the Company makes various commitments and incurs contingent liabilities. While it is not feasible to predict the outcome of these matters, the Company does not presently expect that any sum it may be required to pay in connection with these matters would have a material adverse effect on its consolidated financial position or results of operations.

Employees

    At December 31, 1995, the Company employed 808 persons.

Business Segment Information

    The Company operates in only one business segment.

Information About Foreign and Domestic Operations and Export Sales

    In 1995, 1994 and 1993, foreign sales to manufacturers world-wide were $23,497,000, $11,515,000 and $8,672,000, respectively.

    The amounts of revenue, profitability and identifiable assets attributable to foreign operations are not material when compared with the revenue, profitability and identifiable assets attributed to Unites States domestic operations during 1995, 1994 and 1993. Canada is the only country in which the Company had sales of 5% or more of total sales, with sales of $4,518,000, $5,944,000 and $3,445,000 in 1995, 1994 and 1993, respectively.

ITEM 2.    PROPERTIES

    The Company occupies approximately 20 facilities with a total area of over 748,000 square feet, including both owned and leased properties. At December 31, 1995, facilities which were in excess of 60,000 square feet each were occupied as follows:

                                               Square       Expiration
Location                     Company            Feet         of Lease
--------                     -------           ------       ----------
El Mirage, California        Aerochem           74,300         Owned
Orange, California           Aerochem           76,200         Owned
Carson, California           AHF-Ducommun      130,400        1996-01
Carson, California           AHF-Ducommun      108,000         Owned
Carson, California           Jay-El Products   117,000         1997

    The Company's facilities are, for the most part, fully utilized, although excess capacity exists from time to time based on product mix and demand. Management believes that these properties are in good condition and suitable for their present use.

    Although the Company maintains standard property casualty insurance covering its properties, the Company does not carry any earthquake insurance because of the cost of such insurance. All of the Company's properties are located in Southern California, an area subject to frequent and sometimes severe earthquake activity.

3.  LEGAL PROCEEDINGS

    None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

    The information under the caption "Quarterly Common Stock Price Information" on page 9 of the 1995 Annual Report is incorporated herein by reference. No dividends were paid during 1994 or 1995 (see Exhibit 13.0).

ITEM 6.    SELECTED FINANCIAL DATA

    The information under the caption "Selected Financial Data" appearing on page 9 of the 1995 Annual Report is incorporated herein by reference (see
Exhibit 13.0).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 10 through 13 of the 1995 Annual Report is incorporated herein by reference (see Exhibit 13.0).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows,"

"Consolidated Statements of Changes in Shareholders' Equity," and "Notes to Consolidated Financial Statements," together with the report thereon of Price Waterhouse LLP dated February 20, 1996, appearing on pages 14 through 25 of the 1995 Annual Report are incorporated herein by reference (see Exhibit 13.0).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

    The information under the caption "Election of Directors" in the 1996 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

    The following table sets forth the names and ages of all executive officers of the Company (including subsidiary Presidents), all positions and offices held with the Company, their terms of office and brief accounts of business experience during the past five years:

                         Positions & Offices                 Other Business
                          Held with Company                    Experience
Name (Age)                  (Year Elected)                  (Past Five Years)
----------               -------------------                -----------------
Norman A.                Chairman of the Board                            -
 Barkeley (66)           (1989) and Chief
                         Executive Officer (1988)

Joseph C.                President (1996),                  Executive Vice President (1995)
 Berenato (49)           Chief Operating Officer            of the Company; previously
                         (1995), and Chief                  Senior Vice President/Managing Director of
                         Financial Officer (1991)           Manufacturers Hanover Trust Company (Los Angeles)
                                                            (1980-1991)

James S. Heiser          Vice President (1990),                           -
 (39)                    General Counsel (1988),
                         Secretary (1987), and
                         Treasurer (1995)

Kenneth R.               Vice President-Human                             -
 Pearson (60)            Resources (1988)

                  Positions & Offices                 Other Business
                   Held with Company                    Experience
Name (Age)           (Year Elected)                  (Past Five Years)
----------        -------------------                -----------------
Samuel D.         Vice President (1991),                           -
 Williams (47)    Controller (1988), and
                  Assistant Treasurer (1990)

Robert A. Borlet  President of Jay-El                              -
 (55)             Products, Inc. (1988)

Robert B. Hahn    President of Aerochem, Inc.                      -
 (52)             (1987)

Robert L. Hansen  President of AHF-                                -
 (42)             Ducommun Incorporated
                  (1989)

Paul L. Graham    President of 3dbm, Inc.            President of Dynatech
 (51)             (1995)                             Microwave Technology, Inc. (1992-1994); previously,
                                                     general and senior management at TRW, Titan Sesco,
                                                     Vector General, Hughes and Raytheon

Bruce J.
Greenbaum (40)    President of Brice                 President and/or
                  Manufacturing Company,             General Manager of
                  Inc. (1994)                        Brice during five years prior to acquisition by Ducommun

ITEM 11.   EXECUTIVE COMPENSATION

    The information under the caption "Compensation of Executive Officers" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the caption "Election of Directors" contained in the paragraph immediately following the table in the 1996 Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K

    (a)    1.     Financial Statements

           The following consolidated financial statements of Ducommun Incorporated and subsidiaries, included in the 1995 Annual Report, are incorporated by reference in Item 8 of this report. Page numbers refer to the 1995 Annual Report:

                                                                              Page
                                                                              ----
           Consolidated Statements of Income - Years                          14
           ended December 31, 1995, 1994 and 1993

           Consolidated Balance Sheets - December 31, 1995                    15
           and 1994

           Consolidated Statements of Cash Flows - Years                      16
           ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Changes in                              17
           Shareholders' Equity - Years ended
           December 31, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements                        18-24

           Report of Independent Accountants                                  25

           2.     Financial Statement Schedule

           The following schedule for the years ended December 31, 1995, 1994 and 1993 is filed herewith:

           Schedule VIII - Valuation and Qualifying Accounts and Reserves

           All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

    (b)    Reports on Form 8-K

           During the last quarter of 1995, no reports on Form 8-K were filed.

    (c)    Exhibits

           3.1 Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 29, 1990. Incorporated by reference to
           Exhibit 3.1 to Form 10-K for the year ended December 31, 1990.

           3.2 Bylaws as amended and restated on October 21, 1992. Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 1992.

           4.1 Third Amended and Restated Loan Agreement dated January 20, 1995 between Ducommun and Bank of America NT&SA. Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1994.

           4.2 Amended and Restated Security Agreement dated January 20, 1995 between Ducommun and Bank of America NT&SA. Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 1994.

           4.3 Amended and Restated Security Agreement dated January 20, 1995 between the subsidiaries of Ducommun and Bank of America NT&SA. Incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended December 31, 1994.

           4.4 First Amendment to Third Amended and Restated Loan Agreement dated as of June 30, 1995. Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 1995.

           4.5 Second Amendment to Third Amended and Restated Loan Agreement dated as of November 3, 1995.

           4.6 Form of Indenture and Debentures for 7 3/4% Convertible Subordinated Debentures due 2011 (the "Debentures"). Incorporated by reference to Exhibit 4.1 to Form S-2 Registration Statement (File No. 33-4313).

           4.7 Officer's Certificate dated March 14, 1988 addressed to Bankers Trust Company reducing the conversion price for the Debentures. Incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended December 31, 1989.

           4.8 Conversion Agreement dated July 22, 1992 between Ducommun and the holders of the 9% Convertible Subordinated Notes due 1998. Incorporated by reference to Exhibit 1 to Form 8-K dated July 29, 1992.

           4.9 Loan and Security Agreement dated December 1, 1992 between AHF-Ducommun Incorporated ("AHF"), a subsidiary of Ducommun, and the CIT Group/Equipment Financing, Inc., as amended. The Company will furnish a copy of such agreement to the Securities and Exchange Commission upon request.

           4.10 Standing Loan Agreement dated December 17, 1993 between AHF and Bank of America NT&SA. The Company will furnish a copy of such agreement to the Securities and Exchange Commission upon request.

         * 10.1 1981 Stock Incentive Plan as amended and restated March 21, 1990. Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1989.

         * 10.2  1990 Stock Option Plan. Incorporated by reference to Exhibit
           10.4 to Form 10-K for the year ended December 31, 1990.

         * 10.3 Form of Stock Option Agreement under the 1990 Stock Option Plan and the 1981 Stock Incentive Plan. Incorporated by reference to
           Exhibit 10.5 to Form 10-K for the year ended December 31, 1990.

         * 10.4  1994 Stock Incentive Plan. Incorporated by reference to Exhibit
           10.4 to Form 10-K for the year ended December 31, 1994.

         * 10.5 Form of Key Executive Severance Agreement entered with nine current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1989.

         * 10.6 Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990.

         * 10.7  Description of 1996 Executive Officer Bonus Arrangement.

         * 10.8 Directors' Deferred Compensation and Retirement Plan, as amended October 29, 1993. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1993.

         * 10.9 Amended and Restated Employment Agreement dated as of May 5, 1993 between Ducommun and Norman A. Barkeley. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 3, 1993.

         * 10.10 Ducommun Incorporated Executive Retirement Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

         * 10.11 Ducommun Incorporated Executive Compensation Deferral Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 3, 1993.

         * 10.12 Ducommun Incorporated Executive Compensation Deferral Plan No. 2 dated October 15, 1994. Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 1994.

           10.13 Stock Purchase and Sale Agreement among Ducommun Incorporated and each of the shareholders of J. Nelson Hoffman Manufacturing, Inc., d/b/a Brice Manufacturing Company, dated December 6, 1994. Incorporated by reference to Exhibit 1 to Form 8-K dated December 20, 1994.

           10.14 Asset Purchase Agreement by and among Jay-El Products, Inc., as buyer, and Dynatech Microwave Technology, Inc., as seller, and Ducommun Incorporated and Dynatech Corporation, dated December 30, 1994. Incorporated by reference to Exhibit 1 to Form 8-K dated January 13, 1995.

           11.1 Computation of Income (Loss) Per Common and Common Equivalent Share.

           13.0 1995 Annual Report to Shareholders (not deemed to be filed except as previously incorporated by reference).

           21.0  Subsidiaries of registrant.

           23.1  Consent of Price Waterhouse LLP.

           27.0  Financial Data Schedule.

--------------
         * Indicates an executive compensation plan or arrangement.

                                  Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              DUCOMMUN INCORPORATED

Date  March 13, 1996                          By /s/ Norman A. Barkeley
      --------------                             ----------------------
                                                 Norman A. Barkeley
                                                 Chairman of the Board and
                                                 Chief Executive Officer

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date  March 13, 1996                          By /s/ Joseph C. Berenato
      --------------                             ----------------------
                                                 Joseph C. Berenato
                                                 President, Chief Operating
                                                 Officer and Chief Financial
                                                 Officer
                                                 (Principal Financial Officer)




Date  March 13, 1996                          By /s/ Samuel D. Williams
      --------------                             ----------------------
                                                 Samuel D. Williams
                                                 Vice President, Controller
                                                 and Assistant Treasurer
                                                 (Principal Accounting Officer)

                                    DIRECTORS


By /s/ Norman A. Barkeley                          Date   March 13, 1996
   --------------------------                           ------------------
       Norman A. Barkeley

By /s/ H. Frederick Christie                       Date   March 13, 1996
   --------------------------                           ------------------
       H. Frederick Christie

By /s/ Robert C. Ducommun                          Date   March 13, 1996
   --------------------------                           ------------------
       Robert C. Ducommun

By /s/ Kevin S. Moore                              Date   March 13, 1996
   --------------------------                           ------------------
       Kevin S. Moore

By /s/ Thomas P. Mullaney                          Date   March 13, 1996
   --------------------------                           ------------------
       Thomas P. Mullaney

By /s/ Richard J. Pearson                          Date   March 13, 1996
   --------------------------                           ------------------
       Richard J. Pearson

By /s/ Arthur W. Schmutz                           Date   March 13, 1996
   --------------------------                           ------------------
       Arthur W. Schmutz

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Ducommun Incorporated

Our audits of the consolidated financial statements referred to in our report dated February 20, 1996 appearing on page 25 of the 1995 Annual Report to Shareholders of Ducommun Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP

Los Angeles, California
February 20, 1996

                             DUCOMMUN INCORPORATED
                                AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                  SCHEDULE VIII

        Column A                 Column B                  Column C                   Column D           Column E
------------------------       ------------       --------------------------       --------------       ----------

                                                          Additions
                                                 ---------------------------
                               Balance at        Charged to       Charged to                            Balance at
                               Beginning         Costs and          Other                                 End of
      Description              of Period          Expenses         Accounts          Deductions           Period
------------------------       ----------        ----------       ----------       --------------       ----------
                                        FOR THE YEAR ENDED DECEMBER 31, 1995

Allowance for
  Doubtful Accounts            $  182,000        $  216,000       $   13,000(a)     $   45,000(c)       $  366,000

Deferred Tax Assets
  Valuation Allowance          $5,150,000        $     -          $     -           $2,717,000(e)       $2,433,000


                                        FOR THE YEAR ENDED DECEMBER 31, 1994

Allowance for
  Doubtful Accounts            $  314,000        $     -          $   11,000(a)     $  143,000(c)       $  182,000

Deferred Tax Assets
  Valuation Allowance          $9,962,000        $     -          $     -           $4,812,000(d)       $5,150,000


                                        FOR THE YEAR ENDED DECEMBER 31, 1993

Allowance for
  Doubtful Accounts            $  371,000        $   20,000       $   15,000(a)     $   92,000(c)       $  314,000

Deferred Tax Assets
  Valuation Allowance          $     -           $     -          $9,962,000(b)     $     -             $9,962,000


(a)    Collections on previously written off accounts.

(b)    Per adoption of Statement of Financial Accounting Standards No. 109.

(c)    Write-offs on uncollectible accounts.

(d) Change in valuation allowance due to re-evaluation of realizability of future income tax benefit occasioned by the acquisitions of Brice and DMT.

(e) Change in valuation allowance due to re-evaluation of realizability of future income tax benefit occasioned by the acquisition of 3dbm.

                              INDEX TO EXHIBITS

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                         Description                            Page
 -------                        -----------                        ------------

  3.1 Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 29, 1990.
           Incorporated by reference to Exhibit 3.1 to Form
           10-K for the year ended December 31, 1990.

  3.2      Bylaws as amended and restated on October 21, 1992.
           Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 1992.

  4.1      Third Amended and Restated Loan Agreement dated
           January 20, 1995 between Ducommun and Bank of America
           NT&SA. Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1994.

  4.2      Amended and Restated Security Agreement dated January
           20, 1995 between Ducommun and Bank of America NT&SA.
           Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 1994.

  4.3 Amended and Restated Security Agreement dated January 20, 1995 between the subsidiaries of Ducommun and Bank of America NT&SA. Incorporated by reference to Exhibit
           4.3 to Form 10-K for the year ended December 31, 1994.

  4.4      First Amendment to Third Amended and Restated Loan
           Agreement dated as of June 30, 1995. Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 1995.

  4.5      Second Amendment to Third Amended and Restated Loan
           Agreement dated as of November 3, 1995.

  4.6 Form of Indenture and Debentures for 7 3/4% Convertible Subordinated Debentures due 2011 (the "Debentures").
           Incorporated by reference to Exhibit 4.1 to Form S-2
           Registration Statement (File No. 33-4313).

  4.7 Officer's Certificate dated March 14, 1988 addressed to Bankers Trust Company reducing the conversion price for the Debentures. Incorporated by reference to Exhibit
           4.12 to Form 10-K for the year ended December 31, 1989.

  4.8 Conversion Agreement dated July 22, 1992 between Ducommun and the holders of the 9% Convertible Subordinated Notes due 1998. Incorporated by reference to Exhibit 1 to Form 8-K dated July 29, 1992.

  4.9 Loan and Security Agreement dated December 1, 1992 between AHF-Ducommun Incorporated ("AHF"), a subsidiary of Ducommun, and the CIT Group/Equipment Financing, Inc., as amended. The Company will furnish a copy of such agreement to the Securities and Exchange Commission upon request.

  4.10 Standing Loan Agreement dated December 17, 1993 between AHF and Bank of America NT&SA. The Company will furnish a copy of such agreement to the Securities and Exchange Commission upon request.

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                         Description                            Page
 -------                        -----------                        ------------

  10.1*    1981 Stock Incentive Plan as amended and restated
           March 21, 1990. Incorporated by reference to Exhibit
           10.2 to Form 10-K for the year ended December 31, 1989.

  10.2* 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended
           December 31, 1990.

  10.3*    Form of Stock Option Agreement under the 1990 Stock
           Option Plan and the 1981 Stock Incentive Plan.
           Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1990.

  10.4* 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended
           December 31, 1994.

  10.5* Form of Key Executive Severance Agreement entered with nine current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit
           10.7 to Form 10-K for the year ended December 31, 1989.

  10.6* Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to
           Exhibit 10.8 to Form 10-K for the year ended
           December 31, 1990.

  10.7*    Description of 1996 Executive Officer Bonus Arrangement.

  10.8* Directors' Deferred Compensation and Retirement Plan, as amended October 29, 1993. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended
           December 31, 1993.

  10.9* Amended and Restated Employment Agreement dated as of May 5, 1993 between Ducommun and Norman A. Barkeley. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 3, 1993.

  10.10*   Ducommun Incorporated Executive Retirement Plan dated
           May 5, 1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

  10.11*   Ducommun Incorporated Executive Compensation Deferral
           Plan dated May 5, 1993. Incorporated by reference to
           Exhibit 10.3 to Form 10-Q for the quarter ended
           July 3, 1993.

  10.12*   Ducommun Incorporated Executive Compensation Deferral
           Plan No. 2 dated October 15, 1994. Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 1994.

  10.13 Stock Purchase and Sale Agreement among Ducommun Incorporated and each of the shareholders of J. Nelson Hoffman Manufacturing, Inc., d/b/a Brice Manufacturing Company, dated December 6, 1994. Incorporated by reference to Exhibit 1 to Form 8-K dated December 20, 1994.

  10.14 Asset Purchase Agreement by and among Jay-El Products, Inc., as buyer, and Dynatech Microwave Technology, Inc., as seller, and Ducommun Incorporated and Dynatech Corporation, dated December 30, 1994. Incorporated by reference to Exhibit 1 to Form 8-K dated January 13, 1995.

  11.1     Computation of Income (Loss) Per Common and Common
           Equivalent Share.

  13.0 1995 Annual Report to Shareholders (not deemed to be filed except as previously incorporated by reference).

  21.0     Subsidiaries of registrant.

  23.1     Consent of Price Waterhouse LLP.

  27.0     Financial Data Schedule.

--------------
         * Indicates an executive compensation plan or arrangement.