Form 10-Q
period 1996-03-30
DUCOMMUN INC /DE/
filed 1996-04-23
CIK 30305

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


      [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended March 30, 1996

                                      OR

      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


          For the transition period from              to
                                         ------------    -------------


                        Commission File Number 0-1222



                            DUCOMMUN INCORPORATED
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                    Delaware                                   95-0693330
- -------------------------------------------------          ------------------
        (State or other jurisdiction of                     I.R.S. Employer
         incorporation or organization)                    Identification No.


23301 South Wilmington Avenue, Carson, California                 90745
- -------------------------------------------------          ------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X          No
                               ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 30, 1996, there were outstanding 5,709,526 shares of common stock.

                             DUCOMMUN INCORPORATED
                                   FORM 10-Q
                                     INDEX


                                                                                                Page
                                                                                                ----
        Part I.   Financial Information
               Item 1.         Financial Statements

                               Consolidated Balance Sheets at March 30, 1996 and
                               December 31, 1995                                                  3

                               Consolidated Statements of Income for Three Months Ended
                               March 30, 1996 and April 1, 1995                                   4

                               Consolidated Statements of Cash Flows for Three Months
                               Ended March 30, 1996 and April 1, 1995                             5

                               Notes to Consolidated Financial Statements                       6 - 11

               Item 2.         Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                             12 - 14


        Part II.  Other Information

               Item 6.         Exhibits and Reports on Form 8-K                                  15

               Signatures                                                                        16

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                          March 30,       December 31,
                                                                                            1996              1995
                                                                                          ---------       ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                                $    60           $   371
  Accounts receivable (less allowance for doubtful
    accounts of $266 and $366)                                                              13,385            13,828
  Inventories                                                                               15,402            13,362
  Deferred income taxes (Note 6)                                                             5,049             5,090
  Other current assets                                                                       1,284             1,151
                                                                                           -------           -------
      Total Current Assets                                                                  35,180             3,802
Property and Equipment, Net                                                                 23,184            23,011
Deferred Income Taxes (Note 6)                                                               6,208             6,451
Excess of Cost Over Net Assets Acquired (Net of Accumulated
    Amortization of $2,599 and $2,323)                                                      16,567            16,697
Other Assets (Note 5)                                                                          856             1,013
                                                                                           -------           -------
                                                                                           $81,995           $80,974
                                                                                           =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt (Note 5)                                               $ 4,244           $ 3,910
  Accounts payable                                                                           7,166             4,917
  Accrued liabilities                                                                       13,054            13,728
                                                                                           -------           -------
      Total Current Liabilities                                                             24,464            22,555
Long-Term Debt (Note 5)                                                                      7,141             8,935
Convertible Subordinated Debentures (Note 5)                                                15,837            24,263
Other Long-Term Liabilities                                                                    435               633
                                                                                           -------           -------
      Total Liabilities                                                                     47,877            56,386
                                                                                           -------           -------
Commitments and Contingencies (Notes 7)
Shareholders' Equity:
  Common stock -- $.01 par value; authorized 12,500,000
    shares; issued and outstanding 5,709,526 shares in 1996
    and 4,852,281 in 1995                                                                       57                49
  Additional paid-in capital                                                                43,401            34,989
  Accumulated deficit                                                                       (9,340)          (10,450)
                                                                                           -------           -------
      Total Shareholders' Equity                                                            34,118            24,588
                                                                                           -------           -------
                                                                                           $81,995           $80,974
                                                                                           =======           =======

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                        For Three Months Ended
                                                                 ------------------------------------
                                                                 March 30, 1996         April 1, 1995
                                                                 --------------         -------------
Net Sales                                                           $23,792                $20,622
                                                                    -------                -------
Operating Costs and Expenses:
  Cost of goods sold                                                 15,588                 14,447
  Selling, general and administrative expenses                        6,240                  4,439
                                                                    -------                -------
      Total Operating Costs and Expenses                             21,828                 18,886


Operating Income                                                      1,964                  1,736
Interest Expense                                                       (422)                  (881)
                                                                    -------                -------
Income Before Taxes                                                   1,542                    855
Income Tax Expense (Note 6)                                            (432)                  (240)
                                                                    -------                -------
Net Income                                                          $ 1,110                $   615
                                                                    =======                =======
Earnings Per Share:
    Primary                                                         $   .19                $   .13
    Fully Diluted                                                       .18                    .13


Weighted Average Number of Common and
  Common Equivalent Shares Outstanding
  for Computation of Earnings Per Share:
    Primary                                                           5,756                  4,696
    Fully Diluted                                                     7,393                  7,523



See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)

                                                                                      For Three Months Ended
                                                                               ------------------------------------
                                                                               March 30, 1996         April 1, 1995
                                                                               --------------         -------------
Cash Flows from Operating Activities:
Net Income                                                                         $ 1,110                $   615
Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Depreciation and amortization                                                    1,202                  1,080
    Deferred income tax provision                                                      284                    226
Changes in Assets and Liabilities, Net
  of Effects from 3dbm Acquisition:
    Accounts receivable                                                                443                    277
    Inventories                                                                     (2,040)                   826
    Other assets                                                                        24                   (200)
    Accounts payable                                                                 2,249                   (166)
    Accrued and other liabilities                                                     (588)                (2,116)
                                                                                   -------                -------
        Net Cash Provided by Operating Activities                                    2,684                    542
                                                                                   -------                -------
Cash Flows from Investing Activities:
Purchase of Property and Equipment                                                    (973)                  (693)
Acquisition of 3dbm                                                                      -                 (4,427)
Other                                                                                    -                    (37)
                                                                                   -------                -------
        Net Cash Used in Investing Activities                                         (973)                (5,157)
                                                                                   -------                -------
Cash Flows from Financing Activities:
Net Repayment of Long-Term Debt                                                     (1,460)                (3,824)
Cash Premium for Conversion of Convertible Subordinated Debentures                    (556)                     -
Other                                                                                   (6)                   (11)
                                                                                   -------                -------
        Net Cash Used in Financing Activities                                       (2,022)                (3,835)
                                                                                   -------                -------
Net Decrease in Cash and Cash Equivalents                                             (311)                (8,450)
Cash and Cash Equivalents at Beginning of Period                                       371                  8,483
                                                                                   -------                -------
Cash and Cash Equivalents at End of Period                                         $    60                $    33
                                                                                   =======                =======

Supplemental Disclosures of Cash Flow Information:

Interest Expense Paid                                                              $   910                $ 1,246
Income Taxes Paid                                                                  $   400                $    75


Supplementary Information for Non-Cash Financing Activities:

During the first quarter of 1996, the Company issued 844,282 new shares of common stock upon conversion of $8,426,000 of its outstanding 7.75% convertible subordinated debentures.

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months ended March 30, 1996 and April 1, 1995. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1995.

Note 2. Certain amounts and disclosures included in the consolidated financial statements required management to make estimates which could differ from actual results.

Note 3. Earnings per common share computations are based on the weighted average number of common and common equivalent shares outstanding in each period. Common equivalent shares represent the number of shares which would be issued assuming the exercise of dilutive stock options, reduced by the number of shares which would be purchased with the proceeds from the exercise of such options. For 1996 and 1995, shares associated with convertible securities have been included in the weighted average number of shares outstanding. The computations of earnings per share are as follows:

                    DUCOMMUN INCORPORATED AND SUBSIDIARIES
       COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES
                   (In thousands, except per share amounts)


                                                   For Three Months Ended
                                             ----------------------------------
                                             March 30, 1996       April 1, 1995
                                             --------------       -------------
Income for Computation of Primary
  Earnings Per Share                             $1,110               $  615
Interest, Net of Income Taxes,
  Relating to 7.75% Convertible
  Subordinated Debentures                           218                  390
Net Income for Computation of
  Primary Earnings Per Share                      1,110                  615
Net Income for Computation of
  Fully Diluted Earnings Per Share                1,328                1,005

Applicable Shares:
  Weighted Average Common Shares
    Outstanding for Computation of
    Primary Earnings Per Share                    5,306                4,466
  Weighted Average Common Equivalent
    Shares Arising From:
      7.75% convertible subordinated
      debentures                                  1,587                2,806
  Stock Options:
    Primary                                         450                  230
    Fully diluted                                   500                  251

Weighted Average Common and Common
  Equivalent Shares Outstanding for
  Computation of Fully Diluted
  Earnings Per Share                              7,393                7,523

Earnings Per Share:
  Primary                                        $  .19               $  .13
  Fully diluted                                     .18                  .13

Note 4.   Acquisition

          In January 1995, Ducommun acquired the capital stock of 3dbm, Inc. ("3dbm") for $4,780,000 in cash (of which $353,000 was withheld with respect to certain assets and potential liabilities of 3dbm) and $400,000 in notes. 3dbm supplies high-power expanders, microcells and other wireless communications hardware used in cellular telephone networks, and microwave components and subsystems to both military and commercial customers.

Note 5. Long-term debt and convertible subordinated debentures are summarized as follows:

                                                             (In thousands)
                                                   ---------------------------------
                                                   March 30, 1996  December 31, 1995
                                                   --------------  -----------------
          Bank credit agreement                        $ 6,475          $ 8,100
          Term and real estate loans                     3,928            3,559
          Promissory notes related to equipment
            acquisitions                                   982            1,186
                                                       -------          -------
                Total debt                              11,385           12,845
          Less current portion                           4,244            3,910
                                                       -------          -------
                Total long-term debt                   $ 7,141          $ 8,935
                                                       =======          =======
          7.75% Convertible subordinated
            debentures due 2011                        $15,837          $24,263
                                                       =======          =======

          During the first quarter of 1996, the Company converted $8,426,000 principal amount of its 7.75% convertible subordinated debentures. The Company paid cash of $556,000 in the first quarter of 1996 and $66,000 in April 1996 for the conversion. The conversions reduced interest expense by approximately $326,000 in the first quarter of 1996.

          Interest is paid annually on the 7.75% convertible subordinated debentures which, as of March 30, 1996, were convertible into 1,586,874 shares of common stock at a conversion price of $9.98 per share, and are subject to mandatory redemption of $2,000,000 per year from 1996 to 2010. The convertible subordinated debentures are presently callable by the Company at par. During the second quarter of 1996, the Company intends to begin calling its 7.75% convertible subordinated debentures.

          Debt issuance costs related to the issuance of convertible debt are being amortized over the term of the debt. Unamortized debt issuance costs of $252,000 and $403,000 at March 30, 1996 and December 31, 1995, respectively, are included in Other Assets.

          The carrying amount of long-term debt and convertible subordinated debentures approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 6.   Income Taxes

          The provision for income tax expense consists of the following:

                                                    (in thousands)
                                           -------------------------------
                                           March 30, 1996    April 1, 1995
                                           --------------    -------------
          Current tax expense:
            Federal                             $ 18              $ 10
            State                                130                 4
                                                ----              ----
                                                 148                14
                                                ----              ----
          Deferred tax expense:
            Federal                              249               226
            State                                 35                 -
                                                ----              ----
                                                 284               226
                                                ----              ----
          Income Tax Expense                    $432              $240
                                                ====              ====

          Deferred tax assets (liabilities) consist of the following:

                                                           (in thousands)
                                                  --------------------------------
                                                  March 30, 1996     Dec. 31, 1995
                                                  --------------     -------------
          Federal and State NOLs                     $11,485            $11,538
          Credit carryforwards                         1,215              1,197
          Employment-related reserves                  1,348              1,691
          Inventory reserves                             751                748
          Other                                        1,410              1,352
                                                     -------            -------
                                                      16,209             16,526
          Depreciation                                (2,519)            (2,552)
                                                     -------            -------
          Net deferred tax assets before
            valuation allowance                       13,690             13,974
          Deferred tax assets valuation
            allowance                                 (2,433)            (2,433)
                                                     -------            -------
          Net deferred tax asset                     $11,257            $11,541
                                                     =======            =======

          At March 30, 1996, the Company had federal tax NOLs totalling $33 million which expire in the years 1999 through 2004. SFAS 109 requires that the tax benefit of such NOLs be recorded, measured by enacted tax rates, as an asset to the extent management assesses the utilization of such NOLs to be "more likely than not." Management has determined that the income of the Company will, more likely than not, be sufficient to realize the recorded deferred tax asset prior to the ultimate expiration of the NOLs. Realization of the future tax benefits of NOLs is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. In assessing the likelihood of utilization of existing NOLs, management considered the historical results of operations of its operating subsidiaries, including acquired operations, and the current economic environment in which the Company operates. Management does not expect and did not consider any material future changes in trends or the relationship between reported pretax income and federal and state taxable income or material asset sales or similar non-routine transactions in assessing the likelihood of realization of the recorded deferred tax asset.

          Future levels of pretax income are dependent upon the extent of defense spending and other government budgetary pressures, the level of new aircraft orders by commercial airlines, production rate requirements for the Space Shuttle program, general economic conditions, interest rates, competitive pressures on sales and margins, price levels and other factors beyond the Company's control.

          The ability of the Company to utilize its NOLs could be subject to significant limitation in the event of a "change of ownership" as defined in the Internal Revenue Code. A "change of ownership" could be caused by purchases or sales of the Company's securities owned by persons or groups now or in the future having ownership of 5% or more of the Company's outstanding common stock or issuance by the Company of common stock (including shares that are issuable on conversion of the debentures).

Note 7.   Contingencies

          Ducommun's subsidiary, Aerochem, Inc. ("Aerochem"), is a major supplier of chemical milling services for the aerospace industry. Aerochem has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its El Mirage, California facility. Based upon currently available information, the Company has established a provision for the cost of such investigation and corrective action.

          Aerochem has been notified by the United States Environmental Protection Agency that Aerochem and other generators of hazardous waste disposed at the Casmalia Resources Hazardous Waste Facility in California (the "Casmalia Site"), an inactive hazardous waste treatment, storage and disposal facility, may be responsible for certain costs associated with the cleanup and closure of the Casmalia Site. Aerochem contributed less than 1/4 of 1% of the total waste disposed of at the Casmalia Site and many other substantially larger companies and governmental entities are involved at the Casmalia Site. The Company has established a provision, based on currently available information, for Aerochem's share of the estimated cost of cleanup and closure of the Casmalia Site.

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

RESULTS OF OPERATIONS AND EFFECTS OF INFLATION

First Quarter 1996 Compared to First Quarter 1995
- -------------------------------------------------

Net sales increased 15% to $23,792,000 in the first quarter of 1996. The increase was primarily due to increased off-load work for aircraft structural components from prime contractors and major subcontractors. The Company also experienced an increase in sales related to space programs in the first quarter of 1996.

The Company had substantial sales to Lockheed Martin, Northrop Grumman, McDonnell Douglas and Boeing. During 1996 and 1995, sales to Lockheed Martin were approximately $2,463,000 and $2,248,000, respectively; sales to Northrop Grumman were approximately $1,878,000 and $2,392,000, respectively; sales to McDonnell Douglas were approximately $2,700,000 and $2,306,000, respectively; and sales to Boeing were approximately $1,456,000 and $1,225,000, respectively. The sales to Lockheed Martin are primarily related to the Space Shuttle program. The sales relating to Northrop Grumman, McDonnell Douglas and Boeing are diversified over a number of different commercial and military programs.

At March 30, 1996, backlog believed to be firm was approximately $92,500,000, including $25,984,000 for space-related business, compared to $85,700,000 at April 1, 1995 and $92,600,000 at December 31, 1995. Approximately $43,000,000
of the total backlog is expected to be delivered during 1996.

Gross profit, as a percentage of sales, was 34.5% for the first quarter of 1996 compared to 29.9% in 1995. This increase was primarily the result of change in sales mix, economies of scale resulting from sales increases and improvements in production efficiencies.

Selling, general and administrative expenses increased to $6,240,000, or 26.2% of sales in 1996, compared to 21.5% of sales for 1995. The increase in these expenses as a percentage of sales was primarily the result of period costs related to higher sales volume and $567,000 of debt conversion expense related to the conversion of convertible subordinated debentures during the first quarter of 1996.

Interest expense decreased 52% to $422,000 in 1996 primarily due to the conversion of $12,163,000 of convertible subordinated debentures since November 1995 and lower debt levels.

The increase in income tax expense was primarily due to the increase in income before taxes. The Company continues to use it federal net operating loss carryforwards to offset taxable income. Cash expended to pay income taxes was $400,000 in 1996, compared to $75,000 in 1995. For further discussion relating to the income taxes, see Note 6 to the consolidated financial statements.

Net income for 1996 was $1,110,000, or $0.18 per share, compared to $615,000, or $0.13 per share, in 1995.

FINANCIAL CONDITION

Liquidity and Capital Resources
- -------------------------------

Cash flow from operating activities for the three months ended March 30, 1996 was $2,684,000, of which $973,000 was used to purchase property and equipment. During the first quarter of 1996, the Company reduced its long-term debt by $1,460,000. The Company also issued 844,282 new shares of common stock upon conversion of $8,426,000 of its outstanding 7.75% convertible subordinated debentures.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 1996.

During the first quarter of 1996, the Company converted $8,426,000 principal amount of its 7.75% convertible subordinate debentures. The Company paid cash of $556,000 in the first quarter of 1996 and $66,000 in April 1996 for the conversions. The conversions reduced interest expense by approximately $326,000 in the first quarter of 1996.

Interest is paid semiannually on the 7.75% convertible subordinated debentures which, as of March 30, 1996, were convertible into 1,586,874 shares of common stock at a conversion price of $9.98 per share, and are subject to mandatory redemption of $2,000,000 per year from 1996 to 2010. The convertible subordinated debentures are presently callable by the Company at par. On April 19, 1996, the Company announced that it intends to call for redemption in May 1996 $8,000,000 of its outstanding 7.75% convertible subordinated debentures.

The Company spent $973,000 on capital expenditures during the first quarter of 1996 and expects to spend less than $5,000,000 for capital expenditures in 1996.

Ducommun's subsidiary, Aerochem, Inc. ("Aerochem"), is a major supplier of chemical milling services for the aerospace industry. Aerochem has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its El Mirage, California facility. Based upon currently available information, the Company has established a provision for the cost to such investigation and corrective action.

Aerochem has been notified by the United States Environmental Protection Agency that Aerochem and other generators of hazardous waste disposed at the Casmalia Resources Hazardous Waste Facility in California (the "Casmalia Site"), an inactive hazardous waste treatment, storage and disposal facility, may be responsible for certain costs associated with the cleanup and closure of the Casmalia Site. Aerochem contributed less than 1/4 of 1% of the total waste disposed of at the Casmalia Site and many other substantially larger companies and governmental entities are involved at the Casmalia Site. The Company has established a provision, based on currently available information, for Aerochem's share of the estimated cost of cleanup and closure of the Casmalia Site.

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

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

a)        Exhibit 27

          A Financial Data Schedule is filed as Exhibit 27 with this report.

b)        Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DUCOMMUN INCORPORATED
                               (Registrant)



                           By:  /s/ JOSEPH C. BERENATO
                                ------------------------------------------------
                                    Joseph C. Berenato
                                    President, Chief Operating Officer
                                    and Chief Financial Officer
                                    (Duly Authorized Officer of the Registrant)



                           By:  /s/ SAMUEL D. WILLIAMS
                                ------------------------------------------------
                                    Samuel D. Williams
                                    Vice President and Controller
                                    (Chief Accounting Officer of the Registrant)


Date:  April 23, 1996