Form 10-Q
period 1996-06-29
DUCOMMUN INC /DE/
filed 1996-07-24
CIK 30305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                          Commission File Number 0-1222

                              DUCOMMUN INCORPORATED
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                  95-0693330
- ----------------------------------------------     -----------------------------
       (State or other jurisdiction of                     I.R.S. Employer
       incorporation or organization)                     Identification No.

             23301 South Wilmington Avenue, Carson, California 90745
      ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (310) 513-7200
      ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
 -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 29, 1996, there were outstanding 7,295,237 shares of common stock.

                              DUCOMMUN INCORPORATED
                                    FORM 10-Q
                                      INDEX

                                                                                             Page
                                                                                             ----

Part I.   Financial Information

       Item 1.            Financial Statements

                          Consolidated Balance Sheets at June 29, 1996 and December
                          31, 1995                                                            3

                          Consolidated Statements of Income for Three Months Ended
                          June 29, 1996 and July 1, 1995                                      4

                          Consolidated Statements of Income for Six Months Ended
                          June 29, 1996 and July 1, 1995                                      5

                          Consolidated Statements of Cash Flows for Six Months Ended
                          June 29, 1996 and July 1, 1995                                      6

                          Notes to Consolidated Financial Statements                        7 - 14

       Item 2.            Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                              15 - 18

Part II.  Other Information

       Item 4.            Submission of Matters to a Vote of Security Holders                 19

       Item 6.            Exhibits and Reports on Form 8-K                                    19

       Signatures                                                                             20

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                   June 29,    December 31,
                                                                                       1996            1995
                                                                                   --------        --------

ASSETS
Current Assets:
    Cash and cash equivalents                                                      $    104        $    371
    Accounts receivable (less allowance for doubtful
        accounts of $246 and $366)                                                   18,889          13,828
    Inventories                                                                      21,285          13,362
    Deferred income taxes (Note 6)                                                    5,439           5,090
    Other current assets                                                              1,448           1,151
                                                                                   --------        --------
           Total Current Assets                                                      47,165          33,802
Property and Equipment, Net                                                          25,334          23,011
Deferred Income Taxes (Note 6)                                                        6,112           6,451
Excess of Cost Over Net Assets Acquired (Net of Accumulated
    Amortization of $2,873 and $2,323)                                               17,905          16,697
Other Assets                                                                            603           1,013
                                                                                   --------        --------
                                                                                   $ 97,119        $ 80,974
                                                                                   ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt (Note 5)                                     $    929        $  3,910
    Accounts payable                                                                 10,403           4,917
    Accrued liabilities                                                              13,745          13,728
                                                                                   --------        --------
           Total Current Liabilities                                                 25,077          22,555
Long-Term Debt (Note 5)                                                              18,543           8,935
Convertible Subordinated Debentures (Note 5)                                             --          24,263
Other Long-Term Liabilities                                                           1,288             633
                                                                                   --------        --------
           Total Liabilities                                                         44,908          56,386
                                                                                   --------        --------
Commitments and Contingencies (Notes 7)
Shareholders' Equity:

    Common stock -- $.01 par value; authorized 12,500,000 shares; issued and
        outstanding 7,295,237 shares in 1996 and 4,852,281 in 1995                       73              49
    Additional paid-in capital                                                       59,072          34,989
    Accumulated deficit                                                              (6,934)        (10,450)
                                                                                   --------        --------
           Total Shareholders' Equity                                                52,211          24,588
                                                                                   --------        --------
                                                                                   $ 97,119        $ 80,974
                                                                                   ========        ========

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                        For Three Months Ended
                                                     ----------------------------
                                                     June 29, 1996   July 1, 1995
                                                     -------------   ------------
Net Sales                                               $ 28,869        $ 23,201
                                                        --------        --------
Operating Costs and Expenses:
     Cost of goods sold                                   19,450          15,869
     Selling, general and administrative expenses          5,803           4,997
                                                        --------        --------
        Total Operating Costs and Expenses                25,253          20,866

Operating Income                                           3,616           2,335
Interest Expense                                            (275)           (988)
                                                        --------        --------
Income Before Taxes                                        3,341           1,347
Income Tax Expense (Note 6)                                 (935)           (377)
                                                        --------        --------
Net Income                                              $  2,406        $    970
                                                        ========        ========
Earnings Per Share:
        Primary                                         $    .35        $    .20
        Fully Diluted                                        .31             .18

Weighted Average Number of Common and
     Common Equivalent Shares Outstanding
     for Computation of Earnings Per Share:
        Primary                                            6,922           4,773
        Fully Diluted                                      7,820           7,627




See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                         For Six Months Ended
                                                      ----------------------------
                                                      June 29, 1996   July 1, 1995
                                                      -------------   ------------
Net Sales                                               $ 52,661        $ 43,823
                                                        --------        --------
Operating Costs and Expenses:
     Cost of goods sold                                   35,038          30,316
     Selling, general and administrative expenses         12,043           9,436
                                                        --------        --------

        Total Operating Costs and Expenses                47,081          39,752


Operating Income                                           5,580           4,071
Interest Expense                                            (697)         (1,869)
                                                        --------        --------

Income Before Taxes                                        4,883           2,202
Income Tax Expense (Note 6)                               (1,367)           (617)
                                                        --------        --------

Net Income                                              $  3,516        $  1,585
                                                        ========        ========

Earnings Per Share:
        Primary                                         $    .55        $    .34
        Fully Diluted                                        .51             .31

Weighted Average Number of Common and
     Common Equivalent Shares Outstanding
     for Computation of Earnings Per Share:
        Primary                                            6,370           4,735
        Fully Diluted                                      7,839           7,626


See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)

                                                                            For Six Months Ended
                                                                       -----------------------------
                                                                       June 29, 1996    July 1, 1995
                                                                       -------------    ------------
Cash Flows from Operating Activities:
Net Income                                                               $  3,516        $  1,585
Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
        Depreciation and amortization                                       2,132           2,203
        Deferred income tax provision                                         655             365
Changes in Assets and Liabilities, Net
     of Effects from Acquisitions:
        Accounts receivable                                                (2,260)         (1,816)
        Inventories                                                        (2,892)           (857)
        Other assets                                                         (281)             85
        Accounts payable                                                    4,600          (1,371)
        Accrued and other liabilities                                        (955)            761
                                                                         --------        --------
            Net Cash Provided by Operating Activities                       4,515             955
                                                                         --------        --------
Cash Flows from Investing Activities:
Purchase of Property and Equipment                                         (2,783)         (1,078)
Acquisition                                                                (8,000)         (4,427)
                                                                         --------        --------
            Net Cash Used in Investing Activities                         (10,783)         (5,505)
                                                                         --------        --------
Cash Flows from Financing Activities:
Net Borrowings (Repayments) of Long-Term Debt                               6,627          (3,884)
Cash Premium for Conversion of Convertible Subordinated Debentures           (609)             --
Other                                                                         (17)             (8)
                                                                         --------        --------
            Net Cash Provided by (Used in) Financing Activities             6,001          (3,892)
                                                                         --------        --------

Net Decrease in Cash and Cash Equivalents                                    (267)         (8,442)
Cash and Cash Equivalents at Beginning of Period                              371           8,483
                                                                         --------        --------
Cash and Cash Equivalents at End of Period                               $    104        $     41
                                                                         ========        ========

Supplemental Disclosures of Cash Flow Information:

Interest Expense Paid                                                    $  1,108        $  1,659
Income Taxes Paid                                                        $  1,018        $    125

Supplementary Information for Non-Cash Financing Activities:

During the first six months of 1996, the Company issued 2,417,205 new shares of common stock upon conversion of $24,263,000 of its outstanding 7.75% convertible subordinated debentures.

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months and six months ended June 29, 1996 and July 1, 1995. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1995.

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

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
         COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES
                    (In thousands, except per share amounts)


                                             For Three Months Ended
                                         -----------------------------
                                         June 29, 1996    July 1, 1995
                                         -------------    ------------
Income for Computation of Primary
    Earnings Per Share                        $2,406       $  970
Interest, Net of Income Taxes,
    Relating to 7.75% Convertible
    Subordinated Debentures                        1          390
Net Income for Computation of
    Primary Earnings Per Share                 2,406          970
Net Income for Computation of
    Fully Diluted Earnings Per Share           2,407        1,360

Applicable Shares:
   Weighted Average Common Shares
      Outstanding for Computation of
      Primary Earnings Per Share               6,438        4,468
   Weighted Average Common Equivalent
      Shares Arising From:
         7.75% convertible subordinated
         debentures                              888        2,806
    Stock Options:
         Primary                                 484          305
         Fully diluted                           494          353

Weighted Average Common and Common
    Equivalent Shares Outstanding for
    Computation of Fully Diluted
    Earnings Per Share                         7,820        7,627

Earnings Per Share:
    Primary                                   $  .35       $  .20
    Fully diluted                                .31          .18

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
         COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES
                    (In thousands, except per share amounts)


                                              For Six Months Ended
                                         ----------------------------
                                         June 29, 1996   July 1, 1995
                                         -------------   ------------
Income for Computation of Primary
    Earnings Per Share                        $3,516       $1,585
Interest, Net of Income Taxes,
    Relating to 7.75% Convertible
    Subordinated Debentures                      443          779
Net Income for Computation of
    Primary Earnings Per Share                 3,516        1,585
Net Income for Computation of
    Fully Diluted Earnings Per Share           3,959        2,364

Applicable Shares:
   Weighted Average Common Shares
      Outstanding for Computation of
      Primary Earnings Per Share               5,903        4,467
   Weighted Average Common Equivalent
      Shares Arising From:
         7.75% convertible subordinated
         debentures                            1,439        2,806
    Stock Options:
         Primary                                 467          268
         Fully diluted                           497          353

Weighted Average Common and Common
    Equivalent Shares Outstanding for
    Computation of Fully Diluted
    Earnings Per Share                         7,839        7,626

Earnings Per Share:
    Primary                                   $  .55       $  .34
    Fully diluted                                .51          .31

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

           On June 28, 1996, Ducommun acquired substantially all of the assets and assumed certain liabilities of MechTronics of Arizona, Inc. ("MechTronics") for $8,000,000 in cash and a $750,000 note. Ducommun may be required to make additional payments for the period June 28, 1996 to December 31, 1996, and each of the calendar years ending December 31, 1997, 1998, and 1999, based on the future financial performance of the business of MechTronics. MechTronics is one of the United States' leading manufacturers of high quality and high reliability mechanical and electromechanical enclosure products for the defense electronics, commercial aviation and communications markets.

           The acquisition of MechTronics was accounted for under the purchase method of accounting. However, the consolidated statements of income do not include any operating results for MechTronics, since the acquisition was not completed until June 28, 1996. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. This resulted in approximately $2,203,000 of cost in excess of net assets acquired. Such excess (which will increase for any future contingent payments) is being amortized on a straight line basis over fifteen years.

Note 5. Long-term debt and convertible subordinated debentures are summarized as follows:

                                                   (In thousands)
                                           --------------------------------
                                           June 29, 1996  December 31, 1995
                                           -------------  -----------------

Bank credit agreement                          $14,500       $ 8,100
Term and real estate loans                       3,789         3,559
Promissory notes related to acquisitions         1,183         1,186
                                               -------       -------

      Total debt                                19,472        12,845
Less current portion                               929         3,910
                                               -------       -------

      Total long-term debt                     $18,543       $ 8,935
                                               =======       =======

7.75% Convertible subordinated
  debentures due 2011                          $   --        $24,263
                                               =======       =======

           During the first six months of 1996, the Company issued 2,417,205 new shares of common stock upon conversion of $24,263,000 of its outstanding 7.75% convertible subordinated debentures. The Company paid cash of $609,000 for the conversions. The conversions reduced interest expense by approximately $324,000 in the first six months of 1996.

           In May 1996, the Company and its bank amended the Company's credit agreement. The amended credit agreement provides for a $24,000,000 line of credit at May 16, 1996. The line of credit has an expiration date of July 1, 1998. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (8.25% at June 29, 1996). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (1.50% to 1.75% at June 29, 1996). At June 29, 1996, the
           Company had $9,158,000 of unused lines of credit, after deducting $14,500,000 of loans outstanding and $342,000 for an outstanding standby letter of credit which supports the estimated post-closure maintenance cost for a former surface impoundment.

           Borrowings under the credit agreement are secured by most of the assets of the Company and its subsidiaries. The credit agreement includes minimum leverage and fixed charge coverage ratios, earnings covenants, and limitations on capital expenditures, acquisitions, future dividend payments and outside indebtedness.

           The carrying amount of long-term debt approximates fair value based on the terms of the related debt and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 6.    Income Taxes

           The provision for income tax expense consists of the following:

                                  (in thousands)
                          --------------------------------
                          June 29, 1996       July 1, 1995
                          -------------       ------------
Current tax expense:
  Federal                   $   127            $    52
  State                         585                200
                            -------            -------

                                712                252
                            -------            -------
Deferred tax expense:
  Federal                       715                346
  State                         (60)                19
                            -------            -------

                                655                365
                            -------            -------

Income Tax Expense          $ 1,367            $   617
                            =======            =======

Deferred tax assets (liabilities) consist of the following:

                                         (in thousands)
                                  --------------------------------
                                  June 29, 1996      Dec. 31, 1995
                                  -------------      -------------
Federal and state NOLs               $ 10,402        $ 11,538
Credit carryforwards                    1,324           1,197
Employment-related reserves             1,348           1,691
Inventory reserves                        751             748
Other                                   1,956           1,352
                                     --------        --------
                                       15,781          16,526
Depreciation                           (2,462)         (2,552)
                                     --------        --------
Net deferred tax assets before
  valuation allowance                  13,319          13,974
Deferred tax assets valuation
  allowance                            (1,768)         (2,433)
                                     --------        --------
Net deferred tax asset               $ 11,551        $ 11,541
                                     ========        ========

The decrease in the valuation allowance is due to the Company's reevaluation of the realizability of income tax benefits from future operations related to the acquisition of MechTronics consummated in June 1996. As a result, the carrying value of the net deferred tax benefit was increased by $665,000 and goodwill associated with the MechTronics acquisition was reduced by the same amount.

At June 29, 1996, the Company had federal tax NOLs totalling $27 million which expire in the years 1999 through 2004. SFAS 109 requires that the tax benefit of such NOLs be recorded, measured by enacted tax rates, as an asset to the extent management assesses the utilization of such NOLs to be "more likely than not." Management has determined that the income of the Company will, more likely than not, be sufficient to realize the recorded deferred tax asset prior to the ultimate expiration of the NOLs. Realization of the future tax benefits of NOLs is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. In assessing the likelihood of utilization of existing NOLs, management considered the historical results of operations of its operating subsidiaries, including acquired operations, and the current economic environment in which the Company operates. Management does not consider any material future changes in trends or the relationship between reported pretax income and federal and state taxable income or material asset sales or similar non-routine transactions in assessing the likelihood of realization of the recorded deferred tax asset.

Future levels of pretax income are dependent upon the extent of defense spending and other government budgetary pressures, the level of new aircraft orders by commercial airlines, production rate requirement for the Space Shuttle program, general economic conditions, interest rates, competitive pressures on sales and margins, price levels and other factors beyond the Company's control.

         The ability of the Company to utilize the NOLs could be subject to significant limitation in the event of a "change in ownership" as defined in the Internal Revenue Code. A "change of ownership" could be caused by purchases or sales of the Company's securities owned by persons or groups now or in the future having ownership of 5% or more of the Company's outstanding common stock or issuance by the Company of common stock.

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

ACQUISITION

On June 28, 1996, Ducommun acquired substantially all of the assets and assumed certain liabilities of MechTronics of Arizona, Inc. ("MechTronics") for $8,000,000 in cash and $750,000 in a note. Ducommun may be required to make additional payments for the period June 28, 1996 to December 31, 1996, and each of the calendar years ending December 31, 1997, 1998, and 1999, based on the future financial performance of the business of MechTronics. MechTronics is one of the United States' leading manufacturers of high quality and high reliability mechanical and electromechanical enclosure products for the defense electronics, commercial aviation and communications markets.

This acquisition was funded from internally generated cash, a note payable to the seller and borrowings under the Company's credit agreement with its bank (see Financial Condition for additional information).

RESULTS OF OPERATIONS AND EFFECTS OF INFLATION

Second Quarter 1996 Compared to Second Quarter 1995

Net sales increased 24% to $28,869,000 in the second quarter of 1996. The increase was primarily due to increased off-load work for aircraft structural components from prime contractors and major subcontractors and increased build rates for certain models of commercial jet aircraft.

The Company had substantial sales to Lockheed Martin, Northrop Grumman, McDonnell Douglas and Boeing. During the second quarter of 1996 and 1995, sales to Lockheed Martin were approximately $2,329,000 and $2,298,000, respectively; sales to Northrop Grumman were approximately $2,490,000 and $2,221,000, respectively; sales to McDonnell Douglas were approximately $2,832,000 and $2,841,000, respectively; and sales to Boeing were approximately $4,572,000 and $1,542,000, respectively. The sales to Lockheed Martin are primarily related to the Space Shuttle program. The sales relating to Northrop Grumman, McDonnell Douglas and Boeing are diversified over a number of different commercial and military programs.

Gross profit, as a percentage of sales, was 32.6% for the second quarter of 1996 compared to 31.6% in 1995. This increase was primarily the result of change in sales mix, economies of scale resulting from sales increases and improvements in production efficiencies.

Selling, general and administrative expenses, as a percentage of sales, decreased to 20.1% in 1996, compared to 21.5% of sales for 1995. This decrease in expenses as a percentage of sales was primarily related to higher sales volume offset by increased period costs related to the higher sales volume, $244,000 of debt conversion expense related to the conversion of $15,837,000 of convertible subordinated debentures and acquisition related expenses of $130,000 during the second quarter of 1996.

Interest expense decreased 72% to $275,000 in 1996 primarily due to the conversion of $28,000,000 of convertible subordinated debentures and lower debt levels.

The increase in income tax expense was primarily due to the increase in income before taxes. The Company continues to use its federal net operating loss carryforward to offset taxable income for income tax purposes. Cash expended to pay income taxes was $618,000 in 1996, compared to $50,000 in 1995. For further discussion relating to the income taxes, see Note 6 to the consolidated financial statements.

Net income for the second quarter of 1996 was $2,406,000, or $0.31 per share, compared to $970,000, or $0.18 per share, in 1995.

Six Months of 1996 Compared to Six Months of 1995

Net sales increased 20% to $52,661,000 in the first six months of 1996. The increase was primarily due to increased off-load work for aircraft structural components from prime contractors and major subcontractors and increased build rates for certain models of commercial jet aircraft.

The Company had substantial sales to Lockheed Martin, Northrop Grumman, McDonnell Douglas and Boeing. During the first six months of 1996 and 1995, sales to Lockheed Martin were approximately $4,792,000 and $4,546,000, respectively; sales to Northrop Grumman were approximately $4,368,000 and $4,613,000, respectively; sales to McDonnell Douglas were approximately $5,532,000 and $5,147,000, respectively; and sales to Boeing were approximately $6,028,000 and $2,767,000, respectively. The sales to Lockheed Martin are primarily related to the Space Shuttle program. The sales relating to Northrop Grumman, McDonnell Douglas and Boeing are diversified over a number of different commercial and military programs.

At June 29, 1996, backlog believed to be firm was approximately $117,400,000, including $24,257,000 for space-related business, compared to $93,100,000 at July 1, 1995 and $92,600,000 at December 31, 1995. Approximately $47,000,000 of
the total backlog is expected to be delivered during 1996.

Gross profit, as a percentage of sales, was 33.5% for the first six months of 1996 compared to 30.8% in 1995. This increase was primarily the result of change in sales mix, economies of scale resulting from sales increases and improvements in production efficiencies.

Selling, general and administrative expenses increased to $12,043,000, or 22.9% of sales in 1996, compared to 21.5% of sales for 1995. The increase in expenses as a percentage of sales was primarily the result of period costs related to higher sales volume and $811,000 of debt conversion expense related to the conversion of $24,263,000 of convertible subordinated debentures and acquisition related costs.

Interest expense decreased 63% to $697,000 in 1996 primarily due to the conversion of $24,263,000 of convertible subordinated debentures and lower debt levels.

The increase in income tax expense was primarily due to the increase in income before taxes. The Company continues to use its federal net operating loss carryforwards to offset taxable income for income tax purposes. Cash expended to pay income taxes was $1,018,000 in 1996, compared to $125,000 in 1995. For further discussion relating to the income taxes, see Note 6 to the consolidated financial statements.

Net income for 1996 was $3,516,000, or $0.51 per share, compared to $1,585,000, or $0.31 per share, in 1995.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash flow from operating activities for the six months ended June 29, 1996 was $4,515,000, of which $2,783,000 was used to purchase property and equipment. During the first six months of 1996, the Company borrowed $8,000,000 to fund the acquisition of MechTronics. The Company also issued 2,417,205 new shares of common stock upon conversion of $24,263,000 of its outstanding 7.75% convertible subordinated debentures.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 1996.

In May 1996, the Company and its bank amended the Company's credit agreement. The amended credit agreement provides for a $24,000,000 line of credit at May 16, 1996. The line of credit has an expiration date of July 1, 1998. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (8.25% at June 29, 1996). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (1.50% to 1.75% at June 29, 1996). At June 29, 1996, the Company had $9,158,000 of unused lines of credit, after deducting $14,500,000 of loans outstanding and $342,000 for an outstanding standby letter of credit which supports the estimated post-closure maintenance cost for a former surface impoundment.

The Company spent $2,783,000 on capital expenditures during the first six months of 1996 and expects to spend less than $6,000,000 for capital expenditures in 1996.

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

                           PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

           The 1996 annual meeting of the Company was held on May 1, 1996. At the meeting, Robert C. Ducommun and Thomas P. Mullaney were elected as directors of the Company to serve for three-year terms expiring at the annual meeting in 1999. In the election of directors, the shareholder vote was as follows: Robert
C. Ducommun, For - 5,249,074, Abstain - 2,740; Thomas P. Mullaney - For - 5,249,074, Abstain - 2,740. The directors whose terms of office continued after the annual meeting are: Norman A. Barkeley, H. Frederick Christie, Kevin S. Moore, Richard J. Pearson and Arthur W. Schmutz.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    The following exhibits are filed with this report:

                  10.1 Fourth Amended and Restated Loan Agreement between Ducommun Incorporated as Borrower and Bank of America National Trust and Savings Association as Bank, dated May 16, 1996

                  10.2 First Amendment to Fourth Amended and Restated Loan Agreement between Ducommun Incorporated as Borrower and Bank of America National Trust and Savings Association as Bank, dated June 27, 1996

                  27       Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                  DUCOMMUN INCORPORATED
                                  ---------------------
                                       (Registrant)

                             By:  /s/ James S. Heiser
                                  ----------------------------------------------
                                  James S. Heiser
                                  Vice President, Chief Financial Officer
                                  and General Counsel
                                  (Duly Authorized Officer of the Registrant)

                             By:  /s/ Samuel D. Williams
                                  ----------------------------------------------
                                  Samuel D. Williams
                                  Vice President and Controller
                                  (Chief Accounting Officer of the Registrant)

Date:  July 23, 1996