Form 10-Q
period 1996-09-28
DUCOMMUN INC /DE/
filed 1996-10-22
CIK 30305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1996

                                       OR

[    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                          Commission File Number 0-1222

                              DUCOMMUN INCORPORATED
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  95-0693330
   (State or other jurisdiction of                     I.R.S. Employer
   incorporation or organization)                    Identification No.

             23301 South Wilmington Avenue, Carson, California 90745
               (Address of principal executive offices) (Zip Code)

                                 (310) 513-7200
              (Registrant's telephone number, including area code)

                                       N/A

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
                           Yes           X          No
                                        ----                    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 28, 1996, there were outstanding 7,296,276 shares of common stock.

                              DUCOMMUN INCORPORATED
                                    FORM 10-Q
                                      INDEX

                                                                                             Page
                                                                                             ----
Part I.   Financial Information


       Item 1.            Financial Statements

                          Consolidated  Balance Sheets at September 28, 1996 and
                          December 31, 1995                                                   3

                          Consolidated Statements of Income for Three Months Ended
                          September 28, 1996 and September 30, 1995                           4

                          Consolidated Statements of Income for Nine Months Ended
                          September 28, 1996 and September 30, 1995                           5

                          Consolidated Statements of Cash Flows for Nine Months
                          Ended September 28, 1996 and September 30, 1995                     6

                          Notes to Consolidated Financial Statements                        7 - 14

       Item 2.            Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                              15 - 18

Part II.  Other Information

       Item 6.            Exhibits and Reports on Form 8-K                                    19

       Signatures                                                                             20

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                                September 28,    December 31,
                                                                                        1996            1995
                                                                                ------------     -----------

ASSETS
Current Assets:
    Cash and cash equivalents                                                      $     39        $    371

    Accounts receivable (less allowance for doubtful
        accounts of $238 and $366)                                                   15,463          13,828
    Inventories                                                                      21,428          13,362
    Deferred income taxes (Note 6)                                                    6,166           5,090
    Other current assets                                                              1,515           1,151
                                                                                   --------        --------
           Total Current Assets                                                      44,611          33,802
Property and Equipment, Net                                                          26,043          23,011
Deferred Income Taxes (Note 6)                                                        4,611           6,451

Excess of Cost Over Net Assets Acquired (Net of Accumulated
    Amortization of $3,179 and $2,323)                                               17,803          16,697
Other Assets                                                                            492           1,013
                                                                                   --------        --------

                                                                                   $ 93,560        $ 80,974
                                                                                   ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt (Note 5)                                     $    931        $  3,910
    Accounts payable                                                                  7,950           4,917
    Accrued liabilities                                                              16,707          13,728
                                                                                   --------        --------
           Total Current Liabilities                                                 25,588          22,555
Long-Term Debt (Note 5)                                                              12,646           8,935
Convertible Subordinated Debentures (Note 5)                                             --          24,263
Other Long-Term Liabilities                                                             368             633
                                                                                   --------        --------
           Total Liabilities                                                         38,602          56,386
                                                                                   --------        --------
Commitments and Contingencies (Notes 7)
Shareholders' Equity:
    Common stock -- $.01 par value; authorized 12,500,000
      shares; issued and outstanding 7,296,276 shares in
      1996 and 4,852,281 in 1995                                                         73              49
    Additional paid-in capital                                                       59,072          34,989
    Accumulated deficit                                                              (4,187)        (10,450)
                                                                                   --------        --------

           Total Shareholders' Equity                                                54,958          24,588
                                                                                   --------        --------
                                                                                   $ 93,560        $ 80,974
                                                                                   ========        ========




See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                         For Three Months Ended
                                                    -------------------------------
                                                    September 28,      September 30,
                                                            1996               1995
                                                    ------------       ------------



Net Sales                                               $ 29,778        $ 24,080
                                                        --------        --------
Operating Costs and Expenses:

     Cost of goods sold                                   20,245          15,939
     Selling, general and administrative expenses          5,483           4,920
                                                        --------        --------


        Total Operating Costs and Expenses                25,728          20,859
                                                        --------        --------

Operating Income                                           4,050           3,221


Interest Expense                                            (235)           (984)
                                                        --------        --------

Income Before Taxes                                        3,815           2,237

Income Tax Expense (Note 6)                               (1,068)           (584)
                                                        --------        --------

Net Income                                              $  2,747        $  1,653
                                                        ========        ========

Earnings Per Share:
        Primary                                         $    .35        $    .34

        Fully Diluted                                        .35             .27

Weighted Average Number of Common and
     Common Equivalent Shares Outstanding
     for Computation of Earnings Per Share:
        Primary                                            7,823           4,880

        Fully Diluted                                      7,845           7,707





See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                          For Nine Months Ended
                                                      ----------------------------
                                                      September 28,   September 30,
                                                              1996            1995
                                                      ------------    ------------
Net Sales                                               $ 82,439        $ 67,903
                                                        --------        --------

Operating Costs and Expenses:

     Cost of goods sold                                   55,283          46,255
     Selling, general and administrative expenses         17,526          14,356
                                                        --------        --------

        Total Operating Costs and Expenses                72,809          60,611
                                                        --------        --------

Operating Income                                           9,630           7,292


Interest Expense                                            (932)         (2,853)
                                                        --------        --------

Income Before Taxes                                        8,698           4,439

Income Tax Expense (Note 6)                               (2,435)         (1,201)
                                                        --------        --------

Net Income                                              $  6,263        $  3,238
                                                        ========        ========

Earnings Per Share:
        Primary                                         $    .92        $    .68

        Fully Diluted                                        .83             .57

Weighted Average Number of Common and
     Common Equivalent Shares Outstanding
     for Computation of Earnings Per Share:
        Primary                                            6,837           4,783

        Fully Diluted                                      7,858           7,704



See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           For Nine Months Ended
                                                                      -----------------------------
                                                                      September 28,   September 30,
                                                                              1996            1995
                                                                      ------------    ------------
Cash Flows from Operating Activities:
Net Income                                                               $  6,263        $  3,238
Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
        Depreciation and amortization                                       3,318           3,304
        Deferred income tax provision                                       1,429             901
Changes in Assets and Liabilities, Net
     of Effects from Acquisitions:
        Accounts receivable                                                 1,085          (3,712)
        Inventories                                                        (2,938)             39
        Other assets                                                         (274)             55
        Accounts payable                                                    1,917            (355)
        Accrued and other liabilities                                       1,148           2,030
                                                                         --------        --------
            Net Cash Provided by Operating Activities                      11,948           5,500
                                                                         --------        --------

Cash Flows from Investing Activities:
Purchases of Property and Equipment                                        (4,390)         (1,792)
Acquisitions                                                               (8,000)         (4,427)
                                                                          -------        --------
            Net Cash Used in Investing Activities                         (12,390)         (6,219)
                                                                          -------        --------


Cash Flows from Financing Activities:
Net Borrowings (Repayments) of Long-Term Debt                                 736          (4,768)
Cash Premium for Conversion of Convertible Subordinated Debentures           (609)           --
Other                                                                         (17)              2
                                                                         --------        --------
            Net Cash Provided by (Used in) Financing Activities               110          (4,766)
                                                                         --------        --------

Net Decrease in Cash and Cash Equivalents                                    (332)         (5,485)
Cash and Cash Equivalents at Beginning of Period                              371           8,483
                                                                         --------        --------
Cash and Cash Equivalents at End of Period                               $     39        $  2,998
                                                                         ========        ========

Supplemental Disclosures of Cash Flow Information:

Interest Expense Paid                                                    $  1,272        $  2,132
Income Taxes Paid                                                        $  1,327        $    150


Supplementary Information for Non-Cash Financing Activities:

During the first nine months of 1996, the Company issued 2,417,205 new shares of common stock upon conversion of $24,263,000 of its outstanding 7.75% convertible subordinated debentures.

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months and nine months ended September 28, 1996 and September 30, 1995. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1995.

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

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
         COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES
                    (In thousands, except per share amounts)

                                             For Three Months Ended
                                         ------------------------------
                                         September 28,    September 30,
                                                 1996             1995
                                         ------------     ------------
Income for Computation of Primary
    Earnings Per Share                        $2,747            $1,653
Interest, Net of Income Taxes,
    Relating to 7.75% Convertible
    Subordinated Debentures                     --                 390

Net Income for Computation of
    Primary Earnings Per Share                 2,747             1,653

Net Income for Computation of
    Fully Diluted Earnings Per Share           2,747             2,043


Applicable Shares:
   Weighted Average Common Shares
      Outstanding for Computation of
      Primary Earnings Per Share               7,295             4,471

   Weighted Average Common Equivalent
      Shares Arising From:
         7.75% convertible subordinated
         debentures                             --               2,806

    Stock Options:
         Primary                                 528               409
         Fully diluted                           550               430

Weighted Average Common and Common
    Equivalent Shares Outstanding for
    Computation of Fully Diluted
    Earnings Per Share                         7,845             7,707


Earnings Per Share:
    Primary                                   $  .35            $  .34

    Fully diluted                                .35               .27

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
         COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES
                    (In thousands, except per share amounts)

                                             For Nine Months Ended
                                       ----------------------------
                                       September 28,   September 30,
                                               1996            1995
                                       -------------   -------------

Income for Computation of Primary
    Earnings Per Share                    $6,263           $3,238
Interest, Net of Income Taxes,
    Relating to 7.75% Convertible
    Subordinated Debentures                  222            1,169

Net Income for Computation of
    Primary Earnings Per Share             6,263            3,238
Net Income for Computation of
    Fully Diluted Earnings Per Share       6,485            4,407

Applicable Shares:
   Weighted Average Common Shares
      Outstanding for Computation of
      Primary Earnings Per Share           6,350            4,468
   Weighted Average Common Equivalent
      Shares Arising From:
         7.75% convertible subordinated
         debentures                          958            2,806
    Stock Options:
         Primary                             487              315
         Fully diluted                       550              430

Weighted Average Common and Common
    Equivalent Shares Outstanding for
    Computation of Fully Diluted
    Earnings Per Share                     7,858            7,704

Earnings Per Share:
    Primary                               $  .92           $  .68
    Fully diluted                            .83              .57

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

           On June 28, 1996, Ducommun acquired substantially all of the assets and assumed certain liabilities of MechTronics of Arizona, Inc. ("MechTronics") for $8,000,000 in cash and a $750,000 note. Ducommun may be required to make additional payments for the period June 28, 1996 to December 31, 1996, and each of the years ending December 31, 1997, 1998, and 1999, based on the future financial performance of the business of MechTronics. MechTronics is one of the United States' leading manufacturers of high quality and high reliability mechanical and electromechanical enclosure products for the defense electronics, commercial aviation and communications markets.

           The acquisition of MechTronics was accounted for under the purchase method of accounting. The consolidated statements of income include the operating results for MechTronics since the acquisition. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. This resulted in approximately $2,403,000 of cost in excess of net assets acquired. Such excess (which will increase for any future contingent payments) is being amortized on a straight line basis over fifteen years.

Note 5. Long-term debt and convertible subordinated debentures are summarized as follows:

                                                   (In thousands)
                                           ------------------------------
                                           September 28,     December 31,
                                                   1996             1995
                                           -------------     ------------


Bank credit agreement                          $ 8,775          $ 8,100
Term and real estate loans                       3,650            3,559
Promissory notes related to acquisitions         1,152            1,186
                                               -------          -------


      Total debt                                13,577           12,845
Less current portion                               931            3,910
                                               -------          -------

      Total long-term debt                     $12,646          $ 8,935
                                               -------          -------

7.75% Convertible subordinated
  debentures due 2011                          $    --          $24,263
                                               -------          -------



           During the first nine months of 1996, the Company converted $24,263,000 principal amount of its 7.75% convertible subordinated debentures. The Company paid cash of $609,000 for the conversions.

           In May 1996, the Company and its bank amended the Company's credit agreement. The amended credit agreement provides for a $24,000,000 line of credit at May 16, 1996. The line of credit has an expiration date of July 1, 1998. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (8.25% at September 28, 1996). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (1.50% at September 28, 1996). At September 28, 1996, the Company had $14,883,000 of unused lines of credit, after deducting $8,775,000 of loans outstanding and $342,000 for an outstanding standby letter of credit which supports the estimated post-closure maintenance cost for a former surface impoundment.

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

Note 6.    Income Taxes

           The provision for income tax expense consists of the following:

                                          (In thousands)
                                       For Nine Months Ended
                                  -------------------------------
                                  September 28,     September 30,
                                          1996              1995
                                  -------------     -------------
Current tax expense:
  Federal                              $  219              $   75
  State                                   787                 225
                                       ------              ------

                                        1,006                 300
                                       ======              ======

Deferred tax expense:
  Federal                               1,415                 846
  State                                    14                  55
                                       ------              ------

                                        1,429                 901
                                       ------              ------

Income Tax Expense                     $2,435              $1,201
                                       ------              ------


           Deferred tax assets (liabilities) consist of the following:

                                          (In thousands)
                                       For Nine Months Ended
                                 ---------------------------------
                                 September 28,       December 31,
                                         1996                1995
                                 -------------       -------------
Federal and state NOLs               $  9,795            $ 11,538
Credit carryforwards                    1,338               1,197
Employment-related reserves             1,678               1,691
Inventory reserves                        706                 748
Other                                     262               1,352
                                     --------            --------
                                       13,779              16,526
Depreciation                           (2,383)             (2,552)
                                     --------            --------
Net deferred tax assets before
  valuation allowance                  11,396              13,974
Deferred tax assets valuation
  allowance                              (619)             (2,433)
                                     --------            --------

Net deferred tax asset               $ 10,777            $ 11,541
                                     --------            --------

         The decrease in the valuation allowance is due to the Company's reevaluation of the realizability of income tax benefits from future operations, including the acquisition of MechTronics consummated in June 1996. As a result, the carrying value of the net deferred tax benefit was increased by $1,814,000, of which $665,000 was allocated to goodwill arising from the acquisition of MechTronics and $1,149,000 was recognized as a current period tax benefit. In 1995, the carrying value of the net deferred tax asset was increased by $2,717,000, of which $1,155,000 was allocated to goodwill arising from the acquisition of 3dbm and $1,562,000 was recognized as a current period tax benefit.

         At September 28, 1996, the Company had federal tax NOLs totaling $23 million which expire in the years 1999 through 2004. SFAS 109 requires that the tax benefit of such NOLs be recorded, measured by enacted tax rates, as an asset to the extent management assesses the utilization of such NOLs to be "more likely than not." Management has determined that the income of the Company will, more likely than not, be sufficient to realize the recorded deferred tax asset prior to the ultimate expiration of the NOLs. Realization of the future tax benefits of NOLs is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. In assessing the likelihood of utilization of existing NOLs, management considered the historical results of operations of its operating subsidiaries, including acquired operations, and the current economic environment in which the Company operates. Management does not consider any material future changes in trends or the relationship between reported pretax income and federal and state taxable income or material asset sales or similar non-routine transactions in assessing the likelihood of realization of the recorded deferred tax asset.

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

           Aerochem and other generators of hazardous waste disposed at the Casmalia Resources Hazardous Waste Facility in California (the "Casmalia Site"), an inactive hazardous waste treatment, storage and disposal facility, have entered into a consent decree with the United States Environmental Protection Agency providing for certain cleanup and closure activities at the Casmalia Site. Aerochem contributed less than 1/4 of 1% of the total waste disposed of at the Casmalia Site and many other substantially larger companies and governmental entities are involved at the Casmalia Site. The Company has established a provision, based on currently available information, for Aerochem's share of the estimated cost of cleanup and closure of the Casmalia Site.

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

ACQUISITION

On June 28, 1996, Ducommun acquired substantially all of the assets and assumed certain liabilities of MechTronics of Arizona, Inc. ("MechTronics") for $8,000,000 in cash and $750,000 in a note. Ducommun may be required to make additional payments for the period June 28, 1996 to December 31, 1996, and each of the years ending December 31, 1997, 1998, and 1999, based on the future financial performance of the business of MechTronics. MechTronics is one of the United States' leading manufacturers of high quality and high reliability mechanical and electromechanical enclosure products for the defense electronics, commercial aviation and communications markets.

This acquisition was funded from internally generated cash, a note payable to the seller and borrowings under the Company's credit agreement with its bank (see Financial Condition for additional information).

RESULTS OF OPERATIONS AND EFFECTS OF INFLATION

Third Quarter 1996 Compared to Third Quarter 1995

Net sales increased 24% to $29,778,000 in the third quarter of 1996. The increase was primarily due to sales from MechTronics, acquired in June 1996, increased off-load work for aircraft structural components from prime contractors and major subcontractors, and increased build rates for certain models of commercial jet aircraft.

The Company had substantial sales to Lockheed Martin, Northrop Grumman, McDonnell Douglas and Boeing. During the third quarter of 1996 and 1995, sales to Lockheed Martin were approximately $3,172,000 and $2,215,000, respectively; sales to Northrop Grumman were approximately $1,873,000 and $2,969,000, respectively; sales to McDonnell Douglas were approximately $2,851,000 and $2,374,000, respectively; and sales to Boeing were approximately $2,681,000 and $1,399,000, respectively. The sales to Lockheed Martin are primarily related to the Space Shuttle program. The sales relating to Northrop Grumman, McDonnell Douglas and Boeing are diversified over a number of different commercial and military programs.

Gross profit, as a percentage of sales, was 32.0% for the third quarter of 1996 compared to 33.8% in 1995. This decrease was primarily the result of a change in sales mix.

Selling, general and administrative expenses, as a percentage of sales, decreased to 18.4% for the third quarter of 1996, compared to 20.4% in 1995. The decrease in expenses as a percentage of sales was primarily the result of higher sales volume partially offset by an increase in related period costs.

Interest expense decreased 76% to $235,000 in the third quarter of 1996 primarily due to the conversion of $28,000,000 of convertible subordinated debentures that were outstanding at September 30, 1995.

The increase in income tax expense was due primarily to the increase in income before taxes. The Company continues to use its federal net operating loss carryforward to offset taxable income. Cash expended to pay income taxes was $360,000 in 1996, compared to $25,000 in 1995. For further discussion relating to income taxes, see Note 6 to the consolidated financial statements.

Net income for the third quarter of 1996 was $2,747,000, or $0.35 per share, compared to $1,653,000, or $0.27 per share, in 1995.


Nine Months of 1996 Compared to Nine Months of 1995

Net sales increased 21% to $82,439,000 for the nine months ended September 28, 1996. The increase was due primarily to sales from MechTronics acquired in June 1996, increased off-load work for aircraft structural components from prime contractors and major subcontractors, and increased build rates for certain models of commercial jet aircraft.

The Company had substantial sales to Lockheed Martin, Northrop Grumman, McDonnell Douglas and Boeing. During 1996 and 1995, sales to Lockheed Martin were approximately $7,964,000 and $6,761,000, respectively; sales to Northrop Grumman were approximately $6,241,000 and $7,582,000, respectively; sales to McDonnell Douglas were approximately $8,383,000 and $7,521,000, respectively; and sales to Boeing were approximately $8,709,000 and $4,166,000, respectively. The sales to Lockheed Martin are primarily related to the Space Shuttle program. The sales relating to Northrop Grumman, McDonnell Douglas and Boeing are diversified over a number of different commercial and military programs.

At September 28, 1996, backlog believed to be firm was approximately $129,800,000, including $22,618,000 for space-related business, compared to $88,600,000 at September 30, 1995 and $92,600,000 at December 31, 1995.
Approximately $29,000,000 of the total backlog is expected to be delivered during the remainder of 1996.

Gross profit, as a percentage of sales, was 32.9% for the first nine months of 1996 compared to 31.9% in 1995. This increase was primarily the result of a change in sales mix, economies of scale resulting from sales increases and improvements in production efficiencies.

Selling, general and administrative expenses, as a percentage of sales, increased to 21.3% in 1996, compared to 21.1% of sales for 1995. This increase in expenses as a percentage of sales was primarily the result of period costs related to higher sales volume and $811,000 of debt conversion expense related to the conversion of $24,263,000 of convertible subordinated debentures and acquisition related costs.

Interest expense decreased 67% to $932,000 in 1996 primarily due to the conversion of $28,000,000 of convertible subordinated debentures that were outstanding at September 30, 1995.

The increase in income tax expense was primarily due to the increase in income before taxes. The Company continues to use its federal net operating loss carryforward to offset taxable income . Cash expended to pay income taxes was $1,272,000 in 1996, compared to $150,000 in 1995. For further discussion relating to income taxes, see Note 6 to the consolidated financial statements.

Net income for 1996 was $6,263,000, or $0.83 per share, compared to $3,238,000, or $0.57 per share, in 1995.


FINANCIAL CONDITION

Liquidity and Capital Resources

Cash flow from operating activities for the nine months ended September 28, 1996 was $11,948,000, of which $4,390,000 was used to purchase property and equipment. During 1996, the Company borrowed $8,000,000 to fund the acquisition of MechTronics. The Company also issued 2,417,205 new shares of common stock upon conversion of $24,263,000 of its outstanding 7.75% convertible subordinated debentures.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 1996.

In May 1996, the Company and its bank amended the Company's credit agreement. The amended credit agreement provides for a $24,000,000 line of credit at May 16, 1996. The line of credit has an expiration date of July 1, 1998. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (8.25% at September 28, 1996). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (1.50% at September 28, 1996). At September 28, 1996, the Company had $14,883,000 of unused lines of credit, after deducting $8,775,000 of loans outstanding and $342,000 for an outstanding standby letter of credit which supports the estimated post-closure maintenance cost for a former surface impoundment.

The Company spent $4,390,000 on capital expenditures during the first nine months of 1996 and expects to spend less than $6,000,000 for capital expenditures in 1996.

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

Aerochem and other generators of hazardous waste disposed at the Casmalia Resources Hazardous Waste Facility in California (the "Casmalia Site"), an inactive hazardous waste treatment, storage and disposal facility, have entered into a consent decree with the United States Environmental Protection Agency providing for certain cleanup and closure activities at the Casmalia Site. Aerochem contributed less than 1/4 of 1% of the total waste disposed of at the Casmalia Site and many other substantially larger companies and governmental entities are involved at the Casmalia Site. The Company has established a provision, based on currently available information, for Aerochem's share of the estimated cost of cleanup and closure of the Casmalia Site.

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

Any forward looking statements made in this Form 10-Q involve risks and uncertainties. The Company's future financial results could differ materially from those anticipated due to the Company's dependence on conditions in the airline industry, the level of new commercial aircraft orders, the production rate for the Space Shuttle program, the level of defense spending, competitive pricing pressures, technology and product development risks and uncertainties, and other factors beyond the Company's control.

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

                                 DUCOMMUN INCORPORATED
                                     (Registrant)



                            By:  /s/ James S. Heiser
                                 -----------------------------------------------
                                 James S. Heiser
                                 Vice President, Chief Financial Officer
                                 and General Counsel
                                 (Duly Authorized Officer of the Registrant)



                            By:  /s/ Samuel D. Williams
                                 -----------------------------------------------
                                 Samuel D. Williams
                                 Vice President and Controller
                                 (Chief Accounting Officer of the Registrant)


Date:  October 22, 1996