Form 10-K405
period 1996-12-31
DUCOMMUN INC /DE/
filed 1997-02-24
CIK 30305

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
        [X]     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13
        [ ]     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                           Commission File No. 0-1222

                             DUCOMMUN INCORPORATED
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                               95-0693330
------------------------------                             --------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                              Identification No.)


23301 South Wilmington Avenue, Carson, California                90745
-------------------------------------------------            -----------------
(Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code:  (310) 513-7200

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
  Title of each class                                        which registered
  -------------------                                   ------------------------
Common Stock, $.01 par value                            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                               -----------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $118 million as of January 31, 1997.

The number of shares of common stock outstanding on January 31, 1997 was 7,301,428.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

         (a) Annual Report to Shareholders (the "1996 Annual Report") for the year ended December 31, 1996, incorporated partially in Part I and Part II hereof (see Exhibit 13), and

         (b) Proxy Statement for the 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement"), incorporated partially in Part III hereof.


                  FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         Certain statements in the Form 10-K and documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any such forward-looking statements involve risks and uncertainties. The Company's future financial results could differ materially from those anticipated due to the Company's dependence on conditions in the airline industry, the level of new commercial aircraft orders, the production rate for the Space Shuttle program, the level of defense spending, competitive pricing pressures, technology and product development risks and uncertainties, and other factors beyond the Company's control.

                                     PART I

ITEM 1.        BUSINESS

         During 1996, Ducommun Incorporated ("Ducommun"), through its subsidiaries (collectively, the "Company"), manufactured components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. Domestic commercial aircraft programs include the Boeing 737, 747, 757, 767 and 777 and the McDonnell Douglas MD-11, MD-80/90 and MD-95. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340, de Havilland Dash 8, and the Canadair Regional Jet. Major military aircraft programs include the McDonnell Douglas C-17, F-15 and F-18, Lockheed Martin F-16 and C-130, various Sikorsky, Bell and Boeing helicopter programs, and advanced development programs. The Company is a subcontractor to Lockheed Martin on the Space Shuttle external tank and a supplier of components for the Space Shuttle Orbitor, as well as for Space Station Freedom. The Company manufactures components for Atlas/Centaur, Delta and Titan expendable launch vehicles and various telecommunications satellites. Through its 3dbm, Inc. ("3dbm") subsidiary, the Company also sells products for the wireless telecommunications industry.

         In December 1994, the Company acquired all of the capital stock of Brice Manufacturing Company, Inc. ("Brice") and acquired substantially all of the assets and assumed certain liabilities of Dynatech Microwave Technology, Inc. ("DMT"). In January 1995, the Company acquired all of the capital stock of 3dbm. In June 1996, the Company acquired substantially all of the assets and assumed certain liabilities of MechTronics of Arizona, Inc. ("MechTronics").

Aerochem, Inc.

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

AHF-Ducommun Incorporated

         AHF-Ducommun Incorporated ("AHF"), another Ducommun subsidiary, supplies aircraft and aerospace prime contractors with engineering, manufacturing and testing of complex components using stretch forming and thermal forming processes and computer-controlled machining. Stretch forming is a process for manufacturing large, complex structural shapes primarily from aluminum sheet metal extrusions. AHF has some of the largest and most sophisticated stretch forming presses in the United States. Thermal forming is a metal working process conducted at high temperature for manufacturing close tolerance titanium components. AHF designs and manufactures the tooling required for the production of parts in both forming processes. Certain components manufactured by AHF are machined with precision milling equipment designed and constructed by AHF. AHF also employs computer-aided design/manufacturing systems with three 5-axis gantry profile milling machines and a 5-axis numerically-controlled router to provide computer-controlled machining and inspection of complex parts up to 82 feet long.

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

Brice Manufacturing Company, Inc.

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

Jay-El Products, Inc.

         Ducommun's Jay-El Products, Inc. ("Jay-El Products") subsidiary develops, designs and manufactures illuminated switches, switch assemblies and keyboard panels used in many military aircraft, helicopter, commercial aircraft and spacecraft programs, as well as ground support equipment and naval vessels. Jay-El Products manufactures switches and panels where high reliability is a prerequisite. Keyboard panels are lighted, feature push button switches, and are available with sunlight readable displays. Some of the keyboard panels and illuminated switches manufactured by Jay-El Products for military applications are night vision goggle-compatible.

         As a result of the acquisition of DMT in December 1994, Jay-El Products develops, designs and manufactures microwave switches, filters and other components used principally on commercial and military aircraft and telecommunications satellites. DMT also has developed several new products that apply its existing microwave technology to nonaerospace markets, including the wireless telecommunications industry.

MechTronics of Arizona Corp.

         In June 1996, the Company acquired substantially all of the assets and assumed certain liabilities of MechTronics of Arizona, Inc., through a newly formed subsidiary named MechTronics of Arizona Corp. ("MechTronics"). MechTronics is a leading manufacturer of mechanical and electromechanical enclosure products for the defense electronics, commercial aviation and communications markets. MechTronics has a fully integrated manufacturing capability, including engineering, fabrication, machining, assembly, electronic integration and related processes. MechTronics' products include sophisticated radar enclosures, aircraft avionics racks and shipboard communications and control enclosures.

3dbm, Inc.

         In January 1995, Ducommun acquired the capital stock of 3dbm. 3dbm develops, designs and manufactures high-power expanders, repeaters, bi-directional amplifiers, microcells and other wireless telecommunications hardware used in cellular telephone networks. 3dbm also designs and manufactures on a limited basis microwave components and subsystems for both military and commercial customers.

Defense and Space Programs

         A major portion of sales is derived from United States government defense programs and space programs. Approximately 38 percent of 1996 sales were related to defense programs and approximately 10 percent of 1996 sales were related to space programs. These programs could be adversely affected by reductions in defense spending and other government budgetary pressures which would result in reductions, delays or stretch-outs of existing and future programs. In addition, many of the Company's contracts covering defense and space programs are subject to termination at the convenience of the customer (as well as for default). In the event of termination for convenience, the customer generally is required to pay the costs incurred by the Company and certain other fees through the date of termination.

         Any substantial delay or suspension of production for the Space Shuttle program would have a significant impact on the results of operations for the Company.

Commercial Programs

         Approximately 52 percent of 1996 sales were related to commercial aircraft programs, and nonaerospace commercial applications. The Company's commercial sales depend substantially on aircraft manufacturer's production rates, which in turn depend upon deliveries of new aircraft. Deliveries of new aircraft by aircraft manufacturers are dependent on the financial capacity of the airlines and leasing companies to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft.

Major Customers

         The Company had substantial sales to Lockheed Martin, Boeing, McDonnell Douglas and Northrop Grumman. During 1996, sales to Lockheed Martin were $13,037,000, or 11.0% of total sales; sales to Boeing were $11,876,000, or 10.0% of total sales; sales to McDonnell Douglas were $10,031,000, or 8.5% of total sales; and sales to Northrop Grumman were $7,843,000, or 6.6% of total sales. Sales to Lockheed Martin are primarily for the Space Shuttle program. Sales to Boeing, McDonnell Douglas and Northrop Grumman are diversified over a number of different commercial and military programs.

Competition

         The Company competes with various companies, some of which are substantially larger and have greater financial, technical and personnel resources. The Company's ability to compete depends on the quality of goods and services, competitive pricing and the ability to solve specific customer problems.

Backlog

         At December 31, 1996, backlog believed to be firm was approximately $134,500,000, including $24,291,000 for space-related business, compared to $92,600,000 at December 31, 1995. Approximately $74,000,000 of total backlog is expected to be delivered during 1997.

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

         The Company anticipates that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain its environmental compliance efforts. The Company does not expect to spend a material amount on capital expenditures for environmental compliance during 1997.

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

Employees

         At December 31, 1996, the Company employed 1,170 persons.

Business Segment Information

         The Company operates in only one business segment.

Information About Foreign and Domestic Operations and Export Sales

         In 1996, 1995 and 1994, foreign sales to manufacturers worldwide were $21,155,000, $23,497,000 and $11,515,000, respectively.

         The amounts of revenue, profitability and identifiable assets attributable to foreign operations are not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 1996, 1995 and 1994. Canada is the only country in which the Company had sales of 4% or more of total sales, with sales of $4,906,000, $4,518,000 and $5,944,000 in 1996, 1995 and 1994, respectively.

ITEM 2.        PROPERTIES

         The Company occupies approximately 14 facilities with a total office and manufacturing area of over 812,000 square feet, including both owned and leased properties. At December 31, 1996, facilities which were in excess of 60,000 square feet each were occupied as follows:

                                                               Square          Expiration
Location                        Company                         Feet            of Lease
El Mirage, California           Aerochem                       74,300             Owned
Orange, California              Aerochem                       76,200             Owned
Carson, California              AHF-Ducommun                   65,000             1999
Carson, California              AHF-Ducommun                  108,000             Owned
Carson, California              Jay-El Products               117,000             1997
Phoenix, Arizona                MechTronics                    90,900             2006

         The Company's facilities are, for the most part, fully utilized, although excess capacity exists from time to time based on product mix and demand. Management believes that these properties are in good condition and suitable for their present use.

         Although the Company maintains standard property casualty insurance covering its properties, the Company does not carry any earthquake insurance because of the cost of such insurance. Most of the Company's properties are located in Southern California, an area subject to frequent and sometimes severe earthquake activity.

ITEM 3.        LEGAL PROCEEDINGS

         None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II


ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

         The information under the caption "Quarterly Common Stock Price Information" on page 13 of the 1996 Annual Report is incorporated herein by reference. No dividends were paid during 1995 or 1996 (see Exhibit 13).

ITEM 6.        SELECTED FINANCIAL DATA

         The information under the caption "Selected Financial Data" appearing on page 13 of the 1996 Annual Report is incorporated herein by reference (see
Exhibit 13).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 14 through 16 of the 1996 Annual Report is incorporated herein by reference (see Exhibit 13).

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Shareholders' Equity," and "Notes to Consolidated Financial Statements," together with the report thereon of Price Waterhouse LLP dated February 13, 1997, appearing on pages 17 through 28 of the 1996 Annual Report are incorporated herein by reference (see Exhibit 13).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

         The information under the caption "Election of Directors" in the 1997 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

         The following table sets forth the names and ages of all executive officers of the Company (including subsidiary presidents), all positions and offices held with the Company, their terms of office and brief accounts of business experience during the past five years:

                                                             Positions and Offices                     Other Business
                                                               Held With Company                         Experience
                             Name (Age)                         (Year Elected)                       (Past Five Years)
                   ----------------------------        ----------------------------------     ------------------------------------
                   Norman A. Barkeley (67)             Chairman of the Board (1989)           Chief Executive Officer and
                                                                                              President (1988)

                   Joseph C. Berenato (50)             President (1996) and Chief             Executive Vice President
                                                       Executive Officer (1997)               (1995), Chief Operating
                                                                                              Officer (1995), and Chief
                                                                                              Financial Officer (1991) of
                                                                                              the Company

                   James S. Heiser (40)                Vice President (1990),                              --
                                                       Chief Financial Officer (1996),
                                                       General Counsel (1988),
                                                       Secretary (1987), and Treasurer
                                                       (1995)

                   Kenneth R. Pearson (61)             Vice President-Human Resources                      --
                                                       (1988)

                   Samuel D. Williams (48)             Vice President (1991),                              --
                                                       Controller (1988), and Assistant
                                                       Treasurer (1990)


                                                             Positions and Offices                     Other Business
                                                               Held With Company                         Experience
                             Name (Age)                         (Year Elected)                       (Past Five Years)
                   ----------------------------        ----------------------------------     ------------------------------------
                   Robert A. Borlet (56)               President of Jay-El Products,                         --
                                                       Inc. (1988)

                   Michael J. DeMuro (52)              President of MechTronics of            President of MechTronics of
                                                       Arizona Corp. (1996)                   Arizona, Inc. prior to
                                                                                              acquisition by Ducommun

                   Paul L. Graham (52)                 President of 3dbm, Inc.                President of Dynatech
                                                       (1995)                                 Microwave Technology, Inc.
                                                                                              (1992-1994); previously,
                                                                                              general and senior management
                                                                                              at TRW, Titan Sesco, Vector
                                                                                              General, Hughes and Raytheon

                   Bruce J. Greenbaum (41)             President of Brice Manufacturing       President and/or General
                                                       Company, Inc. (1994)                   Manager of Brice during five
                                                                                              years prior to acquisition by
                                                                                              Ducommun

                   Robert B. Hahn (53)                 President of Aerochem, Inc.                         --
                                                       (1987)

                   Robert L. Hansen (43)               President, AHF-Ducommun                             --
                                                       Incorporated (1989)


ITEM 11.       EXECUTIVE COMPENSATION

         The information under the caption "Compensation of Executive Officers" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Election of Directors" contained in the paragraph immediately following the table in the 1997 Proxy Statement is incorporated herein by reference.


                                    PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

         (a)   1.    Financial Statements

               The following consolidated financial statements of Ducommun Incorporated and subsidiaries, included in the 1996 Annual Report, are incorporated by reference in Item 8 of this report. Page numbers refer to the 1996 Annual Report:

                                                                                                      Page
                                                                                                      ----
               Consolidated Statements of Income - Years ended December 31,                           17
               1996, 1995 and 1994

               Consolidated Balance Sheets - December 31, 1996 and 1995                               18

               Consolidated Statements of Cash Flows - Years ended December 31,                       19
               1996, 1995 and 1994

               Consolidated Statements of Changes in Shareholders' Equity - Years                     20
               Ended December 31, 1996, 1995 and 1994

               Notes to Consolidated Financial Statements                                           21-27

               Report of Independent Accountants                                                      28

               2.    Financial Statement Schedule

               The following schedule for the years ended December 31, 1996, 1995 and 1994 is filed herewith:

               Schedule VIII - Valuation and Qualifying Accounts and Reserves

               All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

         (b)   Reports on Form 8-K

               During the last quarter of 1996, no reports on Form 8-K were filed.

         (c)   Exhibits

                 3.1 Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 29, 1990. Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 1990.

                 3.2      Bylaws as amended and restated on October 19, 1996.

                 4.1 Fourth Amended and Restated Loan Agreement dated May 16, 1996 between Ducommun and Bank of America NT&SA ("Bank"). Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 29, 1996.

                 4.2 First Amendment to Fourth Amended and Restated Loan Agreement dated as of June 27, 1996 between Ducommun and Bank. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 29, 1996.

                 4.3 Second Amendment to Fourth Amended and Restated Loan Agreement dated as of December 18, 1996 between Ducommun and Bank.

                 4.4 Conversion Agreement dated July 22, 1992 between Ducommun and the holders of the 9% Convertible Subordinated Notes due 1998. Incorporated by reference to Exhibit 1 to Form 8-K dated July 29, 1992.

                 4.5 Loan and Security Agreement dated December 1, 1992 between AHF-Ducommun Incorporated ("AHF"), a subsidiary of Ducommun, and CIT Group/Equipment Financing, Inc., as amended. The Company will furnish a copy of such agreement to the Securities and Exchange Commission upon request.

                 4.6 Standing Loan Agreement dated December 17, 1993 between AHF and Bank. The Company will furnish a copy of such agreement to the Securities and Exchange Commission upon request.

                 4.7 Security Agreements and Promissory Notes dated March 7, 1996 and December 30, 1966 between AHF and Aerochem, Inc., a subsidiary of Ducommun, and General Electric Capital Corp. The Company will furnish a copy of such agreements to the Securities and Exchange Commission upon request.

             * 10.1       1981 Stock Incentive Plan as amended and restated
               March 21, 1990. Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1989.

             * 10.2       1990 Stock Option Plan.  Incorporated by reference to
               Exhibit 10.4 to Form 10-K for the year ended December 31, 1990.

             * 10.3       1994 Stock Incentive Plan.  Incorporated by reference
               to Exhibit 10.4 to Form 10-K for the year ended December 31, 1994.

             * 10.4       Form of Nonqualified Stock Option Agreement under the
               1994 Stock Incentive Plan, the 1990 Stock Option Plan and the 1981 Stock Incentive Plan. Incorporated by reference to Exhibit
               10.5 to Form 10-K for the year ended December 31, 1990.

             * 10.5       Form of Incentive Stock Option Agreement under the
               1994 Stock Incentive Plan.

             * 10.6       Form of Key Executive Severance Agreement entered
               with nine current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1989.

             * 10.7       Form of Indemnity Agreement entered with all
               directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990.

             * 10.8       Description of 1997 Executive Officer Bonus
               Arrangement.

             * 10.9       Directors' Deferred Compensation and Retirement Plan,
               as amended October 29, 1993.  Incorporated by reference to
               Exhibit 10.9 to Form 10-K for the year ended December 31, 1993.

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

               11         Computation of Income (Loss) Per Common and Common
               Equivalent Share

               13         1996 Annual Report to Shareholders (not deemed to be
               filed except as previously incorporated by reference).

               21         Subsidiaries of Registrant

               23         Consent of Price Waterhouse LLP

               27         Financial Data Schedule

___________________

      * Indicates an executive compensation plan or arrangement.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DUCOMMUN INCORPORATED



Date:  February 24, 1997          By: /s/  Joseph C. Berenato
                                     -----------------------------------------
                                      Joseph C. Berenato
                                      President and Chief Executive Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  February 24, 1997          By: /s/  James S. Heiser
                                     -----------------------------------------
                                      James S. Heiser
                                      Vice President, Chief Financial Officer,
                                      General Counsel, Secretary and Treasurer
                                      (Principal Financial Officer)



Date:  February 24, 1997          By: /s/  Samuel D. Williams
                                     -----------------------------------------
                                      Samuel D. Williams
                                      Vice President, Controller and
                                      Assistant Treasurer
                                      (Principal Accounting Officer)

                                   DIRECTORS



By:    /s/  Norman A. Barkeley                  Date    February 24, 1997
       -----------------------------                 ----------------------
            Norman A. Barkeley


By:    /s/  Joseph C. Berenato                  Date    February 24, 1997
       -----------------------------                 ----------------------
            Joseph C. Berenato


By:    /s/  H. Frederick Christie               Date    February 24, 1997
       -----------------------------                 ----------------------
            H. Frederick Christie


By:    /s/  Robert C. Ducommun                  Date    February 24, 1997
       -----------------------------                 ----------------------
            Robert C. Ducommun


By:    /s/  Kevin S. Moore                      Date    February 24, 1997
       -----------------------------                 ----------------------
            Kevin S. Moore


By:    /s/  Thomas P. Mullaney                  Date    February 24, 1997
       -----------------------------                 ----------------------
            Thomas P. Mullaney


By:    /s/  Richard J. Pearson                  Date    February 24, 1997
       -----------------------------                 ----------------------
            Richard J. Pearson


By:    /s/  Arthur W. Schmutz                   Date    February 24, 1997
       -----------------------------                 ----------------------
            Arthur W. Schmutz

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors
of Ducommun Incorporated


Our audits of the consolidated financial statements referred to in our report dated February 13, 1997 appearing on page 28 of the 1996 Annual Report to Shareholders of Ducommun Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP

Los Angeles, California
February 13, 1997

                             DUCOMMUN INCORPORATED
                                AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                   SCHEDULE VIII


        Column A                 Column B                     Column C                      Column D           Column E

                                                              Additions
                                Balance at         Charged to                                                Balance at
                                Beginning           Costs and         Charged to                               End of
       Description              of Period           Expenses        Other Accounts        Deductions           Period
                                          FOR THE YEAR ENDED DECEMBER 31, 1996

Allowance for
  Doubtful Accounts           $  366,000          $   28,000        $     -             $  188,000(c)        $  206,000

Deferred Tax Assets
  Valuation Allowance         $2,433,000          $      -          $     -             $  665,000(f)        $     -
                                                                                        $1,768,000(g)


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


                                          FOR THE YEAR ENDED DECEMBER 31, 1994

Allowance for
  Doubtful Accounts           $  314,000          $      -          $   11,000(a)       $  143,000(c)        $  182,000

Deferred Tax Assets
  Valuation Allowance         $9,962,000(b)       $      -          $     -             $4,812,000(d)        $5,150,000





(a)   Collections on previously written off accounts.

(b)   Per adoption of Statement of Financial Accounting Standards No. 109.

(c)   Write-offs on uncollectible accounts.

(d) Change in valuation allowance due to reevaluation of realizability of future income tax benefit occasioned by the acquisitions of Brice and DMT.

(e) Change in valuation allowance due to reevaluation of realizability of future income tax benefit occasioned by the acquisition of 3dbm.

(f) Change in valuation allowance due to reevaluation of realizability of future income tax benefit occasioned by the acquisition of MechTronics.

(g) Change in valuation allowance due to reevaluation of realizability of future income tax benefit.