Form 10-Q
period 1997-03-29
DUCOMMUN INC /DE/
filed 1997-04-22
CIK 30305

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended March 29, 1997

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                         Commission File Number 0-1222

                             DUCOMMUN INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             95-0693330
-------------------------------                             ------------------
(State or other jurisdiction of                              I.R.S. Employer
incorporation or organization)                              Identification No.

23301 South Wilmington Avenue, Carson, California                 90745
--------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

                                 (310) 513-7200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
  ---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]                 No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 29, 1997, there were outstanding 7,316,894 shares of common stock.

                             DUCOMMUN INCORPORATED
                                   FORM 10-Q
                                     INDEX


                                                                                    Page
                                                                                    ----
Part I.   Financial Information


       Item 1.    Financial Statements

                  Consolidated  Balance Sheets at March 29, 1997 and
                  December 31, 1996                                                   3

                  Consolidated Statements of Income for Three Months
                  Ended March 29, 1997 and March 30, 1996                             4

                  Consolidated Statements of Cash Flows for Three
                  Months Ended March 29, 1997 and March 30, 1996                      5

                  Notes to Consolidated Financial Statements                        6 - 9

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              10 - 13

Part II.  Other Information

       Item 6.    Exhibits and Reports on Form 8-K                                   14

       Signatures                                                                    15

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                     March 29,   December 31,
                                                                                       1997          1996
                                                                                     ---------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                         $     35      $    571
   Accounts receivable (less allowance for doubtful
       accounts of $193 and $206)                                                      16,857        14,722
   Inventories                                                                         23,575        22,595
   Deferred income taxes                                                                4,057         4,597
   Other current assets                                                                 1,707         1,850
                                                                                     --------      --------
          Total Current Assets                                                         46,231        44,335
Property and Equipment, Net                                                            27,889        27,051
Deferred Income Taxes                                                                   4,782         5,594
Excess of Cost Over Net Assets Acquired (Net of Accumulated
       Amortization of $3,869 and $3,548)                                              17,870        18,326
Other Assets                                                                              507           508
                                                                                     --------      --------
                                                                                     $ 97,279      $ 95,814
                                                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt (Note 5)                                        $  1,158      $  1,117
   Accounts payable                                                                     9,351         8,343
   Accrued liabilities                                                                 15,464        17,589
                                                                                     --------      --------
          Total Current Liabilities                                                    25,973        27,049
Long-Term Debt (Note 5)                                                                 9,049         9,173
Other Long-Term Liabilities                                                               405           404
                                                                                     --------      --------
          Total Liabilities                                                            35,427        36,626
                                                                                     --------      --------
Commitments and Contingencies (Note 6)
Shareholders' Equity:
   Common stock -- $.01 par value; authorized 12,500,000
       shares; issued and outstanding 7,316,894 shares in 1997 and
       7,301,428 in 1996                                                                   73            73
   Additional paid-in capital                                                          59,314        59,280
   Retained earnings (accumulated deficit)                                              2,465          (165)
                                                                                     --------      --------
          Total Shareholders' Equity                                                   61,852        59,188
                                                                                     --------      --------
                                                                                     $ 97,279      $ 95,814
                                                                                     ========      ========

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                          For Three Months Ended
                                                     --------------------------------
                                                     March 29, 1997    March 30, 1996
                                                     --------------    --------------
Net Sales                                                $35,305           $23,792
                                                         -------           -------
Operating Costs and Expenses:
   Cost of goods sold                                     24,201            15,588
   Selling, general and administrative expenses            6,365             6,240
                                                         -------           -------

       Total Operating Costs and Expenses                 30,566            21,828
                                                         -------           -------

Operating Income                                           4,739             1,964
Interest Expense                                            (201)             (422)
                                                         -------           -------
Income Before Taxes                                        4,538             1,542
Income Tax Expense                                        (1,908)             (432)
                                                         -------           -------

Net Income                                               $ 2,630           $ 1,110
                                                         =======           =======

Earnings Per Share:
       Primary                                           $   .33           $   .19
       Fully Diluted                                         .33               .18

Weighted Average Number of Common and
   Common Equivalent Shares Outstanding
   for Computation of Earnings Per Share:
       Primary                                             7,904             5,756
       Fully Diluted                                       7,920             7,393





See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           For Three Months Ended
                                                                      --------------------------------
                                                                      March 29, 1997    March 30, 1996
                                                                      --------------    --------------
Cash Flows from Operating Activities:
Net Income                                                               $ 2,630           $ 1,110
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
       Depreciation and amortization                                       1,314             1,202
       Deferred income tax provision                                       1,352               284
Changes in Assets and Liabilities, Net
       Accounts receivable                                                (2,135)              443
       Inventories                                                          (980)           (2,040)
       Other assets                                                          279                24
       Accounts payable                                                    1,008             2,249
       Accrued and other liabilities                                      (2,135)             (588)
                                                                         -------           -------
          Net Cash Provided by Operating Activities                        1,333             2,684
                                                                         -------           -------

Cash Flows from Investing Activities:
Purchase of Property and Equipment                                        (1,820)             (973)
                                                                         -------           -------
          Net Cash Used in Investing Activities                           (1,820)             (973)
                                                                         -------           -------
Cash Flows from Financing Activities:
Net Repayment of Long-Term Debt                                              (83)           (1,460)
Cash Premium for Conversion of Convertible Subordinated Debentures            --              (556)
Other                                                                         34                (6)
                                                                         -------           -------
          Net Cash Used in Financing Activities                              (49)           (2,022)
                                                                         -------           -------
Net Decrease in Cash and Cash Equivalents                                   (536)             (311)
Cash and Cash Equivalents at Beginning of Period                             571               371
                                                                         -------           -------
Cash and Cash Equivalents at End of Period                               $    35           $    60
                                                                         =======           =======

Supplemental Disclosures of Cash Flow Information:

Interest Expense Paid                                                    $   263           $   910

Income Taxes Paid                                                        $   350           $   400

Supplementary Information for Non-Cash Financing Activities:

During the first three months of 1996, the Company issued 844,282 new shares of common stock upon conversion of $8,426,000 of its outstanding 7.75% convertible subordinated debentures.

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months ended March 29, 1997 and March 30, 1996. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1996.

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

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
        COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES
                    (In thousands, except per share amounts)

                                                                   For Three Months Ended
                                                                  ------------------------
                                                                  March 29,      March 30,
                                                                       1997           1996
                                                                  ---------      ---------
           Income for Computation of Primary
               Earnings Per Share                                   $ 2,630        $ 1,110
           Interest, Net of Income Taxes,
               Relating to 7.75% Convertible
               Subordinated Debentures                                   --            218
           Net Income for Computation of
               Primary Earnings Per Share                             2,630          1,110
           Net Income for Computation of
               Fully Diluted Earnings Per Share                       2,630          1,328

           Applicable Shares:
              Weighted Average Common Shares
                 Outstanding for Computation of
                 Primary Earnings Per Share                           7,307          5,306
              Weighted Average Common Equivalent
                 Shares Arising From:
                 7.75% convertible subordinated debentures               --          1,587
                 Stock options:
                     Primary                                            597            450
                     Fully diluted                                      613            500

           Weighted Average Common and Common
               Equivalent Shares Outstanding for
               Computation of Fully Diluted
               Earnings Per Share                                     7,920          7,393

           Earnings Per Share:
               Primary                                              $   .33        $   .19
               Fully diluted                                            .33            .18



         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15, "Earnings Per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 becomes effective for the Company for the year ending December 31, 1997. Pro forma results for the first quarter of 1997 and 1996, assuming the application of SFAS 128 are as follows:

                                                  For Three Months Ended
                                                 ------------------------
                                                 March 29,      March 30,
                                                      1997           1996
                                                 ---------      ---------
         Basic earnings per share                   $ 0.36         $ 0.21
         Diluted earnings per share                   0.33           0.18


Note 4.  Acquisition

         In June 1996, the Company acquired substantially all of the assets of MechTronics of Arizona, Inc. ("MechTronics") for $8,000,000 in cash and a $750,000 note. The Company may be required to make additional payments through 1999, based on the future financial performance of MechTronics. MechTronics is a leading manufacturer of mechanical and electromechanical enclosure products for the defense electronics, commercial aviation and communications markets. The acquisition of MechTronics was accounted for under the purchase method of accounting. The consolidated statements of income include the operating results for MechTronics since the date of the acquisition.

Note 5.  Long-term debt is summarized as follows:

                                                                (In thousands)
                                                           -------------------------
                                                           March 29,    December 31,
                                                                1997            1996
                                                           ---------    ------------
         Bank credit agreement                              $ 3,500       $  4,000
         Term and real estate loans                           5,804          5,294
         Promissory notes related to acquisitions               903            996
                                                            -------       --------

               Total debt                                    10,207         10,290
         Less current portion                                 1,158          1,117
                                                            -------       --------

               Total long-term debt                         $ 9,049       $  9,173
                                                            =======       ========


         In April 1997, the Company and its bank signed a commitment letter to amend the Company's credit agreement. The amended credit agreement will provide for a $40,000,000 senior unsecured revolving credit line with an expiration date of July 1, 1999. The amended credit agreement will replace the Company's existing credit agreement which provides for a $21,000,000 senior unsecured revolving credit line. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (8.50% at March 29, 1997) minus 0.25%. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter. At March 29, 1997, the Company had $17,158,000 of unused lines of credit, after deducting $3,500,000 of loans outstanding and $342,000 for an outstanding standby letter of credit which supports the estimated post-closure maintenance cost of a former surface impoundment. The credit agreement includes fixed charge coverage and maximum leverage ratios, and limitations on future dividend payments and outside indebtedness.

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

RESULTS OF OPERATIONS

First Quarter 1997 Compared to First Quarter 1996

Net sales increased 48% to $35,305,000 in the first quarter of 1997. The increase resulted from a broad-based increase in sales in most of the Company's product lines due to improved industry conditions and new contract awards, as well as sales from MechTronics which was acquired in June 1996.

The Company had substantial sales to Lockheed Martin, Boeing, McDonnell Douglas and Northrop Grumman. During the first quarter of 1997 and 1996, sales to Lockheed Martin were approximately $4,134,000 and $2,463,000, respectively; sales to Boeing were approximately $4,758,000 and $2,425,000, respectively; sales to McDonnell Douglas were approximately $3,340,000 and $2,700,000, respectively; and sales to Northrop Grumman were approximately $1,485,000 and $1,878,000, respectively. The sales to Lockheed Martin are primarily related to the Space Shuttle program. The sales relating to Boeing, McDonnell Douglas and Northrop Grumman are diversified over a number of different commercial and military programs.

At March 29, 1997, backlog believed to be firm was approximately $148,000,000, including $21,498,000 for space-related business, compared to $92,500,000 at March 30, 1996 and $134,500,000 at December 31, 1996. Approximately $77,000,000 of the total backlog is expected to be delivered during 1997.

Gross profit, as a percentage of sales, was 31.5% for the first quarter of 1997 compared to 34.5% in 1996. This decrease was primarily the result of changes in sales mix, as well as higher production cost at MechTronics, which was acquired in June 1996.

Selling, general and administrative expenses, as a percentage of sales, were 18.0% for the first quarter of 1997 compared to 26.2% in 1996. The decrease in these expenses as a percentage of sales was primarily the result of higher sales volume partially offset by an increase in related period costs.

Interest expense decreased to $201,000 in the first quarter of 1997 compared to $422,000 for 1996. The decrease in interest expense was primarily due to the conversion of $15,837,000 of convertible subordinated debentures that were outstanding at March 30, 1996.

Income tax expense increased to $1,908,000 in the first quarter of 1997 compared to $432,000 for 1996. The increase in income tax expense was primarily due to the increase in income before taxes. From a cash flow perspective, however, the Company continues to use its federal net operating loss carryforwards to offset taxable income. Cash paid for income taxes was $350,000 in the first quarter of 1997, compared to $400,000 in 1996.

Net income for the first quarter of 1997 was $2,630,000, or $0.33 per share, compared to $1,110,000, or $0.18 per share, in 1996.


FINANCIAL CONDITION

Liquidity and Capital Resources

Cash flow from operating activities for the three months ended March 29, 1997 was $1,333,000. The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 1997.

In April 1997, the Company and its bank signed a commitment letter to amend the Company's credit agreement. The amended credit agreement will provide for a $40,000,000 senior unsecured revolving credit line with an expiration date of July 1, 1999. The amended credit agreement will replace the Company's existing credit agreement which provides for a $21,000,000 senior unsecured revolving credit line. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (8.50% at March 29, 1997) minus 0.25%. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter. At March 29, 1997, the Company had $17,158,000 of unused lines of credit, after deducting $3,500,000 of loans outstanding and $342,000 for an outstanding standby letter of credit which supports the estimated post-closure maintenance cost for a former surface impoundment. The credit agreement includes fixed charge coverage and maximum leverage ratios, and limitations on future dividend payments and outside indebtedness.

The Company spent $1,820,000 on capital expenditures during the first three months of 1997 and expects to spend less than $11,000,000 for capital expenditures in 1997. The Company plans to make substantial capital expenditures in 1997 for numerically controlled routers and laser scriber-related equipment to support long-term aerospace structure contracts for both commercial and military aircraft. These expenditures are expected to place the Company in a favorable competitive position among aerospace subcontractors, and to allow the Company to take advantage of the offload requirements from its customers.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128").
SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15, "Earnings Per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 becomes effective for the Company for the year ending December 31, 1997. Pro forma results for the first quarter of 1997 and 1996, assuming the application of SFAS 128 are as follows:


                                                   For Three Months Ended
                                                  ------------------------
                                                  March 29,      March 30,
                                                       1997           1996
                                                  ---------      ---------
         Basic earnings per share                    $ 0.36         $ 0.21
         Diluted earnings per share                    0.33           0.18

Any forward looking statements made in this Form 10-Q Report involve risks and uncertainties. The Company's future financial results could differ materially from those anticipated due to the Company's dependence on conditions in the airline industry, the level of new commercial aircraft orders, the production rate for the Space Shuttle program, the level of defense spending, competitive pricing pressures, technology and product development risks and uncertainties, and other factors beyond the Company's control.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a)      The following exhibits are filed with this report

                 27   Financial Data Schedule

         b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DUCOMMUN INCORPORATED
                                        (Registrant)



                               By:  /s/ James S. Heiser
                                    --------------------------------------------
                                    James S. Heiser
                                    Vice President, Chief Financial Officer
                                    and General Counsel
                                    (Duly Authorized Officer of the Registrant)



                               By:  /s/ Samuel D. Williams
                                    --------------------------------------------
                                    Samuel D. Williams
                                    Vice President and Controller
                                    (Chief Accounting Officer of the Registrant)


Date:  April 22, 1997