Form 10-Q
period 1997-06-28
DUCOMMUN INC /DE/
filed 1997-07-23
CIK 30305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                          Commission File Number 1-8174

                              DUCOMMUN INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    95-0693330
-------------------------------                      --------------------
(State or other jurisdiction of                        I.R.S. Employer
incorporation or organization)                       Identification No.

     23301 South Wilmington Avenue, Carson, California               90745
     ---------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

                                 (310) 513-7200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 28, 1997, there were outstanding 7,323,745 shares of common stock.

                              DUCOMMUN INCORPORATED
                                    FORM 10-Q
                                      INDEX


                                                                                                                    Page
                                                                                                                    ----
Part I.   Financial Information



        Item 1.             Financial Statements

                            Consolidated  Balance Sheets at June 28, 1997 and
                            December 31, 1996                                                                          3

                            Consolidated Statements of Income for Three Months
                            Ended June 28, 1997 and June 29, 1996                                                      4

                            Consolidated Statements of Income for Six Months
                            Ended June 28, 1997 and June 29, 1996                                                      5

                            Consolidated Statements of Cash Flows for Six
                            Months Ended June 28, 1997 and June 29, 1996                                               6

                            Notes to Consolidated Financial Statements                                               7 - 11

        Item 2.             Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                                      12- 16

        Item 3.             Quantitative and Qualitative Disclosure About Market Risk                                  17

Part II.  Other Information

        Item 4.             Submission of Matters to a Vote of Security Holders                                        18

        Item 6.             Exhibits and Reports on Form 8-K                                                           18

        Signatures                                                                                                     19

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                          June 28,     December 31,
                                                                              1997             1996
                                                                          --------     ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                            $     68         $    571
     Accounts receivable (less allowance for doubtful
        accounts of $152 and $206)                                          18,556           14,722
     Inventories                                                            25,924           22,595
     Deferred income taxes                                                   4,056            4,597
     Other current assets                                                    1,557            1,850
                                                                          --------         --------
           Total Current Assets                                             50,161           44,335
Property and Equipment, Net                                                 28,403           27,051
Deferred Income Taxes                                                        2,977            5,594
Excess of Cost Over Net Assets Acquired (Net of Accumulated
        Amortization of $4,190 and $3,548)                                  17,549           18,326
Other Assets                                                                   587              508
                                                                          --------         --------
                                                                          $ 99,677         $ 95,814
                                                                          ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt (Note 5)                           $  1,094         $  1,117
     Accounts payable                                                        9,021            8,343
     Accrued liabilities                                                    15,859           17,589
                                                                          --------         --------
           Total Current Liabilities                                        25,974           27,049
Long-Term Debt (Note 5)                                                      7,700            9,173
Other Long-Term Liabilities                                                    396              404
                                                                          --------         --------
           Total Liabilities                                                34,070           36,626
                                                                          --------         --------
Commitments and Contingencies (Note 6)
Shareholders' Equity:

     Common stock -- $.01 par value; authorized 12,500,000
        shares; issued and outstanding 7,323,745 shares in 1997 and
        7,301,428 shares in 1996
                                                                                73               73
     Additional paid-in capital                                             59,389           59,280
     Retained earnings (accumulated deficit)                                 6,145             (165)
                                                                          --------         --------
           Total Shareholders' Equity                                       65,607           59,188
                                                                          --------         --------
                                                                          $ 99,677         $ 95,814
                                                                          ========         ========









See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                           For Three Months Ended
                                                       --------------------------------
                                                       June 28, 1997      June 29, 1996
                                                       -------------      -------------
Net Sales                                              $      39,384      $      28,869
                                                       -------------      -------------
Operating Costs and Expenses:
      Cost of goods sold                                      25,630             19,450
      Selling, general and administrative expenses             7,216              5,803
                                                       -------------      -------------
        Total Operating Costs and Expenses                    32,846             25,253
                                                       -------------      -------------
Operating Income                                               6,538              3,616
Interest Expense                                                (194)              (275)
                                                       -------------      -------------
Income Before Taxes                                            6,344              3,341
Income Tax Expense                                            (2,664)              (935)
                                                       -------------      -------------
Net Income                                             $       3,680      $       2,406
                                                       =============      =============
Earnings Per Share:
        Primary                                        $         .46      $         .35
        Fully Diluted                                            .46                .31

Weighted Average Number of Common and
      Common Equivalent Shares Outstanding
      for Computation of Earnings Per Share:
        Primary                                                7,937              6,922
        Fully Diluted                                          7,966              7,820









See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                              For Six Months Ended
                                                       --------------------------------
                                                       June 28, 1997      June 29, 1996
                                                       -------------      -------------
Net Sales                                              $      74,689      $      52,661
                                                       -------------      -------------
Operating Costs and Expenses:
      Cost of goods sold                                      49,831             35,038
      Selling, general and administrative expenses            13,581             12,043
                                                       -------------      -------------
        Total Operating Costs and Expenses                    63,412             47,081
                                                       -------------      -------------
Operating Income                                              11,277              5,580
Interest Expense                                                (395)              (697)
                                                       -------------      -------------
Income Before Taxes                                           10,882              4,883
Income Tax Expense                                            (4,572)            (1,367)
                                                       -------------      -------------
Net Income                                             $       6,310      $       3,516
                                                       =============      =============
Earnings Per Share:
        Primary                                        $         .80      $         .55
        Fully Diluted                                            .79                .51

Weighted Average Number of Common and
      Common Equivalent Shares Outstanding
      for Computation of Earnings Per Share:
        Primary                                                7,921              6,370
        Fully Diluted                                          7,959              7,839









See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                              For Six Months Ended
                                                                       --------------------------------
                                                                       June 28, 1997      June 29, 1996
                                                                       -------------      -------------
Cash Flows from Operating Activities:
Net Income                                                             $       6,310      $       3,516
Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
        Depreciation and amortization                                          2,642              2,132
        Deferred income tax provision                                          3,158                655
Changes in Assets and Liabilities, Net
        Accounts receivable                                                   (3,834)            (2,260)
        Inventories                                                           (3,329)            (2,892)
        Other assets                                                             326               (281)
        Accounts payable                                                         678              4,600
        Accrued and other liabilities                                         (1,738)              (955)
                                                                       -------------      -------------
           Net Cash Provided by Operating Activities                           4,213              4,515
                                                                       -------------      -------------
Cash Flows from Investing Activities:
Purchase of Property and Equipment                                            (3,329)            (2,783)
Acquisition                                                                     --               (8,000)
                                                                       -------------      -------------
           Net Cash Used in Investing Activities                              (3,329)           (10,783)
                                                                       -------------      -------------
Cash Flows from Financing Activities:
Net Borrowings (Repayments) of Long-Term Debt                                 (1,496)             6,627
Cash Premium for Conversion of Convertible Subordinated Debentures              --                 (609)
Other                                                                            109                (17)
                                                                       -------------      -------------
           Net Cash (Used in) Provided by Financing Activities                (1,387)             6,001
                                                                       -------------      -------------

Net Decrease in Cash and Cash Equivalents                                       (503)              (267)
Cash and Cash Equivalents at Beginning of Period                                 571                371
                                                                       -------------      -------------
Cash and Cash Equivalents at End of Period                             $          68      $         104
                                                                       =============      =============

Supplemental Disclosures of Cash Flows Information:

Interest Expense Paid                                                  $         459      $       1,108
Income Taxes Paid                                                      $       2,510      $         968


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

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months and six months ended June 28, 1997 and June 29, 1996. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1996.

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

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
        COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES
                    (In thousands, except per share amounts)

                                                                 For Three Months Ended
                                                             -----------------------------
                                                                  June 28,        June 29,
                                                                      1997            1996
                                                             -------------   -------------
           Income for Computation of Primary
               Earnings Per Share                                   $3,680          $2,406
           Interest, Net of Income Taxes,
               Relating to 7.75% Convertible
               Subordinated Debentures                                --                 1
           Net Income for Computation of
               Primary Earnings Per Share                            3,680           2,406
           Net Income for Computation of
               Fully Diluted Earnings Per Share                      3,680           2,407

           Applicable Shares:
              Weighted Average Common Shares
                 Outstanding for Computation of
                 Primary Earnings Per Share                          7,322           6,438
              Weighted Average Common Equivalent
                 Shares Arising From:
                 7.75% convertible subordinated debentures            --               888
                 Stock options:
                     Primary                                           615             484
                     Fully diluted                                     644             494

           Weighted Average Common and Common
               Equivalent Shares Outstanding for
               Computation of Fully Diluted
               Earnings Per Share                                    7,966           7,820

           Earnings Per Share:
               Primary                                              $  .46          $  .35
               Fully diluted                                           .46             .31

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
         COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES
                    (In thousands, except per share amounts)

                                                                      For Six Months Ended
                                                                --------------------------
                                                                  June 28,        June 29,
                                                                      1997            1996
                                                                ----------       ---------
           Income for Computation of Primary
               Earnings Per Share                                   $6,310          $3,516
           Interest, Net of Income Taxes,
               Relating to 7.75% Convertible
               Subordinated Debentures                                --               443
           Net Income for Computation of
               Primary Earnings Per Share                            6,310           3,516
           Net Income for Computation of
               Fully Diluted Earnings Per Share                      6,310           3,959

           Applicable Shares:
              Weighted Average Common Shares
                 Outstanding for Computation of
                 Primary Earnings Per Share                          7,315           5,903
              Weighted Average Common Equivalent
                 Shares Arising From:
                 7.75% convertible subordinated debentures            --             1,439
                 Stock options:
                     Primary                                           606             467
                     Fully diluted                                     644             497

           Weighted Average Common and Common
               Equivalent Shares Outstanding for
               Computation of Fully Diluted
               Earnings Per Share                                    7,959           7,839

           Earnings Per Share:
               Primary                                              $  .80          $  .55
               Fully diluted                                           .79             .51


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128").
SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15, "Earnings Per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 becomes effective for the Company for the year ending December 31, 1997. Pro forma EPS for the second quarter of 1997 and 1996, and the first six months of 1997 and 1996, assuming the application of SFAS 128 are as follows:

                                            For Three Months Ended
                                            ----------------------
                                            June 28,      June 29,
                                                1997          1996
                                            --------      --------
         Basic earnings per share            $   .50       $   .37
         Diluted earnings per share              .46           .31




                                             For Six Months Ended
                                            ----------------------
                                            June 28,      June 29,
                                                1997          1996
                                            --------      --------
         Basic earnings per share            $   .86       $   .60
         Diluted earnings per share              .80           .51




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

Note 5.   Long-term debt is summarized as follows:

                                                                 (In thousands)
                                                            ------------------------
                                                            June 28,       December 31,
                                                                1997               1996
                                                            --------       ------------
          Bank credit agreement                              $ 2,325            $ 4,000
          Term and real estate loans                           5,597              5,294
          Promissory notes related to acquisitions               872                996
                                                            --------       ------------

                Total debt                                     8,794             10,290
          Less current portion                                 1,094              1,117
                                                            --------       ------------


                Total long-term debt                        $  7,700            $ 9,173
                                                            ========       ============

         In June 1997, the Company amended its bank credit agreement to provide for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 1999. The amended credit agreement replaced the Company's prior credit agreement which provided for a $21,000,000 unsecured revolving credit line. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (8.50% at June 28, 1997) minus 0.25%. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (1.00% at June 28, 1997). At June 28, 1997, the Company had $37,333,000 of unused lines of credit, after deducting $2,325,000 of loans outstanding and $342,000 for an outstanding standby letter of credit which supports the estimated post-closure maintenance cost of a former surface impoundment. The credit agreement includes fixed charge coverage and maximum leverage ratios, and limitations on future dividend payments and outside indebtedness.

         The carrying amount of long-term debt approximates fair value based on the terms of the related debt and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 6.  Contingencies

         Ducommun's subsidiary, Aerochem, Inc. ("Aerochem"), is a major supplier of chemical milling services for the aerospace industry. Aerochem has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination
         at its El Mirage, California facility (the "Site").   Aerochem expects
         to spend approximately $1 million for future investigation and corrective action at the Site, and the Company has established a provision for such costs. However, the Company's ultimate liability in connection with the Site will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the correction action.

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

RESULTS OF OPERATIONS

Second Quarter of 1997 Compared to Second Quarter of 1996

Net sales increased 36% to $39,384,000 in the second quarter of 1997. The increase resulted from a broad-based increase in sales in most of the Company's product lines due to improved industry conditions and new contract awards, as well as sales of $4,707,000 in the second quarter of 1997 from the MechTronics acquisition completed in June 1996.

The Company had substantial sales to Lockheed Martin, Boeing, McDonnell Douglas and Northrop Grumman. During the second quarter of 1997 and 1996, sales to Lockheed Martin were approximately $4,424,000 and $2,329,000, respectively; sales to Boeing were approximately $5,724,000 and $5,237,000, respectively; sales to McDonnell Douglas were approximately $2,597,000 and $2,832,000, respectively; and sales to Northrop Grumman were approximately $1,864,000 and $2,490,000, respectively. The sales to Lockheed Martin are primarily related to the Space Shuttle program. The sales relating to Boeing, McDonnell Douglas and Northrop Grumman are diversified over a number of different commercial and military programs.

Gross profit, as a percentage of sales, was 34.9% for the second quarter of 1997 compared to 32.6% in 1996. This increase was primarily the result of changes in sales mix, economies of scale resulting from sales increases and improvements in production efficiencies. The increase was partially offset by higher production costs at MechTronics, which was acquired in June 1996.

Selling, general and administrative expenses, as a percentage of sales, were 18.3% for the second quarter of 1997 compared to 20.1% in 1996. The decrease in these expenses as a percentage of sales was primarily the result of higher sales volume partially offset by an increase in related period costs.

Interest expense decreased to $194,000 in the second quarter of 1997 compared to $275,000 for 1996. The decrease in interest expense was primarily due to lower debt levels.

Income tax expense increased to $2,664,000 in the second quarter of 1997 compared to $935,000 for 1996. The increase in income tax expense was primarily due to the increase in income before taxes and an effective tax rate of 42% in 1997 compared to 28% in 1996. From a cash flow perspective, however, the Company continues to use its federal net operating loss carryforwards to offset taxable income. Cash paid for income taxes was $2,160,000 in the second quarter of 1997, compared to $568,000 in 1996.

Net income for the second quarter of 1997 was $3,680,000, or $0.46 per share, compared to $2,406,000, or $0.31 per share, in 1996.

Six Months of 1997 Compared to Six Months of 1996

Net sales increased 42% to $74,689,000 in the first six months of 1997. The increase resulted from a broad-based increase in sales in most of the Company's product lines due to improved industry conditions and new contract awards, as well as sales of $9,348,000 in the first six months of 1997 from the MechTronics acquisition completed in June 1996.

The Company had substantial sales to Lockheed Martin, Boeing, McDonnell Douglas and Northrop Grumman. During the first six months of 1997 and 1996, sales to Lockheed Martin were approximately $8,558,000 and $4,800,000, respectively; sales to Boeing were approximately $10,482,000 and $7,662,000, respectively; sales to McDonnell Douglas were approximately $5,937,000 and $5,532,000, respectively; and sales to Northrop Grumman were approximately $3,349,000 and $4,368,000, respectively. The sales to Lockheed Martin are primarily related to the Space Shuttle program. The sales relating to Boeing, McDonnell Douglas and Northrop Grumman are diversified over a number of different commercial and military programs.

At June 28, 1997, backlog believed to be firm was approximately $153,500,000 compared to $117,400,000 at June 29, 1996 and $134,500,000 at December 31,
1996. Approximately $53,000,000 of the total backlog is expected to be delivered during the second half of 1997.

Gross profit, as a percentage of sales, was 33.3% for the first six months of 1997 compared to 33.5% in 1996. This decrease was primarily the result of higher production costs at MechTronics, which was acquired in June 1996. The decrease was partially offset by changes in sales mix, economies of scale resulting from sales increases and improvements in production efficiencies.

Selling, general and administrative expenses, as a percentage of sales, were 18.2% for the first six months of 1997 compared 22.9% in 1996. The decrease in these expenses as a percentage of sales was primarily the result of higher sales volume partially offset by an increase in related period costs.

Interest expense decreased to $395,000 in the first six months of 1997 compared to $697,000 for 1996. The decrease in interest expense was primarily due to the conversion of $24,263,000 of convertible subordinated debentures during the first half of 1996 and lower debt levels.

Income tax expense increased to $4,572,000 in the first six months of 1997 compared to $1,367,000 for 1996. The increase in income tax expense was primarily due to the increase in income before taxes and an effective tax rate of 42% in 1997 compared to 28% in 1996. From a cash flow perspective, however, the Company continues to use its federal net operating loss carryforwards to offset taxable income. Cash paid for income taxes was $2,510,000 in the first six months of 1997, compared to $968,000 in 1996.

Net income for the six months of 1997 was $6,310,000, or $0.79 per share, compared to $3,516,000, or $0.51 per share, in 1996.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash flow from operating activities for the first six months ended June 28, 1997 was $4,213,000. The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 1997.

In June 1997, the Company amended its bank credit agreement to provide for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 1999. At June 28, 1997, the Company had $37,333,000 of unused lines of credit available. See Note 5 to the Notes to Consolidated Financial Statements.

The Company spent $3,329,000 on capital expenditures during the first six months of 1997 and expects to spend approximately $10,000,000 for capital expenditures in 1997. The Company plans to make substantial capital expenditures in 1997 primarily for plant, machinery and equipment to support long-term aerospace structure contracts for both commercial and military aircraft. These expenditures are expected to place the Company in a favorable competitive position among aerospace subcontractors, and to allow the Company to take advantage of the offload requirements from its customers.

Ducommun's subsidiary, Aerochem, Inc. ("Aerochem"), is a major supplier of chemical milling services for the aerospace industry. Aerochem has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its El Mirage, California facility (the "Site"). Aerochem expects to spend approximately $1 million for future investigation and corrective action at the Site, and the Company has established a provision for such costs. However, the Company's ultimate liability in connection with the Site will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the correction action.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128").
SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15, "Earnings Per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 becomes effective for the Company for the year ending December 31, 1997. Pro forma EPS for the second quarter of 1997 and 1996, and the first six months months of 1997 and 1996, assuming the application of SFAS 128 are as follows:


                                               For Three Months Ended
                                               ----------------------
                                               June 28,       June 29,
                                                   1997           1996
                                               --------       --------
           Basic earnings per share            $    .50       $    .37
           Diluted earnings per share               .46            .31

                                               For Six Months Ended
                                              ---------------------
                                              June 28,     June 29,
                                                  1997         1996
                                              --------     --------
         Basic earnings per share              $   .86       $  .60
         Diluted earnings per share                .80          .51


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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk


Inapplicable.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The 1997 annual meeting of the Company was held on May 7, 1997. At the meeting, Joseph C. Berenato, Richard J. Pearson and Arthur W. Schmutz were elected as directors of the Company to serve for three-year terms expiring at the annual meeting in 2000. In the election of directors, the shareholder vote was as follows: Joseph C. Berenato, For - 6,771,965, Abstain - 27,200; Richard
J. Pearson, For - 6,771,645, Abstain - 27,520; Arthur W. Schmutz, For - 6,770,354, Abstain - 28,811. The directors whose terms of office continued after the annual meeting are: Norman A. Barkeley, H. Frederick Christie, Robert
C. Ducommun, Kevin S. Moore and Thomas P. Mullaney.

In addition, at the annual meeting the shareholders approved two amendments to the 1994 Stock Incentive Plan. In approving an amendment of the 1994 Stock Incentive Plan to increase by 350,000 the number of shares of common stock available thereunder, the shareholder vote was as follows: For - 6,148,151, Against - 597,203, Abstain - 53,811. In approving the amendment of the 1994 Stock Incentive Plan to include nonemployee directors of the Company as eligible participants therein, the shareholder vote was as follows: For - 6,008,372, Against - 733,761, Abstain - 57,032.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     The following exhibits are filed with this report

                 10.1 Fifth Amended and Restated Loan Agreement between Ducommun Incorporated as Borrower and Bank of America National Trust and Savings Association as Bank, dated June 23, 1997

                 27       Financial Data Schedule

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


                                    DUCOMMUN INCORPORATED
                                    ---------------------
                                         (Registrant)



                              By:   /s/ James S. Heiser
                                    -------------------------------------------
                                    James S. Heiser
                                    Vice President, Chief Financial Officer
                                    and General Counsel
                                    (Duly Authorized Officer of the Registrant)



                              By:   /s/ Samuel D. Williams
                                    -------------------------------------------
                                    Samuel D. Williams
                                    Vice President and Controller
                                    (Chief Accounting Officer of the Registrant)






Date:  July 22, 1997