Form 10-Q
period 1997-09-27
DUCOMMUN INC /DE/
filed 1997-10-20
CIK 30305

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                          Commission File Number 1-8174

                              DUCOMMUN INCORPORATED
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         95-0693330
-------------------------------                         ------------------
(State or other jurisdiction of                          I.R.S. Employer
incorporation or organization)                          Identification No.


23301 South Wilmington Avenue, Carson, California             90745
-------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

                                 (310) 513-7200
      ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
      ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 27, 1997, there were outstanding 7,401,323 shares of common stock.

                              DUCOMMUN INCORPORATED

                                    FORM 10-Q

                                      INDEX


                                                                          Page
                                                                          ----
Part I. Financial Information


   Item 1.  Financial Statements

            Consolidated Balance Sheets at September 27, 1997 and
            December 31, 1996                                               3

            Consolidated Statements of Income for Three Months
            Ended September 27, 1997 and September 28, 1996                 4

            Consolidated Statements of Income for Nine Months
            Ended September 27, 1997 and September 28, 1996                 5

            Consolidated Statements of Cash Flows for Nine
            Months Ended September 27, 1997 and September 28, 1996          6

            Notes to Consolidated Financial Statements                    7 - 11

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12 - 16

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk      17

Part II. Other Information

   Item 6.  Exhibits and Reports on Form 8-K                               18

   Signatures                                                              19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                         September 27,    December 31,
                                                                             1997             1996
                                                                         -------------    ------------
ASSETS
Current Assets:
    Cash and cash equivalents                                             $    320         $    571
    Accounts receivable (less allowance for doubtful
        accounts of $178 and $206)                                          19,866           14,722
    Inventories                                                             25,956           22,595
    Deferred income taxes                                                    4,057            4,597
    Other current assets                                                     1,730            1,850
                                                                          --------         --------
           Total Current Assets                                             51,929           44,335
Property and Equipment, Net                                                 29,698           27,051
Deferred Income Taxes                                                        2,228            5,594
Excess of Cost Over Net Assets Acquired (Net of Accumulated
        Amortization of $4,511 and $3,548)                                  17,229           18,326
Other Assets                                                                   692              508
                                                                          --------         --------
                                                                          $101,776         $ 95,814
                                                                          ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt (Note 5)                            $  1,018         $  1,117
    Accounts payable                                                         9,501            8,343
    Accrued liabilities                                                     16,621           17,589
                                                                          --------         --------
           Total Current Liabilities                                        27,140           27,049
Long-Term Debt (Note 5)                                                      5,150            9,173
Other Long-Term Liabilities                                                    356              404
                                                                          --------         --------
           Total Liabilities                                                32,646           36,626
                                                                          --------         --------
Commitments and Contingencies (Note 6)
Shareholders' Equity:
    Common stock -- $.01 par value; authorized 12,500,000 shares;
        issued and outstanding 7,401,323 shares in 1997 and
        7,301,428 shares in 1996                                                74               73
    Additional paid-in capital                                              59,196           59,280
    Retained earnings (accumulated deficit)                                  9,860             (165)
                                                                          --------         --------
           Total Shareholders' Equity                                       69,130           59,188
                                                                          --------         --------
                                                                          $101,776         $ 95,814
                                                                          ========         ========

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                            For Three Months Ended
                                                        -------------------------------
                                                        September 27,     September 28,
                                                            1997              1996
                                                        -------------     -------------
Net Sales                                                 $ 40,482          $ 29,778
                                                          --------          --------
Operating Costs and Expenses:

     Cost of goods sold                                     27,721            20,245
     Selling, general and administrative expenses            6,223             5,483
                                                          --------          --------

        Total Operating Costs and Expenses                  33,944            25,728
                                                          --------          --------


Operating Income                                             6,538             4,050
Interest Expense                                              (137)             (235)
                                                          --------          --------

Income Before Taxes                                          6,401             3,815
Income Tax Expense                                          (2,686)           (1,068)
                                                          --------          --------
Net Income                                                $  3,715          $  2,747
                                                          ========          ========

Earnings Per Share:
        Primary                                           $    .47          $    .35
        Fully Diluted                                          .47               .35

Weighted Average Number of Common and
     Common Equivalent Shares Outstanding
     for Computation of Earnings Per Share:
        Primary                                              7,891             7,823
        Fully Diluted                                        7,906             7,845


See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                              For Nine Months Ended
                                                         --------------------------------
                                                         September 27,      September 28,
                                                             1997               1996
                                                         -------------      -------------
Net Sales                                                 $ 115,171          $  82,439
                                                          ---------          ---------
Operating Costs and Expenses:

     Cost of goods sold                                      77,552             55,283
     Selling, general and administrative expenses            19,804             17,526
                                                          ---------          ---------

        Total Operating Costs and Expenses                   97,356             72,809
                                                          ---------          ---------

Operating Income                                             17,815              9,630
Interest Expense                                               (532)              (932)
                                                          ---------          ---------

Income Before Taxes                                          17,283              8,698
Income Tax Expense                                           (7,258)            (2,435)
                                                          ---------          ---------

Net Income                                                $  10,025          $   6,263
                                                          =========          =========

Earnings Per Share:
        Primary                                           $    1.27          $     .92
        Fully Diluted                                          1.26                .83

Weighted Average Number of Common and
     Common Equivalent Shares Outstanding
     for Computation of Earnings Per Share:
        Primary                                               7,911              6,837
        Fully Diluted                                         7,931              7,858


See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           For Nine Months Ended
                                                                      -------------------------------
                                                                      September 27,     September 28,
                                                                          1997              1996
                                                                      -------------     -------------
Cash Flows from Operating Activities:
Net Income                                                              $ 10,025          $  6,263
Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
        Depreciation and amortization                                      3,993             3,318
        Deferred income tax provision                                      3,906             1,429
Changes in Assets and Liabilities, Net
        Accounts receivable                                               (5,144)            1,085
        Inventories                                                       (3,361)           (2,938)
        Other assets                                                          94              (274)
        Accounts payable                                                   1,158             1,917
        Accrued and other liabilities                                     (1,016)            1,148
                                                                        --------          --------
            Net Cash Provided by Operating Activities                      9,655            11,948
                                                                        --------          --------


Cash Flows from Investing Activities:
Purchase of Property and Equipment                                        (5,701)           (4,390)
Acquisition of MechTronics                                                    --            (8,000)
                                                                        --------          --------
            Net Cash Used in Investing Activities                         (5,701)          (12,390)
                                                                        --------          --------

Cash Flows from Financing Activities:
Net Borrowings (Repayments) of Long-Term Debt                             (4,122)              736
Cash Premium for Conversion of Convertible Subordinated
      Debentures                                                              --              (609)
Other                                                                        (83)              (17)
                                                                        --------          --------
            Net Cash (Used in) Provided by Financing Activities           (4,205)              110
                                                                        --------          --------

Net Decrease in Cash and Cash Equivalents                                   (251)             (332)
Cash and Cash Equivalents at Beginning of Period                             571               371
                                                                        --------          --------
Cash and Cash Equivalents at End of Period                              $    320          $     39
                                                                        ========          ========

Supplemental Disclosures of Cash Flows Information:

Interest Expense Paid                                                   $    601          $  1,272
Income Taxes Paid                                                       $  3,721          $  1,327

Supplementary Information for Non-Cash Financing Activities:

During the first nine months of 1996, the Company issued 2,417,205 new shares of common stock upon conversion of $24,263,000 of its outstanding 7.75% convertible subordinated debentures


See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months and nine months ended September 27, 1997 and September 28, 1996. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1996.

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

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
         COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES
                    (In thousands, except per share amounts)

                                                  For Three Months Ended
                                               ----------------------------
                                               September 27,   September 28,
                                                   1997            1996
                                               -------------   -------------
 Net Income for Computation of
     Primary Earnings Per Share                   $3,715         $2,747
 Net Income for Computation of
     Fully Diluted Earnings Per Share              3,715          2,747

 Applicable Shares:
    Weighted Average Common Shares
       Outstanding for Computation of
       Primary Earnings Per Share                  7,353          7,295
    Weighted Average Common Equivalent
       Shares Arising From Stock options:
           Primary                                   538            528
           Fully diluted                             553            550

 Weighted Average Common and Common
     Equivalent Shares Outstanding for
     Computation of Fully Diluted
     Earnings Per Share                            7,906          7,845

 Earnings Per Share:
     Primary                                      $  .47         $  .35
     Fully diluted                                   .47            .35

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
         COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES
                    (In thousands, except per share amounts)

                                                                       For Nine Months Ended
                                                                  ------------------------------
                                                                  September 27,    September 28,
                                                                      1997             1996
                                                                  -------------    -------------
             Income for Computation of Primary
                 Earnings Per Share                                  $10,025         $ 6,263
             Interest, Net of Income Taxes,
                 Relating to 7.75% Convertible
                 Subordinated Debentures                                  --             222
             Net Income for Computation of
                 Primary Earnings Per Share                           10,025           6,263
             Net Income for Computation of
                 Fully Diluted Earnings Per Share                     10,025           6,485

             Applicable Shares:
                Weighted Average Common Shares
                   Outstanding for Computation of
                   Primary Earnings Per Share                          7,327           6,350
                Weighted Average Common Equivalent
                   Shares Arising From:
                   7.75% convertible subordinated debentures              --             958
                   Stock options:
                       Primary                                           584             487
                       Fully diluted                                     604             550

             Weighted Average Common and Common
                 Equivalent Shares Outstanding for
                 Computation of Fully Diluted
                 Earnings Per Share                                    7,931           7,858

             Earnings Per Share:
                 Primary                                             $  1.27         $   .92
                 Fully diluted                                          1.26             .83


         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15, "Earnings Per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 becomes effective for the Company for the year ending December 31, 1997. Pro forma EPS for the third quarter of 1997 and 1996, and the first nine months of 1997 and 1996, assuming the application of SFAS 128 are as follows:


                                             For Three Months Ended
                                           ----------------------------
                                           September 27,  September 28,
                                                1997          1996
                                           -------------  -------------
         Basic earnings per share               $.51          $.38
         Diluted earnings per share              .47           .35



                                                For Nine Months Ended
                                            ----------------------------
                                            September 27,  September 28,
                                                1997          1996
                                            -------------  -------------
         Basic earnings per share              $1.37          $.99
         Diluted earnings per share             1.27           .83




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

Note 5.  Long-term debt is summarized as follows:


                                                     (In thousands)
                                              ----------------------------
                                              September 27,   December 31,
                                                   1997           1996
                                              -------------   ------------
Bank credit agreement                            $    --         $ 4,000
Term and real estate loans                         5,390           5,294
Promissory notes related to acquisitions             778             996
                                                 -------         -------

  Total debt                                       6,168          10,290
Less current portion                               1,018           1,117
                                                 -------         -------

   Total long-term debt                          $ 5,150         $ 9,173
                                                 =======         =======

           The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 1999. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (8.50% at September 27, 1997) minus 0.25%. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (1.00% at September 27, 1997). At September 27, 1997, the Company had $39,658,000 of unused lines of credit, after deducting $342,000 for an outstanding standby letter of credit which supports the estimated post-closure maintenance cost of a former surface impoundment. The credit agreement includes fixed charge coverage and maximum leverage ratios, and limitations on future dividend payments and outside indebtedness.

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

RESULTS OF OPERATIONS

Third Quarter of 1997 Compared to Third Quarter of 1996
-------------------------------------------------------

Net sales increased 36% to $40,482,000 in the third quarter of 1997. The increase resulted from a broad-based increase in sales in most of the Company's product lines due to improved industry conditions and new contract awards.

The Company had substantial sales to Boeing, Lockheed Martin and Northrop Grumman. During the third quarter of 1997 and 1996, sales to Boeing were approximately $13,653,000 and $6,470,000, respectively; sales to Lockheed Martin were approximately $4,643,000 and $3,164,000, respectively; and sales to Northrop Grumman were approximately $1,969,000 and $1,873,000, respectively. The sales relating to Lockheed Martin, Boeing and Northrop Grumman are diversified over a number of different commercial, military and space programs.

Gross profit, as a percentage of sales, was 31.5% for the third quarter of 1997 compared to 32.0% in 1996. This decrease was primarily the result of changes in sales mix and higher production costs. The decrease was partially offset by economies of scale resulting from sales increases.

Selling, general and administrative expenses, as a percentage of sales, were 15.4% for the third quarter of 1997 compared to 18.4% in 1996. The decrease in these expenses as a percentage of sales was primarily the result of higher sales volume partially offset by an increase in related period costs.

Interest expense decreased to $137,000 in the third quarter of 1997 compared to $235,000 for 1996. The decrease in interest expense was primarily due to lower debt levels.

Income tax expense increased to $2,686,000 in the third quarter of 1997 compared to $1,068,000 for 1996. The increase in income tax expense was primarily due to the increase in income before taxes and an effective tax rate of 42% in 1997 compared to 28% in 1996. From a cash flow perspective, however, the Company continues to use its federal net operating loss carryforwards to offset taxable income. Cash paid for income taxes was $1,211,000 in the third quarter of 1997, compared to $360,000 in 1996.

Net income for the third quarter of 1997 was $3,715,000, or $0.47 per share, compared to $2,747,000, or $0.35 per share, in 1996.

Nine Months of 1997 Compared to Nine Months of 1996
---------------------------------------------------

Net sales increased 40% to $115,171,000 in the first nine months of 1997. The increase resulted from a broad-based increase in sales in most of the Company's product lines due to improved industry conditions and new contract awards, as well as sales of $15,363,000 in the first nine months of 1997 compared to $4,783,000 in the first nine months of 1996 from the MechTronics acquisition completed in June 1996.

The Company had substantial sales to Boeing, Lockheed Martin and Northrop Grumman. During the first nine months of 1997 and 1996, sales to Boeing were approximately $30,072,000 and $19,664,000, respectively; sales to Lockheed Martin were approximately $13,201,000 and $7,964,000, respectively; and sales to Northrop Grumman were approximately $5,318,000 and $6,241,000, respectively. The sales relating to Lockheed Martin, Boeing and Northrop Grumman are diversified over a number of different commercial, military and space programs.

At September 27, 1997, backlog believed to be firm was approximately $166,100,000 compared to $129,800,000 at September 28, 1996 and $134,500,000 at
December 31, 1996. Approximately $39,000,000 of the total backlog is expected to be delivered during the fourth quarter of 1997.

Gross profit, as a percentage of sales, was 32.7% for the first nine months of 1997 compared to 32.9% in 1996. This decrease was primarily the result of changes in sales mix and higher production costs. The decrease was partially offset by economies of scale resulting from sales increases.

Selling, general and administrative expenses, as a percentage of sales, were 17.2% for the first nine months of 1997 compared 21.3% in 1996. The decrease in these expenses as a percentage of sales was primarily the result of higher sales volume partially offset by an increase in related period costs.

Interest expense decreased to $532,000 in the first nine months of 1997 compared to $932,000 for 1996. The decrease in interest expense was primarily due to the conversion of $24,263,000 of convertible subordinated debentures during the first half of 1996 and lower debt levels.

Income tax expense increased to $7,258,000 in the first nine months of 1997 compared to $2,435,000 for 1996. The increase in income tax expense was primarily due to the increase in income before taxes and an effective tax rate of 42% in 1997 compared to 28% in 1996. From a cash flow perspective, however, the Company continues to use its federal net operating loss carryforwards to offset taxable income. Cash paid for income taxes was $3,721,000 in the first nine months of 1997, compared to $1,327,000 in 1996.

Net income for the nine months of 1997 was $10,025,000, or $1.26 per share, compared to $6,263,000, or $0.83 per share, in 1996.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash flow from operating activities for the first nine months ended September 27, 1997 was $9,655,000. The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 1997.

The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 1999. At September 27, 1997, the Company had $39,658,000 of unused lines of credit available.
See Note 5 to the Notes to Consolidated Financial Statements.

The Company spent $5,701,000 on capital expenditures during the first nine months of 1997 and expects to spend approximately $8,000,000 for capital expenditures in 1997. The Company plans to make substantial capital expenditures in 1997 primarily for plant, machinery and equipment to support long-term aerospace structure contracts for both commercial and military aircraft. These expenditures are expected to place the Company in a favorable competitive position among aerospace subcontractors, and to allow the Company to take advantage of the offload requirements from its customers.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15, "Earnings Per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 becomes effective for the Company for the year ending December 31, 1997. Pro forma EPS for the third quarter of 1997 and 1996, and the first nine months months of 1997 and 1996, assuming the application of SFAS 128 are as follows:

                                                For Three Months Ended
                                           --------------------------------
                                            September 27,      September 28,
                                                1997               1996
                                            -------------      -------------
Basic earnings per share                        $.51               $.38
Diluted earnings per share                       .47                .35


                                                 For Nine Months Ended
                                            --------------------------------
                                            September 27,      September 28,
                                                 1997              1996
                                            -------------      -------------
Basic earnings per share                        $1.37              $.99
Diluted earnings per share                       1.27               .83

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


                                            DUCOMMUN INCORPORATED
                                            (Registrant)



                                            By:  /s/ James S. Heiser
                                                --------------------------------
                                                James S. Heiser
                                                Vice President, Chief Financial
                                                Officer and General Counsel
                                                (Duly Authorized Officer of the
                                                Registrant)


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


Date: October 20, 1997