Form 10-K405
period 1997-12-31
DUCOMMUN INC /DE/
filed 1998-03-03
CIK 30305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X]                 ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

  [ ]               TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 1-8174

                              DUCOMMUN INCORPORATED
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                95-0693330
------------------------------                               ------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

23301 South Wilmington Avenue, Carson, California                       90745
---------------------------------------------------                   ----------
     (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (310) 513-7200

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
      Title of each class                               which registered
--------------------------------                  ------------------------------
Common Stock, $.01 par value                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES  X   NO
                                           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $186 million as of January 31, 1998.

The number of shares of common stock outstanding on January 31, 1998 was 7,462,399.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

        (a) Annual Report to Shareholders (the "1997 Annual Report") for the year ended December 31, 1997, incorporated partially in Part I and Part II hereof (see Exhibit 13), and

        (b) Proxy Statement for the 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement"), incorporated partially in Part III hereof.


                   FORWARD-LOOKING STATEMENTS AND RISK FACTORS

        Certain statements in the Form 10-K and documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any such forward-looking statements involve risks and uncertainties. The Company's future financial results could differ materially from those anticipated due to the Company's dependence on conditions in the airline industry, the level of new commercial aircraft orders, the production rate for the Space Shuttle program, the level of defense spending, competitive pricing pressures, technology and product development risks and uncertainties, product performance, risks associated with acquisitions and dispositions of businesses by the Company, increasing consolidation of customers and suppliers in the aerospace industry, and other factors beyond the Company's control.

                                     PART I

ITEM 1.      BUSINESS

        During 1997, Ducommun Incorporated ("Ducommun"), through its subsidiaries (collectively, the "Company"), manufactured components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. Domestic commercial aircraft programs include the Boeing 717, 737, 747, 757, 767 and 777, and the MD-11 and MD-80/90. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340, Bombardier Business and Regional Jets and Dash 8. Major military aircraft programs include the Boeing C-17, F-15 and F-18, Lockheed Martin F-16 and C-130, various Sikorsky, Bell and Boeing helicopter programs, and advanced development programs. The Company is a subcontractor to Lockheed Martin on the Space Shuttle external tank and a supplier of components for the Space Shuttle Orbitor, as well as for Space Station Freedom. The Company manufactures components for Atlas/Centaur, X-33, Delta and Titan expendable launch vehicles, Kistler K-1 reusable launch vehicles, and various telecommunications satellites. Through its 3dbm, Inc. ("3dbm") subsidiary, the Company also sells products for the wireless telecommunications industry.

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

AHF-Ducommun Incorporated

        AHF-Ducommun Incorporated ("AHF"), another Ducommun subsidiary, supplies aircraft and aerospace prime contractors with engineering, manufacturing and testing of complex components using stretch forming and thermal forming processes and computer- controlled machining. Stretch forming is a process for manufacturing large, complex structural shapes primarily from aluminum sheet metal extrusions. AHF has some of the largest and most sophisticated stretch forming presses in the United States. Thermal forming is a metal working process conducted at high temperature for manufacturing close tolerance titanium components. AHF designs and manufactures the tooling required for the production of parts in both forming processes. Certain components manufactured by AHF are machined with precision milling equipment designed and constructed by AHF. AHF also employs computer-aided design/manufacturing systems with three 5-axis gantry profile milling machines and three 5-axis numerically-controlled routers to provide computer-controlled machining and inspection of complex parts up to 100 feet long.

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

Brice Manufacturing Company, Inc.

        Brice Manufacturing Company, Inc. ("Brice"), a subsidiary of Ducommun, is an after-market supplier of aircraft seating products to many of the world's largest commercial airlines. Products supplied by Brice include plastic and metal seat parts, overhauled and refurbished seats, components for installation of in-flight entertainment equipment, and other cabin interior components for commercial aircraft. Management believes that Brice is the largest company in the United States supplying airline seating and other cabin interior components exclusively for the after-market.

        During 1998, Brice expects to introduce an original equipment manufacture ("OEM") 16G aircraft seat. This new aircraft seat represents Brice's first major OEM product.

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

        Jay-El Products develops, designs and manufactures microwave switches, filters and other components used principally on commercial and military aircraft and telecommunications satellites. Jay-El Products also has developed several new products that apply its existing microwave technology to nonaerospace markets, including the wireless telecommunications industry.

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

3dbm, Inc.

        Ducommun's 3dbm, Inc. ("3dbm") subsidiary develops, designs and manufactures high-power base stations, expanders, repeaters, microcells and other wireless telecommunications equipment used in cellular telephone networks and other wireless communications applications. 3dbm also designs and manufactures on a limited basis microwave components and subsystems for both military and commercial customers.

        During 1998, 3dbm expects to introduce a time division multiple access ("TDMA") digital high-power base station. This TDMA base station will be 3dbm's first digital wireless communications product.

Defense and Space Programs

        A major portion of sales is derived from United States government defense programs and space programs. Approximately 31 percent of 1997 sales were related to defense programs and approximately 10 percent of 1997 sales were related to space programs. These programs could be adversely affected by reductions in defense spending and other government budgetary pressures which would result in reductions, delays or stretch-outs of existing and future programs. In addition, many of the Company's contracts covering defense and space programs are subject to termination at the convenience of the customer (as well as for default). In the event of termination for convenience, the customer generally is required to pay the costs incurred by the Company and certain other fees through the date of termination.

Commercial Programs

        Approximately 59 percent of 1997 sales were related to commercial aircraft programs, and nonaerospace commercial applications. The Company's commercial sales depend substantially on aircraft manufacturer's production rates, which in turn depend upon deliveries of new aircraft. Deliveries of new aircraft by aircraft manufacturers are dependent on the financial capacity of the airlines and leasing companies to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft.

Major Customers

        The Company had substantial sales to Boeing, Lockheed Martin and Northrop Grumman. During 1997, sales to Boeing were $36,375,000, or 23.1% of total sales; sales to Lockheed Martin were $17,455,000, or 11.1% of total sales; and sales to Northrop Grumman were $6,568,000, or 4.2% of total sales. Sales to Boeing, Lockheed Martin and Northrop Grumman are diversified over a number of different commercial, military and space programs.

Competition

        The Company competes with various companies, some of which are substantially larger and have greater financial, technical and personnel resources. The Company's ability to compete depends on the quality of goods and services, competitive pricing and the ability to solve specific customer problems.

Backlog

        At December 31, 1997, backlog believed to be firm was approximately $155,700,000, compared to $134,500,000 at December 31, 1996. Approximately $100,000,000 of total backlog is expected to be delivered during 1998.

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

        The Aerochem facility located in El Mirage, California has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination. Based upon currently available information, the Company has established a provision for the cost of such investigation and corrective action. Aerochem expects to spend approximately $1 million for future investigation and corrective action for groundwater contamination at its El Mirage location. However, the Company's ultimate liability in connection with the contamination will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the corrective action.

        Ducommun's other subsidiaries are also subject to environmental laws and regulations. However, the quantities of hazardous materials handled, hazardous wastes generated and air emissions released by these subsidiaries are relatively small.

        The Company anticipates that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain its environmental compliance efforts. The

Company does not expect to spend a material amount on capital expenditures for environmental compliance during 1998.

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

Employees

        At December 31, 1997, the Company employed 1,291 persons.

Business Segment Information

        The Company operates principally in only one business segment.

Information About Foreign and Domestic Operations and Export Sales

        In 1997, 1996 and 1995, foreign sales to manufacturers worldwide were $29,978,000, $21,155,000 and $23,497,000, respectively.

        The amounts of revenue, profitability and identifiable assets attributable to foreign operations are not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 1997, 1996 and 1995. Canada is the only foreign country in which the Company had sales of 4% or more of total sales, with sales of $7,950,000, $4,906,000 and $4,518,000 in 1997, 1996 and 1995, respectively.

        The Company is not subject to any foreign currency risks since all sales are made in United States dollars.

ITEM 2. PROPERTIES

        The Company occupies approximately 16 facilities with a total office and manufacturing area of over 812,000 square feet, including both owned and leased properties. At December 31, 1997, facilities which were in excess of 60,000 square feet each were occupied as follows:

                                                      Square       Expiration
Location                          Company              Feet         of Lease
------------------------     -------------------     ----------    ------------
El Mirage, California        Aerochem                  74,300         Owned
Orange, California           Aerochem                  76,200         Owned
Carson, California           AHF-Ducommun              65,000          1999
Carson, California           AHF-Ducommun             108,000         Owned
Carson, California           Jay-El Products          117,000          2002
Phoenix, Arizona             MechTronics               90,900          2006

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        The information under the caption "Quarterly Common Stock Price Information" on page 17 of the 1997 Annual Report is incorporated herein by reference. No dividends were paid during 1996 or 1997 (see Exhibit 13).

ITEM 6. SELECTED FINANCIAL DATA

        The information under the caption "Selected Financial Data" appearing on page 17 of the 1997 Annual Report is incorporated herein by reference (see
Exhibit 13).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 18 through 20 of the 1997 Annual Report is incorporated herein by reference (see Exhibit
13).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Shareholders' Equity," and "Notes to Consolidated Financial Statements," together with the report thereon of Price Waterhouse LLP dated February 13, 1998, appearing on pages 21 through 32 of the 1997 Annual Report are incorporated herein by reference (see Exhibit 13).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

        The information under the caption "Election of Directors" in the 1998 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

        The following table sets forth the names and ages of all executive officers of the Company (including subsidiary presidents), all positions and offices held with the Company and brief accounts of business experience during the past five years. Executive officers do not serve for any specified terms, but are typically elected annually by the Board of Directors of the Company or, in the case of subsidiary presidents, by the Board of Directors of the respective subsidiaries.

                                   Positions and Offices               Other Business
                                     Held With Company                   Experience
        Name (Age)                     (Year Elected)                (Past Five Years)
----------------------------    -----------------------------    ---------------------------
Norman A. Barkeley (68)         Chairman of the Board (1989)     Chief Executive Officer
                                                                 (1988-1996) and President
                                                                 (1988-1995)

Joseph C. Berenato (51)         President  (1996)  and Chief     Executive Vice President
                                Executive Officer (1997)         (1995), Chief Operating
                                                                 Officer (1995-1996), and
                                                                 Chief Financial Officer
                                                                 (1991-1996) of the Company

James S. Heiser (41)            Vice President (1990),                      --
                                Chief Financial Officer
                                (1996), General Counsel
                                (1988), Secretary (1987),
                                and Treasurer (1995)

                                   Positions and Offices               Other Business
                                     Held With Company                   Experience
Name (Age)                             (Year Elected)                (Past Five Years)
----------------------------    -----------------------------    ---------------------------
Kenneth R. Pearson (62)         Vice President-Human                       --
                                Resources (1988)

Samuel D. Williams (49)         Vice President (1991) and                  --
                                Controller (1988)


Robert A. Borlet (57)           President of Jay El                         --
                                Products, Inc. (1988)

Paul L. Graham (53)             President of 3dbm, Inc.          President of Dynatech
                                (1995)                           Microwave Technology,
                                                                 Inc. (1992-1994)

Bruce J. Greenbaum (42)         President of Brice               President and/or General
                                Manufacturing Company, Inc.      Manager of Brice during
                                (1994)                           five years prior to
                                                                 acquisition by Ducommun

Robert B. Hahn (54)             President of MechTronics of      President of Aerochem,
                                Arizona Corp. (1997)             Inc. (1987-1997)

Robert L. Hansen (44)           President, AHF-Ducommun                     --
                                Incorporated (1989)


ITEM 11.     EXECUTIVE COMPENSATION

        The information under the caption "Compensation of Executive Officers" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption "Election of Directors" contained in the paragraph immediately following the table in the 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

        (a)  1.   Financial Statements

             The following consolidated financial statements of Ducommun Incorporated and subsidiaries, included in the 1997 Annual Report, are incorporated by reference in Item 8 of this report. Page numbers refer to the 1997 Annual Report:

                                                                                     Page
                                                                                     ----
             Consolidated Statements of Income - Years ended December 31,              21
             1997, 1996 and 1995

             Consolidated Balance Sheets - December 31, 1997 and 1996                  22

             Consolidated Statements of Cash Flows - Years ended December 31,          23
             1997, 1996 and 1995

             Consolidated Statements of Changes in Shareholders' Equity - Years        24
             Ended December 31, 1997, 1996 and 1995

             Notes to Consolidated Financial Statements                              25-31

             Report of Independent Accountants                                         32

             2.   Financial Statement Schedule

             The following schedule for the years ended December 31, 1997, 1996 and 1995 is filed herewith:

             Schedule VIII - Valuation and Qualifying Accounts and Reserves

             All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

        (b)  Reports on Form 8-K

             During the last quarter of 1997, no reports on Form 8-K were filed.

        (c)  Exhibits

               3.1 Restated Certificate of Incorporation filed with the Delaware
             Secretary of State on May 29, 1990. Incorporated by reference to
             Exhibit 3.1 to Form 10-K for the year ended December 31, 1990.

               3.2 Bylaws as amended and restated on October 19, 1996.
             Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 1996.

               4.1 Fifth Amended and Restated Loan Agreement between Ducommun
             Incorporated, as Borrower, and Bank of America National Trust and Savings Association, as Bank, dated June 23, 1997. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 28, 1997.

               4.2 First Amendment to Fifth Amended and Restated Loan Agreement
             between Ducommun Incorporated, as Borrower, and Bank of America National Trust and Savings Association, as Bank, dated as of October 1, 1997.

               4.3 Conversion Agreement dated July 22, 1992 between Ducommun and the holders of the 9% Convertible Subordinated Notes due 1998. Incorporated by reference to Exhibit 1 to Form 8-K dated July 29, 1992.

           * 10.1 1981 Stock Incentive Plan as amended and restated March 21, 1990. Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1989.

           * 10.2 1990 Stock Option Plan. Incorporated by reference to Exhibit
             10.4 to Form 10-K for the year ended December 31, 1990.

           * 10.3 1994 Stock Incentive Plan, as amended May 7, 1997.

           * 10.4 Form of Nonqualified Stock Option Agreement for employees under the 1994 Stock Incentive Plan, the 1990 Stock Option Plan and the 1981 Stock Incentive Plan. Incorporated by reference to Exhibit
             10.5 to Form 10-K for the year ended December 31, 1990.

           * 10.5 Form of Incentive Stock Option Agreement under the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1996.

             10.6 Form of Nonqualified Stock Option Agreement for nonemployee directors under the 1994 Stock Incentive Plan.

           * 10.7 Form of Key Executive Severance Agreement entered with ten current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1989. All of the

             Key Executive Severance Agreements are identical except for the name of the executive officer and the date of the Agreement:

                      Executive Officer            Date of Agreement
                      -----------------            -----------------
                      Norman A. Barkeley           January 2, 1997
                      Joseph C. Berenato           November 4, 1991
                      Robert A. Borlet             July 27, 1988
                      Paul L. Graham               April 6, 1995
                      Bruce J. Greenbaum           December 6, 1995
                      Robert B. Hahn               July 27, 1988
                      Robert L. Hansen             May 5, 1993
                      James S. Heiser              July 27, 1988
                      Kenneth R. Pearson           July 27, 1988
                      Samuel D. Williams           June 21, 1989

           * 10.8 Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

                      Director/Officer             Date of Agreement
                      ----------------             -----------------
                      Norman A. Barkeley           July 29, 1987
                      Joseph C. Berenato           November 4, 1991
                      James S. Heiser              May 6, 1987
                      Kenneth R. Pearson           July 27, 1988
                      Samuel D. Williams           November 11, 1988
                      H. Frederick Christie        October 23, 1985
                      Robert C. Ducommun           December 31, 1985
                      Kevin S. Moore               October 15, 1994
                      Thomas P. Mullaney           April 8, 1987
                      Richard J. Pearson           October 23, 1985
                      Arthur W. Schmutz            December 31, 1985

           * 10.9 Description of 1998 Executive Officer Bonus Arrangement.

           * 10.10 Directors' Deferred Compensation and Retirement Plan, as amended October 29, 1993. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1993.

           * 10.11 Ducommun Incorporated Executive Retirement Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

           * 10.12 Ducommun Incorporated Executive Compensation Deferral Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 3, 1993.

           * 10.13 Ducommun Incorporated Executive Compensation Deferral Plan No. 2 dated October 15, 1994. Incorporated by reference to Exhibit
             10.12 to Form 10-K for the year ended December 31, 1994.

             11 Reconciliation of the Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

             13 1997 Annual Report to Shareholders (not deemed to be filed except as previously incorporated by reference).

             21 Subsidiaries of Registrant

             23 Consent of Price Waterhouse LLP

             27 Financial Data Schedule

----------

      * Indicates an executive compensation plan or arrangement.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DUCOMMUN INCORPORATED



Date:  February 27, 1998             By:   /s/  Joseph C. Berenato
                                           -------------------------------------
                                           Joseph C. Berenato
                                           President and Chief Executive Officer


        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  February 27, 1998             By:   /s/  Joseph C. Berenato
                                           -------------------------------------
                                           Joseph C. Berenato
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  February 27, 1998             By:   /s/  James S. Heiser
                                           -------------------------------------
                                           James S. Heiser
                                           Vice President, Chief Financial
                                           Officer, General Counsel, Secretary
                                           and Treasurer
                                           (Principal Financial Officer)



Date:  February 27, 1998             By:   /s/  Samuel D. Williams
                                           -------------------------------------
                                           Samuel D. Williams
                                           Vice President, Controller and
                                           Assistant Treasurer
                                           (Principal Accounting Officer)

                                    DIRECTORS



By:     /s/  Norman A. Barkeley              Date        February 27, 1998
        -----------------------------                ---------------------------
             Norman A. Barkeley


By:     /s/  Joseph C. Berenato              Date        February 27, 1998
        -----------------------------                ---------------------------
             Joseph C. Berenato


By:     /s/  H. Frederick Christie           Date        February 27, 1998
        -----------------------------                ---------------------------
             H. Frederick Christie


By:     /s/  Robert C. Ducommun              Date        February 27, 1998
        -----------------------------                ---------------------------
             Robert C. Ducommun


By:     /s/  Kevin S. Moore                  Date        February 27, 1998
        -----------------------------                ---------------------------
             Kevin S. Moore


By:     /s/  Thomas P. Mullaney              Date        February 27, 1998
        -----------------------------                ---------------------------
             Thomas P. Mullaney


By:     /s/  Richard J. Pearson              Date        February 27, 1998
        -----------------------------                ---------------------------
             Richard J. Pearson


By:     /s/  Arthur W. Schmutz               Date        February 27, 1998
        -----------------------------                ---------------------------
             Arthur W. Schmutz

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors
of Ducommun Incorporated


Our audits of the consolidated financial statements referred to in our report dated February 13, 1998 appearing on page 32 of the 1997 Annual Report to Shareholders of Ducommun Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP

Los Angeles, California
February 13, 1998

                              DUCOMMUN INCORPORATED
                                AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                   SCHEDULE VIII

       Column A             Column B                  Column C                Column D         Column E
-----------------------   --------------    -----------------------------   --------------    -----------
                                                     Additions
                                            -----------------------------
                            Balance at       Charged to      Charged to                         Balance
                            Beginning        Costs and        Other                            at End of
     Description            of Period         Expenses       Accounts         Deductions         Period
-----------------------   --------------    -----------    --------------   --------------    -----------
                                  FOR THE YEAR ENDED DECEMBER 31, 1997

Allowance for
  Doubtful Accounts       $  206,000        $  290,000     $     -          $  137,000(b)     $  359,000


                                  FOR THE YEAR ENDED DECEMBER 31, 1996

Allowance for
  Doubtful Accounts       $  366,000        $   28,000     $     -          $  188,000(b)     $  206,000

Deferred Tax Assets
  Valuation Allowance     $2,433,000        $      -       $     -          $  665,000(d)     $    -
                                                                            $1,768,000(e)


                                  FOR THE YEAR ENDED DECEMBER 31, 1995

Allowance for
  Doubtful Accounts       $  182,000        $  216,000     $   13,000(a)    $   45,000(b)     $  366,000

Deferred Tax Assets
  Valuation Allowance     $5,150,000        $      -       $     -          $2,717,000(c)     $2,433,000




(a)   Collections on previously written off accounts.

(b)   Write-offs on uncollectible accounts.

(c) Change in valuation allowance due to reevaluation of realizability of future income tax benefit occasioned by the acquisition of 3dbm.

(d) Change in valuation allowance due to reevaluation of realizability of future income tax benefit occasioned by the acquisition of MechTronics.

(e) Change in valuation allowance due to reevaluation of realizability of future income tax benefit.

                                EXHIBIT INDEX


        3.1 Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 29, 1990. Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 1990.

        3.2 Bylaws as amended and restated on October 19, 1996. Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 1996.

        4.1 Fifth Amended and Restated Loan Agreement between Ducommun Incorporated, as Borrower, and Bank of America National Trust and Savings Association, as Bank, dated June 23, 1997. Incorporated by reference to Exhibit
10.1 to Form 10-Q for the quarter ended June 28, 1997.

        4.2 First Amendment to Fifth Amended and Restated Loan Agreement between Ducommun Incorporated, as Borrower, and Bank of America National Trust and Savings Association, as Bank, dated as of October 1, 1997.

        4.3 Conversion Agreement dated July 22, 1992 between Ducommun and the holders of the 9% Convertible Subordinated Notes due 1998. Incorporated by reference to Exhibit 1 to Form 8-K dated July 29, 1992.

        * 10.1 1981 Stock Incentive Plan as amended and restated March 21, 1990. Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1989.

        * 10.2 1990 Stock Option Plan. Incorporated by reference to Exhibit
10.4 to Form 10-K for the year ended December 31, 1990.

        * 10.3 1994 Stock Incentive Plan, as amended May 7, 1997.

        * 10.4 Form of Nonqualified Stock Option Agreement for employees under the 1994 Stock Incentive Plan, the 1990 Stock Option Plan and the 1981 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1990.

        * 10.5 Form of Incentive Stock Option Agreement under the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1996.

        10.6 Form of Nonqualified Stock Option Agreement for nonemployee directors under the 1994 Stock Incentive Plan.

        * 10.7 Form of Key Executive Severance Agreement entered with ten current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1989. All of the

        Key Executive Severance Agreements are identical except for the name of the executive officer and the date of the Agreement:

                      Executive Officer            Date of Agreement
                      -----------------            -----------------
                      Norman A. Barkeley           January 2, 1997
                      Joseph C. Berenato           November 4, 1991
                      Robert A. Borlet             July 27, 1988
                      Paul L. Graham               April 6, 1995
                      Bruce J. Greenbaum           December 6, 1995
                      Robert B. Hahn               July 27, 1988
                      Robert L. Hansen             May 5, 1993
                      James S. Heiser              July 27, 1988
                      Kenneth R. Pearson           July 27, 1988
                      Samuel D. Williams           June 21, 1989

        * 10.8 Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form
10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the
Agreement:

                      Director/Officer             Date of Agreement
                      ----------------             -----------------
                      Norman A. Barkeley           July 29, 1987
                      Joseph C. Berenato           November 4, 1991
                      James S. Heiser              May 6, 1987
                      Kenneth R. Pearson           July 27, 1988
                      Samuel D. Williams           November 11, 1988
                      H. Frederick Christie        October 23, 1985
                      Robert C. Ducommun           December 31, 1985
                      Kevin S. Moore               October 15, 1994
                      Thomas P. Mullaney           April 8, 1987
                      Richard J. Pearson           October 23, 1985
                      Arthur W. Schmutz            December 31, 1985

        * 10.9 Description of 1998 Executive Officer Bonus Arrangement.

        * 10.10 Directors' Deferred Compensation and Retirement Plan, as amended October 29, 1993. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1993.

        * 10.11 Ducommun Incorporated Executive Retirement Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

        * 10.12 Ducommun Incorporated Executive Compensation Deferral Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 3, 1993.

        * 10.13 Ducommun Incorporated Executive Compensation Deferral Plan No. 2 dated October 15, 1994. Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 1994.

        11 Reconciliation of the Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

        13 1997 Annual Report to Shareholders (not deemed to be filed except as previously incorporated by reference).

        21 Subsidiaries of Registrant

        23 Consent of Price Waterhouse LLP

        27 Financial Data Schedule

----------

      * Indicates an executive compensation plan or arrangement.