Form 10-Q
period 1998-04-04
DUCOMMUN INC /DE/
filed 1998-04-28
CIK 30305

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                          Commission File Number 1-8174

                              DUCOMMUN INCORPORATED
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       95-0693330
-------------------------------------            -------------------------------
  (State or other jurisdiction of                         I.R.S. Employer
   incorporation or organization)                        Identification No.

      111 West Ocean Boulevard, Suite 900, Long Beach, California    90802
  ----------------------------------------------------------------------------
               (Address of principal executive offices)            (Zip Code)

                                 (562) 624-0800
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

              23301 S. Wilmington Avenue, Carson, California 90745
     ---------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  [X]                No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 4, 1998, there were outstanding 7,469,768 shares of common stock.

                              DUCOMMUN INCORPORATED
                                    FORM 10-Q
                                      INDEX

                                                                                 Page
                                                                                 ----
Part I.   Financial Information

   Item 1.        Financial Statements

                  Consolidated  Balance Sheets at April 4, 1998 and
                  December 31, 1997                                                2

                  Consolidated Statements of Income for Three Months
                  Ended April 4, 1998 and March 29, 1997                           3

                  Consolidated Statements of Cash Flows for Three
                  Months Ended April 4, 1998 and March 29, 1997                    4

                  Notes to Consolidated Financial Statements                     5 - 6

   Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            7 - 9

   Item 3.        Quantitative and Qualitative Disclosure About Market Risk       10

Part II.  Other Information

   Item 6.        Exhibits and Reports on Form 8-K                                11

   Signatures                                                                     12

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                               April 4,    December 31,
                                                                                  1998            1997
                                                                        ----------------  --------------
ASSETS
Current Assets:
   Cash and cash equivalents                                            $         3,418   $       2,156
   Accounts receivable (less allowance for doubtful
      accounts of $190 and $359)                                                 18,598          19,189
   Inventories                                                                   23,793          24,604
   Deferred income taxes                                                          4,466           4,612
   Prepaid income taxes                                                             877           2,877
   Other current assets                                                           2,783           2,053
                                                                        ----------------  --------------
        Total Current Assets                                                     53,935          55,491
Property and Equipment, Net                                                      34,476          30,594
Deferred Income Taxes                                                               380             380
Excess of Cost Over Net Assets Acquired (Net of Accumulated
      Amortization of $5,153 and $4,832)                                         16,587          16,907
Other Assets                                                                      1,096             869
                                                                        ----------------  --------------
                                                                        $       106,474   $     104,241
                                                                        ================  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt (Note 4)                           $           809   $         919
   Accounts payable                                                               9,066           9,024
   Accrued liabilities                                                           14,247          15,366
                                                                        ----------------  --------------
        Total Current Liabilities                                                24,122          25,309
Long-Term Debt (Note 4)                                                           4,740           4,884
Other Long-Term Liabilities                                                         345             345
                                                                        ----------------  --------------
        Total Liabilities                                                        29,207          30,538
                                                                        ----------------  --------------
Commitments and Contingencies (Note 5)
Shareholders' Equity:
   Common stock -- $.01 par value; authorized 12,500,000
      shares; issued and outstanding 7,469,768 shares in 1998 and
      7,454,198 in 1997                                                              74              74
   Additional paid-in capital                                                    59,519          59,497
   Retained earnings                                                             17,674          14,132
                                                                        ----------------  --------------
        Total Shareholders' Equity                                               77,267          73,703
                                                                        ----------------  --------------
                                                                        $       106,474   $     104,241
                                                                        ================  ==============

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                 For Three Months Ended
                                                         ---------------------------------------
                                                           April 4, 1998        March 29, 1997
                                                         -----------------      ---------------
Net Sales                                                $         43,261       $       35,305
                                                         -----------------      ---------------
Operating Costs and Expenses:
    Cost of goods sold                                             29,477               24,201
    Selling, general and administrative expenses                    7,698                6,365
                                                         -----------------      ---------------

       Total Operating Costs and Expenses                          37,175               30,566
                                                         -----------------      ---------------

Operating Income                                                    6,086                4,739
Interest Expense                                                      (83)                (201)
                                                         -----------------      ---------------

Income Before Taxes                                                 6,003                4,538
Income Tax Expense                                                 (2,461)              (1,908)
                                                         -----------------      ---------------

Net Income                                               $          3.542       $        2,630
                                                         =================      ===============
Earnings Per Share:
       Basic earnings per share                          $            .47       $          .36
       Diluted earnings per share                                     .45                  .33

Weighted Average Number of Common
    Shares for Computation
    of Earnings Per Share:
       Basic earnings per share                                     7,463                7,307
       Diluted earnings per share                                   7,885                7,904

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         For Three Months Ended
                                                                    --------------------------------
                                                                    April 4, 1998     March 29, 1997
                                                                    -------------     --------------
Cash Flows from Operating Activities:
Net Income                                                             $  3,542          $  2,630
Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
       Depreciation and amortization                                      1,407             1,314
       Deferred income tax provision                                        146             1,352
       Other                                                                 55                --
Changes in Assets and Liabilities, Net
       Accounts receivable                                                  591            (2,135)
       Inventories                                                          811              (980)
       Prepaid income taxes                                               2,000                --
       Other assets                                                        (957)              279
       Accounts payable                                                      42             1,008
       Accrued and other liabilities                                     (1,119)           (2,135)
                                                                       ---------         ---------
          Net Cash Provided by Operating Activities                       6,518             1,333
                                                                       ---------         ---------
Cash Flows from Investing Activities:
Purchase of Property and Equipment                                       (5,024)           (1,820)
                                                                       ---------         ---------
          Net Cash Used in Investing Activities                          (5,024)           (1,820)
                                                                       ---------         ---------
Cash Flows from Financing Activities:
Net Repayment of Long-Term Debt                                            (254)              (83)
Other                                                                        22                34
                                                                       ---------         ---------
          Net Cash Used in Financing Activities                            (232)              (49)
                                                                       ---------         ---------

Net Increase (Decrease) in Cash and Cash Equivalents                      1,262              (536)
Cash and Cash Equivalents, Beginning of Period                            2,156               571
                                                                       ---------         ---------
Cash and Cash Equivalents, End of Period                               $  3,418          $     35
                                                                       =========         =========
Supplemental Disclosures of Cash Flows Information:
Interest Expense Paid                                                  $    104          $    263
Income Taxes Paid                                                      $     54          $    350

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months ended April 4, 1998 and March 29, 1997. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1997.

Note 2. Certain amounts and disclosures included in the consolidated financial statements required management to make estimates which could differ from actual results.

Note 3. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus any potential dilution that could occur if stock options were exercised or converted into common stock in each period. For the three months ended April 4, 1998 and March 29, 1997, income available to common stockholders was $3,542,000 and $2,630,000, respectively. The weighted average number of common shares outstanding for the three months ended April 4, 1998 and March 29, 1997 were 7,463,000 and 7,307,000 and the dilutive shares associated with stock options were 422,000 and 597,000, respectively.

Note 4. Long-term debt is summarized as follows:

                                                                   (In thousands)
                                                            ----------------------------
                                                            April 4,        December 31,
                                                              1998              1997
                                                            --------        ------------
          Term and real estate loans                        $ 5,020           $ 5,181
          Promissory notes related to acquisitions              529               622
                                                            --------          --------

                Total debt                                    5,549             5,803
          Less current portion                                  809               919
                                                            --------          --------

                Long-term debt, less current portion        $ 4,740           $ 4,884
                                                            ========          ========

        The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 1999. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (8.50% per annum at April 4, 1998) minus 0.25%. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (1.00% at April 4, 1998). At April 4, 1998, the Company had $40,000,000 of unused lines of credit available. The credit agreement includes fixed charge coverage and maximum leverage ratios, and limitations on future dividend payments and outside indebtedness.

        The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 5. Contingencies

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

FINANCIAL STATEMENT PRESENTATION
--------------------------------

The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented.

RESULTS OF OPERATIONS
---------------------

First Quarter of 1998 Compared to First Quarter of 1997
-------------------------------------------------------

Net sales increased 23% to $43,261,000 in the first quarter of 1998. The increase resulted from a broad-based increase in sales in most of the Company's product lines due to improved industry conditions and new contract awards.

The Company had substantial sales to Boeing and Lockheed Martin. During the first quarter of 1998 and 1997, sales to Boeing were approximately $11,396,000 and $8,098,000, respectively; and sales to Lockheed Martin were approximately $4,736,000 and $4,134,000, respectively. The sales relating to Boeing and Lockheed Martin are diversified over a number of different commercial, space and military programs.

At April 4, 1998, backlog believed to be firm was approximately $168,200,000 compared to $148,000,000 at March 29, 1997 and $155,700,000 at December 31,
1997. Approximately $87,000,000 of the total backlog is expected to be delivered during 1998.

Gross profit, as a percentage of sales, was 31.9% for the first quarter of 1998 compared to 31.5% in 1997. This increase was primarily the result of changes in sales mix and economies of scale resulting from sales increases.

Selling, general and administrative expenses, as a percentage of sales, were 17.8% for the first quarter of 1998 compared to 18.0% in 1997. The decrease in these expenses as a percentage of sales was primarily the result of higher sales volume partially offset by an increase in related period costs.

Interest expense decreased approximately 59% to $83,000 in the first quarter of 1998 compared to $201,000 for 1997. The decrease in interest expense was primarily due to lower debt levels.

Income tax expense increased to $2,461,000 in the first quarter of 1998 compared to $1,908,000 for 1997. The increase in income tax expense was primarily due to the increase in income before taxes. Cash paid for income taxes was $54,000 in the first quarter of 1998, compared to $350,000 in 1997.

Net income for the first quarter of 1998 was $3,542,000, or $0.45 diluted earnings per share, compared to $2,630,000, or $0.33 diluted earnings per share, in 1997.

FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources
-------------------------------

Cash flow from operating activities for the first three months ended April 4, 1998 was $6,518,000, compared to $1,333,000 for the first quarter ended March 29, 1997. The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 1998.

The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 1999. At April 4, 1998, the Company had $40,000,000 of unused lines of credit available. See Note 4 to the Notes to Consolidated Financial Statements.

The Company spent $5,024,000 on capital expenditures during the first three months of 1998 and expects to spend approximately $16,000,000 for capital expenditures in 1998. The Company plans to make substantial capital expenditures in 1998 primarily for manufacturing equipment and facilities to support long-term aerospace structure contracts for both commercial and military aircraft and space programs. These expenditures are expected to place the Company in a favorable competitive position among aerospace subcontractors, and to allow the Company to take advantage of the offload requirements from its customers.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS 132"). SFAS 130, 131 and 132 will become effective for the Company in 1998. The adoption of SFAS 130, 131 and 132 is not expected to have a material effect on the Company's financial statements.

The Company has commenced, for its systems, a year 2000 date conversion project to address necessary code changes, testing, and implementation. Project completion is planned for the beginning of 1999 at a cost that is not expected to be material to the Company. The Company expects its year 2000 date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Maintenance or modification costs will be expensed as incurred, while the cost of new software will be capitalized and amortized over the software's useful life.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Inapplicable.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a) The following exhibits are filed with this report

               27     Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------


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

                                                 DUCOMMUN INCORPORATED
                                                 ---------------------
                                                     (Registrant)



                                            By:  /s/ James S. Heiser
                                                 -------------------------------
                                                 James S. Heiser
                                                 Vice President, Chief Financial
                                                 Officer and General Counsel
                                                 (Duly Authorized Officer of the
                                                  Registrant)



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

Date:  April 28, 1998

                                 EXHIBIT INDEX


Exhibit
Number                   Description
-------                  -----------
  27                     Financial Data Schedule