Form 10-Q
period 1998-07-04
DUCOMMUN INC /DE/
filed 1998-07-28
CIK 30305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


                   For the quarterly period ended July 4, 1998

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                          Commission File Number 1-8174


                              DUCOMMUN INCORPORATED
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   95-0693330
 -------------------------------------          -------------------------------
   (State or other jurisdiction of                     I.R.S. Employer
    incorporation or organization)                    Identification No.

      111 West Ocean Boulevard, Suite 900, Long Beach, California    90802
      ----------------------------------------------------------------------
             (Address of principal executive offices)             (Zip Code)

                                 (562) 624-0800
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]                No   [ ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 4, 1998, there were outstanding 11,258,837 shares of common stock.

                              DUCOMMUN INCORPORATED
                                    FORM 10-Q
                                      INDEX

                                                                                           Page
                                                                                           ----
Part I.   Financial Information

       Item 1.        Financial Statements

                      Consolidated  Balance Sheets at July 4, 1998 and
                      December 31, 1997                                                     2

                      Consolidated Statements of Income for Three Months
                      Ended July 4, 1998 and June 28, 1997                                  3

                      Consolidated Statements of Income for Six Months
                      Ended July 4, 1998 and June 28, 1997                                  4

                      Consolidated Statements of Cash Flows for Six
                      Months Ended July 4, 1998 and June 28, 1997                           5

                      Notes to Consolidated Financial Statements                          6 - 8

       Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                 9 - 13

       Item 3.        Quantitative and Qualitative Disclosure About Market Risk            14


Part II.  Other Information

       Item 6.        Exhibits and Reports on Form 8-K                                     15

       Signatures                                                                          16

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                          July 4,    December 31,
                                                                             1998            1997
                                                                        ---------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                            $     879       $   2,156
   Accounts receivable (less allowance for doubtful
      accounts of $152 and $359)                                           22,162          19,189
   Inventories                                                             21,676          24,604
   Deferred income taxes                                                    3,790           4,612
   Prepaid income taxes                                                       227           2,877
   Other current assets                                                     3,030           2,053
                                                                        ---------       ---------
        Total Current Assets                                               51,764          55,491
Property and Equipment, Net                                                39,735          30,594
Deferred Income Taxes                                                         380             380
Excess of Cost Over Net Assets Acquired (Net of Accumulated
      Amortization of $5,499 and $4,832)                                   22,034          16,907
Other Assets                                                                1,002             869
                                                                        ---------       ---------
                                                                        $ 114,915       $ 104,241
                                                                        =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt (Note 4)                           $   1,567       $     919
   Accounts payable                                                         8,664           9,024
   Accrued liabilities                                                     16,132          15,366
                                                                        ---------       ---------
        Total Current Liabilities                                          26,363          25,309
Long-Term Debt (Note 4)                                                     5,646           4,884
Other Long-Term Liabilities                                                   345             345
                                                                        ---------       ---------
        Total Liabilities                                                  32,354          30,538
                                                                        ---------       ---------
Commitments and Contingencies (Note 6)
Shareholders' Equity (Note 5):
   Common stock -- $.01 par value; authorized 35,000,000
      shares; issued and outstanding 11,258,837 shares in 1998 and
      11,181,297 in 1997                                                      112              74
   Additional paid-in capital                                              59,718          59,497
   Retained earnings                                                       22,731          14,132
                                                                        ---------       ---------
        Total Shareholders' Equity                                         82,561          73,703
                                                                        ---------       ---------
                                                                        $ 114,915       $ 104,241
                                                                        =========       =========

Share data have been adjusted for the 3-for-2 stock split in June 1998. See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                            For Three Months Ended
                                                        -------------------------------
                                                        July 4, 1998      June 28, 1997
                                                        ------------      -------------
Net Sales                                                   $ 45,754           $ 39,384
                                                            --------           --------
Operating Costs and Expenses:

    Cost of goods sold                                        29,774             25,630
    Selling, general and administrative expenses               7,283              7,216
                                                            --------           --------

       Total Operating Costs and Expenses                     37,057             32,846
                                                            --------           --------


Operating Income                                               8,697              6,538
Interest Expense                                                (125)              (194)
                                                            --------           --------

Income Before Taxes                                            8,572              6,344
Income Tax Expense                                            (3,515)            (2,664)
                                                            --------           --------

Net Income                                                  $  5,057           $  3,680
                                                            ========           ========

Earnings Per Share:
       Basic earnings per share                             $    .45           $    .34
       Diluted earnings per share                                .43                .31

Weighted Average Number of Common
    Shares for Computation
    of Earnings Per Share:
       Basic earnings per share                               11,236             10,982
       Diluted earnings per share                             11,811             11,906

Per-share amounts have been adjusted for the 3-for-2 stock split in June 1998. See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                              For Six Months Ended
                                                         -------------------------------
                                                         July 4, 1998      June 28, 1997
                                                         ------------      -------------
Net Sales                                                    $ 89,015           $ 74,689
                                                             --------           --------
Operating Costs and Expenses:

    Cost of goods sold                                         59,251             49,831
    Selling, general and administrative expenses               14,981             13,581
                                                             --------           --------

       Total Operating Costs and Expenses                      74,232             63,412
                                                             --------           --------

Operating Income                                               14,783             11,277
Interest Expense                                                 (208)              (395)
                                                             --------           --------

Income Before Taxes                                            14,575             10,882
Income Tax Expense                                             (5,976)            (4,572)
                                                             --------           --------

Net Income                                                   $  8,599           $  6,310
                                                             ========           ========

Earnings Per Share:
       Basic earnings per share                              $    .77           $    .58
       Diluted earnings per share                                 .73                .53

Weighted Average Number of Common
    Shares for Computation of Earnings Per Share:
       Basic earnings per share                                11,215             10,971
       Diluted earnings per share                              11,783             11,881

Per-share amounts have been adjusted for the 3-for-2 stock split in June 1998. See accompanying notes to consolidated financial statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       For Six Months Ended
                                                                  --------------------------------
                                                                  July 4, 1998       June 28, 1997
                                                                  ------------       -------------
Cash Flows from Operating Activities:
Net Income                                                            $  8,599            $  6,310
Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
       Depreciation and amortization                                     2,857               2,642
       Deferred income tax provision                                       348               3,158

Changes in Assets and Liabilities, Net of Effects from
Acquisition:
       Accounts receivable                                              (2,537)             (3,834)
       Inventories                                                       4,257              (3,329)
       Prepaid income taxes                                              2,650                  --
       Other assets                                                       (861)                326
       Accounts payable                                                   (444)                678
       Accrued and other liabilities                                      (654)             (1,738)
                                                                      --------            --------
          Net Cash Provided by Operating Activities                     14,215               4,213
                                                                      --------            --------

Cash Flows from Investing Activities:
Purchase of Property and Equipment                                      (7,309)             (3,329)
Acquisition                                                             (8,146)                 --
Other                                                                      194                  --
                                                                      --------            --------
          Net Cash Used in Investing Activities                        (15,261)            (3,329)
                                                                      --------            --------

Cash Flows from Financing Activities:
Net Repayments of Long-Term Debt                                          (490)             (1,496)
Other                                                                      259                 109
                                                                      --------            --------
          Net Cash Provided/(Used) in Financing Activities                (231)             (1,387)
                                                                      --------            --------

Net Increase (Decrease) in Cash and Cash Equivalents                    (1,277)               (503)
Cash and Cash Equivalents, Beginning of Period                           2,156                 571
                                                                      --------            --------
Cash and Cash Equivalents, End of Period                              $    879            $     68
                                                                      ========            ========

Supplemental Disclosures of Cash Flows Information:

Interest Expense Paid                                                 $    243            $    459
Income Taxes Paid                                                     $  2,165            $  2,510

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months and six months ended July 4, 1998 and June 28, 1997. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1997.

Note 2. Certain amounts and disclosures included in the consolidated financial statements required management to make estimates which could differ from actual results.

Note 3. Earnings Per Share

        The Company effected a three-for-two stock split of the Company's common stock in the form of a stock dividend, which was paid on June 10, 1998 to shareholders of record as of May 20, 1998, and is reflected in all references to the number of common shares and per-share amounts in this report.

        Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus any potential dilution that could occur if stock options were exercised or converted into common stock in each period. For the three months ended July 4, 1998 and June 28, 1997, income available to common stockholders was $5,057,000 and $3,680,000, respectively. The weighted average number of common shares outstanding for the three months ended July 4, 1998 and June 28, 1997 were 11,236,000 and 10,982,000 and the dilutive shares associated with stock options were 575,000 and 924,000, respectively. For the six months ended July 4, 1998 and June 28, 1997, income available to common stockholders was $8,599,000 and $6,310,000, respectively. The weighted average number of common shares outstanding for the six months ended July 4, 1998 and June 28, 1997 were 11,215,000 and 10,971,000 and the dilutive shares associated with stock options were 568,000 and 910,000, respectively.

Note 4. Long-term debt is summarized as follows:

                                                              (In thousands)
                                                          -----------------------
                                                          July 4,    December 31,
                                                             1998            1997
                                                          -------    ------------
          Term and real estate loans                       $4,878          $5,181
          Promissory notes related to acquisitions          2,335             622
                                                           ------          ------
                Total debt                                  7,213           5,803
          Less current portion                              1,567             919
                                                           ------          ------
                Long-term debt, less current portion       $5,646          $4,884
                                                           ======          ======

        The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 1999. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (8.50% per annum at July 4, 1998) minus 0.25%. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (1.00% at July 4, 1998). At July 4, 1998, the Company had $40,000,000 of unused lines of credit available. The credit agreement includes fixed charge coverage and maximum leverage ratios, and limitations on future dividend payments and outside indebtedness.

        The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 5. Shareholders' Equity

        In May 1998 the shareholders of Ducommun Incorporated authorized the amendment of its Certificate of Incorporation to increase the Company's authorized common stock from 12,500,000 shares to 35,000,000 shares.
        The Company effected a three-for-two stock split of the Company's common stock in the form of a stock dividend, which was paid on June 10, 1998 to shareholders of record as of May 20, 1998, and is reflected in all references to the number of common shares and per-share amounts in this report. Average shares outstanding at July 4, 1998 and June 28, 1997, after adjusting for the stock split, were 11,215,000 and 10,971,000, respectively.

        In July 1998 the Board of Directors authorized the repurchase of up to $15,000,000 of its common stock.

Note 6. Commitments and Contingencies

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

Note 7. Acquisition

        In June 1998, the Company acquired the capital stock of American Electronics, Inc. ("AEI") for $8,146,000 in cash and $1,900,000 in notes and other liabilities. AEI is a leading manufacturer of high-precision actuators, stepper motors, fractional horsepower motors and resolvers principally for commercial and military space applications. Calendar 1997 sales of AEI exceeded $7.1 million, of which approximately 60% were related to space programs. The acquisition of AEI was accounted for under the purchase method of accounting, and based on preliminary allocation of the purchase price, the Company recorded goodwill of $5,794,000. The consolidated statements of income include the operating results for AEI since the date of the acquisition.

        The acquisition was funded from internally generated cash, notes payable to sellers and borrowings under the Company's credit agreement with its bank. The acquisition will strengthen the Company's position in the aerospace industry, add complementary lines of business and improve utilization of existing manufacturing facilities and overhead structure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL STATEMENT PRESENTATION
--------------------------------

The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented.

ACQUISITION
-----------

In June 1998, the Company acquired the capital stock of American Electronics, Inc. ("AEI") for $8,146,000 in cash and $1,900,000 in notes and other liabilities. AEI is a leading manufacturer of high-precision actuators, stepper motors, fractional horsepower motors and resolvers principally for commercial and military space applications. Calendar 1997 sales of AEI exceeded $7.1 million, of which approximately 60% were related to space programs. The acquisition of AEI was accounted for under the purchase method of accounting, and based on preliminary allocation of the purchase price, the Company recorded goodwill of $5,794,000. The consolidated statements of income include the operating results for AEI since the date of the acquisition.

The acquisition was funded from internally generated cash, notes payable to sellers and borrowings under the Company's credit agreement with its bank. The acquisition will strengthen the Company's position in the aerospace industry, add complementary lines of business and improve utilization of existing manufacturing facilities and overhead structure.

RESULTS OF OPERATIONS
---------------------

Second Quarter of 1998 Compared to Second Quarter of 1997
---------------------------------------------------------

Net sales increased 16% to $45,754,000 in the second quarter of 1998. The increase resulted from a broad-based increase in sales in most of the Company's product lines due to improved industry conditions and new contract awards.

The Company had substantial sales to Boeing and Lockheed Martin. During the second quarter of 1998 and 1997, sales to Boeing were approximately $14,238,000 and $8,321,000, respectively; and sales to Lockheed Martin were approximately

$5,676,000 and $4,424,000, respectively. The sales relating to Boeing and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Gross profit, as a percentage of sales, was 34.9% for the second quarter of 1998 and the second quarter of 1997.

Selling, general and administrative expenses, as a percentage of sales, were 15.9% for the second quarter of 1998 compared to 18.3% in 1997. The decrease in these expenses as a percentage of sales was primarily the result of higher sales volume partially offset by an increase in related period costs.

Interest expense decreased approximately 36% to $125,000 in the second quarter of 1998 compared to $194,000 for 1997. The decrease in interest expense was primarily due to lower debt levels.

Income tax expense increased to $3,515,000 in the second quarter of 1998 compared to $2,664,000 for 1997. The increase in income tax expense was primarily due to the increase in income before taxes. Cash paid for income taxes was $2,111,000 in the second quarter of 1998, compared to $2,160,000 in 1997.

Net income for the second quarter of 1998 was $5,057,000, or $0.43 diluted earnings per share, compared to $3,680,000, or $0.31 diluted earnings per share, in 1997.

Six Months of 1998 Compared to Six Months of 1997
-------------------------------------------------

Net sales increased 19% to $89,015,000 in the first six months of 1998. The increase resulted from a broad-based increase in sales in most of the Company's product lines due to increased outsourcing from the primes and first tier subcontractors as well as new contract awards.

The Company had substantial sales to Boeing and Lockheed Martin. During the first six months of 1998 and 1997, sales to Boeing were approximately $25,634,000 and $16,419,000, respectively; and sales to Lockheed Martin were approximately $10,412,000 and $8,558,000, respectively. The sales relating to Boeing and Lockheed Martin are diversified over a number of different commercial, space and military programs.

At July 4, 1998, backlog believed to be firm was approximately $169,200,000 compared to $153,500,000 at June 28, 1997 and $155,700,000 at December 31, 1997.
Approximately $71,000,000 of the total backlog is expected to be delivered during 1998.

Gross profit, as a percentage of sales, was 33.4% for the first six months of 1998 compared to 33.3% in 1997.

Selling, general and administrative expenses, as a percentage of sales, were 16.8% for the first six months of 1998 compared to 18.2% in 1997. The decrease in these expenses as a percentage of sales was primarily the results of higher sales volume partially offset by an increase in related period costs.

Interest expense decreased approximately 47% to $208,000 in the first six months of 1998 compared to $395,000 for 1997. The decrease in interest expense was primarily due to lower debt levels.

Income tax expense increased to $5,976,000 in the first six months of 1998 compared to $4,572,000 for 1997. The increase in income tax expense was primarily due to the increase in income before taxes. Cash paid for income taxes was $2,165,000 in the first six months of 1998, compared to $2,510,000 in 1997.

Net income for the first six months of 1998 was $8,599,000, or $0.73 diluted earnings per share, compared to $6,310,000, or $0.53 diluted earnings per share, in 1997.

FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources
-------------------------------

Cash flow from operating activities for the six months ended July 4, 1998 was $14,215,000, compared to $4,213,000 for the six months ended June 28, 1997. The increase in cash flow from operating activities resulted principally from an increase in net income, a decrease in inventory, and a reduction during 1998 in prepaid income taxes. The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 1998. The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 1999. At July 4, 1998, the Company had $40,000,000 of unused lines of credit available. See Note 4 to the Notes to Consolidated Financial Statements.

In June 1998, the Company acquired the capital stock of American Electronics, Inc. ("AEI") for $8,146,000 in cash and $1,900,000 in notes and other liabilities. AEI is a leading manufacturer of high-precision actuators, stepper motors, fractional horsepower motors and resolvers principally for commercial and military space applications. Calendar 1997 sales of AEI exceeded $7.1 million, of which approximately 60% were related to space programs. The acquisition of AEI was accounted for under the purchase method of accounting, and based on preliminary allocation of the purchase price, the Company recorded goodwill of $5,794,000. The consolidated statements of income include the operating results for AEI since the date of the acquisition.

The acquisition was funded from internally generated cash, notes payable to sellers and borrowings under the Company's credit agreement with its bank. The acquisition will strengthen the Company's position in the aerospace industry, add complementary lines of business and improve utilization of existing manufacturing facilities and overhead structure.

The Company spent $7,309,000 on capital expenditures during the first six months of 1998 and expects to spend approximately $16,000,000 in aggregate for capital expenditures in 1998. The Company plans to make these capital expenditures in 1998 primarily for manufacturing equipment and facilities to support long-term aerospace structure contracts for both commercial and military aircraft and space programs. These expenditures are expected to place the Company in a favorable competitive position among aerospace subcontractors, and to allow the Company to take advantage of the offload requirements from its customers.

In May 1998 the shareholders of the Company authorized the amendment of its Certificate of Incorporation to increase the Company's authorized common stock from 12,500,000 shares to 35,000,000 shares. The Company effected a three-for-two stock split of the Company's common stock in the form of a stock dividend, which was paid on June 10, 1998 to shareholders of record as of May 20, 1998.

In July 1998 the Company's Board of Directors authorized the repurchase of up to $15 million of its common stock. Repurchases will be made from time to time on the open market at prevailing prices. The shares initially will be held as treasury stock.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
-------------------------------------------

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

FUTURE ACCOUNTING REQUIREMENTS
------------------------------

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

YEAR 2000
---------

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Inapplicable.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

1998 annual meeting of the Company was held on May 6, 1998. At the meeting, Norman A. Barkeley, H. Frederick Christie and Kevin S. Moore were elected as directors of the Company to serve for three-year terms expiring at the annual meeting in 2001. In the election of directors, the shareholder vote was as follows: Norman A. Barkeley, For - 6,911,685, Abstain - 206,309; H. Frederick Christie, For - 6,911,935, Abstain - 206,059; Kevin S. Moore, For - 6,912,285,
Abstain - 205,709. The directors whose terms of office continued after the annual meeting are: Joseph C. Berenato, Robert C. Ducommun, Thomas P. Mullaney, Richard J. Pearson and Arthur W. Schmutz.

In addition, at the annual meeting the shareholders approved an amendment to the Restated Certificate of Incorporation. In approving the amendment to the Restated Certificate of Incorporation to increase to 35,000,000 the number of authorized shares of Common Stock thereunder, the shareholder vote was as follows: For - 5,531,894, Against - 1,570,467, Abstain - 15,633.

Item 6. Exhibits and Reports on Form 8-K.

        (a) 27 Financial Data Schedule

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

                                          DUCOMMUN INCORPORATED
                                          ---------------------
                                               (Registrant)



                                     By:  /s/ James S. Heiser
                                          --------------------------------------
                                          James S. Heiser
                                          Vice President, Chief Financial
                                          Officer and General Counsel
                                          (Duly Authorized Officer of the
                                          Registrant)



                                     By:  /s/ Samuel D. Williams
                                          --------------------------------------
                                          Samuel D. Williams
                                          Vice President and Controller
                                          (Chief Accounting Officer of the
                                          Registrant)


Date:  July 28, 1998

                                 EXHIBIT INDEX


Exhibit
Number               Description
------               -----------
  27                 Financial Data Schedule