Form 10-Q
period 1998-10-03
DUCOMMUN INC /DE/
filed 1998-10-28
CIK 30305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                 For the quarterly period ended October 3, 1998

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

        111 West Ocean Boulevard, Suite 900, Long Beach, California 90802
        -----------------------------------------------------------------
                 (Address of principal executive offices)        (Zip Code)

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

                           Yes [X]              No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 3, 1998, there were outstanding 11,138,563 shares of common stock.

                              DUCOMMUN INCORPORATED
                                    FORM 10-Q
                                      INDEX

                                                                                          Page
                                                                                          ----
Part I.   Financial Information

       Item 1.        Financial Statements

                      Consolidated  Balance Sheets at October 3, 1998 and
                      December 31, 1997                                                     3

                      Consolidated Statements of Income for Three Months
                      Ended October 3, 1998 and September 27, 1997                          4

                      Consolidated Statements of Income for Nine Months                     5
                      Ended October 3, 1998 and September 27, 1997

                      Consolidated Statements of Cash Flows for Nine
                      Months Ended October 3, 1998 and September 27, 1997                   6

                      Notes to Consolidated Financial Statements                         7-10

       Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                               11-16

       Item 3.        Quantitative and Qualitative Disclosure About Market Risk            17


Part II.  Other Information

       Item 6.        Exhibits and Reports on Form 8-K                                     18

       Signatures                                                                          19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                        October 3,      December 31,
                                                                              1998              1997
                                                                     --------------    --------------
ASSETS
Current Asssets
      Cash and cash equivalents                                          $  19,810          $  2,156
      Accounts receivable (less allowance for doubtful
           accounts of $137 and $359)                                       17,718            19,189
      Inventories                                                           20,739            24,604
      Deferred income taxes                                                  4,527             4,612
      Prepaid income taxes                                                     227             2,877
      Other current assets                                                   3,002             2,053
                                                                          --------          --------
            Total Current Assets                                            66,023            55,491
Property and Equipment, Net                                                 39,800            30,594
Deferred Income Taxes                                                            -               380
Excess of Cost Over Net Assets Acquired (Net of Accumulated
      Amortization of $5,085 and $4,829)                                    19,291            16,907
Other Assets                                                                   694               869
                                                                          --------          --------
                                                                          $125,808          $104,241
                                                                          ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Current portion of long-term debt (Note 4)                          $  1,488          $    919
      Accounts payable                                                       7,534             9,024
      Accrued liabilties                                                    19,079            15,366
                                                                          --------          --------
            Total Current Liabilities                                       28,101            25,309
Long-Term Debt (Note 4)                                                      5,499             4,884
Deferred Income Taxes                                                        1,672                 -
Other Long-Term Liabilities                                                    345               345
                                                                          --------          --------
            Total Liabilities                                               35,617            30,538
                                                                          --------          --------

Commitments and Contingencies (Note 6)
Shareholders' Equity (Note 5):
      Common stock -- $.01 per value; authorized 35,000,000 shares;
            shares issued 11,321,325 in 1998 and 11,101,985 in 1997            113                74
      Additional paid-in capital                                            60,236            59,497
      Retained earnings                                                     33,251            14,132
      Less common stock held in treasury                                    (3,409)                -
                                                                          --------          --------
            Total Shareholders' Equity                                      90,191            73,703
                                                                          --------          --------
                                                                          $125,808          $104,241
                                                                          ========          ========

Share data have been adjusted for the 3-for-2 stock split in June 1998. See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                              For Three Months Ended
                                                        ------------------------------------
                                                        October 3, 1998   September 27, 1997
                                                        ---------------   ------------------
Net Sales                                                   $ 41,273           $ 40,482

Operating Costs and Expenses:
      Cost of goods sold                                      27,785             27,721
      Selling, general and administrative expenses             6,163              6,223
                                                            --------           --------
            Total Operating Costs and Expenses                33,948             33,944
                                                            --------           --------

Operating Income                                               7,325              6,538
Gain on Sale of Subsidiary                                     9,249                 --
Interest Expense                                                 (13)              (137)
                                                            --------           --------

Income Before Taxes                                           16,561              6,401
Income Tax Expense                                            (6,041)            (2,686)
                                                            --------           --------

Net Income                                                  $ 10,520           $  3,715
                                                            ========           ========

Earnings Per Share:
            Basic earnings per share                        $    .94           $    .34
            Diluted earnings per share                           .90                .31

Weighted Average Number of Common and
      Common Equivalent Shares Outstanding
      for Computation of Earnings Per Share:
            Basic earnings per share                          11,218             11,030
            Diluted earnings per share                        11,707             11,836


Per-share data have been adjusted for the 3-for-2 stock split in June 1998. See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                For Nine Months Ended
                                                         -------------------------------------
                                                         October 3, 1998    September 27, 1997
                                                         ---------------    ------------------
Net Sales                                                   $ 130,288           $ 115,171
                                                            ---------           ---------

Operating Costs and Expenses:
      Cost of goods sold                                       87,036              77,552
      Selling, general and administrative expenses             21,144              19,804
                                                            ---------           ---------
            Total Operating Costs and Expenses                108,180              97,356
                                                            ---------           ---------

Operating Income                                               22,108              17,815
Gain on Sale of Subsidiary                                      9,249                  --
Interest Expense                                                 (221)               (532)
                                                            ---------           ---------

Income Before Taxes                                            31,136              17,283
Income Tax Expense                                            (12,017)             (7,258)
                                                            ---------           ---------

Net Income                                                  $  19,119           $  10,025
                                                            =========           =========

Earnings Per Share:
            Basic earnings per share                        $    1.70           $     .91
            Diluted earnings per share                           1.63                 .84

Weighted Average Number of Common and
      Common Equivalent Shares Outstanding
      for Computation of Earnings Per Share:
            Basic earnings per share                           11,225              10,991
            Diluted earnings per share                         11,728              11,866


Per-share data have been adjusted for the 3-for-2 stock split in June 1998. See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 For Nine Months Ended
                                                                          -------------------------------------
                                                                          October 3, 1998    September 27, 1997
                                                                          ---------------    ------------------
Cash Flows from Operating Activities:
Net Income                                                                     $ 19,119           $ 10,025
Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
            Depreciation and amortization                                         4,352              3,993
            Gain on sale of subsidiary                                           (9,249)                --
            Deferred income tax provision                                         1,663              3,906
            Other                                                                    42                 --
Changes in Assets and Liabilities, Net of Effects
      From Acquisition and Divestiture:
            Accounts receivable                                                     164             (5,144)
            Inventories                                                           3,069             (3,361)
            Prepaid income taxes                                                  2,650                 --
            Other assets                                                           (952)                94
            Accounts payable                                                       (975)             1,158
            Accrued and other liabilities                                         2,297             (1,016)
                                                                               --------           --------
                  Net Cash Provided by Operating Activities                      22,180              9,655
                                                                               --------           --------

Cash Flows from Investing Activities:
Purchase of Property and Equipment                                               (9,329)            (5,701)
Acquisition                                                                      (8,165)                --
Proceeds from Sale of Subsidiary                                                 17,250                 --
Cash Payments Related to Sale of Subsidiary                                      (1,143)                --
Other                                                                               208                 --
                                                                               --------           --------
                  Net Cash Used in Investing Activities                          (1,179)            (5,701)
                                                                               --------           --------

Cash Flows from Financing Activities:
Net Repayment of Long-Term Debt                                                    (716)            (4,122)
Repurchase of Common Stock                                                       (3,409)                --
Other                                                                               778                (83)
                                                                               --------           --------
                  Net Cash (Used in) Provided by Financing Activities            (3,347)            (4,205)
                                                                               --------           --------

Net Increase (Decrease) in Cash and Cash Equivalents                             17,654               (251)
Cash and Cash Equivalents at Beginning of Period                                  2,156                571
                                                                               --------           --------

Cash and Cash Equivalents at End of Period                                     $ 19,810           $    320
                                                                               ========           ========

Supplemental Disclosures of Cash Flows Information:

Interest Expense Paid                                                          $    338           $    601
Income Taxes Paid                                                              $  4,270           $  3,721

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months and nine months ended October 3, 1998 and September 27, 1997. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1997.

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

        Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus any potential dilution that could occur if stock options were exercised or converted into common stock in each period. For the three months ended October 3, 1998 and September 27, 1997, income available to common stockholders was $10,520,000 and $3,715,000, respectively. The weighted average number of common shares outstanding for the three months ended October 3, 1998 and September 27, 1997 were 11,218,000 and 11,030,000 and the dilutive shares associated with stock options were 489,000 and 806,000, respectively. For the nine months ended October 3, 1998 and September 27, 1997, income available to common stockholders was $19,119,000 and $10,025,000, respectively. The weighted average number of common shares outstanding for the nine months ended October 3, 1998 and September 27, 1997 were 11,225,000 and 10,991,000 and the dilutive shares associated with stock options were 503,000 and 875,000, respectively.

Note 4. Long-term debt is summarized as follows:

                                                         (In Thousands)
                                                ----------------------------------
                                                October 3, 1998  December 31, 1997
                                                ---------------  -----------------
      Term and real estate loans                      $4,745          $5,181
      Promissory notes related to acquisitions         2,242             622
                                                      ------          ------

            Total debt                                 6,987           5,803
      Less current portion                             1,488             919
                                                      ------          ------

            Long-term debt, less current portion      $5,499          $4,884
                                                      ------          ------

        The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 2001. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (8.25% per annum at October 3, 1998) minus 0.25%. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (1.00% at October 3, 1998). At October 3, 1998, the Company had $40,000,000 of unused lines of credit available. The credit agreement includes fixed charge coverage and maximum leverage ratios, and limitations on future dividend payments and outside indebtedness.

Note 5. Shareholders' Equity

        In May 1998 the shareholders of Ducommun Incorporated authorized the amendment of its Certificate of Incorporation to increase the Company's authorized common stock from 12,500,000 shares to 35,000,000 shares. The Company effected a three-for-two stock split of the Company's common stock in the form of a stock dividend, which was paid on June 10, 1998 to shareholders of record as of May 20, 1998, and is reflected in all references to the number of common shares and per-share amounts in this report. Average shares outstanding for the quarter ended October 3, 1998 and September 27, 1997, after adjusting for the stock split, were 11,218,000 and 11,030,000, respectively and for the nine months ended October 3, 1998 and September 27, 1997 were 11,225,000 and 10,991,000, respectively.

        In July 1998 the Board of Directors authorized the repurchase of up to $15,000,000 of its common stock. To date, $3,409,000 has been used to acquire 182,762 shares in the open market.

        Common shares issued and outstanding are summarized in the table below.

         (In Thousands)                         October 3, 1998           September 27, 1997
         --------------                         ---------------           ------------------
         Issued                                    11,321,325                  11,101,985
         In Treasury                                (182,762)                           -
                                                   ----------                  ----------
         Outstanding                               11,138,563                  11,101,985
                                                   ----------                  ----------

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

Note 7. Acquisition and Divestiture

        In June 1998, the Company acquired the capital stock of American Electronics, Inc. ("AEI") for $8,165,000 in cash and $1,900,000 in other liabilities. AEI is a leading manufacturer of high-precision actuators, stepper motors, fractional horsepower motors and resolvers principally for commercial and military space applications. Calendar 1997 sales of AEI exceeded $7.1 million, of which approximately 60% were related to space programs. The acquisition of AEI was accounted for under the purchase method of accounting, and based on preliminary allocation of the purchase price, the Company recorded goodwill of $5,813,000. The consolidated statements of income include the operating results for AEI since the date of the acquisition.

        The acquisition was funded from internally generated cash, debt payable to sellers and borrowings under the Company's credit agreement with its bank. The acquisition is expected to strengthen the Company's position in the aerospace industry, add complementary lines of business and improve utilization of existing manufacturing facilities and overhead structure.

        In August 1998, the Company sold the capital stock of its wireless communications subsidiary, 3dbm, Inc., for $17,250,000 in cash. The transaction resulted in an after-tax gain of $6,206,000, or $0.53 per diluted share, which was recorded in the third quarter 1998 results. Exclusive of the gain recognized, this transaction did not have a significant impact on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL STATEMENT PRESENTATION
--------------------------------

The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented.

ACQUISITION AND DIVESTITURE
---------------------------

In June 1998, the Company acquired the capital stock of American Electronics, Inc. ("AEI") for $8,165,000 in cash and $1,900,000 in notes and other liabilities. AEI is a leading manufacturer of high-precision actuators, stepper motors, fractional horsepower motors and resolvers principally for commercial and military space applications. Calendar 1997 sales of AEI exceeded $7.1 million, of which approximately 60% were related to space programs. The acquisition of AEI was accounted for under the purchase method of accounting, and based on preliminary allocation of the purchase price, the Company recorded goodwill of $5,813,000. The consolidated statements of income include the operating results for AEI since the date of the acquisition.

The acquisition was funded from internally generated cash, debt payable to sellers and borrowings under the Company's credit agreement with its bank. The acquisition is expected to strengthen the Company's position in the aerospace industry and add complementary lines of business.

In August 1998, the Company sold the capital stock of its wireless communications subsidiary, 3dbm, Inc. ("3dbm"), for $17,250,000 in cash. The transaction resulted in an after-tax gain of $6,206,000, or $0.53 per diluted share, which was recorded in the third quarter 1998 results. The proceeds from this transaction will be used for general corporate purposes including acquisitions and common stock repurchases.

RESULTS OF OPERATIONS
---------------------

Third Quarter of 1998 Compared to Third Quarter of 1997
-------------------------------------------------------

Net sales increased 2% to $41,273,000 in the third quarter of 1998. The increase resulted primarily from a broad-based increase in sales in most of the Company's product lines due to increased outsourcing from the primes and first tier subcontractors as well as new contract awards, partially offset by lower aftermarket sales. The net effect on sales of the acquisition of AEI and the divestiture of 3dbm in the third quarter of 1998 compared to the third quarter of 1997 was not material.

The Company had substantial sales to Boeing and Lockheed Martin. During the third quarter of 1998 and 1997, sales to Boeing were approximately $11,514,000 and $13,653,000, respectively; and sales to Lockheed Martin were approximately $4,421,000 and $4,643,000, respectively. The sales relating to Boeing and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Gross profit, as a percentage of sales, was 32.7% for the third quarter of 1998 compared to 31.5% for the third quarter of 1997. This increase was primarily the result of changes in sales mix and lower production costs.

Selling, general and administrative expenses, as a percentage of sales, were 14.9% for the third quarter of 1998 compared to 15.4% in 1997. The decrease in these expenses as a percentage of sales was primarily the result of lower variable costs.

Interest expense decreased approximately 91% to $13,000 in the third quarter of 1998 compared to $137,000 for 1997. The decrease in interest expense was primarily due to higher interest income from invested cash in 1998 compared to 1997, which was offset against interest expense.

Income tax expense increased to $6,041,000 in the third quarter of 1998 compared to $2,686,000 for 1997. The increase in income tax expense was primarily due to $3,043,000 of income taxes related to the sale of 3dbm, Inc. Cash paid for income taxes was $2,105,000 in the third quarter of 1998, compared to $1,211,000 in 1997.

Net income for the third quarter of 1998 was $10,520,000, or $0.90 diluted earnings per share, compared to $3,715,000, or $0.31 diluted earnings per share, in 1997. Net income for the third quarter of 1998 included an after-tax gain of $6,206,000, or $0.53 per diluted share, for the sale of the capital stock of 3dbm, Inc.

Nine Months of 1998 Compared to Nine Months of 1997
---------------------------------------------------

Net sales increased 13% to $130,288,000 in the first nine months of 1998. The increase resulted primarily from a broad-based increase in sales in most of the Company's product lines due to increased outsourcing from the primes and first tier subcontractors as well as new contract awards, partially offset by lower aftermarket sales. The net effect on sales of the acquisition of AEI and the divestiture of 3dbm in the first nine months of 1998 compared to the nine months of 1997 was not material.

The Company had substantial sales to Boeing and Lockheed Martin. During the first nine months of 1998 and 1997, sales to Boeing were approximately $37,148,000 and $30,072,000, respectively; and sales to Lockheed Martin were approximately $14,833,000 and $13,201,000, respectively. The sales relating to Boeing and Lockheed Martin are diversified over a number of different commercial, space and military programs.

At October 3, 1998, backlog believed to be firm was approximately $146,800,000 compared to $166,100,000 at September 27, 1997 and $155,700,000 at December 31, 1997. Approximately $40,000,000 of the total backlog is expected to be delivered during 1998.

Gross profit, as a percentage of sales, was 33.2% for the first nine months of 1998 compared to 32.7% in 1997. This increase was primarily the result of changes in sales mix, lower production costs and the economies of scale resulting from sales increases.

Selling, general and administrative expenses, as a percentage of sales, were 16.2% for the first nine months of 1998 compared to 17.2% in 1997. The decrease in these expenses as a percentage of sales was primarily the results of higher sales volume partially offset by an increase in related variable period costs.

Interest expense decreased approximately 58% to $221,000 in the first nine months of 1998 compared to $532,000 for 1997. The decrease in interest expense was primarily due to higher interest income from invested cash in 1998 compared to 1997, which was offset against interest expense.

Income tax expense increased to $12,017,000 in the first nine months of 1998 compared to $7,258,000 for 1997. The increase in income tax expense was primarily due to the increase in income before taxes and $3,043,000 of income taxes related to the sale of 3dbm, Inc. Cash paid for income taxes was $4,270,000 in the first nine months of 1998, compared to $3,721,000 in 1997.

Net income for the first nine months of 1998 was $19,119,000, or $1.63 diluted earnings per share, compared to $10,025,000, or $0.84 diluted earnings per share, in 1997. Net income for the first nine months of 1998 included an after-tax gain of $6,206,000, or $0.53 per diluted share, for the sale of the capital stock of 3dbm, Inc.

FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources
-------------------------------

Cash flow from operating activities for the nine months ended October 3, 1998 was $22,180,000, compared to $9,655,000 for the nine months ended September 27, 1997. The increase in cash flow from operating activities resulted principally from an increase in income before the gain on sale of 3dbm subsidiary, a decrease in inventory, a reduction during 1998 in prepaid income taxes and an increase in accrued tax liabilities related to the sale of 3dbm. The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 1998. The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 2001. At October 3, 1998, the Company had $40,000,000 of unused lines of credit available. See Note 4 to the Notes to Consolidated Financial Statements.

In June 1998, the Company acquired the capital stock of American Electronics, Inc. ("AEI") for $8,165,000 in cash and $1,900,000 in other liabilities. AEI is a leading manufacturer of high-precision actuators, stepper motors, fractional horsepower motors and resolvers principally for commercial and military space applications. Calendar 1997 sales of AEI exceeded $7.1 million, of which approximately 60% were related to space programs. The acquisition of AEI was accounted for under the purchase method of accounting, and based on preliminary allocation of the purchase price, the Company recorded goodwill of $5,813,000. The consolidated statements of income include the operating results for AEI since the date of the acquisition.

The acquisition was funded from internally generated cash, notes payable to sellers and borrowings under the Company's credit agreement with its bank. The acquisition is expected to strengthen the Company's position in the aerospace industry and add complementary lines of business.

In August 1998, the Company sold the capital stock of its wireless communications subsidiary, 3dbm, Inc., for $17,250,000 in cash. The transaction resulted in an after-tax gain of $6,206,000, or $0.53 per diluted share, which was recorded in the third quarter 1998 results. The proceeds from this transaction will be used for general corporate purposes including acquisitions and common stock repurchases.

The Company spent $9,329,000 on capital expenditures during the first nine months of 1998 and expects to spend approximately $13,000,000 in the aggregate for capital expenditures in 1998. The Company plans to make these capital expenditures in 1998 primarily for manufacturing equipment and facilities to support long-term aerospace structure contracts for both commercial and military aircraft and space programs. These expenditures are expected to place the Company in a favorable competitive position among aerospace subcontractors, and to allow the Company to take advantage of the offload requirements from its customers.

In May 1998 the shareholders of the Company authorized the amendment of its Certificate of Incorporation to increase the Company's authorized common stock from 12,500,000 shares to 35,000,000 shares. The Company effected a three-for-two stock split of the Company's common stock in the form of a stock dividend, which was paid on June 10, 1998 to shareholders of record as of May 20, 1998.

In July 1998 the Company's Board of Directors authorized the repurchase of up to $15 million of its common stock. Repurchases will be made from time to time on the open market at prevailing prices. The shares initially will be held as treasury stock. To date, $3,409,000 has been used to acquire 182,762 shares in the open market.

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

YEAR 2000
---------

The Company has commenced, for its systems, a year 2000 date conversion project to address necessary code changes, testing, and implementation. Project completion is planned for the beginning of 1999 at a cost that is not expected to be material to the Company. The Company expects its year 2000 date conversion project to be completed on a timely basis. The Company is also evaluating both its products and its machinery and equipment against Year 2000 concerns. As a result of these ongoing evaluations, the Company is not currently aware of any significant exposure to contingencies related to the Year 2000 issue for its information systems software, its products or its machinery and equipment and believes that its business will not be substantially affected by the advent of the Year 2000. The Company believes that by mid 1999, all evaluation and testing of internal software applications, operating systems, products and machinery and equipment will be completed with no material effect on the Company's operations and will not require any material expenditures or other material diversion of resources. The Company is currently working with third parties with which it has material relationships to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risk to the Company in the event any such third parties experience significant business interruptions as a result of Year 2000 noncompliance. The Company expects to complete this review and analysis and to determine the need for contingency planning in this regard by mid 1999. However, there can be no assurance that the systems of the Company or of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company. Maintenance or modification costs will be expensed as incurred, while the cost of new software will be capitalized and amortized over the software's useful life.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Inapplicable.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.



         (a)   Exhibits

               10.1   Second Amendment To Fifth Amended And Restated Loan
                      Agreement

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


Date:  October 28, 1998

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
10.1           Second Amendment To Fifth Amended And Restated Loan Agreement

27             Financial Data Schedule