Form 10-K405
period 1998-12-31
DUCOMMUN INC /DE/
filed 1999-03-04
CIK 30305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    [X]               ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

    [ ]             TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 1-8174

                              DUCOMMUN INCORPORATED
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               95-0693330
--------------------------------                           ---------------------
 State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                              Identification No.)

111 West Ocean Boulevard, Suite 900, Long Beach, California      90802-4632
------------------------------------------------------------    ------------
         (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (562) 624-0800

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
      Title of each class                                 which registered
--------------------------------                    ---------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $115,000,000 as of January 31, 1999.

The number of shares of common stock outstanding on January 31, 1999 was 10,417,349.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

        (a) Annual Report to Shareholders (the "1998 Annual Report") for the year ended December 31, 1998, incorporated partially in Part I and Part II hereof (see Exhibit 13), and

        (b) Proxy Statement for the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement"), incorporated partially in Part III hereof.


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

                                     PART I

ITEM 1.      BUSINESS

        During 1998, Ducommun Incorporated ("Ducommun"), through its subsidiaries (collectively, the "Company"), manufactured components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. Domestic commercial aircraft programs include the Boeing 717, 737, 737NG, 747, 757, 767 and 777. Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier Business and Regional Jets and Dash 8. Major military aircraft programs include the Boeing C-17, F-15 and F-18, Lockheed Martin F-16 and C-130, various Sikorsky, Bell, Boeing and Augusta helicopter programs, and advanced development programs. The Company is a subcontractor to Lockheed Martin on the Space Shuttle external tank and a supplier of components for the Space Shuttle Orbitor, as well as for Space Station Freedom. The Company manufactures components for Atlas/Centaur, Delta and Titan expendable launch vehicles, Kistler K-1 reusable launch vehicles, and various telecommunications satellites.

        In June 1998, the Company acquired the capital stock of American Electronics, Inc. ("AEI"). In June 1996, the Company acquired substantially all of the assets and assumed certain liabilities of MechTronics of Arizona, Inc.

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

        During 1998, Brice introduced an original equipment manufacture ("OEM") 16G aircraft seat. This new aircraft seat represents Brice's first major OEM product.

Ducommun Technologies, Inc. (formerly Jay-El Products, Inc.)

        Ducommun Technologies, Inc. ("DTI"), a subsidiary of Ducommun, develops, designs and manufactures illuminated switches, switch assemblies and keyboard panels used in many military aircraft, helicopter, commercial aircraft and spacecraft programs, as well as ground support equipment and naval vessels. DTI manufactures switches and panels where high reliability is a prerequisite. Keyboard panels are lighted, feature push button switches, and are available with sunlight readable displays. Some of the keyboard panels and illuminated switches manufactured by DTI for military applications are night vision goggle-compatible.

        DTI also develops, designs and manufactures microwave switches, filters and other components used principally on commercial and military aircraft and telecommunications satellites. DTI has developed several new products that apply its existing microwave technology to nonaerospace markets, including the wireless telecommunications industry.

        In June 1998, DTI acquired the capital stock of American Electronics, Inc. ("AEI"). AEI is a leading manufacturer of high precision actuators, stepper motors, fractional horsepower motors and resolvers principally for commercial and military space applications.

MechTronics of Arizona Corp.

        In June 1996, the Company acquired substantially all of the assets and assumed certain liabilities of MechTronics of Arizona, Inc., through a newly formed subsidiary named MechTronics of Arizona Corp. ("MechTronics"). MechTronics is a leading manufacturer of mechanical and electromechanical enclosure products for the defense electronics and commercial aviation markets. MechTronics has a fully integrated manufacturing capability, including engineering, fabrication, machining, assembly, electronic integration and related processes. MechTronics' products include sophisticated radar enclosures, aircraft avionics racks and shipboard communications and control enclosures.

3dbm, Inc.

        In August 1998, the Company sold the capital stock of its wireless communications subsidiary, 3dbm, Inc. ("3dbm"). The Company sold 3dbm because the level of investment required to ensure the long-term viability of 3dbm in the wireless system infrastructure business was more than the Company was willing to commit.

Defense and Space Programs

        A major portion of sales is derived from United States government defense programs and space programs. Approximately 29 percent of 1998 sales were related to defense programs and approximately 11 percent of 1998 sales were related to space programs. These programs could be adversely affected by reductions in defense spending and other government budgetary pressures which would result in reductions, delays or stretch-outs of existing and future programs. In addition, many of the Company's contracts covering defense and space programs are subject to termination at the convenience of the customer (as well as for default). In the event of termination for convenience, the customer generally is required to pay the costs incurred by the Company and certain other fees through the date of termination.

Commercial Programs

        Approximately 60 percent of 1998 sales were related to commercial aircraft programs, and nonaerospace commercial applications. The Company's commercial sales depend substantially on aircraft manufacturer's production rates, which in turn depend upon deliveries of new aircraft. Deliveries of new aircraft by aircraft manufacturers are dependent on the financial capacity of the airlines and leasing companies to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. The Company's sales for commercial aircraft programs also could be affected by changes in its customers' inventory levels and changes in its customers' aircraft production build rates.

Major Customers

        The Company had substantial sales to Boeing, Lockheed Martin and Raytheon. During 1998, sales to Boeing were $48,334,000, or 28.3% of total sales; sales to Lockheed Martin were $18,465,000, or 10.8% of total sales, and sales to Raytheon were $12,596,000, or

7.4% of total sales. Sales to Boeing, Lockheed Martin and Raytheon are diversified over a number of different commercial, military and space programs.

Competition

        The Company competes with various companies, some of which are substantially larger and have greater financial, technical and personnel resources. The Company's ability to compete depends on the quality of goods and services, competitive pricing and the ability to solve specific customer problems.

Backlog

        At December 31, 1998, backlog believed to be firm was approximately $138,200,000, compared to $155,700,000 at December 31, 1997. Approximately $93,000,000 of total backlog is expected to be delivered during 1999.

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

        The Company anticipates that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain its environmental compliance efforts. The Company does not expect to spend a material amount on capital expenditures for environmental compliance during 1999.

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

Employees

        At December 31, 1998, the Company employed 1,218 persons.

Business Segment Information

        The Company operates principally in only one business segment.

Information About Foreign and Domestic Operations and Export Sales

        In 1998, 1997 and 1996, foreign sales to manufacturers worldwide were $29,007,000, 29,978,000 and $21,155,000, respectively.

        The amounts of revenue, profitability and identifiable assets attributable to foreign operations are not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 1998, 1997 and 1996. Canada is the only foreign country in which the Company had sales of 3.5% or more of total sales, with sales of $6,173,000, $7,950,000 and $4,906,000 in 1998, 1997 and 1996,
respectively.

        The Company is not subject to any foreign currency risks since all sales are made in United States dollars.

ITEM 2. PROPERTIES

        The Company occupies approximately 16 facilities with a total office and manufacturing area of over 812,000 square feet, including both owned and leased properties. At December 31, 1998, facilities which were in excess of 60,000 square feet each were occupied as follows:

                                                         Square      Expiration
 Location                           Company               Feet        of Lease
 -----------------------    ------------------------    ---------    -----------
 El Mirage, California      Aerochem                      74,300       Owned
 Orange, California         Aerochem                      76,200       Owned
 Carson, California         AHF-Ducommun                  65,000        1999
 Carson, California         AHF-Ducommun                 108,000       Owned
 Carson, California         Ducommun Technologies        117,000        2002
 Phoenix, Arizona           MechTronics                   90,900        2006

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


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

        The information under the caption "Quarterly Common Stock Price Information" on page 18 of the 1998 Annual Report is incorporated herein by reference. No dividends were paid during 1997 or 1998 (see Exhibit 13).

ITEM 6.      SELECTED FINANCIAL DATA

        The information under the caption "Selected Financial Data" appearing on page 18 of the 1998 Annual Report is incorporated herein by reference (see
Exhibit 13).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 19 through 22 of the 1998 Annual Report is incorporated herein by reference (see Exhibit
13).

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Shareholders' Equity," and "Notes to Consolidated Financial Statements," together with the report thereon of PricewaterhouseCoopers LLP dated February 12, 1999, appearing on pages 23 through 37 of the 1998 Annual Report are incorporated herein by reference (see Exhibit 13).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

        The information under the caption "Election of Directors" in the 1999 Proxy Statement is incorporated herein by reference.

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

                                    Positions and Offices               Other Business
                                      Held With Company                   Experience
         Name (Age)                     (Year Elected)                (Past Five Years)
-----------------------------    -----------------------------    ---------------------------
Norman A. Barkeley (69)          Chairman Emeritus of the         Chairman of the Board
                                 Board (1999)                     (1989); Chief Executive
                                                                  Officer (1988-1996) and
                                                                  President (1988-1995)

Joseph C. Berenato (52)          President (1996), Chief          Executive Vice President
                                 Executive Officer (1997)         (1995), Chief Operating
                                 and Chairman of the Board        Officer (1995-1996), and
                                 (1999)                           Chief Financial Officer
                                                                  (1991-1996) of the Company

James S. Heiser (42)             Vice President (1990),                      --
                                 Chief Financial Officer
                                 (1996), General Counsel
                                 (1988), Secretary (1987),
                                 and Treasurer (1995)

Kenneth R. Pearson (63)          Vice President-Human                       --
                                 Resources (1988)

Michael W. Williams (44)         Vice President, Corporate        VP Operations at H.R.
                                 Development (1998)               Textron; operations posit-
                                                                  ions with Crane Valve
                                                                  Group, ITT Corp. and
                                                                  Parker Hannifin

                                    Positions and Offices               Other Business
                                      Held With Company                   Experience
         Name (Age)                     (Year Elected)                (Past Five Years)
-----------------------------    -----------------------------    ---------------------------
Samuel D. Williams (50)          Vice President (1991) and                   --
                                 Controller (1988)


Robert A. Borlet (58)            President of Ducommun                       --
                                 Technologies, Inc. (1988)

Bruce J. Greenbaum (43)          President of Brice                          --
                                 Manufacturing Company, Inc.
                                 (1994)

Robert B. Hahn (55)              President of MechTronics of      President of Aerochem,
                                 Arizona Corp. (1997)             Inc. (1987-1997)

Robert L. Hansen (45)            President, AHF-Ducommun                     --
                                 Incorporated (1989)


ITEM 11.     EXECUTIVE COMPENSATION

        The information under the caption "Compensation of Executive Officers" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption "Election of Directors" contained in the paragraph immediately following the table in the 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

     (a)     1.   Financial Statements

             The following consolidated financial statements of Ducommun Incorporated and subsidiaries, included in the 1998 Annual Report, are incorporated by reference in Item 8 of this report. Page numbers refer to the 1998 Annual Report:

                                                                                      Page
                                                                                      ----
             Consolidated Statements of Income - Years ended December 31,               23
             1998, 1997 and 1996

             Consolidated Balance Sheets - December 31, 1998 and 1997                   24

             Consolidated Statements of Cash Flows - Years ended December 31,           25
             1998, 1997 and 1996

             Consolidated Statements of Changes in Shareholders' Equity - Years         26
             Ended December 31, 1998, 1997 and 1996

             Notes to Consolidated Financial Statements                              27-36

             Report of Independent Accountants                                          37

             2.   Financial Statement Schedule

             The following schedule for the years ended December 31, 1998, 1997 and 1996 is filed herewith:

             Schedule VIII - Valuation and Qualifying Accounts and Reserves

             All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

        (b)  Reports on Form 8-K

             During the last quarter of 1998, no reports on Form 8-K were filed.

        (c)  Exhibits

               3.1 Restated Certificate of Incorporation filed with the Delaware
             Secretary of State on May 29, 1990. Incorporated by reference to
             Exhibit 3.1 to Form 10-K for the year ended December 31, 1990.

               3.2 Certificate of Amendment of Certificate of Incorporation
             filed with the Delaware Secretary of State on May 27, 1998.

               3.3 Bylaws as amended and restated on October 19, 1996.
             Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 1996.

               4.1 Fifth Amended and Restated Loan Agreement between Ducommun
             Incorporated, as Borrower, and Bank of America National Trust and Savings Association, as Bank, dated June 23, 1998. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 28, 1998.

               4.2 First Amendment to Fifth Amended and Restated Loan Agreement
             between Ducommun Incorporated, as Borrower, and Bank of America National Trust and Savings Association, as Bank, dated as of October 1, 1998. Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 1997.

               4.3 Second Amendment to Fifth Amended and Restated Loan Agreement
             dated August 10, 1998. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended October 3, 1998.

               4.4 Third Amendment to Fifth Amended and Restated Loan Agreement
             dated February 11, 1999.

               4.5 Conversion Agreement dated July 22, 1992 between Ducommun and the holders of the 9% Convertible Subordinated Notes due 1998. Incorporated by reference to Exhibit 1 to Form 8-K dated July 29, 1992.

           * 10.1 1981 Stock Incentive Plan as amended and restated March 21, 1990. Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1989.

           *   10.2 1990 Stock Option Plan. Incorporated by reference to Exhibit
             10.4 to Form 10-K for the year ended December 31, 1990.

           * 10.3 1994 Stock Incentive Plan, as amended May 7, 1998. Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1997.

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

               10.6 Form of Nonqualified Stock Option Agreement for nonemployee directors under the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 1997.

           * 10.7 Form of Key Executive Severance Agreement entered with eight current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1989. All of the Key Executive Severance Agreements are identical except for the name of the executive officer and the date of the Agreement:

                      Executive Officer            Date of Agreement
                      -----------------            -----------------
                      Joseph C. Berenato           November 4, 1991
                      Robert A. Borlet             July 27, 1988
                      Bruce J. Greenbaum           December 6, 1995
                      Robert B. Hahn               July 27, 1988
                      Robert L. Hansen             May 5, 1993
                      James S. Heiser              July 27, 1988
                      Kenneth R. Pearson           July 27, 1988
                      Samuel D. Williams           June 21, 1989

           * 10.8 Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

                      Director/Officer             Date of Agreement
                      ----------------             -----------------
                      Norman A. Barkeley           July 29, 1987
                      Joseph C. Berenato           November 4, 1991
                      James S. Heiser              May 6, 1987
                      Kenneth R. Pearson           July 27, 1988
                      Michael W. Williams          February 26, 1999
                      Samuel D. Williams           November 11, 1988
                      H. Frederick Christie        October 23, 1985
                      Robert C. Ducommun           December 31, 1985
                      Kevin S. Moore               October 15, 1994
                      Thomas P. Mullaney           April 8, 1987
                      Richard J. Pearson           October 23, 1985
                      Arthur W. Schmutz            December 31, 1985

           *   10.9 Description of 1999 Executive Officer Bonus Arrangement.

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

               11 Reconciliation of the Numerators and Denominators of the
             Basic and Diluted Earnings Per Share Computations

               13 1998 Annual Report to Shareholders (not deemed to be filed except as previously incorporated by reference).

                21 Subsidiaries of Registrant

                23 Consent of PricewaterhouseCoopers LLP

                27 Financial Data Schedule

-------------------

  * Indicates an executive compensation plan or arrangement.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DUCOMMUN INCORPORATED



Date:  February 26, 1999           By: /s/  Joseph C. Berenato
                                       -----------------------------------------
                                       Joseph C. Berenato
                                       Chairman of the Board, President and
                                       Chief Executive Officer


        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  February 26, 1999           By: /s/  Joseph C. Berenato
                                       -----------------------------------------
                                       Joseph C. Berenato
                                       Chairman of the Board, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date:  February 26, 1999           By: /s/  James S. Heiser
                                       -----------------------------------------
                                       James S. Heiser
                                       Vice President, Chief Financial Officer,
                                       General Counsel, Secretary and Treasurer
                                       (Principal Financial Officer)



Date:  February 26, 1999           By: /s/  Samuel D. Williams
                                       -----------------------------------------
                                       Samuel D. Williams
                                       Vice President, Controller and Assistant
                                       Treasurer
                                       (Principal Accounting Officer)

                                    DIRECTORS


By:   /s/  Norman A. Barkeley                   Date      February 26, 1999
      ------------------------------                  --------------------------
           Norman A. Barkeley


By:   /s/  Joseph C. Berenato                   Date      February 26, 1999
      ------------------------------                  --------------------------
           Joseph C. Berenato


By:   /s/  H. Frederick Christie                Date      February 26, 1999
      ------------------------------                  --------------------------
           H. Frederick Christie


By:   /s/  Robert C. Ducommun                   Date      February 26, 1999
      ------------------------------                  --------------------------
           Robert C. Ducommun


By:   /s/  Kevin S. Moore                       Date      February 26, 1999
      ------------------------------                  --------------------------
           Kevin S. Moore


By:   /s/  Thomas P. Mullaney                   Date      February 26, 1999
      ------------------------------                  --------------------------
           Thomas P. Mullaney


By:   /s/  Richard J. Pearson                   Date      February 26, 1999
      ------------------------------                  --------------------------
           Richard J. Pearson


By:   /s/  Arthur W. Schmutz                    Date      February 26, 1999
      ------------------------------                  --------------------------
           Arthur W. Schmutz

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of Ducommun Incorporated


Our audits of the consolidated financial statements referred to in our report dated February 12, 1999 appearing on page 37 of the 1998 Annual Report to Shareholders of Ducommun Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Los Angeles, California
February 12, 1999

                              DUCOMMUN INCORPORATED
                                AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                                            SCHEDULE VIII


       Column A               Column B                 Column C                Column D         Column E
------------------------    -------------    -----------------------------   --------------    -----------
                                                      Additions
                                             -----------------------------
                             Balance at       Charged to     Charged to                         Balance
                             Beginning        Costs and         Other                          at End of
      Description            of Period         Expenses        Accounts        Deductions       Period
------------------------    -------------    -----------    --------------   --------------    -----------

                                    FOR THE YEAR ENDED DECEMBER 31, 1998

Allowance for                                                                $  194,000(a)
  Doubtful Accounts         $  359,000       $    7,000     $     -              47,000(b)     $  125,000



                                    FOR THE YEAR ENDED DECEMBER 31, 1997

Allowance for
  Doubtful Accounts         $  206,000       $  290,000     $     -          $  137,000(b)     $  359,000



                                    FOR THE YEAR ENDED DECEMBER 31, 1996

Allowance for
  Doubtful Accounts         $  366,000       $   28,000     $     -          $  188,000(b)     $  206,000

Deferred Tax Assets                                                          $  665,000(c)
  Valuation Allowance       $2,433,000       $      -       $     -           1,768,000(d)     $      -


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

3.2 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 27, 1998.

3.3 Bylaws as amended and restated on October 19, 1996. Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 1996.

4.1 Fifth Amended and Restated Loan Agreement between Ducommun Incorporated, as Borrower, and Bank of America National Trust and Savings Association, as Bank, dated June 23, 1998. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 28, 1998.

4.2 First Amendment to Fifth Amended and Restated Loan Agreement between Ducommun Incorporated, as Borrower, and Bank of America National Trust and Savings Association, as Bank, dated as of October 1, 1998. Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 1997.

4.3 Second Amendment to Fifth Amended and Restated Loan Agreement dated August 10, 1998. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended October 3, 1998.

4.4 Third Amendment to Fifth Amended and Restated Loan Agreement dated February 11, 1999.

4.5 Conversion Agreement dated July 22, 1992 between Ducommun and the holders of the 9% Convertible Subordinated Notes due 1998. Incorporated by reference to Exhibit 1 to Form 8-K dated July 29, 1992.

*10.1 1981 Stock Incentive Plan as amended and restated March 21, 1990. Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1989.

*10.2 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1990.

*10.3 1994 Stock Incentive Plan, as amended May 7, 1998. Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1997.

*10.4 Form of Nonqualified Stock Option Agreement for employees under the 1994 Stock Incentive Plan, the 1990 Stock Option Plan and the 1981 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1990.

*10.5 Form of Incentive Stock Option Agreement under the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1996.

10.6 Form of Nonqualified Stock Option Agreement for nonemployee directors under the 1994 Stock Incentive Plan. Incorporated by reference to
          Exhibit 10.6 to Form 10-K for the year ended December 31, 1997.

*10.7 Form of Key Executive Severance Agreement entered with eight current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1989. All of the Key Executive Severance Agreements are identical except for the name of the executive officer and the date of the
          Agreement:

                      Executive Officer            Date of Agreement
                      -----------------            -----------------
                      Joseph C. Berenato           November 4, 1991
                      Robert A. Borlet             July 27, 1988
                      Bruce J. Greenbaum           December 6, 1995
                      Robert B. Hahn               July 27, 1988
                      Robert L. Hansen             May 5, 1993
                      James S. Heiser              July 27, 1988
                      Kenneth R. Pearson           July 27, 1988
                      Samuel D. Williams           June 21, 1989

*10.8 Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

                      Director/Officer             Date of Agreement
                      ----------------             -----------------
                      Norman A. Barkeley           July 29, 1987
                      Joseph C. Berenato           November 4, 1991
                      James S. Heiser              May 6, 1987
                      Kenneth R. Pearson           July 27, 1988
                      Michael W. Williams          February 26, 1999
                      Samuel D. Williams           November 11, 1988
                      H. Frederick Christie        October 23, 1985
                      Robert C. Ducommun           December 31, 1985
                      Kevin S. Moore               October 15, 1994
                      Thomas P. Mullaney           April 8, 1987
                      Richard J. Pearson           October 23, 1985
                      Arthur W. Schmutz            December 31, 1985

*10.9          Description of 1999 Executive Officer Bonus Arrangement.

*10.10 Directors' Deferred Compensation and Retirement Plan, as amended October 29, 1993. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1993.

*10.11 Ducommun Incorporated Executive Retirement Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

*10.12 Ducommun Incorporated Executive Compensation Deferral Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 3, 1993.

*10.13 Ducommun Incorporated Executive Compensation Deferral Plan No. 2 dated October 15, 1994. Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 1994.

11 Reconciliation of the Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

13 1998 Annual Report to Shareholders (not deemed to be filed except as previously incorporated by reference).

21       Subsidiaries of Registrant

23       Consent of PricewaterhouseCoopers LLP

27       Financial Data Schedule

-------------------

  * Indicates an executive compensation plan or arrangement.