Form 10-Q
period 1999-04-03
DUCOMMUN INC /DE/
filed 1999-04-27
CIK 30305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                  For the quarterly period ended April 3, 1999

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


        111 West Ocean Boulevard, Suite 900, Long Beach, California 90802
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (562) 624-0800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                          Yes [X]              No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 3, 1999, there were outstanding 10,384,299 shares of common stock.

                              DUCOMMUN INCORPORATED

                                    FORM 10-Q

                                      INDEX


                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance sheets at April 3, 1999 and
                 December 31, 1998                                          3

                 Consolidated Statements of Income for Three Months
                 Ended April 3, 1999 and April 4, 1998                      4

                 Consolidated Statements of Cash Flows for Three
                 Months Ended April 3, 1999 and April 4, 1998               5

                 Notes to Consolidated Financial Statements               6 - 8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      9 - 12

         Item 3. Quantitative and Qualitative Disclosure About Market
                 Risk                                                      13


Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                          14

         Signatures                                                        15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                  April 3,      December 31,
                                                                      1999              1998
                                                                 ---------      ------------
ASSETS
Current Asssets:
      Cash and cash equivalents                                  $   9,668       $   9,066
      Accounts receivable (less allowance for doubtful
           accounts of $95 and $125)                                18,112          19,680
      Inventories                                                   21,969          19,495
      Deferred income taxes                                          4,728           4,449
      Prepaid income taxes                                           1,259           1,283
      Other current assets                                           2,453           2,437
                                                                 ---------       ---------
            Total Current Assets                                    58,189          56,410
Property and Equipment, Net                                         42,544          41,145
Excess of Cost Over Net Assets Acquired (Net of Accumulated             --              --
      Amortization of $5,835 and $5,468)                            18,606          18,974
Other Assets                                                           675             675
                                                                 ---------       ---------
                                                                 $ 120,014       $ 117,204
                                                                 =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Current portion of long-term debt (Note 4)                 $   1,469       $   1,434
      Accounts payable                                               8,939           7,445
      Accrued liabilties                                            15,318          16,738
                                                                 ---------       ---------
            Total Current Liabilities                               25,726          25,617
Long-Term Debt (Note 4)                                              5,229           5,350
Deferred Income Taxes                                                1,714           1,714
Other Long-Term Liabilities                                            870             818
                                                                 ---------       ---------
            Total Liabilities                                       33,539          33,499
                                                                 ---------       ---------
Commitments and Contingencies (Note 6)
Shareholders' Equity:
      Common stock -- $.01 par value; authorized
            35,000,000 shares; issued 11,357,061
            shares in 1999 and 11,345,255 in 1998                      114             113
      Additional paid-in capital                                    60,461          60,419
      Retained earnings                                             41,030          37,825
      Less common stock held in treasury -- 972,762
            shares in 1999 and 931,762 shares in 1998              (15,130)        (14,652)
                                                                 ---------       ---------
            Total Shareholders' Equity                              86,475          83,705
                                                                 ---------       ---------
                                                                 $ 120,014       $ 117,204
                                                                 =========       =========

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                         For Three Months Ended
                                                        ------------------------
                                                        April 3,        April 4,
                                                            1999            1998
                                                        --------      ----------
Net Sales                                               $ 34,537       $ 43,261

Operating Costs and Expenses:
      Cost of goods sold                                  23,774         29,477
      Selling, general and administrative expenses         5,395          7,698
                                                        --------       --------
            Total Operating Costs and Expenses            29,169         37,175
                                                        --------       --------

Operating Income                                           5,368          6,086
Interest Expense                                             (25)           (83)
                                                        --------       --------

Income Before Taxes                                        5,343          6,003
Income Tax Expense                                        (2,138)        (2,461)
                                                        --------       --------

Net Income                                              $  3,205       $  3,542
                                                        ========       ========
Earnings Per Share:
            Basic earnings per share                    $    .31       $    .32
            Diluted earnings per share                       .30            .30

Weighted Average Number of Common Shares
      for Computation of Earnings Per Share:
            Basic earnings per share                      10,409         11,194
            Diluted earnings per share                    10,758         11,828

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 For Three Months Ended
                                                                 ----------------------
                                                                 April 3,      April 4,
                                                                     1999          1998
                                                                 --------      --------
Cash Flows from Operating Activities:
Net Income                                                       $ 3,205       $ 3,542
Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
            Depreciation and amortization                          1,534         1,407
            Deferred income tax provision                           (279)          146
            Other                                                     54            55
Changes in Assets and Liabilities, Net
            Accounts receivable                                    1,568           591
            Inventories                                           (2,474)          811
            Prepaid income taxes                                      24         2,000
            Other assets                                             (16)         (957)
            Accounts payable                                       1,494            42
            Accrued and other liabilities                         (1,368)       (1,119)
                                                                 -------       -------
                  Net Cash Provided by Operating Activities        3,742         6,518
                                                                 -------       -------
Cash Flows from Investing Activities:
Purchase of Property and Equipment                                (2,619)       (5,024)
                                                                 -------       -------
                  Net Cash Used in Investing Activities           (2,619)       (5,024)
                                                                 -------       -------
Cash Flows from Financing Activities:
Net Repayment of Long-Term Debt                                      (86)         (254)
Purchase of Common Stock for Treasury                               (478)           --
Other                                                                 43            22
                                                                 -------       -------
                  Net Cash Used in Financing Activities             (521)         (232)
                                                                 -------       -------

Net Increase in Cash and Cash Equivalents                            602         1,262
Cash and Cash Equivalents, Beginning of Period                     9,066         2,156
                                                                 -------       -------

Cash and Cash Equivalents, End of Period                         $ 9,668       $ 3,418
                                                                 =======       =======

Supplemental Disclosures of Cash Flows Information:
Interest Expense Paid                                            $    93       $   104
Income Taxes Paid                                                $   139       $    54

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months ended April 3, 1999 and April 4, 1998. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1998.

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

        Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus any potential dilution that could occur if stock options were exercised or converted into common stock in each period. For the three months ended April 3, 1999 and April 4, 1998, income available to common stockholders was $3,205,000 and $3,542,000, respectively. The weighted average number of common shares outstanding for the three months ended April 3, 1999 and April 4, 1998 were 10,409,000 and 11,194,000 and the dilutive shares associated with stock options were 349,000 and 634,000, respectively.

Note 4. Long-term debt is summarized as follows:

                                                      (In Thousands)
                                                 ------------------------
                                                  April 3,   December 31,
                                                      1999           1998
                                                 ---------   ------------
        Bank credit agreement                       $  120        $   --
        Term and real estate loans                   4,523         4,635
        Notes and other liabilities for
          acquisitions                               2,055         2,149
                                                    ------        ------
              Total debt                             6,698         6,784
        Less current portion                         1,469         1,434
                                                    ------        ------
              Total long-term debt                  $5,229        $5,350
                                                    ======        ======

        The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 2001. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (7.75% per annum at April 3, 1999) minus 0.25%. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (1.00% at April 3, 1999). At April 3, 1999, the Company had $39,880,000 of unused lines of credit available. The credit agreement includes fixed charge coverage and maximum leverage ratios, and limitations on future dividend payments and outside indebtedness.

Note 5. Shareholders' Equity

        In May 1998 the shareholders of Ducommun Incorporated authorized the amendment of its Certificate of Incorporation to increase the Company's authorized common stock from 12,500,000 shares to 35,000,000 shares. The Company effected a three-for-two stock split of the Company's common stock in the form of a stock dividend, which was paid on June 10, 1998 to shareholders of record as of May 20, 1998, and is reflected in all references to the number of common shares and per-share amounts in this report. Shares outstanding at April 3, 1999 and April 4, 1998, after adjusting for the stock split, were 10,384,000 and 11,205,000, respectively.

        In July 1998 the Board of Directors authorized the repurchase of up to $15,000,000 of its common stock. In January 1999 the Board of Directors authorized the repurchase of up to an additional $15,000,000 of its common stock. As of April 3, 1999, the Company had repurchased 972,762 shares of common stock in the open market for a total of approximately $15,130,000, or an average price of $15.55 per share.

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

Note 7. Acquisition

        In April 1999, the Company acquired the capital stock of Sheet Metal Specialties Company doing business as SMS Technologies Company ("SMS"), a privately held company based in Chatsworth, California, for $9,629,000 in cash and a $1,500,000 note. SMS is a manufacturer of complex assemblies and sub-assemblies for commercial and military aerospace applications. Sales for the twelve-month period ended March 31, 1999 exceeded $9,800,000. The acquisition of SMS will be accounted for under the purchase method of accounting. The acquisition was funded from internally generated cash, the note payable to the seller and borrowings under the Company's credit agreement with its bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL STATEMENT PRESENTATION

The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented.

ACQUISITION

In April 1999, the Company acquired the capital stock of Sheet Metal Specialties doing business as SMS Technologies Company ("SMS"), a privately held company based in Chatsworth, California, for $9,629,000 in cash and a $1,500,000 note. SMS is a manufacturer of complex assemblies and sub-assemblies for commercial and military aerospace applications. Sales for the twelve-month period ended March 31, 1999 exceeded $9,800,000. The acquisition of SMS will be accounted for under the purchase method of accounting. The acquisition was funded from internally generated cash, the note payable to the seller and borrowings under the Company's credit agreement with its bank.

RESULTS OF OPERATIONS

First Quarter of 1999 Compared to First Quarter of 1998

Net sales decreased 20% to $34,537,000 in the first quarter of 1999. The decrease was due primarily to a reduction in the Company's sales of commercial and military aftermarket products in its aircraft seating and electromechanical switch businesses, and lower sales for Boeing 747 and space programs. Sales in the first quarter of 1999 also were adversely affected by a lack of availability of certain types of titanium due to a strike at a major titanium supplier. The Company expects these factors to continue to adversely impact sales at least through the second and third quarters of 1999. In addition, the Company expects to add sales through acquisitions such as its recent acquisition of SMS.

The Company had substantial sales to Boeing, Lockheed Martin and Raytheon. During the first quarters of 1999 and 1998, sales to Boeing were approximately $10,509,000 and $11,396,000, respectively; sales to Lockheed Martin were approximately $3,385,000 and $4,736,000, respectively; and sales to Raytheon were approximately $1,812,000 and $3,111,000, respectively. The sales relating to Lockheed Martin, Boeing and Raytheon are diversified over a number of different commercial, military and space programs.

At April 3, 1999, backlog believed to be firm was approximately $133,700,000 compared to $138,200,000 at December 31, 1998. Approximately $64,000,000 of backlog is expected to be delivered during 1999.

Gross profit, as a percentage of sales, was 31.2% for the first quarter of 1999 compared to 31.9% in 1998. This decrease was primarily the result of changes in sales mix and production costs spread over lower sales.

Selling, general and administrative expenses, as a percentage of sales, were 15.6% for the first quarter of 1999 compared to 17.8% in 1998. The decrease in these expenses as a percentage of sales was primarily the result of a reduction of personnel related costs.

Interest expense decreased to $25,000 in the first quarter of 1999 compared to $83,000 for 1998. The decrease in interest expense was primarily due to lower debt levels.

Income tax expense decreased to $2,138,000 in the first quarter of 1999 compared to $2,461,000 for 1998. The decrease in income tax expense was primarily due to the decrease in income before taxes. Cash paid for income taxes was $139,000 in the first quarter of 1999, compared to $54,000 in 1998. Net income for the first quarter of 1999 was $3,205,000, or $0.30 per share, compared to $3,542,000, or $0.30 per diluted share, in 1998.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash flow from operating activities for the three months ended April 3, 1999 was $3,742,000, compared to $6,518,000 for the three months ended April 4, 1998. The decrease in cash flow from operating activities resulted principally from an increase in inventory and lower reductions in prepaid taxes, partially offset by a reduction in accounts receivables and increased liabilities. During the first three months of 1999, the Company spent $2,619,000 on capital expenditures, $478,000 to repurchase shares of the Company's common stock and $86,000 to repay principal on its outstanding bank borrowings, promissory notes, and term and commercial real estate loans. The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 1999. The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 2001. At April 3, 1999, the Company had $39,880,000 of unused lines of credit available. See Note 4 to the Notes to Consolidated Financial Statements.

The Company spent $2,619,000 on capital expenditures during the first three months of 1999 and expects to spend approximately $8,000,000 in the aggregate for capital expenditures in 1999. These expenditures are expected to place the Company in a favorable competitive position among aerospace subcontractors, and to allow the Company to take advantage of the offload requirements from its customers.

In July 1998 the Board of Directors authorized the repurchase of up to $15,000,000 of its common stock. In January 1999 the Board of Directors authorized the repurchase of up to an additional $15,000,000 of its common stock. As of April 3, 1999, the Company had repurchased 972,762 shares of common stock in the open market for a total of approximately $15,130,000, or an average price of $15.55 per share. Repurchases will be made from time to time on the open market at prevailing prices.

In April 1999, the Company acquired the capital stock of Sheet Metal Specialties Company doing business as SMS Technologies Company ("SMS"), a privately held company based in Chatsworth, California, for $9,629,000 in cash and a $1,500,000 note. SMS is a manufacturer of complex assemblies and sub-assemblies for commercial and military aerospace applications. Sales for the twelve-month period ended March 31, 1999 exceeded $9,800,000. The acquisition of SMS will be accounted for under the purchase method of accounting. The acquisition was funded from internally generated cash, the note payable to the seller and borrowings under the Company's credit agreement with its bank.

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

FUTURE ACCOUNTING REQUIREMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 will become effective for the Company in 2000. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position, results of operations or cash flow.

YEAR 2000

The Company has commenced, for its systems, a year 2000 date conversion project to address necessary code changes, testing, and implementation. Critical systems have been inventoried and assessed for Year 2000 compliance and the Company is in the process of testing and planning for contingencies. Project completion is planned for mid-1999 at a cost that is not expected to exceed $200,000. The Company expects its year 2000 date conversion project to be completed on a timely basis. The Company is also evaluating both its products and its machinery and equipment against Year 2000 concerns. As a result of these ongoing evaluations, the Company is not currently aware of any significant exposure to contingencies related to the Year 2000 issue as a result of its information systems software, products, or machinery and equipment. The Company anticipates that by mid-1999, all planned evaluation and testing of material internal software applications, operating systems, products and machinery and equipment will be completed without any material expenditures or other material diversions of resources. The Company is currently working with third parties with which it has a material relationship to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risk to the Company in the event any such third parties experience significant business interruptions as a result of Year 2000 noncompliance. The Company expects to complete this review and analysis and to determine the need for contingency planning in this regard by mid-1999. However, there can be no assurance that the systems of the Company, or of other companies on which the Company's business or systems rely, will be Year 2000 compliant in a timely manner or that any such failure to be Year 2000 compliant would not have an adverse effect on the Company's business or systems. Maintenance or modification costs will be expensed as incurred, while the cost of new software will be capitalized and amortized over the software's useful life.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Any forward looking statements made in this Form 10-Q report involve risks and uncertainties. The Company's future financial results could differ materially from those anticipated due to the Company's dependence on conditions in the airline industry, the level of new commercial aircraft orders, the production rate for the Space Shuttle program, the level of defense spending, competitive pricing pressures, technology and product development risks and uncertainties, product performance, risks associated with acquisitions and dispositions of businesses by the Company, increasing consolidation of customers and suppliers in the aerospace industry, availability of raw materials and components from suppliers, and other factors beyond the Company's control.

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


                                           DUCOMMUN INCORPORATED
                                               (Registrant)


                                           By: /s/ James S. Heiser
                                               ---------------------------------
                                               James S. Heiser
                                               Vice President, Chief Financial
                                               Officer and General Counsel
                                               (Duly Authorized Officer of the
                                               Registrant)



                                            By: /s/ Samuel D. Williams
                                                --------------------------------
                                                Samuel D. Williams
                                                Vice President and Controller
                                                (Chief Accounting Officer of the
                                                Registrant)


Date: April 27, 1999

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  27              Financial Data Schedule