Form 10-Q
period 1999-07-03
DUCOMMUN INC /DE/
filed 1999-07-27
CIK 30305

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended July 3, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________


                          Commission File Number 1-8174


                              DUCOMMUN INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  95-0693330
-------------------------------------------     --------------------------------
     (State or other jurisdiction of                    I.R.S. Employer
      incorporation or organization)                   Identification No.

        111 West Ocean Boulevard, Suite 900, Long Beach, California 90802
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (562) 624-0800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                  Yes [X]                     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 3, 1999, there were outstanding 10,353,485 shares of common stock.

                              DUCOMMUN INCORPORATED

                                    FORM 10-Q


                                      INDEX

                                                                                Page
                                                                                ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at July 3, 1999 and
                  December 31, 1998                                                3

                  Consolidated Statements of Income for Three Months
                  Ended July 3, 1999 and July 4, 1998                              4

                  Consolidated Statements of Income for Six Months
                  Ended July 3, 1999 and July 4, 1998                              5

                  Consolidated Statements of Cash Flows for Six
                  Months Ended July 3, 1999 and July 4, 1998                       6

                  Notes to Consolidated Financial Statements                     7 - 9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           10 - 15

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk       16


Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security of Holders          17

         Item 6.  Exhibits and Reports on Form 8-K                                17

         Signatures                                                               18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                 July 3,      December 31,
                                                                  1999            1998
                                                                ---------     ------------
ASSETS
Current Asssets:
      Cash and cash equivalents                                 $   1,065      $   9,066
      Accounts receivable (less allowance for doubtful
       accounts of $132 and $125)                                  18,108         19,680
      Inventories                                                  22,059         19,495
      Deferred income taxes                                         4,284          4,449
      Prepaid income taxes                                          1,259          1,283
      Other current assets                                          3,391          2,437
                                                                ---------      ---------
            Total Current Assets                                   50,166         56,410
Property and Equipment, Net                                        43,035         41,145
Excess of Cost Over Net Assets Acquired (Net of Accumulated
 Amortization of $6,304 and $5,468)                                27,462         18,974
Other Assets                                                          687            675
                                                                ---------      ---------
                                                                $ 121,350      $ 117,204
                                                                =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Current portion of long-term debt (Note 4)                $   1,539      $   1,434
      Accounts payable                                              7,523          7,445
      Accrued liabilties                                           14,630         16,738
                                                                ---------      ---------
            Total Current Liabilities                              23,692         25,617
Long-Term Debt (Note 4)                                             5,606          5,350
Deferred Income Taxes                                               1,714          1,714
Other Long-Term Liabilities                                           870            818
                                                                ---------      ---------
            Total Liabilities                                      31,882         33,499
                                                                ---------      ---------
Commitments and Contingencies (Note 6)
Shareholders' Equity:
      Commonstock -- $.01 par value; authorized 35,000,000
       shares; issued 10,409,985 shares in 1999 and
       11,345,255 in 1998                                             104            113
      Additional paid-in capital (Note 5)                          45,570         60,419
      Retained earnings                                            44,419         37,825
      Less common stock held in treasury -- 56,500 shares
       in 1999 and 931,762 shares in 1998 (Note 5)                   (625)       (14,652)
                                                                ---------      ---------
            Total Shareholders' Equity                             89,468         83,705
                                                                ---------      ---------
                                                                $ 121,350      $ 117,204
                                                                =========      =========



See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                       For Three Months Ended
                                                       ----------------------
                                                        July 3,       July 4,
                                                         1999          1998
                                                       --------      --------
Net Sales                                              $ 36,470      $ 45,754

Operating Costs and Expenses:

      Cost of goods sold                                 24,878        29,774
      Selling, general and administrative expenses        5,816         7,283
                                                       --------      --------
            Total Operating Costs and Expenses           30,694        37,057
                                                       --------      --------

Operating Income                                          5,776         8,697
Interest Expense                                           (129)         (125)
                                                       --------      --------

Income Before Taxes                                       5,647         8,572
Income Tax Expense                                       (2,258)       (3,515)
                                                       --------      --------

Net Income                                             $  3,389      $  5,057
                                                       ========      ========

Earnings Per Share:

      Basic earnings per share                         $    .33      $    .45
      Diluted earnings per share                            .32           .43

Weighted Average Number of Common Shares for Computation of Earnings Per Share:

      Basic earnings per share                           10,374        11,236
      Diluted earnings per share                         10,697        11,811



See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                        For Six Months Ended
                                                       ----------------------
                                                        July 3,       July 4,
                                                         1999          1998
                                                       --------      --------
Net Sales                                              $ 71,007      $ 89,015

Operating Costs and Expenses:
      Cost of goods sold                                 48,652        59,251
      Selling, general and administrative expenses       11,211        14,981
                                                       --------      --------
            Total Operating Costs and Expenses           59,863        74,232
                                                       --------      --------

Operating Income                                         11,144        14,783
Interest Expense                                           (154)         (208)
                                                       --------      --------

Income Before Taxes                                      10,990        14,575
Income Tax Expense                                       (4,396)       (5,976)
                                                       --------      --------

Net Income                                             $  6,594      $  8,599
                                                       ========      ========

Earnings Per Share:
      Basic earnings per share                         $    .63      $    .77
      Diluted earnings per share                            .61           .73

Weighted Average Number of Common Shares
 for Computation of Earnings Per Share:
      Basic earnings per share                           10,392        11,215
      Diluted earnings per share                         10,727        11,783



See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 For Six Months Ended
                                                                ----------------------
                                                                 July 3,       July 4,
                                                                  1999          1998
                                                                --------      --------
Cash Flows from Operating Activities:
Net Income                                                      $  6,594      $  8,599
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
            Depreciation and amortization                          3,495         2,857
            Deferred income tax provision                            165           348
Changes in Assets and Liabilities, Net
            Accounts receivable                                    2,829        (2,537)
            Inventories                                           (1,729)        4,257
            Prepaid income taxes                                      60         2,650
            Other assets                                            (954)         (861)
            Accounts payable                                        (139)         (444)
            Accrued and other liabilities                         (2,656)         (654)
                                                                --------      --------
                  Net Cash Provided by Operating Activities        7,665        14,215
                                                                --------      --------
Cash Flows from Investing Activities:
Purchase of Property and Equipment                                (3,600)       (7,309)
Acquisition                                                      (10,096)       (8,146)
Other                                                                 --           194
                                                                --------      --------
                  Net Cash Used in Investing Activities          (13,696)      (15,261)
                                                                --------      --------
Cash Flows from Financing Activities:
Net Repayment of Long-Term Debt                                   (1,139)         (490)
Purchase of Common Stock                                            (911)           --
Other                                                                 80           259
                                                                --------      --------
                  Net Cash Used in Financing Activities           (1,970)         (231)
                                                                --------      --------
Net Increase in Cash and Cash Equivalents                         (8,001)       (1,277)
Cash and Cash Equivalents, Beginning of Period                     9,066         2,156
                                                                --------      --------
Cash and Cash Equivalents, End of Period                        $  1,065      $    879
                                                                ========      ========
Supplemental Disclosures of Cash Flows Information:
Interest Expense Paid                                           $    452      $    243
Income Taxes Paid                                               $  4,980      $  2,165



See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months and six months ended July 3, 1999 and July 4, 1998. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1998.

Note 2. Certain amounts and disclosures included in the consolidated financial statements required management to make estimates which could differ from actual results.

Note 3.  Earnings Per Share

         Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus any potential dilution that could occur if stock options were exercised or converted into common stock in each period. For the three months ended July 3, 1999 and July 4, 1998, income available to common stockholders was $3,389,000 and $5,057,000, respectively. The weighted average number of common shares outstanding for the three months ended July 3, 1999 and July 4, 1998 were 10,374,000 and 11,236,000 and the dilutive shares associated with stock options were 323,000 and 575,000, respectively. For the six months ended July 3, 1999 and July 4, 1998, income available to common stockholders was $6,594,000 and $8,599,000, respectively. The weighted average number of common shares outstanding for the six months ended July 3, 1999 and July 4, 1998 were 10,392,000 and 11,215,000 and the dilutive shares associated with stock options were 335,000 and 568,000, respectively.

Note 4.  Long-term debt is summarized as follows:

                                            (In Thousands)
                                         ---------------------
                                         July 3,   December 31,
                                          1999         1998
                                         -------   ------------
         Term and real estate loans      $4,409       $4,635
         Notes and other liabilities
          for acquisitions                2,736        2,149
                                         ------       ------
               Total debt                 7,145        6,784
         Less current portion             1,539        1,434
                                         ------       ------
               Total long-term debt      $5,606       $5,350
                                         ======       ======

         The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 2001. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (8.00% per annum at July 3, 1999) minus 0.25%. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (1.00% at July 3, 1999). At July 3, 1999, the Company had $40,000,000 of unused lines of credit available. The credit agreement includes fixed charge coverage and maximum leverage ratios, and limitations on future dividend payments and outside indebtedness.

Note 5.  Shareholders' Equity

         In July 1998 the Board of Directors authorized the repurchase of up to $15,000,000 of its common stock. In January 1999 the Board of Directors authorized the repurchase of up to an additional $15,000,000 of its common stock. As of July 3, 1999, the Company had repurchased 1,010,262 shares of common stock in the open market for a total of approximately $15,563,000, or an average price of $15.40 per share. In April 1999 the Company cancelled 953,762 shares of its treasury stock.

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

Note 7.  Acquisition

         In April 1999, the Company acquired the capital stock of Sheet Metal Specialties Company doing business as SMS Technologies Company ("SMS"), a privately held company based in Chatsworth, California, for $10,096,000 in cash, net of cash acquired and payments of other liabilities of SMS, and a $1,500,000 note. SMS is a manufacturer of sub-assemblies for commercial and military aerospace applications. Sales for the twelve-month period ended March 31, 1999 exceeded $9,800,000.

         In June 1998, the Company acquired the capital stock of American Electronics, Inc. ("AEI") for $8,146,000 in cash and $1,900,000 in notes and other liabilities. AEI is a leading manufacturer of high-precision actuators, stepper motors, fractional horsepower motors and resolvers principally for commercial and military space applications.

         The acquisitions of SMS and AEI were accounted for under the purchase method of accounting and, accordingly, the operating results for SMS and AEI have been included in the consolidated statements of income since the dates of the respective acquisitions. The cost of the acquisitions was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. These acquisitions accounted for approximately $14,955,000 and $5,268,000 of the excess of cost over net assets acquired at July 3, 1999 and July 4, 1998, respectively. Such excess is being amortized on a straight-line basis over fifteen years.

         The acquisitions were funded from internally generated cash, notes and other amounts payable to sellers, and borrowings under the Company's credit agreement with its bank (see Financial Condition for additional information).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL STATEMENT PRESENTATION
--------------------------------

The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented.

ACQUISITION
-----------

In April 1999, the Company acquired the capital stock of Sheet Metal Specialties Company doing business as SMS Technologies Company ("SMS"), a privately held company based in Chatsworth, California, for $10,096,000 in cash, net of cash acquired and payment of other liabilities of SMS, and a $1,500,000 note. SMS is a manufacturer of sub-assemblies for commercial and military aerospace applications. Sales for the twelve-month period ended March 31, 1999 exceeded $9,800,000.

In June 1998, the Company acquired the capital stock of American Electronics, Inc. ("AEI") for $8,146,000 in cash and $1,900,000 in notes and other liabilities. AEI is a leading manufacturer of high-precision actuators, stepper motors, fractional horsepower motors and resolvers principally for commercial and military space applications.

The acquisitions of SMS and AEI were accounted for under the purchase method of accounting and, accordingly, the operating results for SMS and AEI have been included in the consolidated statements of income since the dates of the respective acquisitions. The cost of the acquisitions was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. These acquisitions accounted for approximately $14,955,000 and $5,268,000 of the excess of cost over net assets acquired at July 3, 1999 and July 4, 1998, respectively. Such excess is being amortized on a straight-line basis over fifteen years.

The acquisitions were funded from internally generated cash, notes and other amounts payable to sellers, and borrowings under the Company's credit agreement with its bank (see Financial Condition for additional information).

RESULTS OF OPERATIONS
---------------------

Second Quarter of 1999 Compared to Second Quarter of 1998
---------------------------------------------------------

Net sales decreased 20% to $36,470,000 in the second quarter of 1999. The decrease was due primarily to a reduction in the Company's sales of commercial and military aftermarket products in its aircraft seating and electromechanical switch businesses, lower sales for Boeing commercial aircraft, lower sales for space programs, and lower sales for certain commercial and military programs due to a lack of titanium availability. Sales for Boeing aircraft were lower, principally because of what the Company believes are on-going inventory reductions by Boeing and its major suppliers. Sales for space programs continued to be lower due to timing differences in production scheduling. Sales for certain commercial and military programs were adversely affected by the lack of titanium availability, notwithstanding the settling of a strike in April 1999 by one of the Company's major titanium suppliers. The Company expects these factors to continue to adversely impact sales at least through the fourth quarter of 1999.

The Company had substantial sales to Boeing, Lockheed Martin and Raytheon. During the second quarters of 1999 and 1998, sales to Boeing were approximately $9,887,000 and $14,238,000, respectively; sales to Lockheed Martin were approximately $4,462,000 and $5,676,000, respectively; and sales to Raytheon were approximately $2,136,000 and $2,539,000, respectively. The sales relating to Lockheed Martin, Boeing and Raytheon are diversified over a number of different commercial, military and space programs.

Gross profit, as a percentage of sales, was 31.8% for the second quarter of 1999 compared to 34.9% in 1998. This decrease was primarily the result of changes in sales mix and nonvariable production costs spread over lower sales.

Selling, general and administrative expenses, as a percentage of sales, were 15.9% for the second quarter of 1999 compared to 15.9% in 1998.

Interest expense increased to $129,000 in the second quarter of 1999 compared to $125,000 for 1998. The increase in interest expense was primarily due to higher debt levels.

Income tax expense decreased to $2,258,000 in the second quarter of 1999 compared to $3,515,000 for 1998. The decrease in income tax expense was primarily due to the decrease in income before taxes.

Net income for the second quarter of 1999 was $3,389,000, or $0.32 per share, compared to $5,057,000, or $0.43 per diluted share, in 1998.

Six Months of 1999 Compared with Six Months of 1998
---------------------------------------------------

Net sales decreased 20% to $36,470,000 in the second quarter of 1999. The decrease was due primarily to a reduction in the Company's sales of commercial and military aftermarket products in its aircraft seating and electromechanical switch businesses, lower sales for Boeing commercial aircraft, lower sales for space programs, and lower sales for certain commercial and military programs due to a lack of titanium availability. Sales for Boeing aircraft were lower, principally because of what the Company believes are on-going inventory reductions by Boeing and its major suppliers. Sales for space programs continued to be lower due to timing differences in production scheduling. Sales for certain commercial and military programs were adversely affected by the lack of titanium availability, notwithstanding the settling of a strike in April 1999 by one of the Company's major titanium suppliers. The Company expects these factors to continue to adversely impact sales at least through the fourth quarter of 1999.

The Company had substantial sales to Boeing, Lockheed Martin and Raytheon. During the first six months of 1999 and 1998, sales to Boeing were approximately $20,396,000 and $25,634,000, respectively; sales to Lockheed Martin were approximately $7,847,000 and $10,412,000, respectively; and sales to Raytheon were approximately $4,502,000 and $5,650,000, respectively. The sales relating to Lockheed Martin, Boeing and Raytheon are diversified over a number of different commercial, military and space programs.

At July 3, 1999, backlog believed to be firm was approximately $126,300,000 compared to $138,200,000 at December 31, 1998. Approximately $39,600,000 of backlog is expected to be delivered during 1999.

Gross profit, as a percentage of sales, was 31.5% for the first six months of 1999 compared to 33.4% in 1998. This decrease was primarily the result of changes in sales mix and nonvariable production costs spread over lower sales.

Selling, general and administrative expenses, as a percentage of sales, were 15.8% for the first six months of 1999 compared to 16.8% in 1998. The decrease in these expenses as a percentage of sales was primarily the result of a reduction of personnel related costs.

Interest expense decreased to $154,000 in the first six months of 1999 compared to $208,000 for 1998. The decrease in interest expense was primarily due to lower debt levels.

Income tax expense decreased to $4,396,000 in the first six months of 1999 compared to $5,976,000 for 1998. The decrease in income tax expense was primarily due to the decrease in income before taxes.

Net income for the first six months of 1999 was $6,594,000, or $0.61 per share, compared to $8,599,000, or $0.73 per diluted share, in 1998.

FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources
-------------------------------

Cash flow from operating activities for the six months ended July 3, 1999 was $7,665,000, compared to $14,215,000 for the six months ended July 4, 1998. The decrease in cash flow from operating activities resulted principally from lower net income, a reduction in accrued and other liabilities, an increase in inventory and lower reductions in prepaid taxes, partially offset by a reduction in accounts receivables. During the first six months of 1999, the Company spent $3,600,000 on capital expenditures, $911,000 to repurchase shares of the Company's common stock and $1,139,000 to repay principal on its outstanding bank borrowings, promissory notes, and term and commercial real estate loans. The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 1999. The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 2001. At July 3, 1999, the Company had $40,000,000 of unused lines of credit available. See Note 4 to the Notes to Consolidated Financial Statements.

The Company spent $3,600,000 on capital expenditures during the first six months of 1999 and expects to spend approximately $7,000,000 in the aggregate for capital expenditures in 1999. These expenditures are expected to place the Company in a favorable competitive position among aerospace subcontractors, and to allow the Company to take advantage of the offload requirements from its customers.

In July 1998 the Board of Directors authorized the repurchase of up to $15,000,000 of its common stock. In January 1999 the Board of Directors authorized the repurchase of up to an additional $15,000,000 of its common stock. As of July 3, 1999, the Company had repurchased 1,010,262 shares of common stock in the open market for a total of approximately $15,563,000, or an average price of $15.40 per share. Repurchases will be made from time to time on the open market at prevailing prices.

In April 1999, the Company acquired the capital stock of Sheet Metal Specialties Company doing business as SMS Technologies Company ("SMS"), a privately held company based in Chatsworth, California, for $10,096,000 in cash, net of cash acquired and payments of other liabilities of SMS, and a $1,500,000 note. SMS is a manufacturer of sub-assemblies for commercial and military aerospace applications. Sales for the twelve-month period ended March 31, 1999 exceeded $9,800,000. The acquisition of SMS will be accounted for under the purchase method of accounting. The acquisition was funded from internally generated cash, a note payable to the seller and borrowings under the Company's credit agreement with its bank.

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

FUTURE ACCOUNTING REQUIREMENTS
------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 will become effective for the Company in 2000. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position, results of operations or cash flow.

YEAR 2000
---------

The Company has commenced, for its systems, a year 2000 date conversion project to address necessary code changes, testing, and implementation. Critical systems have been inventoried and assessed for Year 2000 compliance and the Company is in the process of testing and planning for contingencies. Project completion is planned for September 1999 at a cost that is not expected to exceed $200,000. The Company expects its year 2000 date conversion project to be completed on a timely basis. The Company is also evaluating both its products and its machinery and equipment against Year 2000 concerns. As a result of these ongoing evaluations, the Company is not currently aware of any significant exposure to contingencies related to the Year 2000 issue as a result of its information systems software, products, or machinery and equipment. The Company anticipates that by September 1999, all planned evaluation and testing of material internal software applications, operating systems, products and machinery and equipment will be completed without any material expenditures or other material diversions of resources. The Company is currently working with third parties with which it has a material relationship to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risk to the Company in the event any such third parties experience significant business interruptions as a result of Year 2000 noncompliance. The Company expects to complete this review and analysis and to determine the need for contingency planning in this regard by September 1999. However, there can be no assurance that the systems of the Company, or of other companies on which the Company's business or systems rely, will be Year 2000 compliant in a timely manner or that any such failure to be Year 2000 compliant would not have an adverse effect on the Company's business or systems. Maintenance or modification costs will be expensed as incurred, while the cost of new software will be capitalized and amortized over the software's useful life.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Inapplicable.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The 1999 annual meeting of the Company was held on May 5, 1999. At the meeting, Robert C. Ducommun and Thomas P. Mullaney were elected as directors of the Company to serve for three-year terms expiring at the annual meeting in 2002. In the election of directors, the shareholder vote was as follows: Robert C. Ducommun, For - 8,260,051, Abstain - 1,556,504; Thomas P. Mullaney, For - 8,257,270, Abstain - 1,559,285.
         The directors whose terms of office continued after the annual meeting are: Norman A. Barkeley, Joseph C. Berenato, H. Frederick Christie, Kevin S. Moore, Richard J. Pearson and Arthur W. Schmutz.

Item 6.  Exhibits and Reports on Form 8-K.

         The following exhibits are filed with this report.

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

Date:  July 27, 1999

                                 EXHIBIT INDEX

Exhibit
Number          Description
------          -----------
  27            Financial Data Schedule