Form 10-Q
period 1999-10-02
DUCOMMUN INC /DE/
filed 1999-10-27
CIK 30305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                 For the quarterly period ended October 2, 1999

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                          Commission File Number 1-8174

                              DUCOMMUN INCORPORATED
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 95-0693330
-----------------------------------------    -----------------------------------
    (State or other jurisdiction of                   I.R.S. Employer
     incorporation or organization)                  Identification No.

        111 West Ocean Boulevard, Suite 900, Long Beach, California 90802
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (562) 624-0800
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                    Yes [X]                     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 2, 1999, there were outstanding 9,907,663 shares of common stock.

                              DUCOMMUN INCORPORATED
                                    FORM 10-Q
                                      INDEX

                                                                                 Page
                                                                                 ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at October 2, 1999 and
                  December 31, 1998                                                3

                  Consolidated Statements of Income for Three Months
                  Ended October 2, 1999 and October 3, 1998                        4

                  Consolidated Statements of Income for Nine Months
                  Ended October 2, 1999 and October 3, 1998                        5

                  Consolidated Statements of Cash Flows for Nine
                  Months Ended October 2, 1999 and October 3, 1998                 6

                  Notes to Consolidated Financial Statements                     7 - 10

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           11 - 17

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk       18


Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                19

         Signatures                                                               20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                               October 2,   December 31,
                                                                  1999          1998
                                                               ----------   ------------
ASSETS
Current Asssets:
      Cash and cash equivalents                                $      91     $   9,066
      Accounts receivable (less allowance for doubtful
           accounts of $154 and $125)                             17,747        19,680
      Inventories                                                 22,880        19,495
      Deferred income taxes                                        4,073         4,449
      Prepaid income taxes                                           363         1,283
      Other current assets                                         3,157         2,437
                                                               ---------     ---------
            Total Current Assets                                  48,311        56,410
Property and Equipment, Net                                       43,277        41,145
Excess of Cost Over Net Assets Acquired (Net of Accumulated
      Amortization of $6,824 and $5,468)                          26,794        18,974
Deferred Income Taxes                                                128            --
Other Assets                                                         777           675
                                                               ---------     ---------
                                                               $ 119,287     $ 117,204
                                                               =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Current portion of long-term debt (Note 4)               $   1,518     $   1,434
      Accounts payable                                             6,633         7,445
      Accrued liabilties                                          14,300        16,738
                                                               ---------     ---------
            Total Current Liabilities                             22,451        25,617
Long-Term Debt (Note 4)                                            6,386         5,350
Deferred Income Taxes                                              1,714         1,714
Other Long-Term Liabilities                                          870           818
                                                               ---------     ---------
            Total Liabilities                                     31,421        33,499
                                                               ---------     ---------

Commitments and Contingencies (Note 6)
Shareholders' Equity:
      Common stock -- $.01 par value; authorized 35,000,000
            shares; issued 10,419,463 shares in 1999 and
            11,345,255 in 1998                                       104           113
      Additional paid-in capital (Note 5)                         45,587        60,419
      Retained earnings                                           48,089        37,825
      Less common stock held in treasury -- 511,800 shares
            in 1999 and 931,762 shares in 1998 (Note 5)           (5,914)      (14,652)
                                                               ---------     ---------
            Total Shareholders' Equity                            87,866        83,705
                                                               ---------     ---------
                                                               $ 119,287     $ 117,204
                                                               =========     =========



See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                     For Three Months Ended
                                                     -----------------------
                                                     October 2,   October 3,
                                                        1999         1998
                                                     ----------   ----------
Net Sales                                             $ 37,218     $ 41,273

Operating Costs and Expenses:
      Cost of goods sold                                25,104       27,785
      Selling, general and administrative expenses       6,101        6,163
                                                      --------     --------
            Total Operating Costs and Expenses          31,205       33,948
                                                      --------     --------

Operating Income                                         6,013        7,325
Gain on Sale of Subsidiary                                  --        9,249
Interest Expense                                          (105)         (13)
                                                      --------     --------
Income Before Taxes                                      5,908       16,561
Income Tax Expense                                      (2,238)      (6,041)
                                                      --------     --------

Net Income                                            $  3,670     $ 10,520
                                                      ========     ========

Earnings Per Share:
            Basic earnings per share                  $    .36     $    .94
            Diluted earnings per share                     .35          .90

Weighted Average Number of Common Shares
      for Computation of Earnings Per Share:
            Basic earnings per share                    10,243       11,218
            Diluted earnings per share                  10,569       11,707



See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                       For Nine Months Ended
                                                      ------------------------
                                                      October 2,    October 3,
                                                         1999          1998
                                                      ---------     ---------
Net Sales                                             $ 108,225     $ 130,288

Operating Costs and Expenses:
      Cost of goods sold                                 73,756        87,036
      Selling, general and administrative expenses       17,312        21,144
                                                      ---------     ---------
            Total Operating Costs and Expenses           91,068       108,180
                                                      ---------     ---------

Operating Income                                         17,157        22,108
Gain on Sale of Subsidiary                                   --         9,249
Interest Expense                                           (259)         (221)
                                                      ---------     ---------
Income Before Taxes                                      16,898        31,136
Income Tax Expense                                       (6,634)      (12,017)
                                                      ---------     ---------

Net Income                                            $  10,264     $  19,119
                                                      =========     =========

Earnings Per Share:
            Basic earnings per share                  $     .99     $    1.70
            Diluted earnings per share                      .96          1.63

Weighted Average Number of Common Shares
      for Computation of Earnings Per Share:
            Basic earnings per share                     10,342        11,225
            Diluted earnings per share                   10,665        11,728



See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               For Nine Months Ended
                                                              -----------------------
                                                              October 2,   October 3,
                                                                 1999         1998
                                                              ----------   ----------
Cash Flows from Operating Activities:
Net Income                                                     $ 10,264     $ 19,119
Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
            Depreciation and amortization                         5,011        4,352
            Gain on sale of subsidiary                               --       (9,249)
            Deferred income tax provision                           248        1,663
            Other                                                   433           42
Changes in Assets and Liabilities, Net of Effects
       From Acquisitions and Disposition:
            Accounts receivable                                   3,190          164
            Inventories                                          (2,550)       3,069
            Prepaid income taxes                                    956        2,650
            Other assets                                           (810)        (952)
            Accounts payable                                     (1,029)        (975)
            Accrued and other liabilities                        (2,986)       2,297
                                                               --------     --------
                  Net Cash Provided by Operating Activities      12,727       22,180
                                                               --------     --------

Cash Flows from Investing Activities:
Purchase of Property and Equipment                               (5,120)      (9,329)
Proceeds from Sale of Subsidiary                                     --       17,250
Cash Payments Related to Sale of Subsidiary                          --       (1,143)
Acquisition of Businesses                                       (10,096)      (8,165)
Other                                                                --          208
                                                               --------     --------
                  Net Cash Used in Investing Activities         (15,216)      (1,179)
                                                               --------     --------

Cash Flows from Financing Activities:
Net Repayment of Long-Term Debt                                    (380)        (716)
Purchase of Common Stock                                         (6,200)      (3,409)
Other                                                                94          778
                                                               --------     --------
                  Net Cash Used in Financing Activities          (6,486)      (3,347)
                                                               --------     --------

Net (Decrease) Increase in Cash and Cash Equivalents             (8,975)      17,654
Cash and Cash Equivalents, Beginning of Period                    9,066        2,156
                                                               --------     --------

Cash and Cash Equivalents, End of Period                       $     91     $ 19,810
                                                               ========     ========

Supplemental Disclosures of Cash Flows Information:
Interest Expense Paid                                          $    536     $    338
Income Taxes Paid                                              $  6,575     $  4,270



See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months and nine months ended October 2, 1999 and October 3, 1998. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1998.

Note 2. Certain amounts and disclosures included in the consolidated financial statements required management to make estimates which could differ from actual results.

Note 3.  Earnings Per Share

         Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus any potential dilution that could occur if stock options were exercised or converted into common stock in each period. For the three months ended October 2, 1999 and October 3, 1998, income available to common stockholders was $3,670,000 and $10,520,000, respectively. The weighted average number of common shares outstanding for the three months ended October 2, 1999 and October 3, 1998 were 10,243,000 and 11,218,000 and the dilutive shares associated with stock options were 326,000 and 489,000, respectively. For the nine months ended October 2, 1999 and October 3, 1998, income available to common stockholders was $10,264,000 and $19,119,000, respectively. The weighted average number of common shares outstanding for the nine months ended October 2, 1999 and October 3, 1998 were 10,342,000 and 11,225,000 and the dilutive shares associated with stock options were 323,000 and 503,000, respectively.

Note 4.    Long-term debt is summarized as follows:

                                                           (In Thousands)
                                                       ------------------------
                                                       October 2,  December 31,
                                                          1999        1998
                                                       ----------  ------------
           Bank credit agreement                           $  905      $   --
           Term and real estate loans                       4,293       4,635
           Notes and other liabilities for acquisitions     2,706       2,149
                                                           ------      ------
                 Total debt                                 7,904       6,784
           Less current portion                             1,518       1,434
                                                           ------      ------
                 Total long-term debt                      $6,386      $5,350
                                                           ======      ======

           The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 2001. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (8.25% per annum at October 2, 1999) minus 0.25%. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (1.00% at October 2, 1999). At October 2, 1999, the Company had $39,095,000 of unused line of credit available. The credit agreement includes fixed charge coverage and maximum leverage ratios, and limitations on future dividend payments and outside indebtedness.

Note 5.    Shareholders' Equity

           In July 1998 the Board of Directors authorized the repurchase of up to $15,000,000 of its common stock. In January 1999 the Board of Directors authorized the repurchase of up to an additional $15,000,000 of its common stock. In the first nine months of 1999, the Company repurchased 533,800 shares of common stock in the open market for a total of approximately $6,200,000, or an average price of $11.61 per share. In April 1999 the Company cancelled 953,762 shares of its treasury stock.

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

Note 7.    Acquisitions and Divestiture

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

           The acquisitions of SMS and AEI were accounted for under the purchase method of accounting and, accordingly, the operating results for SMS and AEI have been included in the consolidated statements of income since the dates of the respective acquisitions. The cost of the acquisitions was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. These acquisitions accounted for approximately $14,805,000 and $5,268,000 of the excess of cost over net assets acquired at October 2, 1999 and October 3, 1998, respectively. Such excess is being amortized on a straight-line basis over fifteen years.

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

ACQUISITIONS AND DIVESTITURE

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

The acquisitions of SMS and AEI were accounted for under the purchase method of accounting and, accordingly, the operating results for SMS and AEI have been included in the consolidated statements of income since the dates of the respective acquisitions. The cost of the acquisitions was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. These acquisitions accounted for approximately $14,805,000 and $5,268,000 of the excess of cost over net assets acquired at October 2, 1999 and October 3, 1998, respectively. Such excess is being amortized on a straight-line basis over fifteen years.

The acquisitions were funded from internally generated cash, notes and other amounts payable to sellers, and borrowings under the Company's credit agreement with its bank (see Financial Condition for additional information).

In August 1998, the Company sold the capital stock of its wireless communications subsidiary, 3dbm, Inc. ("3dbm") for $17,250,000 in cash. The transaction resulted in an after-tax gain of $6,206,000, or $0.53 per diluted share, which was recorded in the third quarter 1998 results.

RESULTS OF OPERATIONS

Third Quarter of 1999 Compared to Third Quarter of 1998

Net sales decreased 10% to $37,218,000 in the third quarter of 1999. The decrease was due primarily to a reduction in the Company's sales of commercial and military aftermarket products in its aircraft seating and electromechanical switch businesses and lower sales for Boeing commercial aircraft and space programs. Sales for Boeing aircraft were lower, principally because of lower commercial aircraft production rates and what the Company believes are on-going inventory reductions by Boeing and its major suppliers. Sales for space programs continued to be lower due to timing differences in production scheduling. The Company expects these factors to continue to adversely impact sales at least through the fourth quarter of 1999.

The Company had substantial sales to Boeing, Lockheed Martin and Raytheon. During the third quarters of 1999 and 1998, sales to Boeing were approximately $9,912,000 and $11,514,000, respectively; sales to Lockheed Martin were approximately $4,195,000 and $4,421,000, respectively; and sales to Raytheon were approximately $2,426,000 and $2,928,000, respectively. The sales relating to Boeing, Lockheed Martin and Raytheon are diversified over a number of different commercial, military and space programs.

In October 1999 the Company announced that its AHF-Ducommun (AHF) subsidiary was awarded a long-term follow-on contract to manufacture aluminum and titanium parts for fuselage components assembled by Boeing-Wichita for B-737NG, 757, 767 and 777 aircraft. The contract covers deliveries through March 2004 for existing work manufactured at AHF's Gardena, California facility. At projected delivery rates, the contract is valued in excess of $75 million. In August 1999 the Company announced that its Brice Manufacturing subsidiary had been selected by European Leisure Group members LTU International Airways, Balair/CTA and Sobelair to supply its B1000 economy class passenger seat for the airlines' Boeing 767 fleet. The contract is valued at more than $4 million.

Gross profit, as a percentage of sales, remained relatively unchanged at 32.5% for the third quarter of 1999 compared to 32.7% in 1998.

Selling, general and administrative expenses decreased to $6,101,000 in the third quarter of 1999 compared to $6,163,000 for 1998. This decrease was primarily the result of a reduction of personnel related costs partially offset by higher goodwill amortization expense in 1999.

Interest expense increased to $105,000 in the third quarter of 1999 compared to $13,000 for 1998. The increase in interest expense was primarily due to higher debt levels and lower interest income from invested cash in 1999 compared to 1998, which was offset against interest expense.

Income tax expense decreased to $2,238,000 in the third quarter of 1999 compared to $6,041,000 for 1998. The decrease in income tax expense was primarily due to the decrease in income before taxes and $3,043,000 of income taxes related to the gain on the sale of 3dbm, Inc. in August 1998.

Net income for the third quarter of 1999 was $3,670,000, or $0.35 per diluted share, compared to $10,520,000, or $0.90 per diluted share, in 1998. Net Income for the third quarter of 1998 included an after-tax gain of $6,206,000, or $0.53 per diluted share, from the sale of the capital stock of 3dbm, Inc.


Nine Months of 1999 Compared with Nine Months of 1998

Net sales decreased 17% to $108,225,000 in the first nine months of 1999. The decrease was due primarily to a reduction in the Company's sales of commercial and military aftermarket products in its aircraft seating and electromechanical switch businesses, lower sales for Boeing commercial aircraft, lower sales for space programs, and lower sales for certain commercial and military programs due to a lack of titanium availability. Sales for Boeing aircraft were lower, principally because of lower commercial aircraft production rates and what the Company believes are on-going inventory reductions by Boeing and its major suppliers. Sales for space programs continued to be lower due to timing differences in production scheduling. Sales for certain commercial and military programs were adversely affected by the lack of titanium availability. The Company expects these factors to continue to adversely impact sales at least through the fourth quarter of 1999.

The Company had substantial sales to Boeing, Lockheed Martin and Raytheon. During the first nine months of 1999 and 1998, sales to Boeing were approximately $30,308,000 and $37,148,000, respectively; sales to Lockheed Martin were approximately $12,042,000 and $14,833,000, respectively; and sales to Raytheon were approximately $6,928,000 and $8,578,000, respectively. The sales relating to Boeing, Lockheed Martin and Raytheon are diversified over a number of different commercial, military and space programs.

In October 1999 the Company announced that its AHF-Ducommun (AHF) subsidiary was awarded a long-term follow-on contract to manufacture aluminum and titanium parts for fuselage components assembled by Boeing-Wichita for B-737NG, 757, 767 and 777 aircraft. The contract covers deliveries through March 2004 for existing work manufactured at AHF's Gardena, California facility. At projected delivery rates, the contract is valued in excess of $75 million. In August 1999 the Company announced that its Brice Manufacturing subsidiary had been selected by European Leisure Group members LTU International Airways, Balair/CTA and Sobelair to supply its B1000 economy class passenger seat for the airlines' Boeing 767 fleet. The contract is valued at more than $4 million.

At October 2, 1999, backlog believed to be firm was approximately $121,800,000 compared to $138,200,000 at December 31, 1998. Approximately $29,000,000 of backlog is expected to be delivered during 1999.

Gross profit, as a percentage of sales, was 31.8% for the first nine months of 1999 compared to 33.2% in 1998. This decrease was primarily the result of changes in sales mix and nonvariable production costs spread over lower sales.

Selling, general and administrative expenses, as a percentage of sales, were 16.0% for the first nine months of 1999 compared to 16.2% in 1998. The decrease in these expenses as a percentage of sales was primarily the result of a reduction of personnel related costs partially offset by higher goodwill amortization expense in 1999.

Interest expense increased to $259,000 in the first nine months of 1999 compared to $221,000 for 1998. The increase in interest expense was primarily due to higher debt levels and lower interest income from invested cash in 1999 compared to 1998, which was offset against interest expense.

Income tax expense decreased to $6,434,000 in the first nine months of 1999 compared to $12,017,000 for 1998. The decrease in income tax expense was primarily due to the decrease in income before taxes and $3,043,000 of income taxes related to the gain on the sale of 3dbm, Inc. in August 1998.

Net income for the first nine months of 1999 was $10,264,000, or $0.96 per diluted share, compared to $19,119,000, or $1.63 per diluted share, in 1998. Net Income for the first nine months of 1998 included an after-tax gain of $6,206,000, or $0.53 per diluted share, from the sale of the capital stock of 3dbm, Inc. in 1998.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash flow from operating activities for the nine months ended October 2, 1999 was $12,727,000 compared to $22,180,000 for the nine months ended October 3, 1998. The decrease in cash flow from operating activities resulted principally from lower net income, a reduction in accounts payable, accrued and other liabilities, an increase in inventory and lower reductions in prepaid taxes, partially offset by a reduction in accounts receivables. During the first nine months of 1999, the Company spent $5,120,000 on capital expenditures, $6,200,000 to repurchase shares of the Company's common stock and repaid $380,000 of its long-term debt. The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 1999. The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 2001. At October 2, 1999, the Company had $39,095,000 of unused line of credit available.

The Company spent $5,120,000 on capital expenditures during the first nine months of 1999 and expects to spend approximately $7,000,000 in the aggregate for capital expenditures in 1999. These expenditures are expected to place the Company in a favorable competitive position among aerospace subcontractors, and to allow the Company to take advantage of the offload requirements from its customers.

In July 1998 the Board of Directors authorized the repurchase of up to $15,000,000 of its common stock. In January 1999 the Board of Directors authorized the repurchase of up to an additional $15,000,000 of its common stock. In the first nine months of 1999, the Company had repurchased 533,800 shares of common stock in the open market for a total of approximately $6,200,000, or an average price of $11.61 per share. Repurchases will be made from time to time on the open market at prevailing prices.

In April 1999, the Company acquired the capital stock of Sheet Metal Specialties Company doing business as SMS Technologies Company ("SMS"), a privately held company based in Chatsworth, California, for $10,096,000 in cash, net of cash acquired and payments of other liabilities of SMS, and a $1,500,000 note. SMS is a manufacturer of sub-assemblies for commercial and military aerospace applications. Sales for the twelve-month period ended March 31, 1999 exceeded $9,800,000. The acquisition of SMS was accounted for under the purchase method of accounting. The acquisition was funded from internally generated cash, a note payable to the seller and borrowings under the Company's credit agreement with its bank.

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

FUTURE ACCOUNTING REQUIREMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 will become effective for the Company in 2001. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position, results of operations or cash flow.

YEAR 2000

The Company has substantially completed, for its systems, a year 2000 date conversion project to address necessary code changes, testing, and implementation. Critical systems have been inventoried, assessed and tested for Year 2000 compliance, and planning for contingencies has also been performed to the extent feasible. The cost of this project is not expected to exceed $225,000. The Company has evaluated both its products and its machinery and equipment against Year 2000 concerns. As a result of these evaluations, the Company is not currently aware of any significant exposure to contingencies related to the Year 2000 issue as a result of its information systems software, products, or machinery and equipment. The Company has completed all planned evaluation and testing of material internal software applications, operating systems, products and machinery and equipment. The Company also has conducted communications with, and received responses from, third parties with which it has a material relationship to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risk to the Company in the event any such third parties experience significant business interruptions as a result of Year 2000 noncompliance. However, there can be no assurance that the systems of the Company, or of other companies on which the Company's business or systems rely, will be Year 2000 compliant or that any such failure to be Year 2000 compliant would not have an adverse effect on the Company's business or systems. Maintenance or modification costs will be expensed as incurred, while the cost of new software will be capitalized and amortized over the software's useful life.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Any forward looking statements made in this Form 10-Q report involve risks and uncertainties. The Company's future financial results could differ materially from those anticipated due to the Company's dependence on conditions in the airline industry, the level of new commercial aircraft orders, the production rate for the Space Shuttle and other space programs, the level of defense spending, competitive pricing pressures, technology and product development risks and uncertainties, product performance, risks associated with acquisitions and dispositions of businesses by the Company, increasing consolidation of customers and suppliers in the aerospace industry, availability of raw materials and components from suppliers, and other factors beyond the Company's control.

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

                                       DUCOMMUN INCORPORATED
                                           (Registrant)



                                       By:  /s/ James S. Heiser
                                            ------------------------------------
                                            James S. Heiser
                                            Vice President, Chief Financial
                                            Officer and General Counsel
                                            (Duly Authorized Officer of the
                                            Registrant)



                                       By:  /s/ Samuel D. Williams
                                            ------------------------------------
                                            Samuel D. Williams
                                            Vice President and Controller
                                            (Chief Accounting Officer of the
                                            Registrant)


Date:  October 27, 1999

                                 EXHIBIT INDEX

                  Exhibit
                  Number            Description
                  ------            -----------

                    27              Financial Data Schedule