Form 10-K
period 1999-12-31
DUCOMMUN INC /DE/
filed 2000-02-25
CIK 30305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        [X]           ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

        [ ]         TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 1-8174

                              DUCOMMUN INCORPORATED
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            95-0693330
------------------------------                            ------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                             Identification No.)


111 West Ocean Boulevard, Suite 900, Long Beach, California          90802-7901
------------------------------------------------------------        ------------
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

                                      None
                               -----------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $78,000,000 as of January 31, 2000.

The number of shares of common stock outstanding on January 31, 2000 was 9,568,510.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

     (a) Annual Report to Shareholders (the "1999 Annual Report") for the year ended December 31, 1999, incorporated partially in Part I and Part II hereof (see Exhibit 13), and

     (b) Proxy Statement for the 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement"), incorporated partially in Part III hereof.


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

                                     PART I

ITEM 1. BUSINESS

     During 1999, Ducommun Incorporated ("Ducommun"), through its subsidiaries (collectively, the "Company"), manufactured components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. Domestic commercial aircraft programs include the Boeing 717, 737, 737NG, 747, 757, 767 and 777. Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier Business and Regional Jets and Dash 8. Major military aircraft programs include the Boeing C-17, F-15 and F-18, Lockheed Martin F-16 and C-130, various Sikorsky, Bell, Boeing and Augusta helicopter programs, and advanced development programs. The Company is a subcontractor to Lockheed Martin on the Space Shuttle external tank and a supplier of components for the Space Shuttle Orbitor, as well as for Space Station Freedom. The Company manufactures components for Atlas/Centaur, Delta and Titan expendable launch vehicles, Kistler K-1 reusable launch vehicles, and various telecommunications satellites.

     In November 1999, Ducommun, through a wholly-owned subsidiary, acquired the assets and assumed certain liabilities of Parsons Precision Products, Inc. ("Parsons"). In April 1999, Ducommun acquired the capital stock of Sheet Metal Specialties Company ("SMS"). In August 1998, Ducommun sold the capital stock of 3dbm, Inc. ("3dbm"). In June 1998, Ducommun Technologies, Inc., a subsidiary of Ducommun, acquired the capital stock of American Electronics, Inc. ("AEI").


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

     In November 1999, Ducommun, through a wholly-owned subsidiary, acquired the assets and assumed certain liabilities of Parsons. Parsons is a leading manufacturer of complex titanium hot-formed subassemblies and components for commercial and military aerospace applications. Parsons' management team remained with the Company at its existing Parsons, Kansas facility and reports through AHF-Ducommun Incorporated.


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

     In 1998, Brice introduced an original equipment manufacture ("OEM") 16G aircraft seat. This new aircraft seat represents Brice's first major OEM product.


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

     In June 1998, DTI acquired the capital stock of AEI. AEI is a leading manufacturer of high precision actuators, stepper motors, fractional horsepower motors and resolvers principally for commercial and military space applications.


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

     In April 1999, Ducommun acquired the capital stock of SMS. SMS is a manufacturer of subassemblies for commercial and military aerospace applications. SMS remained at its existing Chatsworth, California facility and reports through MechTronics of Arizona Corp.


3dbm, Inc.

     In August 1998, Ducommun sold the capital stock of its wireless communications subsidiary, 3dbm, Inc. ("3dbm"). The Company sold 3dbm because the level of investment required to ensure the long-term viability of 3dbm in the wireless system infrastructure business was more than the Company was willing to commit.


Defense and Space Programs

     A major portion of sales is derived from United States government defense programs and space programs. Approximately 31 percent of 1999 sales were related to defense programs and approximately 11 percent of 1999 sales were related to space programs. These programs could be adversely affected by reductions in defense spending and other government budgetary pressures which would result in reductions, delays or stretch-outs of existing and future programs. In addition, many of the Company's contracts covering defense and space programs are subject to termination at the convenience of the customer (as well as for default). In the event of termination for convenience, the customer generally is required to pay the costs incurred by the Company and certain other fees through the date of termination.


Commercial Programs

     Approximately 58 percent of 1999 sales were related to commercial aircraft programs, and nonaerospace commercial applications. The Company's commercial sales depend substantially on aircraft manufacturer's production rates, which in turn depend upon deliveries of new aircraft. Deliveries of new aircraft by aircraft manufacturers are dependent on the financial capacity of the airlines and leasing companies to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. The Company's sales for commercial aircraft programs also could be affected by changes in its customers' inventory levels and changes in its customers' aircraft production build rates.


Major Customers

     The Company had substantial sales to Boeing, Lockheed Martin and Raytheon. During 1999, sales to Boeing were $40,310,000, or 28% of total sales; sales to Lockheed Martin were $15,470,000, or 11% of total sales, and sales to Raytheon were $10,138,000, or 7% of total sales. Sales to Boeing, Lockheed Martin and Raytheon are diversified over a number of different commercial, military and space programs.


Competition

     The Company competes with various companies, some of which are substantially larger and have greater financial, technical and personnel resources. The Company's ability to compete depends on the quality of goods and services, competitive pricing and the ability to solve specific customer problems.


Backlog

     At December 31, 1999, backlog believed to be firm was approximately $213,100,000, compared to $138,200,000 at December 31, 1998. Approximately $95,000,000 of total backlog is expected to be delivered during 2000.


Environmental Matters and Legal

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

     The Company anticipates that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain its environmental compliance efforts. The Company does not expect to spend a material amount on capital expenditures for environmental compliance during 2000.

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


Employees

     At December 31, 1999, the Company employed 1,202 persons.


Business Segment Information

     The Company operates principally in only one business segment.


Information About Foreign and Domestic Operations and Export Sales

     In 1999, 1998 and 1997, foreign sales to manufacturers worldwide were $28,313,000, $29,007,000 and $29,978,000, respectively.

     The amounts of revenue, profitability and identifiable assets attributable to foreign operations are not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 1999, 1998 and 1997. The Company had no sales to a foreign country greater than 4.2% of total sales in 1999, 1998 and 1997.

     The Company is not subject to any foreign currency risks since all sales are made in United States dollars.


ITEM 2. PROPERTIES

     The Company occupies approximately 17 facilities with a total office and manufacturing area of over 956,000 square feet, including both owned and leased properties. At December 31, 1999, facilities which were in excess of 60,000 square feet each were occupied as follows:

                                                         Square      Expiration
Location                           Company                Feet        of Lease
-----------------------    -------------------------    ----------   -----------
El Mirage, California      Aerochem                       74,300        Owned
Orange, California         Aerochem                       76,200        Owned
Carson, California         AHF-Ducommun                   65,000         2001
Carson, California         AHF-Ducommun                  108,000        Owned
Carson, California         Ducommun Technologies         117,000         2002
Phoenix, Arizona           MechTronics                    90,900         2006
Parsons, Kansas            Parsons Precision Products    120,000        Owned


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


ITEM 3. LEGAL PROCEEDINGS

     On October 25, 1999, Com Dev Consulting Ltd. ("Com Dev") filed a complaint, which was subsequently amended on December 22, 1999, against Ducommun and certain officers of the Company in the United States Court for the Central District of California. The complaint alleged violation of the federal securities laws, intentional misrepresentation, negligent misrepresentation, unfair business practices and breach of contract in connection with the sale of the capital stock of 3dbm by Ducommun to Com Dev in August 1998, and sought unspecified general and punitive damages from the defendants. On February 3, 2000, the United States District Court dismissed the complaint without prejudice. The Company intends to vigorously defend the matter if Com Dev attempts to reassert its claims. While it is not feasible to predict the outcome of this matter, the Company presently believes that the final resolution of the matter will not have a material adverse effect on its consolidated financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The information under the caption "Quarterly Common Stock Price Information" on page 12 of the 1999 Annual Report is incorporated herein by reference. No dividends were paid during 1998 or 1999 (see Exhibit 13).


ITEM 6. SELECTED FINANCIAL DATA

     The information under the caption "Selected Financial Data" appearing on page 12 of the 1999 Annual Report is incorporated herein by reference (see
Exhibit 13).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 13 through 16 of the 1999 Annual Report is incorporated herein by reference (see Exhibit 13).


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Shareholders' Equity," and "Notes to Consolidated Financial Statements," together with the report thereon of PricewaterhouseCoopers LLP dated February 17, 2000, appearing on pages 17 through 27 of the 1999 Annual Report are incorporated herein by reference (see Exhibit 13).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

     The information under the caption "Election of Directors" in the 2000 Proxy Statement is incorporated herein by reference.


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

                                    Positions and Offices               Other Business
                                      Held With Company                   Experience
         Name (Age)                     (Year Elected)                (Past Five Years)
-----------------------------    -----------------------------    ---------------------------
Joseph C. Berenato (53)          President (1996), Chief          Executive Vice President
                                 Executive Officer (1997)         (1995), Chief Operating
                                 and Chairman of the Board        Officer (1995-1996), and
                                 (1999)                           Chief Financial Officer
                                                                  (1991-1996) of the Company

Robert A. Borlet (59)            Vice President,                  President of Ducommun
                                 Manufacturing Operations         Technologies, Inc. (1988-1999)
                                 (1999)

James S. Heiser (43)             Vice President (1990),                       --
                                 Chief Financial Officer
                                 (1996), General Counsel
                                 (1988), Secretary (1987),
                                 and Treasurer (1995)

Kenneth R. Pearson (64)          Vice President-Human                        --
                                 Resources (1988)

Michael W. Williams (45)         Vice President, Corporate        Vice President of
                                 Development (1998)               Operations at H.R.
                                                                  Textron; operations
                                                                  positions with Crane
                                                                  Valve Group, ITT Corp. and
                                                                  Parker Hannifin

                                    Positions and Offices               Other Business
                                      Held With Company                   Experience
Name (Age)                              (Year Elected)                (Past Five Years)
-----------------------------    -----------------------------    ---------------------------
Samuel D. Williams (51)          Vice President (1991) and                    --
                                 Controller (1988)

Jeffrey P. Abbott (48)           President, Aerochem, Inc.        Vice President of
                                 (1998)                           Operations (1992-1997);
                                                                  Executive Vice President
                                                                  and General Manager
                                                                  (1997-1998) of Aerochem

Paul L. Graham (55)              President of Ducommun            President of 3dbm, Inc.
                                 Technologies, Inc. (1999)        (1995-1998); President of
                                                                  Com Dev Wireless Systems
                                                                  (1998-1999)

Bruce J. Greenbaum (44)          President of Brice                           --
                                 Manufacturing Company, Inc.
                                 (1994)

Robert B. Hahn (57)              President of MechTronics of      President of Aerochem,
                                 Arizona Corp. (1997)             Inc. (1987-1997)

Robert L. Hansen (46)            President, AHF-Ducommun                      --
                                 Incorporated (1989)


ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Compensation of Executive Officers" in the 2000 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Election of Directors" contained in the paragraph immediately following the table in the 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements

          The following consolidated financial statements of Ducommun Incorporated and subsidiaries, included in the 1999 Annual Report, are incorporated by reference in Item 8 of this report. Page numbers refer to the 1999 Annual Report:

                                                                                    Page
                                                                                    ----
          Consolidated Statements of Income -- Years ended December 31,               17
          1999, 1998 and 1997

          Consolidated Balance Sheets -- December 31, 1999 and 1998                   18

          Consolidated Statements of Cash Flows -- Years ended December 31,           19
          1999, 1998 and 1997

          Consolidated Statements of Changes in Shareholders' Equity -- Years         20
          Ended December 31, 1999, 1998 and 1997

          Notes to Consolidated Financial Statements                                22-26

          Report of Independent Accountants                                          27


          2.   Financial Statement Schedule

          The following schedule for the years ended December 31, 1999, 1998 and 1997 is filed herewith:

          Schedule VIII -- Valuation and Qualifying Accounts and Reserves

          All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated November 23, 1999 was filed during the last quarter of 1999 with respect to the acquisition of Parsons, reported under Item 2 thereto.

     (c)  Exhibits

          3.1 Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 29, 1990. Incorporated by reference to
          Exhibit 3.1 to Form 10-K for the year ended December 31, 1990.

          3.2 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 27, 1998. Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 1998.

          3.3   Bylaws as amended and restated on January 26, 2000.

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

          4.4 Third Amendment to Fifth Amended and Restated Loan Agreement dated February 11, 1999.

          4.5 Fourth Amendment to Fifth Amended and Restated Loan Agreement dated October 29, 1999.

          4.6 Conversion Agreement dated July 22, 1992 between Ducommun and the holders of the 9% Convertible Subordinated Notes due 1998. Incorporated by reference to Exhibit 1 to Form 8-K dated July 29, 1992.

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

        * 10.2   1990 Stock Option Plan. Incorporated by reference to Exhibit
          10.4 to Form 10-K for the year ended December 31, 1990.

        * 10.3   1994 Stock Incentive Plan, as amended May 7, 1998. Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1997.

        * 10.4   Form of Nonqualified Stock Option Agreement, for grants to employees prior to January 1, 1999, under the 1994 Stock Incentive Plan, the 1990 Stock Option Plan and the 1981 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1990.

        * 10.5   Form of Nonqualified Stock option Agreement, for grants to employees after January 1, 1999, under the 1994 Stock Incentive Plan and the 1990 Stock Option Plan.

        * 10.6   Form of Incentive Stock Option Agreement under the 1994 Stock
          Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1996.

          10.7 Form of Nonqualified Stock Option Agreement for nonemployee directors under the 1994 Stock Incentive Plan.

        * 10.8   Form of Key Executive Severance Agreement entered with nine current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999. All of the Key Executive Severance Agreements are identical except for the name of the executive officer and the date of the Agreement:

                      Executive Officer            Date of Agreement
                      -----------------            -----------------
                      Joseph C. Berenato           November 4, 1991
                      Robert A. Borlet             July 27, 1988
                      Bruce J. Greenbaum           December 6, 1995
                      Robert B. Hahn               July 27, 1988
                      Robert L. Hansen             May 5, 1993
                      James S. Heiser              July 27, 1988
                      Kenneth R. Pearson           July 27, 1988
                      Michael W. Williams          October 25, 1999
                      Samuel D. Williams           June 21, 1989

        * 10.9   Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

                      Director/Officer             Date of Agreement
                      ----------------             -----------------
                      Norman A. Barkeley           July 29, 1987
                      Joseph C. Berenato           November 4, 1991
                      Eugene P. Conese, Jr.        January 26, 2000

                      Ralph D. Crosby, Jr.         January 26, 2000
                      James S. Heiser              May 6, 1987
                      Kenneth R. Pearson           July 27, 1988
                      Michael W. Williams          February 26, 1999
                      Samuel D. Williams           November 11, 1988
                      H. Frederick Christie        October 23, 1985
                      Robert C. Ducommun           December 31, 1985
                      Kevin S. Moore               October 15, 1994
                      Thomas P. Mullaney           April 8, 1987
                      Richard J. Pearson           October 23, 1985
                      Arthur W. Schmutz            December 31, 1985


        * 10.10   Description of 2000 Executive Officer Bonus Arrangement.

        * 10.11   Directors' Deferred Compensation and Retirement Plan, as
          amended October 29, 1993. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1993.

        * 10.12   Ducommun Incorporated Executive Retirement Plan dated May 5,
          1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

        * 10.13   Ducommun Incorporated Executive Compensation Deferral Plan
          dated May 5, 1993. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 3, 1993.

        * 10.14   Ducommun Incorporated Executive Compensation Deferral Plan No.
          2 dated October 15, 1994. Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 1994.

          10.15 Asset Purchase and Sale Agreement dated as of November 8, 1999 among Ducommun Incorporated, Ducommun Acquisition Corporation, Jordan Industries, Inc., and Parsons Precision Products, Inc. Incorporated by reference to Exhibit 2.1 to Form 8-K dated November 23, 1999.

          11      Reconciliation of the Numerators and Denominators of the Basic
          and Diluted Earnings Per Share Computations

          13      1999 Annual Report to Shareholders (not deemed to be filed except as previously incorporated by reference).

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

                                        DUCOMMUN INCORPORATED


Date: February 23, 2000                 By: /s/ Joseph C. Berenato
                                            ------------------------------------
                                            Joseph C. Berenato
                                            Chairman of the Board, President and
                                            Chief Executive Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: February 23, 2000                 By: /s/ Joseph C. Berenato
                                            ------------------------------------
                                            Joseph C. Berenato
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date: February 23, 2000                 By: /s/ James S. Heiser
                                            ------------------------------------
                                            James S. Heiser
                                            Vice President, Chief Financial
                                            Officer, General Counsel,
                                            Secretary and Treasurer
                                            (Principal Financial Officer)


Date: February 23, 2000                 By: /s/ Samuel D. Williams
                                            ------------------------------------
                                            Samuel D. Williams
                                            Vice President, Controller and
                                            Assistant Treasurer
                                            (Principal Accounting Officer)

                                    DIRECTORS


By: /s/ Norman A. Barkeley                   Date: February 23, 2000
    ------------------------------------
        Norman A. Barkeley


By: /s/ Joseph C. Berenato                   Date: February 23, 2000
    ------------------------------------
        Joseph C. Berenato


By: /s/ Eugene P. Conese, Jr.                Date: February 23, 2000
    ------------------------------------
        Eugene P. Conese, Jr.


By: /s/ Ralph D. Crosby, Jr.                 Date: February 23, 2000
    ------------------------------------
        Ralph D. Crosby, Jr.


By: /s/ H. Frederick Christie                Date: February 23, 2000
    ------------------------------------
        H. Frederick Christie


By: /s/ Robert C. Ducommun                   Date: February 23, 2000
    ------------------------------------
        Robert C. Ducommun


By: /s/ Kevin S. Moore                       Date: February 23, 2000
    ------------------------------------
        Kevin S. Moore


By: /s/ Thomas P. Mullaney                   Date: February 23, 2000
    ------------------------------------
        Thomas P. Mullaney


By: /s/ Richard J. Pearson                   Date: February 23, 2000
    ------------------------------------
        Richard J. Pearson


By: /s/ Arthur W. Schmutz                    Date: February 23, 2000
    ------------------------------------
        Arthur W. Schmutz

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors
of Ducommun Incorporated


Our audits of the consolidated financial statements referred to in our report dated February 17, 2000 appearing in the 1999 Annual Report to Shareholders of Ducommun Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Los Angeles, California
February 17, 2000

                              DUCOMMUN INCORPORATED
                                AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                                             SCHEDULE VIII
       Column A               Column B                 Column C                Column D         Column E
------------------------    -------------    ---------------------------     --------------    -----------
                                                       Additions
                                             ---------------------------
                             Balance at      Charged to       Charged to                         Balance
                             Beginning       Costs and          Other                           at End of
      Description            of Period        Expenses         Accounts        Deductions         Period
------------------------    -------------    -----------    --------------   --------------    -----------
                                    FOR THE YEAR ENDED DECEMBER 31, 1999
Allowance for
  Doubtful Accounts         $  125,000       $   25,000     $   39,000(c)    $   36,000(b)     $  153,000

                                    FOR THE YEAR ENDED DECEMBER 31, 1998
Allowance for
  Doubtful Accounts         $  359,000       $    7,000     $     --         $  194,000(a)     $  125,000
                                                                             $   47,000(b)

                                    FOR THE YEAR ENDED DECEMBER 31, 1997

Allowance for
  Doubtful Accounts         $  206,000       $  290,000     $     --         $  137,000(b)     $  359,000

-------------
(a) Collections on previously written off accounts.

(b) Write-offs on uncollectible accounts.

(c) Change in allowance for doubtful accounts related to acquisitions in 1999.

                                 EXHIBIT INDEX

     (c)  Exhibits

          3.1 Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 29, 1990. Incorporated by reference to
          Exhibit 3.1 to Form 10-K for the year ended December 31, 1990.

          3.2 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 27, 1998. Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 1998.

          3.3   Bylaws as amended and restated on January 26, 2000.

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

          4.4 Third Amendment to Fifth Amended and Restated Loan Agreement dated February 11, 1999.

          4.5 Fourth Amendment to Fifth Amended and Restated Loan Agreement dated October 29, 1999.

          4.6 Conversion Agreement dated July 22, 1992 between Ducommun and the holders of the 9% Convertible Subordinated Notes due 1998. Incorporated by reference to Exhibit 1 to Form 8-K dated July 29, 1992.

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

        * 10.2   1990 Stock Option Plan. Incorporated by reference to Exhibit
          10.4 to Form 10-K for the year ended December 31, 1990.

        * 10.3   1994 Stock Incentive Plan, as amended May 7, 1998. Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1997.

        * 10.4   Form of Nonqualified Stock Option Agreement, for grants to employees prior to January 1, 1999, under the 1994 Stock Incentive Plan, the 1990 Stock Option Plan and the 1981 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1990.

        * 10.5   Form of Nonqualified Stock option Agreement, for grants to employees after January 1, 1999, under the 1994 Stock Incentive Plan and the 1990 Stock Option Plan.

        * 10.6   Form of Incentive Stock Option Agreement under the 1994 Stock
          Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1996.

          10.7 Form of Nonqualified Stock Option Agreement for nonemployee directors under the 1994 Stock Incentive Plan.

        * 10.8   Form of Key Executive Severance Agreement entered with nine current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999. All of the Key Executive Severance Agreements are identical except for the name of the executive officer and the date of the Agreement:

                      Executive Officer            Date of Agreement
                      -----------------            -----------------
                      Joseph C. Berenato           November 4, 1991
                      Robert A. Borlet             July 27, 1988
                      Bruce J. Greenbaum           December 6, 1995
                      Robert B. Hahn               July 27, 1988
                      Robert L. Hansen             May 5, 1993
                      James S. Heiser              July 27, 1988
                      Kenneth R. Pearson           July 27, 1988
                      Michael W. Williams          October 25, 1999
                      Samuel D. Williams           June 21, 1989

        * 10.9   Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

                      Director/Officer             Date of Agreement
                      ----------------             -----------------
                      Norman A. Barkeley           July 29, 1987
                      Joseph C. Berenato           November 4, 1991
                      Eugene P. Conese, Jr.        January 26, 2000

                      Ralph D. Crosby, Jr.         January 26, 2000
                      James S. Heiser              May 6, 1987
                      Kenneth R. Pearson           July 27, 1988
                      Michael W. Williams          February 26, 1999
                      Samuel D. Williams           November 11, 1988
                      H. Frederick Christie        October 23, 1985
                      Robert C. Ducommun           December 31, 1985
                      Kevin S. Moore               October 15, 1994
                      Thomas P. Mullaney           April 8, 1987
                      Richard J. Pearson           October 23, 1985
                      Arthur W. Schmutz            December 31, 1985


        * 10.10   Description of 2000 Executive Officer Bonus Arrangement.

        * 10.11   Directors' Deferred Compensation and Retirement Plan, as
          amended October 29, 1993. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1993.

        * 10.12   Ducommun Incorporated Executive Retirement Plan dated May 5,
          1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

        * 10.13   Ducommun Incorporated Executive Compensation Deferral Plan
          dated May 5, 1993. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 3, 1993.

        * 10.14   Ducommun Incorporated Executive Compensation Deferral Plan No.
          2 dated October 15, 1994. Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 1994.

          10.15 Asset Purchase and Sale Agreement dated as of November 8, 1999 among Ducommun Incorporated, Ducommun Acquisition Corporation, Jordan Industries, Inc., and Parsons Precision Products, Inc. Incorporated by reference to Exhibit 2.1 to Form 8-K dated November 23, 1999.

          11      Reconciliation of the Numerators and Denominators of the Basic
          and Diluted Earnings Per Share Computations

          13      1999 Annual Report to Shareholders (not deemed to be filed except as previously incorporated by reference).

          21      Subsidiaries of registrant

          23      Consent of PricewaterhouseCoopers LLP

          27      Financial Data Schedule
----------
 * Indicates an executive compensation plan or arrangement.