Form 10-Q
period 2000-04-01
DUCOMMUN INC /DE/
filed 2000-04-25
CIK 30305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                  For the quarterly period ended April 1, 2000

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


         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 1, 2000, there were outstanding 9,636,448 shares of common stock.

                              DUCOMMUN INCORPORATED
                                    FORM 10-Q
                                      INDEX


                                                                              Page
                                                                             ------
Part I. Financial Information


        Item 1.   Financial Statements

                  Consolidated Balance Sheets at April 1, 2000 and
                  December 31, 1999                                             3

                  Consolidated Statements of Income for Three Months
                  Ended April 1, 2000 and April 3, 1999                         4

                  Consolidated Statements of Cash Flows for Three
                  Months Ended April 1, 2000 and April 3, 1999                  5

                  Notes to Consolidated Financial Statements                  6 - 8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        9 - 12

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk     13


Part II. Other Information

         Item 1.  Legal Proceedings                                             14

         Item 6.  Exhibits and Reports on Form 8-K                              14

        Signatures                                                              15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                 April 1,     December 31,
                                                                   2000           1999
                                                                 --------     ------------
ASSETS
Current Assets:
      Cash and cash equivalents                                  $     70       $    138
      Accounts receivable (less allowance for doubtful
          accounts of $482 and $153)                               19,742         20,022
      Inventories                                                  28,726         26,347
      Deferred income taxes                                         2,355          2,698
      Prepaid income taxes                                          1,030          1,864
      Other current assets                                          3,297          3,335
                                                                 --------       --------
            Total Current Assets                                   55,220         54,404
Property and Equipment, Net                                        44,330         44,689
Excess of Cost Over Net Assets Acquired (Net of Accumulated
      Amortization of $8,223 and $7,504)                           41,176         41,895
Other Assets                                                          814            814
                                                                 --------       --------
                                                                 $141,540       $141,802
                                                                 ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Current portion of long-term debt (Note 4)                 $  1,505       $  1,496
      Accounts payable                                              8,605          8,135
      Accrued liabilities                                          14,430         14,911
                                                                 --------       --------
            Total Current Liabilities                              24,540         24,542
Long-Term Debt, Less Current Portion (Note 4)                      23,454         26,344
Deferred Income Taxes                                               2,174          2,174
Other Long-Term Liabilities                                           900            900
                                                                 --------       --------
            Total Liabilities                                      51,068         53,960
                                                                 --------       --------

Commitments and Contingencies (Note 6)
Shareholders' Equity (Note 5):
      Common stock -- $.01 par value; authorized 35,000,000
            shares; issued 9,655,848 shares in 2000 and
            10,423,810 shares in 1999                                  96            104
      Additional paid-in capital                                   36,351         45,597
      Retained earnings                                            54,199         51,269
      Less common stock held in treasury -- 19,400 shares
            in 2000 and 855,300 shares in 1999                       (174)        (9,128)
                                                                 --------       --------
            Total Shareholders' Equity                             90,472         87,842
                                                                 --------       --------
                                                                 $141,540       $141,802
                                                                 ========       ========

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                        For Three Months Ended
                                                        ----------------------
                                                        April 1,      April 3,
                                                         2000          1999
                                                        --------      --------
Net Sales                                               $39,854       $34,537

Operating Costs and Expenses:
      Cost of goods sold                                 27,683        23,774
      Selling, general and administrative expenses        6,226         5,027
      Goodwill amortization expense                         719           368
                                                        -------       -------
            Total Operating Costs and Expenses           34,628        29,169
                                                        -------       -------

Operating Income                                          5,226         5,368
Interest Expense                                           (500)          (25)
                                                        -------       -------

Income Before Taxes                                       4,726         5,343
Income Tax Expense                                       (1,796)       (2,138)
                                                        -------       -------

Net Income                                              $ 2,930       $ 3,205
                                                        =======       =======

Earnings Per Share:
            Basic earnings per share                    $   .30       $   .31
            Diluted earnings per share                      .30           .30

Weighted Average Number of Common Shares
       Outstanding:
            Basic earnings per share                      9,609        10,409
            Diluted earnings per share                    9,719        10,758

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 For Three Months Ended
                                                                 ----------------------
                                                                 April 1,      April 3,
                                                                   2000          1999
                                                                 --------      --------
Cash Flows from Operating Activities:
Net Income                                                       $ 2,930       $ 3,205
Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
            Depreciation and amortization                          2,208         1,534
            Deferred income tax provision                            343          (279)
            Other                                                     --            54
Changes in Assets and Liabilities, Net:
            Accounts receivable                                      280         1,568
            Inventories                                           (2,379)       (2,474)
            Prepaid income taxes                                     834            24
            Other assets                                              38           (16)
            Accounts payable                                         470         1,494
            Accrued and other liabilities                           (481)       (1,368)
                                                                 -------       -------
                  Net Cash Provided by Operating Activities        4,243         3,742
                                                                 -------       -------

Cash Flows from Investing Activities:
Purchase of Property and Equipment                                (1,130)       (2,619)
                                                                 -------       -------
                  Net Cash Used in Investing Activities           (1,130)       (2,619)
                                                                 -------       -------

Cash Flows from Financing Activities:
Net Repayment of Long-Term Debt                                   (2,881)          (86)
Purchase of Common Stock for Treasury                               (174)         (478)
Net (Payments) Proceeds Related to Stock Options Exercised          (126)           43
                                                                 -------       -------
                  Net Cash Used in Financing Activities           (3,181)         (521)
                                                                 -------       -------

Net (Decrease) Increase in Cash and Cash Equivalents                 (68)          602
Cash and Cash Equivalents - Beginning of Period                      138         9,066
                                                                 -------       -------
Cash and Cash Equivalents - End of Period                        $    70       $ 9,668
                                                                 =======       =======

Supplemental Disclosures of Cash Flow Information:
Interest Expense Paid                                            $   403       $    93
Income Taxes Paid                                                $    38       $   139


See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months ended April 1, 2000 and April 3, 1999. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1999.


Note 2. Certain amounts and disclosures included in the consolidated financial statements required management to make estimates which could differ from actual results.


Note 3.  Earnings Per Share


         Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive stock options by the weighted average number of common shares outstanding plus any potential dilution that could occur if stock options were exercised or converted into common stock in each period. For the three months ended April 1, 2000 and April 3, 1999, income available to common stockholders was $2,930,000 and $3,205,000, respectively. The weighted average number of common shares outstanding for the three months ended April 1, 2000 and April 3, 1999 were 9,609,000 and 10,409,000 and the dilutive shares associated with stock options were 110,000 and 349,000, respectively.

Note 4.  Long-term debt is summarized as follows:

                                                      (In thousands)
                                                  -----------------------
                                                  April 1,   December 31,
                                                    2000        1999
                                                  -------    ------------
Bank credit agreement                             $18,230      $20,990
Term and real estate loans                          4,054        4,175
Notes and other liabilities for acquisitions        2,675        2,675
                                                  -------      -------
  Total debt                                       24,959       27,840
Less current portion                                1,505        1,496
                                                  -------      -------
    Total long-term debt                          $23,454      $26,344
                                                  =======      =======

         The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 2002. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (9.00% at April 1, 2000) minus 0.25%. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (1.00% at April 1, 2000). At April 1, 2000, the Company had $21,770,000 of unused lines of credit, after deducting $18,230,000 of loans outstanding. The credit agreement includes fixed charge coverage and maximum leverage ratios, an unused commitment fee of .125%, and limitations on future dividend payments and outside indebtedness.


Note 5.  Shareholders' Equity


         Since 1998, the Company's Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. During 1998 and 1999, the Company repurchased in the open market 1,809,062 shares of its common stock for a total of $24,066,000, and cancelled 953,762 shares of treasury stock. During the first three months of 2000, the Company repurchased in the open market 19,400 shares of its common stock for a total of $174,000 and cancelled 855,300 shares of treasury stock.


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


         In October 1999, Com Dev Consulting Ltd. ("Com Dev") filed a complaint in the United States District Court against the Company and certain of its officers relating to the sale of the capital stock of 3dbm, Inc. ("3dbm") by the Company to Com Dev in August 1998. On February 3, 2000, the United States District Court dismissed the complaint without prejudice. On April 7, 2000, Com Dev filed another complaint in California Superior Court against the Company and certain of its officers relating to the sale of the capital stock of 3dbm by the Company to Com Dev. The Company intends to vigorously defend the matter. While it is not feasible to predict the outcome of this matter, the Company presently believes that the final resolution of the matter will not have a material adverse effect on its consolidated financial position or results of operations.


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


Note 7.  Acquisitions


         In November 1999, the Company, through a wholly-owned subsidiary, acquired the assets and assumed certain liabilities of Parsons Precision Products, Inc. ("Parsons") for $22,073,000 in cash. Parsons is a leading manufacturer of complex titanium hot-formed subassemblies and components for commercial and military aerospace applications. In April 1999, the Company acquired the capital stock of Sheet Metal Specialties Company ("SMS") for $10,096,000 in cash, net of cash acquired and payments of other liabilities of SMS, and a $1,500,000 note. SMS is a manufacturer of subassemblies for commercial and military aerospace applications.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL STATEMENT PRESENTATION


The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented.


ACQUISITIONS


In November 1999, the Company, through a wholly-owned subsidiary, acquired the assets and assumed certain liabilities of Parsons Precision Products, Inc. ("Parsons") for $22,073,000 in cash. Parsons is a leading manufacturer of complex titanium hot-formed subassemblies and components for commercial and military aerospace applications. In April 1999, the Company acquired the capital stock of Sheet Metal Specialties Company ("SMS") for $10,096,000 in cash, net of cash acquired and payments of other liabilities of SMS, and a $1,500,000 note. SMS is a manufacturer of subassemblies for commercial and military aerospace applications.


RESULTS OF OPERATIONS


First Quarter of 2000 Compared to First Quarter of 1999


Net sales increased 15% to $39,854,000 in the first quarter of 2000. The increase was due primarily to sales in the first quarter of 2000 of $5,177,000 from the SMS and Parsons acquisitions. Excluding acquisitions, sales were essentially flat with higher sales for military programs in the first quarter of 2000, largely offset by lower sales for commercial aircraft.


The Company had substantial sales to Boeing, Lockheed Martin and Raytheon. During the first quarters of 2000 and 1999, sales to Boeing were approximately $14,546,000 and $10,509,000, respectively; sales to Lockheed Martin were approximately $3,469,000 and $3,385,000, respectively; and sales to Raytheon were approximately $2,997,000 and $2,366,000, respectively. The sales relating to Boeing, Lockheed Martin and Raytheon are diversified over a number of different commercial, space and military programs.


At April 1, 2000, backlog believed to be firm was approximately $205,400,000 compared to $213,100,000 at December 31, 1999. Approximately $69,000,000 of backlog is expected to be delivered during 2000. In April 2000 the Company announced that its AHF-Ducommun subsidiary signed the largest contract in the Company's history with Boeing-Long Beach valued at $49,000,000 to produce fuselage skin panels for the C-17 aircraft. Performance under the contract began in the first quarter of 2000 and is expected to continue through 2003. In addition, AHF-Ducommun has signed an option contract with Boeing-Long Beach for the production of C-17 fuselage skin panels for the period 2003 - 2007. The option contract, if fully exercised by Boeing, is valued at $62,000,000.

Gross profit, as a percentage of sales, was 30.5% for the first quarter of 2000 compared to 31.2% in 1999. This decrease was primarily the result of changes in sales mix, pricing pressures from customers and production costs for new programs.


Selling, general and administrative expenses, as a percentage of sales, were 15.6% for the first quarter of 2000 compared to 14.6% in 1999. The increase in these expenses as a percentage of sales was primarily the result of higher personnel related costs, partially offset by the benefit of higher sales volume.


Interest expense increased to $500,000 in the first quarter of 2000 compared to $25,000 for 1999. The increase in interest expense was primarily due to higher debt levels.


Income tax expense decreased to $1,796,000 in the first quarter of 2000 compared to $2,138,000 for 1999. The decrease in income tax expense was primarily due to the decrease in income before taxes and an effective income tax rate of 38% for 2000 compared to 40% for 1999. The decrease in the tax rate was primarily due to certain tax credits that became available to the Company. Cash paid for income taxes was $38,000 in the first quarter of 2000, compared to $139,000 in 1999. Net income for the first quarter of 2000 was $2,930,000, or $0.30 per diluted share, compared to $3,205,000, or $0.30 per diluted share, in 1999. Diluted earnings per share were flat on a year to year basis, despite a decline in net income, due to a reduction of approximately 1,000,000 in average diluted shares outstanding as a result of the stock repurchase program.


FINANCIAL CONDITION


Liquidity and Capital Resources


Cash flows from operating activities for the three months ended April 1, 2000 was $4,243,000, compared to $3,742,000 for the three months ended April 3, 1999. During the first three months of 2000, the Company spent $2,881,000 to repay principal on its outstanding bank borrowings, promissory notes, and term and commercial real estate loans, $1,130,000 on capital expenditures and $174,000 to repurchase shares of the Company's common stock. The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 2000. The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 2002. At April 1, 2000, the Company had $21,770,000 of unused lines of credit, after deducting $18,230,000 of loans outstanding. See Note 4 to the Notes to Consolidated Financial Statements.


The Company spent $1,130,000 on capital expenditures during the first three months of 2000 and expects to spend less than $14,000,000 in the aggregate for capital expenditures in 2000. These expenditures are expected to place the Company in a favorable competitive position among aerospace subcontractors, and to allow the Company to take advantage of the off-load requirements from its customers. In connection with the C-17 contract signed by the Company's AHF-Ducommun subsidiary, AHF-Ducommun is acquiring a 1,500-ton stretch press and a 5-axis CNC Torres router with a flexible pogo positioning system. AHF-Ducommun also is in the process of completing a 185,000 square foot building addition to support the C-17 contract as well as other off-load opportunities from its customers.


Since 1998, the Company's Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. During 1998 and 1999, the Company repurchased in the open market 1,809,062 shares of its common stock for a total of $24,066,000, and cancelled 953,762 shares of treasury stock. During the first three months of 2000, the Company repurchased in the open market 19,400 shares of its common stock for a total of $174,000 and cancelled 855,300 shares of treasury stock. Repurchases will be made from time to time on the open market at prevailing prices.


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


In October 1999, Com Dev Consulting Ltd. ("Com Dev") filed a complaint in the United States District Court against the Company and certain of its officers relating to the sale of the capital stock of 3dbm, Inc. ("3dbm") by the Company to Com Dev in August 1998. On February 3, 2000, the United States District Court dismissed the complaint without prejudice. On April 7, 2000, Com Dev filed another complaint in California Superior Court against the Company and certain of its officers relating to the sale of the capital stock of 3dbm by the Company to Com Dev. The Company intends to vigorously defend the matter. While it is not feasible to predict the outcome of this matter, the Company presently believes that the final resolution of the matter will not have a material adverse effect on its consolidated financial position or results of operations.


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


FORWARD-LOOKING STATEMENTS AND RISK FACTORS


Any forward-looking statements made in this Form 10-Q involve risks and uncertainties. The Company's future financial results could differ materially from those anticipated due to the Company's dependence on conditions in the airline industry, the level of new commercial aircraft orders, the production rate for the Space Shuttle and other space programs, the level of defense spending, competitive pricing pressures, technology and product development risks and uncertainties, product performance, risks associated with acquisitions and dispositions of businesses by the Company, increasing consolidation of customers and suppliers in the aerospace industry, availability of raw materials and components from suppliers, and other factors beyond the Company's control.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.


        On October 25, 1999, Com Dev Consulting Ltd. ("Com Dev") filed a complaint, which was subsequently amended on December 22, 1999, against the Company and certain officers of the Company in the United States Court for the Central District of California. The complaint alleged violation of the federal securities laws, intentional misrepresentation, negligent misrepresentation, unfair business practices and breach of contract in connection with the sale of the capital stock of 3dbm by the Company to Com Dev in August 1998 (the "3dbm Sale"), and sought unspecified general and punitive damages from the defendants. On February 3, 2000, the United States District Court dismissed the complaint without prejudice.


        On April 7, 2000, Com Dev filed a complaint against the Company and certain officers of the Company in the Superior Court of the State of California. The complaint alleges breach of contract, intentional misrepresentation, negligent misrepresentation and unfair business practices in connection with the 3dbm Sale, and seeks general and punitive damages in accordance with proof at trial.


        The Company intends to vigorously defend the matter. While it is not feasible to predict the outcome of the matter, the Company presently believes that the final resolution of the matter will not have a material adverse effect on its consolidated financial position or results of operations.


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


Date: April 25, 2000

                                 EXHIBIT INDEX

Exhibit 27     Financial Data Schedule