Form 10-Q
period 2000-07-01
DUCOMMUN INC /DE/
filed 2000-07-24
CIK 30305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                   For the quarterly period ended July 1, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                          Commission File Number 1-8174


                              DUCOMMUN INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              95-0693330
-------------------------------                             -------------------
(State or other jurisdiction of                              I.R.S. Employer
incorporation or organization)                              Identification No.


111 West Ocean Boulevard, Suite 900, Long Beach, California       90802
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

                        Yes [X]                     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 1, 2000, there were outstanding 9,679,198 shares of common stock.

                              DUCOMMUN INCORPORATED

                                    FORM 10-Q

                                      INDEX

                                                                               Page
                                                                              -------
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at July 1, 2000 and
                  December 31, 1999                                              3

                  Consolidated Statements of Income for Three Months
                  Ended July 1, 2000 and July 3, 1999                            4

                  Consolidated Statements of Income for Six Months
                  Ended July 1, 2000 and July 3, 1999                            5

                  Consolidated Statements of Cash Flows for Six
                  Months Ended July 1, 2000 and July 3, 1999                     6

                  Notes to Consolidated Financial Statements                   7 - 9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         10 - 14

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk     15

Part II. Other Information

         Item 1.  Legal Proceedings                                             16

         Item 6.  Exhibits and Reports on Form 8-K                              16

         Signatures                                                             17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                              July 1,     December 31,
                                                               2000          1999
                                                             ---------    -----------
ASSETS

Current Assets:
      Cash and cash equivalents                              $     116     $     138
      Accounts receivable (less allowance for doubtful
        accounts of $474 and $153)                              22,820        20,022
      Inventories                                               30,482        26,347
      Deferred income taxes                                      2,243         2,698
      Prepaid income taxes                                         676         1,864
      Other current assets                                       3,364         3,335
                                                             ---------     ---------
            Total Current Assets                                59,701        54,404
Property and Equipment, Net                                     46,075        44,689
Excess of Cost Over Net Assets Acquired (Net of
  Accumulated Amortization of $8,942 and $7,504)                40,457        41,895
Other Assets                                                       814           814
                                                             ---------     ---------
                                                             $ 147,047     $ 141,802
                                                             =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Current portion of long-term debt (Note 4)             $   1,390     $   1,496
      Accounts payable                                           9,334         8,135
      Accrued liabilities                                       15,375        14,911
                                                             ---------     ---------
            Total Current Liabilities                           26,099        24,542
Long-Term Debt, Less Current Portion (Note 4)                   23,846        26,344
Deferred Income Taxes                                            2,174         2,174
Other Long-Term Liabilities                                        903           900
                                                             ---------     ---------
            Total Liabilities                                   53,022        53,960
                                                             ---------     ---------

Commitments and Contingencies (Note 6)

Shareholders' Equity:
      Common stock -- $.01 par value; authorized
        35,000,000 shares; issued 9,698,598 shares
        in 2000 and 10,423,810 shares in 1999                       97           104
      Additional paid-in capital                                36,643        45,597
      Retained earnings                                         57,459        51,269
      Less common stock held in treasury -- 19,400 shares
        in 2000 and 855,300 shares in 1999                        (174)       (9,128)
                                                             ---------     ---------
            Total Shareholders' Equity                          94,025        87,842
                                                             ---------     ---------
                                                             $ 147,047     $ 141,802
                                                             =========     =========

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                           For Three Months Ended
                                                          -------------------------
                                                           July 1,          July 3,
                                                            2000             1999
                                                          --------         --------
Net Sales                                                 $ 42,439         $ 36,470

Operating Costs and Expenses:
      Cost of goods sold                                    30,199           24,878
      Selling, general and administrative expenses           5,783            5,347
      Goodwill amortization expense                            719              469
                                                          --------         --------
            Total Operating Costs and Expenses              36,701           30,694
                                                          --------         --------

Operating Income                                             5,738            5,776
Interest Expense                                              (479)            (129)
                                                          --------         --------

Income Before Taxes                                          5,259            5,647
Income Tax Expense                                          (1,999)          (2,258)
                                                          --------         --------

Net Income                                                $  3,260         $  3,389
                                                          ========         ========

Earnings Per Share:
      Basic earnings per share                            $    .34         $    .33
      Diluted earnings per share                               .33              .32

Weighted Average Number of Common Shares Outstanding:
      Basic earnings per share                               9,655           10,374
      Diluted earnings per share                             9,760           10,697

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                            For Six Months Ended
                                                          -------------------------
                                                          July 1,          July 3,
                                                            2000             1999
                                                          --------         --------
Net Sales                                                 $ 82,293         $ 71,007

Operating Costs and Expenses:
      Cost of goods sold                                    57,882           48,652
      Selling, general and administrative expenses          12,008           10,375
      Goodwill amortization expense                          1,439              836
                                                          --------         --------
            Total Operating Costs and Expenses              71,329           59,863
                                                          --------         --------

Operating Income                                            10,964           11,144
Interest Expense                                              (979)            (154)
                                                          --------         --------

Income Before Taxes                                          9,985           10,990
Income Tax Expense                                          (3,795)          (4,396)
                                                          --------         --------
Net Income                                                $  6,190         $  6,594
                                                          ========         ========
Earnings Per Share:
      Basic earnings per share                            $    .64         $    .63
      Diluted earnings per share                               .64              .61

Weighted Average Number of Common Shares Outstanding:
      Basic earnings per share                               9,632           10,392
      Diluted earnings per share                             9,728           10,727

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             For Six Months Ended
                                                           ------------------------
                                                           July 1,          July 3,
                                                            2000             1999
                                                           -------         --------
Cash Flows from Operating Activities:
Net Income                                                 $ 6,190         $  6,594
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
     Depreciation and amortization                           4,450            3,495
     Deferred income tax provision                             455              165

Changes in Assets and Liabilities, Net
     Accounts receivable                                    (2,798)           2,829
     Inventories                                            (4,135)          (1,729)
     Prepaid income taxes                                    1,188               60
     Other assets                                              (29)            (954)
     Accounts payable                                        1,199             (139)
     Accrued and other liabilities                             467           (2,656)
                                                           -------         --------
            Net Cash Provided by Operating Activities        6,987            7,665
                                                           -------         --------

Cash Flows from Investing Activities:
Purchase of Property and Equipment                          (4,398)          (3,600)
Acquisition                                                     --          (10,096)
                                                           -------         --------
            Net Cash Used in Investing Activities           (4,398)         (13,696)
                                                           -------         --------

Cash Flows from Financing Activities:
Net Repayment of Long-Term Debt                             (2,604)          (1,139)
Purchase of Common Stock                                      (174)            (911)
Other                                                          167               80
                                                           -------         --------
            Net Cash Used in Financing Activities           (2,611)          (1,970)
                                                           -------         --------

Net Decrease in Cash and Cash Equivalents                      (22)          (8,001)
Cash and Cash Equivalents, Beginning of Period                 138            9,066
                                                           -------         --------
Cash and Cash Equivalents, End of Period                   $   116         $  1,065
                                                           =======         ========
Supplemental Disclosures of Cash Flows Information:
Interest Expense Paid                                      $ 1,061         $    452
Income Taxes Paid                                          $ 1,471         $  4,980

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months and six months ended July 1, 2000 and July 3, 1999. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1999.

Note 2. Certain amounts and disclosures included in the consolidated financial statements required management to make estimates which could differ from actual results.

Note 3.   Earnings Per Share

          Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive stock options by the weighted average number of common shares outstanding plus any potential dilution that could occur if stock options were exercised or converted into common stock in each period. For the three months ended July 1, 2000 and July 3, 1999, income available to common shareholders was $3,260,000 and $3,389,000, respectively. The weighted average number of common shares outstanding for the three months ended July 1, 2000 and July 3, 1999 were 9,655,000 and 10,374,000 and the dilutive shares associated with stock options were 105,000 and 323,000, respectively. For the six months ended July 1, 2000 and July 3, 1999, income available to common shareholders was $6,190,000 and $6,594,000, respectively. The weighted average number of common shares outstanding for the six months ended July 1, 2000 and July 3, 1999 were 9,632,000 and 10,392,000 and the dilutive shares associated with stock options were 96,000 and 335,000, respectively.

Note 4.   Long-term debt is summarized as follows:
                                                         (In Thousands)
                                                    ------------------------
                                                    July 1,     December 31,
                                                     2000           1999
                                                    -------     ------------

          Bank credit agreement                     $19,630       $20,990
          Term and real estate loans                  3,931         4,175
          Notes and other liabilities
            for acquisitions                          1,675         2,675
                                                    -------       -------
            Total debt                               25,236        27,840
          Less current portion                        1,390         1,496
                                                    -------       -------
              Total long-term debt                  $23,846       $26,344
                                                    =======       =======

          The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 2002. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (9.50% at July 1, 2000) minus 0.25%. A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (1.00% at July 1, 2000). At July 1, 2000, the Company had $20,370,000 of unused lines of credit, after deducting $19,630,000 of loans outstanding. The credit agreement includes fixed charge coverage and maximum leverage ratios, an unused commitment fee of .125%, and limitations on future dividend payments and outside indebtedness.

Note 5.   Shareholders' Equity

          Since 1998, the Company's Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. During 1998 and 1999, the Company repurchased in the open market 1,809,062 shares of its common stock for a total of $24,066,000, and cancelled 953,762 shares of treasury stock. During the first six months of 2000, the Company repurchased in the open market 19,400 shares of its common stock for a total of $174,000 and cancelled 855,300 shares of treasury stock.

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

RESULTS OF OPERATIONS

Second Quarter of 2000 Compared to Second Quarter of 1999

Net sales increased 16% to $42,439,000 in the second quarter of 2000. The increase was due primarily to sales in the second quarter of 2000 from the Parsons acquisition, as well as sales from the new contract at AHF-Ducommun for the C-17 fuselage panels. Excluding the Parsons acquisition, sales increased 7% in the second quarter of 2000 from the comparable period in 1999.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the second quarters of 2000 and 1999, sales to Boeing were approximately $14,727,000 and $9,887,000, respectively; sales to Raytheon were approximately $5,036,000 and $2,136,000, respectively; and sales to Lockheed Martin were approximately $3,003,000 and $4,462,000, respectively. The sales relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Gross profit, as a percentage of sales, was 28.8% for the second quarter of 2000 compared to 31.8% in 1999. This decrease was primarily the result of changes in sales mix in the airline seating business, pricing pressures from customers and production costs for new programs.

Selling, general and administrative expenses, as a percentage of sales, were 13.6% for the second quarter of 2000 compared to 14.7% in 1999. The decrease in these expenses as a percentage of sales was primarily the result of the benefit of higher sales volume, partially offset by an increase in related variable period costs and higher personnel costs.

Interest expense increased to $479,000 in the second quarter of 2000 compared to $129,000 for 1999. The increase in interest expense was primarily due to higher debt levels.

Income tax expense decreased to $1,999,000 in the second quarter of 2000 compared to $2,258,000 for 1999. The decrease in income tax expense was primarily due to the decrease in income before taxes and an effective income tax rate of 38% for 2000 compared to 40% for 1999. The decrease in the tax rate was primarily due to certain tax credits that became available to the Company. Cash paid for income taxes was $1,433,000 in the second quarter of 2000, compared to $4,841,000 in 1999. Net income for the second quarter of 2000 was $3,260,000, or $0.33 per diluted share, compared to $3,389,000, or $0.32 per diluted share, in 1999. Diluted earnings per share rose 3% on a year to year basis, despite a decline in net income, due to a reduction of approximately 937,000 in average diluted shares outstanding as a result of the Company's stock repurchase program.

Six Months of 2000 Compared to Six Months of 1999

Net sales increased 16% to $82,293,000 in the first six months of 2000. The increase was due primarily to increased sales in the first six months of 2000 from the SMS and Parsons acquisitions, as well as sales from the new contract at AHF-Ducommun for the C-17 fuselage panels. Excluding acquisitions, sales increased 4% in the first six months of 2000 from the comparable period in 1999.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the first six months of 2000 and 1999, sales to Boeing were approximately $29,273,000 and $20,396,000, respectively; sales to Raytheon were approximately $8,033,000 and $4,502,000, respectively; and sales to Lockheed Martin were approximately $6,472,000 and $7,847,000, respectively. The sales relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

At July 1, 2000, backlog believed to be firm was approximately $229,700,000 compared to $213,100,000 at December 31, 1999. Approximately $53,000,000 of backlog is expected to be delivered during 2000. In April 2000 the Company announced that its AHF-Ducommun subsidiary signed the largest contract in the Company's history with Boeing-Long Beach valued at $49,000,000 to produce fuselage skin panels for the C-17 aircraft. Performance under the contract began in the first quarter of 2000 and is expected to continue through 2003. In addition, AHF-Ducommun has signed an option contract with Boeing-Long Beach for the production of C-17 fuselage skin panels for the period 2003 - 2007. The option contract, if fully exercised by Boeing, is valued at $62,000,000. In July 2000 the Company announced that its Brice Manufacturing subsidiary had been approved by Airbus Industrie to offer the B1000 OEM passenger seat as Buyer Furnished Equipment for all Airbus single aisle aircraft programs.

Gross profit, as a percentage of sales, was 29.7% for the first six months of 2000 compared to 31.5% in 1999. This decrease was primarily the result of changes in sales mix in the airline seating business, pricing pressures from customers and production costs for new programs.

Selling, general and administrative expenses, as a percentage of sales, were 14.6% for the first six months of 2000 compared to 14.6% in 1999. The benefits of higher sales volume were offset by increases in related variable costs and higher personnel costs.

Interest expense increased to $979,000 in the first six months of 2000 compared to $154,000 for 1999. The increase in interest expense was primarily due to higher debt levels.

Income tax expense decreased to $3,795,000 in the first quarter of 2000 compared to $4,396,000 for 1999. The decrease in income tax expense was primarily due to the decrease in income before taxes and an effective income tax rate of 38% for 2000 compared to 40% for 1999. The decrease in the tax rate was primarily due to certain tax credits that became available to the Company. Cash paid for income taxes was $1,471,000 in the first six months of 2000, compared to $4,980,000 in 1999. Net income for the first six months of 2000 was $6,190,000, or $0.64 per diluted share, compared to $6,594,000, or $0.61 per diluted share, in 1999. Diluted earnings per share rose 5% on a year to year basis, despite a decline in net income, due to a reduction of approximately 999,000 in average diluted shares outstanding as a result of the Company's stock repurchase program.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash flows from operating activities for the six months ended July 1, 2000 was $6,987,000, compared to $7,665,000 for the six months ended July 3, 1999. During the first six months of 2000, the Company spent $2,604,000 to repay principal on its outstanding bank borrowings, promissory notes, and term and commercial real estate loans, $4,398,000 on capital expenditures and $174,000 to repurchase shares of the Company's common stock. The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 2000. The Company's bank credit agreement provides for a $40,000,000 unsecured revolving credit line with an expiration date of July 1, 2002. At July 1, 2000, the Company had $20,370,000 of unused lines of credit, after deducting $19,630,000 of loans outstanding. See Note 4 to the Notes to Consolidated Financial Statements.

The Company spent $4,398,000 on capital expenditures during the first six months of 2000 and expects to spend less than $14,000,000 in the aggregate for capital expenditures in 2000. These expenditures are expected to place the Company in a favorable competitive position among aerospace subcontractors, and to allow the Company to take advantage of the off-load requirements from its customers. In connection with the C-17 contract signed by the Company's AHF-Ducommun subsidiary, AHF-Ducommun is acquiring a 1,500-ton stretch press and a 5-axis CNC Torres router with a flexible pogo positioning system. AHF-Ducommun also is in the process of completing a 185,000 square foot building addition to support the C-17 contract as well as other off-load opportunities from its customers.

Since 1998, the Company's Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. During 1998 and 1999, the Company repurchased in the open market 1,809,062 shares of its common stock for a total of $24,066,000, and cancelled 953,762 shares of treasury stock. During the first six months of 2000, the Company repurchased in the open market 19,400 shares of its common stock for a total of $174,000 and cancelled 855,300 shares of treasury stock. Repurchases will be made from time to time on the open market at prevailing prices.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Com Dev Consulting Ltd. has filed a complaint, against the Company and certain officers of the Company in connection with the sale of the capital stock of 3dbm by the Company to Com Dev in August 1998. See the Company's quarterly report on Form 10-Q for the period ended April 1, 2000.

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


Date:  July 24, 2000

                                 EXHIBIT INDEX


         EXHIBIT
         NUMBER                   DESCRIPTION
         -------                  -----------

          27                Financial Data Schedule