Form 10-Q
period 2000-09-30
DUCOMMUN INC /DE/
filed 2000-10-25
CIK 30305

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                    Yes  [ ]               No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2000, there were outstanding 9,692,957 shares of common stock.

                              DUCOMMUN INCORPORATED

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at September 30, 2000 and
                  December 31, 1999                                            3

                  Consolidated Statements of Income for Three Months
                  Ended September 30, 2000 and October 2, 1999                 4

                  Consolidated Statements of Income for Nine Months
                  Ended September 30, 2000 and October 2, 1999                 5

                  Consolidated Statements of Cash Flows for Nine
                  Months Ended September 30, 2000 and October 2, 1999          6

                  Notes to Consolidated Financial Statements               7 - 9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    10 - 14

         Item 3.  Quantitative and Qualitative Disclosure About
                  Market Risk                                                 15

Part II. Other Information

         Item 1.  Legal Proceedings                                           16

         Item 6.  Exhibits and Reports on Form 8-K                            16

         Signatures                                                           17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                              September 30,   December 31,
                                                                   2000           1999
                                                              -------------   ------------
ASSETS

Current Assets:
      Cash and cash equivalents                                 $     111       $     138
      Accounts receivable (less allowance for
        doubtful accounts of $477 and $153)                        20,460          20,022
      Inventories                                                  31,705          26,347
      Deferred income taxes                                         1,718           2,698
      Prepaid income taxes                                            315           1,864
      Other current assets                                          3,597           3,335
                                                                ---------       ---------
            Total Current Assets                                   57,906          54,404
Property and Equipment, Net                                        46,701          44,689
Excess of Cost Over Net Assets Acquired (Net of
  Accumulated Amortization of $9,639 and $7,504)                   39,550          41,895
Other Assets                                                        1,287             814
                                                                ---------       ---------
                                                                $ 145,444       $ 141,802
                                                                =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Current portion of long-term debt (Note 4)                $   1,399       $   1,496
      Accounts payable                                              8,599           8,135
      Accrued liabilities                                          14,670          14,911
                                                                ---------       ---------
            Total Current Liabilities                              24,668          24,542
Long-Term Debt, Less Current Portion (Note 4)                      20,382          26,344
Deferred Income Taxes                                               2,174           2,174
Other Long-Term Liabilities                                           903             900
                                                                ---------       ---------
            Total Liabilities                                      48,127          53,960
                                                                ---------       ---------

Commitments and Contingencies (Note 6)
Shareholders' Equity:
      Common stock -- $.01 par value;
        authorized 35,000,000 shares;
        issued 9,712,357 shares in 2000 and
        10,423,810 shares in 1999                                      97             104
      Additional paid-in capital                                   36,655          45,597
      Retained earnings                                            60,739          51,269
      Less common stock held in treasury -- 19,400 shares
        in 2000 and 855,300 shares in 1999                           (174)         (9,128)
                                                                ---------       ---------
            Total Shareholders' Equity                             97,317          87,842
                                                                ---------       ---------
                                                                $ 145,444       $ 141,802
                                                                =========       =========


See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                             For Three Months Ended
                                                           ---------------------------
                                                           September 30,    October 2,
                                                                2000           1999
                                                           -------------    ----------
Net Sales                                                   $ 40,881        $ 37,218

Operating Costs and Expenses:
      Cost of goods sold                                      29,119          25,104
      Selling, general and administrative expenses             5,355           5,582
      Goodwill amortization expense                              709             519
                                                            --------        --------
            Total Operating Costs and Expenses                35,183          31,205
                                                            --------        --------

Operating Income                                               5,698           6,013
Interest Expense                                                (408)           (105)
                                                            --------        --------

Income Before Taxes                                            5,290           5,908
Income Tax Expense                                            (2,010)         (2,238)
                                                            --------        --------

Net Income                                                  $  3,280        $  3,670
                                                            ========        ========

Earnings Per Share:
      Basic earnings per share                              $    .34        $    .36
      Diluted earnings per share                                 .33             .35

Weighted Average Number of Common Shares Outstanding:
      Basic earnings per share                                 9,683          10,243
      Diluted earnings per share                               9,840          10,569


See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                              For Nine Months Ended
                                                            --------------------------
                                                            September 30,   October 2,
                                                                2000           1999
                                                            -------------   ----------
Net Sales                                                   $ 123,174       $ 108,225

Operating Costs and Expenses:
      Cost of goods sold                                       87,001          73,756
      Selling, general and administrative expenses             17,364          15,956
      Goodwill amortization expense                             2,147           1,356
                                                            ---------       ---------
            Total Operating Costs and Expenses                106,512          91,068
                                                            ---------       ---------

Operating Income                                               16,662          17,157
Interest Expense                                               (1,387)           (259)
                                                            ---------       ---------

Income Before Taxes                                            15,275          16,898
Income Tax Expense                                             (5,805)         (6,634)
                                                            ---------       ---------

Net Income                                                  $   9,470       $  10,264
                                                            =========       =========

Earnings Per Share:
      Basic earnings per share                              $     .98       $     .99
      Diluted earnings per share                                  .97             .96

Weighted Average Number of Common Shares Outstanding:
      Basic earnings per share                                  9,649          10,342
      Diluted earnings per share                                9,758          10,665


See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               For Nine Months Ended
                                                             -------------------------
                                                             September 30,  October 2,
                                                                 2000         1999
                                                             -------------  ----------
Cash Flows from Operating Activities:
Net Income                                                   $  9,470       $ 10,264
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
      Depreciation and amortization                             6,579          5,011
      Deferred income tax provision                               980            248
      Other                                                       221            433
Changes in Assets and Liabilities, Net
      Accounts receivable                                        (438)         3,190
      Inventories                                              (5,358)        (2,550)
      Prepaid income taxes                                      1,549            956
      Other assets                                               (735)          (810)
      Accounts payable                                            464         (1,029)
      Accrued and other liabilities                              (238)        (2,986)
                                                             --------       --------
            Net Cash Provided by Operating Activities          12,494         12,727
                                                             --------       --------

Cash Flows from Investing Activities:
Purchase of Property and Equipment                             (6,467)        (5,120)
Acquisition                                                        --        (10,096)
                                                             --------       --------
            Net Cash Used in Investing Activities              (6,467)       (15,216)
                                                             --------       --------

Cash Flows from Financing Activities:
Net Repayment of Long-Term Debt                                (6,059)          (380)
Purchase of Common Stock                                         (174)        (6,200)
Other                                                             179             94
                                                             --------       --------
            Net Cash Used in Financing Activities              (6,054)        (6,486)
                                                             --------       --------

Net Decrease in Cash and Cash Equivalents                         (27)        (8,975)
Cash and Cash Equivalents, Beginning of Period                    138          9,066
                                                             --------       --------

Cash and Cash Equivalents, End of Period                     $    111       $     91
                                                             ========       ========

Supplemental Disclosures of Cash Flows Information:
Interest Expense Paid                                        $  1,482       $    536
Income Taxes Paid                                            $  2,540       $  6,575


See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months and nine months ended September 30, 2000 and October 2, 1999. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 1999.

Note 2. Certain amounts and disclosures included in the consolidated financial statements required management to make estimates which could differ from actual results.

Note 3.    Earnings Per Share

           Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive stock options by the weighted average number of common shares outstanding plus any potential dilution that could occur if stock options were exercised or converted into common stock in each period. For the three months ended September 30, 2000 and October 2, 1999, income available to common shareholders was $3,280,000 and $3,670,000, respectively. The weighted average number of common shares outstanding for the three months ended September 30, 2000 and October 2, 1999 were 9,683,000 and 10,243,000 and the dilutive shares associated with stock options were 157,000 and 326,000, respectively. For the nine months ended September 30, 2000 and October 2, 1999, income available to common shareholders was $9,470,000 and $10,264,000, respectively. The weighted average number of common shares outstanding for the nine months ended September 30, 2000 and October 2, 1999 were 9,649,000 and 10,342,000 and the dilutive shares associated with stock options were 109,000 and 323,000, respectively.

Note 4.    Long-term debt is summarized as follows:

                                                                  (In Thousands)
                                                            ---------------------------
                                                            September 30,  December 31,
                                                                2000          1999
                                                            -------------  ------------
          Bank credit agreement                               $16,300        $20,990
          Term and real estate loans                            3,806          4,175
          Notes and other liabilities for acquisitions          1,675          2,675
                                                              -------        -------
            Total debt                                         21,781         27,840
          Less current portion                                  1,399          1,496
                                                              -------        -------
              Total long-term debt                            $20,382        $26,344
                                                              =======        =======

           In September 2000, the Company signed a new $100,000,000 revolving credit facility with a group of banks. The Company's bank credit agreement provides for a $100,000,000 unsecured revolving credit line with an expiration date of September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (9.50% at September 30, 2000) plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (0.00% at September 30, 2000). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (1.25% at September 30, 2000). At September 30, 2000, the Company had $83,667,000 of unused lines of credit, after deducting $16,300,000 of loans outstanding and $33,000 for an outstanding standby letter of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.25% per annum at September 30, 2000), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

Note 5.    Shareholders' Equity

           Since 1998, the Company's Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. During 1998 and 1999, the Company repurchased in the open market 1,809,062 shares of its common stock for a total of $24,066,000, and cancelled 953,762 shares of treasury stock. During the first nine months of 2000, the Company repurchased in the open market 19,400 shares of its common stock for a total of $174,000 and cancelled 855,300 shares of treasury stock.

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

RESULTS OF OPERATIONS

Third Quarter of 2000 Compared to Third Quarter of 1999

Net sales increased 10% to $40,881,000 in the third quarter of 2000. The increase was due primarily to sales in the third quarter of 2000 from the Parsons acquisition, as well as sales from the new contract at AHF-Ducommun for the C-17 fuselage panels, partially offset by lower sales for the Space Shuttle program and lower commercial and military aftermarket sales. Sales for space programs were lower due to timing differences in production scheduling. The Company expects reduced sales to space programs to continue to adversely impact sales at least through the fourth quarter of 2000. Excluding the Parsons acquisition, sales increased 1% in the third quarter of 2000 from the comparable period in 1999.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the third quarters of 2000 and 1999, sales to Boeing were approximately $15,082,000 and $9,912,000, respectively; sales to Raytheon were approximately $3,709,000 and $2,426,000, respectively; and sales to Lockheed Martin were approximately $3,239,000 and $4,195,000, respectively. The sales relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Gross profit, as a percentage of sales, was 28.8% for the third quarter of 2000 compared to 32.5% in 1999. This decrease was primarily the result of changes in sales mix, pricing pressures from customers and production costs for new programs.

Selling, general and administrative expenses, as a percentage of sales, were 13.1% for the third quarter of 2000 compared to 15.0% in 1999. The decrease in these expenses as a percentage of sales was primarily the result of higher sales volume and lower personnel costs partially offset by an increase in related variable period costs.

Goodwill amortization expense, as a percentage of sales, was 1.7% in 2000, compared to 1.4% in 1999. The increase was primarily the result of higher goodwill amortization expense related to the Parsons acquisition in 1999.

Interest expense increased to $408,000 in the third quarter of 2000 compared to $105,000 for 1999. The increase in interest expense was primarily due to higher debt levels.

Income tax expense decreased to $2,010,000 in the third quarter of 2000 compared to $2,238,000 for 1999. The decrease in income tax expense was primarily due to the decrease in income before taxes. Cash paid for income taxes was $1,069,000 in the third quarter of 2000, compared to $1,595,000 in 1999. Net income for the third quarter of 2000 was $3,280,000, or $0.33 per diluted share, compared to $3,670,000, or $0.35 per diluted share, in 1999. The diluted earnings per share for 2000 include the benefit of a reduction of approximately 729,000 in average diluted shares outstanding as a result of the Company's stock repurchase program.

Nine Months of 2000 Compared to Nine Months of 1999

Net sales increased 14% to $123,174,000 in the first nine months of 2000. The increase was due primarily to increased sales in the first nine months of 2000 from the SMS and Parsons acquisitions, as well as sales from the new contract at AHF-Ducommun for the C-17 fuselage panels, partially offset by lower sales for the Space Shuttle program and lower commercial and military aftermarket sales. Sales for space programs were lower due to timing differences in production scheduling. The Company expects reduced sales to space programs to continue to adversely impact sales at least through the fourth quarter of 2000. Excluding acquisitions, sales increased 3% in the first nine months of 2000 from the comparable period in 1999.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the first nine months of 2000 and 1999, sales to Boeing were approximately $44,355,000 and $30,308,000, respectively; sales to Raytheon were approximately $11,742,000 and $6,928,000, respectively; and sales to Lockheed Martin were approximately $9,711,000 and $12,042,000, respectively. The sales relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

At September 30, 2000, backlog believed to be firm was approximately $232,432,000 compared to $213,100,000 at December 31, 1999. Approximately $38,000,000 of backlog is expected to be delivered during 2000. In April 2000 the Company announced that its AHF-Ducommun subsidiary signed the largest contract in the Company's history with Boeing-Long Beach valued at $49,000,000 to produce fuselage skin panels for the C-17 aircraft. Performance under the contract began in the first quarter of

2000 and is expected to continue through 2003. In addition, AHF-Ducommun signed an option contract with Boeing-Long Beach for the production of C-17 fuselage skin panels for the period 2003 - 2007. The option contract, if fully exercised by Boeing, is valued at $62,000,000.

Gross profit, as a percentage of sales, was 29.4% for the first nine months of 2000 compared to 31.8% in 1999. This decrease was primarily the result of changes in sales mix, pricing pressures from customers and production costs for new programs.

Selling, general and administrative expenses, as a percentage of sales, were 14.1% for the first nine months of 2000 compared to 14.7% in 1999. The benefits of higher sales volume were offset by increases in related variable costs and higher personnel costs.

Goodwill amortization expense, as a percentage of sales, was 1.7% in 2000, compared to 1.3% in 1999. This increase was primarily the result of higher goodwill amortization expense related to the SMS and Parsons acquisitions in 1999.

Interest expense increased to $1,387,000 in the first nine months of 2000 compared to $259,000 for 1999. The increase in interest expense was primarily due to higher debt levels.

Income tax expense decreased to $5,805,000 in the first nine months of 2000 compared to $6,634,000 for 1999. The decrease in income tax expense was primarily due to the decrease in income before taxes and an effective income tax rate of 38% for 2000 compared to 39.3% for 1999. The decrease in the tax rate was primarily due to certain tax credits that became available to the Company. Cash paid for income taxes was $2,540,000 in the first nine months of 2000, compared to $6,575,000 in 1999. Net income for the first nine months of 2000 was $9,470,000, or $0.97 per diluted share, compared to $10,264,000, or $0.96 per diluted share, in 1999. Diluted earnings per share rose 1% on a year to year basis, despite a decline in net income, due to a reduction of approximately 907,000 in average diluted shares outstanding as a result of the Company's stock repurchase program.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash flows from operating activities for the nine months ended September 30, 2000 was $12,494,000 compared to $12,727,000 for the nine months ended October 2, 1999. During the first nine months of 2000, the Company spent $6,059,000 to repay principal on its outstanding bank borrowings, promissory notes, and term and commercial real estate loans, $6,467,000 on capital expenditures and $174,000 to repurchase shares of the Company's common stock. The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 2000.

In September 2000, the Company signed a new $100,000,000 revolving credit facility with a group of banks. The Company's bank credit agreement provides for a $100,000,000 unsecured revolving credit line with an expiration date of September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (9.50% at September 30, 2000) plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (0.00% at September 30, 2000). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (1.25% at September 30, 2000). At September 30, 2000, the Company had $83,667,000 of unused lines of credit, after deducting $16,300,000 of loans outstanding and $33,000 for an outstanding standby letter of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.25% per annum at September 30, 2000), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

The Company spent $6,467,000 on capital expenditures during the first nine months of 2000 and expects to spend less than $8,500,000 in the aggregate for capital expenditures in 2000. These expenditures are expected to place the Company in a favorable competitive position among aerospace subcontractors, and to allow the Company to take advantage of the off-load requirements from its customers. In connection with the C-17 contract signed by the Company's AHF-Ducommun subsidiary, AHF-Ducommun is acquiring a 1,500-ton stretch press and a 5-axis CNC Torres router with a flexible pogo positioning system. AHF-Ducommun also is in the process of completing a 185,000 square foot building addition to support the C-17 contract as well as other off-load opportunities from its customers.

Since 1998, the Company's Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. During 1998 and 1999, the Company repurchased in the open market 1,809,062 shares of its common stock for a total of $24,066,000, and cancelled 953,762 shares of treasury stock. During the first nine months of 2000, the Company repurchased in the open market 19,400 shares of its common stock for a total of $174,000 and cancelled 855,300 shares of treasury stock. Repurchases will be made from time to time on the open market at prevailing prices.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed with this report:

              4.1   Credit Agreement dated September 29, 2000 among
                    Ducommun Incorporated and the lenders referred to therein.

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


Date:  October 25, 2000

                                 EXHIBIT INDEX

Exhibit
Number                         Description
------                         -----------

  4.1      Credit Agreement dated September 29, 2000 among
           Ducommun Incorporated and the lenders referred to therein.

 27        Financial Data Schedule