Form 10-K
period 2000-12-31
DUCOMMUN INC /DE/
filed 2001-02-28
CIK 30305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 1-8174

                              DUCOMMUN INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                            95-0693330
------------------------------                      ---------------------------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)


111 West Ocean Boulevard, Suite 900, Long Beach, California          90802-7901
-----------------------------------------------------------          ----------
       (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (562) 624-0800

           Securities registered pursuant to Section 12(b) of the Act:


                                                    Name of each exchange on
   Title of each class                                  which registered
----------------------------                        ------------------------
Common Stock, $.01 par value                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                -----------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $92,000,000 as of January 31, 2001.

The number of shares of common stock outstanding on January 31, 2001 was 9,604,457.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

        (a) Annual Report to Shareholders (the "2000 Annual Report") for the year ended December 31, 2000, incorporated partially in Part I and Part II hereof (see Exhibit 13), and

        (b) Proxy Statement for the 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement"), incorporated partially in Part III hereof.


                   FORWARD-LOOKING STATEMENTS AND RISK FACTORS

        Certain statements in the Form 10-K and documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any such forward-looking statements involve risks and uncertainties. The Company's future financial results could differ materially from those anticipated due to the Company's dependence on conditions in the airline industry, the level of new commercial aircraft orders, the production rates for Boeing commercial aircraft, the C-17 and the Space Shuttle programs, the level of defense spending, competitive pricing pressures, technology and product development risks and uncertainties, product performance, risks associated with acquisitions and dispositions of businesses by the Company, increasing consolidation of customers and suppliers in the aerospace industry, availability of raw materials and components from suppliers, the outcome of the lawsuit by Com Dev Consulting Ltd. against the Company, and other factors beyond the Company's control.

                                     PART I

ITEM 1. BUSINESS

        During 2000, Ducommun Incorporated ("Ducommun"), through its subsidiaries (collectively, the "Company"), manufactured components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. Domestic commercial aircraft programs include the Boeing 717, 737NG, 747, 757, 767 and 777. Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier Business and Regional Jets, and Dash 8. Major military aircraft programs include the Boeing C-17 and F-18, Lockheed Martin F-16, various Sikorsky, Bell, Boeing and Augusta helicopter programs, and advanced development programs. The Company is a subcontractor to Lockheed Martin on the Space Shuttle external tank and a supplier of components for the Space Shuttle, as well as for the International Space Station.

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

AEROSTRUCTURAL PRODUCTS

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

AHF-Ducommun Incorporated

        AHF-Ducommun Incorporated ("AHF"), another Ducommun subsidiary, supplies aircraft and aerospace prime contractors with engineering, manufacturing and testing of complex components using stretch forming and thermal forming processes and computer- controlled machining. Stretch forming is a process for manufacturing large, complex structural shapes primarily from aluminum sheet metal extrusions. AHF has some of the largest and most sophisticated stretch forming presses in the United States. Thermal forming is a metal working process conducted at high temperature for manufacturing close tolerance titanium components. AHF designs and manufactures the tooling required for the production of parts in both forming processes. Certain components manufactured by AHF are machined with precision milling equipment designed and constructed by AHF. AHF also employs computer-aided design/manufacturing systems with three 5-axis gantry profile milling machines and five 5-axis numerically-controlled routers to provide computer-controlled machining and inspection of complex parts up to 100 feet long.

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

Parsons Precision Products, Inc.

        In November 1999, Ducommun, through a wholly-owned subsidiary, acquired the assets and assumed certain liabilities of Parsons. Parsons is a leading manufacturer of complex titanium hot-formed subassemblies and components for commercial and military aerospace applications.

SEATING PRODUCTS

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

        In 1998, Brice introduced an original equipment manufacture ("OEM") 16G coach-class aircraft seat. This new aircraft seat represents Brice's first major OEM product.

ELECTROMECHANICAL PRODUCTS

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

MechTronics of Arizona Corp.

        MechTronics is a leading manufacturer of mechanical and electromechanical enclosure products for the defense electronics and commercial aviation markets. MechTronics has a fully integrated manufacturing capability, including engineering, fabrication, machining, assembly, electronic integration and related processes. MechTronics' products include sophisticated radar enclosures, gyroscopes and indicators, aircraft avionics racks and shipboard communications and control enclosures.

        In April 1999, Ducommun acquired the capital stock of SMS. SMS is a manufacturer of subassemblies for commercial and military aerospace applications. SMS remained at its existing Chatsworth, California facility and reports through MechTronics of Arizona Corp.

OTHER BUSINESS

3dbm, Inc.

        In August 1998, Ducommun sold the capital stock of its wireless communications subsidiary, 3dbm, Inc. ("3dbm"). The Company sold 3dbm because the level of investment required to ensure the long-term viability of 3dbm in the wireless system infrastructure business was more than the Company was willing to commit.

DEFENSE AND SPACE PROGRAMS

        A major portion of sales is derived from United States government defense programs and space programs. Approximately 38 percent of 2000 sales were related to defense programs and approximately 9 percent of 2000 sales were related to space programs. These programs could be adversely affected by reductions in defense spending and other government budgetary pressures which would result in reductions, delays or stretch-outs of existing and future programs. In addition, many of the Company's contracts covering defense and space programs are subject to termination at the convenience of the customer (as well as for default). In the event of termination for convenience, the customer generally is required to pay the costs incurred by the Company and certain other fees through the date of termination.

COMMERCIAL PROGRAMS

        Approximately 53 percent of 2000 sales were related to commercial aircraft programs, and nonaerospace commercial applications. The Company's commercial sales depend substantially on aircraft manufacturer's production rates, which in turn depend upon deliveries of new aircraft. Deliveries of new aircraft by aircraft manufacturers are dependent on the financial capacity of the airlines and leasing companies to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. The Company's sales for commercial aircraft programs also could be affected by changes in its customers' inventory levels and changes in its customers' aircraft production build rates.

MAJOR CUSTOMERS

        The Company had substantial sales to Boeing, Lockheed Martin and Raytheon. During 2000, sales to Boeing were $61,109,000, or 37% of total sales; sales to Lockheed Martin were $12,685,000, or 8% of total sales; and sales to Raytheon were $14,242,000, or 9% of total sales. Sales to Boeing, Lockheed Martin and Raytheon are diversified over a number of different commercial, military and space programs.

COMPETITION

        The Company competes with various companies, some of which are substantially larger and have greater financial, technical and personnel resources. The Company's ability to compete depends on the quality of goods and services, competitive pricing and the ability to solve specific customer problems.

BACKLOG

        At December 31, 2000, backlog believed to be firm was approximately $238,600,000, compared to $213,100,000 at December 31, 1999. Approximately $103,100,000 of total backlog is expected to be delivered during 2001.

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

        The Company anticipates that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain its environmental compliance efforts. The Company does not expect to spend a material amount on capital expenditures for environmental compliance during 2001.

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

EMPLOYEES

        At December 31, 2000, the Company employed 1,134 persons.

BUSINESS SEGMENT INFORMATION

        The Company operates principally in only one business segment.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

        In 2000, 1999 and 1998, foreign sales to manufacturers worldwide were $26,267,000, $28,313,000 and $29,007,000, respectively.

        The amounts of revenue, profitability and identifiable assets attributable to foreign operations are not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2000, 1999 and 1998. The Company had no sales to a foreign country greater than 5% of total sales in 2000, 1999 and 1998.

        The Company is not subject to any foreign currency risks since all sales are made in United States dollars.

ITEM 2. PROPERTIES

        The Company occupies approximately 21 facilities with a total office and manufacturing area of over 1,241,000 square feet, including both owned and leased properties. At December 31, 2000, facilities which were in excess of 60,000 square feet each were occupied as follows:

                                                                                Square         Expiration
               Location                             Company                      Feet           of Lease
        ---------------------            ---------------------------           -------         ----------
        El Mirage, California            Aerochem                               74,300            Owned
        Orange, California               Aerochem                               76,200            Owned
        Carson, California               AHF-Ducommun                           65,000             2004
        Carson, California               AHF-Ducommun                           69,000            Owned
        Carson, California               AHF-Ducommun                          283,000            Owned
        Carson, California               Ducommun Technologies                 118,000             2002
        Phoenix, Arizona                 MechTronics                           100,000             2006
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


ITEM 3. LEGAL PROCEEDINGS

        In October 1999, Com Dev Consulting Ltd. ("Com Dev") filed a complaint in the United States District Court against the Company and certain of its officers relating to the sale of the capital stock of 3dbm, Inc. ("3dbm") by the Company to Com Dev in August 1998. On February 3, 2000, the United States District Court dismissed the complaint without prejudice. On April 7, 2000, Com Dev filed another complaint in California Superior Court against the Company and certain of its officers relating to the sale of the capital stock of 3dbm by the Company to Com Dev. The complaint seeks recovery of damages in excess of $10,000,000, restitution of the $17,250,000 purchase price paid for 3dbm, and recovery of punitive damages, costs and attorneys' fees. A jury trial of the lawsuit is currently scheduled to begin on April 23, 2001. The Company intends to vigorously defend the matter. While it is not feasible to predict the outcome of this matter, the Company presently believes that the final resolution of the matter will not have a material adverse effect on its consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this matter be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on its consolidated financial position and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        The information under the caption "Quarterly Common Stock Price Information" on page 12 of the 2000 Annual Report is incorporated herein by reference. No dividends were paid during 1999 or 2000 (see Exhibit 13).


ITEM 6. SELECTED FINANCIAL DATA

        The information under the caption "Selected Financial Data" appearing on page 12 of the 2000 Annual Report is incorporated herein by reference (see
Exhibit 13).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 13 through 16 of the 2000 Annual Report is incorporated herein by reference (see Exhibit
13).


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Shareholders' Equity," and "Notes to Consolidated Financial Statements," together with the report thereon of PricewaterhouseCoopers LLP dated February 20, 2001, appearing on pages 17 through 28 of the 2000 Annual Report are incorporated herein by reference (see Exhibit 13).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

        The information under the caption "Election of Directors" in the 2001 Proxy Statement is incorporated herein by reference.

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


                                             Positions and Offices                             Other Business
                                               Held With Company                                 Experience
     Name (Age)                                  (Year Elected)                               (Past Five Years)
-----------------------             -----------------------------------------       ------------------------------------
Joseph C. Berenato (54)             President (1996), Chief Executive               Executive Vice President (1995),
                                    Officer (1997) and Chairman of the Board        Chief Operating Officer (1995-1996),
                                    (1999)                                          and Chief Financial Officer
                                                                                    (1991-1996) of the Company

Robert A. Borlet (60)               Vice President, Manufacturing Operations        President of Ducommun Technologies,
                                    (1999)                                          Inc. (1988 -1999)


James S. Heiser (44)                Vice President (1990),                          --
                                    Chief Financial Officer (1996), General
                                    Counsel (1988), Secretary (1987), and
                                    Treasurer (1995)

Kenneth R. Pearson (65)             Vice President-Human Resources (1988)           --

Michael W. Williams (46)            Vice President, Corporate Development           Vice President of Operations at H.R.
                                    (1998)                                          Textron; (1995 - 1998)

                                             Positions and Offices                             Other Business
                                               Held With Company                                 Experience
     Name (Age)                                  (Year Elected)                               (Past Five Years)
-----------------------             -----------------------------------------       ------------------------------------
Samuel D. Williams (52)             Vice President (1991) and Controller                            --
                                    (1988)

Jeffrey P. Abbott (49)              President, Aerochem, Inc. (1998)                Vice President of Operations
                                                                                    (1992-1997); Executive Vice President
                                                                                    and General Manager (1997-1998) of
                                                                                    Aerochem

Paul L. Graham (56)                 President of Ducommun Technologies, Inc.        President of 3dbm, Inc.
                                    (1999)                                          (1995-1998); President of Com Dev
                                                                                    Wireless Systems (1998-1999)

Robert B. Hahn (58)                 President of MechTronics of Arizona             President of Aerochem, Inc.
                                    Corp. (1997)                                    (1987-1997)

Robert L. Hansen (47)               President, AHF-Ducommun                                         --
                                    Incorporated (1989)

Richard A. Klisz (45)               President of Brice Manufacturing                Vice President, Sales and Marketing
                                    Company, Inc. (2000)                            of Aerochem, Inc. (1994-2000)


ITEM 11. EXECUTIVE COMPENSATION

        The information under the caption "Compensation of Executive Officers" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption "Election of Directors" contained in the paragraph immediately following the table in the 2001 Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


   (a)  1.   Financial Statements

        The following consolidated financial statements of Ducommun Incorporated and subsidiaries, included in the 2000 Annual Report, are incorporated by reference in Item 8 of this report. Page numbers refer to the 2000 Annual Report:

                                                                                               Page
                                                                                               ----
        Consolidated Statements of Income - Years ended December 31, 2000, 1999
        and 1998                                                                                17

        Consolidated Balance Sheets - December 31, 2000 and 1999                                18

        Consolidated Statements of Cash Flows - Years ended December 31,
        2000, 1999 and 1998                                                                     19

        Consolidated Statements of Changes in Shareholders' Equity - Years                      20
        Ended December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements                                             21-27

        Report of Independent Accountants                                                       28

        2.      Financial Statement Schedule

        The following schedule for the years ended December 31, 2000, 1999 and 1998 is filed herewith:

        Schedule VIII - Valuation and Qualifying Accounts and Reserves

        All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

   (b)  Reports on Form 8-K

        None.


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

        3.3 Bylaws as amended and restated on May 3, 2000.

        4.1 Credit Agreement dated as of September 29, 2000 among Ducommun Incorporated and the lenders referred to therein. Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000.

        4.2 Rights Agreement dated as of February 17, 1999 by and between Ducommun Incorporated and Harris Trust Company of California as Rights Agent. Incorporated by reference to Exhibit 4.2 to Form 8-K dated February 17, 1999.

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

        * 10.5 Form of Nonqualified Stock Option Agreement, for grants to employees after January 1, 1999, under the 1994 Stock Incentive Plan and the 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999.

        * 10.6 Form of Incentive Stock Option Agreement under the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1996.

        * 10.7 Form of Nonqualified Stock Option Agreement for nonemployee directors under the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

        * 10.8 Form of Key Executive Severance Agreement entered with ten current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999. All of the Key Executive Severance Agreements are identical except for the name of the executive officer and the date of the
        Agreement:


                    Executive Officer              Date of Agreement
                    -----------------              -----------------
                    Jeffrey P. Abbott              April 10, 2000
                    Joseph C. Berenato             November 4, 1991
                    Robert A. Borlet               July 27, 1988
                    Paul L. Graham                 April 10, 2000
                    Robert B. Hahn                 July 27, 1988
                    Robert L. Hansen               May 5, 1993
                    James S. Heiser                July 27, 1988
                    Kenneth R. Pearson             July 27, 1988
                    Michael W. Williams            October 25, 1999
                    Samuel D. Williams             June 21, 1989


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

        * 10.10 Description of 2001 Executive Officer Bonus Arrangement.

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

        11 Reconciliation of the Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

        13 2000 Annual Report to Shareholders (not deemed to be filed except as previously incorporated by reference).

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



                                           DUCOMMUN INCORPORATED



Date:  February 23, 2001                   By: /s/ Joseph C. Berenato
                                               --------------------------------
                                               Joseph C. Berenato
                                               Chairman of the Board, President
                                               and Chief Executive Officer


        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  February 23, 2001                   By: /s/ Joseph C. Berenato
                                               --------------------------------
                                               Joseph C. Berenato
                                               Chairman of the Board, President
                                               and Chief Executive Officer
                                               (Principal Executive Officer)


Date:  February 23, 2001                   By: /s/ James S. Heiser
                                               --------------------------------
                                               James S. Heiser
                                               Vice President,
                                               Chief Financial Officer,
                                               General Counsel,
                                               Secretary and Treasurer
                                               (Principal Financial Officer)


Date:  February 23, 2001                   By: /s/ Samuel D. Williams
                                               --------------------------------
                                               Samuel D. Williams
                                               Vice President,
                                               Controller and Assistant
                                               Treasurer
                                               (Principal Accounting Officer)

                                    DIRECTORS



By:    /s/ Norman A. Barkeley
    ------------------------------------              Date: February 23, 2001
           Norman A. Barkeley


By:    /s/ Joseph C. Berenato                         Date: February 23, 2001
    ------------------------------------
           Joseph C. Berenato


By:    /s/ Eugene P. Conese, Jr.                      Date: February 23, 2001
    ------------------------------------
           Eugene P. Conese, Jr.


By:    /s/ Ralph D. Crosby, Jr.                       Date: February 23, 2001
    ------------------------------------
           Ralph D. Crosby, Jr.


By:    /s/ H. Frederick Christie                      Date: February 23, 2001
    ------------------------------------
           H. Frederick Christie


By:    /s/ Robert C. Ducommun                         Date: February 23, 2001
    ------------------------------------
           Robert C. Ducommun


By:    /s/ Kevin S. Moore                             Date: February 23, 2001
    ------------------------------------
           Kevin S. Moore


By:    /s/ Thomas P. Mullaney                         Date: February 23, 2001
    ------------------------------------
           Thomas P. Mullaney

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors
of Ducommun Incorporated:


Our audits of the consolidated financial statements referred to in our report dated February 20, 2001 appearing in the 2000 Annual Report to Shareholders of Ducommun Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Los Angeles, California
February 20, 2001

                              DUCOMMUN INCORPORATED
                                AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                  SCHEDULE VIII



      Column A              Column B                       Column C                       Column D           Column E
--------------------       ----------           -------------------------------        -------------        ----------
                                                         Additions
                                                -------------------------------
                           Balance at           Charged to         Charged to                               Balance at
                           Beginning            Costs and            Other                                    End of
    Description            of Period             Expenses           Accounts             Deductions           Period
--------------------       ----------           ----------        -------------        -------------        ----------
                                         FOR THE YEAR ENDED DECEMBER 31, 2000

Allowance for
  Doubtful Accounts        $  153,000           $1,061,000        $   34,000(a)        $   67,000(b)        $1,160,000
                                                                  $   18,000(c)        $   39,000(c)

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

(c) Changes in allowance for doubtful accounts related to acquisitions in 1999.

                                 EXHIBIT INDEX


     Number
     ------
        3.1 Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 29, 1990. Incorporated by reference to Exhibit
        3.1 to Form 10-K for the year ended December 31, 1990.

        3.2 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 27, 1998. Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 1998.

        3.3 Bylaws as amended and restated on May 3, 2000.

        4.1 Credit Agreement dated as of September 29, 2000 among Ducommun Incorporated and the lenders referred to therein. Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000.

        4.2 Rights Agreement dated as of February 17, 1999 by and between Ducommun Incorporated and Harris Trust Company of California as Rights Agent. Incorporated by reference to Exhibit 4.2 to Form 8-K dated February 17, 1999.

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

        * 10.5 Form of Nonqualified Stock Option Agreement, for grants to employees after January 1, 1999, under the 1994 Stock Incentive Plan and the 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999.

        * 10.6 Form of Incentive Stock Option Agreement under the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1996.

        * 10.7 Form of Nonqualified Stock Option Agreement for nonemployee directors under the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

        * 10.8 Form of Key Executive Severance Agreement entered with ten current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999. All of the Key Executive Severance Agreements are identical except for the name of the executive officer and the date of the
        Agreement:


                    Executive Officer              Date of Agreement
                    -----------------              -----------------
                    Jeffrey P. Abbott              April 10, 2000
                    Joseph C. Berenato             November 4, 1991
                    Robert A. Borlet               July 27, 1988
                    Paul L. Graham                 April 10, 2000
                    Robert B. Hahn                 July 27, 1988
                    Robert L. Hansen               May 5, 1993
                    James S. Heiser                July 27, 1988
                    Kenneth R. Pearson             July 27, 1988
                    Michael W. Williams            October 25, 1999
                    Samuel D. Williams             June 21, 1989


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

        * 10.10 Description of 2001 Executive Officer Bonus Arrangement.

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

        11 Reconciliation of the Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

        13 2000 Annual Report to Shareholders (not deemed to be filed except as previously incorporated by reference).

        21 Subsidiaries of registrant

        23 Consent of PricewaterhouseCoopers LLP

-------------------
        * Indicates an executive compensation plan or arrangement.