Form 10-Q
period 2001-03-31
DUCOMMUN INC /DE/
filed 2001-04-25
CIK 30305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

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

                           Yes [X]                 No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2001, there were outstanding 9,637,593 shares of common stock.

                              DUCOMMUN INCORPORATED

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

Part I. Financial Information

        Item 1.  Financial Statements

                 Consolidated Balance Sheets at March 31, 2001 and
                 December 31, 2000                                             3

                 Consolidated Statements of Income for Three Months
                 Ended March 31, 2001 and April 1, 2000                        4

                 Consolidated Statements of Cash Flows for Three
                 Months Ended March 31, 2001 and April 1, 2000                 5

                 Notes to Consolidated Financial Statements                6 - 7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      8 - 10

        Item 3.  Quantitative and Qualitative Disclosure About Market Risk    11

Part II. Other Information

        Item 1.  Legal Proceedings                                            12

        Item 6.  Exhibits and Reports on Form 8-K                             12

        Signatures                                                            13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                       March 31,        December 31,
                                                         2001               2000
                                                       ---------        -----------
ASSETS

Current Assets:
  Cash and cash equivalents                            $     140         $     100
  Accounts receivable (less allowance for
    doubtful accounts of $1,123 and $1,161)               26,071            20,844
  Inventories                                             32,111            32,240
  Deferred income taxes                                    3,370             3,624
  Prepaid income taxes                                       134               134
  Other current assets                                     3,554             3,326
                                                       ---------         ---------
    Total Current Assets                                  65,380            60,268

Property and Equipment, Net                               50,186            49,579
Deferred Income Taxes                                        165               165
Excess of Cost Over Net Assets Acquired
  (Net of Accumulated Amortization of
  $11,074 and $10,355)                                    38,337            39,056
Other Assets                                               1,272             1,296
                                                       ---------         ---------
                                                       $ 155,340         $ 150,364
                                                       =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                    $   1,419         $   1,409
  Accounts payable                                        12,349            11,552
  Accrued liabilities                                     16,553            15,904
                                                       ---------         ---------
    Total Current Liabilities                             30,321            28,865
Long-Term Debt, Less Current Portion                      18,705            18,245
Deferred Income Taxes                                      2,409             2,409
Other Long-Term Liabilities                                1,316             1,316
                                                       ---------         ---------
    Total Liabilities                                     52,751            50,835
                                                       ---------         ---------

Commitments and Contingencies

Shareholders' Equity:
  Common stock -- $.01 par value; authorized
    35,000,000 shares; issued 9,747,493 shares
    in 2001 and 9,714,357 shares in 2000                      97                97
  Additional paid-in capital                              36,708            36,673
  Retained earnings                                       67,014            63,989
  Less common stock held in treasury -- 109,900
    shares in 2001 and 2000                               (1,230)           (1,230)
                                                       ---------         ---------
                Total Shareholders' Equity               102,589            99,529
                                                       ---------         ---------
                                                       $ 155,340         $ 150,364
                                                       =========         =========

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                       For Three Months Ended
                                                      -------------------------
                                                      March 31,        April 1,
                                                        2001             2000
                                                      --------         --------
Net Sales                                             $ 48,461         $ 39,854

Operating Costs and Expenses:
  Cost of goods sold                                    36,007           27,683
  Selling, general and administrative expenses           6,476            6,226
  Goodwill amortization expense                            719              719
                                                      --------         --------
    Total Operating Costs and Expenses                  43,202           34,628
                                                      --------         --------

Operating Income                                         5,259            5,226
Interest Expense                                          (380)            (500)
                                                      --------         --------

Income Before Taxes                                      4,879            4,726
Income Tax Expense                                      (1,854)          (1,796)
                                                      --------         --------
Net Income                                            $  3,025         $  2,930
                                                      ========         ========

Earnings Per Share:
  Basic earnings per share                            $    .31         $    .30
  Diluted earnings per share                               .31              .30

Weighted Average Number of Common
  Shares Outstanding:
    Basic                                                9,614            9,609
    Diluted                                              9,718            9,719

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               For Three Months Ended
                                                              -------------------------
                                                              March 31,        April 1,
                                                                2001             2000
                                                              --------         --------
Cash Flows from Operating Activities:
Net Income                                                     $ 3,025         $ 2,930
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Depreciation and amortization                                2,294           2,208
    Deferred income tax provision                                  254             343
    Income tax benefit related to the exercise
      of nonqualified stock options                                 70             579

Changes in Assets and Liabilities:
  Accounts receivable                                           (5,227)            280
  Inventories                                                      129          (2,379)
  Prepaid income taxes                                              --             834
  Other assets                                                    (204)             38
  Accounts payable                                                 797             470
  Accrued and other liabilities                                    649            (481)
                                                               -------         -------
    Net Cash Provided by Operating Activities                    1,787           4,822
                                                               -------         -------

Cash Flows from Investing Activities:
Purchase of Property and Equipment                              (2,182)         (1,130)
                                                               -------         -------
    Net Cash Used in Investing Activities                       (2,182)         (1,130)
                                                               -------         -------

Cash Flows from Financing Activities:
Net Borrowings (Repayment) of Long-Term Debt                       470          (2,881)
Purchase of Common Stock for Treasury                               --            (174)
Net (Payments) Related to Stock Options Exercised                  (35)           (705)
                                                               -------         -------
    Net Cash Provided by (Used in) Financing Activities            435          (3,760)
                                                               -------         -------

Net Increase (Decrease) in Cash and Cash Equivalents                40             (68)
Cash and Cash Equivalents - Beginning of Period                    100             138
                                                               -------         -------
Cash and Cash Equivalents - End of Period                      $   140         $    70
                                                               =======         =======

Supplemental Disclosures of Cash Flow Information:
Interest Expense Paid                                          $   370         $   403
Income Taxes Paid                                              $ 1,119         $    38

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months ended March 31, 2001 and April 1, 2000. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 2000.

Note 2. Certain amounts and disclosures included in the consolidated financial statements required management to make estimates which could differ from actual results.

Note 3.  Earnings Per Share

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period. For the three months ended March 31, 2001 and April 1, 2000, income available to common shareholders was $3,025,000 and $2,930,000, respectively. The weighted average number of common shares outstanding for the three months ended March 31, 2001 and April 1, 2000 were 9,614,000 and 9,609,000, respectively, and the dilutive shares associated with stock options were 104,000 and 110,000, respectively.

Note 4.  Long-term debt is summarized as follows:

                                                            (In thousands)
                                                        -----------------------
                                                        March 31,  December 31,
                                                          2001         2000
                                                        ---------  ------------

         Bank credit agreement                           $14,900     $14,300
         Term and real estate loans                        3,549       3,679
         Notes and other liabilities for acquisitions      1,675       1,675
                                                         -------     -------
           Total debt                                     20,124      19,654
         Less current portion                              1,419       1,409
                                                         -------     -------
             Total long-term debt                        $18,705     $18,245
                                                         =======     =======

         In September 2000, the Company signed a new $100,000,000 revolving credit facility with a group of banks. The agreement provides for a $100,000,000 unsecured revolving credit line declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (8.00% at March 31, 2001). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (6.80% at March 31, 2001). At March 31, 2001, the Company had $85,100,000 of unused lines of credit, after deducting $14,900,000 of loans outstanding. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.25% per annum at March 31, 2001), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

Note 5.  Shareholders' Equity

         Since 1998, the Company's Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. During 1998, 1999 and 2000, the Company repurchased in the open market 1,918,962 shares of its common stock for a total of $25,296,000, and cancelled 1,809,062 shares of treasury stock. The Company did not repurchase any of its common stock during the three months ended March 31, 2001.

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

         Com Dev Consulting Ltd. ("Com Dev") has filed a complaint against the Company and certain of its officers relating to the sale by the Company of the capital stock of its wireless communications subsidiary, 3dbm, Inc. ("3dbm") to Com Dev in August 1998. The complaint seeks recovery of damages in excess of $10,000,000, restitution of the $17,250,000 purchase price paid for 3dbm and recovery of punitive damages, costs and attorneys' fees. The Company intends to vigorously defend the matter. While it is not feasible to predict the outcome of this matter, the Company presently believes that the final resolution of the matter will not have a material adverse effect on its consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this matter be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on its consolidated financial position and results of operations.

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

RESULTS OF OPERATIONS

First Quarter of 2001 Compared to First Quarter of 2000

Net sales increased 22% to $48,461,000 in the first quarter of 2001. The increase of approximately $9,000,000 in sales resulted primarily from an increase in the Company's commercial sales to the Boeing 777 and Regional Jet programs and higher military sales to the C-17 program.

The Company had substantial sales to Boeing, Lockheed Martin and Raytheon. During the first quarters of 2001 and 2000, sales to Boeing were approximately $17,814,000 and $14,546,000, respectively; sales to Lockheed Martin were approximately $3,843,000 and $3,469,000, respectively; and sales to Raytheon were approximately $4,243,000 and $2,997,000, respectively. The sales relating to Boeing, Lockheed Martin and Raytheon are diversified over a number of different commercial, space and military programs.

At March 31, 2001, backlog believed to be firm was approximately $243,000,000 compared to $238,600,000 at December 31, 2000 and $205,400,000 at April 1, 2000.
Approximately $88,000,000 of backlog is expected to be delivered during the remainder of 2001.

Gross profit, as a percentage of sales, was 25.7% for the first quarter of 2001 compared to 30.5% in 2000. This decrease was primarily the result of changes in sales mix, pricing pressures from customers and higher production costs.

Selling, general and administrative expenses, as a percentage of sales, were 13.4% for the first quarter of 2001 compared to 15.6% in 2000. This decrease as a percentage of sales was primarily the result of higher sales volume partially offset by an increase in related period costs.

Interest expense decreased to $380,000 in the first quarter of 2001 compared to $500,000 for 2000. The decrease in interest expense was primarily due to lower debt levels and interest rates in 2001 compared to 2000.

Income tax expense increased to $1,854,000 in the first quarter of 2001 compared to $1,796,000 for 2000. The increase in income tax expense was primarily due to the increase in income before taxes. Cash paid for income taxes was $1,119,000 in the first quarter of 2001, compared to $38,000 in 2000. Taxes prepaid by the Company during 1999 resulted in lower cash paid for income taxes during the first quarter of 2000. Net income for the first quarter of 2001 was $3,025,000, or $0.31 diluted earnings per share, compared to $2,930,000, or $0.30 diluted earnings per share, in 2000.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash flow from operating activities for the three months ended March 31, 2001 was $1,787,000, compared to $4,822,000 for the three months ended April 1, 2000. The decrease in cash flow from operating activities resulted principally from an increase in accounts receivable, partially offset by an increase in accounts payable and accrued and other liabilities. During the first three months of 2001, the Company had net borrowings of $470,000, and spent $2,182,000 on capital expenditures. The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 2001. The Company's bank credit agreement provides for a $100,000,000 unsecured revolving credit line declining to $60,000,000 at maturity on September 30, 2005. At March 31, 2001, the Company had $85,100,000 of unused lines of credit, after deducting $14,900,000 of loans outstanding. See Note 4 to the Notes to Consolidated Financial Statements.

The Company spent $2,182,000 on capital expenditures during the first three months of 2001 and expects to spend less than $10,000,000 in the aggregate for capital expenditures in 2001. The Company plans to continue to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft and space programs.

Since 1998, the Company's Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. During 1998, 1999 and 2000, the Company repurchased in the open market 1,918,962 shares of its common stock for a total of $25,296,000. No repurchases of common stock were made by the Company during the first quarter of 2001, however, repurchases may be made from time to time on the open market at prevailing prices.

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

Com Dev Consulting Ltd. ("Com Dev") has filed a complaint against the Company and certain of its officers relating to the sale by the Company of the capital stock of its wireless communications subsidiary, 3dbm, Inc. ("3dbm") to Com Dev in August 1998. The complaint seeks recovery of damages in excess of $10,000,000, restitution of the $17,250,000 purchase price paid for 3dbm and recovery of punitive damages, costs and attorneys' fees. The Company intends to vigorously defend the matter. While it is not feasible to predict the outcome of this matter, the Company presently believes that the final resolution of the matter will not have a material adverse effect on its consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this matter be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on its consolidated financial position and results of operations.

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

FUTURE ACCOUNTING REQUIREMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" - an amendment of FASB Statement No. 133, became effective for the Company in the first quarter 2001. The adoption of SFAS 133 did not have a material effect on the Company's financial position, results of operations or cash flow.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Any forward-looking statements made in this Form 10-Q involve risks and uncertainties. The Company's future financial results could differ materially from those anticipated due to the Company's dependence on conditions in the airline industry, the level of new commercial aircraft orders, the production rate for Boeing commercial aircraft, the C-17 and the Space Shuttle programs, the level of defense spending, competitive pricing pressures, technology and product development risks and uncertainties, product performance, risks associated with acquisitions and dispositions of businesses by the Company, increasing consolidation of customers and suppliers in the aerospace industry, availability of raw materials and components from suppliers, the outcome of the lawsuit brought by Com Dev, and other factors beyond the Company's control.

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

     During the first quarter of 2001, the trial of the lawsuit by Com Dev was continued, and a new trial date has not been set.

Item 6. Exhibits and Reports on Form 8-K.

        (a) No exhibits are filed with this report.

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


                                                 DUCOMMUN INCORPORATED
                                                 ---------------------
                                                     (Registrant)


                                         By: /s/ James S. Heiser
                                             -----------------------------------
                                                 James S. Heiser
                                                 Vice President, Chief Financial
                                                 Officer and General Counsel
                                                 (Duly Authorized Officer of the
                                                 Registrant)


                                         By: /s/ Samuel D. Williams
                                             -----------------------------------
                                                 Samuel D. Williams
                                                 Vice President and Controller
                                                 (Chief Accounting Officer of
                                                 the Registrant)


Date: April 25, 2001