Form 10-Q
period 2001-06-30
DUCOMMUN INC /DE/
filed 2001-07-30
CIK 30305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to _____________

                          Commission File Number 1-8174


                              DUCOMMUN INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                95-0693330
------------------------------                                -----------------
(State or other jurisdiction                                   I.R.S. Employer
incorporation or organization)                                Identification No.


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

                           Yes  [X]         No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2001, there were outstanding 9,679,998 shares of common stock.

                              DUCOMMUN INCORPORATED

                                    FORM 10-Q

                                      INDEX

                                                                           Page
                                                                           ----
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets at June 30, 2001 and
                 December 31, 2000                                           3

                 Consolidated Statements of Income for Three Months
                 Ended June 30, 2001 and July 1, 2000                        4

                 Consolidated Statements of Income for Six Months
                 Ended June 30, 2001 and July 1, 2000                        5

                 Consolidated Statements of Cash Flows for Six
                 Months Ended June 30, 2001 and July 1, 2000                 6

                 Notes to Consolidated Financial Statements               7 - 10

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     11 - 16

         Item 3. Quantitative and Qualitative Disclosure About
                 Market Risk                                                17

Part II. Other Information

         Item 1. Legal Proceedings                                          18

         Item 4. Submission of Matters to a Vote of Security Holders        18

         Item 6. Exhibits and Reports on Form 8-K                           18

         Signatures                                                         19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                       June 30,      December 31,
                                                         2001            2000
                                                       ---------     ------------
ASSETS

Current Assets:
  Cash and cash equivalents                            $     147      $     100
  Accounts receivable (less allowance for doubtful
    accounts of $1,192 and $1,161)                        35,126         20,844
  Inventories                                             41,203         32,240
  Deferred income taxes                                    3,666          3,624
  Prepaid income taxes                                       134            134
  Other current assets                                     5,810          3,326
                                                       ---------      ---------
      Total Current Assets                                86,086         60,268

Property and Equipment, Net                               55,151         49,579
Deferred Income Taxes                                        165            165
Excess of Cost Over Net Assets Acquired (Net of
  Accumulated Amortization of $11,944 and $10,355)        73,654         39,056
Other Assets                                               2,732          1,296
                                                       ---------      ---------
                                                       $ 217,788      $ 150,364
                                                       =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                    $   3,139      $   1,409
  Accounts payable                                        15,604         11,552
  Accrued liabilities                                     17,255         15,904
                                                       ---------      ---------
      Total Current Liabilities                           35,998         28,865

Long-Term Debt, Less Current Portion                      71,831         18,245
Deferred Income Taxes                                      2,409          2,409
Other Long-Term Liabilities                                1,316          1,316
                                                       ---------      ---------
      Total Liabilities                                  111,554         50,835
                                                       ---------      ---------

Commitments and Contingencies

Shareholders' Equity:
  Common stock -- $.01 par value; authorized
    35,000,000 shares; issued 9,789,899 shares
    in 2001 and 9,714,357 shares in 2000                      98             97
  Additional paid-in capital                              37,087         36,673
  Retained earnings                                       70,279         63,989
  Less common stock held in treasury -- 109,900
    shares in 2001 and 109,900 shares in 2000             (1,230)        (1,230)
                                                       ---------      ---------
      Total Shareholders' Equity                         106,234         99,529
                                                       ---------      ---------
                                                       $ 217,788      $ 150,364
                                                       =========      =========

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                   For Three Months Ended
                                                   ----------------------
                                                   June 30,       July 1,
                                                     2001          2000
                                                   --------      --------
Net Sales                                          $ 50,463      $ 42,439

Operating Costs and Expenses:
  Cost of goods sold                                 36,836        30,199
  Selling, general and administrative expenses        6,966         5,783
  Goodwill amortization expense                         869           719
                                                   --------      --------
      Total Operating Costs and Expenses             44,671        36,701
                                                   --------      --------

Operating Income                                      5,792         5,738
Interest Expense                                       (526)         (479)
                                                   --------      --------

Income Before Taxes                                   5,266         5,259
Income Tax Expense                                   (2,001)       (1,999)
                                                   --------      --------

Net Income                                         $  3,265      $  3,260
                                                   ========      ========

Earnings Per Share:
  Basic                                            $    .34      $    .34
  Diluted                                               .33           .33

Weighted Average Number of Common
  Shares Outstanding:
    Basic                                             9,667         9,655
    Diluted                                           9,763         9,760


See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                    For Six Months Ended
                                                   ----------------------
                                                   June 30,       July 1,
                                                     2001          2000
                                                   --------      --------
Net Sales                                          $ 98,924      $ 82,293

Operating Costs and Expenses:
  Cost of goods sold                                 72,843        57,882
  Selling, general and administrative expenses       13,442        12,008
  Goodwill amortization expense                       1,588         1,439
                                                   --------      --------
      Total Operating Costs and Expenses             87,873        71,329
                                                   --------      --------

Operating Income                                     11,051        10,964
Interest Expense                                       (906)         (979)
                                                   --------      --------

Income Before Taxes                                  10,145         9,985
Income Tax Expense                                   (3,855)       (3,795)
                                                   --------      --------

Net Income                                         $  6,290      $  6,190
                                                   ========      ========

Earnings Per Share:
  Basic                                            $    .65      $    .64
  Diluted                                               .65           .64

Weighted Average Number of Common
  Shares Outstanding:
    Basic                                             9,641         9,632
    Diluted                                           9,730         9,728

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              For Six Months Ended
                                                              ---------------------
                                                              June 30,      July 1,
                                                                2001         2000
                                                              --------      -------
Cash Flows from Operating Activities:
Net Income                                                    $  6,290      $ 6,190
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Depreciation and amortization                                4,792        4,450
    Deferred income tax provision                                  (42)         455
    Income tax benefit related to the exercise of
      nonqualified stock options                                   140          678
  Changes in Assets and Liabilities, Net
    Accounts receivable                                         (5,766)      (2,798)
    Inventories                                                   (734)      (4,135)
    Prepaid income taxes                                            --        1,188
    Other assets                                                (1,601)         (29)
    Accounts payable                                                77        1,199
    Accrued and other liabilities                               (1,428)         467
                                                              --------      -------
      Net Cash Provided by Operating Activities                  1,728        7,665
                                                              --------      -------

Cash Flows from Investing Activities:
  Purchase of Property and Equipment                            (3,688)      (4,398)
  Acquisition of business                                      (48,230)          --
                                                              --------      -------
      Net Cash Used in Investing Activities                    (51,918)      (4,398)
                                                              --------      -------

Cash Flows from Financing Activities:
  Net Borrowings (Repayment) of Long-Term Debt                  49,962       (2,604)
  Purchase of Common Stock for Treasury                             --         (174)
  Net Receipts (Payments) Related to Stock
    Options Exercised                                              275         (511)
                                                              --------      -------
      Net Cash Provided by (Used in) Financing Activities       50,237       (3,289)
                                                              --------      -------

Net Increase (Decrease) in Cash and Cash Equivalents                47          (22)
Cash and Cash Equivalents - Beginning of Period                    100          138
                                                              --------      -------

Cash and Cash Equivalents - End of Period                     $    147      $   116
                                                              ========      =======

Supplemental Disclosures of Cash Flows Information:
      Interest Expense Paid                                   $    952      $ 1,061
      Income Taxes Paid                                       $  4,609      $ 1,471

Supplemental information for Non-Cash Investing and Financing Activities:

See Note 7 for non-cash investing activities related to the acquisition of businesses

See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months and six months ended June 30, 2001 and July 1, 2000. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 2000.

Note 2. Certain amounts and disclosures included in the consolidated financial statements required management to make estimates which could differ from actual results.

Note 3. Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus any potential dilution that could occur if stock options were exercised and converted into common stock in each period. The weighted average number of common shares outstanding for the three months ended June 30, 2001 and July 1, 2000 was 9,667,000 and 9,655,000, and the potentially dilutive shares associated with stock options were 96,000 and 105,000, respectively. The weighted average number of common shares outstanding for the six months ended June 30, 2001 and July 1, 2000 was 9,641,000 and 9,632,000, and
        the potentially dilutive shares associated with stock options were 89,000 and 96,000, respectively.


Note 4. Long-term debt is summarized as follows:


                                                               (In Thousands)
                                                           -----------------------
                                                           June 30,    December 31,
                                                             2001         2000
                                                           -------     -----------
        Bank credit agreement                              $65,400       $14,300
        Term and real estate loans                           3,416         3,679
        Notes and other liabilities for acquisitions         6,154         1,675
                                                           -------       -------
          Total debt                                        74,970        19,654
        Less current portion                                 3,139         1,409
                                                           -------       -------
            Total long-term debt                           $71,831       $18,245
                                                           =======       =======

        The Company's credit agreement provides for a $100,000,000 unsecured revolving credit line declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (6.75% at June 30, 2001) plus a spread based on a leverage ratio of the Company calculated at the end of each fiscal quarter (0.25% at June 30, 2001). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on a leverage ratio of the Company calculated at the end of each fiscal quarter (1.50%) at June 30, 2001. The weighted average interest rate on borrowings outstanding was 5.68% and 7.89% at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001, the Company had $34,600,000 of unused lines of credit, after deducting $65,400,000 of loans outstanding. The agreement includes minimum interest coverage, maximum leverage, minimum EBITDA and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.30% per annum at June 30, 2001), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

Note 5. Shareholders' Equity

        Since 1998, the Company's Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. During 1998, 1999 and 2000, the Company repurchased in the open market 1,918,962 shares of its common stock for a total of $25,296,000, and cancelled 1,809,062 shares of treasury stock. The Company did not repurchase any of its common stock during the six months ended June 30, 2001.

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

        Com Dev Consulting Ltd. ("Com Dev") filed a lawsuit against the Company and certain of its officers relating to the sale by the Company of the capital stock of its wireless communications subsidiary, 3dbm, Inc., to Com Dev in August 1998. During the quarter ended June 30, 2001, the Company entered a settlement agreement with Com Dev to settle the lawsuit, and reached an agreement with its insurer regarding reimbursement of defense costs and contribution to the settlement. The Company has recorded the financial impact, in excess of reserves, of the settlement with Com Dev within selling, general and administrative expenses in the quarter and six months ended June 30, 2001. Net income for the second quarter of 2001 included an after-tax charge of $288,000, or $0.03 per diluted share, for the Com Dev lawsuit. Net income for the first half of 2001 included an after-tax charge of $501,000, or $0.05 per diluted share, for the Com Dev lawsuit. Net income for the first six months ended June 30, 2001, excluding the charge for the Com Dev lawsuit, was $6,791,000, or $0.70 per diluted share.

        In the normal course of business, Ducommun and its subsidiaries are defendants in certain other litigation, claims and inquiries, including matters relating to environmental laws. In addition, the Company makes various commitments and incurs contingent liabilities. While it is not feasible to predict the outcome of these matters, the Company does not presently expect that any sum it may be required to pay in connection with these matters would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 7. Acquisitions

        On June 6, 2001 (the "Closing Date"), Ducommun Incorporated ("Ducommun" or the "Company"), acquired, directly and indirectly, all of the units (the "Units") of Composite Structures, LLC ("Composite Structures"), pursuant to a Unit and Stock Purchase Agreement by and among Ducommun, as buyer, and Composite Structures, LLC, its Members and Optionholders, CSD Holdings Corporation and the Shareholders of CSD Holdings Corporation, collectively, as sellers.

        Composite Structures designs and manufactures metal, fiberglass and carbon composite aerostructures. The Company produces helicopter main and tail rotor blades, and adhesive bonded assemblies, including spoilers and fuselage structural panels for aircraft, jet engine fan containment rings, and helicopters. The purchase price for Composite Structures, including indebtedness assumed, was approximately $53,584,000, which amount is subject to adjustment based upon Composite Structures tangible net book value as of the Closing Date. The purchase price was approximately $48,230,000 in cash and $5,354,000 in nonnegotiable promissory notes. The source of funds for the acquisition of Composite Structures was Ducommun's working capital and borrowings under Ducommun's revolving credit agreement (Note 4). The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the identifiable assets acquired and liabilities assumed based upon the fair value on the acquisition date. The net tangible assets consist primarily of accounts receivable, property and equipment and other liabilities. The excess amount of the purchase price over the fair market value of identifiable assets acquired is accounted for as goodwill and is being amortized on a straight-line basis over 15 years. The acquisition accounted for approximately $36,187,000 of the excess of cost over net assets acquired at June 30, 2001. The consolidated statements of income include the operating results for Composite Structures since the date of the acquisition.

        The following table presents unaudited pro forma consolidated operating results for the three months ended June 30, 2001 and July 1, 2000 and the six months ended June 30, 2001 and July 1, 2000 as if the Composite Structures acquisition had occurred as of the beginning of the periods presented.

        (In thousands, except per share amounts)    Three Months Ended    Three Months Ended   Six Months Ended   Six Months Ended
                                                       June 30, 2001         July 1, 2000        June 30, 2001      July 1, 2000
                                                    ------------------    ------------------   ----------------   ----------------
          Net sales                                      $61,858               $58,555             $125,719            $112,158

          Net earnings                                     2,738                 3,751                5,926               6,312

          Basic earnings per share                          0.28                  0.39                 0.61                0.66

          Diluted earnings per share                        0.28                  0.38                 0.61                0.65

        The unaudited pro forma consolidated operating results of the Company are not necessarily indicative of the operating results that would have been achieved had the Composite acquisition been consummated at the beginning of the periods presented, and should not be construed as representative of future operating results.

Note 8. Future Accounting Requirements

        In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of FAS 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002. The Company has not yet determined what the impact of FAS 142 will be on the Company's results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL STATEMENT PRESENTATION

The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented.

ACQUISITIONS

On June 6, 2001 (the "Closing Date"), Ducommun Incorporated ("Ducommun" or the "Company"), acquired, directly and indirectly, all of the units (the "Units") of Composite Structures, LLC ("Composite Structures"), pursuant to a Unit and Stock Purchase Agreement by and among Ducommun, as buyer, and Composite Structures, LLC, its Members and Optionholders, CSD Holdings Corporation and the Shareholders of CSD Holdings Corporation, collectively, as sellers.

Composite Structures designs and manufactures metal, fiberglass and carbon composite aerostructures. The Company produces helicopter main and tail rotor blades, and adhesive bonded assemblies, including spoilers and fuselage structural panels for aircraft, jet engine fan containment rings, and helicopters. The purchase price for Composite Structures, including indebtedness assumed, was approximately $53,584,000, which amount is subject to adjustment based upon Composite Structures tangible net book value as of the Closing Date. The purchase price was approximately $48,230,000 in cash and $5,354,000 in nonnegotiable promissory notes. The source of funds for the acquisition of Composite Structures was Ducommun's working capital and borrowings under Ducommun's revolving credit agreement Note 4). The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the identifiable assets acquired and liabilities assumed based upon the fair value on the acquisition date. The net tangible assets consist primarily of accounts receivable, property and equipment and other liabilities. The excess amount of the purchase price over the fair market value of identifiable assets acquired is accounted for as goodwill and is being and is being amortized on a straight-line basis over 15 years. The amount and allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of the tangible net book value of Composite on the closing date and the fair value of certain acquired assets and liabilities. The acquisition accounted for approximately $36,187,000 of the excess of cost over net assets acquired at June 30, 2001. The consolidated statements of income include the operating results for Composite Structures since the date of the acquisition.

RESULTS OF OPERATIONS

Second Quarter of 2001 Compared to Second Quarter of 2000

Net sales increased 19% to $50,463,000 in the second quarter of 2001. The increase of approximately $8,024,000 in sales resulted primarily from an increase in the Company's sales from the Composite Structures acquisition, which accounted for 13% of the sales increase, as well as higher sales for the Boeing 737 and 777 programs, various Regional Jet programs and higher military sales to the C-17 program. Excluding the acquisition, sales increased 6% in the second quarter of 2001 compared to the second quarter of 2000.

The Company had substantial sales to Boeing, Lockheed Martin and Raytheon. During the second quarters of 2001 and 2000, sales to Boeing were approximately $22,445,000 and $14,727,000, respectively; sales to Lockheed Martin were approximately $1,749,000 and $3,003,000, respectively; and sales to Raytheon were approximately $2,292,000 and $5,036,000, respectively. The sales relating to Boeing, Lockheed Martin and Raytheon are diversified over a number of different commercial, space and military programs.

Gross profit, as a percentage of sales, was 27.0% for the second quarter of 2001 compared to 28.8% in 2000. This decrease was primarily the result of changes in sales mix, pricing pressures from customers, higher production costs, including higher energy costs, operating inefficiencies at Ducommun AeroStructures and lower gross profit margins on sales from the Composite Structures acquisition.

Selling, general and administrative expenses, as a percentage of sales, were 13.8% for the second quarter of 2001 compared to 13.6% in 2000. Expenses for the second quarter of 2001 included approximately $465,000 of cost related to the Com Dev lawsuit.

Goodwill amortization expense for the second quarter of 2001 was $869,000 compared to $719,000 in 2000. The increase was primarily the result of a partial month of goodwill amortization expense related to the Composite Structures acquisition made in June 2001.

Interest expense increased to $526,000 in the second quarter of 2001 compared to $479,000 for 2000. The increase in interest expense was primarily due to higher average debt levels partially offset by lower interest rates in 2001 compared to 2000.

Income tax expense increased to $2,001,000 in the second quarter of 2001 compared to $1,999,000 for 2000. The increase in income tax expense was due to the increase in income before taxes. Cash paid for income taxes was $3,490,000 in the second quarter of 2001, compared to $1,433,000 in 2000. Net income for the second quarter of 2001 was $3,265,000, or $0.33 diluted earnings per share, compared to $3,260,000, or $0.33 diluted earnings per share, in 2000. Net income for the second quarter of 2001 included an after-tax charge of $288,000, or $0.03 per diluted share, for the Com Dev lawsuit. Net income for the second quarter of 2001, excluding the charge for the Com Dev lawsuit, was $3,553,000, or $0.36 per diluted share.

Six Months of 2001 Compared to Six Months of 2000

Net sales increased 20% to $98,924,000 in the first six months of 2001. The increase of approximately $16,631,000 in sales resulted primarily from an increase in sales for the Boeing 737 and 777 programs, various Regional Jet programs, higher military sales to the C-17 program and sales from the Composite Structures acquisition, which accounted for 7% of the sales increase. Excluding the acquisition, sales increased 13% in the first six months of 2001 compared to the first six months of 2000.

The Company had substantial sales to Boeing, Lockheed Martin and Raytheon. During the first six months of 2001 and 2000, sales to Boeing were approximately $40,259,000 and $29,273,000, respectively; sales to Lockheed Martin were approximately $5,592,000 and $6,472,000, respectively; and sales to Raytheon were approximately $6,535,000 and $8,033,000, respectively. The sales relating to Boeing, Lockheed Martin and Raytheon are diversified over a number of different commercial, space and military programs.

At June 30, 2001, backlog believed to be firm was approximately $322,400,000 compared to $238,600,000 at December 31, 2000 and $229,700,000 at July 1, 2000.
Backlog at June 30, 2001 included $102,500,000 of backlog from the Composite Structures acquisition. Approximately $94,000,000 of backlog is expected to be delivered during the remainder of 2001.

Gross profit, as a percentage of sales, was 26.4% for the first six months of 2001 compared to 29.7% in 2000. This decrease was primarily the result of changes in sales mix, pricing pressures from customers, higher production costs, including higher energy costs, operating inefficiencies at Ducommun AeroStructures and lower gross profit margins on sales from the Composite Structures acquisition.

Selling, general and administrative expenses, as a percentage of sales, were 13.6% for the first six months of 2001 compared to 14.6% in 2000. Expenses for the first six months of 2001 included approximately $808,000 of cost related to the Com Dev lawsuit.

Goodwill amortization expense for the first six months of 2001 was $1,588,000 compared to $1,439,000 in 2000. The increase was primarily the result of a partial month of goodwill amortization expense related to the Composite Structures acquisition made in June 2001

Interest expense decreased to $906,000 in the first six months of 2001 compared to $979,000 for 2000. The decrease in interest expense was primarily due to lower interest rates partially offset by higher debt levels in 2001 compared to 2000.

Income tax expense increased to $3,855,000 in the first six months of 2001 compared to $3,795,000 for 2000. The increase in income tax expense was due to the increase in income before taxes. Cash paid for income taxes was $4,609,000 in the first six months of 2001, compared to $1,471,000 in 2000. Net income for the first six months of 2001 was $6,290,000, or $0.65 diluted earnings per share, compared to $6,190,000, or $0.64 diluted earnings per share, in 2000. Net income for the first half of 2001 included an after-tax charge of $501,000, or $0.05 per diluted share, for the Com Dev lawsuit. Net income for the first half of 2001, excluding the charge for the Com Dev lawsuit, was $6,791,000, or $0.70 per diluted share.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash flows from operating activities for the six months ended June 30, 2001 was $1,728,000, compared to $7,665,000 for the six months ended July 1, 2000. The decrease in cash flow from operating activities resulted principally from an increase in accounts receivable and other assets and a decrease in accrued and other liabilities. During the first six months of 2001, the Company had net borrowings of $49,962,000, of which $48,230,000 was utilized for the acquisition of Composite Structures. The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 2001. The Company's bank credit agreement provides for a $100,000,000 unsecured revolving credit line declining to $60,000,000 at maturity on September 30, 2005. At June 30, 2001, the Company had $34,600,000 of unused lines of credit. See Note 4 to the Notes to Consolidated Financial Statements.

The Company spent $3,688,000 on capital expenditures during the first six months of 2001 and expects to spend less than $7,000,000 in the aggregate for capital expenditures in 2001. The Company plans to continue to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft and Space programs.

Since 1998, the Company's Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. During 1998, 1999 and 2000, the Company repurchased in the open market 1,918,962 shares of its common stock for a total of $25,296,000. No repurchases were made during the first six months of 2001, however, repurchases will be made from time to time on the open market at prevailing prices.

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

Com Dev Consulting Ltd. ("Com Dev") filed a lawsuit against the Company and certain of its officers relating to the sale by the Company of the capital stock of its wireless communications subsidiary, 3dbm, Inc., to Com Dev in August 1998. During the quarter ended June 30, 2001, the Company entered a settlement agreement with Com Dev to settle the lawsuit, and reached an agreement with its insurer regarding reimbursement of defense costs and contribution to the settlement. The Company has recorded the financial impact, in excess of reserves, of the settlement with Com Dev within selling, general and administrative expenses in the quarter ended June 30, 2001. Net income for the second quarter of 2001 included an after-tax charge of $288,000, or $0.03 per diluted share, for the Com Dev lawsuit. Net income for the second quarter of 2001, excluding the charge for the Com Dev lawsuit, was $3,553,000, or $0.36 per diluted share. Net income for the first six months of 2001 included an after-tax charge of $501,000, or $0.05 per diluted share, for the Com Dev lawsuit. Net income for the six months of 2001, excluding the charge for the Com Dev lawsuit, was $6,791,000, or $0.70 per diluted share.

In the normal course of business, Ducommun and its subsidiaries are defendants in certain other litigation, claims and inquiries, including matters relating to environmental laws. In addition, the Company makes various commitments and incurs contingent liabilities. While it is not feasible to predict the outcome of these matters, the Company does not presently expect that any sum it may be required to pay in connection with these matters would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of FAS 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002. The Company has not yet determined what the impact of FAS 142 will be on the Company's results of operations and financial position.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Any forward-looking statements made in this Form 10-Q involve risks and uncertainties. The Company's future financial results could differ materially from those anticipated due to the Company's dependence on conditions in the airline industry, the level of new commercial aircraft orders, the production rate for Boeing commercial aircraft, the C-17 and the Space Shuttle programs, the level of defense spending, competitive pricing pressures, technology and product development risks and uncertainties, product performance, risks associated with acquisitions and dispositions of businesses by the Company, increasing consolidation of customers and suppliers in the aerospace industry, availability of raw materials and components from suppliers and other factors beyond the Company's control.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        Com Dev Consulting Ltd. filed a lawsuit, against the Company and certain officers of the Company in connection with the sale of the capital stock of 3dbm by the Company to Com Dev in August 1998. During the quarter ended June 30, 2001, the Company entered into a settlement agreement with Com Dev to settle the lawsuit, which included a general release of the Company and its directors, officers and affiliates, and a dismissal of the lawsuit with prejudice. See Note 6 to the Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

        The 2001 annual meeting of shareholders of the Company was held on May 2, 2001. At the meeting, Norman A. Barkeley, H. Frederick Christie and Kevin S. Moore were elected as directors of the Company to serve for three-year terms expiring at the annual meeting of shareholders in 2004. In the election of directors, the shareholder vote was as follows:
        Norman A. Barkeley, For - 8,611,608, Abstain - 636,017; H. Frederick Christie, For - 8,686,464, Abstain - 561,161; Kevin S. Moore, For - 8,633,298, Abstain - 614,327. The directors whose terms of office continued after the annual meeting are: Joseph C. Berenato, Eugene P. Conese, Jr., Ralph D. Crosby, Jr., Robert C. Ducommun and Thomas P. Mullaney. At the meeting, the 2001 Stock Incentive Plan was approved, providing for the issuance of up to 475,000 shares of common stock of the Company. In the approval of the stock incentive plan, the shareholder vote was as follows: For - 5,874,683, Against - 2,318,222, Abstain - 1,054,720.

Item 6. Exhibits and Reports on Form 8-K.

        (a) No exhibits are filed with this report.

        (b) A report on Form 8-K dated June 6, 2001 was filed during the quarter for which this report is filed with respect to the acquisition of Composite Structures, LLC, reported under Item 2 thereto.

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


                                           By: /s/ Samuel D. Williams
                                               ---------------------------------
                                                   Samuel D. Williams
                                                   Vice President and Controller
                                                   (Duly Authorized Officer of
                                                   the Registrant)


Date: July 30, 2001