Form 10-Q
period 2001-09-29
DUCOMMUN INC /DE/
filed 2001-10-23
CIK 30305

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________________ to ___________________

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

                     Yes  [X]               No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 29, 2001, there were outstanding 9,680,399 shares of common stock.

                              DUCOMMUN INCORPORATED

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at September 29, 2001 and
                    December 31, 2000                                         3

                  Consolidated Statements of Income for Three Months
                    Ended September 29, 2001 and September 30, 2000           4

                  Consolidated Statements of Income for Nine Months
                    Ended September 29, 2001 and September 30, 2000           5

                  Consolidated Statements of Cash Flows for Nine Months
                    Ended September 29, 2001 and September 30, 2000           6

                  Notes to Consolidated Financial Statements              7  11

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  12  16

         Item 3.  Quantitative and Qualitative Disclosure About
                     Market Risk                                             17

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                           18

         Signatures                                                          19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                            September 29,   December 31,
                                                                 2001           2000
                                                            -------------   ------------
ASSETS

Current Assets:
      Cash and cash equivalents                               $     186      $     100
      Accounts receivable (less allowance for doubtful
        accounts of $1,250 and $1,161)                           40,480         20,844
      Inventories                                                41,219         32,240
      Deferred income taxes                                       3,967          3,624
      Prepaid income taxes                                          134            134
      Other current assets                                        3,984          3,326
                                                              ---------      ---------
                Total Current Assets                             89,970         60,268
Property and Equipment, Net                                      55,203         49,579
Deferred Income Taxes                                               165            165
Excess of Cost Over Net Assets Acquired (Net of
  Accumulated Amortization of $13,268 and $10,355)               72,464         39,056
Other Assets                                                      2,699          1,296
                                                              ---------      ---------
                                                              $ 220,501      $ 150,364
                                                              =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Current portion of long-term debt                       $   3,149      $   1,409
      Accounts payable                                           16,608         11,552
      Accrued liabilities                                        19,615         15,904
                                                              ---------      ---------
                Total Current Liabilities                        39,372         28,865
Long-Term Debt, Less Current Portion                             67,386         18,245
Deferred Income Taxes                                             2,409          2,409
Other Long-Term Liabilities                                       1,306          1,316
                                                              ---------      ---------
                Total Liabilities                               110,473         50,835
                                                              ---------      ---------
Commitments and Contingencies

Shareholders' Equity:
      Common stock -- $.01 par value; authorized 35,000,000
        shares; issued 9,680,399 shares in 2001 and
        9,714,357 shares in 2000                                     97             97
      Additional paid-in capital                                 35,863         36,673
      Retained earnings                                          74,068         63,989
      Less common stock held in treasury -- 0 shares in 200
        and 109,900 shares in 2000                                   --         (1,230)
                                                              ---------      ---------
                Total Shareholders' Equity                      110,028         99,529
                                                              ---------      ---------
                                                              $ 220,501      $ 150,364
                                                              =========      =========


See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                           For Three Months Ended
                                                         ----------------------------
                                                         September 29,  September 30,
                                                             2001           2000
                                                         -------------  -------------

Net Sales                                                  $ 66,573        $ 40,881

Operating Costs and Expenses:
      Cost of goods sold                                     50,549          29,119
      Selling, general and administrative expenses            7,612           5,355
      Goodwill amortization expense                           1,324             709
                                                           --------        --------
            Total Operating Costs and Expenses               59,485          35,183
                                                           --------        --------

Operating Income                                              7,088           5,698
Interest Expense                                               (977)           (408)
                                                           --------        --------

Income Before Taxes                                           6,111           5,290
Income Tax Expense                                           (2,322)         (2,010)
                                                           --------        --------
Net Income                                                 $  3,789        $  3,280
                                                           ========        ========
Earnings Per Share:
     Basic                                                 $    .39        $    .34
     Diluted                                                    .39             .33

Weighted Average Number of Common Shares Outstanding:
     Basic                                                    9,680           9,683
     Diluted                                                  9,769           9,840


See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                           For Nine Months Ended
                                                       -----------------------------
                                                       September 29,   September 30,
                                                           2001            2000
                                                       ------------    -------------

Net Sales                                                $ 165,497        $ 123,174

Operating Costs and Expenses:
      Cost of goods sold                                   123,392           87,001
      Selling, general and administrative expenses          21,053           17,364
      Goodwill amortization expense                          2,913            2,147
                                                         ---------        ---------

            Total Operating Costs and Expenses             147,358          106,512
                                                         ---------        ---------

Operating Income                                            18,139           16,662
Interest Expense                                            (1,883)          (1,387)
                                                         ---------        ---------

Income Before Taxes                                         16,256           15,275
Income Tax Expense                                          (6,177)          (5,805)
                                                         ---------        ---------

Net Income                                               $  10,079        $   9,470
                                                         =========        =========
Earnings Per Share:
     Basic                                               $    1.04        $     .98
     Diluted                                                  1.03              .97

Weighted Average Number of Common Shares Outstanding:
     Basic                                                   9,654            9,649
     Diluted                                                 9,742            9,758


See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               For Nine Months Ended
                                                           -----------------------------
                                                           September 29,   September 30,
                                                                2001           2000
                                                           -------------   -------------
Cash Flows from Operating Activities:
Net Income                                                   $ 10,079        $  9,470
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
            Depreciation and amortization                       8,030           6,579
            Deferred income tax provision                        (343)            980
            Income tax benefit related to the
              exercise of nonqualified stock options              140             703
      Changes in Assets and Liabilities,
        Net of Effects of Acquisitions:
            Accounts receivable                               (11,120)           (438)
            Inventories                                         3,406          (5,358)
            Prepaid income taxes                                   --           1,549
            Other assets                                           (6)           (735)
            Accounts payable                                    1,081             464
            Accrued and other liabilities                         788             (17)
                                                             --------        --------
                Net Cash Provided by
                  Operating Activities                         12,055          13,197
                                                             --------        --------

Cash Flows from Investing Activities:
      Purchase of Property and Equipment                       (5,213)         (6,467)
      Acquisition of businesses                               (52,564)             --
                                                             --------        --------
                Net Cash Used in Investing Activities         (57,777)         (6,467)
                                                             --------        --------

Cash Flows from Financing Activities:
      Net Borrowings (Repayment) of Long-Term Debt             45,527          (6,059)
      Purchase of Common Stock for Treasury                         6            (174)
      Other                                                       275            (524)
                                                             --------        --------
               Net Cash Provided by (Used in)
                 Financing Activities                          45,808          (6,757)
                                                             --------        --------

Net Increase (Decrease) in Cash and Cash Equivalents               86             (27)
Cash and Cash Equivalents - Beginning of Period                   100             138
                                                             --------        --------

Cash and Cash Equivalents - End of Period                    $    186        $    111
                                                             ========        ========

Supplemental Disclosures of Cash Flows Information:
      Interest Expense Paid                                  $  1,849        $  1,482
      Income Taxes Paid                                      $  6,644        $  2,540

Supplemental information for Non-Cash Investing and
  Financing Activities:
      Nonnegotiable prommissory notes issued to sellers
        of businesses (Note 7)                               $  5,354        $     --


See accompanying notes to consolidated financial statements.

                     DUCOMMUN INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months and nine months ended September 29, 2001 and September 30, 2000. The financial information included in the quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its annual report to shareholders for the year ended December 31, 2000.

Note 2. Certain amounts and disclosures included in the consolidated financial statements required management to make estimates which could differ from actual results.

Note 3.   Earnings Per Share

          Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus any potential dilution that could occur if stock options were exercised and converted into common stock in each period. The weighted average number of common shares outstanding for the three months ended September 29, 2001 and September 30, 2000 was 9,680,000 and 9,683,000,
          and the potentially dilutive shares associated with stock options were 89,000 and 157,000, respectively. The weighted average number of common shares outstanding for the nine months ended September 29, 2001 and September 30, 2000 was 9,654,000 and 9,649,000, and the
          potentially dilutive shares associated with stock options were 88,000 and 109,000, respectively.

Note 4.   Long-term debt is summarized as follows:

                                                       (in thousands)
                                                 ----------------------------
                                                 September 29,   December 31,
                                                     2001            2000
                                                 -------------   ------------
          Bank credit agreement                    $61,100          $14,300
          Term and real estate loans                 3,282            3,679
          Notes and other liabilities
            for acquisitions                         6,153            1,675
                                                   -------          -------
              Total debt                            70,535           19,654
          Less current portion                       3,149            1,409
                                                   -------          -------
              Total long-term debt                 $67,386          $18,245
                                                   =======          =======

          The Company's credit agreement provides for a $100,000,000 unsecured revolving credit line declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank's prime rate (6.00% at September 29, 2001) plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (0.25% at September 29, 2001). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (1.50% at September 29, 2001). The weighted average interest rate on borrowings outstanding was 5.18% and 7.89% at September 29, 2001 and December 31, 2000, respectively. At September 29, 2001, the Company had $38,900,000 of unused lines of credit, after deducting $61,100,000 of loans outstanding. The agreement includes minimum interest coverage, maximum leverage, minimum EBITDA and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.30% per annum at September 29, 2001), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

Note 5.   Shareholders' Equity

          Since 1998, the Company's Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. During 1998, 1999 and 2000, the Company repurchased in the open market 1,918,962 shares of its common stock for a total of $25,296,000, and cancelled 1,809,062 shares of treasury stock. The Company cancelled 109,900 shares of treasury stock during the quarter ended September 29, 2001. The Company did not repurchase any of its common stock during the nine months ended September 29, 2001.

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

          Com Dev Consulting Ltd. ("Com Dev") filed a lawsuit against the Company and certain of its officers relating to the sale by the Company of the capital stock of its wireless communications subsidiary, 3dbm, Inc., to Com Dev in August 1998. During the second quarter of 2001, the Company settled the lawsuit with Com Dev and reached an agreement with its insurer regarding reimbursement of defense costs and contribution to the settlement. The Company recorded the financial impact, in excess of reserves, of the settlement with Com Dev by recording an after-tax charge of $501,000 within selling, general and administrative expenses in the second quarter of 2001.

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

Note 7.   Acquisitions

          On June 6, 2001, Ducommun Incorporated ("Ducommun" or the "Company") acquired all of the units of Composite Structures, LLC ("Composite Structures"), pursuant to a unit and stock purchase agreement by and among Ducommun, as buyer, and Composite Structures, its Members and Optionholders, CSD Holdings Corporation and the Shareholders of CSD Holdings Corporation, collectively, as sellers. Composite Structures designs and manufactures metal, fiberglass and carbon composite aerostructures. The Company produces helicopter main and tail rotor blades, and adhesive bonded assemblies, including spoilers and fuselage structural panels for aircraft, jet engine fan containment rings, and helicopters. The purchase price for Composite Structures, including indebtedness assumed, was approximately $53,320,000. The purchase price was approximately $47,966,000 in cash and $5,354,000 in nonnegotiable promissory notes.

          On August 13, 2001 (the "Closing Date") MechTronics of Arizona Corp., a wholly owned subsidiary of Ducommun Incorporated, acquired certain assets of the Fort Defiance, Arizona operation of Packard Hughes Interconnect Wiring Systems, a subsidiary of Delphi Automotive Systems Corp. The Fort Defiance operation supplies wiring harnesses and cable assemblies for use in commercial and military aerospace applications and other military applications. The purchase price for Fort Defiance was approximately $4,598,000 in cash, which is subject to adjustment based upon the Fort Defiance inventory value as of the Closing Date.

          The source of funds for the acquisitions of Composite Structures and Fort Defiance was Ducommun's working capital and borrowings under Ducommun's revolving credit agreement (Note 4). The acquisitions were accounted for under the purchase method of accounting. The purchase prices were allocated to the identifiable assets acquired and liabilities assumed based upon the estimated fair values on the acquisition dates. The net tangible assets consist primarily of accounts receivable, inventory, property and equipment and other liabilities. The excess amount of the purchase price over the fair market value of identifiable assets acquired is accounted for as goodwill and is being amortized on a straight-line basis over 15 years. Based on preliminary allocation of the purchase price, these acquisitions accounted for approximately $36,321,000 of the excess of cost over net assets acquired at September 29, 2001. The consolidated statements of income include the operating results for Composite Structures and Fort Defiance since the dates of the acquisitions.

          The following table presents unaudited pro forma consolidated operating results for the three months ended September 29, 2001 and September 30, 2000, and the nine months ended September 29, 2001 and September 30, 2000, as if the Composite Structures acquisition had occurred as of the beginning of the periods presented. Pro forma results for 2001, assuming the acquisition of certain assets of the Fort Defiance operation at the beginning of the period, would not have been materially different from the Company's historical results for the periods presented.


                          Three Months    Three Months    Nine Months     Nine Months
(In thousands,               Ended           Ended           Ended           Ended
except per share          September 29,   September 30,   September 29,   September 30,
amounts)                      2001            2000            2001            2000
                          -------------   -------------   -------------   -------------
Net sales                    $66,573        $56,949         $192,292        $169,107

Net earnings                   3,789          4,405            9,701          10,701

Basic earnings per share        0.39           0.45             1.00            1.11

Diluted earnings per share      0.39           0.45             1.00            1.10

           The unaudited pro forma consolidated operating results of the Company are not necessarily indicative of the operating results that would have been achieved had the Composite Structures acquisition been consummated at the beginning of the periods presented, and should not be construed as representative of future operating results.

Note 8.  Future Accounting Requirements

           In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of FAS 142, goodwill will be tested for each reporting unit of the Company annually and at such other times as events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company of FAS 142 will be January 1, 2002. The Company has not yet determined what the impact of FAS 142 will be on the Company's results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL STATEMENT PRESENTATION

The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented.

ACQUISITIONS

On June 6, 2001, Ducommun Incorporated ("Ducommun" or the "Company"), acquired all of the units (the "Units") of Composite Structures, LLC ("Composite Structures"), pursuant to a Unit and Stock Purchase Agreement by and among Ducommun, as buyer, and Composite Structures, LLC, its Members and Optionholders, CSD Holdings Corporation and the Shareholders of CSD Holdings Corporation, collectively, as sellers. Composite Structures designs and manufactures metal, fiberglass and carbon composite aerostructures. The Company produces helicopter main and tail rotor blades, and adhesive bonded assemblies, including spoilers and fuselage structural panels for aircraft, jet engine fan containment rings, and helicopters. The purchase price for Composite Structures, including indebtedness assumed, was approximately $53,320,000. The purchase price was approximately $47,966,000 in cash and $5,354,000 in nonnegotiable promissory notes. On August 13, 2001 (the "Closing Date") MechTronics of Arizona Corp., a wholly owned subsidiary of Ducommun, acquired certain assets of the Fort Defiance, Arizona operation of Packard Hughes Interconnect Wiring Systems, a subsidiary of Delphi Automotive Systems Corp. The Fort Defiance operation supplies wiring harnesses and cable assemblies for use in commercial and military aerospace applications and other military applications. The purchase prices for Fort Defiance were approximately $4,598,000 in cash, which amount is subject to adjustment based upon the Fort Defiance inventory value as of the Closing Date. The source of funds for the acquisitions of Composite Structures and Fort Defiance was Ducommun's working capital and borrowings under Ducommun's revolving credit agreement (Note 4). The acquisitions were accounted for under the purchase method of accounting. The purchase price was allocated to the identifiable assets acquired and liabilities assumed based upon the estimated fair value on the acquisition date. The net tangible assets consist primarily of accounts receivable, inventory, property and equipment and other liabilities. The excess amount of the purchase price over the fair market value of identifiable assets acquired is accounted for as goodwill and is being amortized on a straight-line basis over 15 years. Based on preliminary allocation of the purchase price, these acquisitions accounted for approximately $36,321,000 of the excess of cost over net assets acquired at September 29, 2001. The consolidated statements of income include the operating results for Composite Structures and Fort Defiance since the dates of the acquisitions.

RESULTS OF OPERATIONS

Third Quarter of 2001 Compared to Third Quarter of 2000

Net sales increased 63% to $66,573,000 in the third quarter of 2001. The increase of approximately $25,692,000 in sales resulted primarily from an increase in the Company's sales from the Composite Structures and Fort Defiance acquisitions, which accounted for $18,830,000 of the sales increase, as well as higher sales for various Regional Jet programs and higher military sales to the C-17, F-15 and F-18 programs.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the third quarters of 2001 and 2000, sales to Boeing were approximately $34,044,000 and $15,082,000, respectively; sales to Raytheon were approximately $4,482,000 and $3,709,000, respectively; and sales to Lockheed Martin were approximately $1,902,000 and $3,239,000, respectively. The sales relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, military and space programs.

Gross profit, as a percentage of sales, was 24.1% for the third quarter of 2001 compared to 28.8% in 2000. This decrease was primarily the result of changes in sales mix, pricing pressures from customers, higher production costs, including higher energy costs, operating inefficiencies at Ducommun AeroStructures, and lower gross profit margins on sales from the Composite Structures and Fort Defiance acquisitions.

Selling, general and administrative expenses, as a percentage of sales, were 11.4% for the third quarter of 2001 compared to 13.1% in 2000. The decrease in these expenses as a percentage of sales was primarily the result of higher sales volume partially offset by an increase in related variable period costs.

Goodwill amortization expense for the third quarter of 2001 was $1,324,000 compared to $709,000 in 2000. The increase was primarily the result of goodwill amortization expense related to the Composite Structures acquisition made in June 2001.

Interest expense increased to $977,000 in the third quarter of 2001 compared to $408,000 for 2000. The increase in interest expense was primarily due to higher average debt levels partially offset by lower interest rates in 2001 compared to 2000.

Income tax expense increased to $2,322,000 in the third quarter of 2001 compared to $2,010,000 for 2000. The increase in income tax expense was due to the increase in income before taxes. Cash paid for income taxes was $2,035,000 in the third quarter of 2001, compared to $1,069,000 in 2000. Net income for the third quarter of 2001 was $3,789,000, or $0.39 diluted earnings per share, compared to $3,280,000, or $0.33 diluted earnings per share, in 2000.

Nine Months of 2001 Compared to Nine Months of 2000

Net sales increased 34% to $165,497,000 in the nine months of 2001. The increase of approximately $42,323,000 in sales resulted primarily from an increase in sales for the Boeing 737 and 777 programs, various Regional Jet programs, higher military sales to the C-17, F-15 and F-18 programs and sales from the Composite Structures and Fort Defiance acquisitions, which accounted for $24,427,000 of the sales increase.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the nine months of 2001 and 2000, sales to Boeing were approximately $74,303,000 and $44,355,000, respectively; sales to Raytheon were approximately $11,017,000 and $11,742,000, respectively; and sales to Lockheed Martin were approximately $7,494,000 and $9,711,000, respectively. The sales relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, military and space programs.

At September 29, 2001, backlog believed to be firm was approximately $340,246,000 compared to $238,600,000 at December 31, 2000 and $232,432,000 at
September 30, 2000. Backlog at September 29, 2001 included $102,300,000 of backlog from the Composite Structures and the Fort Defiance acquisitions. Approximately $51,000,000 of backlog is expected to be delivered during the fourth quarter of 2001.

Gross profit, as a percentage of sales, was 25.4% for the nine months of 2001 compared to 29.4% in 2000. This decrease was primarily the result of changes in sales mix, pricing pressures from customers, higher production costs, including higher energy costs, operating inefficiencies at Ducommun AeroStructures, and lower gross profit margins on sales from the Composite Structures and Fort Defiance acquisitions.

Selling, general and administrative expenses, as a percentage of sales, were 12.7% for the nine months of 2001 compared to 14.1% in 2000. Expenses for the nine months of 2001 included approximately $808,000 ($501,000 net of tax) of costs related to the Com Dev lawsuit.

Goodwill amortization expense for the nine months of 2001 was $2,913,000 compared to $2,147,000 in 2000. The increase was primarily the result of goodwill amortization expense related to the Composite Structures acquisition made in June 2001

Interest expense increased to $1,883,000 in the nine months of 2001 compared to $1,387,000 for 2000. The increase in interest expense was primarily due to higher debt levels partially offset by lower interest rates in 2001 compared to 2000.

Income tax expense increased to $6,177,000 in the nine months of 2001 compared to $5,805,000 for 2000. The increase in income tax expense was due to the increase in income before taxes. Cash paid for income taxes was $6,644,000 in the nine months of 2001, compared to $2,540,000 in 2000. Net income for the nine months of 2001 was $10,079,000, or $1.03 diluted earnings per share, compared to $9,470,000, or $0.97 diluted earnings per share, in 2000. Net income for the nine months of 2001 included an after-tax charge of $501,000, or $0.05 per diluted share, for the Com Dev lawsuit. Net income for the nine months of 2001, excluding the charge for the Com Dev lawsuit, was $10,580,000, or $1.09 per diluted share.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash flows from operating activities for the nine months ended September 29, 2001 was $12,055,000, compared to $13,197,000 for the nine months ended September 30, 2000. The decrease in cash flows from operating activities resulted principally from an increase in accounts receivable partially offset by a decrease in inventory and an increase in accounts payable. During the nine months of 2001, the Company had net borrowings of $45,527,000, which included $52,564,000 spent for the acquisitions of Composite Structures and Fort Defiance. The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during 2001. The Company's bank credit agreement provides for a $100,000,000 unsecured revolving credit line declining to $60,000,000 at maturity on September 30, 2005. At September 29, 2001, the Company had $38,900,000 of unused lines of credit. See Note 4 to the Notes to Consolidated Financial Statements.

The Company spent $5,213,000 on capital expenditures during the nine months of 2001 and expects to spend less than $7,000,000 in the aggregate for capital expenditures in 2001. The Company plans to continue to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft and Space programs.

Since 1998, the Company's Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. During 1998, 1999 and 2000, the Company repurchased in the open market 1,918,962 shares of its common stock for a total of $25,296,000. No repurchases were made during the first nine months of 2001, however, repurchases may be made from time to time on the open market at prevailing prices.

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

Com Dev Consulting Ltd. ("Com Dev") filed a lawsuit against the Company and certain of its officers relating to the sale by the Company of the capital stock of its wireless communications subsidiary, 3dbm, Inc., to Com Dev in August 1998. During the second quarter of 2001, the Company settled the lawsuit with Com Dev and reached an agreement with its insurer regarding reimbursement of defense costs and contribution to the settlement. The Company recorded the financial impact, in excess of reserves, of the settlement with Com Dev within selling, general and administrative expenses in the second quarter of 2001. Net income for the first nine months of 2001 included an after-tax charge of $501,000, or $0.05 per diluted share, for the Com Dev lawsuit.

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

The tragic events of September 11, 2001 and the subsequent disruption of the commercial airline industry have created substantial uncertainty for the Company's business. Commercial aircraft build rates undoubtedly will decline, and the Company is reducing its cost base consistent with the lower sales expectations.

FUTURE ACCOUNTING REQUIREMENTS

In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of FAS 142, goodwill will be tested for each reporting unit of the Company annually and at such other times as events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company of FAS 142 will be January 1, 2002. The Company has not yet determined what the impact of FAS 142 will be on the Company's results of operations and financial position.

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


Date: October 23, 2001