Form 10-K
period 2001-12-31
DUCOMMUN INC /DE/
filed 2002-02-21
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 1-8174

DUCOMMUN INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	95-0693330

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

111 West Ocean Boulevard, Suite 900, Long Beach, California	90802-7901

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (562) 624-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $90,000,000 as of January 31, 2002.

The number of shares of common stock outstanding on January 31, 2002 was 9,696,900.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

     (a)  Proxy Statement for the 2002 Annual Meeting of Shareholders (the “2002 Proxy Statement”), incorporated partially in Part III hereof.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain statements in the Form 10-K and documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any such forward-looking statements involve risks and uncertainties. The Company’s future financial results could differ materially from those anticipated due to the Company’s dependence on conditions in the airline industry, the level of new commercial aircraft orders, the production rates for Boeing commercial aircraft, the C-17 and Apache helicopter rotor blade programs, the level of defense spending, competitive pricing pressures, technology and product development risks and uncertainties, product performance, risks associated with acquisitions and dispositions of businesses by the Company, increasing consolidation of customers and suppliers in the aerospace industry, availability of raw materials and components from suppliers, cost and possible disruption of electricity availability in California, and other factors beyond the Company’s control.

PART I

ITEM 1. BUSINESS

     During 2001, Ducommun Incorporated (“Ducommun”), through its subsidiaries (collectively, the “Company”), manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. Domestic commercial aircraft programs include the Boeing 717, 737NG, 747, 757, 767 and 777. Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military aircraft programs include the Boeing C-17 and F-18, Lockheed Martin F-16, various Sikorsky, Bell, Boeing and Augusta helicopter programs, and various aircraft and shipboard electronics upgrades programs. Space programs include the Space Shuttle external tank, and various commercial and military space launch and satellite programs.

     In August 2001, Ducommun, through a wholly owned subsidiary, acquired certain assets of the Fort Defiance, Arizona operation of Packard Hughes Interconnect Wiring Systems, a subsidiary of Delphi Automotive Systems Corp. (“Fort Defiance”). In June 2001, Ducommun acquired all of the units of Composite Structures, LLC (“Composite Structures”). In November 1999, Ducommun, through a wholly owned subsidiary, acquired the assets and assumed certain liabilities of Parsons Precision Products, Inc. (“Parsons”). In April 1999, Ducommun acquired the capital stock of Sheet Metal Specialties Company (“SMS”).

AeroStructural Products

Aerochem, Inc.

     Ducommun’s subsidiary, Aerochem, Inc. (“Aerochem”), is a major supplier of close tolerance chemical milling services for the aerospace and aircraft industries. Chemical milling removes material in specific patterns to reduce weight in areas where full material thickness is not required. This sophisticated etching process enables Aerochem to produce lightweight, high-strength designs that would be impractical to produce by conventional means. Jet engine components, wing leading edges and fuselage skins are examples of products that require chemical milling.

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

AHF-Ducommun Incorporated

     AHF-Ducommun Incorporated (“AHF”), another Ducommun subsidiary, supplies aircraft and aerospace prime contractors with engineering, manufacturing and testing of complex components using stretch forming and thermal forming processes and computer- controlled machining. Stretch forming is a process for manufacturing large, complex structural shapes primarily from aluminum sheet metal extrusions. AHF has some of the largest and most sophisticated stretch forming presses in the United States. Thermal forming is a metal working process conducted at high temperature for manufacturing close tolerance titanium components. AHF designs and manufactures the tooling required for the production of parts in both forming processes. Certain components manufactured by AHF are machined with precision milling equipment designed and constructed by AHF. AHF also employs computer-aided design/manufacturing systems with three 5-axis gantry profile milling machines and five 5-axis numerically-controlled routers to provide computer-controlled machining and inspection of complex parts up to 100 feet long.

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

Parsons Precision Products, Inc.

     In November 1999, Ducommun, through a wholly owned subsidiary, acquired the assets and assumed certain liabilities of Parsons. Parsons is a leading manufacturer of complex titanium hot-formed subassemblies and components for commercial and military aerospace applications.

Composite Structures, LLC

     In June 2001, Ducommun acquired all of the units of Composite Structures. Composite Structures designs and manufactures metal, fiberglass and carbon composite aerostructures. Composite Structures produces helicopter main and tail rotor blades, and adhesive bonded assemblies, including spoilers and fuselage structural panels for aircraft, jet engine fan containment rings, and helicopters.

Electromechanical Products

Ducommun Technologies, Inc. (formerly Jay-El Products, Inc.)

     Ducommun Technologies, Inc. (“DTI”), a subsidiary of Ducommun, develops, designs and manufactures illuminated switches, switch assemblies and keyboard panels used in many military aircraft, helicopter, commercial aircraft and spacecraft programs, as well as ground support equipment and naval vessels. DTI manufactures switches and panels where high reliability is a prerequisite. Keyboard panels are lighted, feature push button switches, and are available with sunlight readable displays. Some of the keyboard panels and illuminated switches manufactured by DTI for military applications are night vision goggle-compatible.

     DTI also develops, designs and manufactures microwave switches, filters and other components used principally on commercial and military aircraft and satellites. In addition, DTI develops, designs and manufactures high precision actuators, stepper motors, fractional horsepower motors and resolvers principally for space applications.

MechTronics of Arizona Corp.

     MechTronics of Arizona Corp. (“MechTronics”) is a leading manufacturer of mechanical and electromechanical enclosure products for the defense electronics and commercial aviation markets. MechTronics has a fully integrated manufacturing capability, including engineering, fabrication, machining, assembly, electronic integration and related processes. MechTronics’ products include sophisticated radar enclosures, gyroscopes and indicators, aircraft avionics racks and shipboard communications and control enclosures.

     In April 1999, Ducommun acquired the capital stock of SMS, a manufacturer of subassemblies for commercial and military aerospace applications, which has been merged into MechTronics. In August 2001, MechTronics acquired certain assets of Fort Defiance, a supplier wiring harnesses and cable assemblies for use in commercial and military aerospace applications and other military application.

Seating Products

Brice Manufacturing Company, Inc.

     Brice Manufacturing Company, Inc. (“Brice”), a subsidiary of Ducommun, is an original equipment manufacturer (“OEM”) of commercial aircraft seats and an after-market supplier of aircraft seating products to many of the world’s largest commercial airlines. Brices’s OEM products include a proprietary line of coach, business and convertible commercial aircraft seats. After-market products supplied by Brice include plastic and metal seat parts, overhauled and refurbished seats, components for installation of in-flight entertainment equipment, and other cabin interior components for commercial aircraft.

Defense and Space Programs

     A major portion of sales is derived from United States government defense programs and space programs. Approximately 41 percent of 2001 sales were related to defense programs and approximately 5 percent of 2001 sales were related to space programs. These programs could be adversely affected by reductions in defense spending and other government budgetary pressures which would result in reductions, delays or stretch-outs of existing and future programs. In addition, many of the Company’s contracts covering defense and space programs are subject to termination at the convenience of the customer (as well as for default). In the event of termination for convenience, the customer generally is required to pay the costs incurred by the Company and certain other fees through the date of termination.

Commercial Programs

     Approximately 54 percent of 2001 sales were related to commercial aircraft programs, and nonaerospace commercial applications. The Company’s commercial sales depend substantially on aircraft manufacturer’s production rates, which in turn depend upon deliveries of new aircraft. Deliveries of new aircraft by aircraft manufacturers are dependent on the financial capacity of the airlines and leasing companies to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. The Company’s sales for commercial aircraft programs also could be affected by changes in its customers’ inventory levels and changes in its customers’ aircraft production build rates.

Major Customers

     The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During 2001, sales to Boeing were $106,106,000, or 47% of total sales; sales to Raytheon were $16,571,000, or 7% of total sales; and sales to Lockheed Martin were $9,556,000, or 4% of total sales. Sales to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, military and space programs.

Competition

     The Company competes with various companies, some of which are substantially larger and have greater financial, technical and personnel resources. The Company’s ability to compete depends on the quality of goods and services, competitive pricing and the ability to solve specific customer problems.

Backlog

     At December 31, 2001, backlog believed to be firm was approximately $308,400,000, compared to $238,600,000 at December 31, 2000. Approximately $135,000,000 of total backlog is expected to be delivered during 2002.

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

     The Aerochem facility located in El Mirage, California has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination. Based upon currently available information, the Company has established a provision for the cost of such investigation and corrective action. Aerochem expects to spend approximately $1 million for future investigation and corrective action for groundwater contamination at its El Mirage location. However, the Company’s ultimate liability in connection with the contamination will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the corrective action.

     The Company anticipates that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain its environmental compliance efforts. The

Company does not expect to spend a material amount on capital expenditures for environmental compliance during 2002.

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

Employees

     At December 31, 2001 the Company employed 1,555 persons.

Business Segment Information

     The Company operates principally in only one business segment.

Information About Foreign and Domestic Operations and Export Sales

     In 2001, 2000 and 1999, foreign sales to manufacturers worldwide were $28,006,000, $26,267,000 and $28,313,000, respectively.

     The amounts of revenue, profitability and identifiable assets attributable to foreign operations are not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2001, 2000 and 1999. The Company had no sales to a foreign country greater than 5% of total sales in 2001, 2000 and 1999.

     The Company is not subject to any foreign currency risks since all sales are made in United States dollars.

ITEM 2. PROPERTIES

     The Company occupies approximately 21 facilities with a total office and manufacturing area of over 1,403,000 square feet, including both owned and leased properties. At December 31, 2001, facilities which were in excess of 60,000 square feet each were occupied as follows:

		Square	Expiration
Location	Company	Feet	of Lease

El Mirage, California	Aerochem	74,000	Owned
Orange, California	Aerochem	76,000	Owned
Carson, California	AHF-Ducommun	76,000	2004
Carson, California	AHF-Ducommun	286,000	Owned
Carson, California	Ducommun Technologies	117,000	2002
Phoenix, Arizona	MechTronics	100,000	2006

		Square	Expiration
Location	Company	Feet	of Lease

Parsons, Kansas	Parsons Precision Products	120,000	Owned
Monrovia, California	Composite Structures, LLC	274,000	Owned

     The Company’s facilities are, for the most part, fully utilized, although excess capacity exists from time to time based on product mix and demand. Management believes that these properties are in good condition and suitable for their present use.

     Although the Company maintains standard property casualty insurance covering its properties, the Company does not carry any earthquake insurance because of the cost of such insurance. Most of the Company’s properties are located in Southern California, an area subject to frequent and sometimes severe earthquake activity.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company (DCO) is listed on the New York Stock Exchange. On December 31, 2001, the Company had approximately 524 holders of record of common stock. No dividends were paid during 2001 or 2000. The following table sets forth the high and low closing sales prices per share for the Company’s common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	2001		2000		1999

	High	Low	High	Low	High	Low

First Quarter	$15.02	$11.06	$11.00	$8.75	$14.94	$9.38
Second Quarter	14.10	12.15	12.44	8.88	12.75	8.75
Third Quarter	14.10	8.80	15.38	12.13	14.94	10.75
Fourth Quarter	11.10	8.60	14.13	10.56	10.88	8.75

ITEM 6. SELECTED FINANCIAL DATA

Year ended December 31,	2001	2000	1999	1998	1997

(In thousands, except per share amounts)
Net Sales	$224,905	$165,711	$146,054	$170,772	$157,287

Gross Profit as a Percentage of Sales	25.8%	28.9%	31.7%	33.3%	32.0%

Operating Income	25,194	22,305	22,502	29,795	25,288

Operating Income as a Percentage of Sales	11.2%	13.5%	15.4%	17.4%	16.1%

Gain on Sale of Subsidiary	—	—	—	9,249	—

Income Before Taxes	22,825	20,517	21,892	38,919	24,653
Income Tax Expense	(8,222)	(7,797)	(8,448)	(15,226)	(10,356)

Net Income	$14,603	$12,720	$13,444	$23,693	$14,297

Earnings Per Share:
Income Before Gain on Sale of Subsidiary	$1.50	$1.30	$1.28	$1.51	$1.20
Gain on Sale of Subsidiary	—	—	—	.53	—

Diluted Earnings Per Share	$1.50	$1.30	$1.28	$2.04	$1.20

Working Capital	$41,542	$31,403	$29,862	$30,793	$30,182
Total Assets	216,075	148,474	141,802	117,204	104,241
Long-Term Debt Including Current Portion	52,298	19,654	27,840	6,784	5,803
Total Shareholders’ Equity	114,602	99,529	87,842	83,705	73,703

Share-related data have been adjusted for the 3-for-2 stock split in June 1998.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Ducommun designs, engineers and manufactures aerostructures components and electromechanical components and assemblies primarily for the aerospace industry. In addition, the Company manufactures commercial aircraft seats and is an after-market supplier of aircraft seating products to commercial airlines. The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. Domestic commercial aircraft programs include the Boeing 717, 737NG, 747, 757, 767 and 777. Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17 and F-18 and Lockheed Martin F-16, various Sikorsky, Bell, Boeing and Augusta helicopter programs, and various aircraft and shipboard upgrade programs. Space programs include the space shuttle external fuel tank, and various commercial and military space launch and satellite programs.

     The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. The Company records provisions for estimated losses on contracts in the period in which such losses are identified.

Acquisitions

     In August 2001, the Company, through a wholly owned subsidiary, acquired certain assets of the Fort Defiance, Arizona operation of Packard Hughes Interconnect Wiring Systems, a subsidiary of Delphi Automotive Systems Corp. (“Fort Defiance”) for $4,590,000 in cash. Fort Defiance supplies wiring harnesses and cable assemblies for use in commercial and military aerospace applications and other military applications. In June 2001, the Company acquired all of the units of Composite Structures, LLC (“Composite Structures”), for $47,966,000 in cash and $5,354,000 in nonnegotiable promissory notes. Composite Structures designs and manufactures metal, fiberglass and carbon composite aerostructures. Composite Structures produces helicopter main and tail rotor blades, and adhesive bonded assemblies, including spoilers and fuselage structural panels for aircraft, jet engine fan containment rings, and helicopters. In November 1999, the Company, through a wholly owned subsidiary, acquired the assets and assumed certain liabilities of Parsons Precision Products, Inc. (“Parsons”) for $22,073,000 in cash. Parsons is a leading manufacturer of complex titanium hot-formed subassemblies and components for commercial and military aerospace applications. In April 1999, the Company acquired the capital stock of Sheet Metal Specialties Company (“SMS”) for $10,096,000 in cash, net of cash acquired and payments of other liabilities of SMS, and a $1,500,000 note. SMS is a manufacturer of subassemblies for commercial and military aerospace applications. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results for these acquisitions have been included in the consolidated statements of income since the dates of the respective acquisitions. The cost of the acquisitions was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. These acquisitions accounted for approximately $48,788,000 and $24,831,000 of the excess of cost over net assets acquired at December 31, 2001 and December 31, 2000, respectively. The acquisitions were funded from internally generated cash, notes and other accounts payable to sellers, and borrowings under the Company’s credit agreement (see Financial Condition for additional information). These acquisitions strengthened the Company’s position in the aerospace industry and added complementary lines of business.

     The cost of acquired businesses in excess of the fair market value of their underlying net assets is currently being amortized on the straight-line basis over periods ranging from 15 to 40 years. The Company assesses the recoverability of cost in excess of net assets of acquired businesses by determining whether the amortization of this intangible asset over its remaining life can be recovered through future operating cash flows.

Results of Operations

2001 Compared to 2000

     Net sales increased 36% to $224,905,000 in 2001. The increase resulted primarily from an increase in the Company’s sales from the Fort Defiance and Composite Structures acquisitions, as well as higher military sales for the C-17, F-15 and F-18 programs and higher commercial sales for the Boeing 777 and Regional Jet programs. Sales to the C-17 program increased approximately $10,094,000 in 2001. The acquisitions of Fort Defiance and Composite Structures increased sales by approximately $43,351,000 in 2001. Excluding the

Fort Defiance and Composite Structures acquisitions, sales increased 10% in 2001 compared to 2000. The Company’s mix of business was approximately 54% commercial, 41% military and 5% space in 2001. Foreign sales decreased to 13% of sales in 2001 from 16% in 2000. The Company did not have sales to any foreign country greater than 5% of total sales in 2001 or 2000.

     The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During 2001 and 2000, sales to Boeing were $106,106,000 and $61,109,000, respectively; sales to Raytheon were $16,571,000 and $14,242,000, respectively; and sales to Lockheed Martin were $9,556,000 and $12,685,000, respectively. At December 31, 2001, trade receivables from Boeing, Raytheon and Lockheed Martin were $13,815,000, $2,414,000 and $740,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

     The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. During 2001, commercial sales for Boeing aircraft were significantly higher, principally because of the acquisitions of Fort Defiance and Composite Structures. Sales related to commercial business were approximately $120,922,000, or 54% of total sales in 2001.

     Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many land and sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $92,563,000, or 41% of total sales in 2001. The C-17 program accounted for approximately $37,012,000 in sales in 2001.

     In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. During 2001, sales related to space programs were lower due to timing differences in production scheduling for the Space Shuttle program. Sales related to space programs were approximately $11,420,000, or 5% of total sales in 2001.

     At December 31, 2001, backlog believed to be firm was approximately $308,400,000, compared to $238,600,000 at December 31, 2000. The backlog increase from December 31, 2000 was due primarily to backlog related to the Fort Defiance and Composite Structures acquisitions. Approximately $135,000,000 of the total backlog is expected to be delivered during 2002.

     Gross profit, as a percentage of sales, decreased to 25.8% in 2001 from 28.9% in 2000. This decrease was primarily the result of changes in sales mix, pricing pressures from customers, higher production costs, including higher energy costs, operating inefficiencies at Ducommun AeroStructures, and lower gross profit margins, as a percentage of sales, from the Fort Defiance and Composite Structures acquisitions.

     Selling, general and administrative expenses, as a percentage of sales, were 12.9% in 2001, compared to 13.8% in 2000. Selling, general and administrative expenses in 2001 included an approximately $808,000 charge for the settlement of a lawsuit brought by Com Dev Consulting Ltd. in 2001. Selling, general and administrative expenses in 2000 included an approximately $715,000 increase in the allowance for doubtful accounts resulting from the bankruptcy of two of the Company’s airline customers during the fourth quarter of 2000.

     In early January 2001, the Company embarked on steps to integrate the marketing, engineering and manufacturing capabilities of its AHF-Ducommun, Aerochem and Parsons subsidiaries to offer a full range of structural components and subassemblies to the Company’s customers. In October 2001, this integration effort was expanded to include Composite Structures.

     Goodwill amortization expense, as a percentage of sales, was 1.7% in 2001 and 2000. Interest expense increased 32% to $2,369,000 in 2001 primarily due to higher debt levels in 2001 compared to 2000, partially offset by lower interest rates in 2001.

     Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Income tax expense increased to $8,222,000 in 2001, compared to $7,797,000 in 2000. The increase in income tax expense was primarily due to the increase in income before taxes, partially offset by a lower effective income tax rate, 36.0% for 2001 compared to 38.0% for 2000. The decrease in the tax rate was primarily due to utilization of research and development tax credits. Cash expended to pay income taxes increased to $8,454,000 in 2001, compared to $5,084,000 in 2000.

     Net income for 2001 was $14,603,000, or $1.50 diluted earnings per share, compared to $12,720,000, or $1.30 diluted earnings per share, in 2000. Net income for 2001 increased 15% compared to 2000. Net income for 2001 included an after-tax charge of $517,000, or $0.05 per diluted share, for the Com Dev lawsuit settlement, partially offset by a tax benefit of $450,000, $0.04 per diluted share, for research and development credits used to lower the Company’s effective tax rate. Net income for 2001, excluding the charge for the Com Dev lawsuit settlement and the tax benefit noted above was $14,654,000, or $1.51 diluted earning per share.

2000 Compared to 1999

     Net sales increased 13% to $165,711,000 in 2000. The increase resulted primarily from an increase in the Company’s sales from the SMS and Parsons acquisitions, as well as sales from a new contract at AHF-Ducommun for C-17 fuselage panels. Sales to the C-17 program increased approximately $11,300,000 in 2000. The acquisitions of SMS and Parsons increased sales by approximately $13,000,000 in 2000. Excluding the SMS and Parsons acquisitions, sales increased 5% in 2000 compared to 1999. The Company’s mix of business was approximately 53% commercial, 38% military and 9% space in 2000. Foreign sales decreased to 16% of sales from 19% in 1999. The Company did not have sales to any foreign country greater than 5% of total sales in 2000 or 1999.

     The Company had substantial sales to Boeing, Lockheed Martin and Raytheon. During 2000 and 1999, sales to Boeing were $61,109,000 and $40,310,000, respectively; sales to Lockheed Martin were $12,685,000 and $15,470,000, respectively; and sales to Raytheon were $14,242,000 and $10,138,000, respectively. At December 31, 2000, trade receivables from Boeing, Lockheed Martin and Raytheon were $6,318,000, $1,390,000 and $1,826,000, respectively. The sales and receivables relating to Boeing, Lockheed Martin and Raytheon are diversified over a number of different commercial, space and military programs.

     The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. During 2000, commercial sales for Boeing aircraft were slightly higher, principally because of the acquisitions of Parsons and SMS. Sales related to commercial business were approximately $88,515,000, or 53% of total sales in 2000.

     Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many land and sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $62,569,000, or 38% of total sales in 2000. The C-17 program accounted for approximately $19,594,000 in sales in 2000.

     In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. During 2000, sales related to space programs were lower due to timing differences in production scheduling for the Space Shuttle program. Sales related to space programs were approximately $14,627,000, or 9% of total sales in 2000.

     At December 31, 2000, backlog believed to be firm was approximately $238,600,000, compared to $213,100,000 at December 31, 1999. The backlog increase from December 31, 1999 was due primarily to a contract with Boeing for production of fuselage skin panels for the C-17 aircraft. The contract was valued at $49,000,000 at the time of the award. There is also an option contract with Boeing for the production of C-17 fuselage skin panels for the period 2003-2007. The option contract, if fully exercised by Boeing, is valued at $62 million. Taken together, the $111 million contract is the largest contract award in the Company’s history. The Company also experienced backlog growth at December 31, 2000 of approximately $10,800,000 for the F-18 program.

     Gross profit, as a percentage of sales, decreased to 28.9% in 2000 from 31.7% in 1999. This decrease was primarily the result of changes in sales mix, pricing pressures from customers and production costs for new programs.

     Selling, general and administrative expenses, as a percentage of sales, were 13.8% in 2000, compared to 14.9% in 1999. Selling, general and administrative expenses in 2000 included an approximately $715,000 increase in the allowance for doubtful accounts resulting from the bankruptcy of two of the Company’s airline customers during the fourth quarter of 2000.

     Goodwill amortization expense, as a percentage of sales, was 1.7% in 2000, compared to 1.4% in 1999. This increase was primarily the result of a full year of goodwill amortization expense in 2000 related to the SMS and Parsons acquisitions made in 1999. Interest expense increased 193% to $1,788,000 in 2000 primarily due to higher debt levels and interest rates in 2000 compared to 1999.

     Income tax expense decreased to $7,797,000 in 2000, compared to $8,448,000 in 1999. The decrease in income tax expense was primarily due to the decrease in income before taxes and an effective income tax rate of 38.0% for 2000 compared to 38.6% for 1999. The decrease in the tax rate was primarily due to certain tax credits that became available to the Company. Cash expended to pay income taxes decreased to $5,084,000 in 2000, compared to $8,170,000 in 1999.

     Net income for 2000 was $12,720,000, or $1.30 diluted earnings per share, compared to $13,444,000, or $1.28 diluted earnings per share, in 1999. Diluted earnings per share rose $0.02 per diluted share on a year to year basis, despite a decline in net income, due to a reduction of approximately 757,000 in average diluted shares outstanding in 2000 compared to 1999.

Financial Condition

Liquidity and Capital Resources

     Cash flow from operating activities for 2001 was $33,315,000, compared to $20,687,000 in 2000. The increase in cash flow from operating activities resulted principally from increases in income before depreciation and amortization, accounts payable and accrued and other liabilities. During 2001, the Company spent $6,013,000 on capital expenditures.

     In August 2001, the Company, through a wholly owned subsidiary, acquired certain assets of Fort Defiance for $4,590,000 in cash. In June 2001, the Company acquired all of the units of Composite Structures for $47,966,000 in cash and $5,354,000 in nonnegotiable promissory notes. In November 1999, the Company, through a wholly-owned subsidiary, acquired the assets and assumed certain liabilities of Parsons for $22,073,000 in cash. In April 1999, the Company acquired the capital stock of SMS for $10,096,000 in cash, net of cash acquired and payments of other liabilities of SMS, and a $1,500,000 note. The acquisitions were funded from internally generated cash, notes and other accounts payable to sellers, and borrowings under the Company’s credit agreement. These acquisitions strengthened the Company’s position in the aerospace industry and added complementary lines of business.

     The Company’s bank credit agreement provides for a $100,000,000 unsecured revolving credit line declining to $60,000,000 at maturity on September 30, 2005. At December 31, 2001, the Company had $56,575,000 of unused lines of credit, after deducting $43,000,000 of loans outstanding and $425,000 for an outstanding standby letter of credit.

     The Company continues to depend on operating cash flow and the availability of its bank credit agreement to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during 2002.

     Aggregate maturities of long-term debt during the next five years are as follows: 2002, $3,160,000; 2003, $1,944,000; 2004, $3,794,000; 2005, $43,400,000, 2006, $0.

     The Company expects to spend less than $6,000,000 for capital expenditures in 2002. The Company believes that the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. Accordingly, the Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft and space programs.

     Ducommun’s subsidiary, Aerochem, Inc. (“Aerochem”), is a major supplier of chemical milling services for the aerospace industry. Aerochem has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its El Mirage, California facility (the “Site”). Aerochem expects to spend approximately $1 million for future investigation and corrective action at the Site, and the Company has established a provision for such costs. However, the Company’s ultimate liability in connection with the Site will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the corrective action.

     In the normal course of business, Ducommun and its subsidiaries are defendants in certain other litigation, claims and inquiries, including matters relating to environmental laws. In addition, the Company makes various commitments and incurs contingent liabilities. While it is not feasible to predict the outcome of these matters, the Company does not presently expect that any sum it may be required to pay in connection with these matters would have a material adverse effect on its consolidated financial position or results of operations or cash flows.

Future Accounting Requirements

     In June 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) were issued. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for the Company as of July 27, 2001. SFAS No. 142 is effective for the Company on January 1, 2002 for existing goodwill and intangible assets. Although the Company has not completed its assessment of these new accounting standards, it expects that the provisions of SFAS No. 142 relating to the accounting for goodwill will have a significant impact on its consolidated net income in 2002 when compared to consolidated net income for years prior to 2002. The accompanying Consolidated Financial Statements for the year ended December 31, 2001 include goodwill amortization of $3.8 million for the year ended December 31, 2001 and an unamortized goodwill balance of $59,165,000 at December 31, 2001. In addition, in connection with the impairment provisions of the new rules, the Company is currently evaluating the amount of goodwill at each of its reporting units to determine if any impairment exists. By mid-2002, the Company expects to complete the required impairment tests of goodwill. Because of the extensive effort needed to comply with these new rules, it is not practicable to reasonably estimate the impact, if any, of such tests on the Company’s financial statements.

     In June 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. The Company is required to adopt SFAS No. 143 on December 31, 2002. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 143 on its financial position and results of operations.

     In August 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) was issued. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, “Accounting Changes.” SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset. The Company will be required to adopt SFAS No. 144 on January 1, 2003. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on its financial position and results of operations.

Forward Looking Statement and Risk Factors

     Any forward-looking statements made in this Form 10-K involve risks and uncertainties. The Company’s future financial results could differ materially from those anticipated due to the Company’s dependence on conditions in the airline industry, the level of new commercial aircraft orders, production rates for Boeing commercial aircraft, the C—17 and Apache helicopter rotor blade programs, the level of defense spending, competitive pricing pressures, technology and product development risks and uncertainties, product performance, risks associated with acquisitions and dispositions of businesses by the Company, increasing consolidation of customers and suppliers in the aerospace industry, availability of raw materials and components from suppliers, cost and possible disruption of electricity availability in California, and other factors beyond the Company’s control.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data under the captions “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Changes in Shareholders’ Equity,” and “Notes to Consolidated Financial Statements,” together with the report thereon of PricewaterhouseCoopers, LLP dated February 12, 2002, appearing on pages 22 through 41 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

     The information under the caption “Election of Directors” in the 2002 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

     The following table sets forth the names and ages of all executive officers of the Company, all positions and offices held with the Company and brief accounts of business experience during the past five years. Executive officers do not serve for any specified terms, but are typically elected annually by the Board of Directors of the Company or, in the case of subsidiary presidents, by the Board of Directors of the respective subsidiaries.

	Positions and Offices	Other Business
	Held With Company	Experience
Name (Age)	(Year Elected)	(Past Five Years)

Joseph C. Berenato (55)	President (1996), Chief Executive Officer (1997) and Chairman of the Board (1999)	—

Robert A. Borlet (61)	Vice President, Manufacturing Operations (1999)	President of Ducommun Technologies, Inc. (1988 -1999)

James S. Heiser (45)	Vice President (1990), Chief Financial Officer (1996), General Counsel (1988), Secretary (1987), and Treasurer (1995)	—

Kenneth R. Pearson (66)	Vice President-Human Resources (1988)	—

Michael W. Williams (47)	Vice President, Corporate Development (1998)	Vice President of Operations at H.R. Textron, Inc. (1996 — 1998)

	Positions and Offices	Other Business
	Held With Company	Experience
Name (Age)	(Year Elected)	(Past Five Years)

Samuel D. Williams (53)	Vice President (1991) and Controller (1988)	—

Paul L. Graham (57)	President of Ducommun Technologies, Inc. (1999)	President of 3dbm, Inc. (1995-1998); President of Com Dev Wireless Systems (1998-1999)

Robert B. Hahn (59)	President of MechTronics of Arizona Corp. (1997)	President of Aerochem, Inc. (1987-1997)

Richard A. Klisz (45)	President of Brice Manufacturing Company, Inc. (2000)	Vice President, Sales and Marketing of Aerochem, Inc. (1994-2000)

Bradley W. Spahr (55)	President of Ducommun AeroStructures (a group of companies consisting of Aerochem, Inc., AHF-Ducommun Incorporated, Parsons Precision Products, Inc. and Composite Structures, LLC) (2001)	President of Composite Structures, LLC (1997-2001), President of H.R. Textron, Inc.(1994-1996)

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption “Compensation of Executive Officers” in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption “Election of Directors” contained in the paragraph immediately following the table in the 2002 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

	The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

		Page

	Report of Independent Accountants	22

	Consolidated Statements of Income — Years ended December 31, 2001, 2000 and 1999	23

	Consolidated Balance Sheets — December 31, 2001 and 2000	24

	Consolidated Statements of Cash Flows — Years ended December 31, 2001, 2000 and 1999	25

	Consolidated Statements of Changes in Shareholders’ Equity — Years Ended December 31, 2001, 2000 and 1999	26

	Notes to Consolidated Financial Statements	27-41

	2. Financial Statement Schedule

	The following schedule for the years ended December 31, 2001, 2000 and 1999 is filed herewith:

	Report of Independent Accountants on Financial Statement Schedule	42

	Schedule VIII — Valuation and Qualifying Accounts and Reserves	43

	All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

	3. Exhibits

	See Item 14(c) for a list of exhibits	44-46

Report of Independent Accountants

     To the Board of Directors and Shareholders of Ducommun Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 21 present fairly, in all material respects, the financial position of Ducommun Incorporated and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
February 14, 2002

Consolidated Statement of Income

Year ended December 31,	2001	2000	1999

(In thousands, except per share amounts)
Net Sales	$224,905	$165,711	$146,054
Operating Costs and Expenses:
Cost of goods sold	166,950	117,750	99,725
Selling, general and administrative expenses	28,913	22,804	21,791
Goodwill amortization expense	3,848	2,852	2,036

Total Operating Costs and Expenses	199,711	143,406	123,552

Operating Income	25,194	22,305	22,502
Interest Expense	(2,369)	(1,788)	(610)

Income Before Taxes	22,825	20,517	21,892
Income Tax Expense	(8,222)	(7,797)	(8,448)

Net Income	$14,603	$12,720	$13,444

Earnings Per Share:
Basic earnings per share	$1.51	$1.32	$1.32
Diluted earnings per share	1.50	1.30	1.28

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

December 31,	2001	2000

(In thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$2,422	$100
Accounts receivable (less allowance for doubtful accounts of $1,243 and $1,161)	29,921	20,844
Inventories	45,069	32,240
Deferred income taxes	5,664	3,624
Prepaid income taxes	134	134
Other current assets	3,864	3,326

Total Current Assets	87,074	60,268
Property and Equipment, Net	66,947	49,579
Deferred Income Taxes	160	165
Excess of Cost Over Net Assets Acquired (Net of Accumulated Amortization of $14,204 and $10,355)	59,165	39,056
Other Assets	2,729	1,296

	$216,075	$150,364

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$3,160	$1,409
Accounts payable	17,599	11,552
Accrued liabilities	24,778	15,904

Total Current Liabilities	45,537	28,865
Long-Term Debt, Less Current Portion	49,138	18,245
Deferred Income Taxes	2,688	2,409
Other Long-Term Liabilities	4,110	1,316

Total Liabilities	101,473	50,835

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 9,695,458 shares in 2001 and 9,714,357 shares in 2000	97	97
Additional paid-in capital	35,913	36,673
Retained earnings	78,592	63,989
Less common stock held in treasury — 0 shares in 2001 and 109,900 shares in 2000	—	(1,230)

Total Shareholders’ Equity	114,602	99,529

	$216,075	$150,364

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

Year ended December 31,	2001	2000	1999

(In thousands)
Cash Flows from Operating Activities:
Net Income	$14,603	$12,720	$13,444
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and amortization	11,080	8,750	6,846
Deferred income tax (benefit) provision	(1,731)	(856)	2,211
Income tax benefit related to the exercise of nonqualified stock options	184	703	193
Allowance for doubtful accounts	82	876	28
Gain on sale of assets	—	—	(163)
Changes in Assets and Liabilities, Net of Effects From Acquisitions and Disposition:
Accounts receivable	(643)	(1,698)	2,443
Inventories	952	(5,893)	(2,237)
Prepaid income taxes	—	1,730	(545)
Other assets	121	(473)	(891)
Accounts payable	2,072	3,417	60
Accrued and other liabilities	6,595	1,411	(2,734)

Net Cash Provided by Operating Activities	33,315	20,687	18,655

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(6,013)	(10,803)	(5,778)
Acquisition of Businesses	(52,556)	—	(32,169)
Proceeds from Sale of Assets	—	—	310

Net Cash Used in Investing Activities	(58,569)	(10,803)	(37,637)

Cash Flows from Financing Activities:
Net Borrowings (Repayment) of Long-Term Debt	27,290	(8,186)	19,556
Purchase of Common Stock for Treasury	—	(1,230)	(9,414)
Net Cash Effect of Exercise (Repurchases) Related to Stock Options	286	(506)	(88)

Net Cash Provided by (Used in) Financing Activities	27,576	(9,922)	10,054

Net Increase (Decrease) in Cash and Cash Equivalents	2,322	(38)	(8,928)
Cash and Cash Equivalents — Beginning of Year	100	138	9,066

Cash and Cash Equivalents — End of Year	$2,422	$100	$138

Supplemental Disclosures of Cash Flow Information:
Interest Expense Paid	$2,522	$1,769	$745
Income Taxes Paid	$8,454	$5,084	$8,170

Supplemental information for Non-Cash Investing and Financing Activities:

See Note 2 for non-cash investing activities related to the acquisition of businesses.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

			Additional			Total
	Shares	Common	Paid-In	Retained	Treasury	Shareholders'
	Outstanding	Stock	Capital	Earnings	Stock	Equity

(In thousands, except share data)
Balance at January 1, 1999	10,413,493	$113	$60,419	$37,825	$(14,652)	$83,705
Stock options exercised	52,475	1	190	—	—	191
Stock repurchased related to the exercise of stock options	(20,158)	—	(277)	—	—	(277)
Income tax benefit related to the exercise of nonqualified stock options	—	—	193	—	—	193
Common stock repurchased for treasury	(877,300)	—	—	—	(9,414)	(9,414)
Treasury stock retired	—	(10)	(14,928)	—	14,938	—
Net Income	—	—	—	13,444	—	13,444

Balance at December 31, 1999	9,568,510	104	45,597	51,269	(9,128)	87,842
Stock options exercised	313,025	3	1,171	—	—	1,174
Stock repurchased related to the exercise of stock options	(167,178)	(2)	(1,678)	—	—	(1,680)
Income tax benefit related to the exercise of nonqualified stock options	—	—	703	—	—	703
Common stock repurchased for treasury	(109,900)	—	—	—	(1,230)	(1,230)
Treasury stock retired	—	(8)	(9,120)	—	9,128	—
Net Income	—	—	—	12,720	—	12,720

Balance at December 31, 2000	9,604,457	97	36,673	63,989	(1,230)	99,529
Stock options exercised	146,750	2	1,088	—	—	1,090
Stock repurchased related to the exercise of stock options	(55,749)	(1)	(803)	—	—	(804)
Income tax benefit related to the exercise of nonqualified stock options	—	—	184	—	—	184
Treasury stock retired	—	(1)	(1,229)	—	1,230	—
Net Income	—	—	—	14,603	—	14,603

Balance at December 31, 2001	9,695,458	$97	$35,913	$78,592	$—	$114,602

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, after eliminating intercompany balances and transactions.

Cash Equivalents

     Cash equivalents consist of highly liquid instruments purchases with original maturities of three months or less. The cost of these investments approximate fair value.

Revenue Recognition

     Revenue, including sales under fixed price contracts, is recognized when persuasive evidence of an arrangement exists, pricing is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. The effects of revisions in contract value or estimated costs of completion are recognized over the remaining terms of the agreement. Provisions for estimated losses on contracts are recorded in the period identified.

Inventory Valuation

     Inventories are stated at the lower of cost or market. Cost is determined based upon the first-in, first-out method. Costs on fixed price contracts in progress included in inventory represent accumulated recoverable costs less the portion of such costs allocated to delivered units and applicable progress payments received.

Property and Depreciation

     Property and equipment, including assets recorded under capital leases, are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives ranging from 2 to 40 years and, in the case of leasehold improvements, over the shorter of the lives of the improvements or the lease term. The Company periodically evaluates long-lived assets for recoverability and recognizes impairment losses, if any, based upon the fair value of the assets.

Income Taxes

     Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Excess of Costs Over Net Assets Acquired

     The cost of acquired businesses in excess of the fair market value of their underlying net assets has been amortized on the straight-line basis over periods ranging from 15 to 40 years. The Company assesses the recoverability of cost in excess of net assets of acquired businesses by determining whether the amortization of this intangible asset over its remaining life can be recovered through future operating cash flows.

Environmental Liabilities

     Environmental liabilities are recorded when environmental assessments and/or remedial efforts are probable, and costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action.

Earnings Per Share

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each year. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each year. In 2001, 2000 and 1999, income available to common shareholders was $14,603,000, $12,720,000 and $13,444,000, respectively. In 2001, 2000 and 1999, the weighted average number of common shares outstanding was 9,662,000, 9,650,000 and 10,209,000, respectively, and the dilutive shares associated with stock options were 64,000, 111,000 and 309,000, respectively.

Future Accounting Requirements

     In June 2001, SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were issued. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for the Company as of July 27, 2001. SFAS No. 142 is effective for the Company on January 1, 2002 for existing goodwill and intangible assets. Although the Company has not completed its assessment of these new accounting standards, it expects that the provisions of SFAS No. 142 relating to the accounting for goodwill will have a significant impact on its consolidated net income in 2002 when compared to consolidated net income for years prior to 2002. The accompanying Consolidated Financial Statements for the year ended December 31, 2001 include goodwill amortization of $3.8 million for the year ended December 31, 2001 and an unamortized goodwill balance of $59,165,000 at December 31, 2001. In addition, in connection with the impairment provisions of the new rules, the Company is currently evaluating the amount of goodwill at each of its reporting units to determine if any impairment exists. By mid-2002, the Company expects to complete the required impairment tests of goodwill. Because of the extensive effort needed to comply with these new rules, it is not practicable to reasonably estimate the impact, if any, of such tests on the Company’s financial statements.

     In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 143 on its financial position and results of operations.

     In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, “Accounting Changes.” SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset. The Company will be required to adopt SFAS No. 144 on January 1, 2003. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on its financial position and results of operations.

Use of Estimates

     Certain amounts and disclosures included in the consolidated financial statements required management to make estimates which could differ from actual results.

Note 2. Acquisitions

     In August 2001, the Company, through a wholly owned subsidiary, acquired certain assets of the Fort Defiance, Arizona operation of Packard Hughes Interconnect Wiring Systems, a subsidiary of Delphi Automotive Systems Corp. (“Fort Defiance”) for $4,590,000 in cash. Fort Defiance supplies wiring harnesses and cable assemblies for use in commercial and military aerospace applications and other military applications. In June 2001, the Company acquired all of the units of Composite Structures, LLC (“Composite Structures”), for $47,966,000 in cash and $5,354,000 in nonnegotiable promissory notes. Composite Structures designs and manufactures metal, fiberglass and carbon composite aerostructures. Composite Structures produces helicopter main and tail rotor blades, and adhesive bonded assemblies, including spoilers and fuselage structural panels for aircraft, jet engine fan containment rings, and helicopters. In November 1999, the Company, through a wholly owned subsidiary, acquired the assets and assumed certain liabilities of Parsons Precision Products, Inc. (“Parsons”) for $22,073,000 in cash. Parsons is a leading manufacturer of complex titanium hot-formed subassemblies and components for commercial and military aerospace applications. In April 1999, the Company acquired the capital stock of Sheet Metal Specialties Company (“SMS”) for $10,096,000 in cash, net of cash acquired and payments of other liabilities of SMS, and a $1,500,000 note. SMS is a manufacturer of subassemblies for commercial and military aerospace applications.

     The acquisitions of Fort Defiance, Composite Structures, Parsons and SMS were accounted for under the purchase method of accounting and, accordingly, the operating results for Fort Defiance, Composite Structures, Parsons and SMS have been included in the consolidated statements of income since the dates of the respective acquisitions. The cost of the acquisitions was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. These acquisitions accounted for approximately $48,788,000 and $24,831,000 of the excess of cost over net assets acquired at December 31, 2001 and December 31, 2000, respectively, which is being amortized on a straight-line basis over 15 to 20 years.

     The following table presents unaudited pro forma consolidated operating results for the Company for the years ended December 31, 2001 and December 31, 2000, as if the Fort Defiance and Composite Structures acquisitions had occurred as of the beginning of the periods presented.

	2001	2000

(In thousands, except per share amounts)
Net sales	$258,960	$230,753
Net earnings	14,460	13,185
Basic earnings per share	1.50	1.37
Diluted earnings per share	1.49	1.35

     The unaudited pro forma consolidated operating results of the Company are not necessarily indicative of the operating results that would have been achieved had the Fort Defiance and Composite Structures acquisitions been consummated at the beginning of the periods presented, and should not be construed as representative of future operating results.

Note 3. Inventories

     Inventories consist of the following:

December 31,	2001	2000

(In thousands)
Raw materials and supplies	$16,407	$9,827
Work in process	29,924	21,912
Finished goods	1,873	1,630

	48,204	33,369
Less progress payments	3,135	1,129

Total	$45,069	$32,240

     Work in process inventories include amounts under long-term fixed price contracts aggregating $21,773,000 and $13,979,000 at December 31, 2001 and 2000, respectively.

Note 4. Property and Equipment

     Property and equipment consist of the following:

			Range of
			Estimated
December 31,	2001	2000	Useful Lives

(In thousands)
Land	$14,210	$9,690
Buildings and improvements	28,439	22,859	5 - 40 Years
Machinery and equipment	66,493	53,852	2 - 20 Years
Furniture and equipment	10,101	7,989	2 - 10 Years
Construction in progress	981	1,272

	120,224	95,662
Less accumulated depreciation and amortization	53,277	46,083

Total	$66,947	$49,579

     Depreciation expense was $7,229,000, $5,911,000 and $5,071,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 5. Accrued Liabilities

     Accrued liabilities consist of the following:

December 31,	2001	2000

(In thousands)
Accrued compensation	$12,306	$7,812
Provision for environmental costs	4,157	2,175
Customer deposits	1,552	760
Accrued state franchise and sales tax	2,075	1,337
Other	4,688	3,820

Total	$24,778	$15,904

Note 6. Long-Term Debt

     Long-term debt is summarized as follows:

December 31,	2001	2000

(In thousands)
Bank credit agreement	$43,000	$14,300
Term and real estate loans	3,144	3,679
Notes and other liabilities for acquisitions	6,154	1,675

Total debt	52,298	19,654
Less current portion	3,160	1,409

Total long-term debt	$49,138	$18,245

     The Company’s credit agreement provides for a $100,000,000 unsecured revolving credit line declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (5.00% at December 31, 2001). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (3.32% at December 31, 2001). At December 31, 2001, the Company had $56,575,000 of unused lines of credit, after deducting $43,000,000 of loans outstanding and $425,000 for an outstanding standby letter of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.30% per annum at December 31, 2001), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

     The weighted average interest rate on borrowings outstanding was 3.94% and 7.89% at December 31, 2001 and 2000, respectively.

     The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

     Aggregate maturities of long-term debt during the next five years are as follows: 2002, $3,160,000; 2003, $1,944,000; 2004, $3,794,000; 2005, $43,400,000; 2006, $0.

Note 7. Shareholders’ Equity

     At December 31, 2001 and 2000, no preferred shares were issued or outstanding.

     Since 1998, the Company’s Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. From 1998 to 2000, the Company repurchased in the open market 1,918,962 shares of its common stock for a total of $25,296,000 and cancelled 1,809,062 shares of treasury stock. The Company cancelled 109,900 shares of treasury stock during 2001. The Company did not repurchase any of its common stock during 2001.

Note 8. Stock Options

     The Company has three stock option or incentive plans. Stock awards may be made to directors, officers and key employees under the stock plans on terms determined by the Compensation Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. Stock options have been and may be granted to directors, officers and key employees under the stock plans at prices not less than 100% of the market value on the date of grant, and expire not more than ten years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. At December 31, 2001 and 2000, options for 407,975 and 438,000 shares of common stock were exercisable, respectively.

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans based on the fair value method. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company’s net income and earnings per share would be reduced to the pro forma amounts indicated below:

Year ended December 31,	2001	2000	1999

(In thousands, except per share amounts)
Net Income:
As reported	$14,603	$12,720	$13,444
Pro forma	14,081	12,229	12,851
Earnings per common share:
As reported:
Basic	$1.51	$1.32	$1.32
Diluted	1.50	1.30	1.28
Pro forma:
Basic	$1.46	$1.27	$1.26
Diluted	1.45	1.25	1.22

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: dividend yields of zero percent; expected monthly volatility of 37.77, 39.23 and 36.15 percent; risk-free interest rates of 4.65, 6.53 and 4.88 percent; and expected option life of four years for 2001, 2000 and 1999. The weighted average fair value of options granted during 2001, 2000 and 1999, for which the exercise price equals the market price on the grant date, was $4.77, $4.24 and $4.45.

     At December 31, 2001, 214,824 common shares were available for future grants and 1,001,150 common shares were reserved for the exercise of outstanding options. Option activity during the three years ended December 31, 2001 was as follows:

		Weighted Average
	Number	Exercise Price of
	Of Shares	Options Outstanding

Outstanding at January 1, 1999	880,525	$9.479
Granted	200,000	12.593
Exercised	(52,475)	3.626
Forfeited	(24,138)	14.775

Outstanding at December 31, 1999	1,003,912	10.278
Granted	118,500	10.628
Exercised	(313,025)	3.751
Forfeited	(32,537)	15.187

Outstanding at December 31, 2000	776,850	12.755
Granted	414,000	13.188
Exercised	(146,750)	7.424
Forfeited	(42,950)	13.098

Outstanding at December 31, 2001	1,001,150	$13.701

     The following table summarizes information concerning currently outstanding and exercisable stock options:

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
Range of	Outstanding	Contractual	Exercise	Number	Exercise
Exercise Prices	Options	Life	Price	Exercisable	Price

$ 2.333 - $ 7.999	59,750	1.83	$2.333	59,750	$2.333
$ 8.000 - $11.999	123,800	4.35	10.575	46,700	10.697
$12.000 - $17.999	640,700	4.95	13.259	168,850	13.652
$18.000 - $23.210	176,900	1.11	21.329	132,675	21.329

Total	1,001,150	4.01	$13.701	407,975	$14.153

Note 9. Employee Benefit Plans

     The Company has an unfunded supplemental retirement plan that was suspended in 1986, but which continues to cover certain former executives. The accumulated benefit obligations under the plan at December 31, 2001 and December 31, 2000 were $556,000 and $549,000, respectively, which are included in accrued liabilities.

     The Company provides certain health care benefits for retired employees. Employees become eligible for these benefits if they meet minimum age and service requirements, are eligible for retirement benefits and agree to contribute a portion of the cost. As of December 31, 2001, there were 123 current and retired employees and dependents eligible for such benefits. Eligibility for additional employees to become covered by retiree health benefits was terminated in 1988. The Company accrues postretirement health care benefits over the period in which active employees become eligible for such benefits. The accrued postretirement benefit cost under these plans is included in accrued liabilities.

     The components of net periodic postretirement benefits cost for these plans are as follows:

Year ended December 31,	2001	2000	1999

(In thousands)
Service cost	$—	$—	$—
Interest cost	95	98	87
Amortization of net transition obligation	84	84	84
Amortization of actuarial gain	(19)	(19)	(18)

Net periodic postretirement benefit cost	$160	$163	$153

     The actuarial liabilities for these postretirement benefits are as follows:

December 31,	2001	2000

(In thousands)
Beginning obligation (January 1)	$1,327	$1,310
Interest cost	94	98
Actuarial gain	12	91
Benefits paid	(166)	(172)

Benefit obligation (December 31)	1,267	1,327
Unrecognized net transition obligation	(319)	(403)
Unrecognized net gain	349	380

Accrued benefit cost	$1,297	$1,304

     The accumulated postretirement benefit obligations at December 31, 2001 and 2000 were determined using an assumed discount rate of 7.75% and 7.75%, respectively. For measurement purposes, a 12.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002; the rate was assumed to decrease gradually to 6.00% in the year 2009 and remain at that level thereafter over the projected payout period of the benefits.

     A 1% increase in the assumed annual health care cost trend rate would increase the present value of the accumulated postretirement benefit obligation at December 31, 2001 by

$31 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $3.

     As part of the acquisition of Composite Structures, described in Note 2, in June 2001, the Company assumed the assets and liabilities of a defined benefit plan covering certain hourly employees of Composite Structures, LLC. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Due to the overfunded status of the pension plan, the Company was not required to make a contribution to the plan in 2001. Assets of the defined benefit plan are composed primarily of fixed income and equity securities.

     The funded status of this plan at December 31, 2001 is as follows:

Year ended December 31,	2001

(In thousands)
Service cost	$333
Interest cost	506
Expected return on assets	(803)

Net periodic postretirement benefit cost	$36

     The actuarial prepayment for these postretirement benefits are as follows:

December 31,	2001

(In thousands)
Beginning obligation (June 6, 2001)	$(7,155)
Service cost	(333)
Interest cost	(506)
Actuarial gain	(164)
Benefits paid	336

Benefit obligation (December 31)	(7,822)
Fair value of assets	7,898
Unrecognized net gain	1,353

Prepaid pension cost	$1,429

Weighted — average assumptions:
Expected long-term rate of return	9.00%
Weighted-average discount rate	7.00%

     In addition to the defined benefit plan described above, the Company also sponsors for Composite Structures two 401(k) defined contribution plans for its union and non-union employees. Under the plans, union and non-union employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 10 percent and 15 percent, respectively, of their compensation or limits established by the Internal Revenue Code. With respect to its non-union employees, the plan also provides for discretionary contributions equal to 2 percent of salary, regardless of the employees’ contributions, and a Company match equal to 50 percent of the employees’ contributions up to the first 6 percent. Composite Structures contributed $334,000 during 2001.

Note 10. Leases

     The Company leases certain facilities and equipment for periods ranging from 1 to 9 years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2001, 2000, and 1999, was $3,800,000, $3,561,000 and $3,487,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at December 31, 2001 are as follows

Lease
Commitments

(In thousands)
2002	2,996
2003	1,689
2004	932
2005	597
2006	319
Thereafter	45

Total	$6,578

Note 11. Income Taxes

     The provision for income tax expense/(benefit) consists of the following:

Year ended December 31,	2001	2000	1999

(In thousands)
Current tax expense:
Federal	$8,533	$7,686	$5,390
State	1,420	967	847

	9,953	8,653	6,237

Deferred tax expense/(benefit):
Federal	(1,543)	(589)	1,947
State	(188)	(267)	264

	(1,731)	(856)	2,211

Income Tax Expense	$8,222	$7,797	$8,448

     Deferred tax assets (liabilities) are comprised of the following:

December 31,	2001	2000

(In thousands)
Allowance for doubtful accounts	$556	$477
Contract overrun reserves	318	—
Employment-related reserves	2,403	1,416
Environmental reserves	710	769
Inventory reserves	1,376	1,197
State tax credit carryforwards	160	165
Warranty reserves	116	123
Other	900	615

	6,539	4,762
Depreciation	(3,403)	(3,383)

Net deferred tax assets	$3,136	$1,379

     The principal reasons for the variation from the customary relationship between income taxes and income from continuing operations before income taxes are as follows:

Year ended December 31,	2001	2000	1999

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	3.6	3.2	3.3
Goodwill amortization	2.6	2.5	2.2
Benefit of foreign sales corporation	(0.5)	(0.5)	(0.8)
Benefit of state tax credit carryforwards	(0.7)	(0.8)	—
Benefit of research and development tax credits	(4.0)	—	—
Other	—	(1.4)	(1.1)

Effective Income Tax Rate	36.0%	38.0%	38.6%

Note 12. Contingencies

     Ducommun’s subsidiary, Aerochem, Inc. (“Aerochem”), is a major supplier of chemical milling services for the aerospace industry. Aerochem has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its El Mirage, California facility (the “Site”). Aerochem expects to spend approximately $1 million for future investigation and corrective action at the Site, and the Company has established a provision for such costs. However, the Company’s ultimate liability in connection with the Site will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the correction action.

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

Note 13. Major Customers and Concentrations of Credit Risk

     The Company provides proprietary products and services to most of the prime aerospace and aircraft manufacturers. As a result, the Company’s sales and trade receivables are concentrated principally in the aerospace industry.

     The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During 2001, 2000 and 1999, sales to Boeing were $106,106,000, $61,109,000 and $40,310,000, respectively; sales to Raytheon were $16,571,000, $14,242,000 and $10,138,000, respectively; and sales to Lockheed Martin were $9,556,000, $12,685,000 and $15,470,000, respectively. At December 31, 2001, trade receivables from Boeing, Raytheon and Lockheed Martin were $13,815,000, $2,414,000 and $740,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

     In 2001, 2000 and 1999, foreign sales to manufacturers worldwide were $28,006,000, $26,267,000 and $28,313,000, respectively. The Company had no sales to a foreign country greater than 5% of total sales in 2001, 2000 and 1999, respectively. The amounts of revenue, profitability and identifiable assets attributable to foreign operations are not material when compared with revenue, profitability and identifiable assets attributed to United States domestic operations during 2001, 2000 and 1999.

Note 14. Quarterly Financial Data (Unaudited)

	2001				2000

Three months ended	Dec 31	Sep 29	Jun 30	Mar 31	Dec 31	Sep 30	Jul 1	Apr 1

(in thousands, except
per share amounts)
Sales and Earnings
Net Sales	$59,408	$66,573	$50,463	$48,461	$42,537	$40,881	$42,439	$39,854

Gross Profit	15,850	16,024	13,627	12,454	11,788	11,762	12,240	12,171

Income Before Taxes	6,569	6,111	5,266	4,879	5,242	5,290	5,259	4,726
Income Tax Expense	(2,045)	(2,322)	(2,001)	(1,854)	(1,992)	(2,010)	(1,999)	(1,796)

Net Income	$4,524	$3,789	$3,265	$3,025	$3,250	$3,280	$3,260	$2,930

Earnings Per Share:
Basic	$.47	$.39	$.34	$.31	$.34	$.34	$.34	$.30
Diluted	$.46	$.39	$.33	$.31	$.33	$.33	$.33	$.30

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and Shareholders
of Ducommun Incorporated:

Our audits of the consolidated financial statements referred to in our report dated February 14, 2002 on page 22 of this Form 10-K also included an audit of the financial statement schedule listed in the index appearing under Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers, LLP

Los Angeles, California
February 14, 2002

DUCOMMUN INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE VIII

Column A	Column B	Column C			Column D		Column E

		Additions
	Balance at
	Beginning	Charged to Costs	Charged to Other				Balance at End of
Description	of Period	and Expenses	Accounts		Deductions		Period

FOR THE YEAR ENDED DECEMBER 31, 2001

Allowance for Doubtful Accounts	$1,161,000	$253,000	$50,000	(c)	$221,000	(b)	$1,243,000

FOR THE YEAR ENDED DECEMBER 31, 2000

Allowance for Doubtful Accounts	$153,000	$1,061,000	$35,000	(a)	$67,000	(b)	$1,161,000
			$18,000	(c)	$39,000	(c)

FOR THE YEAR ENDED DECEMBER 31, 1999

Allowance for Doubtful Accounts	$125,000	$25,000	$39,000	(c)	$36,000	(b)	$153,000

(a)	Collections on previously written off accounts.

(b)	Write-offs on uncollectible accounts.

(c)	Changes in allowance for doubtful accounts related to acquisitions.

(b)		Reports on Form 8-K

None

(c)		Exhibits

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

3.3 Bylaws as amended and restated on May 3, 2000. Incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended December 31, 2000.

4.1 Credit Agreement dated as of September 29, 2000 among Ducommun Incorporated and the lenders referred to therein. Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000.

4.2 Amendment No. 1 to Credit Agreement dated as of May 2, 2001 among Ducommun Incorporated and the lenders referred to therein.

4.3 Rights Agreement dated as of February 17, 1999 by and between Ducommun Incorporated and Harris Trust Company of California as Rights Agent. Incorporated by reference to Exhibit 4.2 to Form 8-K dated February 17, 1999.

4.4 Conversion Agreement dated July 22, 1992 between Ducommun and the holders of the 9% Convertible Subordinated Notes due 1998. Incorporated by reference to Exhibit 1 to Form 8-K dated July 29, 1992.

	*	10.1 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1990.

	*	10.2 1994 Stock Incentive Plan, as amended May 7, 1998. Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1997.

	*	10.3 2001 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 26, 2001.

	*	10.4 Form of Nonqualified Stock Option Agreement, for grants to employees prior to January 1, 1999, under the 1994 Stock Incentive Plan and the 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1990.

*	10.5 Form of Nonqualified Stock Option Agreement, for grants to employees after January 1, 1999, under the 2001 Stock Incentive Plan, the 1994 Stock Incentive Plan and the 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999.

*	10.6 Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan, and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1996.

*	10.7 Form of Nonqualified Stock Option Agreement for nonemployee directors under the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

*	10.8 Form of Key Executive Severance Agreement entered with eight current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999. All of the Key Executive Severance Agreements are identical except for the name of the executive officer and the date of the Agreement:

Executive Officer	Date of Agreement

Joseph C. Berenato	November 4, 1991
Robert A. Borlet	July 27, 1988
Paul L. Graham	April 10, 2000
Robert B. Hahn	July 27, 1988
James S. Heiser	July 27, 1988
Kenneth R. Pearson	July 27, 1988
Michael W. Williams	October 25, 1999
Samuel D. Williams	June 21, 1989

*	10.9 Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement

Norman A. Barkeley	July 29, 1987
Joseph C. Berenato	November 4, 1991
H. Frederick Christie	October 23, 1985
Eugene P. Conese, Jr.	January 26, 2000
Ralph D. Crosby, Jr.	January 26, 2000
Robert C. Ducommun	December 31, 1985
James S. Heiser	May 6, 1987
Kevin S. Moore	October 15, 1994
Thomas P. Mullaney	April 8, 1987
Kenneth R. Pearson	July 27, 1988

Director/Officer	Date of Agreement

Michael W. Williams	October 25, 1999
Samuel D. Williams	November 11, 1988

*	10.10 Description of 2002 Executive Officer Bonus Arrangement.

*	10.11 Directors’ Deferred Compensation and Retirement Plan, as amended October 29, 1993. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1993.

*	10.12 Ducommun Incorporated Executive Retirement Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

*	10.13 Ducommun Incorporated Executive Compensation Deferral Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 3, 1993.

*	10.14 Ducommun Incorporated Executive Compensation Deferral Plan No. 2 dated October 15, 1994. Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 1994.

10.15 Unit and Stock Purchase Agreement by and among Composite Structures, LLC, its Members and Optionholders, CSD Holdings Corporation, the Shareholders of CSD Holdings Corporation, and Ducommun Incorporated, dated as of May 16, 2001. Incorporated by reference to Exhibit 99.1 to Form 8-K dated June 19, 2001.

11 Reconciliation of the Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

21 Subsidiaries of registrant

23 Consent of PricewaterhouseCoopers LLP

*	Indicates an executive compensation plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCOMMUN INCORPORATED

Date: February 20, 2002	By:	/s/ Joseph C. Berenato

Joseph C. Berenato Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2002	By:	/s/ Joseph C. Berenato

Joseph C. Berenato Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: February 20, 2002	By:	/s/ James S. Heiser

James S. Heiser Vice President, Chief Financial Officer, General Counsel, Secretary and Treasurer (Principal Financial Officer)

Date: February 20, 2002	By:	/s/ Samuel D. Williams

Samuel D. Williams Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)

DIRECTORS

By:	/s/ Norman A. Barkeley Norman A. Barkeley	Date: February 20, 2002

By:	/s/ Joseph C. Berenato Joseph C. Berenato	Date: February 20, 2002

By:	/s/ Eugene P. Conese, Jr. Eugene P. Conese, Jr.	Date: February 20, 2002

By:	Ralph D. Crosby, Jr.	Date: February 20, 2002

By:	H. Frederick Christie	Date: February 20, 2002

By:	/s/ Robert C. Ducommun Robert C. Ducommun	Date: February 20, 2002

By:	/s/ Kevin S. Moore Kevin S. Moore	Date: February 20, 2002

By:	/s/ Thomas P. Mullaney Thomas P. Mullaney	Date: February 20, 2002

INDEX TO EXHIBITS

Exhibit No.	Description

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

3.3 Bylaws as amended and restated on May 3, 2000. Incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended December 31, 2000.

4.1 Credit Agreement dated as of September 29, 2000 among Ducommun Incorporated and the lenders referred to therein. Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000.

4.2 Amendment No. 1 to Credit Agreement dated as of May 2, 2001 among Ducommun Incorporated and the lenders referred to therein.

4.3 Rights Agreement dated as of February 17, 1999 by and between Ducommun Incorporated and Harris Trust Company of California as Rights Agent. Incorporated by reference to Exhibit 4.2 to Form 8-K dated February 17, 1999.

4.4 Conversion Agreement dated July 22, 1992 between Ducommun and the holders of the 9% Convertible Subordinated Notes due 1998. Incorporated by reference to Exhibit 1 to Form 8-K dated July 29, 1992.

*	10.1 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1990.

*	10.2 1994 Stock Incentive Plan, as amended May 7, 1998. Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1997.

*	10.3 2001 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 26, 2001.

*	10.4 Form of Nonqualified Stock Option Agreement, for grants to employees prior to January 1, 1999, under the 1994 Stock Incentive Plan and the 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1990.

*	10.5 Form of Nonqualified Stock Option Agreement, for grants to employees after January 1, 1999, under the 2001 Stock Incentive Plan, the 1994 Stock Incentive Plan and the 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999.

*	10.6 Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan, and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1996.

*	10.7 Form of Nonqualified Stock Option Agreement for nonemployee directors under the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

*	10.8 Form of Key Executive Severance Agreement entered with eight current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999. All of the Key Executive Severance Agreements are identical except for the name of the executive officer and the date of the Agreement:

Executive Officer	Date of Agreement

Joseph C. Berenato	November 4, 1991
Robert A. Borlet	July 27, 1988
Paul L. Graham	April 10, 2000
Robert B. Hahn	July 27, 1988
James S. Heiser	July 27, 1988
Kenneth R. Pearson	July 27, 1988
Michael W. Williams	October 25, 1999
Samuel D. Williams	June 21, 1989

*	10.9 Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement

Norman A. Barkeley	July 29, 1987
Joseph C. Berenato	November 4, 1991
H. Frederick Christie	October 23, 1985
Eugene P. Conese, Jr.	January 26, 2000
Ralph D. Crosby, Jr.	January 26, 2000
Robert C. Ducommun	December 31, 1985
James S. Heiser	May 6, 1987
Kevin S. Moore	October 15, 1994
Thomas P. Mullaney	April 8, 1987
Kenneth R. Pearson	July 27, 1988

Director/Officer	Date of Agreement

Michael W. Williams	October 25, 1999
Samuel D. Williams	November 11, 1988

*	10.10 Description of 2002 Executive Officer Bonus Arrangement.

*	10.11 Directors’ Deferred Compensation and Retirement Plan, as amended October 29, 1993. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1993.

*	10.12 Ducommun Incorporated Executive Retirement Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

*	10.13 Ducommun Incorporated Executive Compensation Deferral Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 3, 1993.

*	10.14 Ducommun Incorporated Executive Compensation Deferral Plan No. 2 dated October 15, 1994. Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 1994.

10.15 Unit and Stock Purchase Agreement by and among Composite Structures, LLC, its Members and Optionholders, CSD Holdings Corporation, the Shareholders of CSD Holdings Corporation, and Ducommun Incorporated, dated as of May 16, 2001. Incorporated by reference to Exhibit 99.1 to Form 8-K dated June 19, 2001.

11 Reconciliation of the Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

21 Subsidiaries of registrant

23 Consent of PricewaterhouseCoopers LLP

*	Indicates an executive compensation plan or arrangement.