Form 10-Q
period 2002-03-30
DUCOMMUN INC /DE/
filed 2002-04-26
CIK 30305

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 1-8174

DUCOMMUN INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	95-0693330
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

111 West Ocean Boulevard, Suite 900, Long Beach, California 90802
(Address of principal executive offices)                                                         (Zip Code)

(562) 624-0800
(Registrant’s telephone number, including area code)

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

Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 30, 2002, there were outstanding 9,767,583 shares of common stock.

DUCOMMUN INCORPORATED
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 30, 2002	December 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$477	$2,422
Accounts receivable (less allowance for doubtful accounts of $1,293 and $1,243)	31,037	29,921
Inventories	47,552	45,069
Deferred income taxes	5,817	5,664
Prepaid income taxes	134	134
Other current assets	3,561	3,864

Total Current Assets	88,578	87,074
Property and Equipment, Net	65,752	66,947
Deferred Income Taxes	1,468	160
Excess of Cost Over Net Assets Acquired (Net of Accumulated Amortization of $14,204 and $14,204)	55,533	59,165
Other Assets	2,633	2,729

	$213,964	$216,075

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,171	$3,160
Accounts payable	17,452	17,599
Accrued liabilities	23,832	24,778

Total Current Liabilities	44,455	45,537
Long-Term Debt, Less Current Portion	46,687	49,138
Deferred Income Taxes	2,688	2,688
Other Long-Term Liabilities	3,744	4,110

Total Liabilities	97,574	101,473

Commitments and Contingencies
Shareholders’ Equity:
Common stock—$.01 par value; authorized 35,000,000 shares; issued 9,767,583 shares in 2002 and 9,695,458 shares in 2001	97	97
Additional paid-in capital	36,471	35,913
Retained earnings	79,822	78,592

Total Shareholders’ Equity	116,390	114,602

	$213,964	$216,075

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For Three Months Ended
	March 30, 2002	March 31, 2001
Net Sales	$56,237	$48,461
Operating Costs and Expenses:
Cost of goods sold	43,154	36,007
Selling, general and administrative expenses	7,013	6,476
Goodwill amortization expense	—	719

Total Operating Costs and Expenses	50,167	43,202

Operating Income	6,070	5,259
Interest Expense	(515)	(380)

Income Before Taxes	5,555	4,879
Income Tax Expense	(2,000)	(1,854)

Income Before the Effect of Accounting Change	3,555	3,025
Cumulative Effect of Accounting Change, Net of Tax	(2,325)	—

Net Income	$1,230	$3,025

Basic Earnings Per Share:
Income before the effect of accounting change	$0.37	$0.31
Cumulative effect of accounting change	(0.24)	—

Basic earnings per share	$0.13	$0.31

Diluted Earnings Per Share:
Income before the effect of accounting change	$0.37	$0.31
Cumulative effect of accounting change	(0.24)	—

Diluted earnings per share	$0.13	$0.31

Weighted Average Number of Common Shares
Outstanding:
Basic earnings per share	9,703	9,614
Diluted earnings per share	9,750	9,718

See accompanying notes to consolidated financial statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For Three Months Ended
	March 30, 2002	March 31, 2001
Cash Flows from Operating Activities:
Net Income	$1,230	$3,025
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and amortization	2,047	2,294
Deferred income tax provision	(1,461)	254
Income tax benefit related to the exercise of nonqualified stock options	402	70
Allowance for doubtful accounts	50	—
Cumulative effect of accounting change, net of tax	2,325	—

Changes in Assets and Liabilities:
Accounts receivable	(1,166)	(5,227)
Inventories	(2,483)	129
Other assets	399	(204)
Accounts payable	(147)	797
Accrued and other liabilities	(5)	649

Net Cash Provided by Operating Activities	1,191	1,787

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(852)	(2,182)

Net Cash Used in Investing Activities	(852)	(2,182)

Cash Flows from Financing Activities:
Net (Repayment) Borrowings of Long-Term Debt	(2,440)	470
Net Proceeds (Payments) Related to Stock Options Exercised	156	(35)

Net Cash (Used in) Provided by Financing Activities	(2,284)	435

Net (Decrease) Increase in Cash and Cash Equivalents	(1,945)	40
Cash and Cash Equivalents—Beginning of Period	2,422	100

Cash and Cash Equivalents—End of Period	$477	$140

Supplemental Disclosures of Cash Flow Information:
Interest Expense Paid	$425	$370
Income Taxes Paid	$1,648	$1,119

See accompanying notes to consolidated financial statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months ended March 30, 2002 and March 31, 2001. The financial information included in the quarterly report should be read in conjunction with the Ducommun Incorporated (“Ducommun” or the “Company”) consolidated financial statements and the related notes thereto included in its annual report on Form 10-K for the year ended December 31, 2001.

Note 2.    Certain amounts and disclosures included in the consolidated financial statements required management to make estimates which could differ from actual results.

Note 3.    Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period. For the three months ended March 30, 2002 and March 31, 2001, income available to common shareholders was $1,230,000 and $3,025,000, respectively. The weighted average number of common shares outstanding for the three months ended March 30, 2002 and March 31, 2001 were 9,703,000 and 9,614,000, and the dilutive shares associated with stock options were 47,000 and 104,000, respectively.

Note 4.    Excess of Cost over Net Assets Acquired – Adoption of SFAS No. 142

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Pursuant to the impairment recognition provisions of SFAS 142, the Company recently completed the evaluation of the impact of adopting SFAS 142. Accordingly, under the transitional provisions of SFAS 142, a pre-tax goodwill impairment loss of $3,632,000 ($2,325,000 after-tax) was recognized related to the Company’s Brice Manufacturing reporting unit during the first quarter of 2002. The fair value of the Brice Manufacturing reporting unit was estimated by an independent valuation expert using the expected present value of future cash flows in accordance with SFAS 142.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sets forth a reconciliation of net income and earnings per share information for the first quarters of 2002 and 2001 as adjusted for the non-amortization provisions of SFAS 142:

	March 30, 2002	March 31, 2001
	(In thousands, except per share amounts)
Reported net income	$1,230	$3,025
Add back: Goodwill amortization	—	446

Adjusted net income	$1,230	$3,471

Basic earnings per share:
Reported net income	$.13	$.31
Goodwill amortization	—	.05

Adjusted net income	$.13	$.36

Diluted earnings per share:
Reported net income	$.13	$.31
Goodwill amortization	—	.05

Adjusted net income	$.13	$.36

Changes in the carrying amount of goodwill for the first quarters of 2002 and 2001 are as follows:

	2002	2001
	(In thousands)
Balance at beginning of quarter	$59,165	$39,056
Goodwill amortization expense	—	(719)
Transitional impairment charge	(3,632)	—

Balance at end of quarter	$55,533	$38,337

Note 5.    Long-term debt is summarized as follows:

	March 30, 2002	December 31, 2001
	(In thousands)
Bank credit agreement	$40,700	$43,000
Term and real estate loans	3,004	3,144
Notes and other liabilities for acquisitions	6,154	6,154

Total debt	49,858	52,298
Less current portion	3,171	3,160

Total long-term debt	$46,687	$49,138

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s credit agreement provides for a $100,000,000 unsecured revolving credit line declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.75% at March 30, 2002). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (3.30% at March 30, 2002). At March 30, 2002, the Company had $58,389,000 of unused lines of credit, after deducting $40,700,000 of loans outstanding and $911,000 for outstanding standby letters of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.25% per annum at March 30, 2002), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

Note 6.    Shareholders’ Equity

At March 30, 2002 and March 31, 2001, no preferred shares were issued or outstanding. The Company did not repurchase any of its common stock during 2002 or 2001.

Note 7.    Commitments and Contingencies

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies may affect the Company’s more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

Revenue from product sales is recognized upon transfer of title and risk of loss, which is upon shipment of the product provided no significant obligations remain and collection is probable. The Company records provisions for estimated losses on contracts in the period in which such losses are identified.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses from the inability of customers to make required payments. The allowance for doubtful accounts is evaluated periodically based on the aging of accounts receivable, the financial condition of customers and their payment history, historical write-off experience and other assumptions.

Inventory

Inventory is stated at the lower of cost or market, cost being determined on first-in, first-out basis. The Company assesses the inventory carrying value and reduces it if necessary to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimate given the information currently available. The Company’s customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. The Company maintains an allowance for inventories for potentially excess and obsolete inventories and gross inventory levels that are carried at costs that are higher than their market values. If market conditions are less favorable than those projected by management, such as an unanticipated decline in demand not meeting expectations, inventory write-downs may be required.

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and was required to analyze its goodwill for impairment during the first quarter 2002, and then on a periodic basis thereafter. During the first quarter of 2002, the Company recorded goodwill impairment loss of $3,632,000 ($2,325,000 after-tax) related to its Brice Manufacturing reporting unit.

Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Litigation and Commitments

In the normal course of business, the Company and its subsidiaries are defendants in certain litigation, claims and inquiries, including matters relating to environmental laws. In addition, the Company makes various commitments and incurs contingent liabilities. The Company records a loss when it determines the negative outcome of such matters to be probable and reasonably estimable. Management’s estimates regarding continent liabilities could differ from actual results.

FINANCIAL STATEMENT PRESENTATION

The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented.

RESULTS OF OPERATIONS

First Quarter of 2002 Compared to First Quarter of 2001

Net sales increased 16% to $56,237,000 in the first quarter of 2002 as a result of the acquisitions of Composite Structures and Fort Defiance. Excluding the acquisitions, sales decreased 14%. The sales decrease, excluding acquisitions, resulted primarily from lower sales for Boeing commercial aircraft, various regional jet and space programs and lower sales at Brice Manufacturing, partially offset by higher sales for military programs.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the first quarter of 2002 and 2001, sales to Boeing were approximately $27,133,000 and $17,814,000, respectively; sales to Raytheon were approximately $6,937,000 and $4,243,000, respectively; and sales to Lockheed Martin were approximately $2,684,000 and $3,843,000, respectively. The sales relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. Sales related to commercial business were approximately 43% of total sales in the first quarter 2002, compared to 53% in the first quarter of 2001.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many land and sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately 52% of total sales in the first quarter 2002, compared to 37% in the first quarter of 2001. This substantial shift in business mix is due to sales at the Company’s Composite Structures unit and increased military procurement spending, as well as a difficult commercial aerospace environment. The shift in the Company’s business mix from commercial to military is expected to continue, particularly in the area of military spare parts.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately 5% of total sales in the first quarter 2002, compared to 10% in the first quarter 2001. In the first quarter of 2002 sales related to space programs were lower due to timing differences in production scheduling for the space shuttle program and lower sales for other space launch vehicles.

At March 30, 2002, backlog believed to be firm was approximately $272,200,000 compared to $308,400,000 at December 31, 2001 and $243,000,000 at March 31, 2001. Approximately $121,000,000 of backlog is expected to be delivered during the remainder of 2002.

Gross profit, as a percentage of sales, was 23.3% for the first quarter of 2002 compared to 25.7% in 2001. The decrease in gross profit margin was primarily the result of changes in sales mix, pricing pressures from customers and higher overhead expenses as a percentage of sales due to lower sales excluding acquisitions. Gross profit was also impacted by the ongoing integration of Ducommun Aerostructures into a single operating unit and front-end investment and expense necessary to improve operating efficiencies.

Selling, general and administrative expenses, as a percentage of sales, were 12.5% for the first quarter of 2002 compared to 13.4% in 2001. The decrease in these expenses as a percentage of sales was primarily the result of higher sales volume partially offset by an increase in related period costs.

Goodwill amortization expense decreased to $0 in the first quarter of 2002 compared to $719,000 in 2001. Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a result of the adoption of SFAS 141 and SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but rather tested at least annually for impairment.

Interest expense increased to $515,000 in the first quarter of 2002 compared to $380,000 for 2001. The increase in interest expense was primarily due to higher debt levels, partially offset by lower interest rates in 2002 compared to 2001.

Income tax expense increased to $2,000,000 in the first quarter of 2002 compared to $1,854,000 for 2001. The increase in income tax expense was primarily due to the increase in income before taxes, partially offset by a lower tax rate of 36% in 2002 compared to 38% in 2001. Cash paid for income taxes was $1,648,000 in the first quarter of 2002, compared to $1,119,000 in 2001.

In the first quarter of 2002, the Company recorded a non-cash, pre-tax charge of $3,632,000 for goodwill impairment at its Brice Manufacturing reporting unit in accordance with SFAS 142. This charge is reflected as a cumulative effect of accounting change, net of taxes, of $2,325,000, or $0.24 per diluted share.

Net income for the first quarter of 2002 was $1,230,000, or $0.13 diluted earnings per share, compared to $3,025,000, or $0.31 diluted earnings per share, in 2001.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash flows from operating activities for the three months ended March 30, 2002 was $1,191,000, compared to $1,787,000 for the three months ended March 31, 2001. The decrease in cash flow from operating activities resulted principally from increases in inventories and deferred income tax assets, partially offset by a smaller increase in accounts receivable than in the same period last year. During the first three months of 2002, the Company repaid $2,440,000 of principal on outstanding borrowings. The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during 2002. The Company’s bank credit agreement provides for a $100,000,000 unsecured revolving credit line declining to $60,000,000 at maturity on September 30, 2005. At March 30, 2002, the Company had $58,389,000 of unused lines of credit, after deducting $40,700,000 of loans outstanding and $911,000 for outstanding standby letters of credit. See Note 5 to the Notes to Consolidated Financial Statements for additional information.

The Company spent $852,000 on capital expenditures during the first three months of 2002 and expects to spend less than $6,000,000 in the aggregate for capital expenditures in 2002. The Company believes that the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. Accordingly, the Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft and space programs.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Any forward-looking statements made in this Form 10-Q involve risks and uncertainties. The Company’s future financial results could differ materially from those anticipated due to the Company’s dependence on conditions in the airline industry, the level of new commercial aircraft orders, the production rate for Boeing commercial aircraft, the C-17 and Apache helicopter rotor blade programs, the level of defense spending, competitive pricing pressures, technology and product development risks and uncertainties, product performance, risks associated with acquisitions and dispositions of businesses by the Company, increasing consolidation of customers and suppliers in the aerospace industry, availability of raw materials and components from suppliers, cost of electricity in California, and other factors beyond the Company’s control.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

PART II—OTHER INFORMATION

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

Date: April 26, 2002