Form 10-Q
period 2002-06-29
DUCOMMUN INC /DE/
filed 2002-07-23
CIK 30305

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

Yes    ☒    No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 29, 2002, there were outstanding 9,836,606 shares of common stock.

DUCOMMUN INCORPORATED
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 29, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$465	$2,422
Accounts receivable (less allowance for doubtful accounts of $469 and $1,243)	29,005	29,921
Inventories	45,147	45,069
Deferred income taxes	6,386	5,664
Prepaid income taxes	391	134
Other current assets	3,817	3,864

Total Current Assets	85,211	87,074
Property and Equipment, Net	64,353	66,947
Deferred Income Taxes	1,468	160
Excess of Cost Over Net Assets Acquired (Net of Accumulated Amortization of $14,204 and $14,204)	55,532	59,165
Other Assets	2,536	2,729

	$209,100	$216,075

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,967	$3,160
Accounts payable	16,408	17,599
Accrued liabilities	23,986	24,778

Total Current Liabilities	42,361	45,537
Long-Term Debt, Less Current Portion	40,464	49,138
Deferred Income Taxes	2,688	2,688
Other Long-Term Liabilities	3,514	4,110

Total Liabilities	89,027	101,473

Commitments and Contingencies
Shareholders’ Equity:
Common stock – $.01 par value; authorized 35,000,000 shares; issued 9,836,606 shares in 2002 and 9,695,458 shares in 2001	98	97
Additional paid-in capital	37,506	35,913
Retained earnings	82,469	78,592

Total Shareholders’ Equity	120,073	114,602

	$209,100	$216,075

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For Three Months Ended
	June 29, 2002	June 30, 2001
Net Sales	$58,080	$50,463

Operating Costs and Expenses:
Cost of goods sold	44,879	36,836
Selling, general and administrative expenses	8,598	6,966
Goodwill amortization expense	—	869

Total Operating Costs and Expenses	53,477	44,671

Operating Income	4,603	5,792
Interest Expense	(467)	(526)

Income Before Taxes	4,136	5,266
Income Tax Expense	(1,489)	(2,001)

Net Income	2,647	3,265

Basic Earnings Per Share	$0.27	$0.34

Diluted Earnings Per Share	$0.26	$0.33

Weighted Average Number of Common Shares
Outstanding:
Basic earnings per share	9,802	9,667
Diluted earnings per share	10,040	9,763

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For Six Months Ended
	June 29, 2002	June 30, 2001
Net Sales	$114,317	$98,924

Operating Costs and Expenses:
Cost of goods sold	88,033	72,843
Selling, general and administrative expenses	15,611	13,442
Goodwill amortization expense	—	1,588

Total Operating Costs and Expenses	103,644	87,873

Operating Income	10,673	11,051
Interest Expense	(982)	(906)

Income Before Taxes	9,691	10,145
Income Tax Expense	(3,489)	(3,855)

Income Before the Effect of Accounting Change	6,202	6,290
Cumulative Effect of Accounting Change, Net of Tax	(2,325)	—

Net Income	$3,877	$6,290

Basic Earnings Per Share:
Income before the effect of accounting change	$0.64	$0.65
Cumulative effect of accounting change	(0.24)	—

Basic earnings per share	$0.40	$0.65

Diluted Earnings Per Share:
Income before the effect of accounting change	$0.63	$0.65
Cumulative effect of accounting change	(0.24)	—

Diluted earnings per share	$0.39	$0.65

Weighted Average Number of Common Shares Outstanding:
Basic earnings per share	9,753	9,641
Diluted earnings per share	9,913	9,730

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For Six Months Ended
	June 29, 2002	June 30, 2001
Cash Flows from Operating Activities:
Net Income	$3,877	$6,290
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and amortization	4,087	4,792
Deferred income tax provision	(2,030)	(42)
Income tax benefit related to the exercise of nonqualified stock options	648	140
Cumulative effect of accounting change, net of tax	2,325	—
Changes in Assets and Liabilities:
Accounts receivable	916	(5,766)
Inventories	(78)	(734)
Other assets	(17)	(1,601)
Accounts payable	(1,191)	77
Accrued and other liabilities	(80)	(1,428)

Net Cash Provided by Operating Activities	8,457	1,728

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(1,493)	(3,688)
Acquisition of business	—	(48,230)

Net Cash Used in Investing Activities	(1,493)	(51,918)

Cash Flows from Financing Activities:
Net (Repayment) Borrowings of Long-Term Debt	(9,867)	49,962
Net Proceeds Related to Stock Options Exercised	946	275

Net Cash (Used in) Provided by Financing Activities	(8,921)	50,237

Net (Decrease) Increase in Cash and Cash Equivalents	(1,957)	47
Cash and Cash Equivalents – Beginning of Period	2,422	100

Cash and Cash Equivalents – End of Period	$465	$147

Supplemental Disclosures of Cash Flow Information:
Interest Expense Paid	$1,163	$952
Income Taxes Paid	$5,739	$4,609
See Note 7 for non-cash investing activities related
to the acquisition of businesses

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.
The consolidated balance sheets as of June 29, 2002 and December 31, 2001, the consolidated statements of income for the three months ended and consolidated statements of income and cash flows for the six months ended June 29, 2002 and June 30, 2001 are unaudited. The financial information included in the quarterly report should be read in conjunction with the Ducommun Incorporated (“Ducommun” or the “Company”) consolidated financial statements and the related notes thereto included in its annual report on Form 10-K for the year ended December 31, 2001.

Note 2.	Certain amounts and disclosures included in the consolidated financial statements required management to make estimates which could differ from actual results.

Note 3.	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period. For the three months ended June 29, 2002 and June 30, 2001, income available to common shareholders was $2,647,000 and $3,265,000, respectively. The weighted average number of common shares outstanding for the three months ended June 29, 2002 and June 30, 2001 were 9,802,000 and 9,667,000, and the diluted shares associated with stock options were 238,000 and 96,000, respectively. For the six months ended June 29, 2002 and June 30, 2001, income available to common shareholders was $3,877,000 and $6,290,000, respectively. The weighted average number of common shares outstanding for the six months ended June 29, 2002 and June 30, 2001 were 9,753,000 and 9,641,000, and the dilutive shares associated with stock options were 160,000 and 89,000, respectively.

Note 4.	Excess of Cost over Net Assets Acquired–Adoption of SFAS No. 142

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Pursuant to the impairment recognition provisions of SFAS 142, a pre-tax goodwill impairment loss of $3,633,000 ($2,325,000 after-tax) was recognized related to the Company’s Brice Manufacturing reporting unit during the first quarter of 2002. The fair value of the Brice

Manufacturing reporting unit was estimated by an independent valuation expert using the expected present value of future cash flows in accordance with SFAS 142.

The following sets forth a reconciliation of net income and earnings per share information for the three months and six months ended June 29, 2002 and June 30, 2001 as adjusted for the non-amortization provisions of SFAS 142:

	(In thousands, except per share amounts)

	For Three Months Ended		For Six Months ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Reported net income	$2,647	$3,265	$3,877	$6,290
Add back: Goodwill amortization	—	539	—	985

Adjusted net income	$2,647	$3,804	$3,877	$7,275

Basic earnings per share:
Reported net income	$0.27	$0.34	$0.40	$0.65
Goodwill amortization	—	0.05	—	0.10

Adjusted net income	$0.27	$0.39	$0.40	$0.75

Diluted earnings per share:
Reported net income	$0.26	$0.33	$0.39	$0.65
Goodwill amortization	—	0.06	—	0.10

Adjusted net income	$0.26	$0.39	$0.39	$0.75

Changes in the carrying amount of goodwill for the six month periods ended June 29, 2002 and June 30, 2001 are as follows:

	(In thousands)

	2002	2001
Balance at beginning of period	$59,165	$39,056
Goodwill additions	—	36,186
Goodwill amortization expense	—	(1,588)
Transitional impairment charge	(3,633)	—

Balance at end of period	$55,532	$73,654

Note 5.	Long-term debt is summarized as follows:

	(In thousands)

	June 29, 2002	December 31, 2001
Bank credit agreement	$36,000	$43,000
Term and real estate loans	2,862	3,144
Notes and other liabilities for acquisitions	3,569	6,154

Total debt	42,431	52,298
Less current portion	1,967	3,160

Total long-term debt	$40,464	$49,138

The Company’s credit agreement provides for a $100,000,000 unsecured revolving credit line declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.75% at June 29, 2002). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (3.12% at June 29, 2002). At June 29, 2002, the Company had $63,089,000 of unused lines of credit, after deducting $36,000,000 of loans outstanding and $911,000 for outstanding standby letters of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.25% per annum at June 29, 2002), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

Note 6.	Shareholders’ Equity

At June 29, 2002 and June 30, 2001, no preferred shares were issued or outstanding. The Company did not repurchase any of its common stock during 2002 or 2001.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ducommun designs, engineers and manufactures aerostructures components and electromechanical components and assemblies primarily for the aerospace industry. In addition, the Company manufactures commercial aircraft seats and is an after-market supplier of aircraft seating products to commercial airlines. The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. Domestic commercial aircraft programs include the Boeing 717, 737NG, 747, 757, 767 and 777. Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17 and F-18, and Lockheed Martin F-16, various Sikorsky, Bell, Boeing and Augusta helicopter programs, and various aircraft and shipboard upgrade programs. Space programs include the space shuttle external fuel tank, and various commercial and military space launch and satellite programs.

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

Inventory

Inventory is stated at the lower of cost or market, cost being determined on first-in, first-out basis. The Company assesses the inventory carrying value and reduces it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimate given the information currently available. The Company’s customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. The Company maintains an allowance for inventories for potentially excess and obsolete inventories and gross inventory levels that are carried at costs that are higher than their market values. If market conditions are less favorable than those projected by management, such as an unanticipated decline in demand not meeting expectations, inventory write-downs may be required.

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and was required to analyze its goodwill for impairment during the first quarter 2002, and on a periodic basis thereafter. During the first quarter of 2002, the Company recorded Goodwill impairment loss of $3,632,000 ($2,325,000 after-tax) related to its Brice Manufacturing reporting unit.

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

Litigation and Commitments

In the normal course of business, the Company and its subsidiaries are defendants in certain litigation, claims and inquiries, including matters relating to environmental laws. In addition, the Company makes various commitments and incurs contingent liabilities. The Company records a loss when it determines the negative outcome of such matters to be probable and reasonably estimable. Management’s estimates regarding contingent liabilities could differ from actual results.

FINANCIAL STATEMENT PRESENTATION

The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented.

RESULTS OF OPERATIONS

Second Quarter of 2002 Compared to Second Quarter of 2001

Net sales increased 15% to $58,080,000 in the second quarter of 2002 as a result of the acquisitions of Composite Structures and Fort Defiance. Excluding the acquisitions, sales decreased 6%. The sales decrease, excluding acquisitions, resulted primarily from lower sales for Boeing commercial aircraft, various regional jet and space programs, and lower sales at Brice Manufacturing, partially offset by higher sales for military programs.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the second quarter of 2002 and 2001, sales to Boeing were approximately $27,701,000 and $22,445,000, respectively; sales to Raytheon were approximately $7,632,000 and $2,292,000, respectively; and sales to Lockheed Martin were approximately $2,802,000 and $1,749,000, respectively. The sales relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. Sales related to commercial business were approximately 39% of total sales in the second quarter 2002, compared to 54% in the second quarter of 2001.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many land and sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately 57% of total sales in the second quarter 2002, compared to 40% in the second quarter of 2001. This substantial shift in business mix is due to sales at the Company’s Composite Structures unit and increased military procurement spending, as well as a difficult commercial aerospace environment. The shift in the Company’s business mix from commercial to military is expected to continue, particularly in the area of military spare parts.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately 4% of total sales in the second quarter 2002, compared to 6% in the second quarter 2001.

Gross profit, as a percentage of sales, was 22.7% for the second quarter of 2002 compared to 27.0% in 2001. The decrease in gross profit margin was primarily the result of changes in sales mix, pricing pressures from customers, higher costs related to certain new production contracts which commenced in the second quarter, and higher overhead expenses as a percentage of sales due to lower sales excluding acquisitions. In addition, gross profit margin was negatively impacted by costs related to the ongoing integration of Ducommun Aerostructures into a single operating unit, and front-end investment and expense necessary to improve operating efficiencies.

Selling, general and administrative expenses, as a percentage of sales, were 14.8% for the second quarter of 2002 compared to 13.8% in 2001. The increase in these expenses as a percentage of sales was primarily the result of approximately $1,020,000 of consulting and other costs related to assistance received in the second quarter of 2002 from a management consulting firm to review the Company’s strategic opportunities for growth and enhancing shareholder value, and approximately $733,000 of severance and facility consolidation expenses related to the closure of the Company’s Chatsworth, California facility.

Goodwill amortization expense decreased to $0 in the second quarter of 2002 compared to $869,000 in 2001. Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a result of the adoption of SFAS 141 and SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but rather tested at least annually for impairment.

Interest expense decreased to $467,000 in the second quarter of 2002 compared to $526,000 for 2001. The decrease in interest expense was primarily due to lower debt levels and lower interest rates in 2002 compared to 2001.

Income tax expense decreased to $1,489,000 in the second quarter of 2002 compared to $2,001,000 for 2001. The decrease in income tax expense was primarily due to the lower income before taxes and a lower tax rate of 36% in 2002 compared to 38% in 2001. Cash paid for income taxes was $4,091,000 in the second quarter of 2002, compared to $3,490,000 in 2001.

Net income for the second quarter of 2002 was $2,647,000, or $0.26 diluted earnings per share, compared to $3,265,000, or $0.33 diluted earnings per share, in 2001. Net income for the second quarter of 2002 included after-tax charges totaling approximately $1,442,000, or $0.14 per diluted share, for the consulting fees, severance and facility consolidation discussed above. Net income for the second quarter of 2001 included an after-tax charge of $288,000, or $0.03 per diluted share, for a lawsuit filed by Com Dev Consulting Ltd. and $539,000, or $0.06 per diluted share, for goodwill amortization expense.

Six Months of 2002 Compared to Six Months of 2001

Net sales increased 16% to $114,317,000 in the first six months of 2002 as a result of the acquisitions of Composite Structures and Fort Defiance. Excluding the acquisitions, sales decreased 11%. The sales decrease, excluding acquisitions, resulted primarily from lower sales for Boeing commercial aircraft, various regional jet and space programs, and lower sales at Brice Manufacturing, partially offset by higher sales for military programs.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the first six months of 2002 and 2001, sales to Boeing were approximately $54,834,000 and $40,259,000, respectively; sales to Raytheon were approximately $14,569,000 and $6,535,000, respectively; and sales to Lockheed Martin were approximately $5,469,000 and $5,592,000, respectively. The sales relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. Sales related to commercial business were approximately 41% of total sales in the first six months of 2002, compared to 54% in the first six months of 2001.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many land and sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately 55% of total sales in the first six months of 2002, compared to 38% in the first six months of 2001. This substantial shift in business mix is due to sales at the Company’s Composite Structures unit and increased military procurement spending, as well as a difficult commercial aerospace environment. The shift in the Company’s business mix from commercial to military is expected to continue, particularly in the area of military spare parts.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately 4% of total sales in the second quarter 2002, compared to 8% in the first six months of 2001. In the first six months of 2002 sales related to space programs were lower due to timing differences in production scheduling for the space shuttle program and lower sales for other space launch vehicles.

At June 29, 2002, backlog believed to be firm was approximately $282,080,000 compared to $308,400,000 at December 31, 2001 and $322,400,000 at June 30, 2001. Approximately $85,000,000 of backlog is expected to be delivered during the remainder of 2002.

Gross profit, as a percentage of sales, was 23.0% for the first six months of 2002 compared to 26.4% in 2001. The decrease in gross profit margin was primarily the result of changes in sales mix, pricing pressures from customers, higher costs relating to certain new production contracts which commenced in the second quarter of 2002, and higher overhead expenses as a percentage of sales due to lower sales excluding acquisitions. In addition, gross profit was negatively impacted by costs related to the ongoing integration of Ducommun Aerostructures into a single operating unit, and front-end investment and expense necessary to improve operating efficiencies.

Selling, general and administrative expenses, as a percentage of sales, were 13.7% for the first six months of 2002 compared to 13.6% in 2001. The increase in these expenses as a percentage of sales was primarily the result of approximately $1,020,000 of consulting and other related costs related to assistance received in the second quarter of 2002 from a management consulting firm to review the Company’s strategic opportunities for growth and enhancing shareholder value, and approximately $733,000 of severance and facility consolidation expenses related to the closure of the Company’s Chatsworth, California facility.

Goodwill amortization expense decreased to $0 in the first six months of 2002 compared to $1,588,000 in 2001. Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a result of the adoption of SFAS 141 and SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but rather tested at least annually for impairment.

Interest expense increased to $982,000 in the first six months of 2002 compared to $906,000 for 2001. The increase in interest expense was primarily due to higher debt levels, partially offset by lower interest rates in 2002 compared to 2001.

Income tax expense decreased to $3,489,000 in the first six months of 2002 compared to $3,855,000 for 2001. The decrease in income tax expense was primarily due to the lower income before taxes and a lower tax rate of 36% in 2002 compared to 38% in 2001. Cash paid for income taxes was $5,739,000 in the first six months of 2002, compared to $4,609,000 in 2001.

In the first quarter of 2002, the Company recorded a non-cash, pre-tax charge of $3,632,000 for goodwill impairment at its Brice Manufacturing reporting unit in accordance with SFAS 142. This charge is reflected as a cumulative effect of accounting change, net of taxes, of $2,325,000, or $0.24 per diluted share.

Net income for the first six months of 2002 was $3,877,000, or $0.39 diluted earnings per share, compared to $6,290,000, or $0.65 diluted earnings per share, in 2001. Net income for the first six months of 2002 included after-tax charges totaling approximately $1,442,000, or $0.15 per diluted share, for consulting fees, severance and facility consolidation discussed above. Net income for the first six months of 2001 included an after-tax charge of $501,000, or $0.05 per diluted share, for a lawsuit filed by Com Dev Consulting Ltd. and $985,000, or $0.10 per diluted share, for goodwill amortization expense.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash flows from operating activities for the six months ended June 29, 2002 was $8,457,000, compared to $1,728,000 for the six months ended June 30, 2001. The increase in cash flow from operating activities resulted principally from a decrease in accounts receivable in 2002 compared to an increase in accounts receivable in 2001, partially offset by a decrease in trade payables and a smaller decrease in accrued and other liabilities in 2002 than in 2001. During the first six months of 2002, the Company repaid $9,867,000 of principal on outstanding borrowings. The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations for the next twelve months. The Company’s bank credit agreement provides for a $100,000,000 unsecured revolving credit line declining to $60,000,000 at maturity on September 30, 2005. At June 29, 2002, the Company had $63,089,000 of unused lines of credit, after deducting $36,000,000 of loans outstanding and $911,000 for outstanding standby letters of credit. See Note 5 to the Notes to Consolidated Financial Statements for additional information.

The Company spent $1,493,000 on capital expenditures during the first six months of 2002 and expects to spend less than $6,000,000 in the aggregate for capital expenditures in 2002. During the second quarter of 2002 the Company retained a management consulting firm to assist in a review of strategic opportunities for growth and enhancing shareholder value. As a result of this review the Company’s management and the Board of Directors have reaffirmed that substantial opportunities exist for the Company to enhance shareholder value by playing an expanded role in the aerospace industry supply chain through the offering of higher value added products and services, particularly in view of the anticipated increase in defense procurement spending and the consolidation of defense subcontractors. The Company believes that acquisitions in areas which focus on highly engineered products in aerospace and related non-aerospace markets are important components of the Company’s future growth. Accordingly, the Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to improve and restructure its existing operations.

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

Item 3     Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

PART II – OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The 2002 annual meeting of shareholders of the Company was held on May 1, 2002. At the meeting, Robert C. Ducommun and Thomas P. Mullaney were elected as directors of the Company to serve for three-year terms expiring at the annual meeting of shareholders in 2005. In the election of directors, the shareholder vote was as follows: Robert C. Ducommun, For-8,084,898, Abstain-22,931, Thomas P. Mullaney, For-8,083,656, Abstain-24,173. The other directors whose terms of office continued after the annual meeting are: Norman A. Barkeley, Joseph C. Berenato, Eugene P. Conese, Jr., H. Frederick Christie, Ralph D. Crosby, Jr., and Kevin S. Moore.

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
Samuel D. Williams Vice President and Controller (Chief Accounting Officer of the Registrant)
Date:    July 23, 2002