Form 10-Q
period 2002-09-28
DUCOMMUN INC /DE/
filed 2002-11-12
CIK 30305

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period form __________ to __________

Commission File Number 1-8174

DUCOMMUN INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	95-0693330

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

111 W. Ocean Boulevard, Suite 900, Long Beach, California 90802

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 28, 2002, there were outstanding 9,863,885 shares of common stock.

DUCOMMUN INCORPORATED
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 28, 2002	December 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$135	$2,414
Accounts receivable (less allowance for doubtful accounts of $406 and $366)	24,213	27,975
Inventories	43,084	43,436
Deferred income taxes	6,281	5,664
Prepaid income taxes	79	134
Other current assets	4,301	3,753
Assets of discontinued operation held for sale	2,971	7,980

Total Current Assets	81,064	91,356
Property, Plant and Equipment, Net	63,020	66,298
Deferred Income Taxes	1,468	160
Goodwill (Net of Accumulated Amoritzation of $10,996 and $10,996)	55,532	55,532
Other Assets	2,426	2,729

	$203,510	$216,075

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,956	$3,160
Accounts payable	14,726	17,023
Accrued liabilities	24,455	23,909
Liabilities of discontinued operation held for sale	1,387	1,445

Total Current Liabilities	42,524	45,537
Long-Term Debt, Less Current Portion	31,331	49,138
Deferred Income Taxes	2,688	2,688
Other Long-Term Liabilities	4,403	4,110

Total Liabilities	80,946	101,473

Commitments and Contingencies
Shareholders’ Equity:
Common stock -- $.01 par value; authorized 35,000,000 shares; issued 9,863,885 shares in 2002 and 9,695,458 shares in 2001	99	97
Additional paid-in capital	37,909	35,913
Retained earnings	84,556	78,592

Total Shareholders’ Equity	122,564	114,602

	$203,510	$216,075

Data above have been reclassified to reflect Brice Manufacturing Company, Inc., as a discontinued operation.

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For Three Months Ended

	September 28, 2002	September 29, 2001

Net Sales	$51,403	$63,857
Operating Costs and Expenses:
Cost of goods sold	42,250	48,091
Selling, general and administrative expenses	4,589	6,553
Goodwill amortization expense	—	1,168

Total Operating Costs and Expenses	46,839	55,812

Operating Income	4,564	8,045
Interest Expense	(360)	(977)

Income from Continuing Operations Before Taxes	4,204	7,068
Income Tax Expense	(1,514)	(2,686)

Income from Continuing Operations	2,690	4,382
Loss From Discontinued Operation, Net of Tax	(603)	(593)

Net Income	$2,087	$3,789

Basic Earnings Per Share:
Continuing operations	$0.27	$0.45
Discontinued operation	(0.06)	(0.06)

Basic earnings per share	$0.21	$0.39

Diluted Earnings Per Share:
Continuing operations	$0.27	$0.45
Discontinued operation	(0.06)	(0.06)

Diluted earnings per share	$0.21	$0.39

Weighted Average Number of Common Shares Outstanding:
Basic	9,852	9,680
Diluted	10,055	9,769

Data above have been reclassified to reflect Brice Manufacturing Company, Inc., as a discontinued operation.

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For Nine Months Ended

	September 28, 2002	September 29, 2001

Net Sales	$162,183	$155,283
Operating Costs and Expenses:
Cost of goods sold	127,220	115,169
Selling, general and administrative expenses	19,053	18,298
Goodwill amortization expense	—	2,442

Total Operating Costs and Expenses	146,273	135,909

Operating Income	15,910	19,374
Interest Expense	(1,342)	(1,883)

Income from Continuing Operations Before Taxes	14,568	17,491
Income Tax Expense	(5,245)	(6,646)

Income From Continuing Operations	9,323	10,845
Loss From Discontinued Operation, Net of Tax	(1,034)	(766)
Cumulative Effect of Accounting Change, Net of Tax	(2,325)	—

Net Income	$5,964	$10,079

Basic Earnings Per Share:
Continuing operations	$0.95	$1.12
Discontinued operation	(0.10)	(0.08)
Cumulative effect of accounting change	(0.24)	—

Basic earnings per share	$0.61	$1.04

Diluted Earnings Per Share:
Continuing operations	$0.94	$1.11
Discontinued operation	(0.10)	(0.08)
Cumulative effect of accounting change	(0.24)	—

Diluted earnings per share	$0.60	$1.03

Weighted Average Number of Common Shares Outstanding:
Basic	9,786	9,654
Diluted	9,955	9,742

Data above have been reclassified to reflect Brice Manufacturing Company, Inc., as a discontinued operation.

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For Nine Months Ended

	September 28, 2002	September 29, 2001

Cash Flows from Operating Activities:
Net Income	$5,964	$10,079
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and amortization	5,965	7,288
Deferred income tax provision	(1,925)	(343)
Income tax benefit related to the exercise of nonqualified stock options	745	140
Gain on sale of assets	(203)	(18)
Charge related to the sale of business, net of tax	505	—
Cumulative effect of accounting change, net of tax	2,325	—
Changes in Assets and Liabilities, Net of Effects From Acquisitions and Disposition:
Accounts receivable	3,762	(10,712)
Inventories	352	3,322
Other assets	(181)	43
Accounts payable	(2,297)	2,189
Accrued and other liabilities	1,643	706

Net Cash Provided by Continuing Operations	16,655	12,694

Net Cash Provided by (Used in) Discontinued Operation	1,318	(862)

Net Cash Provided by Operating Activities	17,973	11,832

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(2,895)	(5,007)
Acquisitions of Businesses	—	(52,564)
Proceeds from Sale of Assets	403	18

Net Cash Used in Investing Activities	(2,492)	(57,553)

Cash Flows from Financing Activities:
Net (Repayment) Borrowingsof Long-Term Debt	(19,011)	45,527
Net Cash Effect of Exercise of (Repurchases Related to) Stock Options	1,251	281

Net Cash (Used in) Provided by Financing Activities	(17,760)	45,808

Net (Decrease) Increase in Cash and Cash Equivalents	(2,279)	87
Cash and Cash Equivalents - Beginning of Period	2,414	86

Cash and Cash Equivalents - End of Period	$135	$173

Supplemental Disclosures of Cash Flow Information:
Interest Expense Paid	$1,482	$1,849
Income Taxes Paid	$5,785	$6,644
Nonnegotiable Promissory Notes Issued to Sellers of Businesses (Note 7)	$—	$5,354

Data above have been reclassified to reflect Brice Manufacturing Company, Inc., as a discontinued operation.
See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months and nine months ended September 28, 2002 and September 29, 2001.  The financial information included in the quarterly report should be read in conjunction with the Ducommun Incorporated (“Ducommun” or the “Company”) consolidated financial statements and the related notes thereto included in its annual report on Form 10-K for the year ended December 31, 2001.

Note 2.	Certain amounts and disclosures included in the consolidated financial statements required management to make estimates, which could differ from actual results.

Note 3.	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period.  Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period.  For the three months ended September 28, 2002 and September 29, 2001, income available to common shareholders was $2,087,000 and $3,789,000, respectively.  The weighted average number of common shares outstanding for the three months ended September 28, 2002 and September 29, 2001, were 9,852,000 and 9,680,000, and the diluted shares associated with stock options were 203,000 and 89,000, respectively.  For the nine months ended September 28, 2002 and September 29, 2001, income available to common shareholders was $5,964,000 and $10,079,000, respectively.  The weighted average number of common shares outstanding for the nine months ended September 28, 2002 and September 29, 2001, were 9,786,000 and 9,654,000, and the dilutive shares associated with stock options were 169,000 and 88,000, respectively.

Note 4.	Discontinued Operation

In October 2002, the Company sold the capital stock of its noncore airline seating manufacturing subsidiary, Brice Manufacturing Company, Inc. (“Brice”), to TIMCO Aviation Services, Inc. for $1,300,000 in cash, subject to adjustment based on a closing balance sheet.  Brice is accounted for as a long-lived asset held for sale under Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  The Company will not have any involvement in the operations of Brice upon its sale, and accordingly, Brice is classified as a discontinued operation in the accompanying financial statements.  The Company recorded a charge of $505,000, net of taxes, or $0.06 per diluted share, during the quarter ended September 28, 2002 for Brice’s impairment and the resulting estimated loss on the sale.

The results of the discontinued operation, net of taxes, have been combined in a single line item in the consolidated statements of income. Summarized results were as follows:

	(In thousands) For Three Months Ended

	September 28, 2002	September 29, 2001

Loss From Discontinued Operation
Net sales	$2,316	$2,716

Loss before taxes (including loss from impairment of Brice of $847 in 2002)	(1,000)	(957)
Income tax benefit	397	364

Loss from discontinued operation	$(603)	$(593)

	(In thousands) For Nine Months Ended

	September 28, 2002	September 29, 2001

Loss From Discontinued Operation
Net sales	$5,853	$10,214

Loss before taxes (including loss from impairment of Brice of $847)	(1,673)	(1,235)
Income tax benefit	639	469

Loss from discontinued operation	$(1,034)	$(766)

The assets of discontinued operation held for sale have been segregated as a separate line item in the consolidated balance sheets.  The assets consist primarily of fixed assets, accounts receivable and inventories and are shown as follows:

	(In thousands)

	September 28, 2002	December 31, 2001

Assets of Discontinued Operation Held for Sale
Inventories	$1,540	$1,633
Accounts Receivable	889	1,946
Property, Plant & Equipment	420	649

The liabilities of discontinued operation held for sale have been segregated as a separate line item in the consolidated balance sheets.  The liabilities consist primarily of accounts payable and accrued liabilities and are shown as follows:

	(In thousands)

	September 28, 2002	December 31, 2001

Liabilities of Discontinued Operation Held for Sale
Accounts Payable	$567	$576
Accrued Liabilities	820	869

Note 5.	Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  Pursuant to the impairment recognition provisions of SFAS 142, a pre-tax goodwill impairment loss of $3,633,000 ($2,325,000 after-tax) was recognized related to the Brice reporting unit during the first quarter of 2002.  The fair value of the Brice reporting unit was estimated by an independent valuation expert using the expected present value of future cash flows in accordance with SFAS 142.

The following sets forth a reconciliation of net income and earnings per share information for the three months and nine months ended September 28, 2002 and September 29, 2001 as adjusted for the nonamortization provisions of SFAS 142:

	(In thousands, except per share amounts)

	For Three Months Ended		For Nine Months ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Reported net income	$2,087	$3,789	$5,964	$10,079
Add back: Goodwill amortization	—	821	—	1,806

Adjusted net income	$2,087	$4,610	$5,964	$11,885

Basic earnings per share:
Reported net income	$0.21	$0.39	$0.61	$1.04
Goodwill amortization	—	0.08	—	0.19

Adjusted net income	$0.21	$0.47	$0.61	$1.23

Diluted earnings per share:
Reported net income	$0.21	$0.39	$0.60	$1.03
Goodwill amortization	—	0.08	-	0.19

Adjusted net income	$0.21	$0.47	$0.60	$1.22

Changes in the carrying amount of goodwill for the nine months ended September 28, 2002 and September 29, 2001 are as follows:

	(In thousands)

	September 28, 2002	September 29, 2001

Balance at beginning of period	$59,165	$39,056
Goodwill additions	—	36,321
Goodwill amortization expense	—	(2,913)
Transitional impairment charge	(3,633)	—

Balance at end of period	$55,532	$72,464

Note 6.	Long-term debt is summarized as follows:

	(In thousands)

	September 28, 2002	December 31, 2001

Bank credit agreement	$27,000	$43,000
Term and real estate loans	2,718	3,144
Notes and other liabilities for acquisitions	3,569	6,154

Total debt	33,287	52,298
Less current portion	1,956	3,160

Total long-term debt	$31,331	$49,138

The Company’s credit agreement provides for an unsecured revolving credit line in the amount of $100,000,000 at September 28, 2002, $97,500,000 on the date hereof, and gradually declining to $60,000,000 at maturity on September 30, 2005.  Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.75% at September 28, 2002).  A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (3.08% at September 28, 2002).  At September 28, 2002, the Company had $72,089,000 of unused lines of credit, after deducting $27,000,000 of loans outstanding and $911,000 for outstanding standby letters of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.25% per annum at September 28, 2002), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

Note 7.	Shareholders’ Equity

At September 28, 2002 and September 29, 2001, no preferred shares were issued or outstanding. The Company did not repurchase any of its common stock during 2002 or 2001.

Note 8.	Commitments and Contingencies

Ducommun’s subsidiary, Aerochem, Inc. ("Aerochem"), is a major supplier of chemical milling services for the aerospace industry.  Aerochem has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its El Mirage, California facility (the “Site”).  Aerochem expects to spend approximately $1 million for future investigation and corrective action at the Site, and the Company has established a provision for such costs.  However, the Company’s ultimate liability in connection with the Site will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the corrective action.

The Company manufactures main and tail rotor blades for the Apache helicopter.  Approximately 60 of the main rotor blades manufactured by the Company for the Apache helicopter have been identified as potentially nonconforming to specifications.  The Company and its customer are in the process of developing a testing method to determine which, if any, of the 60 main rotor blades must be scrapped.  Based on currently available information, the Company is unable to determine which, if any, of the 60 main rotor blades may be scrapped, or to estimate reasonably what, if any, liability the Company will likely incur in connection therewith.  As a result, the Company has not recorded any provision for the potential cost of scrapping any of the 60 main rotor blades.  If it is ultimately determined that all of the 60 main rotor blades must be scrapped and if it is ultimately determined that the Company is responsible for the cost of the scrapped blades, the cost to the Company, including the estimated cost of testing, could be up to $3.5 million before taxes.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ducommun designs, engineers and manufactures aerostructures components and electromechanical components and assemblies primarily for the aerospace industry.  The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs.  Domestic commercial aircraft programs include the Boeing 717, 737NG, 747, 757, 767 and 777.  Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190.  Major military programs include the Boeing C-17 and F-18, Lockheed Martin F-16, various Sikorsky, Bell, Boeing and Augusta helicopter programs, and various aircraft and shipboard upgrade programs.  Space programs include the space shuttle external fuel tank, and various commercial and military space launch and satellite programs.

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

Revenue Recognition

Revenue from product sales is recognized upon transfer of title and risk of loss, which is generally upon shipment of the product provided no significant obligations remain and collection is probable.  The Company records provisions for estimated losses on contracts in the period in which such losses are identified.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses from the inability of customers to make required payments.   The allowance for doubtful accounts is evaluated periodically based on the aging of accounts receivable, the financial condition of customers and their payment history, historical write-off experience and other assumptions.

Inventory

Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis.   The Company assesses the inventory carrying value and reduces it if necessary to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimate given information currently available.  The Company’s customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company.  The Company maintains an allowance for inventories for potentially excess and obsolete inventories and gross inventory levels that are carried at costs that are higher than their market values.  If market conditions are less favorable than those projected by management, such as an unanticipated decline in demand not meeting expectations, inventory write-downs may be required.

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company will incur.  The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements.  In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.  On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and was required to analyze its goodwill for impairment during the first quarter 2002, and then on a periodic basis thereafter.  During the first quarter of 2002, the Company recorded Goodwill impairment loss of $3,633,000 ($2,325,000 after-tax) related to its Brice Manufacturing reporting unit.

Taxes

The Company accounts for income taxes in accordance with Statements of Financial Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

In October 2002, the Company sold the capital stock of its airline seating manufacturing subsidiary, Brice Manufacturing Company, Inc. (“Brice”), to TIMCO Aviation Services, Inc. for $1,300,000 in cash subject to adjustment based on a closing balance sheet.  Brice is accounted for as a long-lived asset held for sale under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company will not have any involvement in the operations of Brice upon its sale, and accordingly, Brice is classified as a discontinued operation in the accompanying financial statements.  The Company recorded a charge of $505,000, net of taxes, or $0.06 per diluted share, at September 28, 2002 for Brice’s impairment and resulting estimated loss on the sale. Financial statements have been reclassified to reflect Brice as a discontinued operation.

RESULTS OF CONTINUING OPERATIONS

Third Quarter of 2002 Compared to Third Quarter of 2001

Net sales decreased 19.5% to $51,403,000 in the third quarter of 2002 from the third quarter of 2001.  The sales decrease resulted primarily from a decline in commercial aircraft build rates and lower sales to space programs, partially offset by higher sales for military programs.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin.  During the third quarter of 2002 and 2001, sales to Boeing were approximately $23,523,000 and $34,044,000, respectively; sales to Raytheon were approximately $7,527,000 and $4,482,000, respectively; and sales to Lockheed Martin were approximately $2,820,000 and $1,902,000, respectively.  The sales relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. Sales related to commercial business were approximately 33% of total sales in the third quarter 2002, compared to 53% in the third quarter of 2001.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many land and sea-based vehicles.  The Company’s defense business is widely diversified among military manufacturers and programs.  Sales related to military programs were approximately 63% of total sales in the third quarter 2002, compared to 43% in the third quarter of 2001.

The substantial shift in the Company’s business mix from commercial to military is due to increased military procurement spending, as well as a difficult commercial aerospace environment.  The shift in the

Company’s business mix from commercial to military is expected to continue, but at a lesser rate of change in the future than in the past year.

In the space sector, the Company produces components for the expendable fuel tanks, which help boost the Space Shuttle vehicle into orbit.  Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately 4% of total sales in the third quarter 2002 and 2001.

Gross profit, as a percentage of sales, was 17.8% for the third quarter of 2002 compared to 24.7% in 2001.  The decrease in gross profit margin was primarily the result of pricing pressures from customers, higher costs related to certain new production contracts, and higher overhead expenses as a percentage of sales due to lower sales.

Selling, general and administrative expenses, as a percentage of sales, were 8.9% for the third quarter of 2002 compared to 10.3% in 2001.  The decrease in these expenses as a percentage of sales was primarily the result of no provision for bonuses in the third quarter of 2002 and benefits from the closure of the Company’s Chatsworth, California facility early in the third quarter of 2002.

Goodwill amortization expense decreased to $0 in the third quarter of 2002 compared to $1,168,000 in 2001.  Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  As a result of the adoption of SFAS 141 and SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but rather tested at least annually for impairment.

Interest expense decreased to $360,000 in the third quarter of 2002 compared to $977,000 for 2001.  The decrease in interest expense was primarily due to lower debt levels and lower interest rates in 2002 compared to 2001.

Income tax expense decreased to $1,514,000 in the third quarter of 2002 compared to $2,686,000 for 2001.  The decrease in income tax expense was primarily due to the lower income before taxes and a lower tax rate of 36% in 2002 compared to 38% in 2001.  Cash paid for income taxes was $46,000 in the third quarter of 2002, compared to $2,035,000 in 2001.

Net income for the third quarter of 2002 was $2,087,000, or $0.21 diluted earnings per share, compared to $3,789,000, or $0.39 diluted earnings per share, in 2001.  Net income for the third quarter of 2002 included after-tax loss from discontinued operation of $0.6 million, or $0.06 per diluted share, related to the sale of Brice.  Net income for the third quarter of 2001 included an after-tax expense of $0.7 million, or $0.07 per diluted share, for goodwill amortization, and an after-tax loss from discontinued operation of $0.6 million, or $0.06 per diluted share, for Brice.

Nine Months of 2002 Compared to Nine Months of 2001

Net sales increased 4.4% to $162,183,000 in the first nine months of 2002 from the first nine months of 2001.  The sales increase resulted primarily from the acquisitions of Composite Structures and Fort Defiance in 2001.  Excluding the acquisitions, sales decreased 11.3%.  The sales decrease, excluding acquisitions, resulted primarily from a decline in commercial aircraft build rates and lower sales for various regional jet and space programs, partially offset by higher sales for military programs.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin.  During the first nine months of 2002 and 2001, sales to Boeing were approximately $78,357,000 and $74,303,000, respectively; sales to Raytheon were approximately $22,096,000 and $11,017,000, respectively; and sales to Lockheed Martin were approximately $8,306,000 and $7,494,000, respectively.  The sales relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. Sales related to commercial business were approximately 39% of total sales in the first nine months of 2002, compared to 53% in the first nine months of 2001.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many land and sea-based vehicles.  The Company’s defense business is widely diversified among military manufacturers and programs.  Sales related to military programs were approximately 57% of total sales in the first nine months of 2002, compared to 41% in the first nine months of 2001.

The substantial shift in the Company’s business mix from commercial to military is due to sales from acquisitions with a higher percentage of military sales and increased military procurement spending, as well as a difficult commercial aerospace environment.  The shift in the Company’s business mix from commercial to military is expected to continue, but at a lesser rate of change in the future than in the past year.

In the space sector, the Company produces components for the expendable fuel tanks, which help boost the Space Shuttle vehicle into orbit.  Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately 4% of total sales in the first nine months of 2002, compared to 6% in the first nine months of 2001.  In the first nine months of 2002 sales related to space programs were lower due to timing differences in production scheduling for the space shuttle program and lower sales for other space launch vehicles.

At September 28, 2002, backlog believed to be firm was approximately $293,700,000 compared to $308,400,000 at December 31, 2001 and $340,246,000 at September 29, 2001.  Approximately $51,000,000 of backlog is expected to be delivered during the remainder of 2002.

Gross profit, as a percentage of sales, was 21.6% for the first nine months of 2002 compared to 25.8% in 2001.  The decrease in gross profit margin was primarily the result of pricing pressures from customers, higher costs related to certain new production contracts, and higher overhead expenses as a percentage of sales due to lower sales.

Selling, general and administrative expenses, as a percentage of sales, were 11.7% for the first nine months of 2002 compared to 11.8% in 2001.  The decrease in these expenses as a percentage of sales was primarily the result of no provision for bonuses in the third quarter of 2002 and the benefits received from the increase in sales, partially offset by approximately $1,114,000 of consulting and other related costs in the first nine months of 2002 related to a review of the Company’s strategic alternatives.

Goodwill amortization expense decreased to $0 in the first nine months of 2002 compared to $2,442,000 in 2001.  Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  As a result of the adoption of SFAS 141 and SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but rather tested at least annually for impairment.

Interest expense decreased to $1,342,000 in the first nine months of 2002 compared to $1,883,000 for 2001.  The decrease in interest expense was primarily due to lower debt levels and lower interest rates in 2002 compared to 2001.

Income tax expense decreased to $5,245,000 in the first nine months of 2002 compared to $6,646,000 for 2001.  The decrease in income tax expense was primarily due to the lower income before taxes and a lower tax rate of 36% in 2002 compared to 38% in 2001.  Cash paid for income taxes was $5,785,000 in the first nine months of 2002, compared to $6,644,000 in 2001.

In the first quarter of 2002, the Company recorded a non-cash, pre-tax charge of $3,633,000 for goodwill impairment at its Brice reporting unit in accordance with SFAS 142.  This charge is reflected as a cumulative effect of accounting change, net of taxes, of $2,325,000, or $0.24 per diluted share.

Net income for the first nine months of 2002 was $5,964,000, or $0.60 diluted earnings per share, compared to $10,079,000, or $1.03 diluted earnings per share, in 2001.  Net income for the first nine months of 2002 included a charge of $2,325,000, or $0.24 per diluted share for goodwill impairment at Brice Manufacturing and a loss from discontinued operations of $0.6 million, or $0.06 per diluted share, for  Brice.  Net income for the first nine months of 2001 included an after-tax charge of $501,000, or $0.05 per diluted share, for the settlement of a lawsuit filed by Com Dev Consulting Ltd. and $1,514,000, or $0.16 per diluted share, for goodwill amortization expense.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash flows from operating activities for the nine months ended September 28, 2002 was $17,973,000, compared to $11,832,000 for the nine months ended September 29, 2001.  The increase in cash flow from operating activities resulted principally from a decrease in accounts receivable in 2002 compared to an increase in accounts receivable in 2001, higher accrued and other liabilities in 2002, and cash flow provided by discontinued operation in 2002, partially offset by a decrease in trade payables in 2002 compared to an increase in 2001, and a smaller decrease in inventory in 2002 than in 2001.  During the nine months of 2002, the Company repaid $19,011,000 of principal on outstanding borrowings.  The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity.  Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during 2002.  The Company’s bank credit agreement provides for an unsecured revolving credit line in the amount of $100,000,000 at September 28, 2002, $97,500,000 on the date hereof, and gradually declining to $60,000,000 at maturity on September 30, 2005.  At September 28, 2002, the Company had $72,089,000 of unused lines of credit, after deducting $27,000,000 of loans outstanding and $911,000 for outstanding standby letters of credit.  The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.25% per annum at September 28, 2002), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.  See Note 6 to the Notes to Consolidated Financial Statements for additional information.  The Company anticipates that it will not satisfy the minimum EBITDA covenant at December 31, 2002 and is working with its lenders to reduce the minimum requirement to a level that can be achieved.  If the Company is unable to successfully modify the covenant, it may be required to seek an alternative line of credit.  Although the Company expects to be able to arrange an alternative line of credit, there can be no assurance that it will be able to do so or that the economic terms of an alternative line of credit will be as favorable to the Company as those of the current credit agreement.

The Company spent $2,895,000 on capital expenditures during the nine months of 2002 and expects to spend less than $5,000,000 in the aggregate for capital expenditures in 2002.  The Company believes that acquisitions in areas which focus on highly engineered products in aerospace and related nonaerospace markets are important components of the Company’s future growth.  Accordingly, the Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to improve and restructure its existing operations.

In October 2002, the Company sold the capital stock of its airline seating manufacturing subsidiary, Brice Manufacturing Company, Inc. ("Brice"), to TIMCO Aviation Services, Inc. for $1,300,000 in cash subject to adjustment based on a closing balance sheet.  Brice is accounted for as a long-lived asset held for sale under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company will not have any involvement in the operations of Brice upon its sale, and accordingly, Brice is classified as a discontinued operation in the accompanying financial statements.  The Company recorded a charge of $505,000, net of taxes, or $0.06 per diluted share, at September 28, 2002 for Brice’s impairment and the resulting estimated loss on the sale.

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

The Company manufactures main and tail rotor blades for the Apache helicopter.  Approximately 60 of the main rotor blades manufactured by the Company for the Apache helicopter have been identified as potentially nonconforming to specifications.  The Company and its customer are in the process of developing a testing method to determine which, if any, of the 60 main rotor blades must be scrapped.  Based on currently available information, the Company is unable to determine which, if any, of the 60 main rotor blades may be scrapped, or to estimate reasonably what, if any, liability the Company will likely incur in connection therewith.  As a result, the Company has not recorded any provision for the potential cost of scrapping any of the 60 main rotor blades.  If it is ultimately determined that all of the 60 main rotor blades must be scrapped and if it is ultimately determined that the Company is responsible for the cost of the scrapped blades, the cost to the Company, including the estimated cost of testing, could be up to $3.5 million before taxes.

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

ADDITIONAL RISK FACTORS

The Company’s business, financial condition, results of operations and cash flows may be affected by known and unknown risks, uncertainties and other factors, including those set forth in this quarterly report on Form 10-Q, and in the Company’s annual report on Form 10-K.  Any of these risks, uncertainties and other factors could cause the Company’s future financial results to differ materially from recent financial results or from currently anticipated future financial results.  In addition to those noted earlier in this report, the Company is subject to the following risks and uncertainties:

Aerospace Markets Are Cyclical

The aerospace markets in which the Company sells its products are cyclical and have experienced periodic declines.  The market for the Company’s products sold for new commercial aircraft production is currently experiencing a decline, the depth and duration of which is unknown.  The Company’s financial results have fluctuated widely in the past and are likely to continue to fluctuate widely in the future.

Commercial Aircraft Production Rates Are Declining

In the third quarter of 2002, the Company estimates that approximately 19% of its sales were for Boeing commercial aircraft and approximately 14% of its sales were for other commercial aircraft and miscellaneous nonaerospace commercial applications.  The production rate for new commercial aircraft is expected to decline at least through 2003, and the timing of any rebound in new commercial aircraft production is unknown.  These reductions in commercial aircraft production are expected to effect adversely the Company’s result of operations and cash flows.

Military and Space-Related Products Are Dependent Upon Government Spending

In the third quarter of 2002, the Company estimates that approximately 67% of its sales were derived from military and space markets.  These military and space markets are largely dependent upon government spending, particularly by the United States government.  Changes in the levels of spending for military and space could improve or reduce the Company’s prospects in its military and space markets.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter Programs

In the third quarter of 2002, the Company estimates that approximately 19% of its sales were for Boeing commercial aircraft, 16% of its sales were for the C-17 aircraft, and 10% of its sales were for the Apache helicopter.  The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter program are principally for replacement rotor blades.  Any significant change in production rates for these programs would have a material effect on the Company’s results of operations and cash flows.

Terrorist Attacks, Such As Those That Occurred on September 11, 2001, Have Adversely Impacted the Company’s Operations and May Do So Again in the Future

The terrorist attacks that occurred on September 11, 2001 have had a negative impact on commercial air travel and, consequently, on the manufacture of commercial aircraft and the demand for the Company’s commercial aircraft products.  There can be no assurance that the current world political and military tensions, or the United States military actions, will not lead to further acts of terrorism and civil disturbances in the United States or elsewhere.  These attacks may strike directly at the physical facilities of the Company, its suppliers or its customers.  Such attacks could have an adverse impact on the Company’s domestic and international sales, supply chain, production capabilities, insurance premiums or ability to purchase insurance, thereby adversely affecting the Company’s financial position, results of operations and cash flows.  In addition, the consequences of terrorist attacks and armed conflicts are unpredictable, and their long-term effects upon the Company are uncertain.

The Company Is Experiencing Competitive Pricing Pressures

The Company is experiencing competitive pricing pressures, particularly in its Ducommun AeroStructures business.  These competitive pricing pressures have had, and are expected to continue to have, a material adverse effect on the Company’s results of operations and cash flows.

The Company Faces Risks of Cost Overruns and Losses on Fixed-Price Contracts

The Company sells its products under firm, fixed-price contracts providing for a fixed price for the products regardless of the production costs incurred by the Company.  As a result, manufacturing inefficiencies, start-up costs and other factors may result in cost overruns and losses on contracts.  The cost of producing products also may be adversely affected by increases in the cost of labor, materials, outside processing, overhead and other factors.  In many cases, the Company makes multiyear firm, fixed-price commitments to its customers, without any assurance that the Company’s anticipated production costs will be achieved.

The Company’s Products and Processes Are Subject to Risks from Changes in Technology

The Company’s products and processes are subject to risks of obsolescence as a result of changes in technology.  To address this risk, the Company invests in product design and development, and for capital expenditures.  There can be no guarantee that the Company’s product design and development efforts will be successful, or that the amounts of money required to be invested for product design and development and capital expenditures will not increase materially in the future.

The Company Faces Risks Associated with Acquisitions and Dispositions of Businesses

The Company is continuously reviewing and actively pursing acquisitions, including acquisitions outside of its current aerospace markets.  Acquisitions may require the Company to incur additional indebtedness, resulting in increased leverage, or to issue additional equity, resulting in dilution to existing stockholders.  Acquired businesses may not achieve anticipated results, and could result in a material adverse effect on the Company’s financial condition, results of operations and cash flows.  The Company also periodically reviews its existing businesses to determine if they are consistent with the Company’s strategy.  The Company has sold, and may sell in the future, business units and product lines, which may result in either a gain or loss on disposition.

Significant Consolidation in the Aerospace Industry Could Adversely Affect the Company’s Business and Financial Results

The aerospace industry is experiencing significant consolidation, including among the Company’s customers, competitors and suppliers.  Consolidation among the Company’s customers may result in delays in the award of new contracts and losses of existing business.  Consolidation among the Company’s competitors may result in larger competitors with greater resources and market share, which could adversely affect the Company’s ability to compete successfully.  Consolidation among the Company’s suppliers may result in fewer sources of supply and increased cost to the Company.

The Company’s Manufacturing Operations May Be Adversely Affected by the Availability of Raw Materials and Components from Suppliers

In some cases, the Company’s customers supply raw materials and components to the Company.  In other cases, the Company’s customers designate specific suppliers from which the Company is directed to purchase raw materials and components.  As a result, the Company may have limited control over the selection of suppliers and the timing of receipt and cost of raw materials and components from suppliers.  The failure of customers and suppliers to deliver on a timely basis raw materials and components to the Company may adversely affect the Company’s results of operations and cash flows.

Environmental Liabilities Could Adversely Affect the Company’s Financial Results

The Company is subject to various environmental laws and regulations.  The Company is investigating and taking corrective action for groundwater contamination at its Aerochem subsidiary’s El Mirage, California site.  The Company is also a potentially responsible party at certain sites at which it previously disposed of hazardous wastes.  There can be no assurance that future developments, lawsuits and administrative actions, and liabilities relating to environmental matters will not have a material adverse effect on the Company’s results of operations or cash flows.

Product Liability Claims in Excess of Insurance Could Adversely Affect the Company’s Financial Results and Financial Condition

The Company faces potential liability for personal injury or death as a result of the failure of products designed or manufactured by the Company.  Although the Company maintains product liability insurance, any material product liability not covered by insurance could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Damage or Destruction of the Company’s Facilities Caused by Earthquake or Other Causes Could Adversely Affect the Company’s Financial Results and Financial Condition

Although the Company maintains standard property casualty insurance covering its properties, the Company does not carry any earthquake insurance because of the cost of such insurance.  Most of the Company’s properties are located in Southern California, an area subject to frequent and sometimes severe earthquake activity.  Even if covered by insurance, any significant damage or destruction of the Company’s facilities could result in the inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to the Company.  As a result, any significant damage or destruction of the Company’s properties could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.      Controls and Procedures

(a)             Evaluation of Disclosure and Procedures

As of a date within 90 days prior to the date of this report (the “Evaluation Date”) the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

(b)             Changes in Internal Controls

No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

DUCOMMUN INCORPORATED

(Registrant)

	By:	/s/ JAMES S. HEISER

James S. Heiser Vice President, Chief Financial Officer And General Counsel (Duly Authorized Officer of the Registrant)

	By:	/s/SAMUEL D. WILLIAMS

Samuel D. Williams Vice President and Controller (Chief Accounting Officer of the Registrant)

Date: November 12, 2002

CERTIFICATION

I, Joseph C. Berenato, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ducommun Incorporated;

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this quarterly report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

            (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ JOSEPH C. BERENATO

President and Chief Executive Officer

CERTIFICATION

I, James S. Heiser, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ducommun Incorporated;

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this quarterly report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

            (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ JAMES S. HEISER

Vice President and Chief Financial Officer