Form 10-K
period 2002-12-31
DUCOMMUN INC /DE/
filed 2003-02-26
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☒  NO  ☐

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 29, 2002 was approximately $201 million.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The number of shares of common stock outstanding on January 31, 2003 was 9,873,419.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

(a)        Proxy Statement for the 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement”), incorporated partially in Part III hereof.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements in the Form 10-K and documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any such forward-looking statements involve risks and uncertainties. The Company’s future financial results could differ materially from those anticipated due to the Company’s dependence on conditions in the airline industry, the level of new commercial aircraft orders, production rates for Boeing commercial aircraft, the C-17 aircraft and Apache helicopter rotor blade programs, the level of defense spending, competitive pricing pressures, manufacturing inefficiencies, start-up costs and possible overruns on new contracts, technology and product development risks and uncertainties, product performance, risks associated with acquisitions and dispositions of businesses by the Company, increasing consolidation of customers and suppliers in the aerospace industry, availability of raw materials and components from suppliers and other factors beyond the Company’s control. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the “Additional Risk Factors,” and other matters discussed in this Form 10-K.

PART I

ITEM 1.	BUSINESS

GENERAL

Ducommun Incorporated (“Ducommun” or the “Company”), through its subsidiaries, designs, engineers and manufactures aerostructure and electromechanical components and subassemblies principally for domestic and foreign commercial aircraft, military and space programs. Domestic commercial aircraft programs include the Boeing 717, 737NG, 747, 757, 767 and 777. Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18, Lockheed Martin F-16, various Sikorsky, Bell, Boeing and Augusta helicopter programs, and various aircraft and shipboard electronics upgrade programs. Space programs include the Space Shuttle external tank, and various commercial and military space launch and satellite programs. Ducommun is the successor to a business founded in California in 1849, first incorporated in California 1907, and reincorporated in Delaware in 1970.

In October 2002, Ducommun sold the capital stock of its airline seating manufacturing subsidiary, Brice Manufacturing Company, Inc. (“Brice”), for $1,300,000 in cash. Brice has been classified as a discontinued operation in the accompanying financial statements. In August 2002, Ducommun shut down its Chatsworth, California facility (which employed approximately 47 people at year-end 2001), and transferred a portion of the business to its MechTronics of Arizona Corp. subsidiary in Phoenix, Arizona.

In August 2001, Ducommun, through a wholly owned subsidiary, acquired certain assets of the Fort Defiance, Arizona operation of Packard Hughes Interconnect Wiring Systems, a subsidiary of Delphi Automotive Systems Corp. (“Fort Defiance”), for $4,590,000 in cash. In June 2001, Ducommun acquired all of the units of Composite Structures, LLC (“Composite Structures”) for $47,966,000 in cash and $5,354,000 in nonnegotiable promissory notes.

In November 1999, the Company, through a wholly owned subsidiary, acquired the assets and assumed certain liabilities of Parsons Precision Products, Inc. (“Parsons”) for $22,073,000 in cash. In April 1999, the Company acquired the capital stock of Sheet Metal Specialties Company (“SMS”) for $10,096,000 in cash, net of cash acquired and payments of other liabilities of SMS, and a $1,500,000 note. SMS subsequently became the Chatsworth, California operation of the Company’s MechTronics subsidiary.

PRODUCTS AND SERVICES

Ducommun operates in two business segments: Ducommun AeroStructures (“DAS”) engineers and manufactures aerospace structural components and subassemblies, and Ducommun Technologies (“DT”) designs, engineers and manufactures electromechanical components and subsystems principally for the aerospace and military markets. DAS consists of four subsidiaries: Aerochem, Inc. focuses on chemical milling services; AHF-Ducommun Incorporated focuses on aluminum stretch-forming, titanium hot-forming and machining; Composite Structures focuses on composite lay-up and metal bonding; and Parsons Precision Products, Inc. focuses on titanium hot-forming. DT consists of two subsidiaries: Ducommun Technologies, Inc., designs and manufactures illuminated push button switches and panels, microwave switches and filters, and fractional horsepower motors and resolvers; MechTronics of Arizona Corp. focuses on mechanical and electromechanical subassemblies.

Business Segment Information

The Company supplies products and services to the aerospace industry. The Company’s subsidiaries are organized into two strategic businesses (DAS and DT), each of which is a reportable operating segment. The accounting policies of the segments are the same as those of the Company, as described in Note 1, Summary of Significant Accounting Policies.

Ducommun AeroStructures: Aerostructure Products

Aerochem, Inc.

Ducommun’s subsidiary, Aerochem, Inc. (“Aerochem”), is a major supplier of close tolerance chemical milling services for the aerospace industry. Chemical milling removes material in specific patterns to reduce weight in areas where full material thickness is not required. This sophisticated etching process enables Aerochem to produce lightweight, high-strength designs that would be impractical to produce by conventional means. Aerochem offers production-scale chemical milling on aluminum, titanium, steel, nickel-base and super alloys. Jet engine components, wing leading edges and fuselage skins are examples of products that require chemical milling.

AHF-Ducommun Incorporated

AHF-Ducommun Incorporated (“AHF”), another Ducommun subsidiary, supplies the aerospace industry with engineering and manufacturing of complex components using stretch-forming and hot-forming processes and computer-controlled machining. Stretch-forming is a process for manufacturing large, complex structural shapes primarily from aluminum sheet metal extrusions. AHF has some of the largest and most sophisticated stretch-forming presses in the United States. Hot-forming is a metal working process conducted at high temperature for manufacturing close-tolerance titanium components. AHF designs and manufactures the tooling required for the production of parts in both forming processes. Certain components manufactured by AHF are machined with precision milling equipment, including three 5-axis gantry profile milling machines and five 5-axis numerically-controlled routers to provide computer-controlled machining and inspection of complex parts up to 100 feet long.

Parsons Precision Products, Inc

Parsons Precision Products, Inc. (“Parsons”), a subsidiary of Ducommun, is a leading manufacturer of complex titanium hot-formed subassemblies and components for commercial and military aerospace applications.

Composite Structures, LLC

Composite Structures, LLC, another Ducommun subsidiary, engineers and manufactures metal, fiberglass and carbon composite aerostructures. Composite Structures produces helicopter main and tail rotor blades, and adhesive bonded assemblies, including spoilers and fuselage structural panels for aircraft and jet engine fan containment rings.

Ducommun Technologies: Electromechanical Products

Ducommun Technologies, Inc. (formerly Jay-El Products, Inc. )

Ducommun Technologies, Inc. (“DTI”), a subsidiary of Ducommun, develops, designs and manufactures illuminated switches, switch assemblies and keyboard panels used in many military aircraft, helicopter, commercial aircraft and spacecraft programs. DTI manufactures switches and panels where high reliability is a prerequisite. DTI also develops, designs and manufactures microwave switches, filters and other components used principally on commercial and military aircraft and satellites. In addition, DTI develops, designs and manufactures high precision actuators, stepper motors, fractional horsepower motors and resolvers principally for space applications.

MechTronics of Arizona Corp.

MechTronics of Arizona Corp. (“MechTronics”) is a leading manufacturer of mechanical and electromechanical assemblies for the defense electronics and commercial aircraft markets. MechTronics has a fully integrated manufacturing capability, including manufacturing engineering, fabrication, machining, assembly, electronic integration and related processes. MechTronics’ products include sophisticated radar enclosures, gyroscopes and indicators, aircraft avionics racks, and shipboard communications and control enclosures. In August 2001, MechTronics acquired certain assets of Fort Defiance, a supplier of wiring harnesses and cable assemblies for use in commercial and military aerospace applications and other military application.

SALES AND MARKETING

In 2002, the Company experienced a substantial shift in its business mix from commercial to military due to sales from acquisitions with a higher percentage of military sales and increased military procurement spending, as well as a difficult commercial aerospace environment. The shift in the Company’s business mix from commercial to military is expected to continue, but at a lesser rate of change in the future than in the past year.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft, including the Boeing 717, 737NG, 747, 757, 767 and 777. Sales related to commercial business were approximately 38% of total sales in 2002, compared to 51% of total sales in 2001. The Company’s commercial sales depend substantially on aircraft manufacturer’s production rates, which in turn depend upon deliveries of new aircraft. Deliveries of new aircraft by aircraft manufacturers are dependent on the financial capacity of the airlines and leasing companies to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. The Company’s sales for commercial aircraft programs also could be affected by changes in its customers’ inventory levels and changes in its customers’ aircraft production build rates.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately 58% of total sales in 2002 compared to 44% of total sales in 2001. In the space sector, the Company produces components for the expendable fuel tanks, which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately 4% of total sales in 2002 compared to 5% of total sales in 2001. Sales related to space programs were lower in 2002 due to timing differences in production scheduling for the space shuttle program and lower sales for other space launch vehicles.

A major portion of sales is derived from United States government defense programs and space programs, subjecting the Company to various laws and regulations that are more restrictive than those applicable to the private sector. These defense and space programs could be adversely affected by reductions in defense spending and other government budgetary pressures which would result in reductions, delays or stretch-outs of existing and future programs. Additionally, the Company’s contracts may be subject to reductions or modifications in the event of changes in government requirements. Although the Company’s fixed-price contracts generally permit it to realize increased profits if costs are less than projected, the Company bears the risk that increased or unexpected costs may reduce profits or cause losses on the contracts. The accuracy and appropriateness of certain costs and expenses used to substantiate the Company’s direct and indirect costs for the United States government are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the Department of

Defense. In addition, many of the Company’s contracts covering defense and space programs are subject to termination at the convenience of the customer (as well as for default). In the event of termination for convenience, the customer generally is required to pay the costs incurred by the Company and certain other fees through the date of termination.

MAJOR CUSTOMERS

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During 2002, sales to Boeing were $105,035,000, or 49% of total sales; sales to Raytheon were $26,524,000, or 12% of total sales; and sales to Lockheed Martin were $11,913,000, or 6% of total sales. Sales to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, military and space programs.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

In 2002, 2001 and 2000, foreign sales to customers worldwide were $14,509,000, $28,006,000 and $26,267,000, respectively. The amounts of revenue, profitability and identifiable assets attributable to foreign operations were not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2002, 2001 and 2000. The Company had no sales to a foreign country greater than 5% of total sales in 2002, 2001 and 2000. The Company is not subject to any foreign currency risks since all sales are made in United States dollars.

RESEARCH AND DEVELOPMENT

The Company performs concurrent engineering with its customers and product development activities under Company-funded programs and under contracts with others. Concurrent engineering and product development activities are performed for commercial, military and space applications.

RAW MATERIALS AND COMPONENTS

Due to the Company’s diversification, the sources and availability of raw materials and components are not nearly as important as they would be for a company that manufactures a single product. Raw materials and components used in the manufacture of the Company’s products, including aluminum, steel and carbon fibers, are available from a number of vendors and are generally in adequate supply. However, certain components, supplies and raw materials for the Company’s operations are purchased from single sources. In such instances the Company strives to develop alternative sources and design modifications to minimize the effect of business interruptions.

COMPETITION

The aerospace industry is highly competitive, and the Company’s products and services are affected by varying degrees of competition. The Company competes worldwide with United States and international companies in most markets it services, some of which are substantially larger and have greater financial, sales, technical and personnel resources. Larger competitors offering a wider array of products and services than those offered by the Company can have a competitive advantage by offering potential customers bundled products and services that the Company cannot match. The Company’s ability to compete depends principally on the quality of its goods and services, competitive pricing, product performance, design and engineering capabilities, new product innovation and the ability to solve specific customer problems.

PATENTS AND LICENSES

The Company has several patents, but it does not believe that its operations are dependent on any single patent or group of patents. In general, the Company relies on technical superiority, continual product improvement, exclusive product features, superior lead time, on-time delivery performance, quality and customer relationships to maintain its competitive advantage.

BACKLOG

The Company has a number of long-term agreements with several of its customers. These agreements generally describe the terms under which the customer may issue purchase orders to buy the Company’s products and services during the term of the agreement. These terms typically include a list of the parts or services customers may purchase, pricing for these products and services, anticipated quantities to be purchased by the customers and, to the extent known, delivery dates. Backlog only includes amounts for which the Company has actual purchase orders with firm delivery dates, prices and quantities. Backlog does not include the total contract value for fixed-price multi-year contracts, except for the released portion. Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of December 31, 2002, backlog believed to be firm was approximately $289,857,000, compared to $306,300,000 at December 31, 2001. Approximately $146,000,000 of total backlog is expected to be delivered during 2003.

ENVIRONMENTAL MATTERS AND LEGAL

The Company’s business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that may be or have been released to the environment, and they require the Company to obtain and maintain licenses and permits in connection with its operations. The Company may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on the Company. The Company anticipates that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain its environmental compliance efforts. The Company does not expect to spend a material amount on capital expenditures for environmental compliance during 2003.

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

EMPLOYEES

At December 31, 2002 the Company employed 1,300 persons. The Company’s Composite Structures subsidiary is a party to collective bargaining agreements with labor unions. Under these agreements, the Company currently employs 185 full-time employees, and from time-to-time employs up to an additional 3 temporary employees, all of whom are members of labor unions. If the unionized workers were to engage in a strike or other work stoppage, if Composite Structures is unable to negotiate acceptable collective bargaining agreements with the unions, or if other employees were to become unionized, the Company could experience a significant disruption of the Company’s operations and higher ongoing labor costs, which could have an adverse effect on its business and results of operations. The Company has not experienced any material labor-related work stoppage and considers its relations with its employees to be good.

AVAILABLE INFORMATION

The Company’s Internet website address is www.ducommun.com. The company makes available through its Internet website its annual report on Form 10-K, quarterly reports on Form10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after filing with the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The Company occupies approximately 16 facilities with a total office and manufacturing area of over 1,286,000 square feet, including both owned and leased properties. At December 31, 2002, facilities which were in excess of 60,000 square feet each were occupied as follows:

Location	Company	Square Feet	Expiration of Lease
El Mirage, California	Aerochem	74,000	Owned
Orange, California	Aerochem	76,000	Owned
Carson, California	AHF-Ducommun	76,000	2004
Carson, California	AHF-Ducommun	286,000	Owned
Carson, California	Ducommun Technologies	117,000	2005
Phoenix, Arizona	MechTronics	100,000	2012
Parsons, Kansas	Parsons Precision Products	120,000	Owned
Monrovia, California	Composite Structures, LLC	274,000	Owned

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

The common stock of the Company (DCO) is listed on the New York Stock Exchange. On December 31, 2002, the Company had approximately 496 holders of record of common stock. No dividends were paid during 2002 or 2001. The following table sets forth the high and low closing sales prices per share for the Company’s common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	2002		2001		2000
	High	Low	High	Low	High	Low
First Quarter	$19.70	$11.00	$15.02	$11.06	$11.00	$8.75
Second Quarter	26.24	18.09	14.10	12.15	12.44	8.88
Third Quarter	24.10	16.19	14.10	8.80	15.38	12.13
Fourth Quarter	19.10	11.64	11.10	8.60	14.13	10.56

ITEM 6.	SELECTED FINANCIAL DATA

Year ended December 31,	2002(a)	2001(a)	2000	1999	1998
(In thousands, except per share amounts)

Net Sales	$212,446	$212,744	$152,273	$132,438	$155,553

Gross Profit as a Percentage of Sales	19.5%	26.4%	29.6%	31.5%	32.7%

Operating Income from Continuing Operations	17,136	27,557	23,919	22,926	29,822

Operating Income as a Percentage of Sales	8.1%	13.0%	15.7%	17.3%	19.2%

Gain on Sale of Subsidiary	-	-	-	-	9,249

Income from Continuing Operations Before Taxes	15,504	25,188	22,131	22,316	38,946
Income Tax Expense	(5,582)	(9,073)	(8,410)	(8,612)	(15,237)

Income from Continuing Operations	9,922	16,115	13,721	13,704	23,709
Loss from Discontinued Operation, Net of Tax	(1,092)	(1,512)	(1,001)	(260)	(16)
Cumulative Effect of Accounting Change, Net of Tax	(2,325)	-	-	-	-

Net Income	$6,505	$14,603	$12,720	$13,444	$23,693

Earnings Per Share:
Basic earnings per share
Income from continuing operations before gain on sale of subsidiary	$1.01	$1.67	$1.42	$1.34	$1.58
Gain on sale of subsidiary, net of tax	-	-	-	-	0.55
Loss from discontinued operation, net of tax	(0.11)	(0.16)	(0.10)	(0.02)	-
Cumulative Effect of Accounting Change, Net of Tax	(0.24)	-	-	-	-

Basic Earnings Per Share	$0.66	$1.51	$1.32	$1.32	$2.13

Diluted earnings per share
Income from continuing operations before gain on sale of subsidiary	$0.99	$1.66	$1.40	$1.30	$1.51
Gain on sale of subsidiary, net of tax	-	-	-	-	0.53
Loss from discontinued operation, net of tax	(0.11)	(0.16)	(0.10)	(0.02)	-
Cumulative Effect of Accounting Change, Net of Tax	(0.23)	-	-	-	-

Diluted Earnings Per Share	$0.65	$1.50	$1.30	$1.28	$2.04

Working Capital	$33,986	$45,819	$31,403	$29,862	$30,793
Total Assets	197,610	216,075	150,364	141,802	117,204
Long-Term Debt Including Current Portion	25,850	52,298	19,654	27,840	6,784
Total Shareholders’ Equity	120,442	114,602	99,529	87,842	83,705

(a)	In June 2001 and August 2001, the Company acquired Composite Structures and Fort Defiance in transactions accounted for as purchase business combinations. (See Note 2 to Consolidated Financial Statements for further discussion.)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Ducommun designs, engineers and manufactures aerostructure and electromechanical components and subassemblies principally for the aerospace industry. The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. Domestic commercial aircraft programs include the Boeing 717, 737NG, 747, 757, 767 and 777. Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16, various Sikorsky, Bell, Boeing and Augusta helicopter programs, and various aircraft and shipboard electronics upgrade programs. Space programs include the space shuttle external fuel tank, and various commercial and military space launch and satellite programs.

Critical Accounting Policies

Revenue Recognition

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

Inventory Valuation

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. The Company assesses the inventory carrying value and reduces it if necessary to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. The Company’s customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. The Company maintains an allowance for inventories for potentially excess and obsolete inventories and gross inventory levels that are carried at costs that are higher than their market values. If market conditions are less favorable than those projected by management, such as an unanticipated decline in demand not meeting expectations, inventory write-downs may be required.

Property and Depreciation

Property and equipment, including assets recorded under capital leases, are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives ranging from 2 to 40 years and, in the case of leasehold improvements, over the shorter of the lives of the improvements or the lease term. The Company periodically evaluates long-lived assets for recoverability, when significant changes in conditions occur, and recognizes impairment losses, if any, based upon the fair value of the assets.

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” and was required to analyze its goodwill for impairment during the first quarter 2002. Upon adoption of SFAS 142, in the first quarter of 2002, the Company recorded a non-cash, pre-tax charge of $3,633,000 ($2,325,000 net of tax) for goodwill impairment of its Brice operating unit. The Company will perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances whenever events may dictate an impairment exists. In response to changes in industry and market conditions, the Company may be required to strategically realign its resources and consider restructuring, disposing or otherwise exiting businesses which could result in an impairment of goodwill.

Warranty Liability

The Company quantifies and records an estimate for warranty related costs based on the Company’s actual historical and projected return and failure rates and the current repair costs. Should the Company experience actual return and failure rates, or repair costs that are higher than the estimates used to calculate the provision, the Company’s operating results for the period or periods in which such returns or additional costs materialize will be adversely impacted. During 2002, the Company experienced higher than normal return rates on the main rotor blades manufactured by the Company for the Apache helicopter. Accordingly, during the fourth quarter the Company increased the warranty reserve by $1,605,000. At December 31, 2002 and 2001 the Company’s estimates for warranty liabilities were $1,697,000 and $181,000, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Standards, No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Acquisitions

In August 2001, the Company, through a wholly owned subsidiary, acquired certain assets of the Fort Defiance, Arizona operation of Packard Hughes Interconnect Wiring Systems, a subsidiary of Delphi Automotive Systems Corp. (“Fort Defiance”) for $4,590,000 in cash. Fort Defiance supplies wiring harnesses and cable assemblies for use in commercial and military aerospace applications and other military applications. In June 2001, the Company acquired all of the units of Composite Structures, LLC (“Composite Structures”), for $47,966,000 in cash and $5,354,000 in nonnegotiable promissory notes. Composite Structures designs and manufactures metal, fiberglass and carbon composite aerostructures. In November 1999, the Company, through a wholly owned subsidiary, acquired the assets and assumed certain liabilities of Parsons Precision Products, Inc. (“Parsons”) for $22,073,000 in cash. Parsons is a leading manufacturer of complex titanium hot-formed subassemblies and components for commercial and military aerospace applications. In April 1999, the Company acquired the capital stock of Sheet Metal

Specialties Company (“SMS”) for $10,096,000 in cash, net of cash acquired and payments of other liabilities of SMS, and a $1,500,000 note. SMS was a manufacturer of subassemblies for commercial and military aerospace applications. SMS subsequently became the Chatsworth, California operator of the Company’s MechTronics subsidiary. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results for these acquisitions have been included in the consolidated statements of income since the dates of the respective acquisitions. The cost of the acquisitions was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. These acquisitions accounted for approximately $48,788,000 and $48,788,000 of the excess of cost over net assets acquired at December 31, 2002 and December 31, 2001, respectively. The acquisitions were funded from internally generated cash, notes and other accounts payable to sellers, and borrowings under the Company’s credit agreement (see Financial Condition for additional information). These acquisitions strengthened the Company’s position in the aerospace industry and added complementary lines of business.

Dispositions and Closures

In October 2002, Ducommun sold the capital stock of its airline seating manufacturing subsidiary, Brice Manufacturing Company, Inc. (“Brice”), for $1,300,000 in cash. Brice has been classified as a discontinued operation in the accompanying financial statements. In August 2002, Ducommun shut down its Chatsworth, California facility (which employed approximately 47 people at year-end 2001), and transferred a portion of the business to its MechTronics of Arizona Corp. subsidiary in Phoenix, Arizona.

Results of Operations

2002 Compared to 2001

Net sales in 2002 of $212,446,000 were flat compared to net sales for 2001. Net sales in 2002 benefited from full year sales from the Fort Defiance and Composite Structures acquisitions completed in 2001. These two acquisitions had sales of $63,539,000 in 2002 compared to sales of $43,351,000 in 2001. Excluding the Fort Defiance and Composite Structures acquisitions, sales decreased 12% in 2002 compared to 2001. The Company’s mix of business was approximately 58% military, 38% commercial, and 4% space in 2002, compared to 44% military, 51% commercial, and 5% space in 2001. Foreign sales decreased to 7% of sales in 2002 from 10% in 2001. The Company did not have sales to any foreign country greater than 4% of total sales in 2002 or 2001.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During 2002 and 2001, sales to Boeing were $105,035,000 and $106,106,000, respectively; sales to Raytheon were $26,524,000 and $16,571,000, respectively; and sales to Lockheed Martin were $11,913,000 and $9,556,000, respectively. At December 31, 2002, trade receivables from Boeing, Raytheon and Lockheed Martin were $11,667,000, $1,563,000 and $982,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. During 2002, commercial sales for Boeing aircraft and various regional business aircraft were significantly lower, principally because of the dramatic decline in commercial jet aircraft deliveries. Sales related to commercial business were approximately $79,960,000, or 38% of total sales in 2002. The Boeing 737/737NG program accounted for approximately $29,937,000 in sales in 2002.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $123,606,000, or 58% of total sales in 2002. In 2002, the C-17 program accounted for approximately $34,706,000 in sales and the Apache helicopter program accounted for approximately $22,818,000 in sales.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. During 2002, sales related to space programs were lower due to timing differences in production scheduling for the Space Shuttle program. Sales related to space programs were approximately $8,880,000, or 4% of total sales in 2002.

At December 31, 2002, backlog believed to be firm was approximately $289,857,000, compared to $306,300,000 at December 31, 2001. The backlog decrease from December 31, 2001 was primarily due to lower bookings for commercial programs and partial cancellation by the Company’s customer of firm backlog for the Space Shuttle program. Approximately $146,000,000 of the total backlog is expected to be delivered during 2003.

Gross profit, as a percentage of sales, decreased to 19.5% in 2002 from 26.4% in 2001. This decrease was primarily the result of a 12% drop in sales (adjusted for acquisitions), impact of spreading fixed overhead costs over a smaller sales volume, and increasing pricing pressures on both new contracts and renewals of existing contracts. In addition, gross profit margins declined due to several factors including additional provisions at Ducommun AeroStructures for estimated future losses on new contracts placed into production during 2002, and quality issues with the Company’s Apache helicopter blade program, for which an increase in the warranty reserve and an increase in inventory reserves were recorded. Estimates of overrun provisions are subject to customers’ future production rates and delivery schedules as well as the Company’s future cost structure and learning curve assumptions. During 2002, the Company started production on a contract related to the A330/340 program and experienced significant production cost overruns. Based on currently available information and various assumptions during the second half of 2002, the Company established a $2,100,000 provision for estimated cost overruns on this contract. In addition, the Company manufactures main and tail rotor blades for the Apache helicopter. Approximately 59 of the main rotor blades manufactured by the Company for the Apache helicopter have been identified as potentially nonconforming to specifications. The Company and its customer have developed a testing method to determine which, if any, of these main rotor blades must be repaired or scrapped. Based on currently available information, the Company increased its provision for warranty reserve by $1,605,000 and recorded an additional inventory reserve of $1,402,000 for main rotor blades and related parts included in inventory.

Selling, general and administrative expenses, as a percentage of sales, were 11.5% in 2002, compared to 11.9% in 2001. Selling, general and administrative expenses in 2002 included $1,358,000 of consulting and severance costs and $323,000 of accrued bonuses. Selling, general and administrative expenses in 2001 included $3,677,000 of accrued bonuses and an $808,000 charge for the settlement of a lawsuit brought by Com Dev Consulting Ltd.

Goodwill amortization expense decreased to $0 in 2002 compared to $3,220,000 in 2001. Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a result of the adoption of SFAS No. 141 and SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but rather tested at least annually for impairment. In the first quarter of 2002, the Company recorded a non-cash, pre-tax charge of $3,633,000 for goodwill impairment at its Brice reporting unit in accordance with SFAS No. 142. This charge is reflected as a cumulative effect of accounting change, net of taxes, of $2,325,000, or $0.23 per diluted share.

Interest expense decreased to $1,632,000 in 2002 compared to $2,369,000 for 2001. The decrease in interest expense was primarily due to lower debt levels and lower interest rates in 2002 compared to 2001.

Income tax expense decreased to $5,582,000 in 2002, compared to $9,073,000 in 2001. The decrease in income tax expense was primarily due to the decrease in income before taxes. Cash expended to pay income taxes decreased to $5,822,000 in 2002, compared to $8,454,000 in 2001.

Net income for 2002 was $6,505,000, or $0.65 diluted earnings per share, compared to $14,603,000, or $1.50 diluted earnings per share in 2001. Net income for 2002 included a charge of $2,325,000, or $0.23 per diluted share for goodwill impairment at Brice and a loss from discontinued operation of $1,092,000, or $0.11 per diluted share, for Brice. Net income for 2002, excluding the charge for goodwill impairment and loss from discontinued operation was $9,922,000, or $0.99 per diluted share. Net income for 2002 decreased 55% compared to 2001. Net income for 2001 included a loss from discontinued operation of $1,512,000, or $0.16 per diluted share, for Brice and an after-tax charge of $517,000, or $0.05 per diluted share, for the Com Dev lawsuit settlement, partially offset by a tax benefit of $450,000, or $0.04 per diluted share, for research and development credits used to lower the Company’s effective tax rate. Net income for 2001, excluding the loss from discontinued operation, the charge for the Com Dev lawsuit settlement and the tax benefit noted above was $16,166,000, or $1.66 diluted earning per share.

2001 Compared to 2000

Net sales increased 40% to $212,744,000 in 2001. The increase resulted primarily from an increase in the Company’s sales from the Fort Defiance and Composite Structures acquisitions, as well as higher military sales for the C-17, F-15 and F-18 programs and higher commercial sales for the Boeing 777 and Regional Jet programs. Sales to the C-17 program increased approximately $10,094,000 in 2001. The acquisitions of Fort Defiance and Composite Structures increased sales by approximately $43,351,000 in 2001. Excluding the Fort Defiance and Composite Structures acquisitions, sales increased 11% in 2001 compared to 2000. The Company’s mix of business was approximately 44% military, 51% commercial and 5% space in 2001. Foreign sales decreased to 10% of sales in 2001 from 12% in 2000. The Company did not have sales to any foreign country greater than 5% of total sales in 2001 or 2000.

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

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. During 2001, commercial sales for Boeing aircraft were significantly higher, principally because of the acquisitions of Fort Defiance and Composite Structures. Sales related to commercial business were approximately $108,761,000, or 51% of total sales in 2001.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many land and sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $92,563,000, or 44% of total sales in 2001. The C-17 program accounted for approximately $37,012,000 in sales in 2001.

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

At December 31, 2001, backlog believed to be firm was approximately $306,300,000, compared to $232,700,000 at December 31, 2000. The backlog increase from December 31, 2000 was due primarily to backlog related to the Fort Defiance and Composite Structures acquisitions.

Gross profit, as a percentage of sales, decreased to 26.4% in 2001 from 29.6% in 2000. This decrease was primarily the result of changes in sales mix, pricing pressures from customers, higher production costs, including higher energy costs, operating inefficiencies at Ducommun AeroStructures, and lower gross profit margins, as a percentage of sales, from the Fort Defiance and Composite Structures acquisitions.

Selling, general and administrative expenses, as a percentage of sales, were 11.9% in 2001, compared to 12.5% in 2000. Selling, general and administrative expenses in 2001 included an approximately $808,000 charge for the settlement of a lawsuit brought by Com Dev Consulting Ltd.

In early January 2001, the Company embarked on steps to integrate the marketing, engineering and manufacturing capabilities of its AHF-Ducommun, Aerochem and Parsons subsidiaries to offer a full range of structural components and subassemblies to the Company’s customers. In October 2001, this integration effort was expanded to include Composite Structures.

Goodwill amortization expense, as a percentage of sales, was 1.5% in 2001 and 2000. Interest expense increased 32% to $2,369,000 in 2001 primarily due to higher debt levels in 2001 compared to 2000, partially offset by lower interest rates in 2001.

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Income tax expense increased to $9,073,000 in 2001, compared to $8,410,000 in 2000. The increase in income tax expense was primarily due to the increase in income before taxes, partially offset by a lower effective income tax rate, 36.0% for 2001 compared to 38.0% for 2000. The decrease in the tax rate was primarily due to utilization of research and development tax credits. Cash expended to pay income taxes increased to $8,454,000 in 2001, compared to $5,084,000 in 2000.

Net income for 2001 was $14,603,000, or $1.50 diluted earnings per share, compared to $12,720,000, or $1.30 diluted earnings per share, in 2000. Net income for 2001 increased 15% compared to 2000. Net income for 2001 included a loss from discontinued operation of $1,512,000, or $0.16 per diluted share, for Brice, and an after-tax charge of $517,000, or $0.05 per diluted share, for the Com Dev lawsuit settlement, partially offset by a tax benefit of $450,000, $0.04 per diluted share, for research and development credits used to lower the Company’s effective tax rate. Net income for 2001, excluding the loss from discontinued operation, the charge for the Com Dev lawsuit settlement and the tax benefit noted above was $16,166,000, or $1.66 diluted earning per share. Net income for 2000 included a loss from discontinued operation of $1,001,000, or $0.10 per diluted share, for Brice. Net income for 2000 excluding the loss from discontinued operation was $13,721,000, or $1.40 diluted earning per share.

Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities for 2002, 2001 and 2000 was $25,263,000, $33,321,000 and $20,686,000, respectively. Net cash provided by operating activities for 2002 included $6,505,000 of net income, $8,018,000 of depreciation, an increase of $2,731,000 in provisions for warranty and other inventory reserves, an increase of $1,819,000 in the provision for contract cost overruns, $2,325,000 for the cumulative effect of accounting change, $3,791,000 from decreases in accounts receivable and $699,000 from decreases in inventory, partially offset by a reduction of $820,000 in accounts payable and a $2,884,000 reduction in accrued and other liabilities. Net cash provided by operating activities for 2002 also included $1,323,000 of net cash provided by discontinued operation.

Net cash used in investing activities for 2002 consisted primarily of $3,500,000 of capital expenditures partially offset by the net proceeds from the sale of Brice.

Net cash used in financing activities in 2002 of $25,195,000 included $26,448,000 of net repayments by the Company of principal on outstanding borrowings, partially offset by $1,253,000 of net cash received from the exercise of common stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during 2003. In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for a $75,000,000 unsecured revolving credit line gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.50% at December 31, 2002). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (3.00% at December 31, 2002). At December 31, 2002, the Company had $53,724,000 of unused lines of credit, after deducting $20,300,000 of loans outstanding and $976,000 for an outstanding standby letter of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.40% per annum at December 31, 2002), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

The weighted average interest rate on borrowings outstanding was 3.81% and 3.94% at December 31, 2002 and 2001, respectively.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Aggregate maturities of long-term debt during the next five years are as follows: 2003, $1,501,000; 2004, $3,649,000; 2005, $20,700,000; 2006, $0; 2007, $0.

As part of the acquisition of Composite Structures, described in Note 2, in June 2001, the Company assumed the assets and liabilities of a defined benefit plan covering certain hourly employees of Composite Structures. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit plan are composed primarily of fixed income and equity securities. On December 31, 2002, the Company’s annual measurement date, the accumulated benefit obligation, related to the Company’s Composite Structures subsidiary pension plan, exceeded the fair value of the pension plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. This difference is attributed to (1) an increase in the accumulated benefit obligation that resulted from a decrease in the interest rate used to discount the accumulated benefit obligation to its present settlement amount from 7.00% to 6.50% and (2) a decline in the fair value of the plan assets due to a sharp decrease in the equity markets at December 31, 2002. As a result, in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized a minimum pension liability of $2,679,000, net of tax which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. Additionally, as a result of potential underfunded status of the pension plan, pension expense will be approximately $600,000 in 2003 compared to $285,000 in 2002. Composite Structures, was not required to make any contributions to its pension plan in 2002 but plans to contribute as much as $1,200,000 in 2003.

In October 2002, the Company sold the capital stock of its airline seating manufacturing subsidiary, Brice, for $1,300,000 in cash. The Company recorded a charge of $510,000, net of taxes, or $0.05 per diluted share, in 2002 for the loss on the sale.

The Company expects to spend less than $8,000,000 for capital expenditures in 2003. The Company believes that the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. Accordingly, the Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft and space programs.

Ducommun’s subsidiary, Aerochem, is a major supplier of chemical milling services for the aerospace industry. Aerochem has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its El Mirage, California facility (the “Site”). Aerochem expects to spend approximately $1 million for future investigation and corrective action at the Site, and the Company has established a provision for such costs. However, the Company’s ultimate liability in connection with the Site will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the corrective action.

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

Recent Accounting Pronouncements

In June 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its consolidated financial condition or results of operations.

In August 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), was issued. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, “Accounting Changes.” SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset. The Company adopted SFAS No. 144 during the first quarter of 2002 and, accordingly, reclassified its financial statements for each of the three years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively, to reflect its airline seating manufacturing subsidiary, Brice, as a discontinued operation.

In May 2002, Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS No. 145”), was issued. SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will no longer be permitted for certain extinguishments considered to be part of a company’s risk management strategy. SFAS 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS No. 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS No. 4 for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its consolidated financial condition or results of operations.

In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), was issued. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that liabilities for costs associated with an exit or disposal activity be measured at fair value and not recognized until the liability is incurred. The cumulative effect of a change resulting from revisions to either the timing or the amount of estimated cash flows is recognized as an adjustment to the liability in the period of the change and charged to the same line items in the statement of operations used when the related costs were initially recognized. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is applied prospectively upon adoption and, as a result, does not impact the Company’s current financial position or results of operations.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN No. 45”) was issued. FIN No. 45 clarifies requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company has adopted the annual disclosure provisions of FIN No. 45 in the year ended December 31, 2002 consolidated financial statements. The Company will adopt the provisions for initial recognition and measurement and interim disclosures during the first quarter of 2003. The adoption of FIN No. 45 is not expected to have a material effect on the consolidated financial statements.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123” (“SFAS No. 148”), was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in not only annual, but also interim financial statements about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company is currently evaluating the impact of adopting SFAS No. 148.

Additional Risk Factors

The Company’s business, financial condition, results of operations and cash flows may be affected by known and unknown risks, uncertainties and other factors. Any of these risks, uncertainties and other factors could cause the Company’s future financial results to differ materially from recent financial results or from currently anticipated future financial results. In addition to those noted elsewhere in this report, the Company is subject to the following risks and uncertainties:

Aerospace Markets Are Cyclical

The aerospace markets in which the Company sells its products are cyclical and have experienced periodic declines. The market for the Company’s products sold for new commercial aircraft production is currently experiencing a decline, the depth and duration of which is unknown. The Company’s sales are, therefore, unpredictable and tend to fluctuate based on a number of factors, including economic conditions and developments affecting the aerospace industry and the customers served. For example, the tragic events of September 11, 2001 and the continued downturn in commercial aircraft production have negatively impacted the Company’s operations. If the current economic downturn were to continue for an extended period or if conditions in the commercial aircraft market were to worsen, the negative impact on the Company’s business, financial condition and operating results could be further exacerbated.

Commercial Aircraft Production Rates Are Declining

The Company estimates that, in 2002, approximately 21% of its sales were for Boeing commercial aircraft and approximately 17% of its sales were for other commercial aircraft and miscellaneous nonaerospace commercial applications. The production rate for new commercial aircraft is expected to decline at least through 2004, and the timing of any rebound in new commercial aircraft production is unknown. These reductions in commercial aircraft production are expected to affect adversely the Company’s result of operations and cash flows.

Military and Space-Related Products Are Dependent Upon Government Spending

The Company estimates that, in 2002, approximately 62% of its sales were derived from military and space markets. These military and space markets are largely dependent upon government spending, particularly by the United States government. Changes in the levels of spending for military and space could improve or reduce the Company’s prospects in its military and space markets. The recent tragedy involving the Space Shuttle Columbia may further affect government spending for space programs, which could adversely affect the Company.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter Programs

The Company estimates that, in 2002, approximately 21% of its sales were for Boeing commercial aircraft, 16% of its sales were for the C-17 aircraft, and 11% of its sales were for the Apache helicopter. The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter program are principally for replacement rotor blades. Any significant change in production rates for these programs would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company. For example, the Company manufactures the spoilers for the Boeing 737NG aircraft (the “737 Spoilers”), which contributed approximately $13,918,000 to sales in 2002. The Company has been informed that a competitor has been awarded a contract to produce the 737 Spoilers, although the timing and amount of any transition of work to the competitor is presently unknown.

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

The Company Is Experiencing Competitive Pricing Pressures

The aerospace industry is highly competitive and competitive pressures may adversely affect the Company. The Company competes worldwide with a number of United States and international companies that are larger than it in terms of resources and market share. The Company is experiencing competitive pricing pressures, particularly in its Ducommun AeroStructures business. These competitive pricing pressures have had, and are expected to continue to have, a material adverse effect on the Company’s business, financial condition and operating results. For example, Ducommun AeroStructures has agreed with several customers to reduce its prices by between 2% and 12% during 2003 from the prices in effect at December 31, 2002. Although the exact amounts of the price reductions vary by contract, the price reductions cover contracts under which the Company had aggregate sales of $33,560,000 in 2002.

The Company Faces Risks of Cost Overruns and Losses on Fixed-Price Contracts

The Company sells its products under firm, fixed-price contracts providing for a fixed price for the products regardless of the production costs incurred by the Company. As a result, manufacturing inefficiencies, start-up costs and other factors may result in cost overruns and losses on contracts. The cost of producing products also may be adversely affected by increases in the cost of labor, materials, outside processing, overhead and other factors. In many cases, the Company makes multiyear firm, fixed-price commitments to its customers, without assurance that the Company’s anticipated production costs will be achieved.

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

The Company Faces Risks Associated with Acquisitions and Dispositions of Businesses

A key element of the Company’s long-term strategy has been growth through acquisitions. The Company is continuously reviewing and actively pursuing acquisitions, including acquisitions outside of its current aerospace markets. Acquisitions may require the Company to incur additional indebtedness, resulting in increased leverage, or to issue additional equity, resulting in dilution to existing stockholders. This additional financing for acquisitions and capital expenditures may not be available on terms acceptable or favorable to the Company. Acquired businesses may not achieve anticipated results, and could result in a material adverse effect on the Company’s financial condition, results of operations and cash flows. The Company also periodically reviews its existing businesses to determine if they are consistent with the Company’s strategy. The Company has sold, and may sell in the future, business units and product lines, which may result in either a gain or loss on disposition.

The Company’s acquisition strategy exposes it to risks, including the risk that the Company may not be able to successfully integrate acquired businesses. The Company’s ability to grow by acquisition is dependent upon, among other factors, the availability of suitable acquisition candidates. Growth by acquisition involves risks that could have a material adverse affect on the Company’s business, financial condition and operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets, the potential impairment of goodwill and the potential loss of key employees of acquired companies. The Company may not be able to consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, to satisfactorily integrate these acquired businesses.

Goodwill Could Be Impaired in the Future

In assessing the recoverability of the Company’s goodwill at December 31, 2002, management was required to make certain critical estimates and assumptions. These estimates and assumptions, with respect to the Company’s Ducommun AeroStructures (“DAS”) reporting unit, included that, during the next several years DAS will make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. If any of these or other estimates and assumptions are not realized in the future, the Company may be required to record an impairment charge for the goodwill of DAS. The goodwill of DAS was $36,785,000 at December 31, 2002.

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

Damage or Destruction of the Company’s Facilities Caused by Earthquake or Other Causes Could Adversely Affect the Company’s Financial Results and Financial Condition

Although the Company maintains standard property casualty insurance covering its properties, the Company does not carry any earthquake insurance because of the cost of such insurance. Most of the Company’s properties are located in Southern California, an area subject to frequent and sometimes severe earthquake activity. Even if covered by insurance, any significant damage or destruction of the Company’s facilities could result in the inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to the Company. As a result, any significant damage or destruction of the Company’s properties could have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data under the captions “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Changes in Shareholders’ Equity,” and “Notes to Consolidated Financial Statements,” together with the report thereon of PricewaterhouseCoopers, LLP dated February 21, 2003, appearing on pages 27 through 50 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The information under the caption “Election of Directors” in the 2003 Proxy Statement is incorporated herein by reference.

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

Name (Age)	Positions and Offices Held With Company (Year Elected)	Other Business Experience (Past Five Years)
Joseph C. Berenato (56)	President (1996), Chief Executive Officer (1997) and Chairman of the Board (1999)	–

James S. Heiser (46)	Vice President (1990), Chief Financial Officer (1996), General Counsel (1988), Secretary (1987), and Treasurer (1995)	–

Kenneth R. Pearson (67)	Vice President—Human Resources (1988)	–

Michael W. Williams (48)	Vice President, Corporate Development (1998)	Vice President of Operations of H.R. Textron, Inc. (1996-1998)

Samuel D. Williams (54)	Vice President (1991) and Controller (1988)	–

Paul L. Graham (58)	President of Ducommun Technologies (a group of companies consisting of Ducommun Technologies, Inc. and MechTronics of Arizona Corp.) and each of the Companies of the group (2002)	President of Ducommun Technologies, Inc. (1999-present); President of Com Dev Wireless Systems (1998-1999) President of 3dbm, Inc. (1995-1998)

Anthony Reardon (52)

Acting President of Ducommun AeroStructures (a group of companies consisting of Aerochem, Inc., AHF-Ducommun Incorporated, Parsons Precision Products, Inc. and Composite Structures, LLC) and each of the companies in the group (2002)

Vice President of Business Management of Ducommun Aerostructures (2001-2002), Vice President of Business Management of Composite Structures, LLC (1997-2001)

ITEM 11.	EXECUTIVE COMPENSATION

The information under the caption “Compensation of Executive Officers” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Election of Directors” contained in the paragraph immediately following the table in the 2003 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.	CONTROLS AND PROCEDURES

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

2.    Financial Statement Schedule

The following schedule for the years ended December 31, 2002, 2001 and 2000 is filed herewith:

Report of Independent Accountants on Financial Statement Schedule	50
Schedule II—Valuation and Qualifying Accounts and Reserves	51

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

3.    Exhibits

See Item 15(c) for a list of exhibits.	52-53

Report of Independent Accountants

To the Board of Directors and Shareholders of Ducommun Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 26 present fairly, in all material respects, the financial position of Ducommun Incorporated and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

PricewaterhouseCoopers LLP

Los Angeles, California

February 21, 2003

Consolidated Statements of Income

Year ended December 31,	2002	2001	2000
(In thousands, except per share amounts)

Net Sales	$212,446	$212,744	$152,273

Operating Costs and Expenses:
Cost of goods sold	170,913	156,548	107,140
Selling, general and administrative expenses	24,397	25,419	18,990
Goodwill amortization expense	-	3,220	2,224

Total Operating Costs and Expenses	195,310	185,187	128,354

Operating Income from Continuing Operations	17,136	27,557	23,919
Interest Expense	(1,632)	(2,369)	(1,788)

Income from Continuing Operations Before Taxes	15,504	25,188	22,131
Income Tax Expense	(5,582)	(9,073)	(8,410)

Income from Continuing Operations	9,922	16,115	13,721
Loss from Discontinued Operation, Net of Tax	(1,092)	(1,512)	(1,001)
Cumulative Effect of Accounting Change, Net of Tax	(2,325)	-	-

Net Income	$6,505	$14,603	$12,720

Earnings Per Share:
Basic earnings per share
Income from continuing operations	$1.01	$1.67	$1.42
Loss from discontinued operation, net of tax	(.11)	(.16)	(.10)
Cumulative effect of accounting change, net of tax	(.24)	-	-

Basic Earnings Per Share	$.66	$1.51	$1.32

Diluted earnings per share
Income from continuing operations	$.99	$1.66	$1.40
Loss from discontinued operation, net of tax	(.11)	(.16)	(.10)
Cumulative effect of accounting change, net of tax	(.23)	-	-

Diluted Earnings Per Share	$.65	$1.50	$1.30

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

December 31,	2002	2001
(In thousands, except share data)

Assets
Current Assets:
Cash and cash equivalents	$174	$2,414
Accounts receivable (less allowance for doubtful accounts of $534 and $366)	23,968	27,975
Inventories	41,336	43,436
Deferred income taxes	6,711	5,664
Prepaid income taxes	140	134
Other current assets	4,400	3,753
Assets of discontinued operation held for sale	-	7,980

Total Current Assets	76,729	91,356
Property and Equipment, Net	61,936	66,298
Deferred Income Taxes	1,049	160
Goodwill (Net of Accumulated Amortization of $10,996 and $10,996)	55,532	55,532
Other Assets	2,364	2,729

	$197,610	$216,075

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$1,501	$3,160
Accounts payable	16,203	17,023
Accrued liabilities	25,039	23,909
Liabilities of discontinued operation held for sale	-	1,445

Total Current Liabilities	42,743	45,537
Long-Term Debt, Less Current Portion	24,349	49,138
Deferred Income Taxes	3,122	2,688
Other Long-Term Liabilities	6,954	4,110

Total Liabilities	77,168	101,473

Commitments and Contingencies
Shareholders’ Equity:
Common stock -- $.01 par value; authorized 35,000,000 shares; issued 9,863,985 shares in 2002 and 9,695,458 shares in 2001	99	97
Additional paid-in capital	37,925	35,913
Retained earnings	85,097	78,592
Accumulated other comprehensive loss	(2,679)	-

Total Shareholders’ Equity	120,442	114,602

	$197,610	$216,075

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Year ended December 31,	2002	2001	2000
(In thousands)

Cash Flows from Operating Activities:
Net Income	$6,505	$14,603	$12,720
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and amortization	8,018	11,080	8,750
Deferred income tax provision (benefit)	485	(1,909)	(923)
Income tax benefit related to the exercise of nonqualified stock options	761	184	703
Provision for doubtful accounts	216	-	159
Gain on sale of assets	(279)	-	-
Charge related to the sale of Brice	861	-	-
Provision for warranty and other inventory reserves	2,731	105	-
Provision for contract cost overruns	1,819	407	-
Cumulative effect of accounting change, net of tax	2,325	-	-
Changes in Assets and Liabilities, Net of Effects from Acquisitions and Disposition:
Accounts receivable	3,791	(546)	(1,754)
Inventories	699	435	(6,061)
Prepaid income taxes	(6)	-	1,730
Other assets	(282)	72	(482)
Accounts payable	(820)	3,244	2,808
Accrued and other liabilities	(2,884)	6,189	1,765

Net Cash Provided by Operating Activities from Continuing Operations	23,940	33,864	19,415
Net Cash Provided by (Used in) Operating Activities from Discontinued Operation	1,323	(543)	1,271

Net Cash Provided by Operating Activities	25,263	33,321	20,686

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(3,500)	(6,013)	(10,803)
Proceeds from Sale of Brice	1,300	-	-
Acquisition of Businesses	-	(52,556)	-

Net Cash Used in Investing Activities	(2,200)	(58,569)	(10,803)

Cash Flows from Financing Activities:
Net (Repayment) Borrowings of Long-Term Debt	(26,448)	27,290	(8,186)
Purchase of Common Stock for Treasury	-	-	(1,230)
Net Cash Effect of Exercise (Repurchases) Related to Stock Options	1,253	286	(506)

Net Cash (Used in) Provided by Financing Activities	(25,195)	27,576	(9,922)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,132)	2,328	(39)
Cash and Cash Equivalents—Beginning of Year	2,414	86	125

Cash and Cash Equivalents—End of Year	$282	$2,414	$86

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$1,726	$2,522	$1,769
Income Taxes Paid	$5,822	$8,454	$5,084

Supplemental information for Non-Cash Investing and Financing Activities:

See Note 2 for non-cash investing activities related to the acquisition of businesses.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except share data)

Balance at December 31, 1999	9,568,510	$104	$45,597	$51,269	$(9,128)	$-	$87,842
Stock options exercised	313,025	3	1,171	-	-	-	1,174
Stock repurchased related to the exercise of stock options	(167,178)	(2)	(1,678)	-	-	-	(1,680)
Income tax benefit related to the exercise of nonqualified stock options	-	-	703	-	-	-	703
Common stock repurchased for treasury	(109,900)	-	-	-	(1,230)	-	(1,230)
Treasury stock retired	-	(8)	(9,120)	-	9,128	-	-
Net Income	-	-	-	12,720	-	-	12,720

Balance at December 31, 2000	9,604,457	97	36,673	63,989	(1,230)	-	99,529
Stock options exercised	146,750	2	1,088	-	-	-	1,090
Stock repurchased related to the exercise of stock options	(55,749)	(1)	(803)	-	-	-	(804)
Income tax benefit related to the exercise of nonqualified stock options	-	-	184	-	-	-	184
Treasury stock retired	-	(1)	(1,229)	-	1,230	-	-
Net Income	-	-	-	14,603	-	-	14,603

Balance at December 31, 2001	9,695,458	97	35,913	78,592	-	-	114,602
Stock options exercised	267,797	3	3,357	-	-	-	3,360
Stock repurchased related to the exercise of stock options	(99,270)	(1)	(2,106)				(2,107)
Income tax benefit related to the exercise of nonqualified stock options	-	-	761	-	-	-	761
Minimum pension liability adjustment	-	-	-	-	-	(2,679)	(2,679)
Net Income	-	-	-	6,505	-	-	6,505

Balance at December 31, 2002	9,863,985	$99	$37,925	$85,097	$-	$(2,679)	$120,442

See accompanying notes to consolidated financial statements.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exist, the price is fixed or determinable, collection is reasonable assured and delivery of products has occurred or services have been rendered. The Company records provisions for estimated losses on contracts in the period in which such losses are identified. Accordingly, in 2002, the Company recorded a $2,100,000 provision for estimated cost overruns related to a contract placed into production.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses from the inability of customers to make required payments. The allowance for doubtful accounts is evaluated periodically based on the aging of accounts receivable, the financial condition of customers and their payment history, historical write-off experience and other assumptions.

Inventory Valuation

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. The Company assesses the inventory carrying value and reduces it if necessary to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. The Company’s customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. The Company maintains an allowance for inventories for potentially excess and obsolete inventories and gross inventory levels that are carried at costs that are higher than their market values. If market conditions are less favorable than those projected by management, such as an unanticipated decline in demand not meeting expectations, inventory write-downs may be required.

Property and Depreciation

Property and equipment, including assets recorded under capital leases, are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives and, in the case of leasehold improvements, over the shorter of the lives of the improvements or the lease term. The Company evaluates long-lived assets for recoverability, when significant changes in conditions occur, and recognizes impairment losses, if any, based upon the fair value of the assets.

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

Warranty Liability

The Company quantifies and records an estimate for warranty related costs based on the Company’s actual historical and projected return and failure rates and the current repair costs. Should the company experience actual return and failure rates or repair costs that are higher than the estimated return and failure rates or repair costs used to calculate the provision, the Company’s operating results for the period or periods in which such returns or additional costs materialize will be adversely impacted. During 2002 the Company experienced higher than normal return rates on the main rotor blades manufactured by the Company for the Apache helicopter. Accordingly, during the fourth quarter the Company increased the warranty reserve by $1,605,000.

Income Taxes

The Company accounts for income taxes in accordance with Statements of Financial Standards, No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Litigation and Commitments

In the normal course of business, the Company and its subsidiaries are defendants in certain litigation, claims and inquiries, including matters relating to environmental laws. In addition, the Company makes various commitments and incurs contingent liabilities. Management’s estimates regarding contingent liabilities could differ from actual results.

Environmental Liabilities

Environmental liabilities are recorded when environmental assessments and/or remedial efforts are probable, and costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each year. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each year. In 2002, 2001 and 2000, income available to common shareholders was $6,505,000, $14,603,000 and $12,720,000, respectively. In 2002, 2001 and 2000, the weighted average number of common shares outstanding was 9,806,000, 9,662,000 and 9,650,000, respectively, and the dilutive shares associated with stock options were 148,000, 64,000 and 111,000, respectively.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. SFAS No. 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income, as reflected in the Consolidated Statements of Shareholders’ Equity, was comprised of a minimum pension liability adjustment of $2,679,000, net of tax, at December 31, 2002.

Recent Accounting Pronouncements

In June 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its consolidated financial condition or results of operations.

In August 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), was issued. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, “Accounting Changes.” SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset. The Company adopted SFAS No. 144 during the first quarter of 2002 and, accordingly, reclassified its financial statements for each of the three years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively, to reflect its airline seating manufacturing subsidiary, Brice, as a discontinued operation.

In May 2002, Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS No. 145”), was issued. SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will no longer be permitted for certain extinguishments considered to be part of a company’s risk management strategy. SFAS 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS No. 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS No. 4 for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its consolidated financial condition or results of operations.

In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), was issued. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that liabilities for costs associated with an exit or disposal activity be measured at fair value and not recognized until the liability is incurred. The cumulative effect of a change resulting from revisions to either the timing or the amount of estimated cash flows is recognized as an adjustment to the liability in the period of the change and charged to the same line items in the statement of operations used when the related costs were initially recognized. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is applied prospectively upon adoption and, as a result does not impact the Company’s current financial position or results of operations.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN No. 45”) was issued. FIN No. 45 clarifies requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN No. 45 are effective for the Company commencing in the fourth quarter of 2002. The Company has adopted the annual disclosure provisions of FIN No. 45 in the year ended December 31, 2002 consolidated financial statements. The Company will adopt the provisions for initial recognition and measurement and interim disclosures during the first quarter of 2003. The adoption of this Interpretation is not expected to have a material effect on the consolidated financial statements.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123” (“SFAS No 148”), was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in not only annual, but also interim financial statements about the effect the fair value method would have had on reported results. The Company is currently evaluating the impact of adopting SFAS No. 148. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal year ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002.

Use of Estimates

Certain amounts and disclosures included in the consolidated financial statements required management to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2. Acquisitions and Disposition

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

The acquisitions of Fort Defiance and Composite Structures were accounted for under the purchase method of accounting and, accordingly, the operating results for Fort Defiance, and Composite Structures have been included in the consolidated statements of income since the dates of the respective acquisitions. The cost of the acquisitions was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. These acquisitions accounted for approximately $22,984,000 and $22,984,000 of goodwill at December 31, 2002 and December 31, 2001, respectively.

The following table presents unaudited pro forma consolidated operating results for the Company for the year ended December 31, 2001 as if the Fort Defiance and Composite Structures acquisitions had occurred as of the beginning of the period presented.

2001
(In thousands, except per share amounts)

Net sales	$258,960
Net earnings	14,460
Basic earnings per share	1.50
Diluted earnings per share	1.49

The unaudited pro forma consolidated operating results of the Company are not necessarily indicative of the operating results that would have been achieved had the Fort Defiance and Composite Structures acquisitions been consummated at the beginning of the period presented, and should not be construed as representative of future operating results.

In October 2002, the Company sold the capital stock of its airline seating manufacturing subsidiary, Brice, for $1,300,000 in cash. The Company recorded a charge of $861,000 ($510,000, net of taxes, or $0.05 per diluted share), in 2002 for the loss on the sale. The Company’s financial statements for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively, have been reclassified to reflect Brice as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Brice have been condensed in the accompanying consolidated statements of income, consolidated balance sheets and consolidated statements of cash flows.

Summarized financial information for the discontinued operation is as follows:

	2002	2001	2000
(In Thousands)

Net Sales	$6,099	$12,161	$13,438
Cost of Sales	5,226	10,402	10,610

Gross Profit	873	1,759	2,828
Selling, General & Administrative Expenses	1,783	3,494	3,814
Goodwill Amortization Expense	-	628	628

Operating Loss	(910)	(2,363)	(1,614)
Income Tax Benefit	328	851	613

Net Loss From Operation	(582)	(1,512)	(1,001)
Loss on Sale, Net of Tax	(510)	-	-

	$(1,092)	$(1,512)	$(1,001)

As of December 31,	2001
(In thousands)

Cash	$8
Accounts Receivables, Net	1,946
Inventories	1,633
Other Current Assets	111
Property, Plant & Equipment, Net	649
Goodwill	3,633

Total Assets	$7,980

Accounts Payable	$576
Accrued Liabilities	869

Total Liabilities	$1,445

Note 3.  Inventories

Inventories consist of the following:

December 31,	2002	2001
(In thousands)

Raw materials and supplies	$12,469	$15,477
Work in process	31,555	29,482
Finished goods	1,766	1,612

	45,790	46,571
Less progress payments	4,454	3,135

Total	$41,336	$43,436

Work in process inventories include amounts under long-term fixed price contracts aggregating $23,658,000 and $21,773,000 at December 31, 2002 and 2001, respectively.

Note 4.  Property and Equipment

Property and equipment consist of the following:

December 31,	2002	2001	Range of Estimated Useful Lives
(In thousands)

Land	$14,487	$14,210
Buildings and improvements	28,242	28,196	5 - 40 Years
Machinery and equipment	66,583	64,169	2 - 20 Years
Furniture and equipment	9,636	9,016	2 - 10 Years
Construction in progress	602	981

	119,550	116,572
Less accumulated depreciation and amortization	57,614	50,274

Total	$61,936	$66,298

Depreciation expense was $8,018,000, $7,229,000 and $5,911,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 5.  Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Pursuant to the impairment recognition provisions of SFAS No. 142, a pre-tax goodwill impairment loss of $3,633,000 ($2,325,000 after-tax) was recognized related to the Brice reporting unit during the first quarter of 2002. The fair value of the Brice reporting unit was estimated by an independent valuation expert using the expected present value of future cash flows in accordance with SFAS No. 142.

The following sets forth a reconciliation of net income and earnings per share information for the years ended December 31, 2002, 2001 and 2000 as adjusted for the nonamortization provisions of SFAS No. 142:

Year Ended December 31,	2002	2001	2000
(In thousands, except per share amounts)

Reported net income	$6,505	$14,603	$12,720
Add back: Goodwill amortization	-	3,220	2,224

Adjusted net income	$6,505	$17,823	$14,944

Basic earnings per share:
Reported net income	$0.66	$1.51	$1.32
Goodwill amortization	-	0.33	0.23

Adjusted net income	$0.66	$1.84	$1.55

Diluted earnings per share:
Reported net income	$0.65	$1.50	$1.30
Goodwill amortization	-	0.33	0.23

Adjusted net income	$0.65	$1.83	$1.53

Changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

December 31,	2002	2001
(In thousands)

Balance at beginning of period	$59,165	$39,056
Goodwill additions	-	23,957
Goodwill amortization expense	-	(3,848)
Transitional impairment charge	(3,633)	-

	55,532	59,165
Goodwill reclassification in 2002	-	(3,633)

Balance at end of period	$55,532	$55,532

Note 6.  Accrued Liabilities

Accrued liabilities consist of the following:

December 31,	2002	2001
(In thousands)

Accrued compensation	$10,636	$12,189
Provision for environmental costs	4,056	4,157
Customer deposits	2,056	1,149
Accrued contract loss provisions	2,591	772
Accrued warranty reserves	1,697	181
Accrued state franchise and sales tax	343	2,066
Other	3,660	3,395

Total	$25,039	$23,909

The Company manufactures main rotor blades for the Apache helicopter. Approximately 59 of the main rotor blades manufactured by the Company for the Apache helicopter have been identified as potentially nonconforming to specifications. The Company and its customer have developed a testing method to determine which, if any, of these main rotor blades must be repaired or scrapped. Based on currently available information, the Company increased its provision for warranty by $1,605,000 and recorded an additional inventory reserve of $1,402,000 for main rotor blades and related parts included in inventory.

Note 7.  Long-Term Debt

Long-term debt is summarized as follows:

December 31,	2002	2001
(In thousands)

Bank credit agreement	$20,300	$43,000
Term and real estate loans	1,981	3,144
Notes and other liabilities for acquisitions	3,569	6,154

Total debt	25,850	52,298
Less current portion	1,501	3,160

Total long-term debt	$24,349	$49,138

In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for a $75,000,000 unsecured revolving credit line gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.50% at December 31, 2002). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (3.00% at December 31, 2002). At December 31, 2002, the Company had $53,724,000 of unused lines of credit, after deducting $20,300,000 of loans outstanding and $976,000 for an outstanding standby letter of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.40% per annum at December 31, 2002), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

The weighted average interest rate on borrowings outstanding was 3.81% and 3.94% at December 31, 2002 and 2001, respectively.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Aggregate maturities of long-term debt during the next five years are as follows: 2003, $1,501,000; 2004, $3,649,000; 2005, $20,700,000; 2006, $0; 2007, $0.

Note 8.    Shareholders’ Equity

At December 31, 2002 and 2001, no preferred shares were issued or outstanding.

Since 1998, the Company’s Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. From 1998 to 2000, the Company repurchased in the open market 1,918,962 shares of its common stock for a total of $25,296,000 and cancelled 1,809,062 shares of treasury stock. The Company cancelled 109,900 shares of treasury stock during 2001. The Company did not repurchase any of its common stock during 2002 and 2001.

Note 9.    Stock Options

The Company has three stock option or incentive plans. Stock awards may be made to directors, officers and key employees under the stock plans on terms determined by the Compensation Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. Stock options have been and may be granted to directors, officers and key employees under the stock plans at prices not less than 100% of the market value on the date of grant, and expire not more than ten years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. At December 31, 2002 and 2001, options for 310,498 and 407,975 shares of common stock were exercisable, respectively.

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

Year ended December 31,	2002	2001	2000
(In thousands, except per share amounts)

Net Income:
As reported	$6,505	$14,603	$12,720
Pro forma	6,203	14,081	12,229
Earnings per common share:
As reported:
Basic	$.66	$1.51	$1.32
Diluted	.65	1.50	1.30
Pro forma:
Basic	$.63	$1.46	$1.27
Diluted	.62	1.45	1.25

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: dividend yields of zero percent; expected monthly volatility of 44.64, 37.77, and 39.23 percent; risk-free interest rates of 4.21, 4.65, and 6.53 percent; and expected option life of four years for 2002, 2001 and 2000. The weighted average fair value of options granted during 2002, 2001, and 2000, for which the exercise price equals the market price on the grant date, was $5.50, $4.77 and $4.24.

At December 31, 2002, 270,787 common shares were available for future grants and 667,815 common shares were reserved for the exercise of outstanding options. Option activity during the three years ended December 31, 2002 was as follows:

	Number Of Shares	Weighted Average Exercise Price of Options Outstanding
Outstanding at December 31, 1999	1,003,912	$10.278
Granted	118,500	10.628
Exercised	(313,025)	3.751
Forfeited	(32,537)	15.187

Outstanding at December 31, 2000	776,850	12.755
Granted	414,000	13.188
Exercised	(146,750)	7.424
Forfeited	(42,950)	13.098

Outstanding at December 31, 2001	1,001,150	13.701
Granted	84,000	13.613
Exercised	(267,797)	12.547
Forfeited	(149,538)	14.643

Outstanding at December 31, 2002	667,815	$13.942

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2002:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 2.333 - $ 7.999	375	0.83	$2.333	375	$2.333
$ 8.000 - $11.999	154,050	4.33	11.001	71,775	10.882
$12.000 - $17.999	404,115	4.88	13.107	144,823	13.012
$18.000 - $23.210	109,275	0.93	21.214	93,525	21.426

Total	667,815	4.10	$13.942	310,498	$15.041

Note 10.  Employee Benefit Plans

The Company has an unfunded supplemental retirement plan that was suspended in 1986, but which continues to cover certain former executives. The accumulated benefit obligations under the plan at December 31, 2002 and December 31, 2001 were $536,000 and $556,000, respectively, which are included in accrued liabilities.

The Company sponsors for all of its employees, a 401(k) defined contribution plan under which employees can make annual voluntary contributions not to exceed the lesser of an amount equal 25% of their compensation or limits established by the Internal Revenue Code. The Company generally provides a match equal to 50 percent of the employees’ contributions up to the first 4 percent of compensation, except for union employees at Composite Structures who are not eligible to receive the match. The Company matching contributions for the years ended December 31, 2002, 2001 and 2000 were approximately $1,148,000, $1,045,000 and $657,000, respectively.

The Company provides certain health care benefits for retired employees. Employees become eligible for these benefits if they meet minimum age and service requirements, are eligible for retirement benefits and agree to contribute a portion of the cost. As of December 31, 2002, there were 93 current and retired employees and dependents eligible for such benefits. Eligibility for additional employees to become covered by retiree health benefits was terminated in 1988. The Company accrues postretirement health care benefits over the period in which active employees become eligible for such benefits. The accrued postretirement benefit cost under these plans is included in accrued liabilities.

The components of net periodic post retirement benefits cost for these plans are as follows:

Year ended December 31,	2002	2001	2000
(In thousands)

Service cost	$-	$-	$-
Interest cost	80	95	98
Amortization of net transition obligation	84	84	84
Amortization of actuarial gain	(22)	(19)	(19)

Net periodic postretirement benefit cost	$142	$160	$163

The actuarial liabilities for these postretirement benefits are as follows:

December 31,	2002	2001
(In thousands)

Beginning obligation (January 1)	$1,267	$1,327
Interest cost	80	94
Actuarial gain	(5)	12
Benefits paid	(160)	(166)

Benefit obligation (December 31)	1,182	1,267
Unrecognized net transition obligation	(235)	(319)
Unrecognized net gain	332	349

Accrued benefit cost	$1,279	$1,297

The accumulated postretirement benefit obligations at December 31, 2002 and 2001 were determined using an assumed discount rate of 6.50% and 7.00%, respectively. For measurement purposes, an 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002; the rate was assumed to decrease gradually to 5.5% in the year 2009 and remain at that level thereafter over the projected payout period of the benefits.

A 1.0% increase in the assumed annual health care cost trend rate would increase the present value of the accumulated postretirement benefit obligation at December 31, 2002 by $0 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $0.

As part of the acquisition of Composite Structures, described in Note 2, in June 2001, the Company assumed the assets and liabilities of a defined benefit plan covering certain hourly employees of Composite Structures. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for this plan is as follows:

Year ended December 31,	2002	2001
(In thousands)

Service cost	$403	$333
Interest cost	536	506
Expected return on assets	(696)	(803)
Amortized losses	42	-

Net periodic pension cost	$285	$36

The actuarial prepayment for these postretirement benefits is as follows:

December 31,	2002	2001
(In thousands)

Beginning obligation	$(7,822)	$(7,155)
Service cost	(403)	(333)
Interest cost	(536)	(506)
Actuarial gain	17	(164)
Benefits paid	317	336

Benefit obligation	(8,427)	(7,822)
Fair value of assets	6,399	7,898
Unrecognized net loss	3,173	1,353

Prepaid pension cost	$1,145	$1,429

Minimum pension liability adjustment, net of tax	$(2,679)	$-

Weighted–average assumptions:
Expected long-term rate of return	9.00%	9.00%
Weighted-average discount rate	6.50%	7.00%

On December 31, 2002, the Company’s annual measurement date, the accumulated benefit obligation, related to the Company’s Composite Structures subsidiary pension plan, exceeded the fair value of the pension plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. This difference is attributed to (1) an increase in the accumulated benefit obligation that resulted from a decrease in the interest rate used to discount the projected benefit obligation to its present settlement amount from 7.00% to 6.50% and (2) a decline in the fair value of the plan assets due to a sharp decrease in the equity markets at December 31, 2002. As a result, in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized a minimum pension liability of $2,679,000, net of tax, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improved or contributions cause the pension plan to return to fully funded status.

In addition to the defined benefit plan described above, the Company also sponsors for Composite Structures, LLC a 401(k) defined contribution plan for its union employees. Under the plan, union employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 10 percent of their compensation or limits established by the Internal Revenue Code.

Note 11.  Leases

The Company leases certain facilities and equipment for periods ranging from 1 to 9 years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2002, 2001 and 2000, was $3,429,000, $3,296,000 and $3,069,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at December 31, 2002 are as follows:

Lease Commitments
(In thousands)

2003	$2,244
2004	1,683
2005	1,203
2006	562
2007	529
Thereafter	2,098

Total	$8,319

Note 12.  Income Taxes

The provision for income tax expense/(benefit) consists of the following:

Year ended December 31,	2002	2001	2000
(In thousands)

Current tax expense:
Federal	$4,351	$9,416	$8,290
State	746	1,566	1,043

	5,097	10,982	9,333

Deferred tax expense/(benefit):
Federal	323	(1,702)	(636)
State	162	(207)	(287)

	485	(1,909)	(923)

Income tax expense from continuing operations	5,582	9,073	8,410
Income tax benefit from:
Loss from discontinued operation	(679)	(851)	(613)
Change in accounting principle—FAS No. 142	(1,308)	-	-

Income Tax Expense	$3,595	$8,222	$7,797

Deferred tax assets (liabilities) are comprised of the following:

December 31,	2002	2001
(In thousands)

Allowance for doubtful accounts	$286	$556
Contract cost overrun reserves	1,045	318
Employment-related reserves	1,946	2,403
Environmental reserves	686	710
Inventory reserves	2,188	1,376
Minimum pension liability	494	-
State tax credit carryforwards	395	160
Warranty reserves	730	116
Other	810	900

	8,580	6,539
Depreciation	(3,942)	(3,403)

Net deferred tax assets	$4,638	$3,136

The principal reasons for the variation from the customary relationship between income taxes and income from continuing operations before income taxes are as follows:

Year ended December 31,	2002	2001	2000

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	4.0	3.6	3.2
Goodwill amortization	1.4	2.6	2.5
Benefit of research and development tax credits	(2.9)	(4.0)	-
Benefit of foreign sales corporation	(2.5)	(0.5)	(0.5)
Benefit of state tax credit carryforwards	-	(0.7)	(0.8)
Other	0.6	-	(1.4)

Effective Income Tax Rate	35.6%	36.0%	38.0%

Note 13.  Contingencies

The Company’s subsidiary, Aerochem, Inc. (“Aerochem”), is a major supplier of chemical milling services for the aerospace industry. Aerochem has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its El Mirage, California facility (the “Site”). Aerochem expects to spend approximately $1 million for future investigation and corrective action at the Site, and the Company has established a provision for such costs. However, the Company’s ultimate liability in connection with the Site will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the correction action.

In the normal course of business, the Company and its subsidiaries are defendants in certain other litigation, claims and inquiries, including matters relating to environmental laws. In addition, the Company makes various commitments and incurs contingent liabilities. While it is not feasible to predict the outcome of these matters, the Company does not presently expect that any sum it may be required to pay in connection with these matters would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 14.  Major Customers and Concentrations of Credit Risk

The Company provides proprietary products and services to most of the prime aerospace and aircraft manufacturers. As a result, the Company’s sales and trade receivables are concentrated principally in the aerospace industry.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During 2002, 2001 and 2000, sales to Boeing were $105,035,000, $106,106,000 and $61,109,000, respectively; sales to Raytheon were $26,524,000, $16,571,000 and $14,242,000, respectively; and sales to Lockheed Martin were $11,913,000, $9,556,000 and $12,685,000, respectively. At December 31, 2002, trade receivables from Boeing, Raytheon and Lockheed Martin were $11,667,000, $1,563,000 and $982,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

In 2002, 2001 and 2000, foreign sales to manufacturers worldwide were $14,509,000, $28,006,000 and $26,267,000, respectively. The Company had no sales to a foreign country greater than 5% of total sales in 2002, 2001 and 2000, respectively. The amounts of revenue, profitability and identifiable assets attributable to foreign operations are not material when compared with revenue, profitability and identifiable assets attributed to United States domestic operations during 2002, 2001 and 2000.

Note 15.  Business Segment Information

The Company supplies products and services to the aerospace industry. The Company’s subsidiaries are organized into two strategic businesses, each of which is a reportable operating segment. Ducommun AeroStructures (“DAS”) manufactures aerospace structural components and subassemblies. Ducommun Technologies (“DT”) manufactures aerospace electromechanical components and subsystems. The accounting policies of the segments are the same as those of the Company, as described in Note 1, Summary of Significant Accounting Policies.

Financial Accounting Standards Board Statement No. 31, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”) establishes standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Financial information by operating segment is set forth below:

Year Ended December 31,	2002	2001	2000
(In thousands)

Net Revenue:
DAS	$136,747	$146,876	$98,665
DT	75,703	65,904	53,629
Intercompany	(4)	(36)	(21)

Total Net Sales	$212,446	$212,744	$152,273

Segment Operating Income (1):
DAS	$9,133	$23,390	$20,699
DT	13,733	10,632	7,816

	22,866	34,022	28,515
Corporate General and Administrative Expenses	(5,730)	(6,465)	(4,596)

Total Operating Income	$17,136	$27,557	$23,919

Depreciation and Amortization Expenses:
DAS	$6,127	$6,955	$4,842
DT	1,477	3,093	2,905
Discontinued Operation	258	980	987
Corporate Administration	156	52	16

Total Depreciation and Amortization Expenses	$8,018	$11,080	$8,750

Capital Expenditures:
DAS	$2,508	$4,491	$9,791
DT	1,014	1,284	742
Discontinued Operation	29	221	266
Corporate Administration	3	17	4

Total Capital Expenditures	$3,554	$6,013	$10,803

(1) Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

As of December 31,	2002	2001
(In thousands)

Total Assets
DAS	$135,374	$141,917
DT	46,961	50,058
Assets of Discontinued Operation	-	7,980
Corporate Administration	15,275	16,120

Total Assets	$197,610	$216,075

Goodwill
DAS	$36,785	$36,785
DT	18,747	18,747
Discontinued Operation	-	3,633

Total Goodwill	$55,532	$59,165

Note 16.  Quarterly Financial Data (Unaudited)

	2002				2001

Three months ended	Dec 31	Sep 28	Jun 29	Mar 30	Dec 31	Sep 29	Jun 30	Mar 31

(in thousands, except per share amounts)

Sales and Earnings
Net Sales	$50,263	$51,403	$56,148	$54,632	$57,461	$63,857	$46,632	$44,794

Gross Profit	6,570	9,153	12,921	12,889	16,082	15,766	12,697	11,651

Operating Income from Continuing Operations	936	4,204	4,449	5,915	7,697	7,068	5,348	5,075
Income Tax Expense	(337)	(1,514)	(1,601)	(2,130)	(2,427)	(2,686)	(2,032)	(1,928)

Income from Continuing Operations	599	2,690	2,848	3,785	5,270	4,382	3,316	3,147
Loss from Discontinued Operation, Net of Tax	(58)	(603)	(201)	(230)	(746)	(593)	(51)	(122)
Cumulative Effect of Accounting Change, Net of Tax	-	-	-	(2,325)	-	-	-	-

Net Income	$541	$2,087	$2,647	$1,230	$4,524	$3,789	$3,265	$3,025

Earnings Per Share:
Basic earnings per share
Income from continuing operations before	$.06	$.27	$.29	$.39	$.55	$.45	$.35	$.32
Income from discontinued operations, net of tax	(.01)	(.06)	(.02)	(.02)	(.08)	(.06)	(.01)	(.01)
Cumulative effect of accounting change, net of tax	-	-	-	(.24)	-	-	-	-

Basic Earnings Per Share	$.05	$.21	$.27	$.13	$.47	$.39	$.34	$.31

Diluted earnings per share
Income from continuing operations	$.06	$.27	$.28	$.39	$.54	$.45	$.34	$.32
Income from discontinued operations, net of tax	(.01)	(.06)	(.02)	(.02)	(.08)	(.06)	(.01)	(.01)
Cumulative effect of accounting change, net of tax	-	-	-	(.24)	-	-	-	-

Diluted Earnings Per Share	$.05	$.21	$.26	$.13	$.46	$.39	$.33	$.31

Report of Independent Accountants on

Financial Statement Schedule

To the Board of Directors and Shareholders

of Ducommun Incorporated:

Our audits of the consolidated financial statements referred to in our report dated February 21, 2003 on page 27 of this Form 10-K also included an audit of the financial statement schedule listed in the index appearing under Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers, LLP

Los Angeles, California

February 21, 2003

DUCOMMUN INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II

Column A	Column B	Column C				Column D			Column E
		Additions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts			Deductions			Balance at End of Period

	FOR THE YEAR ENDED DECEMBER 31, 2002

Allowance for Doubtful Accounts	$1,243,000	$191,000				$ $	23,000 877,000	(b) (d)	$534,000

	FOR THE YEAR ENDED DECEMBER 31, 2001

Allowance for Doubtful Accounts	$1,161,000	$253,000		$50,000	(c)		$221,000	(b)	$1,243,000

	FOR THE YEAR ENDED DECEMBER 31, 2000

Allowance for Doubtful Accounts	$153,000	$1,061,000	$ $	35,000 18,000	(a) (c)	$ $	67,000 39,000	(b) (c)	$1,161,000

(a)	Collections on previously written off accounts.

(b)	Write-offs on uncollectible accounts.

(c)	Changes in allowance for doubtful accounts related to acquisitions.

(d)	Changes in allowance for doubtful accounts related to sale of subsidiary

(b)	Reports on Form 8-K

None

(c)	Exhibits

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

4.5        Amendment No. 2 to Credit Agreement dated as of December 23, 2002 among Ducommun Incorporated and the lenders referred to therein.

*	10.1 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1990.

*	10.2 1994 Stock Incentive Plan, as amended May 7, 1998. Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1997.

*	10.3 2001 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 26, 2001.

*	10.4 Form of Nonqualified Stock Option Agreement, for grants to employees prior to January 1, 1999, under the 1994 Stock Incentive Plan and the 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1990.

*	10.5 Form of Nonqualified Stock Option Agreement, for grants to employees after January 1, 1999, under the 2001 Stock Incentive Plan, the 1994 Stock Incentive Plan and the 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999.

*	10.6 Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan, and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1996.

*	10.7 Form of Nonqualified Stock Option Agreement for nonemployee directors under the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

*	10.8 Form of Key Executive Severance Agreement entered with six current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999. All of the Key Executive Severance Agreements are identical except for the name of the executive officer and the date of the Agreement:

Executive Officer	Date of Agreement

Joseph C. Berenato	November 4, 1991
Paul L. Graham	April 10, 2000
James S. Heiser	July 27, 1988
Kenneth R. Pearson	July 27, 1988
Michael W. Williams	October 25, 1999
Samuel D. Williams	June 21, 1989

*	10.9 Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement

Norman A. Barkeley	July 29, 1987
Joseph C. Berenato	November 4, 1991
H. Frederick Christie	October 23, 1985
Eugene P. Conese, Jr.	January 26, 2000
Ralph D. Crosby, Jr.	January 26, 2000
Robert C. Ducommun	December 31, 1985
James S. Heiser	May 6, 1987
Kevin S. Moore	October 15, 1994
Thomas P. Mullaney	April 8, 1987
Kenneth R. Pearson	July 27, 1988
Michael W. Williams	October 25, 1999
Samuel D. Williams	November 11, 1988

*	10.10 Description of 2003 Executive Officer Bonus Arrangement.

*	10.11 Directors’ Deferred Compensation and Retirement Plan, as amended October 29, 1993. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1993.

*	10.12 Ducommun Incorporated Executive Retirement Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

*	10.13 Ducommun Incorporated Executive Compensation Deferral Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 3, 1993.

*	10.14 Ducommun Incorporated Executive Compensation Deferral Plan No. 2 dated October 15, 1994. Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 1994.

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

Date: February 25, 2003		DUCOMMUN INCORPORATED

	By:	/s/ Joseph C. Berenato

Joseph C. Berenato Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2003	By:	/s/ Joseph C. Berenato

Joseph C. Berenato
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2003	By:	/s/ James S. Heiser

James S. Heiser
Vice President, Chief Financial Officer, General Counsel, Secretary and Treasurer (Principal Financial Officer)

Date: February 25, 2003	By:	/s/ Samuel D. Williams

Samuel D. Williams
Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)

DIRECTORS

By:	/s/ Norman A. Barkeley	Date:	February 25, 2003

Norman A. Barkeley

By:	/s/ Joseph C. Berenato	Date:	February 25, 2003

Joseph C. Berenato

By:	/s/ Eugene P. Conese, Jr.	Date:	February 25, 2003

Eugene P. Conese, Jr.

By:	/s/ Ralph D. Crosby, Jr.	Date:	February 25, 2003

Ralph D. Crosby, Jr.

By:	/s/ H. Frederick Christie	Date:	February 25, 2003

H. Frederick Christie

By:	/s/ Robert C. Ducommun	Date:	February 25, 2003

Robert C. Ducommun

By:	/s/ Kevin S. Moore	Date:	February 25, 2003

Kevin S. Moore

By:	/s/ Thomas P. Mullaney	Date:	February 25, 2003

Thomas P. Mullaney

CERTIFICATION

I, Joseph C. Berenato, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-K of Ducommun Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003

/s/ Joseph C. Berenato

President and Chief Executive Officer

CERTIFICATION

I, James S. Heiser, Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Ducommun Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003

/s/ James S. Heiser

Vice President and Chief Financial Officer