Form 10-Q
period 2003-04-05
DUCOMMUN INC /DE/
filed 2003-05-09
CIK 30305

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 5, 2003, there were outstanding 9,873,551 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 5, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$322	$174
Accounts receivable (less allowance for doubtful accounts of $455 and $534)	27,230	23,968
Inventories	42,338	41,336
Deferred income taxes	7,404	6,711
Prepaid income taxes	63	140
Other current assets	4,355	4,400

Total Current Assets	81,712	76,729
Property, Plant and Equipment, Net	61,487	61,936
Deferred Income Taxes	889	1,049
Goodwill (Net of Accumulated Amortization of $10,996 and $10,996)	55,532	55,532
Other Assets	2,191	2,364

	$201,811	$197,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,338	$1,501
Accounts payable	17,483	16,203
Accrued liabilities	28,131	25,039

Total Current Liabilities	48,952	42,743
Long-Term Debt, Less Current Portion	17,985	24,349
Deferred Income Taxes	3,122	3,122
Other Long-Term Liabilities	8,069	6,954

Total Liabilities	78,128	77,168

Commitments and Contingencies
Shareholders’ Equity:
Common stock—$.01 par value; authorized 35,000,000 shares; issued 9,873,551 shares in 2003 and 9,863,985 shares in 2002	99	99
Additional paid-in capital	38,058	37,925
Retained earnings	88,205	85,097
Accumulated other comprehensive loss	(2,679)	(2,679)

Total Shareholders’ Equity	123,683	120,442

	$201,811	$197,610

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For Three Months Ended
	April 5, 2003	March 30, 2002
Net Sales	$55,041	$54,632
Operating Costs and Expenses:
Cost of goods sold	43,028	41,743
Selling, general and administrative expenses	6,983	6,459

Total Operating Costs and Expenses	50,011	48,202

Operating Income from Continuing Operations	5,030	6,430
Interest Expense	(321)	(515)

Income from Continuing Operations Before Taxes	4,709	5,915
Income Tax Expense	(1,601)	(2,130)

Income from Continuing Operations	3,108	3,785
Loss From Discontinued Operation, Net of Tax	—	(230)
Cumulative Effect of Accounting Change, Net of Tax	—	(2,325)

Net Income	$3,108	$1,230

Earnings Per Share:
Basic earnings per share:
Income from continuing operations	$0.31	$0.39
Loss from discontinued operation, net of tax	—	(0.02)
Cumulative effect of accounting change, net of tax	—	(0.24)

Basic earnings per share	$0.31	$0.13

Diluted earnings per share:
Income from continuing operations	$0.31	$0.39
Loss from discontinued operation, net of tax	—	(0.02)
Cumulative effect of accounting change, net of tax	—	(0.24)

Diluted earnings per share	$0.31	$0.13

Weighted Average Number of Common Shares
Outstanding:
Basic	9,873	9,703
Diluted	9,894	9,750
Data above have been reclassified to reflect Brice Manufacturing Company, Inc., as a discontinued operation for the three months ended March 30, 2002.

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For Three Months Ended
	April 5, 2003	March 30, 2002
Cash Flows from Operating Activities:
Net Income	$3,108	$1,230
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and amortization	1,886	2,047
Deferred income tax benefit	(533)	(1,461)
Income tax benefit related to the exercise of nonqualified stock options	7	402
Provision for doubtful accounts	—	45
Cumulative effect of accounting change, net of tax	—	2,325
Changes in Assets and Liabilities:
Accounts receivable	(3,262)	(2,212)
Inventories	(1,002)	(2,143)
Other assets	295	388
Accounts payable	1,280	(120)
Accrued and other liabilities	4,207	(154)

Net Cash Provided by Operating Activities from Continuing Operations	5,986	347
Net Cash Provided by Operating Activities from Discontinued Operation	—	844

Net Cash Provided by Operating Activities	5,986	1,191

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(1,434)	(852)

Net Cash Used in Investing Activities	(1,434)	(852)

Cash Flows from Financing Activities:
Net Repayment of Long-Term Debt	(4,527)	(2,440)
Net Cash Effect of Exercise of Stock Options	123	156

Net Cash Used in Financing Activities	(4,404)	(2,284)

Net Increase (Decrease) in Cash and Cash Equivalents	148	(1,945)
Cash and Cash Equivalents—Beginning of Period	174	2,414

Cash and Cash Equivalents—End of Period	$322	$469

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$208	$425
Income Taxes Paid	$16	$1,648
Supplemental information for Non-Cash Investing and Financing Activities:
See Note 2 for non-cash investing activities related to the disposition of business.

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Consolidation

The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months ended April 5, 2003 and March 30, 2002. The consolidated financial statements include the accounts of the Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating inter-company balances and transactions. The financial information included in the quarterly report should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto included in its annual report on Form 10-K for the year ended December 31, 2002.

Cash Equivalents

Cash equivalents consist of highly liquid instruments with original maturities of three months or less. The cost of these investments approximates fair value.

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

Inventory Valuation

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. The Company assesses the inventory carrying value and reduces it if necessary to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. The Company’s customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. The Company maintains an allowance for inventories for potentially excess and obsolete inventories and gross inventory levels that are carried at costs that are higher than their net realizable values. If market conditions are less favorable than those projected by management, such as an unanticipated decline in demand not meeting expectations, inventory write-downs may be required.

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

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and was required to analyze its goodwill for impairment during the first quarter 2002, and then on a periodic basis thereafter.

Warranty Liability

The Company quantifies and records an estimate for warranty related costs based on the Company’s actual historical and projected return and failure rates and the current repair costs. Should the Company experience actual return and failure rates or repair costs that are higher than the estimated return and failure rates or repair costs used to calculate the provision, the Company’s operating results for the period or periods in which such returns or additional costs materialize will be adversely impacted. At

April 5, 2003 and December 31, 2002 the Company’s estimates for warranty liabilities were $1,679,000 and $1,697,000, respectively. During the period December 31, 2002 through April 5, 2003, there were no significant changes in the Company’s warranty liabilities.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. SFAS No. 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income, as reflected in the Consolidated Statements of Shareholders’ Equity, was comprised of a minimum pension liability adjustment of $2,679,000, net of tax, at April 5, 2003 and December 31, 2002.

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

Note 2.  Disposition

In October 2002, the Company sold the capital stock of its airline seating manufacturing subsidiary, Brice Manufacturing Company, Inc. (“Brice”). The Company’s financial statements for the three months ended March 30, 2002 have been reclassified to reflect Brice as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Brice have been condensed in the accompanying consolidated statements of income, consolidated balance sheets and consolidated statements of cash flows for 2002.

Summarized financial information for Brice is as follows:

(In thousands) For Three Months Ended March 30, 2002
Net Sales	$1,605
Cost of Sales	1,411

Gross Profit	194
Selling, General & Administrative Expenses	554

Operating Loss	(360)
Income Tax Benefit	130

Net Loss From Operation	$(230)

Note 3.  Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period. For the three months ended April 5, 2003 and March 30, 2002, income available to common shareholders was $3,108,000 and $1,230,000, respectively. The weighted average number of common shares outstanding for the three months ended April 5, 2003 and March 30, 2002 were 9,873,000 and 9,703,000, and the diluted shares associated with stock options were 21,000 and 47,000, respectively.

Note 4.  Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Pursuant to the impairment recognition provisions of SFAS No. 142, a pre-tax goodwill impairment loss of $3,633,000 ($2,325,000 after-tax) was recognized related to the Brice Manufacturing Company, Inc. (“Brice”) reporting unit during the first quarter of 2002.

Pursuant to the nonamortization provisions of SFAS No. 142, there was no goodwill amortization expense in 2003 and 2002, respectively.

Note 5.  Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	April 5, 2003	December 31, 2002
Bank credit agreement	$15,800	$20,300
Term and real estate loans	1,954	1,981
Notes and other liabilities for acquisitions	3,569	3,569

Total debt	21,323	25,850
Less current portion	3,338	1,501

Total long-term debt	$17,985	$24,349

In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for a $75,000,000 unsecured revolving credit line gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.50% at April 5, 2003). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (2.80% at April 5, 2003). At April 5, 2003, the Company had $58,625,000 of unused lines of credit, after deducting $15,800,000 of loans outstanding and $575,000 for an outstanding standby letter of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.40% per annum at April 5, 2003), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Aggregate maturities of long term debt during the next five years are as follows: 2003, $1,473,000; $2004, $3,649,000; 2005, $16,200,000; 2006, $0; 2007, $0.

Note 6.  Shareholders’ Equity

At April 5, 2003 and March 30, 2002, no preferred shares were issued or outstanding.

The Company did not repurchase any of its common stock during 2003 and 2002.

Note 7. Stock Options

The Company has three stock option or incentive plans. Stock awards may be made to directors, officers and key employees under the stock plans on terms determined by the Compensation Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. Stock options have been and may be granted to directors, officers and key employees under the stock plans at prices not less than 100% of the market value on the date of grant, and expire not more than ten years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. At April 5, 2003, 375,189 common shares were reserved for the exercise of outstanding options.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123” (“SFAS No. 148”), was issued. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in not only annual, but also interim financial statements about the effect the fair value method would have had on reported results.

In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans based on the fair value method. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earnings per share would be reduced to the pro forma amounts indicated below:

	(In thousands) Three Months Ended
	April 5, 2003	March 30, 2002
Net Income:
As reported	$3,108	$1,230
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(99)	(90)

Pro forma	3,009	1,140

Earnings per common share:
As reported:
Basic	$.31	$.13
Diluted	.31	.13
Pro forma:
Basic	$.30	$.12
Diluted	.30	.12

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Note 8. Contingencies

The Company’s subsidiary, Aerochem, Inc. (“Aerochem”), is a major supplier of chemical milling services for the aerospace industry. Aerochem was directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its El Mirage, California facility (the “Site”). Aerochem continues to work with the environmental agencies, and expects to spend approximately $1 million for future investigation and corrective action at the Site, and the Company has established a provision for such costs. However, the Company’s ultimate liability in connection with the Site will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the correction action.

The Company’s subsidiary, Composite Structures, LLC (“CSLLC”), is a major supplier of composite and metal bond aerostructures for the aerospace industry. CSLLC and several other companies have been ordered by a California environmental agency to investigate and clean up soil and groundwater contamination at CSLLC’s Monrovia, California facility. CSLLC has filed a petition for review of the order.

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

Note 9. Major Customers and Concentrations of Credit Risk

The Company provides proprietary products and services to most of the prime aerospace and aircraft manufacturers. As a result, the Company’s sales and trade receivables are concentrated principally in the aerospace industry.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the first three months of 2003 and 2002, sales to Boeing were $29,143,000 and $27,133,000, respectively; sales to Raytheon were $7,111,000 and $6,937,000, respectively; and sales to Lockheed Martin were $3,117,000 and $2,684,000, respectively. At April 5, 2003, trade receivables from Boeing, Raytheon and Lockheed Martin were $12,990,000, $2,973,000 and $530,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Note 10. Business Segment Information

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

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Financial information by operating segment is set forth below:

	(In thousands) Three Months Ended
	April 5, 2003	March 30, 2002
Net Sales:
DAS	$35,805	$36,497
DT	19,236	18,135

Total Net Sales	$55,041	$54,632

Segment Operating Income (1):
DAS	$3,550	$5,005
DT	3,289	2,940

	6,839	7,945
Corporate General and Administrative Expenses	(1,809)	(1,515)

Total Operating Income	$5,030	$6,430

Depreciation and Amortization Expenses:
DAS	$1,535	$1,519
DT	313	401
Discontinued Operation	-	87
Corporate Administration	38	40

Total Depreciation and Amortization Expenses	$1,886	$2,047

Capital Expenditures:
DAS	$1,231	$654
DT	203	182
Discontinued Operation	-	14
Corporate Administration	-	2

Total Capital Expenditures	$1,434	$852

(1) Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	April 5, 2003	December 31, 2002
Total Assets
DAS	$139,095	$135,374
DT	46,547	46,961
Corporate Administration	16,169	15,275

Total Assets	$201,811	$197,610

Goodwill
DAS	$36,785	$36,785
DT	18,747	18,747

Total Goodwill	$55,532	$55,532

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

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) and was required to analyze its goodwill for impairment during the first quarter 2002. Upon adoption of SFAS No. 142, in the first quarter of 2002, the Company recorded a non-cash, pre-tax charge of $3,633,000 ($2,325,000 net of tax) for goodwill impairment of its Brice operating unit. The Company performs goodwill impairment tests on an annual basis and between annual tests in certain circumstances whenever events may dictate an impairment exists. In response to changes in industry and market conditions, the Company may be required to strategically realign its resources and consider restructuring, disposing or otherwise exiting businesses which could result in an impairment of goodwill.

Warranty Liability

The Company quantifies and records an estimate for warranty related costs based on the Company’s actual historical and projected return and failure rates and the current repair costs. Should the Company experience actual return and failure rates, or repair costs that are higher than the estimates used to calculate the provision, the Company’s operating results for the period or periods in which such returns or additional costs materialize will be adversely impacted. At April 5, 2003 and December 31, 2002 the Company’s estimates for warranty liabilities were $1,679,000 and $1,697,000, respectively.

During the period December 31, 2002 through April 5, 2003, there were no significant changes in the Company’s warranty liabilities.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Disposition

In October 2002, Ducommun sold the capital stock of its airline seating manufacturing subsidiary, Brice. Brice has been classified as a discontinued operation in the accompanying financial statements for the three months ended March 31, 2002.

Results of Operations

First Quarter of 2003 Compared to First Quarter of 2002

Net sales in the first quarter of 2003 were $55,041,000 compared to $54,632,000 for the first quarter of 2002. The Company’s mix of business in the first quarter of 2003 was approximately 65% military, 31% commercial, and 4% space, compared to 52% military, 43% commercial, and 5% space in the first quarter of 2002.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the first quarters of 2003 and 2002, sales to Boeing were $29,143,000 and $27,133,000, respectively; sales to Raytheon were $7,111,000 and $6,937,000, respectively; and sales to Lockheed Martin were $3,117,000 and $2,684,000, respectively. At April 5, 2003, trade receivables from Boeing, Raytheon and Lockheed Martin were $12,990,000, $2,973,000 and $530,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. During the first quarter of 2003, commercial sales for Boeing aircraft and various regional and business aircraft were significantly lower, principally because of the dramatic decline in commercial jet aircraft deliveries. Sales related to commercial business were approximately $17,153,000, or 31% of total sales in the first quarter of 2003, compared to sales of $23,374,000, or 43% of total sales in the first quarter of 2002. The Boeing 737/737NG program accounted for approximately $6,315,000 and $8,679,000 in sales in the first quarters of 2003 and 2002, respectively.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $35,514,000, or 65% of total sales in the first quarter of 2003, compared to sales of $28,465,000, or 52% of sales in the first quarter of 2002. Military sales increased, particularly for the Apache helicopter program and various military electronics upgrade programs. In the first quarters of 2003 and 2002, the C-17 program accounted for sales of approximately $9,802,000 and $9,592,000, respectively, and the Apache helicopter program accounted for sales of approximately $7,609,000 and $4,275,000, respectively.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $2,374,000, or 4% of total sales in the first quarter 2003, compared to sales of $2,793,00, or 5% of total sales in the first quarter of 2002.

At April 5, 2003, backlog believed to be firm was approximately $293,823,000, compared to $289,857,000 at December 31, 2002. The backlog increase from December 31, 2002 was primarily due to higher bookings for the Apache helicopter program, partially offset by lower bookings for commercial programs. Approximately $117,000,000 of the total backlog is expected to be delivered during 2003.

Gross profit, as a percentage of sales, decreased to 21.8% in the first quarter of 2003 from 23.6% in the first quarter of 2002. This decrease was primarily the result of pricing pressures on both new contracts and renewals of existing contracts, increases in manufacturing costs and lower commercial build rates.

Selling, general and administrative expenses, as a percentage of sales, were 12.7% in the first quarter of 2003, compared to 11.8% in the first quarter of 2002. Selling, general and administrative expenses in 2003 included severance costs of $279,000.

Interest expense decreased to $321,000 in the first quarter of 2003 compared to $515,000 for the first quarter of 2002. The decrease in interest expense was primarily due to lower debt levels and lower interest rates in 2003 compared to 2002.

Income tax expense decreased to $1,601,000 in the first quarter of 2003, compared to $2,130,000 in the first quarter of 2002. The decrease in income tax expense was primarily due to the decrease in income from continuing operations before taxes and a lower effective income tax rate of 34.0% for the first quarter of 2003 compared to 36.0% for the first quarter of 2002. Cash expended to pay income taxes decreased to $16,000 in the first quarter of 2003, compared to $1,648,000 in the first quarter of 2002.

Net income for the first quarter of 2003 was $3,108,000, or $0.31 diluted earnings per share, compared to $1,230,000, or $0.13 diluted earnings per share in the first quarter of 2002. Net income for the first quarter of 2002 included a non-cash after-tax charge of $2,325,000, or $0.24 per diluted share for goodwill impairment at Brice in accordance with SFAS No. 142 and a loss from discontinued operation of $230,000, or $0.02 per diluted share, for Brice. Net income for the first quarter of 2002, excluding the charge for goodwill impairment and loss from discontinued operation was $3,785,000, or $0.39 per diluted share.

Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities for the first quarters of 2003 and 2002 was $5,986,000 and $1,191,000, respectively. Net cash provided by operating activities for the first quarter of 2003 included $3,108,000 of net income, $1,886,000 of depreciation, an increase of $1,280,000 in trade payables due to timing of payments to suppliers to optimize discounts and payment periods, an increase of $1,026,000 in customer deposits, mainly related to customer prepayments and progress billings, an increase in $664,000 in accrued state franchise and sales taxes, an increase of $859,000 in accrued compensation, which includes bonus and severance costs and an increase of $1,658,000 in all other accrued expenses, partially offset by a $3,262,000 increase in accounts receivable due to the timing of billing activities to customers and a $1,002,000 increase in inventory for increases in work in process for future shipments to customers.

Net cash used in investing activities for the first quarter of 2003 consisted primarily of $1,434,000 of capital expenditures.

Net cash used in financing activities in the first quarter of 2003 of $4,404,000 included $4,527,000 of net repayments by the Company of principal on outstanding borrowings, partially offset by $123,000 of net cash received from the exercise of common stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during 2003. In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for a $75,000,000 unsecured revolving credit line gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.50% at April 5, 2003). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (2.80% at April 5, 2003). At April 5, 2003, the Company had $58,625,000 of unused lines of credit, after deducting $15,800,000 of loans outstanding and $575,000 for an outstanding standby letter of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.40% per annum at April 5, 2003), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Aggregate maturities of long term debt during the next five years are as follows: 2003, $1,473,000; $2004, $3,649,000; 2005, $16,200,000; 2006, $0; 2007, $0.

The Company leases certain facilities and equipment for periods ranging from 1 to 9 years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in the first quarters of 2003 and 2002 was $799,000 and $831,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at April 5, 2003 are as follows:

(In thousands) Lease Commitments
2003	$1,648
2004	1,683
2005	1,203
2006	562
2007	529
Thereafter	2,098

Total	$7,723

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

Ducommun’s subsidiary, Aerochem, is a major supplier of chemical milling services for the aerospace industry. Aerochem was directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its El Mirage, California facility (the “Site”). Aerochem continues to work with the environmental agencies, and expects to spend approximately $1 million for future investigation and corrective action at the Site, and the Company has established a provision for such costs. However, the Company’s ultimate liability in connection with the Site will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the corrective action.

The Company’s subsidiary, Composite Structures, LLC (“CSLLC”), is a major supplier of composite and metal bond aerostructures for the aerospace industry. CSLLC and several other companies have been ordered by a California environmental agency to investigate and clean up soil and groundwater contamination at CSLLC’s Monrovia, California facility. CSLLC has filed a petition for review of the order.

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

Recent Accounting Pronouncements

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123” (“SFAS No. 148”), was issued. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in not only annual, but also interim financial statements about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted interim disclosure requirements of SFAS No. 148.

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

Commercial Aircraft Production Rates Are Declining

The Company estimates that, in the first quarter of 2003, approximately 18% of its sales were for Boeing commercial aircraft and approximately 13% of its sales were for other commercial aircraft and miscellaneous nonaerospace commercial applications. The production rate for new commercial aircraft is expected to decline at least through 2004, and the timing of any rebound in new commercial aircraft production is unknown. These reductions in commercial aircraft production are expected to affect adversely the Company’s result of operations and cash flows.

Military and Space-Related Products Are Dependent Upon Government Spending

The Company estimates that, in the first quarter of 2003, approximately 69% of its sales were derived from military and space markets. These military and space markets are largely dependent upon government spending, particularly by the United States government. Changes in the levels of spending for military and space could improve or reduce the Company’s prospects in its military and space markets. The tragedy involving the Space Shuttle Columbia may further affect government spending for space programs, which could adversely affect the Company.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter Programs

The Company estimates that, in the first quarter of 2003, approximately 18% of its sales were for Boeing commercial aircraft, 18% of its sales were for the C-17 aircraft, and 14% of its sales were for the

Apache helicopter. The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter program are principally for replacement rotor blades. Any significant change in production rates for these programs would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company. For example, the Company manufactures the spoilers for the Boeing 737NG aircraft (the “737 Spoilers”), which contributed approximately $2,860,000 to sales in the first quarter of 2003. The Company has been informed that a competitor has been awarded a contract to produce the 737 Spoilers, although the timing and amount of any transition of work to the competitor is presently unknown.

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

The Company Is Experiencing Competitive Pricing Pressures

The aerospace industry is highly competitive and competitive pressures may adversely affect the Company. The Company competes worldwide with a number of United States and international companies that are larger than it in terms of resources and market share. The Company is experiencing competitive pricing pressures, particularly in its Ducommun AeroStructures business. These competitive pricing pressures have had, and are expected to continue to have, a material adverse effect on the Company’s business, financial condition and operating results. For example, Ducommun AeroStructures has agreed with several customers to reduce its prices by between 2% and 12% during 2003 from the prices in effect at December 31, 2002. Although the exact amounts of these price reductions vary by contract, the price reductions cover contracts under which the Company had aggregate sales of approximately $33,560,000 in 2002.

The Company Faces Risks of Cost Overruns and Losses on Fixed-Price Contracts

The Company sells its products under firm, fixed-price contracts providing for a fixed price for the products regardless of the production costs incurred by the Company. As a result, manufacturing inefficiencies, start-up costs and other factors may result in cost overruns and losses on contracts. The cost of producing products also may be adversely affected by increases in the cost of labor, materials, outside processing, overhead and other factors. In many cases, the Company makes multi-year firm, fixed-price commitments to its customers, without assurance that the Company’s anticipated production costs will be achieved.

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

Goodwill Could Be Impaired in the Future

In assessing the recoverability of the Company’s goodwill at December 31, 2002, management was required to make certain critical estimates and assumptions. These estimates and assumptions, with respect to the Company’s Ducommun AeroStructures (“DAS”) reporting unit, included that, during the next several years DAS will make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. If any of these or other estimates and assumptions are not realized in the future, the Company may be required to record an impairment charge for the goodwill of DAS. The goodwill of DAS was $36,785,000 at April 5, 2003.

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

Environmental Liabilities Could Adversely Affect the Company’s Financial Results

The Company is subject to various environmental laws and regulations. The Company is investigating and taking corrective action for groundwater contamination at its Aerochem subsidiary’s El Mirage, California site. The Company has been ordered to investigate and clean up soil and groundwater contamination at its CSLLC subsidiary’s Monrovia, California site. The Company is also a potentially responsible party at certain sites at which it previously disposed of hazardous wastes. There can be no assurance that future developments, lawsuits and administrative actions, and liabilities relating to environmental matters will not have a material adverse effect on the Company’s results of operations or cash flows.

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

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1.	Bylaws as amended and restated on March 25, 2003.

(b)	The Company filed a report on Form 8-K dated February 26, 2003 reporting under Item 5 that the Company issued a press release dated February 26, 2003 regarding fourth quarter 2002 results.

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

Date:  May 9, 2003

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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ JAMES S. HEISER
Vice President and Chief Financial Officer