Form 10-Q
period 2003-07-05
DUCOMMUN INC /DE/
filed 2003-08-07
CIK 30305

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period form                      to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 5, 2003, there were outstanding 9,873,551 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 5, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$220	$174
Accounts receivable (less allowance for doubtful accounts of $533 and $534)	26,555	23,968
Inventories	43,438	41,336
Deferred income taxes	6,782	6,711
Prepaid income taxes	—	140
Other current assets	4,554	4,400

Total Current Assets	81,549	76,729
Property, Plant and Equipment, Net	61,076	61,936
Deferred Income Taxes	889	1,049
Goodwill	55,532	55,532
Other Assets	1,979	2,364

	$201,025	$197,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,709	$1,501
Accounts payable	15,256	16,203
Accrued liabilities	28,127	25,039

Total Current Liabilities	47,092	42,743
Long-Term Debt, Less Current Portion	16,200	24,349
Deferred Income Taxes	3,122	3,122
Other Long-Term Liabilities	6,937	6,954

Total Liabilities	73,351	77,168

Commitments and Contingencies
Shareholders’ Equity:
Common stock—$.01 par value; authorized 35,000,000 shares; issued 9,873,551 shares in 2003 and 9,863,985 shares in 2002	99	99
Additional paid-in capital	38,058	37,925
Retained earnings	92,196	85,097
Accumulated other comprehensive loss	(2,679)	(2,679)

Total Shareholders’ Equity	127,674	120,442

	$201,025	$197,610

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For Three Months Ended
	July 5, 2003	June 29, 2002
Net Sales	$56,211	$56,148

Operating Costs and Expenses:
Cost of goods sold	43,282	43,227
Selling, general and administrative expenses	7,105	8,005

Total Operating Costs and Expenses	50,387	51,232

Operating Income from Continuing Operations	5,824	4,916
Interest Expense	(244)	(467)

Income from Continuing Operations Before Taxes	5,580	4,449
Income Tax Expense	(1,589)	(1,601)

Income from Continuing Operations	3,991	2,848
Loss From Discontinued Operation, Net of Tax	—	(201)

Net Income	$3,991	$2,647

Earnings Per Share:
Basic:
Income from continuing operations	$0.40	$0.29
Loss from discontinued operation, net of tax	—	(0.02)

	$0.40	$0.27

Diluted:
Income from continuing operations	$0.40	$0.28
Loss from discontinued operation, net of tax	—	(0.02)

	$0.40	$0.26

Weighted Average Number of Common Shares
Outstanding:
Basic	9,874	9,802
Diluted	9,897	10,040

Data above have been reclassified to reflect Brice Manufacturing Company, Inc., as a discontinued operation for the three months ended June 29, 2002.

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For Six Months Ended
	July 5, 2003	June 29, 2002
Net Sales	$111,252	$110,780

Operating Costs and Expenses:
Cost of goods sold	86,310	84,970
Selling, general and administrative expenses	14,088	14,464

Total Operating Costs and Expenses	100,398	99,434

Operating Income from Continuing Operations	10,854	11,346
Interest Expense	(565)	(982)

Income from Continuing Operations Before Taxes	10,289	10,364
Income Tax Expense	(3,190)	(3,731)

Income from Continuing Operations	7,099	6,633
Loss From Discontinued Operation, Net of Tax	—	(431)
Cumulative Effect of Accounting Change, Net of Tax	—	(2,325)

Net Income	$7,099	$3,877

Earnings Per Share:
Basic:
Income from continuing operations	$0.72	$0.68
Loss from discontinued operation, net of tax	—	(0.04)
Cumulative effect of accounting change, net of tax	—	(0.24)

	$0.72	$0.40

Diluted:
Income from continuing operations	$0.72	$0.67
Loss from discontinued operation, net of tax	—	(0.04)
Cumulative effect of accounting change, net of tax	—	(0.24)

	$0.72	$0.39

Weighted Average Number of Common Shares
Outstanding:
Basic	9,873	9,753
Diluted	9,895	9,913

Data above have been reclassified to reflect Brice Manufacturing Company, Inc., as a discontinued operation for the six months ended June 29, 2002.

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For Six Months Ended
	July 5, 2003	June 29, 2002
Cash Flows from Operating Activities:
Net Income	$7,099	$3,877
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and amortization	3,768	4,087
Deferred income tax provision (benefit)	89	(2,030)
Income tax benefit related to the exercise of nonqualified stock options	7	648
Cumulative effect of accounting change, net of tax	—	2,325
Changes in Assets and Liabilities:
Accounts receivable	(2,587)	(1,129)
Inventories	(2,102)	27
Other assets	371	(85)
Accounts payable	(947)	(937)
Accrued and other liabilities	3,071	(3)

Net Cash Provided by Operating Activities from Continuing Operations	8,769	6,780
Net Cash Provided by Operating Activities from Discontinued Operation	—	1,677

Net Cash Provided by Operating Activities	8,769	8,457

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(2,908)	(1,493)

Net Cash Used in Investing Activities	(2,908)	(1,493)

Cash Flows from Financing Activities:
Net Repayment of Long-Term Debt	(5,941)	(9,867)
Net Cash Effect of Exercise of Stock Options	126	946

Net Cash Used in Financing Activities	(5,815)	(8,921)

Net Increase (Decrease) in Cash and Cash Equivalents	46	(1,957)
Cash and Cash Equivalents—Beginning of Period	174	2,414

Cash and Cash Equivalents—End of Period	$220	$457

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$572	$1,163
Income Taxes Paid	$2,439	$5,739

Supplemental information for Non-Cash Investing and Financing Activities:
See Note 2 for non-cash investing activities related to the disposition of business.

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Consolidation

The consolidated balance sheets as of July 5, 2003 and December 31, 2002, the consolidated statements of income for the three months and six months ended July 5, 2003 and June 29, 2002 and the consolidated statements of cash flows for the six months ended July 5, 2003 and June 29, 2002 are unaudited. The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating inter-company balances and transactions. The financial information included in the quarterly report should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto included in its annual report on Form 10-K for the year ended December 31, 2002.

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

Property and Depreciation

Property and equipment, including assets recorded under capital leases, are recorded at cost. Depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives and, in the case of leasehold improvements, over the shorter of the lives of the improvements or the lease terms. The Company evaluates long-lived assets for recoverability, when significant changes in conditions occur, and recognizes impairment losses, if any, based upon the fair value of the assets.

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company may incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company performs goodwill impairment test on an annual basis and between annual tests, in certain circumstances, whenever events may indicate an impairment may have occurred. In assessing the recoverability of the Company’s goodwill, management makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Warranty Liability

The Company quantifies and records an estimate for warranty related costs based on the Company’s actual historical and projected return and failure rates and the current repair costs. Should the Company experience actual return and failure rates or repair costs that are higher than the estimated return and failure rates or repair costs used to calculate the provision, the Company’s operating results for the period or periods in which such returns or additional costs materialize will be adversely impacted. At July 5, 2003 and December 31, 2002 the Company’s estimates for warranty liabilities were $1,709,000 and $1,697,000, respectively. During the period December 31, 2002 through July 5, 2003, there were no significant changes in the Company’s warranty liabilities.

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

The Company’s effective tax rate may vary significantly from period to period, particularly as a result of differences in tax credits available to the Company.

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. SFAS No. 130 defines these as items of other comprehensive income. Accumulated other comprehensive loss was comprised of a minimum pension liability adjustment of $2,679,000, net of tax, at July 5, 2003 and December 31, 2002.

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

Note 2.  Disposition

In October 2002, the Company sold the capital stock of its airline seating manufacturing subsidiary, Brice Manufacturing Company, Inc. (“Brice”). The Company’s financial statements for the three months and six months ended June 29, 2002 have been reclassified to reflect Brice as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Brice have been condensed in the accompanying consolidated statement of income and consolidated statement of cash flows for 2002.

Summarized financial information for Brice is as follows:

	(In thousands)
	For Three Months Ended June 29, 2002	For Six Months Ended June 29, 2002
Net Sales	$1,932	$3,537

Operating Costs and Expenses:
Cost of goods sold	1,652	3,063
Selling, general and administrative expenses	593	1,147

Total Operating Costs and Expenses	2,245	4,210

Operating Loss	(313)	(673)
Income Tax Benefit	112	242

Net Loss	$(201)	$(431)

Note 3.  Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period. For the three months ended July 5, 2003 and June 29, 2002, income available to common shareholders was $3,991,000 and $2,647,000, respectively. The weighted average number of common shares outstanding for the three months ended July 5, 2003 and June 29, 2002 were 9,874,000 and 9,802,000, and the diluted shares associated with stock options were 23,000 and 238,000, respectively. For the six months ended July 5, 2003 and June 29, 2002, income available to common shareholders was $7,099,000 and $3,877,000, respectively. The weighted average number of common shares outstanding for the six months ended July 5, 2003 and June 29, 2002 were 9,873,000 and 9,753,000, and the diluted shares associated with stock options were 22,000 and 160,000, respectively.

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

Note 5.  Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	July 5, 2003	December 31, 2002
Bank credit agreement	$15,800	$20,300
Term and real estate loans	1,924	1,981
Notes and other liabilities for acquisitions	2,185	3,569

Total debt	19,909	25,850
Less current portion	3,709	1,501

Total long-term debt	$16,200	$24,349

In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for a $75,000,000 unsecured revolving credit line gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.25% at July 5, 2003). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (2.64% at July 5, 2003). At July 5, 2003, the Company had $57,910,000 of unused lines of credit, after deducting $15,800,000 of loans outstanding and $1,290,000 for an outstanding standby letter of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.40% per annum at July 5, 2003), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Aggregate maturities of long term debt during the next five years are as follows: 2003, $60,000; 2004, $3,649,000; 2005, $16,200,000; 2006, $0; 2007, $0.

Note 6.  Shareholders’ Equity

At July 5, 2003 and June 29, 2002, no preferred shares were issued or outstanding. The Company did not repurchase any of its common stock during 2003 and 2002.

Note 7.  Stock Options

The Company has three stock option or incentive plans. Stock awards may be made to directors, officers and key employees under the stock plans on terms determined by the Compensation Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. Stock options have been and may be granted to directors, officers and key employees under the stock plans at prices not less than 100% of the market value on the date of grant, and expire not more than ten years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. At July 5, 2003, 525,413 common shares were reserved for the exercise of outstanding options.

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

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	July 5, 2003	June 29, 2002	July 5, 2003	June 29, 2002
Net Income:
As reported	$3,991	$2,647	$7,099	$3,877
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(109)	(62)	(208)	(152)

Pro forma	3,882	2,585	6,891	3,725

Earnings per common share:
As reported:
Basic	$.40	$.27	$.72	$.40
Diluted	.40	.26	.72	.39
Pro forma:
Basic	$.39	$.26	$.70	$.37
Diluted	.39	.26	.70	.37

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

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the second quarter of 2003 and 2002, sales to Boeing were $28,574,000 and $27,701,000, respectively; sales to Raytheon were $8,423,000 and $7,632,000, respectively; and sales to Lockheed Martin were $3,395,000 and $2,802,000, respectively. At July 5, 2003, trade receivables from Boeing, Raytheon and Lockheed Martin were $12,208,000, $3,099,000 and $1,409,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

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

Financial information by operating segment is set forth below:

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	July 5, 2003	June 29, 2002	July 5, 2003	June 29, 2002
Net Sales:
DAS	$34,932	$36,467	$70,737	$72,964
DT	21,279	19,681	40,515	37,816

Total Net Sales	$56,211	$56,148	$111,252	$110,780

Segment Operating Income (1):
DAS	$4,621	$4,547	$8,171	$9,552
DT	4,283	3,705	7,572	6,645

	8,904	8,252	15,743	16,197
Corporate General and Administrative Expenses	(3,080)	(3,336)	(4,889)	(4,851)

Total Operating Income	$5,824	$4,916	$10,854	$11,346

Depreciation and Amortization Expenses:
DAS	$1,533	$1,519	$3,068	$3,038
DT	311	401	624	802
Discontinued Operation	—	87	—	174
Corporate Administration	38	33	76	73

Total Depreciation and Amortization Expenses	$1,882	$2,040	$3,768	$4,087

Capital Expenditures:
DAS	$1,151	$572	$2,382	$1,226
DT	323	53	526	235
Discontinued Operation	—	14	—	28
Corporate Administration	—	2	—	4

Total Capital Expenditures	$1,474	$641	$2,908	$1,493

(1) Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	July 5, 2003	December 31, 2002
Total Assets
DAS	$137,945	$135,374
DT	47,329	46,961
Corporate Administration	15,751	15,275

Total Assets	$201,025	$197,610

Goodwill
DAS	$36,785	$36,785
DT	18,747	18,747

Total Goodwill	$55,532	$55,532

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

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) and was required to analyze its goodwill for impairment during the first quarter 2002. Upon adoption of SFAS No. 142, in the first quarter of 2002, the Company recorded a non-cash, pre-tax charge of $3,633,000 ($2,325,000 net of tax) for goodwill impairment of its Brice operating unit. The Company performs goodwill impairment tests on an annual basis and between annual tests in certain circumstances whenever events may indicate an impairment may have occurred. In response to changes in industry and market conditions, the Company may be required to strategically realign its resources and consider restructuring, disposing or otherwise exiting businesses which could result in an impairment of goodwill.

Warranty Liability

The Company quantifies and records an estimate for warranty related costs based on the Company’s actual historical and projected return and failure rates and the current repair costs. Should the Company experience actual return and failure rates, or repair costs that are higher than the estimates used to calculate the provision, the Company’s operating results for the period or periods in which such returns or additional costs materialize will be adversely impacted. At July 5, 2003 and December 31, 2002 the Company’s estimates for warranty liabilities were $1,709,000 and $1,697,000, respectively.

During the period December 31, 2002 through July 5, 2003, there were no significant changes in the Company’s warranty liabilities.

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

The Company’s effective tax rate may vary significantly from period to period, particularly as a result of differences in tax credits available to the Company.

Disposition

In October 2002, Ducommun sold the capital stock of its airline seating manufacturing subsidiary, Brice. Brice has been classified as a discontinued operation in the accompanying financial statements for the three months and six months ended June 29, 2002.

Results of Operations

Second Quarter of 2003 Compared to Second Quarter of 2002

Net sales in the second quarter of 2003 were $56,211,000 compared to $56,148,000 for the second quarter of 2002. The Company’s mix of business in the second quarter of 2003 was approximately 67% military, 29% commercial, and 4% space, compared to 58% military, 38% commercial, and 4% space in the second quarter of 2002.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the second quarters of 2003 and 2002, sales to Boeing were $28,574,000 and $27,701,000, respectively; sales to Raytheon were $8,423,000 and $7,632,000, respectively; and sales to Lockheed Martin were $3,395,000 and $2,802,000, respectively. At July 5, 2003, trade receivables from Boeing, Raytheon and Lockheed Martin were $12,208,000, $3,099,000 and $1,409,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. During the second quarter of 2003, commercial sales for Boeing aircraft and various regional and business aircraft were significantly lower, principally because of the dramatic decline in commercial jet aircraft deliveries. Sales related to commercial business were approximately $16,195,000, or 29% of total sales in the second quarter of 2003, compared to sales of $21,489,000, or 38% of total sales in the second quarter of 2002. The Boeing 737/737NG program accounted for approximately $6,458,000 and $9,145,000 in sales in the second quarters of 2003 and 2002, respectively.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $37,745,000, or 67% of total sales in the second quarter of 2003, compared to sales of $32,413,000, or 58% of sales in the second quarter of 2002. Military sales increased, particularly for the Apache helicopter program and various military electronics upgrade programs. In the second quarters of 2003 and 2002, the C-17 program accounted for sales of approximately $8,023,000 and $9,141,000, respectively, and the Apache helicopter program accounted for sales of approximately $8,856,000 and $5,462,000, respectively.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $2,271,000, or 4% of total sales in the second quarter 2003, compared to sales of $2,285,000, or 4% of total sales in the second quarter of 2002.

Gross profit, as a percentage of sales, was 23.0% in the second quarter of 2003 compared to 23.0% in the second quarter of 2002.

Selling, general and administrative expenses, as a percentage of sales, were 12.6% in the second quarter of 2003, compared to 14.3% in the second quarter of 2002. Selling, general and administrative expenses in 2002 included $1,020,000 of consulting and other costs related to assistance received from a management consulting firm to review the Company’s strategic opportunities for growth and enhancing shareholder value.

Interest expense decreased to $244,000 in the second quarter of 2003 compared to $467,000 for the second quarter of 2002. The decrease in interest expense was primarily due to lower debt levels and lower interest rates in 2003 compared to 2002.

Income tax expense decreased to $1,589,000 in the second quarter of 2003, compared to $1,601,000 in the second quarter of 2002. The decrease in income tax expense was primarily due to a lower effective income tax rate partially offset by an increase in income tax expense due to an increase in income from continuing operations before taxes. The Company’s effective tax rate for the second quarter of 2003 was 28.5%, compared to 36.0% for the second quarter of 2002, primarily as a result of higher research and development tax credits that became available in 2003. Cash expended to pay income taxes decreased to $2,423,000 in the second quarter of 2003, compared to $4,091,000 in the second quarter of 2002.

Net income for the second quarter of 2003 was $3,991,000, or $0.40 per diluted share, compared to $2,647,000, or $0.26 per diluted share in the second quarter of 2002. Net income for the second quarter of 2002 included an after-tax loss of $201,000, or $0.02 per diluted share, from a discontinued operation which was sold in October 2002.

Six Months of 2003 Compared to Six Months of 2002

Net sales in the first six months of 2003 were $111,252,000 compared to $110,780,000 for the first six months of 2002. The Company’s mix of business in the first six months of 2003 was approximately 66% military, 30% commercial, and 4% space, compared to 55% military, 40% commercial, and 5% space in the first six months of 2002.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the first six months of 2003 and 2002, sales to Boeing were $57,717,000 and $54,834,000, respectively; sales to Raytheon were $15,534,000 and $14,569,000, respectively; and sales to Lockheed Martin were $6,512,000 and $5,486,000, respectively. At July 5, 2003, trade receivables from Boeing, Raytheon and Lockheed Martin were $12,208,000, $3,099,000 and $1,409,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. During the first six months of 2003, commercial sales for Boeing aircraft and various regional and business aircraft were significantly lower, principally because of the dramatic decline in commercial jet aircraft deliveries. Sales related to commercial business was approximately $33,481,000, or 30% of total sales in the first six months of 2003, compared to sales of $44,863,000, or 40% of total sales in the first six months of 2002. The Boeing 737NG program accounted for approximately $12,721,000 and $17,824,000 in sales in the first six months of 2003 and 2002, respectively.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs was approximately $73,480,000, or 66% of total sales in the first six months of 2003, compared to sales of $60,839,000, or 55% of sales in the first six months of 2002. Military sales increased, particularly for the Apache helicopter program and various military electronics upgrade programs. In the first six months of 2003 and 2002, the C-17 program accounted for sales of approximately $17,770,000 and $18,733,000, respectively, and the Apache helicopter program accounted for sales of approximately $16,465,000 and $9,737,000, respectively.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $4,291,000, or 4% of total sales in the first six months of 2003, compared to sales of $5,078,000, or 5% of total sales in the first six months of 2002.

At July 5, 2003, backlog believed to be firm was approximately $293,093,000, compared to $289,857,000 at December 31, 2002. The backlog increase from December 31, 2002 was primarily due to higher bookings for the Apache helicopter program, partially offset by lower bookings for commercial programs. Approximately $82,000,000 of the total backlog is expected to be delivered during the remainder of 2003.

Gross profit, as a percentage of sales, was 22.4% in the first six months of 2003 compared to 23.3% in the first six months of 2002. This decrease was primarily the result of pricing pressures on both new contracts and renewals of existing contracts, increases in manufacturing costs and lower commercial build rates.

Selling, general and administrative expenses, as a percentage of sales, were 12.7% in the first six months of 2003, compared to 13.1% in the first six months of 2002. Selling, general and administrative expenses in 2002 included $1,020,000 of consulting and other costs related to assistance received from a management consulting firm to review the Company’s strategic opportunities for growth and enhancing shareholder value.

Interest expense decreased to $565,000 in the first six months of 2003 compared to $982,000 for the first six months of 2002. The decrease in interest expense was primarily due to lower debt levels and lower interest rates in 2003 compared to 2002.

Income tax expense decreased to $3,190,000 in the first six months of 2003, compared to $3,731,000 in the first six months of 2002. The decrease in income tax expense was primarily due to a lower effective income tax rate partially offset by an increase in income tax expense due to an increase in income from continuing operations before taxes. The Company’s effective tax rate for the first six months of 2003 was 31.0%, compared to 36.0% for the first six months of 2002, primarily as a result of higher research and development tax credits that became available in 2003. Cash expended to pay income taxes decreased to $2,439,000 in the first six months of 2003, compared to $5,739,000 in the first six months of 2002.

Net income for the first six months of 2003 was $7,099,000, or $0.72 per diluted share, compared to $3,877,000, or $0.39 per diluted share in the first six months of 2002. Net income for the first six months of 2002 included a non-cash after-tax charge of $2,325,000, or $0.24 per diluted share, related to the cumulative effect of a change in accounting principle related to goodwill impairment of a discontinued

operation which was sold in October 2002, and an after-tax loss of $431,000, or $0.04 per diluted share, related to the same discontinued operation.

Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities for the first six months of 2003 and 2002 was $8,769,000 and $8,457,000, respectively. Net cash provided by operating activities for the first six months of 2003 included $7,099,000 of net income, $3,768,000 of depreciation, an increase of $3,071,000 in accrued liabilities, primarily accrued compensation expense which includes bonus, severance and workers’ compensation, partially offset by a decrease in trade payables of $947,000 due to timing of payments to suppliers to optimize discounts and payment periods, a $2,587,000 increase in accounts receivable due to the timing of billing activities to customers and a $2,102,000 increase in inventory for increases in work in process for future shipments to customers.

Net cash used in investing activities for the first six months of 2003 consisted primarily of $2,908,000 of capital expenditures.

Net cash used in financing activities in the first six months of 2003 of $5,815,000 included $5,941,000 of net repayments by the Company of principal on outstanding borrowings, partially offset by $126,000 of net cash received from the exercise of common stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during 2003. In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for a $75,000,000 unsecured revolving credit line gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.25% at July 5, 2003). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (2.64% at July 5, 2003). At July 5, 2003, the Company had $57,910,000 of unused lines of credit, after deducting $15,800,000 of loans outstanding and $1,290,000 for an outstanding standby letter of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.40% per annum at July 5, 2003), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Aggregate maturities of long term debt during the next five years are as follows: 2003, $60,000; 2004, $3,649,000; 2005, $16,200,000; 2006, $0; 2007, $0.

The Company leases certain facilities and equipment for periods ranging from 1 to 9 years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in the first six months of 2003 and 2002 was $1,562,000 and $1,733,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at July 5, 2003 are as follows:

(In thousands) Lease Commitments
2003	$1,159
2004	2,013
2005	1,469
2006	828
2007	795
Thereafter	2,132

Total	$8,396

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

Commercial Aircraft Production Rates Are Declining

The Company estimates that, in the first six months of 2003, approximately 17% of its sales were for Boeing commercial aircraft and approximately 13% of its sales were for other commercial aircraft and miscellaneous nonaerospace commercial applications. The production rate for new commercial aircraft is expected to decline at least through 2004, and the timing of any rebound in new commercial aircraft production is unknown. These reductions in commercial aircraft production are expected to affect adversely the Company’s result of operations and cash flows.

Military and Space-Related Products Are Dependent Upon Government Spending

The Company estimates that, in the first six months of 2003, approximately 70% of its sales were derived from military and space markets. These military and space markets are largely dependent upon government spending, particularly by the United States government. Changes in the levels of spending for military and space could improve or reduce the Company’s prospects in its military and space markets. The tragedy involving the Space Shuttle Columbia may further affect government spending for space programs, which could adversely affect the Company.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter Programs

The Company estimates that, in the first six months of 2003, approximately 17% of its sales were for Boeing commercial aircraft, 16% of its sales were for the C-17 aircraft, and 15% of its sales were for the Apache helicopter. The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter program are principally for replacement rotor blades. Any significant change in production rates for these programs would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company. For example, the Company manufactures the spoilers for the Boeing 737NG aircraft (the “737 Spoilers”), which contributed approximately $5,723,000 to sales in the first six months of 2003. The Company has been informed that a competitor has been awarded a contract to produce the 737 Spoilers, although the timing and amount of any transition of work to the competitor is presently unknown.

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

Goodwill Could Be Impaired in the Future

In assessing the recoverability of the Company’s goodwill at December 31, 2002, management was required to make certain critical estimates and assumptions. These estimates and assumptions, with respect to the Company’s Ducommun AeroStructures (“DAS”) reporting unit, included that, during the next several years DAS will make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. If any of these or other estimates and assumptions are not realized in the future, the Company may be required to record an impairment charge for the goodwill of DAS. The goodwill of DAS was $36,785,000 at July 5, 2003.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.     Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(c)), that such disclosure controls and procedures were effective as of the end of the period covered by this report. No change in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The 2003 annual meeting of shareholders of the Company was held on May 7, 2003. At the meeting, Joseph C. Berenato, Eugene P. Conese, Jr., Ralph D. Crosby, Jr. and Robert D. Paulson were elected as directors of the Company. In the election of directors, the shareholder vote was as follows: Joseph C. Berenato, For - 9,153,469, Withheld - 155,842; Eugene P. Conese, Jr., For - 9,158,641, Withheld - 150,670; Ralph D. Crosby, Jr., For - 9,308,311, Withheld - 1,000; Robert D. Paulson, For - 9,308,911, Withheld - 400. The other directors whose terms of office continued after the annual meeting were Norman A. Barkeley, H. Frederick Christie, Robert C. Ducommun, Kevin S. Moore and Thomas P. Mullaney. Messrs. Berenato, Conese and Crosby were elected to serve for three-year terms expiring at the annual meeting of shareholders in 2006, and Mr. Paulson was elected to serve for a two-year term expiring at the annual meeting of shareholders in 2005, and thereafter until their successors are elected.

Item 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)	The Company filed a report on Form 8-K dated April 29, 2003 reporting under Item 12 that the Company issued a press release dated April 29, 2003 regarding first quarter 2003 results.

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

Date:  August 7, 2003