Form 10-Q
period 2003-10-04
DUCOMMUN INC /DE/
filed 2003-11-12
CIK 30305

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 4, 2003, there were outstanding 9,873,784 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 4, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$261	$174
Accounts receivable (less allowance for doubtful accounts of $570 and $534)	33,212	23,968
Inventories	46,496	41,336
Deferred income taxes	7,852	6,711
Prepaid income taxes	—	140
Assets held for sale	3,323	—
Other current assets	4,563	4,400

Total Current Assets	95,707	76,729
Property, Plant and Equipment, Net	57,155	61,936
Deferred Income Taxes	827	1,049
Goodwill	57,332	55,532
Other Assets	1,803	2,364

	$212,824	$197,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$4,079	$1,501
Accounts payable	15,975	16,203
Accrued liabilities	32,342	25,039

Total Current Liabilities	52,396	42,743
Long-Term Debt, Less Current Portion	18,600	24,349
Deferred Income Taxes	3,122	3,122
Other Long-Term Liabilities	7,076	6,954

Total Liabilities	81,194	77,168

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 9,873,784 shares in 2003 and 9,863,985 shares in 2002	99	99
Additional paid-in capital	38,058	37,925
Retained earnings	96,152	85,097
Accumulated other comprehensive loss	(2,679)	(2,679)

Total Shareholders’ Equity	131,630	120,442

	$212,824	$197,610

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For Three Months Ended
	October 4, 2003	September 28, 2002
Net Sales	$56,404	$51,403

Operating Costs and Expenses:
Cost of goods sold	43,820	42,250
Selling, general and administrative expenses	6,709	4,589

Total Operating Costs and Expenses	50,529	46,839

Operating Income from Continuing Operations	5,875	4,564
Interest Expense	(142)	(360)

Income from Continuing Operations Before Taxes	5,733	4,204
Income Tax Expense	(1,777)	(1,514)

Income from Continuing Operations	3,956	2,690
Loss From Discontinued Operation, Net of Tax	—	(603)

Net Income	$3,956	$2,087

Earnings Per Share:
Basic:
Income from continuing operations	$0.40	$0.27
Loss from discontinued operation, net of tax	—	(0.06)

	$0.40	$0.21

Diluted:
Income from continuing operations	$0.40	$0.27
Loss from discontinued operation, net of tax	—	(0.06)

	$0.40	$0.21

Weighted Average Number of Common Shares Outstanding:
Basic	9,874	9,852
Diluted	9,988	10,055

Data above have been reclassified to reflect Brice Manufacturing Company, Inc., as a discontinued operation for the three months ended September 28, 2002.

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For Nine Months Ended
	October 4, 2003	September 28, 2002
Net Sales	$167,656	$162,183

Operating Costs and Expenses:
Cost of goods sold	130,130	127,220
Selling, general and administrative expenses	20,797	19,053

Total Operating Costs and Expenses	150,927	146,273

Operating Income from Continuing Operations	16,729	15,910
Interest Expense	(707)	(1,342)

Income from Continuing Operations Before Taxes	16,022	14,568
Income Tax Expense	(4,967)	(5,245)

Income from Continuing Operations	11,055	9,323
Loss From Discontinued Operation, Net of Tax	—	(1,034)
Cumulative Effect of Accounting Change, Net of Tax	—	(2,325)

Net Income	$11,055	$5,964

Earnings Per Share:
Basic:
Income from continuing operations	$1.12	$0.95
Loss from discontinued operation, net of tax	—	(0.10)
Cumulative effect of accounting change, net of tax	—	(0.24)

	$1.12	$0.61

Diluted:
Income from continuing operations	$1.11	$0.94
Loss from discontinued operation, net of tax	—	(0.10)
Cumulative effect of accounting change, net of tax	—	(0.24)

	$1.11	$0.60

Weighted Average Number of Common Shares Outstanding:
Basic	9,873	9,786
Diluted	9,926	9,955

Data above have been reclassified to reflect Brice Manufacturing Company, Inc., as a discontinued operation for the nine months ended September 28, 2002.

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For Nine Months Ended
	October 4, 2003	September 28, 2002
Cash Flows from Operating Activities:
Net Income	$11,055	$5,964
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	5,670	5,965
Deferred income tax benefit	(919)	(1,925)
Income tax benefit related to the exercise of nonqualified stock options	8	745
Gain on sale of assets	(6)	(203)
Charge related to the sale of business, net of tax	—	505
Cumulative effect of accounting change, net of tax	—	2,325

Changes in Assets and Liabilities, Net of Effects from Acquisition:
Accounts receivable	(8,684)	3,762
Inventories	(4,786)	352
Other assets	563	(181)
Accounts payable	(376)	(2,297)
Accrued and other liabilities	7,366	1,643

Net Cash Provided by Operating Activities from Continuing Operations	9,891	16,655
Net Cash Provided by Operating Activities from Discontinued Operation	—	1,318

Net Cash Provided by Operating Activities	9,891	17,973

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(4,042)	(2,895)
Acquisition of Business	(2,322)	—
Proceeds from Sale of Assets	6	403

Net Cash Used in Investing Activities	(6,358)	(2,492)

Cash Flows from Financing Activities:
Net Repayment of Long-Term Debt	(3,571)	(19,011)
Net Cash Effect of Exercise of Stock Options	125	1,251

Net Cash Used in Financing Activities	(3,446)	(17,760)

Net Increase (Decrease) in Cash and Cash Equivalents	87	(2,279)
Cash and Cash Equivalents - Beginning of Period	174	2,414

Cash and Cash Equivalents - End of Period	$261	$135

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$708	$1,482
Income Taxes Paid	$3,172	$5,785

Supplemental information for Non-Cash Investing and Financing Activities:

See Note 2 for non-cash investing activities related to the acquisition and the disposition of businesses.

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated balance sheets as of October 4, 2003 and December 31, 2002, the consolidated statements of income for the three months and nine months ended October 4, 2003 and September 28, 2002 and the consolidated statements of cash flows for the nine months ended October 4, 2003 and September 28, 2002 are unaudited. The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating inter-company balances and transactions. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. The financial information included in the quarterly report should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto included in its annual report on Form 10-K for the year ended December 31, 2002.

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

Warranty Liability

The Company quantifies and records an estimate for warranty related costs based on the Company’s actual historical and projected return and failure rates and the current repair costs. Should the Company experience actual return and failure rates or repair costs that are higher than the estimated return and failure rates or repair costs used to calculate the provision, the Company’s operating results for the period or periods in which such returns or additional costs materialize will be adversely impacted. At October 4, 2003 and December 31, 2002 the Company’s estimates for warranty liabilities were $1,698,000 and $1,697,000, respectively. During the period December 31, 2002 through October 4, 2003, there were no significant changes in the Company’s warranty liabilities.

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. SFAS No. 130 defines these as items of other comprehensive income. Accumulated other comprehensive loss was comprised of a minimum pension liability adjustment of $2,679,000, net of tax, at October 4, 2003 and December 31, 2002.

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

Note 2. Acquisition and Disposition

Acquisition

In August 2003, the Company acquired the assets of DBP Microwave, Inc. (“DBP”), a privately held company based in Azusa, California for $2,322,000 in cash and a $400,000 nonnegotiable promissory note. DBP is a manufacturer of electromechanical RF and microwave switches for both aerospace and nonaerospace applications. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results for the acquisition have been included in the consolidated statements of income and of cash flows since the date of the acquisition. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. Based on preliminary allocation of the purchase price, the acquisition accounted for approximately $1,800,000 of goodwill at October 4, 2003. The acquisition was funded from internally generated cash, the note payable to seller, and borrowings under the Company’s credit agreement (see Financial Condition for additional information). The acquisition broadens the Company’s microwave switch product line and adds new customers to its business.

Disposition

In October 2002, the Company sold the capital stock of its airline seating manufacturing subsidiary, Brice Manufacturing Company, Inc. (“Brice”). The Company’s financial statements for the three months and nine months ended September 28, 2002 have been reclassified to reflect Brice as a discontinued operation. Accordingly, the revenues, costs and expenses and cash flows of Brice have been condensed in the accompanying consolidated statement of income and consolidated statement of cash flows for 2002.

Summarized financial information for Brice is as follows:

	(In thousands)
	For Three Months Ended September 28, 2002	For Nine Months Ended September 28, 2002
Net Sales	$2,316	$5,853

Operating Costs and Expenses:
Cost of goods sold	1,897	4,960
Selling, general and administrative expenses	1,419	2,566

Total Operating Costs and Expenses	3,316	7,526

Operating Loss	(1,000)	(1,673)
Income Tax Benefit	397	639

Net Loss	$(603)	$(1,034)

Note 3. Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period. For the three months ended October 4, 2003 and September 28, 2002, income available to common shareholders was $3,956,000 and $2,087,000, respectively. The weighted average number of common shares outstanding for the three months ended October 4, 2003 and September 28, 2002 were 9,874,000 and 9,852,000, and the diluted shares associated with stock options were 114,000 and 203,000, respectively. For the nine months ended October 4, 2003 and September 28, 2002, income available to common shareholders was $11,055,000 and $5,964,000, respectively. The weighted average number of common shares outstanding for the nine months ended October 4, 2003 and September 28, 2002 were 9,873,000 and 9,786,000, and the diluted shares associated with stock options were 53,000 and 169,000, respectively.

Note 4. Inventories

Inventories consist of the following:

	(in thousands)
	October 4, 2003	December 31, 2002
Raw materials and supplies	$10,224	$12,469
Work in process	41,779	31,555
Finished goods	1,298	1,766

	53,301	45,790
Less progress payments	6,805	4,454

Total	$46,496	$41,336

Work in process inventories include amounts under long-term fixed price contracts aggregating $31,221,000 and $23,658,000 at October 4, 2003 and December 31, 2002.

Note 5. Assets Held For Sale

At December 31, 2002 property, plant and equipment included real property with a net book value of approximately $3,412,000. During the third quarter of 2003, the Company’s management received approval from its Board of Directors to sell the property which is not needed for the Company’s operations. The property has been listed for sale and has been segregated as a separate line item in the consolidated balance sheets.

Note 6. Goodwill

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

Pursuant to the nonamortization provisions of SFAS No. 142, there was no goodwill amortization expense in 2003 and 2002. During the third quarter of 2003 goodwill increased from $55,532,000 to $57,332,000 due to the acquisition of DBP.

Note 7. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	October 4, 2003	December 31, 2002
Bank credit agreement	$18,200	$20,300
Term and real estate loans	1,895	1,981
Notes and other liabilities for acquisitions	2,584	3,569

Total debt	22,679	25,850
Less current portion	4,079	1,501

Total long-term debt	$18,600	$24,349

In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for a $75,000,000 unsecured revolving credit line gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.25% at October 4, 2003). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (2.63% at October 4, 2003). At October 4, 2003, the Company had $55,404,000 of unused lines of credit, after deducting $18,200,000 of loans outstanding and $1,396,000 for outstanding standby letters of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.40% per annum at October 4, 2003), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Aggregate maturities of long term debt during the next five years are as follows: 2003, $30,000; 2004, $4,049,000; 2005, $18,600,000; 2006, $0; 2007, $0.

Note 8. Shareholders’ Equity

At October 4, 2003 and December 31, 2002, no preferred shares were issued or outstanding. The Company did not repurchase any of its common stock during 2003 and 2002.

Note 9. Stock Options

The Company has three stock-based and incentive plans. Stock awards may be made to directors, officers and key employees under the stock plans on terms determined by the Compensation

Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. Stock options have been and may be granted to directors, officers and key employees under the stock plans at prices not less than 100% of the market value on the date of grant, and expire not more than ten years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. At October 4, 2003, 836,913 common shares were reserved for the exercise of outstanding options.

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

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	October 4, 2003	September 28, 2002	October 4, 2003	September 28, 2002
Net Income:
As reported	$3,956	$2,087	$11,055	$5,964
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(189)	(75)	(397)	(227)

Pro forma	3,767	2,012	10,658	5,737

Earnings per common share:
As reported:
Basic	$.40	$.21	$1.12	$.61
Diluted	.40	.21	1.11	.60
Pro forma:
Basic	$.38	$.20	$1.08	$.59
Diluted	.38	.20	1.07	.58

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Note 10. Contingencies

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

Note 11. Major Customers and Concentrations of Credit Risk

The Company provides proprietary products and services to most of the prime aerospace and aircraft manufacturers. As a result, the Company’s sales and trade receivables are concentrated principally in the aerospace industry.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the third quarter of 2003 and 2002, sales to Boeing were $27,009,000 and $23,523,000, respectively; sales to Raytheon were $7,507,000 and $7,527,000, respectively; and sales to Lockheed Martin were $4,343,000 and $2,820,000, respectively. During the first nine months of 2003 and 2002, sales to Boeing were $84,726,000 and $78,357,000, respectively; sales to Raytheon were $23,041,000 and $22,096,000, respectively; and sales to Lockheed Martin were $10,855,000 and $8,306,000, respectively. At October 4, 2003, trade receivables from Boeing, Raytheon and Lockheed Martin were $14,991,000, $4,713,000 and $2,061,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Note 12. Business Segment Information

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

Financial information by operating segment is set forth below:

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	October 4, 2003	September 28, 2002	October 4, 2003	September 28, 2002
Net Sales:
DAS	$35,086	$30,904	$105,823	$103,868
DT	21,318	20,499	61,833	58,315

Total Net Sales	$56,404	$51,403	$167,656	$162,183

Segment Operating Income (1):
DAS	$3,593	$9	$11,764	$9,561
DT	4,314	3,566	11,886	10,211

	7,907	3,575	23,650	19,772
Corporate General and Administrative Expenses	(2,032)	989	(6,921)	(3,862)

Total Operating Income	$5,875	$4,564	$16,729	$15,910

Depreciation and Amortization Expenses:
DAS	$1,553	$1,538	$4,621	$4,576
DT	323	469	947	1,271
Discontinued Operation	—	84	—	258
Corporate Administration	26	45	102	118

Total Depreciation and Amortization Expenses	$1,902	$2,136	$5,670	$6,223

Capital Expenditures:
DAS	$687	$712	$3,069	$1,938
DT	442	720	968	955
Discontinued Operation	—	1	—	29
Corporate Administration	5	(2)	5	2

Total Capital Expenditures	$1,134	$1,431	$4,042	$2,924

(1)	Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	October 4, 2003	December 31, 2002
Total Assets
DAS	$146,581	$135,374
DT	49,633	46,961
Corporate Administration	16,610	15,275

Total Assets	$212,824	$197,610

Goodwill
DAS	$36,785	$36,785
DT	20,547	18,747

Total Goodwill	$57,332	$55,532

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ducommun designs, engineers and manufactures aerostructure and electromechanical components and subassemblies principally for the aerospace industry, including components and subassemblies for domestic and foreign commercial and military aircraft and space programs. Domestic commercial aircraft programs include the Boeing 717, 737NG, 747, 757, 767 and 777. Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16, various Sikorsky, Bell, Boeing and Augusta helicopter programs, and various aircraft and shipboard electronics upgrade programs. Space programs include the space shuttle external fuel tank, and various commercial and military space launch and satellite programs.

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

Warranty Liability

The Company quantifies and records an estimate for warranty related costs based on the Company’s actual historical and projected return and failure rates and the current repair costs. Should the Company experience actual return and failure rates, or repair costs that are higher than the estimates used to calculate the provision, the Company’s operating results for the period or periods in which such returns or additional costs materialize will be adversely impacted. At October 4, 2003 and December 31, 2002 the Company’s estimates for warranty liabilities were $1,698,000 and $1,697,000, respectively.

During the period December 31, 2002 through October 4, 2003, there were no significant changes in the Company’s warranty liabilities.

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

Acquisition

In August 2003, the Company acquired the assets of DBP Microwave, Inc. (“DBP”), a privately held company based in Azusa, California for $2,322,000 in cash and a $400,000 nonnegotiable promissory note. DBP is a manufacturer of electromechanical RF and microwave switches for both aerospace and non-aerospace applications. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. Based on preliminary allocation of the purchase price, the acquisition accounted for approximately $1,800,000 of goodwill at October 4, 2003. The acquisition was funded from internally generated cash, the note payable to seller, and borrowings under the Company’s credit agreement (see Financial Condition for additional information). This acquisition broadens the Company’s microwave switch product line and adds new customers to its business.

Disposition

In October 2002, Ducommun sold the capital stock of its airline seating manufacturing subsidiary, Brice. Brice has been classified as a discontinued operation in the accompanying financial statements for the three months and nine months ended September 28, 2002.

Results of Operations

Third Quarter of 2003 Compared to Third Quarter of 2002

Net sales in the third quarter of 2003 were $56,404,000 compared to $51,403,000 for the third quarter of 2002. The Company’s mix of business in the third quarter of 2003 was approximately 67% military, 28% commercial, and 5% space, compared to 64% military, 32% commercial, and 4% space in the third quarter of 2002.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the third quarter of 2003 and 2002, sales to Boeing were $27,009,000 and $23,523,000, respectively; sales to Raytheon were $7,507,000 and $7,527,000, respectively; and sales to Lockheed Martin were $4,343,000 and $2,820,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $37,492,000, or 67% of total sales in the third quarter of 2003, compared to sales of $33,046,000, or 64% of sales in the third quarter of 2002. Military sales increased, particularly for the Apache helicopter program and various military electronics upgrade programs. In the third quarters of 2003 and 2002, the C-17 program accounted for sales of approximately $8,583,000 and $7,987,000, respectively, and the Apache helicopter program accounted for sales of approximately $7,662,000 and $5,273,000, respectively.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. During the third quarter of 2003, commercial sales for Boeing aircraft and various regional and business aircraft were lower, principally because of the decline in commercial jet aircraft deliveries. Sales related to commercial business were approximately $15,998,000, or 28% of total sales in the third quarter of 2003, compared to sales of $16,279,000, or 32% of total sales in the third quarter of 2002. The Boeing 737/737NG program accounted for approximately $6,348,000 and $6,026,000 in sales in the third quarters of 2003 and 2002, respectively.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $2,914,000, or 5% of total sales in the third quarter 2003, compared to sales of $2,078,000, or 4% of total sales in the third quarter of 2002.

Gross profit, as a percentage of sales, was 22.3% in the third quarter of 2003 compared to 17.8% in the third quarter of 2002. The increase in gross profit, as a percentage of sales, was primarily the result of changes in sales mix and lower overhead expenses as a percentage of sales due to higher sales.

Selling, general and administrative expenses, as a percentage of sales, were 11.9% in the third quarter of 2003, compared to 8.9% in the third quarter of 2002. The increase in selling, general and administrative expenses, as a percentage of sales, in the third quarter of 2003 was primarily related to provision for bonuses and expenses associated with the acquisition of DBP. Selling, general and administrative expenses in the third quarter of 2002 included no provision for bonuses.

Interest expense decreased to $142,000 in the third quarter of 2003 compared to $360,000 for the third quarter of 2002. The decrease in interest expense was primarily due to lower debt levels and lower interest rates in 2003 compared to 2002.

Income tax expense increased to $1,777,000 in the third quarter of 2003, compared to $1,514,000 in the third quarter of 2002. The increase in income tax expense was primarily due to an increase in income from continuing operations before taxes partially offset by a lower effective income tax rate. The Company’s effective tax rate for the third quarter of 2003 was 31.0%, compared to 36.0% for the third quarter of 2002, primarily as a result of higher research and development tax credits that became available in 2003. Cash expended to pay income taxes was $734,000 in the third quarter of 2003, compared to $46,000 in the third quarter of 2002.

Net income for the third quarter of 2003 was $3,956,000, or $0.40 per diluted share, compared to $2,087,000, or $0.21 per diluted share in the third quarter of 2002. Net income for the third quarter of 2002 included an after-tax loss of $603,000, or $0.06 per diluted share, from a discontinued operation which was sold in October 2002.

Nine Months of 2003 Compared to Nine Months of 2002

Net sales in the first nine months of 2003 were $167,656,000 compared to $162,183,000 for the first nine months of 2002. The Company’s mix of business in the first nine months of 2003 was approximately 66% military, 30% commercial, and 4% space, compared to 58% military, 38% commercial, and 4% space in the first nine months of 2002.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the first nine months of 2003 and 2002, sales to Boeing were $84,726,000 and $78,357,000, respectively; sales to Raytheon were $23,041,000 and $22,096,000, respectively; and sales to Lockheed Martin were $10,855,000 and $8,306,000, respectively. At October 4, 2003, trade receivables from Boeing, Raytheon and Lockheed Martin were $14,991,000, $4,713,000 and $2,061,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $110,927,000, or 66% of total sales in the first nine months of 2003, compared to sales of $93,845,000, or 58% of sales in the first nine months of 2002. Military sales increased, particularly for the Apache helicopter program and various military electronics upgrade programs. In the first nine months of 2003 and 2002, the C-17 program accounted for sales of approximately $26,353,000 and $26,608,000, respectively, and the Apache helicopter program accounted for sales of approximately $24,127,000 and $15,010,000, respectively.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. During the first nine months of 2003, commercial sales for Boeing aircraft and various regional and business aircraft were significantly lower, principally because of the dramatic decline in commercial jet aircraft deliveries. Sales related to commercial business were approximately $49,524,000, or 30% of total sales in the first nine months of 2003, compared to sales of $61,182,000, or 38% of total sales in the first nine months of 2002. The Boeing 737/737NG program accounted for approximately $19,231,000 and $23,781,000 in sales in the first nine months of 2003 and 2002, respectively.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $7,205,000, or 4% of total sales in the first nine months of 2003, compared to sales of $7,156,000, or 4% of total sales in the first nine months of 2002.

At October 4, 2003, backlog believed to be firm was approximately $289,140,000, compared to $289,857,000 at December 31, 2002. The backlog decrease from December 31, 2002 was primarily due to lower bookings for commercial programs, partially offset by higher bookings for the Apache helicopter program. Approximately $51,000,000 of the total backlog is expected to be delivered during the remainder of 2003.

Gross profit, as a percentage of sales, was 22.4% in the first nine months of 2003 compared to 21.6% in the first nine months of 2002. The increase in gross profit, as a percentage of sales, was primarily the result of changes in sales mix and lower overhead expenses as a percentage of sales due to higher sales.

Selling, general and administrative expenses, as a percentage of sales, were 12.4% in the first nine months of 2003, compared to 11.7% in the first nine months of 2002. Selling, general and administrative expenses in 2003 included a higher provision for bonuses and expenses related to the acquisition of DBP. Selling, general and administrative expenses in 2002 included $1,020,000 of consulting and other costs related to assistance received from a management consulting firm to review the Company’s strategic opportunities for growth and enhancing shareholder value.

Interest expense decreased to $707,000 in the first nine months of 2003 compared to $1,342,000 for the first nine months of 2002. The decrease in interest expense was primarily due to lower debt levels and lower interest rates in 2003 compared to 2002.

Income tax expense decreased to $4,967,000 in the first nine months of 2003, compared to $5,245,000 in the first nine months of 2002. The decrease in income tax expense was primarily due to a lower effective income tax rate partially offset by an increase in income tax expense due to an increase in income from continuing operations before taxes. The Company’s effective tax rate for the first nine months of 2003 was 31.0%, compared to 36.0% for the first nine months of 2002, primarily as a result of higher research and development tax credits that became available in 2003. Cash expended to pay income taxes decreased to $3,172,000 in the first nine months of 2003, compared to $5,785,000 in the first nine months of 2002.

Net income for the first nine months of 2003 was $11,055,000, or $1.11 per diluted share, compared to $5,964,000, or $0.60 per diluted share in the first nine months of 2002. Net income for the first nine months of 2002 included a non-cash after-tax charge of $2,325,000, or $0.24 per diluted share, related to the cumulative effect of a change in accounting principle related to goodwill impairment of a discontinued operation which was sold in October 2002, and an after-tax loss of $1,034,000, or $0.10 per diluted share, related to the same discontinued operation.

Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities for the first nine months of 2003 and 2002 was $9,891,000 and $17,973,000, respectively. Net cash provided by operating activities for the first nine months of 2003 included $11,055,000 of net income, $5,670,000 of depreciation, an increase of $7,366,000 in accrued and other liabilities, primarily accrued compensation expense which includes bonus, severance and workers’ compensation, partially offset by a decrease in trade payables of $376,000 due to timing of payments to suppliers to optimize discounts and payment periods, a $8,684,000 increase in accounts receivable due to the timing of billing activities to customers and a $4,786,000 increase in inventory for increases in work in process for future shipments to customers.

Net cash used in investing activities for the first nine months of 2003 consisted primarily of $4,042,000 of capital expenditures and $2,322,000 of cash payments related to the acquisition of DBP.

Net cash used in financing activities in the first nine months of 2003 of $3,446,000 included $3,571,000 of net repayments by the Company of principal on outstanding borrowings, partially offset by $125,000 of net cash received from the exercise of common stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations for the remainder of 2003. In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for a $75,000,000 unsecured revolving credit line gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.25% at October 4, 2003). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (2.63% at October 4, 2003). At October 4, 2003, the Company had $55,404,000 of unused lines of credit, after deducting $18,200,000 of loans outstanding and $1,396,000 for outstanding standby letters of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.40% per annum at October 4, 2003), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Aggregate maturities of long term debt during the next five years are as follows: 2003, $30,000; 2004, $4,049,000; 2005, $18,600,000; 2006, $0; 2007, $0.

The Company leases certain facilities and equipment for periods ranging from 1 to 9 years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in the first nine months of 2003 and 2002 was $2,331,000 and $2,569,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at October 4, 2003 are as follows:

(In thousands) Lease Commitments
2003	$555
2004	2,013
2005	1,469
2006	828
2007	795
Thereafter	2,120

Total	$7,780

The Company expects to spend less than $6,000,000 for capital expenditures in 2003. The Company believes that the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. Accordingly, the Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft and space programs.

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

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN No. 46”), was issued. This Interpretation requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity. It also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. FIN No. 46 is generally effective for the Company in fiscal 2004 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), was issued. SFAS No. 150 requires that the following financial instruments be classified as liabilities (or assets in some circumstances): (1) Mandatorily redeemable shares that represent an unconditional obligation requiring the issuer to redeem those shares by transferring its assets at a specified or determinable date (or dates), or upon an event that is certain to occur; (2) An outstanding share, that, at inception, represents an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets; and (3) An unconditional obligation, or a financial instrument other than an outstanding share, that represents a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following: (a) A fixed monetary amount known at inception, (b) Variations in something other than the fair value of the issuer’s equity shares, or (c) Variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, with certain exceptions. SFAS No. 150 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Commercial Aircraft Production Rates Are Declining

The Company estimates that, in the first nine months of 2003, approximately 18% of its sales were for Boeing commercial aircraft and approximately 12% of its sales were for other commercial aircraft and miscellaneous nonaerospace commercial applications. The production rate for new commercial aircraft is expected to decline at least through 2004, and the timing of any rebound in new commercial aircraft production is unknown. These reductions in commercial aircraft production are expected to affect adversely the Company’s result of operations and cash flows.

Military and Space-Related Products Are Dependent Upon Government Spending

The Company estimates that, in the first nine months of 2003, approximately 70% of its sales were derived from military and space markets. These military and space markets are largely dependent upon government spending, particularly by the United States government. Changes in the levels of spending for military and space could improve or reduce the Company’s prospects in its military and space markets. The tragedy involving the Space Shuttle Columbia may further affect government spending for space programs, which could adversely affect the Company.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter Programs

The Company estimates that, in the first nine months of 2003, approximately 18% of its sales were for Boeing commercial aircraft, 16% of its sales were for the C-17 aircraft, and 14% of its sales were for the Apache helicopter. The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter program are principally for replacement rotor blades. Any significant change in production rates for these programs would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company. For example, the Company manufactures the spoilers for the Boeing 737NG aircraft (the “737 Spoilers”), which contributed approximately $8,517,000 to sales in the first nine months of 2003. The Company has been informed that a competitor has been awarded a contract to produce the 737 Spoilers, although the timing and amount of any transition of work to the competitor is presently unknown.

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

Goodwill Could Be Impaired in the Future

In assessing the recoverability of the Company’s goodwill at December 31, 2002, management was required to make certain critical estimates and assumptions. These estimates and assumptions, with respect to the Company’s Ducommun AeroStructures (“DAS”) reporting unit, included that, during the next several years DAS will make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. If any of these or other estimates and assumptions are not realized in the future, the Company may be required to record an impairment charge for the goodwill of DAS. The goodwill of DAS was $36,785,000 at October 4, 2003.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a	)	Exhibits

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b	)	The Company filed a report on Form 8-K dated July 30, 2003 furnishing under Item 12 a press release of the Company dated July 30, 2003 regarding second quarter 2003 results.

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

Date: November 12, 2003