Form 10-K
period 2003-12-31
DUCOMMUN INC /DE/
filed 2004-03-04
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 5, 2003 was approximately $102 million.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The number of shares of common stock outstanding on January 31, 2004 was 9,910,957.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

(a)        Proxy Statement for the 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”), incorporated partially in Part III hereof.

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

GENERAL

Ducommun Incorporated (“Ducommun” or the “Company”), through its subsidiaries, designs, engineers and manufactures aerostructure and electromechanical components and subassemblies principally for domestic and foreign commercial aircraft, military and space programs. Domestic commercial aircraft programs include the Boeing 737NG, 747, 757, 767 and 777. Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18, Lockheed Martin F-16, various Sikorsky, Bell, Boeing Apache and Augusta helicopter programs, and various aircraft and shipboard electronics upgrade programs. Space programs include the Space Shuttle external tank, and various commercial and military space launch and satellite programs. Ducommun is the successor to a business founded in California in 1849, first incorporated in California 1907, and reincorporated in Delaware in 1970.

In August 2003, the Company acquired the assets of DBP Microwave, Inc. (“DBP”), a privately held company based in Azusa, California for $2,322,000 in cash and a $400,000 nonnegotiable promissory note. DBP subsequently was merged into the Ducommun Technologies, Inc. subsidiary. In August 2001, the Company, acquired certain assets of the Fort Defiance, Arizona operation of Packard Hughes Interconnect Wiring Systems, a subsidiary of Delphi Automotive Systems Corp. (“Fort Defiance”), for $4,590,000 in cash. In June 2001, Ducommun acquired all of the units of Composite Structures, LLC (“Composite Structures”) for $47,966,000 in cash and $5,354,000 in nonnegotiable promissory notes.

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

On or about January 2, 2004, the Company formally combined several of its businesses. Ducommun AeroStructures, Inc., was formed through the merger of the Company’s wholly owned subsidiaries, Aerochem, Inc., AHF-Ducommun Incorporated, CSD Holdings, Inc. and Parsons Precision Products, Inc., and the distribution of assets of Composite Structures, LLC. Ducommun Technologies, Inc., was formed through the merger of the Company’s wholly-owned subsidiaries, Ducommun Technologies, Inc., and MechTronics of Arizona Corp.

PRODUCTS AND SERVICES

Ducommun operates in two business segments: Ducommun AeroStructures, Inc., (“DAS”) engineers and manufactures aerospace structural components and subassemblies, and

Ducommun Technologies, Inc., (“DTI”) designs, engineers and manufactures electromechanical components and subsystems principally for the aerospace and military markets. DAS provides aluminum stretch-forming, titanium hot-forming, machining, composite lay-up, metal bonding, and chemical milling services. DTI designs and manufactures illuminated push button switches and panels, microwave switches and filters, fractional horsepower motors and resolvers and mechanical and electromechanical subassemblies.

Business Segment Information

The Company supplies products and services to the aerospace industry. The Company’s subsidiaries are organized into two strategic businesses (DAS and DTI), each of which is a reportable operating segment. The accounting policies of the segments are the same as those of the Company, as described in Note 1, Summary of Significant Accounting Policies.

Ducommun AeroStructures, Inc.: Aerostructure Products

Stretch-Forming, Hot Forming and Machining

DAS supplies the aerospace industry with engineering and manufacturing of complex components using stretch-forming and hot-forming processes and computer-controlled machining. Stretch-forming is a process for manufacturing large, complex structural shapes primarily from aluminum sheet metal extrusions. DAS has some of the largest and most sophisticated stretch-forming presses in the United States. Hot-forming is a metal working process conducted at high temperature for manufacturing close-tolerance titanium components. DAS designs and manufactures the tooling required for the production of parts in both forming processes. Certain components manufactured by DAS are machined with precision milling equipment, including three 5-axis gantry profile milling machines and five 5-axis numerically-controlled routers to provide computer-controlled machining and inspection of complex parts up to 100 feet long.

Composites and Metal Bonding

DAS engineers and manufactures metal, fiberglass and carbon composite aerostructures. DAS produces helicopter main and tail rotor blades, and adhesive bonded assemblies, including spoilers and fuselage structural panels for aircraft and jet engine fan containment rings.

Chemical Milling

DAS is a major supplier of close tolerance chemical milling services for the aerospace industry. Chemical milling removes material in specific patterns to reduce weight in areas where full material thickness is not required. This sophisticated etching process enables DAS to produce lightweight, high-strength designs that would be impractical to produce by conventional means. DAS offers production-scale chemical milling on aluminum, titanium, steel, nickel-base and super alloys. Jet engine components, wing leading edges and fuselage skins are examples of products that require chemical milling.

Ducommun Technologies, Inc.: Electromechanical Products

Switches and Related Components

DTI develops, designs and manufactures illuminated switches, switch assemblies and keyboard panels used in many military aircraft, helicopter, commercial aircraft and spacecraft programs. DTI manufactures switches and panels where high reliability is a prerequisite. DTI also develops, designs and manufactures microwave switches, filters and other components used principally on commercial and military aircraft and satellites. In addition, DTI develops, designs and manufactures high precision actuators, stepper motors, fractional horsepower motors and resolvers principally for space applications.

Mechanical and Electromechanical Subassemblies

DTI is a leading manufacturer of mechanical and electromechanical assemblies for the defense electronics and commercial aircraft markets. DTI has a fully integrated manufacturing capability, including manufacturing engineering, fabrication, machining, assembly, electronic integration and related processes. DTI’s products include sophisticated radar enclosures, gyroscopes and indicators, aircraft avionics racks, and shipboard communications and control enclosures.

SALES AND MARKETING

In 2003, the Company experienced a substantial shift in its business mix from commercial to military due to increased military procurement spending, as well as a difficult commercial aerospace environment.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft, including the Boeing 737NG, 747, 757, 767 and 777 and the Airbus A330/340. Sales related to commercial business were approximately 30% of total sales in 2003, compared to 38% of total sales in 2002. The Company’s commercial sales depend substantially on aircraft manufacturers’ production rates, which in turn depend upon deliveries of new aircraft. Deliveries of new aircraft by aircraft manufacturers are dependent on the financial capacity of the airlines and leasing companies to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. The Company’s sales for commercial aircraft programs also could be affected by changes in its customers’ inventory levels and changes in its customers’ aircraft production build rates.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately 65% of total sales in 2003 compared to 58% of total sales in 2002. In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately 5% of total sales in 2003 compared to 4% of total sales in 2002. Sales related to space programs were higher in 2003 due to higher sales for the Space Shuttle program partially offset by lower sales for other space launch vehicles.

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

MAJOR CUSTOMERS

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During 2003, sales to Boeing were $113,071,000, or 50% of total sales; sales to Raytheon were $29,755,000, or 13% of total sales; and sales to Lockheed Martin were $16,509,000, or 7% of total sales. Sales to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, military and space programs.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

In 2003, 2002 and 2001, foreign sales to customers worldwide were $12,280,000, $14,509,000 and $28,006,000, respectively. The amounts of profitability and identifiable assets attributable to foreign sales activity were not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2003, 2002 and 2001. The Company had no sales to a foreign country greater than 4% of total sales in 2003, 2002 and 2001. The Company is not subject to any significant foreign currency risks since all sales are made in United States dollars.

RESEARCH AND DEVELOPMENT

The Company performs concurrent engineering with its customers and product development activities under Company-funded programs and under contracts with others. Concurrent engineering and product development activities are performed for commercial, military and space applications.

RAW MATERIALS AND COMPONENTS

Due to the Company’s diversification, the sources and availability of raw materials and components are not nearly as important as they would be for a company that manufactures a single product. Raw materials and components used in the manufacture of the Company’s products, including aluminum, steel and carbon fibers, are available from a number of vendors and are generally in adequate supply. However, certain components, supplies and raw materials for the Company’s operations are purchased from single sources. In such instances, the Company strives to develop alternative sources and design modifications to minimize the effect of business interruptions.

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

BACKLOG

The Company has a number of long-term agreements with several of its customers. These agreements generally describe the terms under which the customer may issue purchase orders to buy the Company’s products and services during the term of the agreement. These terms typically include a list of the parts or services customers may purchase, pricing for these products and services, anticipated quantities to be purchased by the customers and, to the extent known, delivery dates. Backlog only includes amounts for which the Company has actual purchase orders with firm delivery dates, prices and quantities. Backlog does not include the total contract value for fixed-price multi-year contracts, except for the released portion. Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of December 31, 2003, backlog believed to be firm was approximately $283,901,000, compared to $289,857,000 at December 31, 2002. Approximately $149,000,000 of total backlog is expected to be delivered during 2004.

ENVIRONMENTAL MATTERS AND LEGAL

The Company’s business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that may be or have been released to the environment, and they require the Company to obtain and maintain licenses and permits in connection with its operations. The Company may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on the Company. The Company anticipates that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain its environmental compliance efforts. The Company does not expect to spend a material amount on capital expenditures for environmental compliance during 2004.

The DAS chemical milling business uses various acid and alkaline solutions in the chemical milling process, resulting in potential environmental hazards. Despite existing waste recovery systems and continuing capital expenditures for waste reduction and management, at least for the immediate future, this business will remain dependent on the availability and cost of remote hazardous waste disposal sites or other alternative methods of disposal.

The DAS facility located in El Mirage, California has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination. Based upon currently available information, the Company has established a provision for the cost of such investigation and corrective action. DAS expects to spend approximately $1 million for future investigation and corrective action for groundwater contamination at its El Mirage location. However, the Company’s ultimate liability in connection with the contamination will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the corrective action.

The Company’s subsidiary, Compositie Structures, LLC (“Composite”), and several other companies have been ordered by a California environmental agency to investigate and clean up soil and groundwater contamination at its Monrovia, California facility. Composite has filed a petition for review of the order.

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

EMPLOYEES

At December 31, 2003 the Company employed 1,350 persons. The Company’s DAS subsidiary is a party to collective bargaining agreements with labor unions at its Monrovia, California facility. Under these agreements, the Company currently employs 246 full-time employees, and 4 temporary employees, all of whom are members of labor unions. If the unionized workers were to engage in a strike or other work stoppage, if DAS is unable to negotiate acceptable collective bargaining agreements with the unions, or if other employees were to become unionized, the Company could experience a significant disruption of the Company’s operations and higher ongoing labor costs, which could have an adverse effect on its business and results of operations. The Company has not experienced any material labor-related work stoppage and considers its relations with its employees to be good.

AVAILABLE INFORMATION

The Company’s Internet website address is www.ducommun.com. The company makes available through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after filing with the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The Company occupies approximately 15 facilities with a total office and manufacturing area of over 1,266,000 square feet, including both owned and leased properties. At December 31, 2003, facilities which were in excess of 60,000 square feet each were occupied as follows:

Location	Company	Square Feet	Expiration of Lease
El Mirage, California	Ducommun AeroStructures, Inc.	74,000	Owned
Orange, California	Ducommun AeroStructures, Inc.	76,000	Owned
Carson, California	Ducommun AeroStructures, Inc.	76,000	2004
Carson, California	Ducommun AeroStructures, Inc.	286,000	Owned
Carson, California	Ducommun Technologies, Inc.	117,000	2005
Phoenix, Arizona	Ducommun Technologies, Inc.	100,000	2012
Parsons, Kansas	Ducommun AeroStructures, Inc.	120,000	Owned
Monrovia, California	Ducommun AeroStructures, Inc.	274,000	Owned

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

The common stock of the Company (DCO) is listed on the New York Stock Exchange. On December 31, 2003, the Company had approximately 468 holders of record of common stock. No dividends were paid during 2003 or 2002. The following table sets forth the high and low closing sales prices per share for the Company’s common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	2003		2002		2001
	High	Low	High	Low	High	Low
First Quarter	$16.40	$9.80	$19.70	$11.00	$15.02	$11.06
Second Quarter	14.20	10.50	26.24	18.09	14.10	12.15
Third Quarter	17.50	13.80	24.10	16.19	14.10	8.80
Fourth Quarter	22.50	17.85	19.10	11.64	11.10	8.60

ITEM 6.	SELECTED FINANCIAL DATA

Year ended December 31,	2003(a)	2002	2001(a)	2000	1999(a)
(In thousands, except per share amounts)

Net Sales	$225,906	$212,446	$212,744	$152,273	$132,438

Gross Profit as a Percentage of Sales	22.4%	19.5%	26.4%	29.6%	31.5%

Income from Continuing Operations Before Taxes	23,144	15,504	25,188	22,131	22,316
Income Tax Expense	(6,943)	(5,582)	(9,073)	(8,410)	(8,612)

Income from Continuing Operations	16,201	9,922	16,115	13,721	13,704
Loss from Discontinued Operation, Net of Tax	-	(1,092)	(1,512)	(1,001)	(260)
Cumulative Effect of Accounting Change, Net of Tax	-	(2,325)	-	-	-

Net Income	$16,201	$6,505	$14,603	$12,720	$13,444

Earnings Per Share:
Basic earnings per share
Income from continuing operations	$1.64	$1.01	$1.67	$1.42	$1.34
Loss from discontinued operation, net of tax	-	(0.11)	(0.16)	(0.10)	(0.02)
Cumulative Effect of Accounting Change, Net of Tax	-	(0.24)	-	-	-

Basic Earnings Per Share	$1.64	$0.66	$1.51	$1.32	$1.32

Diluted earnings per share
Income from continuing operations	$1.63	$0.99	$1.66	$1.40	$1.30
Loss from discontinued operation, net of tax	-	(0.11)	(0.16)	(0.10)	(0.02)
Cumulative Effect of Accounting Change, Net of Tax	-	(0.23)	-	-	-

Diluted Earnings Per Share	$1.63	$0.65	$1.50	$1.30	$1.28

Working Capital	$29,660	$33,986	$45,819	$31,403	$29,862
Total Assets	198,041	197,610	216,075	150,364	141,802
Long-Term Debt, Including Current Portion	2,585	25,850	52,298	19,654	27,840
Total Shareholders’ Equity	137,750	120,442	114,602	99,529	87,842

(a)	In November 1999 and June 2001, the Company acquired Parsons and Composite Structures, respectively, which are now a part of DAS. In April 1999, August 2001 and August 2003 the Company acquired the SMS, Fort Defiance and DBP, respectively, which are now part of DTI. These transactions were accounted for as purchase business combinations. (See Note 2 to Consolidated Financial Statements for further discussion.)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Ducommun designs, engineers and manufactures aerostructure and electromechanical components and subassemblies principally for the aerospace industry. The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. Domestic commercial aircraft programs include the Boeing 737NG, 747, 757, 767 and 777. Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16, various Sikorsky, Bell, Boeing Apache and Augusta helicopter programs, and various aircraft and shipboard electronics upgrade programs. Space programs include the space shuttle external fuel tank, and various commercial and military space launch and satellite programs.

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

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company performs a goodwill impairment test annually in its fourth quarter and between annual tests, in certain circumstances, whenever events may indicate an impairment may have occurred. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

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

Acquisitions

In August 2003, the Company acquired the assets of DBP Microwave, Inc. (“DBP”), a privately held company based in Azusa, California for $2,322,000 in cash and a $400,000 nonnegotiable promissory note. DBP is a manufacturer of electromechanical RF and microwave switches for both aerospace and nonaerospace applications, and is now part of the Company’s Ducommun Technologies, Inc. (“DTI”), subsidiary. In August 2001, the Company, acquired certain assets of the Fort Defiance, Arizona operation of Packard Hughes Interconnect Wiring Systems, a subsidiary of Delphi Automotive Systems Corp. (“Fort Defiance”) for $4,590,000 in cash. Fort Defiance supplies wiring harnesses and cable assemblies for use in commercial and military aerospace applications and other military applications, and is now part of the Company’s DTI subsidiary. In June 2001, the Company acquired all of the units of Composite Structures, LLC (“Composite Structures”), for $47,966,000 in cash and $5,354,000 in nonnegotiable promissory notes. Composite Structures designs and manufactures metal, fiberglass and carbon composite aerostructures, and is now part of the Company’s Ducommun AeroStructures, Inc., (“DAS”) subsidiary. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results for these acquisitions have been included in the consolidated statements of income since the dates of the respective acquisitions. The cost of the acquisitions was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. These acquisitions accounted for approximately $25,627,000 and $23,958,000 of the excess of cost over net assets acquired at December 31, 2003 and December 31, 2002, respectively. The acquisitions were funded from internally generated cash, notes and other accounts payable to sellers, and borrowings under the Company’s credit agreement (see Financial Condition for additional information). These acquisitions strengthened the Company’s position in the aerospace industry and added complementary lines of business.

Disposition

In October 2002, Ducommun sold the capital stock of its airline seating manufacturing subsidiary, Brice Manufacturing Company, Inc. (“Brice”), for $1,300,000 in cash. Brice has been classified as a discontinued operation in the accompanying financial statements.

Results of Operations

2003 Compared to 2002

Net sales in 2003 were $225,906,000, compared to net sales of $212,446,000 for 2002. Net sales in 2003 benefited by approximately $2,500,000 in sales from the August 2003 acquisition of DBP Microwave. The Company’s mix of business in 2003 was approximately 65% military, 30% commercial, and 5% space, compared to 58% military, 38% commercial, and 4% space in 2002. Foreign sales decreased to 5% of sales in 2003 from 7% in 2002. The Company did not have sales to any foreign country greater than 4% of total sales in 2003 or 2002.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During 2003 and 2002, sales to Boeing were $113,071,000 and $105,035,000, respectively; sales to Raytheon were $29,755,000 and $26,524,000, respectively; and sales to Lockheed Martin were $16,509,000 and $11,913,000, respectively. At December 31, 2003, trade receivables from Boeing, Raytheon and Lockheed Martin were $11,405,000, $3,073,000 and $2,133,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. During 2003, commercial sales for Boeing aircraft and various regional business aircraft were significantly lower, principally because of the decline in commercial jet aircraft deliveries. Sales related to commercial business were approximately $67,532,000, or 30% of total sales in 2003. The Boeing 737/737NG program accounted for approximately $26,396,000 in sales in 2003.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $147,954,000, or 65% of total sales in 2003. In 2003, the C-17 program accounted for approximately $32,614,000 in sales and the Apache helicopter program accounted for approximately $35,356,000 in sales.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. During 2003, sales related to space programs were higher due to higher sales for the Space Shuttle program partially offset by lower sales to all other space programs. Sales related to space programs were approximately $10,497,000, or 5% of total sales in 2003.

At December 31, 2003, backlog believed to be firm was approximately $283,901,000, compared to $289,857,000 at December 31, 2002. The backlog decrease from December 31, 2002 was primarily due to lower bookings for commercial programs. Approximately $149,000,000 of the total backlog is expected to be delivered during 2004.

Gross profit, as a percentage of sales, increased to 22.4% in 2003 from 19.5% in 2002. This increase was primarily the result of lower production cost overruns and warranty reserve expenses in 2003 compared to 2002, as well as changes in sales mix and lower overhead expenses as a percentage of sales due to higher sales in 2003 compared to 2002. During the year ended December 31, 2002, the Company established a $2,100,000 provision for estimated cost overruns related to the A330/340 program, and increased its provisions for warranty reserves by $1,605,000 and additional inventory reserves by $1,402,000 for main rotor blades and related parts in inventory for the Apache helicopter. During the year ended December 31, 2003, the Company increased its provision for warranty reserves by $184,000 for main and tail rotor blades for the Apache helicopter. The Company and its customer are in the process of determining the exact number of these main and tail rotor blades that must be repaired or scrapped. Gross profit in 2003 benefited from a $763,000 reduction in the provision for contract cost overruns as a result of shipments and improved contract performance.

Selling, general and administrative expenses, as a percentage of sales, were 12.4% in 2003, compared to 11.5% in 2002. Selling, general and administrative expenses in 2003 included accrued bonuses of approximately $2,358,000. Selling, general and administrative expenses in 2002 included $1,358,000 of consulting and severance costs, and $323,000 of accrued bonuses.

Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a result of the adoption of SFAS No. 141 and SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but rather tested at least annually for impairment. In the first quarter of 2002, the Company recorded a non-cash, pre-tax charge of $3,633,000 for goodwill impairment at its Brice reporting unit in accordance with SFAS No. 142. This charge was reflected as a cumulative effect of accounting change, net of taxes, of $2,325,000, or $0.23 per diluted share in 2002.

Gain on sale of real estate was $1,260,000 in 2003. In December 2003, the Company sold real estate, that was not needed for the Company’s operations for $4,825,000 in cash.

Interest expense decreased to $753,000 in 2003 compared to $1,632,000 for 2002. The decrease in interest expense was primarily due to lower debt levels and lower interest rates in 2003 compared to 2002.

Income tax expense increased to $6,968,000 in 2003, compared to $5,582,000 in 2002. The increase in income tax expense was primarily due to the increase in income before taxes partially offset by a lower effective income tax rate. The Company’s effective tax rate for 2003 was 30.0%, compared to 35.6% in 2002, primarily due to higher research and development tax credits that became available in 2003. The Company currently expects the effective tax rate to be higher in 2004 than in 2003. Cash expended to pay income taxes decreased to $5,026,000 in 2003, compared to $5,822,000 in 2002.

Net income for 2003 was $16,201,000, or $1.63 diluted earnings per share, compared to $6,505,000, or $0.65 diluted earnings per share in 2002. Net income for 2003 included a tax benefit of $1,301,000, or $0.13 per diluted share, from research and development credits which lowered the Company’s effective tax rate, and an after tax gain of $882,000, or $0.09 per diluted share, on the sale of real property not needed for the Company’s operations. Net income for 2002 included a charge of $2,325,000, or $0.23 per diluted share, for goodwill impairment at Brice, and a loss from discontinued operation of $1,092,000, or $0.11 per diluted share, for Brice.

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

Gross profit, as a percentage of sales, decreased to 19.5% in 2002 from 26.4% in 2001. This decrease was primarily the result of a 12% drop in sales (adjusted for acquisitions), the impact of spreading fixed overhead costs over a smaller sales volume, and increasing pricing pressures on both new contracts and renewals of existing contracts. In addition, gross profit margins declined due to several factors including additional provisions at Ducommun AeroStructures for estimated future losses on new contracts placed into production during 2002, and quality issues with the Company’s Apache helicopter blade program, for which an increase in the warranty reserve and an increase in inventory reserves were recorded. Estimates of overrun provisions are subject to customers’ future production rates and delivery schedules as well as the Company’s future cost structure and learning curve assumptions. During 2002, the Company started production on a contract related to the A330/340 program and experienced significant production cost overruns. Based on currently available information and various assumptions during the second half of 2002, the Company established a $2,100,000 provision for estimated cost overruns on this contract. In addition, the Company manufactures main and tail rotor blades for the Apache helicopter. Approximately 59 of the main rotor blades manufactured by the Company for the Apache helicopter were identified as potentially nonconforming to specifications. The Company and its customer have developed a testing method to determine which, if any, of these main rotor blades must be repaired or scrapped. Based on currently available information, the Company increased its provision for warranty reserve by $1,605,000 and recorded an additional inventory reserve of $1,402,000 for main rotor blades and related parts included in inventory.

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

Net income for 2002 was $6,505,000, or $0.65 diluted earnings per share, compared to $14,603,000, or $1.50 diluted earnings per share in 2001. Net income for 2002 included a charge of $2,325,000, or $0.23 per diluted share, for goodwill impairment at Brice and a loss from discontinued operation of $1,092,000, or $0.11 per diluted share, for Brice. Net income for 2002 decreased 55% compared to 2001. Net income for 2001 included a loss from discontinued operation of $1,512,000, or $0.16 per diluted share, for Brice and an after-tax charge of $517,000, or $0.05 per diluted share, for the Com Dev lawsuit settlement, partially offset by a tax benefit of $450,000, or $0.04 per diluted share, for research and development credits used to lower the Company’s effective tax rate.

Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities for 2003, 2002 and 2001 was $30,457,000, $25,263,000 and $33,321,000, respectively. Net cash provided by operating activities for 2003 included $16,201,000 of net income, an increase in accrued and other liabilities of $7,480,000 (consisting primarily of an increase of $5,275,000 for accrued bonuses and incentives, an increase in customers cash deposit received of $1,828,000 and an increase in accrued workers’ compensation insurance expenses of $1,208,000), $7,569,000 of depreciation, an increase of $3,734,000 in deferred income tax expense, and a $1,714,000 decrease in inventory, partially offset by a gain of $1,260,000 resulting from the sale of real estate not needed for the Company’s operation, a reduction of $2,151,000 in accounts payable due to timing of payments of vendors invoices, a $1,716,000 increase in accounts receivable due to timing in shipments and billings to customers, a $1,453,000 increase in prepaid income taxes and a reduction of $763,000 in the provision for contract cost overruns.

Net cash used in investing activities for 2003 consisted primarily of $5,767,000 of capital expenditures and $2,322,000 of cash paid for the acquisition of DBP, partially offset by the net proceeds of $4,593,000 from the sale of real estate not needed for the Company’s operations.

Net cash used in financing activities in 2003 of $23,303,000 included $23,666,000 of net repayments by the Company of principal on outstanding borrowings, partially offset by $363,000 of net cash received from the exercise of common stock options.

In August 2003, the Company acquired the assets of DBP Microwave, Inc. (“DBP”), a privately held company based in Azusa, California for $2,322,000 in cash and a $400,000 nonnegotiable promissory note. DBP is a manufacturer of electromechanical RF and microwave switches for both aerospace and nonaerospace applications, and is now part of the Company’s Ducommun Technologies, Inc., subsidiary.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during 2003. In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for a $75,000,000 unsecured revolving credit line gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.25% at December 31, 2003). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (2.60% at December 31, 2003). At December 31, 2003, the Company had $73,578,000 of unused lines of credit, after deducting $1,422,000 for outstanding standby letters of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.40% per annum at December 31, 2003), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

The weighted average interest rate on borrowings outstanding was 5.69% and 3.81% at December 31, 2003 and 2002, respectively.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Aggregate maturities of long-term debt during the next five years are as follows: 2004, $2,185,000; 2005, $400,000; 2006, $0; 2007, $0; 2008, $0.

As part of the acquisition of Composite Structures, described in Note 2, in June 2001, the Company assumed the assets and liabilities of a defined benefit plan covering certain hourly employees at the Monrovia facility of Ducommun AeroStructures, Inc. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit plan are composed primarily of fixed income and equity securities. On December 31, 2003, the Company’s annual measurement date, the accumulated benefit obligation, related to the Company’s defined benefit plan, exceeded the fair value of the pension plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting

for Pensions,” the Company recognized minimum pension liability of $2,041,000, net of tax and $2,679,000, net of taxes at December 31, 2003 and December 31, 2002, respectively, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. During the year ended December 31, 2003, the capital market performance improved resulting in a reduction of the minimum pension liability by $638,000, net of tax. Pension expense will be approximately $562,000 in 2004 compared to $598,000 in 2003. The Company was not required to make any contributions to the pension plan in 2003, but plans to contribute as much as $1,300,000 in 2004.

The Company expects to spend less than $10,000,000 for capital expenditures in 2004. The Company believes that the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. Accordingly, the Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft and space programs.

The Company has made guarantees and indemnities under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, the Company has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments the Company could be obligated to make. Historically, payments related to these guarantees and indemnities have been immaterial. The Company estimates the fair value of its indemnification obligations as insignificant based on this history and insurance coverage and has, therefore, not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. However, there can be no assurances that the Company will not have any future financial exposure under these indemnification obligations.

As of December 31, 2003 the Company had the following categories of contractual obligations (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$2,585	$2,185	$400	$-	$-
Operating leases	8,038	2,323	2,533	1,579	1,603
Other long-term liabilities	2,041	1,306	735	-	-

Total	$12,664	$5,814	$3,668	$1,579	$1,603

The DAS facility located in El Mirage, California has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination. Based upon currently available information, the Company has established a provision for the cost of such investigation and corrective action. DAS expects to spend approximately $1 million for future investigation and corrective action for groundwater contamination at its El Mirage location. However, the Company’s ultimate liability in connection with the contamination will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the corrective action.

The Company’s subsidiary, Composite Structures, LLC (“Composite”), and several other companies have been ordered by a California environmental agency to investigate and clean up soil and groundwater contamination at its Monrovia, California facility. Composite has filed a petition for review of the order.

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

Off-Balance Arrangements

The Company’s off-balance sheet arrangements consist of operating leases and capital commitments as described above.

Recent Accounting Pronouncements

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

In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), was issued. SFAS No. 150 requires that the following financial instruments be classified as liabilities, or assets in some circumstances: (1) mandatorily redeemable shares that represent an unconditional obligation requiring the issuer to redeem those shares by transferring its assets at a specified or determinable date (or dates), or upon an event that is certain to occur, (2) outstanding shares, that, at inception, represent an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require or may require the issuer to settle the obligation by transferring assets, and (3) unconditional obligations, or financial instruments other than outstanding shares, that represents a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares, if at inception, the monetary value of the obligation is based solely or predominantly on any of the following: (a) a fixed monetary amount known at inception, (b) variations in something other than the fair value of the issuer’s equity shares, or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2003, Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132” (“SFAS No. 132 (revised 2003)”), was issued. SFAS No. 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 (revised 2003) requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement is effective for fiscal years ended after December 15, 2003. The Company has adopted the provisions of SFAS No. 132 (revised 2003).

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

Aerospace Markets Are Cyclical

The aerospace markets in which the Company sells its products are cyclical and have experienced periodic declines. The market for the Company’s products sold for new commercial aircraft production is currently experiencing a decline, the depth and duration of which is unknown. The Company’s sales are, therefore, unpredictable and tend to fluctuate based on a number of factors, including economic conditions and developments affecting the aerospace industry and the customers served. If the current downturn in commercial aircraft production were to continue for an extended period or if conditions in the commercial aircraft market were to worsen, the negative impact on the Company’s business, financial condition and operating results could be further exacerbated.

Commercial Aircraft Production Rates Are Declining

The Company estimates that, in 2003, approximately 18% of its sales were for Boeing commercial aircraft and approximately 12% of its sales were for other commercial aircraft and miscellaneous nonaerospace commercial applications. The production rate for new commercial aircraft is expected to decline at least through 2004, and the timing of any rebound in new commercial aircraft production is unknown. These reductions in commercial aircraft production are expected to affect adversely the Company’s result of operations and cash flows.

Military and Space-Related Products Are Dependent Upon Government Spending

The Company estimates that, in 2003, approximately 70% of its sales were derived from military and space markets. These military and space markets are largely dependent upon government spending, particularly by the United States government. Changes in the levels of spending for military and space could improve or negatively impact the Company’s prospects in its military and space markets. The tragedy involving the Space Shuttle Columbia may further affect government spending for space programs, which could adversely affect the Company.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter Programs

The Company estimates that, in 2003, approximately 18% of its sales were for Boeing commercial aircraft, 14% of its sales were for the C-17 aircraft, and 16% of its sales were for the Apache helicopter. The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter program are principally for replacement rotor blades. Any significant change in production rates for these programs would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company. For example, the Company manufactures the spoilers for the Boeing 737NG aircraft (the “737 Spoilers”), which contributed approximately $12,062,000 to sales in 2003. The Company has been informed that a competitor has been awarded a contract to produce the 737 Spoilers. Although the precise timing and amount of any transition of work to the competitor is presently unknown, such a transition of work may occur as early as late 2004.

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

The Company Faces Risks Associated with Acquisitions and Dispositions of Businesses

A key element of the Company’s long-term strategy has been growth through acquisitions. The Company is continuously reviewing and actively pursuing acquisitions, including acquisitions outside of its current aerospace markets. Acquisitions may require the Company to incur additional indebtedness, resulting in increased leverage. Any significant acquisition may result in a material weakening of the Company’s financial position and a material increase in the Company’s cost of borrowings. Acquisitions also may require the Company to issue additional equity, resulting in dilution to existing stockholders. This additional financing for acquisitions and capital expenditures may not be available on terms acceptable or favorable to the Company. Acquired businesses may not achieve anticipated results, and could result in a material adverse effect on the Company’s financial condition, results of operations and cash flows. The Company also periodically reviews its existing businesses to determine if they are consistent with the Company’s strategy. The Company has sold, and may sell in the future, business units and product lines, which may result in either a gain or loss on disposition.

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

Goodwill Could Be Impaired in the Future

In assessing the recoverability of the Company’s goodwill at December 31, 2003, management was required to make certain critical estimates and assumptions. These estimates and assumptions, with respect to the Company’s Ducommun AeroStructures, Inc. (“DAS”), reporting unit, included that during the next several years DAS will make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. If any of these or other estimates and assumptions are not realized in the future, the Company may be required to record an impairment charge for the goodwill of DAS. The goodwill of DAS was $36,785,000 at December 31, 2003.

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

Environmental Liabilities Could Adversely Affect the Company’s Financial Results

The Company is subject to various environmental laws and regulations. The Company is investigating and taking corrective action for groundwater contamination at its DAS subsidiary’s El Mirage, California site. The Company is also a potentially responsible party at certain sites at which it previously disposed of hazardous wastes. There can be no assurance that future developments, lawsuits and administrative actions, and liabilities relating to environmental matters will not have a material adverse effect on the Company’s results of operations or cash flows.

The DAS chemical milling business uses various acid and alkaline solutions in the chemical milling process, resulting in potential environmental hazards. Despite existing waste recovery systems and continuing capital expenditures for waste reduction and management, at least for the immediate future, this business will remain dependent on the availability and cost of remote hazardous waste disposal sites or other alternative methods of disposal.

The DAS facility located in El Mirage, California has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination. Based upon currently available information, the Company has established a provision for the cost of such investigation and corrective action. DAS expects to spend approximately $1 million for future investigation and corrective action for groundwater contamination at its El Mirage location. However, the Company’s ultimate liability in connection with the contamination will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the corrective action.

The Company’s subsidiary, Composite Structures, LLC (“Composite”), and several other companies have been ordered by a California environmental agency to investigate and clean up soil and groundwater contamination at its Monrovia, California facility. Composite has filed a petition for review of the order.

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

The financial statements and supplementary data under the captions “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Changes in Shareholders’ Equity,” and “Notes to Consolidated Financial Statements,” together with the report thereon of PricewaterhouseCoopers LLP dated March 1, 2004, appearing on pages 29 through 54 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure and Procedures

As of December 31, 2003 (the “Evaluation Date”) the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

(b)    Changes in Internal Controls

No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The information under the caption “Election of Directors” in the 2004 Proxy Statement is incorporated herein by reference.

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

Name (Age)	Positions and Offices Held With Company (Year Elected)	Other Business Experience (Past Five Years)
Joseph C. Berenato (57)	Chief Executive Officer (1997) and Chairman of the Board (1999)	–

David H. Dittermore (50)	President and Chief Operating Officer (2003)	Independent Business Consultant (2001-2003), Executive Vice President and Chief Operating Officer of Cytec Fiberite, Inc. (1998-2001)

James S. Heiser (47)	Vice President (1990), Chief Financial Officer (1996), General Counsel (1988), Secretary (1987), and Treasurer (1995)	–

Michael W. Williams (49)	Vice President, Corporate Development (1998)	–

Samuel D. Williams (55)	Vice President (1991) and Controller (1988)	–

Paul L. Graham (59)	President of Ducommun Technologies, Inc. (following the merger of Ducommun Technologies, Inc. and MechTronics of Arizona Corp.) (2004)	President of Ducommun Technologies group (2002-2003); President of Ducommun Technologies, Inc. (1999-present)

Anthony Reardon (53)	President of Ducommun AeroStructures, Inc. (following the merger of Aerochem, Inc., AHF-Ducommun Incorporated, Parsons Precision Products, Inc. and CSD Holdings, Inc.) (2004)	President of Ducommun AeroStructures group (2003); Vice President of Business Management of Ducommun Aerostructures group (2001-2002); Vice President of Business Management of Composite Structures, LLC (1997-2001)

Audit Committee and Audit Committee Financial Expert

The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2004 Proxy Statement is incorporated herein by reference.

Compliance With Section 16(a) of the Exchange Act

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Ethics” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the caption “Compensation of Executive Officers” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Principal Accountant Fees and Services” contained in the 2004 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

2.    Financial Statement Schedule

The following schedule for the years ended December 31, 2003, 2002 and 2001 is filed herewith:

Report of Independent Auditors on Financial Statement Schedule	54
Schedule II—Valuation and Qualifying Accounts and Reserves	55

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

3.    Exhibits

See Item 15(c) for a list of exhibits.	56-58

Report of Independent Auditors

To the Board of Directors and Shareholders of Ducommun Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 28 present fairly, in all material respects, the financial position of Ducommun Incorporated and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

PricewaterhouseCoopers LLP

Los Angeles, California

March 1, 2004

Consolidated Statements of Income
Year ended December 31,	2003	2002	2001
(In thousands, except per share amounts)

Net Sales	$225,906	$212,446	$212,744

Operating Costs and Expenses:
Cost of goods sold	175,325	170,913	156,548
Selling, general and administrative expenses	27,944	24,397	25,419
Goodwill amortization expense	-	-	3,220

Total Operating Costs and Expenses	203,269	195,310	185,187

Operating Income from Continuing Operations	22,637	17,136	27,557
Gain on Sale of Real Estate	1,260	-	-
Interest Expense	(753)	(1,632)	(2,369)

Income from Continuing Operations Before Taxes	23,144	15,504	25,188
Income Tax Expense	(6,943)	(5,582)	(9,073)

Income from Continuing Operations	16,201	9,922	16,115
Loss from Discontinued Operation, Net of Tax	-	(1,092)	(1,512)
Cumulative Effect of Accounting Change, Net of Tax	-	(2,325)	-

Net Income	$16,201	$6,505	$14,603

Earnings Per Share:
Basic earnings per share
Income from continuing operations	$1.64	$1.01	$1.67
Loss from discontinued operation, net of tax	-	(.11)	(.16)
Cumulative effect of accounting change, net of tax	-	(.24)	-

Basic Earnings Per Share	$1.64	$.66	$1.51

Diluted earnings per share
Income from continuing operations	$1.63	$.99	$1.66
Loss from discontinued operation, net of tax	-	(.11)	(.16)
Cumulative effect of accounting change, net of tax	-	(.23)	-

Diluted Earnings Per Share	$1.63	$.65	$1.50

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

December 31,	2003	2002
(In thousands, except share data)

Assets
Current Assets:
Cash and cash equivalents	$3,832	$174
Accounts receivable (less allowance for doubtful accounts of $503 and $534)	26,275	23,968
Inventories	40,003	41,336
Deferred income taxes	6,217	6,711
Prepaid income taxes	1,593	140
Other current assets	4,277	4,400

Total Current Assets	82,197	76,729
Property and Equipment, Net	56,929	61,936
Deferred Income Taxes	-	1,049
Goodwill (Net of Accumulated Amortization of $10,996 and $10,996)	57,201	55,532
Other Assets	1,714	2,364

	$198,041	$197,610

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$2,185	$1,501
Accounts payable	14,200	16,203
Accrued liabilities	36,152	25,039

Total Current Liabilities	52,537	42,743
Long-Term Debt, Less Current Portion	400	24,349
Deferred Income Taxes	5,313	3,122
Other Long-Term Liabilities	2,041	6,954

Total Liabilities	60,291	77,168

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 9,901,965 shares in 2003 and 9,863,985 shares in 2002	99	99
Additional paid-in capital	38,394	37,925
Retained earnings	101,298	85,097
Accumulated other comprehensive loss	(2,041)	(2,679)

Total Shareholders’ Equity	137,750	120,442

	$198,041	$197,610

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Year ended December 31,	2003	2002	2001
(In thousands)

Cash Flows from Operating Activities:
Net Income	$16,201	$6,505	$14,603
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization	7,569	8,018	11,080
Deferred income tax provision (benefit)	3,734	485	(1,909)
Income tax benefit related to the exercise of nonqualified stock options	106	761	184
Provision for (recovery of) doubtful accounts	(31)	216	-
Gain on sale of assets	(1,218)	(279)	-
Charge related to the sale of Brice	-	861	-
Provision for warranty and other inventory reserves	62	2,731	105
Provision for (recovery of) contract cost overruns	(763)	1,819	407
Cumulative effect of accounting change, net of tax	-	2,325	-
Changes in Assets and Liabilities, Net of Effects from Acquisitions and Disposition:
Accounts receivable	(1,716)	3,791	(546)
Inventories	1,714	699	435
Prepaid income taxes	(1,453)	(6)	-
Other assets	923	(282)	72
Accounts payable	(2,151)	(820)	3,244
Accrued and other liabilities	7,480	(2,884)	6,189

Net Cash Provided by Operating Activities from Continuing Operations	30,457	23,940	33,864
Net Cash Provided by (Used in) Operating Activities from Discontinued Operation	-	1,323	(543)

Net Cash Provided by Operating Activities	30,457	25,263	33,321

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(5,767)	(3,608)	(6,013)
Proceeds from Sale of Brice	-	1,300	-
Proceeds from Sale of Assets	4,593	-	-
Acquisition of Businesses	(2,322)	-	(52,556)

Net Cash Used in Investing Activities	(3,496)	(2,308)	(58,569)

Cash Flows from Financing Activities:
Net (Repayment) Borrowings of Long-Term Debt	(23,666)	(26,448)	27,290
Net Cash Effect of Exercise Related to Stock Options	363	1,253	286

Net Cash (Used in) Provided by Financing Activities	(23,303)	(25,195)	27,576

Net (Decrease) Increase in Cash and Cash Equivalents	3,658	(2,240)	2,328
Cash and Cash Equivalents—Beginning of Year	174	2,414	86

Cash and Cash Equivalents—End of Year	$3,832	$174	$2,414

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$802	$1,726	$2,522
Income Taxes Paid	$5,026	$5,822	$8,454

Supplemental information for Non-Cash Investing and Financing Activities:
See Note 2 for non-cash investing activities related to the acquisition and the disposition of businesses.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except share data)

Balance at December 31, 2000	9,604,457	$97	$36,673	$63,989	$(1,230)	$-	$99,529
Stock options exercised	146,750	2	1,088	-	-	-	1,090
Stock repurchased related to the exercise of stock options	(55,749)	(1)	(803)	-	-	-	(804)
Income tax benefit related to the exercise of nonqualified stock options	-	-	184	-	-	-	184
Treasury stock retired	-	(1)	(1,229)	-	1,230	-	-
Net Income	-	-	-	14,603	-	-	14,603

Balance at December 31, 2001	9,695,458	97	35,913	78,592	-	-	114,602
Stock options exercised	267,797	3	3,357	-	-	-	3,360
Stock repurchased related to the exercise of stock options	(99,270)	(1)	(2,106)	-	-	-	(2,107)
Income tax benefit related to the exercise of nonqualified stock options	-	-	761	-	-	-	761
Minimum pension liability adjustment	-	-	-	-	-	(2,679)	(2,679)
Net Income	-	-	-	6,505	-	-	6,505

Balance at December 31, 2002	9,863,985	99	37,925	85,097	-	(2,679)	120,442
Stock options exercised	49,712	-	620	-	-	-	620
Stock repurchased related to the exercise of stock options	(11,732)	-	(257)	-	-	-	(257)
Income tax benefit related to the exercise of nonqualified stock options	-	-	106	-	-	-	106
Minimum pension liability adjustment	-	-	-	-	-	638	638
Net Income	-	-	-	16,201	-	-	16,201

Balance at December 31, 2003	9,901,965	$99	$38,394	$101,298	$-	$(2,041)	$137,750

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, after eliminating intercompany balances and transactions.

Cash Equivalents

Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. The cost of these investments approximates fair value.

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

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company performs goodwill impairment tests on an annual basis in the fourth quarter and between annual tests, in certain circumstances, whenever events may indicate an impairment may have occurred. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

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

Environmental Liabilities

Environmental liabilities are recorded when environmental assessments and/or remedial efforts are probable and costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each year. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each year. In 2003, 2002 and 2001, income available to common shareholders was $16,201,000, $6,505,000 and

$14,603,000, respectively. In 2003, 2002 and 2001, the weighted average number of common shares outstanding was 9,876,000, 9,806,000 and 9,662,000, respectively, and the dilutive shares associated with stock options were 83,000, 148,000 and 64,000, respectively.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. SFAS No. 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income, as reflected in the Consolidated Statements of Shareholders’ Equity, was comprised of a minimum pension liability adjustment of $2,041,000 and $2,679,000, net of tax, at December 31, 2003 and December 31, 2002, respectively.

Recent Accounting Pronouncements

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

In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), was issued. SFAS No. 150 requires that the following financial instruments be classified as liabilities, or assets in some circumstances: (1) mandatorily redeemable shares that represent an unconditional obligation requiring the issuer to redeem those shares by transferring its assets at a specified or determinable date (or dates), or upon an event that is certain to occur, (2) outstanding shares, that, at inception, represent an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require or may require the issuer to settle the obligation by transferring assets, and (3) unconditional obligations, or financial instruments other than outstanding shares, that represents a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares, if at inception, the monetary value of the obligation is based solely or predominantly on any of the following: (a) a fixed monetary amount known at inception, (b) variations in something other than the fair value of the issuer’s equity shares, or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2003, Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132” (“SFAS No. 132 (revised 2003)”), was issued. SFAS No. 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 (revised 2003)

require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement is effective for fiscal years ended after December 15, 2003. The Company has adopted the provisions of SFAS No. 132 (revised 2003).

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

Note 2.  Acquisitions and Disposition

In August 2003, the Company acquired the assets of DBP Microwave, Inc. (“DBP”), a privately held company based in Azusa, California for $2,322,000 in cash and a $400,000 nonnegotiable promissory note. DBP is a manufacturer of electromechanical RF and microwave switches for both aerospace and nonaerospace applications, and is now part of the Company’s Ducommun Technologies, Inc. (“DTI”), subsidiary. In August 2001, the Company, acquired certain assets of the Fort Defiance, Arizona operation of Packard Hughes Interconnect Wiring Systems, a subsidiary of Delphi Automotive Systems Corp. (“Fort Defiance”) for $4,590,000 in cash. Fort Defiance supplies wiring harnesses and cable assemblies for use in commercial and military aerospace applications and other military applications, and is now part of the Company’s DTI subsidiary. In June 2001, the Company acquired all of the units of Composite Structures, LLC (“Composite Structures”), for $47,966,000 in cash and $5,354,000 in nonnegotiable promissory notes. Composite Structures designs and manufactures metal, fiberglass and carbon composite aerostructures, and is now part of the Company’s Ducommun AeroStructures, Inc., subsidiary. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results for these acquisitions have been included in the consolidated statements of income since the dates of the respective acquisitions. The cost of the acquisitions was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. These acquisitions accounted for approximately $25,627,000 and $23,958,000 of the excess of cost over net assets acquired at December 31, 2003 and December 31, 2002, respectively. The acquisitions were funded from internally generated cash, notes and other accounts payable to sellers, and borrowings under the Company’s credit agreement (see Note 7 for additional information). These acquisitions strengthened the Company’s position in the aerospace industry and added complementary lines of business.

The following table presents unaudited pro forma consolidated operating results for the Company for the year ended December 31, 2001 as if the Fort Defiance and Composite Structures acquisitions had occurred as of the beginning of the period presented. Pro forma results for 2003, assuming the acquisition of DBP at the beginning of the period, would not have been materially different from the Company’s historical results for the period presented.

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

In October 2002, the Company sold the capital stock of its airline seating manufacturing subsidiary, Brice, for $1,300,000 in cash. The Company recorded a charge of $861,000 ($510,000, net of taxes, or $0.05 per diluted share), in 2002 for the loss on the sale. The Company’s financial statements for the years ended December 31, 2002 and December 31, 2001, respectively, have been reclassified to reflect Brice as a discontinued operation. Accordingly, the revenues, costs and expenses, and cash flows of Brice have been condensed in the accompanying consolidated statements of income and of cash flows.

Summarized financial information for the discontinued operation is as follows:

	2002	2001
(In thousands)

Net Sales	$6,099	$12,161
Cost of Sales	5,226	10,402

Gross Profit	873	1,759
Selling, General & Administrative Expenses	1,783	3,494
Goodwill Amortization Expense	-	628

Operating Loss	(910)	(2,363)
Income Tax Benefit	328	851

Net Loss From Operation	(582)	(1,512)
Loss on Sale, Net of Tax	(510)	-

	$(1,092)	$(1,512)

Note 3. Inventories

Inventories consist of the following:

December 31,	2003	2002
(In thousands)

Raw materials and supplies	$10,994	$12,469
Work in process	36,794	31,555
Finished goods	1,484	1,766

	49,272	45,790
Less progress payments	9,269	4,454

Total	$40,003	$41,336

Work in process inventories include amounts under long-term fixed price contracts aggregating $25,342,000 and $23,658,000 at December 31, 2003 and 2002, respectively.

Note 4.  Property and Equipment

Property and equipment consist of the following:

December 31,	2003	2002	Range of Estimated Useful Lives
(In thousands)

Land	$11,333	$14,487
Buildings and improvements	27,872	28,242	5 - 40 Years
Machinery and equipment	69,676	66,583	2 - 20 Years
Furniture and equipment	10,312	9,636	2 - 10 Years
Construction in progress	1,972	602

	121,165	119,550
Less accumulated depreciation and amortization	64,236	57,614

Total	$56,929	$61,936

Depreciation expense was $7,569,000, $8,018,000 and $7,229,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

The following sets forth a reconciliation of net income and earnings per share information for the years ended December 31, 2003, 2002 and 2001 as adjusted for the nonamortization provisions of SFAS No. 142:

Year Ended December 31,	2003	2002	2001
(In thousands, except per share amounts)

Reported net income	$16,201	$6,505	$14,603
Add back: Goodwill amortization	-	-	3,220

Adjusted net income	$16,201	$6,505	$17,823

Basic earnings per share:
Reported net income	$1.64	$0.66	$1.51
Goodwill amortization	-	-	0.33

Adjusted net income	$1.64	$0.66	$1.84

Diluted earnings per share:
Reported net income	$1.63	$0.65	$1.50
Goodwill amortization	-	-	0.33

Adjusted net income	$1.63	$0.65	$1.83

Changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

December 31,	2003	2002
(In thousands)

Balance at beginning of year	$55,532	$59,165
Goodwill additions due to the DBP acquisition	1,669	-
Transitional impairment charge	-	(3,633)

Balance at end of year	$57,201	$55,532

Note 6.  Accrued Liabilities

Accrued liabilities consist of the following:

December 31,	2003	2002
(In thousands)

Accrued compensation	$15,698	$10,636
Provision for environmental costs	4,030	4,056
Customer deposits	3,884	2,056
Accrued insurance costs	2,847	1,709
Accrued contract loss provisions	1,828	2,591
Accrued warranty reserves	1,759	1,697
Accrued state franchise and sales tax	4,326	343
Other	1,780	1,951

Total	$36,152	$25,039

Note 7.  Long-Term Debt

Long-term debt is summarized as follows:

December 31,	2003	2002
(In thousands)

Bank credit agreement	$-	$20,300
Term and real estate loans	-	1,981
Notes and other liabilities for acquisitions	2,585	3,569

Total debt	2,585	25,850
Less current portion	2,185	1,501

Total long-term debt	$400	$24,349

In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for a $75,000,000 unsecured revolving credit line gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.25% at December 31, 2003). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (2.60% at December 31, 2003). At December 31, 2003, the Company had $73,578,000 of unused lines of credit, after deducting $1,422,000 for outstanding standby letters of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.40% per annum at December 31, 2003), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

The weighted average interest rate on borrowings outstanding was 5.69% and 3.81% at December 31, 2003 and 2002, respectively.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Aggregate maturities of long-term debt during the next five years are as follows: 2004, $2,185,000; 2005, $400,000; 2006, $0; 2007, $0; 2008, $0.

Note 8.   Shareholders’ Equity

At December 31, 2003 and 2002, no preferred shares were issued or outstanding.

Since 1998, the Company’s Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. From 1998 to 2001, the Company repurchased in the open market 1,918,962 shares of its common stock for a total of $25,296,000 and cancelled 1,918,962 shares of treasury stock. The Company did not repurchase any of its common stock during 2003 and 2002.

Note 9.  Stock Options

The Company has three stock option or incentive plans. Stock awards may be made to directors, officers and key employees under the stock plans on terms determined by the Compensation Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. Stock options have been and may be granted to directors, officers and key employees under the stock plans at prices not less than 100% of the market value on the date of grant, and expire not more than ten years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. At December 31, 2003 and 2002, options for 248,401 and 310,498 shares of common stock were exercisable, respectively.

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

Year ended December 31,	2003	2002	2001
(In thousands, except per share amounts)

Net Income:
As reported	$16,201	$6,505	$14,603
Less: Total expense determined under fair value accounting for all awards	(588)	(302)	(522)

Pro forma	$15,613	$6,203	$14,081

Earnings per common share:
As reported:
Basic	$1.64	$.66	$1.51
Diluted	1.63	.65	1.50
Pro forma:
Basic	$1.58	$.63	$1.46
Diluted	1.57	.62	1.45

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: dividend yields of zero percent; expected monthly volatility of 53.14, 44.64 and 37.77 percent, respectively; risk-free interest rates of 2.52, 4.21 and 4.65 percent, respectively, and expected option life of four years for 2003, 2002 and 2001. The weighted average fair value of options granted during 2003, 2002, and 2001, for which the exercise price equals the market price on the grant date, was $6.72, $5.50 and $4.77, respectively.

At December 31, 2003, 92,564 common shares were available for future grants and 796,326 common shares were reserved for the exercise of outstanding options. Option activity during the three years ended December 31, 2003 was as follows:

	Number Of Shares	Weighted Average Exercise Price of Options Outstanding
Outstanding at December 31, 2000	776,850	$12.755
Granted	414,000	13.188
Exercised	(146,750)	7.424
Forfeited	(42,950)	13.098

Outstanding at December 31, 2001	1,001,150	13.701
Granted	84,000	13.613
Exercised	(267,797)	12.547
Forfeited	(149,538)	14.643

Outstanding at December 31, 2002	667,815	13.942
Granted	379,000	15.503
Exercised	(49,712)	12.427
Forfeited	(200,777)	16.573

Outstanding at December 31, 2003	796,326	$14.116

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2003:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 8.000 - $11.999	132,375	3.57	$10.918	65,225	$10.878
$12.000 - $17.999	642,951	5.28	14.583	162,176	13.020
$18.000 - $23.210	21,000	3.33	19.950	21,000	19.950

Total	796,326	4.94	$14.116	248,401	$13.044

Note 10.  Employee Benefit Plans

The Company has an unfunded supplemental retirement plan that was suspended in 1986, but which continues to cover certain former executives. The accumulated benefit obligations under the plan at December 31, 2003 and December 31, 2002 were $516,000 and $536,000, respectively, which are included in accrued liabilities.

The Company sponsors for all of its employees, a 401(k) defined contribution plan under which employees can make annual voluntary contributions not to exceed the lesser of an amount equal 25% of their compensation or limits established by the Internal Revenue Code. The Company generally provides a match equal to 50 percent of the employees’ contributions up to the first 4 percent of compensation, except for union employees who are not eligible to receive the match. The Company matching contributions for the years ended December 31, 2003, 2002 and 2001 were approximately $714,000, $1,148,000 and $1,045,000, respectively.

The Company provides certain health care benefits for retired employees. Eligibility for additional employees to become covered by retiree health benefits was terminated in 1988. Employees became eligible for these benefits if they met minimum age and service requirements and were eligible for retirement benefits. As of December 31, 2003, there were 96 current and retired employees and dependents eligible for such benefits. The Company accrues postretirement health care benefits over the period in which active employees become eligible for such benefits. The accrued postretirement benefit cost under these plans is included in accrued liabilities. The components of net periodic post retirement benefits cost for these plans are as follows:

Year ended December 31,	2003	2002	2001
(In thousands)

Service cost	$-	$-	$-
Interest cost	70	80	95
Expected return on plan assets	-	-	-
Amortization of net transition obligation	84	84	84
Amortization of actuarial gain	(21)	(22)	(19)

Net periodic post retirement benefits cost	$133	$142	$160

The Company uses a January 1 measurement date for these plans. The obligations and funded status for these plans are as follows:

December 31,	2003	2002
(In thousands)

Change in benefit obligation
Beginning benefit obligation (January 1)	$1,182	$1,267
Service cost	-	-
Interest cost	70	80
Actuarial loss (gain)	132	(5)
Benefits paid	(155)	(160)

Benefit obligation (December 31)	$1,229	$1,182

Change in plan assets
Fair value of plan assets (January 1)	$-	$-
Actual return on plan assets	-	-
Employer contributions	155	160
Benefits paid	(155)	(160)

Fair value of plan assets (December 31)	$-	$-

Funded status	$(1,229)	$(1,182)
Unrecognized transition obligation	151	235
Unrecognized net actuarial gain	(178)	(332)

Net amount recognized	$(1,256)	$(1,279)

The accumulated postretirement benefit obligations at December 31, 2003 and 2002 were determined using an assumed discount rate of 6.00% and 6.50%, respectively. For measurement purposes, an 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003; the rate was assumed to decrease gradually to 5.5% in the year 2010 and remain at that level thereafter over the projected payout period of the benefits.

A 1.0% increase or decrease in the assumed annual health care cost trend rate would not increase the present value of the accumulated postretirement benefit obligation at December 31, 2003 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended December 31, 2003.

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

The components of net periodic pension cost for this plan is as follows:

Year ended December 31,	2003	2002	2001
(In thousands)

Service cost	$447	$403	$333
Interest cost	536	536	506
Expected return on plan assets	(560)	(696)	(803)
Amortized losses	175	42	-

Net periodic pension cost	$598	$285	$36

The obligations and funded status of this plan is as follows:

Change in benefit obligation
Beginning benefit obligation (January 1)	$8,427	$7,822
Service cost	447	403
Interest cost	536	536
Actuarial loss (gain)	953	(17)
Benefits paid	(350)	(317)

Benefit obligation (December 31)	$10,013	$8,427

Change in plan assets
Beginning fair value of plan assets (January 1)	$6,399	$7,898
Return on assets	1,632	(1,119)
Benefits paid	(350)	(317)
Other	(37)	(64)

Fair value of plan assets (December 31)	$7,644	$6,398

Funded status	$(2,369)	$(2,028)
Unrecognized net actuarial gain	2,916	3,173

Net amount recognized	$547	$1,145

On December 31, 2003, the Company’s annual measurement date, the accumulated benefit obligation, related to the Company’s Composite Structures subsidiary pension plan, exceeded the fair value of the pension plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized a minimum pension liability at December 31, 2003 and December 31, 2002 of $2,041,000, net of tax, and $2,679,000, net of tax, respectively, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improved or contributions cause the pension plan to return to fully funded status. During the year ended, December 31, 2003, the capital market performance improved resulting in a reduction of the minimum liability by $638,000, net of tax.

Information related to the accumulated benefit obligation in excess of the fair value of plan assets and the minimum liability included in other comprehensive income is noted below:

December 31,	2003	2002
(In thousands)

Projected benefit obligation	$10,013	$8,427
Accumulated benefit obligation	10,013	8,427
Fair value of plan assets	7,644	6,398
(Decrease) increase in minimum liability included in other comprehensive income, net of tax	(638)	2,679

Amounts recognized in the statement of financial position consist of:

	Pension Benefits		Other Benefits
December 31,	2003	2002	2003	2002
(In thousands)

Prepaid benefit cost	$547	$1,145	$-	$-
Accrued benefit cost	638	(2,679)	(1,256)	(1,279)
Accumulated other comprehensive income, net of tax	(638)	2,679	-	-

Net amount recognized	$547	$1,145	$(1,256)	$(1,279)

The Company’s pension plan weighted-average asset allocations by asset category are as follows:

December 31,	2003	2002
Equity securities	78%	71%
Debt securities	22	29

Total	100%	100%

Plan assets consist primarily of listed stocks and bonds. The Company’s funding policy is to contribute cash to its pension plans so that the minimum contribution requirements established by government funding and taxing authorities are met.

The following weighted-average assumptions were used to determine the benefit obligations at:

	Pension Benefits		Other Benefits
December 31,	2003	2002	2003	2002
Discount rate	6.0%	6.5%	6.0%	6.5%

The following weighted average assumptions were used to determine the net periodic benefit cost for:

	Pension Benefits		Other Benefits
Year ended December 31,	2003	2002	2003	2002
Discount rate	6.5%	6.5%	6.5%	6.5%
Expected long-term return on plan assets	9.0%	9.0%	-	-

Note 11.  Indemnifications and Warranty Liability

Indemnifications

The Company has made guarantees and indemnities under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, the Company has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments the Company could be obligated to make. Historically, payments related to these guarantees and indemnities have been immaterial. The Company estimates the fair value of its indemnification obligations as insignificant based on this history and insurance coverage and has, therefore, not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. However, there can be no assurances that the Company will not have any future financial exposure under these indemnification obligations.

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

Information regarding the changes in the Company’s aggregate warranty liability is as follows for the year ended December 31, 2003 (in thousands):

Warranty liability at December 31, 2002	$1,697
Accruals for warranties during the year	184
Adustments relating to pre-existing warranties	(122)

Warranty liability at December 31, 2003	$1,759

Note 12.  Leases

The Company leases certain facilities and equipment for periods ranging from 1 to 9 years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2003, 2002 and 2001, was $3,083,000, $3,429,000 and $3,296,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at December 31, 2003 are as follows:

Lease Commitments
(In thousands)

2004	$2,323
2005	1,647
2006	887
2007	883
2008	696
Thereafter	1,603

Total	$8,039

Note 13.  Income Taxes

The provision for income tax expense consists of the following:

Year ended December 31,	2003	2002	2001
(In thousands)

Current tax expense:
Federal	$2,583	$4,351	$9,416
State	626	746	1,566

	3,209	5,097	10,982

Deferred tax expense/(benefit):
Federal	3,202	323	(1,702)
State	532	162	(207)

	3,734	485	(1,909)

Income tax expense from continuing operations	6,943	5,582	9,073
Income tax benefit from:
Loss from discontinued operation	-	(679)	(851)
Change in accounting principle—FAS No. 142	-	(1,308)	-

Income Tax Expense	$6,943	$3,595	$8,222

Deferred tax assets (liabilities) are comprised of the following:

December 31,	2003	2002
(In thousands)

Allowance for doubtful accounts	$244	$286
Capital loss carryforwards	763	-
Contract cost overrun reserves	742	1,045
Employment-related reserves	1,528	1,946
Environmental reserves	676	686
Inventory reserves	2,069	2,188
Minimum pension liability	841	494
State tax credit carryforwards	333	395
Warranty reserves	702	730
Other	610	1,684

	8,508	9,454
Depreciation	(4,445)	(3,942)
Goodwill	(1,555)	(380)
Valuation allowance	(1,604)	(494)

Net deferred tax assets	$904	$4,638

The principal reasons for the variation from the customary relationship between income taxes and income from continuing operations before income taxes are as follows:

Year ended December 31,	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	3.4	4.0	3.6
Goodwill amortization	-	-	2.6
Benefit of research and development tax credits	(8.7)	(2.9)	(4.0)
Benefit of foreign sales corporation	(0.4)	(2.5)	(0.5)
Benefit of state tax credit carryforwards	-	-	(0.7)
Other	0.7	2.0	-

Effective Income Tax Rate	30.0%	35.6%	36.0%

Note 14.  Contingencies

The Ducommun AeroStructures, Inc. (“DAS”) facility located in El Mirage, California has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination. Based upon currently available information, the Company has established a provision for the cost of such investigation and corrective action. DAS expects to spend approximately $1 million for future investigation and corrective action for groundwater contamination at its El Mirage location. However, the Company’s ultimate liability in connection with the contamination will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the corrective action.

The Company’s subsidiary, Composite Structures, LLC (“Composite”), and several other companies have been ordered by a California environmental agency to investigate and clean up soil and groundwater contamination at its Monrovia, California facility. Composite has filed a petition for review of the order.

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

Note 15.  Major Customers and Concentrations of Credit Risk

The Company provides proprietary products and services to most of the prime aerospace and aircraft manufacturers. As a result, the Company’s sales and trade receivables are concentrated principally in the aerospace industry.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During 2003, 2002 and 2001, sales to Boeing were $113,071,000, $105,035,000 and $106,106,000, respectively; sales to Raytheon were $29,755,000, $26,524,000 and $16,571,000, respectively; and sales to Lockheed Martin were $16,509,000, $11,913,000 and $9,556,000, respectively. At December 31, 2003, trade receivables from Boeing, Raytheon and Lockheed Martin were $11,405,000, $3,073,000 and $2,133,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

In 2003, 2002 and 2001, foreign sales to manufacturers worldwide were $12,280,000, $14,509,000 and $28,006,000, respectively. The Company had no sales to a foreign country greater than 4% of total sales in 2003, 2002 and 2001, respectively. The amounts of profitability and identifiable assets attributable to foreign sales activity are not material when compared with revenue, profitability and identifiable assets attributed to United States domestic operations during 2003, 2002 and 2001.

Note 16.    Business Segment Information

The Company supplies products and services to the aerospace industry. The Company’s subsidiaries are organized into two strategic businesses, each of which is a reportable operating segment. Ducommun AeroStructures, Inc., manufactures aerospace structural components and subassemblies. Ducommun Technologies, Inc., manufactures aerospace electromechanical components and subsystems. The accounting policies of the segments are the same as those of the Company, as described in Note 1, Summary of Significant Accounting Policies.

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

Financial information by operating segment is set forth below:

Year Ended December 31,	2003	2002	2001
(In thousands)

Net Revenue:
Ducommun AeroStructures, Inc.	$143,682	$136,747	$146,876
Ducommun Technologies, Inc.	82,224	75,703	65,904
Intercompany	-	(4)	(36)

Total Net Sales	$225,906	$212,446	$212,744

Segment Income before Interest and Taxes (1):
Ducommun AeroStructures, Inc.	$15,263	$9,133	$23,390
Ducommun Technologies, Inc.	15,813	13,733	10,632

	31,076	22,866	34,022
Corporate General and Administrative Expenses	(7,179)	(5,730)	(6,465)

Total Income Before Interest and taxes	$23,897	$17,136	$27,557

Depreciation and Amortization Expenses:
Ducommun AeroStructures, Inc.	$6,170	$6,127	$6,955
Ducommun Technologies, Inc.	1,293	1,477	3,093
Discontinued Operation	-	258	980
Corporate Administration	106	156	52

Total Depreciation and Amortization Expenses	$7,569	$8,018	$11,080

Capital Expenditures:
Ducommun AeroStructures, Inc.	$3,919	$2,508	$4,491
Ducommun Technologies, Inc.	1,839	1,014	1,284
Discontinued Operation	-	29	221
Corporate Administration	9	3	17

Total Capital Expenditures	$5,767	$3,554	$6,013

(1)	Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

As of December 31,	2003	2002
(In thousands)

Total Assets
Ducommun AeroStructures, Inc.	$135,257	$135,374
Ducommun Technologies, Inc.	46,603	46,961
Corporate Administration	16,181	15,275

Total Assets	$198,041	$197,610

Goodwill
Ducommun AeroStructures, Inc.	$36,785	$36,785
Ducommun Technologies, Inc.	20,416	18,747

Total Goodwill	$57,201	$55,532

Note 17.  Quarterly Financial Data (Unaudited)

	2003				2002

Three months ended	Dec 31	Oct 4	Jul 5	Apr 5	Dec 31	Sep 28	Jun 29	Mar 30

(in thousands, except per share amounts)

Sales and Earnings
Net Sales	$58,250	$56,404	$56,211	$55,041	$50,263	$51,403	$56,148	$54,632

Gross Profit	13,055	12,584	12,929	12,013	6,570	9,153	12,921	12,889

Operating Income from Continuing Operations	7,122	5,733	5,580	4,709	936	4,204	4,449	5,915
Income Tax Expense	(1,976)	(1,777)	(1,589)	(1,601)	(337)	(1,514)	(1,601)	(2,130)

Income from Continuing Operations	5,146	3,956	3,991	3,108	599	2,690	2,848	3,785
Loss from Discontinued Operation, Net of Tax	-	-	-	-	(58)	(603)	(201)	(230)
Cumulative Effect of Accounting Change, Net of Tax	-	-	-	-	-	-	-	(2,325)

Net Income	$5,146	$3,956	$3,991	$3,108	$541	$2,087	$2,647	$1,230

Earnings Per Share:
Basic earnings per share
Income from continuing operations before	$.52	$.40	$.40	$.31	$.06	$.27	$.29	$.39
Income from discontinued operations, net of tax	-	-	-	-	(.01)	(.06)	(.02)	(.02)
Cumulative effect of accounting change, net of tax	-	-	-	-	-	-	-	(.24)

Basic Earnings Per Share	$.52	$.40	$.40	$.31	$.05	$.21	$.27	$.13

Diluted earnings per share
Income from continuing operations	$.51	$.40	$.40	$.31	$.06	$.27	$.28	$.39
Income from discontinued operations, net of tax	-	-	-	-	(.01)	(.06)	(.02)	(.02)
Cumulative effect of accounting change, net of tax	-	-	-	-	-	-	-	(.24)

Diluted Earnings Per Share	$.51	$.40	$.40	$.31	$.05	$.21	$.26	$.13

Report of Independent Accountants on

Financial Statement Schedule

To the Board of Directors and Shareholders

of Ducommun Incorporated:

Our audits of the consolidated financial statements referred to in our report dated March 1, 2004 on page 29 of this Form 10-K also included an audit of the financial statement schedule listed in the index appearing under Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers, LLP

Los Angeles, California

March 1, 2004

DUCOMMUN INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II

Column A	Column B	Column C			Column D			Column E
		Additions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions			Balance at End of Period

	FOR THE YEAR ENDED DECEMBER 31, 2003

Allowance for Doubtful Accounts	$534,000	$113,000				$144,000	(a)	$503,000

	FOR THE YEAR ENDED DECEMBER 31, 2002

Allowance for Doubtful Accounts	$1,243,000	$191,000			$ $	23,000 877,000	(b) (d)	$534,000

	FOR THE YEAR ENDED DECEMBER 31, 2001

Allowance for Doubtful Accounts	$1,161,000	$253,000	$50,000	(c)		$221,000	(b)	$1,243,000

(a)	Collections on previously written off accounts.

(b)	Write-offs on uncollectible accounts.

(c)	Changes in allowance for doubtful accounts related to acquisitions.

(d)	Changes in allowance for doubtful accounts related to sale of subsidiary

(b)	Reports on Form 8-K

None

(c)	Exhibits

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

4.2        Amendment No. 1 to Credit Agreement dated as of May 2, 2001 among Ducommun Incorporated and the lenders referred to therein. Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2002.

4.3        Rights Agreement dated as of February 17, 1999 by and between Ducommun Incorporated and Harris Trust Company of California as Rights Agent. Incorporated by reference to Exhibit 4.2 to Form 8-K dated February 17, 1999.

4.4        Conversion Agreement dated July 22, 1992 between Ducommun Incorporated and the holders of the 9% Convertible Subordinated Notes due 1998. Incorporated by reference to Exhibit 1 to Form 8-K dated July 29, 1992.

4.5        Amendment No. 2 to Credit Agreement dated as of December 23, 2002 among Ducommun Incorporated and the lenders referred to therein. Incorporated by reference to Exhibit 4.5 to Form 10-K for the year ended December 31, 2002.

*	10.1 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1990.

*	10.2 1994 Stock Incentive Plan, as amended May 7, 1998. Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1997.

*	10.3 2001 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 26, 2001.

*	10.4 Form of Nonqualified Stock Option Agreement, for grants to employees prior to January 1, 1999, under the 1994 Stock Incentive Plan and the 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1990.

*	10.5 Form of Nonqualified Stock Option Agreement, for grants to employees between January 1, 1999 and June 30, 2003, under the 2001 Stock Incentive Plan, the 1994 Stock Incentive Plan and the 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999.

*	10.6 Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan, and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1996.

*	10.7 Form of Nonqualified Stock Option Agreement, for for nonemployee directors under the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

*	10.8 Form of Nonqualified Stock Option Agreement, for grants to employees after July 1, 2003, under the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan.

*	10.9 Form Memorandum Amendment to Existing Stock Option Agreements dated August 25, 2003.

*	10.10 Form of Key Executive Severance Agreement entered with five current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999. All of the Key Executive Severance Agreements are identical except for the name of the executive officer and the date of the Agreement:

Executive Officer	Date of Agreement
Joseph C. Berenato	November 4, 1991
Paul L. Graham	April 10, 2000
James S. Heiser	July 27, 1988
Michael W. Williams	October 25, 1999
Samuel D. Williams	June 21, 1989

*	10.11 Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Norman A. Barkeley	July 29, 1987
Joseph C. Berenato	November 4, 1991
H. Frederick Christie	October 23, 1985
Eugene P. Conese, Jr.	January 26, 2000
Ralph D. Crosby, Jr.	January 26, 2000
David H. Dittermore	September 15, 2003
Robert C. Ducommun	December 31, 1985
James S. Heiser	May 6, 1987
Thomas P. Mullaney	April 8, 1987
Michael W. Williams	October 25, 1999
Samuel D. Williams	November 11, 1988

*	10.12 Offer Letter of Employment dated September 10, 2003 between Ducommun Incorporated and David H. Dittermore.

*	10.13 Ducommun Incorporated 2004 Bonus Plan Summary.

*	10.14 Directors’ Deferred Compensation and Retirement Plan, as amended October 29, 1993. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1993.

*	10.15 Ducommun Incorporated Executive Retirement Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

*	10.16 Ducommun Incorporated Executive Compensation Deferral Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 3, 1993.

*	10.17 Ducommun Incorporated Executive Compensation Deferral Plan No. 2 dated October 15, 1994. Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 1994.

10.18        Unit and Stock Purchase Agreement by and among Composite Structures, LLC, its Members and Optionholders, CSD Holdings Corporation, the Shareholders of CSD Holdings Corporation, and Ducommun Incorporated, dated as of May 16, 2001. Incorporated by reference to Exhibit 99.1 to Form 8-K dated June 19, 2001.

11            Reconciliation of the Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

21            Subsidiaries of registrant

23            Consent of PricewaterhouseCoopers LLP

31.1        Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2        Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32            Certification Pursuant to 18 U.S.C. Sections 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates an executive compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2004		DUCOMMUN INCORPORATED

	By:	/s/ Joseph C. Berenato

Joseph C. Berenato
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2004	By:	/s/ Joseph C. Berenato

Joseph C. Berenato
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2004	By:	/s/ James S. Heiser

James S. Heiser
Vice President, Chief Financial Officer, General Counsel, Secretary and Treasurer (Principal Financial Officer)

Date: March 1, 2004	By:	/s/ Samuel D. Williams

Samuel D. Williams
Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)

DIRECTORS

By:	/s/ Norman A. Barkeley	Date:	March 1, 2004

Norman A. Barkeley

By:	/s/ Joseph C. Berenato	Date:	March 1, 2004

Joseph C. Berenato

By:	/s/ Eugene P. Conese, Jr.	Date:	March 1, 2004

Eugene P. Conese, Jr.

By:	/s/ Ralph D. Crosby, Jr.	Date:	March 1, 2004

Ralph D. Crosby, Jr.

By:	/s/ H. Frederick Christie	Date:	March 1, 2004

H. Frederick Christie

By:	/s/ Robert C. Ducommun	Date:	March 1, 2004

Robert C. Ducommun

By	/s/ Thomas P. Mullaney	Date	March 1, 2004

Thomas P. Mullaney

By:	/s/ Robert D. Paulson	Date:	March 1, 2004

Robert D. Paulson