Form 10-Q
period 2004-04-03
DUCOMMUN INC /DE/
filed 2004-05-10
CIK 30305

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 3, 2004, there were outstanding 9,962,162 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 3, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$109	$3,832
Accounts receivable (less allowance for doubtful accounts of $467 and $503)	29,784	26,275
Inventories	45,080	40,003
Deferred income taxes	6,699	6,217
Prepaid income taxes	1,593	1,593
Other current assets	4,256	4,277

Total Current Assets	87,521	82,197
Property and Equipment, Net	56,945	56,929
Goodwill (Net of Accumulated Amortization of $10,996 and $10,996)	57,201	57,201
Other Assets	1,536	1,714

	$203,203	$198,041

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$2,185	$2,185
Accounts payable	15,338	14,200
Accrued liabilities	34,150	36,152

Total Current Liabilities	51,673	52,537
Long-Term Debt, Less Current Portion	3,400	400
Deferred Income Taxes	5,313	5,313
Other Long-Term Liabilities	2,041	2,041

Total Liabilities	62,427	60,291

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 9,962,162 shares in 2004 and 9,901,965 shares in 2003	100	99
Additional paid-in capital	39,188	38,394
Retained earnings	103,529	101,298
Accumulated other comprehensive loss	(2,041)	(2,041)

Total Shareholders’ Equity	140,776	137,750

	$203,203	$198,041

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For Three Months Ended
	April 3, 2004	April 5, 2003
Net Sales	$58,247	$55,041

Operating Costs and Expenses:
Cost of goods sold	47,833	43,028
Selling, general and administrative expenses	6,790	6,983

Total Operating Costs and Expenses	54,623	50,011

Operating Income	3,624	5,030
Interest Expense	(138)	(321)

Income Before Taxes	3,486	4,709
Income Tax Expense	(1,255)	(1,601)

Net Income	$2,231	$3,108

Earnings Per Share:
Basic earnings per share:	$0.22	$0.31
Diluted earnings per share:	$0.22	$0.31

Weighted Average Number of Common Shares Outstanding:
Basic	9,922	9,873
Diluted	10,192	9,894

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For Three Months Ended
	April 3, 2004	April 5, 2003
Cash Flows from Operating Activities:
Net Income	$2,231	$3,108
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation and amortization	1,877	1,886
Deferred income tax benefit	(482)	(533)
Income tax benefit related to the exercise of nonqualified stock options	334	7
Recovery of doubtful accounts	(36)	(79)
Net provision for (recovery of) contract cost overruns	1,796	(276)
Recovery of warranty reserves	(63)	(18)
Gain on sale of assets	(5)	—
Changes in Assets and Liabilities:
Accounts receivable	(3,473)	(3,183)
Inventories	(5,077)	(1,002)
Other assets	199	295
Accounts payable	1,138	1,280
Accrued and other liabilities	(3,735)	4,501

Net Cash (Used in) Provided by Operating Activities	(5,296)	5,986

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,893)	(1,436)
Proceeds from sale of assets	5	2

Net Cash Used in Investing Activities	(1,888)	(1,434)

Cash Flows from Financing Activities:
Net borrowings (repayment) of long-term debt	3,000	(4,527)
Net cash effect of exercise related to stock options	461	123

Net Cash Provided by (Used in) Financing Activities	3,461	(4,404)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,723)	148
Cash and Cash Equivalents - Beginning of Period	3,832	174

Cash and Cash Equivalents - End of Period	$109	$322

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$12	$208
Income Taxes Paid	$93	$16
Supplemental information for Non-Cash Investing and Financing Activities:
See Note 2 for non-cash investing activities related to the acquisition of business.

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months ended April 3, 2004 and April 5, 2003. The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating inter-company balances and transactions. The financial information included in the quarterly report should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in its annual report on Form 10-K for the year ended December 31, 2003.

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

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company performs a goodwill impairment tests annually in its fourth quarter and between annual tests, in certain circumstances, whenever events may indicate an impairment may have occurred. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards, No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each year. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period. For the three months ended April 3, 2004 and April 5, 2003, income available to common shareholders was $2,231,000 and $3,108,000, respectively. The weighted average number of common shares outstanding for the three months ended April 3, 2004 and April 5, 2003 were 9,922,000 and 9,873,000, and the diluted shares associated with stock options were 270,000 and 21,000, respectively.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. SFAS No. 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income, as reflected in the Consolidated Statements of Shareholders’ Equity, was comprised of a minimum pension liability adjustment of $2,041,000, net of tax, at April 3, 2004 and December 31, 2003. No items of other comprehensive income were recorded during the quarters ended April 3, 2004 and April 5, 2003.

Recent Accounting Pronouncements

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN No. 46”), was issued. This Interpretation, as revised in December 2003, requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity. It also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. The adoption of FIN No. 46 in 2004 did not have any impact on the Company’s financial position, results of operations or cash flows.

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

Note 2. Acquisition

In August 2003, the Company acquired the assets of DBP Microwave, Inc. (“DBP”), a privately held company based in Azusa, California for $2,322,000 in cash and a $400,000 nonnegotiable promissory note. DBP is a manufacturer of electromechanical RF and microwave switches for both aerospace and nonaerospace applications, and is now part of the Company’s Ducommun Technologies, Inc. (“DTI”), subsidiary. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This acquisition accounted for approximately $1,669,000 of the excess of cost over net assets acquired at April 3, 2004 and December 31, 2003. The acquisition was funded from internally generated cash, notes and other accounts payable to sellers, and borrowings under the Company’s credit agreement (see Note 5 for additional information). This acquisition strengthened the Company’s position in the aerospace industry and added complementary lines of business. Pro forma results for the three months ended April 3, 2004 and April 5, 2003, assuming the acquisition of DBP at the beginning of the period, would not have been materially different from the Company’s historical results for the period presented.

Note 3. Inventories

Inventories consist of the following:

	(In thousands)
	April 3, 2004	December 31, 2003
Raw materials and supplies	$12,382	$10,994
Work in process	37,807	36,794
Finished goods	1,323	1,484

	51,512	49,272
Less progress payments	6,432	9,269

Total	$45,080	$40,003

Work in process inventories include amounts under long-term fixed price contracts aggregating $26,118,000 and $25,342,000 at April 3, 2004 and December 31, 2003, respectively.

Note 4. Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Pursuant to the nonamortization provisions of SFAS No. 142, there was no goodwill amortization expense in 2004 and 2003. There was no change in goodwill during the first quarter of 2004.

Note 5. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	April 3, 2004	December 31, 2003
Bank credit agreement	$3,000	$—
Notes and other liabilities for acquisitions	2,585	2,585

Total debt	5,585	2,585
Less current portion	2,185	2,185

Total long-term debt	$3,400	$400

In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for a $75,000,000 unsecured revolving credit line gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.25% at April 3, 2004). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (2.59% at April 3, 2004). At April 3, 2004, the Company had $70,578,000 of unused lines of credit, after deducting $3,000,000 of loans outstanding and $1,422,000 for outstanding standby letters of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.40% per annum at April 3, 2004), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

Note 6. Shareholders’ Equity

At April 3, 2004 and December 31, 2003, no preferred shares were issued or outstanding. The Company did not repurchase any of its common stock during 2004 and 2003.

Note 7. Stock Options

The Company has three stock option or incentive plans. Stock awards may be made to directors, officers and key employees under the stock plans on terms determined by the Compensation Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. Stock options have been and may be granted to directors, officers and key employees under the stock plans at prices not less than 100% of the market value on the date of grant, and expire not more than ten years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. At April 3, 2004, 107,271 common shares were available for future grants and 696,226 common shares were reserved for the exercise of outstanding options.

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

	(In thousands) Three Months Ended
	April 3, 2004	April 5, 2003
Net Income:
As reported	$2,231	$3,108
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(173)	(99)

Pro forma	$2,058	$3,009

Earnings per common share:
As reported:
Basic	$.22	$.31
Diluted	.22	.31
Pro forma:
Basic	$.21	$.30
Diluted	.20	.30

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Note 8. Employee Benefit Plans

The Company has an unfunded supplemental retirement plan that was suspended in 1986, but which continues to cover certain former executives. The accumulated benefit obligations under the plan at April 3, 2004 and December 31, 2003 were $514,000 and $516,000, respectively, which are included in accrued liabilities.

The Company sponsors for all of its employees, a 401(k) defined contribution plan under which employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. The Company generally provides a match equal to 50 percent of the employees’ contributions up to the first 4 percent of compensation, except for union employees who are not eligible to receive the match. The Company matching contributions for the periods ended April 3, 2004 and April 5, 2003 were approximately $173,000 and $177,000, respectively.

The Company provides certain health care benefits for retired employees. Elgibility for additional employees to become covered by retiree health benefits was terminated in 1988. Employees became eligible for these benefits if they met minimum age and service requirements and were eligible for retirement benefits. The Company accrues postretirement health care benefits over the period in which active employees become eligible for such benefits. The accrued postretirement benefit cost under these plans is included in accrued liabilities. The components of net periodic post retirement benefits cost for these plans are as follows:

	(In thousands) Three Months Ended
	April 3, 2004	April 5, 2003
Service cost	$—	$—
Interest cost	18	20
Expected return on plan assets	—	—
Amortization of net transition obligation	21	21
Amortization of actuarial gain	(5)	(5)

Net periodic post retirement benefits cost	$34	$36

Certain hourly employees at one location of the Company are covered by a defined benefit plan. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for this plan is as follows:

	(In thousands) Three Months Ended
	April 3, 2004	April 5, 2003
Service cost	$127	$112
Interest cost	156	134
Expected return on plan assets	(182)	(140)
Amortized losses	40	43

Net periodic pension cost	$141	$149

On December 31, 2003, the Company’s annual measurement date, and April 3, 2004, the accumulated benefit obligation, related to the defined benefit plan, exceeded the fair value of the plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized a minimum pension liability at April 3, 2004 and December 31, 2003 of $2,041,000, net of tax, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improved or contributions cause the pension plan to return to fully funded status. There were no charges during the quarters ended April 3, 2004 and April 5, 2003.

Amounts recognized in the statement of financial position consist of:

	(In thousands)
	Pension Benefits		Other Benefits
	April 3, 2004	December 31, 2003	April 3, 2004	December 31, 2003
Prepaid benefit cost	$407	$547	$—	$—
Accrued benefit cost	—	638	(1,234)	(1,256)
Accumulated other comprehensive income, net of tax	—	(638)	—	—

Net amount recognized	$407	$547	$(1,234)	$(1,256)

The deferred benefit plan assets consist primarily of listed stocks and bonds. The Company’s funding policy is to contribute cash to its pension plans so that the minimum contribution requirements established by government funding and taxing authorities are met. The Company was not required to make any contributions to the pension plan in 2003, but plans to contribute as much as $1,300,000 in 2004.

Note 9. Indemnifications and Warranty Liability

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

Information regarding the changes in the Company’s aggregate warranty liability is as follows:

	(In thousands)
	April 3, 2004	December 31, 2003
Warranty liability at beginning of period	$1,759	$1,697
Accruals for warranties during the period	29	184
Adjustments relating to pre-existing warranties	(92)	(122)

Warranty liability at end of period	$1,696	$1,759

Note 10. Leases

The Company leases certain facilities and equipment for periods ranging from 1 to 9 years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense for the periods ended April 3, 2004 and April 5, 2003, was $744,000 and $799,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at April 3, 2004 are as follows:

(In thousands) Lease Commitments
2004	$1,687
2005	1,647
2006	886
2007	883
2008	696
Thereafter	1,603

Total	$7,402

Note 11. Contingencies

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

Note 12. Major Customers and Concentrations of Credit Risk

The Company provides proprietary products and services to most of the prime aerospace and aircraft manufacturers. As a result, the Company’s sales and trade receivables are concentrated principally in the aerospace industry.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the first quarter of 2004 and 2003, sales to Boeing were $27,799,000 and $29,143,000, respectively; sales to Raytheon were $7,649,000 and $7,111,000, respectively; and sales to Lockheed Martin were $3,345,000 and $3,117,000, respectively. At April 3, 2004, trade receivables from Boeing, Raytheon and Lockheed Martin were $12,989,000, $4,212,000 and $1,143,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Note 13. Business Segment Information

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

Financial information by operating segment is set forth below:

	(In thousands) Three Months Ended
	April 3, 2004	April 5, 2003
Net Sales:
Ducommun AeroStructures, Inc.	$39,526	$35,805
Ducommun Technologies, Inc.	18,721	19,236

Total Net Sales	$58,247	$55,041

Segment Operating Income (1):
Ducommun AeroStructures, Inc.	$1,775	$3,550
Ducommun Technologies, Inc.	3,017	3,289

	4,792	6,839
Corporate General and Administrative Expenses	(1,168)	(1,809)

Total Operating Income	$3,624	$5,030

Depreciation and Amortization Expenses:
Ducommun AeroStructures, Inc.	$1,530	$1,535
Ducommun Technologies, Inc.	343	313
Corporate Administration	4	38

Total Depreciation and Amortization Expenses	$1,877	$1,886

Capital Expenditures:
Ducommun AeroStructures, Inc.	$1,618	$1,231
Ducommun Technologies, Inc.	275	203
Corporate Administration	—	—

Total Capital Expenditures	$1,893	$1,434

(1)	Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands) Three Months Ended
	April 3, 2004	December 31, 2003
Total Assets
Ducommun AeroStructures, Inc.	$138,446	$135,257
Ducommun Technologies, Inc.	52,473	46,603
Corporate Administration	12,284	16,181

Total Assets	$203,203	$198,041

Goodwill
Ducommun AeroStructures, Inc.	$36,785	$36,785
Ducommun Technologies, Inc.	20,416	20,416

Total Goodwill	$57,201	$57,201

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

Acquisition

In August 2003, the Company acquired the assets of DBP Microwave, Inc. (“DBP”), a privately held company based in Azusa, California for $2,322,000 in cash and a $400,000 nonnegotiable promissory note. DBP is a manufacturer of electromechanical RF and microwave switches for both aerospace and nonaerospace applications, and is now part of the Company’s Ducommun Technologies, Inc. (“DTI”), subsidiary. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This acquisition accounted for approximately $1,669,000 of the excess of cost over net assets acquired at April 3, 2004 and December 31, 2003, respectively. The acquisition was funded from internally generated cash, notes and other accounts payable to sellers, and borrowings under the Company’s credit agreement (see Note 5 for additional information). This acquisition strengthened the Company’s position in the aerospace industry and added complementary lines of business.

Results of Operations

First Quarter of 2004 Compared to First Quarter of 2003

Net sales in the first quarter of 2004 were $58,247,000, compared to net sales of $55,041,000 for the first quarter of 2003. Net sales in 2004 benefited by approximately $1,260,000 in sales from the August 2003 acquisition of DBP Microwave. The Company’s mix of business in the first quarter of 2004 was approximately 61% military, 35% commercial, and 4% space, compared to 65% military, 31% commercial, and 4% space in the first quarter of 2003.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the first quarter of 2004 and 2003, sales to Boeing were $27,799,000 and $29,143,000, respectively; sales to Raytheon were $7,649,000 and $7,111,000, respectively; and sales to Lockheed Martin were $3,345,000 and $3,117,000, respectively. At April 3, 2004, trade receivables from Boeing, Raytheon and Lockheed Martin were $12,989,000, $4,212,000 and $1,143,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. During the first quarter of 2004, sales related to commercial business were approximately $20,162,000, or 35% of total sales, compared to $17,091,000, or 31% in the first quarter of 2003. The Boeing 737/737NG program accounted for approximately $8,611,000 in sales in the first quarter of 2004, compared to $6,315,000 in sales in the first quarter of 2003.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $35,797,000, or 61% of total sales in the first quarter of 2004, compared to $35,625,000, or 65% of total sales in the first quarter of 2003. In the first quarter of 2004, the C-17 program accounted for approximately $7,455,000 in sales, compared to $9,802,000 in sales in the first quarter of 2003, and the Apache helicopter program accounted for approximately $10,362,000 in sales, compared to $7,609,000 in sales in the first quarter of 2003.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. During the first quarter of 2004, sales related to space programs were approximately $2,288,000, or 4% of total sales, compared to $2,374,000, or 4% of total sales in the first quarter of 2003.

At April 3, 2004, backlog believed to be firm was approximately $271,757,000, compared to $283,901,000 at December 31, 2003. The backlog decrease from December 31, 2003 was primarily due to lower bookings for commercial programs. Approximately $150,000,000 of the total backlog is expected to be delivered during 2004.

Gross profit, as a percentage of sales, decreased to 17.9% in the first quarter of 2004 from 21.8% in the first quarter of 2003. This decrease was primarily the result of initial losses on several new contracts at Ducommun AeroStructures during the first quarter of 2004, partially offset by the impact of spreading fixed overhead costs over a greater sales volume. The decline in gross profit margins also included a provision of $1,894,000 established during the first quarter of 2004 for estimated cost overruns on certain of the new contracts at Ducommun AeroStructures. The provision for estimated cost overruns is based on currently available information and various assumptions, including customers’ future production rates and delivery schedules and the Company’s future cost structure and learning curve assumptions.

Selling, general and administrative expenses, as a percentage of sales, were 11.7% in the first quarter of 2004, compared to 12.7% in the first quarter of 2003. Selling, general and administrative expenses in the first quarter of 2004 included severance costs of approximately $559,000, and did not include accruals for incentive compensation. Selling, general and administrative expenses in the first quarter of 2003 included approximately $279,000 of severance costs and $654,000 of accrued incentive compensation.

Interest expense decreased to $138,000 in the first quarter of 2004 compared to $321,000 for the first quarter of 2003. The decrease in interest expense was primarily due to lower debt levels and lower interest rates in 2004 compared to 2003.

Income tax expense decreased to $1,255,000 in the first quarter of 2004, compared to $1,601,000 in the first quarter of 2003. The decrease in income tax expense was primarily due to the decrease in income before taxes partially offset by a higher effective income tax rate. The Company’s effective tax rate for the first quarter of 2004 was 36.0%, compared to 34.0% in the first quarter of 2003, the difference primarily attributed to higher research and development tax credits in 2003. Cash expended to pay income taxes increased to $93,000 in the first quarter of 2004, compared to $16,000 in the first quarter of 2003.

Net income for the first quarter of 2004 was $2,231,000, or $0.22 diluted earnings per share, compared to $3,108,000, or $0.31 diluted earnings per share in the first quarter of 2003.

Financial Condition

Liquidity and Capital Resources

Net cash used in operating activities for the first quarter of 2004 was $5,296,000, compared to $5,986,000 of net cash provided by operating activities in the first quarter of 2003. Major elements of the net cash used in operating activities for the first quarter of 2004 included a $5,077,000 increase in inventory primarily due to a reduction in progress payments from customers and delays in shipments, a $3,473,000 increase in accounts receivable due to timing of shipments and billings to customers, a decrease in accrued and other liabilities of $3,735,000, due mainly to payment of accrued bonuses, partially offset by $2,231,000 of net income, $1,877,000 of depreciation, a $1,138,000 increase in accounts payable due to timing of payments of vendors invoices and a net increase of $1,796,000 in the provision for cost overruns.

Net cash used in investing activities for the first quarter of 2004 consisted primarily of $1,893,000 of capital expenditures.

Net cash from financing activities in the first quarter of 2004 of $3,461,000 included $3,000,000 of net borrowings by the Company and $461,000 of net cash received from the exercise of common stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during 2004. In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for a $75,000,000 unsecured revolving credit line gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.25% at April 3, 2004). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (2.60% at April 3, 2004). At April 3, 2004, the Company had $70,578,000 of unused lines of credit, after deducting $3,000,000 of loans outstanding and $1,422,000 for outstanding standby letters of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.40% per annum at April 3, 2004), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

The weighted average interest rate on borrowings outstanding was 4.32% and 5.69% at April 3, 2004 and December 31, 2003, respectively.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Aggregate maturities of long-term debt during the next five years are as follows: 2005, $3,400,000; 2006, $0; 2007, $0; 2008, $0.

Certain hourly employees at one location of the Company are covered by a defined benefit plan. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit plan are composed primarily of fixed income and equity securities. On December 31, 2003, the Company’s annual measurement date, the accumulated benefit obligation, related to the Company’s defined benefit plan, exceeded the fair value of the pension plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized minimum pension liability of $2,041,000, net of tax, which decreased shareholders’ equity and is included in other long-term liabilities at April 3, 2004 and December 31, 2003. Pension expense will be approximately $562,000 in 2004. The Company was not required to make any contributions to the pension plan in 2003, but plans to contribute as much as $1,300,000 in 2004.

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

As of April 3, 2004 the Company had the following categories of contractual obligations (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$5,585	$2,185	$3,400	$—	$—
Operating leases	7,402	2,152	2,290	1,497	1,463
Other long-term liabilities	2,041	1,306	735	—	—

Total	$15,028	$5,643	$6,425	$1,497	$1,463

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

Recent Accounting Pronouncements

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN No. 46”), was issued. This Interpretation, as revised in December 2003, requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity. It also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. The adoption of FIN No. 46 in 2004 did not have any impact on the Company’s financial position, results of operations or cash flows.

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

Commercial Aircraft Production Rates Are Declining

The Company estimates that, in the first quarter of 2004, approximately 20% of its sales were for Boeing commercial aircraft and approximately 15% of its sales were for other commercial aircraft and miscellaneous nonaerospace commercial applications. The production rate for new commercial aircraft is expected to decline at least through 2004, and the timing of any rebound in new commercial aircraft production is unknown. These reductions in commercial aircraft production are expected to affect adversely the Company’s result of operations and cash flows.

Military and Space-Related Products Are Dependent Upon Government Spending

The Company estimates that, in the first quarter of 2004, approximately 65% of its sales were derived from military and space markets. These military and space markets are largely dependent upon government spending, particularly by the United States government. Changes in the levels of spending for military and space could improve or negatively impact the Company’s prospects in its military and space markets. The tragedy involving the Space Shuttle Columbia may further affect government spending for space programs, which could adversely affect the Company.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter Programs

The Company estimates that, in the first quarter of 2004, approximately 20% of its sales were for Boeing commercial aircraft, 13% of its sales were for the C-17 aircraft, and 18% of its sales were for the Apache helicopter. The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter program are principally for replacement rotor blades. Any significant change in production rates for these programs would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company. For example, the Company manufactures the spoilers for the Boeing 737NG aircraft (the “737 Spoilers”), which contributed approximately $12,062,000 to sales in 2003. The Company has been informed that a competitor has been awarded a contract to produce the 737 Spoilers. Although the precise timing and amount of any transition of work to the competitor is presently unknown, such a transition of work may occur as early as late 2004.

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

The Company Faces Risks of Cost Overruns and Losses on Fixed-Price Contracts

The Company sells its products under firm, fixed-price contracts providing for a fixed price for the products regardless of the production costs incurred by the Company. As a result, mistakes in bidding on contracts, underestimation of the scope of work required under contracts, manufacturing inefficiencies and start-up costs and other factors may result in cost overruns and losses on contracts. The cost of producing products also may be adversely affected by increases in the cost of labor, materials, outside processing, overhead and other factors. In many cases, the Company makes multiyear firm, fixed-price commitments to its customers, without assurance that the Company’s anticipated production costs will be achieved.

As discussed above, in the first quarter of 2004, the Company established a provision of $1,894,000 for estimated cost overruns on certain of the new contracts at Ducommun AeroStructures. The provision for estimated cost overruns is based on currently available information and various assumptions, including customers’ future production rates and delivery schedules and the Company’s future cost structure and learning curve assumptions. The Company could incur additional losses or be required to establish additional provisions for cost overruns if actual results should differ from the estimates under these assumptions.

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

Goodwill Could Be Impaired in the Future

In assessing the recoverability of the Company’s goodwill at December 31, 2003, management was required to make certain critical estimates and assumptions. These estimates and assumptions, with respect to the Company’s Ducommun AeroStructures, Inc. (“DAS”), reporting unit, included that during the next several years DAS will make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. If any of these or other estimates and assumptions are not realized in the future, the Company may be required to record an impairment charge for the goodwill of DAS. The goodwill of DAS was $36,785,000 at April 3, 2004.

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

3 Bylaws as amended and restated on March 25, 2004.

11 Reconciliation of the Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations.

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)	The Company filed a report on Form 8-K, dated March 3, 2004 reporting under Item 12 that the Company issued a press release dated March 1, 2004 regarding fourth quarter and year ended December 31, 2003 results.

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

Date: May 10, 2004