Form 10-Q
period 2004-07-03
DUCOMMUN INC /DE/
filed 2004-08-09
CIK 30305

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 3, 2004, there were outstanding 9,967,463 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 3, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$266	$3,832
Accounts receivable (less allowance for doubtful accounts of $481 and $503)	26,889	26,275
Inventories	46,999	40,003
Deferred income taxes	5,886	6,217
Prepaid income taxes	376	1,593
Other current assets	4,758	4,277

Total Current Assets	85,174	82,197
Property and Equipment, Net	56,984	56,929
Goodwill (Net of Accumulated Amortization of $10,996 and $10,996)	57,201	57,201
Other Assets	1,355	1,714

	$200,714	$198,041

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$800	$2,185
Accounts payable	14,216	14,200
Accrued liabilities	32,654	36,152

Total Current Liabilities	47,670	52,537
Long-Term Debt, Less Current Portion	600	400
Deferred Income Taxes	5,313	5,313
Other Long-Term Liabilities	2,041	2,041

Total Liabilities	55,624	60,291

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 9,967,463 shares in 2004 and 9,901,965 shares in 2003	100	99
Additional paid-in capital	39,195	38,394
Retained earnings	107,836	101,298
Accumulated other comprehensive loss	(2,041)	(2,041)

Total Shareholders’ Equity	145,090	137,750

	$200,714	$198,041

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For Three Months Ended
	July 3, 2004	July 5, 2003
Net Sales	$57,383	$56,211

Operating Costs and Expenses:
Cost of goods sold	43,242	43,282
Selling, general and administrative expenses	7,993	7,105

Total Operating Costs and Expenses	51,235	50,387

Operating Income	6,148	5,824
Interest Expense	(76)	(244)

Income Before Taxes	6,072	5,580
Income Tax Expense	(1,765)	(1,589)

Net Income	$4,307	$3,991

Earnings Per Share:
Basic earnings per share:	$0.43	$0.40
Diluted earnings per share:	$0.42	$0.40

Weighted Average Number of Common Shares
Outstanding:
Basic	9,966	9,874
Diluted	10,191	9,897

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For Six Months Ended
	July 3, 2004	July 5, 2003
Net Sales	$115,630	$111,252

Operating Costs and Expenses:
Cost of goods sold	91,075	86,310
Selling, general and administrative expenses	14,783	14,088

Total Operating Costs and Expenses	105,858	100,398

Operating Income	9,772	10,854
Interest Expense	(214)	(565)

Income Before Taxes	9,558	10,289
Income Tax Expense	(3,020)	(3,190)

Net Income	$6,538	$7,099

Earnings Per Share:
Basic earnings per share:	$0.66	$0.72
Diluted earnings per share:	$0.64	$0.72

Weighted Average Number of Common Shares Outstanding:
Basic	9,943	9,873
Diluted	10,205	9,895

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For Six Months Ended
	July 3, 2004	July 5, 2003
Cash Flows from Operating Activities:
Net Income	$6,538	$7,099
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	3,738	3,768
Deferred income tax provision	331	89
Income tax benefit related to the exercise of nonqualified stock options	286	7
Recovery of doubtful accounts	(22)	(1)
Loss on sale of assets	33	—
Net (recovery of) provision for warranty reserves	(13)	12
Net provision for (recovery of) contract cost overruns	869	(407)
Changes in Assets and Liabilities:
Accounts receivable	(592)	(2,586)
Inventories	(6,996)	(2,102)
Other assets	1,095	371
Accounts payable	16	(947)
Accrued and other liabilities	(4,354)	3,466

Net Cash Provided by Operating Activities	929	8,769

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(3,833)	(2,908)
Proceeds from Sale of Assets	6	—

Net Cash Used in Investing Activities	(3,827)	(2,908)

Cash Flows from Financing Activities:
Net Borrowings (Repayment) of Long-Term Debt	(1,185)	(5,941)
Net Cash Effect of Exercise Related to Stock Options	517	126

Net Cash Used in Financing Activities	(668)	(5,815)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,566)	46
Cash and Cash Equivalents - Beginning of Period	3,832	174

Cash and Cash Equivalents - End of Period	$266	$220

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$150	$572
Income Taxes Paid	$2,118	$2,439

Supplemental information for Non-Cash Investing and Financing Activities:
See Note 2 for non-cash investing activities related to the acquisition of business.

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows are unaudited as of and for the three months and six months ended July 3, 2004 and July 5, 2003 and the consolidated financial statements of cash flows for the six months ended July 3, 2004 and July 5, 2003 are unaudited. The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating inter-company balances and transactions. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. The financial information included in the quarterly report should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in its annual report on Form 10-K for the year ended December 31, 2003.

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

Goodwill

The Company's business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company's consolidated financial statements. The Company performs a goodwill impairment test annually in its fourth quarter and between annual tests, in certain circumstances, whenever events may indicate an impairment may have occurred. In assessing the recoverability of the Company's goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Warranty Liability

The Company quantifies and records an estimate for warranty related costs based on the Company's actual historical and projected return and failure rates and the current repair costs. Should the Company experience actual return and failure rates, or repair costs that are higher than the estimates used to calculate the provision, the Company's operating results for the period or periods in which such returns or additional costs materialize will be adversely impacted.

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

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each year. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period. For the three months ended July 3, 2004 and July 5, 2003, income available to common shareholders was $4,307,000 and $3,991,000, respectively. The weighted average number of common shares outstanding for the three months ended July 3, 2004 and July 5, 2003 were 9,966,000 and 9,874,000, and the diluted shares associated with stock options were 225,000 and 23,000, respectively. For the six months ended July 3, 2004 and July 5, 2003, income available to common shareholders was $6,538,000 and $7,099,000, respectively. The weighted average number of common shares outstanding for the six months ended July 3, 2004 and July 5, 2003 were 9,943,000 and 9,873,000, and the diluted shares associated with stock options were 262,000 and 22,000, respectively.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. SFAS No. 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income was comprised of a minimum pension liability adjustment of $2,041,000, net of tax, at July 3, 2004 and December 31, 2003. No items of other comprehensive income were recorded during the quarters ended July 3, 2004 and July 5, 2003.

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

Note 2. Acquisition

In August 2003, the Company acquired the assets of DBP Microwave, Inc. (“DBP”), a privately held company based in Azusa, California for $2,322,000 in cash and a $400,000 nonnegotiable promissory note. DBP is a manufacturer of electromechanical RF and microwave switches for both aerospace and nonaerospace applications, and is now part of the Company’s Ducommun Technologies, Inc. (“DTI”), subsidiary. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This acquisition accounted for approximately $1,669,000 of the excess of cost over net assets acquired at July 3, 2004 and December 31, 2003. The acquisition was funded from internally generated cash, notes and other accounts payable to sellers, and borrowings under the Company’s credit agreement (see Note 5 for additional information). This acquisition strengthened the Company’s position in the aerospace industry and added complementary lines of business. Pro forma results for the three months and six months ended July 3, 2004 and July 5, 2003, assuming the acquisition of DBP occurred at the beginning of the respective periods, would not have been materially different from the Company’s historical results for the period presented.

Note 3. Inventories

Inventories consist of the following:

	(In thousands)
	July 3, 2004	December 31, 2003
Raw materials and supplies	$12,890	$10,994
Work in process	39,471	36,794
Finished goods	1,415	1,484

	53,776	49,272
Less progress payments	6,777	9,269

Total	$46,999	$40,003

Work in process inventories include amounts under long-term fixed price contracts aggregating $28,548,000 and $25,342,000 at July 3, 2004 and December 31, 2003, respectively.

Note 4. Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Pursuant to the nonamortization provisions of SFAS No. 142, there was no goodwill amortization expense in 2004 and 2003. There was no change in goodwill during the first six months of 2004.

Note 5. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	July 3, 2004	December 31, 2003

Bank credit agreement	$600	$—
Notes and other liabilities for acquisitions	800	2,585

Total debt	1,400	2,585
Less current portion	800	2,185

Total long-term debt	$600	$400

In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for a $75,000,000 unsecured revolving credit line gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.50% at July 3, 2004). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (2.58% at July 3, 2004). At July 3, 2004, the Company had $72,338,000 of unused lines of credit, after deducting $600,000 of loans outstanding and $2,062,000 for outstanding standby letters of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (.40% per annum at July 3, 2004), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

Note 6. Shareholders’ Equity

At July 3, 2004 and December 31, 2003, no preferred shares were issued or outstanding. The Company did not repurchase any of its common stock during 2004 and 2003.

Note 7. Stock Options

The Company has three stock option or incentive plans. Stock awards may be made to directors, officers and key employees under the stock plans on terms determined by the Compensation Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. Stock options have been and may be granted to directors, officers and key employees under the stock plans at prices not less than 100% of the market value on the date of grant, and expire not more than ten years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. At July 3, 2004, 382,250 common shares were available for future grants and 896,026 common shares were reserved for the exercise of outstanding options.

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

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Net Income:
As reported	$4,307	$3,991	$6,538	$7,099
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(222)	(109)	(395)	(208)

Pro forma	$4,085	$3,882	$6,143	$6,891

Earnings per common share:
As reported:
Basic	$.43	$.40	$.66	$.72
Diluted	.42	.40	.64	.72
Pro forma:
Basic	$.41	$.39	$.62	$.70
Diluted	.40	.39	.60	.70

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Note 8. Employee Benefit Plans

The Company has an unfunded supplemental retirement plan that was suspended in 1986, but which continues to cover certain former executives. The accumulated benefit obligations under the plan at July 3, 2004 and December 31, 2003 were $512,000 and $516,000, respectively, which are included in accrued liabilities.

The Company sponsors for all of its employees, a 401(k) defined contribution plan under which employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. The Company generally provides a match equal to 50 percent of the employees’ contributions up to the first 4 percent of compensation, except for union employees who are not eligible to receive the match. The Company matching contributions for the three months ended July 3, 2004 and July 5, 2003 were approximately $186,000 and $178,000, respectively. The Company matching contributions for the six months ended July 3, 2004 and July 5, 2003 were approximately $360,000 and $356,000, respectively.

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

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Service cost	$—	$—	$—	$—
Interest cost	18	20	36	40
Expected return on plan assets	—	—	—	—
Amortization of net transition obligation	27	21	48	42
Amortization of actuarial gain	(5)	(5)	(10)	(10)

Net periodic post retirement benefits cost	$40	$36	$74	$72

Certain hourly employees at one location of the Company are covered by a defined benefit plan. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for this plan are as follows:

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Service cost	$127	$112	$253	$224
Interest cost	156	134	312	268
Expected return on plan assets	(182)	(140)	(363)	(280)
Amortized losses	40	43	79	86

Net periodic pension cost	$141	$149	$281	$298

On December 31, 2003, the Company’s annual measurement date, and July 3, 2004, the accumulated benefit obligation, related to the defined benefit plan, exceeded the fair value of the plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized a minimum pension liability at July 3, 2004 and December 31, 2003 of $2,041,000, net of tax, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improved or contributions cause the pension plan to return to fully funded status. There were no charges during the three months and six months ended July 3, 2004 and July 5, 2003.

Amounts recognized in the statement of financial position consist of:

	(In thousands)
	Pension Benefits		Other Benefits
	July 3, 2004	December 31, 2003	July 3, 2004	December 31, 2003
Prepaid benefit cost	$266	$547	$—	$—
Accrued benefit cost	—	638	(1,208)	(1,256)
Accumulated other comprehensive income, net of tax	—	(638)	—	—

Net amount recognized	$266	$547	$(1,208)	$(1,256)

The deferred benefit plan assets consist primarily of listed stocks and bonds. The Company’s funding policy is to contribute cash to its pension plans so that the minimum contribution requirements established by government funding and taxing authorities are met. The Company was not required to make any contributions to the pension plan in 2003.

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

Information regarding the changes in the Company’s aggregate warranty liability is as follows:

	(In thousands)
	July 3, 2004	December 31, 2003
Warranty liability at beginning of period	$1,759	$1,697
Accruals for warranties during the period	—	184
Adjustments relating to pre-existing warranties	(13)	(122)

Warranty liability at end of period	$1,746	$1,759

Note 10. Leases

The Company leases certain facilities and equipment for periods ranging from 1 to 9 years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense for the three months ended July 3, 2004 and July 5, 2003, was $697,000 and $763,000, respectively. Rental expense for the six months ended July 3, 2004 and July 5, 2003, was $1,441,000 and $1,562,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at July 3, 2004 are as follows:

(In thousands) Lease Commitments
2004	$1,182
2005	1,938
2006	1,026
2007	902
2008	716
Thereafter	1,605

Total	$7,369

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

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the second quarter of 2004 and 2003, sales to Boeing were $26,846,000 and $28,574,000, respectively; sales to Raytheon were $6,107,000 and $8,423,000, respectively; and sales to Lockheed Martin were $3,534,000 and $3,395,000, respectively. During the six months ended July 3, 2004 and July 5, 2003, sales to Boeing were $54,645,000 and $57,717,000, respectively; sales to Raytheon were $13,756,000 and $15,534,000, respectively; and sales to Lockheed Martin were $6,879,000 and $6,512,000, respectively. At July 3, 2004, trade receivables from Boeing, Raytheon and Lockheed Martin were

$9,266,000, $2,689,000 and $1,589,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Note 13. Business Segment Information

The Company supplies products and services to the aerospace industry. The Company’s subsidiaries are organized into two strategic businesses, each of which is a reportable segment. Ducommun AeroStructures, Inc., manufactures aerospace structural components and subassemblies. Ducommun Technologies, Inc., manufactures aerospace electromechanical components and subsystems. The accounting policies of the segments are the same as those of the Company, as described in Note 1, Summary of Significant Accounting Policies.

Financial information by reporting segment is set forth below:

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Net Sales:
Ducommun AeroStructures, Inc.	$37,550	$34,932	$77,076	$70,737
Ducommun Technologies, Inc.	19,833	21,279	38,554	40,515

Total Net Sales	$57,383	$56,211	$115,630	$111,252

Segment Operating Income (1):
Ducommun AeroStructures, Inc.	$4,861	$4,621	$6,636	$8,171
Ducommun Technologies, Inc.	3,882	4,283	6,899	7,572

	8,743	8,904	13,535	15,743
Corporate General and Administrative Expenses	(2,595)	(3,080)	(3,763)	(4,889)

Total Operating Income	$6,148	$5,824	$9,772	$10,854

Depreciation and Amortization Expenses:
Ducommun AeroStructures, Inc.	$1,520	$1,533	$3,050	$3,068
Ducommun Technologies, Inc.	336	311	679	624
Corporate Administration	5	38	9	76

Total Depreciation and Amortization Expenses	$1,861	$1,882	$3,738	$3,768

Capital Expenditures:
Ducommun AeroStructures, Inc.	$1,646	$1,151	$3,264	$2,382
Ducommun Technologies, Inc.	147	323	422	526
Corporate Administration	147	—	147	—

Total Capital Expenditures	$1,940	$1,474	$3,833	$2,908

(1)	Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	July 3, 2004	December 31, 2003
Total Assets
Ducommun AeroStructures, Inc.	$138,294	$135,257
Ducommun Technologies, Inc.	51,307	46,603
Corporate Administration	11,113	16,181

Total Assets	$200,714	$198,041

Goodwill
Ducommun AeroStructures, Inc.	$36,785	$36,785
Ducommun Technologies, Inc.	20,416	20,416

Total Goodwill	$57,201	$57,201

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ducommun designs, engineers and manufactures aerostructure and electromechanical components and subassemblies principally for the aerospace industry. The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. Domestic commercial aircraft programs include the Boeing 737NG, 747, 767 and 777. Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16, various Sikorsky, Bell, Boeing Apache and Augusta helicopter programs, and various aircraft and shipboard electronics upgrade programs. Space programs include the space shuttle external fuel tank, and various commercial and military space launch and satellite programs.

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

Acquisition

In August 2003, the Company acquired the assets of DBP Microwave, Inc. (“DBP”), a privately held company based in Azusa, California for $2,322,000 in cash and a $400,000 nonnegotiable promissory note. DBP is a manufacturer of electromechanical RF and microwave switches for both aerospace and nonaerospace applications, and is now part of the Company’s Ducommun Technologies, Inc. (“DTI”), subsidiary. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This acquisition accounted for approximately $1,669,000 of the excess of cost over net assets acquired at July 3, 2004 and December 31, 2003, respectively. The acquisition was funded from internally generated cash, notes and other accounts payable to sellers, and borrowings under the Company’s credit agreement (see Note 5 for additional information). This acquisition strengthened the Company’s position in the aerospace industry and added complementary lines of business.

Results of Operations

Second Quarter of 2004 Compared to Second Quarter of 2003

Net sales in the second quarter of 2004 were $57,383,000, compared to net sales of $56,211,000 for the second quarter of 2003. Net sales in 2004 benefited by approximately $1,501,000 in sales from the August 2003 acquisition of DBP Microwave. The Company’s mix of business in the second quarter of 2004 was approximately 61% military, 35% commercial, and 4% space, compared to 67% military, 29% commercial, and 4% space in the second quarter of 2003.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the second quarter of 2004 and 2003, sales to Boeing were $26,846,000 and $28,574,000, respectively; sales to Raytheon were $6,107,000 and $8,423,000, respectively; and sales to Lockheed Martin were $3,534,000 and $3,395,000, respectively. At July 3, 2004, trade receivables from Boeing, Raytheon and Lockheed Martin were $9,266,000, $2,689,000 and $1,589,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. During the second quarter of 2004, sales related to commercial business were approximately $20,080,000, or 35% of total sales, compared to $16,195,000, or 29% in the second quarter of 2003. The increase in commercial sales in the second quarter of 2004 resulted from the DBP Microwave acquisition and a general increase for commercial aircraft sales. The Boeing 737/737NG program accounted for approximately $7,145,000 in sales in the second quarter of 2004, compared to $6,406,000 in sales in the second quarter of 2003.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $34,929,000, or 61% of total sales in the second quarter of 2004, compared to $37,745,000, or 67% of total sales in the second quarter of 2003. The decrease in military sales in the second quarter of 2004 resulted from a decrease in military sales at Ducommun Technologies. In the second quarter of 2004, the C-17 program accounted for approximately $7,403,000 in sales, compared to $7,968,000 in sales in the second quarter of 2003, and the Apache helicopter program accounted for approximately $9,561,000 in sales, compared to $8,856,000 in sales in the second quarter of 2003.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. During the second quarter of 2004, sales related to space programs were approximately $2,374,000, or 4% of total sales, compared to $2,271,000, or 4% of total sales in the second quarter of 2003.

Gross profit, as a percentage of sales, increased to 24.6% in the second quarter of 2004 from 23.0% in the second quarter of 2003. This increase was primarily related to the impact of spreading fixed overhead costs over greater production activities.

Selling, general and administrative expenses, as a percentage of sales, were 13.9% in the second quarter of 2004, compared to 12.6% in the second quarter of 2003. Selling, general and administrative expenses in the second quarter of 2004 included higher employee related costs than the second quarter of 2003.

Interest expense decreased to $76,000 in the second quarter of 2004 compared to $244,000 for the second quarter of 2003. The decrease in interest expense was primarily due to lower debt levels and lower interest rates in 2004 compared to 2003.

Income tax expense increased to $1,765,000 in the second quarter of 2004, compared to $1,589,000 in the second quarter of 2003. The increase in income tax expense was primarily due to the increase in income before taxes as well as a higher effective income tax rate. The Company’s effective tax rate for the second quarter of 2004 was 29.1%, compared to 28.5% in the second quarter of 2003, the difference primarily attributed to higher research and development tax credits in 2003. Cash expended to pay income taxes decreased to $2,025,000 in the second quarter of 2004, compared to $2,423,000 in the second quarter of 2003.

Net income for the second quarter of 2004 was $4,307,000, or $0.42 diluted earnings per share, compared to $3,991,000, or $0.40 diluted earnings per share, in the second quarter of 2003.

Six Months of 2004 Compared to Six Months of 2003

Net sales in the first six months of 2004 were $115,630,000, compared to net sales of $111,252,000 for the first six months of 2003. Net sales in 2004 benefited by approximately $2,761,000 in sales from the August 2003 acquisition of DBP Microwave. The Company’s mix of business in the first six months of 2004 was approximately 61% military, 35% commercial, and 4% space, compared to 66% military, 30% commercial, and 4% space in the first six months of 2003.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the first six months of 2004 and 2003, sales to Boeing were $54,645,000 and $57,717,000 respectively; sales to Raytheon were $13,756,000 and $15,534,000, respectively; and sales to Lockheed Martin were $6,879,000 and $6,512,000, respectively. At July 3, 2004, trade receivables from Boeing, Raytheon and Lockheed Martin were $9,266,000, $2,689,000 and $1,589,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. During the first six months of 2004, sales related to commercial business were approximately $40,242,000, or 35% of total sales, compared to $33,097,000, or 30% in the first six months of 2003. The increase in commercial sales in the first six months of 2004 resulted from the DBP Microwave acquisition and a general increase for commercial aircraft sales. The Boeing 737/737NG program accounted for approximately $15,756,000 in sales in the first six months of 2004, compared to $12,721,000 in sales in the first six months of 2003.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $70,726,000, or 61% of total sales in the first six months of 2004, compared to $73,864,000, or 66% of total sales in the first six months of 2003. The decrease in military sales in the first six months of 2004 resulted from a decrease in military sales at Ducommun Technologies. In the first six months of 2004, the C-17 program accounted for approximately $14,858,000 in sales, compared to $17,770,000 in sales in the first six months of 2003, and the Apache helicopter program accounted for approximately $19,923,000 in sales, compared to $16,465,000 in sales in the first six months of 2003.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. During the first six months of 2004, sales related to space programs were approximately $4,662,000, or 4% of total sales, compared to $4,291,000, or 4% of total sales, in the first six months of 2003.

At July 3, 2004, backlog believed to be firm was approximately $260,762,000, compared to $283,901,000 at December 31, 2003. The backlog decrease from December 31, 2003 was primarily due to lower bookings for commercial programs, and approximately $9,800,000 for cancellation of a contract on which the Company was losing money. Approximately $93,000,000 of the total backlog is expected to be delivered during 2004.

Gross profit, as a percentage of sales, decreased to 21.2% in the first six months of 2004 from 22.4% in the first six months of 2003. This decrease was primarily the result of initial losses on several new contracts at Ducommun AeroStructures during the first six months of 2004, partially offset by the impact of spreading fixed overhead costs over a greater sales volume. The decline in gross profit margins also included a provision of $1,894,000 established during the first quarter of 2004 for estimated cost overruns on certain of the new contracts at Ducommun AeroStructures. The provision for estimated cost overruns was based on currently available information and various assumptions, including customers’ future production rates and delivery schedules and the Company’s future cost structure and learning curve assumptions.

Selling, general and administrative expenses, as a percentage of sales, were 12.8% in the first six months of 2004, compared to 12.7% in the first six months of 2003.

Interest expense decreased to $214,000 in the first six months of 2004 compared to $565,000 for the first six months of 2003. The decrease in interest expense was primarily due to lower debt levels and lower interest rates in 2004 compared to 2003.

Income tax expense decreased to $3,020,000 in the first six months of 2004, compared to $3,190,000 in the first six months of 2003. The decrease in income tax expense was primarily due to the decrease in income before taxes partially offset by a higher effective income tax rate. The Company’s effective tax rate for the first six months of 2004 was 31.6%, compared to 31.0% in the first six months of 2003, the difference primarily attributed to higher research and development tax credits in 2003. Cash expended to pay income taxes decreased to $2,118,000 in the first six months of 2004, compared to $2,439,000 in the first six months of 2003.

Net income for the first six months of 2004 was $6,538,000, or $0.64 diluted earnings per share, compared to $7,099,000, or $0.72 diluted earnings per share in the first six months of 2003.

Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities for the first six months of 2004 was $929,000, compared to $8,769,000 in the first six months of 2003. Major elements of the net cash provided by operating activities for the first six months of 2004 included $6,538,000 of net income, $3,738,000 of depreciation and a net increase of $869,000 in the provision for cost overruns, partially offset by a $6,996,000 increase in inventory primarily due to a reduction in progress payments from customers and delays in shipments, a $592,000 increase in accounts receivable due to timing of shipments and billings to customers, and a decrease in accrued and other liabilities of $4,354,000, due mainly to payment of accrued bonuses.

Net cash used in investing activities for the first six months of 2004 consisted primarily of $3,833,000 of capital expenditures.

Net cash used in financing activities in the first six months of 2004 of $668,000 included $1,185,000 of net repayment of borrowings offset by $517,000 of net cash received from the exercise of common stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during 2004. In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for a $75,000,000 unsecured revolving credit line gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.50% at July 3, 2004). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (2.58% at July 3, 2004). At July 3, 2004, the Company had $72,338,000 of unused lines of credit, after deducting $600,000 of loans outstanding and $2,062,000 for outstanding standby letters of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (.40% per annum at July 3, 2004), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

The weighted average interest rate on borrowings outstanding was 4.79% and 5.69% at July 3, 2004 and December 31, 2003, respectively.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Aggregate maturities of long-term debt during the next five years are as follows: 2005, $1,000,000; 2006, $0; 2007, $0; 2008, $0.

Certain hourly employees at one location of the Company are covered by a defined benefit plan. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit plan are composed primarily of fixed income and equity securities. On December 31, 2003, the Company’s annual measurement date, the accumulated benefit obligation, related to the Company’s defined benefit plan, exceeded the fair value of the pension plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized minimum pension liability of $2,041,000, net of tax, which decreased shareholders’ equity and is included in other long-term liabilities at July 3, 2004 and December 31, 2003. Pension expense will be approximately $562,000 in 2004. The Company was not required to make any contributions to the pension plan in 2003, but plans to contribute as much as $1,418,000 in the third quarter of 2004.

The Company expects to spend less than $8,000,000 for capital expenditures in 2004. The Company believes that the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. Accordingly, the Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft and space programs.

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

As of July 3, 2004 the Company had the following categories of contractual obligations (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt	$1,400	$800	$600	$—	$—
Operating leases	7,369	2,254	2,345	1,433	1,337
Other long-term liabilities	2,041	1,418	623	—	—

Total	$10,810	$4,472	$3,568	$1,433	$1,337

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

In May 2004, FASB Staff Position No. Financial Accounting Standard 106-2 (FSP FAS 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), was issued. FSP FAS 106-2 provides guidance on the accounting for the effects of the Act, including the accounting for and disclosure of any federal subsidy provided by the Act. The method of determining whether a sponsor’s plan will qualify for actuarial equivalency is pending until the U.S. Department of Health and Human Services completes its interpretative work on the Act. Based on the current interpretation of the guidance provided in the Act and in relation to the Company’s current plan design, any savings to the Company are expected to be immaterial.

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

Commercial Aircraft Production Rates Are Declining

The Company estimates that, in the first six months of 2004, approximately 19% of its sales were for Boeing commercial aircraft and approximately 16% of its sales were for other commercial aircraft and miscellaneous nonaerospace commercial applications. The production rate for new commercial aircraft is expected to decline at least through 2004, and the timing of any rebound in new commercial aircraft production is unknown. These reductions in commercial aircraft production are expected to affect adversely the Company’s result of operations and cash flows.

Military and Space-Related Products Are Dependent Upon Government Spending

The Company estimates that, in the first six months of 2004, approximately 65% of its sales were derived from military and space markets. These military and space markets are largely dependent upon government spending, particularly by the United States government. Changes in the levels of spending for military and space could improve or negatively impact the Company’s prospects in its military and space markets. The tragedy involving the Space Shuttle Columbia may further affect government spending for space programs, which could adversely affect the Company.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter Programs

The Company estimates that, in the first six months of 2004, approximately 19% of its sales were for Boeing commercial aircraft, 13% of its sales were for the C-17 aircraft, and 17% of its sales were for the Apache helicopter. The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter program are principally for replacement rotor blades. Any significant change in production rates for these programs would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company. For example, the Company manufactures the spoilers for the Boeing 737NG aircraft (the “737 Spoilers”), which contributed approximately $12,062,000 to sales in 2003. The Company has been informed that a competitor has been awarded a contract to produce the 737 Spoilers. Although the precise timing and amount of any transition of work to the competitor is presently unknown, such a transition of work may occur as soon as early 2005.

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

During the first quarter of 2004, the Company established a provision of $1,894,000 for estimated cost overruns on certain of the new contracts at Ducommun AeroStructures. The provision for estimated cost overruns was based on currently available information and various assumptions, including customers’ future production rates and delivery schedules and the Company’s future cost structure and learning curve assumptions. The Company could incur additional losses or be required to establish additional provisions for cost overruns if actual results should differ from the estimates under these assumptions.

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

Goodwill Could Be Impaired in the Future

In assessing the recoverability of the Company’s goodwill at December 31, 2003, management was required to make certain critical estimates and assumptions. These estimates and assumptions, with respect to the Company’s Ducommun AeroStructures, Inc. (“DAS”), reporting unit, included that during the next several years DAS will make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. If any of these or other estimates and assumptions are not realized in the future, the Company may be required to record an impairment charge for the goodwill of DAS. The goodwill of DAS was $36,785,000 at July 3, 2004.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 annual meeting of shareholders of the Company was held on May 5, 2004. At the meeting, H. Frederick Christie was elected as a director of the Company. In the election of a director, the shareholder vote was as follows: H. Frederick Christie, For – 9,278,584, Withheld – 269,909. The other directors whose terms of office continued after the annual meeting were Joseph C. Berenato, Eugene P. Conese, Jr., Ralph D. Crosby, Jr., Robert C. Ducommun, Thomas P. Mullaney and Richard D. Paulson. Mr. Christie was elected to serve for a three-year term expiring at the annual meeting of shareholders in 2007, and thereafter until his successor is elected. At the annual meeting of shareholders, an amendment to the 2001 Stock Incentive Plan to increase the number of shares thereunder by 500,000 shares also was approved. In the approval of the amendment of the 2001 Stock Incentive Plan, the shareholder vote was as follows: For – 6,013,355, Against – 2,221,424, Abstain – 10,783.

Item 6. Exhibits and Reports on Form 8-K.

(a	)	Exhibits

11 Reconciliation of the Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b	)	The Company filed a report on Form 8-K, dated May 10, 2004, reporting under Item 12 that the Company issued a press release dated May 10, 2004 regarding first quarter 2004 results.

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

Date: August 9, 2004