Form 10-Q
period 2004-10-02
DUCOMMUN INC /DE/
filed 2004-11-09
CIK 30305

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period form                      to

Commission File Number 1-8174

DUCOMMUN INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	95-0693330
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

23301 Wilmington Avenue, Carson, California	90745-6209
(Address of principal executive offices)	(Zip Code)

(310) 513-7280

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 2, 2004, there were outstanding 10,029,857 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 2, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$380	$3,832
Accounts receivable (less allowance for doubtful accounts of $319 and $503)	26,293	26,275
Inventories	51,860	40,003
Deferred income taxes	6,084	6,217
Prepaid income taxes	1,213	1,593
Other current assets	4,780	4,277

Total Current Assets	90,610	82,197
Property and Equipment, Net	55,959	56,929
Goodwill (Net of Accumulated Amortization of $10,996 and $10,996)	57,201	57,201
Other Assets	2,591	1,714

	$206,361	$198,041

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$1,900	$2,185
Accounts payable	16,510	14,200
Accrued liabilities	31,191	36,152

Total Current Liabilities	49,601	52,537
Long-Term Debt, Less Current Portion	—	400
Deferred Income Taxes	6,215	5,313
Other Long-Term Liabilities	2,041	2,041

Total Liabilities	57,857	60,291

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 10,029,857 shares in 2004 and 9,901,965 shares in 2003	100	99
Additional paid-in capital	39,857	38,394
Retained earnings	110,588	101,298
Accumulated other comprehensive loss	(2,041)	(2,041)

Total Shareholders’ Equity	148,504	137,750

	$206,361	$198,041

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For Three Months Ended
	October 2, 2004	October 4, 2003
Net Sales	$51,835	$56,404
Operating Costs and Expenses:
Cost of goods sold	42,599	43,820
Selling, general and administrative expenses	6,046	6,709

Total Operating Costs and Expenses	48,645	50,529

Operating Income	3,190	5,875
Interest Expense	(27)	(142)

Income Before Taxes	3,163	5,733
Income Tax Expense	(411)	(1,777)

Net Income	$2,752	$3,956

Earnings Per Share:
Basic earnings per share:	$0.28	$0.40
Diluted earnings per share:	$0.27	$0.40
Weighted Average Number of Common Shares
Outstanding:
Basic	9,990	9,874
Diluted	10,173	9,988

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For Nine Months Ended
	October 2, 2004	October 4, 2003
Net Sales	$167,465	$167,656
Operating Costs and Expenses:
Cost of goods sold	133,674	130,130
Selling, general and administrative expenses	20,829	20,797

Total Operating Costs and Expenses	154,503	150,927

Operating Income	12,962	16,729
Interest Expense	(241)	(707)

Income Before Taxes	12,721	16,022
Income Tax Expense	(3,431)	(4,967)

Net Income	$9,290	$11,055

Earnings Per Share:
Basic earnings per share:	$0.93	$1.12
Diluted earnings per share:	$0.91	$1.11
Weighted Average Number of Common Shares
Outstanding:
Basic	9,959	9,873
Diluted	10,164	9,926

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For Nine Months Ended
	October 2, 2004	October 4, 2003
Cash Flows from Operating Activities:
Net Income	$9,290	$11,055
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization	5,581	5,670
Deferred income tax provision	1,035	(919)
Income tax benefit related to the exercise of nonqualified stock options	510	8
Provision for (recovery of) doubtful accounts	(184)	36
Loss (Gain) on sale of assets	186	(6)
Net (recovery of) provision for warranty reserves	(24)	76
Net provision for (recovery of) contract cost overruns	577	(420)
Changes in Assets and Liabilities:
Accounts receivable	166	(8,720)
Inventories	(11,857)	(4,786)
Other assets	(1,000)	563
Accounts payable	2,310	(376)
Accrued and other liabilities	(5,514)	7,710

Net Cash Provided by Operating Activities	1,076	9,891

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(4,825)	(4,042)
Acquisition of Business	—	(2,322)
Proceeds from Sale of Assets	28	6

Net Cash Used in Investing Activities	(4,797)	(6,358)

Cash Flows from Financing Activities:
Net Repayment of Long-Term Debt	(685)	(3,571)
Net Cash Effect of Exercise Related to Stock Options	954	125

Net Cash Provided by (Used in) Financing Activities	269	(3,446)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,452)	87
Cash and Cash Equivalents - Beginning of Period	3,832	174

Cash and Cash Equivalents - End of Period	$380	$261

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$191	$708
Income Taxes Paid	$2,172	$3,172

Supplemental information for Non-Cash Investing and Financing Activities:

See Note 2 for non-cash investing activities related to the acquisition of business.

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated balance sheets and consolidated statements of income are unaudited as of and for the three months and nine months ended October 2, 2004 and October 4, 2003 and the consolidated statements of cash flows for the nine months ended October 2, 2004 and October 4, 2003 are unaudited. The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating inter-company balances and transactions. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. The financial information included in the quarterly report should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in its annual report on Form 10-K for the year ended December 31, 2003.

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

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each year. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period. For the three months ended October 2, 2004 and October 4, 2003, income available to common shareholders was $2,752,000 and $3,956,000, respectively. The weighted average number of common shares outstanding for the three months ended October 2, 2004 and October 4, 2003 were 9,990,000 and 9,874,000, and the diluted shares associated with stock options were 183,000 and 114,000, respectively. For the nine months ended October 2, 2004 and October 4, 2003, income available to common shareholders was $9,290,000 and $11,055,000, respectively. The weighted average number of common shares outstanding for the nine months ended October 2, 2004 and October 4, 2003 were 9,959,000 and 9,873,000, and the diluted shares associated with stock options were 205,000 and 53,000, respectively.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. SFAS No. 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income was comprised of a minimum pension liability adjustment of $2,041,000, net of tax, at October 2, 2004 and December 31, 2003. No items of other comprehensive income were recorded during the quarters ended October 2, 2004 and October 4, 2003.

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

In May 2004, FASB Staff Position No. Financial Accounting Standard 106-2 (FSP FAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”), was issued. FSP FAS 106-2 provides guidance on the accounting for the effects of the Act, including the accounting for and disclosure of any federal subsidy provided by the Act. The method of determining whether a sponsor’s plan will qualify for actuarial equivalency is pending until the U.S. Department of Health and Human Services completes its interpretative work on the Act. The adoption of FSP FAS 106-2 in 2004 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Note 2. Acquisition

In August 2003, the Company acquired the assets of DBP Microwave, Inc. (“DBP”), a privately held company based in Azusa, California for $2,322,000 in cash and a $400,000 nonnegotiable promissory note. DBP is a manufacturer of electromechanical RF and microwave switches for both aerospace and nonaerospace applications, and is now part of the Company’s Ducommun Technologies, Inc. (“DTI”), subsidiary. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This acquisition accounted for approximately $1,669,000 of the excess of cost over net assets acquired at October 2, 2004 and December 31, 2003. The acquisition was funded from internally generated cash, notes and other accounts payable to sellers, and borrowings under the Company’s credit agreement (see Note 5 for additional information). This acquisition strengthened the Company’s position in the aerospace industry and added complementary lines of business. Pro forma results for the three months and nine months ended October 2, 2004 and October 4, 2003, assuming the acquisition of DBP occurred at the beginning of the respective periods, would not have been materially different from the Company’s historical results for the period presented.

Note 3. Inventories

Inventories consist of the following:

	(In thousands)
	October 2, 2004	December 31, 2003
Raw materials and supplies	$13,814	$10,994
Work in process	44,529	36,794
Finished goods	1,197	1,484

	59,540	49,272
Less progress payments	7,680	9,269

Total	$51,860	$40,003

Work in process inventories include amounts under long-term fixed price contracts aggregating $33,080,000 and $25,342,000 at October 2, 2004 and December 31, 2003, respectively.

Note 4. Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Pursuant to the nonamortization provisions of SFAS No. 142, there was no goodwill amortization expense in 2004 and 2003. There was no change in goodwill during first nine months of 2004.

Note 5. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	October 2, 2004	December 31, 2003
Bank credit agreement	$1,500	$—
Notes and other liabilities for acquisitions	400	2,585

Total debt	1,900	2,585
Less current portion	1,900	2,185

Total long-term debt	$—	$400

In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for a $71,250,000 unsecured revolving credit line at October 2, 2004, gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.75% at October 2, 2004). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (3.32% at

October 2, 2004). At October 2, 2004, the Company had $67,688,000 of unused lines of credit, after deducting $1,500,000 of loans outstanding and $2,062,000 for outstanding standby letters of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.40% per annum at October 2, 2004), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

Note 6. Shareholders’ Equity

At October 2, 2004 and December 31, 2003, no preferred shares were issued or outstanding. The Company did not repurchase any of its outstanding common stock during 2004 and 2003.

Note 7. Stock Options

The Company has three stock option or incentive plans. Stock awards may be made to directors, officers and key employees under the stock plans on terms determined by the Compensation Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. Stock options have been and may be granted to directors, officers and key employees under the stock plans at prices not less than 100% of the market value on the date of grant, and expire not more than ten years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. At October 2, 2004, 404,250 common shares were available for future grants and 785,213 common shares were reserved for the exercise of outstanding options.

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

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
Net Income:
As reported	$2,752	$3,956	$9,290	$11,055
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(245)	(189)	(640)	(397)

Pro forma	$2,507	$3,767	$8,650	$10,658

Earnings per common share:
As reported:
Basic	$.28	$.40	$.93	$1.12
Diluted	.27	.40	.91	1.11
Pro forma:
Basic	$.25	$.38	$.87	$1.08
Diluted	.25	.38	.85	1.07

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Note 8. Employee Benefit Plans

The Company has an unfunded supplemental retirement plan that was suspended in 1986, but which continues to cover certain former executives. The accumulated benefit obligations under the plan at October 2, 2004 and December 31, 2003 were $510,000 and $516,000, respectively, which are included in accrued liabilities.

The Company sponsors for all of its employees, a 401(k) defined contribution plan under which employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. The Company generally provides a match equal to 50 percent of the employees’ contributions up to the first 4 percent of compensation, except for union employees who are not eligible to receive the match. The Company matching contributions for the three months ended October 2, 2004 and October 4, 2003 were approximately $177,000 and $180,000, respectively. The Company’s matching contributions for the nine months ended October 2, 2004 and October 4, 2003 were approximately $537,000 and $535,000, respectively.

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

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
Service cost	$—	$—	$—	$—
Interest cost	18	20	54	60
Expected return on plan assets	—	—	—	—
Amortization of net transition obligation	12	21	60	63
Amortization of actuarial gain	(5)	(5)	(15)	(15)

Net periodic post retirement benefits cost	$25	$36	$99	$108

Certain hourly employees at one location of the Company are covered by a defined benefit plan. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for this plan are as follows:

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
Service cost	$127	$112	$380	$335
Interest cost	156	134	467	402
Expected return on plan assets	(182)	(140)	(545)	(420)
Amortized losses	40	43	119	131

Net periodic pension cost	$141	$149	$421	$448

On December 31, 2003, the Company’s annual measurement date, and October 2, 2004, the accumulated benefit obligation, related to the defined benefit plan, exceeded the fair value of the plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized a minimum pension liability at October 2, 2004 and December 31, 2003 of $2,041,000, net of tax, which decreased shareholders’ equity and is included in other long-term liabilities.

This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. There were no charges during the three months and nine months ended October 2, 2004 and October 4, 2003.

Amounts recognized in the statement of financial position consist of:

	(In thousands)
	Pension Benefits		Other Benefits
	October 2, 2004	December 31, 2003	October 2, 2004	December 31, 2003
Prepaid benefit cost	$1,544	$547	$—	$—
Accrued benefit cost	—	638	(1,196)	(1,256)
Accumulated other comprehensive income, net of tax	—	(638)	—	—

Net amount recognized	$1,544	$547	$(1,196)	$(1,256)

The defined benefit plan assets consist primarily of listed stocks and bonds. The Company’s funding policy is to contribute cash to its pension plans so that the minimum contribution requirements established by government funding and taxing authorities are met. The Company was not required to make any contributions to the pension plan in 2003, but contributed $1,418,000 in the third quarter of 2004.

Note 9. Indemnifications and Warranty Liability

Indemnifications

The Company has made guarantees and indemnities under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, the Company has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments the Company could be obligated to make. Historically, payments related to these guarantees and indemnities have been immaterial. The Company estimates the fair value of its indemnification obligations is insignificant based on this history and insurance coverage and has, therefore, not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. However, there can be no assurances that the Company will not have any future financial exposure under these indemnification obligations.

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

Information regarding the changes in the Company’s aggregate warranty liability is as follows:

	(In thousands)
	October 2, 2004	December 31, 2003
Warranty liability at beginning of period	$1,759	$1,697
Accruals for warranties during the period	—	184
Adjustments relating to pre-existing warranties	(24)	(122)

Warranty liability at end of period	$1,735	$1,759

Note 10. Leases

The Company leases certain facilities and equipment for periods ranging from 1 to 9 years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense for the three months ended October 2, 2004 and October 4, 2003, was $693,000 and $769,000, respectively. Rental expense for the nine months ended October 2, 2004 and October 4, 2003, was $2,134,000 and $2,331,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at October 2, 2004 are as follows:

(In thousands) Lease Commitments
2004	$578
2005	1,938
2006	1,194
2007	1,190
2008	1,004
Thereafter	1,605

Total	$7,509

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

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the third quarter of 2004 and 2003, sales to Boeing were $21,696,000 and $27,009,000, respectively; sales to Raytheon were $5,569,000 and $7,507,000, respectively; and sales to Lockheed Martin were $3,743,000 and $4,343,000, respectively. During the nine months ended October 2, 2004 and October 4, 2003, sales to Boeing were $76,341,000 and $84,726,000, respectively; sales to Raytheon were $19,325,000 and $23,041,000, respectively; and sales to Lockheed Martin were $10,622,000 and $10,855,000, respectively. At October 2, 2004, trade receivables from Boeing, Raytheon and Lockheed Martin were $8,966,000, $3,001,000 and $1,797,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

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

Financial information by reporting segment is set forth below:

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
Net Sales:
Ducommun AeroStructures, Inc.	$32,867	$35,086	$109,943	$105,823
Ducommun Technologies, Inc.	18,968	21,318	57,522	61,833

Total Net Sales	$51,835	$56,404	$167,465	$167,656

Segment Operating Income (1):
Ducommun AeroStructures, Inc.	$800	$3,593	$7,436	$11,764
Ducommun Technologies, Inc.	2,893	4,314	9,792	11,886

	3,693	7,907	17,228	23,650
Corporate General and Administrative Expenses	(503)	(2,032)	(4,266)	(6,921)

Total Operating Income	$3,190	$5,875	$12,962	$16,729

Depreciation and Amortization Expenses:
Ducommun AeroStructures, Inc.	$1,505	$1,553	$4,555	$4,621
Ducommun Technologies, Inc.	328	323	1,007	947
Corporate Administration	10	26	19	102

Total Depreciation and Amortization Expenses	$1,843	$1,902	$5,581	$5,670

Capital Expenditures:
Ducommun AeroStructures, Inc.	$793	$687	$4,057	$3,069
Ducommun Technologies, Inc.	56	442	478	968
Corporate Administration	143	5	290	5

Total Capital Expenditures	$992	$1,134	$4,825	$4,042

(1)	Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	October 4, 2004	December 31, 2003
Total Assets
Ducommun AeroStructures, Inc.	$143,427	$135,257
Ducommun Technologies, Inc.	50,255	46,603
Corporate Administration	12,679	16,181

Total Assets	$206,361	$198,041

Goodwill
Ducommun AeroStructures, Inc.	$36,785	$36,785
Ducommun Technologies, Inc.	20,416	20,416

Total Goodwill	$57,201	$57,201

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

Acquisition

In August 2003, the Company acquired the assets of DBP Microwave, Inc. (“DBP”), a privately held company based in Azusa, California for $2,322,000 in cash and a $400,000 nonnegotiable promissory note. DBP is a manufacturer of electromechanical RF and microwave switches for both aerospace and nonaerospace applications, and is now part of the Company’s Ducommun Technologies, Inc. (“DTI”), subsidiary. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This acquisition accounted for approximately $1,669,000 of the excess of cost over net assets acquired at October 2, 2004 and December 31, 2003, respectively. The acquisition was funded from internally generated cash, notes and other accounts payable to sellers, and borrowings under the Company’s credit agreement (see Note 5 for additional information). This acquisition strengthened the Company’s position in the aerospace industry and added complementary lines of business.

Results of Operations

Third Quarter of 2004 Compared to Third Quarter of 2003

Net sales in the third quarter of 2004 were $51,835,000, compared to net sales of $56,404,000 for the third quarter of 2003. The Company’s mix of business in the third quarter of 2004 was approximately 56% military, 40% commercial, and 4% space, compared to 67% military, 28% commercial, and 5% space in the third quarter of 2003.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the third quarter of 2004 and 2003, sales to Boeing were $21,696,000 and $27,009,000, respectively; sales to Raytheon were $5,569,000 and $7,507,000, respectively; and sales to Lockheed Martin were $3,743,000 and $4,343,000, respectively. At October 2, 2004, trade receivables from Boeing, Raytheon and Lockheed Martin were $8,966,000, $3,001,000 and $1,797,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. During the third quarter of 2004, sales related to commercial business were approximately $20,485,000, or 40% of total sales, compared to $15,907,000, or 28% in the third quarter of 2003. The increase in commercial sales in the third quarter of 2004 principally resulted from new commercial program awards. The Boeing 737/737NG program accounted for approximately $7,331,000 in sales in the third quarter of 2004, compared to $6,510,000 in sales in the third quarter of 2003.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $29,200,000, or 56% of total sales in the third quarter of 2004, compared to $37,583,000, or 67% of total sales in the third quarter of 2003. The decrease in military sales in the third quarter of 2004 resulted principally from a decrease in sales for the Apache helicopter program at Ducommun AeroStructures and for various military electronics upgrade programs at Ducommun Technologies. The Apache helicopter program was adversely affected by changes in the Boeing – approved manufacturing process during the third quarter of 2004. In the third quarter of 2004, the Apache helicopter program accounted for approximately $3,995,000 in sales, compared to $7,662,000 in sales in the third quarter of 2003. In the third quarter of 2004, the C-17 program accounted for approximately $8,271,000 in sales, compared to $8,583,000 in sales in the third quarter of 2003.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. During the third quarter of 2004, sales related to space programs were approximately $2,150,000, or 4% of total sales, compared to $2,914,000, or 5% of total sales in the third quarter of 2003.

Gross profit, as a percentage of sales, decreased to 17.8% in the third quarter of 2004 from 22.3% in the third quarter of 2003. This decrease was primarily the result of a change in sales mix, the impact of spreading fixed overhead costs over a smaller sales volume and production inefficiencies during the third quarter of 2004.

Selling, general and administrative expenses, as a percentage of sales, were 11.7% in the third quarter of 2004, compared to 11.9% in the third quarter of 2003. Selling, general and administrative expenses in the third quarter of 2004 included lower employee-related costs than in the third quarter of 2003.

Interest expense decreased to $27,000 in the third quarter of 2004 compared to $142,000 for the third quarter of 2003. The decrease in interest expense was primarily due to lower debt levels and lower interest rates in 2004 compared to 2003.

Income tax expense decreased to $411,000 in the third quarter of 2004, compared to $1,777,000 in the third quarter of 2003. The decrease in income tax expense was primarily due to the decrease in income before taxes as well as a lower effective income tax rate. The Company’s effective tax rate for the third quarter of 2004 was 13.0%, compared to 31.0% in the third quarter of 2003, the difference primarily attributed to higher research and development tax credits in 2004. Cash expended to pay income taxes decreased to $54,000 in the third quarter of 2004, compared to $734,000 in the third quarter of 2003.

Net income for the third quarter of 2004 was $2,752,000, or $0.27 diluted earnings per share, compared to $3,956,000, or $0.40 diluted earnings per share, in the third quarter of 2003.

Nine Months of 2004 Compared to Nine Months of 2003

Net sales in the nine months of 2004 were $167,465,000, compared to net sales of $167,656,000 for the nine months of 2003. Net sales for the nine months of 2004 benefited by approximately $4,131,000 in sales from the August 2003 acquisition of DBP Microwave, compared to $1,023,000 in sales for the nine months of 2003. The Company’s mix of business in the nine months of 2004 was approximately 60% military, 36% commercial, and 4% space, compared to 66% military, 30% commercial, and 4% space in the nine months of 2003.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the nine months of 2004 and 2003, sales to Boeing were $76,341,000 and $84,726,000 respectively; sales to Raytheon were $19,325,000 and $23,041,000, respectively; and sales to Lockheed Martin were $10,622,000 and $10,855,000, respectively. At October 2, 2004, trade receivables from Boeing, Raytheon and Lockheed Martin were $8,966,000, $3,001,000 and $1,797,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

The Company’s commercial business is represented on virtually all of today’s major commercial aircraft. During the nine months of 2004, sales related to commercial business were approximately $60,727,000, or 36% of total sales, compared to $49,305,000, or 30% in the nine months of 2003. The increase in commercial sales in the nine months of 2004 resulted from increased sales to the Boeing 737/737NG program, the DBP Microwave acquisition and new commercial program awards. The Boeing 737/737NG program accounted for approximately $23,087,000 in sales in the nine months of 2004, compared to $19,231,000 in sales in the nine months of 2003.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $99,926,000, or 60% of total sales, in the nine months of 2004, compared to $111,146,000, or 66% of total sales, in the nine months of 2003. The decrease in military sales in the nine months of 2004 resulted principally from a decrease in sales for various military electronics upgrade programs at Ducommun Technologies. In the nine months of 2004, the Apache helicopter program accounted for approximately $23,918,000 in sales, compared to $24,127,000 in sales in the nine months of 2003. In the nine months of 2004, the C-17 program accounted for approximately $23,129,000 in sales, compared to $26,353,000 in sales in the nine months of 2003.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. During the nine months of 2004, sales related to space programs were approximately $6,812,000, or 4% of total sales, compared to $7,205,000, or 4% of total sales, in the nine months of 2003.

At October 2, 2004, backlog believed to be firm was approximately $320,604,000, compared to $283,901,000 at December 31, 2003. The backlog increase from December 31, 2003 was primarily due to higher bookings for the Apache helicopter program, approximately $39,000,000 higher in 2004 than 2003. Approximately $55,000,000 of the total backlog is expected to be delivered during 2004.

Gross profit, as a percentage of sales, decreased to 20.2% in the nine months of 2004 from 22.4% in the nine months of 2003. This decrease was primarily the result of initial losses on several new contracts at Ducommun AeroStructures and higher operating costs during the nine months of 2004. The decline in gross profit margins also included a provision of $1,894,000 established during the first quarter of 2004 for estimated cost overruns on certain of the new contracts at Ducommun AeroStructures. The provision for estimated cost overruns was based on currently available information and various assumptions, including customers’ future production rates and delivery schedules and the Company’s future cost structure and learning curve assumptions.

Selling, general and administrative expenses, as a percentage of sales, were 12.4% in the nine months of 2004, compared to 12.4% in the nine months of 2003.

Interest expense decreased to $241,000 in the nine months of 2004 compared to $707,000 for the nine months of 2003. The decrease in interest expense was primarily due to lower debt levels in 2004 compared to 2003.

Income tax expense decreased to $3,431,000 in the nine months of 2004, compared to $4,967,000 in the nine months of 2003. The decrease in income tax expense was primarily due to the decrease in income before taxes and a lower effective income tax rate in 2004. The Company’s effective tax rate for the nine months of 2004 was 27%, compared to 31% in the nine months of 2003, the difference primarily attributed to higher research and development tax credits in 2004. Cash expended to pay income taxes decreased to $2,172,000 in the nine months of 2004, compared to $3,172,000 in the nine months of 2003.

Net income for the nine months of 2004 was $9,290,000, or $0.91 diluted earnings per share, compared to $11,055,000, or $1.11 diluted earnings per share in the nine months of 2003.

Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months of 2004 was $1,076,000, compared to $9,891,000 in the nine months of 2003. Major elements of the net cash provided by operating activities for the nine months of 2004 included $9,290,000 of net income, $5,581,000 of depreciation, a $1,035,000 increase in the deferred income tax provision and a $2,310,000 increase in accounts payable due to timing of payments to suppliers, partially offset by an $11,857,000 increase in inventory and a $5,514,000 reduction in accrued and other liabilities. The increase in inventory was primarily due to a reduction in progress payments from customers, shipment delays (the majority of which are expected to be delivered during the fourth quarter of 2004), and inventory purchased in advance to support shipments scheduled for the remainder of 2004 and 2005. The reduction in accrued and other liabilities was due mainly to the payment in 2004 of accrued bonuses earned in 2003, and no bonuses accrued for the first nine months of 2004.

Net cash used in investing activities for the nine months of 2004 consisted primarily of $4,825,000 of capital expenditures.

Net cash provided by financing activities in the nine months of 2004 of $269,000 included $954,000 of net cash received from the exercise of common stock options, partially offset by net repayment of borrowings of $685,000.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during 2004. In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for a $71,250,000 unsecured revolving credit line at October 2, 2004, gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (4.75% at October 2, 2004). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (3.32% at October 2, 2004). At October 2, 2004, the Company had $67,688,000 of unused lines of credit, after deducting $1,500,000 of loans outstanding and $2,062,000 for outstanding standby letters of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.40% per annum at October 2, 2004), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions.

The weighted average interest rate on borrowings outstanding was 5.21% and 5.69% at October 2, 2004 and December 31, 2003, respectively.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Certain hourly employees at one location of the Company are covered by a defined benefit plan. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit plan are composed primarily of fixed income and equity securities. On December 31, 2003, the Company’s annual measurement date, the accumulated benefit obligation, related to the Company’s defined benefit plan, exceeded the fair value of the pension plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized minimum pension liability of $2,041,000, net of tax, which decreased shareholders’ equity and is included in other long-term liabilities at October 2, 2004 and December 31, 2003. Pension expense will be approximately

$562,000 in 2004. The Company was not required to make any contributions to the pension plan in 2003, but contributed $1,418,000 in the third quarter of 2004.

The Company expects to spend less than $7,000,000 for capital expenditures in 2004. The Company believes that the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. Accordingly, the Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft and space programs.

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

As of October 2, 2004 the Company had the following categories of contractual obligations (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$1,900	$1,900	$—	$—	$—
Operating leases	7,509	2,185	2,419	1,694	1,211
Other long-term liabilities	2,041	1,418	623	—	—

Total	$11,450	$5,503	$3,042	$1,694	$1,211

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

In May 2004, FASB Staff Position No. Financial Accounting Standard 106-2 (FSP FAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”), was issued. FSP FAS 106-2 provides guidance on the accounting for the effects of the Act, including the accounting for and disclosure of any federal subsidy provided by the Act. The method of determining whether a sponsor’s plan will qualify for actuarial equivalency is pending until the U.S. Department of Health and Human Services completes its interpretative work on the Act. The adoption of FSP FAS 106-2 in 2004 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Commercial Aircraft Production Rates Are Declining

The Company estimates that, in the nine months of 2004, approximately 19% of its sales were for Boeing commercial aircraft and approximately 17% of its sales were for other commercial aircraft and miscellaneous nonaerospace commercial applications. The production rate for new commercial aircraft continues at a low level, and the timing of any rebound in new commercial aircraft production is unknown. Any future reductions in commercial aircraft production may affect adversely the Company’s result of operations and cash flows.

Military and Space-Related Products Are Dependent Upon Government Spending

The Company estimates that, in the nine months of 2004, approximately 64% of its sales were derived from military and space markets. These military and space markets are largely dependent upon government spending, particularly by the United States government. Changes in the levels of spending for military and space could improve or negatively impact the Company’s prospects in its military and space markets. The tragedy involving the Space Shuttle Columbia may further affect government spending for space programs, which could adversely affect the Company.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter Programs

The Company estimates that, in the nine months of 2004, approximately 17% of its sales were for Boeing commercial aircraft, 14% of its sales were for the C-17 aircraft, and 14% of its sales were for the Apache helicopter. The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter program are principally for replacement rotor blades. Any significant change in production rates for these programs would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company. For example, the Company manufactures the spoilers for the Boeing 737NG aircraft (the “737 Spoilers”), which contributed approximately $12,062,000 to sales in 2003. The Company has been informed that a competitor has been awarded a contract to produce the 737 Spoilers. Although the precise timing and amount of any transition of work to the competitor is presently unknown, such a transition of work may occur as soon as late 2005.

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

Goodwill Could Be Impaired in the Future

In assessing the recoverability of the Company’s goodwill at December 31, 2003, management was required to make certain critical estimates and assumptions. These estimates and assumptions, with respect to the Company’s Ducommun AeroStructures, Inc. (“DAS”), reporting unit, included that during the next several years DAS will make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. If any of these or other estimates and assumptions are not realized in the future, the Company may be required to record an impairment charge for the goodwill of DAS. The goodwill of DAS was $36,785,000 at October 2, 2004.

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

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED OCTOBER 2, 2004

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicy Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs **

Month beginning July 4, 2004 and ending July 31, 2004	0	N/A	0	$4,704,000
Month beginning August 1, 2004 and ending August 28, 2004	3,937	$20.95	0	$4,704,000
Month beginning August 29, 2004 and ending October 2, 2004	14,832	$23.03	0	$4,704,000
Total	18,769	$22.60	0	$4,704,000

*	All shares were repurchased were made as a result of stock-for-stock exercises of nonqualified stock options under the Company’s stock option and stock issuance plans.

**	Since 1998, the Company’s Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. From 1998 to 2001, the Company repurchased in the open market 1,918,962 shares of its common stock for a total of $25,296,000. A total of $4,704,000 remains available for share repurchase under the authorization which has no expiration date.

Item 6.	Exhibits.

10	Directors’ Deferred Compensation and Retirement Plan, Amended and Restated August 5, 2004

11	Reconciliation of the Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 8, 2004