Form 10-K
period 2004-12-31
DUCOMMUN INC /DE/
filed 2005-03-01
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Registrant’s telephone number, including area code: (310) 513-7280

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 3, 2004 was approximately $200 million.

The number of shares of common stock outstanding on January 31, 2005 was 10,042,116.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

(a)        Proxy Statement for the 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”), incorporated partially in Part III hereof.

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

GENERAL

Ducommun Incorporated (“Ducommun” or the “Company”), through its subsidiaries, designs, engineers and manufactures aerostructure and electromechanical components and subassemblies principally for domestic and foreign commercial aircraft, military and space programs. Domestic commercial aircraft programs include the Boeing 737NG, 747, 767 and 777. Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18, Lockheed Martin F-16, various Sikorsky, Bell, Boeing, Augusta and Carson helicopter programs, and various aircraft and shipboard electronics upgrade programs. Space programs include the Space Shuttle external tank, and various commercial and military space launch and satellite programs. Ducommun is the successor to a business founded in California in 1849, first incorporated in California in 1907, and reincorporated in Delaware in 1970.

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

In August 2003, the Company acquired the assets of DBP Microwave, Inc. (“DBP”), a privately held company based in Azusa, California for $2,322,000 in cash and a $400,000 nonnegotiable promissory note. DBP subsequently was merged into the Ducommun Technologies, Inc. subsidiary. In August 2001, Ducommun, acquired certain assets of the Fort Defiance, Arizona operation of Packard Hughes Interconnect Wiring Systems, a subsidiary of Delphi Automotive Systems Corp. (“Fort Defiance”), for $4,590,000 in cash. In June 2001, Ducommun acquired all of the units of Composite Structures, LLC (“Composite Structures”) for $47,966,000 in cash and $5,354,000 in nonnegotiable promissory notes.

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

PRODUCTS AND SERVICES

Ducommun operates in two business segments: Ducommun AeroStructures, Inc. (“DAS”), engineers and manufactures aerospace structural components and subassemblies, and Ducommun Technologies, Inc. (“DTI”), designs, engineers and manufactures electromechanical components and subsystems principally for the aerospace and military markets. DAS provides aluminum stretch-forming, titanium hot-forming, machining, composite lay-up, metal bonding, and chemical milling services. DTI designs and manufactures illuminated push button switches and panels, microwave switches and filters, fractional horsepower motors and resolvers, and mechanical and electromechanical subassemblies.

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

Stretch-Forming, Hot-Forming and Machining

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

SALES AND MARKETING

The Company’s commercial business is represented on many of today’s major commercial aircraft, including the Boeing 737NG, 747, 767 and 777 and the Airbus A330/340. Sales related to commercial business were approximately 35% of total sales in 2004, compared to 30% of total sales in 2003. The Company’s commercial sales depend substantially on aircraft manufacturers’ production rates, which in turn depend upon deliveries of new aircraft. Deliveries of new aircraft by aircraft manufacturers are dependent on the financial capacity of the airlines and leasing companies to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. The Company’s sales for commercial aircraft programs also could be affected by changes in its customers’ inventory levels and changes in its customers’ aircraft production build rates.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately 61% of total sales in 2004, compared to 65% of total sales in 2003. In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately 4% of total sales in 2004, compared to 5% of total sales in 2003. Sales related to space programs were lower in 2004 due to lower sales for the Space Shuttle program and lower sales for other space launch vehicles.

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

MAJOR CUSTOMERS

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During 2004, sales to Boeing were $101,571,000, or 45% of total sales; sales to Raytheon were $25,287,000, or 11% of total sales; and sales to Lockheed Martin were $11,263,000, or 5% of total sales. Sales to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, military and space programs.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

In 2004, 2003 and 2002, sales to foreign customers worldwide were $17,437,000, $12,280,000 and $14,509,000, respectively. The amounts of revenues, profitability and identifiable assets attributable to foreign sales activity were not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2004, 2003 and 2002. The Company had no sales to a foreign country greater than 4% of total sales in 2004, 2003 and 2002. The Company is not subject to any significant foreign currency risks since all sales are made in United States dollars.

RESEARCH AND DEVELOPMENT

The Company performs concurrent engineering with its customers and product development activities under Company-funded programs and under contracts with others. Concurrent engineering and product development activities are performed for commercial, military and space applications.

RAW MATERIALS AND COMPONENTS

Due to the Company’s diversification, the sources and availability of raw materials and components are not nearly as important as they would be for a company that manufactures a single product. Raw materials and components used in the manufacture of the Company’s products, including aluminum, steel and carbon fibers, are available from a number of vendors and are generally in adequate supply. However, the Company has recently experienced increases in lead times for, and a deterioration in availability of, aluminum, titanium and certain other materials. Moreover, certain components, supplies and raw materials for the Company’s operations are purchased from single sources. In such instances, the Company strives to develop alternative sources and design modifications to minimize the effect of business interruptions.

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

BACKLOG

The Company has a number of long-term agreements with several of its customers. These agreements generally describe the terms under which the customer may issue purchase orders to buy the Company’s products and services during the term of the agreement. These terms typically include a list of the parts or services customers may purchase, pricing for these products and services, anticipated quantities to be purchased by the customers and, to the extent known, delivery dates. Backlog only includes amounts for which the Company has actual purchase orders or other contractual commitments with firm delivery dates, prices and quantities. Backlog does not include the total contract value for fixed-price multi-year contracts, except for the released portion. Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of December 31, 2004, backlog believed to be firm was approximately $305,352,000, compared to $283,901,000 at December 31, 2003. Approximately $160,000,000 of total backlog is expected to be delivered during 2005. The backlog at December 31, 2004 included approximately $93,499,000 of backlog for the Apache helicopter program, and $40,129,000 of backlog for the Space Shuttle program.

ENVIRONMENTAL MATTERS AND LEGAL

The Company’s business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that may be or have been released to the environment, and they require the Company to obtain and maintain licenses and permits in connection with its operations. The Company may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on the Company. The Company anticipates that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain its environmental compliance efforts. The Company does not expect to spend a material amount on capital expenditures for environmental compliance during 2005.

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

The DAS facility located in El Mirage, California has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination. Based upon currently available information, the Company has established a provision for the cost of such investigation and corrective action. DAS expects to spend approximately $1.5 million for future investigation and corrective action for groundwater contamination and post-closure maintenance of the closed hazardous waste facility at its El Mirage location. However, the Company’s ultimate liability in connection with the contamination will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the corrective action.

The Company’s subsidiary, Composite Structures, LLC (“Composite”), and several other companies have been ordered by a California environmental agency to investigate and clean up soil and groundwater contamination at its Monrovia, California facility. Composite has filed a petition for review of the order.

In December 2004, a California environmental agency issued an order to DAS and other companies and government entities which allegedly sent hazardous waste to a landfill in West Covina, California. The order directs DAS and the other companies and government entities to take over the closure and post-closure operation of the landfill and to take certain other actions. The Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its liability in connection with the landfill is between approximately $120,000 and $3.5 million. The Company recorded a provision in 2004 at the minimum amount of the range of approximately $120,000.

In December 2004, the Orange County Water District filed a lawsuit against American Electronics, Inc. (“AEI”), a subsidiary of the Company, and other companies, to recover damages, relating to contamination of groundwater within the District. The Company is defending the lawsuit, and has notified the former owners of AEI of their contractual indemnification obligations to the Company in connection with the lawsuit.

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

EMPLOYEES

At December 31, 2004 the Company employed 1,337 persons. The Company’s DAS subsidiary is a party to collective bargaining agreements with labor unions at its Monrovia, California facility. Under these agreements, the Company currently employs 244 full-time employees, and 8 temporary employees, all of whom are members of labor unions. If the unionized workers were to engage in a strike or other work stoppage, if DAS is unable to negotiate acceptable collective bargaining agreements with the unions, or if other employees were to become unionized, the Company could experience a significant disruption of the Company’s operations and higher ongoing labor costs, which could have an adverse effect on its business and results of operations. The Company has not experienced any material labor-related work stoppage and considers its relations with its employees to be good.

AVAILABLE INFORMATION

The Company’s Internet website address is www.ducommun.com. The company makes available through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after filing with the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The Company occupies approximately 15 facilities with a total office and manufacturing area of over 1,266,000 square feet, including both owned and leased properties. At December 31, 2004, facilities which were in excess of 60,000 square feet each were occupied as follows:

Location	Company	Square Feet	Expiration of Lease
El Mirage, California	Ducommun AeroStructures, Inc.	74,000	Owned
Orange, California	Ducommun AeroStructures, Inc.	76,000	Owned
Carson, California	Ducommun AeroStructures, Inc.	76,000	2008
Carson, California	Ducommun AeroStructures, Inc.	286,000	Owned
Carson, California	Ducommun Technologies, Inc.	117,000	2005
Phoenix, Arizona	Ducommun Technologies, Inc.	100,000	2012
Parsons, Kansas	Ducommun AeroStructures, Inc.	120,000	Owned
Monrovia, California	Ducommun AeroStructures, Inc.	274,000	Owned

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

The common stock of the Company (DCO) is listed on the New York Stock Exchange. On December 31, 2004, the Company had approximately 425 holders of record of common stock. No dividends were paid during 2004 or 2003. The following table sets forth the high and low closing sales prices per share for the Company’s common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	2004		2003		2002
	High	Low	High	Low	High	Low
First Quarter	$25.00	$21.45	$16.40	$9.80	$19.70	$11.00
Second Quarter	23.98	18.44	14.20	10.50	26.24	18.09
Third Quarter	23.49	18.92	17.50	13.80	24.10	16.19
Fourth Quarter	25.35	20.12	22.50	17.85	19.10	11.64

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs **
Month beginning October 3, 2004 and ending October 30, 2004	—	$—	—	$4,704,000

Month beginning October 31, 2004 and ending November 27, 2004	2,837	$24.50	—	$4,704,000

Month beginning November 28, 2004 and ending December 31, 2004	—	$—	—	$4,704,000

Total	2,837	$24.50	—	$4,704,000

*	All shares repurchased were made pursuant to stock-for-stock exercises of nonqualified stock options under the Company’s stock option and stock incentive plans.

**	Since 1998, the Company’s Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. From 1998 to 2001, the Company repurchased in the open market 1,918,962 shares of its common stock for a total of $25,296,000. A total of $4,704,000 remains available for share repurchase under the authorization which has no expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

Year ended December 31,	2004	2003(a)	2002	2001(a)	2000
(In thousands, except per share amounts)

Net Sales	$224,876	$225,906	$212,446	$212,744	$152,273

Gross Profit as a Percentage of Sales	19.4%	22.4%	19.5%	26.4%	29.6%

Income from Continuing Operations Before Taxes	14,465	23,144	15,504	25,188	22,131
Income Tax Expense	(3,293)	(6,943)	(5,582)	(9,073)	(8,410)

Income from Continuing Operations	11,172	16,201	9,922	16,115	13,721
Loss from Discontinued Operation, Net of Tax	-	-	(1,092)	(1,512)	(1,001)
Cumulative Effect of Accounting Change, Net of Tax	-	-	(2,325)	-	-

Net Income	$11,172	$16,201	$6,505	$14,603	$12,720

Earnings Per Share:
Basic earnings per share
Income from continuing operations	$1.12	$1.64	$1.01	$1.67	$1.42
Loss from discontinued operation, net of tax	-	-	(0.11)	(0.16)	(0.10)
Cumulative effect of accounting change, net of tax	-	-	(0.24)	-	-

Basic Earnings Per Share	$1.12	$1.64	$0.66	$1.51	$1.32

Diluted earnings per share
Income from continuing operations	$1.10	$1.63	$0.99	$1.66	$1.40
Loss from discontinued operation, net of tax	-	-	(0.11)	(0.16)	(0.10)
Cumulative effect of accounting change, net of tax	-	-	(0.23)	-	-

Diluted Earnings Per Share	$1.10	$1.63	$0.65	$1.50	$1.30

Working Capital	$45,387	$29,660	$33,986	$45,819	$31,403
Total Assets	204,553	198,041	197,610	216,075	150,364
Long-Term Debt, Including Current Portion	1,200	2,585	25,850	52,298	19,654
Total Shareholders’ Equity	151,491	137,750	120,442	114,602	99,529

(a)	In June 2001, the Company acquired Composite Structures, which is now a part of DAS. In August 2001 and August 2003, the Company acquired Fort Defiance and DBP, respectively, which are now part of DTI. These transactions were accounted for as purchase business combinations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Ducommun designs, engineers and manufactures aerostructure and electromechanical components and subassemblies principally for the aerospace industry. The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. Domestic commercial aircraft programs include the Boeing 737NG, 747, 767 and 777. Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16, various Sikorsky, Bell, Boeing, Augusta and Carson helicopter programs, and various aircraft and shipboard electronics upgrade programs. Space programs include the space shuttle external fuel tank, and various commercial and military space launch and satellite programs.

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

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company performs goodwill impairment tests on an annual basis in the fourth quarter and between annual tests, in certain circumstances, whenever events may indicate an impairment may have occurred. Goodwill is tested for impairment utilizing a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows and other market valuation approaches. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to the carrying amount to determine impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

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

Acquisitions

In August 2003, the Company acquired the assets of DBP Microwave, Inc. (“DBP”), a privately held company based in Azusa, California for $2,322,000 in cash and a $400,000 nonnegotiable promissory note. DBP is a manufacturer of electromechanical RF and microwave switches for both aerospace and nonaerospace applications, and is now part of the Company’s Ducommun Technologies, Inc. (“DTI”), subsidiary. In August 2001, the Company, acquired certain assets of the Fort Defiance, Arizona operation of Packard Hughes Interconnect Wiring Systems, a subsidiary of Delphi Automotive Systems Corp. (“Fort Defiance”) for $4,590,000 in cash. Fort Defiance supplies wiring harnesses and cable assemblies for use in commercial and military aerospace applications and other military applications, and is now part of the Company’s DTI subsidiary. In June 2001, the Company acquired all of the units of Composite Structures, LLC (“Composite Structures”), for $47,966,000 in cash and $5,354,000 in nonnegotiable promissory notes. Composite Structures designs and manufactures metal, fiberglass and carbon composite aerostructures, and is now part of the Company’s Ducommun AeroStructures, Inc. (“DAS”), subsidiary. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results for these acquisitions have been included in the consolidated statements of income since the dates of the respective acquisitions. The cost of the acquisitions was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. These acquisitions accounted for approximately $25,627,000 of the excess of cost over net assets acquired at December 31, 2004 and December 31, 2003. The acquisitions were funded from internally generated cash, notes and other accounts payable to sellers, and borrowings under the Company’s credit agreement (see Financial Condition for additional information). These acquisitions strengthened the Company’s position in the aerospace industry and added complementary lines of business.

Disposition

In October 2002, Ducommun sold the capital stock of its airline seating manufacturing subsidiary, Brice Manufacturing Company, Inc. (“Brice”), for $1,300,000 in cash. Brice has been classified as a discontinued operation in the accompanying financial statements.

Results of Operations

2004 Compared to 2003

Net sales in 2004 were $224,876,000, compared to net sales of $225,906,000 for 2003. Net sales from DBP (acquired in August 2003) were approximately $5,400,000 in 2004, compared to $2,500,000 in 2003. The Company’s mix of business in 2004 was approximately 61% military, 35% commercial, and 4% space, compared to 65% military, 30% commercial, and 5% space in 2003. Foreign sales increased to 8% of sales in 2004 from 5% in 2003. The Company did not have sales to any foreign country greater than 4% of total sales in 2004 or 2003.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During 2004 and 2003, sales to Boeing were $101,571,000 and $113,071,000, respectively; sales to Raytheon were $25,287,000 and $29,755,000, respectively; and sales to Lockheed Martin were $11,263,000 and $16,509,000, respectively. At December 31, 2004, trade receivables from Boeing, Raytheon and Lockheed Martin were $9,495,000, $3,551,000 and $1,374,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $137,275,000, or 61% of total sales in 2004, compared to $147,877,000, or 65% of total sales in 2003. The decrease in military sales in 2004 resulted principally from a decrease in sales for various military electronics upgrade programs at DTI and a decrease in sales for the C-17 program at DAS, partially offset by an increase in sales to the Apache helicopter program. The C-17 program accounted for approximately $29,766,000 in sales in 2004, compared to $32,614,000 in sales in 2003. The Apache helicopter program accounted for approximately $36,054,000 in sales in 2004, compared to $35,356,000 in sales in 2003.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $78,594,000, or 35% of total sales in 2004, compared to $67,532,000, or 30% of total sales in 2003. During 2004, commercial sales were higher, principally because of an increase in sales for the Boeing 737/737NG program, the full year benefit of the DBP acquisition and new commercial program awards. The Boeing 737/737NG program accounted for approximately $27,891,000 in sales in 2004, compared to $26,396,000 in sales in 2003.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $9,007,000, or 4% of total sales in 2004, compared to $10,497,000, or 5% of total sales in 2003. During 2004, sales related to space programs were lower due to lower sales for the Space Shuttle program.

At December 31, 2004, backlog believed to be firm was approximately $305,352,000, compared to $283,901,000 at December 31, 2003. The backlog increase from December 31, 2003 was primarily due to higher bookings for the Apache helicopter program. Approximately $160,000,000 of the total backlog is expected to be delivered during 2005. Backlog at December 31, 2004 included approximately $93,499,000 of backlog for the Apache helicopter program, and $40,129,000 of backlog for the Space Shuttle program.

Gross profit, as a percentage of sales, decreased to 19.4% in 2004 from 22.4% in 2003. This decrease was primarily the result of initial losses on several new contracts at DAS, an increase in the accrued contract loss provision and higher operating costs in 2004 compared to 2003, as well as changes in sales mix and pricing pressures from our customers. During the year ended December 31, 2004, the Company had a net increase in its accrued contract loss provision of approximately $1,195,000. The provision for estimated cost overruns was based on currently available information and various assumptions, including customers’ future production rates and delivery schedules, the Company’s future cost structure and learning curve assumptions.

Selling, general and administrative expenses, as a percentage of sales, were 12.8% in 2004, compared to 12.4% in 2003. The increase in 2004 selling, general and administrative expenses was primarily due to an increase in salaries and severance costs, partially offset by no bonus accruals in 2004. Selling, general and administrative expenses in 2004 included no accrued bonuses, compared to $2,358,000 of accrued bonuses in 2003.

There was no gain on sale of real estate in 2004, compared to a $1,260,000 gain in 2003. In December 2003, the Company sold real estate, that was not needed for the Company’s operations, for $4,825,000 in cash.

Interest expense decreased to $210,000 in 2004 compared to $753,000 in 2003. The decrease in interest expense was primarily due to lower debt levels in 2004 compared to 2003.

Income tax expense decreased to $3,293,000 in 2004, compared to $6,943,000 in 2003. The decrease in income tax expense was primarily due to the decrease in income before taxes and a lower effective income tax rate. The Company’s effective tax rate for 2004 was 22.8%, compared to 30.0% in 2003. The effective tax rate in 2004 included the benefit of reductions in income tax reserves and research and development tax credits established in prior years. These tax reductions were taken as a result of the favorable resolution of matters and the expiration of tax statutes of limitations. The Company currently expects the effective tax rate to be higher in 2005 than in 2004. Cash expended to pay income taxes decreased to $2,202,000 in 2004, compared to $5,026,000 in 2003.

Net income for 2004 was $11,172,000, or $1.10 diluted earnings per share, compared to $16,201,000, or $1.63 diluted earnings per share in 2003. Net income for 2004 included a tax benefit of $1,047,000, or $0.10 per diluted share, from the benefit of reductions in income tax reserves and research and development and other credits which lowered the Company’s effective tax rate. Net income for 2003 included a tax benefit of $1,301,000, or $0.13 per diluted share, from research and development credits which lowered the Company’s effective tax rate, and an after tax gain of $882,000, or $0.09 per diluted share, on the sale of real property not needed for the Company’s operations.

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

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $147,877,000, or 65% of total sales in 2003. In 2003, the C-17 program accounted for approximately $32,614,000 in sales and the Apache helicopter program accounted for approximately $35,356,000 in sales.

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

Gain on sale of real estate was $1,260,000 in 2003. In December 2003, the Company sold real estate, that was not needed for the Company’s operations, for $4,825,000 in cash.

Interest expense decreased to $753,000 in 2003 compared to $1,632,000 for 2002. The decrease in interest expense was primarily due to lower debt levels and lower interest rates in 2003 compared to 2002.

Income tax expense increased to $6,943,000 in 2003, compared to $5,582,000 in 2002. The increase in income tax expense was primarily due to the increase in income before taxes partially offset by a lower effective income tax rate. The Company’s effective tax rate for 2003 was 30.0%, compared to 35.6% in 2002, primarily due to higher research and development tax credits that became available in 2003. Cash expended to pay income taxes decreased to $5,026,000 in 2003, compared to $5,822,000 in 2002.

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

Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities for 2004, 2003 and 2002 was $2,402,000, $30,457,000 and $25,263,000, respectively. Net cash provided by operating activities for 2004 included $11,172,000 of net income, $7,499,000 of depreciation, a $1,195,000 net increase in contract loss provision, a $995,000 decrease in prepaid income taxes and a $1,433,000 increase in income tax benefit related to the exercise of nonqualified stock options. This cash was partially offset by an increase in inventory of $10,457,000, primarily related to new production jobs and other business scheduled for shipment in 2005, a decrease in accrued and other liabilities of $6,764,000 (consisting primarily of a $6,109,000 decrease in accrued bonuses and incentives, and a $1,300,000 decrease in cash deposits received from customers, partially offset by a $383,000 increase in severance and other accrued compensation, a $526,000 increase in accrued workers’ compensation and group health insurance, a $439,000 increase in provision for environmental costs and a $259,000 increase in accrued professional costs), a $1,428,000 decrease in accounts payable due to timing of payments of vendors invoices, a $464,000 increase in accounts receivable due to timing in shipments and billings to customers and a $863,000 increase in prepaid pension and other assets.

Net cash used in investing activities for 2004 consisted primarily of $5,942,000 of capital expenditure, partially offset by the net proceeds of $39,000 from the sale of assets.

In August 2003, the Company acquired the assets of DBP for $2,322,000 in cash and a $400,000 nonnegotiable promissory note. DBP is a manufacturer of electromechanical RF and microwave switches for both aerospace and nonaerospace applications, and is now part of the Company’s DTI subsidiary.

Net cash used in financing activities in 2004 of $173,000 included $1,385,000 of net repayments by the Company of principal on outstanding borrowings, partially offset by $1,212,000 of net cash received from the exercise of common stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months. In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for an unsecured revolving credit line of $67,500,000 at December 31, 2004, gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (5.50% at December 31, 2004). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (3.8225% at December 31, 2004). At December 31, 2004, the Company had $64,727,000 of unused lines of credit, after deducting $800,000 of loans outstanding and $1,973,000 for outstanding standby letters of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.40% per annum at December 31, 2004), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions. The Company was in compliance with all covenants at December 31, 2004. The Company expects to enter into a new credit agreement prior to September 30, 2005.

The weighted average interest rate on borrowings outstanding was 5.67% and 5.69% at December 31, 2004 and 2003, respectively.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

As part of the acquisition of Composite Structures, in June 2001, the Company assumed the assets and liabilities of a defined benefit plan covering certain hourly employees at the Monrovia facility of DAS. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit plan are composed primarily of fixed income and equity securities. On December 31, 2004, the Company’s annual measurement date, the accumulated benefit obligation, related to the Company’s defined benefit plan, exceeded the fair value of the pension plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized minimum pension liability of $2,117,000, net of taxes, and $2,041,000, net of taxes, at December 31, 2004 and December 31, 2003, respectively, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. During the year ended December 31, 2004, the minimum pension liability increased by $76,000, net of tax. Pension expense will be approximately $448,000 in 2005, compared to $562,000 in 2004. The Company contributed $1,418,000 to the pension plan in 2004, but plans to make no contributions in 2005.

The Company expects to spend less than $10,000,000 for capital expenditures in 2005. The Company believes that the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. Accordingly, the Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft and space programs.

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

As of December 31, 2004 the Company had the following categories of contractual obligations (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total debt	$1,200	$1,200	$-	$-	$-
Operating leases	7,264	1,949	2,667	1,555	1,093
Minimum pension liabilities:	2,117	-	2,117	-	-

	$10,581	$3,149	$4,784	$1,555	$1,093

The DAS facility located in El Mirage, California has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination. Based upon currently available information, the Company has established a provision for the cost of such investigation and corrective action. DAS expects to spend approximately $1.5 million for future investigation and corrective action for groundwater contamination and post-closure maintenance of the closed hazardous waste facility at its El Mirage location. However, the Company’s ultimate liability in connection with the contamination will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the corrective action.

The Company’s subsidiary, Composite Structures, LLC (“Composite”), and several other companies have been ordered by a California environmental agency to investigate and clean up soil and groundwater contamination at its Monrovia, California facility. Composite has filed a petition for review of the order.

In December 2004, a California environmental agency issued an order to DAS and other companies and government entities which allegedly sent hazardous waste to a landfill in West Covina, California. The order directs DAS and the other companies and government entities to take over the closure and post-closure operation of the landfill and to take certain other actions. The Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its liability in connection with the landfill is between approximately $120,000 and $3.5 million. The Company recorded a provision in 2004 at the minimum amount of the range of approximately $120,000.

In December 2004, the Orange County Water District filed a lawsuit against American Electronic, Inc. (“AEI”) a subsidiary of the Company, and other companies, to recover damages, relating to contamination of groundwater within the District. The Company is defending the lawsuit, and has notified the former owners of AEI of their contractual indemnification obligations to the Company in connection with the lawsuit.

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

Off-Balance Arrangements

The Company’s off-balance sheet arrangements consist of operating leases.

Recent Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which finalized the new accounting rules for share-based compensation including stock options, restricted stock and performance based equity compensation, was issued. SFAS No. 123R is an amendment to FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R will be effective for the Company in the third quarter of 2005. Beginning in July 1, 2005 all stock options or other equity-based awards to employees or directors that vest or become exercisable must be accounted for under SFAS No. 123R. The adoption of SFAS No. 123R in 2005 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (“the Act”). For companies that pay income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities, which will be phased-in from 2005 through 2010. The Act also provides for a two-year phase-out of the existing extraterritorial income (“ETI”) exclusion now in place. The Company currently derives benefit from the ETI exclusion. The Act reduces the Company’s ETI exclusion for 2005 and 2006 to 80% and 60% of the otherwise allowable exclusion. No exclusion will be available in 2007 and beyond.

Under the guidance in FASB Staff Position No. FAS 109-1, the deduction for qualified domestic production activities will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

On December 21, 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, “Accounting for Income Taxes.” The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability. The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted. Management is evaluating the Act at this time and plans to complete its assessment before the end of fiscal 2006.

In November 2004, Statement of Financial Accounting Standards No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will become effective beginning in fiscal 2006. Management is in the process of assessing the impact SFAS No. 151 will have on the Company’s consolidated financial statements.

In May 2004, FASB Staff Position No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”), was issued. FSP No. 106-2 provides guidance on the accounting for the effects of the Medicare Act, including the accounting for and disclosure of any federal subsidy provided by the Medicare Act. The method of determining whether a sponsor’s plan will qualify for actuarial equivalency is pending until the U.S. Department of Health and Human Services completes its interpretative work on the Medicare Act. The adoption of FSP No. 106-2 in 2004 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Aerospace Markets Are Cyclical

The aerospace markets in which the Company sells its products are cyclical and have experienced periodic declines. The Company’s sales are, therefore, unpredictable and tend to fluctuate based on a number of factors, including economic conditions and developments affecting the aerospace industry and the customers served. Although the market for the Company’s products sold for new commercial aircraft production currently appears to be experiencing a slight improvement, any downturn in commercial aircraft production could have a negative impact on the Company’s business, financial condition and operating results.

Military and Space-Related Products Are Dependent Upon Government Spending

The Company estimates that, in 2004, approximately 65% of its sales were derived from military and space markets. These military and space markets are largely dependent upon government spending, particularly by the United States government. Changes in the levels of spending for military and space could improve or negatively impact the Company’s prospects in its military and space markets. Funding for the Space Shuttle program in particular, is uncertain, and any reduction in production rates for the Space Shuttle program would adversely affect the Company.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter Programs

The Company estimates that, in 2004, approximately 17% of its sales were for Boeing commercial aircraft, 13% of its sales were for the C-17 aircraft, and 16% of its sales were for the Apache helicopter. The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter are principally for replacement rotor blades. Any significant change in production rates for these programs would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company. For example, the Company manufactures the spoilers for the Boeing 737NG aircraft (the “737 Spoilers”), which contributed approximately $13,870,000 to sales in 2004. The Company has been informed that a competitor has been awarded a contract to produce the 737 Spoilers. Although the precise timing and amount of any transition of work to the competitor is presently unknown, such a transition of work may occur as early as late 2005.

Terrorist Attacks May Adversely Impact the Company’s Operations

There can be no assurance that the current world political and military tensions, or the United States military actions, will not lead to acts of terrorism and civil disturbances in the United States or elsewhere. These attacks may strike directly at the physical facilities of the Company, its suppliers or its customers. Such attacks could have an adverse impact on the Company’s domestic and international sales, supply chain, production capabilities, insurance premiums or ability to purchase insurance, thereby adversely affecting the Company’s financial position, results of operations and cash flows. In addition, the consequences of terrorist attacks and armed conflicts are unpredictable, and their long-term effects upon the Company are uncertain.

The Company Is Experiencing Competitive Pricing Pressures

The aerospace industry is highly competitive and competitive pressures may adversely affect the Company. The Company competes worldwide with a number of United States and international companies that are larger than it in terms of resources and market share. The Company is experiencing competitive pricing pressures in both its DAS and DTI businesses. These competitive pricing pressures have had, and are expected to continue to have, a material adverse effect on the Company’s business, financial condition and operating results.

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

Goodwill Could Be Impaired in the Future

In assessing the recoverability of the Company’s goodwill at December 31, 2004, management was required to make certain critical estimates and assumptions. These estimates and assumptions, with respect to the Company’s DAS reporting unit, included that during the next several years DAS will make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. If any of these or other estimates and assumptions are not realized in the future, the Company may be required to record an impairment charge for the goodwill of DAS. The goodwill of DAS was $36,785,000 at December 31, 2004.

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

The Company’s Failure to Meet Quality or Delivery Expectations of Customers Could Adversely Affect the Company’s Business and Financial Results

The Company’s customers have increased, and are expected to increase further in the future, their expectations with respect to the on-time delivery and quality of the Company’s products. In many cases, the Company does not presently satisfy these customer expectations, particularly with respect to on-time delivery. If the Company fails to meet the quality or delivery expectations of its customers, this failure could lead to the loss of one or more significant customers of the Company.

The Company’s Manufacturing Operations May Be Adversely Affected by the Availability of Raw Materials and Components from Suppliers

In some cases, the Company’s customers supply raw materials and components to the Company. In other cases, the Company’s customers designate specific suppliers from which the Company is directed to purchase raw materials and components. As a result, the Company may have limited control over the selection of suppliers and the timing of receipt and cost of raw materials and components from suppliers. The failure of customers and suppliers to deliver on a timely basis raw materials and components to the Company may adversely affect the Company’s results of operations and cash flows. In addition, the Company has recently experienced increases in lead times for, and a deterioration in the availability of, aluminum, titanium and certain other materials. These problems with raw material availability could have an adverse effect on the Company’s results of operations in 2005.

Environmental Liabilities Could Adversely Affect the Company’s Financial Results

The Company is subject to various environmental laws and regulations. The Company is investigating and taking corrective action for groundwater contamination at its DAS subsidiary’s

El Mirage, California site. The Company is also a potentially responsible party at certain sites at which it previously disposed of hazardous wastes or previously had manufacturing operations. There can be no assurance that future developments, lawsuits and administrative actions, and liabilities relating to environmental matters will not have a material adverse effect on the Company’s results of operations or cash flows.

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

The financial statements and supplementary data under the captions “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Changes in Shareholders’ Equity,” and “Notes to Consolidated Financial Statements,” together with the report thereon of PricewaterhouseCoopers LLP dated February 25, 2005, appearing on pages 31 through 55 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(c )), that such disclosure controls and procedures were effective as of the end of the period covered by this report. No change in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting. “Management’s Report on Internal Control Over Financial Reporting,” appearing on page 30 is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The information under the caption “Election of Directors” in the 2005 Proxy Statement is incorporated herein by reference.

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

Name (Age)	Positions and Offices Held With Company (Year Elected)	Other Business Experience (Past Five Years)
Joseph C. Berenato (58)	Chief Executive Officer (1997) and Chairman of the Board (1999)	–

David H. Dittemore (51)	President and Chief Operating Officer (2003)	Independent Business Consultant (2001-2003), Executive Vice President and Chief Operating Officer of Cytec Fiberite, Inc. (1998-2001)

James S. Heiser (48)	Vice President (1990), Chief Financial Officer (1996), General Counsel (1988), Secretary (1987), and Treasurer (1995)	–

Anthony J. Reardon (54)	President of Ducommun AeroStructures, Inc.	President of Ducommun AeroStructures group (2003); Vice President of Business Management of Ducommun Aerostructures group (2001-2002); Vice President of Business Management of Composite Structures, LLC (1997-2001)

John J. Walsh (46)	President of Ducommun Technologies, Inc. (2004)	Executive Vice President and Chief Operating Officer of Special Devices, Inc. (1998-2004); Director of Aerospace, Defense and Specialty Products (1994-1998)

Michael W. Williams (50)	Vice President, Corporate Development (1998)	–

Samuel D. Williams (56)	Vice President (1991) and Controller (1988)	–

Audit Committee and Audit Committee Financial Expert

The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2005 Proxy Statement is incorporated herein by reference.

Compliance With Section 16(a) of the Exchange Act

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Ethics” in the 2005 Proxy Statement is incorporated herein by reference.

Changes to Procedures to Recommend Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the caption “Compensation of Executive Officers” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Principal Accountant Fees and Services” contained in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

2.    Financial Statement Schedule

The following schedule for the years ended December 31, 2004, 2003 and 2002 is filed herewith:

Schedule II—Valuation and Qualifying Accounts and Reserves	56

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

3.    Exhibits

See Item 15(b) for a list of exhibits.	57-59

Management’s Report on Internal Control Over Financial Reporting

Management of Ducommun Incorporated (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 as stated in the report which appears immediately following this Management Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ducommun Incorporated:

We have completed an integrated audit of Ducommun Incorporated’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ducommun Incorporated and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 30, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Los Angeles, California

February 25, 2005

Ducommun Incorporated
Consolidated Statements of Income
Year ended December 31,	2004	2003	2002
(In thousands, except per share amounts)

Net Sales	$224,876	$225,906	$212,446

Operating Costs and Expenses:
Cost of goods sold	181,344	175,325	170,913
Selling, general and administrative expenses	28,857	27,944	24,397

Total Operating Costs and Expenses	210,201	203,269	195,310

Gain on Sale of Real Estate	-	1,260	-

Operating Income from Continuing Operations	14,675	23,897	17,136
Interest Expense	(210)	(753)	(1,632)

Income from Continuing Operations Before Taxes	14,465	23,144	15,504
Income Tax Expense	(3,293)	(6,943)	(5,582)

Income from Continuing Operations	11,172	16,201	9,922
Loss from Discontinued Operation, Net of Tax	-	-	(1,092)
Cumulative Effect of Accounting Change, Net of Tax	-	-	(2,325)

Net Income	$11,172	$16,201	$6,505

Earnings Per Share:
Basic earnings per share
Income from continuing operations	$1.12	$1.64	$1.01
Loss from discontinued operation, net of tax	-	-	(.11)
Cumulative effect of accounting change, net of tax	-	-	(.24)

Basic Earnings Per Share	$1.12	$1.64	$.66

Diluted earnings per share
Income from continuing operations	$1.10	$1.63	$.99
Loss from discontinued operation, net of tax	-	-	(.11)
Cumulative effect of accounting change, net of tax	-	-	(.23)

Diluted Earnings Per Share	$1.10	$1.63	$.65

See accompanying notes to consolidated financial statements.

Ducommun Incorporated
Consolidated Balance Sheets

December 31,	2004	2003
(In thousands, except share data)

Assets
Current Assets:
Cash and cash equivalents	$158	$3,832
Accounts receivable (less allowance for doubtful accounts of $333 and $503)	26,909	26,275
Inventories	50,460	40,003
Deferred income taxes	7,389	6,217
Prepaid income taxes	598	1,593
Other current assets	4,397	4,277

Total Current Assets	89,911	82,197
Property and Equipment, Net	54,984	56,929
Goodwill	57,201	57,201
Other Assets	2,457	1,714

	$204,553	$198,041

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$1,200	$2,185
Accounts payable	12,772	14,200
Accrued liabilities	30,552	36,152

Total Current Liabilities	44,524	52,537
Long-Term Debt, Less Current Portion	-	400
Deferred Income Taxes	6,421	5,313
Other Long-Term Liabilities	2,117	2,041

Total Liabilities	53,062	60,291

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 10,042,116 shares in 2004 and 9,901,965 shares in 2003	100	99
Additional paid-in capital	41,038	38,394
Retained earnings	112,470	101,298
Accumulated other comprehensive loss	(2,117)	(2,041)

Total Shareholders’ Equity	151,491	137,750

	$204,553	$198,041

See accompanying notes to consolidated financial statements.

Ducommun Incorporated
Consolidated Statements of Cash Flows

Year ended December 31,	2004	2003	2002
(In thousands)

Cash Flows from Operating Activities:
Net Income	$11,172	$16,201	$6,505
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization	7,499	7,569	8,018
Deferred income tax (benefit) provision	(64)	3,734	485
Income tax benefit related to the exercise of nonqualified stock options	1,433	106	761
(Recovery of) provision for doubtful accounts	(170)	(31)	216
Loss (gain) on sale of assets	349	(1,218)	(279)
Charge related to the sale of Brice	-	-	861
Net provision for warranty and other inventory reserves	(31)	62	2,731
Net provision for (recovery of) contract cost overruns	1,195	(763)	1,819
Cumulative effect of accounting change, net of tax	-	-	2,325
Changes in Assets and Liabilities, Net of Effects from Acquisitions and Disposition:
Accounts receivable—(increase) decrease	(464)	(1,716)	3,791
Inventories—(increase) decrease	(10,457)	1,714	699
Prepaid income taxes—decrease (increase)	995	(1,453)	(6)
Other assets—(increase) decrease	(863)	923	(282)
Accounts payable—(decrease)	(1,428)	(2,151)	(820)
Accrued and other liabilities—(decrease) increase	(6,764)	7,480	(2,884)

Net Cash Provided by Operating Activities from Continuing Operations	2,402	30,457	23,940
Net Cash Provided by Operating Activities from Discontinued Operation	-	-	1,323

Net Cash Provided by Operating Activities	2,402	30,457	25,263

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(5,942)	(5,767)	(3,608)
Proceeds from Sale of Brice	-	-	1,300
Proceeds from Sale of Assets	39	4,593	-
Acquisition of Businesses	-	(2,322)	-

Net Cash Used in Investing Activities	(5,903)	(3,496)	(2,308)

Cash Flows from Financing Activities:
Net Repayment of Long-Term Debt	(1,385)	(23,666)	(26,448)
Net Cash Effect of Exercise Related to Stock Options	1,212	363	1,253

Net Cash Used in Financing Activities	(173)	(23,303)	(25,195)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,674)	3,658	(2,240)
Cash and Cash Equivalents—Beginning of Year	3,832	174	2,414

Cash and Cash Equivalents—End of Year	$158	$3,832	$174

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$214	$802	$1,726
Income Taxes Paid	$2,202	$5,026	$5,822

Supplemental information for Non-Cash Investing and Financing Activities:

See Note 2 for non-cash investing activities related to the acquisition and the disposition of businesses.

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except share data)

Balance at December 31, 2001	9,695,458	$97	$35,913	$78,592	$-	$114,602
Comprehensive income:
Net income				6,505		6,505
Equity adjustment for minimum pension liability, net of tax	-	-	-	-	(2,679)	(2,679)

						3,826
Stock options exercised	267,797	3	3,357	-	-	3,360
Stock repurchased related to the exercise of stock options	(99,270)	(1)	(2,106)	-	-	(2,107)
Income tax benefit related to the exercise of nonqualified stock options	-	-	761	-	-	761

Balance at December 31, 2002	9,863,985	99	37,925	85,097	(2,679)	120,442
Comprehensive income:
Net income				16,201		16,201
Equity adjustment for minimum pension liability, net of tax	-	-	-	-	638	638

						16,839
Stock options exercised	49,712	-	620	-	-	620
Stock repurchased related to the exercise of stock options	(11,732)	-	(257)	-	-	(257)
Income tax benefit related to the exercise of nonqualified stock options	-	-	106	-	-	106

Balance at December 31, 2003	9,901,965	99	38,394	101,298	(2,041)	137,750
Comprehensive income:
Net income				11,172		11,172
Equity adjustment for minimum pension liability, net of tax	-	-	-	-	(76)	(76)

						11,096
Stock options exercised	199,806	2	2,596	-	-	2,598
Stock repurchased related to the exercise of stock options	(59,655)	(1)	(1,385)	-	-	(1,386)
Income tax benefit related to the exercise of nonqualified stock options	-	-	1,433	-	-	1,433

Balance at December 31, 2004	10,042,116	$100	$41,038	$112,470	$(2,117)	$151,491

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonable assured and delivery of products has occurred or services have been rendered. The Company records provisions for estimated losses on contracts in the period in which such losses are identified.

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

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company performs goodwill impairment tests on an annual basis in the fourth quarter and between annual tests, in certain circumstances, whenever events may indicate an impairment may have occurred. Goodwill is tested for impairment utilizing a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows and other market valuation approaches. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to the carrying amount to determine impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Warranty Liability

The Company quantifies and records an estimate for warranty related costs for certain customer returns related to quality. These costs are based on current estimated repair costs.

The warranty liability at December 31, 2004 was $1,728,000 and includes $1,660,000 for product returns on the Apache blade program.

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

Accounting for Stock-Based Compensation

The Company has adopted only the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In accordance with these pronouncements, the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans based on the fair value method. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earnings per share would be reduced to the pro forma amounts indicated below:

Year ended December 31,	2004	2003	2002
(In thousands, except per share amounts)

Net Income:
As reported	$11,172	$16,201	$6,505
Less: Total expense determined under fair value accounting for all awards, net of tax	(988)	(588)	(302)

Pro forma	$10,184	$15,613	$6,203

Earnings per common share:
As reported:
Basic	$1.12	$1.64	$.66
Diluted	1.10	1.63	.65
Pro forma:
Basic	$1.02	$1.58	$.63
Diluted	1.00	1.57	.62

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The weighted average fair value of options granted during 2004, 2003, and 2002, for which the exercise price equals the market price on the grant date, was $8.80, $6.72 and $5.50, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: dividend yields of zero percent; expected monthly volatility of 52.95, 53.14 and 44.64 percent, respectively; risk-free interest rates of 3.59, 2.52 and 4.21 percent, respectively, and expected option life of four years for 2004, 2003 and 2002.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each year. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each year. In 2004, 2003 and 2002, income available to common shareholders was $11,172,000, $16,201,000, and $6,505,000, respectively. In 2004, 2003 and 2002, the weighted average number of common shares outstanding was 9,976,000, 9,876,000 and 9,806,000, respectively, the dilutive shares associated with stock options were 205,000, 83,000 and 148,000, respectively, and the number of shares not included in the calculations because the impact would have been antidilutive were 28,000, 361,000 and 109,000, respectively.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. SFAS No. 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income, as reflected in the Consolidated Statements of Shareholders’ Equity, was comprised of a minimum pension liability adjustment of $2,117,000 and $2,041,000, net of tax, at December 31, 2004 and December 31, 2003, respectively.

Recent Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which finalized the new accounting rules for share-based compensation including stock options, restricted stock and performance based equity compensation, was issued. SFAS No. 123R is an amendment to FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R will be effective for the Company in the third quarter of 2005. Beginning in July 1, 2005 all stock options or other equity-based awards to employees or directors that vest or become exercisable must be accounted for under SFAS No. 123R. The adoption of SFAS No. 123R in 2005 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (“the Act”). For companies that pay income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities, which will be phased-in from 2005 through 2010. The Act also provides for a two-year phase-out of the existing extraterritorial income (“ETI”) exclusion now in place. The Company currently derives benefit from the ETI exclusion. The Act reduces the Company’s ETI exclusion for 2005 and 2006 to 80% and 60% of the otherwise allowable exclusion. No exclusion will be available in 2007 and beyond.

Under the guidance in FASB Staff Position No. FAS 109-1, the deduction for qualified domestic production activities will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

On December 21, 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, “Accounting for Income Taxes.” The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability. The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted. Management is evaluating the Act at this time and plans to complete its assessment before the end of fiscal 2006.

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will become effective beginning in fiscal 2006. Management is in the process of assessing the impact SFAS No. 151 will have on the Company’s consolidated financial statements.

In May 2004, FASB Staff Position No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”), was issued. FSP No. 106-2 provides guidance on the accounting for the effects of the Medicare Act, including the accounting for and disclosure of any federal subsidy provided by the Medicare Act. The method of determining whether a sponsor’s plan will qualify for actuarial equivalency is pending until the U.S. Department of Health and Human Services completes its interpretative work on the Medicare Act. The adoption of FSP No. 106-2 in 2004 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Reclassifications

Certain amounts have been reclassified to conform to the current year presentation.

Note 2.  Acquisitions and Disposition

In August 2003, the Company acquired the assets of DBP Microwave, Inc. (“DBP”), a privately held company based in Azusa, California for $2,322,000 in cash and a $400,000 nonnegotiable promissory note. DBP is a manufacturer of electromechanical RF and microwave switches for both aerospace and nonaerospace applications, and is now part of the Company’s Ducommun Technologies, Inc. (“DTI”), subsidiary. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition accounted for approximately $1,669,000 of the excess of cost over net assets acquired at December 31, 2004 and December 31, 2003, respectively. The acquisition was funded from internally generated cash, notes and other accounts payable to sellers, and borrowings under the Company’s credit agreement (see Note 7 for additional information). The acquisition strengthened the Company’s position in the aerospace industry and added complementary lines of business.

Pro forma results for 2003 and 2002, assuming the acquisition of DBP had occurred at the beginning of the period, would not have been materially different from the Company’s historical results.

In October 2002, the Company sold the capital stock of its airline seating manufacturing subsidiary, Brice, for $1,300,000 in cash. The Company recorded a charge of $861,000 ($510,000, net of tax, or $0.05 per diluted share), in 2002 for the loss on the sale. The Company’s financial statements for the year ended December 31, 2002 have been reclassified to reflect Brice as a discontinued operation.

Summarized financial information for the discontinued operation is as follows:

2002
(In thousands)

Net Sales	$6,099
Cost of Sales	5,226

Gross Profit	873
Selling, General & Administrative Expenses	1,783
Goodwill Amortization Expense	-

Operating Loss	(910)
Income Tax Benefit	328

Loss From Discontinued Operation	(582)
Loss on Sale, Net of Tax	(510)

$(1,092)

Note 3.  Inventories

Inventories consist of the following:

December 31,	2004	2003
(In thousands)

Raw materials and supplies	$14,566	$10,994
Work in process	41,239	36,794
Finished goods	1,265	1,484

	57,070	49,272
Less progress payments	6,610	9,269

Total	$50,460	$40,003

Work in process inventories include amounts under long-term fixed price contracts aggregating $30,107,000 and $25,342,000 at December 31, 2004 and 2003, respectively.

Note 4.  Property and Equipment

Property and equipment consist of the following:

December 31,	2004	2003	Range of Estimated Useful Lives
(In thousands)

Land	$11,333	$11,333
Buildings and improvements	28,629	27,872	5 - 40 Years
Machinery and equipment	71,764	69,676	2 - 20 Years
Furniture and equipment	12,512	10,312	2 - 10 Years
Construction in progress	1,715	1,972

	125,953	121,165
Less accumulated depreciation and amortization	70,969	64,236

Total	$54,984	$56,929

Depreciation expense was $7,499,000, $7,569,000 and $8,018,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

December 31,	2004	2003
(In thousands)

Balance at beginning of year	$57,201	$55,532
Goodwill additions due to DBP acquisition*	-	1,669

Balance at end of year	$57,201	$57,201

*DBP is included in the Ducommun Technologies, Inc. segment (see Note 16. Business Segment Information for additional information related to the Company’s business segments).

Note 6.  Accrued Liabilities

Accrued liabilities consist of the following:

December 31,	2004	2003
(In thousands)

Accrued compensation	$9,970	$15,698
Provision for environmental costs	4,469	4,030
Customer deposits	2,584	3,884
Accrued insurance costs	3,375	2,847
Accrued contract loss provisions	3,023	1,828
Accrued warranty reserves	1,728	1,759
Accrued state franchise and sales tax	3,365	4,326
Other	2,038	1,780

Total	$30,552	$36,152

Note 7.  Long-Term Debt

Long-term debt is summarized as follows:

December 31,	2004	2003
(In thousands)

Bank credit agreement	$800	$-
Notes and other liabilities for acquisitions	400	2,585

Total debt	1,200	2,585
Less current portion	1,200	2,185

Total long-term debt	$-	$400

In December 2002, the Company and its lenders amended the Company’s credit agreement. The amended credit agreement provides for an unsecured revolving credit line of $67,500,000 at December 31, 2004, gradually declining to $60,000,000 at maturity on September 30, 2005. Interest is payable monthly on the outstanding borrowings based on the bank’s prime rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (5.50% at December 31, 2004). A Eurodollar pricing option is also available to the Company for terms of up to six months at the Eurodollar rate plus a spread based on the leverage ratio of the Company calculated at the end of each fiscal quarter (3.8225% at December 31, 2004). At December 31, 2004, the Company had $64,727,000 of unused lines of credit, after deducting $800,000 of loans outstanding and $1,973,000 for outstanding standby letters of credit. The credit agreement includes minimum interest coverage, maximum leverage, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum net worth covenants, an unused commitment fee based on the leverage ratio (0.40% per annum at December 31, 2004), and limitations on future dispositions of property, repurchases of common stock, outside indebtedness, capital expenditures and acquisitions. The Company was in compliance with all covenants at December 31, 2004. The Company expects to enter into a new credit agreement prior to September 30, 2005.

The weighted average interest rate on borrowings outstanding was 5.67% and 5.69% at December 31, 2004 and 2003, respectively.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 8.  Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At December 31, 2004 and 2003, no preferred shares were issued or outstanding.

Since 1998, the Company’s Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. From 1998 to 2001, the Company repurchased in the open market 1,918,962 shares of its common stock for a total of $25,296,000 and cancelled 1,918,962 shares of treasury stock. The Company did not repurchase any of its common stock during 2004, 2003 and 2002, in the open market.

Note 9.  Stock Options

The Company has three stock option or incentive plans. Stock awards may be made to directors, officers and key employees under the stock plans on terms determined by the Compensation Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. Stock options have been and may be granted to directors, officers and key employees under the stock plans at prices not less than 100% of the market value on the date of grant, and expire not more than ten years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. At December 31, 2004 and 2003, options for 239,069 and 248,401 shares of common stock were exercisable, respectively.

At December 31, 2004, 404,250 common shares were available for future grants and 761,313 common shares were reserved for the exercise of outstanding options. Option activity during the three years ended December 31, 2004 was as follows:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31	796,326	$14.116	667,815	$13.942	1,001,150	$13.701
Options granted	227,000	20.463	379,000	15.503	84,000	13.613
Options exercised	(199,806)	13.002	(49,712)	12.427	(267,797)	12.547
Options forfeited	(62,207)	15.351	(200,777)	16.573	(149,538)	14.643

Outstanding at December 31	761,313	$16.200	796,326	$14.116	667,815	$13.942

Exerciseable at December 31	239,069	$13.797	248,401	$13.044	310,498	$15.041

Available for grant at December 31	404,250		92,564		270,787

The weighted average fair value of options granted during 2004, 2003, and 2002, for which the exercise price equals the market price on the grant date, was $8.80, $6.72 and $5.50, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively; dividend yields of zero percent; expected monthly volatility of 52.95, 53.14 and 44.64 percent, respectively; risk-free interest rate of 3.59, 2.52 and 4.21 percent, respectively; and expected option life of four years for 2004, 2003 and 2002.

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2004:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.020 - $11.999	73,900	2.99	$10.831	45,150	$10.774
$12.000 - $17.999	455,413	4.69	14.904	178,919	14.043
$18.000 - $23.750	232,000	6.05	20.454	15,000	19.950

Total	761,313	4.94	$16.200	239,069	$13.797

Note 10.  Employee Benefit Plans

The Company has an unfunded supplemental retirement plan that was suspended in 1986, but which continues to cover certain former executives. The accumulated benefit obligations under the plan at December 31, 2004 and December 31, 2003 were $486,000 and $516,000, respectively, which are included in accrued liabilities.

The Company sponsors, for all of its employees, a 401(k) defined contribution plan under which employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. The Company generally provides a match equal to 50 percent of the employees’ contributions up to the first 4 percent of compensation, except for union employees who are not eligible to receive the match. The Company matching contributions for the years ended December 31, 2004, 2003 and 2002 were approximately $716,000, $714,000 and $1,148,000, respectively.

The Company has provided certain health care benefits for retired employees and certain other postretirement benefits. As of December 31, 2004, there were 97 current and retired employees and dependents eligible for such benefits. The Company accrues postretirement health care benefits over the period in which active employees become eligible for such benefits. The accrued postretirement benefit cost under these plans is included in accrued liabilities. On December 31, 2004, the Company terminated the health care benefits and in January 2005, distributed lump sum payments to the eligible retirees and dependents. In January 2005 the Company paid $277,000 to the eligible retirees and dependents. The components of net periodic post retirement benefits cost for these plans are as follows:

Year ended December 31,	2004	2003	2002
(In thousands)

Service cost	$-	$-	$-
Interest cost	71	70	80
Expected return on plan assets	-	-	-
Amortization of net transition obligation	84	84	84
Amortization of actuarial gain	15	(21)	(22)

Net periodic post retirement benefits cost before curtailment	170	133	142
Curtailment	(300)	-	-

Net periodic post retirement benefits cost after curtailment	$(130)	$133	$142

The Company uses a January 1 measurement date for these plans. The obligations and funded status for these plans are as follows:

December 31,	2004	2003
(In thousands)

Change in benefit obligation
Beginning benefit obligation (January 1)	$1,229	$1,182
Service cost	-	-
Interest cost	71	70
Actuarial loss	62	132
Benefits paid	(151)	(155)
Curtailment	(154)	-

Benefit obligation (December 31)	$1,057	$1,229

Change in plan assets
Fair value of plan assets (January 1)	$-	$-
Actual return on plan assets	-	-
Employer contributions	151	155
Benefits paid	(151)	(155)

Fair value of plan assets (December 31)	$-	$-

Funded status	$(1,057)	$(1,229)
Unrecognized transition obligation	-	151
Unrecognized net actuarial gain	81	(178)

Net amount recognized	$(976)	$(1,256)

The accumulated postretirement benefit obligations at December 31, 2004 and 2003 were determined using an assumed discount rate of 4.79% and 6.00%, respectively.

A 1.0% increase or decrease in the assumed annual health care cost trend rate would not significantly impact the present value of the accumulated postretirement benefit obligation at December 31, 2004 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended December 31, 2004.

The Company has a defined benefit pension covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for this plan is as follows:

Year ended December 31,	2004	2003	2002
(In thousands)

Service cost	$507	$447	$403
Interest cost	623	536	536
Expected return on plan assets	(727)	(560)	(696)
Amortized losses	159	175	42

Net periodic pension cost	$562	$598	$285

The obligations and funded status of this plan is as follows:

December 31,	2004	2003
(In thousands)

Change in benefit obligation
Beginning benefit obligation (January 1)	$10,013	$8,427
Service cost	507	447
Interest cost	623	536
Actuarial (gain) loss	(19)	953
Benefits paid	(384)	(350)

Benefit obligation (December 31)	$10,740	$10,013

Change in plan assets
Beginning fair value of plan assets (January 1)	$7,644	$6,399
Return on assets	797	1,632
Contributions	1,418	-
Benefits paid	(384)	(350)
Other	(74)	(37)

Fair value of plan assets (December 31)	$9,401	$7,644

Funded status	$(1,339)	$(2,369)
Unrecognized net actuarial gain	2,742	2,916

Net amount recognized	$1,403	$547

On December 31, 2004, the Company’s annual measurement date, the accumulated benefit obligation, exceeded the fair value of the pension plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized a minimum pension liability at December 31, 2004 and December 31, 2003 of $2,117,000, net of tax, and $2,041,000, net of tax, respectively, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improved or contributions cause the pension plan to return to fully funded status. During the year ended, December 31, 2004, the minimum pension liability increased by $76,000, net of tax.

Information related to the accumulated benefit obligation in excess of the fair value of plan assets and the minimum pension liability included in other comprehensive income is noted below:

December 31,	2004	2003
(In thousands)

Projected benefit obligation	$10,740	$10,013
Accumulated benefit obligation	10,740	10,013
Fair value of plan assets	9,401	7,644
(Decrease) increase in minimum pension liability included in other comprehensive income, net of tax	76	(638)

Amounts recognized in the statement of financial position consist of:

	Pension Benefits		Other Benefits
December 31,	2004	2003	2004	2003
(In thousands)

Prepaid benefit cost	$-	$-	$-	$-
Accrued benefit cost in liabilities	(1,339)	(2,369)	(976)	(1,256)
Accumulated other comprehensive loss, net of tax	2,742	2,916	-	-

Net amount recognized	$1,403	$547	$(976)	$(1,256)

The Company’s pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

December 31,	2004	2003
Equity securities	71%	78%
Debt securities	29%	22%

Total	100%	100%

Plan assets consist primarily of listed stocks and bonds. The Company’s funding policy is to contribute cash to its pension plans so that the minimum contribution requirements established by government funding and taxing authorities are met.

The following weighted-average assumptions were used to determine the benefit obligations at:

	Pension Benefits			Other Benefits
December 31,	2004	2003	2002	2004	2003	2002
Discount rate	5.75%	6.00%	6.50%	4.79%	6.00%	6.50%

The following weighted average assumptions were used to determine the net periodic benefit cost for:

	Pension Benefits			Other Benefits
Year ended December 31,	2004	2003	2002	2004	2003	2002
Discount rate	5.75%	6.50%	6.50%	5.75%	6.50%	6.50%
Expected long-term return on plan assets	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2005	$457,000	$380,000
2006	442,000	103,000
2007	441,000	103,000
2008	459,000	103,000
2009	459,000	103,000
2010 - 2014	2,249,000	635,000

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

Warranty Liability

The Company quantifies and records an estimate for warranty related costs for certain customer returns related to quality. These costs are based on current estimated repair costs.

The warranty liability at December 31, 2004 was $1,728,000 and includes $1,660,000 for product returns on the Apache blade program.

Information regarding the changes in the Company’s aggregate warranty liability is as follows for the year ended December 31, 2004 (in thousands):

Warranty liability at December 31, 2003	$1,759
Accruals for warranties during the year	64
Adjustments relating to pre-existing warranties	(95)

Warranty liability at December 31, 2004	$1,728

Note 12.  Leases

The Company leases certain facilities and equipment for periods ranging from 1 to 8 years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2004, 2003 and 2002, was $2,850,000, $3,083,000 and $3,429,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at December 31, 2004 are as follows:

Lease Commitments
(In thousands)

2005	$1,949
2006	1,335
2007	1,331
2008	1,024
2009	532
Thereafter	1,093

Total	$7,264

Note 13.  Income Taxes

The provision for income tax expense consists of the following:

Year ended December 31,	2004	2003	2002
(In thousands)

Current tax expense:
Federal	$2,885	$2,583	$4,351
State	472	626	746

	3,357	3,209	5,097

Deferred tax expense/(benefit):
Federal	(100)	3,202	323
State	36	532	162

	(64)	3,734	485

Income tax expense from continuing operations	3,293	6,943	5,582
Income tax benefit from:
Loss from discontinued operation	-	-	(679)
Change in accounting principle—FAS No. 142	-	-	(1,308)

Income Tax Expense	$3,293	$6,943	$3,595

Deferred tax assets (liabilities) are comprised of the following:

December 31,	2004	2003
(In thousands)

Allowance for doubtful accounts	$172	$244
Capital loss carryforwards	850	763
Contract cost overrun reserves	1,202	742
Employment-related reserves	1,498	1,528
Environmental reserves	874	676
Inventory reserves	2,683	2,069
Minimum pension liability	796	841
State tax credit carryforwards	253	333
Warranty reserves	665	702
Other	809	610

	9,802	8,508
Depreciation	(4,527)	(4,445)
Goodwill	(2,661)	(1,555)
Valuation allowance	(1,646)	(1,604)

Net deferred tax assets	$968	$904

Management has established a valuation allowance for items that are not expected to provide future tax benefits. Management believes it is more likely than not that the Company will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation from the customary relationship between income taxes and income from continuing operations before income taxes are as follows:

Year ended December 31,	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	2.0	3.4	4.0
Benefit of research and development tax credits	(3.8)	(8.7)	(2.9)
Benefit of extraterritorial income exclusion	(0.6)	(0.4)	(2.5)
Reduction of tax reserves	(10.2)	-	-
Other	0.4	0.7	2.0

Effective Income Tax Rate	22.8%	30.0%	35.6%

During 2004, the Company reduced certain tax reserves which were previously established for identified exposures. The decision to release the reserves was based on the favorable resolution of matters or the expiration of tax statutes.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (“the Act”). For companies that pay income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities, which will be phased-in from 2005 through 2010. The Act also provides for a two-year phase-out of the existing extraterritorial income (“ETI”) exclusion now in place. The Company currently derives benefit from the ETI exclusion. The Act reduces the Company’s ETI exclusion for 2005 and 2006 to 80% and 60% of the otherwise allowable exclusion. No exclusion will be available in 2007 and beyond.

Under the guidance in FASB Staff Position No. FAS 109-1, the deduction for qualified domestic production activities will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

Note 14.  Contingencies

The DAS facility located in El Mirage, California has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination. Based upon currently available information, the Company has established a provision for the cost of such investigation and corrective action. DAS expects to spend approximately $1.5 million for future investigation and corrective action for groundwater contamination and post-closure maintenance of the closed hazardous waste facility at its El Mirage location. However, the Company’s ultimate liability in connection with the contamination will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the corrective action.

The Company’s subsidiary, Composite Structures, LLC (“Composite”), and several other companies have been ordered by a California environmental agency to investigate and clean up soil and groundwater contamination at its Monrovia, California facility. Composite has filed a petition for review of the order.

In December 2004, a California environmental agency issued an order to DAS and other companies and government entities which allegedly sent hazardous waste to a landfill in West Covina, California. The order directs DAS and the other companies and government entities to take over the closure and post-closure operation of the landfill and to take certain other actions. The Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its liability in connection with the landfill is between approximately $120,000 and $3.5 million. The Company recorded a provision in 2004 at the minimum amount of the range of approximately $120,000.

In December 2004, the Orange County Water District filed a lawsuit against American Electronic, Inc. (“AEI”) a subsidiary of the Company, and other companies, to recover damages, relating to contamination of groundwater within the District. The Company is defending the lawsuit, and has notified the former owners of AEI of their contractual indemnification obligations to the Company in connection with the lawsuit.

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

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During 2004, 2003 and 2002, sales to Boeing were $101,571,000, $113,071,000 and $105,035,000, respectively; sales to Raytheon were $25,287,000, $29,755,000, and $26,524,000, respectively; and sales to Lockheed Martin were $11,263,000, $16,509,000, and $11,913,000, respectively. At December 31, 2004, trade receivables from Boeing, Raytheon and Lockheed Martin were $9,495,000, $3,551,000 and $1,374,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

In 2004, 2003 and 2002, sales to foreign customers worldwide were $17,437,000, $12,280,000 and $14,509,000, respectively. The Company had no sales to a foreign country greater than 4% of total sales in 2004, 2003 and 2002, respectively. The amounts of profitability and identifiable assets attributable to foreign sales activity are not material when compared with revenue, profitability and identifiable assets attributed to United States domestic operations during 2004, 2003 and 2002.

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

Financial information by operating segment is set forth below:

Year Ended December 31,	2004	2003	2002
(In thousands)

Net Sales:
Ducommun AeroStructures, Inc.	$147,568	$143,682	$136,747
Ducommun Technologies, Inc.	77,308	82,224	75,703
Intercompany	-	-	(4)

Total Net Sales	$224,876	$225,906	$212,446

Segment Income before Interest and Taxes (1):
Ducommun AeroStructures, Inc.	$9,097	$15,263	$9,133
Ducommun Technologies, Inc.	11,815	15,813	13,733

	20,912	31,076	22,866
Corporate General and Administrative Expenses	(6,237)	(7,179)	(5,730)

Total Income Before Interest and taxes	$14,675	$23,897	$17,136

Depreciation and Amortization Expenses:
Ducommun AeroStructures, Inc.	$6,140	$6,170	$6,127
Ducommun Technologies, Inc.	1,317	1,293	1,477
Discontinued Operation	-	-	258
Corporate Administration	42	106	156

Total Depreciation and Amortization Expenses	$7,499	$7,569	$8,018

Capital Expenditures:
Ducommun AeroStructures, Inc.	$5,129	$3,919	$2,508
Ducommun Technologies, Inc.	517	1,839	1,014
Discontinued Operation	-	-	83
Corporate Administration	296	9	3

Total Capital Expenditures	$5,942	$5,767	$3,608

(1)	Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

As of December 31,	2004	2003
(In thousands)

Total Assets:
Ducommun AeroStructures, Inc.	$140,055	$135,257
Ducommun Technologies, Inc.	51,586	46,603
Corporate Administration	12,912	16,181

Total Assets	$204,553	$198,041

Goodwill:
Ducommun AeroStructures, Inc.	$36,785	$36,785
Ducommun Technologies, Inc.	20,416	20,416

Total Goodwill	$57,201	$57,201

Note 17.  Quarterly Financial Data (Unaudited)

	2004				2003

Three months ended	Dec 31	Oct 2	Jul 3	Apr 3	Dec 31	Oct 4	Jul 5	Apr 5

(in thousands, except per share amounts)

Sales and Earnings
Net Sales	$57,411	$51,835	$57,383	$58,247	$58,250	$56,404	$56,211	$55,041

Gross Profit	9,741	9,236	14,141	10,414	13,055	12,584	12,929	12,013

Income Before Taxes	1,744	3,163	6,072	3,486	7,122	5,733	5,580	4,709
Income Tax Expense	138	(411)	(1,765)	(1,255)	(1,976)	(1,777)	(1,589)	(1,601)

Net Income	$1,882	$2,752	$4,307	$2,231	$5,146	$3,956	$3,991	$3,108

Earnings Per Share:
Basic earnings per share	$.19	$.28	$.43	$.22	$.52	$.40	$.40	$.31
Diluted earnings per share	.19	.27	.42	.22	.51	.40	.40	.31

DUCOMMUN INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II

Column A	Column B	Column C			Column D			Column E
		Additions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions			Balance at End of Period

	FOR THE YEAR ENDED DECEMBER 31, 2004

Allowance for Doubtful Accounts	$503,000	$307,000			$ $	456,000 21,000	(b) (a)	$333,000
Valuation Allowance on Deferred Tax Assets	$1,604,000	$186,000	(d)			$144,000	(d)	$1,646,000
Inventory Reserves	$5,379,000	$3,425,000				$2,247,000		$6,557,000

	FOR THE YEAR ENDED DECEMBER 31, 2003

Allowance for Doubtful Accounts	$534,000	$113,000	(a)			$144,000	(a)	$503,000
Valuation Allowance on Deferred Tax Assets	$494,000	$1,110,000	(e)					$1,604,000
Inventory Reserves	$5,226,000	$3,335,000				$3,182,000		$5,379,000

	FOR THE YEAR ENDED DECEMBER 31, 2002

Allowance for Doubtful Accounts	$1,243,000	$191,000			$ $	23,000 877,000	(b) (c)	$534,000
Valuation Allowance on Deferred Tax Assets		$494,000	(f)					$494,000
Inventory Reserves	$3,149,000	$3,884,000				$1,807,000		$5,226,000

(a)	Collections on previously written off accounts.

(b)	Write-offs on uncollectible accounts.

(c)	Changes in allowance for doubtful accounts related to sale of subsidiary.

(d)	Increase Valuation Allowance regarding federal capital loss carryforward ($186,000). Decrease Valuation Allowance regarding “Minimum Pension Liability” ($45,000) and California capital loss carryforward ($99,000).

(e)	Increase Valuation Allowance regarding “Minimum Pension Liability” ($347,000). Establish Valuation Allowance for federal ($332,000) and California ($431,000) capital loss carryforwards.

(f)	Establish Valuation Allowance regarding “Minimum Pension Liability.”

(b)	Exhibits

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

4.2        Amendment No.1 to Credit Agreement dated as of May 2, 2001 among Ducommun Incorporated and the lenders referred to therein. Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2002.

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

*	10.1 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1990.

*	10.2 1994 Stock Incentive Plan, as amended May 7, 1998. Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1997.

*	10.3 2001 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 26, 2001.

*	10.4 Form of Nonqualified Stock Option Agreement, for grants to employees prior to January 1, 1999, under the 1994 Stock Incentive Plan and the 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1990.

*	10.5 Form of Nonqualified Stock Option Agreement, for grants to employees between January 1, 1999 and June 30, 2003, under the 2001 Stock Incentive Plan, the 1994 Stock Incentive Plan and the 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999.

*	10.6 Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan, and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1996.

*	10.7 Form of Nonqualified Stock Option Agreement, for nonemployee directors under the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

*	10.8 Form of Nonqualified Stock Option Agreement, for grants to employees after July 1, 2003, under the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.

*	10.9 Form of Memorandum Amendment to Existing Stock Option Agreements dated August 25, 2003. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2003.

*	10.10 Form of Key Executive Severance Agreement entered with six current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999. All of the Key Executive Severance Agreements are identical except for the name of the executive officer and the date of the Agreement:

Executive Officer	Date of Agreement
Joseph C. Berenato	November 4, 1991
David H. Dittemore	November 5, 2004
James S. Heiser	July 27, 1988
Anthony J. Reardon	June 23, 2004
Michael W. Williams	October 25, 1999
Samuel D. Williams	June 21, 1989

*	10.11 Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Joseph C. Berenato	November 4, 1991
H. Frederick Christie	October 23, 1985
Eugene P. Conese, Jr.	January 26, 2000
Ralph D. Crosby, Jr.	January 26, 2000
David H. Dittemore	September 15, 2003
Robert C. Ducommun	December 31, 1985
James S. Heiser	May 6, 1987
Thomas P. Mullaney	April 8, 1987
Robert D. Paulson	March 25, 2003
Michael W. Williams	October 25, 1999
Samuel D. Williams	November 11, 1988

*	10.12 Offer Letter of Employment dated September 10, 2003 between Ducommun Incorporated and David H. Dittemore. Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2003.

*	10.13 Ducommun Incorporated 2004 Bonus Plan. Incorporated by reference to Exhibit 99.2 to Form 8-K dated February 4, 2005.

*	10.14 Directors’ Deferred Compensation and Retirement Plan, as amended and restated August 5, 2004. Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended October 2, 2004.

*	10.15 Ducommun Incorporated Executive Retirement Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

*	10.16 Ducommun Incorporated Executive Compensation Deferral Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 3, 1993.

*	10.17 Ducommun Incorporated Executive Compensation Deferral Plan No. 2 dated October 15, 1994. Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 1994.

10.18        Unit and Stock Purchase Agreement by and among Composite Structures, LLC, its Members and Optionholders, CSD Holdings Corporation, the Shareholders of CSD Holdings Corporation, and Ducommun Incorporated, dated as of May 16, 2001. Incorporated by reference to Exhibit 99.1 to Form 8-K dated June 19, 2001.

10.19        Severance Agreement between Ducommun Technologies, Inc., and Paul L. Graham dated February 2, 2005. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 4, 2005.

10.20        Offer Letter of Employment dated August 16, 2004 between Ducommun Technologies, Inc., and John Walsh.

11            Reconciliation of the Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

21            Subsidiaries of registrant

23            Consent of PricewaterhouseCoopers LLP

31.1        Certification of Principal Executive Officer

31.2        Certification of Principal Financial Officer

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

Date: February 28, 2005		DUCOMMUN INCORPORATED

	By:	/s/ Joseph C. Berenato
Joseph C. Berenato
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2005	By:	/s/ Joseph C. Berenato
Joseph C. Berenato
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2005	By:	/s/ James S. Heiser
James S. Heiser
Vice President, Chief Financial Officer, General Counsel, Secretary and Treasurer (Principal Financial Officer)

Date: February 28, 2005	By:	/s/ Samuel D. Williams
Samuel D. Williams
Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)

DIRECTORS

By:	/s/ Joseph C. Berenato	Date:	February 28, 2005
Joseph C. Berenato

By:	/s/ Eugene P. Conese, Jr.	Date:	February 28, 2005
Eugene P. Conese, Jr.

By:	/s/ Ralph D. Crosby, Jr.	Date:	February 28, 2005
Ralph D. Crosby, Jr.

By:	/s/ H. Frederick Christie	Date:	February 28, 2005
H. Frederick Christie

By:	/s/ Robert C. Ducommun	Date:	February 28, 2005
Robert C. Ducommun

By	/s/ Thomas P. Mullaney	Date	February 28, 2005
Thomas P. Mullaney

By:	/s/ Robert D. Paulson	Date:	February 28, 2005
Robert D. Paulson