Form 10-Q
period 2005-04-02
DUCOMMUN INC /DE/
filed 2005-05-02
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 2, 2005, there were outstanding 10,056,758 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 2, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$1,797	$158
Accounts receivable (less allowance for doubtful accounts of $256 and $333)	33,284	26,909
Inventories	49,747	50,460
Deferred income taxes	7,577	7,389
Prepaid income taxes	1,171	598
Other current assets	4,379	4,397

Total Current Assets	97,955	89,911
Property and Equipment, Net	53,655	54,984
Goodwill	57,201	57,201
Other Assets	2,299	2,457

	$211,110	$204,553

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$400	$1,200
Accounts payable	14,697	12,772
Accrued liabilities	31,400	30,552

Total Current Liabilities	46,497	44,524
Deferred Income Taxes	6,711	6,421
Other Long-Term Liabilities	2,117	2,117

Total Liabilities	55,325	53,062

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 10,056,758 shares in 2005 and 10,042,116 shares in 2004	101	100
Additional paid-in capital	41,248	41,038
Retained earnings	116,553	112,470
Accumulated other comprehensive loss	(2,117)	(2,117)

Total Shareholders’ Equity	155,785	151,491

	$211,110	$204,553

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For Three Months Ended
	April 2, 2005	April 3, 2004
Net Sales	$63,812	$58,247

Operating Costs and Expenses:
Cost of goods sold	52,217	47,833
Selling, general and administrative expenses	6,867	6,790

Total Operating Costs and Expenses	59,084	54,623

Operating Income	4,728	3,624
Interest Expense	(78)	(138)

Income Before Taxes	4,650	3,486
Income Tax Expense	(567)	(1,255)

Net Income	$4,083	$2,231

Earnings Per Share:
Basic earnings per share:	$.41	$.22
Diluted earnings per share:	$.40	$.22

Weighted Average Number of Common Shares
Outstanding:
Basic	10,045	9,922
Diluted	10,198	10,192

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For Three Months Ended
	April 2, 2005	April 3, 2004
Cash Flows from Operating Activities:
Net Income	$4,083	$2,231
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization	1,903	1,877
Deferred income tax provision/(benefit)	102	(482)
Income tax benefit related to the exercise of nonqualified stock options	52	334
Recovery of doubtful accounts	(77)	(36)
Loss/(Gain) on sale of assets	1	(5)
Net reduction of warranty reserves	(7)	(63)
Net (reduction of)/provision for contract cost overruns	(537)	1,796
Changes in Assets and Liabilities:
Accounts receivable - (increase)	(6,298)	(3,473)
Inventories - decrease/(increase)	713	(5,077)
Prepaid income taxes	(573)	—
Other assets - decrease	176	199
Accounts payable - increase	1,925	1,138
Accrued and other liabilities - increase/(decrease)	1,392	(3,735)

Net Cash Provided by/(Used in) Operating Activities	2,855	(5,296)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(575)	(1,893)
Proceeds from Sale of Assets	—	5

Net Cash Used in Investing Activities	(575)	(1,888)

Cash Flows from Financing Activities:
Net (Repayment)/Borrowing of Long-Term Debt	(800)	3,000
Net Cash Effect of Exercise Related to Stock Options	159	461

Net Cash (Used in)/Provided by Financing Activities	(641)	3,461

Net Increase/(Decrease) in Cash and Cash Equivalents	1,639	(3,723)
Cash and Cash Equivalents - Beginning of Period	158	3,832

Cash and Cash Equivalents - End of Period	$1,797	$109

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$8	$12
Income Taxes Paid	$26	$93

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated balance sheet is unaudited as of April 2, 2005 and the consolidated statements of income and the consolidated statements of cash flows are unaudited for the three month periods ended April 2, 2005 and April 3, 2004. The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating inter-company balances and transactions. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. The financial information included in the quarterly report should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in its annual report on Form 10-K for the year ended December 31, 2004.

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

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company may incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company performs goodwill impairment tests on an annual basis in the fourth quarter and between annual tests, in certain circumstances, whenever events may indicate an impairment may have occurred. Goodwill is tested for impairment utilizing a two-step method. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows and other market valuation approaches. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to the carrying amount to determine impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Warranty Liability

The Company quantifies and records an estimate for warranty related costs for certain customer returns related to quality. These costs are based on current estimated repair costs.

The warranty liability at April 2, 2005 and December 31, 2004 was $1,721,000 and $1,728,000, respectively, and includes $1,660,000 for product returns on the Apache blade program.

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

During the first quarter of 2005, the Company benefited from reductions in income tax reserves established in prior periods and research and development tax credits. The reduction in income tax reserves resulted from the favorable resolution of tax audit examinations and the expiration of certain tax statutes of limitations in the first quarter of 2005.

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

Accounting for Stock-Based Compensation

The Company has adopted only the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In accordance with these pronouncements, the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans based on the fair value method. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earnings per share would be reduced to the pro forma amounts indicated below:

	(In thousands) Three Months Ended
	April 2, 2005	April 3, 2004
Net Income:
As reported	$4,083	$2,231
Less: Total expense determined under fair value accounting for all awards, net of tax	(229)	(173)

Pro forma	$3,854	$2,058

Earnings per common share:
As reported:
Basic	$.41	$.22
Diluted	.40	.22
Pro forma:
Basic	$.38	$.21
Diluted	.38	.20

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period. At April 2, 2005 and April 3, 2004, income available to common shareholders was $4,083,000 and $2,231,000, respectively. At April 2, 2005 and April 3, 2004, the weighted average number of common shares outstanding was 10,045,000 and 9,922,000, respectively; the dilutive shares associated with stock options were 153,000 and 270,000, respectively; and the number of shares not included in the calculations because the impact would have been antidilutive was 43,000 and 0, respectively.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. SFAS No. 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income, as reflected in the Consolidated Statements of Shareholders’ Equity, was comprised of a minimum pension liability adjustment of $2,117,000, net of tax, at April 2, 2005 and December 31, 2004.

Recent Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which finalized the new accounting rules for share-based compensation including stock options, restricted stock and performance based equity compensation, was issued. SFAS No. 123R is an amendment to FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R will be effective for the Company in the first quarter of 2006. Beginning in January 1, 2006 all stock options or other equity-based awards to employees or directors that vest or become exercisable must be accounted for under SFAS No. 123R.

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

Note 2. Inventories

Inventories consist of the following:

	(In thousands)
	April 2, 2005	December 31, 2004
Raw materials and supplies	$14,181	$14,566
Work in process	39,655	41,239
Finished goods	970	1,265

	54,806	57,070
Less progress payments	5,059	6,610

Total	$49,747	$50,460

Work in process inventories include amounts under long-term fixed price contracts aggregating $28,212,000 and $30,107,000 at April 2, 2005 and December 31, 2004, respectively.

Note 3. Property and Equipment

Property and equipment consist of the following:

	(In thousands)
	April 2, 2005	December 31, 2004
Land	$11,333	$11,333
Buildings and improvements	28,663	28,629
Machinery and equipment	71,851	71,764
Furniture and equipment	12,382	12,512
Construction in progress	1,923	1,715

	126,152	125,953
Less accumulated depreciation and amortization	72,497	70,969

Total	$53,655	$54,984

Depreciation expense was $1,903,000, and $1,877,000 for the three months ended April 2, 2005 and April 3, 2004, respectively.

Note 4. Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Pursuant to the nonamortization provisions of SFAS No. 142, there was no goodwill amortization expense and no change in goodwill during the three month periods ended April 2, 2005 and April 3, 2004.

Note 5. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	April 2, 2005	December 31, 2004
Bank credit agreement	$—	$800
Notes and other liabilities for acquisitions	400	400

Total debt	400	1,200
Less current portion	400	1,200

Total long-term debt	$—	$—

On April 7, 2005, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (5.75% at April 2, 2005) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 6. Accrued Liabilities

Accrued liabilities consist of the following:

	(In thousands)
	April 2, 2005	December 31, 2004
Accrued compensation	$12,394	$9,970
Provision for environmental costs	4,402	4,469
Customer deposits	1,332	2,584
Accrued insurance costs	2,908	3,375
Accrued contract loss provisions	2,486	3,023
Accrued warranty reserves	1,721	1,728
Accrued state franchise and sales tax	3,910	3,365
Other	2,247	2,038

Total	$31,400	$30,552

Note 7. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At April 2, 2005 and December 31, 2004, no preferred shares were issued or outstanding.

The Company did not repurchase any of its common stock during the first three months ended April 2, 2005.

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

At April 2, 2005, 385,350 common shares were available for future grants and 765,013 common shares were reserved for the exercise of outstanding options.

Note 9. Employee Benefit Plans

The Company has an unfunded supplemental retirement plan that was suspended in 1986, but which continues to cover certain former executives. The accumulated benefit obligations under the plan at April 2, 2005 and December 31, 2004 were $502,000 and $486,000, respectively, which are included in accrued liabilities.

The Company sponsors, for all of its employees, a 401(k) defined contribution plan under which employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. The Company generally provides a match equal to 50 percent of the employees’ contributions up to the first 4 percent of compensation, except for union employees who are not eligible to receive the match. The Company matching contributions for the three months ended April 2, 2005 and April 3, 2004 were approximately $166,000 and $173,000, respectively.

The Company provides postretirement benefits for a former executive of the Company. The accrued postretirement benefit cost under this plan is included in accrued liabilities.

The components of net periodic postretirement benefits cost for this plan are as follows:

	(In thousands) Three Months Ended
	April 2, 2005	April 3, 2004
Service cost	$—	$—
Interest cost	8	18
Expected return on plan assets	—	—
Amortization of net transition obligation	—	21
Amortization of actuarial gain	—	(5)

	$8	$34

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for this plan are as follows:

	(In thousands) Three Months Ended
	April 2, 2005	April 3, 2004
Service cost	$154	$127
Interest cost	152	156
Expected return on plan assets	(207)	(182)
Amortized losses	35	40

Net periodic pension cost	$134	$141

On December 31, 2004, the Company’s annual measurement date, and April 2, 2005, the accumulated benefits obligation, related to the defined benefit plan, exceeded the fair value of the plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized a minimum pension liability at April 2, 2005 and December 31, 2004 of $2,117,000, net of tax, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as a pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. There were no charges during the quarters ended April 2, 2005 and April 3, 2004.

Amounts recognized in the statement of financial position consist of:

	(In thousands)
	Pension Benefits		Other Benefits
	April 2, 2005	December 31, 2004	April 2, 2005	December 31, 2004
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(1,473)	(1,339)	(681)	(976)
Accumulated other comprehensive income, net of tax	2,742	2,742	—	—

Net amount recognized	$1,269	$1,403	$(681)	$(976)

The Company’s funding policy is to contribute cash to its pension plan so that the minimum contribution requirement established by government funding and taxing authorities are met. The Company plans to make no contribution to its pension plan in 2005.

Note 10. Indemnifications and Warranty Liability

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

The warranty liability at April 2, 2005 and December 31, 2004 was $1,721,000 and $1,728,000, respectively, and includes $1,660,000 for product returns on the Apache blade program.

Information regarding the changes in the Company’s aggregate warranty liability is as follows for the three months ended April 2, 2005 and the year ended December 31, 2004:

	(In thousands)
	April 2, 2005	December 31, 2004
Warranty liability at beginning of period	$1,728	$1,759
Accruals for warranties during the period	—	64
Adjustments relating to pre-existing warranties	(7)	(95)

Warranty liability at end of period	$1,721	$1,728

Note 11. Leases

The Company leases certain facilities and equipment for periods ranging from 1 to 8 years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense for the periods ended April 2, 2005 and April 3, 2004, was $718,000 and $744,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at April 2, 2005, are as follows:

(In thousands)
Lease Commitments
2005	$1,638
2006	2,183
2007	1,975
2008	1,024
2009	532
Thereafter	1,093

Total	$8,445

Note 12. Contingencies

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

In December 2004, a California environmental agency issued an order to DAS and other companies and government entities which allegedly sent hazardous waste to a landfill in West Covina, California. The order directs DAS and the other companies and government entities to take over the closure and post-closure operation of the landfill and to take certain other actions. The Company, at this time, is unable to estimate reliably its future liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $120,000 and $3.5 million. The Company has recorded a provision at the minimum amount of the range of approximately $120,000.

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

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the first quarter of 2005 and 2004, sales to Boeing were $28,293,000 and $27,799,000, respectively; sales to Raytheon were $6,248,000 and $7,649,000, respectively; and sales to Lockheed Martin were $4,366,000 and $3,345,000, respectively. At April 2, 2005, trade receivables from Boeing, Raytheon and Lockheed Martin were $12,515,000, $3,030,000 and $1,710,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Note 14. Business Segment Information

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

Financial information by reporting segment is set forth below:

	(In thousands) Three Months Ended
	April 2, 2005	April 3, 2004
Net Sales:
Ducommun AeroStructures, Inc.	$43,843	$39,526
Ducommun Technologies, Inc.	19,969	18,721

Total Net Sales	$63,812	$58,247

Segment Operating Income (1):
Ducommun AeroStructures, Inc.	$3,467	$1,775
Ducommun Technologies, Inc.	2,755	3,017

	6,222	4,792
Corporate General and Administrative Expenses	(1,494)	(1,168)

Total Operating Income	$4,728	$3,624

Depreciation and Amortization Expenses:
Ducommun AeroStructures, Inc.	$1,586	$1,530
Ducommun Technologies, Inc.	294	343
Corporate Administration	23	4

Total Depreciation and Amortization Expenses	$1,903	$1,877

Capital Expenditures:
Ducommun AeroStructures, Inc.	$558	$1,618
Ducommun Technologies, Inc.	—	275
Corporate Administration	17	—

Total Capital Expenditures	$575	$1,893

(1)	Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	April 2, 2005	December 31, 2004
Total Assets:
Ducommun AeroStructures, Inc.	$143,827	$140,055
Ducommun Technologies, Inc.	52,406	51,586
Corporate Administration	14,877	12,912

Total Assets	$211,110	$204,553

Goodwill
Ducommun AeroStructures, Inc.	$36,785	$36,785
Ducommun Technologies, Inc.	20,416	20,416

Total Goodwill	$57,201	$57,201

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

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company may incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company performs goodwill impairment tests on an annual basis in the fourth quarter and between annual tests, in certain circumstances, whenever events may indicate an impairment may have occurred. Goodwill is tested for impairment utilizing a two-step method. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows and other market valuation approaches. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to the carrying amount to determine impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

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

Results of Operations

First Quarter 2005 Compared to First Quarter 2004

Net sales in the first quarter of 2005 were $63,812,000, compared to net sales of $58,247,000 for the first quarter of 2004. The Company’s mix of business in the first quarter of 2005 was approximately 61% military, 36% commercial, and 3% space, compared to 61% military, 35% commercial, and 4% space in the first quarter of 2004.

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During the first quarter of 2005 and 2004, sales to Boeing were $28,293,000 and $27,799,000, respectively; sales to Raytheon were $6,248,000 and $7,649,000, respectively; and sales to Lockheed Martin were $4,366,000 and $3,345,000, respectively. At April 2, 2005, trade receivables from Boeing, Raytheon and Lockheed Martin were $12,515,000, $3,030,000 and $1,710,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $38,707,000, or 61% of total sales in the first quarter of 2005, compared to $35,797,000, or 61% of total sales in the first quarter of 2004. The increase in military sales in the first quarter of 2005 resulted principally from an increase in sales to the Apache helicopter program at DAS. The Apache helicopter program accounted for approximately $12,050,000 in sales in the first quarter of 2005, compared to $10,362,000 in sales in first quarter of 2004. The C-17 program accounted for approximately $7,310,000 in sales in the first quarter of 2005, compared to $7,455,000 in sales in the first quarter of 2004.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $23,183,000, or 36% of total sales in the first quarter of 2005, compared to $20,162,000, or 35% of total sales in the first quarter of 2004. During the first quarter of 2005, commercial sales were higher, principally because of an increase in commercial aftermarket sales, partially offset by lower sales to the Boeing 737/737NG program. Sales to the Boeing 737/737NG program accounted for approximately $6,123,000 in sales in the first quarter of 2005, compared to $8,611,000 in sales in the first quarter of 2004.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $1,922,000, or 3% of total sales in the first quarter of 2005, compared to $2,288,000, or 4% of total sales in the first quarter 2004. During the first quarter of 2005, sales related to space programs were lower due to lower sales for the Space Shuttle program.

At April 2, 2005, backlog believed to be firm was approximately $293,701,000, compared to $305,352,000 at December 31, 2004. The backlog decrease from December 31, 2004 was primarily due to higher shipments than bookings, primarily for the Apache helicopter program. Approximately $140,000,000 of the total backlog is expected to be delivered during the remainder of 2005. Backlog at April 2, 2005 included approximately $82,525,000 of backlog for the Apache helicopter program, and $38,845,000 of backlog for the Space Shuttle program.

Gross profit, as a percentage of sales, increased to 18.2% in the first quarter of 2005 from 17.9% in the first quarter of 2004. The gross profit margin increase was primarily the result of a reduction in accrued contract loss provisions in the first quarter of 2005 compared to the first quarter of 2004. However, gross profit margins were negatively impacted by higher sales volume on several contracts at Ducommun AeroStructures with lower than average gross profit margins, higher operating costs and changes in sales mix in the first quarter of 2005 compared to the first quarter of 2004.

Selling, general and administrative expenses, as a percentage of sales, were 10.8% in the first quarter of 2005, compared to 11.7% in the first quarter of 2004, primarily because of the higher sales volume in first quarter of 2005. Selling, general and administrative expenses in the first quarter of 2005 included approximately $470,000 of accrued bonuses, compared to no accrued bonuses in the first quarter 2004.

Interest expense decreased to $78,000 in the first quarter of 2005, compared to $138,000 in the first quarter 2004.

Income tax expense decreased to $567,000 in the first quarter of 2005, compared to $1,255,000 in the first quarter of 2004. The Company’s effective tax rate for the first quarter of 2005 was 12.2%, compared to 36.0% in the first quarter of 2004. The effective tax rate in the first quarter of 2005 benefited from reductions in income tax reserves established in prior periods and research and development tax credits. The reduction in income tax reserves resulted from the favorable resolution of tax audit examinations and the expiration of certain tax statutes of limitations in the first quarter of 2005. The Company currently expects its effective tax rate for the full year 2005 to be in the range of 26 to 30 percent with significant fluctuations from quarter-to-quarter during the year. Cash expended to pay income taxes decreased to $26,000 in the first quarter of 2005, compared to $93,000 in the first quarter of 2004.

Net income for the first quarter of 2005 was $4,083,000, or $0.40 diluted earnings per share, compared to $2,231,000, or $0.22 diluted earnings per share in the first quarter of 2004.

Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities for the first quarter of 2005 was $2,855,000, compared to net cash used in operating activities of $5,296,000 for the first quarter of 2004. Net cash provided by operating activities for the first quarter of 2005 included $4,083,000 of net income, $1,903,000 of depreciation, a $1,925,000 increase in accounts payable due to timing of payments of vendors invoices, a $1,392,000 increase in accrued liabilities, consisting primarily of accrued compensation, which included $934,000 of accrued bonuses, and a net reduction in inventory of $713,000. This cash was partially offset by an increase in receivables of $6,298,000, primarily due to timing in shipments and billings to customers, an increase in prepaid income taxes of $573,000 and a net reduction of $537,000 in accrued contract loss provisions related to shipments made during the first quarter of 2005.

Net cash used in investing activities for the first quarter of 2005 consisted primarily of $575,000 of capital expenditures.

Net cash used in financing activities in the first quarter of 2005 of $641,000 included $800,000 of net repayments by the Company of principal on outstanding borrowings, partially offset by $159,000 of net cash received from the exercise of common stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

On April 7, 2005, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (5.75% at April 2, 2005) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

The Company expects to spend less than $9,000,000 for capital expenditures in 2005. The Company believes that the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. Accordingly, the Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft and space programs.

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

As of April 2, 2005 the Company had the following categories of contractual obligations (in thousands):

Contractual Obligations	Total	Payments due by period
		Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$400	$400	$—	$—	$—
Operating leases	8,445	2,184	3,886	1,411	964
Minimum pension liabilities	2,117	—	2,117	—	—

Total	$10,962	$2,584	$6,003	$1,411	$964

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

In December 2004, a California environmental agency issued an order to DAS and other companies and government entities which allegedly sent hazardous waste to a landfill in West Covina, California. The order directs DAS and the other companies and government entities to take over the closure and post-closure operation of the landfill and to take certain other actions. The Company, at this time, is unable to estimate reliably its future liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $120,000 and $3.5 million. The Company has recorded a provision at the minimum amount of the range of approximately $120,000.

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

Recent Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which finalized the new accounting rules for share-based compensation including stock options, restricted stock and performance based equity compensation, was issued. SFAS No. 123R is an amendment to FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R will be effective for the Company in the first quarter of 2006. Beginning in January 1, 2006 all stock options or other equity-based awards to employees or directors that vest or become exercisable must be accounted for under SFAS No. 123R.

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

Military and Space-Related Products Are Dependent Upon Government Spending

The Company estimates that, in the first quarter of 2005, approximately 64% of its sales were derived from military and space markets. These military and space markets are largely dependent upon government spending, particularly by the United States government. Changes in the levels of spending for military and space could improve or negatively impact the Company’s prospects in its military and space markets. Funding for the Space Shuttle program in particular, is uncertain, and any reduction in production rates for the Space Shuttle program would adversely affect the Company.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter Programs

The Company estimates that, in the first quarter 2005, approximately 14% of its sales were for Boeing commercial aircraft, 11% of its sales were for the C-17 aircraft, and 19% of its sales were for the Apache helicopter. The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter are principally for replacement rotor blades. Any significant change in production rates for these programs would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company. For example, the Company manufactures the spoilers for the Boeing 737NG aircraft (the “737 Spoilers”), which contributed approximately $13,870,000 to sales in 2004. The Company has been informed that a competitor has been awarded a contract to produce the 737 Spoilers. Although the precise timing and amount of any transition of work to the competitor is presently unknown, such a transition of work may occur as early as the end of 2005.

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

The Company’s Manufacturing Operations May Be Adversely Affected by the Availability of Raw Materials and Components from Suppliers

In some cases, the Company’s customers supply raw materials and components to the Company. In other cases, the Company’s customers designate specific suppliers from which the Company is directed to purchase raw materials and components. As a result, the Company may have limited control over the selection of suppliers and the timing of receipt and cost of raw materials and components from suppliers. The failure of customers and suppliers to deliver on a timely basis raw materials and components to the Company may adversely affect the Company’s results of operations and cash flows. In addition, the Company has experienced increases in lead times for, and a deterioration in the availability of, aluminum, titanium and certain other materials. These problems with raw material availability adversely affected the Company’s sales in the first quarter of 2005 and could have an adverse effect on the Company’s results of operations in the future.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

Issuer Purchases of Equity Securities For the Three Months Ended April 2, 2005

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicy Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs **
Month beginning January 01, 2005 and ending January 29, 2005	0	$0.00	0	$4,704,000
Month beginning January 30, 2005 and ending February 26, 2005	0	$0.00	0	$4,704,000
Month beginning February 27, 2005 and ending April 02, 2005	0	$0.00	0	$4,704,000
Total	0	$0.00	0	$4,704,000

*	All shares repurchased were made pursuant to stock-for-stock exercises of nonqualified stock options under the Company’s stock option and stock incentive plans.
**	Since 1998, the Company’s Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. From 1998 to 2001, the Company repurchased in the open market 1,918,962 shares of its common stock for a total of $25,296,000. A total of $4,740,000 remains available for share repurchase under the authorization which has no expiration date.

Item 6. Exhibits.

11    Reconciliation of Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations.

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

Date: May 2, 2005