Form 10-Q
period 2005-07-02
DUCOMMUN INC /DE/
filed 2005-08-01
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 2, 2005, there were outstanding 10,062,483 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 2, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$7,475	$158
Accounts receivable (less allowance for doubtful accounts of $253 and $333)	31,444	26,909
Inventories	50,398	50,460
Deferred income taxes	6,547	7,389
Prepaid income taxes	1,077	598
Other current assets	4,565	4,397

Total Current Assets	101,506	89,911
Property and Equipment, Net	52,941	54,984
Goodwill	57,201	57,201
Other Assets	2,504	2,457

	$214,152	$204,553

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$—	$1,200
Accounts payable	14,926	12,772
Accrued liabilities	30,166	30,552

Total Current Liabilities	45,092	44,524
Deferred Income Taxes	7,001	6,421
Other Long-Term Liabilities	2,117	2,117

Total Liabilities	54,210	53,062

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 10,062,483 shares in 2005 and 10,042,116 shares in 2004	101	100
Additional paid-in capital	41,332	41,038
Retained earnings	120,626	112,470
Accumulated other comprehensive loss	(2,117)	(2,117)

Total Shareholders’ Equity	159,942	151,491

	$214,152	$204,553

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Three Months Ended
	July 2, 2005	July 3, 2004
Net Sales	$61,998	$57,383
Operating Costs and Expenses:
Cost of goods sold	47,866	43,242
Selling, general and administrative expenses	7,773	7,993

Total Operating Costs and Expenses	55,639	51,235

Operating Income	6,359	6,148
Interest Expense	(7)	(76)

Income Before Taxes	6,352	6,072
Income Tax Expense	(2,279)	(1,765)

Net Income	$4,073	$4,307

Earnings Per Share:
Basic earnings per share:	$.40	$.43
Diluted earnings per share:	$.40	$.42
Weighted Average Number of Common Shares Outstanding:
Basic	10,060	9,966
Diluted	10,161	10,191

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Six Months Ended
	July 2, 2005	July 3, 2004
Net Sales	$125,810	$115,630
Operating Costs and Expenses:
Cost of goods sold	100,083	91,075
Selling, general and administrative expenses	14,640	14,783

Total Operating Costs and Expenses	114,723	105,858

Operating Income	11,087	9,772
Interest Expense	(85)	(214)

Income Before Taxes	11,002	9,558
Income Tax Expense	(2,846)	(3,020)

Net Income	$8,156	$6,538

Earnings Per Share:
Basic earnings per share:	$.81	$.66
Diluted earnings per share:	$.80	$.64
Weighted Average Number of Common Shares Outstanding:
Basic	10,052	9,943
Diluted	10,191	10,205

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For Six Months Ended
	July 2, 2005	July 3, 2004
Cash Flows from Operating Activities:
Net Income	$8,156	$6,538
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization	3,788	3,738
Deferred income tax provision/(benefit)	1,422	331
Income tax benefit related to the exercise of nonqualified stock options	66	286
Recovery of doubtful accounts	(80)	(22)
(Gain)/Loss on sale of assets	(6)	33
Net increase/(reduction of) of warranty reserves	108	(13)
Net (reduction of)/provision for contract cost overruns	(692)	869
Changes in Assets and Liabilities:
Accounts receivable - (increase)	(4,455)	(592)
Inventories - decrease/(increase)	62	(6,996)
Prepaid income taxes - (increase)/decrease	(479)	1,217
Other assets - (increase)	(215)	(122)
Accounts payable - increase	2,154	16
Accrued and other liabilities - increase/(decrease)	198	(4,354)

Net Cash Provided by Operating Activities	10,027	929

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(1,747)	(3,833)
Proceeds from Sale of Assets	9	6

Net Cash Used in Investing Activities	(1,738)	(3,827)

Cash Flows from Financing Activities:
Net Repayment of Long-Term Debt	(1,200)	(1,185)
Net Cash Effect of Exercise Related to Stock Options	228	517

Net Cash Used in Financing Activities	(972)	(668)

Net Increase/(Decrease) in Cash and Cash Equivalents	7,317	(3,566)
Cash and Cash Equivalents - Beginning of Period	158	3,832

Cash and Cash Equivalents - End of Period	$7,475	$266

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$32	$150
Income Taxes Paid	$2,208	$2,118

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Consolidation

The consolidated balance sheet is unaudited as of July 2, 2005 and the consolidated statements of income and the consolidated statements of cash flows are unaudited for the three months and six months ended July 2, 2005 and July 3, 2004. The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating inter-company balances and transactions. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. The financial information included in the quarterly report should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in its annual report on Form 10-K for the year ended December 31, 2004.

Cash Equivalents

Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. The cost of these investments approximates fair value.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue is recognized under long-term contracts on the same basis as other sale transactions.

Provision for Estimated Losses on Contracts

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

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, but do not include any selling, general and administrative expense. Costs under long-term contracts are accumulated into, and removed from, inventory on the same basis as other contracts. The Company assesses the inventory carrying value and reduces it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. The Company’s customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. The Company maintains an allowance for inventories for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

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

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company may incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company performs goodwill impairment tests on an annual basis in the fourth quarter and between annual tests, in certain circumstances, whenever events may indicate an impairment may have occurred. Goodwill is tested for impairment utilizing a two-step method. In the first step, the Company determines the fair value of the reporting unit using expected future discounted cash flows and other market valuation approaches. If the net book value of the reporting unit exceeds the fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to the carrying amount to determine impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

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

	(In thousands)
	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net Income:
As reported	$4,073	$4,307	$8,156	$6,538
Less: Total expense determined under fair value accounting for all awards, net of tax	(236)	(222)	(465)	(395)

Pro forma	$3,837	$4,085	$7,691	$6,143

Earnings Per Common Share:
As reported:
Basic	$.40	$.43	$.81	$.66
Diluted	.40	.42	.80	.64
Pro forma:
Basic	$.38	$.41	$.77	$.62
Diluted	.38	.40	.75	.60

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period. For the three months ended July 2, 2005 and July 3, 2004, income available to common shareholders was $4,073,000 and $4,307,000, respectively. The weighted average number of common shares outstanding for the three months ended July 2, 2005 and July 3, 2004 were 10,060,000 and 9,966,000, respectively; the dilutive shares associated with stock options were 101,000 and 225,000, respectively. For the six months ended July 2, 2005 and July 3, 2004 income available to common shareholders was $8,156,000 and $6,538,000, respectively. The weighted average number of common shares outstanding for the six months ended July 2, 2005 and July 3, 2004 were 10,052,000 and 9,943,000; and the dilutive shares associated with stock options were 139,000 and 262,000, respectively. For the three months ended July 2, 2005 and July 3, 2004 the number of shares not included in the calculations because the impact would have been antidilutive was 266,000 and 28,000, respectively; and for the six months ended July 2, 2005 and July 3, 2004 the number of shares not included in the calculations because the impact would have been antidilutive was 248,000 and 28,000, respectively.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. SFAS No. 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income, as reflected in the Consolidated Statements of Shareholders’ Equity, was

comprised of a minimum pension liability adjustment of $2,117,000, net of tax, at July 2, 2005 and December 31, 2004.

Recent Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which finalized the new accounting rules for share-based compensation including stock options, restricted stock and performance based equity compensation, was issued. SFAS No. 123R is an amendment to FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R will be effective for the Company in the first quarter of 2006. Beginning in January 1, 2006 all stock options or other equity-based awards to employees or directors that vest or become exercisable must be accounted for under SFAS No. 123R. Management is in the process of assessing the impact SFAS No. 123R will have on the Company’s consolidated financial statements.

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

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will become effective for the Company beginning in fiscal 2006. Management is in the process of assessing the impact SFAS No. 151 will have on the Company’s consolidated financial statements.

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

Note 2.	Inventories

Inventories consist of the following:

	(In thousands)
	July 2, 2005	December 31, 2004
Raw materials and supplies	$15,092	$14,566
Work in process	39,364	41,239
Finished goods	1,003	1,265

	55,459	57,070
Less progress payments	5,061	6,610

Total	$50,398	$50,460

Note 3.	Property and Equipment

Property and equipment consist of the following:

	(In thousands)
	July 2, 2005	December 31, 2004
Land	$11,333	$11,333
Buildings and improvements	28,745	28,629
Machinery and equipment	72,343	71,764
Furniture and equipment	12,526	12,512
Construction in progress	2,340	1,715

	127,287	125,953
Less accumulated depreciation and amortization	74,346	70,969

Total	$52,941	$54,984

Depreciation expense was $1,885,000 and $1,861,000 for the three months ended July 2, 2005 and July 3, 2004, respectively, and $3,788,000 and $3,738,000 for the six months ended July 2, 2005 and July 3, 2004, respectively.

Note 4.	Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Pursuant to the nonamortization provisions of SFAS No. 142, there was no goodwill amortization expense and no change in goodwill during the three month and six month periods ended July 2, 2005 and July 3, 2004.

Note 5.	Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	July 2, 2005	December 31, 2004
Bank credit agreement	$—	$800
Notes and other liabilities for acquisitions	—	400

Total debt	—	1,200
Less current portion	—	1,200

Total long-term debt	$—	$—

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (6.25% at July 2, 2005) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions.

Note 6.	Accrued Liabilities

Accrued liabilities consist of the following:

	(In thousands)
	July 2, 2005	December 31, 2004
Accrued compensation	$11,820	$9,970
Provision for environmental costs	4,494	4,469
Customer deposits	1,593	2,584
Accrued insurance costs	2,486	3,375
Accrued contract loss provisions	2,331	3,023
Accrued warranty reserves	1,836	1,728
Accrued state franchise and sales tax	3,042	3,365
Other	2,564	2,038

Total	$30,166	$30,552

Note 7.	Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At July 2, 2005 and December 31, 2004, no preferred shares were issued or outstanding.

The Company did not repurchase any of its common stock during the six months ended July 2, 2005 and during the year ended December 31, 2004.

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

At July 2, 2005, 224,400 common shares were available for future grants and 919,838 common shares were reserved for the exercise of outstanding options.

Note 9.	Employee Benefit Plans

The Company has an unfunded supplemental retirement plan that was suspended in 1986, but which continues to cover certain former executives. The accumulated benefit obligations under the plan at July 2, 2005 and December 31, 2004 were $502,000 and $486,000, respectively, which are included in accrued liabilities.

The Company sponsors, for all of its employees, a 401(k) defined contribution plan under which employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. The Company generally provides a match equal to 50 percent of the employees’ contributions up to the first 4 percent of compensation, except for union employees who are not eligible to receive the match. The Company matching contributions for the three months ended July 2, 2005 and July 3, 2004 were approximately $170,000 and $186,000, respectively. The Company matching contributions for the six months ended July 2, 2005 and July 3, 2004 were approximately $335,000 and $360,000, respectively.

The Company provides postretirement benefits for a former executive of the Company. The accrued postretirement benefit cost under this plan is included in accrued liabilities.

The components of net periodic postretirement benefits cost for this plan are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost	$—	$—	$—	$—
Interest cost	7	18	15	36
Expected return on plan assets	—	—	—	—
Amortization of net transition obligation	—	27	—	48
Amortization of actuarial gain	—	(5)	—	(10)

	$7	$40	$15	$74

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for this plan are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost	$154	$127	$308	$253
Interest cost	151	156	303	312
Expected return on plan assets	(207)	(182)	(414)	(363)
Amortized losses	35	40	70	79

Net periodic pension cost	$133	$141	$267	$281

On December 31, 2004, the Company’s annual measurement date, and July 2, 2005, the accumulated benefits obligation, related to the defined benefit plan, exceeded the fair value of the plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized a minimum pension liability at July 2, 2005 and December 31, 2004 of $2,117,000, net of tax, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as a pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. There were no charges during the three months and six months ended July 2, 2005 and July 3, 2004.

Amounts recognized in the statement of financial position consist of:

	(In thousands)
	Pension Benefits		Other Benefits
	July 2, 2005	December 31, 2004	July 2, 2005	December 31, 2004
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(1,606)	(1,339)	(663)	(976)
Accumulated other comprehensive income	2,742	2,742	—	—

Net amount recognized	$1,136	$1,403	$(663)	$(976)

The Company’s funding policy is to contribute cash to its pension plan so that the minimum contribution requirement established by government funding and taxing authorities are met. The Company plans to make no contribution to its pension plan in 2005.

Note 10.	Indemnifications and Warranty Liability

Indemnifications

The Company has made guarantees and indemnities under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, the Company has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments the Company could be obligated to make.

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

The warranty liability at July 2, 2005 and December 31, 2004 was $1,836,000 and $1,728,000, respectively, and includes $1,768,000 at July 2, 2005 for product returns on the Apache blade program.

Information regarding the changes in the Company’s aggregate warranty liability is as follows for the three months ended July 2, 2005 and the year ended December 31, 2004:

	(In thousands)
	July 2, 2005	December 31, 2004
Warranty liability at beginning of period	$1,728	$1,759
Accruals for warranties during the period	138	64
Adjustments relating to pre-existing warranties	(30)	(95)

Warranty liability at end of period	$1,836	$1,728

Note 11.	Leases

The Company leases certain facilities and equipment for periods ranging from 1 to 8 years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense for the periods ended July 2, 2005 and July 3, 2004, was $1,422,000 and $1,441,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at July 2, 2005, are as follows:

(In thousands)
Lease Commitments
2005	$1,092
2006	2,183
2007	1,975
2008	1,024
2009	532
Thereafter	1,093

Total	$7,899

Note 12.	Contingencies

The Ducommun AeroStructures, Inc. (“DAS”) facility located in El Mirage, California has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination. Based upon currently available information, the Company has established a provision for the cost of such investigation and corrective action of $1.5 million. However, the Company’s ultimate liability in connection with the contamination will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the corrective action.

The Company’s subsidiary, Composite Structures, LLC (“Composite”), and several other companies have been ordered by a California environmental agency to investigate and clean up soil and groundwater contamination at its Monrovia, California facility. The Company does not presently expect that this matter will have a material adverse effect on its consolidated financial position or results of operation.

In December 2004, a California environmental agency issued an order to DAS and other companies and government entities which allegedly sent hazardous waste to a landfill in West Covina, California. The order directs DAS and the other companies and government entities to take over the closure and post-closure operation of the landfill and to take certain other actions. The Company, at this time, is unable to estimate reliably its future liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $164,000 and $3.5 million. The Company has recorded a provision at the minimum amount of the range of approximately $164,000.

In December 2004, the Orange County Water District filed a lawsuit against American Electronic, Inc. (“AEI”), a subsidiary of the Company, and other companies, to recover damages relating to contamination of groundwater within the District. The Company does not presently expect that this matter will have a material adverse effect on its consolidated financial position or results of operation.

On June 1, 2005, the Company was served with a summons and complaint in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas. The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in 32 aircraft ultimately sold to the United States government. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

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

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon and Lockheed Martin. During the second quarter of 2005 and 2004, sales to Boeing were $30,159,000 and $26,846,000, respectively; sales to Raytheon were $5,194,000 and $6,107,000, respectively; and

sales to Lockheed Martin were $5,405,000 and $3,534,000, respectively. At July 2, 2005, trade receivables from Boeing, Raytheon and Lockheed Martin were $12,028,000, $2,152,000 and $3,049,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

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

Financial information by reporting segment is set forth below:

	(In thousands)
	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net Sales:
Ducommun AeroStructures, Inc.	$42,656	$37,550	$86,499	$77,076
Ducommun Technologies, Inc.	19,342	19,833	39,311	38,554

Total Net Sales	$61,998	$57,383	$125,810	$115,630

Segment Operating Income (1):
Ducommun AeroStructures, Inc.	$4,785	$4,861	$8,252	$6,636
Ducommun Technologies, Inc.	1,979	3,882	4,734	6,899

	6,764	8,743	12,986	13,535
Corporate General and Administrative Expenses	(405)	(2,595)	(1,899)	(3,763)

Total Operating Income	$6,359	$6,148	$11,087	$9,772

Depreciation and Amortization Expenses:
Ducommun AeroStructures, Inc.	$1,572	$1,520	$3,158	$3,050
Ducommun Technologies, Inc.	291	336	585	679
Corporate Administration	22	5	45	9

Total Depreciation and Amortization Expenses	$1,885	$1,861	$3,788	$3,738

Capital Expenditures:
Ducommun AeroStructures, Inc.	$713	$1,646	$1,271	$3,264
Ducommun Technologies, Inc.	437	147	437	422
Corporate Administration	22	147	39	147

Total Capital Expenditures	$1,172	$1,940	$1,747	$3,833

(1)	Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	July 2, 2005	December 31, 2004
Total Assets:
Ducommun AeroStructures, Inc.	$143,157	$140,055
Ducommun Technologies, Inc.	50,853	51,586
Corporate Administration	20,142	12,912

Total Assets	$214,152	$204,553

Goodwill
Ducommun AeroStructures, Inc.	$36,785	$36,785
Ducommun Technologies, Inc.	20,416	20,416

Total Goodwill	$57,201	$57,201

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ducommun designs, engineers and manufactures aerostructure and electromechanical components and subassemblies principally for the aerospace industry. Sales, diluted earnings per share, gross profit as a percent of sales, selling, general and administrative expense as a percent of sales, and the effective tax rate in the second quarter and six months of 2005 and 2004, respectively, were as follows:

	Second Quarter		Six Months
	2005	2004	2005	2004
Sales (in $000’s)	$61,998	$57,383	$125,810	$115,630
Diluted Earnings Per Share	$.40	$.42	$.80	$.64
Gross Profit % of Sales	22.8%	24.6%	20.4%	21.2%
SG&A Expense % of Sales	12.5%	13.9%	11.6%	12.8%
Effective Tax Rate	35.9%	29.1%	25.9%	31.6%

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. The Company’s mix of military, commercial and space business in the second quarter and six months of 2005 and 2004, respectively, were approximately as follows:

	Second Quarter		Six Months
	2005	2004	2005	2004
Military	63%	61%	62%	61%
Commercial	33%	35%	35%	35%
Space	4%	4%	3%	4%

Total	100%	100%	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache helicopter programs. Sales to these programs, as a percentage of total sales, for the second quarter and six months of 2005 and 2004, respectively, were approximately as follows:

	Second Quarter		Six Months
	2005	2004	2005	2004
Boeing Commercial Aircraft	14%	17%	14%	19%
Boeing C-17 Aircraft	13%	13%	12%	13%
Boeing Apache Helicopter	19%	17%	19%	17%
All Others	54%	53%	55%	51%

Total	100%	100%	100%	100%

Results of Operations

Second Quarter 2005 Compared to Second Quarter 2004

Net sales in the second quarter of 2005 were $61,998,000, compared to net sales of $57,383,000 for the second quarter of 2004. The Company’s mix of business in the second quarter of 2005 was approximately 63% military, 33% commercial, and 4% space, compared to 61% military, 35% commercial, and 4% space in the second quarter of 2004.

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon and Lockheed Martin. During the second quarter of 2005 and 2004, sales to Boeing were $30,159,000 and $26,846,000, respectively; sales to Raytheon were $5,194,000 and $6,107,000, respectively; and sales to Lockheed Martin were $5,405,000 and $3,534,000, respectively. At July 2, 2005, trade receivables from Boeing, Raytheon and Lockheed Martin were $12,028,000, $2,152,000 and $3,049,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $39,218,000, or 63% of total sales in the second quarter of 2005, compared to $34,929,000, or 61% of total sales in the second quarter of 2004. The increase in military sales in the second quarter of 2005 resulted principally from an increase in sales to the Apache helicopter program at Ducommun AeroStructrues, Inc. (“DAS”). The Apache helicopter program accounted for approximately $11,991,000 in sales in the second quarter of 2005, compared to $9,561,000 in sales in second quarter of 2004. The C-17 program accounted for approximately $8,234,000 in sales in the second quarter of 2005, compared to $7,403,000 in sales in the second quarter of 2004.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $20,258,000 or 33% of total sales in the second quarter of 2005, compared to $20,080,000, or 35% of total sales in the second quarter of 2004. During the second quarter of 2005, commercial sales were higher, principally because of an increase in commercial aftermarket sales, partially offset by lower sales to the Boeing 737/737NG program. Sales to the Boeing 737/737NG program accounted for approximately $5,824,000 in sales in the second quarter of 2005, compared to $7,145,000 in sales in the second quarter of 2004.

In the space sector, the Company produces components for the expendable fuel tank which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $2,522,000, or 4% of total sales in the second quarter of 2005, compared to $2,374,000, or 4% of total sales in the second quarter 2004. During the second quarter of 2005, sales related to space programs were higher due to higher sales for the Space Shuttle program.

Gross profit, as a percentage of sales, decreased to 22.8% in the second quarter of 2005 from 24.6% in the second quarter of 2004. The gross profit margin decrease was primarily the result of higher operating costs at Ducommun AeroStructures and Ducommun Technologies and changes in sales mix compared to the second quarter of 2004.

Selling, general and administrative expenses, as a percentage of sales, were 12.5% in the second quarter of 2005, compared to 13.9% in the second quarter of 2004, primarily because of the higher sales volume in second quarter of 2005.

Interest expense decreased to $7,000 in the second quarter of 2005, compared to $76,000 in the second quarter of 2004 primarily due to lower debt levels in 2005 compared to 2004.

Income tax expense increased to $2,279,000 in the second quarter of 2005, compared to $1,765,000 in the second quarter of 2004. The Company’s effective tax rate for the second quarter of 2005 was 35.9%, compared to 29.1% in the second quarter of 2004, the difference primarily attributable to higher research and development tax credits in 2004. The Company currently expects its effective tax rate for the full year 2005 to be in the range of 26 to 30 percent with significant fluctuations from quarter-to-quarter during the year. Cash expended to pay income taxes increased to $2,182,000 in the second quarter of 2005, compared to $2,025,000 in the second quarter of 2004.

Net income for the second quarter of 2005 was $4,073,000, or $0.40 diluted earnings per share, compared to $4,307,000, or $0.42 diluted earnings per share, in the second quarter of 2004.

Six Months of 2005 Compared to Six Months of 2004

Net sales in the first six months of 2005 were $125,810,000, compared to net sales of $115,630,000 for the first six months of 2004. The Company’s mix of business in the first six months of 2005 was approximately 62% military, 35% commercial, and 3% space, compared to 61% military, 35% commercial, and 4% space in the first six months of 2004.

The Company had substantial sales, through both its business segments, to Boeing, Raytheon and Lockheed Martin. During the first six months of 2005 and 2004, sales to Boeing were $58,452,000 and $54,645,000 respectively; sales to Raytheon were $11,442,000 and $13,756,000, respectively; and sales to Lockheed Martin were $9,771,000 and $6,879,000, respectively. At July 2, 2005, trade receivables from Boeing, Raytheon and Lockheed Martin were $12,028,000, $2,152,000 and $3,049,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $77,925,000, or 62% of total sales in the first six months of 2005, compared to $70,726,000, or 61% of total sales in the first six months of 2004. The increase in military sales in the first six months of 2005 resulted principally from an increase in military sales at Ducommun Technologies and an increase in sales for the Apache helicopter program. In the first six months of 2005, the Apache helicopter program accounted for approximately $24,041,000 in sales, compared to $19,923,000 in sales in the first six months of 2004, and the C-17 program accounted for approximately $15,544,000 in sales, compared to $14,858,000 in sales in the first six months of 2004.

The Company’s commercial business is represented on many of today’s major commercial aircraft. During the first six months of 2005, sales related to commercial business were approximately $43,441,000, or 35% of total sales, compared to $40,242,000, or 35% in the first six months of 2004.

During the six months of 2005, commercial sales were higher, principally because of an increase in commercial aftermarket sales, partially offset by lower sales to the Boeing 737/737NG program. The Boeing 737/737NG program accounted for approximately $11,947,000 in sales in the first six months of 2005, compared to $15,756,000 in sales in the first six months of 2004.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. During the first six months of 2005, sales related to space programs were approximately $4,444,000, or 3% of total sales, compared to $4,662,000, or 4% of total sales, in the first six months of 2004.

At July 2, 2005, backlog believed to be firm was approximately $355,416,000, compared to $305,352,000 at December 31, 2004. The backlog increase from December 31, 2004 was primarily due to higher bookings than shipments, primarily for the Apache helicopter program, the C-17 program and the Boeing 737/737NG program. Approximately $104,000,000 of the total backlog is expected to be delivered during the remainder of 2005. Backlog at July 2, 2005 included approximately $122,000,000 of backlog for the Apache helicopter program, $42,000,000 of backlog for the C-17 program, $37,000,000 of backlog for the Space Shuttle program, and $27,000,000 of backlog for the 737/737NG program. Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

Gross profit, as a percentage of sales, decreased to 20.4% in the first six months of 2005 from 21.2% in the first six months of 2004. This decrease was primarily the result of higher operating costs at Ducommun AeroStructures and Ducommun Technologies and changes in sales mix compared to the first six months for 2004.

Selling, general and administrative expenses, as a percentage of sales, were 11.6% in the first six months of 2005, compared to 12.8% in the first six months of 2004, primarily due to higher sales volume in the first six months of 2005.

Interest expense decreased to $85,000 in the first six months of 2005 compared $214,000 for the first six months of 2004. The decrease in interest expense was primarily due to lower debt levels in 2005 compared to 2004.

Income tax expense decreased to $2,846,000 in the first six months of 2005, compared to $3,020,000 in the first six months of 2004. The Company’s effective tax rate for the first six months of 2005 was 25.9%, compared to 31.6% in the first six months of 2004. The effective tax rate in the first six months of 2005 benefited from reductions in income tax reserves established in prior periods and research and development tax credits. The reduction in income tax reserves resulted from the favorable resolution of tax audit examinations and the expiration of certain tax statutes of limitations in the first quarter of 2005. The Company currently expects its effective tax rate for the full year 2005 to be in the range of 26 to 30 percent with significant fluctuations from quarter-to-quarter during the year. Cash expended to pay income taxes increased to $2,208,000 in the first six months of 2005, compared to $2,118,000 in the first six months of 2004.

Net income for the first six months of 2005 was $8,156,000, or $0.80 diluted earnings per share, compared to $6,538,000, or $0.64 diluted earnings per share, in the first six months of 2004.

Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities for the first six months of 2005 was $10,027,000, compared to $929,000 for the first six months of 2004. Net cash provided by operating activities for the first six months of 2005 included $8,156,000 of net income, $3,788,000 of depreciation, a $1,422,000 deferred income tax provision, a $2,154,000 increase in accounts payable due to timing of payments of vendors invoices, partially offset by an increase in accounts receivable of $4,455,000, primarily due to higher sales and the timing of shipments and billings to customers, a net reduction of $692,000 in accrued contract loss provisions related to shipments made during the first six months of 2005, and an increase in prepaid income taxes of $479,000.

Net cash used in investing activities for the first six months of 2005 consisted primarily of $1,747,000 of capital expenditures.

Net cash used in financing activities in the first six months of 2005 of $972,000 included $1,200,000 of net repayments by the Company of principal on outstanding borrowings, partially offset by $228,000 of net cash received from the exercise of common stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (6.25% at July 2, 2005) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions.

The Company expects to spend less than $6,000,000 for capital expenditures in 2005. The Company believes that the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. Accordingly, the Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft and space programs.

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

As of July 2, 2005 the Company had the following categories of contractual obligations (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Operating leases	7,899	2,183	3,593	1,287	836
Minimum pension liabilities	2,117	—	2,117	—	—

Total	$10,016	$2,183	$5,710	$1,287	$836

On June 1, 2005, the Company was served with a summons and complaint in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas. The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in 32 aircraft ultimately sold to the United States government. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

The DAS facility located in El Mirage, California has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination. Based upon currently available information, the Company has established a provision for the cost of such investigation and corrective action of $1.5 million. However, the Company’s ultimate liability in connection with the contamination will depend upon a number of factors, including changes in existing laws and regulations, and the design and cost of the construction, operation and maintenance of the corrective action.

The Company’s subsidiary, Composite Structures, LLC (“Composite”), and several other companies have been ordered by a California environmental agency to investigate and clean up soil and groundwater contamination at its Monrovia, California facility. The Company has recorded a provision for this matter and does not presently expect that the matter will have a material adverse effect on its consolidated financial position or results of operations.

In December 2004, a California environmental agency issued an order to DAS and other companies and government entities which allegedly sent hazardous waste to a landfill in West Covina, California. The order directs DAS and the other companies and government entities to take over the closure and post-closure operation of the landfill and to take certain other actions. The Company, at this time, is unable to estimate reliably its future liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $164,000 and $3.5 million. The Company has recorded a provision at the minimum amount of the range of approximately $164,000.

In December 2004, the Orange County Water District filed a lawsuit against American Electronic, Inc. (“AEI”), a subsidiary of the Company, and other companies, to recover damages, relating to contamination of groundwater within the District. The Company has recorded a provision for this matter and does not presently expect that the matter will have a material adverse effect on its consolidated financial position or results of operations.

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

Critical Accounting Policies

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.”

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue is recognized under long-term contracts on the same basis as other sale transactions.

Provision for Estimated Losses on Contracts

The Company records provisions for estimated losses on contracts in the period in which such losses are identified. The provisions for estimated losses on contracts require management to make certain estimates and assumptions, including with respect to the future revenue under a contract and the future cost to complete the contract. Management’s estimate of the future cost to complete a contract may include assumptions as to improvements in manufacturing efficiency and reductions in operating and material costs. If any of these or other assumptions and estimates are not recognized in the future, the Company may be required to record additional provisions for estimated losses on contracts.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses from the inability of customers to make required payments. The allowance for doubtful accounts is evaluated periodically based on the aging of accounts receivable, the financial condition of customers and their payment history, historical write-off experience and other assumptions. The determination of the allowance for doubtful accounts requires management to make estimates as to these and other factors on the ultimate realization of accounts receivable. These estimates historically have not resulted in material adjustments in subsequent periods when the estimates were adjusted to actual amounts.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, but do not include any selling, general and administrative expense. Costs under long-term contracts are accumulated into, and removed from, inventory on the same basis as other contracts. The Company assesses the inventory carrying value and reduces it if necessary to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. The Company’s customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. The Company maintains an allowance for inventories for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values. If market conditions are less favorable than those projected by management, such as an unanticipated decline in demand not meeting expectations, inventory write-downs may be required.

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company may incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company performs goodwill impairment tests on an annual basis in the fourth quarter and between annual tests, in certain circumstances, whenever events may indicate an impairment may have occurred. Goodwill is tested for impairment utilizing a two-step method. In the first step, the Company determines the fair value of the reporting unit using expected future discounted cash flows and other market valuation approaches. If the net book value of the reporting unit exceeds the fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to the carrying amount to determine impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. In the event that a goodwill impairment charge is required, it would adversely affect the operating results and financial condition of the Company. Goodwill at July 2, 2005 and December 31, 2004 was $57,201,000.

Recent Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which finalized the new accounting rules for share-based compensation including stock options, restricted stock and performance based equity compensation, was issued. SFAS No. 123R is an amendment to FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R will be effective for the Company in the first quarter of 2006. Beginning in January 1, 2006 all stock options or other equity-based awards to employees or directors that vest or become exercisable must be accounted for under SFAS No. 123R. Management is in the process of assessing the impact SFAS No. 123R will have on the Company’s consolidated financial statements.

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

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will become effective for the Company beginning in fiscal 2006. Management is in the process of assessing the impact SFAS No. 151 will have on the Company’s consolidated financial statements.

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

Military and Space-Related Products Are Dependent Upon Government Spending

The Company estimates that, in the second quarter of 2005, approximately 67% of its sales were derived from military and space markets. These military and space markets are largely dependent upon government spending, particularly by the United States government. Changes in the levels of spending for military and space could improve or negatively impact the Company’s prospects in its military and space markets. Funding for the Space Shuttle program, in particular, is uncertain, and any reduction in production rates for the Space Shuttle program would adversely affect the Company.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter Programs

The Company estimates that, in the second quarter 2005, approximately 14% of its sales were for Boeing commercial aircraft, 13% of its sales were for the C-17 aircraft, and 19% of its sales were for the Apache helicopter. The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter are principally for replacement rotor blades. Any significant change in production rates for these programs would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company. For example, the Company manufactures the spoilers for the Boeing 737NG aircraft (the “737 Spoilers”), which contributed approximately $13,870,000 to sales in 2004. The Company has been informed that a competitor has been awarded a contract to produce the 737 Spoilers. Although the precise timing and amount of any transition of work to the competitor is presently unknown, such a transition of work may occur as early as the end of 2006.

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

The Company Faces Risks Associated with Acquisitions and Dispositions of Businesses

A key element of the Company’s long-term strategy has been growth through acquisitions. The Company is continuously reviewing and actively pursuing acquisitions, including acquisitions outside of its current aerospace markets. Acquisitions may require the Company to incur additional indebtedness, resulting in increased leverage. Any significant acquisition may result in a material weakening of the Company’s financial position and a material increase in the Company’s cost of borrowings. Acquisitions also may require the Company to issue additional equity, resulting in dilution to existing stockholders. This additional financing for acquisitions may not be available on terms acceptable or favorable to the Company. Acquired businesses may not achieve anticipated results, and could result in a material adverse effect on the Company’s financial condition, results of operations and cash flows. The Company also periodically reviews its existing businesses to determine if they are consistent with the Company’s strategy. The Company has sold, and may sell in the future, business units and product lines, which may result in either a gain or loss on disposition.

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

The Company’s chief executive officer and chief financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(c)), that such disclosure controls and procedures were effective as of the end of the period covered by this report. No change in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting except as indicated below.

During the second quarter of 2005, the Company implemented a new Baan information system at one location of Ducommun AeroStructures, Inc. (“DAS”). Two other locations of DAS were utilizing the Baan information system prior to the second quarter of 2005. The Company is continuing to implement the Baan information system throughout DAS, and in that process, expects that there will be future material changes in internal control as a result of the implementation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On June 1, 2005, the Company was served with a summons and complaint in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas. The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in 32 aircraft ultimately sold to the United States government. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

Issuer Purchases of Equity Securities For the Three Months Ended July 2, 2005

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicy Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs **
Month beginning April 03, 2005 and ending April 30, 2005	0	$0.00	0	$4,704,000
Month beginning May 01, 2005 and ending May 28, 2005	0	$0.00	0	$4,704,000
Month beginning May 29, 2005 and ending July 02, 2005	0	$0.00	0	$4,704,000
Total	0	$0.00	0	$4,704,000

*	All shares repurchased were made pursuant to stock-for-stock exercises of nonqualified stock options under the Company's stock option and stock incentive plans.

**	Since 1998, the Company's Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. From 1998 to 2001, the Company repurchased in the open market 1,918,962 shares of its common stock for a total of $25,296,000. A total of $4,740,000 remains available for share repurchase under the authorization which has no expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Shareholders of the Company was held on May 4, 2005. At the meeting, the shareholders approved the election of Robert C. Ducommun as a director to serve for a two-year term ending in 2007, the election of Thomas P. Mullaney and Robert D. Paulson as directors to serve for three-year terms ending in 2008, and the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2005. The shareholder vote on these matters was as follows:

	For	Withheld
Election of Robert C. Ducommun as a director for a two-year term expiring in 2007	8,501,991	79,390
Election of Thomas P. Mullaney as a director for a three-year term expiring in 2008	8,535,605	54,776
Election of Robert D. Paulson as a director for a three-year term expiring in 2008	8,571,681	18,700

	For	Against	Abstain
Ratification of Selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2005	8,418,419	171,777	455

The directors whose terms of office continued after the 2005 Annual Meeting of Shareholders were Joseph C. Berenato, H. Frederick Christie, Eugene P. Conese, Jr., and Ralph D. Crosby, Jr.

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

Date: August 1, 2005