Form 10-Q
period 2005-10-01
DUCOMMUN INC /DE/
filed 2005-11-01
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 1, 2005, there were outstanding 10,078,919 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 1, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$13,858	$158
Accounts receivable (less allowance for doubtful accounts of $223 and $333)	33,901	26,909
Inventories	51,048	50,460
Deferred income taxes	5,543	7,389
Prepaid income taxes	326	598
Other current assets	5,074	4,397

Total Current Assets	109,750	89,911
Property and Equipment, Net	52,556	54,984
Goodwill	57,201	57,201
Other Assets	2,350	2,457

	$221,857	$204,553

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$—	$1,200
Accounts payable	14,864	12,772
Accrued liabilities	33,461	30,552

Total Current Liabilities	48,325	44,524
Deferred Income Taxes	7,029	6,421
Other Long-Term Liabilities	2,117	2,117

Total Liabilities	57,471	53,062

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 10,078,919 shares in 2005 and 10,042,116 shares in 2004	101	100
Additional paid-in capital	41,461	41,038
Retained earnings	124,941	112,470
Accumulated other comprehensive loss	(2,117)	(2,117)

Total Shareholders’ Equity	164,386	151,491

	$221,857	$204,553

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Three Months Ended
	October 1, 2005	October 2, 2004
Net Sales	$63,008	$51,835
Operating Costs and Expenses:
Cost of goods sold	49,958	42,599
Selling, general and administrative expenses	7,555	6,046

Total Operating Costs and Expenses	57,513	48,645

Operating Income	5,495	3,190
Interest Income/(Expense)	407	(27)

Income Before Taxes	5,902	3,163
Income Tax Expense	(1,587)	(411)

Net Income	$4,315	$2,752

Earnings Per Share:
Basic earnings per share	$0.43	$0.28
Diluted earnings per share	$0.42	$0.27
Weighted Average Number of Common Shares Outstanding:
Basic	10,069	9,990
Diluted	10,222	10,173

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Nine Months Ended
	October 1, 2005	October 2, 2004
Net Sales	$188,818	$167,465
Operating Costs and Expenses:
Cost of goods sold	150,041	133,674
Selling, general and administrative expenses	22,195	20,829

Total Operating Costs and Expenses	172,236	154,503

Operating Income	16,582	12,962
Interest Income/(Expense)	322	(241)

Income Before Taxes	16,904	12,721
Income Tax Expense	(4,433)	(3,431)

Net Income	$12,471	$9,290

Earnings Per Share:
Basic earnings per share	$1.24	$0.93
Diluted earnings per share	$1.22	$0.91
Weighted Average Number of Common Shares Outstanding:
Basic	10,058	9,959
Diluted	10,190	10,164

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For Nine Months Ended
	October 1, 2005	October 2, 2004
Cash Flows from Operating Activities:
Net Income	$12,471	$9,290
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization	5,652	5,581
Deferred income tax provision	2,454	1,035
Income tax benefit related to the exercise of nonqualified stock options	177	510
Increase in doubtful accounts	(110)	(184)
(Gain)/Loss on sale of assets	(13)	186
Net increase/(reduction) of warranty reserves	108	(24)
Net (reduction of)/provision for contract cost overruns	(574)	577
Changes in Assets and Liabilities:
Accounts receivable - (increase)/decrease	(6,882)	166
Inventories - (increase)	(588)	(11,857)
Prepaid income taxes - decrease	272	1,217
Other assets - (increase)	(570)	(2,217)
Accounts payable - increase	2,092	2,310
Accrued and other liabilities - increase/(decrease)	3,375	(5,514)

Net Cash Provided by Operating Activities	17,864	1,076

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(3,229)	(4,825)
Proceeds from Sale of Assets	18	28

Net Cash Used in Investing Activities	(3,211)	(4,797)

Cash Flows from Financing Activities:
Net Repayment of Long-Term Debt	(1,200)	(685)
Net Cash Effect of Exercise Related to Stock Options	247	954

Net Cash (Used in)/Provided by Financing Activities	(953)	269

Net Increase/(Decrease) in Cash and Cash Equivalents	13,700	(3,452)
Cash and Cash Equivalents - Beginning of Period	158	3,832

Cash and Cash Equivalents - End of Period	$13,858	$380

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$32	$191
Income Taxes Paid	$2,237	$2,172

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated balance sheet is unaudited as of October 1, 2005 and the consolidated statements of income and the consolidated statements of cash flows are unaudited for the three months and nine months ended October 1, 2005 and October 2, 2004. The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating inter-company balances and transactions. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. The financial information included in the quarterly report should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in its annual report on Form 10-K for the year ended December 31, 2004.

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

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net Income:
As reported	$4,315	$2,752	$12,471	$9,290
Less: Total expense determined under fair value accounting for all awards, net of tax	(288)	(245)	(826)	(640)

Pro forma	$4,027	$2,507	$11,645	$8,650

Earnings Per Common Share:
As reported:
Basic	$.43	$.28	$1.24	$.93
Diluted	.42	.27	1.22	.91
Pro forma:
Basic	$.40	$.25	$1.16	$.87
Diluted	.39	.25	1.14	.85

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period. For the three months ended October 1, 2005 and October 2, 2004, income available to common shareholders was $4,315,000 and $2,752,000, respectively. The weighted average number of common shares outstanding for the three months ended October 1, 2005 and October 2, 2004 were 10,069,000 and 9,990,000, respectively; the dilutive shares associated with stock options were 153,000 and 183,000, respectively. For the nine months ended October 1, 2005 and October 2, 2004 income available to common shareholders was $12,471,000 and $9,290,000, respectively. The weighted average number of common shares outstanding for the nine months ended October 1, 2005 and October 2, 2004 were 10,058,000 and 9,959,000; and the dilutive shares associated with stock options were 132,000 and 205,000, respectively. For the three months ended October 1, 2005 and October 2, 2004 the number of shares not included in the calculations because the impact would have been antidilutive was 48,000 and 43,000, respectively; and for the nine months ended October 1, 2005 and October 2, 2004 the number of shares not included in the calculations because the impact would have been antidilutive was 246,000 and 43,000, respectively.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. SFAS No. 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, was comprised of a minimum pension liability adjustment of $2,117,000, net of tax, at October 1, 2005 and December 31, 2004.

Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) announced that FSP No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” is effective for reporting periods beginning after December 15, 2005. This Position concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset, and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. This Position requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense, included in income from continuing operations. We do not expect the adoption of FSP No. 13-1 to have an impact on our financial condition, results of operations or cash flows.

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement will be effective for fiscal years beginning after December 15, 2005. The Company will adopt this Statement when it becomes effective. The adoption of this Statement could have a significant impact on the Company’s financial results of operations and financial position, should there be a change in accounting principle once this Statement is implemented.

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

Note 2. Inventories

Inventories consist of the following:

	(In thousands)
	October 1, 2005	December 31, 2004
Raw materials and supplies	$14,371	$14,566
Work in process	41,196	41,239
Finished goods	1,170	1,265

	56,737	57,070
Less progress payments	5,689	6,610

Total	$51,048	$50,460

Note 3. Property and Equipment

Property and equipment consist of the following:

	(In thousands)
	October 1, 2005	December 31, 2004
Land	$11,333	$11,333
Buildings and improvements	28,837	28,629
Machinery and equipment	72,801	71,764
Furniture and equipment	12,823	12,512
Construction in progress	2,931	1,715

	128,725	125,953
Less accumulated depreciation and amortization	76,169	70,969

Total	$52,556	$54,984

Depreciation expense was $1,864,000 and $1,793,000 for the three months ended October 1, 2005 and October 2, 2004, respectively, and $5,652,000 and $5,581,000 for the nine months ended October 1, 2005 and October 2, 2004, respectively.

Note 4. Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Pursuant to the nonamortization provisions of SFAS No. 142, there was no goodwill amortization expense and no change in goodwill during the three month and nine month periods ended October 1, 2005 and October 2, 2004.

Note 5. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	October 1, 2005	December 31, 2004
Bank credit agreement	$—	$800
Notes and other liabilities for acquisitions	—	400

Total debt	—	1,200
Less current portion	—	1,200

Total long-term debt	$—	$—

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (6.75% at October 1, 2005) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions.

Note 6. Accrued Liabilities

Accrued liabilities consist of the following:

	(In thousands)
	October 1, 2005	December 31, 2004
Accrued compensation	$14,118	$9,970
Provision for environmental costs	4,519	4,469
Customer deposits	1,846	2,584
Accrued insurance costs	2,654	3,375
Accrued contract loss provisions	2,449	3,023
Accrued warranty reserves	1,836	1,728
Accrued state franchise and sales tax	3,501	3,365
Other	2,538	2,038

Total	$33,461	$30,552

Note 7. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At October 1, 2005 and December 31, 2004, no preferred shares were issued or outstanding.

The Company did not repurchase any of its common stock during the nine months ended October 1, 2005 and during the year ended December 31, 2004.

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

At October 1, 2005, 233,550 common shares were available for future grants and 875,338 common shares were reserved for the exercise of outstanding options.

Note 9. Employee Benefit Plans

The Company has an unfunded supplemental retirement plan that was suspended in 1986, but which continues to cover certain former executives. The accumulated benefit obligations under the plan at October 1, 2005 and December 31, 2004 were $496,000 and $486,000, respectively, which are included in accrued liabilities.

The Company sponsors, for all of its employees, a 401(k) defined contribution plan under which employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. The Company generally provides a match equal to 50 percent of the employees’ contributions up to the first 4 percent of compensation, except for union employees who are not eligible to receive the match. The Company matching contributions for the three months ended October 1, 2005 and October 2, 2004 were approximately $170,000 and $186,000, respectively. The Company matching contributions for the nine months ended October 1, 2005 and October 2, 2004 were approximately $522,000 and $537,000, respectively.

The Company provides postretirement benefits for a former executive of the Company. The accrued postretirement benefit cost under this plan is included in accrued liabilities.

The components of net periodic postretirement benefits cost for this plan are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost	$—	$—	$—	$—
Interest cost	8	18	23	54
Expected return on plan assets	—	—	—	—
Amortization of net transition obligation	—	12	—	60
Amortization of actuarial gain	—	(5)	—	(15)

	$8	$25	$23	$99

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for this plan are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost	$154	$127	$462	$380
Interest cost	152	156	455	467
Expected return on plan assets	(207)	(182)	(621)	(545)
Amortized losses	35	40	105	119

Net periodic pension cost	$134	$141	$401	$421

On December 31, 2004, the Company’s annual measurement date, and October 1, 2005, the accumulated benefits obligation, related to the defined benefit plan, exceeded the fair value of the plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized a minimum pension liability at October 1, 2005 and December 31, 2004 of $2,117,000, net of tax, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as a pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. There were no charges during the three months and nine months ended October 1, 2005 and October 2, 2004.

The Company’s funding policy is to contribute cash to its pension plan so that the minimum contribution requirements established by government funding and taxing authorities are met. The Company plans to make no contribution to its pension plan in 2005.

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

The warranty liability at October 1, 2005 and December 31, 2004 was $1,836,000 and $1,728,000, respectively, and includes $1,768,000 at October 1, 2005 for product returns on the Apache blade program.

Information regarding the changes in the Company’s aggregate warranty liability is as follows for the three months ended October 1, 2005 and the year ended December 31, 2004:

	(In thousands)
	October 1, 2005	December 31, 2004
Warranty liability at beginning of period	$1,728	$1,759
Accruals for warranties during the period	138	64
Adjustments relating to pre-existing warranties	(30)	(95)

Warranty liability at end of period	$1,836	$1,728

Note 11. Leases

The Company leases certain facilities and equipment for periods ranging from 1 to 8 years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense for the nine month periods ended October 1, 2005 and October 2, 2004, was $2,115,000 and $2,134,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at October 1, 2005, are as follows:

(In thousands)

Lease Commitments
2005	$555
2006	2,219
2007	1,977
2008	1,024
2009	531
Thereafter	1,093

Total	$7,399

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

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon and Lockheed Martin. During the third quarter of 2005 and 2004, sales to Boeing were $31,299,000 and $21,696,000, respectively; sales to Raytheon were $5,734,000 and $5,569,000, respectively; and sales to Lockheed Martin were $4,788,000 and $3,743,000, respectively. At October 1, 2005, trade receivables from Boeing, Raytheon and Lockheed Martin were $8,422,000, $3,649,000 and $3,049,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

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

Financial information by reporting segment is set forth below:

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net Sales:
Ducommun AeroStructures, Inc.	$43,992	$32,867	$130,491	$109,943
Ducommun Technologies, Inc.	19,016	18,968	58,327	57,522

Total Net Sales	$63,008	$51,835	$188,818	$167,465

Segment Operating Income (1):
Ducommun AeroStructures, Inc.	$4,506	$800	$12,758	$7,436
Ducommun Technologies, Inc.	2,239	2,893	6,973	9,792

	6,745	3,693	19,731	17,228
Corporate General and Administrative Expenses	(1,250)	(503)	(3,149)	(4,266)

Total Operating Income	$5,495	$3,190	$16,582	$12,962

Depreciation and Amortization Expenses:
Ducommun AeroStructures, Inc.	$1,524	$1,505	$4,682	$4,555
Ducommun Technologies, Inc.	316	328	901	1,007
Corporate Administration	24	10	69	19

Total Depreciation and Amortization Expenses	$1,864	$1,843	$5,652	$5,581

Capital Expenditures:
Ducommun AeroStructures, Inc.	$730	$793	$2,001	$4,057
Ducommun Technologies, Inc.	712	56	1,149	478
Corporate Administration	40	143	79	290

Total Capital Expenditures	$1,482	$992	$3,229	$4,825

(1)	Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	October 1, 2005	December 31, 2004
Total Assets:
Ducommun AeroStructures, Inc.	$144,427	$140,055
Ducommun Technologies, Inc.	52,315	51,586
Corporate Administration	25,115	12,912

Total Assets	$221,857	$204,553

Goodwill
Ducommun AeroStructures, Inc.	$36,785	$36,785
Ducommun Technologies, Inc.	20,416	20,416

Total Goodwill	$57,201	$57,201

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ducommun designs, engineers and manufactures aerostructure and electromechanical components and subassemblies principally for the aerospace industry. Sales, diluted earnings per share, gross profit as a percent of sales, selling, general and administrative expense as a percent of sales, and the effective tax rate in the third quarter and nine months of 2005 and 2004, respectively, were as follows:

	Third Quarter		Nine Months
	2005	2004	2005	2004
Sales (in $000's)	$63,008	$51,835	$188,818	$167,465
Diluted Earnings Per Share	$.42	$.27	$1.22	$.91
Gross Profit % of Sales	20.7%	17.8%	20.5%	20.2%
SG&A Expense % of Sales	12.0%	11.7%	11.8%	12.4%
Effective Tax Rate	26.9%	13.0%	26.2%	27.0%

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. The Company’s mix of military, commercial and space business in the third quarter and nine months of 2005 and 2004, respectively, was approximately as follows:

	Third Quarter		Nine Months
	2005	2004	2005	2004
Military	54%	56%	59%	60%
Commercial	42%	40%	37%	36%
Space	4%	4%	4%	4%

Total	100%	100%	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache helicopter programs. Sales to these programs, as a percentage of total sales, for the third quarter and nine months of 2005 and 2004, respectively, were approximately as follows:

	Third Quarter		Nine Months
	2005	2004	2005	2004
Boeing Commercial Aircraft	17%	19%	15%	19%
Boeing C-17 Aircraft	12%	16%	12%	14%
Boeing Apache Helicopter	21%	8%	20%	14%
All Others	50%	57%	53%	53%

Total	100%	100%	100%	100%

Results of Operations

Third Quarter 2005 Compared to Third Quarter 2004

Net sales in the third quarter of 2005 were $63,008,000, compared to net sales of $51,835,000 for the third quarter of 2004. The Company’s mix of business in the third quarter of 2005 was approximately 54% military, 42% commercial, and 4% space, compared to 56% military, 40% commercial, and 4% space in the third quarter of 2004.

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon and Lockheed Martin. During the third quarter of 2005 and 2004, sales to Boeing were $31,299,000 and $21,696,000, respectively; sales to Raytheon were $5,734,000 and $5,569,000, respectively; and sales to Lockheed Martin were $4,788,000 and $3,743,000, respectively. At October 1, 2005, trade receivables from Boeing, Raytheon and Lockheed Martin were $8,422,000, $3,649,000 and $3,049,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $34,114,000, or 54% of total sales in the third quarter of 2005, compared to $29,200,000, or 56% of total sales in the third quarter of 2004. The increase in military sales in the third quarter of 2005 resulted principally from an increase in sales to the Apache helicopter program at Ducommun AeroStructrues, Inc. (“DAS”). The Apache helicopter program accounted for approximately $13,402,000 in sales in the third quarter of 2005, compared to $3,995,000 in sales in third quarter of 2004. The C-17 program accounted for approximately $7,573,000 in sales in the third quarter of 2005, compared to $8,271,000 in sales in the third quarter of 2004.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $26,305,000, or 42% of total sales in the third quarter of 2005, compared to $20,485,000, or 40% of total sales in the third quarter of 2004. During the third quarter of 2005, commercial sales were higher, principally because of an increase in commercial aftermarket sales and sales to the Boeing 737/737NG program, partially offset by lower sales at Ducommun Technologies, Inc. Sales to the Boeing 737/737NG program accounted for approximately $8,377,000 in sales in the third quarter of 2005, compared to $7,331,000 in sales in the third quarter of 2004.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $2,589,000, or 4% of total sales in the third quarter of 2005, compared to $2,150,000, or 4% of total sales in the third quarter 2004. During the third quarter of 2005, sales related to space programs were higher due to higher sales for the Space Shuttle program.

Gross profit, as a percentage of sales, increased to 20.7% in the third quarter of 2005 from 17.8% in the third quarter of 2004. The gross profit margin increase was primarily the result of spreading fixed overhead costs over a higher volume of sales during the third quarter of 2005, compared to the third quarter of 2004.

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 12.0% in the third quarter of 2005, compared to 11.7% in the third quarter of 2004. The increase in SG&A expenses, as a percentage of sales, was primarily the results of higher SG&A spending for bonus accruals in 2005, compared to the comparable period of 2004.

Interest income was $407,000 in the third quarter of 2005, compared to interest expense of $27,000 in the third quarter of 2004, primarily due to interest on tax refunds received in 2005 and high cash balances in 2005, compared to 2004.

Income tax expense increased to $1,587,000 in the third quarter of 2005, compared to $411,000 in the third quarter of 2004, primarily due to higher pre-tax income. The Company’s effective tax rate for the third quarter of 2005 was 26.9%, compared to 13.0% in the third quarter of 2004, the difference primarily attributable to higher research and development tax credits in 2004. The Company currently expects its effective tax rate for the full year 2005 to be in the range of 26 to 30 percent with significant fluctuations from quarter-to-quarter during the year. Cash expended to pay income taxes was $30,000 in the third quarter of 2005, compared to $54,000 in the third quarter of 2004.

Net income for the third quarter of 2005 was $4,315,000, or $0.42 diluted earnings per share, compared to $2,752,000, or $0.27 diluted earnings per share, in the third quarter of 2004.

Nine Months of 2005 Compared to Nine Months of 2004

Net sales in the first nine months of 2005 were $188,818,000, compared to net sales of $167,465,000 for the first nine months of 2004. The Company’s mix of business in the first nine months of 2005 was approximately 59% military, 37% commercial, and 4% space, compared to 60% military, 36% commercial, and 4% space in the first nine months of 2004.

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon and Lockheed Martin. During the first nine months of 2005 and 2004, sales to Boeing were $89,751,000 and $76,341,000 respectively; sales to Raytheon were $17,176,000 and $19,325,000, respectively; and sales to Lockheed Martin were $14,559,000 and $10,622,000, respectively. At October 1, 2005, trade receivables from Boeing, Raytheon and Lockheed Martin were $8,422,000, $3,649,000 and $3,049,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is widely diversified among military manufacturers and programs. Sales related to military programs were approximately $112,039,000, or 59% of total sales in the first nine months of 2005, compared to $99,926,000, or 60% of total sales in the first nine months of 2004. The increase in military sales in the first nine months of 2005 resulted principally from an increase in sales to the Apache helicopter program at DAS. In the first nine months of 2005, the Apache helicopter program accounted for approximately $37,443,000 in sales, compared to $23,918,000 in sales in the first nine months of 2004. The C-17 program accounted for approximately $23,117,000 in sales in the first nine months of 2005, compared to $23,129,000 in sales in the first nine months of 2004.

The Company’s commercial business is represented on many of today’s major commercial aircraft. During the first nine months of 2005, sales related to commercial business were approximately $69,746,000, or 37% of total sales, compared to $60,727,000, or 36% in the first nine months of 2004. During the first nine months of 2005, commercial sales were higher, principally because of an increase in commercial aftermarket sales, partially offset by lower sales to the Boeing 737/737NG program. The Boeing 737/737NG program accounted for approximately $20,324,000 in sales in the first nine months of 2005, compared to $23,087,000 in sales in the first nine months of 2004.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. During the first nine months of 2005, sales related to space programs were approximately $7,033,000, or 4% of total sales, compared to $6,812,000, or 4% of total sales, in the first nine months of 2004.

At October 1, 2005, backlog believed to be firm was approximately $306,658,000, compared to $305,352,000 at December 31, 2004. The backlog increase from December 31, 2004 was primarily due to higher bookings than shipments, primarily for the Apache helicopter program, the C-17 program and the Boeing 737/737NG program. Approximately $64,000,000 of the total backlog is expected to be delivered during the remainder of 2005. Backlog at October 1, 2005 included approximately $110,000,000 of backlog for the Apache helicopter program, $43,000,000 of backlog for the C-17 program, and $22,000,000 of backlog for the 737/737NG program. Backlog at October 1, 2005 also included for the Space Shuttle program approximately $2,000,000 of backlog, but excluded approximately $33,000,000 of backlog which management no longer considers “firm” in view of the current government funding status of the program. Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

Gross profit, as a percentage of sales, increased to 20.5% in the first nine months of 2005 from 20.2% in the first nine months of 2004. This increase was primarily the result of spreading fixed overhead costs over a higher volume of sales during the first nine months of 2005 compared to the first nine months for 2004.

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 11.8% in the first nine months of 2005, compared to 12.4% in the first nine months of 2004. The reduction in

SG&A expenses, as a percentage of sales, was primarily the result of higher sales volume in the nine months of 2005, partially offset by higher SG&A spending for bonus accruals in 2005, compared to the comparable period of 2004.

Interest income was $322,000 in the first nine months of 2005, compared to interest expense of $241,000 in the first nine months of 2004, primarily due to interest on tax refunds received in 2005 and higher cash balances in 2005, compared to 2004.

Income tax expense increased to $4,433,000 in the first nine months of 2005, compared to $3,431,000 in the first nine months of 2004, primarily due to higher pre-tax income. The Company’s effective tax rate for the first nine months of 2005 was 26.2%, compared to 27.0% in the first nine months of 2004. The effective tax rate in the first nine months of 2005 benefited from reductions in income tax reserves established in prior periods and research and development tax credits. The reduction in income tax reserves resulted from the favorable resolution of tax audit examinations and the expiration of certain tax statutes of limitations in the first quarter of 2005. The Company currently expects its effective tax rate for the full year 2005 to be in the range of 26 to 30 percent with significant fluctuations from quarter-to-quarter during the year. Cash expended to pay income taxes increased to $2,237,000 in the first nine months of 2005, compared to $2,172,000 in the first nine months of 2004.

Net income for the first nine months of 2005 was $12,471,000, or $1.22 diluted earnings per share, compared to $9,290,000, or $0.91 diluted earnings per share, in the first nine months of 2004.

Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities for the first nine months of 2005 was $17,864,000, compared to $1,076,000 for the first nine months of 2004. Net cash provided by operating activities for the first nine months of 2005 included $12,471,000 of net income, $5,652,000 of depreciation, a $2,454,000 reduction in deferred income taxes, a $2,092,000 increase in accounts payable due to timing of payments of vendors invoices and a $2,893,000 increase in bonus accruals, partially offset by an increase in accounts receivable of $6,882,000, primarily due to higher sales and the timing of shipments and billings to customers, a net reduction of $574,000 in accrued contract loss provisions related to shipments made during the first nine months of 2005 and an increase in inventory of $588,000 related to scheduled shipments in 2005 and 2006.

Net cash used in investing activities for the first nine months of 2005 consisted primarily of $3,229,000 of capital expenditures.

Net cash used in financing activities in the first nine months of 2005 of $953,000 included $1,200,000 of net repayments by the Company of principal on outstanding borrowings, partially offset by $247,000 of net cash received from the exercise of common stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (6.75% at October 1, 2005) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions.

The Company expects to spend less than $6,000,000 for capital expenditures in 2005. The Company believes that the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. In addition due to the ongoing subcontractors consolidations, the Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft and space programs.

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

As of October 1, 2005, the Company had the following categories of contractual obligations (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Operating leases	7,399	2,219	3,308	1,164	708
Minimum pension liabilities	2,117	—	2,117	—	—

Total	$9,516	$2,219	$5,425	$1,164	$708

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

Goodwill

The Company’s business acquisitions have typically resulted in goodwill, which affects the amount of possible impairment expense that the Company may incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. The Company performs goodwill impairment tests on an annual basis in the fourth quarter and between annual tests, in certain circumstances, whenever events may indicate an impairment may have occurred. Goodwill is tested for impairment utilizing a two-step method. In the first step, the Company determines the fair value of the reporting unit using expected future discounted cash flows and other market valuation approaches. If the net book value of the reporting unit exceeds the fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to the carrying amount to determine impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. In the event that a goodwill impairment charge is required, it would adversely affect the operating results and financial condition of the Company. Goodwill at October 1, 2005 and December 31, 2004 was $57,201,000.

Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) announced that FSP No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” is effective for reporting periods beginning after December 15, 2005. This Position concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset, and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. This Position requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense, included in income from continuing operations. We do not expect the adoption of FSP No. 13-1 to have an impact on our financial condition, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement will be effective for fiscal years beginning after December 15, 2005. The Company will adopt this Statement when it becomes effective. The adoption of this Statement could have a significant impact on the Company’s financial results of operations and financial position, should there be a change in accounting principle once this Statement is implemented.

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

Military and Space-Related Products Are Dependent Upon Government Spending

The Company estimates that, in the third quarter of 2005, approximately 63% of its sales were derived from military and space markets. These military and space markets are largely dependent upon government spending, particularly by the United States government. Changes in the levels of spending for military and space could improve or negatively impact the Company’s prospects in its military and space markets. Funding for the Space Shuttle program, in particular, is uncertain, and any reduction in production rates for the Space Shuttle program would adversely affect the Company.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter Programs

In the third quarter of 2005, approximately 17% of the Company’s sales were for Boeing commercial aircraft, 12% of its sales were for the C-17 aircraft, and 21% of its sales were for the Apache helicopter. The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter are principally for replacement rotor blades. Any significant change in production rates for these programs would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company. For example, the Company manufactures the spoilers for the Boeing 737NG aircraft (the “737 Spoilers”), which contributed approximately $13,870,000 to sales in 2004. The Company has been informed that a competitor has been awarded a contract to produce the 737 Spoilers. Although the precise timing and amount of any transition of work to the competitor is presently unknown, such a transition of work may occur as early as the end of 2006.

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

Significant Consolidation in the Aerospace Industry Could Adversely Affect the Company’s Business and Financial Results

The aerospace industry is experiencing significant consolidation, in which the Company’s customers, competitors and suppliers are participating. Consolidation among the Company’s customers may result in delays in the award of new contracts and losses of existing business. Consolidation among the Company’s competitors may result in larger competitors with greater resources and market share, which could adversely affect the Company’s ability to compete successfully. Consolidation among the Company’s suppliers may result in fewer sources of supply and increased cost to the Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

Issuer Purchases of Equity Securities For the Three Months Ended October 1, 2005

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicy Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs **
Month beginning July 03, 2005 and ending July 30, 2005	0	$0.00	0	$4,704,000
Month beginning July 31, 2005 and ending August 27, 2005	7,237	$22.02	0	$4,704,000
Month beginning August 28, 2005 and ending October 01, 2005	6,250	$22.10	0	$4,704,000
Total	13,487	$22.06	0	$4,704,000

*	All shares repurchased were made pursuant to stock-for-stock exercises of nonqualified stock options under the Company's stock option and stock incentive plans.

**	Since 1998, the Company’s Board of Directors has authorized the repurchase of up to $30,000,000 of its common stock. From 1998 to 2001, the Company repurchased in the open market 1,918,962 shares of its common stock for a total of $25,296,000. A total of $4,704,000 remains available for share repurchase under the authorization which has no expiration date.

Item 6.	Exhibits.

11	Reconciliation of Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 1, 2005