Form 10-K
period 2005-12-31
DUCOMMUN INC /DE/
filed 2006-03-01
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 1, 2005 was approximately $202 million.

The number of shares of common stock outstanding on January 31, 2006 was 10,123,491.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

(a)        Proxy Statement for the 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”), incorporated partially in Part III hereof.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements in the Form 10-K and documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any such forward-looking statements involve risks and uncertainties. The Company’s future financial results could differ materially from those anticipated due to the Company’s dependence on conditions in the airline industry, the level of new commercial aircraft orders, production rates for Boeing commercial aircraft, the C-17 aircraft and Apache helicopter rotor blade programs, the level of defense spending, competitive pricing pressures, manufacturing inefficiencies, start-up costs and possible overruns on new contracts, technology and product development risks and uncertainties, product performance, risks associated with acquisitions and dispositions of businesses by the Company, increasing consolidation of customers and suppliers in the aerospace industry, availability of raw materials and components from suppliers and other factors beyond the Company’s control. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and other matters discussed in this Form 10-K.

PART I

ITEM 1.	BUSINESS

GENERAL

Ducommun Incorporated (“Ducommun” or the “Company”), through its subsidiaries, designs, engineers and manufactures aerostructure and electromechanical components and subassemblies principally for domestic and foreign commercial aircraft, military and space programs. Domestic commercial aircraft programs include the Boeing 737NG, 747, 767 and 777. Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18, Lockheed Martin F-16, various Sikorsky, Bell, Boeing, Augusta and Carson helicopter programs, and various aircraft and shipboard electronics upgrade programs. Space programs include the Space Shuttle external tank, and various commercial and military space launch and satellite programs. The Company’s contract for the Space Shuttle program was terminated in January 2006. Ducommun is the successor to a business founded in California in 1849, first incorporated in California in 1907, and reincorporated in Delaware in 1970.

On January 6, 2006, the Company acquired Miltec Corporation (“Miltec”), a privately-owned company based in Huntsville, Alabama for $50,000,000 (including assumed indebtedness) plus contingent payments not to exceed $3,000,000. The purchase price is subject to adjustment based on a closing balance sheet and certain tax refunds. Miltec is a leading provider of missile and aerospace systems design, development, integration and test. The acquisition will be accounted for under the purchase method of accounting. The cost of the acquisition will be allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $27,000,000 under the Company’s credit agreement.

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

Composites and Metal Bonding

DAS engineers and manufactures metal, fiberglass and carbon composite aerostructures. DAS produces helicopter main and tail rotor blades, and adhesive bonded assemblies, including spoilers and fuselage structural panels for aircraft.

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

SALES AND MARKETING

The Company’s commercial business is represented on many of today’s major commercial aircraft, including the Boeing 737NG, 747, 767 and 777 and the Airbus A330/340. Sales related to commercial business were approximately 35% of total sales in both 2005 and 2004. The Company’s commercial sales depend substantially on aircraft manufacturers’ production rates, which in turn depend upon deliveries of new aircraft. Deliveries of new aircraft by aircraft manufacturers are dependent on the financial capacity of the airlines and leasing companies to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. The Company’s sales for commercial aircraft programs also could be affected by changes in its customers’ inventory levels and changes in its customers’ aircraft production build rates.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately 61% of total sales in both 2005 and 2004. In the space sector, the Company produced in 2005 and earlier years components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. The Company’s contract for the Space Shuttle program was terminated in January 2006. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately 4% of total sales in both 2005 and 2004.

A major portion of sales is derived from United States government defense programs and space programs, subjecting the Company to various laws and regulations that are more restrictive than those applicable to the private sector. These defense and space programs could be adversely affected by reductions in defense spending and other government budgetary pressures which would result in reductions, delays or stretch-outs of existing and future programs. Additionally, the Company’s contracts may be subject to reductions or modifications in the event of changes in government requirements. Although the Company’s fixed-price contracts generally permit it to realize increased profits if costs are less than projected, the Company bears the risk that increased or unexpected costs may reduce profits or cause losses on the contracts. The accuracy and appropriateness of certain costs and expenses used to substantiate the Company’s direct and indirect costs for the United States government are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the Department of Defense. In addition, many of the Company’s contracts covering defense and space programs are subject to termination at the convenience of the customer (as well as for default). In the event of termination for convenience, the customer generally is required to pay the costs incurred by the Company and certain other fees through the date of termination. In January 2006 the Company received from its customer a contract termination notice, terminating all work at the convenience of the customer, for the production of components for the expendable fuel tanks for the Space Shuttle program.

MAJOR CUSTOMERS

The Company had substantial sales to Boeing, Raytheon and Lockheed Martin. During 2005, sales to Boeing were $114,549,000, or 45.9% of total sales; sales to Raytheon were $23,071,000, or 9.2% of total sales; and sales to Lockheed Martin were $18,995,000, or 7.6% of total sales. Sales to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, military and space programs.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

In 2005, 2004 and 2003, sales to foreign customers worldwide were $21,092,000, $17,437,000 and $12,280,000, respectively. The amounts of revenues, profitability and identifiable assets attributable to foreign sales activity were not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2005, 2004 and 2003. The Company had no sales to a foreign country greater than 5% of total sales in 2005, 2004 and 2003. The Company is not subject to any significant foreign currency risks since all sales are made in United States dollars.

RESEARCH AND DEVELOPMENT

The Company performs concurrent engineering with its customers and product development activities under Company-funded programs and under contracts with others. Concurrent engineering and product development activities are performed for commercial, military and space applications.

RAW MATERIALS AND COMPONENTS

Raw materials and components used in the manufacture of the Company’s products, including aluminum, steel and carbon fibers, generally are available from a number of vendors and are generally in adequate supply. However, the Company has experienced increases in lead times for, and a deterioration in availability of, aluminum, titanium and certain other materials. Moreover, certain components, supplies and raw materials for the Company’s operations are purchased from single sources. In such instances, the Company strives to develop alternative sources and design modifications to minimize the effect of business interruptions.

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

BACKLOG

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of December 31, 2005, backlog believed to be firm was approximately $292,291,000, compared to $305,352,000 at December 31, 2004. Approximately $167,000,000 of total backlog is expected to be delivered during 2006. The backlog at December 31, 2005 included approximately $104,950,000 of backlog for the Apache helicopter program, $37,249,000 of backlog for the C-17 program, and $34,284,000 of backlog for the 737/737NG program. Backlog at December 31, 2005 excluded all of the backlog for the Space Shuttle program. Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

ENVIRONMENTAL MATTERS AND LEGAL

The Company’s business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that may be or have been released to the environment, and they require the Company to obtain and maintain licenses and permits in connection with its operations. The Company may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on the Company. The Company anticipates that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain its environmental compliance efforts. The Company does not expect to spend a material amount on capital expenditures for environmental compliance during 2006.

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

A California environmental agency has issued an order to DAS and other companies and government entities which allegedly sent hazardous waste to a landfill in West Covina, California. The order directs DAS and the other companies and government entities to take over the closure and post-closure operation of the landfill and to take certain other actions. The Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $369,000 and $3.0 million. The Company accrued liabilities at December 31, 2005 included the minimum amount of the range of approximately $369,000.

The Orange County Water District has filed a lawsuit against American Electronics, Inc. (“AEI”), a subsidiary of the Company, and other companies, to recover damages, relating to contamination of groundwater within the District. The Company is defending the lawsuit, and has notified the former owners of AEI of their contractual indemnification obligations to the Company in connection with the lawsuit.

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

EMPLOYEES

At December 31, 2005 the Company employed 1,353 persons. The Company’s DAS subsidiary is a party to collective bargaining agreements with labor unions at its Monrovia, California facility. Under these agreements, the Company currently employs 317 full-time employees, all of whom are members of labor unions. If the unionized workers were to engage in a strike or other work stoppage, if DAS is unable to negotiate acceptable collective bargaining agreements with the unions, or if other employees were to become unionized, the Company could experience a significant disruption of the Company’s operations and higher ongoing labor costs, which could have an adverse effect on its business and results of operations. The

Company has not experienced any material labor-related work stoppage and considers its relations with its employees to be good.

AVAILABLE INFORMATION

The Company’s Internet website address is www.ducommun.com. The company makes available through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after filing with the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

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

Military and Space-Related Products Are Dependent Upon Government Spending

The Company estimates that in 2005 approximately 65% of its sales were derived from military and space markets. These military and space markets are largely dependent upon government spending, particularly by the United States government. Changes in the levels of spending for military and space could improve or negatively impact the Company’s prospects in its military and space markets. The Company has received a termination notice on the Space Shuttle program which affects virtually all of the Company’s work on the program. The Company had sales of approximately $7,396,000 for the Space Shuttle program in 2005.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter Programs

The Company estimates that in 2005 approximately 15% of its sales were for Boeing commercial aircraft, 12% of its sales were for the C-17 aircraft, and 20% of its sales were for the Apache helicopter. The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter are principally for replacement rotor blades. Any significant change in production rates for these programs would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company. For example, the Company manufactures the spoilers for the Boeing 737NG aircraft (the “737 Spoilers”), which contributed approximately $15,996,000 to sales in 2005. The Company has been informed that a competitor has been awarded a contract to produce the 737 Spoilers. Although the precise timing and amount of any transition of work to the competitor is presently unknown, such a transition of work may occur as early as 2008.

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

Risks Associated With Foreign Operations Could Adversely Impact the Company

In 2006, the Company plans to commence limited production of certain products for its DTI subsidiary at a new manufacturing facility in Thailand. The Company will incur start-up and operating expenses in connection with the Thailand facility which could be greater than expected. Doing business in Thailand and other foreign countries also is subject to various risks, including political instability, local economic conditions, foreign currency fluctuations, foreign government regulatory requirements, trade tariffs, and the potentially limited availability of skilled labor in proximity to the Company’s facility.

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

The Company’s acquisition strategy exposes it to risks, including the risk that the Company may not be able to successfully integrate acquired businesses. The Company’s ability to grow by acquisition is dependent upon, among other factors, the availability of suitable acquisition candidates. Growth by acquisition involves risks that could have a material adverse effect on the Company’s business, financial condition and operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets, the potential impairment of goodwill and the potential loss of key employees of acquired companies. The Company may not be able to consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, to satisfactorily integrate these acquired businesses.

Goodwill Could Be Impaired in the Future

In assessing the recoverability of the Company’s goodwill at December 31, 2005, management was required to make certain critical estimates and assumptions. These estimates and assumptions included that during the next several years the Company will make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. If any of these or other estimates and assumptions are not realized in the future, the Company may be required to record an impairment charge for the goodwill. The goodwill of the Company was $57,201,000 at December 31, 2005.

Significant Consolidation in the Aerospace Industry Could Adversely Affect the Company’s Business and Financial Results

The aerospace industry is experiencing significant consolidation, including the Company’s customers, competitors and suppliers. Consolidation among the Company’s customers may result in delays in the award of new contracts and losses of existing business. Consolidation among the Company’s competitors may result in larger competitors with greater resources and market share, which could adversely affect the Company’s ability to compete successfully. Consolidation among the Company’s suppliers may result in fewer sources of supply and increased cost to the Company.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company occupies approximately 15 facilities with a total office and manufacturing area of over 1,266,000 square feet, including both owned and leased properties. At December 31, 2005, facilities which were in excess of 60,000 square feet each were occupied as follows:

Location	Company	Square Feet	Expiration of Lease
El Mirage, California	Ducommun AeroStructures, Inc.	74,000	Owned
Orange, California	Ducommun AeroStructures, Inc.	76,000	Owned
Carson, California	Ducommun AeroStructures, Inc.	76,000	2008
Carson, California	Ducommun AeroStructures, Inc.	286,000	Owned
Carson, California	Ducommun Technologies, Inc.	117,000	2007
Phoenix, Arizona	Ducommun Technologies, Inc.	100,000	2012
Parsons, Kansas	Ducommun AeroStructures, Inc.	120,000	Owned
Monrovia, California	Ducommun AeroStructures, Inc.	274,000	Owned

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

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas. The lawsuit is qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in 32 aircraft ultimately sold to the United States government. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. The Company has filed a motion to dismiss the lawsuit, which is currently pending before the court. The Company intends to defend itself vigorously against the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company (DCO) is listed on the New York Stock Exchange. On December 31, 2005, the Company had approximately 401 holders of record of common stock. No dividends were paid during 2005 or 2004. The following table sets forth the high and low sales prices per share for the Company’s common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	2005		2004
	High	Low	High	Low
First Quarter	$22.40	$18.56	$25.65	$21.35
Second Quarter	20.40	16.20	24.25	18.40
Third Quarter	22.37	16.90	23.49	18.90
Fourth Quarter	22.47	19.60	25.63	19.75

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
Month beginning October 2, 2005 and ending October 29, 2005	0	$0.00	0	$4,704,000
Month beginning October 30, 2005 and ending November 26, 2005	0	$0.00	0	$4,704,000
Month beginning November 27, 2005 and ending December 31, 2005	0	$0.00	0	$4,704,000

Total	0	$0.00	0	$4,704,000

*	At December 31, 2005, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors. The Company did not repurchase any of its common stock during 2005, 2004 and 2003, in the open market.

ITEM 6.	SELECTED FINANCIAL DATA

Year ended December 31,	2005	2004	2003(a)	2002	2001(a)
(In thousands, except per share amounts)

Net Sales	$249,696	$224,876	$225,906	$212,446	$212,744

Gross Profit as a Percentage of Sales	20.7%	19.4%	22.4%	19.5%	26.4%

Income from Continuing Operations Before Taxes	21,120	14,465	23,144	15,504	25,188
Income Tax Expense	(5,127)	(3,293)	(6,943)	(5,582)	(9,073)

Income from Continuing Operations	15,993	11,172	16,201	9,922	16,115
Loss from Discontinued Operation, Net of Tax	-	-	-	(1,092)	(1,512)
Cumulative Effect of Accounting Change, Net of Tax	-	-	-	(2,325)	-

Net Income	$15,993	$11,172	$16,201	$6,505	$14,603

Earnings Per Share:
Basic earnings per share
Income from continuing operations	$1.59	$1.12	$1.64	$1.01	$1.67
Loss from discontinued operation, net of tax	-	-	-	(0.11)	(0.16)
Cumulative effect of accounting change, net of tax	-	-	-	(0.24)	-

Basic Earnings Per Share	$1.59	$1.12	$1.64	$0.66	$1.51

Diluted earnings per share
Income from continuing operations	$1.57	$1.10	$1.63	$0.99	$1.66
Loss from discontinued operation, net of tax	-	-	-	(0.11)	(0.16)
Cumulative effect of accounting change, net of tax	-	-	-	(0.23)	-

Diluted Earnings Per Share	$1.57	$1.10	$1.63	$0.65	$1.50

Working Capital	$64,312	$45,387	$29,660	$33,986	$45,819
Total Assets	227,969	204,553	198,041	197,610	216,075
Long-Term Debt, Including Current Portion	-	1,200	2,585	25,850	52,298
Total Shareholders' Equity	167,851	151,491	137,750	120,442	114,602

(a)	In June 2001, the Company acquired Composite Structures, which is now a part of DAS. In August 2001 and August 2003, the Company acquired Fort Defiance and DBP, respectively, which are now part of DTI. These transactions were accounted for as purchase business combinations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ducommun designs, engineers and manufactures aerostructure and electromechanical components and subassemblies principally for the aerospace industry. The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. Domestic commercial aircraft programs include the Boeing 737NG, 747, 767 and 777. Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16, various Sikorsky, Bell, Boeing, Augusta and Carson helicopter programs, and various aircraft and shipboard electronics upgrade programs. Space programs include the Space Shuttle external fuel tank (for which the Company’s contract was terminated in January 2006), and various commercial and military space launch and satellite programs. Sales, diluted earnings per share, gross profit as a percentage of sales, selling general and administrative expense as a percentage of sales, and the effective tax rate in 2005, 2004 and 2003 respectively, were as follows:

	2005	2004	2003
Sales (in $000's)	$249,696	$224,876	$225,906
Diluted Earnings Per Share	$1.57	$1.10	$1.63
Gross Profit % of Sales	20.7%	19.4%	22.4%
SG&A Expense % of Sales	12.4%	12.8%	12.4%
Effective Tax Rate	24.3%	22.8%	30.0%

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. The Company’s mix of military, commercial and space business in 2005, 2004 and 2003, respectively, was approximately as follows:

	2005	2004	2003
Military	61%	61%	65%
Commercial	35%	35%	30%
Space	4%	4%	5%

Total	100%	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache helicopter programs. Sales to these programs, as a percentage of total sales, for 2005, 2004 and 2003, respectively, were approximately as follows:

	2005	2004	2003
Boeing Commercial Aircraft	15%	17%	20%
Boeing C-17 Aircraft	12%	13%	14%
Boeing Apache Helicopter	20%	16%	16%
All Others	53%	54%	50%

Total	100%	100%	100%

The Company’s net income has fluctuated in recent years. Net income for 2005 was higher than 2004, but slightly lower than 2003. Based on currently available information, the

Company expects that its net income will be lower in 2006 than in 2005. The reasons for the expected decline in net income in 2006 include (1) an unfavorable change in sales mix, (2) expenses resulting from a change in accounting for stock options, (3) the absence of further significant warranty reserve reversals (which benefited 2005 as described below), (4) a higher effective tax rate, (5) expenses for start-up of the Company’s Thailand facility and facility consolidation in the United States, and (6) dilution of net income from the January 2006 acquisition of Miltec Corporation.

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

On January 6, 2006, the Company acquired Miltec Corporation (“Miltec”), a privately-owned company based in Huntsville, Alabama for $50,000,000 (including assumed indebtedness) plus contingent payments not to exceed $3,000,000. The purchase price is subject to adjustment based on a closing balance sheet and certain tax refunds. Miltec is a leading provider of missile and aerospace systems design, development, integration and test. The acquisition will be accounted for under the purchase method of accounting. The cost of the acquisition will be allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $27,000,000 under the Company’s credit agreement.

Results of Operations

2005 Compared to 2004

Net sales in 2005 were $249,696,000, compared to net sales of $224,876,000 for 2004. The Company’s mix of business in both 2005 and 2004 was approximately 61% military, 35% commercial, and 4% space. Foreign sales were approximately 8% of total sales in both 2005 and 2004. The Company did not have sales to any foreign country greater than 5% of total sales in 2005 or 2004.

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon and Lockheed Martin. During 2005 and 2004, sales to Boeing were $114,549,000 and $101,571,000, respectively; sales to Raytheon were $23,071,000 and $25,287,000, respectively; and sales to Lockheed Martin were $18,995,000 and $15,997,000, respectively. At December 31, 2005, trade receivables from Boeing, Raytheon and Lockheed Martin were $6,183,000, $4,467,000 and $1,902,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $152,898,000, or 61% of total sales in 2005, compared to $137,275,000, or 61% of total sales in 2004. The increase in military sales in 2005 resulted principally from an increase in sales to the Apache helicopter program at Ducommun AeroStructures, Inc. (“DAS”). The Apache helicopter program accounted for approximately $50,472,000 in sales in 2005, compared to $36,054,000 in sales in 2004. The C-17 program accounted for approximately $29,245,000 in sales in 2005, compared to $29,766,000 in sales in 2004.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $87,519,000, or 35% of total sales in 2005, compared to $78,594,000, or 35% of total sales in 2004. During 2005, commercial sales were higher, principally because of an increase in commercial aftermarket sales. Sales to the Boeing 737/737NG program accounted for approximately $27,433,000 in sales in 2005, compared to $27,891,000 in sales in 2004.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $9,279,000, or 4% of total sales in 2005, compared to $9,007,000, or 4% of total sales in 2004. The Space Shuttle program accounted for approximately $7,396,000 in sales in 2005, compared to $6,211,000 in sales in 2004. In January 2006, the Company received a termination notice on the Space Shuttle program which affects virtually all of the Company’s work on the program.

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. At December 31, 2005, backlog believed to be firm was approximately $292,291,000, compared to $305,352,000 at December 31, 2004. Approximately $167,000,000 of total backlog is expected to be delivered during 2006. The backlog at December 31, 2005 included approximately $104,950,000 of backlog for the Apache helicopter program, $37,249,000 of backlog for the C-17 program, and $34,284,000 of backlog for the 737/737NG program. Backlog at December 31, 2005 excluded all of the backlog for the Space Shuttle program. Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

Gross profit, as a percent of sales, increased to 20.7% in 2005 from 19.4% in 2004. The gross profit margin increase was primarily due to the reversal of warranty reserves in 2005, lower accruals for contract losses in 2005 than in 2004, and the spreading of fixed overhead costs over higher sales volume during 2005 compared to 2004. In 2005, as a result of the favorable resolution of a customer warranty claim, the Company reversed and took into income $1,605,000 of warranty reserves originally accrued in 2002. The gross profit margin improvement was partially offset by higher operating costs and unfavorable changes in sales mix in 2005, compared to 2004.

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 12.4% in 2005, compared to 12.8% in 2004. The decrease in SG&A expenses, as a percentage of sales, was primarily the results of spreading SG&A costs over a higher volume of sales and lower severance costs, partially offset by higher bonus accruals in 2005, compared to 2004.

Interest income was $522,000 in 2005, compared to interest expense of $210,000 in 2004, primarily due to interest on tax refunds received in 2005 and higher cash balances in 2005, compared to 2004.

Income tax expense increased to $5,127,000 in 2005, compared to $3,293,000 in 2004, primarily due to higher pre-tax income and a higher effective income tax rate. The Company’s effective tax rate for 2005 was 24.3%, compared to 22.8% in 2004. The increase in the effective income tax rate was primarily attributable to lower research and development tax credits in 2005, compared to 2004. Cash expended to pay income taxes was $3,392,000 in 2005, compared to $2,202,000 in 2004.

Net income for 2005 was $15,993,000, or $1.57 diluted earnings per share, compared to $11,172,000, or $1.10 diluted earnings per share, in 2004.

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

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $137,275,000, or 61% of total sales in 2004. In 2004, the C-17 program accounted for approximately $29,766,000 in sales and the Apache helicopter program accounted for approximately $36,054,000 in sales.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $78,594,000, or 35% of total sales in 2004. During 2004, commercial sales were higher, principally because of an increase in sales for the Boeing 737/737NG program, the full year benefit of the DBP acquisition and new commercial program awards. The Boeing 737/737NG program accounted for approximately $27,891,000 in sales in 2004, compared to $26,396,000 in sales in 2003.

In the space sector, the Company produces components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $9,007,000, or 4% of total sales in 2004. During 2004, sales related to space programs were lower due to lower sales for the Space Shuttle program.

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

Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities for 2005, 2004 and 2003 was $24,713,000, $2,402,000 and $30,457,000, respectively. Net cash provided by operating activities for 2005 included $15,993,000 of net income, $7,586,000 of depreciation, a $672,000 increase in the deferred income tax provision, a $5,482,000 increase in accrued compensation (of which $4,947,000 was accrued bonuses and incentives), a $5,015,000 increase in accounts payable, due to timing of payments of vendors invoices, a $1,503,000 increase in accrued income and sales taxes, and a $777,000 decrease in prepaid income taxes and other assets. This cash was partially offset by a $5,892,000 increase in accounts receivable, due to the timing of shipments and billings to customers, an increase in inventory of $2,839,000, primarily related to new production jobs and other business scheduled for shipment in 2006, a $1,030,000 decrease in cash deposits received from customers, a $1,605,000 decrease in warranty reserves due to the favorable settlement of a customer warranty claim, a $760,000 decrease in accrued workers’ compensation and group health insurance, and a $737,000 decrease in the net provision for contract cost overruns.

Net cash used in investing activities for 2005 consisted primarily of $5,133,000 of capital expenditure, partially offset by the net proceeds of $26,000 from the sale of assets.

Net cash used in financing activities in 2005 of $543,000 included $1,200,000 of net repayments by the Company of principal on outstanding borrowings, partially offset by $657,000 of net cash received from the exercise of common stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (7.25% at December 31, 2005) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (4.69% for a six month term at December 31, 2005) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At December 31, 2005, the Company had $72,527,000 of unused lines of credit, after deducting $2,473,000 for outstanding standby letters of credit. The Company had no outstanding loans and was in compliance with all covenants at December 31, 2005.

On January 6, 2006, the Company acquired Miltec Corporation (“Miltec”), a privately-owned company based in Huntsville, Alabama for $50,000,000 (including assumed indebtedness) plus contingent payments not to exceed $3,000,000. The purchase price is subject to adjustment based on a closing balance sheet and certain tax refunds. Miltec is a leading provider of missile and aerospace systems design, development, integration and test. The acquisition will be accounted for under the purchase method of accounting. The cost of the acquisition will be allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $27,000,000 under the Company’s credit agreement.

The weighted average interest rate on borrowings outstanding was 0% and 5.67% at December 31, 2005 and 2004, respectively.

Certain hourly employees at the Monrovia facility of DAS are covered by a defined benefit pension plan. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit plan are composed primarily of fixed income and equity securities. On December 31, 2005, the Company’s annual measurement date, the accumulated benefit obligation, related to the Company’s defined benefit plan, exceeded the fair value of the pension plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized an additional minimum pension liability of $2,700,000, net of taxes, and $2,117,000, net of taxes, at December 31, 2005 and December 31, 2004, respectively, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. During the year ended December 31, 2005, the minimum pension liability increased by $583,000, net of tax. Pension expense will be approximately $811,000 in 2006, compared to $567,000 in 2005. The Company contributed $1,418,000 to the pension plan in 2004, and $0 in 2005. The Company has not determined whether it will make a contribution to the pension plan in 2006.

The Company expects to spend less than $19,000,000 for capital expenditures in 2006. The increase in capital expenditures in 2006 is principally to support new contract awards at DAS, the startup of the Company’s Thailand manufacturing facility, planned facility consolidations in the United States and the January 2006 acquisition of Miltec Corporation. The Company believes that the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft programs.

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

As of December 31, 2005 the Company had the following categories of contractual obligations (in thousands):

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total debt	$-	$-	$-	$-	$-
Operating leases	6,845	2,219	3,001	1,042	583
Contractual obligations	5,673	-	438	2,005	3,230
Minimum pension liabilities, net of taxes	2,700	-	2,700	-	-

	$15,218	$2,219	$6,139	$3,047	$3,813

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas. The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in 32 aircraft ultimately sold to the United States government. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. The Company has filed a motion to dismiss the lawsuit, which is currently pending before the court. The Company intends to defend itself vigorously against the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

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

A California environmental agency has issued an order to DAS and other companies and government entities which allegedly sent hazardous waste to a landfill in West Covina, California. The order directs DAS and the other companies and government entities to take over the closure and post-closure operation of the landfill and to take certain other actions. The Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $369,000 and $3.0 million. The Company’s accrued liabilities at December 31, 2005 included the minimum amount of the range of approximately $369,000.

The Orange County Water District has filed a lawsuit against American Electronics, Inc. (“AEI”), a subsidiary of the Company, and other companies, to recover damages, relating to contamination of groundwater within the District. The Company is defending the lawsuit, and has notified the former owners of AEI of their contractual indemnification obligations to the Company in connection with the lawsuit.

In the normal course of business, Ducommun and its subsidiaries are defendants in certain other litigation, claims and inquiries, including matters relating to environmental laws. In addition, the Company makes various commitments and incurs contingent liabilities. While it is not feasible to predict the outcome of these other matters, the Company does not presently expect that any sum it may be required to pay in connection with these matters would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases.

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-impairments. The guidance in this FSP is applicable to reporting periods beginning after December 15, 2005. Management does not expect the adoption of this FSP to have a material effect on the Company’s consolidated financial position and results of operations.

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

In December 2004, Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which finalized the new accounting rules for share-based compensation including stock options, restricted stock and performance based equity compensation, was issued. SFAS No. 123R is an amendment to FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R will be effective for the Company in the first quarter of 2006. Beginning in January 1, 2006 all stock options or other equity-based awards to employees or directors that vest or become exercisable must be accounted for under SFAS No. 123R. The Company is required to adopt SFAS No. 123R on January 1, 2006. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material adverse effect on its results of operations, and the amount of the impact will depend on the amount and type of share-based payments granted in future periods.

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will become effective beginning in fiscal 2006. Management does not expect the adoption of SFAS No. 151 will have a material impact on the Company’s financial condition, results of operations or cash flows.

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

The financial statements and supplementary data together with the report thereon of PricewaterhouseCoopers LLP listed in the index at Item 15(a)1 and 2 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(c )), that such disclosure controls and procedures were effective as of the end of the period covered by this report. No change in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting, except as indicated below. “Management’s Report on Internal Control Over Financial Reporting,” appearing on page 32 is incorporated herein by reference.

During the fourth quarter of 2005, the Company implemented a new Baan information system at one location of Ducommun AeroStructures, Inc. (“DAS”). Three other locations of DAS were utilizing the Baan information system prior to the fourth quarter of 2005.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The information under the caption “Election of Directors” in the 2006 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

The following table sets forth the names and ages of all executive officers of the Company, as of the date of this report, all positions and offices held with the Company and brief accounts of business experience during the past five years. Executive officers do not serve for any specified terms, but are typically elected annually by the Board of Directors of the Company or, in the case of subsidiary presidents, by the Board of Directors of the respective subsidiaries.

Name (Age)	Positions and Offices Held With Company (Year Elected)	Other Business Experience (Past Five Years)
Joseph C. Berenato (59)	Chief Executive Officer (1997) and Chairman of the Board (1999)	–

James S. Heiser (49)	Vice President (1990), Chief Financial Officer (1996), General Counsel (1988), Secretary (1987), and Treasurer (1995)	–

Gary Parkinson (49)	Vice President , Human Resources (2005)	Vice President, Human Resources of Great Lakes Chemical Corp. (2003-2005); Director, Human Resources of Eaton Aerospace (1999-2003)

Anthony J. Reardon (55)	President of Ducommun AeroStructures, Inc. (2004)	President of Ducommun AeroStructures (2003); Vice President of Business Management of Ducommun Aerostructures (2001-2002); Vice President of Business Management of Composite Structures, LLC (1997-2001)

John J. Walsh (47)	President of Ducommun Technologies, Inc. (2004)	Executive Vice President and Chief Operating Officer of Special Devices, Inc. (1998-2004)

Samuel D. Williams (57)	Vice President (1991) and Controller (1988)	–

Audit Committee and Audit Committee Financial Expert

The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2006 Proxy Statement is incorporated herein by reference.

Compliance With Section 16(a) of the Exchange Act

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Ethics” in the 2006 Proxy Statement is incorporated herein by reference.

Changes to Procedures to Recommend Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the caption “Compensation of Executive Officers” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Principal Accountant Fees and Services” contained in the 2006 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

2.    Financial Statement Schedule

The following schedule for the years ended December 31, 2005, 2004 and 2003 is filed herewith:

Schedule II—Valuation and Qualifying Accounts and Reserves	58

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

3.    Exhibits

See Item 15(b) for a list of exhibits.	59-61

Management’s Report on Internal Control Over Financial Reporting

Management of Ducommun Incorporated (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as stated in the report which appears immediately following this Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ducommun Incorporated:

We have completed integrated audits of Ducommun Incorporated’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ducommun Incorporated and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 32, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Los Angeles, California

February 27, 2006

Ducommun Incorporated

Consolidated Statements of Income

Year ended December 31,	2005	2004	2003
(In thousands, except per share amounts)

Net Sales	$249,696	$224,876	$225,906

Operating Costs and Expenses:
Cost of goods sold	198,041	181,344	175,325
Selling, general and administrative expenses	31,057	28,857	27,944

Total Operating Costs and Expenses	229,098	210,201	203,269

Gain on Sale of Real Estate	-	-	1,260

Operating Income	20,598	14,675	23,897
Interest Income (Expense)	522	(210)	(753)

Income Before Taxes	21,120	14,465	23,144
Income Tax Expense	(5,127)	(3,293)	(6,943)

Net Income	$15,993	$11,172	$16,201

Earnings Per Share:
Basic earnings per share	$1.59	$1.12	$1.64
Diluted earnings per share	$1.57	$1.10	$1.63

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Balance Sheets

December 31,	2005	2004
(In thousands, except share data)

Assets
Current Assets:
Cash and cash equivalents	$19,221	$158
Accounts receivable (less allowance for doubtful accounts of $244 and $333)	32,890	26,909
Inventories	53,299	50,460
Deferred income taxes	6,048	7,389
Prepaid income taxes	56	598
Other current assets	4,464	4,397

Total Current Assets	115,978	89,911
Property and Equipment, Net	52,481	54,984
Goodwill	57,201	57,201
Other Assets	2,309	2,457

	$227,969	$204,553

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$-	$1,200
Accounts payable	17,787	12,772
Accrued liabilities	33,879	30,552

Total Current Liabilities	51,666	44,524
Long-Term Debt, Less Current Portion	-	-
Deferred Income Taxes	5,752	6,421
Other Long-Term Liabilities	2,700	2,117

Total Liabilities	60,118	53,062

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 10,108,996 shares in 2005 and 10,042,116 shares in 2004	101	100
Additional paid-in capital	41,987	41,038
Retained earnings	128,463	112,470
Accumulated other comprehensive loss	(2,700)	(2,117)

Total Shareholders’ Equity	167,851	151,491

	$227,969	$204,553

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Statements of Cash Flows

Year ended December 31,	2005	2004	2003
(In thousands)

Cash Flows from Operating Activities:
Net Income	$15,993	$11,172	$16,201
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization	7,586	7,499	7,569
Deferred income tax provision/(benefit)	672	(64)	3,734
Income tax benefit related to the exercise of nonqualified stock options	293	1,433	106
Decrease in doubtful accounts	(89)	(170)	(31)
Loss/(Gain) on sale of assets	24	349	(1,218)
Net (reduction)/increase of warranty reserves	(1,606)	(31)	62
Net (reduction of)/provision for contract cost overruns	(737)	1,195	(763)
Changes in Assets and Liabilities, Net of Effects from Acquisition:
Accounts receivable—(increase)	(5,892)	(464)	(1,716)
Inventories—(increase)/decrease	(2,839)	(10,457)	1,714
Prepaid income taxes—decrease/(increase)	542	995	(1,453)
Other assets—decrease/(increase)	81	(863)	923
Accounts payable—increase/(decrease)	5,015	(1,428)	(2,151)
Accrued and other liabilities—increase/(decrease)	5,670	(6,764)	7,480

Net Cash Provided by Operating Activities	24,713	2,402	30,457

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,133)	(5,942)	(5,767)
Proceeds from sale of assets	26	39	4,593
Acquisition of businesses	-	-	(2,322)

Net Cash Used in Investing Activities	(5,107)	(5,903)	(3,496)

Cash Flows from Financing Activities:
Net repayment of long-term debt	(1,200)	(1,385)	(23,666)
Net cash effect of exercise related to stock options	657	1,212	363

Net Cash Used in Financing Activities	(543)	(173)	(23,303)

Net Increase/(Decrease) in Cash and Cash Equivalents	19,063	(3,674)	3,658
Cash and Cash Equivalents—Beginning of Year	158	3,832	174

Cash and Cash Equivalents—End of Year	$19,221	$158	$3,832

Supplemental Disclosures of Cash Flow Information:
Interest paid	$32	$214	$802
Income taxes paid	$3,392	$2,202	$5,026

Supplemental information for Non-Cash Investing and Financing Activities:

See Note 2 for non-cash investing activities related to the acquisition and the disposition of businesses.

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except share data)

Balance at December 31, 2002	9,863,985	$99	$37,925	$85,097	$(2,679)	$120,442
Comprehensive income:
Net income				16,201		16,201
Equity adjustment for additional minimum pension liability, net of tax	-	-	-	-	638	638

						16,839
Stock options exercised	49,712	-	620	-	-	620
Stock repurchased related to the exercise of stock options	(11,732)	-	(257)	-	-	(257)
Income tax benefit related to the exercise of nonqualified stock options	-	-	106	-	-	106

Balance at December 31, 2003	9,901,965	99	38,394	101,298	(2,041)	137,750
Comprehensive income:
Net income				11,172		11,172
Equity adjustment for additional minimum pension liability, net of tax	-	-	-	-	(76)	(76)

						11,096
Stock options exercised	199,806	2	2,596	-	-	2,598
Stock repurchased related to the exercise of stock options	(59,655)	(1)	(1,385)	-	-	(1,386)
Income tax benefit related to the exercise of nonqualified stock options	-	-	1,433	-	-	1,433

Balance at December 31, 2004	10,042,116	100	41,038	112,470	(2,117)	151,491
Comprehensive income:
Net income				15,993		15,993
Equity adjustment for additional minimum pension liability, net of tax	-	-	-	-	(583)	(583)

						15,410
Stock options exercised	86,213	1	1,081	-	-	1,082
Stock repurchased related to the exercise of stock options	(19,333)	-	(425)	-	-	(425)
Income tax benefit related to the exercise of nonqualified stock options	-	-	293	-	-	293

Balance at December 31, 2005	10,108,996	$101	$41,987	$128,463	$(2,700)	$167,851

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries, after eliminating intercompany balances and transactions.

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

Year ended December 31,	2005	2004	2003
(In thousands, except per share amounts)

Net Income:
As reported	$15,993	$11,172	$16,201
Less: Total expense determined under fair value accounting for all awards, net of tax	(1,131)	(988)	(588)

Pro forma	$14,862	$10,184	$15,613

Earnings per common share:
As reported:
Basic	$1.59	$1.12	$1.64
Diluted	1.57	1.10	1.63
Pro forma:
Basic	$1.48	$1.02	$1.58
Diluted	1.46	1.00	1.57

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The weighted average fair value of options granted during 2005, 2004 and 2003, for which the exercise price equals the market price on the grant date, was $8.13, $8.80 and $6.72, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: dividend yields of zero percent; expected monthly volatility of 54.11, 52.95 and 53.14 percent, respectively; risk-free interest rates of 4.36, 3.59 and 2.52 percent, respectively, and expected option life of four years for 2005, 2004 and 2003.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each year. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each year. In 2005, 2004 and 2003, income available to common shareholders was $15,993,000, $11,172,000, and $16,201,000, respectively. In 2005, 2004 and 2003, the weighted average number of common shares outstanding was 10,065,000, 9,976,000 and 9,876,000, respectively, the dilutive shares associated with stock options were 134,000, 205,000 and 83,000, respectively, and the number of shares not included in the calculations because the impact would have been antidilutive was 244,000, 28,000 and 361,000, respectively.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. SFAS No. 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income, as reflected in the Consolidated Statements of Shareholders’ Equity, was comprised of an additional minimum pension liability adjustment of $2,700,000 and $2,117,000, net of tax, at December 31, 2005 and December 31, 2004, respectively.

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-impairments. The guidance in this FSP is applicable to reporting periods beginning after December 15, 2005. Management does not expect the adoption of this FSP to have a material effect on the Company’s consolidated financial position and results of operations.

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement will be effective for fiscal years beginning after December 15, 2005. The Company will adopt this Statement when it becomes effective. The adoption of this Statement could have a significant impact on the Company’s financial results of operations and financial position, should there be a change in accounting principle once this Statement is implemented.

In December 2004, Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which finalized the new accounting rules for share-based compensation including stock options, restricted stock and performance based equity compensation, was issued. SFAS No. 123R is an amendment to FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R will be effective for the Company in the first quarter of 2006. Beginning in January 1, 2006 all stock options or other equity-based awards to employees or directors that vest or become exercisable must be accounted for under SFAS No. 123R. The Company is required to adopt SFAS No. 123R on January 1, 2006. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material adverse effect on its results of operations, and the amount of the impact will depend on the amount and type of share-based payments granted in future periods.

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will become effective beginning in fiscal 2006. Management does not expect the adoption of SFAS No. 151 will have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Pro forma results for 2003, assuming the acquisition of DBP had occurred at the beginning of the period, would not have been materially different from the Company’s historical results.

Note 3. Inventories

Inventories consist of the following:

December 31,	2005	2004
(In thousands)

Raw materials and supplies	$17,388	$14,566
Work in process	43,417	41,239
Finished goods	685	1,265

	61,490	57,070
Less progress payments	8,191	6,610

Total	$53,299	$50,460

Note 4. Property and Equipment

Property and equipment consist of the following:

December 31,	2005	2004	Range of Estimated Useful Lives
(In thousands)

Land	$11,333	$11,333
Buildings and improvements	28,931	28,629	5 - 40 Years
Machinery and equipment	73,480	71,764	2 - 20 Years
Furniture and equipment	14,209	12,512	2 - 10 Years
Construction in progress	1,989	1,715

	129,942	125,953
Less accumulated depreciation and amortization	77,461	70,969

Total	$52,481	$54,984

Depreciation expense was $7,586,000, $7,499,000 and $7,569,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 5. Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Pursuant to the nonamortization provisions of SFAS No. 142, there was no goodwill amortization expense. Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

December 31,	2005	2004
(In thousands)

Balance at beginning of year	$57,201	$57,201
Goodwill additions/(deletions)	-	-

Balance at end of year	$57,201	$57,201

Note 6. Accrued Liabilities

Accrued liabilities consist of the following:

December 31,	2005	2004
(In thousands)

Accrued compensation	$15,452	$9,970
Provision for environmental costs	4,724	4,469
Customer deposits	1,553	2,584
Accrued insurance costs	2,615	3,375
Provision for contract cost overruns	2,286	3,023
Accrued warranty reserves	122	1,728
Accrued income tax and sales tax	4,869	3,365
Other	2,258	2,038

Total	$33,879	$30,552

Note 7. Long-Term Debt

Long-term debt is summarized as follows:

December 31,	2005	2004
(In thousands)

Bank credit agreement	$-	$800
Notes and other liabilities for acquisitions	-	400

Total debt	-	1,200
Less current portion	-	1,200

Total long-term debt	$-	$-

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (7.25% at December 31, 2005) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (4.69% for a six month term at December 31, 2005) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At December 31, 2005, the Company had $72,527,000 of unused lines of credit, after deducting $2,473,000 for outstanding standby letters of credit. The Company had no outstanding loans and was in compliance with all covenants at December 31, 2005.

On January 6, 2006, the Company acquired Miltec Corporation (“Miltec”), a privately-owned company based in Huntsville, Alabama for $50,000,000 (including assumed indebtedness) plus contingent payments not to exceed $3,000,000. The purchase price is subject to adjustment based on a closing balance sheet and certain tax refunds. Miltec is a leading provider of missile and aerospace systems design, development, integration and test. The acquisition will be accounted for under the purchase method of accounting. The cost of the acquisition will be allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $27,000,000 under the Company’s credit agreement.

The weighted average interest rate on borrowings outstanding was 0% and 5.67% at December 31, 2005 and 2004, respectively.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 8. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At December 31, 2005 and 2004, no preferred shares were issued or outstanding.

At December 31, 2005, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company did not repurchase any of its common stock during 2005, 2004 and 2003, in the open market.

Note 9. Stock Options

The Company has three stock option or incentive plans. Stock awards may be made to directors, officers and key employees under the stock plans on terms determined by the Compensation Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. Stock options have been and may be granted to directors, officers and key employees under the stock plans at prices not less than 100% of the market value on the date of grant, and expire not more than ten years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. At December 31, 2005 and 2004, options for 361,625 and 239,069 shares of common stock were exercisable, respectively.

At December 31, 2005, 232,050 common shares were available for future grants and 845,213 common shares were reserved for the exercise of outstanding options. Option activity during the three years ended December 31, 2005 was as follows:

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31	761,313	$16.200	796,326	$14.116	667,815	$13.942
Options granted	197,000	17.554	227,000	20.463	379,000	15.503
Options exercised	(86,213)	12.547	(199,806)	13.002	(49,712)	12.427
Options forfeited	(26,887)	18.570	(62,207)	15.351	(200,777)	16.573

Outstanding at December 31	845,213	$16.813	761,313	$16.200	796,326	$14.116

Exerciseable at December 31	361,625	$15.708	239,069	$13.797	248,401	$13.044

Available for grant at December 31	232,050		404,250		92,564

The weighted average fair value of options granted during 2005, 2004 and 2003, for which the exercise price equals the market price on the grant date, was $8.13, $8.80 and $6.72, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: dividend yields of zero percent; expected monthly volatility of 54.11, 52.95 and 53.14 percent, respectively; risk-free interest rate of 4.36, 3.59 and 2.52 percent, respectively; and expected option life of four years for 2005, 2004 and 2003.

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2005:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.020 - $ 11.999	28,950	3.18	$10.862	14,137	$10.978
$12.000 - $ 17.999	554,188	4.48	15.496	268,688	14.456
$18.000 - $ 23.750	262,075	5.12	20.254	78,800	20.828

Total	845,213	4.63	$16.813	361,625	$15.708

Note 10. Employee Benefit Plans

The Company has three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to covers certain current and retired directors. The third plan covers one former executive. The accumulated benefit obligations under these plans at December 31, 2005 and December 31, 2004 were $1,900,000 and $1,185,000, respectively, which are included in accrued liabilities.

The Company sponsors, for all of its employees, a 401(k) defined contribution plan under which employees can make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. The Company generally provides a match equal to 50 percent of the employees’ contributions up to the first 4 percent of compensation, except for union employees who are not eligible to receive the match. The Company matching contributions for the years ended December 31, 2005, 2004 and 2003 were approximately $700,000, $716,000 and $714,000, respectively.

On December 31, 2004, the Company terminated health care benefits for certain retired employees. In connection with the termination, in January 2005, the Company distributed lump sum payments to the eligible retirees in the aggregate amount of $277,000.

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

Year ended December 31,	2005	2004	2003
(In thousands)

Service cost	$648	$507	$447
Interest cost	607	623	536
Expected return on plan assets	(828)	(727)	(560)
Amortized losses	140	159	175

Net periodic pension cost	$567	$562	$598

The obligations and funded status of the defined benefit pension plan are as follows:

December 31,	2005	2004
(In thousands)

Change in benefit obligation
Beginning benefit obligation (January 1)	$10,740	$10,013
Service cost	648	507
Interest cost	607	623
Actuarial (gain) loss	741	(19)
Benefits paid	(415)	(384)

Benefit obligation (December 31)	$12,321	$10,740

Change in plan assets
Beginning fair value of plan assets (January 1)	$9,401	$7,644
Return on assets	689	797
Contributions	-	1,418
Benefits paid	(415)	(384)
Other	(97)	(74)

Fair value of plan assets (December 31)	$9,578	$9,401

Funded status	$(2,743)	$(1,339)
Unrecognized net actuarial loss	3,567	2,742

Net amount recognized	$824	$1,403

On December 31, 2005, the Company’s annual measurement date, the accumulated benefit obligation, exceeded the fair value of the pension plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized an additional minimum pension liability at December 31, 2005 and December 31, 2004 of $2,700,000, net of tax, and $2,117,000, net of tax, respectively, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. During the year ended, December 31, 2005, the additional minimum pension liability increased by $583,000, net of tax.

Information related to the accumulated benefit obligation in excess of the fair value of plan assets and the additional minimum pension liability under the pension plan, which is included in other comprehensive income, is noted as follows:

December 31,	2005	2004
(In thousands)

Projected benefit obligation	$12,321	$10,740
Accumulated benefit obligation	12,321	10,740
Fair value of plan assets	9,578	9,401
Increase in additional minimum pension liability included in other comprehensive income, net of tax	583	76

Amounts recognized in the statement of financial position relating to the pension plan consist of:

	Pension Benefits
December 31,	2005	2004
(In thousands)

Prepaid benefit cost	$-	$-
Accrued benefit cost in liabilities	(2,743)	(1,339)
Accumulated other comprehensive loss	3,567	2,742

Net amount recognized	$824	$1,403

The Company’s pension plan asset allocations at December 31, 2005 and 2004, by asset category, are as follows:

December 31,	2005	2004
Equity securities	76%	71%
Debt securities	24%	29%

Total	100%	100%

Plan assets consist primarily of listed stocks and bonds. The Company’s funding policy is to contribute cash to the pension plan so that the minimum contribution requirements established by government funding and taxing authorities are met.

The following weighted-average assumptions were used to determine the benefit obligations under the pension plan at:

	Pension Benefits
December 31,	2005	2004	2003
Discount rate	5.50%	5.75%	6.50%

The following weighted average assumptions were used to determine the net periodic benefit cost under the pension plan for:

	Pension Benefits
Year ended December 31,	2005	2004	2003
Discount rate	5.75%	6.50%	6.50%
Expected long-term return on plan assets	9.00%	9.00%	9.00%

The following benefit payments under the pension plan, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
2006	$438,000
2007	462,000
2008	487,000
2009	514,000
2010	542,000
2011 - 2015	3,230,000

The Company contributed $1,418,000 to the pension plan in 2004, and $0 in 2005. The Company has not determined whether it will make a contribution to the pension plan in 2006.

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

The warranty liability at December 31, 2005 was $122,000 compared to the warranty liability of $1,728,000 at December 31, 2004. In 2005, as a result of the favorable resolution of a customer warranty claim, the Company reversed and took into income $1,605,000 of warranty reserves originally accrued in 2002.

Information regarding the changes in the Company’s aggregate warranty liability is as follows for the year ended December 31, 2005 (in thousands):

Warranty liability at December 31, 2004	$1,728
Accruals for warranties during the year	150
Adjustments relating to pre-existing warranties	(1,756)

Warranty liability at December 31, 2005	$122

Note 12. Leases

The Company leases certain facilities and equipment for periods ranging from 1 to 8 years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2005, 2004 and 2003, was $2,816,000, $2,850,000 and $3,083,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at December 31, 2005 are as follows:

(In thousands)	Lease Commitments
2006	$2,219
2007	1,977
2008	1,024
2009	531
2010	511
Thereafter	583

Total	$6,845

Note 13. Income Taxes

The provision for income tax expense consists of the following:

Year ended December 31,	2005	2004	2003
(In thousands)

Current tax expense/(benefit):
Federal	$5,495	$2,885	$2,583
State	(1,040)	472	626

	4,455	3,357	3,209

Deferred tax expense/(benefit):
Federal	651	(100)	3,202
State	21	36	532

	672	(64)	3,734

Income Tax Expense	$5,127	$3,293	$6,943

Deferred tax assets (liabilities) are comprised of the following:

December 31,	2005	2004
(In thousands)

Allowance for doubtful accounts	$152	$172
Capital loss carryforwards	871	850
Contract cost overrun reserves	916	1,202
Employment-related reserves	1,871	1,498
Environmental reserves	951	874
Inventory reserves	3,498	2,683
Minimum pension liability	1,082	796
State tax credit carryforwards	349	253
Warranty reserves	49	665
Other	657	809

	10,396	9,802
Depreciation	(3,654)	(4,527)
Goodwill	(4,493)	(2,661)
Valuation allowance	(1,953)	(1,646)

Net deferred tax assets	$296	$968

The Company has state tax credit carryforwards of $1.3 million which begin to expire in 2016. Management has recorded benefit for those carryforwards it expects to be utilized on tax returns filed in the future.

Management has established a valuation allowance for items that are not expected to provide future tax benefits. Management believes it is more likely than not that the Company will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation from the customary relationship between income taxes and income before income taxes are as follows:

Year ended December 31,	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	2.8	2.0	3.4
Benefit of research and development tax credits	(2.1)	(3.8)	(8.7)
Benefit of extraterritorial income exclusion	(0.6)	(0.6)	(0.4)
Benefit of qualified domestic production activities	(1.0)	-	-
Reduction of tax reserves	(10.0)	(10.2)	-
Other	0.2	0.4	0.7

Effective Income Tax Rate	24.3%	22.8%	30.0%

During 2005 and 2004, the Company reduced certain tax reserves which were previously established for identified exposures. The decision to release the reserves was based upon events occurring during the year, including the expiration of tax statutes.

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

Under the guidance in FASB Staff Position No. FAS 109-1, the deduction for qualified domestic production activities is treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction is reported in the Company’s rate reconciliation.

Note 14. Contingencies

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas. The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in 32 aircraft ultimately sold to the United States government. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. The Company has filed a motion to dismiss the lawsuit, which is currently pending before the court. The Company intends to defend itself vigorously against the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

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

A California environmental agency has issued an order to DAS and other companies and government entities which allegedly sent hazardous waste to a landfill in West Covina, California. The order directs DAS and the other companies and government entities to take over the closure and post-closure operation of the landfill and to take certain other actions. The

Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $369,000 and $3.0 million. The Company’s accrued liabilities at December 31, 2005 included the minimum amount of the range of approximately $369,000.

The Orange County Water District has filed a lawsuit against American Electronics, Inc. (“AEI”), a subsidiary of the Company, and other companies, to recover damages, relating to contamination of groundwater within the District. The Company is defending the lawsuit, and has notified the former owners of AEI of their contractual indemnification obligations to the Company in connection with the lawsuit.

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

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon and Lockheed Martin. During 2005, 2004 and 2003, sales to Boeing were $114,549,000, $101,571,000 and $113,071,000, respectively; sales to Raytheon were $23,071,000, $25,287,000 and $29,755,000, respectively; and sales to Lockheed Martin were $18,995,000, $15,997,000 and $16,509,000, respectively. At December 31, 2005, trade receivables from Boeing, Raytheon and Lockheed Martin were $6,183,000, $4,467,000 and $1,902,000, respectively. The sales and receivables relating to Boeing, Raytheon and Lockheed Martin are diversified over a number of different commercial, space and military programs.

In 2005, 2004 and 2003, sales to foreign customers worldwide were $21,092,000, $17,437,000 and $12,280,000, respectively. The Company had no sales to a foreign country greater than 5% of total sales in 2005, 2004 and 2003, respectively. The amounts of profitability and identifiable assets attributable to foreign sales activity are not material when compared with revenue, profitability and identifiable assets attributed to United States domestic operations during 2005, 2004 and 2003.

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

Financial information by operating segment is set forth below:

Year Ended December 31,	2005	2004	2003
(In thousands)

Net Sales:
Ducommun AeroStructures, Inc.	$173,319	$147,568	$143,682
Ducommun Technologies, Inc.	76,377	77,308	82,224

Total Net Sales	$249,696	$224,876	$225,906

Segment Income before Interest and Taxes (1):
Ducommun AeroStructures, Inc.	$17,450	$9,097	$15,263
Ducommun Technologies, Inc.	9,433	11,815	15,813

	26,883	20,912	31,076
Corporate General and Administrative Expenses	(6,285)	(6,237)	(7,179)

Total Income Before Interest and taxes	$20,598	$14,675	$23,897

Depreciation and Amortization Expenses:
Ducommun AeroStructures, Inc.	$6,262	$6,140	$6,170
Ducommun Technologies, Inc.	1,231	1,317	1,293
Corporate Administration	93	42	106

Total Depreciation and Amortization Expenses	$7,586	$7,499	$7,569

Capital Expenditures:
Ducommun AeroStructures, Inc.	$3,421	$5,129	$3,919
Ducommun Technologies, Inc.	1,620	517	1,839
Corporate Administration	92	296	9

Total Capital Expenditures	$5,133	$5,942	$5,767

(1)	Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

As of December 31,	2005	2004
(In thousands)

Total Assets:
Ducommun AeroStructures, Inc.	$144,466	$140,055
Ducommun Technologies, Inc.	52,980	51,586
Corporate Administration	30,523	12,912

Total Assets	$227,969	$204,553

Goodwill
Ducommun AeroStructures, Inc.	$36,785	$36,785
Ducommun Technologies, Inc.	20,416	20,416

Total Goodwill	$57,201	$57,201

Note 17.  Subsequent Events

On January 6, 2006, the Company acquired Miltec Corporation (“Miltec”), a privately-owned company based in Huntsville, Alabama for $50,000,000 (including assumed indebtedness) plus contingent payments not to exceed $3,000,000. The purchase price is subject to adjustment based on a closing balance sheet and certain tax refunds. Miltec is a leading provider of missile and aerospace systems design, development, integration and test. The acquisition will be accounted for under the purchase method of accounting. The cost of the acquisition will be allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $27,000,000 under the Company’s credit agreement.

Supplementary Quarterly Financial Data (Unaudited)

	2005				2004

Three months ended	Dec 31	Oct 1	Jul 2	Apr 2	Dec 31	Oct 2	Jul 3	Apr 3

(in thousands, except per share amounts)
Sales and Earnings
Net Sales	$60,878	$63,008	$61,998	$63,812	$57,411	$51,835	$57,383	$58,247

Gross Profit	12,878	13,050	14,132	11,595	9,741	9,236	14,141	10,414

Income Before Taxes	4,216	5,902	6,352	4,650	1,744	3,163	6,072	3,486
Income Tax Expense	(694)	(1,587)	(2,279)	(567)	138	(411)	(1,765)	(1,255)

Net Income	$3,522	$4,315	$4,073	$4,083	$1,882	$2,752	$4,307	$2,231

Earnings Per Share:
Basic earnings per share	$.35	$.43	$.40	$.41	$.19	$.28	$.43	$.22
Diluted earnings per share	.34	.42	.40	.40	.18	.27	.42	.22

DUCOMMUN INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II

Column A	Column B	Column C			Column D			Column E
		Additions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions			Balance at End of Period

	FOR THE YEAR ENDED DECEMBER 31, 2005
Allowance for Doubtful Accounts	$333,000	$20,000				$110,000	(a)	$243,000
Valuation Allowance on Deferred Tax Assets	$1,646,000	$307,000	(c)					$1,953,000
Inventory Reserves	$6,557,000	$2,751,000				$1,025,000		$8,283,000

	FOR THE YEAR ENDED DECEMBER 31, 2004
Allowance for Doubtful Accounts	$503,000	$307,000			$ $	456,000 21,000	(a) (b)	$333,000
Valuation Allowance on Deferred Tax Assets	$1,604,000	$186,000	(d)			$144,000	(d)	$1,646,000
Inventory Reserves	$5,379,000	$3,425,000				$2,247,000		$6,557,000

	FOR THE YEAR ENDED DECEMBER 31, 2003
Allowance for Doubtful Accounts	$534,000	$113,000	(b)			$144,000	(b)	$503,000
Valuation Allowance on Deferred Tax Assets	$494,000	$1,110,000	(e)					$1,604,000
Inventory Reserves	$5,226,000	$3,335,000				$3,182,000		$5,379,000

(a)	Write-offs on uncollectible accounts.

(b)	Collections on previously written off accounts.

(c)	Increase Valuation Allowance regarding “Minimum Pension Liability” ($286,000) and California capital loss carryforward ($21,000).

(d)	Increase Valuation Allowance regarding federal capital loss carryforward ($186,000). Decrease Valuation Allowance regarding “Minimum Pension Liability” ($45,000) and California capital loss carryforward ($99,000).

(e)	Increase Valuation Allowance regarding “Minimum Pension Liability” ($347,000). Establish Valuation Allowance for federal ($332,000) and California ($431,000) capital loss carryforwards.

(b)	Exhibits

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

4.1        Amended and Restated Credit Agreement dated as of April 7, 2005 among Ducommun Incorporated and the lenders referred to therein. Incorporated by reference to Exhibit 99.1 to Form 8-K dated April 11, 2005.

4.2        Rights Agreement dated as of February 17, 1999 by and between Ducommun Incorporated and Harris Trust Company of California as Rights Agent. Incorporated by reference to Exhibit 4.2 to Form 8-K dated February 17, 1999.

4.3        Conversion Agreement dated July 22, 1992 between Ducommun Incorporated and the holders of the 9% Convertible Subordinated Notes due 1998. Incorporated by reference to Exhibit 1 to Form 8-K dated July 29, 1992.

*	10.1 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1990.

*	10.2 1994 Stock Incentive Plan, as amended May 7, 1998. Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1997.

*	10.3 2001 Stock Incentive Plan, as amended. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 31, 2004.

*	10.4 Form of Nonqualified Stock Option Agreement, for grants to employees prior to January 1, 1999, under the 1994 Stock Incentive Plan and the 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1990.

*	10.5 Form of Nonqualified Stock Option Agreement, for grants to employees between January 1, 1999 and June 30, 2003, under the 2001 Stock Incentive Plan, the 1994 Stock Incentive Plan and the 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999.

*	10.6 Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan, and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1996.

*	10.7 Form of Nonqualified Stock Option Agreement, for nonemployee directors under the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

*	10.8 Form of Nonqualified Stock Option Agreement, for grants to employees after July 1, 2003, under the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.

*	10.9 Form of Memorandum Amendment to Existing Stock Option Agreements dated August 25, 2003. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2003.

*	10.10 Form of Key Executive Severance Agreement entered with four current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999. All of the Key Executive Severance Agreements are identical except for the name of the executive officer and the date of the Agreement:

Executive Officer	Date of Agreement
Joseph C. Berenato	November 4, 1991
James S. Heiser	July 27, 1988
Anthony J. Reardon	June 23, 2004
Samuel D. Williams	June 21, 1989

*	10.11 Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Joseph C. Berenato	November 4, 1991
H. Frederick Christie	October 23, 1985
Eugene P. Conese, Jr.	January 26, 2000
Ralph D. Crosby, Jr.	January 26, 2000
Robert C. Ducommun	December 31, 1985
James S. Heiser	May 6, 1987
Thomas P. Mullaney	April 8, 1987
Robert D. Paulson	March 25, 2003
Samuel D. Williams	November 11, 1988

*	10.12 Ducommun Incorporated 2005 Bonus Plan. Incorporated by reference to Exhibit 99.2 to Form 8-K dated February 28, 2005.

*	10.13 Ducommun Incorporated 2006 Bonus Plan. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 8, 2006.

*	10.14 Directors’ Deferred Compensation and Retirement Plan, as amended and restated August 5, 2004. Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended October 2, 2004.

*	10.15 Ducommun Incorporated Executive Retirement Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

*	10.16 Ducommun Incorporated Executive Compensation Deferral Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 3, 1993.

*	10.17 Ducommun Incorporated Executive Compensation Deferral Plan No. 2 dated October 15, 1994. Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 1994.

10.18        Agreement and Plan of Merger, dated November 22, 2005, by and between Ducommun Incorporated, DT Acquisition Sub, Inc., Miltec Corporation and certain shareholders of Miltec Corporation. Incorporated by reference to Exhibit 2.1 to Form 8-K dated January 6, 2006.

*	10.19 Severance Agreement between Ducommun Technologies, Inc., and Paul L. Graham dated February 2, 2005. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 4, 2005.

*	10.20 Offer Letter of Employment dated August 16, 2004 between Ducommun Technologies, Inc., and John Walsh. Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2004.

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

Date: February 27, 2006		DUCOMMUN INCORPORATED

	By:	/s/ Joseph C. Berenato
Joseph C. Berenato
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2006	By:	/s/ Joseph C. Berenato
Joseph C. Berenato
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2006	By:	/s/ James S. Heiser
James S. Heiser
Vice President, Chief Financial Officer, General Counsel, Secretary and Treasurer (Principal Financial Officer)

Date: February 27, 2006	By:	/s/ Samuel D. Williams
Samuel D. Williams
Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)

DIRECTORS

By:	/s/ Joseph C. Berenato	Date:	February 27, 2006
Joseph C. Berenato

By:	/s/ Eugene P. Conese, Jr.	Date:	February 27, 2006
Eugene P. Conese, Jr.

By:	/s/ Ralph D. Crosby, Jr.	Date:	February 27, 2006
Ralph D. Crosby, Jr.

By:	/s/ H. Frederick Christie	Date:	February 27, 2006
H. Frederick Christie

By:	/s/ Robert C. Ducommun	Date:	February 27, 2006
Robert C. Ducommun

By	/s/ Thomas P. Mullaney	Date	February 27, 2006
Thomas P. Mullaney

By:	/s/ Robert D. Paulson	Date:	February 27, 2006
Robert D. Paulson