Form 10-Q
period 2006-04-01
DUCOMMUN INC /DE/
filed 2006-05-11
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-8174

DUCOMMUN INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	95-0693330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23301 Wilmington Avenue, Carson, California 90745-6209

(Address of principal executive offices) (Zip Code)

(310) 513-7280

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non–accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 1, 2006, there were outstanding 10,185,558 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 1, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$265	$19,221
Accounts receivable (less allowance for doubtful accounts of $373 and $244)	40,320	32,890
Unbilled receivables	2,752	—
Inventories	56,435	53,299
Deferred income taxes	6,200	6,048
Prepaid income taxes	50	56
Other intangible assets, net	1,265	—
Other current assets	8,791	4,464

Total Current Assets	116,078	115,978
Property and Equipment, Net	53,769	52,481
Goodwill, Net	91,906	57,201
Other Intangible Assets, Net	9,519	—
Other Assets	2,087	2,309

	$273,359	$227,969

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$1,000	$—
Accounts payable	18,939	17,787
Accrued liabilities	34,635	33,879

Total Current Liabilities	54,574	51,666
Long-Term Debt, Less Current Portion	38,000	—
Deferred Income Taxes	5,922	5,752
Other Long-Term Liabilities	2,700	2,700

Total Liabilities	101,196	60,118

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 10,185,558 shares in 2006 and 10,108,996 shares in 2005	102	101
Additional paid-in capital	43,536	41,987
Retained earnings	131,225	128,463
Accumulated other comprehensive loss	(2,700)	(2,700)

Total Shareholders’ Equity	172,163	167,851

	$273,359	$227,969

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Three Months Ended
	April 1, 2006	April 2, 2005
Net Sales	$72,158	$63,812
Operating Costs and Expenses:
Cost of goods sold	57,641	52,217
Selling, general and administrative expenses	9,636	6,867

Total Operating Costs and Expenses	67,277	59,084

Operating Income	4,881	4,728
Interest Expense	(515)	(78)

Income Before Taxes	4,366	4,650
Income Tax Expense	(1,604)	(567)

Net Income	$2,762	$4,083

Earnings Per Share:
Basic earnings per share	$.27	$.41
Diluted earnings per share	$.27	$.40
Weighted Average Number of Common Shares Outstanding:
Basic	10,133	10,045
Diluted	10,213	10,198

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For Three Months Ended
	April 1, 2006	April 2, 2005
Cash Flows from Operating Activities:
Net Income	$2,762	$4,083
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation	2,009	1,903
Amortization of other intangible assets	316	—
Deferred income tax provision	18	102
Excess tax benefit from stock-based compensation	(107)	—
Income tax benefit from stock based compensation	315	52
Stock-based compensation expense	370	—
Recovery of doubtful accounts	(10)	(77)
Other	1	(6)
Net provision for/(reduction of) contract cost overruns	113	(537)
Changes in Assets and Liabilities Net of Effects from Acquisition:
Accounts receivable - (increase)	(4,055)	(6,298)
Inventories - (increase)/decrease	(3,136)	713
Prepaid income taxes - decrease/(increase)	6	(573)
Other assets - (increase)/decrease	(424)	176
Accounts payable - increase	308	1,925
Accrued and other liabilities - (decrease)/increase	(4,602)	1,392

Net Cash (Used in)/Provided by Operating Activities	(6,116)	2,855

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(2,850)	(575)
Proceeds from Sale of Assets	134	—
Acquisition of Business, Net of Cash Acquired	(47,096)	—

Net Cash Used in Investing Activities	(49,812)	(575)

Cash Flows from Financing Activities:
Net Borrowing/(Repayment) of Long-Term Debt	36,000	(800)
Net Proceeds of Exercise Related to Stock Options	865	159
Excess Tax Benefit from Stock-Based Compensation	107	—

Net Cash Provided by/(Used in) Financing Activities	36,972	(641)

Net (Decrease)/Increase in Cash and Cash Equivalents	(18,956)	1,639
Cash and Cash Equivalents - Beginning of Period	19,221	158

Cash and Cash Equivalents - End of Period	$265	$1,797

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$444	$8
Income Taxes Paid	$1,147	$26

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

The consolidated balance sheet is unaudited as of April 1, 2006 and the consolidated statements of income and the consolidated statements of cash flows are unaudited for the three months ended April 1, 2006 and April 2, 2005. The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating inter-company balances and transactions. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended April 1, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Note 2.	Summary of Significant Accounting Policies

Ducommun operates in two business segments. Ducommun AeroStructures, Inc. (“DAS”), engineers and manufactures aerospace structural components and subassemblies. Ducommun Technologies, Inc. (“DTI”), designs, engineers and manufactures electromechanical components and subsystems, and through its Miltec Corporation (“Miltec”) subsidiary, provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for the aerospace and military markets. The significant accounting policies of the Company and its two business segments are the same except as described below.

Cash Equivalents

Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. The cost of these investments approximates fair value.

Revenue Recognition

Except for the Company’s Miltec subsidiary, the Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue from products sold under long-term contracts is recognized by the Company on the same basis as other sale transactions. The Company recognizes revenue on the sale of services (including prototype products) by its Miltec subsidiary based on the type of contract: time and materials, cost-plus reimbursement and firm-fixed price. Revenue is recognized by Miltec (i) on time and materials contracts as time is spent at hourly rates, which are negotiated with customers, plus the cost of any allowable materials and out-of-pocket expenses, (ii) on cost-plus reimbursement contracts based on direct and indirect costs incurred plus a negotiated profit calculated as a percentage of cost, a fixed amount or a performance-based award fee, and (iii) on fixed-price contracts on the percentage-of-completion method measured by the percentage of costs incurred to estimated total costs.

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

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, but do not include any selling, general and administrative expense. Costs under long-term contracts are accumulated into, and removed from, inventory on the same basis as other contracts. The Company assesses the inventory carrying value and reduces it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimates given information currently available. The Company's customer demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. The Company maintains an allowance for inventories for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

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

Other Intangible Assets

The Company amortizes purchased other intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from one to fourteen years.

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

Litigation and Commitments

In the normal course of business, the Company and its subsidiaries are defendants in certain litigation, claims and inquiries, including matters relating to environmental laws. In addition, the Company makes various commitments and incurs contingent liabilities. Management's estimates regarding contingent liabilities could differ from actual results.

Environmental Liabilities

Environmental liabilities are recorded when environmental assessments and/or remedial efforts are probable and costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company's commitment to a formal plan of action.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires that compensation expense for share-based payment transactions be recognized in the financial statements. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company adopted SFAS No. 123R using the modified prospective method and, therefore, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

Prior to January 1, 2006, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows.

SFAS No. 123R requires that the benefits of tax deductions in excess of the compensation cost recognized for stock options (“excess tax benefits”) be classified as financing cash flows. Excess tax benefits reflected as a financing cash inflow totaled $107,000 during the three months ended April 1, 2006. Excess tax benefits reflected as an operating cash inflow totaled $208,000 during the three months ended April 1, 2006.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period. For the three months ended April 1, 2006 and April 2, 2005, income available to common shareholders was $2,762,000 and $4,083,000, respectively. For the three months ended April 1, 2006 and April 2, 2005, the weighted average number of common shares outstanding was 10,133,000 and 10,045,000, respectively; the dilutive shares associated with stock options were 80,000 and 153,000, respectively; and the number of shares not included in the calculations because the impact would have been antidilutive was 408,900 and 43,000, respectively.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. SFAS No. 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, was comprised of a minimum pension liability adjustment of $2,700,000, net of tax, at April 1, 2006 and December 31, 2005.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) in February 2006. SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and

Hedging Activities” (“SFAS No. 133”), and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. We are currently assessing the impact SFAS No. 155 will have on our consolidated financial statements.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-impairments. The guidance in this FSP is applicable to reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material effect on the Company’s consolidated financial position and results of operations.

In October 2005, the FASB announced that FSP No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This Position states that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a leased asset, and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. This Position requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense, included in income from continuing operations. The Company adopted FSP No. 13-1 in January 2006. The adoption of FSP No. 13-1 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2005, FASB issued Statement of the Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 in January 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Note 3.	Acquisitions

On January 6, 2006, the Company acquired Miltec Corporation, a privately-owned company based in Huntsville, Alabama for $46,790,000 (including assumed indebtedness and excluding acquisition costs) plus contingent payments not to exceed $3,000,000. The purchase price is subject to adjustment based on a closing balance sheet and certain tax refunds. Miltec provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for aerospace and military markets. The acquisition of Miltec Corporation provides the Company with a platform business with leading-edge technology in a large and growing market with substantial design engineering capability. The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $27,000,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

The following table presents unaudited pro forma consolidated operating results for the Company for the three months ended April 2, 2005 as if the Miltec acquisition had occurred as of the beginning of the period presented.

(In thousands, except per share amounts)	Three Months Ended April 2, 2005
Net sales	$73,651
Net earnings	4,350
Basic earnings per share	0.43
Diluted earnings per share	0.43

The following table summarizes the preliminary purchase price allocation for Miltec Corporation at the date of acquisition:

(In thousands)
Tangible assets, exclusive of cash	$7,173
Intangible assets	11,100
Goodwill	34,705
Liabilities assumed	(5,882)

Cost of acquisition, net of cash acquired	$47,096

Note 4.	Inventories

Inventories consist of the following:

	(In thousands)
	April 1, 2006	December 31, 2005
Raw materials and supplies	$20,673	$17,388
Work in process	46,338	43,417
Finished goods	784	685

	67,795	61,490
Less progress payments	11,360	8,191

Total	$56,435	$53,299

Note 5.	Property and Equipment

Property and equipment consist of the following:

	(In thousands)
	April 1, 2006	December 31, 2005
Land	$11,333	$11,333
Buildings and improvements	29,009	28,931
Machinery and equipment	74,473	73,480
Furniture and equipment	14,497	14,209
Construction in progress	3,835	1,989

	133,147	129,942
Less accumulated depreciation and amortization	79,378	77,461

Total	$53,769	$52,481

Depreciation expense was $2,009,000 and $1,903,000 for the three months ended April 1, 2006 and April 2, 2005, respectively.

Note 6.	Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Pursuant to the nonamortization provisions of SFAS No. 142, there was no goodwill amortization expense for the three month periods ended April 1, 2006 and April 1, 2005. The carrying amount of goodwill for the three months ended April 1, 2006 is as follows:

	(In thousands)
	Ducommun AeroStructures, Inc.	Ducommun Technologies, Inc.	Total Ducommun
Balance at December 31, 2005	$36,785	$20,416	$57,201
Goodwill additions due to Miltec acquisition	—	34,705	34,705

Balance at April 1, 2006	$36,785	$55,121	$91,906

Other intangible assets at April 1, 2006 consist of backlog, trade names and customer relations in connection with the Miltec acquisition, and are amortized on the straight-line method over periods ranging from one to fourteen years. The fair value of other intangible assets was determined by management with the assistance of an independent valuation expert.

The carrying amount of other intangible assets as of April 1, 2006 and December 31, 2005 are as follows:

	(In thousands)
	Ducommun Technologies, Inc.
	April 1, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
Other intangible assets	$11,100	$(316)	$10,784	$—	$—	$—

Amortization expense of other intangible assets was $316,000 and $0 for the three month periods ended April 1, 2006 and April 2, 2005, respectively.

Note 7.	Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	April 1, 2006	December 31, 2005
Bank credit agreement	$36,000	$—
Notes for acquisition	3,000	—

Total debt	39,000	—
Less current portion	1,000	—

Total long-term debt	$38,000	$—

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (7.75% per annum at April 1, 2006) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions.

On January 6, 2006, the Company acquired Miltec Corporation. The purchase price included an unsecured three-year note payable to the owners, with principal payments of $1,000,000 a year with interest at 5.00% per annum.

The weighted average interest rate on borrowings outstanding was 5.78% and 6.00% at April 1, 2006 and April 2, 2005, respectively.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 8.	Accrued Liabilities

Accrued liabilities consist of the following:

	(In thousands)
	April 1, 2006	December 31, 2005
Accrued compensation	$14,456	$15,452
Provision for environmental costs	4,721	4,724
Customer deposits	1,273	1,553
Accrued insurance costs	2,098	2,615
Provision for contract cost overruns	2,399	2,286
Accrued warranty reserves	118	122
Accrued income tax and sales tax	5,048	4,869
Other	4,522	2,258

Total	$34,635	$33,879

Note 9.	Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At April 1, 2006 and December 31, 2005, no preferred shares were issued or outstanding.

The Company did not repurchase any of its common stock during the first three months ended April 1, 2006 and during the year ended December 31, 2005.

Note 10.	Stock Options

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires that compensation expense for share-based payment transactions be recognized in the financial statements. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (collectively, “SFAS No. 123”). The Company adopted SFAS No. 123R using the modified prospective method and, therefore, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123 using the Black-Scholes valuation model. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provision of SFAS No. 123R using a lattice-based valuation model. The Company recognizes compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company estimated the forfeiture rate based on its historic experience.

As part of its SFAS No. 123R adoption, the Company also examined its historic pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. The table below presents the weighted average expected life in months of the two identified employee populations. The expected life computation is based on historic exercise patterns and post-vesting termination behavior within each of the two populations identified. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is derived from historical volatility of the Company’s common stock.

The fair value of each share-based payment awards was estimated using the following assumptions and weighted average fair values as follows:

	Stock Options (1) Three Months Ended
	April 1, 2006	April 2, 2005
Weighted average fair value of grants	$10.01	$9.20
Risk-free interest rate	4.49%	4.63%
Dividend yield	0.00%	0.00%
Expected volatility	44.95%	54.10%
Expected life in months	56	48

(1)	The fair value calculation was based on stock options granted during the period.

Option activity under the option plans as of April 1, 2006 and changes during the three months ended April 1, 2006 were as follows:

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	845,213	$16.81
Granted	40,000	22.78
Exercised	(111,550)	14.65
Expired or canceled	(15,000)	16.36

Outstanding at April 1, 2006	758,663	$17.46	4.77	$3,648,232

Exercisable at April 1, 2006	254,763	$16.02	3.51	$1,593,875
Available for grant	205,800

The weighted-average grant-date fair value of options granted during the three months ended April 1, 2006 and April 2, 2005 approximate $10.01 and $9.20, respectively.

The aggregate intrinsic value in the table above represents the difference between the Company’s common stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money stock options as of the same date. This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on April 1, 2006. The total intrinsic value of options exercised for the three months ended April 1, 2006 and April 2, 2005 was $843,000 and $121,000, respectively. Total fair value of options vested and expensed was $370,000, before tax benefits, for the three months ended April 1, 2006.

As of April 1, 2006, $3,191,000 of total unrecognized compensation cost (before tax benefits) related to stock options is the cost expected to be recognized over a weighted-average period of 2.6 years.

Cash received from option exercises for the first three months ended April 1, 2006 and April 2, 2005 was $865,000 and $159,000, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment awards totaled $315,000 and $52,000 for the three months ended April 1, 2006 and April 2, 2005, respectively.

Nonvested stock awards at December 31, 2005 and changes during the three months ended April 1, 2006 were as follows:

	Number of shares	Weighted - Average Grant Date Fair Value Per Share
Nonvested at December 31, 2005	483,588	$8.10
Granted	40,000	10.01
Vested	(5,938)	3.37
Forfeited	(13,750)	7.96

Nonvested at April 1, 2006	503,900	$8.31

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the first quarter of 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, as follows:

(In thousands) Three Months Ended April 2, 2005
Net income, as reported	$4,083
Less: Stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(229)

Pro forma net income	$3,854

Earnings per common share:
As reported:
Basic	$.41
Diluted	.40
Pro forma:
Basic	$.38
Diluted	.38

As a result of adopting SFAS No. 123R, the impact to the Consolidated Condensed Financial Statement for the three months ended April 1, 2006 for income before income taxes and net income for the three months ended April 1, 2006 was $370,000 and $221,000 lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. The impact on both basic and diluted earnings per share for the three months ended April 1, 2006 was $0.02 per share.

Note 11.	Employee Benefit Plans

The Company has three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to covers certain current and retired directors. The third plan covers one former executive. The accumulated benefit obligations under the plan at April 1, 2006 and December 31, 2005 were $1,875,000 and $1,900,000, respectively, which are included in accrued liabilities.

The Company sponsors, for all of its employees, two 401(k) defined contribution plans. The first plan covers all employees, other than employees at the Company’s Miltec subsidiary, and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan the Company generally provides a match equal to 50% of the employee’s contributions up to the first 4% of compensation, except for union employees who are not eligible to receive the match. The second plan covers only the employees at the Company’s Miltec subsidiary and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 100% of their compensation or limits established by the Internal Revenue Code. Under this plan, Miltec generally (i) provides a match equal to 100% of the employee’s contributions up to the first 5% of compensation, (ii) contributes 3% of an employee’s compensation annually, (iii) contributes, at the Company’s discretion, 0% to 7% of an employee’s compensation annually. The Company’s provision for matching and profit sharing contributions for the three months ended April 1, 2006 and April 2, 2005 was approximately $826,000 and $166,000, respectively.

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

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands) Three Months Ended
	April 1, 2006	April 2, 2005
Service cost	$170	$154
Interest cost	174	160
Expected return on plan assets	(211)	(207)
Amortization of actuarial gain	51	35

	$184	$142

On December 31, 2005, the Company's annual measurement date, and April 1, 2006, the accumulated benefit obligation, exceeded the fair value of the pension plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized an additional minimum pension liability at April 1, 2006 and December 31, 2005 of $2,700,000, net of tax, which decreased shareholders' equity and is included in other long-term liabilities. This charge to shareholders' equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. There were no charges during the quarters ended April 1, 2006 and April 2, 2005.

The Company’s funding policy is to contribute cash to its pension plan so that the minimum contribution requirements established by government funding and taxing authorities are met. The Company has not determined whether it will make a contribution to the pension plan in 2006.

Note 12.	Indemnifications and Warranty Liability

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

The warranty liability at April 1, 2006 and December 31, 2005 was $119,000 and $122,000, respectively.

Information regarding the changes in the Company’s aggregate warranty liability is as follows for the three months ended April 1, 2006 and the year ended December 31, 2005:

	(In thousands)
	April 1, 2006	December 31, 2005
Warranty liability at beginning of period	$122	$1,728
Accruals for warranties during the period	26	150
Adjustments relating to pre-existing warranties	(29)	(1,756)

Warranty liability at end of period	$119	$122

Note 13.	Leases

The Company leases certain facilities and equipment for periods ranging from 1 to 8 years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense for the three months ended April 1, 2006 and April 2, 2005, was $1,018,000 and $718,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at April 1, 2006, are as follows:

(In thousands) Lease Commitments
2006	$2,578
2007	2,806
2008	1,468
2009	614
2010	594
Thereafter	810

Total	$8,870

Note 14.	Contingencies

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas. The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in 32 aircraft ultimately sold to the United States government. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. On February 27, 2006, the United States District Court granted the Company’s motion and dismissed the lawsuit with respect to the Company, but granted leave of court to the plaintiffs to amend the complaint to reassert their claims. On March 14, 2006, the plaintiffs filed a second amended complaint. On April 24, 2006, the Company filed a motion to dismiss the second amended complaint. The Company intends to defend itself vigorously against the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

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

DAS and other companies and government entities have entered into an amended consent decree (the “Consent Decree”) with the California Department of Toxic Substances Control (“DTSC”), which has been entered in the United States District Court for the Central District of California, relating to the alleged release of hazardous waste at a landfill in West Covina, California. The Consent Decree resolves the liability of the DAS and the other settling defendants for past response costs, future interim response costs and future DTSC oversight costs in connection with the landfill. The Consent Decree provides for the performance of certain operation, maintenance and monitoring activities at the landfill by DAS and the other settling defendants until the later of March 15, 2008 or two years after essential activities commence at the landfill. The Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $369,000 and $3.0 million. The Company’s accrued liabilities at April 1, 2006 included the minimum amount of the range of approximately $369,000.

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

The Company provides proprietary products and services to the Department of Defense and various United States government agencies, and most of the prime aerospace and aircraft manufacturers. As a result, the Company’s sales and trade receivables are concentrated principally in the aerospace industry.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the first quarter of 2006 and 2005, sales to Boeing were $30,666,000 and $28,293,000, respectively; sales to the United States government were $5,967,000 and $968,000, respectively; and sales to Raytheon were $6,034,000 and $6,248,000, respectively. At April 1, 2006, trade receivables from Boeing, the United States government and Raytheon were $8,034,000, $1,741,000 and $4,325,000, respectively. The sales and receivables relating to Boeing, the United States government and Raytheon are diversified over a number of different commercial, space and military programs.

Note 16.	Business Segment Information

Ducommun operates in two business segments. Ducommun AeroStructures, Inc. (“DAS”), engineers and manufactures aerospace structural components and subassemblies. Ducommun Technologies, Inc. (“DTI”), designs, engineers and manufactures electromechanical components and subsystems, and through its Miltec Corporation subsidiary, provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for the aerospace and military markets.

The Company supplies products and services to the aerospace industry. The Company's subsidiaries are organized into two strategic businesses, each of which is a reportable operating segment. Ducommun AeroStructures, Inc., manufactures aerospace structural components and subassemblies. Ducommun Technologies, Inc., manufactures aerospace electromechanical components and subsystems.

The accounting policies of the segments are the same as those of the Company, as described in Note 2, Summary of Significant Accounting Policies.

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

Financial information by reporting segment is set forth below:

	(In thousands) Three Months Ended
	April 1, 2006	April 2, 2005
Net Sales:
Ducommun AeroStructures, Inc.	$45,598	$43,843
Ducommun Technologies, Inc.	26,560	19,969

Total Net Sales	$72,158	$63,812

Segment Operating Income (1):
Ducommun AeroStructures, Inc.	$5,536	$3,467
Ducommun Technologies, Inc.	939	2,755

	6,475	6,222
Corporate General and Administrative Expenses	(1,594)	(1,494)

Total Operating Income	$4,881	$4,728

Depreciation and Amortization Expenses:
Ducommun AeroStructures, Inc.	$1,557	$1,586
Ducommun Technologies, Inc.	742	294
Corporate Administration	26	23

Total Depreciation and Amortization Expenses	$2,325	$1,903

Capital Expenditures:
Ducommun AeroStructures, Inc.	$2,172	$558
Ducommun Technologies, Inc.	674	—
Corporate Administration	4	17

Total Capital Expenditures	$2,850	$575

(1)	Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	April 1, 2006	December 31, 2005
Total Assets:
Ducommun AeroStructures, Inc.	$150,495	$144,466
Ducommun Technologies, Inc.	107,845	52,980
Corporate Administration	15,019	30,523

Total Assets	$273,359	$227,969

Goodwill and Intangibles
Ducommun AeroStructures, Inc.	$36,785	$36,785
Ducommun Technologies, Inc.	55,121	20,416

Total Goodwill and Intangibles	$91,906	$57,201

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ducommun designs, engineers and manufactures aerostructure and electromechanical components and subassemblies, and provides engineering, technical and program management services principally for the aerospace industry. The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs.

Domestic commercial aircraft programs include the Boeing 737NG, 747, 767 and 777. Foreign commercial aircraft programs include the Airbus Industrie A330, A340 and A340-600 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military production programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16 aircraft, and various aircraft and shipboard electronics upgrade programs. Commercial and military helicopter programs include helicopters manufactured by Boeing (principally the Apache helicopter), Sikorsky, Bell, Augusta and Carson. The Company continues to support various unmanned launch vehicle and satellite programs, but the Company’s contract for the Space Shuttle external fuel tank was terminated in January 2006.

On January 6, 2006, the Company completed the acquisition of Miltec Corporation (“Miltec”). As a result of the Miltec acquisition, the Company also provides engineering, technical and program management services, including the design, development, integration and test of prototype products. Engineering, technical and program management services are provided principally for advanced weapons systems and missile defense.

Sales, diluted earnings per share, gross profit as a percentage of sales, selling general and administrative expense as a percentage of sales, and the effective tax rate in the first quarter of 2006 and 2005, respectively, were as follows:

	First Quarter
	2006	2005
Sales (in $000’s)	$72,158	$63,812
Diluted Earnings Per Share	$.27	$.40
Gross Profit % of Sales	20.1%	18.2%
SG&A Expense % of Sales	13.4%	10.8%
Effective Tax Rate	36.7%	12.2%

The Company manufactures components and assemblies principally for domestic and foreign commercial aircraft and military and space programs. The Company’s mix of military, commercial and space business in the first quarter of 2006 and 2005, respectively, was approximately as follows:

	First Quarter
	2006	2005
Military	67%	61%
Commercial	32%	36%
Space	1%	3%

Total	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache helicopter programs. Sales to these programs, as a percentage of total sales, for the first quarter of 2006 and 2005, respectively, were approximately as follows:

	First Quarter
	2006	2005
Boeing Commercial Aircraft	15%	14%
Boeing C-17 Aircraft	9%	11%
Boeing Apache Helicopter	21%	19%
All Others	55%	56%

Total	100%	100%

Net income for the first quarter of 2006 was lower than in the first quarter of 2005. Based on currently available information, the Company expects that its net income will be lower for the full year 2006 than in 2005. The reasons for the expected decline in net income in 2006 include (1) an unfavorable change in sales mix, (2) expenses resulting from a change in accounting for stock options, (3) the absence of further significant warranty reserve reversals (which benefited 2005), (4) a higher effective tax rate, (5) expenses for start-up of the Company’s Thailand facility and facility consolidation in the United States, and (6) dilution of net income from the January 2006 acquisition of Miltec.

Results of Operations

First Quarter 2006 Compared to First Quarter 2005

Net sales in the first quarter of 2006 were $72,158,000, compared to net sales of $63,812,000 for the first quarter of 2005. The Company's mix of business in the first quarter of 2006 was approximately 67% military, 32% commercial, and 1% space, compared to 61% military, 36% commercial, and 3% space in the first quarter of 2005.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the first quarter of 2006 and 2005, sales to Boeing were $30,666,000 and $28,293,000, respectively; sales to the United States government were $5,967,000 and $968,000, respectively; and sales to Raytheon were $6,034,000 and $6,248,000, respectively. At April 1, 2006, trade receivables from Boeing, the United States government and Raytheon were $8,034,000, $1,741,000 and $4,325,000, respectively. The sales and receivables relating to Boeing, the United States government and Raytheon are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. Engineering, technical and program management services provided by the Company principally related to advanced weapons systems and missile defense. The Company’s defense business is widely diversified among military customers and programs. Sales related to military programs were approximately $48,615,000, or 67% of total sales in the first quarter of 2006, compared to $38,707,000, or 61% of total sales in the first quarter of 2005. The increase in military sales in the first quarter of 2006 resulted principally from approximately $9,937,000 in sales from the January 6, 2006 acquisition of Miltec and an increase in sales to the Apache helicopter program at Ducommun AeroStructures, Inc. (“DAS”), partially offset by lower sales to the C-17 program and lower sales to other military programs at Ducommun Technologies, Inc. The Apache helicopter program accounted for approximately $15,091,000 in sales in the first quarter of 2006, compared to $12,050,000 in sales in first quarter of 2005. The C-17 program accounted for approximately $6,366,000 in sales in the first quarter of 2006, compared to $7,310,000 in sales in the first quarter of 2005.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $23,082,000, or 32% of total sales in the first quarter of 2006, compared to $23,183,000, or 36% of total sales in the first quarter of 2005. During the first quarter of 2006, the Company had an increase in commercial aftermarket sales and sales to the Boeing 737NG program, partially offset by lower commercial sales at Ducommun Technologies, Inc. Sales to the Boeing 737NG program accounted for approximately $7,185,000 in sales in the first quarter of 2006, compared to $6,123,000 in sales in the first quarter of 2005.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $461,000, or 1% of total sales in the first quarter of 2006, compared to $1,922,000, or 3% of total sales in the first quarter 2005. In January 2006, the Company received a termination notice on the Space Shuttle program which affects virtually all of the Company’s work on the program.

Backlog is subject to delivery delays or program cancellations, which are beyond the Company's control. At April 1, 2006, backlog believed to be firm was approximately $293,300,000, compared to $292,291,000 at December 31, 2005. Approximately $147,000,000 of total backlog is expected to be delivered during 2006. The backlog at April 1, 2006 included approximately $90,094,000 of backlog for the Apache helicopter program, $30,154,000 of backlog for the C-17 program, and $42,782,000 of backlog for the 737/737NG program. Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

Gross profit, as a percentage of sales, increased to 20.1% in the first quarter of 2006 from 18.2% in the first quarter of 2005. The gross profit margin increase was primarily attributable to improvements in operating performance at Ducommun AeroStructures, Inc.

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 13.4% in the first quarter of 2006, compared to 10.8% in the first quarter of 2005. The increase in SG&A expenses, as a percentage of sales, was primarily due to the acquisition of Miltec, which has higher SG&A expenses as a percent of sales than the Company had prior to the acquisition, and amortization of intangible assets of $316,000 in 2006 related to the Miltec acquisition.

The Company’s results of operations for the first quarter of 2006 were impacted by the recognition of non-cash expense related to the fair value of stock-based compensation awards. During the first quarter of 2006, the Company recorded $370,000 in pre-tax stock-based compensation expense. Total stock-based compensation expense, net of tax, for the first quarter of 2006 was $221,000. There was no stock-based compensation expense charged against income in the first quarter of 2005; only pro-forma footnote disclosure was made. Also, the stock-based compensation expense related to employee stock options is held at the corporate level and, therefore, does not have an impact on segment results.

Interest expense was $515,000 in the first quarter of 2006, compared to interest expense of $78,000 in the first quarter of 2005, primarily due to higher debt levels in 2006 as a result of the Miltec acquisition compared to 2005.

Income tax expense increased to $1,604,000 in the first quarter of 2006, compared to $567,000 in the first quarter of 2005. The Company's effective tax rate for the first quarter of 2006 was 36.7%, compared to 12.2% in the first quarter of 2005. The effective tax rate in the first quarter of 2005 benefited from reductions in income tax reserves established in prior periods, and research and development tax credits. The Company currently expects its effective tax rate for the full year 2006 to be in the range of 31 percent to 35 percent with significant fluctuations from quarter-to-quarter during the year. Cash expended to pay income taxes was $1,147,000 in the first quarter of 2006, compared to $26,000 in the first quarter of 2005.

Net income for the first quarter of 2006 was $2,762,000, or $0.27 diluted earnings per share, compared to $4,083,000, or $0.40 diluted earnings per share, in the first quarter of 2005.

Financial Condition

Liquidity and Capital Resources

Net cash used in operating activities for the first quarter of 2006 was $6,116,000, compared to net cash provided by operating activities of $2,855,000 for the first quarter 2005. Net cash was used in operating activities for the first quarter of 2006 due to a $4,672,000 decrease in bonus accruals due to payments of 2005 earned bonuses in the first quarter of 2006, an increase in accounts receivable of $4,055,000 primarily related to the Miltec acquisition, higher sales and the timing of shipments and billings to customers, an increase in inventory of $3,136,000 primarily related to scheduled shipments in 2006, and a $81,000 increase in other assets and liabilities. Net cash used in operating activities for the first quarter of 2006 was partially offset by $2,762,000 of net income, $2,325,000 of depreciation and amortization of intangibles, a $556,000 increase in severance accruals and a $308,000 increase in accounts payable due to timing of payments of vendor invoices

Net cash used in investing activities for the first quarter of 2006 consisted primarily of $47,096,000 of cash paid for the Miltec acquisition and $2,850,000 of capital expenditures.

Net cash used in financing activities in the first quarter of 2006 of $36,972,000 included $36,000,000 of net borrowings by the Company, of which approximately $27,000,000 related to the Miltec acquisition , and $865,000 of net cash received from the exercise of common stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company's obligations during the next twelve months.

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (7.75% per annum at April 1, 2006) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions.

On January 6, 2006, the Company acquired Miltec Corporation. The purchase price included a three-year unsecured note payable to the owners, with principal payments of $1,000,000 a year with interest at 5.00% per annum.

The Company expects to spend less than $15,000,000 for capital expenditures in 2006. The increase in capital expenditures in 2006 from 2005 is principally to support new contract awards at DAS,

the startup of the Company’s Thailand manufacturing facility, planned facility consolidations in the United States and the January 2006 acquisition of Miltec Corporation. The Company believes that the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. In addition, due to the ongoing subcontractor consolidations, the Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft and space programs.

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

As of April 1, 2006, the Company had the following categories of contractual obligations (in thousands):

Contractual Obligations	Total	Payments due by period
		Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$39,000	$1,000	$2,000	$36,000	$—
Operating leases	8,870	3,338	3,681	1,187	664
Contractual obligations	5,673	—	438	2,005	3,230
Minimum pension liabilities	2,700	—	2,700	—	—

Total	$56,243	$4,338	$8,819	$39,192	$3,894

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas. The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in 32 aircraft ultimately sold to the United States government. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. On February 27, 2006, the United States District Court granted the Company’s motion and dismissed the lawsuit with respect to the Company, but granted leave of court to the plaintiffs to amend the complaint to reassert their claims. On March 14, 2006, the plaintiffs filed a second amended complaint. On April 24, 2006, the Company filed a motion to dismiss the second amended complaint. The Company intends to defend itself vigorously against the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

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

DAS and other companies and government entities have entered into an amended consent decree (the “Consent Decree”) with the California Department of Toxic Substances Control (“DTSC”), which has been entered in the United States District Court for the Central District of California, relating to the alleged release of hazardous waste at a landfill in West Covina, California. The Consent Decree resolves the liability of the DAS and the other settling defendants for past response costs, future interim response costs and future DTSC oversight costs in connection with the landfill. The Consent Decree provides for the performance of certain operation, maintenance and monitoring activities at the landfill by DAS and the other settling defendants until the later of March 15, 2008 or two years after essential activities commence at the landfill. The Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $369,000 and $3.0 million. The Company’s accrued liabilities at April 1, 2006 included the minimum amount of the range of approximately $369,000.

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

Off-Balance Arrangements

The Company’s off-balance sheet arrangements consist solely of operating leases.

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

Revenue Recognition

Except for the Company’s Miltec subsidiary, the Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue from products sold under long-term contracts is recognized by the Company on the same basis as other sale transactions. The Company recognizes revenue on the sale of services (including prototype products) by its Miltec subsidiary based on the type of contract: time and materials, cost-plus reimbursement and firm-fixed price. Revenue is recognized by Miltec (i) on time and materials contracts as time is spent at hourly rates, which are negotiated with customers, plus the cost of any allowable materials and out-of-pocket expenses, (ii) on cost-plus reimbursement contracts based on direct and indirect costs incurred plus a negotiated profit calculated as a percentage of cost, a fixed amount or a performance-based award fee, and (iii) on fixed-price contracts on the percentage-of-completion method measured by the percentage of costs incurred to estimated total costs.

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

Other Intangible Assets

The Company amortizes purchased other intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from one to fourteen years.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires that compensation expense for share-based payment transactions be recognized in the financial statements. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company adopted SFAS No. 123R using the modified prospective method and, therefore, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

Prior to January 1, 2006, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified as financing cash flows. Excess tax benefits reflected as a financing cash inflow totaled $107,000 during the three months ended March 31, 2006. Excess tax benefits reflected as an operating cash inflow totaled $208,000 during the three months ended March 31, 2005.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) in February 2006. SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. We are currently assessing the impact SFAS No. 155 will have on our consolidated financial statements.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-impairments. The guidance in this FSP is applicable to reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material effect on the Company’s consolidated financial position and results of operations.

In October 2005, the FASB announced that FSP No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This Position states that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a leased asset, and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. This Position requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense, included in income from continuing operations. The Company adopted FSP No. 13-1 in January 2006. The adoption of FSP No. 13-1 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 in January 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(c)), that such disclosure controls and procedures were effective as of the end of the period covered by this report. On January 6, 2006, the Company completed the acquisition of Miltec Corporation (“Miltec”), at which time Miltec became an indirect wholly-owned subsidiary of the Company. The Company considers the acquisition of Miltec to be material to the results of operations, financial position and cash flows of the Company from the date of acquisition through April 1, 2006, and believes that the internal controls and procedures of Miltec have a material effect on the Company’s internal control over financial reporting. The Company is in the process of integrating the Miltec acquisition. The Company will report on its assessment of the combined operations of the Company and Miltec within the time period provided under the Sarbanes-Oxley Act of 2002 and the applicable Securities and Exchange Commission rules and regulations. Except for the acquisition of Miltec, no change in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On June 1, 2005, the Company was served with a summons and complaint in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas. The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in 32 aircraft ultimately sold to the United States government. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. On February 27, 2006, the United States District Court granted the Company’s motion and dismissed the lawsuit with respect to the Company, but granted leave of court to the plaintiffs to amend the complaint to reassert their claims. On March 14, 2006, the plaintiffs filed a second amended complaint. On April 24, 2006, the Company filed a motion to dismiss the second amended complaint. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

Item 1A.	Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2005 for a discussion of risk factors.

With respect to the risk factor described under the caption “Goodwill Could Be Impaired in the Future,” during the first quarter of 2006, the Company acquired Miltec. As a result, the goodwill of the Company was $91,906,000 at April 1, 2006.

Further, the Company has identified two additional risk factors as follows:

The Company Is Dependent on Its Ability to Attract and Retain Key Personnel

The Company’s success depends in part upon the ability to attract and retain key engineering, technical and managerial personnel. The Company faces competition for management, engineering and technical personnel from other companies and organizations. Therefore, the Company may not be able to retain its existing management and other key personnel, or be able to fill new management, engineering and technical positions created as a result of expansion or turnover of existing personnel. The loss of members of the Company’s senior management group, or key engineering and technical personnel, could have a material adverse effect on the Company’s business.

Stock-Based Compensation

Determining the appropriate fair value model and calculating the fair value of stock-based compensation requires the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. The assumptions used in calculating the fair value of share-based compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change or if the Company were to use different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimated forfeiture rate, the stock-based compensation expense could be significantly different from what has been recorded in the current period.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

Issuer Purchases of Equity Securities For the Three Months Ended April 1, 2006

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
Month beginning January 1, 2006 and ending January 28, 2006	20,909	$22.00	$460,000	$4,704,000
Month beginning January 29, 2006 and ending February 25, 2006	0	0.00	0	4,704,000
Month beginning February 26, 2006 and ending April 1, 2006	5,793	22.10	128,000	4,704,000

Total	26,702	$22.02	$588,000	$4,704,000

*	At April 1, 2006, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors. The Company did not repurchase any of its common stock during the first quarter of 2006 or 2005, in the open market.

Item 6.	Exhibits.

11	Reconciliation of Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 10, 2006