Form 10-Q
period 2006-07-01
DUCOMMUN INC /DE/
filed 2006-07-31
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Transitional Small Business Disclosure Format. (Check one):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 1, 2006, there were outstanding 10,230,246 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 1, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$2,522	$19,221
Accounts receivable (less allowance for doubtful accounts of $284 and $244)	40,187	32,890
Unbilled receivables	5,291	—
Inventories	59,903	53,299
Deferred income taxes	6,831	6,048
Prepaid income taxes	—	56
Other intangible assets, net	1,265	—
Other current assets	5,583	4,464

Total Current Assets	121,582	115,978
Property and Equipment, Net	53,611	52,481
Goodwill, Net	97,615	57,201
Other Intangible Assets, Net	9,202	—
Other Assets	1,873	2,309

	$283,883	$227,969

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$503	$—
Accounts payable	21,083	17,787
Accrued liabilities	35,371	33,879

Total Current Liabilities	56,957	51,666
Long-Term Debt, Less Current Portion	41,600	—
Deferred Income Taxes	6,075	5,752
Other Long-Term Liabilities	2,700	2,700

Total Liabilities	107,332	60,118

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 10,230,246 shares in 2006 and 10,108,996 shares in 2005	102	101
Additional paid-in capital	44,756	41,987
Retained earnings	134,393	128,463
Accumulated other comprehensive loss	(2,700)	(2,700)

Total Shareholders’ Equity	176,551	167,851

	$283,883	$227,969

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Three Months Ended
	July 1, 2006	July 2, 2005
Net Sales	$77,480	$61,998
Operating Costs and Expenses:
Cost of goods sold	62,255	47,866
Selling, general and administrative expenses	9,599	7,773

Total Operating Costs and Expenses	71,854	55,639

Operating Income	5,626	6,359
Interest Expense	(649)	(7)

Income Before Taxes	4,977	6,352
Income Tax Expense	(1,809)	(2,279)

Net Income	$3,168	$4,073

Earnings Per Share:
Basic earnings per share	$.31	$.40
Diluted earnings per share	$.31	$.40
Weighted Average Number of Common Shares Outstanding:
Basic	10,222	10,060
Diluted	10,312	10,161

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Six Months Ended
	July 1, 2006	July 2, 2005
Net Sales	$149,638	$125,810
Operating Costs and Expenses:
Cost of goods sold	119,896	100,083
Selling, general and administrative expenses	19,235	14,640

Total Operating Costs and Expenses	139,131	114,723

Operating Income	10,507	11,087
Interest Expense	(1,164)	(85)

Income Before Taxes	9,343	11,002
Income Tax Expense	(3,413)	(2,846)

Net Income	$5,930	$8,156

Earnings Per Share:
Basic earnings per share	$.58	$.81
Diluted earnings per share	$.58	$.80
Weighted Average Number of Common Shares Outstanding:
Basic	10,178	10,052
Diluted	10,266	10,191

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For Six Months Ended
	July 1, 2006	July 2, 2005
Cash Flows from Operating Activities:
Net Income	$5,930	$8,156
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation	4,054	3,788
Amortization of other intangible assets	633	—
Deferred income tax (benefit)/provision	(460)	1,422
Excess tax benefit from stock-based compensation	(178)	—
Income tax benefit from stock-based compensation	492	66
Stock-based compensation expense	782	—
Recovery of doubtful accounts	(19)	(80)
Gain on sale of assets	(27)	(6)
Net (recovery of)/provision for warranty reserves	(14)	108
Net provision for/(reduction of) contract cost overruns	198	(692)
Changes in Assets and Liabilities Net of Effects from Acquisitions:
Accounts receivable - (increase)	(2,584)	(4,455)
Unbilled receivables - (increase)	(2,732)	—
Inventories - (increase)/decrease	(6,484)	62
Prepaid income taxes - decrease/(increase)	56	(479)
Other assets - (increase)	(212)	(215)
Accounts payable - increase	2,376	2,154
Accrued and other liabilities - (decrease)/increase	(3,980)	198

Net Cash (Used in)/Provided by Operating Activities	(2,169)	10,027

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(4,680)	(1,747)
Proceeds from Sale of Assets	166	9
Acquisition of Businesses, Net of Cash Acquired	(49,691)	—

Net Cash Used in Investing Activities	(54,205)	(1,738)

Cash Flows from Financing Activities:
Net Borrowings/(Repayment) of Long-Term Debt	38,000	(1,200)
Net Cash Effect of Exercise Related to Stock Options	1,497	228
Excess Tax Benefit from Stock-Based Compensation	178	—

Net Cash Provided by/(Used in) Financing Activities	39,675	(972)

Net (Decrease)/Increase in Cash and Cash Equivalents	(16,699)	7,317
Cash and Cash Equivalents at Beginning of Period	19,221	158

Cash and Cash Equivalents at End of Period	$2,522	$7,475

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$1,023	$32
Taxes Paid	$2,963	$2,208

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The consolidated balance sheet is unaudited as of July 1, 2006 and the consolidated statements of income and the consolidated statements of cash flows are unaudited for the three months and six months ended July 1, 2006 and July 2, 2005. The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating inter-company balances and transactions. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2005. The results of operations for the three months and six months ended July 1, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Prior to January 1, 2006, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. SFAS No. 123R requires that the benefits of tax deductions in excess of the compensation cost recognized for stock options (“excess tax benefits”) be classified as financing cash flows. Excess tax benefits reflected as a financing cash inflow totaled $178,000 during the first six months ended July 1, 2006. Income tax benefits reflected as an operating cash inflow totaled $314,000 during the first six months ended July 1, 2006.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period. For the three months ended July 1, 2006 and July 2, 2005, income available to common shareholders was $3,168,000 and $4,073,000, respectively. The weighted average number of common shares outstanding for the three months ended July 1, 2006 and July 2, 2005 were 10,222,000 and 10,060,000, respectively; the dilutive shares associated with stock options were 90,000 and 101,000, respectively. For the six months ended July 1, 2006 and July 2, 2005, income available to common shareholders was $5,930,000 and $8,156,000, respectively. The weighted average number of common shares outstanding for the six months ended July 1, 2006 and July 2, 2005 were 10,178,000 and 10,052,000; and the dilutive shares associated with stock options were 88,000 and 139,000, respectively. For the three months ended July 1, 2006 and July 2, 2005 the number of shares not included in the calculations because the impact would have been antidilutive was 490,000 and 266,000, respectively; and for the six months ended July 1, 2006 and July 2, 2005 the number of shares not included in the calculation because the impact would have been antidilutive was 490,000 and 248,000, respectively.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. SFAS No. 130 defines these as items of other comprehensive income and as such must be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, was comprised of a minimum pension liability adjustment of $2,700,000, net of tax, at July 1, 2006 and December 31, 2005.

Recent Accounting Pronouncements

In July 2006, the FASB issued Final Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 excludes income taxes from the scope of SFAS No. 5, “Accounting for Contingencies.” FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the effect that the adoption of FIN No. 48 will have on its results of operations and financial position.

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) in February 2006. SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

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

In October 2005, the FASB announced that FSP No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This Position states that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a leased asset, and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. This Position requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense, included in income from continuing operations. The Company adopted FSP No. 13-1 in January 2006. The adoption of FSP No. 13-1 did not have a material impact on the Company’s consolidated financial position and results of operations.

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

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 in January 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial position and results of operations.

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

Note 3. Acquisitions

On January 6, 2006, the Company acquired Miltec Corporation (“Miltec”) a privately-owned company based in Huntsville, Alabama for $46,811,000 (including assumed indebtedness and excluding acquisition costs) plus contingent payments not to exceed $3,000,000. Miltec provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for aerospace and military markets. The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $24,000,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

On May 10, 2006, the Company acquired WiseWave Technologies, Inc. (“WiseWave”), a privately-owned company based in Torrance, California for $7,000,000 (including assumed indebtedness and excluding acquisition costs) plus contingent payments not to exceed $500,000. WiseWave manufactures microwave and millimeterwave products for both aerospace and non-aerospace applications. The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from notes to the sellers, and borrowings of approximately $5,100,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

The following table presents unaudited pro forma consolidated operating results for the Company for the three months and six months ended July 2, 2005 as if the Miltec acquisition had occurred as of the beginning of the periods presented. Pro forma results for the three months and six months ended July 2,

2005, assuming the acquisition of WiseWave at the beginning of the period, would not have been materially different from the Company’s historical results for the periods presented.

(In thousands, except per share amounts)	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
Net sales	$75,223	$148,874
Net earnings	3,451	7,273
Basic earnings per share	0.34	0.72
Diluted earnings per share	0.34	0.71

The following table summarizes the preliminary purchase price allocation for Miltec and WiseWave at the date of acquisitions:

(In thousands)
Tangible assets, exclusive of cash	$8,488
Intangible assets	11,100
Goodwill	40,414
Liabilities assumed	(10,311)

Cost of acquisition, net of cash acquired	$49,691

Note 4. Inventories

Inventories consist of the following:

	(In thousands)
	July 1, 2006	December 31, 2005
Raw materials and supplies	$23,777	$17,388
Work in process	47,844	43,417
Finished goods	753	685

	72,374	61,490
Less progress payments	12,471	8,191

Total	$59,903	$53,299

Note 5. Property and Equipment

Property and equipment consist of the following:

	(In thousands)
	July 1, 2006	December 31, 2005
Land	$11,333	$11,333
Buildings and improvements	29,052	28,931
Machinery and equipment	73,831	73,480
Furniture and equipment	15,276	14,209
Construction in progress	4,998	1,989

	134,490	129,942
Less accumulated depreciation and amortization	80,879	77,461

Total	$53,611	$52,481

Depreciation expense was $2,045,000 and $1,885,000 for the three months ended July 1, 2006 and July 2, 2005, respectively; and $4,054,000 and $3,788,000 for the six months ended July 1, 2006 and July 2, 2005, respectively.

Note 6. Goodwill and Other Intangible Assets

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS

No. 142”). Pursuant to the nonamortization provisions of SFAS No. 142, there was no goodwill amortization expense for the three and six month periods ended July 1, 2006 and July 2, 2005. The carrying amount of goodwill for the three months and six months ended July 1, 2006 is as follows:

	(In thousands)
	Ducommun AeroStructures, Inc.	Ducommun Technologies, Inc.	Total Ducommun
Balance at December 31, 2005	$36,785	$20,416	$57,201
Goodwill additions due to acquisitions	—	40,414	40,414

Balance at July 1, 2006	$36,785	$60,830	$97,615

Other intangible assets at July 1, 2006 consist of backlog, trade names and customer relations and non-compete agreements in connection with the Miltec acquisition, and are amortized on the straight-line method over periods ranging from one to fourteen years. The fair value of other intangible assets was determined by management with the assistance of an independent valuation expert.

The carrying amount of other intangible assets as of July 1, 2006 and December 31, 2005 are as follows:

	(In thousands)
	Ducommun Technologies, Inc.
	July 1, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
Other intangible assets	$11,100	$(633)	$10,467	$—	$—	$—

Amortization expense of other intangible assets was $317,000 and $633,000 for the three month and six month periods ended July 1, 2006.

Note 7. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	July 1, 2006	December 31, 2005
Bank credit agreement	$38,000	$—
Notes for acquisitions	4,103	—

Total debt	42,103	—
Less current portion	503	—

Total long-term debt	$41,600	$—

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (8.25% per annum at July 1, 2006) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions.

On January 6, 2006, the Company acquired Miltec Corporation. The purchase price included an unsecured three-year note payable to the owners, with principal payments of $353,000 in 2007 and $1,000,000 a year in 2008 and 2009, respectively, with interest at 5.00% per annum.

On May 10, 2006, the Company acquired WiseWave Technologies, Inc. The purchase price included an unsecured $750,000 note payable (in five equal annual installments of $150,000) for a five year non-competition agreement with no interest and a $1,000,000 note payable in 2009, with interest at 5.00% per annum.

The weighted average interest rate on borrowings outstanding was 6.34% at July 1, 2006. There were no borrowings as of July 2, 2005.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	(In thousands)
	July 1, 2006	December 31, 2005
Accrued compensation	$15,839	$15,452
Provision for environmental costs	4,759	4,724
Customer deposits	1,011	1,553
Accrued insurance costs	2,461	2,615
Provision for contract cost overruns	2,484	2,286
Accrued warranty reserves	108	122
Accrued income tax and sales tax	5,536	4,869
Other	3,173	2,258

Total	$35,371	$33,879

Note 9. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At July 1, 2006 and December 31, 2005, no preferred shares were issued or outstanding.

The Company did not repurchase any of its common stock during the six months ended July 1, 2006 and during the year ended December 31, 2005.

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

Under this transition method, stock-based compensation expense for the second quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123 using the Black-Scholes valuation model. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provision of SFAS No. 123R using a Black-Scholes valuation model. The Company recognizes compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. The Company has two identified employee populations, one with an option vesting term of four years and the other with an option vesting term of one year. The Company estimated the forfeiture rate based on its historic experience.

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

The fair value of each share-based payment award was estimated using the following assumptions and weighted average fair values as follows:

	Stock Options (1) Three Months Ended		Stock Options (1) Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Weighted average fair value of grants	$8.44	$7.90	$8.71	$8.04
Risk-free interest rate	5.21%	4.32%	5.08%	4.35%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	44.47%	54.00%	44.56%	54.01%
Expected life in months	55	48	55	48

(1)	The fair value calculation was based on stock options granted during the period.

Option activity under the option plans as of July 1, 2006 and changes during the six months ended July 1, 2006 were as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	845,213	$16.81
Granted	218,000	20.07
Exercised	(156,238)	14.50
Expired or canceled	(21,000)	18.19

Outstanding at July 1, 2006	885,975	$17.99	5.02	$1,223,230

Exercisable at July 1, 2006	306,000	$17.10	3.85	$673,393
Available for grant	33,800

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock price on the last trading day of the second quarter of 2006 and the exercise prices of outstanding stock options, multiplied by the number of in-the-money stock options as of the same date. The aggregate intrinsic value represents the total amount before tax withholdings, that would have been received by stock option holders if they had all exercised the stock options on July 1, 2006. The aggregate intrinsic value of stock options exercised for the three months ended July 1, 2006 and July 2, 2005 was $375,000 and $54,000, respectively; and for the six months ended July 1, 2006 and July 2, 2005 was $1,218,000 and $175,000, respectively. Total fair value of options vested and expensed was $412,000 and $782,000, before tax benefits, for the three months and six months ended July 1, 2006, respectively.

As of July 1, 2006, total unrecognized compensation cost (before tax benefits) related to stock options of $3,654,000 is expected to be recognized over a weighted-average period of 2.9 years.

Cash received from option exercises for the six months ended July 1, 2006 and July 2, 2005 was $2,265,000 and $226,000, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment awards totaled $492,000 and $66,000 for the six months ended July 1, 2006 and July 2, 2005, respectively.

Nonvested stock options at December 31, 2005 and changes during the six months ended July 1, 2006 were as follows:

	Number of shares	Weighted - Average Grant Date Fair Value Per Share
Nonvested at December 31, 2005	493,588	$8.10
Granted	218,000	8.71
Vested	(111,863)	8.02
Forfeited	(19,750)	8.07

Nonvested at July 1, 2006	579,975	$8.33

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and six months ended July 2, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, as follows:

	(In thousands)
	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
Net income, as reported	$4,073	$8,156
Less: Stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(236)	(465)

Pro forma net income	$3,837	$7,691

Earnings per common share:
As reported:
Basic	$.40	$.81
Diluted	.40	.80
Pro forma:
Basic	$.38	$.77
Diluted	.38	.75

As a result of adopting SFAS No. 123R, the impact to the Consolidated Condensed Financial Statement for the six months ended July 1, 2006 for income before income taxes and net income was $782,000 and $469,000 lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. The impact on basic and diluted earnings per share for the three months and six months ended July 1, 2006 was $0.04 per share and $0.05 per share, respectively.

Note 11. Employee Benefit Plans

The Company has three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers one former executive. The accumulated benefit obligations under the plan at July 1, 2006 and December 31, 2005 were $2,186,000 and $1,900,000, respectively, which are included in accrued liabilities.

The Company sponsors, for all of its employees, two 401(k) defined contribution plans. The first plan covers all employees, other than employees at the Company’s Miltec subsidiary, and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan the Company generally provides a match equal to 50% of the employee’s contributions up to the first 4% of compensation, except for union employees who are not eligible to receive the match. The second plan covers only the employees at the Company’s Miltec subsidiary and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 100% of their compensation or limits established by the Internal Revenue Code. Under this plan, Miltec generally (i) provides a match equal to 100% of the employee’s contributions up to the first 5% of compensation, (ii) contributes 3% of an employee’s compensation annually, (iii) contributes, at the Company’s discretion, 0% to 7% of an employee’s compensation annually. The Company’s provision for matching and profit sharing contributions for the six months ended July 1, 2006 and July 2, 2005 was approximately $1,508,000 and $335,000, respectively.

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

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost	$170	$154	$340	$308
Interest cost	174	151	348	303
Expected return on plan assets	(211)	(207)	(422)	(414)
Amortization of actuarial loss	51	35	102	70

	$184	$133	$368	$267

On December 31, 2005, the Company’s annual measurement date, and July 1, 2006, the accumulated benefit obligation, exceeded the fair value of the pension plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized an additional minimum pension liability at July 1, 2006 and December 31, 2005 of $2,700,000, net of tax, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. There were no charges during the quarters ended July 1, 2006 and July 2, 2005.

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

The warranty liability at July 1, 2006 and December 31, 2005 was $108,000 and $122,000, respectively.

Information regarding the changes in the Company’s aggregate warranty liability is as follows for the six months ended July 1, 2006 and the year ended December 31, 2005:

	(In thousands)
	July 1, 2006	December 31, 2005
Warranty liability at beginning of period	$122	$1,728
Accruals for warranties during the period	26	150
Adjustments relating to pre-existing warranties	(40)	(1,756)

Warranty liability at end of period	$108	$122

Note 13. Leases

The Company leases certain facilities and equipment for periods ranging from 1 to 8 years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense for the six months ended July 1, 2006 and July 2, 2005, was $2,175,000 and $1,422,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at July 1, 2006, are as follows:

(In thousands)
Lease Commitments
2006	$1,769,000
2007	2,835,000
2008	1,492,000
2009	614,000
2010	593,000
Thereafter	810,000

Total	$8,113,000

Note 14. Contingencies

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas. See Note 14 to the Notes to Consolidated Financial Statements in the Company’s Form 10-Q for the period ended April 1, 2006 for a discussion of the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

The Company is subject to various environmental contingencies. See Note 14 to the Notes to Consolidated Financial Statements in the Company’s Form 10-Q for the period ended April 1, 2006 for a discussion of environmental contingencies.

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

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the second quarter of 2006 and 2005, sales to Boeing were $31,297,000 and $30,159,000, respectively; sales to the United States government were $6,444,000 and $1,178,000, respectively; and sales to Raytheon were $6,152,000 and $5,194,000, respectively. At July 1, 2006, trade receivables from Boeing, the United States government and Raytheon were $14,147,000, $1,478,000 and $4,157,000, respectively. The sales and receivables relating to Boeing, the United States government and Raytheon are diversified over a number of different commercial, space and military programs.

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

Financial information by reporting segment is set forth below:

	(In thousands)
	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net Sales:
Ducommun AeroStructures, Inc.	$47,444	$42,656	$93,042	$86,499
Ducommun Technologies, Inc.	30,036	19,342	56,596	39,311

Total Net Sales	$77,480	$61,998	$149,638	$125,810

Segment Operating Income (1):
Ducommun AeroStructures, Inc.	$6,538	$4,785	$12,074	$8,252
Ducommun Technologies, Inc.	880	1,979	1,819	4,734

	7,418	6,764	13,893	12,986
Corporate General and Administrative Expenses	(1,792)	(405)	(3,386)	(1,899)

Total Operating Income	$5,626	$6,359	$10,507	$11,087

Depreciation and Amortization Expenses:
Ducommun AeroStructures, Inc.	$1,526	$1,572	$3,083	$3,158
Ducommun Technologies, Inc.	807	291	1,549	585
Corporate Administration	29	22	55	45

Total Depreciation and Amortization Expenses	$2,362	$1,885	$4,687	$3,788

Capital Expenditures:
Ducommun AeroStructures, Inc.	$1,051	$713	$3,223	$1,271
Ducommun Technologies, Inc.	773	437	1,447	437
Corporate Administration	6	22	10	39

Total Capital Expenditures	$1,830	$1,172	$4,680	$1,747

(1)	Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	July 1, 2006	December 31, 2005
Total Assets:
Ducommun AeroStructures, Inc.	$151,737	$144,466
Ducommun Technologies, Inc.	117,996	52,980
Corporate Administration	14,178	30,523

Total Assets	$283,911	$227,969

Goodwill and Intangibles
Ducommun AeroStructures, Inc.	$36,785	$36,785
Ducommun Technologies, Inc.	71,297	20,416

Total Goodwill and Intangibles	$108,082	$57,201

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On May 10, 2006, the Company acquired WiseWave Technologies, Inc. (“WiseWave”). WiseWave manufactures microwave and millimeterwave products for both aerospace and non-aerospace applications.

Sales, diluted earnings per share, gross profit as a percentage of sales, selling general and administrative expense as a percentage of sales, and the effective tax rate in the second quarter and the first six months of 2006 and 2005, respectively, were as follows:

	Second Quarter		Six Months
	2006	2005	2006	2005
Sales (in $000’s)	$77,480	$61,998	$149,638	$125,810
Diluted Earnings Per Share	$.31	$.40	$.58	$.80
Gross Profit % of Sales	19.7%	22.8%	19.9%	20.4%
SG&A Expense % of Sales	12.4%	12.5%	12.9%	11.6%
Effective Tax Rate	36.3%	35.9%	36.5%	25.9%

The Company manufactures components and assemblies principally for domestic and foreign commercial aircraft and military and space programs. The Company’s mix of military, commercial and space business in the second quarter and the first six months of 2006 and 2005, respectively, was approximately as follows:

	Second Quarter		Six Months
	2006	2005	2006	2005
Military	67%	63%	67%	62%
Commercial	32	33	32	35
Space	1	4	1	3

Total	100%	100%	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache helicopter programs. Sales to these programs, as a percentage of total sales, for the second quarter and the first six months of 2006 and 2005, respectively, were approximately as follows:

	Second Quarter		Six Months
	2006	2005	2006	2005
Boeing Commercial Aircraft	13%	14%	14%	14%
Boeing C-17 Aircraft	11	13	10	12
Boeing Apache Helicopter	19	19	20	19
All Others	57	54	56	55

Total	100%	100%	100%	100%

Net income for the second quarter of 2006 was lower than in the second quarter of 2005. Based on currently available information, the Company expects that its net income will be lower for the full year 2006 than in 2005. The reasons for the expected decline in net income in 2006 include (1) an unfavorable change in sales mix, (2) expenses resulting from a change in accounting for stock options, (3) a decline in operating performance at Ducommun Technologies, Inc., (4) non-cash amortization of intangibles related to the Miltec acquisition, and (5) expenses for start-up of the Company’s Thailand facility and facility consolidation in the United States.

Results of Operations

Second Quarter 2006 Compared to Second Quarter 2005

Net sales in the second quarter of 2006 were $77,480,000, compared to net sales of $61,998,000 for the second quarter of 2005. The Company’s mix of business in the second quarter of 2006 was approximately 67% military, 32% commercial, and 1% space, compared to 63% military, 33% commercial, and 4% space in the second quarter of 2005.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the second quarter of 2006 and 2005, sales to Boeing were $31,297,000 and $30,159,000, respectively; sales to the United States government were $6,444,000 and $1,178,000, respectively; and sales to Raytheon were $6,152,000 and $5,194,000, respectively. At July 1, 2006, trade receivables from Boeing, the United States government and Raytheon were $14,147,000, $1,478,000 and $4,157,000, respectively. The sales and receivables relating to Boeing, the United States government and Raytheon are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. Engineering, technical and program management services provided by the Company principally related to advanced weapons systems and missile defense. The Company’s defense business is widely diversified among military customers and programs. Sales related to military programs were approximately $51,744,000, or 67% of total sales in the second quarter of 2006, compared to $39,218,000, or 63% of total sales in the second quarter of 2005. The increase in military sales in the second quarter of 2006 resulted principally from approximately $10,377,000 in sales from the acquisition of Miltec on January 6, 2006 and an increase in sales to the Apache helicopter program and the C-17 program at Ducommun AeroStructures, Inc. (“DAS”), partially offset by lower sales to other military programs at Ducommun Technologies, Inc. (“DTI”). The Apache helicopter program accounted for approximately $14,450,000 in sales in the second quarter of 2006, compared to $11,991,000 in sales in second quarter of 2005. The C-17 program accounted for approximately $8,661,000 in sales in the second quarter of 2006, compared to $8,234,000 in sales in the second quarter of 2005.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $24,578,000, or 32% of total sales in the second quarter of 2006, compared to $20,258,000, or 33% of total sales in the second quarter of 2005. During the second quarter of 2006, the Company had an increase in commercial aftermarket sales and sales to the Boeing 737NG program. Sales to the Boeing 737NG program accounted for approximately $6,701,000 in sales in the second quarter of 2006, compared to $5,824,000 in sales in the second quarter of 2005.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $1,158,000, or 1% of total sales in the second quarter of 2006, compared to $2,522,000, or 4% of total sales in the second quarter 2005. In January 2006, the Company received a termination notice on the Space Shuttle program which affects virtually all of the Company’s work on the program.

Gross profit, as a percentage of sales, decreased to 19.7% in the second quarter of 2006 from 22.8% in the second quarter of 2005. The gross profit margin decrease was primarily attributable to a decline in operating performance at Ducommun Technologies, Inc., which included an $860,000 increase in inventory reserves related to a canceled contract, partially offset by improvements in operating performance at Ducommun AeroStructures, Inc.

Selling, general and administrative (“SG&A”) expenses, were $9,599,000, or 12.4% of sales, in the second quarter of 2006, compared to $7,773,000, or 12.5% of sales, in the second quarter of 2005. The increase in selling, general and administrative expenses in the second quarter of 2006 was primarily due to the acquisition of Miltec, which has higher selling, general and administrative expenses as a percent of sales than the Company had prior to the acquisition, non-cash amortization expenses for intangibles of $317,000 related to the Miltec acquisition and non-cash stock option expense of $412,000 related to the adoption of SFAS 123(R) “Share Based Payment” on January 1, 2006. There was no stock-based compensation expense charged against income in the second quarter of 2005; only pro-forma footnote disclosure was made. Also, the stock-based compensation expense related to employee stock options is held at the corporate level and, therefore, does not have an impact on segment results.

Interest expense was $649,000 in the second quarter of 2006, compared to interest expense of $7,000 in the second quarter of 2005, primarily due to higher debt levels in 2006 as a result of the Miltec and WiseWave acquisitions in 2006 compared to 2005.

Income tax expense decreased to $1,809,000 in the second quarter of 2006, compared to $2,279,000 in the second quarter of 2005. The decrease in income tax expense was primarily due to the decrease in income before taxes. Cash expended to pay income taxes was $1,816,000 in the second quarter of 2006, compared to $2,182,000 in the second quarter of 2005.

Net income for the second quarter of 2006 was $3,168,000, or $0.31 diluted earnings per share, compared to $4,073,000, or $0.40 diluted earnings per share, in the second quarter of 2005.

Six Months 2006 Compared to Six Months 2005

Net sales in the first six months of 2006 were $149,638,000, compared to net sales of $125,810,000 for the first six months of 2005. The Company’s mix of business in the first six months of 2006 was approximately 67% military, 32% commercial, and 1% space, compared to 62% military, 34% commercial, and 4% space in the first six months of 2005.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the first six months of 2006 and 2005, sales to Boeing were $61,963,000 and $58,452,000, respectively; sales to the United States government were $12,411,000 and $2,146,000, respectively; and sales to Raytheon were $12,186,000 and $11,442,000, respectively. At July 1, 2006, trade receivables from Boeing, the United States government and

Raytheon were $14,147,000, $1,478,000 and $4,157,000 respectively. The sales and receivables relating to Boeing, the United States government and Raytheon are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. Engineering, technical and program management services provided by the Company principally related to advanced weapons systems and missile defense. The Company’s defense business is widely diversified among military customers and programs. Sales related to military programs were approximately $100,359,000, or 67% of total sales in the first six months of 2006, compared to $77,925,000, or 62% of total sales in the first six months of 2005. The increase in military sales in the first six months of 2006 resulted principally increase in sales to the Apache helicopter program at Ducommun AeroStructures, Inc. (“DAS”), partially offset by lower sales to the C-17 program and lower sales to other military programs at Ducommun Technologies, Inc. (“DTI”). The Apache helicopter program accounted for approximately $29,541,000 in sales in the first six months of 2006, compared to $24,041,000 in sales in the first six months of 2005. The C-17 program accounted for approximately $15,027,000 in sales in the first six months of 2006, compared to $15,544,000 in sales in the first six months of 2005.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $47,660,000, or 32% of total sales in the first six months of 2006, compared to $43,441,000, or 35% of total sales in the first six months of 2005. During the first six months of 2006, the Company had an increase in commercial aftermarket sales and sales to the Boeing 737NG program, partially offset by lower commercial sales at Ducommun Technologies, Inc. Sales to the Boeing 737NG program accounted for approximately $13,886,000 in sales in the first six months of 2006, compared to $11,947,000 in sales in the first six months of 2005.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $1,619,000, or 1% of total sales in the first six months of 2006, compared to $4,444,000, or 3% of total sales, in the first six months of 2005. In January 2006, the Company received a termination notice on the Space Shuttle program which affects virtually all of the Company’s work on the program.

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. At July 1, 2006, backlog believed to be firm was approximately $305,466,000, compared to $292,291,000 at December 31, 2005. Approximately $132,000,000 of total backlog is expected to be delivered during 2006. The backlog at July 1, 2006 included approximately $82,444,000 of backlog for the Apache helicopter program, $26,493,000 of backlog for the C-17 program, and $37,705,000 of backlog for the 737/737NG program. Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

Gross profit, as a percentage of sales, decreased to 19.9% in the first six months of 2006 from 20.4% in the first six months of 2005. The gross profit margin decrease was primarily attributable to a decline in operating performance at Ducommun Technologies, Inc. which included an $860,000 increase in inventory reserves related to a canceled contract, partially offset by improvements in operating performance at Ducommun AeroStructures, Inc.

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 12.9% in the first six months of 2006, compared to 11.6% in the first six months of 2005. The increase in SG&A expenses, as a percentage of sales, was primarily due to the acquisition of Miltec, which has higher SG&A expenses as a percent of sales than the Company had prior to the acquisition, and non-cash amortization expense for intangibles of $633,000 in 2006 related to the Miltec acquisition and non-cash stock option expense of $782,000. There was no stock-based compensation expense charged against income in the first six months of 2005; only pro-forma footnote disclosure was made. Also, the stock-based compensation expense related to employee stock options is held at the corporate level and, therefore, does not have an impact on segment results.

Interest expense was $1,164,000 in the first six months of 2006, compared to interest expense of $85,000 in the first six months of 2005, primarily due to higher debt levels in 2006 as a result of the Miltec and WiseWave acquisitions in 2006 compared to 2005.

Income tax expense increased to $3,413,000 in the first six months of 2006, compared to $2,846,000 in the first six months of 2005. The Company’s effective tax rate for the first six months of 2006 was 36.5%, compared to 25.9% in the first six months of 2005. The effective tax rate in the first six months of 2005 benefited from reductions in income tax reserves established in prior periods, and research and development tax credits. The Company currently expects its effective tax rate for the full year 2006 to be in the range of 31 percent to 35 percent with significant fluctuations from quarter-to-quarter during the year. Cash expended to pay income taxes was $2,963,000 in the first six months of 2006, compared to $2,208,000 in the first six months of 2005.

Net income for the first six months of 2006 was $5,930,000, or $0.58 diluted earnings per share, compared to $8,156,000, or $0.80 diluted earnings per share, in the first six months of 2005.

Financial Condition

Liquidity and Capital Resources

Net cash used in operating activities for the first six months of 2006 was $2,169,000, compared to net cash provided by operating activities of $10,027,000 for the first six months of 2005. Net cash was used in operating activities for the first six months of 2006 due to a $4,672,000 decrease in bonus accruals due to payments of 2005 earned bonuses in the first quarter of 2006, an increase in accounts receivable of $5,316,000 primarily related to the Miltec and WiseWave acquisitions, higher sales and the timing of shipments and billings to customers, an increase in inventory of $6,484,000 primarily related to scheduled shipments in 2006 and work-in-process for new production jobs for 2006 and 2007. Net cash used in operating activities for the first six months of 2006 was partially offset by $5,930,000 of net income, $4,687,000 of depreciation and amortization of intangibles, a $593,000 increase in severance accruals and a $2,376,000 increase in accounts payable due to timing of payments of vendor invoices and a $717,000 increase in other liabilities.

Net cash used in investing activities for the first six months of 2006 consisted primarily of $49,691,000 of cash paid for the Miltec and WiseWave acquisitions and $4,680,000 of capital expenditures.

Net cash used in financing activities in the first six months of 2006 of $39,675,000 included $38,000,000 of net borrowings by the Company, of which approximately $32,000,000 related to the Miltec and WiseWave acquisitions, and $1,497,000 of net cash received from the exercise of common stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (8.25% per annum at July 1, 2006) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions.

On January 6, 2006, the Company acquired Miltec Corporation. The purchase price included an unsecured three-year note payable to the owners, with principal payments of $353,000 in 2007 and a $1,000,000 a year in 2008 and 2009, respectively, with interest at 5.00% per annum.

On May 10, 2006, the Company acquired WiseWave. The purchase price included an unsecured $750,000 note payable (in five equal annual installments of $150,000) for a five-year non-competition agreement with no interest and a $1,000,000 note payable in 2009, with interest at 5.00% per annum.

The Company expects to spend less than $15,000,000 for capital expenditures in 2006. The increase in capital expenditures in 2006 from 2005 is principally due to new contract awards at DAS, the startup of the Company’s Thailand manufacturing facility, planned facility consolidations in the United States and the January 2006 acquisition of Miltec Corporation. The Company believes that the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. In addition, due to the ongoing subcontractor consolidations, the Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft and space programs.

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

As of July 1, 2006, the Company had the following categories of contractual obligations (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$42,103	$503	$3,300	$38,300	$—
Operating leases	8,113	3,302	3,109	1,183	519
Contractual obligations	5,673	—	438	2,005	3,230
Minimum pension liabilities, net of taxes	2,700	—	2,700	—	—

Total	$58,589	$3,805	$9,547	$41,488	$3,749

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

DAS and other companies and government entities have entered into an amended consent decree (the “Consent Decree”) with the California Department of Toxic Substances Control (“DTSC”), which has been entered in the United States District Court for the Central District of California, relating to the alleged release of hazardous waste at a landfill in West Covina, California. The Consent Decree resolves the liability of the DAS and the other settling defendants for past response costs, future interim response costs and future DTSC oversight costs in connection with the landfill. The Consent Decree provides for the performance of certain operation, maintenance and monitoring activities at the landfill by DAS and the other settling defendants until the later of March 15, 2008 or two years after essential activities commence at the landfill. The Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $369,000 and $3.0 million. The Company’s accrued liabilities at July 1, 2006 included the minimum amount of the range of approximately $369,000.

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

Prior to January 1, 2006, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified as financing cash flows. Excess tax benefits reflected as a financing cash inflow totaled $178,000 during the first six months ended July 1, 2006. Excess tax benefits reflected as an operating cash inflow totaled $314,000 during the first six months ended July 1, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued Final Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 excludes income taxes from the scope of SFAS No. 5,

“Accounting for Contingencies.” FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the effect that the adoption of FIN No. 48 will have on its results of operations and financial position.

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) in February 2006. SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

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

In October 2005, the FASB announced that FSP No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This Position states that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a leased asset, and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. This Position requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense, included in income from continuing operations. The Company adopted FSP No. 13-1 in January 2006. The adoption of FSP No. 13-1 did not have a material impact on the Company’s consolidated financial position and results of operations.

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

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 in January 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial position and results of operations.

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

See Item 1 of the Company’s Form 10-Q for the quarter ended April 1, 2006 for a discussion of the lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc.

Item 1A.	Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2005 and Form 10-Q for the quarter ended April 1, 2006 for a discussion of risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

Issuer Purchases of Equity Securities For the Three Months Ended July 1, 2006

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
Month beginning April 2, 2006 and ending April 29, 2006	0	$0.00	0	$4,704,000
Month beginning April 30, 2006 and ending May 27, 2006	0	$0.00	0	$4,704,000
Month beginning May 28, 2006 and ending July 1, 2006	0	$0.00	0	$4,704,000

Total	0	$0.00	0	$4,704,000

*	At July 1, 2006, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors. The Company did not repurchase any of its common stock during the second quarter of 2006 or 2005, in the open market.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders of the Company was held on May 3, 2006. At the meeting, the shareholders approved the election of Joseph C. Berenato, Eugene P. Conese, Jr., and Ralph D. Crosby, Jr. as directors to serve for three-year terms ending in 2009, and the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2006. The shareholder vote on these matters was as follows:

	For	Abstain
Election of Joseph C. Berenato as director for a three-year term expiring in 2009	9,656,990	146,255
Election of Eugene P. Conese, Jr. as director for a three-year term expiring in 2009	9,710,321	92,924
Election of Ralph D. Crosby, Jr. as director for a three-year term expiring in 2009	9,709,921	93,324

	For	Against	Abstain
Ratification of Selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2005	9,770,804	32,420	21

The directors whose term of office continued after the 2006 Annual Meeting of Shareholders were H. Frederick Christie, Robert C. Ducommun, Thomas P. Mullaney and Robert D. Paulson.

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

DUCOMMUN INCORPORATED
(Registrant)

By:	/s/ Gregory A. Hann
Gregory A. Hann
Vice President, Chief Financial Officer
and Treasurer
(Duly Authorized Officer of the Registrant)

By:	/s/ Samuel D. Williams
Samuel D. Williams
Vice President and Controller
(Chief Accounting Officer of the Registrant)

Date: July 31, 2006