Form 10-Q
period 2006-09-30
DUCOMMUN INC /DE/
filed 2006-10-31
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non –accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 25, 2006, there were outstanding 10,242,996 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited) September 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$2,618	$19,221
Accounts receivable (less allowance for doubtful accounts of $288 and $244)	40,242	32,890
Unbilled receivables	4,611	—
Inventories	65,950	53,299
Deferred income taxes	7,516	6,048
Prepaid income taxes	—	56
Other current assets	5,485	4,464

Total Current Assets	126,422	115,978
Property and Equipment, Net	53,822	52,481
Goodwill, Net	108,066	57,201
Other Intangible Assets, Net	10,741	—
Other Assets	1,757	2,309

	$300,808	$227,969

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$1,253	$—
Accounts payable	26,851	17,787
Accrued liabilities	38,869	33,879

Total Current Liabilities	66,973	51,666
Long-Term Debt, Less Current Portion	43,850	—
Deferred Income Taxes	6,279	5,752
Other Long-Term Liabilities	2,700	2,700

Total Liabilities	119,802	60,118

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 10,234,996 shares in 2006 and 10,108,996 shares in 2005	102	101
Additional paid-in capital	45,112	41,987
Retained earnings	138,492	128,463
Accumulated other comprehensive loss	(2,700)	(2,700)

Total Shareholders’ Equity	181,006	167,851

	$300,808	$227,969

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Three Months Ended
	September 30, 2006	October 1, 2005
Net Sales	$81,557	$63,008

Operating Costs and Expenses:
Cost of goods sold	64,612	49,958
Selling, general and administrative expenses	10,374	7,555

Total Operating Costs and Expenses	74,986	57,513

Operating Income	6,571	5,495
Interest (Expense)/Income, Net	(704)	407

Income Before Taxes	5,867	5,902
Income Tax Expense, Net	(1,768)	(1,587)

Net Income	$4,099	$4,315

Earnings Per Share:
Basic earnings per share	$.40	$.43
Diluted earnings per share	$.40	$.42
Weighted Average Number of Common Shares Outstanding:
Basic	10,231	10,069
Diluted	10,292	10,222

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Nine Months Ended
	September 30, 2006	October 1, 2005
Net Sales	$231,195	$188,818

Operating Costs and Expenses:
Cost of goods sold	184,508	150,041
Selling, general and administrative expenses	29,609	22,195

Total Operating Costs and Expenses	214,117	172,236

Operating Income	17,078	16,582
Interest (Expense)/Income, Net	(1,868)	322

Income Before Taxes	15,210	16,904
Income Tax Expense, Net	(5,181)	(4,433)

Net Income	$10,029	$12,471

Earnings Per Share:
Basic earnings per share	$.98	$1.24
Diluted earnings per share	$.97	$1.22
Weighted Average Number of Common Shares Outstanding:
Basic	10,195	10,058
Diluted	10,287	10,190

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For Nine Months Ended
	September 30, 2006	October 1, 2005
Cash Flows from Operating Activities:
Net Income	$10,029	$12,471
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	6,131	5,652
Amortization of other intangible assets	999	—
Deferred income tax (benefit)/provision	(941)	2,454
Excess tax benefit from stock-based compensation	(182)	—
Income tax benefit from stock-based compensation	501	177
Stock-based compensation expense	1,067	—
Recovery of doubtful accounts	(15)	(110)
Gain on sale of assets	(36)	(13)
Net (recovery of)/provision for warranty reserves	(23)	108
Net reduction of contract cost overruns	(257)	(574)
Changes in Assets and Liabilities Net of Effects from Acquisitions:
Accounts receivable - (increase)	(856)	(6,882)
Unbilled receivables - (increase)	(2,052)	—
Inventories - (increase)	(10,784)	(588)
Prepaid income taxes - decrease	56	272
Other assets - (increase)	(186)	(570)
Accounts payable - increase	7,781	2,092
Accrued and other liabilities - (decrease)/increase	(408)	3,375

Net Cash Provided by Operating Activities	10,824	17,864

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(6,851)	(3,229)
Proceeds from Sale of Assets	179	18
Acquisition of Businesses, Net of Cash Acquired	(60,495)	—

Net Cash Used in Investing Activities	(67,167)	(3,211)

Cash Flows from Financing Activities:
Net Borrowings/(Repayment) of Long-Term Debt	38,000	(1,200)
Net Cash Effect of Exercise Related to Stock Options	1,558	247
Excess Tax Benefit from Stock-Based Compensation	182	—

Net Cash Provided by/(Used in) Financing Activities	39,740	(953)

Net (Decrease)/Increase in Cash and Cash Equivalents	(16,603)	13,700
Cash and Cash Equivalents at Beginning of Period	19,221	158

Cash and Cash Equivalents at End of Period	$2,618	$13,858

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$1,654	$32
Taxes Paid	$4,930	$2,237

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The consolidated balance sheet is unaudited as of September 30, 2006 and the consolidated statements of income and the consolidated statements of cash flows are unaudited for the three months and nine months ended September 30, 2006 and October 1, 2005. The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating inter-company balances and transactions. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2005. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Note 2. Changes in Significant Accounting Policies

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

Goodwill

The Company’s business acquisitions have resulted in goodwill. Goodwill is not amortized but is subject to impairment tests on an annual basis in the fourth quarter and between annual tests, in certain circumstances, when events indicate an impairment may have occurred. Goodwill is tested for impairment utilizing a two-step method. In the first step, the Company determines the fair value of the reporting unit using expected future discounted cash flows and other market valuation approaches, requiring management to make estimates and assumptions about the reporting unit’s future prospects. If the net book value of the reporting unit exceeds the fair value, the Company would then perform the second step of the impairment test which requires fair valuation of all the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. This residual fair value of goodwill is then compared to the carrying amount to determine impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

Other Intangible Assets

The Company amortizes purchased other intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from one to fourteen years. The value of other intangibles acquired through business combinations has been estimated using present value techniques which involve estimates of future cash flows. Actual results could vary, potentially resulting in impairment charges.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company began recognizing compensation expense for share-based payment transactions in the financial statements at their fair value. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation based upon the intrinsic value of options at the grant date. The transition to fair value was accounted for using the modified prospective method. Therefore, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

Prior to January 1, 2006, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. Prospectively, the benefits of tax deductions in excess of the compensation cost recognized for stock options (“excess tax benefits”) are classified as financing cash flows. Excess tax benefits reflected as a financing cash inflow totaled $182,000 during the first nine months ended September 30, 2006. Income tax benefits reflected as an operating cash inflow totaled $319,000 during the first nine months ended September 30, 2006.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilutive shares that could be issued if exercised or converted into common stock in each period. For the three months ended September 30, 2006 and October 1, 2005, income available to common shareholders was $4,099,000 and $4,315,000, respectively. The weighted average number of common shares outstanding for the three months ended September 30, 2006 and October 1, 2005 were 10,231,000 and 10,069,000, respectively; the dilutive shares associated with stock options were 61,000 and 153,000, respectively. For the nine months ended September 30, 2006 and October 1, 2005, income available to common shareholders was $10,029,000 and $12,471,000, respectively. The weighted average number of common shares outstanding for the nine months ended September 30, 2006 and October 1, 2005 were 10,195,000 and 10,058,000; and the dilutive shares associated with stock options were 92,000 and 133,000, respectively. For the three months ended September 30, 2006 and October 1, 2005 the number of shares not included in the calculations because the impact would have been antidilutive was 632,000 and 48,000, respectively; and for the nine months ended September 30, 2006 and October 1, 2005 the number of shares not included in the calculation because the impact would have been antidilutive was 523,000 and 246,000, respectively.

Comprehensive Income

Certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is defined as other comprehensive income and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a minimum pension liability adjustment of $2,700,000, net of tax, at September 30, 2006 and December 31, 2005.

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (FASB or the “Board”) issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. Companies will need to adopt SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2007.

On October 3, 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and amendment of FASB Statement No. 87, 88, 106, and 132(R.) (“SFAS No. 158”). This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position. SFAS No. 158 also requires employers to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

On September 13, 2006, the Securities Exchange Commission (“SEC”) released the Staff Accounting Bulletin No. 108 (“SAB No. 108”). For a number of years, the SEC staff has expressed concern over the diversity of practice surrounding how public companies (and their auditors) quantify financial statement misstatements. SAB No. 108 addresses the diversity in quantification practices with respect to annual financial statements. The interpretations in SAB No. 108 express the staff’s views regarding the process of quantifying financial statement misstatement.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-impairments. The guidance in this FSP is applicable to reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material effect on the Company’s consolidated financial position and results of operations.

In October 2005, the FASB announced that FSP No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This Position states that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a leased asset, and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. This Position requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense, included in income from continuing operations. The Company adopted FSP No. 13-1 in January 2006. The adoption of FSP No. 13-1 did not have a material impact on the Company’s consolidated financial position and results of operations or cash flows.

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

Note 3. Acquisitions

On January 6, 2006, the Company acquired Miltec Corporation (“Miltec”) a privately-owned company based in Huntsville, Alabama for $47,107,000 (including assumed indebtedness and excluding acquisition costs) plus contingent payments not to exceed $3,000,000. Miltec provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for aerospace and military markets. The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $24,000,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

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

On September 1, 2006, the Company acquired CMP Display Systems, Inc. (“CMP”), a privately-owned company based in Newbury Park, California for $14,000,000 (including assumed indebtedness and excluding acquisition costs). CMP manufactures incandescent, electroluminescent and LED edge lit panels and assemblies for the aerospace and defense industries. The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from notes to the sellers, and borrowings of approximately $10,800,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition

The following table presents unaudited pro forma consolidated operating results for the Company for the three months and nine months ended October 1, 2005 as if the Miltec acquisition had occurred as of the beginning of the periods presented. Pro forma results for the three months and nine months ended October 1, 2005, assuming the acquisition of WiseWave and CMP at the beginning of the period, would not have been materially different from the Company’s historical results for the periods presented.

(In thousands, except per share amounts)	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Net sales	$71,977	$220,851
Net earnings	3,136	10,401
Basic earnings per share	0.31	1.03
Diluted earnings per share	0.31	1.02

The table below summarizes the preliminary purchase price allocation for Miltec, WiseWave and CMP at the date of acquisitions. The allocations are incomplete as they do not reflect any fair value adjustments for CMP. The CMP purchase price allocation and portions of the Miltec and WiseWave purchase price allocations will be finalized during the fourth quarter of 2006.

(In thousands)
Tangible assets, exclusive of cash	$11,954
Intangible assets	11,740
Goodwill	50,865
Liabilities assumed	(14,064)

Cost of acquisition, net of cash acquired	$60,495

Note 4. Inventories

Inventories consist of the following:

	(In thousands)
	September 30, 2006	December 31, 2005
Raw materials and supplies	$24,950	$17,388
Work in process	50,313	43,417
Finished goods	1,410	685

	76,673	61,490
Less progress payments	10,723	8,191

Total	$65,950	$53,299

Note 5. Property and Equipment

Property and equipment consist of the following:

	(In thousands)
	September 30, 2006	December 31, 2005
Land	$11,333	$11,333
Buildings and improvements	29,751	28,931
Machinery and equipment	74,237	73,480
Furniture and equipment	15,903	14,209
Construction in progress	5,474	1,989

	136,698	129,942
Less accumulated depreciation and amortization	82,876	77,461

Total	$53,822	$52,481

Depreciation expense was $2,077,000 and $1,793,000 for the three months ended September 30, 2006 and October 1, 2005, respectively; and $6,131,000 and $5,652,000 for the nine months ended September 30, 2006 and October 1, 2005, respectively.

Note 6. Goodwill and Other Intangible Assets

The values of goodwill and other intangibles at September 30, 2006 are subject to change based upon the completion of our purchase price allocations. The carrying amount of goodwill for the three months and nine months ended September 30, 2006 is as follows:

	(In thousands)
	Ducommun AeroStructures, Inc.	Ducommun Technologies, Inc.	Total Ducommun
Balance at December 31, 2005	$36,785	$20,416	$57,201
Goodwill additions due to acquisitions	—	50,865	50,865

Balance at September 30, 2006	$36,785	$71,281	$108,066

Other intangible assets at September 30, 2006 consist of backlog, trade names, customer relations and non-compete agreements in connection with the Miltec and WiseWave acquisitions, and are amortized on the straight-line method over periods ranging from one to fourteen years. The fair value of other intangible assets was determined by management with the assistance of an independent valuation expert.

The carrying amount of other intangible assets as of September 30, 2006 and December 31, 2005 are as follows:

	(In thousands) Ducommun Technologies, Inc.
	September 30, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
Other intangible assets	$11,740	$(999)	$10,741	$—	$—	$—

Amortization expense of other intangible assets was $366,000 and $999,000 for the three month and nine month periods ended September 30, 2006.

Note 7. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	September 30, 2006	December 31, 2005
Bank credit agreement	$38,000	$—
Notes and other obligations for acquisitions	7,103	—

Total debt	45,103	—
Less current portion	1,253	—

Total long-term debt	$43,850	$—

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (8.25% per annum at September 30, 2006) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions.

On January 6, 2006, the Company acquired Miltec Corporation. The purchase price included an unsecured three-year note payable to the owners, with principal payments of $353,000 in 2007 and $1,000,000 a year in 2008 and 2009, respectively, with interest at 5.00% per annum.

On May 10, 2006, the Company acquired WiseWave Technologies, Inc. The purchase price included an interest free $750,000 payment obligation (in five equal annual installments of $150,000), for a non-competition agreement and an unsecured $1,000,000 note payable in 2009 with interest at 5.00% per annum.

On September 1, 2006, the Company acquired CMP Display Systems, Inc. The purchase price included an unsecured $3,000,000 note payable (in four equal annual installments of $750,000) with interest at 6.00% per annum.

The weighted average interest rate on borrowings outstanding was 6.31% at September 30, 2006. There were no borrowings as of October 1, 2005.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	(In thousands)
	September 30, 2006	December 31, 2005
Accrued compensation	$18,673	$15,452
Accrued income tax and sales tax	6,082	4,869
Provision for environmental costs	5,028	4,724
Accrued insurance costs	2,057	2,615
Provision for contract cost overruns	2,029	2,286
Customer deposits	1,113	1,553
Accrued warranty reserves	98	122
Other	3,789	2,258

Total	$38,869	$33,879

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

The Company’s transition to fair value accounting for stock-based compensation resulted in expense recognition in 2006 consisting of all awards granted prior to, but not yet vested as of December 31, 2005, and all awards granted after December 31, 2005 based on the grant-date fair value estimated using a Black-Scholes valuation model. The Company recognizes compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. The Company has two identified award populations, one with an option vesting term of four years and the other with an option vesting term of one year. The Company estimated the forfeiture rate based on its historic experience.

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

The fair value of each share-based payment award was estimated using the following assumptions and weighted average fair values as follows:

	Stock Options (1) Three Months Ended		Stock Options (1) Nine Months Ended
	Sept. 30, 2006	Oct. 1, 2005	Sept. 30, 2006	Oct. 1, 2005
Weighted average fair value of grants	N/A	$9.84	$8.71	$8.13
Risk-free interest rate	N/A	4.59%	5.08%	4.36%
Dividend yield	N/A	0.00%	0.00%	0.00%
Expected volatility	N/A	56.00%	44.56%	54.11%
Expected life in months	N/A	48	55	48

(1)	The fair value calculation was based on stock options granted during the period.

Option activity under the option plans as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	845,213	$16.81
Granted	218,000	20.07
Exercised	(160,988)	14.45
Expired or canceled	(32,000)	17.44

Outstanding at September 30, 2006	870,225	$18.04	4.79	$6,349,916

Exercisable at September 30, 2006	374,000	$17.03	3.68	$3,525,870
Available for grant	43,300

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock price on the last trading day of the third quarter of 2006 and the exercise prices of outstanding stock options, multiplied by the number of in-the-money stock options as of the same date. The aggregate intrinsic value represents the total amount before tax withholdings, that would have been received by stock option holders if they had all exercised the stock options on September 30, 2006. The aggregate intrinsic value of stock options exercised for the three months ended September 30, 2006 and October 1, 2005 was $23,000 and $331,000, respectively; and for the nine months ended September 30, 2006 and October 1, 2005 was $1,254,000 and $506,000, respectively. Total fair value of options vested and expensed was $285,000 and $1,067,000, before tax benefits, for the three months and nine months ended September 30, 2006, respectively.

As of September 30, 2006, total unrecognized compensation cost (before tax benefits) related to stock options of $3,266,266 is expected to be recognized over a weighted-average period of 2.5 years.

Cash received from option exercises for the nine months ended September 30, 2006 and October 1, 2005 was $1,558,000 and $662,000, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment awards totaled $501,000 and $177,000 for the nine months ended September 30, 2006 and October 1, 2005, respectively.

Nonvested stock options at December 31, 2005 and changes during the nine months ended September 30, 2006 were as follows:

	Number of shares	Weighted - Average Grant Date Fair Value Per Share
Nonvested at December 31, 2005	493,588	$8.10
Granted	218,000	8.71
Vested	(185,863)	8.00
Forfeited	(29,500)	8.32

Nonvested at September 30, 2006	496,225	$8.39

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and nine months ended October 1, 2005, had the Company applied the fair value recognition provisions as follows:

	(In thousands)
	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Net income, as reported	$4,315	$12,471
Less: Stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(288)	(826)

Pro forma net income	$4,027	$11,645

Earnings per common share:
As reported:
Basic	$.43	$1.24
Diluted	.42	1.22
Pro forma:
Basic	$.40	$1.16
Diluted	.39	1.14

As a result of fair value accounting for stock-based compensation, the impact to the Consolidated Condensed Financial Statement for the nine months ended September 30, 2006 for income before income taxes and net income was $1,067,000 and $704,000 lower, respectively, than if we had continued to account for stock-based compensation based upon grant date intrinsic value. The impact on basic and diluted earnings per share for the three months and nine months ended September 30, 2006 was $0.02 per share and $0.07 per share, respectively.

Note 10. Employee Benefit Plans

The Company has three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers one former executive. The accumulated benefit obligations under the plan at September 30, 2006 and December 31, 2005 were $2,156,000 and $1,900,000, respectively, which are included in accrued liabilities.

The Company sponsors, for all its employees, two 401(k) defined contribution plans. The first plan covers all employees, other than employees at the Company’s Miltec subsidiary, and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan the Company generally provides a match equal to 50% of the employee’s contributions up to the first 4% of compensation, except for union employees who are not eligible to receive the match. The second plan covers only the employees at the Company’s Miltec subsidiary and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 100% of their compensation or limits established by the Internal Revenue Code. Under this plan, Miltec generally (i) provides a match equal to 100% of the employee’s contributions up to the first 5% of compensation, (ii) contributes 3% of an employee’s compensation annually, and (iii) contributes, at the Company’s discretion, 0% to 7% of an employee’s compensation annually. The Company’s provision for matching and profit sharing contributions for the three months ended September 30, 2006 and October 1, 2005 was approximately $685,000 and $170,000, respectively. The Company’s provision for matching and profit sharing contributions for the nine months ended September 30, 2006 and October 1, 2005 was approximately $2,193,000 and $522,000, respectively.

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

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Service cost	$170	$—	$510	$—
Interest cost	174	8	522	23
Expected return on plan assets	(211)	—	(633)	—
Amortization of actuarial loss	51	—	153	—

	$184	$8	$552	$23

On December 31, 2005, the Company’s annual measurement date, and September 30, 2006, the accumulated benefit obligation exceeded the fair value of the pension plan assets. The Company recognized an additional minimum pension liability at September 30, 2006 and December 31, 2005 of $2,700,000, net of tax, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and could reverse if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. There were no charges during the quarters ended September 30, 2006 and October 1, 2005.

The Company’s funding policy is to contribute cash to its pension plan so that the minimum contribution requirements established by government funding and taxing authorities are met. The Company does not expect to make a contribution to the pension plan in 2006.

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

The warranty liability at September 30, 2006 and December 31, 2005 was $98,000 and $122,000, respectively.

Information regarding the changes in the Company’s aggregate warranty liability is as follows for the nine months ended September 30, 2006 and the year ended December 31, 2005:

	(In thousands)
	September 30, 2006	December 31, 2005
Warranty liability at beginning of period	$122	$1,728
Accruals for warranties during the period	26	150
Adjustments relating to pre-existing warranties	(50)	(1,756)

Warranty liability at end of period	$98	$122

Note 12. Leases

The Company leases certain facilities and equipment for periods ranging from 1 to 8 years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense for the nine months ended September 30, 2006 and October 1, 2005, was $3,355,000 and $2,115,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at September 30, 2006, are as follows:

(In thousands)
Lease Commitments
2006	$943,000
2007	3,175,000
2008	1,740,000
2009	758,000
2010	737,000
Thereafter	881,000

Total	$8,234,000

Note 13. Contingencies

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

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the third quarter of 2006 and 2005, sales to Boeing were $31,284,000 and $31,299,000, respectively; sales to the United States government were $8,713,000 and $988,000, respectively; and sales to Raytheon were $6,314,000 and $5,734,000, respectively. During the nine months of 2006 and 2005, sales to Boeing were $93,247,000 and $89,751,000, respectively; sales to the United States government were $21,124,000 and $3,134,000, respectively; and sales to Raytheon were $18,500,000 and $17,176,000, respectively. At September 30, 2006, trade receivables from Boeing, the United States government and Raytheon were $7,951,000, $1,338,000 and $2,248,000, respectively. The sales and receivables relating to Boeing, the United States government and Raytheon are diversified over a number of different commercial, space and military programs.

Note 15. Business Segment Information

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

Financial information by reporting segment is set forth below:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net Sales:
Ducommun AeroStructures, Inc.	$47,665	$43,992	$140,707	$130,491
Ducommun Technologies, Inc.	33,892	19,016	90,488	58,327

Total Net Sales	$81,557	$63,008	$231,195	$188,818

Segment Operating Income (1):
Ducommun AeroStructures, Inc.	$6,118	$4,506	$18,192	$12,758
Ducommun Technologies, Inc.	2,235	2,239	4,054	6,973

	8,353	6,745	22,246	19,731
Corporate General and Administrative Expenses	(1,782)	(1,250)	(5,168)	(3,149)

Total Operating Income	$6,571	$5,495	$17,078	$16,582

Depreciation and Amortization Expenses:
Ducommun AeroStructures, Inc.	$1,524	$1,524	$4,607	$4,682
Ducommun Technologies, Inc.	895	316	2,444	901
Corporate Administration	24	24	79	69

Total Depreciation and Amortization Expenses	$2,443	$1,864	$7,130	$5,652

Capital Expenditures:
Ducommun AeroStructures, Inc.	$1,338	$730	$4,561	$2,001
Ducommun Technologies, Inc.	832	712	2,279	1,149
Corporate Administration	1	40	11	79

Total Capital Expenditures	$2,171	$1,482	$6,851	$3,229

(1)	Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	September 30, 2006	December 31, 2005
Total Assets:
Ducommun AeroStructures, Inc.	$151,295	$144,466
Ducommun Technologies, Inc.	135,078	52,980
Corporate Administration	14,435	30,523

Total Assets	$300,808	$227,969

Goodwill and Intangibles
Ducommun AeroStructures, Inc.	$36,785	$36,785
Ducommun Technologies, Inc.	82,022	20,416

Total Goodwill and Intangibles	$118,807	$57,201

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ducommun designs, engineers and manufactures aerostructure and electromechanical components and subassemblies, and provides engineering, technical and program management services principally for the aerospace industry. These components, assemblies and services are provided principally for domestic and foreign commercial and military aircraft as well as space programs.

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

On September 1, 2006, the Company acquired CMP Display Systems, Inc. (“CMP”). CMP manufactures incandescent, electroluminescent and LED edge lit panels and assemblies for the aerospace and defense industries.

Sales, diluted earnings per share, gross profit as a percentage of sales, selling general and administrative expense as a percentage of sales, and the effective tax rate in the third quarter and the first nine months of 2006 and 2005, respectively, were as follows:

	Third Quarter		Nine Months
	2006	2005	2006	2005
Sales (in $000's)	$81,557	$63,008	$231,195	$188,818
Diluted Earnings Per Share	$.40	$.42	$.97	$1.22
Gross Profit % of Sales	20.8%	20.7%	20.2%	20.5%
SG&A Expense % of Sales	12.7%	12.0%	12.8%	11.8%
Effective Tax Rate	30.1%	26.9%	34.1%	26.2%

The Company manufactures components and assemblies principally for domestic and foreign commercial aircraft and military and space programs. The Company’s mix of military, commercial and space business in the third quarter and the first nine months of 2006 and 2005, respectively, was approximately as follows:

	Third Quarter		Nine Months
	2006	2005	2006	2005
Military	66%	54%	67%	59%
Commercial	31	42	31	37
Space	3	4	2	4

Total	100%	100%	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache helicopter programs. Sales to these programs, as a percentage of total sales, for the third quarter and the first nine months of 2006 and 2005, respectively, were approximately as follows:

	Third Quarter		Nine Months
	2006	2005	2006	2005
Boeing Commercial Aircraft	14%	17%	14%	15%
Boeing C-17 Aircraft	11	12	10	12
Boeing Apache Helicopter	17	21	19	20
All Others	58	50	57	53

Total	100%	100%	100%	100%

Net income for the third quarter of 2006 was lower than in the third quarter of 2005. Based on currently available information, the Company expects that its net income will be lower for the full year 2006 than in 2005. The reasons for the expected decline in net income in 2006 include (1) an unfavorable change in sales mix, (2) expenses resulting from the required change in accounting for stock options, (3) a decline in operating performance at Ducommun Technologies, Inc., (4) non-cash amortization of intangibles related to the Miltec and WiseWave acquisitions, and (5) expenses for start-up of the Company’s Thailand facility and facility consolidation in the United States.

Results of Operations

Third Quarter 2006 Compared to Third Quarter 2005

Net sales in the third quarter of 2006 were $81,557,000, compared to net sales of $63,008,000 for the third quarter of 2005. Net sales from the 2006 acquisitions of Miltec, WiseWave and CMP were $14,525,000 in the third quarter of 2006. The Company’s mix of business in the third quarter of 2006 was approximately 66% military, 31% commercial, and 3% space, compared to 54% military, 42% commercial, and 4% space in the third quarter of 2005.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the third quarter of 2006 and 2005, sales to Boeing were $31,284,000 and $31,299,000, respectively; sales to the United States government were $8,713,000 and $988,000, respectively; and sales to Raytheon were $6,314,000 and $5,734,000, respectively. At September 30, 2006, trade receivables from Boeing, the United States government and Raytheon were $7,951,000, $1,338,000 and $2,248,000, respectively. The sales and receivables relating to Boeing, the United States government and Raytheon are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. Engineering, technical and program management services are provided by the Company principally for advanced weapons systems and missile defense. The Company’s defense business is widely diversified among military customers and programs. Sales related to military programs were approximately $53,748,000, or 66% of total sales in the third quarter of 2006, compared to $34,118,000, or 54% of total sales in the third quarter of 2005. The increase in military sales in the third quarter of 2006 resulted principally from approximately $11,903,000 in sales from the acquisitions of Miltec and WiseWave and an increase in sales to the F-18 program at Ducommun Technologies, Inc. (“DTI”) and the C-17 program at Ducommun AeroStructures, Inc. (“DAS”). The Apache helicopter program accounted for approximately $13,540,000 in sales in the third quarter of 2006, compared to $13,402,000 in sales in the third quarter of 2005. The C-17 program accounted for approximately $8,644,000 in sales in the third quarter of 2006, compared to $7,573,000 in sales in the third quarter of 2005.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $24,956,000, or 31% of total sales in the third quarter of 2006, compared to $26,305,000, or 42% of total sales in the third quarter of 2005. During the third quarter of 2006, the Company had a decrease in commercial aftermarket sales and sales to the Boeing 737NG program. Sales to the Boeing 737NG program accounted for approximately $7,619,000 in sales in the third quarter of 2006, compared to $8,377,000 in sales in the third quarter of 2005.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $2,853,000, or 3% of total sales in the third quarter of 2006, compared to $2,589,000, or 4% of total sales in the third quarter 2005. In January 2006, the Company received a termination notice on the Space Shuttle program which affects virtually all of the Company’s work on the program.

Gross profit, as a percentage of sales, increased to 20.8% in the third quarter of 2006 from 20.7% in the third quarter of 2005. The gross profit margin increase was primarily attributable to improvements in operating performance at DAS, partially offset by lower operating performance at DTI.

Selling, general and administrative (“SG&A”) expenses, were $10,374,000, or 12.7% of sales, in the third quarter of 2006, compared to $7,555,000, or 12.0% of sales, in the third quarter of 2005. The increase in selling, general and administrative expenses in the third quarter of 2006 was primarily due to the acquisition of Miltec, which has higher selling, general and administrative expenses as a percent of sales than the Company had prior to the acquisition, expenses incurred in closing DTI’s Fort Defiance facility, non-cash amortization expenses for intangibles of $366,000 related to the Miltec and WiseWave acquisitions and non-cash stock option expense of $285,000 related to the adoption of SFAS 123(R) “Share Based Payment” on January 1, 2006. There was no stock-based compensation expense charged against income in the third quarter of 2005; only pro-forma footnote disclosure was made. Stock-based compensation expense is managed at the corporate level and does not have an impact on segment results.

Interest expense was $704,000 in the third quarter of 2006, compared to interest income of $407,000 in the third quarter of 2005, primarily due to the use of cash and increase debt in 2006 as a result of the Miltec, WiseWave and CMP acquisitions in 2006 compared to 2005.

Income tax expense increased to $1,768,000 in the third quarter of 2006, compared to $1,587,000 in the third quarter of 2005. The Company’s effective tax rate in the third quarter of 2006 was 30.1%, compared to 26.9% in the third quarter of 2005. The effective tax rate in the third quarter of

2005 benefited from reductions in income tax reserves established in prior periods as well as research and development tax credits allowed under a law which expired at the end of 2005 and which Congress has not yet renewed. Cash expended to pay income taxes was $1,967,000 in the third quarter of 2006, compared to $29,500 in the third quarter of 2005.

Net income for the third quarter of 2006 was $4,099,000, or $0.40 diluted earnings per share, compared to $4,315,000, or $0.42 diluted earnings per share, in the third quarter of 2005.

Nine Months 2006 Compared to Nine Months 2005

Net sales in the first nine months of 2006 were $231,195,000, compared to net sales of $188,818,000 for the first nine months of 2005. Net sales from the 2006 acquisitions of Miltec, WiseWave and CMP were $36,875,000 in the first nine months of 2006. The Company’s mix of business in the first nine months of 2006 was approximately 67% military, 31% commercial, and 2% space, compared to 59% military, 37% commercial, and 4% space in the first nine months of 2005.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the first nine months of 2006 and 2005, sales to Boeing were $93,247,000 and $89,751,000, respectively; sales to the United States government were $21,124,000 and $3,134,000, respectively; and sales to Raytheon were $18,500,000 and $17,176,000, respectively. At September 30, 2006, trade receivables from Boeing, the United States government and Raytheon were $7,951,000, $1,338,000 and $2,248,000, respectively. The sales and receivables relating to Boeing, the United States government and Raytheon are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. Engineering, technical and program management services are provided by the Company principally for advanced weapons systems and missile defense. The Company’s defense business is widely diversified among military customers and programs. Sales related to military programs were approximately $154,107,000, or 67% of total sales in the first nine months of 2006, compared to $112,039,000, or 59% of total sales in the first nine months of 2005. The increase in military sales in the first nine months of 2006 resulted principally from approximately $32,848,000 in sales from the acquisitions of Miltec and WiseWave and an increase in sales to the Apache helicopter program at DAS and the F-18 program at DTI, partially offset by lower sales to other military programs at DTI. The Apache helicopter program accounted for approximately $43,081,000 in sales in the first nine months of 2006, compared to $37,443,000 in sales in the first nine months of 2005. The C-17 program accounted for approximately $23,671,000 in sales in the first nine months of 2006, compared to $23,117,000 in sales in the first nine months of 2005.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $72,616,000, or 31% of total sales in the first nine months of 2006, compared to $69,746,000, or 37% of total sales in the first nine months of 2005. During the first nine months of 2006, the Company had an increase in commercial aftermarket sales and sales to the Boeing 737NG program, partially offset by lower commercial sales at Ducommun Technologies, Inc. Sales to the Boeing 737NG program accounted for approximately $21,505,000 in sales in the first nine months of 2006, compared to $20,324,000 in sales in the first nine months of 2005.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $4,472,000, or 2% of total sales in the first nine months of 2006, compared to $7,033,000, or 4% of total sales, in the first nine months of 2005. In January 2006, the Company received a termination notice on the Space Shuttle program which affects virtually all of the Company’s work on the program.

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. At September 30, 2006, backlog believed to be firm was approximately $319,120,000, compared to $292,291,000 at December 31, 2005. Approximately $76,000,000 of total backlog is expected to be delivered during 2006. The backlog at September 30, 2006 included approximately $69,665,000 of backlog for the Apache helicopter program, $30,773,000 of backlog for the 737/737NG program and $23,545,000 of backlog for the C-17 program. Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

Gross profit, as a percentage of sales, decreased to 20.2% in the first nine months of 2006 from 20.5% in the first nine months of 2005. The gross profit margin decrease was primarily attributable to a decline in operating performance at DTI, which included an $860,000 increase in inventory reserves related to a canceled contract, partially offset by an improvement in operating performance at DAS.

Selling, general and administrative (“SG&A”) expenses, as a percentage of sales, were 12.8% in the first nine months of 2006, compared to 11.8% in the first nine months of 2005. The increase in SG&A expenses, as a percentage of sales, was primarily due to the acquisition of Miltec, which has higher SG&A expenses as a percent of sales than the Company had prior to the acquisition, expenses incurred in closing DTI’s Fort Defiance facility, and non-cash amortization expense for intangibles of $999,000 in 2006 related to the Miltec and WiseWave acquisitions and non-cash stock option expense of

$1,067,000. There was no stock-based compensation expense charged against income in the first nine months of 2005; only pro-forma footnote disclosure was made. Stock-based compensation expense is managed at the corporate level and does not have an impact on segment results.

Interest expense was $1,868,000 in the first nine months of 2006, compared to interest income of $322,000 in the first nine months of 2005, primarily due to the use of cash and increase in debt in 2006 as a result of the Miltec, WiseWave and CMP acquisitions in 2006 compared to 2005.

Income tax expense increased to $5,181,000 in the first nine months of 2006, compared to $4,433,000 in the first nine months of 2005. The Company’s effective tax rate for the first nine months of 2006 was 34.1%, compared to 26.2% in the first nine months of 2005. The effective tax rate in the first nine months of 2005 benefited from reductions in income tax reserves established in prior periods, and research and development tax credits. The Company currently expects its effective tax rate for the full year 2006 to be in the range of 31% to 35%. Cash expended to pay income taxes was $4,930,000 in the first nine months of 2006, compared to $2,237,000 in the first nine months of 2005.

Net income for the first nine months of 2006 was $10,029,000, or $0.97 diluted earnings per share, compared to $12,471,000, or $1.22 diluted earnings per share, in the first nine months of 2005.

Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities for the first nine months of 2006 was $10,824,000, compared to $17,864,000 for the first nine months of 2005. Net cash provided by operating activities for the first nine months of 2006 was negatively impacted by a $4,672,000 decrease in bonus accruals due to payments of 2005 earned bonuses in the first quarter of 2006, an increase in accounts receivable of $2,908,000 primarily related to the Miltec and WiseWave acquisitions, higher sales and the timing of shipments and billings to customers, an increase in inventory of $10,784,000 primarily related to scheduled shipments in 2006 and work-in-process for new production jobs for 2006 and 2007. Net cash provided by operating activities for the first nine months of 2006 was favorably impacted by an increase in accounts payable of $7,781,000 due to timing of payments of vendor invoices.

Net cash used in investing activities for the first nine months of 2006 consisted primarily of $60,495,000 of cash paid for the Miltec, WiseWave and CMP acquisitions and $6,851,000 of capital expenditures.

Net cash used in financing activities in the first nine months of 2006 of $39,740,000 included approximately $42,000,000 of borrowings related to the Miltec, WiseWave and CMP acquisitions, partially offset by $1,558,000 of net cash received from the exercise of common stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (8.25% per annum at September 30, 2006) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions.

On January 6, 2006, the Company acquired Miltec. The purchase price included an unsecured three-year note payable to the owners, with principal payments of $353,000 in 2007 and a $1,000,000 a year in 2008 and 2009, respectively, with interest at 5.00% per annum.

On May 10, 2006, the Company acquired WiseWave. The purchase price included an interest free $750,000 payment obligation (in five equal annual installments of $150,000) for a non-competition agreement and an unsecured $1,000,000 note payable in 2009 with interest at 5.00% per annum.

On September 1, 2006, the Company acquired CMP Display Systems, Inc. The purchase price included an unsecured $3,000,000 note payable (in four equal annual installments of $750,000) with interest at 6.00% per annum.

The Company expects to spend less than $15,000,000 for capital expenditures in 2006. The increase in capital expenditures in 2006 from 2005 is principally due to new contract awards at DAS, the startup of the Company’s Thailand manufacturing facility, planned facility consolidations in the United States, and the 2006 acquisitions of Miltec, WiseWave and CMP. The Company believes that the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. In addition, due to the ongoing subcontractor consolidations, the Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for commercial and military aircraft and space programs.

The Company has made guarantees and indemnities under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, the Company has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases, is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments the Company could be obligated to make. Historically, payments related to these guarantees and indemnities have been immaterial. The Company estimates the fair value of its indemnification obligations as insignificant based on this history and insurance coverage and has, therefore, not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. However, there can be no assurances that the Company will not have any future financial exposure under these indemnification obligations.

As of September 30, 2006, the Company had the following categories of contractual obligations (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$45,103	$1,253	$4,800	$39,050	$—
Operating leases	8,234	3,508	2,923	1,430	373
Contractual obligations	5,673	—	438	2,005	3,230
Minimum pension liabilities, net of taxes	2,700	—	2,700	—	—

Total	$61,710	$4,761	$10,861	$42,485	$3,603

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

DAS and other companies and government entities have entered into an amended consent decree (the “Consent Decree”) with the California Department of Toxic Substances Control (“DTSC”), which has been entered in the United States District Court for the Central District of California, relating to the alleged release of hazardous waste at a landfill in West Covina, California. The Consent Decree resolves the liability of DAS and the other settling defendants for past response costs, future interim response costs and future DTSC oversight costs in connection with the landfill. The Consent Decree provides for the performance of certain operation, maintenance and monitoring activities at the landfill by DAS and the other settling defendants until the later of March 15, 2008 or two years after essential activities commence at the landfill. The Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $369,000 and $3.0 million. The Company’s accrued liabilities at September 30, 2006 included the minimum amount of the range of approximately $369,000.

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

Critical Accounting Policies

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. The Company’s critical accounting polices are included in its Form 10-K for the year ended December 31, 2005 and have not changed except as noted below. For additional accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.”

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

Goodwill

The Company’s business acquisitions have resulted in goodwill. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. In the event that a goodwill impairment charge is required, it would adversely affect the operating results and financial condition of the Company.

Other Intangible Assets

The Company amortizes purchased other intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from one to fourteen years. The value of other intangibles acquired through business combinations has been estimated using present value techniques which involve estimates of future cash flows. Actual results could vary, potentially resulting in impairment charges.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company began recognizing which compensation expense for share-based payment transactions in the financial statements at their fair value. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation based upon the intrinsic value of options at the grant date. The Company transition to fair value was accounted for using the modified prospective method. Therefore, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (FASB or the “Board”) issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. Companies will need to adopt SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2007.

On October 3, 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and amendment of FASB Statement No. 87, 88, 106, and 132(R.) (“SFAS No. 158”). This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position. SFAS No. 158 also requires employers to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

On September 13, 2006, the Securities Exchange Commission (“SEC”) released the Staff Accounting Bulletin No. 108 (“SAB No. 108”). For a number of years, the SEC staff has expressed concern over the diversity of practice surrounding how public companies (and their auditors) quantify financial statement misstatements. SAB No. 108 addresses the diversity in quantification practices with respect to annual financial statements. The interpretations in SAB No. 108 express the staff’s views regarding the process of quantifying financial statement misstatement.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-impairments. The guidance in this FSP is applicable to reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material effect on the Company’s consolidated financial position and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

Issuer Purchases of Equity Securities For the Three Months Ended September 30, 2006

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
Month beginning July 2, 2006 and ending July 29, 2006	0	$0.00	0	$4,704,000
Month beginning July 30, 2006 and ending August 26, 2006	0	$0.00	0	$4,704,000
Month beginning August 27, 2006 and ending September 30, 2006	0	$0.00	0	$4,704,000

Total	0	$0.00	0	$4,704,000

*	At September 30, 2006, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors. The Company did not repurchase any of its common stock during the third quarter of 2006 or 2005 in the open market.

Item 6.	Exhibits.

11	Reconciliation of Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: October 31, 2006