Form 10-K
period 2006-12-31
DUCOMMUN INC /DE/
filed 2007-02-27
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2006 was approximately $179 million.

The number of shares of common stock outstanding on January 31, 2007 was 10,295,268.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

(a)        Proxy Statement for the 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”), incorporated partially in Part III hereof.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements in the Form 10-K and documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any such forward-looking statements involve risks and uncertainties. The Company’s future financial results could differ materially from those anticipated due to the Company’s dependence on conditions in the airline industry, the level of new commercial aircraft orders, production rates for Boeing commercial aircraft, the C-17 aircraft and Apache helicopter rotor blade programs, the level of defense spending, competitive pricing pressures, manufacturing inefficiencies, start-up costs and possible overruns on new contracts, technology and product development risks and uncertainties, product performance, risks associated with acquisitions and dispositions of businesses by the Company, increasing consolidation of customers and suppliers in the aerospace industry, possible goodwill impairment, availability of raw materials and components from suppliers and other factors beyond the Company’s control. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and other matters discussed in this Form 10-K.

PART I

ITEM 1.	BUSINESS

GENERAL

Ducommun Incorporated (“Ducommun” or the “Company”), through its subsidiaries designs, engineers and manufactures aerostructure and electromechanical components and subassemblies, and provides engineering, technical and program management services principally for the aerospace industry. These components, assemblies and services are provided principally for domestic and foreign commercial and military aircraft as well as space programs.

Domestic commercial aircraft programs include the Boeing 737NG, 747, 767 and 777 and the Eclipse business jet. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340 aircraft, Bombardier business and regional jets, the Embraer 145 and 170/190. Major military production programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16 aircraft, and various aircraft and shipboard electronics upgrade programs. Commercial and military helicopter programs include helicopters manufactured by Boeing (principally the Apache helicopter), Sikorsky, Bell, Augusta and Carson. The Company continues to support various unmanned launch vehicle and satellite programs, but the Company’s contract for the Space Shuttle external fuel tank was terminated in January 2006. Ducommun is the successor to a business founded in California in 1849, first incorporated in California in 1907, and reincorporated in Delaware in 1970.

On January 6, 2006, the Company acquired Miltec Corporation (“Miltec”), a privately-owned company based in Huntsville, Alabama for $46,384,000 (net of cash, including assumed indebtedness and excluding acquisition costs) plus contingent payments not to exceed $3,000,000. Miltec provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for aerospace and military markets. The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $24,000,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

On May 10, 2006, the Company acquired WiseWave Technologies, Inc. (“WiseWave”), a privately-owned company based in Torrance, California for $6,827,000 (net of cash, including assumed indebtedness and excluding acquisition costs) plus contingent payments not to exceed $500,000. WiseWave manufactures microwave and millimeterwave products for both aerospace and non-aerospace applications. The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from notes to the sellers, and borrowings of approximately $5,100,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

On September 1, 2006, the Company acquired CMP Display Systems, Inc. (“CMP”), a privately-owned company based in Newbury Park, California for $13,804,000 (net of cash acquired and excluding acquisition costs). CMP manufactures incandescent, electroluminescent and LED edge lit panels and assemblies for the aerospace and defense industries. The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from notes to the sellers, and borrowings of approximately $10,800,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

In December 2006, the Company shut down the Ducommun Technologies Fort Defiance, Arizona facility (which employed approximately 46 people at the closure date), and transferred a portion of the business to the Ducommun Technologies Phoenix, Arizona facility.

PRODUCTS AND SERVICES

Ducommun operates in two business segments: Ducommun AeroStructures, Inc. (“DAS”), engineers and manufactures aerospace structural components and subassemblies, and Ducommun Technologies, Inc. (“DTI”), designs, engineers and manufactures electromechanical components and subassemblies, and provides engineering, technical and program management services principally for the aerospace industry. DAS provides aluminum stretch-forming, titanium hot-forming, machining, composite lay-up, metal bonding, and chemical milling services principally for domestic and foreign commercial and military aircraft. DTI designs and manufactures illuminated push button switches and panels, microwave switches and filters, fractional horsepower motors and resolvers, and mechanical and electromechanical subassemblies, and provides engineering, technical and program management services. Components and assemblies are provided principally for domestic and foreign commercial and military aircraft as well as space programs. Engineering, technical and program management services are provided principally for advanced weapons systems and missile defense.

Business Segment Information

The Company supplies products and services to the aerospace industry. The Company’s subsidiaries are organized into two strategic businesses (DAS and DTI), each of which is a reportable operating segment. The significant accounting policies of the Company and its two segments are the same except as described in Note 1, Summary of Significant Accounting Policies.

Ducommun AeroStructures, Inc.

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

Composites and Metal Bonding

DAS engineers and manufactures metal, fiberglass and carbon composite aerostructures. DAS produces helicopter main and tail rotor blades, and adhesive bonded assemblies, including spoilers, winglets, and fuselage structural panels for aircraft.

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

Ducommun Technologies, Inc.

Switches and Related Components

DTI develops, designs and manufactures illuminated switches, switch assemblies, keyboard panels, and edge lit panels, used in many military aircraft, helicopter, commercial aircraft and spacecraft programs. DTI manufactures switches and panels where high reliability is a prerequisite. DTI also develops, designs and manufactures microwave and millimeterwave switches, filters, and other components used principally on commercial and military aircraft and satellites. In addition, DTI develops, designs and manufactures high precision actuators, stepper motors, fractional horsepower motors and resolvers principally for space applications, and microwave and millimeterwave products for certain non-aerospace applications.

Mechanical and Electromechanical Subassemblies

DTI is a leading manufacturer of mechanical and electromechanical subassemblies for the defense electronics and commercial aircraft markets. DTI has a fully integrated manufacturing capability, including manufacturing engineering, fabrication, machining, assembly, electronic integration and related processes. DTI’s products include sophisticated radar enclosures, gyroscopes and indicators, aircraft avionics racks, and shipboard communications and control enclosures.

Engineering, Technical and Program Management Services

DTI (through its Miltec subsidiary) is a leading provider of missile and aerospace systems design, development, integration and test. Engineering, technical and program management services are provided principally for advanced weapons systems and missile defense.

SALES AND MARKETING

The Company’s commercial business is represented on many of today’s major commercial aircraft, including the Boeing 737NG, 747, 767 and 777, the Airbus A330 and A340 aircraft and the Eclipse business jet. Sales related to commercial business were approximately 32% of total sales in 2006 and 35% of total sales in 2005. The Company’s commercial sales depend substantially on aircraft manufacturers’ production rates, which in turn depend upon deliveries of new aircraft. Deliveries of new aircraft by aircraft manufacturers are dependent on the financial capacity of the airlines and leasing companies to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. The Company’s sales for commercial aircraft programs also could be affected by changes in its customers’ inventory levels and changes in its customers’ aircraft production build rates.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. Engineering, technical and program management services are provided principally for United States defense and homeland security programs. The Company’s defense business is diversified among a number of military manufacturers and programs. Sales related to military programs were approximately 66% of total sales in 2006 and 61% of total sales in 2005. In the space sector, the Company continues to support various unmanned launch vehicle and satellite programs, but the Company’s contract for the Space Shuttle external fuel tank was terminated in January 2006. Sales related to space programs were approximately 2% of total sales in 2006 and 4% of total sales in 2005.

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

MAJOR CUSTOMERS

The Company had substantial sales to Boeing, Raytheon and the United States government. During 2006, sales to Boeing were $123,624,000, or 38.8% of total sales; sales to Raytheon were $25,439,000, or 8.0% of total sales; and sales to the United States government were $30,820,000, or 9.7% of total sales. Sales to Boeing, Raytheon, and the United States government are diversified over a number of different commercial, military and space programs.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

In 2006, 2005 and 2004, sales to foreign customers worldwide were $24,879,000, $21,092,000 and $17,437,000, respectively. The Company has a manufacturing facility in Thailand. The amounts of revenues, profitability and identifiable assets attributable to foreign sales activity were not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2006, 2005 and 2004. The Company had no sales to a foreign country greater than 5% of total sales in 2006, 2005 and 2004. The Company is not subject to any significant foreign currency risks since all sales are made in United States dollars.

RESEARCH AND DEVELOPMENT

The Company performs concurrent engineering with its customers and product development activities under Company-funded programs and under contracts with others. Concurrent engineering and product development activities are performed for commercial, military and space applications. The Company also performs high technology systems engineering and analysis, principally under customer-funded contracts, with a focus on sensors system simulation, engineering and integration.

RAW MATERIALS AND COMPONENTS

Raw materials and components used in the manufacture of the Company’s products, including aluminum, steel and carbon fibers, generally are available from a number of vendors and are generally in adequate supply. However, the Company has experienced increases in lead times for, and a deterioration in availability of, aluminum, titanium and certain other materials. Moreover, certain components, supplies and raw materials for the Company’s operations are purchased from single sources. In such instances, the Company strives to develop alternative sources and design modifications to minimize the potential for business interruptions.

COMPETITION

The aerospace industry is highly competitive, and the Company’s products and services are affected by varying degrees of competition. The Company competes worldwide with domestic and international companies in most markets it services, some of which are substantially larger and have greater financial, sales, technical and personnel resources. Larger competitors offering a wider array of products and services than those offered by the Company can have a competitive advantage by offering potential customers bundled products and services that the Company cannot match. The Company’s ability to compete depends principally on the quality of its goods and services, competitive pricing, product performance, design and engineering capabilities, new product innovation and the ability to solve specific customer problems.

PATENTS AND LICENSES

The Company has several patents, but it does not believe that its operations are dependent on any single patent or group of patents. In general, the Company relies on technical superiority, continual product improvement, exclusive product features, superior lead time, on-time delivery performance, quality and customer relationships to maintain its competitive advantage.

BACKLOG

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of December 31, 2006, backlog believed to be firm was approximately $320,580,000, compared to $292,291,000 at December 31, 2005. Approximately $207,000,000 of total backlog is expected to be delivered during 2007. The backlog at December 31, 2006 included the following programs:

Backlog (In thousands)
Apache Helicopter	$62,464
737NG	51,322
Eclipse 500	24,004
C-17	19,374

$157,164

Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

ENVIRONMENTAL MATTERS AND LEGAL

The Company’s business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that may be or have been released to the environment, and they require the Company to obtain and maintain licenses and permits in connection with its operations. The Company may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on the Company. The Company anticipates that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain its environmental compliance efforts. The Company does not expect to spend a material amount on capital expenditures for environmental compliance during 2007.

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

DAS and other companies and government entities have entered into an amended consent decree (the “Consent Decree”) with the California Department of Toxic Substances Control (“DTSC”), which has been entered in the United States District Court for the Central District of California, relating to the alleged release of hazardous waste at a landfill in West Covina, California. The Consent Decree resolves the liability of DAS and the other settling defendants for past response costs, future interim response costs and future DTSC oversight costs in connection with the landfill. The Consent Decree provides for the performance of certain operation, maintenance and monitoring activities at the landfill by DAS and the other settling defendants until the later of March 15, 2008 or two years after essential activities commence at the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $443,000 and $3.0 million. The Company’s other long-term liabilities at December 31, 2006 included the minimum amount of the range of approximately $443,000.

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

EMPLOYEES

At December 31, 2006 the Company employed 1,740 persons. The Company’s DAS subsidiary is a party to collective bargaining agreements with labor unions at its Monrovia, California facility. Under these agreements, the Company currently employs 364 full-time hourly employees, all of whom are members of labor unions. If the unionized workers were to engage in a strike or other work stoppage, if DAS is unable to negotiate acceptable collective bargaining agreements with the unions, or if other employees were to become unionized, the Company could experience a significant disruption of the Company’s operations and higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on its business and results of operations. The Company has not experienced any material labor-related work stoppage and considers its relations with its employees to be good.

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

Aerospace Markets Are Cyclical

The aerospace markets in which the Company sells its products are cyclical and have experienced periodic declines. The Company’s sales are, therefore, unpredictable and tend to fluctuate based on a number of factors, including economic conditions and developments affecting the aerospace industry and the customers served. Although the market for the Company’s products sold for new commercial aircraft production currently is strong, any downturn in commercial aircraft production could have a negative impact on the Company’s business, financial condition and operating results.

Military and Space-Related Products Are Dependent Upon Government Spending

The Company estimates that in 2006 approximately 68% of its sales were derived from military and space markets. These military and space markets are largely dependent upon government spending, particularly by the United States government. Changes in the nature or levels of spending for military and space could improve or negatively impact the Company’s prospects in its military and space markets. The Company’s contract for the Space Shuttle program was terminated in January 2006. The Company had sales of approximately $7,396,000 for the Space Shuttle program in 2005.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter Programs

The Company estimates that in 2006 approximately 14% of its sales were for Boeing commercial aircraft, 10% of its sales were for the C-17 aircraft, and 18% of its sales were for the Apache helicopter. The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter are principally for replacement rotor blades. Any significant change in production rates for the C-17 aircraft and the replacement rate for the Apache helicopter blades would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company.

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

The Company Is Experiencing Competitive Pricing Pressures

The aerospace industry is highly competitive and competitive pressures may adversely affect the Company. The Company competes worldwide with a number of domestic and international companies that are larger than it in terms of resources and market share. The Company is experiencing competitive pricing pressures in both its DAS and DTI businesses. These competitive pricing pressures have had, and are expected to continue to have, an adverse effect on the Company’s business, financial condition and operating results.

The Company Faces Risks of Cost Overruns and Losses on Fixed-Price Contracts

The Company sells many of its products under firm, fixed-price contracts providing for a fixed price for the products regardless of the production costs incurred by the Company. As a result, manufacturing inefficiencies, start-up costs and other factors may result in cost overruns and losses on contracts. The cost of producing products also may be adversely affected by increases in the cost of labor, materials, outside processing, overhead and other factors. In many cases, the Company makes multiyear firm, fixed-price commitments to its customers, without assurance that the Company’s anticipated production costs will be achieved.

Risks Associated With Foreign Operations Could Adversely Impact the Company

In 2006, the Company had limited production of certain products for its DTI subsidiary at a new manufacturing facility in Thailand. In 2007 the Company plans to commence limited production of certain products for its DAS subsidiary at a new offshore manufacturing facility. The Company will incur start-up and operating expenses in connection with offshore manufacturing facilities which could be greater than expected. Doing business in foreign countries is also subject to various risks, including political instability, local economic conditions, foreign currency fluctuations, foreign government regulatory requirements, trade tariffs, and the potentially limited availability of skilled labor in proximity to the Company’s facility.

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

Goodwill Could Be Impaired in the Future

In assessing the recoverability of the Company’s goodwill at December 31, 2006, management was required to make certain critical estimates and assumptions. These estimates and assumptions included that during the next several years the Company will make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. If any of these or other estimates and assumptions are not realized in the future, the Company may be required to record an impairment charge for the goodwill. The goodwill of the Company was $106,628,000 at December 31, 2006.

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

The Company’s Failure to Meet Quality or Delivery Expectations of Customers Could Adversely Affect the Company’s Business and Financial Results

The Company’s customers have increased, and are expected to increase further in the future, their expectations with respect to the on-time delivery and quality of the Company’s products. In some cases, the Company does not presently satisfy these customer expectations, particularly with respect to on-time delivery. If the Company fails to meet the quality or delivery expectations of its customers, this failure could lead to the loss of one or more significant customers of the Company.

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

Stock-Based Compensation

Determining the appropriate fair value model and calculating the fair value of stock-based compensation requires the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change or if the Company was to use different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimated forfeiture rate, the stock-based compensation expense could be significantly different from what has been recorded in the current period.

Effective Income Tax Rate

The Company’s effective income tax rate for 2006, 2005 and 2004, was 21.0%, 24.3% and 22.8%, respectively, compared to the statutory federal income tax rate of 35.0% for each of the years. The lower tax rate was primarily due to the benefit of research and development tax credits and the reduction of tax reserves. If future tax benefit and reduction of income tax reserves are reduced, the effective tax rate for the Company could be significantly higher from what it has been in the current and prior years.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company occupies approximately 17 facilities with a total office and manufacturing area of over 1,319,000 square feet, including both owned and leased properties. At December 31, 2006, facilities which were in excess of 50,000 square feet each were occupied as follows:

Location	Segment	Square Feet	Expiration of Lease
El Mirage, California	Ducommun AeroStructures	74,000	Owned
Orange, California	Ducommun AeroStructures	76,000	Owned
Carson, California	Ducommun AeroStructures	76,000	2008
Carson, California	Ducommun AeroStructures	286,000	Owned
Carson, California	Ducommun Technologies	117,000	2007
Phoenix, Arizona	Ducommun Technologies	100,000	2012
Parsons, Kansas	Ducommun AeroStructures	120,000	Owned
Monrovia, California	Ducommun AeroStructures	274,000	Owned
Iuka, Mississippi	Ducommun Technologies	72,000	2024

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

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas. The lawsuit is qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in 32 aircraft ultimately sold to the United States government. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. On February 27, 2006, the United States District Court granted the Company’s motion and dismissed the lawsuit with respect to the Company, but granted leave of court to the plaintiffs to amend the complaint to reassert their claims. On March 14, 2006, the plaintiffs filed a second amended complaint. On April 24, 2006, the Company filed a motion to dismiss the second amended complaint, which is currently pending before the court. The Company intends to defend itself vigorously against the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company (DCO) is listed on the New York Stock Exchange. On December 31, 2006, the Company had approximately 381 holders of record of common stock. No dividends were paid during 2006 or 2005. The following table sets forth the high and low sales prices per share for the Company’s common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	2006		2005
	High	Low	High	Low
First Quarter	$23.36	$20.59	$22.40	$18.56
Second Quarter	26.26	17.40	20.40	16.20
Third Quarter	19.64	16.50	22.37	16.90
Fourth Quarter	23.85	18.35	22.47	19.60

Equity Compensation Plan Information

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(1)
Equity compensation plans approved by security holders	820,225	$18.184	37,800	(1)
Equity compensation plans not approved by security holders	0	0	0

Total	820,225	$18.184	37,800	(1)

(1)	Awards are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares, and an award may consist of one such security or benefit, or two or more of them in tandem or in the alternative.

Performance Graph

The following graph compares the yearly percentage change in the Corporation’s cumulative total shareholder return with the cumulative total return of the Russell 2000 Index, the Spade Defense Index, and an old Peer Group for the periods indicated, assuming the reinvestment of any dividends. The graph is not necessarily indicative of future price performance.

	2001	2002	2003	2004	2005	2006
Ducommun Inc.	100.00	142.80	201.35	187.83	192.45	206.17
Russell 2000 Index	100.00	79.52	117.09	138.55	144.87	170.89
Old Peer Group	100.00	95.27	150.93	210.70	233.49	264.96
Spade Defense Index	100.00	97.13	133.33	160.62	169.13	201.83

The Old Peer Group used in the Performance Graph consisted of: AAR Corp., EDO Corporation, Hexcel Corporation, Inc., Moog Inc., Sparton Corp., Breeze-Eastern Corp. (formerly TransTechnology Corporation) and United Industrial Corp. Because of various acquisitions over a number of years, the Old Peer Group is no longer the best comparative group. The Company has selected the Spade Defense Index, which is a published industry index, as the new index.

Issuer Purchases of Equity Securities

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2006.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Month beginning October 1, 2006 and ending October 28, 2006	0	$0.00	0	$4,704,000
Month beginning October 29, 2006 and ending November 25, 2006	4,184	$23.60	0	$4,704,000
Month beginning November 26, 2006 and ending December 31, 2006	0	$0.00	0	$4,704,000

Total	4,184	$23.60	0	$4,704,000

(1)	The shares of common stock repurchased represent previously issued shares used by employees to pay the exercise price in connection with the exercise of stock options.

(2)	The Company did not repurchase any of its common stock during 2006, 2005 and 2004, in the open market. At December 31, 2006, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Year ended December 31,	2006(a)	2005	2004	2003(a)	2002
(In thousands, except per share amounts)

Net Sales	$319,021	$249,696	$224,876	$225,906	$212,446

Gross Profit as a Percentage of Sales	19.6%	20.7%	19.4%	22.4%	19.5%

Income from Continuing Operations Before Taxes	18,088	21,120	14,465	23,144	15,504
Income Tax Expense	(3,791)	(5,127)	(3,293)	(6,943)	(5,582)

Income from Continuing Operations	14,297	15,993	11,172	16,201	9,922
Loss from Discontinued Operation, Net of Tax	-	-	-	-	(1,092)
Cumulative Effect of Accounting Change, Net of Tax	-	-	-	-	(2,325)

Net Income	$14,297	$15,993	$11,172	$16,201	$6,505

Earnings Per Share:
Basic earnings per share
Income from continuing operations	$1.40	$1.59	$1.12	$1.64	$1.01
Loss from discontinued operation, net of tax	-	-	-	-	(0.11)
Cumulative effect of accounting change, net of tax	-	-	-	-	(0.24)

Basic Earnings Per Share	$1.40	$1.59	$1.12	$1.64	$0.66

Diluted earnings per share
Income from continuing operations	$1.39	$1.57	$1.10	$1.63	$0.99
Loss from discontinued operation, net of tax	-	-	-	-	(0.11)
Cumulative effect of accounting change, net of tax	-	-	-	-	(0.23)

Diluted Earnings Per Share	$1.39	$1.57	$1.10	$1.63	$0.65

Working Capital	$55,355	$64,312	$45,387	$29,660	$33,986
Total Assets	297,033	227,969	204,553	198,041	197,610
Long-Term Debt, Including Current Portion	30,436	-	1,200	2,585	25,850
Total Shareholders’ Equity	187,025	167,851	151,491	137,750	120,442

(a)	In August 2003 the Company acquired DBP, which is now part of DTI. In January, May and September 2006 the Company acquired Miltec, WiseWave and CMP, respectively, which are now part of DTI. These transactions were accounted for as purchase business combinations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ducommun designs, engineers and manufactures aerostructure and electromechanical components and subassemblies, and provides engineering, technical and program management services principally for the aerospace industry. These components, assemblies and services are provided principally for domestic and foreign commercial and military aircraft as well as space programs.

Domestic commercial aircraft programs include the Boeing 737NG, 747, 767 and 777 and the Eclipse business jet. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340 aircraft, Bombardier business and regional jets, the Embraer 145 and 170/190. Major military production programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16 aircraft, and various aircraft and shipboard electronics upgrade programs. Commercial and military helicopter programs include helicopters manufactured by Boeing (principally the Apache helicopter), Sikorsky, Bell, Augusta and Carson. The Company continues to support various unmanned launch vehicle and satellite programs, but the Company’s contract for the Space Shuttle external fuel tank was terminated in January 2006.

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

Sales, diluted earnings per share, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, and the effective tax rate in 2006, 2005 and 2004, respectively, were as follows:

	2006	2005	2004
Sales (in $000’s)	$319,021	$249,696	$224,876
Diluted Earnings Per Share	$1.39	$1.57	$1.10
Gross Profit % of Sales	19.6%	20.7%	19.4%
SG&A Expense % of Sales	13.1%	12.4%	12.8%
Effective Tax Rate	21.0%	24.3%	22.8%

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs. The Company’s mix of military, commercial and space business in 2006, 2005 and 2004, respectively, was approximately as follows:

	2006	2005	2004
Military	66%	61%	61%
Commercial	32%	35%	35%
Space	2%	4%	4%

Total	100%	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache helicopter programs. Sales to these programs, as a percentage of total sales, for 2006, 2005 and 2004, respectively, were approximately as follows:

	2006	2005	2004
Boeing Commercial Aircraft	14%	15%	17%
Boeing C-17 Aircraft	10%	12%	13%
Boeing Apache Helicopter	18%	20%	16%
All Others	58%	53%	54%

Total	100%	100%	100%

The Company’s net income has fluctuated in recent years. Net income for 2006 was lower than 2005, but higher than 2004. The reasons for the decline in net income in 2006 include (1) an unfavorable change in sales mix, (2) expenses resulting from the required change in accounting for stock options, (3) a decline in operating performance at both DAS and DTI, (4) non-cash amortization of intangibles related to the Miltec, WiseWave and CMP acquisitions, (5) an $860,000 increase in inventory reserves related to a canceled contract at DTI, (6) the absence of any material changes in warranty reserves in 2006 compared to a reversal of $1,605,000 of warranty reserves in 2005, (7) expenses for the start-up of DTI’s Thailand facility, (8) expenses for the closure of DTI’s Fort Defiance, Arizona, facility, and (9) interest expense due to the use of cash and increase in debt in 2006 as a result of the Miltec, WiseWave and CMP acquisitions.

These expenses were partially offset by (1) operating income from acquisitions in 2006, (2) lower bonus accruals in 2006 compared to 2005, and (3) a lower effective tax rate in 2006 compared to 2005. During 2006, 2005 and 2004, the Company reduced certain tax reserves which were previously established for identified exposures. The decision to release the reserves was based upon events occurring during the year, including the expiration of tax statutes and reserves related to research and development tax credits.

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

Provision for Estimated Losses on Contracts

The Company records provisions for estimated losses on contracts in the period in which such losses are identified. The provisions for estimated losses on contracts require management to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Management’s estimate of the future cost to complete a contract may include assumptions as to improvements in manufacturing efficiency and reductions in operating and material costs. If any of these or other assumptions and estimates do not materialize in the future, the Company may be required to record additional provisions for estimated losses on contracts.

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

Goodwill

The Company’s business acquisitions have resulted in goodwill. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows, comparable company analyses, and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. In the event that a goodwill impairment charge is required, it would adversely affect the operating results and financial position of the Company.

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

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company began recognizing compensation expense for share-based payment transactions in the financial statements at their fair value. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation based on the intrinsic value of options at the grant date. The transition to fair value was accounted for using the modified prospective method. Therefore, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) incurred, but do not include any selling, general and administrative expense. Costs under long-term contracts are accumulated into, and removed from, inventory on the same basis as other contracts. The Company assesses the inventory carrying value and reduces it if necessary to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. The Company’s customer demand can fluctuate significantly caused by factors beyond the control of the Company. The Company maintains an allowance for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values. If market conditions are less favorable than those projected by management, such as an unanticipated decline in demand and not meeting expectations, inventory write-downs may be required.

Acquisitions

On January 6, 2006, the Company acquired Miltec, a privately-owned company based in Huntsville, Alabama for $46,384,000 (net of cash, including assumed indebtedness and excluding acquisition costs) plus contingent payments not to exceed $3,000,000. Miltec provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for aerospace and military markets. The acquisition provided the Company a platform business with leading-edge technology in a large and growing market with substantial design engineering capability. The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $24,000,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

On May 10, 2006, the Company acquired WiseWave, a privately-owned company based in Torrance, California for $6,827,000 (net of cash, including assumed indebtedness and excluding acquisition costs) plus contingent payments not to exceed $500,000. WiseWave manufactures microwave and millimeterwave products for both aerospace and non-aerospace applications. The acquisition broadens the Company’s microwave product line and adds millimeterwave products to its offerings. The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from notes to the sellers, and borrowings of approximately $5,100,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

On September 1, 2006, the Company acquired CMP, a privately-owned company based in Newbury Park, California for $13,804,000 (net of cash acquired and excluding acquisition costs). CMP manufactures incandescent, electroluminescent and LED edge lit panels and assemblies for the aerospace and defense industries. The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition broadens the Company’s lighted man machine interface product line. The acquisition was funded from notes to the sellers, and borrowings of approximately $10,800,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

Results of Operations

2006 Compared to 2005

Net sales in 2006 were $319,021,000, compared to net sales of $249,696,000 for 2005. Net sales from the 2006 acquisitions of Miltec, WiseWave and CMP were $55,028,000 in 2006. The Company’s mix of business in 2006 was approximately 66% military, 32% commercial, and 2% space, compared to 61% military, 35% commercial, and 4% space in 2005. Foreign sales were approximately 8% of total sales in both 2006 and 2005. The Company did not have sales to any foreign country greater than 5% of total sales in 2006 or 2005.

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon and the United States government. During 2006 and 2005, sales to Boeing, Raytheon, and the United States government were as follows:

December 31,	2006	2005
(In thousands)

Boeing	$123,624	$114,549
Raytheon	25,439	23,071
United States government	30,149	3,808

Total	$179,212	$141,428

At December 31, 2006, trade receivables from Boeing, Raytheon and the United States government were $11,033,000, $1,907,000 and $4,000,000, respectively. The sales and receivables relating to Boeing, Raytheon and the United States government are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. Engineering, technical and program management services are provided principally for United States defense and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $209,028,000, or 66% of total sales in 2006, compared to $152,898,000, or 61% of total sales in 2005. The increase in military sales in 2006 resulted principally from approximately $48,563,000 in military sales from the acquisitions of Miltec, WiseWave and CMP, an increase in sales to the Apache helicopter program at Ducommun AeroStructures, Inc. (“DAS”) and an increase in sales to the F-15 program at Ducommun Technologies, Inc. (“DTI”). The Apache helicopter program accounted for approximately $56,875,000 in sales in 2006, compared to $50,472,000 in sales in 2005. The C-17 program accounted for approximately $30,883,000 in sales in 2006, compared to $29,245,000 in sales in 2005. The F-15 program accounted for approximately $11,814,000 in sales in 2006, compared to $4,910,000 in sales in 2005.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $102,438,000, or 32% of total sales in 2006, compared to $87,519,000, or 35% of total sales in 2005. During 2006, commercial sales were higher, principally because of an increase in commercial aftermarket sales, sales to the Boeing 737NG program and sales from the acquisitions of WiseWave and CMP, partially offset by lower commercial sales at DTI. Sales to the Boeing 737NG program accounted for approximately $30,300,000 in sales in 2006, compared to $27,433,000 in sales in 2005.

In the space sector, the Company produced components for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $7,555,000, or 2% of total sales in 2006, compared to $9,279,000, or 4% of total sales in 2005. In January 2006, the Company received a termination notice on the Space Shuttle program which affects virtually all of the Company’s work on the program. Sales related to the Space Shuttle program accounted for approximately $0 in sales in 2006, compared to $7,396,000 in sales in 2005. The reduction in sales for the Space Shuttle program was partially offset by space related sales from the acquisition of Miltec.

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of December 31, 2006, backlog believed to be firm was approximately $320,580,000, compared to $292,291,000 at December 31, 2005. Approximately $207,000,000 of total backlog is expected to be delivered during 2007. The backlog at December 31, 2006 included the following programs:

Backlog (In thousands)
Apache Helicopter	$62,464
737NG	51,322
Eclipse 500	24,004
C-17	19,374

$157,164

Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

Gross profit, as a percent of sales, decreased to 19.6% in 2006 from 20.7% in 2005. The gross profit margin decrease was primarily attributable to a decline in operating performance at DTI, a change in sales mix, a $860,000 increase in inventory reserves related to a canceled contract at DTI, and the Miltec acquisition, which has lower gross profit dollars, as a percentage of sales, than the Company prior to the acquisition. In 2005, as a result of the favorable resolution of a customer warranty claim, the Company reversed and took into income $1,605,000 of warranty reserves originally accrued in 2002.

Selling, general and administrative (“SG&A”) expenses increased to $41,867,000, or 13.1% of sales, in 2006, compared to $31,057,000, or 12.4% of sales in 2005. The increase in SG&A expenses was primarily due primarily to expenses related to the acquisition of Miltec, WiseWave and CMP ($8,701,000 of the increase, which included non-cash amortization expense for intangibles of $1,501,000), a non-cash stock-based compensation expense of $1,502,000 related to the adoption of SFAS 123(R) “Share Based Payment” on January 1, 2006, expenses incurred in closing DTI’s Fort Defiance facility and expenses related to the start-up of DTI’s Thailand facility. There was no stock-based compensation expense charged against income in 2005; only pro-forma footnote disclosure was made. Stock-based compensation expense is managed at the corporate level and does not have an impact on segment results.

Interest expense was $2,601,000 in 2006, compared to interest income of $522,000 in 2005, primarily due to the use of cash and increase debt in 2006 as a result of the Miltec, WiseWave and CMP acquisitions in 2006.

Income tax expense decreased to $3,791,000 in 2006, compared to $5,127,000 in 2005. The decrease in income tax expense was due to the decrease in income before taxes and a lower effective income tax rate. The Company’s effective tax rate for 2006 was 21.0%, compared to 24.3% in 2005. The effective tax rate in both 2006 and 2005 included the benefit of reductions in income tax reserves and research and development tax credits established in prior years. These tax reductions were taken as a result of events occurring during the respective periods, changes in the research and development estimated tax benefit rate, the reduction of income tax reserves and the expiration of tax statutes of limitations. Cash expended to pay income taxes was $5,988,000 in 2006, compared to $3,392,000 in 2005.

Net income for 2006 was $14,297,000, or $1.39 diluted earnings per share, compared to $15,993,000, or $1.57 diluted earnings per share, in 2005.

2005 Compared to 2004

Net sales in 2005 were $249,696,000, compared to net sales of $224,876,000 for 2004. The Company’s mix of business in both 2005 and 2004 was approximately 61% military, 35% commercial, and 4% space. Foreign sales were approximately 8% of total sales in both 2005 and 2004. The Company did not have sales to any foreign country greater than 5% of total sales in 2005 or 2004.

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon and Lockheed Martin. During 2005 and 2004, sales to Boeing, Raytheon, and to Lockheed Martin were as follows:

December 31,	2005	2004
(In thousands)

Boeing	$114,549	$101,571
Raytheon	23,071	25,287
Lockheed Martin	18,995	15,997

Total	$156,615	$142,855

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

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $87,519,000, or 35% of total sales in 2005, compared to $78,594,000, or 35% of total sales in 2004. During 2005, commercial sales were higher, principally because of an increase in commercial aftermarket sales. Sales to the Boeing 737NG program accounted for approximately $27,433,000 in sales in 2005, compared to $27,891,000 in sales in 2004.

In the space sector, the Company produced components for the expendable fuel tanks which help boost the Space Shuttle vehicle into orbit. Components are also produced for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $9,279,000, or 4% of total sales in 2005, compared to $9,007,000, or 4% of total sales in 2004. The Space Shuttle program accounted for approximately $7,396,000 in sales in 2005, compared to $6,211,000 in sales in 2004. In January 2006, the Company received a termination notice on the Space Shuttle program which affects virtually all of the Company’s work on the program.

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. At December 31, 2005, backlog believed to be firm was approximately $292,291,000, compared to $305,352,000 at December 31, 2004. The backlog at December 31, 2005 included approximately $104,950,000 of backlog for the following programs:

Backlog (In thousands)
Apache Helicopter	$104,950
C-17	37,249
737NG	34,284

$176,483

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

Financial Condition

Liquidity and Capital Resources

Net cash provided by operating activities for 2006, 2005 and 2004 was $24,285,000, $24,713,000 and $2,402,000, respectively. Net cash provided by operating activities for 2006 was negatively impacted by an increase in inventory of $9,304,000 primarily related to work-in-process for new production jobs scheduled to be shipped in 2007 and an increase in accounts and unbilled receivables of $4,336,000 primarily related to the Miltec, WiseWave and CMP acquisitions in 2006, higher sales and the timing of shipments and billings to customers. Net cash provided by operating activities for 2006 was favorably impacted by an increase in accounts payable of $13,878,000 due to timing of payments of vendor invoices.

Net cash used in investing activities for 2006 consisted primarily of $60,527,000 of cash paid for the Miltec, WiseWave and CMP acquisitions and $8,706,000 of capital expenditures, partially offset by the net proceeds of $193,000 from the sale of assets.

Net cash provided by financing activities in 2006 of $25,912,000 included approximately $23,500,000 of net borrowings related to the Miltec, WiseWave and CMP acquisitions and $2,208,000 of net cash received from the exercise of stock options.

On January 6, 2006, the Company acquired Miltec for $46,384,000 (net of cash, including assumed indebtedness and excluding acquisition costs) plus contingent payments not to exceed $3,000,000. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $24,000,000 under the Credit Agreement.

On May 10, 2006, the Company acquired WiseWave for $6,827,000 (net of cash, including assumed indebtedness and excluding acquisition costs) plus contingent payments not to exceed $500,000. The acquisition was funded from notes to the sellers, and borrowings of approximately $5,100,000 under the Credit Agreement.

On September 1, 2006, the Company acquired CMP for $13,804,000 (net of cash acquired and excluding acquisition costs). The acquisition was funded from notes to the sellers, and borrowings of approximately $10,800,000 under the Credit Agreement.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (8.25% at December 31, 2006) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (5.37% for a six month term at December 31, 2006) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At December 31, 2006, the Company had $49,627,000 of unused lines of credit, after deducting $1,873,000 for outstanding standby letters of credit. The Company had outstanding loans of $23,500,000 and was in compliance with all covenants at December 31, 2006.

The weighted average interest rate on borrowings outstanding was 6.35% at December 31, 2006. There were no borrowings at December 31, 2005.

Certain hourly employees at the Monrovia facility of DAS are covered by a defined benefit pension plan. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit plan are composed primarily of fixed income and equity securities. On December 31, 2006, the Company’s annual measurement date, the accumulated benefit obligation, related to the Company’s defined benefit plan, exceeded the fair value of the pension plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company recognized an additional minimum pension liability of $2,158,000, net of taxes, and $2,700,000, net of taxes, at December 31, 2006 and December 31, 2005, respectively, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. During the year ended December 31, 2006, the minimum pension liability decreased by $542,000, net of tax. The Company made no contributions to the pension plan in 2006 or 2005. The Company’s funding policy is to contribute cash to its pension plan so that the minimum contribution requirements established by government funding and taxing authorities are met. The Company does not expect to make a contribution to the pension plan in 2007.

The Company expects to spend less than $25,000,000 for capital expenditures in 2007. The increase in capital expenditures in 2007 from 2006 is principally to support new contract awards at DAS and DTI and offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft programs.

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

As of December 31, 2006, the Company expects to make the following payments on its contractual obligations (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$30,436	$1,196	$4,706	$24,534	$-
Operating leases	7,396	3,175	2,597	1,396	228
Contractual obligations	5,999	-	462	2,117	3,420
Minimum pension liability, net of tax	2,158	-	2,158	-	-

Total	$45,989	$4,371	$9,923	$28,047	$3,648

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas. The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in 32 aircraft ultimately sold to the United States government. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. On February 27, 2006, the United States District Court granted the Company’s motion and dismissed the lawsuit with respect to the Company, but granted leave of court to the plaintiffs to amend the complaint to reassert their claims. On March 14, 2006, the plaintiffs filed a second amended complaint. On April 24, 2006, the Company filed a motion to dismiss the second amended complaint, which is currently pending before the court. The Company intends to defend itself vigorously against the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

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

DAS and other companies and government entities have entered into an amended consent decree (the “Consent Decree”) with the California Department of Toxic Substances Control (“DTSC”), which has been entered in the United States District Court for the Central District of California, relating to the alleged release of hazardous waste at a landfill in West Covina, California. The Consent Decree resolves the liability of the DAS and the other settling defendants for past response costs, future interim response costs and future DTSC oversight costs in connection with the landfill. The Consent Decree provides for the performance of certain operation, maintenance and monitoring activities at the landfill by DAS and the other settling defendants until the later of March 15, 2008 or two years after essential activities commence at the landfill. The Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $443,000 and $3.0 million. The Company’s accrued liabilities at April 1, 2006 included the minimum amount of the range of approximately $443,000.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. The adoption of SFAS No. 155 did not have a material effect on the Company’s consolidated financial position and results of operations.

In July 2006, the FASB issued Final Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 excludes income taxes from the scope of SFAS No. 5, “Accounting for Contingencies.” FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company expects that the financial impact, if any, of applying the provisions of FIN No. 48 to all tax positions taken will not be material upon the initial adoption of FIN No. 48.

On September 13, 2006, the Securities Exchange Commission (“SEC”) released the Staff Accounting Bulletin No. 108 (“SAB No. 108”) SAB No. 108 specifies how public companies (and their auditors) quantify financial statement misstatements with respect to annual financial statements. The interpretations in SAB No. 108 express the SEC staff’s views regarding the process of quantifying financial statement misstatement. SAB No. 108 requires that public companies used both an income statement focused assessment and a balance sheet focused assessment in assessing the quantitative effects of financial misstatements. The adoption of SAB No. 108 did not have a material effect on our consolidated financial position or results of operations.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles (“GAAP”). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. Companies will need to adopt SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its results of operations and financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data together with the report thereon of PricewaterhouseCoopers LLP listed in the index at Item 15(a) 1 and 2 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting as of December 31, 2006 is included under Item 15(a)(1) of this Annual Report on Form 10-K.

Management excluded Miltec from its assessment of internal control over financial reporting because it was acquired in a purchase business combination during 2006. As of December 31, 2006 management is in the process of integrating the Miltec acquisition. Miltec will be included in management’s 2007 evaluation of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The information under the caption “Election of Directors” in the 2007 Proxy Statement is incorporated herein by reference.

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

Name (Age)	Positions and Offices Held With Company (Year Elected)	Other Business Experience (Past Five Years)
Joseph C. Berenato (60)	Chief Executive Officer (1997), President (2006) and Chairman of the Board (1999)	President (1996-2003)

Gregory A. Hann (52)	Vice President, Chief Financial Officer and Treasurer (2006)	Chief Financial Officer of Alcoa Fastening Systems (2003-2006); Chief Financial Officer of Alcoa Mill Products (1998-2003)

James S. Heiser (50)	Vice President (1990), General Counsel (1988), Secretary (1987)	Chief Financial Officer (1996-2006) and Treasurer (1995-2006)

Gary Parkinson (50)	Vice President , Human Resources (2005)	Vice President, Human Resources of Great Lakes Chemical Corp. (2003- 2005); Director, Human Resources of Eaton Aerospace (1999-2003)

Anthony J. Reardon (56)	President of Ducommun AeroStructures, Inc. (2004)	President of Ducommun AeroStructures (2003); Vice President of Business Management of Ducommun Aerostructures (2001-2002); Vice President of Business Management of Composite Structures, LLC (1997-2001)

John J. Walsh (48)	President of Ducommun Technologies, Inc. (2004)	Executive Vice President and Chief Operating Officer of Special Devices, Inc. (1998-2004)

Samuel D. Williams (58)	Vice President (1991) and Controller (1988)	—

Audit Committee and Audit Committee Financial Expert

The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2007 Proxy Statement is incorporated herein by reference.

Compliance With Section 16(a) of the Exchange Act

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Ethics” in the 2007 Proxy Statement is incorporated herein by reference.

Changes to Procedures to Recommend Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Election of Directors” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Principal Accountant Fees and Services” contained in the 2007 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

2.    Financial Statement Schedule

The following schedule for the years ended December 31, 2006, 2005 and 2004 is filed herewith:

Schedule II—Valuation and Qualifying Accounts and Reserves	67

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

3.    Exhibits

See Item 15(b) for a list of exhibits.	68-70

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Management has excluded Miltec from its assessment of internal control over financial reporting as of December 31, 2006, because it was acquired by the Company in a purchase business combination during 2006. Miltec is an indirect wholly-owned subsidiary of the Company whose total assets and total revenues represent 19% and 16%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Management’s conclusion in this report regarding the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 does not include the internal control over financial reporting of Miltec.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ducommun Incorporated:

We have completed integrated audits of Ducommun Incorporated’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ducommun Incorporated and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on under Item 15(a)(1), that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Miltec Corporation (“Miltec”) from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Miltec from our audit of internal control over financial reporting. Miltec is a wholly-owned subsidiary of the Company whose total assets and total revenues represent 19% and 16%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

PricewaterhouseCoopers LLP

Los Angeles, California

February 27, 2007

Ducommun Incorporated

Consolidated Statements of Income

Year ended December 31,	2006	2005	2004
(In thousands, except per share amounts)

Net Sales	$319,021	$249,696	$224,876

Operating Costs and Expenses:
Cost of goods sold	256,465	198,041	181,344
Selling, general and administrative expenses	41,867	31,057	28,857

Total Operating Costs and Expenses	298,332	229,098	210,201

Operating Income	20,689	20,598	14,675
Interest Income/(Expense)	(2,601)	522	(210)

Income Before Taxes	18,088	21,120	14,465
Income Tax Expense, Net	(3,791)	(5,127)	(3,293)

Net Income	$14,297	$15,993	$11,172

Earnings Per Share:
Basic earnings per share	$1.40	$1.59	$1.12
Diluted earnings per share	$1.39	$1.57	$1.10
Weighted Average Number of Common Shares Outstanding:
Basic	10,211,000	10,065,000	9,976,000
Diluted	10,290,000	10,199,000	10,181,000

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Balance Sheets

December 31,	2006	2005
(In thousands, except share data)

Assets
Current Assets:
Cash and cash equivalents	$378	$19,221
Accounts receivable (less allowance for doubtful accounts of $310 and $244)	42,658	32,890
Unbilled receivables	3,482	-
Inventories	64,587	53,299
Deferred income taxes	6,116	6,048
Prepaid income taxes	-	56
Other current assets	5,521	4,464

Total Current Assets	122,742	115,978
Property and Equipment, Net	52,987	52,481
Goodwill, Net	106,628	57,201
Other Assets	14,676	2,309

	$297,033	$227,969

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$1,196	$-
Accounts payable	32,948	17,787
Accrued liabilities	33,243	33,879

Total Current Liabilities	67,387	51,666
Long-Term Debt, Less Current Portion	29,240	-
Deferred Income Taxes	6,670	5,752
Other Long-Term Liabilities	6,711	2,700

Total Liabilities	110,008	60,118

Commitments and Contingencies
Shareholders’ Equity:
Common stock—$.01 par value; authorized 35,000,000 shares; issued 10,279,037 shares in 2006 and 10,108,996 shares in 2005	103	101
Additional paid-in capital	46,320	41,987
Retained earnings	142,760	128,463
Accumulated other comprehensive loss	(2,158)	(2,700)

Total Shareholders’ Equity	187,025	167,851

	$297,033	$227,969

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In thousands, except share data)

Balance at December 31, 2003	9,901,965	$99	$38,394	$101,298	$(2,041)	$137,750
Comprehensive income:
Net income				11,172		11,172
Equity adjustment for additional minimum pension liability, net of tax	-	-	-	-	(76)	(76)

						11,096
Stock options exercised	199,806	2	2,596	-	-	2,598
Stock repurchased related to the exercise of stock options	(59,655)	(1)	(1,385)	-	-	(1,386)
Income tax benefit related to the exercise of nonqualified stock options	-	-	1,433	-	-	1,433

Balance at December 31, 2004	10,042,116	100	41,038	112,470	(2,117)	151,491
Comprehensive income:
Net income				15,993		15,993
Equity adjustment for additional minimum pension liability, net of tax	-	-	-	-	(583)	(583)

						15,410
Stock options exercised	86,213	1	1,081	-	-	1,082
Stock repurchased related to the exercise of stock options	(19,333)	-	(425)	-	-	(425)
Income tax benefit related to the exercise of nonqualified stock options	-	-	293	-	-	293

Balance at December 31, 2005	10,108,996	101	41,987	128,463	(2,700)	167,851
Comprehensive income:
Net income				14,297		14,297
Equity adjustment for additional minimum pension liability, net of tax					542	542

						14,839
Stock options exercised	211,192	2	3,118	-	-	3,120
Stock repurchased related to the exercise of stock options	(41,151)	-	(912)	-	-	(912)
Stock Based Compensation			1,502			1,502
Income tax benefit related to the exercise of nonqualified stock options	-	-	625	-	-	625

Balance at December 31, 2006	10,279,037	$103	$46,320	$142,760	$(2,158)	$187,025

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Statements of Cash Flows

Year ended December 31,	2006	2005	2004
(In thousands)

Cash Flows from Operating Activities:
Net Income	$14,297	$15,993	$11,172
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation	8,266	7,586	7,499
Amortization of other intangible assets	1,501	-	-
Amortization of discounted notes payable	51	-	-
Deferred income tax (benefit)/provision	(417)	672	(64)
Excess tax benefit from stock-based compensation	(204)	-	-
Income tax benefit from stock-based compensation	625	293	1,433
Stock-based compensation expense	1,502	-	-
Provision for (recovery of) doubtful accounts	7	(89)	(170)
Loss on sale of assets	88	24	349
Net (recovery of)/provision for warranty reserves	(30)	(1,606)	(31)
Net reduction of contract cost overruns	(1,094)	(737)	1,195
Estimated loss on assets held for sale	417	-	-
Changes in Assets and Liabilities, Net of Effects from Acquisition:
Accounts receivable—(increase)	(3,374)	(5,892)	(464)
Unbilled receivable—(increase)	(962)	-	-
Inventories—(increase)	(9,304)	(2,839)	(10,457)
Prepaid income taxes—decrease	56	542	995
Other assets—(increase)/decrease	(381)	81	(863)
Accounts payable—increase/(decrease)	13,878	5,015	(1,428)
Accrued and other liabilities—(decrease)/increase	(637)	5,670	(6,764)

Net Cash Provided by Operating Activities	24,285	24,713	2,402

Cash Flows from Investing Activities:
Purchase of property and equipment	(8,706)	(5,133)	(5,942)
Proceeds from sale of assets	193	26	39
Acquisition of businesses, net of cash acquired	(60,527)	-	-

Net Cash Used in Investing Activities	(69,040)	(5,107)	(5,903)

Cash Flows from Financing Activities:
Net borrowings/(repayments) of long-term debt	23,500	(1,200)	(1,385)
Net cash effect of exercise related to stock options	2,208	657	1,212
Excess tax benefit from stock-based compensation	204	-	-

Net Cash Provided by/( Used in) Financing Activities	25,912	(543)	(173)

Net (Decrease)/Increase in Cash and Cash Equivalents	(18,843)	19,063	(3,674)
Cash and Cash Equivalents—Beginning of Period	19,221	158	3,832

Cash and Cash Equivalents—End of Period	$378	$19,221	$158

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,297	$32	$214
Taxes paid	$5,988	$3,392	$2,202

Supplemental information for Non-Cash Investing and Financing Activities:

See Note 2 for non-cash investing activities related to the acquisition of businesses.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions.

Ducommun operates in two business segments. Ducommun AeroStructures, Inc. (“DAS”), engineers and manufactures aerospace structural components and subassemblies. Ducommun Technologies, Inc. (“DTI”), designs, engineers and manufactures electromechanical components and subsystems, and through its Miltec Corporation (“Miltec”) subsidiary, provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for the aerospace and military markets. The significant accounting policies of the Company and its two business segments are as described below.

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

Inventory Valuation

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) incurred, but do not include any selling, general and administrative expense. Costs under long-term contracts are accumulated into, and removed from, inventory on the same basis as other contracts. The Company assesses the inventory carrying value and reduces it if necessary to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. The Company’s customer demand can fluctuate significantly caused by factors beyond the control of the Company. The Company maintains an allowance for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

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

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company began recognizing compensation expense for share-based payment transactions in the financial statements at their fair value. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation based upon the intrinsic value of options at the grant date. The transition to fair value was accounted for using the modified prospective method. Therefore, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earnings per share would be reduced to the pro forma amounts indicated below for 2005 and 2004:

Year ended December 31,	2005	2004
(In thousands, except per share amounts)

Net Income:
As reported	$15,993	$11,172
Less: Total expense determined under fair value accounting for all awards, net of tax	(1,131)	(988)

Pro forma	$14,862	$10,184

Earnings per common share:
As reported:
Basic	$1.59	$1.12
Diluted	1.57	1.10
Pro forma:
Basic	$1.48	$1.02
Diluted	1.46	1.00

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Prior to January 1, 2006, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. Prospectively, the benefits of tax deductions in excess of the compensation cost recognized for stock options (“excess tax benefits”) are classified as financing cash flows. Excess tax benefits reflected as a financing cash inflow totaled $204,000 during 2006. Income tax benefits reflected as an operating cash inflow totaled $421,000 during 2006.

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

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilutive shares that could be issued if exercised or converted into common stock in each period. For the years ended December 31, 2006 and December 31, 2005, income available to common shareholders was $14,297,000 and $15,993,000, respectively. The weighted average number of common shares outstanding for the years ended December 31, 2006 and December 31, 2005 were 10,211,000 and 10,065,000, respectively; the dilutive shares associated with stock options were 79,000 and 133,000, respectively. For the years ended December 31, 2006 and December 31, 2005 the number of shares not included in the calculations because the impact would have been antidilutive was 520,000 and 38,000, respectively.

Comprehensive Income

Certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is included in other comprehensive income and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a minimum pension liability adjustment of $2,158,000, net of tax, at December 31, 2006 and $2,700,000, net of tax, at December 31, 2005.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. The adoption of SFAS No. 155 did not have a material effect on the Company’s consolidated financial position and results of operations.

In July 2006, the FASB issued Final Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 excludes income taxes from the scope of SFAS No. 5, “Accounting for Contingencies.” FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company expects that the financial impact, if any, of applying the provisions of FIN No. 48 to all tax positions taken will not be material upon the initial adoption of FIN No. 48.

On September 13, 2006, the Securities Exchange Commission (“SEC”) released the Staff Accounting Bulletin No. 108 (“SAB No. 108”) SAB No. 108 specifies how public companies (and their auditors) quantify financial statement misstatements with respect to annual financial statements. The interpretations in SAB No. 108 express the staff’s views regarding the process of quantifying financial statement misstatement. SAB No. 108 requires that public companies used both an income statement focused assessment and a balance sheet focused assessment in assessing the quantitative effects of financial misstatements. The adoption of SAB No. 108 did not have a material effect on our consolidated financial position or results of operations.

On September 15, 2006, the FASB Statement of Financial Accounting Standards issued No. 157, Fair Value Measurements (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. Companies will need to adopt SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its results of operations and financial position.

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

Note 2. Acquisitions

On January 6, 2006, the Company acquired Miltec for $46,384,000 (net of cash, including assumed indebtedness and excluding acquisition costs) plus contingent payments not to exceed $3,000,000. Miltec provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for aerospace and military markets. The acquisition provided the Company a platform business with leading-edge technology in a large and growing market with substantial design engineering capability. The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $24,000,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

On May 10, 2006, the Company acquired WiseWave for $6,827,000 (net of cash, including assumed indebtedness and excluding acquisition costs) plus contingent payments not to exceed $500,000. WiseWave manufactures microwave and millimeterwave products for both aerospace and non-aerospace applications. The acquisition broadens the Company’s microwave product line and adds millimeterwave products to its offerings. The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from notes to the sellers, and borrowings of approximately $5,100,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

On September 1, 2006, the Company acquired CMP for $13,804,000 (net of cash acquired and excluding acquisition costs). CMP manufactures incandescent, electroluminescent and LED edge lit panels and assemblies for the aerospace and defense industries. The acquisition broadens the Company’s lighted man machine interface product line. The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from notes to the sellers, and borrowings of approximately $10,800,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

The following table presents unaudited pro forma consolidated operating results for the Company for the year ended December 31, 2005 as if the Miltec acquisition had occurred as of the beginning of the period presented. Pro forma results for the year ended December 31, 2005, assuming the acquisition of WiseWave and CMP at the beginning of the period, would not have been materially different from the Company’s historical results for the periods presented.

(In thousands, except per share amounts)	(Unaudited) Year Ended December 31, 2005

Net sales	$290,126
Net earnings	14,661
Basic earnings per share	1.46
Diluted earnings per share	1.44

The table below summarizes the purchase price allocation for Miltec, WiseWave and CMP at the date of acquisitions.

December 31,	2006
(In thousands)

Tangible assets, exclusive of cash	$11,952
Intangible assets	14,261
Goodwill	49,426
Liabilities assumed	(8,624)

Cost of acquisition, net of cash acquired	$67,015

Note 3. Inventories

Inventories consist of the following:

December 31,	2006	2005
(In thousands)

Raw materials and supplies	$23,715	$17,388
Work in process	50,752	43,417
Finished goods	1,704	685

	76,171	61,490
Less progress payments	11,584	8,191

Total	$64,587	$53,299

Note 4. Property and Equipment

Property and equipment consist of the following:

December 31,	2006	2005	Range of Estimated Useful Lives
(In thousands)

Land	$11,333	$11,333
Buildings and improvements	30,311	28,931	5 - 40 Years
Machinery and equipment	75,331	73,480	2 - 20 Years
Furniture and equipment	16,380	14,209	2 - 10 Years
Construction in progress	3,192	1,989

	136,547	129,942
Less accumulated depreciation	83,560	77,461

Total	$52,987	$52,481

Depreciation expense was $8,266,000, $7,586,000 and $7,499,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 5. Goodwill and Other Intangible Assets

The carrying amounts of goodwill for the years ended December 31, 2006 and December 31, 2005 are as follows:

	Ducommun AeroStructures, Inc.	Ducommun Technologies, Inc.	Total Ducommun
(In thousands)

Balance at December 31, 2005	$36,785	$20,416	$57,201
Goodwill additions due to acquisitions	-	49,427	49,427

Balance at December 31, 2006	$36,785	$69,843	$106,628

Other intangible assets at December 31, 2006 consist of backlog, trade names, customer relations and non-compete agreements in connection with the Miltec, WiseWave and CMP acquisitions, and are amortized on the straight-line method over periods ranging from one to fourteen years. The fair value of other intangible assets was determined by management with the assistance of an independent valuation expert.

The carrying amount of other intangible assets as of December 31, 2006 and December 31, 2005 are as follows:

	Ducommun Technologies, Inc.
	December 31, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
(In thousands)

Other intangible assets	$14,261	$1,501	$12,760	$-	$-	$-

Amortization expense of other intangible assets was $1,501,000 for the year ended December 31, 2006. Future amortization expense is expected to be as follows:

Ducommun Technologies, Inc.
(In thousands)

2007	$1,856
2008	1,747
2009	1,363
2010	1,363
2011	900
Thereafter	5,531

12,760

Note 6. Accrued Liabilities

Accrued liabilities consist of the following:

December 31,	2006	2005
(In thousands)

Accrued compensation	$17,640	$15,452
Provision for environmental costs	319	4,724
Customer deposits	5,662	1,553
Accrued income tax and sales tax	2,677	4,869
Accrued insurance costs	2,693	2,615
Provision for contract cost overruns	1,192	2,286
Other	3,060	2,380

Total	$33,243	$33,879

The Company revised its classification of certain amounts of environmental liabilities from Accrued Liabilities to Other Long-Term Liabilities ($4,553,000).

Note 7. Long-Term Debt

Long-term debt is summarized as follows:

December 31,	2006	2005
(In thousands)

Bank credit agreement	$23,500	$-
Notes and other liabilities for acquisitions	6,936	-

Total debt	30,436	-
Less current portion	1,196	-

Total long-term debt	$29,240	$-

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (8.25% at December 31, 2006) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (5.37% for a six month term at December 31, 2006) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At December 31, 2006, the Company had $49,627,000 of unused lines of credit, after deducting $1,873,000 for outstanding standby letters of credit. The Company had outstanding loans of $23,500,000 and was in compliance with all covenants at December 31, 2006.

On January 6, 2006, the Company acquired Miltec Corporation. The purchase price included an unsecured $2,353,000 note with principal payments of $353,000 in 2007, and $1,000,000 in 2008 and $1,000,000 in 2009, with interest at 5.00% per annum.

On May 10, 2006, the Company acquired WiseWave Technologies, Inc. The purchase price included $750,000 in future payment obligation (in five equal annual installments of $150,000), for a non-competition agreement and an unsecured $1,000,000 note payable in 2009 with interest at 5.00% per annum.

On September 1, 2006, the Company acquired CMP Display Systems, Inc. The purchase price included an unsecured $3,000,000 note payable in four equal annual installments of $750,000 with interest at 6.00% per annum.

The weighted average interest rate on borrowings outstanding was 6.35% per annum at December 31, 2006. There were no borrowings outstanding as of December 31, 2005.

The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 8. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At December 31, 2006 and 2005, no preferred shares were issued or outstanding.

At December 31, 2006, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company did not repurchase any of its common stock during 2006, 2005 and 2004, in the open market.

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

The Company’s transition to fair value accounting for stock-based compensation resulted in expense recognition in 2006 consisting of all awards granted prior to, but not yet vested as of December 31, 2005, and all awards granted after December 31, 2005 based on the grant-date fair value estimated using a Black-Scholes valuation model. The Company recognizes compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. The Company has two identified award populations, one with an option vesting term of four years and the other with an option vesting term of one year. The Company estimated the forfeiture rate based on its historic experience. The Company also elected to use the method available under FASB Staff Position FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which provides an alternative method for calculating historical excess tax benefits (the APIC pool) from the method described in SFAS No. 123(R) for stock-based compensation awards. The standard also requires that tax benefits realized from stock award exercise gains in excess of stock-based compensation expense recognized for financial statements purposes be reported as cash flows from financing activities rather than as operating cash flows.

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

The fair value of each share-based payment award was estimated using the following assumptions and weighted average fair values as follows:

	Stock Options (1)
Year ended December 31,	2006	2005	2004
Weighted average fair value of grants	$8.71	$8.13	$8.80
Risk-free interest rate	5.08%	4.36%	3.59%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	44.56%	54.11%	52.95%
Expected life in months	55	48	48

(1)	The fair value calculation was based on stock options granted during the period.

Option activity during the three years ended December 31, 2006 was as follows:

	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31	845,213	$16.813	761,313	$16.200	796,326	$14.116
Options granted	218,000	20.070	197,000	17.554	227,000	20.463
Options exercised	(210,488)	14.750	(86,213)	12.547	(199,806)	13.002
Options forfeited	(32,500)	17.414	(26,887)	18.570	(62,207)	15.351

Outstanding at December 31	820,225	$18.184	845,213	$16.813	761,313	$16.200

Exerciseable at December 31	324,500	$17.232	361,625	$15.708	239,069	$13.797

Available for grant at December 31	37,800		232,050		404,250

As of December 31, 2006, total unrecognized compensation cost (before tax benefits) related to stock options of $2,831,000 is expected to be recognized over a weighted-average period of 2.3 years.

Cash received from option exercises for the years ended December 31, 2006, 2005 and 2004 was $2,208,000, $657,000 and $1,212,000, respectively. The tax benefit realized for the tax deductions from option exercises of the share-based payment awards totaled $625,000, $293,000 and $1,433,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Nonvested stock options at December 31, 2005 and changes through the year ended December 31, 2006 were as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2005	483,588	$8.10
Granted	218,000	8.71
Vested	(175,863)	8.00
Forfeited	(30,000)	8.31

Nonvested at December 31, 2006	495,725	$8.39

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the years ended 2005 and 2004, had the Company applied the fair value recognition provisions as follows:

Year ended December 31,	2005	2004
(In thousands, except per share amounts)

Net Income, as reported	$15,993	$11,172
Less: Stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,131)	(988)

Pro forma net income	$14,862	$10,184

Earnings per common share:
As reported:
Basic	$1.59	$1.12
Diluted	1.57	1.10
Pro forma:
Basic	$1.48	$1.02
Diluted	1.46	1.00

As a result of fair value accounting for stock-based compensation in 2006, income before income taxes and net income were $1,502,000 and $1,182,000 lower, respectively, than the corresponding amounts if the Company had continued to account for stock-based compensation based upon grant date intrinsic value. The impact on both basic and diluted earnings per share was $0.12 per share.

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Exercisable Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(in years)		(in thousands)		(in years)		(in thousands)
$10.020 -$11.999	16,125	2.69	$10.541	$199,000	12,375	2.53	$10.699	$151,000
$12.000 -$17.999	347,250	4.08	15.957	2,404,000	179,875	3.39	15.358	1,353,000
$18.000 -$23.750	456,850	5.09	20.146	1,262,000	132,250	3.62	20.392	337,000

Total	820,225	4.62	$18.184	$3,865,000	324,500	3.45	$17.232	$1,841,000

The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock price on the last trading day of 2006 and the exercise prices of outstanding stock options, multiplied by the number of in-the-money stock options as of the same date. This represents the total amount before tax withholdings, that would have been received by stock option holders if they had all exercised the stock options on December 31, 2006. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2006, 2005 and 2004 was $1,563,000, $742,000 and $1,961,000, respectively. Total fair value of options expensed was $1,502,000, before tax benefits, for the year ended December 31, 2006.

Note 10. Employee Benefit Plans

The Company has three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers one former executive. The accumulated benefit obligations under these plans at December 31, 2006 and December 31, 2005 were $2,021,000 and $1,900,000, respectively, which are included in accrued liabilities.

The Company sponsors, for all its employees, two 401(k) defined contribution plans. The first plan covers all employees, other than employees at the Company’s Miltec subsidiary, and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan the Company generally provides a match equal to 50% of the employee’s contributions up to the first 4% of compensation, except for union employees who are not eligible to receive the match. The second plan covers only the employees at the Company’s Miltec subsidiary and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 100% of their compensation or limits established by the Internal Revenue Code. Under this plan, Miltec generally (i) provides a match equal to 100% of the employee’s contributions up to the first 5% of compensation, (ii) contributes 3% of an employee’s compensation annually, and (iii) contributes, at the Company’s discretion, 0% to 7% of an employee’s compensation annually. The Company’s provision for matching and profit sharing contributions for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 were approximately $3,275,000, $700,000 and $716,000, respectively.

Effective January 1, 2007, the Compensation Committee of the Board of Directors approved the award of performance stock units to the Company’s corporate officers and presidents of business segments beginning in 2007.

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

The components of net periodic pension cost for the defined benefit pension plan are as follows:

Year ended December 31,	2006	2005	2004
(In thousands)

Service cost	$680	$648	$507
Interest cost	696	607	623
Expected return on plan assets	(843)	(828)	(727)
Amortization of actuarial losses	204	140	159

Net periodic post retirement benefits cost	$737	$567	$562

The amount of unrecognized loss expected to be amortized in 2007 is approximately $168,000.

The obligations and funded status of the defined benefit pension plan are as follows:

December 31,	2006	2005
(In thousands)

Change in benefit obligation (1)
Beginning benefit obligation (January 1)	$12,321	$10,740
Service cost	680	648
Interest cost	696	607
Actuarial (gain)/loss	(318)	741
Benefits paid	(447)	(415)

Benefit obligation (December 31)	$12,932	$12,321

Change in plan assets
Beginning fair value of plan assets (January 1)	$9,578	$9,401
Return on assets	1,149	592
Benefits paid	(447)	(415)

Fair value of plan assets (December 31)	$10,280	$9,578

Funded status	$(2,652)	$(2,743)

Unrecognized loss included in accumulated other comprehensive loss
Unrecognized loss (January 1), before tax	$3,567	$2,741
Amortization	(204)	(140)
Liability (gain)/loss	(318)	741
Asset (gain)/loss	(307)	225

Unrecognized loss (December 31), before tax	$2,738	$3,567
Tax impact	(580)	(867)

Unrecognized loss included in accumulated other comprehensive loss, net of tax	$2,158	$2,700

(1)	Projected benefit obligation equals the accumulated benefit obligation for this plan.

On December 31, 2006, the Company’s annual measurement date, the accumulated benefit obligation, exceeded the fair value of the pension plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. Prior to the adoption of SFAS No. 158, the Company recognized an additional minimum pension liability at December 31, 2006 and December 31, 2005 of $2,158,000, net of tax, and $2,700,000, net of tax, respectively, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. During the year ended, December 31, 2006, the additional minimum pension liability decreased by $542,000, net of tax.

The Company’s pension plan asset allocations at December 31, 2006 and 2005, by asset category, are as follows:

December 31,	2006	2005
Equity securities	82%	76%
Debt securities	18%	24%

Total	100%	100%

Plan assets consist primarily of listed stocks and bonds and do not include any of the Company’s securities.

The following weighted-average assumptions were used to determine the benefit obligations under the pension plan at:

	Pension Benefits
December 31,	2006	2005	2004
Discount rate used to determine pension expense	5.50%	5.75%	5.75%

The following weighted average assumptions were used to determine the net periodic benefit cost under the pension plan for:

	Pension Benefits
Year ended December 31,	2006	2005	2004
Discount rate used to determine value of obligations	5.75%	5.50%	5.75%
Long term rate of return	9.00%	9.00%	9.00%

The following benefit payments under the pension plan, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
2007	$462,000
2008	487,000
2009	514,000
2010	542,000
2011	574,000
2012 - 2016	3,420,000

The assumptions used to determine the benefit obligations and expense for the Company’s defined benefit pension plan are presented in the tables above. The expected long-term return on assets noted above, represents an estimate of long-term returns on investment portfolios consisting of a mixture of fixed income and equity securities. The Company considers long-term rates of return in which the Company expects its pension funds to be invested. Discount rates reflect the current rate at which the Company’s pension obligation could be settled based on the measurement date of the plan (December 31). The discount rate was generally based on published rates for high-quality corporate bonds.

The Company’s funding policy is to contribute cash to its pension plan so that the minimum contribution requirements established by government funding and taxing authorities are met. The Company does not expect to make a contribution to the pension plan in 2007.

Note 11. Indemnifications

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

Note 12. Leases

The Company leases certain facilities and equipment for periods ranging from one to eight years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2006, 2005 and 2004 was $4,711,000, $2,816,000 and $2,850,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at December 31, 2006 are as follows:

(In thousands)	Lease Commitments
2007	$3,175
2008	1,836
2009	761
2010	740
2011	656
Thereafter	228

Total	$7,396

Note 13. Income Taxes

The provision for income tax expense consists of the following:

Year ended December 31,	2006	2005	2004
(In thousands)

Current tax expense/(benefit):
Federal	$4,344	$5,495	$2,885
State	(136)	(1,040)	472

	4,208	4,455	3,357

Deferred tax expense/(benefit):
Federal	22	651	(100)
State	(439)	21	36

	(417)	672	(64)

Income tax expense	$3,791	$5,127	$3,293

Deferred tax assets (liabilities) are comprised of the following:

December 31,	2006	2005
(In thousands)

Allowance for doubtful accounts	$164	$152
Capital loss carryforwards	871	871
Contract cost overrun reserves	478	916
Employment-related reserves	2,215	1,871
Environmental reserves	979	951
Inventory reserves	3,799	3,498
Minimum pension liability	865	1,082
State net operating loss carryforwards	320	-
State tax credit carryforwards	851	349
Warranty reserves	37	49
Other	657	657

	11,236	10,396
Depreciation	(2,777)	(3,654)
Goodwill	(6,667)	(4,493)
Intangibles	(259)	-
Valuation allowance	(2,087)	(1,953)

Net deferred tax assets (liabilities)	$(554)	$296

The Company has state tax credit carryforwards of $1.9 million which begin to expire in 2016 and state net operating losses of $5.2 million which expire in 2021. Management has recorded benefit for those carryforwards it expects to be utilized on tax returns filed in the future.

Management has established a valuation allowance for items that are not expected to provide future tax benefits. Management believes it is more likely than not that the Company will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation from the customary relationship between income taxes and income before income taxes are as follows:

Year ended December 31,	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	(0.5)	2.8	2.0
Benefit of research and development tax credits	(4.4)	(2.1)	(3.8)
Benefit of extraterritorial income exclusion	(0.5)	(0.6)	(0.6)
Benefit of qualified domestic production activities	(1.0)	(1.0)	—
Taxes on foreign earnings below the United States tax rate	(0.4)	—	—
Reduction of tax reserves	(7.3)	(10.0)	(10.2)
Other	0.1	0.2	0.4

Effective Income Tax Rate	21.0%	24.3%	22.8%

During 2006, 2005 and 2004, the Company reduced certain tax reserves which were previously established for identified exposures. The decision to release the reserves was based upon events occurring during the year, including the expiration of tax statutes.

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

Note 14. Contingencies

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas. The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in 32 aircraft ultimately sold to the United States government. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. On February 27, 2006, the United States District Court granted the Company’s motion and dismissed the lawsuit with respect to the Company, but granted leave of court to the plaintiffs to amend the complaint to reassert their claims. On

March 14, 2006, the plaintiffs filed a second amended complaint. On April 24, 2006, the Company filed a motion to dismiss the second amended complaint, which is currently pending before the court. The Company intends to defend itself vigorously against the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

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

DAS and other companies and government entities have entered into an amended consent decree (the “Consent Decree”) with the California Department of Toxic Substances Control (“DTSC”), which has been entered in the United States District Court for the Central District of California, relating to the alleged release of hazardous waste at a landfill in West Covina, California. The Consent Decree resolves the liability of the DAS and the other settling defendants for past response costs, future interim response costs and future DTSC oversight costs in connection with the landfill. The Consent Decree provides for the performance of certain operation, maintenance and monitoring activities at the landfill by DAS and the other settling defendants until the later of March 15, 2008 or two years after essential activities commence at the landfill. The Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $443,000 and $3.0 million. The Company’s accrued liabilities at December 31, 2006 included the minimum amount of the range of approximately $443,000.

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

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon and the United States government. During 2006 and 2005, sales to Boeing, Raytheon, and to the United States government were as follows:

December 31,	2006	2005
(In thousands)

Boeing	$123,624	$114,549
Raytheon	25,439	23,071
United States government	30,149	3,808

Total	$179,212	$141,428

At December 31, 2006, trade receivables from Boeing, Raytheon and the United States government were $11,033,000, $1,907,000 and $4,000,000, respectively. The sales and receivables relating to Boeing, Raytheon and the United States government are diversified over a number of different commercial, space and military programs.

In 2006, 2005 and 2004, sales to foreign customers worldwide were $24,879,000, $21,092,000 and $17,437,000, respectively. The Company had no sales to a foreign country greater than 5% of total sales in 2006, 2005 and 2004, respectively. The amounts of profitability and identifiable assets attributable to foreign sales activity are not material when compared with revenue, profitability and identifiable assets attributed to United States domestic operations during 2006, 2005 and 2004.

Note 16. Business Segment Information

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

Financial information by operating segment is set forth below:

Year Ended December 31,	2006	2005	2004
(In thousands)

Net Sales:
Ducommun AeroStructures	$190,500	$173,319	$147,568
Ducommun Technologies	128,521	76,377	77,308

Total Net Sales	$319,021	$249,696	$224,876

Segment Income Before Interest and Taxes (1):
Ducommun AeroStructures	$22,620	$17,450	$9,097
Ducommun Technologies	4,514	9,433	11,815

	27,134	26,883	20,912
Corporate General and Administrative Expenses	(6,445)	(6,285)	(6,237)

Total Income Before Interest and Taxes	$20,689	$20,598	$14,675

Depreciation and Amortization Expenses:
Ducommun AeroStructures	$6,081	$6,262	$6,140
Ducommun Technologies	3,581	1,231	1,317
Corporate Administration	105	93	42

Total Depreciation and Amortization Expenses	$9,767	$7,586	$7,499

Capital Expenditures:
Ducommun AeroStructures	$5,484	$3,421	$5,129
Ducommun Technologies	3,035	1,620	517
Corporate Administration	187	92	296

Total Capital Expenditures	$8,706	$5,133	$5,942

(1)	Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

As of December 31,	2006	2005
(In thousands)

Total Assets:
Ducommun AeroStructures	$152,466	$144,466
Ducommun Technologies	133,171	52,980
Corporate Administration	11,396	30,523

Total Assets	$297,033	$227,969

Goodwill and Intangibles
Ducommun AeroStructures	$36,785	$36,785
Ducommun Technologies	82,603	20,416

Total Goodwill and Intangibles	$119,388	$57,201

Supplementary Quarterly Financial Data (Unaudited)

	2006				2005

Three months ended	Dec 31	Sep 30	Jul 1	Apr 1	Dec 31	Oct 1	Jul 2	Apr 2

(in thousands, except per share amounts)

Sales and Earnings
Net Sales	$87,826	$81,557	$77,480	$72,158	$60,878	$63,008	$61,998	$63,812

Gross Profit	15,869	16,945	15,225	14,517	12,878	13,050	14,132	11,595

Income Before Taxes	2,878	5,867	4,977	4,366	4,216	5,902	6,352	4,650
Income Tax Expense	1,390	(1,768)	(1,809)	(1,604)	(694)	(1,587)	(2,279)	(567)

Net Income	$4,268	$4,099	$3,168	$2,762	$3,522	$4,315	$4,073	$4,083

Earnings Per Share:
Basic earnings per share	$.42	$.40	$.31	$.27	$.35	$.43	$.40	$.41
Diluted earnings per share	.41	.40	.31	.27	.34	.42	.40	.40

DUCOMMUN INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II

Column A	Column B	Column C			Column D			Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions			Balance at End of Period

	FOR THE YEAR ENDED DECEMBER 31, 2006

Allowance for Doubtful Accounts	$243,000	$112,000		$98,000		$143,000	(a)	$310,000

Valuation Allowance on Deferred Tax Assets	$1,953,000	$352,000	(b)			$218,000	(b)	$2,087,000

Inventory Reserves	$8,283,000	$6,346,000				$5,298,000		$9,331,000

	FOR THE YEAR ENDED DECEMBER 31, 2005

Allowance for Doubtful Accounts	$333,000	$20,000				$110,000	(a)	$243,000

Valuation Allowance on Deferred Tax Assets	$1,646,000	$307,000	(c)					$1,953,000

Inventory Reserves	$6,557,000	$2,751,000				$1,025,000		$8,283,000

	FOR THE YEAR ENDED DECEMBER 31, 2004

Allowance for Doubtful Accounts	$503,000	$307,000			$ $	456,000 21,000	(a) (d)	$333,000

Valuation Allowance on Deferred Tax Assets	$1,604,000	$186,000	(e)			$144,000	(e)	$1,646,000

Inventory Reserves	$5,379,000	$3,425,000				$2,247,000		$6,557,000

(a)	Write-offs on uncollectible accounts.

(b)	Increase Valuation Allowance regarding state net operating loss carryforwards ($320,000) and intangibles ($32,000). Decrease Valuation Allowance for “Minimum Pension Liabilities” ($218,000).

(c)	Increase Valuation Allowance regarding “Minimum Pension Liability” ($286,000) and California capital loss carryforward ($21,000).

(d)	Collections on previously written off accounts.

(e)	Increase Valuation Allowance regarding federal capital loss carryforward ($186,000). Decrease Valuation Allowance regarding “Minimum Pension Liability” ($45,000) and California capital loss carryforward ($99,000).

(b)	Exhibits

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

3.3        Bylaws as amended and restated on January 31, 2007. Incorporated by reference to Exhibit 99.2 to Form 8-K dated February 6, 2007.

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

*	10.1 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1990.

*	10.2 1994 Stock Incentive Plan, as amended May 7, 1998. Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1997.

*	10.3 2001 Stock Incentive Plan, as amended. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 31, 2004.

*	10.4 Form of Nonqualified Stock Option Agreement, for grants to employees prior to January 1, 1999, under the 1994 Stock Incentive Plan and the 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1990.

*	10.5 Form of Nonqualified Stock Option Agreement, for grants to employees between January 1, 1999 and June 30, 2003, under the 2001 Stock Incentive Plan, the 1994 Stock Incentive Plan and the 1990 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999.

*	10.6 Form of Nonqualified Stock Option Agreement, for nonemployee directors under the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

*	10.7 Form of Nonqualified Stock Option Agreement, for grants to employees after July 1, 2003, under the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.

*	10.8 Form of Memorandum Amendment to Existing Stock Option Agreements dated August 25, 2003. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2003.

*	10.9 Form of Performance Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 6, 2007.

*	10.10 Form of Key Executive Severance Agreement entered with four current executive officers of Ducommun or its subsidiaries. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999. All of the Key Executive Severance Agreements are identical except for the name of the executive officer and the date of the Agreement:

Executive Officer	Date of Agreement
Joseph C. Berenato	November 4, 1991
James S. Heiser	July 27, 1988
Anthony J. Reardon	June 23, 2004
Samuel D. Williams	June 21, 1989

*	10.11 Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Joseph C. Berenato	November 4, 1991
H. Frederick Christie	October 23, 1985
Eugene P. Conese, Jr.	January 26, 2000
Ralph D. Crosby, Jr.	January 26, 2000
Robert C. Ducommun	December 31, 1985
Gregory A. Hann	June 21, 2006
James S. Heiser	May 6, 1987
Thomas P. Mullaney	April 8, 1987
Gary Parkinson	February 27, 2007
Robert D. Paulson	March 25, 2003
Eric K. Shinseki	February 27, 2007
Samuel D. Williams	November 11, 1988

*	10.12 Ducommun Incorporated 2006 Bonus Plan. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 8, 2006.

*	10.13 Directors’ Deferred Compensation and Retirement Plan, as amended and restated August 5, 2004. Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended October 2, 2004.

*	10.14 Ducommun Incorporated Executive Retirement Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

*	10.15 Ducommun Incorporated Executive Compensation Deferral Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 3, 1993.

*	10.16 Ducommun Incorporated Executive Compensation Deferral Plan No. 2 dated October 15, 1994. Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 1994.

10.17        Agreement and Plan of Merger, dated November 22, 2005, by and between Ducommun Incorporated, DT Acquisition Sub, Inc., Miltec Corporation and certain shareholders of Miltec Corporation. Incorporated by reference to Exhibit 2.1 to Form 8-K dated January 6, 2006.

10.18        Severance Agreement between Ducommun Incorporated and David H. Dittemore dated March 8, 2006. Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 14, 2006.

10.19        Offer Letter of Employment dated August 16, 2004 between Ducommun Technologies, Inc., and John Walsh. Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2004.

10.20        Offer Letter of Employment dated May 26, 2006 between Ducommun Incorporated and Gregory A. Hann. Incorporated by reference to Exhibit 99.1 to Form 8-K dated June 22, 2006.

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

Date: February 27, 2007		DUCOMMUN INCORPORATED

	By:	/s/ Joseph C. Berenato
Joseph C. Berenato
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2007	By:	/s/ Joseph C. Berenato
Joseph C. Berenato
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2007	By:	/s/ Gregory A. Hann
Gregory A. Hann
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: February 27, 2007	By:	/s/ Samuel D. Williams
Samuel D. Williams
Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)

DIRECTORS

By:	/s/ Joseph C. Berenato	Date:	February 27, 2007
Joseph C. Berenato

By:	/s/ Eugene P. Conese, Jr.	Date:	February 27, 2007
Eugene P. Conese, Jr.

By:	/s/ Ralph D. Crosby, Jr.	Date:	February 27, 2007
Ralph D. Crosby, Jr.

By:	/s/ H. Frederick Christie	Date:	February 27, 2007
H. Frederick Christie

By:	/s/ Robert C. Ducommun	Date:	February 27, 2007
Robert C. Ducommun

By	/s/ Thomas P. Mullaney	Date	February 27, 2007
Thomas P. Mullaney

By:	/s/ Robert D. Paulson	Date:	February 27, 2007
Robert D. Paulson

By:	/s/ Eric K. Shinseki	Date:	February 27, 2007
Eric K. Shinseki