Form 10-Q
period 2007-03-31
DUCOMMUN INC /DE/
filed 2007-04-30
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 31, 2007, there were outstanding 10,323,014 shares of common stock.

DUCOMMUN INC ORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited) March 31, 2007	December 31, 2006

Assets
Current Assets:
Cash and cash equivalents	$449	$378
Accounts receivable, less allowance for doubtful accounts	46,995	42,658
Unbilled receivables	5,702	3,482
Inventories	70,719	64,587
Deferred income taxes	6,108	6,116
Other current assets	5,700	5,521

Total Current Assets	135,673	122,742
Property and Equipment, Net	53,099	52,987
Goodwill, Net	106,632	106,628
Other Assets	13,634	14,676

	$309,038	$297,033

Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt	$1,847	$1,196
Accounts payable	25,587	32,948
Accrued liabilities	30,761	33,243

Total Current Liabilities	58,195	67,387
Long-Term Debt, Less Current Portion	43,554	29,240
Deferred Income Taxes	5,189	6,670
Other Long-Term Liabilities	9,774	6,711

Total Liabilities	116,712	110,008

Commitments and Contingencies
Shareholders' Equity:
Common stock	103	103
Additional paid-in capital	47,494	46,320
Retained earnings	146,370	142,760
Accumulated other comprehensive loss	(1,641)	(2,158)

Total Shareholders' Equity	192,326	187,025

	$309,038	$297,033

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Three Months Ended
	March 31, 2007	April 1, 2006

Net Sales	$88,052	$72,158

Operating Costs and Expenses:
Cost of goods sold	69,575	57,641
Selling, general and administrative expenses	12,226	9,636

Total Operating Costs and Expenses	81,801	67,277

Operating Income	6,251	4,881
Interest Expense, Net	(652)	(515)

Income Before Taxes	5,599	4,366
Income Tax Expense, Net	(1,799)	(1,604)

Net Income	$3,800	$2,762

Earnings Per Share:
Basic earnings per share	$.37	$.27
Diluted earnings per share	$.37	$.27
Weighted Average Number of Common Shares Outstanding:
Basic	10,301	10,133
Diluted	10,391	10,213

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For Three Months Ended
	March 31, 2007	April 1, 2006

Cash Flows from Operating Activities:
Net Income	$3,800	$2,762
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation	2,039	2,009
Amortization of other intangible assets	680	316
Amortization of discounted notes payable	18	—
Deferred income tax provision	352	18
Income tax benefit from stock-based compensation, net	63	208
Stock-based compensation expense	453	370
Expense/(Recovery) of doubtful accounts	345	(10)
Net recovery of warranty reserves	(48)	(3)
Net (reduction of)/provision for contract cost overruns	(338)	113
Changes in Assets and Liabilities Net of Effects from Acquisitions:
Accounts receivable - (increase)	(4,682)	(3,823)
Unbilled receivables - (increase)	(2,220)	(232)
Inventories - (increase)	(6,132)	(3,136)
Other assets - decrease/(increase)	179	(417)
Accounts payable - (decrease)/increase	(7,361)	308
Accrued and other liabilities - (decrease)	(531)	(4,599)

Net Cash Used in Operating Activities	(13,383)	(6,116)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(2,150)	(2,850)
Proceeds from Sale of Assets	—	134
Acquisition of Businesses, Net of Cash Acquired	—	(47,096)

Net Cash Used in Investing Activities	(2,150)	(49,812)

Cash Flows from Financing Activities:
Net Borrowings of Long-Term Debt	14,947	36,000
Net Cash Effect of Exercise Related to Stock Options	492	865
Excess Tax Benefit from Stock-Based Compensation	165	107

Net Cash Provided by Financing Activities	15,604	36,972

Net Increase/(Decrease) in Cash and Cash Equivalents	71	(18,956)
Cash and Cash Equivalents at Beginning of Period	378	19,221

Cash and Cash Equivalents at End of Period	$449	$265

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of March 31, 2007 and the consolidated statements of income and the consolidated statements of cash flows are unaudited for the three months ended March 31, 2007 and April 1, 2006. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Ducommun operates in two business segments. Ducommun AeroStructures, Inc. (“DAS”), engineers and manufactures aerospace structural components and subassemblies. Ducommun Technologies, Inc. (“DTI”), designs, engineers and manufactures electromechanical components and subsystems, and provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for the aerospace and military markets. The significant accounting policies of the Company and its two business segments are the same as described in the Company’s Form 10-K for the year ended December 31, 2006, except as noted below.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue from products sold under long-term contracts is recognized by the Company on the same basis as other sale transactions. The Company also recognizes revenue on the sale of services (including prototype products) based on the type of contract: time and materials, cost-plus reimbursement and firm-fixed price. Revenue is recognized (i) on time and materials contracts as time is spent at hourly rates, which are negotiated with customers, plus the cost of any allowable materials and out-of-pocket expenses, (ii) on cost plus reimbursement contracts based on direct and indirect costs incurred plus a negotiated profit calculated as a percentage of cost, a fixed amount or a performance-based award fee, and (iii) on fixed-price contracts on the percentage-of-completion method measured by the percentage of costs incurred to estimated total costs.

Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three months ended
	March 31, 2007	April 1, 2006

Basic weighted average shares outstanding	10,301,000	10,133,000
Dilutive potential common shares	90,000	80,000

Diluted weighted average shares outstanding	10,391,000	10,213,000

The numerator used to compute diluted earnings per share is as follows:

	Three months ended
	March 31, 2007	April 1, 2006

Net earnings (total numerator)	$3,800,000	$2,762,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Three months ended
	March 31, 2007	April 1, 2006

Stock options	302,600	408,900
Performance stock units	32,500	—

Comprehensive Income

Certain items such as foreign currency translation adjustment, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is included in other comprehensive income and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a minimum pension liability adjustment of $1,641,000, net of tax, at March 31, 2007 and $2,158,000, net of tax, at December 31, 2006.

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company will need to adopt SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its results of operations and financial position.

In February 2007, FASB issued FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company will need to adopt SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its results of operations and financial position.

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

Note 3. Inventories

Inventories consist of the following:

	(In thousands)
	March 31, 2007	December 31, 2006
Raw materials and supplies	$24,482	$23,715
Work in process	54,222	50,752
Finished goods	1,881	1,704

	80,585	76,171
Less progress payments	9,866	11,584

Total	$70,719	$64,587

Note 4. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	March 31, 2007	December 31, 2006
Bank credit agreement	$38,800	$23,500
Notes and other obligations for acquisitions	6,601	6,936

Total debt	45,401	30,436
Less current portion	1,847	1,196

Total long-term debt	$43,554	$29,240

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (8.25% at March 31, 2007) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (5.34% for a six month term at March 31, 2007) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At March 31, 2007, the Company had $34,327,000 of unused lines of credit, after deducting $1,873,000 for outstanding standby letters of credit. The Company had outstanding loans of $38,800,000 and was in compliance with all covenants at March 31, 2007.

Note 5. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At March 31, 2007 and April 1, 2006, no preferred shares were issued or outstanding.

At March 31, 2007, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company did not repurchase any of its common stock during the three months ended March 31, 2007 and April 1, 2006, in the open market.

Note 6. Stock Compensation

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

Effective January 1, 2007, performance stock units were awarded to certain of the Company’s officers. The total compensation expense (before tax benefits) to be recognized over the three-year service period of the performance stock units is currently estimated to be approximately $675,000. A total of 32,500 performance stock units were outstanding at March 31, 2007.

Option activity during the three months ended March 31, 2007 and April 1, 2006 was as follows:

	March 31, 2007		April 1, 2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31	820,225	$18.18	845,213	$16.81
Options granted	0	—	40,000	22.78
Options exercised	(73,100)	16.19	(111,550)	14.65
Options forfeited	(21,000)	17.85	(15,000)	16.36

Outstanding at March 31	726,125	$18.39	758,663	$17.46

Exerciseable at March 31	267,900	$17.64	254,763	$16.02

Available for grant at March 31	26,300		205,800

As of March 31, 2007, total unrecognized compensation cost (before tax benefits) related to stock options of $2,250,000 is expected to be recognized over a weighted-average period of 2.2 years.

Cash received from option exercises for the three months ended March 31, 2007 and April 1, 2006 were $503,000 and $865,000, respectively. The tax benefit realized for the tax deductions from option exercises of the share-based payment awards totaled $228,000 and $315,000 for the three months ended March 31, 2007 and April 1, 2006, respectively.

Nonvested stock options at December 31, 2006 and changes through the three months ended March 31, 2007 were as follows:

	Number of shares	Weighted - Average Grant Date Fair Value Per Share
Nonvested at December 31, 2006	495,725	$8.39
Granted	—	—
Vested	(17,250)	8.82
Forfeited	(20,250)	8.11

Nonvested at March 31, 2007	458,225	$8.39

The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Exercisable Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(in years)		(in thousands)		(in years)		(in thousands)

$10.020 - $11.999	13,125	2.71	$10.372	$202,000	13,125	2.71	$10.372	$202,000
$12.000 - $17.999	290,250	4.03	16.173	2,774,000	134,625	3.42	15.677	1,353,000
$18.000 - $23.750	422,750	5.09	20.168	2,351,000	120,150	3.95	20.633	612,000

Total	726,125	4.62	$18.394	$5,327,000	267,900	3.62	$17.640	$2,167,000

The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock price on the last trading day (March 30, 2007) and the exercise prices of outstanding stock options, multiplied by the number of in-the-money stock options as of the same date. This represents the total amount, before tax withholdings, that would have been received by stock option holders if they had all exercised the stock options on March 31, 2007. The aggregate intrinsic value of stock options exercised for the quarters ended March 31, 2007 and April 1, 2006 was $570,000 and $843,000, respectively. Total fair value of options expensed was $398,000 and $370,000, before tax benefits, for the three months ended March 31, 2007 and April 1, 2006, respectively.

Note 7. Employee Benefit Plans

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands)
	Three Months Ended
	March 31, 2007	April 1, 2006
Service cost	$170	$170
Interest cost	174	174
Expected return on plan assets	(211)	(211)
Amortization of actuarial loss	51	51

Net periodic post retirement benefit cost	$184	$184

Note 8. Indemnifications

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

Note 9. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which became effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a transition adjustment reducing beginning retained earnings by approximately $190,000; all of which is interest on unrecognized tax positions. The interest charge will be recorded as a component of tax expense. Federal and various state tax returns for all years after 2001 are subject to examination.

As of January 1, 2007, the Company’s total amount of unrecognized tax benefits was $2,561,000. Of this amount, $2,468,000, if recognized, would affect the annual income tax rate. As of the date of adoption, the Company had accrued interest of $316,000 relating to unrecognized tax benefits.

During 2007, $480,000 of unrecognized tax benefit is subject to recognition due to the expiration of various statues of limitation.

Note 10. Contingencies

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

DAS and other companies and government entities have entered into an amended consent decree (the “Consent Decree”) with the California Department of Toxic Substances Control (“DTSC”), which has been entered in the United States District Court for the Central District of California, relating to the alleged release of hazardous waste at a landfill in West Covina, California. The Consent Decree resolves the liability of the DAS and the other settling defendants for certain past response costs, future interim response costs and future DTSC oversight costs in connection with the landfill. The Consent Decree provides for the performance of certain operation, maintenance and monitoring activities at the landfill by DAS and the other settling defendants until the later of March 15, 2008 or two years after essential activities commence at the landfill. The Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $443,000 and $3.0 million. The Company’s accrued liabilities at March 31, 2007 included the minimum amount of the range of approximately $443,000.

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

Note 11. Business Segment Information

The Company supplies products and services to the aerospace industry. The Company’s subsidiaries are organized into two strategic businesses, each of which is a reportable operating segment. The accounting policies of the segments are the same as those of the Company. Ducommun AeroStructures, Inc. (“DAS”), engineers and manufactures aerospace structural components and subassemblies. Ducommun Technologies, Inc. (“DTI”), designs, engineers and manufactures electromechanical components and subsystems, and provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for the aerospace and military markets.

Financial information by reporting segment is set forth below:

	(In thousands)
	Three Months Ended
	March 31, 2007	April 1, 2006
Net Sales:
Ducommun AeroStructures	$52,247	$45,598
Ducommun Technologies	35,805	26,560

Total Net Sales	$88,052	$72,158

Segment Operating Income
Ducommun AeroStructures	$6,482	$5,536
Ducommun Technologies	2,073	939

	8,555	6,475
Corporate General and Administrative Expenses	(2,304)	(1,594)

Total Operating Income	$6,251	$4,881

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	March 31, 2007	December 31, 2006
Total Assets:
Ducommun AeroStructures	$161,455	$152,466
Ducommun Technologies	136,551	133,171
Corporate Administration	11,032	11,396

Total Assets	$309,038	$297,033

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

Domestic commercial aircraft programs include the Boeing 737NG, 747, 767 and 777 and the Eclipse business jet. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military production programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16 aircraft, and various aircraft and shipboard electronics upgrade programs. Commercial and military helicopter programs include helicopters manufactured by Boeing (principally the Apache helicopter), Sikorsky, Bell, Augusta and Carson. The Company continues to support various unmanned launch vehicle and satellite programs, but the Company’s contract for the Space Shuttle external fuel tank was terminated in January 2006.

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

Sales, diluted earnings per share, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, and the effective tax rate in first quarter of 2007 and 2006, respectively, were as follows:

	First Quarter
	2007	2006
Sales (in $000's)	$88,052	$72,158
Diluted Earnings Per Share	$.37	$.27
Gross Profit % of Sales	21.0%	20.1%
SG&A Expense % of Sales	13.9%	13.4%
Effective Tax Rate	32.1%	36.7%

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs. The Company’s mix of military, commercial and space business in the first quarter of 2007 and the first quarter of 2006, respectively, was approximately as follows:

	First Quarter
	2007	2006
Military	59%	67%
Commercial	38%	32%
Space	3%	1%

Total	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache helicopter programs. Sales to these programs, as a percentage of total sales, for the first quarter of 2007 and the first quarter of 2006, respectively, were approximately as follows:

	First Quarter
	2007	2006
Boeing Commercial Aircraft	16%	15%
Boeing C-17 Aircraft	9%	9%
Boeing Apache Helicopter	14%	21%
All Others	61%	55%

Total	100%	100%

Net income for the first quarter of 2007 was higher than 2006. The reasons for the increase in net income in 2007 include (1) a favorable change in sales mix, (2) an improvement in operating performance at both DAS and DTI, and (3) a lower effective tax rate in 2007 compared to 2006.

Results of Operations

First Quarter of 2007 Compared to First Quarter of 2006

Net sales in the first quarter of 2007 were $88,052,000, compared to net sales of $72,158,000 for 2006. Net sales in the first quarter of 2007 increased 22% from the same period last year primarily due to a strong increase in commercial sales. The Company’s mix of business in the first quarter of 2007 was approximately 59% military, 38% commercial, and 3% space, compared to 67% military, 32% commercial, and 1% space in the first quarter of 2006.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the first quarter of 2007 and 2006, sales to these customers were as follows:

	(In thousands)
	Three Months Ended
	March 31, 2007	April 1, 2006
Boeing	$29,161	$30,666
United States government	8,009	5,967
Raytheon	6,995	6,034

Total	$44,165	$42,667

At March 31, 2007, trade receivables from Boeing, the United States government and Raytheon were $7,009,000, $3,266,000 and $3,029,000, respectively. The sales and receivables relating to these customers are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. Engineering, technical and program management services are provided principally for United States defense and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $52,260,000, or 59% of total sales in the first quarter of 2007, compared to $48,179,000, or 67% of total sales in the first quarter of 2006. The increase in military sales in the first quarter of 2007 resulted principally from approximately $3,952,000 increase in military sales from the acquisitions of Miltec, WiseWave and CMP, an increase in sales to the C-17 program at Ducommun AeroStructures, Inc. (“DAS”), an increase in sales to the F-15 and F-18 programs at Ducommun Technologies, Inc. (“DTI”), partially offset by a decrease in sales to the Apache helicopter program at DAS. The Apache helicopter program accounted for approximately $12,007,000 in sales in the first quarter of 2007, compared to $15,091,000 in sales in first quarter of 2006. The C-17 program accounted for approximately $8,186,000 in sales in the first quarter of 2007, compared to $6,366,000 in sales in the first quarter of 2006.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $33,203,000, or 38% of total sales in the first quarter of 2007, compared to $23,082,000, or 32% of total sales in the first quarter of 2006. During the first quarter of 2007, commercial sales were higher, principally because of an increase in commercial aftermarket sales at both DAS and DTI, sales to the Boeing 737NG program and Boeing 777 program and sales from the acquisitions of WiseWave and CMP. Sales to the Boeing 737NG program accounted for approximately $8,410,000 in sales in the first quarter of 2007, compared to $7,185,000 in sales in the first quarter of 2006.

In the space sector, the Company produced components for a variety of unmanned launch vehicles and satellite programs. Sales related to space programs were approximately $2,589,000, or 3% of total sales in 2007, compared to $897,000, or 1% of total sales in the first quarter of 2006. The increase in sales for the Space programs was principally due to an increase in space related sales at Miltec.

As of March 31, 2007, backlog believed to be firm was approximately $381,774,000, compared to $320,580,000 at December 31, 2006. Approximately $180,000,000 of total backlog is expected to be delivered during the remainder of 2007. The backlog at March 31, 2007 included the following programs:

Backlog (In thousands)

Apache Helicopter	$88,518
737NG	70,677
Eclipse 500	21,856
C-17	10,935

$191,986

Trends in the Company’s overall level of backlog may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales. Backlog is also subject to delivery delays or program cancellations, which are beyond the Company’s control.

Gross profit, as a percent of sales, increased to 21.0% in the first quarter of 2007 from 20.1% in the first quarter of 2006. The gross profit margin increase was primarily attributable to improvement in operating performance at both DAS and DTI and a change in sales mix.

Selling, general and administrative (“SG&A”) expenses increased to $12,226,000, or 13.9% of sales, in the first quarter of 2007, compared to $9,636,000, or 13.4% of sales in the first quarter of 2006. The increase in SG&A expense was primarily due to higher bonus accruals in 2007 and expenses of the WiseWave and CMP businesses, which were acquired in the second and third quarters of 2006, respectively.

Interest expense was $652,000 in the first quarter of 2007, compared to interest expense of $515,000 in the first quarter of 2006, primarily due to the use of cash and increase debt in the first quarter of 2007, compared to the first quarter of 2006, as a result of the WiseWave and CMP acquisitions, made after the first quarter of 2006.

Income tax expense increased to $1,799,000 in the first quarter of 2007, compared to $1,604,000 in first quarter of 2006. The increase in income tax expense was due to the increase in income before taxes, partially offset by a lower effective income tax rate. The Company’s effective tax rate for the first quarter of 2007 was 32.1%, compared to 36.7% in the first quarter of 2006, because of the applicability of the R&D tax credit in the first quarter of 2007.

Net income for the first quarter of 2007 was $3,800,000, or $0.37 diluted earnings per share, compared to $2,762,000, or $0.27 diluted earnings per share, in the first quarter of 2006.

Financial Condition

Liquidity and Capital Resources

Net cash used in operating activities for the first quarter of 2007 and the first quarter of 2006 was $13,383,000 and $6,116,000, respectively. Net cash used in operating activities for the first quarter of 2007 included an increase in inventory of $6,132,000 primarily related to work-in-process inventory for production jobs scheduled to be shipped in 2007, and an increase in accounts and unbilled receivables of $6,902,000 primarily related to higher sales and the timing of shipments and billings to customers. Net cash used in operating activities for the first quarter of 2007 also included a decrease in accounts payable of $7,361,000 due to timing of payments of vendor invoices.

Net cash used in investing activities for the first quarter of 2007 consisted primarily of capital expenditures of $2,150,000.

Net cash provided by financing activities in the first quarter of 2007 of $15,604,000 included approximately $14,947,000 of net borrowings related to working capital increases and $492,000 of net cash received from the exercise of stock options.

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

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (8.25% at March 31, 2007) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (5.34% for a six month term at March 31, 2007) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At March 31, 2007, the Company had $34,327,000 of unused lines of credit, after deducting $1,873,000 for outstanding standby letters of credit. The Company had outstanding loans of $38,800,000 and was in compliance with all covenants at March 31, 2007.

The Company expects to spend less than $18,000,000 for capital expenditures in 2007. The increase in capital expenditures in 2007 from 2006 is principally to support new contract awards at DAS and DTI and offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft programs.

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

As of March 31, 2007, the Company expects to make the following payments on its contractual obligations (in thousands):

		Payments due by period
Contractual Obligations	Total	Remainder of 2007	2008- 2010	2011- 2012	2013 and after
Long-term debt	$45,401	$859	$44,392	$150	$—
Operating leases	7,317	2,567	3,866	822	62
Contractual obligations	5,999	462	1,543	1,258	2,736
Minimum pension liabilities	2,738	—	1,000	1,738	—

Total	$61,455	$3,888	$50,801	$3,968	$2,798

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas. The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in 32 aircraft ultimately sold to the United States government. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages is not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. On February 27, 2006, the United States District Court granted the Company’s motion and dismissed the lawsuit with respect to the Company, but granted leave of court to the plaintiffs to amend the complaint to reassert their claims. On March 14, 2006, the plaintiffs filed a second amended complaint. On April 24, 2006, the Company filed a motion to dismiss the second amended complaint, which is currently pending before the court. The Company intends to defend itself vigorously against the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

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

DAS and other companies and government entities have entered into an amended consent decree (the “Consent Decree”) with the California Department of Toxic Substances Control (“DTSC”), which has been entered in the United States District Court for the Central District of California, relating to the alleged release of hazardous waste at a landfill in West Covina, California. The Consent Decree resolves the liability of the DAS and the other settling defendants for certain past response costs, future interim response costs and future DTSC oversight costs in connection with the landfill. The Consent Decree provides for the performance of certain operation, maintenance and monitoring activities at the landfill by DAS and the other settling defendants until the later of March 15, 2008 or two years after essential activities commence at the landfill. The Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $443,000 and $3.0 million. The Company’s accrued liabilities at March 31, 2007 included the minimum amount of the range of approximately $443,000.

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

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue from products sold under long-term contracts is recognized by the Company on the same basis as other sale transactions. The Company also recognizes revenue on the sale of services (including prototype products) based on the type of contract: time and materials, cost-plus reimbursement and firm-fixed price. Revenue is recognized (i) on time and materials contracts as time is spent at hourly rates, which are negotiated with customers, plus the cost of any allowable materials and out-of-pocket expenses, (ii) on cost plus reimbursement contracts based on direct and indirect costs incurred plus a negotiated profit calculated as a percentage of cost, a fixed amount or a performance-based award fee, and (iii) on fixed-price contracts on the percentage-of-completion method measured by the percentage of costs incurred to estimated total costs.

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company will need to adopt SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its results of operations and financial position.

In February 2007, FASB issued FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company will need to adopt SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its results of operations and financial position.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), that such disclosure controls and procedures were effective as of the end of the period covered by this report. No change in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 1 of the Company’s Form 10-K for the year ended December 31, 2006 for a discussion of the lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc.

Item 1A.	Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2006 for a discussion of risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Issuer Purchases of Equity Securities For the Three Months Ended March 31, 2007

Period	Total Number of Shares (or Units) Purchase (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Period beginning January 1, 2007 and ending January 27, 2007	14,423	$22.88	0	$4,704,000
Period beginning January 28, 2007 and ending February 24, 2007	0	$0.00	0	$4,704,000
Period beginning February 25, 2007 and ending March 31, 2007	8,675	$25.56	0	$4,704,000

Total	23,098	$23.89	0	$4,704,000

(1)	The shares of common stock repurchased represent previously issued shares used by employees to pay the exercise price in connection with the exercise of stock options.
(2)

The Company did not repurchase any of its common stock during the first quarter of 2007 and the year ended 2006, in the open market. At March 31, 2007, 4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

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

Date: April 30, 2007