Form 10-Q
period 2007-06-30
DUCOMMUN INC /DE/
filed 2007-07-30
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2007, there were outstanding 10,379,698 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited) June 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$559	$378
Accounts receivable	45,504	42,658
Unbilled receivables	3,883	3,482
Inventories	74,877	64,587
Deferred income taxes	6,099	6,116
Other current assets	4,889	5,521

Total Current Assets	135,811	122,742
Property and Equipment, Net	54,030	52,987
Goodwill, Net	106,632	106,628
Other Assets	13,431	14,676

	$309,904	$297,033

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$1,851	$1,196
Accounts payable	22,040	32,948
Accrued liabilities	32,207	33,243

Total Current Liabilities	56,098	67,387
Long-Term Debt, Less Current Portion	39,918	29,240
Deferred Income Taxes	5,477	6,670
Other Long-Term Liabilities	9,900	6,711

Total Liabilities	111,393	110,008

Commitments and Contingencies
Shareholders’ Equity:
Common stock	104	103
Additional paid-in capital	49,107	46,320
Retained earnings	150,941	142,760
Accumulated other comprehensive loss	(1,641)	(2,158)

Total Shareholders’ Equity	198,511	187,025

	$309,904	$297,033

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For The Three Months Ended
	June 30, 2007	July 1, 2006
Net Sales	$91,104	$77,480

Operating Costs and Expenses:
Cost of goods sold	71,310	62,255
Selling, general and administrative expenses	12,134	9,599

Total Operating Costs and Expenses	83,444	71,854

Operating Income	7,660	5,626
Interest Expense, Net	(765)	(649)

Income Before Taxes	6,895	4,977
Income Tax Expense, Net	(2,324)	(1,809)

Net Income	$4,571	$3,168

Earnings Per Share:
Basic earnings per share	$.44	$.31
Diluted earnings per share	$.44	$.31
Weighted Average Number of Common Shares Outstanding:
Basic	10,361	10,222
Diluted	10,474	10,312

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For The Six Months Ended
	June 30, 2007	July 1, 2006
Net Sales	$179,156	$149,638

Operating Costs and Expenses:
Cost of goods sold	140,885	119,896
Selling, general and administrative expenses	24,360	19,235

Total Operating Costs and Expenses	165,245	139,131

Operating Income	13,911	10,507
Interest Expense, Net	(1,417)	(1,164)

Income Before Taxes	12,494	9,343
Income Tax Expense, Net	(4,123)	(3,413)

Net Income	$8,371	$5,930

Earnings Per Share:
Basic earnings per share	$.81	$.58
Diluted earnings per share	$.80	$.58
Weighted Average Number of Common Shares Outstanding:
Basic	10,331	10,178
Diluted	10,436	10,266

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Six Months Ended
	June 30, 2007	July 1, 2006
Cash Flows from Operating Activities:
Net Income	$8,371	$5,930
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation	3,987	4,054
Amortization of other intangible assets	1,143	633
Amortization of discounted notes payable	36	—
Deferred income tax provision/(benefit)	650	(460)
Income tax benefit from stock-based compensation, net	116	314
Stock-based compensation expense	1,024	782
Expense/(Recovery) of doubtful accounts	104	(19)
Gain on sale of assets	(1)	(27)
Net recovery of warranty reserves	—	(14)
Net (reduction of)/provision for contract cost overruns	(544)	198
Changes in Assets and Liabilities Net of Effects from Acquisitions:
Accounts receivable—(increase)	(2,950)	(2,584)
Unbilled receivables—(increase)	(401)	(2,732)
Inventories—(increase)	(10,290)	(6,484)
Other assets—decrease/(increase)	730	(156)
Accounts payable—(decrease)/increase	(10,908)	2,376
Accrued and other liabilities—increase/(decrease)	1,198	(3,980)

Net Cash Used in Operating Activities	(7,735)	(2,169)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(5,029)	(4,680)
Proceeds from Sale of Assets	—	166
Acquisition of Businesses, Net of Cash Acquired	—	(49,691)

Net Cash Used in Investing Activities	(5,029)	(54,205)

Cash Flows from Financing Activities:
Net Borrowings of Long-Term Debt	11,297	38,000
Net Cash Effect of Exercise Related to Stock Options	1,151	1,497
Excess Tax Benefit from Stock-Based Compensation	497	178

Net Cash Provided by Financing Activities	12,945	39,675

Net Increase/(Decrease) in Cash and Cash Equivalents	181	(16,699)
Cash and Cash Equivalents at Beginning of Period	378	19,221

Cash and Cash Equivalents at End of Period	$559	$2,522

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of June 30, 2007, the consolidated statements of income are unaudited for the three months and six months ended June 30, 2007 and July 1, 2006 and the consolidated statements of cash flows are unaudited for the six months ended June 30, 2007 and July 1, 2006. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2006. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Basic weighted average shares outstanding	10,361,000	10,222,000	10,331,000	10,178,000
Dilutive potential common shares	113,000	90,000	105,000	88,000

Diluted weighted average shares outstanding	10,474,000	10,312,000	10,436,000	10,266,000

The numerator used to compute diluted earnings per share is as follows:

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net earnings (total numerator)	$4,571,000	$3,168,000	$8,371,000	$5,930,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Stock options	461,000	490,000	461,000	490,000
Performance stock units	32,500	—	32,500	—
Restricted stock units	70,000	—	70,000	—

Comprehensive Income

Certain items such as unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is included in other comprehensive income and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a minimum pension liability adjustment of $1,641,000, net of tax, at June 30, 2007 and $2,158,000, net of tax, at December 31, 2006.

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

Note 3. Inventories

Inventories consist of the following:

	(In thousands)
	June 30, 2007	December 31, 2006
Raw materials and supplies	$24,662	$23,715
Work in process	58,890	50,752
Finished goods	2,206	1,704

	85,758	76,171
Less progress payments	10,881	11,584

Total	$74,877	$64,587

Note 4. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	June 30, 2007	December 31, 2006
Bank credit agreement	$35,300	$23,500
Notes and other obligations for acquisitions	6,468	6,936

Total debt	41,768	30,436
Less current portion	1,851	1,196

Total long-term debt	$39,917	$29,240

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (8.25% at June 30, 2007) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (5.34% for a six month term at June 30, 2007) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At June 30, 2007, the Company had $38,157,000 of unused lines of credit, after deducting $1,543,000 for outstanding standby letters of credit. The Company was in compliance with all covenants at June 30, 2007.

Note 5. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At June 30, 2007 and July 1, 2006, no preferred shares were issued or outstanding.

At June 30, 2007, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company did not repurchase any of its common stock during the six months ended June 30, 2007 and July 1, 2006, in the open market.

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

Effective January 1, 2007, performance stock units were awarded to certain of the Company’s officers. The total compensation expense (before tax benefits) to be recognized over the three-year service period of the performance stock units is currently estimated to be approximately $677,000. A total of 32,500 performance stock units were outstanding at June 30, 2007.

On May 2, 2007, restricted stock units were awarded to certain of the Company’s officers. The total compensation expense (before tax benefits) to be recognized over the five-year service period of the restricted stock units is currently estimated to be approximately $2,005,000. A total of 70,000 restrictive stock units were outstanding at June 30, 2007.

Option activity during the three months ended June 30, 2007 and July 1, 2006 was as follows:

	June 30, 2007		July 1, 2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31	820,225	$18.18	845,213	$16.81
Options granted	187,000	26.08	218,000	20.07
Options exercised	(153,350)	16.71	(156,238)	14.50
Options forfeited	(21,000)	17.85	(21,000)	18.19

Outstanding at June 30	832,875	$20.24	885,975	$17.99

Exercisable at June 30	316,575	$18.45	306,000	$17.10

Available for grant at June 30	369,300		33,800

As of June 30, 2007, total unrecognized compensation cost (before tax benefits) related to stock options of $3,587,000 is expected to be recognized over a weighted-average period of 2.8 years.

Cash received from option exercises for the six months ended June 30, 2007 and July 1, 2006 was $1,151,000 and $1,497,000, respectively. The tax benefit realized for the tax deductions from option exercises of the share-based payment awards totaled $613,000 and $492,000 for the six months ended June 30, 2007 and July 1, 2006, respectively.

Nonvested stock options at December 31, 2006 and December 31, 2005 and changes through the six months ended June 30, 2007 and July 1, 2006 were as follows:

	June 30, 2007		July 1, 2006
	Number of shares	Weighted -Average Grant Date Fair Value Per Share	Number of shares	Weighted -Average Grant Date Fair Value Per Share
Nonvested at Beginning of Period	495,725	$8.39	493,588	$8.10
Granted	187,000	14.14	218,000	8.71
Vested	(146,175)	8.33	(111,863)	8.02
Forfeited	(20,250)	8.11	(19,750)	8.07

Nonvested at End of Period	516,300	$10.50	579,975	$8.33

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Exercisable Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(in years)		(in thousands)		(in years)		(in thousands)
$10.020—$11.999	12,625	2.49	$10.328	$194,000	12,625	2.49	$10.328	$194,000
$12.000—$17.999	233,250	3.90	16.183	2,227,000	111,000	3.64	15.813	1,101,000
$18.000—$28.100	587,000	5.43	22.059	2,219,000	192,950	4.18	20.502	1,009,000

Total	832,875	4.96	$20.236	$4,640,000	316,575	3.92	$18.452	$2,304,000

The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock price on the last trading day of the quarter (June 29, 2007) and the exercise prices of outstanding stock options, multiplied by the number of in-the-money stock options as of the same date. This represents the total amount, before tax withholdings, that would have been received by stock option holders if they had all exercised the stock options on June 30, 2007. The aggregate intrinsic value of stock options exercised for the three months ended June 30, 2007 and July 1, 2006 was $962,000 and $375,000, respectively; and for the six months ended June 30, 2007 and July 1, 2006 was $1,532,000 and $1,218,000, respectively. Total fair value of options expensed was $448,000 and $412,000, before tax benefits, for the three months ended June 30, 2007 and July 1, 2006, respectively. Total fair value of options expensed was $846,000 and $782,000, before tax benefits, for the six months ended June 30, 2007 and July 1, 2006, respectively.

Note 7. Employee Benefit Plans

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$137	$170	$274	$340
Interest cost	188	174	376	348
Expected return on plan assets	(225)	(211)	(451)	(422)
Amortization of actuarial loss	34	51	68	102

Net periodic post retirement benefit cost	$134	$184	$267	$368

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

Note 9. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which became effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a transition adjustment reducing beginning retained earnings by approximately $190,000; (all of which is interest on unrecognized tax positions). The interest charge will be recorded as a component of tax expense. Federal and various state tax returns for all years after 2001 are subject to examination.

As of January 1, 2007, the Company’s total amount of unrecognized tax benefits was $2,561,000. Of this amount, $2,468,000, if recognized, would affect the annual income tax rate. As of the date of adoption, the Company had accrued interest of $316,000 relating to unrecognized tax benefits.

During the remainder of 2007, $480,000 of unrecognized tax benefit is subject to recognition due to the expiration of various statues of limitation.

Note 10. Contingencies

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas. The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in 32 aircraft ultimately sold to the United States government. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. On June 5, 2007, the United States District Court denied the Company’s motion to dismiss the lawsuit. The Company intends to defend itself vigorously against the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

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

DAS and other companies and government entities have entered into an amended consent decree (the “Consent Decree”) with the California Department of Toxic Substances Control (“DTSC”),

which has been entered in the United States District Court for the Central District of California, relating to the alleged release of hazardous waste at a landfill in West Covina, California. The Consent Decree resolves the liability of DAS and the other settling defendants for certain past response costs, future interim response costs and future DTSC oversight costs in connection with the landfill. The Consent Decree provides for the performance of certain operation, maintenance and monitoring activities at the landfill by DAS and the other settling defendants until the later of March 15, 2008 or two years after essential activities commence at the landfill. The Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $443,000 and $3.0 million. The Company’s accrued liabilities at June 30, 2007 included the minimum amount of the range of approximately $443,000.

The Orange County Water District (“OCWD”) has filed a lawsuit against American Electronics, Inc. (“AEI”), a subsidiary of the Company, and other companies, to recover damages, relating to contamination of groundwater within the District. AEI and the OCWD have entered into a settlement agreement which resolved the lawsuit.

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

Financial information by reporting segment is set forth below:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net Sales:
Ducommun AeroStructures	$52,843	$47,444	$105,090	$93,042
Ducommun Technologies	38,261	30,036	74,066	56,596

Total Net Sales	$91,104	$77,480	$179,156	$149,638

Segment Operating Income
Ducommun AeroStructures	$6,802	$6,538	$13,284	$12,074
Ducommun Technologies	3,676	880	5,749	1,819

	10,478	7,418	19,033	13,893
Corporate General and Administrative Expenses	(2,818)	(1,792)	(5,122)	(3,386)

Total Operating Income	$7,660	$5,626	$13,911	$10,507

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	June 30, 2007	December 31, 2006
Total Assets:
Ducommun AeroStructures	$160,959	$152,466
Ducommun Technologies	137,113	133,171
Corporate Administration	11,832	11,396

Total Assets	$309,904	$297,033

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ducommun designs, engineers and manufactures aerostructure and electromechanical components and subassemblies, and provides engineering, technical and program management services principally for the aerospace industry. These components, assemblies and services are provided principally for domestic and foreign commercial and military aircraft as well as space programs.

Domestic commercial aircraft programs include the Boeing 737NG, 747, 767, 777 and 787 and the Eclipse business jet. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military production programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16 aircraft, and various aircraft and shipboard electronics upgrade programs. Commercial and military helicopter programs include helicopters manufactured by Boeing (principally the Apache helicopter), Sikorsky, Bell, Augusta and Carson. The Company continues to support various unmanned launch vehicle and satellite programs, but the Company’s contract for the Space Shuttle external fuel tank was terminated in January 2006.

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

Sales, diluted earnings per share, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, and the effective tax rate in the second quarter and the first six months of 2007 and 2006, respectively, were as follows:

	Second Quarter		Six Months
	2007	2006	2007	2006
Sales (in $000’s)	$91,104	$77,480	$179,156	$149,638
Diluted Earnings Per Share	$0.44	$0.31	$0.80	$0.58
Gross Profit % of Sales	21.7%	19.7%	21.4%	19.9%
SG&A Expense % of Sales	13.3%	12.4%	13.6%	12.9%
Effective Tax Rate	33.7%	36.3%	33.0%	36.5%

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs. The Company’s mix of military, commercial and space business in the second quarter and the first six months of 2007 and 2006, respectively, were approximately as follows:

	Second Quarter		Six Months
	2007	2006	2007	2006
Military	61%	67%	61%	67%
Commercial	37%	32%	37%	32%
Space	2%	1%	2%	1%

Total	100%	100%	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache helicopter programs. Sales to these programs, as a percentage of total sales, for the second quarter and the first six months of 2007 and 2006, respectively, were approximately as follows:

	Second Quarter		Six Months
	2007	2006	2007	2006
Boeing Commercial Aircraft	19%	13%	18%	14%
Boeing C-17 Aircraft	9%	11%	9%	10%
Boeing Apache Helicopter	14%	19%	14%	20%
All Others	58%	57%	59%	56%

Total	100%	100%	100%	100%

Net income for the second quarter and the first six months of 2007 was higher than the second quarter and the first six months of 2006. The reasons for the increase in net income in 2007 include (1) a favorable change in sales mix, (2) an improvement in operating performance at both DAS and DTI, and (3) a lower effective tax rate in 2007 compared to 2006.

Results of Operations

Second Quarter of 2007 Compared to Second Quarter of 2006

Net sales in the second quarter of 2007 were $91,104,000, compared to net sales of $77,480,000 for 2006. Net sales in the second quarter of 2007 increased 18% from the same period last year primarily due to a strong increase in commercial sales and the acquisitions of WiseWave and CMP. The Company’s mix of business in the second quarter of 2007 was approximately 61% military, 37% commercial, and 2% space, compared to 67% military, 32% commercial, and 1% space in the second quarter of 2006.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the second quarter of 2007 and 2006, sales to these customers were as follows:

	(In thousands)
	Second Quarter Ended
	June 30, 2007	July 1, 2006
Boeing	$32,652	$31,297
United States Government	7,610	6,444
Raytheon	7,097	6,152

Total	$47,359	$43,893

At June 30, 2007, trade receivables from Boeing, the United States government and Raytheon were $4,070,000, $3,975,000 and $4,540,000, respectively. The sales and receivables relating to these customers are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. Engineering, technical and program management services are provided principally for United States defense and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $56,005,000, or 61% of total sales in the second quarter of 2007, compared to $52,180,000, or 67% of total sales in the second quarter of 2006. The increase in military sales in the second quarter of 2007 resulted principally from an increase in military sales from the acquisition of CMP, an increase in sales to the F-18 program and an increase in government engineering and technical services sales, partially offset by a reduction in sales to the Apache helicopter and C-17 programs. The Apache helicopter program accounted for approximately $12,851,000 in sales in the second quarter of 2007, compared to $14,450,000 in sales in second quarter of 2006. The C-17 program accounted for approximately $8,112,000 in sales in the second quarter of 2007, compared to $8,661,000 in sales in the second quarter of 2006.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $33,363,000, or 37% of total sales in the second quarter of 2007, compared to $24,578,000, or 32% of total sales in the second quarter of 2006. The increase in commercial sales in the second quarter of 2007 resulted principally from an increase in sales to the Boeing 737NG and Boeing 777 programs, an increase in commercial aftermarket sales and sales from the acquisition of CMP. The Boeing 737NG program accounted for approximately $10,721,000 in sales in the second quarter of 2007, compared to $6,701,000 in sales in the second quarter of 2006. The Boeing 777 program accounted for approximately $3,093,000 in sales in the second quarter of 2007, compared to $1,706,000 in sales in the second quarter of 2006.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $1,736,000, or 2% of total sales in the second quarter of 2007, compared to $722,000, or 1% of total sales in the second quarter of 2006.

Gross profit, as a percent of sales, increased to 21.7% in the second quarter of 2007 from 19.7% in the second quarter of 2006. The gross profit margin increase was primarily attributable to improvement in operating performance at both DAS and DTI and a change in sales mix.

Selling, general and administrative (“SG&A”) expenses increased to $12,134,000, or 13.3% of sales in the second quarter of 2007, compared to $9,599,000, or 12.4% of sales in the second quarter of 2006. The increase in SG&A expense was primarily due to higher bonus accruals in 2007 and expenses of the WiseWave and CMP businesses, which were acquired in the second and third quarters of 2006, respectively.

Interest expense was $765,000 in the second quarter of 2007, compared to interest expense of $649,000 in the second quarter of 2006, resulting from the use of cash and increase debt in the second quarter of 2007, compared to the second quarter of 2006.

Income tax expense increased to $2,324,000 in the second quarter of 2007, compared to $1,809,000 in second quarter of 2006. The increase in income tax expense was due to the increase in income before taxes, partially offset by a lower effective income tax rate. The Company’s effective tax rate for the second quarter of 2007 was 33.7%, compared to 36.3% in the second quarter of 2006, because of the applicability of the R&D tax credit in the second quarter of 2007.

Net income for the second quarter of 2007 was $4,571,000, or $0.44 diluted earnings per share, compared to $3,168,000, or $0.31 diluted earnings per share, in the second quarter of 2006.

Six Months 2007 Compared to Six Months 2006

Net sales in the first six months of 2007 were $179,156,000, compared to net sales of $149,638,000 for the first six months of 2006. Net sales in the first six months of 2007 increased 20% from the same period last year primarily due to a strong increase in commercial sales. The Company’s mix of business in the first six months of 2007 was approximately 61% military, 37% commercial, and 2% space, compared to 67% military, 32% commercial, and 1% space in the first six months of 2006.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the first six months of 2007 and 2006, sales to these customers were as follows:

	(In thousands)
	Six Months Ended
	June 30, 2007	July 1, 2006
Boeing	$61,813	$61,963
United States Government	15,619	12,411
Raytheon	14,092	12,186

Total	$91,524	$86,560

At June 30, 2007, trade receivables from Boeing, the United States government and Raytheon were $4,070,000, $3,975,000 and $4,540,000, respectively. The sales and receivables relating to these customers are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. Engineering, technical and program management services are provided principally for United States defense and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $108,265,000, or 61% of total sales in the first six months of 2007, compared to $100,359,000, or 67% of total sales in the first six months of 2006. The increase in military sales in the first six months of 2007 resulted principally from an increase in military sales from the acquisition of CMP, an increase in sales to the C-17 programs, an increase in sales to the F-18 program and an increase in government engineering and technical services sales, partially offset by a decrease in sales to the Apache helicopter program. The Apache helicopter program accounted for approximately $24,858,000 in sales in the first six months of 2007, compared to $29,541,000 in sales in the first six months of 2006. The C-17 program accounted for approximately $16,298,000 in sales in the first six months of 2007, compared to $15,027,000 in sales in the first six months of 2006.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $66,566,000, or 37% of total sales in the first six months of 2007, compared to $47,660,000, or 32% of total sales in the first six months of 2006. The increase in commercial sales in the first six months of 2007 resulted principally from an increase in sales to the Boeing 737NG and Boeing 777 programs, an increase in commercial after market sales and sales from the acquisition of CMP. The Boeing 737NG program accounted for approximately $19,131,000 in sales in the first six months of 2007, compared to $13,886,000 in sales in the first six months of 2006. The Boeing 777 program accounted for approximately $6,152,000 in sales in the first six months of 2007, compared to $3,396,000 in sales in the first six months of 2006.

In the space sector, the Company produced components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $4,325,000, or 2% of total sales in the first six months of 2007, compared to $1,619,000, or 1% of total sales in the first six months of 2006.

As of June 30, 2007, backlog believed to be firm was approximately $371,000,000, compared to $320,580,000 at December 31, 2006. Approximately $139,000,000 of total backlog is expected to be delivered during the remainder of 2007. The backlog at June 30, 2007 included the following programs:

Backlog
(In thousands)
Apache Helicopter	$76,720
737NG	64,576
F-18	27,892
Eclipse 500	21,343
Chinook Helicopter	18,437
C-17	13,153

$222,121

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

Gross profit, as a percent of sales, increased to 21.4% in the first six months of 2007 from 19.9% in the first six months of 2006. The gross profit margin increase was primarily attributable to improvement in operating performance at both DAS and DTI and a change in sales mix.

Selling, general and administrative (“SG&A”) expenses increased to $24,360,000, or 13.6% of sales in the first six months of 2007, compared to $19,235,000, or 12.9% of sales in the first six months of 2006. The increase in SG&A expense was primarily due to higher bonus accruals in 2007 and expenses of the WiseWave and CMP businesses, which were acquired in the second and third quarters of 2006, respectively.

Interest expense was $1,417,000 in the first six months of 2007, compared to interest expense of $1,164,000 in the first six months of 2006, resulting from the use of cash and increase debt in the first six months of 2007, compared to the first six months of 2006.

Income tax expense increased to $4,123,000 in the first six months of 2007, compared to $3,413,000 in the first six months of 2006. The increase in income tax expense was due to the increase in income before taxes, partially offset by a lower effective income tax rate. The Company’s effective tax rate for the first six months of 2007 was 33.0%, compared to 36.5% in the first six months of 2006, because of the applicability of the R&D tax credit in the first six months of 2007.

Net income for the first six months of 2007 was $8,371,000, or $0.80 diluted earnings per share, compared to $5,930,000, or $0.58 diluted earnings per share, in the first six months of 2006.

Financial Condition

Cash Flow Summary

Net cash used in operating activities for the first six months of 2007 and 2006 was $7,735,000 and $2,169,000, respectively. Net cash used in operating activities for the first six months of 2007 included an increase in inventory of $10,290,000 primarily related to work-in-process inventory for production jobs scheduled to be shipped in 2007, and an increase in accounts and unbilled receivables of $3,351,000 primarily related to higher sales and the timing of shipments and billings to customers. Net cash used in operating activities for the first six months of 2007 also included a decrease in accounts payable of $10,908,000 due to timing of payments of vendor invoices.

Net cash used in investing activities for the first six months of 2007 consisted primarily of capital expenditures of $5,029,000.

Net cash provided by financing activities in the first six months of 2007 of $12,945,000 included approximately $11,297,000 of net borrowings related to working capital increases and $1,151,000 of net cash received from the exercise of stock options.

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

Liquidity and Capital Resources

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (8.25% at June 30, 2007) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (5.34% for a six month term at June 30, 2007) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At June 30, 2007, the Company had $38,157,000 of unused lines of credit, after deducting $1,543,000 for outstanding standby letters of credit. The Company had outstanding loans of $35,300,000 and was in compliance with all covenants at June 30, 2007.

The Company expects to spend no more than $14,000,000 for capital expenditures in 2007. The increase in capital expenditures in 2007 from 2006 is principally to support new contract awards at DAS and DTI and offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft programs.

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

As of June 30, 2007, the Company expects to make the following payments on its contractual obligations (in thousands):

		Payments due by period
Contractual Obligations	Total	Remainder of 2007	2008- 2010	2011- 2012	2013 and after
Long-term debt	$41,768	$743	$40,882	$143	$—
Operating leases	5,808	1,587	3,337	822	62
Contractual obligations	5,999	462	1,543	1,258	2,736
Minimum pension liabilities	2,738	—	1,000	1,738	—

Total	$56,313	$2,792	$46,762	$3,961	$2,798

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas. The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in 32 aircraft ultimately sold to the United States government. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages is not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. On June 5, 2007, the United States District Court denied the Company’s motion to dismiss the lawsuit. The Company intends to defend itself vigorously against the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

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

DAS and other companies and government entities have entered into an amended consent decree (the “Consent Decree”) with the California Department of Toxic Substances Control (“DTSC”),

which has been entered in the United States District Court for the Central District of California, relating to the alleged release of hazardous waste at a landfill in West Covina, California. The Consent Decree resolves the liability of DAS and the other settling defendants for certain past response costs, future interim response costs and future DTSC oversight costs in connection with the landfill. The Consent Decree provides for the performance of certain operation, maintenance and monitoring activities at the landfill by DAS and the other settling defendants until the later of March 15, 2008 or two years after essential activities commence at the landfill. The Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $443,000 and $3.0 million. The Company’s accrued liabilities at June 30, 2007 included the minimum amount of the range of approximately $443,000.

The Orange County Water District (“OCWD”) has filed a lawsuit against American Electronics, Inc. (“AEI”), a subsidiary of the Company, and other companies, to recover damages, relating to contamination of groundwater within the District. AEI and the OCWD have entered into a settlement agreement which resolved the lawsuit.

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

See Item 1 of the Company’s Form 10-K for the year ended December 31, 2006 for a discussion of the lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc. On June 5, 2007, the United States District Court denied the Company’s motion to dismiss the lawsuit.

Item 1A.	Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2006 for a discussion of risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Issuer Purchases of Equity Securities For the Three Months Ended June 30, 2007

Period	Total Number of Shares (or Units) Purchase (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Period beginning April 1, 2007 and ending April 28, 2007	17,785	$30.60	0	$4,704,000
Period beginning April 29, 2007 and ending May 26, 2007	0	$0.00	0	$4,704,000
Period beginning May 27, 2007 and ending June 30, 2007	0	$0.00	0	$4,704,000

Total	17,785	$30.60	0	$4,704,000

(1)	The shares of common stock repurchased represent previously issued shares used by employees to pay the exercise price in connection with the exercise of stock options.
(2)

The Company did not repurchase any of its common stock during the second quarter of 2007 or the year ended December 31, 2006 in the open market. At June 30, 2007, 4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders of the Company was held on May 2, 2007. At the meeting, the shareholders approved the election of H. Frederick Christie, Robert C. Ducommun and Eric K. Shinseki as directors to serve for three-year terms ending in 2010, the 2007 Stock Incentive Plan, and the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2007. The shareholder vote on these matters was as follows:

	For	Withheld
Election of H. Frederick Christie as director for a three-year term expiring in 2010	9,479,563	280,365
Election of Robert C. Ducommun as director for a three-year term expiring in 2010	9,524,841	235,087
Election of Eric K. Shinseki as director for a three-year term expiring in 2010	9,667,353	92,575

	For	Against	Abstain
Approval of the 2007 Stock Incentive Plan	6,659,179	1,708,206	10,782

	For	Against	Abstain
Ratification of Selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2007	9,576,060	180,385	3,482

The directors whose term of office continued after the 2007 Annual Meeting of Shareholders were Joseph C. Berenato, Eugene P. Conese, Jr., Ralph D. Crosby, Jr., Thomas P. Mullaney and Robert D. Paulson.

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

Date: July 30, 2007