Form 10-Q
period 2007-09-29
DUCOMMUN INC /DE/
filed 2007-10-29
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 29, 2007, there were outstanding 10,474,522 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) September 29, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$387	$378
Accounts receivable	46,273	42,658
Unbilled receivables	4,170	3,482
Inventories	75,277	64,587
Deferred income taxes	5,967	6,116
Other current assets	6,269	5,521

Total Current Assets	138,343	122,742
Property and Equipment, Net	55,475	52,987
Goodwill, Net	106,632	106,628
Other Assets	12,797	14,676

	$313,247	$297,033

Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt	$1,855	$1,196
Accounts payable	20,885	32,948
Accrued liabilities	35,482	33,243

Total Current Liabilities	58,222	67,387
Long-Term Debt, Less Current Portion	32,480	29,240
Deferred Income Taxes	5,705	6,670
Other Long-Term Liabilities	9,892	6,711

Total Liabilities	106,299	110,008

Commitments and Contingencies
Shareholders' Equity:
Common stock	105	103
Additional paid-in capital	51,711	46,320
Retained earnings	156,773	142,760
Accumulated other comprehensive loss	(1,641)	(2,158)

Total Shareholders' Equity	206,948	187,025

	$313,247	$297,033

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For The Three Months Ended
	September 29, 2007	September 30, 2006
Net Sales	$94,665	$81,557

Operating Costs and Expenses:
Cost of goods sold	74,135	64,612
Selling, general and administrative expenses	11,831	10,374

Total Operating Costs and Expenses	85,966	74,986

Operating Income	8,699	6,571
Interest Expense, Net	(628)	(704)

Income Before Taxes	8,071	5,867
Income Tax Expense, Net	(2,239)	(1,768)

Net Income	$5,832	$4,099

Earnings Per Share:
Basic earnings per share	$.56	$.40
Diluted earnings per share	$.55	$.40
Weighted Average Number of Common Shares Outstanding:
Basic	10,409	10,231
Diluted	10,560	10,292

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For The Nine Months Ended
	September 29, 2007	September 30, 2006
Net Sales	$273,821	$231,195

Operating Costs and Expenses:
Cost of goods sold	215,020	184,508
Selling, general and administrative expenses	36,191	29,609

Total Operating Costs and Expenses	251,211	214,117

Operating Income	22,610	17,078
Interest Expense, Net	(2,045)	(1,868)

Income Before Taxes	20,565	15,210
Income Tax Expense, Net	(6,362)	(5,181)

Net Income	$14,203	$10,029

Earnings Per Share:
Basic earnings per share	$1.37	$.98
Diluted earnings per share	$1.36	$.97
Weighted Average Number of Common Shares Outstanding:
Basic	10,357	10,195
Diluted	10,440	10,287

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Nine Months Ended
	September 29, 2007	September 30, 2006
Cash Flows from Operating Activities:
Net Income	$14,203	$10,029
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation	5,950	6,131
Amortization of other intangible assets	1,606	999
Amortization of discounted notes payable	52	—
Deferred income tax provision/(benefit)	1,009	(941)
Income tax benefit from stock-based compensation, net	257	319
Stock-based compensation expense	1,521	1,067
Expense/(Recovery) of doubtful accounts	634	(15)
Loss/(Gain) on sale of assets	2	(36)
Net recovery of warranty reserves	—	(23)
Net reduction of contract cost overruns	(176)	(257)
Changes in Assets and Liabilities Net of Effects from Acquisitions:
Accounts receivable - (increase)	(4,249)	(856)
Unbilled receivables - (increase)	(688)	(2,052)
Inventories - (increase)	(10,690)	(10,784)
Other assets - (increase)	(479)	(130)
Accounts payable - (decrease)/increase	(12,063)	7,781
Accrued and other liabilities - increase/(decrease)	4,098	(408)

Net Cash Provided by Operating Activities	987	10,824

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(8,440)	(6,851)
Proceeds from Sale of Assets	—	179
Acquisition of Businesses, Net of Cash Acquired	—	(60,495)

Net Cash Used in Investing Activities	(8,440)	(67,167)

Cash Flows from Financing Activities:
Net Borrowings of Long-Term Debt	3,847	38,000
Net Cash Effect of Exercise Related to Stock Options	2,843	1,558
Excess Tax Benefit from Stock-Based Compensation	772	182

Net Cash Provided by Financing Activities	7,462	39,740

Net Increase/(Decrease) in Cash and Cash Equivalents	9	(16,603)
Cash and Cash Equivalents at Beginning of Period	378	19,221

Cash and Cash Equivalents at End of Period	$387	$2,618

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of September 29, 2007, the consolidated statements of income are unaudited for the three months and nine months ended September 29, 2007 and September 30, 2006 and the consolidated statements of cash flows are unaudited for the nine months ended September 29, 2007 and September 30, 2006. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2006. The results of operations for the three months and nine months ended September 29, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Basic weighted average shares outstanding	10,409,000	10,231,000	10,357,000	10,195,000
Dilutive potential common shares	151,000	61,000	83,000	92,000

Diluted weighted average shares outstanding	10,560,000	10,292,000	10,440,000	10,287,000

The numerator used to compute diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net earnings (total numerator)	$5,832,000	$4,099,000	$14,203,000	$10,029,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Stock options	252,000	632,000	440,000	523,000
Performance stock units	32,500	—	32,500	—
Restricted stock units	70,000	—	70,000	—

Comprehensive Income

Certain items such as unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is included in other comprehensive income and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a minimum pension liability adjustment of $1,641,000, net of tax, at September 29, 2007 and $2,158,000, net of tax, at December 31, 2006.

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Board has agreed to consider delaying the original effective date of fiscal years beginning after November 15, 2007. Since the delay is not assured, the Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its results of operations and financial position as of January 1, 2008.

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

On May 10, 2006, the Company acquired WiseWave for $6,827,000 (net of cash, including assumed indebtedness and excluding acquisition costs). The acquisition was funded from notes to the sellers, and borrowings of approximately $5,100,000 under the Credit Agreement.

On September 1, 2006, the Company acquired CMP for $13,804,000 (net of cash acquired and excluding acquisition costs). The acquisition was funded from notes to the sellers, and borrowings of approximately $10,800,000 under the Credit Agreement.

Note 3. Inventories

Inventories consist of the following:

	(In thousands)
	September 29, 2007	December 31, 2006
Raw materials and supplies	$22,949	$23,715
Work in process	63,068	50,752
Finished goods	1,077	1,704

	87,094	76,171
Less progress payments	11,817	11,584

Total	$75,277	$64,587

Note 4. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	September 29, 2007	December 31, 2006
Bank credit agreement	$28,600	$23,500
Notes and other obligations for acquisitions	5,735	6,936

Total debt	34,335	30,436
Less current portion	1,855	1,196

Total long-term debt	$32,480	$29,240

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (7.75% at September 29, 2007) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (6.32% for a six month term at September 29, 2007) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At September 29, 2007, the Company had $44,857,000 of unused lines of credit, after deducting $1,543,000 for outstanding standby letters of credit. The Company was in compliance with all covenants at September 29, 2007.

During September 2007 the Company entered into a $20,000,000 Interest Rate Swap with Bank of America, N.A. The $20,000,000 notional amount, receive-variable 1 month LIBOR (5.80% at September 29, 2007) and pay-fixed 4.88% interest rate swap effective September 13, 2007, with monthly settlement dates on the 13th day of each month. The swap expires on September 13, 2010. The Company believes that the credit risk associated with the counterparty is nominal.

Note 5. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At September 29, 2007 and September 30, 2006, no preferred shares were issued or outstanding.

At September 29, 2007, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company did not repurchase any of its common stock during the nine months ended September 29, 2007 and September 30, 2006, in the open market.

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

Effective January 1, 2007, performance stock units were awarded to certain of the Company’s officers. The total compensation expense (before tax benefits) to be recognized over the three-year service period of the performance stock units is currently estimated to be approximately $677,000. A total of 32,500 performance stock units were outstanding at September 29, 2007.

On May 2, 2007, restricted stock units were awarded to certain of the Company’s officers. The total compensation expense (before tax benefits) to be recognized over the five-year service period of the restricted stock units is currently estimated to be approximately $2,005,000. A total of 70,000 restrictive stock units were outstanding at September 29, 2007.

Option activity during the three months ended September 29, 2007 and September 30, 2006 was as follows:

	September 29, 2007		September 30, 2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31	820,225	$18.18	845,213	$16.81
Options granted	187,000	26.08	218,000	20.07
Options exercised	(250,625)	17.26	(160,988)	14.45
Options forfeited	(48,250)	17.77	(32,000)	17.44

Outstanding at September 29	708,350	$20.62	870,225	$18.04

Exercisable at September 29	268,550	$18.22	374,000	$17.03

Available for grant at September 29	369,300		43,300

As of September 29, 2007, total unrecognized compensation cost (before tax benefits) related to stock options of $3,086,000 is expected to be recognized over a weighted-average period of 2.7 years.

Cash received from option exercises for the nine months ended September 29, 2007 and September 30, 2006 was $2,854,000 and $1,558,000, respectively. The tax benefit realized for the tax deductions from option exercises of the share-based payment awards totaled $1,029,000 and $501,000 for the nine months ended September 29, 2007 and September 30, 2006, respectively.

Nonvested stock options at December 31, 2006 and December 31, 2005 and changes through the nine months ended September 29, 2007 and September 30, 2006 were as follows:

	September 29, 2007		September 30, 2006
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at Beginning of Period	495,725	$8.39	493,588	$8.10
Granted	187,000	14.14	218,000	8.71
Vested	(195,425)	8.00	(185,863)	8.00
Forfeited	(47,500)	8.28	(29,500)	8.32

Nonvested at End of Period	439,800	$10.93	496,225	$8.39

The following table summarizes information concerning outstanding and exercisable stock options at September 29, 2007:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Exercisable Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(in years)		(in thousands)		(in years)		(in thousands)
$10.020 - $11.999	12,625	2.24	$10.328	$277,000	12,625	2.24	$10.328	$277,000
$12.000 - $17.999	164,125	3.68	16.070	2,664,000	104,875	3.08	15.596	1,752,000
$18.000 - $28.100	531,600	5.29	22.274	5,330,000	151,050	3.83	20.693	1,753,000

Total	708,350	4.86	$20.623	$8,271,000	268,550	3.46	$18.215	$3,782,000

The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock price on the last trading day of the quarter (September 29, 2007) and the exercise prices of outstanding stock options, multiplied by the number of in-the-money stock options as of the same date. This represents the total amount, before tax withholdings, that would have been received by stock option holders if they had all exercised the stock options on September 29, 2007. The aggregate intrinsic value of stock options exercised for the three months ended September 29, 2007 and September 30, 2006 was $1,041,000 and $23,000, respectively; and for the nine months ended September 29, 2007 and September 30, 2006 was $2,573,000 and $1,254,000, respectively. Total fair value of options expensed was $341,000 and $285,000, before tax benefits, for the three months ended September 29, 2007 and September 30, 2006, respectively. Total fair value of options expensed was $1,187,000 and $1,067,000, before tax benefits, for the nine months ended September 29, 2007 and September 30, 2006, respectively.

Note 7. Employee Benefit Plans

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Service cost	$137	$170	$411	$510
Interest cost	188	174	564	522
Expected return on plan assets	(225)	(211)	(676)	(633)
Amortization of actuarial loss	34	51	102	153

Net periodic post retirement benefit cost	$134	$184	$401	$552

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

Note 9. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a transition adjustment reducing beginning retained earnings by approximately $190,000; all of which is interest on unrecognized tax positions. The Company records the interest charge with respect to uncertain tax positions as a component of tax expense.

As of January 1, 2007, the Company’s total amount of unrecognized tax benefits was $2,561,000. Of this amount, $2,468,000, if recognized, would affect the annual income tax rate. As of the date of adoption, the Company had accrued interest of $316,000 relating to unrecognized tax benefits.

As of September 29, 2007, the Company had recognized $284,000 of previously unrecognized tax benefit as a result of the expiration of various statutes of limitation. During the remainder of 2007, $328,000 of unrecognized tax benefit is subject to recognition due to the expiration of various statues of limitation.

The Company’s federal income tax return for 2005 and California franchise (income) tax returns for 2004 and 2005 have been selected for examination. Management does not expect the results of these examinations to have a material impact on the Company’s financial statements. Other federal and various state returns for the years after 2002 are subject to examination.

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

DAS and other companies and government entities have entered into an amended consent decree (the “Consent Decree”) with the California Department of Toxic Substances Control (“DTSC”), which has been entered in the United States District Court for the Central District of California, relating to the alleged release of hazardous waste at a landfill in West Covina, California. The Consent Decree resolves the liability of DAS and the other settling defendants for certain past response costs, future interim response costs and future DTSC oversight costs in connection with the landfill. The Consent Decree provides for the performance of certain operation, maintenance and monitoring activities at the landfill by DAS and the other settling defendants until the later of March 15, 2008 or two years after essential activities commence at the landfill. The Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $557,000 and $3.0 million. The Company’s accrued liabilities at September 29, 2007 included the minimum amount of the range of approximately $557,000.

The Orange County Water District (“OCWD”) had filed a lawsuit against American Electronics, Inc. (“AEI”), a subsidiary of the Company, and other companies, to recover damages, relating to contamination of groundwater within the District. In the third quarter of 2007 AEI and the OCWD have entered into a settlement agreement which resolved the lawsuit.

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

Note 11. Subsequent Events

In January 2006, the Company received a termination notice on the Space Shuttle program which affected virtually all of the Company’s work on the program. In October 2007, the Company reached an agreement with Lockheed Martin to settle claims related to the termination notice. This agreement is subject to NASA approval. The settlement agreement is expected to increase the Company’s fourth quarter 2007 pre-tax profit by approximately $1,000,000 and reduce inventory by approximately $1,000,000.

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

Financial information by reporting segment is set forth below:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net Sales:
Ducommun AeroStructures	$57,636	$47,665	$162,726	$140,707
Ducommun Technologies	37,029	33,892	111,095	90,488

Total Net Sales	$94,665	$81,557	$273,821	$231,195

Segment Operating Income
Ducommun AeroStructures	$8,737	$6,118	$22,021	$18,192
Ducommun Technologies	2,316	2,235	8,065	4,054

	11,053	8,353	30,086	22,246
Corporate General and Administrative Expenses	(2,354)	(1,782)	(7,476)	(5,168)

Total Operating Income	$8,699	$6,571	$22,610	$17,078

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	September 29, 2007	December 31, 2006
Total Assets:
Ducommun AeroStructures	$166,346	$152,466
Ducommun Technologies	133,966	133,171
Corporate Administration	12,935	11,396

Total Assets	$313,247	$297,033

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ducommun designs, engineers and manufactures aerostructure and electromechanical components and subassemblies, and provides engineering, technical and program management services principally for the aerospace industry. These components, assemblies and services are provided principally for domestic and foreign commercial and military aircraft as well as space programs.

Domestic commercial aircraft programs include the Boeing 737NG, 747, 767, 777 and 787 and the Eclipse very light jet. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military production programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16 aircraft, and various aircraft and shipboard electronics upgrade programs. Commercial and military helicopter programs include helicopters manufactured by Boeing (principally the Apache helicopter), Sikorsky, Bell, Augusta and Carson. The Company continues to support various unmanned launch vehicle and satellite programs, but the Company’s contract for the Space Shuttle external fuel tank was terminated in January 2006.

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

Sales, diluted earnings per share, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, and the effective tax rate in the third quarter and the first nine months of 2007 and 2006, respectively, were as follows:

	Third Quarter		Nine Months
	2007	2006	2007	2006
Sales (in $000's)	$94,665	$81,557	$273,821	$231,195
Diluted Earnings Per Share	$0.54	$0.40	$1.34	$0.97
Gross Profit % of Sales	21.7%	20.8%	21.5%	20.2%
SG&A Expense % of Sales	12.5%	12.7%	13.2%	12.8%
Effective Tax Rate	27.7%	30.1%	30.9%	34.1%

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs. The Company’s mix of military, commercial and space business in the third quarter and the first nine months of 2007 and 2006, respectively, were approximately as follows:

	Third Quarter		Nine Months
	2007	2006	2007	2006
Military	60%	66%	61%	67%
Commercial	38	31	37	31
Space	2	3	2	2

Total	100%	100%	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache helicopter programs. Sales to these programs, as a percentage of total sales, for the third quarter and the first nine months of 2007 and 2006, respectively, were approximately as follows:

	Third Quarter		Nine Months
	2007	2006	2007	2006
Boeing Commercial Aircraft	18%	14%	18%	14%
Boeing C-17 Aircraft	9	11	9	10
Boeing Apache Helicopter	15	17	14	19
All Others	58	58	59	57

Total	100%	100%	100%	100%

Net income for the third quarter and the first nine months of 2007 was higher than the third quarter and the first nine months of 2006. The reasons for the increase in net income in 2007 include (1) a favorable change in sales mix, (2) an improvement in operating performance at both DAS and DTI, and (3) a lower effective tax rate in 2007 compared to 2006.

Results of Operations

Third Quarter of 2007 Compared to Third Quarter of 2006

Net sales in the third quarter of 2007 were $94,665,000, compared to net sales of $81,557,000 for 2006. Net sales in the third quarter of 2007 increased 16% from the same period last year primarily due to a strong increase in commercial sales. The Company’s mix of business in the third quarter of 2007 was approximately 60% military, 38% commercial, and 2% space, compared to 66% military, 31% commercial, and 3% space in the third quarter of 2006.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the third quarter of 2007 and 2006, sales to these customers were as follows:

	(In thousands)
	Third Quarter Ended
	September 29, 2007	September 30, 2006
Boeing	$33,693	$31,284
United States Government	9,484	8,713
Raytheon	7,893	6,314

Total	$51,070	$46,311

At September 29, 2007, trade receivables from Boeing, the United States government and Raytheon were $8,580,000, $1,934,000 and $4,621,000, respectively. The sales and receivables relating to these customers are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. Engineering, technical and program management services are provided principally for United States defense and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $57,046,000, or 60% of total sales in the third quarter of 2007, compared to $53,748,000, or 66% of total sales in the third quarter of 2006. The increase in military sales in the third quarter of 2007 resulted principally from an increase in military sales at both Ducommun AeroStructures and Ducommun Technologies. The Apache helicopter program accounted for approximately $14,471,000 in sales in the third quarter of 2007, compared to $13,540,000 in sales in third quarter of 2006. The C-17 program accounted for approximately $8,837,000 in sales in the third quarter of 2007, compared to $8,644,000 in sales in the third quarter of 2006.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $35,432,000, or 38% of total sales in the third quarter of 2007, compared to $24,956,000, or 31% of total sales in the third quarter of 2006. The increase in commercial sales in the third quarter of 2007 resulted principally from an increase in sales to the Boeing commercial aircraft programs and an increase in sales to commercial helicopter programs. The Boeing 737NG program accounted for approximately $10,210,000 in sales in the third quarter of 2007, compared to $7,619,000 in sales in the third quarter of 2006. The Boeing 777 program accounted for approximately $3,130,000 in sales in the third quarter of 2007, compared to $2,204,000 in sales in the third quarter of 2006.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $2,187,000, or 2% of total sales in the third quarter of 2007, compared to $2,853,000, or 3% of total sales in the third quarter of 2006.

Gross profit, as a percent of sales, increased to 21.7% in the third quarter of 2007 from 20.8% in the third quarter of 2006. The gross profit margin increase was primarily attributable to improvement in operating performance at DAS and a favorable change in sales mix.

Selling, general and administrative (“SG&A”) expenses increased to $11,831,000, or 12.5% of sales in the third quarter of 2007, compared to $10,374,000, or 12.7% of sales in the third quarter of 2006. The increase in SG&A expense was primarily due to higher bonus accruals in 2007 and expenses of the CMP business, which was acquired in the third quarter of 2006.

Interest expense was $628,000 in the third quarter of 2007, compared to interest expense of $704,000 in the third quarter of 2006, resulting principally from a decrease in debt in the third quarter of 2007, compared to the third quarter of 2006.

Income tax expense increased to $2,239,000 in the third quarter of 2007, compared to $1,768,000 in third quarter of 2006. The increase in income tax expense was due to the increase in income before taxes, partially offset by a lower effective income tax rate. The Company’s effective tax rate for the third quarter of 2007 was 27.7%, compared to 30.1% in the third quarter of 2006.

Net income for the third quarter of 2007 was $5,832,000, or $0.55 diluted earnings per share, compared to $4,099,000, or $0.40 diluted earnings per share, in the third quarter of 2006.

Nine Months 2007 Compared to Nine Months 2006

Net sales in the first nine months of 2007 were $273,821,000, compared to net sales of $231,195,000 for the first nine months of 2006. Net sales in the first nine months of 2007 increased 18% from the same period last year primarily due to increases in both military and commercial sales. The Company’s mix of business in the first nine months of 2007 was approximately 61% military, 37% commercial, and 2% space, compared to 67% military, 31% commercial, and 2% space in the first nine months of 2006.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the first nine months of 2007 and 2006, sales to these customers were as follows:

	(In thousands)
	Nine Months Ended
	September 29, 2007	September 30, 2006
Boeing	$95,506	$93,247
United States Government	25,103	21,124
Raytheon	21,985	18,500

Total	$142,594	$132,871

At September 29, 2007, trade receivables from Boeing, the United States government and Raytheon were $8,580,000, $1,934,000 and $4,621,000, respectively. The sales and receivables relating to these customers are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as many sea-based vehicles. Engineering, technical and program management services are provided principally for United States defense and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $165,311,000, or 61% of total sales in the first nine months of 2007, compared to $154,107,000, or 67% of total sales in the first nine months of 2006. The increase in military sales in the first nine months of 2007 resulted principally from an increase in military sales from the acquisition of CMP, an increase in sales to the C-17 program, an increase in sales to the F-18 program and an increase in government engineering and technical services sales, partially offset by a decrease in sales to the Apache helicopter program. The Apache helicopter program accounted for approximately $39,329,000 in sales in the first nine months of 2007, compared to $43,081,000 in sales in the first nine months of 2006. The C-17 program accounted for approximately $25,135,000 in sales in the first nine months of 2007, compared to $23,671,000 in sales in the first nine months of 2006.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $101,998,000, or 37% of total sales in the first nine months of 2007, compared to $72,616,000, or 31% of total sales in the first nine months of 2006. The increase in commercial sales in the first nine months of 2007 resulted principally from an increase in sales to the Boeing 737NG and Boeing 777 programs, an increase in commercial after market sales and sales from the acquisition of CMP. The Boeing 737NG program accounted for approximately $29,341,000 in sales in the first nine months of 2007, compared to $21,505,000 in sales in the first nine months of 2006. The Boeing 777 program accounted for approximately $9,282,000 in sales in the first nine months of 2007, compared to $5,600,000 in sales in the first nine months of 2006.

In the space sector, the Company produced components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $6,512,000, or 2% of total sales in the first nine months of 2007, compared to $4,472,000, or 2% of total sales in the first nine months of 2006.

As of September 29, 2007, backlog believed to be firm was approximately $333,366,000, compared to $320,580,000 at December 31, 2006. Approximately $84,000,000 of total backlog is expected to be delivered during the remainder of 2007. The backlog at September 29, 2007 included the following programs:

Backlog (In thousands)
Apache Helicopter	$62,974
737NG	61,048
F-18	25,697
C-17	23,059
Chinook Helicopter	18,582
Eclipse 500	18,135

$209,495

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

Gross profit, as a percent of sales, increased to 21.5% in the first nine months of 2007 from 20.2% in the first nine months of 2006. The gross profit margin increase was primarily attributable to improvement in operating performance at both DAS and DTI and a favorable change in sales mix. Gross profit in the first nine months of 2006 was negatively impacted by an $860,000 increase in inventory reserves related to a canceled contract at Ducommun Technologies.

Selling, general and administrative (“SG&A”) expenses increased to $36,191,000, or 13.2% of sales in the first nine months of 2007, compared to $29,609,000, or 12.8% of sales in the first nine months of 2006. The increase in SG&A expense was primarily due to higher bonus accruals in 2007 and expenses of the WiseWave and CMP businesses, which were acquired in the second and third quarters of 2006, respectively.

Interest expense was $2,045,000 in the first nine months of 2007, compared to interest expense of $1,868,000 in the first nine months of 2006, resulting principally from the use of cash in the first nine months of 2007, compared to the first nine months of 2006.

Income tax expense increased to $6,362,000 in the first nine months of 2007, compared to $5,181,000 in the first nine months of 2006. The increase in income tax expense was due to the increase in income before taxes, partially offset by a lower effective income tax rate. The Company’s effective tax rate for the first nine months of 2007 was 30.9%, compared to 34.1% in the first nine months of 2006, because of the applicability of the R&D tax credit in the first nine months of 2007.

Net income for the first nine months of 2007 was $14,203,000, or $1.36 diluted earnings per share, compared to $10,029,000, or $0.97 diluted earnings per share, in the first nine months of 2006.

Financial Condition

Cash Flow Summary

Net cash provided by operating activities for the first nine months of 2007 was $987,000 compared to net cash provided by operating activities of $10,824,000 in 2006. Net cash provided by operating activities for the first nine months of 2007 was impacted by an increase in inventory of $10,690,000 primarily related to work-in-process inventory for production jobs scheduled to be shipped in 2007 and 2008; and an increase in accounts and unbilled receivables of $4,937,000 primarily related to higher sales and the timing of shipments and billings to customers. Net cash provided by operating activities for the first nine months of 2007 also was impacted by a decrease in accounts payable of $12,063,000 due to timing of payments of vendor invoices.

Net cash used in investing activities for the first nine months of 2007 consisted primarily of capital expenditures of $8,440,000.

Net cash provided by financing activities in the first nine months of 2007 of $7,462,000 included approximately $3,847,000 of net borrowings related to working capital increases and $2,843,000 of net cash received from the exercise of stock options.

During the first nine months of 2006, the Company acquired Miltec, WiseWave and CMP for $67,015,000 (net of cash, including assumed indebtedness and excluding acquisition costs) plus contingent payments not to exceed $3,500,000. The acquisitions were funded from internally generated cash, notes to the sellers and borrowings of approximately $39,900,000 under the Credit Agreement.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

Liquidity and Capital Resources

The Company has entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (7.75% at September 29, 2007) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (6.32% for a six month term at September 29, 2007) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At September 29, 2007, the Company had $44,857,000 of unused lines of credit, after deducting $1,543,000 for outstanding standby letters of credit. The Company was in compliance with all covenants at September 29, 2007.

During September 2007 the Company entered into a $20,000,000 Interest Rate Swap with Bank of America, N.A. The $20,000,000 notional amount, receive-variable (1 month LIBOR) and pay-fixed 4.88% interest rate swap effective September 13, 2007, with monthly settlement dates on the 13th day of each month. The swap expires on September 13, 2010. The Company believes that the credit risk associated with the counterparty is nominal.

The Company expects to spend no more than $11,000,000 for capital expenditures in 2007. The increase in capital expenditures in 2007 from 2006 is principally to support new contract awards at DAS and DTI and offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft programs.

The Company has made guarantees and indemnities under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, the Company has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases, is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitation of the maximum potential future payments the Company could be obligated to make. Historically, payments related to these guarantees and indemnities have been immaterial. The Company estimates the fair value of its indemnification obligations as insignificant based on this history and insurance coverage and has, therefore, not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. However, there can be no assurances that the Company will not have any future financial exposure under these indemnification obligations.

As of September 29, 2007, the Company expects to make the following payments on its contractual obligations (in thousands):

Contractual Obligations	Total	Payments Due by Period
		Remainder of 2007	2008- 2010	2011- 2012	2013 and after
Long-term debt	$34,335	$—	$34,190	$145	$—
Operating leases	5,015	794	3,337	822	62
Contractual obligations	5,768	231	1,543	1,258	2,736
Minimum pension liabilities	2,738	—	1,400	1,338	—
Uncertain tax positions	3,064	328	2,134	602	—

Total	$50,920	$1,353	$42,604	$4,165	$2,798

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

DAS and other companies and government entities have entered into an amended consent decree (the “Consent Decree”) with the California Department of Toxic Substances Control (“DTSC”), which has been entered in the United States District Court for the Central District of California, relating to the alleged release of hazardous waste at a landfill in West Covina, California. The Consent Decree resolves the liability of DAS and the other settling defendants for certain past response costs, future interim response costs and future DTSC oversight costs in connection with the landfill. The Consent Decree provides for the performance of certain operation, maintenance and monitoring activities at the landfill by DAS and the other settling defendants until the later of March 15, 2008 or two years after essential activities commence at the landfill. The Company, at this time, is unable to estimate reliably its liability in connection with the landfill. Based on currently available information, the Company preliminarily estimates that the range of its future liability in connection with the landfill is between approximately $557,000 and $3.0 million. The Company’s accrued liabilities at September 29, 2007 included approximately $557,000.

The Orange County Water District (“OCWD”) had filed a lawsuit against American Electronics, Inc. (“AEI”), a subsidiary of the Company, and other companies, to recover damages, relating to contamination of groundwater within the District. In the third quarter of 2007, AEI and the OCWD entered into a settlement agreement which resolved the lawsuit.

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

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Board has agreed to consider delaying the original effective date of fiscal years beginning after November 15, 2007. Since the delay is not assured, the Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its results of operations and financial position as of January 1, 2008.

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

During September 2007 the Company entered into a $20,000,000 Interest Rate Swap with Bank of America, N.A. The $20,000,000 notional amount, receive-variable (1 month LIBOR) and pay-fixed 4.88% interest rate swap effective September 13, 2007, with monthly settlement dates on the 13th day of each month. The swap expires on September 13, 2010. The Company believes that the credit risk associated with the counterparty is nominal.

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

See Item 1 of the Company’s Form 10-K for the year ended December 31, 2006 and Form 10-Q for the quarter ended June 30, 2007 for a discussion of the lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc.

Item 1A.	Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2006 for a discussion of risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Issuer Purchases of Equity Securities For the Three Months Ended September 29, 2007

Period	Total Number of Shares (or Units) Purchase (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Period beginning July 1, 2007 and ending July 28, 2007	0	$0.00	0	$4,704,000
Period beginning July 29, 2007 and ending August 25, 2007	0	$0.00	0	$4,704,000
Period beginning August 26, 2007 and ending September 29, 2007	1,406	$29.80	0	$4,704,000

Total	1,406	$29.80	0	$4,704,000

(1)	The shares of common stock repurchased represent previously issued shares used by employees to pay the exercise price in connection with the exercise of stock options.
(2)

The Company did not repurchase any of its common stock during the third quarter of 2007 or the year ended December 31, 2006 in the open market. At September 29, 2007, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

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

DUCOMMUN INCORPORATED
(Registrant)

By:	/s/Gregory A. Hann
Gregory A. Hann
Vice President, Chief Financial Officer
and Treasurer
(Duly Authorized Officer of the Registrant)

By:	/s/Samuel D. Williams
Samuel D. Williams
Vice President and Controller
(Chief Accounting Officer of the Registrant)

Date: October 29, 2007