Form 10-K
period 2007-12-31
DUCOMMUN INC /DE/
filed 2008-02-25
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2007 was approximately $254 million.

The number of shares of common stock outstanding on January 31, 2008 was 10,549,253.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

(a) Proxy Statement for the 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”), incorporated partially in Part III hereof.

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

GENERAL

Ducommun Incorporated (“Ducommun” or the “Company”), through its subsidiaries designs, engineers and manufactures aerostructure and electromechanical components and subassemblies, and provides engineering, technical and program management services principally for the aerospace industry. These components, assemblies and services are provided principally for domestic and foreign commercial and military aircraft, helicopter, missile and related programs as well as space programs.

Domestic commercial aircraft programs include the Boeing 737NG, 747, 767, 777 and 787, and the Eclipse business jet. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340 aircraft, Bombardier business and regional jets, the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16 and F-22 aircraft, and various aircraft and shipboard electronics upgrade programs. Commercial and military helicopter programs include helicopters manufactured by Boeing (principally the Apache helicopter), Sikorsky, Bell, Augusta and Carson. The Company also supports various unmanned space launch vehicle and satellite programs, but the Company’s contract for the Space Shuttle external fuel tank was terminated in January 2006. Ducommun is the successor to a business founded in California in 1849, first incorporated in California in 1907, and reincorporated in Delaware in 1970.

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

PRODUCTS AND SERVICES

Ducommun operates in two business segments: Ducommun AeroStructures, Inc. (“DAS”), engineers and manufactures aerospace structural components and subassemblies, and Ducommun Technologies, Inc. (“DTI”), designs, engineers and manufactures electromechanical and electronic components and subassemblies, and provides engineering, technical and program management services principally for the aerospace industry. DAS provides aluminum stretch-forming, titanium hot-forming, machining, composite lay-up, metal bonding, and chemical milling services principally for domestic and foreign commercial and military aircraft, helicopter and space programs. DTI designs and manufactures illuminated push button switches and panels, microwave and millimeterwave switches and filters, fractional horsepower motors and resolvers, and mechanical and electromechanical subassemblies, and provides engineering, technical and program management services. Components and assemblies are provided principally for domestic and foreign commercial and military aircraft, helicopter and space programs as well as selected nonaerospace applications. Engineering, technical and program management services are provided principally for advanced weapons systems and missile defense.

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

Engineering, Technical and Program Management Services

DTI (through its Miltec subsidiary) is a leading provider of missile and aerospace systems design, development, integration and testing. Engineering, technical and program management services are provided principally for advanced weapons systems and missile defense.

SALES AND MARKETING

The Company’s commercial business is represented on many of today’s major commercial aircraft, including the Boeing 737NG, 747, 767, 777 and 787, the Airbus A330 and A340 aircraft and the Eclipse business jet. Sales related to commercial business were approximately 37% of total sales in 2007, 32% of total sales in 2006 and 35% of total sales in 2005. The Company’s commercial sales depend substantially on aircraft manufacturers’

production rates, which in turn depend upon deliveries of new aircraft. Deliveries of new aircraft by aircraft manufacturers are dependent on the financial capacity of the airlines and leasing companies to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. The Company’s sales for commercial aircraft programs also could be affected by changes in its customers’ inventory levels and changes in its customers’ aircraft production build rates.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among a number of military manufacturers and programs. Sales related to military programs were approximately 60% of total sales in 2007, 66% of total sales in 2006 and 61% of total sales in 2005. In the space sector, the Company continues to support various unmanned launch vehicle and satellite programs, but the Company’s contract for the Space Shuttle external fuel tank was terminated in January 2006. Sales related to space programs were approximately 3% of total sales in 2007, 2% of total sales in 2006 and 4% of total sales in 2005.

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

MAJOR CUSTOMERS

The Company had substantial sales to Boeing, the United States government and Raytheon. During 2007, sales to Boeing were $126,484,000, or approximately 34% of total sales; sales to the United States government were $32,622,000, or approximately 9% of total sales; and sales to Raytheon were $30,007,000, or approximately 8% of total sales. Sales to Boeing, the United States government and Raytheon are diversified over a number of different commercial, military and space programs.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

In 2007, 2006 and 2005, sales to foreign customers worldwide were $27,707,000, $24,879,000 and $21,092,000, respectively. The Company has manufacturing facilities in

Thailand and Mexico. The amounts of revenues, profitability and identifiable assets attributable to foreign sales activity were not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2007, 2006 and 2005. The Company had no sales to a foreign country greater than 5% of total sales in 2007, 2006 and 2005. The Company is not subject to any significant foreign currency risks since all sales are made in United States dollars.

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

RAW MATERIALS AND COMPONENTS

Raw materials and components used in the manufacture of the Company’s products, including aluminum, steel and carbon fibers, generally are available from a number of vendors and are generally in adequate supply. However, the Company, from time to time, has experienced increases in lead times for, and a deterioration in availability of, aluminum, titanium and certain other materials. Moreover, certain components, supplies and raw materials for the Company’s operations are purchased from single sources. In such instances, the Company strives to develop alternative sources and design modifications to minimize the potential for business interruptions.

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

BACKLOG

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of December 31, 2007, backlog believed to be firm was approximately $353,225,000, compared to $320,580,000 at December 31, 2006. Approximately $280,000,000 of total backlog is expected to be delivered during 2008. The backlog at December 31, 2007 included the following programs:

Backlog (In thousands)
737NG	$57,933
Apache Helicopter	49,253
Sikorsky Helicopter	36,027
Carson Helicopter	20,627
F-18	19,253
C-17	18,904

$201,997

Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

ENVIRONMENTAL MATTERS AND LEGAL

The Company’s business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that may be or have been released to the environment, and they require the Company to obtain and maintain licenses and permits in connection with its operations. The Company may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on the Company. The Company anticipates that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain its environmental compliance efforts. The Company does not expect to spend a material amount on capital expenditures for environmental compliance during 2008.

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $3,114,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based upon currently available information, the Company has established a reserve for its estimated liability in connection with the landfills in the approximate amount of $1,588,000. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

In the normal course of business, Ducommun and its subsidiaries are defendants in certain other litigation, claims and inquiries, including matters relating to environmental laws. In addition, the Company makes various commitments and incurs contingent liabilities. While it is not feasible to predict the outcome of these matters, the Company does not presently expect that any sum it may be required to pay in connection with these matters would have a material adverse affect on its consolidated financial position, results of operations or cash flows.

EMPLOYEES

At December 31, 2007 the Company employed 1,865 persons. The Company’s DAS subsidiary is a party to collective bargaining agreements with labor unions at its Monrovia, California facility. Under these agreements, the Company currently employs 349 full-time hourly employees, all of whom are members of labor unions. If the unionized workers were to engage in a strike or other work stoppage, if DAS is unable to negotiate acceptable collective bargaining agreements with the unions, or if other employees were to become unionized, the Company could experience a significant disruption of the Company’s operations and higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on its business and results of operations. The Company has not experienced any material labor-related work stoppage and considers its relations with its employees to be good.

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

Military and Space-Related Products Are Dependent Upon Government Spending

The Company estimates that in 2007 approximately 63% of its sales were derived from military and space markets. These military and space markets are largely dependent upon government spending, particularly by the United States government. Changes in the nature or levels of spending for military and space could improve or negatively impact the Company’s prospects in its military and space markets. The Company’s contract for the Space Shuttle program was terminated in January 2006. The Company had sales of approximately $7,396,000 for the Space Shuttle program in 2005.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter Programs

The Company estimates that in 2007 approximately 18% of its sales were for Boeing commercial aircraft, 10% of its sales were for the C-17 aircraft, and 15% of its sales were for the Apache helicopter. The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter are principally for replacement rotor blades. Any significant change in production rates for Boeing commercial aircraft, the C-17 aircraft and the replacement rate for the Apache helicopter blades would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company.

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

Risks Associated With Foreign Operations Could Adversely Impact the Company

In 2006 and 2007, the Company’s DTI subsidiary produced certain products at a manufacturing facility in Thailand. In 2007, the Company’s DAS subsidiary opened a new manufacturing facility in Mexico. The Company will incur start-up and operating expenses in connection with offshore manufacturing facilities which could be greater than expected. Doing business in foreign countries is also subject to various risks, including political instability, local economic conditions, foreign currency fluctuations, foreign government regulatory requirements, trade tariffs, and the potentially limited availability of skilled labor in proximity to the Company’s facilities.

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

The Company’s acquisition strategy exposes it to risks, including the risk that the Company may not be able to successfully integrate acquired businesses. The Company’s ability to grow by acquisition is dependent upon, among other factors, the availability of suitable acquisition candidates. Growth by acquisition involves risks that could have a material adverse effect on the Company’s business, financial condition and operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets, the potential impairment of goodwill and the potential loss of key customers or employees of acquired companies. The Company may not be able to consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, to satisfactorily integrate these acquired businesses.

Goodwill Could Be Impaired in the Future

In assessing the recoverability of the Company’s goodwill at December 31, 2007, management was required to make certain critical estimates and assumptions. These estimates and assumptions included that during the next several years the Company will make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. If any of these or other estimates and assumptions are not realized in the future, the Company may be required to record an impairment charge for the goodwill. The goodwill of the Company was $106,632,000 at December 31, 2007.

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

The Company’s Manufacturing Operations May Be Adversely Affected by the Availability of Raw Materials and Components from Suppliers

In some cases, the Company’s customers supply raw materials and components to the Company. In other cases, the Company’s customers designate specific suppliers from which the Company is directed to purchase raw materials and components. As a result, the Company may have limited control over the selection of suppliers and the timing of receipt and cost of raw materials and components from suppliers. The failure of customers and suppliers to deliver on a timely basis raw materials and components to the Company may adversely affect the Company’s results of operations and cash flows. In addition, the Company, from time to time, has experienced increases in lead times for, and a deterioration in the availability of, aluminum, titanium and certain other materials. These problems with raw material availability could have an adverse affect on the Company’s results of operations in the future.

Environmental Liabilities Could Adversely Affect the Company’s Financial Results

The Company is subject to various environmental laws and regulations. The Company’s DAS subsidiary has been directed by government environmental agencies to investigate and take corrective action for groundwater contamination at two of its facilities. DAS is also a potentially responsible party at certain sites at which it previously disposed of hazardous wastes. There can be no assurance that future developments, lawsuits and administrative actions, and liabilities relating to environmental matters will not have a material adverse effect on the Company’s results of operations or cash flows.

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

Damage or Destruction of the Company’s Facilities Caused by Earthquake or Other Causes Could Adversely Affect the Company’s Financial Results and Financial Condition

Although the Company maintains standard property casualty insurance covering its properties, the Company does not carry any earthquake insurance because of the cost of such insurance. Most of the Company’s properties are located in Southern California, an area subject to frequent and sometimes severe earthquake activity. Even if covered by insurance, any significant damage or destruction of the Company’s facilities could result in the inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to the Company. As a result, any significant damage or destruction of the Company’s properties could have a material adverse affect on the Company’s business, financial condition or results of operations.

The Company Is Dependent on Its Ability to Attract and Retain Key Personnel

The Company’s success depends in part upon its ability to attract and retain key engineering, technical and managerial personnel. The Company faces competition for management, engineering and technical personnel from other companies and organizations. Therefore, the Company may not be able to retain its existing management and other key personnel, or be able to fill new management, engineering and technical positions created as a result of expansion or turnover of existing personnel. The loss of members of the Company’s senior management group, or key engineering and technical personnel, could have a material adverse effect on the Company’s business.

Stock-Based Compensation Expense Could Change

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

Effective Income Tax Rate Could Change

The Company’s effective income tax rate for 2007, 2006 and 2005, was approximately 28%, 21% and 24%, respectively, compared to the statutory federal income tax rate of 35% and state income tax rates ranging from 6% to 9%, for each of the years. The Company’s effective tax rate was lower than the statutory rates in recent years primarily due to the benefit of research and development tax credits and the reduction of tax reserves. The effective tax rate for the Company could be significantly higher in the future than it has been in recent years due to changes in the Company’s level or sources of income, changes in the Company’s spending, eligibility for research and development tax credits, and changes in tax laws.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company occupies approximately 21 facilities with a total office and manufacturing area of over 1,429,000 square feet, including both owned and leased properties. At December 31, 2007, facilities which were in excess of 50,000 square feet each were occupied as follows:

Location	Segment	Square Feet	Expiration of Lease
Carson, California	Ducommun AeroStructures	286,000	Owned
Monrovia, California	Ducommun AeroStructures	274,000	Owned
Parsons, Kansas	Ducommun AeroStructures	120,000	Owned
Carson, California	Ducommun Technologies	117,000	2008
Phoenix, Arizona	Ducommun Technologies	100,000	2012
Orange, California	Ducommun AeroStructures	76,000	Owned
El Mirage, California	Ducommun AeroStructures	74,000	Owned
Iuka, Mississippi	Ducommun Technologies	66,000	2013
Carson, California	Ducommun AeroStructures	65,000	2008
Huntsville, Alabama	Ducommun Technologies	52,000	2008

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

The common stock of the Company (DCO) is listed on the New York Stock Exchange. On December 31, 2007, the Company had approximately 348 holders of record of common stock. No dividends were paid during 2007 or 2006. The following table sets forth the high and low sales prices per share for the Company’s common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	2007		2006
	High	Low	High	Low
First Quarter	$26.70	$21.19	$23.36	$20.59
Second Quarter	32.80	23.22	26.26	17.40
Third Quarter	33.00	23.19	19.64	16.50
Fourth Quarter	42.70	31.12	23.85	18.35

Equity Compensation Plan Information

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders(1)	681,375	$21.079	408,300
Equity compensation plans not approved by security holders	0	0	0

Total	681,375	$21.079	408,300

(1)	The number of securities to be issued consists of 583,875 for stock options, 70,000 for restricted stock units and 27,500 for performance stock units at target. The weighted average exercise price applies only to the stock options.
(2)	Awards are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares, and an award may consist of one such security or benefit, or two or more of them in tandem or in the alternative.

Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Russell 2000 Index and the Spade Defense Index for the periods indicated, assuming the reinvestment of any dividends. The graph is not necessarily indicative of future price performance.

	2002	2003	2004	2005	2006	2007
Ducommun Inc.	100.00	141.00	131.53	134.77	144.38	239.76
Russell 2000 Index	100.00	147.25	174.25	182.20	215.62	212.29
Spade Defense Index	100.00	144.73	163.69	182.28	220.65	242.14

Issuer Purchases of Equity Securities

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2007.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Month beginning September 30, 2007 and ending October 27, 2007	0	$0.00	0	$4,704,000
Month beginning October 28, 2007 and ending November 24, 2007	10,206	$38.70	0	$4,704,000
Month beginning November 25, 2007 and ending December 31, 2007	0	$0.00	0	$4,704,000

Total	10,206	$38.70	0	$4,704,000

(1)	The shares of common stock repurchased represent previously issued shares used by employees to pay the exercise price in connection with the exercise of stock options.

(2)	The Company did not repurchase any of its common stock during 2007, 2006 and 2005, in the open market. At December 31, 2007, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31,	2007	2006(a)	2005	2004	2003(a)
(In thousands, except per share amounts)

Net Sales	$367,297	$319,021	$249,696	$224,876	$225,906

Gross Profit as a Percentage of Sales	20.6%	19.6%	20.7%	19.4%	22.4%

Income from Continuing Operations Before Taxes	27,255	18,088	21,120	14,465	23,144
Income Tax Expense	(7,634)	(3,791)	(5,127)	(3,293)	(6,943)

Net Income	$19,621	$14,297	$15,993	$11,172	$16,201

Earnings Per Share:
Basic earnings per share	$1.89	$1.40	$1.59	$1.12	$1.64
Diluted earnings per share	1.88	1.39	1.57	1.10	1.63

Working Capital	$77,703	$55,355	$64,312	$45,387	$29,660
Total Assets	332,476	297,033	227,969	204,553	198,041
Long-Term Debt, Including Current Portion	25,751	30,436	-	1,200	2,585
Total Shareholders’ Equity	214,051	187,025	167,851	151,491	137,750

(a)	In August 2003 the Company acquired DBP, which is now part of DTI. In January, May and September 2006 the Company acquired Miltec, WiseWave and CMP, respectively, which are now part of DTI. These transactions were accounted for as purchase business combinations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ducommun designs, engineers and manufactures aerostructure and electromechanical components and subassemblies, and provides engineering, technical and program management services principally for the aerospace industry. These components, assemblies and services are provided principally for domestic and foreign commercial and military aircraft, helicopter, missile and related programs as well as space programs.

Domestic commercial aircraft programs include the Boeing 737NG, 747, 767, 777 and 787, and the Eclipse business jet. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340 aircraft, Bombardier business and regional jets, the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16 and F-22 aircraft, and various aircraft and shipboard electronics upgrade programs. Commercial and military helicopter programs include helicopters manufactured by Boeing (principally the Apache helicopter), Sikorsky, Bell, Augusta and Carson. The Company also supports various unmanned space launch vehicle and satellite programs, but the Company’s contract for the Space Shuttle external fuel tank was terminated in January 2006.

On January 6, 2006, the Company completed the acquisition of Miltec Corporation (“Miltec”). As a result of the Miltec acquisition, the Company provides engineering, technical and program management services, including the design, development, integration and test of prototype products. Engineering, technical and program management services are provided principally for advanced weapons systems and missile defense. On May 10, 2006, the Company acquired WiseWave Technologies, Inc. (“WiseWave”). WiseWave manufactures microwave and millimeterwave products for both aerospace and non-aerospace applications. On September 1, 2006, the Company acquired CMP Display Systems, Inc. (“CMP”). CMP manufactures incandescent, electroluminescent and LED edge lit panels and assemblies for the aerospace and defense industries.

Sales, diluted earnings per share, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, and the effective tax rate in 2007, 2006 and 2005, respectively, were as follows:

	2007	2006	2005
Net Sales (in $000’s)	$367,297	$319,021	$249,696
Diluted Earnings Per Share	$1.88	$1.39	$1.57
Gross Profit % of Sales	20.6%	19.6%	20.7%
SG&A Expense % of Sales	12.6%	13.1%	12.4%
Effective Tax Rate	28.0%	21.0%	24.3%

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft, helicopter and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs. The Company’s mix of military, commercial and space business in 2007, 2006 and 2005, respectively, was approximately as follows:

	2007	2006	2005
Military	60%	66%	61%
Commercial	37%	32%	35%
Space	3%	2%	4%

Total	100%	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache helicopter programs. Sales to these programs, as a percentage of total sales, for 2007, 2006 and 2005, respectively, were approximately as follows:

	2007	2006	2005
Boeing Commercial Aircraft	18%	14%	15%
Boeing C-17 Aircraft	10%	10%	12%
Boeing Apache Helicopter	15%	18%	20%
All Others	57%	58%	53%

Total	100%	100%	100%

The Company’s net income has fluctuated in recent years. Net income for 2007 was higher than 2006. The reasons for the increase in net income in 2007 include (1) an improvement in operating performance at both DAS and DTI, (2) a favorable change in sales mix, (3) the favorable settlement of a contract termination claim related to the Space Shuttle program of $890,000, net of tax, and (4) lower interest expense due to a decrease in debt. The positive factors were partially offset by higher bonus accruals, higher environmental accruals and a higher effective tax rate in 2007 compared to 2006.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue from products sold under long-term contracts is recognized by the Company on the same basis as other sale transactions. The Company recognizes revenue on the sale of services (including prototype products) based on the type of contract: time and materials, cost-plus reimbursement and firm-fixed price. Revenue is recognized (i) on time and materials contracts as time is spent at hourly rates, which are negotiated with customers, plus the cost of any allowable materials and out-of-pocket expenses, (ii) on cost-plus reimbursement contracts based on direct and indirect costs incurred plus a negotiated profit calculated as a percentage of cost, a fixed amount or a performance-based award fee, and (iii) on fixed-price service contracts on the percentage-of-completion method measured by the percentage of costs incurred to estimated total costs.

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

Goodwill

The Company’s business acquisitions have resulted in goodwill. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows, comparable company analyses, discount rates and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. In the event that a goodwill impairment charge is required, it would adversely affect the operating results and financial position of the Company.

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

Accounting for Stock-Based Compensation

For stock options the Company uses a Black-Scholes valuation model in determining the compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. The Company has two identified award populations, one with an option vesting term of four years and the other with an option vesting term of one year. The Company estimated the forfeiture rate based on its historic experience.

For performance and restricted stock units the Company calculates compensation expense, net of an estimated forfeiture rate, on a straight line basis over the requisite service/performance period of the awards. The performance stock units vest based on a three-year cumulative performance cycle. The restricted stock units vest at the end of five years. The Company estimated the forfeiture rate based on it historic experience.

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

Results of Operations

2007 Compared to 2006

Net sales in 2007 were $367,297,000, compared to net sales of $319,021,000 for 2006. Net sales in 2007 increased 15% from 2006 primarily due to increases in both military and commercial sales. The Company’s mix of business in 2007 was approximately 60% military, 37% commercial, and 3% space, compared to 66% military, 32% commercial, and 2% space in 2006. Foreign sales were approximately 8% of total sales in both 2007 and 2006. The Company did not have sales to any foreign country greater than 4% of total sales in 2007 or 2006.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government, and Raytheon. During 2007 and 2006, sales to Boeing, the United States government, and Raytheon were as follows:

December 31,	2007	2006(a)
(In thousands)

Boeing	$126,484	$123,624
United States government	32,622	30,149
Raytheon	30,007	25,439

Total	$189,113	$179,212

At December 31, 2007, trade receivables from Boeing, the United States government and Raytheon were $6,924,000, $2,517,000 and $4,751,000, respectively. The sales and receivables relating to Boeing, the United States government and Raytheon are diversified over a number of different commercial, military and space programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $219,248,000, or 60% of total sales in 2007, compared to $209,028,000, or 66% of total sales in 2006. The increase in military sales in 2007 resulted principally from a $10,867,000 increase in sales to the F-18 program at Ducommun Technologies, Inc. (“DTI”), a $4,652,000 increase in sales to the C-17 program at Ducommun AeroStructures, Inc (“DAS”), and a $2,252,000 increase in engineering services at DTI, partially offset by a $3,194,000 decrease in sales to the Apache helicopter program at DAS and a $3,016,000 decrease in sales to the F-15 program at DTI. The Apache helicopter program accounted for approximately $53,681,000 in sales in 2007, compared to $56,875,000 in sales in 2006. The C-17 program accounted for approximately $35,535,000 in sales in 2007, compared to $30,883,000 in sales in 2006. The F-18 program accounted for approximately $20,663,000 in sales in 2007, compared to $9,796,000 in sales in 2006. The F-15 program accounted for approximately $8,798,000 in sales in 2007, compared to $11,814,000 in sales in 2006.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $137,864,000, or 37% of total sales in 2007, compared to $102,438,000, or 32% of total sales in 2006. During 2007, commercial sales were higher, principally because of a $19,430,000 increase in sales for Boeing commercial aircraft programs, a $15,996,000 increase in commercial aftermarket sales and sales from the acquisitions of WiseWave and CMP. Sales to the Boeing 737NG program accounted for approximately $39,558,000 in sales in 2007, compared to $30,300,000 in sales in 2006. The Boeing 777 program accounted for approximately $11,796,000 in sales in 2007, compared to $8,225,000 in sales in 2006.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $10,185,000, or 3% of total sales in 2007, compared to $7,555,000, or 2% of total sales in 2006. The increase in sales for space programs resulted principally from an increase in engineering services at DTI.

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of December 31, 2007, backlog believed to be firm was approximately $353,225,000, compared to $320,580,000 at December 31, 2006. Approximately $280,000,000 of total backlog is expected to be delivered during 2008. The backlog at December 31, 2007 included the following programs:

Backlog (In thousands)
737NG	$57,933
Apache Helicopter	49,253
Sikorsky Helicopter	36,027
Carson Helicopter	20,627
F-18	19,253
C-17	18,904

$201,997

Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

Gross profit, as a percent of sales, increased to 20.6% in 2007 from 19.6% in 2006. The gross profit margin increase was primarily attributable to improvement in operating performance at both DAS and DTI and a favorable change in sales mix, partially offset by higher bonus accruals and higher environmental accruals.

Selling, general and administrative (“SG&A”) expenses increased to $46,191,000, or 12.6% of sales in 2007, compared to $41,867,000, or 13.1% of sales in 2006. The increase in SG&A expenses was primarily due to higher bonus accruals in 2007 and expenses of the WiseWave and CMP businesses, which were acquired in the second and third quarters of 2006, respectively. This increase was partially offset by a gain of $1.2 million from the settlement of the Company’s contract termination claim related to the Space Shuttle program.

Interest expense was $2,395,000 in 2007, compared to $2,601,000 in 2006, primarily due to lower debt in 2007.

Income tax expense increased to $7,634,000 in 2007, compared to $3,791,000 in 2006. The increase in income tax expense was due to the increase in income before taxes and a higher effective income tax rate. The Company’s effective tax rate for 2007 was 28.0%, compared to 21.0% in 2006. The effective tax rate in 2006 included the benefit of reductions in income tax reserves and research and development tax credits established in prior years. These tax reductions were taken as a result of events occurring during the respective periods, changes in the research and development estimated tax benefit rate, the reduction of income tax reserves and the expiration of tax statutes of limitations. Cash expended to pay income taxes was $6,817,000 in 2007, compared to $5,988,000 in 2006.

Net income for 2007 was $19,621,000, or $1.88 diluted earnings per share, compared to $14,297,000, or $1.39 diluted earnings per share, in 2006.

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

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon and the United States government. During 2006 and 2005, sales to Boeing, Raytheon, and the United States government were as follows:

December 31,	2006	2005
(In thousands)

Boeing	$123,624	$114,549
United States government	30,149	3,808
Raytheon	25,439	23,071

Total	$179,212	$141,428

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

Financial Condition

Cash Flow Summary

Net cash provided by operating activities for 2007, 2006 and 2005 was $42,594,000, $24,285,000, and $24,713,000, respectively. Net cash provided by operating activities for 2007 was impacted by an increase in inventory of $3,182,000 primarily related to work-in-process for new production jobs scheduled to be shipped in 2008, a reduction in accounts receivables of $3,350,000, partially offset by an increase in unbilled receivables of $2,133,000 primarily related to Miltec and the timing of billings to customers. Net cash provided by operating activities for 2007 was also impacted by an increase in accounts payable and accrued and other liabilities of $13,363,000 due to timing of payments of vendor invoices and an increase in accrued bonuses.

Net cash used in investing activities for 2007 consisted primarily of $11,261,000 of capital expenditures.

Net cash used in financing activities in 2007 of $140,000 included approximately $4,753,000 of net repayment of debt and $3,814,000 of net cash received from the exercise of stock options.

During 2006 the Company acquired Miltec, WiseWave and CMP for $67,015,000 (net of cash, including assumed indebtedness and excluding acquisition costs) plus contingent payments not to exceed $3,500,000. The acquisitions were funded from internally generated cash, notes to the sellers and borrowings of approximately $39,900,000 under the Credit Agreement.

Liquidity and Capital Resources

The Company is party to an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (7.25% at December 31, 2007) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (4.63% at December 31, 2007 for one month LIBOR) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At December 31, 2007, the Company had $53,484,000 of unused lines of credit, after deducting $1,516,000 for outstanding standby letters of credit. The Company had outstanding loans of $20,000,000 and was in compliance with all covenants at December 31, 2007.

The weighted average interest rate on borrowings outstanding was 4.87% at December 31, 2007, compared to 6.35% at December 31, 2006.

The Company had $31,571,000 of cash and cash equivalents at December 31, 2007.

On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of December 31, 2007, the one month LIBOR rate was approximately 4.63%, and the fair value of the interest rate swap was a liability of approximately $599,000. The Company believes that the credit risk associated with the counterparty is nominal.

The Company expects to spend less than $14,000,000 for capital expenditures in 2008. The increase in capital expenditures in 2008 from 2007 is principally to support new contract awards at DAS and DTI and offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft programs.

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

As of December 31, 2007, the Company expects to make the following payments on its contractual obligations (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$25,751	$1,859	$23,745	$147	$-
Operating leases	7,043	3,326	2,115	1,261	341
Pension liability	2,368	1,050	1,318	-	-
Interest rate swap	599	-	599	-	-
Liabilities related to uncertain tax positions	3,155	501	2,654	-	-
Future interest on notes payable and long-term debt	3,445	1,585	1,860	-	-

Total	$42,361	$8,321	$32,291	$1,408	$341

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $3,114,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based upon currently available information, the Company has established a reserve for its estimated liability in connection with the landfills in the approximate amount of $1,588,000. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles (“GAAP”). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The effective date of SFAS No. 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Certain provisions of SFAS No. 157 are effective for the Company beginning in the first quarter of 2008. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirements to recognize the funded status of a defined benefit postretirement plan was effective for the Company for the calendar year ended December 31, 2006. The Company adopted this requirement in 2006 and the incremental impact of SFAS No. 158 was zero on the pension obligation. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the 2008 calendar year. The adoption of the measurement requirements of this standard will not have a material impact on its financial position, results of operations or cash flows.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for the Company beginning in the first quarter of 2008. The Company is currently evaluating its options regarding SFAS No. 159 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141, (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after the acquisition. SFAS No. 141(R) applies to acquisitions on or after January 1, 2009 and will impact the Company’s reporting prospectively only.

In December 2007, FASB issued Statement Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions. The effective date to adopt SFAS No. 160 for the Company is January 1, 2009. The adoption of SFAS No. 160 will not have a material effect on its results of operations and financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company uses an interest rate swap for certain debt obligations to manage exposure to interest rate changes. On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of December 31, 2007, the one month LIBOR rate was approximately 4.63% and the fair value of the interest rate swap was a liability of approximately $599,000. An increase or decrease of 50 basis-points in the LIBOR interest rate of the swap at December 31, 2007 would result in a change of approximately $225,000 in the fair value of the swap.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data together with the report thereon of PricewaterhouseCoopers LLP listed in the index at Item 15(a) 1 and 2 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s chief executive officer (who is currently acting as both the Company’s principal executive officer and principal financial officer) has concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting as of December 31, 2007 is included under Item 15(a)(1) of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The information under the caption “Election of Directors” in the 2008 Proxy Statement is incorporated herein by reference.

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

Name (Age)	Positions and Offices Held With Company (Year Elected)	Other Business Experience (Past Five Years)
Kathryn M. Andrus (39)	Vice President, Internal Audit (2008)	Director of Internal Audit (2005-2008); Senior Manager Internal Controls and Compliance of Unified Western Grocers, Inc. (2003-2005)

Joseph C. Berenato (61)	Chief Executive Officer (1997) and Chairman of the Board (1999)	President (2006-2008 and 1996-2003)

Donald C. DeVore (45)	Vice President and Treasurer (2008)	Senior Vice President Finance & IT of Ducommun AeroStructures, Inc. (2001- 2008)

James S. Heiser (51)	Vice President (1990), General Counsel (1988), Secretary (1987)	Chief Financial Officer (1996-2006) and Treasurer (1995-2006)

Gary Parkinson (51)	Vice President , Human Resources (2005)	Vice President, Human Resources of Great Lakes Chemical Corp. (2003- 2005); Director, Human Resources of Eaton Aerospace (1999-2003)

Anthony J. Reardon (57)	President and Chief Operating Officer (2008), President of Ducommun AeroStructures, Inc. (2003), President of Ducommun Technologies, Inc. (2008)	Vice President of Business Management of Ducommun AeroStructures, Inc. (2001- 2002)

John J. Walsh (49)	Executive Vice President, Strategy, Technology and Development (2008)	President of Ducommun Technologies, Inc. (2004- 2008); Executive Vice President and Chief Operating Officer of Special Devices, Inc. (1998-2004)

Samuel D. Williams (59)	Vice President (1991) and Controller (1988)	—

Audit Committee and Audit Committee Financial Expert

The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2008 Proxy Statement is incorporated herein by reference.

Compliance With Section 16(a) of the Exchange Act

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Ethics” in the 2008 Proxy Statement is incorporated herein by reference.

Changes to Procedures to Recommend Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Election of Directors” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Principal Accountant Fees and Services” contained in the 2008 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

2.    Financial Statement Schedule

The following schedule for the years ended December 31, 2007, 2006 and 2005 is filed herewith:

Schedule II - Valuation and Qualifying Accounts	68

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

3.    Exhibits

See Item 15(b) for a list of exhibits.	69-71

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as stated in the report which appears immediately following this Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ducommun Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ducommun Incorporated and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 15(a)(1). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Los Angeles, California

February 25, 2008

Ducommun Incorporated

Consolidated Statements of Income

Year Ended December 31,	2007	2006	2005
(In thousands, except per share amounts)

Sales and Service Revenues
Product sales	$310,961	$269,520	$249,696
Service revenues	56,336	49,501	-

Net Sales	367,297	319,021	249,696

Operating Costs and Expenses:
Cost of product sales	246,403	215,453	198,041
Cost of service revenues	45,053	41,012	-
Selling, general and administrative expenses	46,191	41,867	31,057

Total Operating Costs and Expenses	337,647	298,332	229,098

Operating Income	29,650	20,689	20,598
Interest Income/(Expense)	(2,395)	(2,601)	522

Income Before Taxes	27,255	18,088	21,120
Income Tax Expense, Net	(7,634)	(3,791)	(5,127)

Net Income	$19,621	$14,297	$15,993

Earnings Per Share:
Basic earnings per share	$1.89	$1.40	$1.59
Diluted earnings per share	$1.88	$1.39	$1.57
Weighted Average Number of Common Shares Outstanding:
Basic	10,398,000	10,211,000	10,065,000
Diluted	10,457,000	10,290,000	10,199,000

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Balance Sheets

December 31,	2007	2006
(In thousands, except share data)

Assets
Current Assets:
Cash and cash equivalents	$31,571	$378
Accounts receivable (less allowance for doubtful accounts of $392 and $310)	39,226	42,658
Unbilled receivables	5,615	3,482
Inventories	67,769	64,587
Deferred income taxes	7,727	6,116
Other current assets	5,328	5,521

Total Current Assets	157,236	122,742
Property and Equipment, Net	56,294	52,987
Goodwill, Net	106,632	106,628
Other Assets	12,314	14,676

	$332,476	$297,033

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$1,859	$1,196
Accounts payable	33,845	32,948
Accrued liabilities	43,829	33,243

Total Current Liabilities	79,533	67,387
Long-Term Debt, Less Current Portion	23,892	29,240
Deferred Income Taxes	5,584	6,670
Other Long-Term Liabilities	9,416	6,711

Total Liabilities	118,425	110,008

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 10,549,253 shares in 2007 and 10,279,037 shares in 2006	105	103
Additional paid-in capital	53,444	46,320
Retained earnings	162,192	142,760
Accumulated other comprehensive loss	(1,690)	(2,158)

Total Shareholders’ Equity	214,051	187,025

	$332,476	$297,033

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except share data)

Balance at December 31, 2004	10,042,116	$100	$41,038	$112,470	$(2,117)	$151,491
Comprehensive income:
Net income				15,993		15,993
Equity adjustment for pension liability, net of tax	-	-	-	-	(583)	(583)

						15,410
Stock options exercised	86,213	1	1,081	-	-	1,082
Stock repurchased related to the exercise of stock options	(19,333)	-	(425)	-	-	(425)
Income tax benefit related to the exercise of nonqualified stock options	-	-	293	-	-	293

Balance at December 31, 2005	10,108,996	101	41,987	128,463	(2,700)	167,851
Comprehensive income:
Net income				14,297		14,297
Equity adjustment for pension liability, net of tax					542	542

						14,839
Stock options exercised	211,192	2	3,118	-	-	3,120
Stock repurchased related to the exercise of stock options	(41,151)	-	(912)	-	-	(912)
Stock Based Compensation			1,502			1,502
Income tax benefit related to the exercise of nonqualified stock options	-	-	625	-	-	625

Balance at December 31, 2006	10,279,037	103	46,320	142,760	(2,158)	187,025
Comprehensive income:
Net income				19,621		19,621
Equity adjustment for pension liability, net of tax					827
Equity adjustment for cash flow hedge mark-to-market adjustment, net of tax					(359)	468

						20,089
Equity adjustment to initially adopt Financial Interpretation No. 48, net of tax				(189)		(189)
Stock options exercised	340,850	3	5,893	-	-	5,896
Stock repurchased related to the exercise of stock options	(70,634)	(1)	(2,081)	-	-	(2,082)
Stock Based Compensation			2,033			2,033
Income tax benefit related to the exercise of nonqualified stock options	-	-	1,279	-	-	1,279

Balance at December 31, 2007	10,549,253	$105	$53,444	$162,192	$(1,690)	$214,051

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Statements of Cash Flows

Year Ended December 31,	2007	2006	2005
(In thousands)

Cash Flows from Operating Activities:
Net Income	$19,621	$14,297	$15,993
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation	7,922	8,266	7,586
Amortization of other intangible assets	2,071	1,501	-
Amortization of discounted notes payable	68	51	-
Deferred income tax (benefit)/provision	(1,593)	(417)	672
Excess tax benefit from stock-based compensation	(799)	(204)	-
Income tax benefit from stock-based compensation	1,279	625	293
Stock-based compensation expense	2,033	1,502	-
Provision for (recovery of) doubtful accounts	82	7	(89)
Loss on sale of assets	32	88	24
Net recovery of warranty reserves	-	(30)	(1,606)
Net reduction of contract cost overruns	(233)	(1,094)	(737)
Estimated loss on assets held for sale	-	417	-
Changes in Assets and Liabilities, Net of Effects from Acquisition:
Accounts receivable—decrease/(increase)	3,350	(3,374)	(5,892)
Unbilled receivable—(increase)	(2,133)	(962)	-
Inventories—(increase)	(3,182)	(9,304)	(2,839)
Prepaid income taxes—decrease	-	56	542
Other assets—decrease/(increase)	480	(381)	81
Accounts payable—increase	897	13,878	5,015
Accrued and other liabilities—increase/(decrease)	12,699	(637)	5,670

Net Cash Provided by Operating Activities	42,594	24,285	24,713

Cash Flows from Investing Activities:
Purchase of property and equipment	(11,261)	(8,706)	(5,133)
Proceeds from sale of assets	-	193	26
Acquisition of businesses, net of cash acquired	-	(60,527)	-

Net Cash Used in Investing Activities	(11,261)	(69,040)	(5,107)

Cash Flows from Financing Activities:
Net (repayments)/borrowings of long-term debt	(4,753)	23,500	(1,200)
Net cash effect of exercise related to stock options	3,814	2,208	657
Excess tax benefit from stock-based compensation	799	204	-

Net Cash (Used in)/Provided by Financing Activities	(140)	25,912	(543)

Net Increase/(Decrease) in Cash and Cash Equivalents	31,193	(18,843)	19,063
Cash and Cash Equivalents—Beginning of Period	378	19,221	158

Cash and Cash Equivalents—End of Period	$31,571	$378	$19,221

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,135	$2,297	$32
Taxes paid	$6,817	$5,988	$3,392

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue from products sold under long-term contracts is recognized by the Company on the same basis as other sale transactions. The Company also recognizes revenue on the sale of services (including prototype products) based on the type of contract: time and materials, cost-plus reimbursement and firm-fixed price. Revenue is recognized (i) on time and materials contracts as time is spent at hourly rates, which are negotiated with customers, plus the cost of any allowable materials and out-of-pocket expenses, (ii) on cost plus reimbursement contracts based on direct and indirect costs incurred plus a negotiated profit calculated as a percentage of cost, a fixed amount or a performance-based award fee, and (iii) on fixed-price service contracts on the percentage-of-completion method measured by the percentage of costs incurred to estimated total costs.

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

Goodwill

The Company’s business acquisitions have resulted in goodwill. Goodwill is not amortized but is subject to impairment tests on an annual basis in the fourth quarter and between annual tests, in certain circumstances, when events indicate an impairment may have occurred. Goodwill is tested for impairment utilizing a two-step method. In the first step, the Company determines the fair value of the reporting unit using expected future discounted cash flows and other market valuation approaches, requiring management to make estimates and assumptions about the reporting unit’s future prospects. If the net book value of the reporting unit exceeds the fair value, the Company would then perform the second step of the impairment test which requires fair valuation of all the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. This residual fair value of goodwill is then compared to the carrying amount to determine impairment. An impairment charge will be recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount.

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans retroactively, the Company’s net income and earnings per share would be reduced to the pro forma amounts indicated below for 2005:

Year Ended December 31,	2005
(In thousands, except per share amounts)

Net Income:
As reported	$15,993
Less: Total expense determined under fair value accounting for all awards, net of tax	(1,131)

Pro forma	$14,862

Earnings per common share:
As reported:
Basic	$1.59
Diluted	1.57
Pro forma:
Basic	$1.48
Diluted	1.46

These pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

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

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Year Ended
	December 31, 2007	December 31, 2006
Basic weighted average shares outstanding	10,398,000	10,211,000
Dilutive potential common shares	59,000	79,000

Diluted weighted average shares outstanding	10,457,000	10,290,000

The numerator used to compute diluted earnings per share is as follows:

	Year Ended
	December 31, 2007	December 31, 2006
Net earnings (total numerator)	$19,621,000	$14,297,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Year Ended
	December 31, 2007	December 31, 2006
Stock options and stock units	436,500	520,000

Comprehensive Income

Certain items such as unrealized gains and losses on certain investments in debt and equity securities and pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is included in other comprehensive loss and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a pension liability adjustment of $1,331,000 net of tax, and an interest rate hedge mark-to-market adjustment of $359,000, net of tax at December 31, 2007, compared to a pension liability adjustment of $2,158,000, net of tax, at December 31, 2006.

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles (“GAAP”). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The effective date of SFAS No. 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Certain provisions of SFAS No. 157 are effective for the Company beginning in the first quarter of 2008. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirements to recognize the funded status of a defined benefit postretirement plan was effective for the Company for the calendar year ended December 31, 2006. The Company adopted this requirement in 2006 and the incremental impact of SFAS No. 158 was zero on the pension obligation. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the 2008 calendar year. The adoption of the measurement requirements of this standard will not have a material impact on its financial position, results of operations or cash flows.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for the Company beginning in the first quarter of 2008. The Company is currently evaluating its options regarding SFAS No. 159 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141, (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after the acquisition. SFAS No. 141(R) applies to acquisitions on or after January 1, 2009 and will impact the Company’s reporting prospectively only.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions. The effective date to adopt SFAS No. 160 for the Company is January 1, 2009. The adoption of SFAS No. 160 will not have a material effect on its results of operations and financial position.

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

Reclassifications

Certain prior period information has been reclassified to conform to the current period presentation.

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

Year Ended December 31,	(Unaudited) 2005

(In thousands, except per share amounts)

Net sales	$290,126
Net earnings	14,661
Basic earnings per share	1.46
Diluted earnings per share	1.44

The table below summarizes the purchase price allocation for Miltec, WiseWave and CMP at the date of acquisitions.

December 31,	2006
(In thousands)

Tangible assets, exclusive of cash	$11,952
Intangible assets	14,261
Goodwill	49,426
Liabilities assumed	(8,624)

Cost of acquisition, net of cash acquired	$67,015

Note 3. Inventories

Inventories consist of the following:

December 31,	2007	2006
(In thousands)

Raw materials and supplies	$21,818	$23,715
Work in process	60,436	50,752
Finished goods	1,957	1,704

	84,211	76,171
Less progress payments	16,442	11,584

Total	$67,769	$64,587

Note 4. Property and Equipment

Property and equipment consist of the following:

December 31,	2007	2006	Range of Estimated Useful Lives
(In thousands)

Land	$11,333	$11,333
Buildings and improvements	31,526	30,311	5 - 40 Years
Machinery and equipment	80,157	75,331	2 - 20 Years
Furniture and equipment	16,748	16,380	2 - 10 Years
Construction in progress	6,947	3,192

	146,711	136,547
Less accumulated depreciation	90,417	83,560

Total	$56,294	$52,987

Depreciation expense was $7,922,000, $8,266,000 and $7,586,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 5. Goodwill and Other Intangible Assets

The carrying amounts of goodwill for the years ended December 31, 2007 and December 31, 2006 are as follows:

	Ducommun AeroStructures, Inc.	Ducommun Technologies, Inc.	Total Ducommun
(In thousands)

Balance at December 31, 2006	$36,785	$69,843	$106,628
Goodwill additions due to acquisitions	-	4	4

Balance at December 31, 2007	$36,785	$69,847	$106,632

Other intangible assets at December 31, 2007 consist of backlog, trade names, customer relations and non-compete agreements in connection with the Miltec, WiseWave and CMP acquisitions, and are amortized on the straight-line method over periods ranging from one to fourteen years. The fair value of other intangible assets was determined by management.

The carrying amount of other intangible assets as of December 31, 2007 and December 31, 2006 are as follows:

	Ducommun Technologies, Inc.
	December 31, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
(In thousands)

Other intangible assets	$14,261	$3,572	$10,689	$14,261	$1,501	$12,760

Amortization expense of other intangible assets was $2,071,000 for the year ended December 31, 2007. Future amortization expense is expected to be as follows:

Ducommun Technologies, Inc.
(In thousands)

2008	$1,540
2009	1,363
2010	1,363
2011	900
2012	851
Thereafter	4,672

$10,689

Note 6. Accrued Liabilities

Accrued liabilities consist of the following:

December 31,	2007	2006
(In thousands)

Accrued compensation	$25,170	$17,640
Customer deposits	7,478	5,662
Accrued insurance costs	2,246	2,693
Customer claims	2,002	827
Accrued income tax and sales tax	1,681	2,677
Provision for contract cost overruns	958	1,192
Other	4,294	2,552

Total	$43,829	$33,243

Note 7. Long-Term Debt

Long-term debt is summarized as follows:

December 31,	2007	2006
(In thousands)

Bank credit agreement	$20,000	$23,500
Notes and other liabilities for acquisitions	5,751	6,936

Total debt	25,751	30,436
Less current portion	1,859	1,196

Total long-term debt	$23,892	$29,240

Future long-term debt payments are as follows:

(In thousands)	Long-Term Debt
2008	$1,859
2009	2,859
2010	20,886
2011	147
2012	-
Thereafter	-

Total	$25,751

The Company is a party to an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (7.25% at December 31, 2007) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (4.63% at December 31, 2007 for one month LIBOR) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At December 31, 2007, the Company had $53,484,000 of unused lines of credit, after deducting $1,516,000 for outstanding standby letters of credit. The Company had outstanding loans of $20,000,000 and was in compliance with all covenants at December 31, 2007.

On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The swap expires on September 13, 2010. As of December 31, 2007, the one month LIBOR rate was approximately 4.63%, and the fair value of the interest rate swap was a liability of approximately $599,000. The Company believes that the credit risk associated with the counterparty is nominal.

During 2006 the Company acquired Miltec, WiseWave and CMP for $67,015,000 (net of cash, including assumed indebtedness and excluding acquisition costs) plus contingent payments not to exceed $3,500,000. The acquisitions were funded from internally generated cash, notes to the sellers and borrowings of approximately $39,900,000 under the Credit Agreement.

The weighted average interest rate on borrowings outstanding was 4.87% at December 31, 2007, compared to 6.35% at December 31, 2006. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 8. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At December 31, 2007 and 2006, no preferred shares were issued or outstanding.

At December 31, 2007, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company did not repurchase any of its common stock during 2007, 2006 and 2005, in the open market.

Note 9. Stock Options

The Company has three stock option or incentive plans. Stock awards may be made to directors, officers and key employees under the stock plans on terms determined by the Compensation Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. Stock options have been and may be granted to directors, officers and key employees under the stock plans at prices not less than 100% of the market value on the date of grant, and expire not more than ten years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. In 2007, performance stock units were awarded to seven officers and restricted stock units were awarded to two officers.

The Company’s transition to fair value accounting for stock-based compensation resulted in expense recognition in 2006 consisting of all awards granted prior to, but not yet vested as of December 31, 2005, and all awards granted after December 31, 2005 based on the grant-date fair value estimated using a Black-Scholes valuation model. The Company recognizes compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. The Company has two identified award populations, one with an option vesting term of four years and the other with an option vesting term of one year. The Company estimates the forfeiture rate based on its historic experience. The Company also elected to use the method available under FASB Staff Position FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which provides an alternative method for calculating historical excess tax benefits (the APIC pool) from the method described in SFAS No. 123(R) for stock-based compensation awards. Tax benefits realized from stock award exercise gains in excess of stock-based compensation expense recognized for financial statement purposes are reported as cash flows from financing activities rather than as operating cash flows.

The Company also examines its historic pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain stock option holder populations. The table below presents the weighted average expected life in months of the two identified stock option holder populations. The expected life computation is based on historic exercise patterns and post-vesting termination behavior within each of the two populations identified. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is derived from historical volatility of the Company’s common stock.

The fair value of each share-based payment award was estimated using the following assumptions and weighted average fair values as follows:

	Stock Options (1)
Year Ended December 31,	2007	2006	2005
Weighted average fair value of grants	$14.14	$8.71	$8.13
Risk-free interest rate	4.95%	5.08%	4.36%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	54.11%	44.56%	54.11%
Expected life in months	65	55	48

(1) The fair value calculation was based on stock options granted during the period.

Option activity during the three years ended December 31, 2007 was as follows:

	2007		2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31	820,225	$18.184	845,213	$16.813	761,313	$16.200
Options granted	187,000	26.076	218,000	20.070	197,000	17.554
Options exercised	(340,850)	17.298	(210,488)	14.750	(86,213)	12.547
Options forfeited	(82,500)	19.246	(32,500)	17.414	(26,887)	18.570

Outstanding at December 31	583,875	$21.079	820,225	$18.184	845,213	$16.813

Exerciseable at December 31	178,325	$18.623	324,500	$17.232	361,625	$15.708

Available for grant at December 31	408,300		37,800		232,050

As of December 31, 2007, total unrecognized compensation cost (before tax benefits) related to stock options of $2,662,000 is expected to be recognized over a weighted-average period of 2.6 years.

Cash received from options exercised in the years ended December 31, 2007, 2006 and 2005 was $3,814,000, $2,208,000 and $657,000, respectively. The tax benefit realized for the tax deductions from options exercised of the share-based payment awards totaled $1,815,000, $625,000 and $293,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Nonvested stock options at December 31, 2006 and changes through the year ended December 31, 2007 were as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2006	495,725	$8.39
Granted	187,000	14.14
Vested	(195,425)	8.28
Forfeited	(81,750)	9.00

Nonvested at December 31, 2007	405,550	$10.97

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the year ended 2005, had the Company applied the fair value recognition provisions retrospectively:

Year Ended December 31,	2005
(In thousands, except per share amounts)

Net Income:
As reported	$15,993
Less: Total expense determined under fair value accounting for all awards, net of tax	(1,131)

Pro forma	$14,862

Earnings per common share:
As reported:
Basic	$1.59
Diluted	1.57
Pro forma:
Basic	$1.48
Diluted	1.46

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Exercisable Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(in years)		(in thousands)		(in years)		(in thousands)
$10.020 - $11.999	6,375	1.98	$10.339	$176,000	6,375	1.98	$10.339	$176,000
$12.000 - $17.999	113,000	3.58	16.049	2,480,000	56,250	2.65	15.180	1,284,000
$18.000 - $28.100	464,500	5.03	22.450	7,223,000	115,700	3.34	20.753	1,995,000

Total	583,875	4.72	$21.079	$9,879,000	178,325	3.07	$18.623	$3,455,000

The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock price on the last trading day of 2007 and the exercise prices of outstanding stock options, multiplied by the number of in-the-money stock options as of the same date. This represents the total amount before tax withholdings, that would have been received by stock option holders if they had all exercised the stock options on December 31, 2007. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2007, 2006 and 2005 was $4,536,000, $1,563,000 and $742,000, respectively. Total fair value of options expensed was $1,576,000, $1,502,000 and $0, before tax benefits, for the year ended December 31, 2007, 2006 and 2005, respectively.

Note 10. Employee Benefit Plans

The Company has three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers one former executive. The accumulated benefit obligations under these plans at December 31, 2007 and December 31, 2006 were $1,920,000 and $2,021,000, respectively, which are included in accrued liabilities.

The Company sponsors, for all its employees, two 401(k) defined contribution plans. The first plan covers all employees, other than employees at the Company’s Miltec subsidiary, and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan the Company generally provides a match equal to 50% of the employee’s contributions up to the first 4% of compensation, except for union employees who are not eligible to receive the match. The second plan covers only the employees at the Company’s Miltec subsidiary and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 100% of their compensation or limits established by the Internal Revenue Code. Under this plan, Miltec generally (i) provides a match equal to 100% of the employee’s contributions up to the first 5% of compensation, (ii) contributes 3% of an employee’s compensation annually, and (iii) contributes, at the Company’s discretion, 0% to 7% of an employee’s compensation annually. The Company’s provision for matching and profit sharing contributions for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 were approximately $3,574,000, $3,275,000 and $700,000, respectively.

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirements to recognize the funded status of a defined benefit postretirement plan was effective for the Company for the calendar year ended December 31, 2006. The Company adopted this requirement in 2006 and the incremental impact of SFAS No. 158 was zero on the pension obligation. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the 2008 calendar year The adoption of the measurement requirements of this standard will not have a material impact on its financial position, results of operations or cash flows.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

Year Ended December 31,	2007	2006	2005
(In thousands)

Service cost	$549	$680	$648
Interest cost	752	696	607
Expected return on plan assets	(902)	(843)	(828)
Amortization of actuarial losses	135	204	140

Net periodic post retirement benefits cost	$534	$737	$567

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2008 are $70,000 and $0, respectively.

The obligations and funded status of the defined benefit pension plan are as follows:

December 31,	2007	2006
(In thousands)

Change in benefit obligation (1)
Beginning benefit obligation (January 1)	$12,932	$12,321
Service cost	548	680
Interest cost	752	696
Actuarial (gain)/loss	(946)	(318)
Benefits paid	(473)	(447)

Benefit obligation (December 31)	$12,813	$12,932

Change in plan assets
Beginning fair value of plan assets (January 1)	$10,280	$9,578
Return on assets	338	1,149
Employer Contribution	300	-
Benefits paid	(473)	(447)

Fair value of plan assets (December 31)	$10,445	$10,280

Funded status	$(2,368)	$(2,652)

Amounts recognized in the Statement of Financial Position as noncurrent liabilities	$(2,368)	$(2,652)

Unrecognized loss included in accumulated other comprehensive loss
Unrecognized loss (January 1), before tax	$2,738	$3,567
Amortization	(135)	(204)
Liability (gain)/loss	(946)	(318)
Asset (gain)/loss	563	(307)

Unrecognized loss (December 31), before tax	$2,220	$2,738
Tax impact	(889)	(580)

Unrecognized loss included in accumulated other comprehensive loss, net of tax	$1,331	$2,158

(Accrued)/Prepaid benefit cost included in other liabilities	$(148)	$87

(1)	Projected benefit obligation equals the accumulated benefit obligation for this plan.

On December 31, 2007, the Company’s annual measurement date, the accumulated benefit obligation, exceeded the fair value of the pension plan assets. Such excess is referred to as an unfunded accumulated benefit obligation. The Company recognized a pension liability at December 31, 2007 and December 31, 2006 of $1,331,000, net of tax, and $2,158,000, net of tax, respectively, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. During the year ended, December 31, 2007, the pension liability decreased by $827,000, net of tax.

The Company’s pension plan asset allocations at December 31, 2007 and 2006, by asset category, are as follows:

December 31,	2007	2006
Equity securities	82%	82%
Debt securities	16%	17%
Cash and equivalents	2%	1%

Total	100%	100%

Plan assets consist primarily of listed stocks and bonds and do not include any of the Company’s securities. The return on assets assumption reflects the average rate of return expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We select the return on asset assumption by considering our current and target asset allocation, which is around 84% equity and cash, and 16% debt securities.

The following weighted-average assumptions were used to determine the net periodic benefit cost under the pension plan at:

	Pension Benefits
December 31,	2007	2006	2005
Discount rate used to determine pension expense	5.75%	5.50%	5.75%

The following weighted average assumptions were used to determine the benefit obligations under the pension plan for:

	Pension Benefits
Year Ended December 31,	2007	2006	2005
Discount rate used to determine value of obligations	6.50%	5.75%	5.50%
Long term rate of return	9.00%	9.00%	9.00%

The following benefit payments under the pension plan, which reflect expected future service, as appropriate, are expected to be paid:

(In thousands)	Pension Benefits
2008	$601
2009	602
2010	636
2011	671
2012	735
2013 - 2017	4,657

The assumptions used to determine the benefit obligations and expense for the Company’s defined benefit pension plan are presented in the tables above. The expected long-term return on assets, noted above, represents an estimate of long-term returns on investment portfolios consisting of a mixture of fixed income and equity securities. The Company considers long-term rates of return in which the Company expects its pension funds to be invested. The estimated cash flows from the plan for all future years are determined based on the plan population at the measurement date. Each year’s cash flow is discounted back to the measurement date based on the yield for the year of bonds in the published CitiGroup Pension Discount Curve. The discount rate chosen is the single rate that provides the same present value as the individually discounted cash flows.

The Company’s funding policy is to contribute cash to its pension plan so that the minimum contribution requirements established by government funding and taxing authorities are met. The Company expects to make a contribution of $1,050,000 to the pension plan in 2008.

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

Note 12. Leases

The Company leases certain facilities and equipment for periods ranging from one to eight years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2007, 2006 and 2005 was $5,016,000, $4,711,000 and $2,816,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at December 31, 2007 are as follows:

(In thousands)	Lease Commitments
2008	$3,326
2009	1,074
2010	1,042
2011	942
2012	319
Thereafter	340

Total	$7,043

Note 13. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a transition adjustment reducing beginning retained earnings by approximately $189,000; all of which is interest on unrecognized tax positions.

The Company records the interest charge and penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the years ended December 31, 2007, 2006, and 2005, the Company recognized approximately $119,000, $176,000 and $88,000 in interest related to uncertain tax positions. The Company had approximately $435,000 and $316,000 for the payment of interest and penalties accrued at December 31, 2007 and 2006, respectively.

As of January 1, 2007, the Company’s total amount of unrecognized tax benefits was $2,561,000. This amount, if recognized, would affect the annual income tax rate.

During 2007, the Company had recognized $480,000 of previously unrecognized tax benefit as a result of the expiration of various statutes of limitation. At December 31, 2007, the Company’s total amount of unrecognized tax benefits was $2,720,000, which if recognized, would affect the annual income tax rate. During the next year, the Company expects the liability for uncertain tax positions to increase by amounts similar to the additions that occurred in 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$2,561,000
Additions based on tax positions related to the current year	621,000
Additions for tax positions for prior years	18,000
Reductions for tax positions of prior years	(480,000)

Balance at December 31, 2007	$2,720,000

The Company’s federal income tax return for 2005 and California franchise (income) tax returns for 2004 and 2005 have been selected for examination. Management does not expect the results of these examinations to have a material impact on the Company’s financial statements. Other federal income tax returns after 2003, other California franchise (income) tax returns after 2002 and other state income tax returns after 2003 are subject to examination.

The provision for income tax expense/(benefit) consists of the following:

Year Ended December 31,	2007	2006	2005
(In thousands)

Current tax expense/(benefit):
Federal	$8,252	$4,344	$5,495
State	975	(136)	(1,040)

	9,227	4,208	4,455

Deferred tax expense/(benefit):
Federal	(2,414)	22	651
State	821	(439)	21

	(1,593)	(417)	672

Income tax expense	$7,634	$3,791	$5,127

Deferred tax assets (liabilities) are comprised of the following:

December 31,	2007	2006
(In thousands)

Allowance for doubtful accounts	$140	$164
Capital loss carryforwards	-	871
Contract overrun reserves	384	478
Deferred compensation	487	217
Employment-related reserves	2,111	1,998
Environmental reserves	1,884	979
Interest rate swap	240	-
Inventory reserves	3,823	3,799
Pension obligation	889	865
State net operating loss carryforwards	270	320
State tax credit carryforwards	777	851
Stock-based compensation	881	-
Workers’ compensation	433	455
Other	984	239

	13,303	11,236
Depreciation	(2,025)	(2,777)
Goodwill	(8,857)	(6,667)
Intangibles	-	(259)
Valuation allowance	(278)	(2,087)

Net deferred tax assets (liabilities)	$2,143	$(554)

The Company has state tax credit carryforwards of $1.7 million which begin to expire in 2017 and state net operating losses of $6.6 million which begin to expire in 2011. Management has recorded benefit for those carryforwards it expects to be utilized on tax returns filed in the future.

Management has established a valuation allowance for items that are not expected to provide future tax benefits. Management believes it is more likely than not that the Company will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation between expected and effective tax rates are as follows:

Year Ended December 31,	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	1.9	(0.5)	2.8
Benefit of research and development tax credits	(4.6)	(4.4)	(2.1)
Benefit of extraterritorial income exclusion	-	(0.5)	(0.6)
Benefit of qualified domestic production activities	(2.1)	(1.0)	(1.0)
Unremitted earnings/losses of foreign subsidiary	0.5	(0.4)	-
Reduction of tax reserves	-	(7.3)	(10.0)
Prior year adjustment	(2.7)	-	-
Other	-	0.1	0.2

Effective Income Tax Rate	28.0%	21.0%	24.3%

During 2006 and 2005, the Company reduced certain tax reserves which were previously established for identified exposures. The decision to release the reserves was based upon events occurring during the year, including the expiration of tax statutes.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (“the Act”). For companies that pay income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities, which will be phased-in from 2005 through 2010. The Act also provides for a two-year phase-out of the existing extraterritorial income (“ETI”) exclusion now in place. The Company currently derives benefit from the ETI exclusion. The Act reduces the Company’s ETI exclusion for 2005 and 2006 to 80% and 60% of the otherwise allowable exclusion. No exclusions were available in 2007 or beyond.

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $3,114,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based upon currently available information, the Company has established a reserve for its estimated liability in connection with the landfills in the approximate amount of $1,588,000. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During 2007 and 2006, sales to Boeing, the United States government and Raytheon were as follows:

December 31,	2007	2006
(In thousands)

Boeing	$126,484	$123,624
United States government	32,622	30,149
Raytheon	30,007	25,439

Total	$189,113	$179,212

At December 31, 2007, trade receivables from Boeing, the United States government and Raytheon were $6,924,000, $2,517,000 and $4,751,000, respectively. The sales and receivables relating to Boeing, the United States government and Raytheon are diversified over a number of different commercial, military and space programs.

In 2007, 2006 and 2005, sales to foreign customers worldwide were $27,707,000, $24,879,000 and $21,092,000, respectively. The Company had no sales to a foreign country greater than 5% of total sales in 2007, 2006 and 2005, respectively. The amounts of profitability and identifiable assets attributable to foreign sales activity are not material when compared with revenue, profitability and identifiable assets attributed to United States domestic operations during 2007, 2006 and 2005.

Note 16. Business Segment Information

Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Financial information by operating segment is set forth below:

Year Ended December 31,	2007	2006	2005
(In thousands)

Net Sales:
Ducommun AeroStructures	$219,095	$190,500	$173,319
Ducommun Technologies	148,202	128,521	76,377

Total Net Sales	$367,297	$319,021	$249,696

Segment Income Before Interest and Taxes (1):
Ducommun AeroStructures	$27,242	$22,620	$17,450
Ducommun Technologies	10,176	4,514	9,433

	37,418	27,134	26,883
Corporate General and Administrative Expenses	(7,768)	(6,445)	(6,285)

Total Income Before Interest and Taxes	$29,650	$20,689	$20,598

Depreciation and Amortization Expenses:
Ducommun AeroStructures	$5,513	$6,081	$6,262
Ducommun Technologies	4,320	3,581	1,231
Corporate Administration	160	105	93

Total Depreciation and Amortization Expenses	$9,993	$9,767	$7,586

Capital Expenditures:
Ducommun AeroStructures	$5,212	$5,484	$3,421
Ducommun Technologies	5,834	3,035	1,620
Corporate Administration	215	187	92

Total Capital Expenditures	$11,261	$8,706	$5,133

(1)	Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

As of December 31,	2007	2006
(In thousands)

Total Assets:
Ducommun AeroStructures	$154,978	$152,466
Ducommun Technologies	132,643	133,171
Corporate Administration	44,855	11,396

Total Assets	$332,476	$297,033

Goodwill and Intangibles
Ducommun AeroStructures	$36,785	$36,785
Ducommun Technologies	80,536	82,603

Total Goodwill and Intangibles	$117,321	$119,388

Supplementary Quarterly Financial Data (Unaudited)

	2007				2006

Three Months Ended	Dec 31	Sep 29	Jun 30	Mar 31	Dec 31	Sep 30	Jul 1	Apr 1

(in thousands, except per share amounts)

Sales and Earnings
Net Sales	$93,476	$94,665	$91,104	$88,052	$87,826	$81,557	$77,480	$72,158

Gross Profit	17,040	20,530	19,794	18,477	15,869	16,945	15,225	14,517

Income Before Taxes	6,690	8,071	6,895	5,599	2,878	5,867	4,977	4,366
Income Tax Expense	(1,272)	(2,239)	(2,324)	(1,799)	1,390	(1,768)	(1,809)	(1,604)

Net Income	$5,418	$5,832	$4,571	$3,800	$4,268	$4,099	$3,168	$2,762

Earnings Per Share:
Basic earnings per share	$.52	$.56	$.44	$.37	$.42	$.40	$.31	$.27
Diluted earnings per share	.51	.55	.44	.37	.41	.40	.31	.27

DUCOMMUN INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period

	FOR THE YEAR ENDED DECEMBER 31, 2007

Allowance for Doubtful Accounts	$310,000	$755,000			$673,000		$392,000

Valuation Allowance on Deferred Tax Assets	$2,087,000	$32,000	(a)		$1,841,000	(a)	$278,000

Inventory Reserves	$9,331,000	$2,735,000			$2,718,000		$9,348,000

	FOR THE YEAR ENDED DECEMBER 31, 2006

Allowance for Doubtful Accounts	$243,000	$112,000		$98,000	$143,000	(b)	$310,000

Valuation Allowance on Deferred Tax Assets	$1,953,000	$352,000	(c)		$218,000	(c)	$2,087,000

Inventory Reserves	$8,283,000	$6,346,000			$5,298,000		$9,331,000

	FOR THE YEAR ENDED DECEMBER 31, 2005

Allowance for Doubtful Accounts	$333,000	$20,000			$110,000	(b)	$243,000

Valuation Allowance on Deferred Tax Assets	$1,646,000	$307,000	(d)				$1,953,000

Inventory Reserves	$6,557,000	$2,751,000			$1,025,000		$8,283,000

(a)	Increase Valuation Allowance regarding “Intangibles” ($32,000). Decrease Valuation Allowance for federal and California capital loss carryforwards ($871,000), “Pension Liability” ($865,000) and state net operating loss carryforwards ($105,000).

(b)	Write-offs on uncollectible accounts.

(c)	Increase Valuation Allowance regarding state net operating loss carryforwards ($320,000) and intangibles ($32,000). Decrease Valuation Allowance for “Pension Liability” ($218,000).

(d)	Increase Valuation Allowance regarding “Pension Liability” ($286,000) and California capital loss carryforwards ($21,000).

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

*	10.1 1994 Stock Incentive Plan, as amended May 7, 1998. Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1997.

*	10.2 2001 Stock Incentive Plan, as amended. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 31, 2004.

*	10.3 2007 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 21, 2007.

*	10.4 Form of Nonqualified Stock Option Agreement, for grants to employees prior to January 1, 1999, under the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1990.

*	10.5 Form of Nonqualified Stock Option Agreement, for grants to employees between January 1, 1999 and June 30, 2003, under the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999.

*	10.6 Form of Nonqualified Stock Option Agreement, for nonemployee directors under the 2007 Stock Incentive Plan, the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

*	10.7 Form of Nonqualified Stock Option Agreement, for grants to employees after July 1, 2003, under the 2007 Stock Incentive Plan, the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.

*	10.8 Form of Memorandum Amendment to Existing Stock Option Agreements dated August 25, 2003. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2003.

*	10.9 Form of Performance Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 6, 2007.

*	10.10 Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 8, 2007.

*	10.11 Form of Key Executive Severance Agreement entered with five current executive officers of Ducommun. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2008. All of the Key Executive Severance Agreements are identical except for the name of the executive officer, the address for notice, and the date of the Agreement:

Executive Officer	Date of Agreement
Joseph C. Berenato	December 31, 2007
James S. Heiser	December 31, 2007
Gary Parkinson	December 31, 2007
Anthony J. Reardon	December 31, 2007
Samuel D. Williams	December 31, 2007

*	10.12 Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Kathryn M. Andrus	January 30, 2008
Joseph C. Berenato	November 4, 1991
H. Frederick Christie	October 23, 1985
Eugene P. Conese, Jr.	January 26, 2000
Ralph D. Crosby, Jr.	January 26, 2000
Donald C. DeVore, Jr.	January 30, 2008
Robert C. Ducommun	December 31, 1985
James S. Heiser	May 6, 1987
Thomas P. Mullaney	April 8, 1987
Gary Parkinson	February 27, 2007
Robert D. Paulson	March 25, 2003
Anthony J. Reardon	January 8, 2008
Eric K. Shinseki	February 27, 2007
John J. Walsh	January 8, 2008
Samuel D. Williams	November 11, 1988

*	10.13 Ducommun Incorporated 2007 Bonus Plan. Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 5, 2007.

*	10.14 Directors’ Deferred Compensation and Retirement Plan, as amended and restated August 5, 2004. Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended October 2, 2004.

*	10.15 Amendment No. 1 to Directors’ Deferred Compensation and Retirement Plan dated October 26, 2007.

*	10.16 Ducommun Incorporated Executive Retirement Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

*	10.17 Ducommun Incorporated Executive Compensation Deferral Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 3, 1993.

*	10.18 Ducommun Incorporated Executive Compensation Deferral Plan No. 2 as amended and restated October 26, 2007.

10.19 Agreement and Plan of Merger, dated November 22, 2005, by and between Ducommun Incorporated, DT Acquisition Sub, Inc., Miltec Corporation and certain shareholders of Miltec Corporation. Incorporated by reference to Exhibit 2.1 to Form 8-K dated January 6, 2006.

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

Date: February 25, 2008		DUCOMMUN INCORPORATED

	By:	/s/ Joseph C. Berenato
Joseph C. Berenato
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2008	By:	/s/ Joseph C. Berenato
Joseph C. Berenato
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2008	By:	/s/ Joseph C. Berenato
Joseph C. Berenato (Principal Financial Officer)

Date: February 25, 2008	By:	/s/ Samuel D. Williams
Samuel D. Williams
Vice President and Controller (Principal Accounting Officer)

DIRECTORS

By:	/s/ Joseph C. Berenato	Date:	February 25, 2008
Joseph C. Berenato

By:	/s/ Eugene P. Conese, Jr.	Date:	February 25, 2008
Eugene P. Conese, Jr.

By:	/s/ Ralph D. Crosby, Jr.	Date:	February 25, 2008
Ralph D. Crosby, Jr.

By:	/s/ H. Frederick Christie	Date:	February 25, 2008
H. Frederick Christie

By:	/s/ Robert C. Ducommun	Date:	February 25, 2008
Robert C. Ducommun

By	/s/ Thomas P. Mullaney	Date	February 25, 2008
Thomas P. Mullaney

By:	/s/ Robert D. Paulson	Date:	February 25, 2008
Robert D. Paulson

By:	/s/ Eric K. Shinseki	Date:	February 25, 2008
Eric K. Shinseki