Form 10-Q
period 2008-03-29
DUCOMMUN INC /DE/
filed 2008-04-28
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 29, 2008, there were outstanding 10,559,586 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) March 29, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$13,151	$31,571
Accounts receivable	47,402	39,226
Unbilled receivables	7,353	5,615
Inventories	73,623	67,769
Deferred income taxes	8,034	7,727
Other current assets	5,253	5,328

Total Current Assets	154,816	157,236
Property and Equipment, Net	57,187	56,294
Goodwill, Net	106,632	106,632
Other Assets	11,737	12,314

	$330,372	$332,476

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$1,863	$1,859
Accounts payable	30,171	33,845
Accrued liabilities	39,410	43,829

Total Current Liabilities	71,444	79,533
Long-Term Debt, Less Current Portion	22,903	23,892
Deferred Income Taxes	5,643	5,584
Other Long-Term Liabilities	10,608	9,416

Total Liabilities	110,598	118,425

Commitments and Contingencies
Shareholders’ Equity:
Common stock	105	105
Additional paid-in capital	54,244	53,444
Retained earnings	167,444	162,192
Accumulated other comprehensive loss	(2,019)	(1,690)

Total Shareholders’ Equity	219,774	214,051

	$330,372	$332,476

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Three Months Ended
	March 29, 2008	March 31, 2007
Sales and Service Revenues:
Product sales	$84,309	$74,496
Service revenues	14,349	13,556

Net Sales	98,658	88,052

Operating Costs and Expenses:
Cost of product sales	66,234	58,770
Cost of service revenues	11,533	10,805
Selling, general and administrative expenses	12,379	12,226

Total Operating Costs and Expenses	90,146	81,801

Operating Income	8,512	6,251
Interest Expense, Net	(203)	(652)

Income Before Taxes	8,309	5,599
Income Tax Expense, Net	(3,057)	(1,799)

Net Income	$5,252	$3,800

Earnings Per Share:
Basic earnings per share	$.50	$.37
Diluted earnings per share	$.49	$.37
Weighted Average Number of Common Shares Outstanding:
Basic	10,551	10,301
Diluted	10,635	10,391

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For Three Months Ended
	March 29, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net Income	$5,252	$3,800
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation	1,948	2,039
Amortization of other intangible assets	464	680
Amortization of discounted notes payable	15	18
Deferred income tax (benefit)/provision	(28)	352
Income tax benefit from stock-based compensation, net	27	63
Stock-based compensation expense	611	453
Other	(46)	(41)
Changes in Assets and Liabilities:
Accounts receivable - (increase)	(8,179)	(4,682)
Unbilled receivables - (increase)	(1,738)	(2,220)
Inventories - (increase)	(5,854)	(6,132)
Other assets - decrease	188	179
Accounts payable - (decrease)	(3,674)	(7,361)
Accrued and other liabilities - (decrease)	(3,713)	(531)

Net Cash Used in Operating Activities	(14,727)	(13,383)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,855)	(2,150)

Net Cash Used in Investing Activities	(2,855)	(2,150)

Cash Flows from Financing Activities:
Net (repayments)/borrowings of long-term debt	(1,000)	14,947
Net cash effect of exercise related to stock options	133	492
Excess tax benefit from stock-based compensation	29	165

Net Cash (Used in)/Provided by Financing Activities	(838)	15,604

Net (Decrease)/Increase in Cash and Cash Equivalents	(18,420)	71
Cash and Cash Equivalents at Beginning of Period	31,571	378

Cash and Cash Equivalents at End of Period	$13,151	$449

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of March 29, 2008, the consolidated statements of income are unaudited for the three months ended March 29, 2008 and March 31, 2007 and the consolidated statements of cash flows are unaudited for the three months ended March 29, 2008 and March 31, 2007. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 29, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding plus any potential dilutive shares that could be issued if exercised or converted into common stock in each period.

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Basic weighted average shares outstanding	10,551,000	10,301,000
Dilutive potential common shares	84,000	90,000

Diluted weighted average shares outstanding	10,635,000	10,391,000

The numerator used to compute diluted earnings per share is as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Net earnings (total numerator)	$5,252,000	$3,800,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Three Months Ended
	March 29, 2008	March 31, 2007
Stock options and stock units	292,668	335,100

Comprehensive Income

Certain items such as unrealized gains and losses on certain investments in debt and equity securities and pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is included in other comprehensive loss and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a pension liability adjustment of $1,331,000 net of tax, and an interest rate hedge mark-to-market adjustment of $688,000, net of tax at March 29, 2008, compared to a pension liability adjustment of $1,331,000, net of tax, and an interest rate hedge mark-to-market adjustment of $359,000, net of tax at December 31, 2007.

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles (“GAAP”). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The effective date of SFAS No. 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Certain provisions of SFAS No. 157 are effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities in the first quarter of 2008 did not have a material effect on the Company’s results of operations and financial position. The Company is currently evaluating the impact of adoption SFAS No. 157 for nonfinancial assets and liabilities, on its results of operations and financial position.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 was effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows in the first quarter of 2008.

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

In December 2007, FASB issued Statement Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions. The effective date to adopt SFAS No. 160 for the Company is January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material effect on its results of operations and financial position.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flow. The provisions of SFAS No. 161 are effective for the Company beginning in the first quarter of 2009. The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s results of operations and financial position.

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

Note 2. Inventories

Inventories consist of the following:

	(In thousands)
	March 29, 2008	December 31, 2007
Raw materials and supplies	$19,611	$21,818
Work in process	67,841	60,436
Finished goods	1,958	1,957

	89,410	84,211
Less progress payments	15,787	16,442

Total	$73,623	$67,769

Note 3. Long-Term Debt and Fair Value

Long-term debt is summarized as follows:

	(In thousands)
	March 29, 2008	December 31, 2007
Bank credit agreement	$20,000	$20,000
Notes and other obligations for acquisitions	4,766	5,751

Total debt	24,766	25,751
Less current portion	1,863	1,859

Total long-term debt	$22,903	$23,892

The Company is party to an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (5.25% at March 29, 2008) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (2.70% at March 29, 2008 for one month LIBOR) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At March 29, 2008, the Company had $53,484,000 of unused lines of credit, after deducting $1,516,000 for outstanding standby letters of credit. The Company had outstanding loans of $20,000,000 and was in compliance with all covenants at March 29, 2008.

The weighted average interest rate on borrowings outstanding was 4.11% at March 29, 2008, compared to 6.15% at March 31, 2007.

The Company had $13,151,000 of cash and cash equivalents at March 29, 2008.

On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The Company believes that the credit risk associated with the counterparty is nominal. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of March 29, 2008, the one month LIBOR rate was approximately 2.70%. The fair value of the $20,000,000 notional amount of the interest rate swap was a liability of approximately $1,147,000 at March 29, 2008.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1: Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives and listed equities.

Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3: Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 29, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of March 29, 2008
Recurring Fair Value Measures (In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap	$—	$—	$—	$—

Liabilities:
Interest rate swap	$—	$1,147	$—	$1,147

Note 4. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At March 29, 2008 and March 31, 2007, no preferred shares were issued or outstanding.

At March 29, 2008, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company did not repurchase any of its common stock during the three months ended March 29, 2008 and March 31, 2007, in the open market.

Note 5. Employee Benefit Plans

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands)
	Three Months Ended
	March 29, 2008	March 31, 2007
Service cost	$137	$170
Interest cost	188	174
Expected return on plan assets	(225)	(211)
Amortization of actuarial loss	17	51

Net periodic post retirement benefit cost	$117	$184

Note 6. Indemnifications

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

Note 7. Income Taxes

The Company records the interest charge and penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. The Company had approximately $494,000 and $435,000 for the payment of interest and penalties accrued at March 29, 2008 and December 31, 2007, respectively.

The Company’s total amount of unrecognized tax benefits was approximately $2,790,000 and $2,720,000 at March 29, 2008 and December 31, 2007, respectively. These amounts, if recognized, would affect the annual income tax rate.

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

Note 8. Contingencies

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

Note 9. Business Segment Information

The Company supplies products and services to the aerospace industry. The Company’s subsidiaries are organized into two strategic businesses, each of which is a reportable operating segment. The accounting policies of the segments are the same as those of the Company. Ducommun AeroStructures, Inc. (“DAS”) engineers and manufactures aerospace structural components and subassemblies. Ducommun Technologies, Inc. (“DTI”), designs, engineers and manufactures electromechanical components and subsystems, and provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for the aerospace and military markets.

Financial information by operating segment is set forth below:

	(In thousands)
	Three Months Ended
	March 29, 2008	March 31, 2007
Net Sales:
Ducommun AeroStructures	$63,849	$52,247
Ducommun Technologies	34,809	35,805

Total Net Sales	$98,658	$88,052

Segment Operating Income
Ducommun AeroStructures	$10,543	$6,482
Ducommun Technologies	1,227	2,073

	11,770	8,555
Corporate General and Administrative Expenses	(3,258)	(2,304)

Total Operating Income	$8,512	$6,251

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	March 29, 2008	December 31, 2007
Total Assets:
Ducommun AeroStructures	$168,798	$154,978
Ducommun Technologies	135,309	132,643
Corporate Administration	26,265	44,855

Total Assets	$330,372	$332,476

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Domestic commercial aircraft programs include the Boeing 737NG, 747, 767, 777 and 787, and the Eclipse business jet. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16 and F-22 aircraft, and various aircraft and shipboard electronics upgrade programs. Commercial and military helicopter programs include helicopters manufactured by Boeing (principally the Apache helicopter), Sikorsky, Bell, Augusta and Carson. The Company also supports various unmanned space launch vehicle and satellite programs.

Sales, diluted earnings per share, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, and the effective tax rate in the first quarter of 2008 and 2007, respectively, were as follows:

	First Quarter
	2008	2007
Sales (in $000’s)	$98,658	$88,052
Diluted Earnings Per Share	$.49	$.37
Gross Profit % of Sales	21.2%	21.0%
SG&A Expense % of Sales	12.5%	13.9%
Effective Tax Rate	36.8%	32.1%

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs.

The Company’s mix of military, commercial and space business in the first quarters of 2008 and 2007, respectively, was approximately as follows:

	First Quarter
	2008	2007
Military	59%	59%
Commercial	39%	38%
Space	2%	3%

Total	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache helicopter programs. Sales to these programs, as a percentage of total sales, for the first quarters of 2008 and 2007, respectively, were approximately as follows:

	First Quarter
	2008	2007
Boeing Commercial Aircraft	17%	16%
Boeing C-17 Aircraft	9%	9%
Boeing Apache Helicopter	15%	14%
All Others	59%	61%

Total	100%	100%

Net income for the first quarter of 2008 was higher than the first quarter of 2007. The reasons for the increase in net income in 2008 include an improvement in operating performance at Ducommun AeroStructures, Inc. (“DAS”) and a decrease in interest expense due to lower debt and lower interest rates in 2008. The positive factors were partially offset by lower operating performance at Ducommun Technologies, Inc. (“DTI”), and a higher effective tax rate in 2008.

Results of Operations

First Quarter of 2008 Compared to First Quarter of 2007

Net sales in the first quarter of 2008 were $98,658,000, compared to net sales of $88,052,000 for 2007. Net sales in the first quarter of 2008 increased 12% from the same period last year due to an increase in commercial and military sales. The Company’s mix of business in the first quarter of 2008 was approximately 59% military, 39% commercial, and 2% space, compared to 59% military, 38% commercial, and 3% space in the first quarter of 2007.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the first quarters of 2008 and 2007, sales to these customers were as follows:

	(In thousands)
	Three Months Ended
	March 29, 2008	March 31, 2007
Boeing	$34,022	$29,161
United States government	7,863	8,009
Raytheon	6,941	6,995

Total	$48,826	$44,165

At March 29, 2008, trade receivables from Boeing, the United States government and Raytheon were $9,010,000, $2,493,000 and $5,139,000, respectively. The sales and receivables relating to these customers are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $58,137,000, or 59% of total sales in the first quarter of 2008, compared to $52,260,000, or 59% of total sales in the first quarter of 2007. The increase in military sales in the first quarter of 2008 resulted principally from a $2,991,000 increase in sales in the Apache helicopter program, a $4,221,000 increase in sales in other military helicopter programs and a $811,000 increase in sales in the C-17 program at DAS, and a $908,000 increase in sales of engineering services at DTI, partially offset by a $1,127,000 decrease in sales in the F-15 program at DTI. The Apache helicopter program accounted for approximately $14,998,000 in sales in the first quarter of 2008, compared to $12,007,000 in sales in the first quarter of 2007. The C-17 program accounted for approximately $8,997,000 in sales in the first quarter of 2008, compared to $8,186,000 in sales in the first quarter of 2007.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $38,470,000, or 39% of total sales in the first quarter of 2008, compared to $33,203,000, or 38% of total sales in the first quarter of 2007. The increase in commercial sales in the first quarter of 2008 resulted principally from a $2,249,000 increase in sales for Boeing commercial aircraft programs, a $2,450,000 increase in commercial aftermarket sales and a $1,539,000 increase in sales in the Carson helicopter program. The Boeing 737NG program accounted for approximately $10,378,000 in sales in the first quarter of 2008, compared to $8,410,000 in sales in the first quarter of 2007. The Boeing 777 program accounted for approximately $2,733,000 in sales in the first quarter of 2008, compared to $3,059,000 in sales in the first quarter of 2007.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $2,051,000, or 2% of total sales in the first quarter of 2008, compared to $2,589,000, or 3% of total sales in the first quarter of 2007. The decrease in sales for space programs resulted principally from a decrease in engineering services at DTI.

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of March 29, 2008, backlog believed to be firm was approximately $392,026,000, compared to $353,225,000 at December 31, 2007. Approximately $203,000,000 of total backlog is expected to be delivered during the remainder of 2008. The backlog at March 29, 2008 included the following programs:

Backlog (In thousands)
737NG	$50,727
Apache Helicopter	39,288
Chinook Helicopter	36,286
Sikorsky Helcopter	35,966
C-17	24,696
F-18	18,778

$205,741

Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

Gross profit, as a percent of sales, increased to 21.2% in the first quarter of 2008 from 21.0% in the first quarter of 2007. The gross profit margin increase was primarily attributable to an improvement in operating performance at DAS, partially offset by lower operating performance at DTI.

Selling, general and administrative (“SG&A”) expenses increased to $12,379,000, or 12.5% of sales, in the first quarter of 2008, compared to $12,226,000, or 13.9% of sales, in the first quarter of 2007.

Interest expense was $203,000 in the first quarter of 2008, compared to $652,000 in the first quarter of 2007. The decrease was primarily due to lower debt and lower interest rates in 2008.

Income tax expense increased to $3,057,000 in the first quarter of 2008, compared to $1,799,000 in the first quarter of 2007. The increase in income tax expense was due to an increase in income before taxes and a higher effective income tax rate. The Company’s effective tax rate for the first quarter of 2008 was 36.8%, compared to 32.1% in the first quarter of 2007. The Company’s effective tax rate in the first quarter of 2007 included the benefit of research and development tax credits. However, the Company’s effective tax rate in the first quarter of 2008 did not include the benefit of research and development tax credits since the federal tax law providing for research and development tax credits has not been extended for 2008. Cash expended to pay income taxes was $636,000 in the first quarter of 2008, compared to $33,000 in the first quarter of 2007.

Net income for the first quarter of 2008 was $5,252,000, or $0.49 diluted earnings per share, compared to $3,800,000, or $0.37 diluted earnings per share, in the first quarter of 2007.

Financial Condition

Cash Flow Summary

Net cash used in operating activities for the first three months of 2008 and 2007 was $14,727,000 and $13,383,000, respectively. Net cash used in operating activities for the first three months of 2008 was impacted by an increase in accounts receivables of $8,179,000 and unbilled receivables of $1,738,000 primarily related to the timing of billings to customers, and an increase in inventory of $5,854,000 primarily related to work-in-process for production jobs scheduled to be shipped in 2008. Net cash used in operating activities for the first three months of 2008 was also impacted by a decrease in accounts payable of $3,674,000 due to timing of payments of vendor invoices and a decrease in accrued and other liabilities of $3,713,000 due to the payment of 2007 accrued bonuses.

Net cash used in investing activities for the first three months of 2008 consisted primarily of $2,855,000 of capital expenditures.

Net cash used in financing activities for the first three months of 2008 of $838,000 included approximately $1,000,000 of net repayment of debt and $133,000 of net cash received from the exercise of stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

Liquidity and Capital Resources

The Company is party to an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (5.25% at March 29, 2008) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (2.70% at March 29, 2008 for one month LIBOR) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At March 29, 2008, the Company had $53,484,000 of unused lines of credit, after deducting $1,516,000 for outstanding standby letters of credit. The Company had outstanding loans of $20,000,000 and was in compliance with all covenants at March 29, 2008.

The weighted average interest rate on borrowings outstanding was 4.11% at March 29, 2008, compared to 6.15% at March 31, 2007.

The Company had $13,151,000 of cash and cash equivalents at March 29, 2008.

On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The Company believes that the credit risk associated with the counterparty is nominal. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of March 29, 2008, the one month LIBOR rate was approximately 2.70%. The fair value of the $20,000,000 notional amount of the interest rate swap was a liability of approximately $1,147,000 at March 29, 2008.

The Company expects to spend less than $11,000,000 for capital expenditures in 2008. The capital expenditures in 2008 are principally to support new contract awards at DAS and DTI and offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft programs.

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

As of March 29, 2008, the Company expects to make the following payments on its contractual obligations (in thousands):

	Total	Payments Due by Period
Contractual Obligations		Remainder of 2008	2009- 2011	2012- 2014	After 2014
Interest rate swap	$1,147	$574	$573	$—	$—
Future interest on notes payable and long-term debt	1,496	651	845	—	—
Pension liability	2,368	1,050	1,318	—	—
Liabilities related to uncertain tax positions	3,284	677	2,607	—	—
Environmental commitments	4,702	258	474	474	3,496
Operating leases	8,234	2,729	4,861	494	150
Long-term debt	24,766	869	23,897	—	—

Total	$45,997	$6,808	$34,575	$968	$3,646

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

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles (“GAAP”). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The effective date of SFAS No. 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Certain provisions of SFAS No. 157 are effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities in the first quarter of 2008 did not have a material effect on the Company’s results of operations and financial position. The Company is currently evaluating the impact of adoption SFAS No. 157 for nonfinancial assets and liabilities, on its results of operations and financial position.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 was effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows in the first quarter of 2008.

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

In December 2007, FASB issued Statement Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions. The effective date to adopt SFAS No. 160 for the Company is January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material effect on its results of operations and financial position.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flow. The provisions of SFAS No. 161 are effective for the Company beginning in the first quarter of 2009. The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s results of operations and financial position.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company uses an interest rate swap for certain debt obligations to manage exposure to interest rate changes. On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of March 29, 2008, the one month LIBOR rate was approximately 2.70% and the fair value of the interest rate swap was a liability of approximately $1,147,000. An increase or decrease of 50 basis-points in the LIBOR interest rate of the swap at March 29, 2008 would result in a change of approximately $250,000 in the fair value of the swap.

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 3 of the Company’s Form 10-K for the year ended December 31, 2007 for a discussion of the lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc.

Item 1A.	Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2007 for a discussion of risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Issuer Purchases of Equity Securities For the Three Months Ended March 29, 2008

Period	Total Number of Shares (or Units) Purchase (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Period beginning
January 1, 2008 and ending January 26, 2008	0	$0.00	0	$4,704,000
Period beginning
January 27, 2008 and ending February 23, 2008	0	$0.00	0	$4,704,000
Period beginning
February 24, 2008 and ending March 29, 2008	1,359	$27.43	0	$4,704,000

Total	1,359	$27.43	0	$4,704,000

(1)	The shares of common stock repurchased represent previously issued shares used by employees to pay the exercise price in connection with the exercise of stock options.

(2)

The Company did not repurchase any of its common stock during the first quarter of 2008 or the year ended December 31, 2007 in the open market. At March 29, 2008, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

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
Joseph C. Berenato Chairman and Chief Executive Officer (Duly Authorized Officer of the Registrant)

By:	/s/ Samuel D. Williams
Samuel D. Williams Vice President and Controller (Chief Accounting Officer of the Registrant)

Date: April 28, 2008