Form 10-Q
period 2008-06-28
DUCOMMUN INC /DE/
filed 2008-07-28
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non–accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 28, 2008, there were outstanding 10,575,586 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Item 1.   Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	June 28, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$6,984	$31,571
Accounts receivable	57,846	39,226
Unbilled receivables	3,757	5,615
Inventories	77,974	67,769
Deferred income taxes	7,947	7,727
Other current assets	5,914	5,328

Total Current Assets	160,422	157,236
Property and Equipment, Net	57,775	56,294
Goodwill, Net	106,632	106,632
Other Assets	11,263	12,314

	$336,092	$332,476

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$2,856	$1,859
Accounts payable	27,662	33,845
Accrued liabilities	40,579	43,829

Total Current Liabilities	71,097	79,533
Long-Term Debt, Less Current Portion	21,773	23,892
Deferred Income Taxes	6,147	5,584
Other Long-Term Liabilities	10,264	9,416

Total Liabilities	109,281	118,425

Commitments and Contingencies
Shareholders’ Equity:
Common stock	106	105
Additional paid-in capital	55,139	53,444
Retained earnings	173,275	162,192
Accumulated other comprehensive loss	(1,709)	(1,690)

Total Shareholders’ Equity	226,811	214,051

	$336,092	$332,476

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Three Months Ended
	June 28, 2008	June 30, 2007
Sales and Service Revenues:
Product sales	$88,592	$76,374
Service revenues	14,273	14,730

Net Sales	102,865	91,104

Operating Costs and Expenses:
Cost of product sales	69,739	59,874
Cost of service revenues	11,433	11,436
Selling, general and administrative expenses	12,079	12,134

Total Operating Costs and Expenses	93,251	83,444

Operating Income	9,614	7,660
Interest Expense, Net	(390)	(765)

Income Before Taxes	9,224	6,895
Income Tax Expense, Net	(3,393)	(2,324)

Net Income	$5,831	$4,571

Earnings Per Share:
Basic earnings per share	$.55	$.44
Diluted earnings per share	$.55	$.44
Weighted Average Number of Common Shares Outstanding:
Basic	10,572	10,361
Diluted	10,684	10,474

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Six Months Ended
	June 28, 2008	June 30, 2007
Sales and Service Revenues:
Product sales	$172,901	$150,870
Service revenues	28,622	28,286

Net Sales	201,523	179,156

Operating Costs and Expenses:
Cost of product sales	135,973	118,644
Cost of service revenues	22,966	22,241
Selling, general and administrative expenses	24,458	24,360

Total Operating Costs and Expenses	183,397	165,245

Operating Income	18,126	13,911
Interest Expense, Net	(593)	(1,417)

Income Before Taxes	17,533	12,494
Income Tax Expense, Net	(6,450)	(4,123)

Net Income	$11,083	$8,371

Earnings Per Share:
Basic earnings per share	$1.05	$.81
Diluted earnings per share	$1.04	$.80
Weighted Average Number of Common Shares Outstanding:
Basic	10,562	10,331
Diluted	10,671	10,436

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For Six Months Ended
	June 28, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net Income	$11,083	$8,371
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	4,074	3,987
Amortization of other intangible assets	928	1,143
Amortization of discounted notes payable	28	36
Deferred income tax provision	355	650
Income tax benefit from stock-based compensation, net	72	116
Stock-based compensation expense	1,163	1,024
Net increase/(reduction) of contract cost overruns	554	(544)
Other	662	103
Changes in Assets and Liabilities:
Accounts receivable - (increase)	(18,694)	(2,950)
Unbilled receivables - decrease/(increase)	1,858	(401)
Inventories - (increase)	(10,205)	(10,290)
Other assets - (increase)/decrease	(463)	730
Accounts payable - (decrease)	(6,183)	(10,908)
Accrued and other liabilities - (decrease)/increase	(2,949)	1,198

Net Cash Used in Operating Activities	(17,717)	(7,735)

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,180)	(5,029)

Net Cash Used in Investing Activities	(6,180)	(5,029)

Cash Flows from Financing Activities:
Net (repayments)/borrowings of long-term debt	(1,150)	11,297
Net cash effect of exercise related to stock options	387	1,151
Excess tax benefit from stock-based compensation	73	497

Net Cash (Used in)/Provided by Financing Activities	(690)	12,945

Net (Decrease)/Increase in Cash and Cash Equivalents	(24,587)	181
Cash and Cash Equivalents at Beginning of Period	31,571	378

Cash and Cash Equivalents at End of Period	$6,984	$559

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of June 28, 2008, the consolidated statements of income are unaudited for the three months and six months ended June 28, 2008 and June 30, 2007 and the consolidated statements of cash flows are unaudited for the six months ended June 28, 2008 and June 30, 2007. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2007. The results of operations for the three months and six months ended June 28, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Basic weighted average shares outstanding	10,572,000	10,361,000	10,562,000	10,331,000
Dilutive potential common shares	112,000	113,000	109,000	105,000

Diluted weighted average shares outstanding	10,684,000	10,474,000	10,671,000	10,436,000

The numerator used to compute diluted earnings per share is as follows:
	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net earnings (total numerator)	$5,831,000	$4,571,000	$11,083,000	$8,371,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Stock options and stock units	440,434	563,300	440,730	563,300

Comprehensive Income

Certain items such as unrealized gains and losses on certain investments in debt and equity securities and pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is included in other comprehensive loss and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a pension liability adjustment of $1,331,000 net of tax, and an interest rate hedge mark-to-market adjustment of $378,000, net of tax at June 28, 2008, compared to a pension liability adjustment of $1,331,000, net of tax, and an interest rate hedge mark-to-market adjustment of $359,000, net of tax at December 31, 2007.

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

Note 2. Inventories

Inventories consist of the following:

	(In thousands)
	June 28, 2008	December 31, 2007
Raw materials and supplies	$20,509	$21,818
Work in process	70,091	60,436
Finished goods	2,202	1,957

	92,802	84,211
Less progress payments	14,828	16,442

Total	$77,974	$67,769

Note 3. Long-Term Debt and Fair Value

Long-term debt is summarized as follows:

	(In thousands)
	June 28, 2008	December 31, 2007
Bank credit agreement	$20,000	$20,000
Notes and other obligations for acquisitions	4,629	5,751

Total debt	24,629	25,751
Less current portion	2,856	1,859

Total long-term debt	$21,773	$23,892

The Company is party to an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (5.00% at June 28, 2008) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (2.48% at June 28, 2008 for one month LIBOR) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At June 28, 2008, the Company had $53,484,000 of unused lines of credit, after deducting $1,516,000 for outstanding standby letters of credit. The Company had outstanding loans of $20,000,000 and was in compliance with all covenants at June 28, 2008.

The weighted average interest rate on borrowings outstanding was 4.78% at June 28, 2008, compared to 6.36% at June 30, 2007.

The Company had $6,984,000 of cash and cash equivalents at June 28, 2008.

On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The Company believes that the credit risk associated with the counterparty is nominal. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of June 28, 2008, the one month LIBOR rate was approximately 2.48%. The fair value of the $20,000,000 notional amount of the interest rate swap was a liability of approximately $631,000 at June 28, 2008.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 28, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of June 28, 2008
Recurring Fair Value Measures (In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap	$—	$—	$—	$—

Liabilities:
Interest rate swap	$—	$631,000	$—	$631,000

Note 4. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At June 28, 2008 and June 30, 2007, no preferred shares were issued or outstanding.

At June 28, 2008, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company did not repurchase any of its common stock during the three months ended June 28, 2008 and June 30, 2007, in the open market.

Note 5. Employee Benefit Plans

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$137	$137	$274	$274
Interest cost	188	188	376	376
Expected return on plan assets	(225)	(225)	(450)	(451)
Amortization of actuarial loss	17	34	34	68

Net periodic post retirement benefit cost	$117	$134	$234	$267

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

Note 7. Income Taxes

The Company records the interest charge and penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. The Company had approximately $567,000 and $435,000 for the payment of interest and penalties accrued at June 28, 2008 and December 31, 2007, respectively.

The Company’s total amount of unrecognized tax benefits was approximately $2,859,000 and $2,720,000 at June 28, 2008 and December 31, 2007, respectively. These amounts, if recognized, would affect the annual income tax rate.

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

Financial information by operating segment is set forth below:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net Sales:
Ducommun AeroStructures	$65,134	$52,843	$128,983	$105,090
Ducommun Technologies	37,731	38,261	72,540	74,066

Total Net Sales	$102,865	$91,104	$201,523	$179,156

Segment Operating Income
Ducommun AeroStructures	$9,579	$6,802	$20,122	$13,284
Ducommun Technologies	2,550	3,676	3,777	5,749

	12,129	10,478	23,899	19,033
Corporate General and Administrative Expenses	(2,515)	(2,818)	(5,773)	(5,122)

Total Operating Income	$9,614	$7,660	$18,126	$13,911

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	June 28, 2008	December 31, 2007
Total Assets:
Ducommun AeroStructures	$175,549	$154,978
Ducommun Technologies	139,779	132,643
Corporate Administration	20,764	44,855

Total Assets	$336,092	$332,476

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Sales, diluted earnings per share, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, and the effective tax rate in the second quarter and the first six months of 2008 and 2007, respectively, were as follows:

	Second Quarter		Six Months
	2008	2007	2008	2007
Sales (in $000’s)	$102,865	$91,104	$201,523	$179,156
Diluted Earnings Per Share	$0.55	$0.44	$1.04	$0.80
Gross Profit % of Sales	21.1%	21.7%	21.1%	21.4%
SG&A Expense % of Sales	11.7%	13.3%	12.1%	13.6%
Effective Tax Rate	36.8%	33.7%	36.8%	33.0%

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs.

The Company’s mix of military, commercial and space business in the second quarter and the first six months of 2008 and 2007, respectively, was approximately as follows:

	Second Quarter		Six Months
	2008	2007	2008	2007
Military	58%	61%	58%	61%
Commercial	40%	37%	40%	37%
Space	2%	2%	2%	2%

Total	100%	100%	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache helicopter programs. Sales to these programs, as a percentage of total sales, for the second quarter and first six months of 2008 and 2007, respectively, were approximately as follows:

	Second Quarter		Six Months
	2008	2007	2008	2007
Boeing Commercial Aircraft	17%	19%	17%	18%
Boeing C-17 Aircraft	10%	9%	9%	9%
Boeing Apache Helicopter	13%	14%	14%	14%
All Others	60%	58%	60%	59%

Total	100%	100%	100%	100%

Net income for the second quarter and first six months of 2008 was higher than the second quarter and first six months of 2007. The reasons for the increase in net income in 2008 include an improvement in operating performance at Ducommun AeroStructures, Inc. (“DAS”) and a decrease in interest expense due to lower debt and lower interest rates in 2008. The positive factors were partially offset by lower operating performance at Ducommun Technologies, Inc. (“DTI”), and a higher effective tax rate in 2008.

Results of Operations

Second Quarter 2008 Compared to Second Quarter 2007

Net sales in the second quarter of 2008 were $102,865,000, compared to net sales of $91,104,000 for the second quarter of 2007. Net sales in the second quarter of 2008 increased 13% from the same period last year due to an increase in commercial and military sales. The Company’s mix of business in the second quarter of 2008 was approximately 58% military, 40% commercial, and 2% space, compared to 61% military, 37% commercial, and 2% space in the second quarter of 2007.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the second quarters of 2008 and 2007, sales to these customers were as follows:

	(In thousands)
	Second Quarter Ended
	June 28, 2008	June 30, 2007
Boeing	$34,488	$32,652
United States Government	8,092	7,610
Raytheon	6,973	7,097

Total	$49,553	$47,359

At June 28, 2008, trade receivables from Boeing, the United States government and Raytheon were $16,110,000, $7,389,000 and $4,018,000, respectively. The sales and receivables relating to these customers are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $59,176,000, or 58% of total sales in the second quarter of 2008, compared to $56,005,000, or 61% of total sales in the second quarter of 2007. The increase in military sales in the second quarter of 2008 resulted principally from a $1,919,000 increase in sales in the C-17 program at DAS, and a $1,252,000 net increase in all other military programs at DAS and at DTI. The Apache helicopter program accounted for approximately $13,534,000 in sales in the second quarter of 2008, compared to $12,851,000 in sales in the second quarter of 2007. The C-17 program accounted for approximately $10,031,000 in sales in the second quarter of 2008, compared to $8,112,000 in sales in the second quarter of 2007.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $41,387,000, or 40% of total sales in the second quarter of 2008, compared to $33,363,000, or 37% of total sales in the second quarter of 2007. The increase in commercial sales in the second quarter of 2008 resulted principally from an increase in commercial aftermarket sales of $4,366,000 and a $3,322,000 increase in sales in the Carson helicopter program. The Boeing 737NG program accounted for approximately $11,556,000 in sales in the second quarter of 2008, compared to $10,721,000 in sales in the second quarter of 2007. The Boeing 777 program accounted for approximately $3,263,000 in sales in the second quarter of 2008, compared to $3,093,000 in sales in the second quarter of 2007.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $2,302,000, or 2% of total sales in the second quarter of 2008, compared to $1,736,000, or 2% of total sales in the second quarter of 2007. The decrease in sales for space programs resulted principally from a decrease in engineering services at DTI.

Gross profit, as a percent of sales, decreased to 21.1% in the second quarter of 2008 from 21.7% in the second quarter of 2007. The gross profit margin decrease was primarily attributable to lower operating performance at DTI, partially offset by an improvement in operating performance at DAS.

Selling, general and administrative (“SG&A”) expenses increased to $12,079,000, or 11.7% of sales, in the second quarter of 2008, compared to $12,134,000, or 13.3% of sales, in the second quarter of 2007.

Interest expense was $390,000 in the second quarter of 2008, compared to $765,000 in the second quarter of 2007. The decrease was primarily due to lower debt in 2008.

Income tax expense increased to $3,393,000 in the second quarter of 2008, compared to $2,324,000 in the second quarter of 2007. The increase in income tax expense was due to an increase in income before taxes and a higher effective income tax rate. The Company’s effective tax rate for the second quarter of 2008 was 36.8%, compared to 33.7% in the second quarter of 2007. The Company’s effective tax rate in the second quarter of 2007 included the benefit of research and development tax credits. However, the Company’s effective tax rate in the second quarter of 2008 did not include the benefit of research and development tax credits since the federal tax law providing for research and development tax credits has not been extended for 2008. Cash expended to pay income taxes was $4,606,000 in the second quarter of 2008, compared to $3,466,000 in the second quarter of 2007.

Net income for the second quarter of 2008 was $5,831000, or $0.55 diluted earnings per share, compared to $4,571,000, or $0.44 diluted earnings per share, in the second quarter of 2007.

Six Months 2008 Compared to Six Months 2007

Net sales in the first six months of 2008 were $201,523,000, compared to net sales of $179,156,000 for the first six months of 2007. Net sales in the first six months of 2008 increased 12% from the same period last year due to an increase in commercial and military sales. The Company’s mix of business in the first six months of 2008 was approximately 58% military, 40% commercial, and 2% space, compared to 61% military, 37% commercial, and 2% space in the first six months of 2007.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the first six months of 2008 and 2007, sales to these customers were as follows:

	(In thousands)
	Six Months Ended
	June 28, 2008	June 30, 2007
Boeing	$68,510	$61,813
United States Government	15,955	15,619
Raytheon	13,914	14,092

Total	$98,379	$91,524

At June 28, 2008, trade receivables from Boeing, the United States government and Raytheon were $16,110,000, $7,389,000 and $4,018,000, respectively. The sales and receivables relating to these customers are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $117,313,000, or 58% of total sales in the first six months of 2008, compared to $108,265,000, or 61% of total sales in the first six months of 2007. The increase in military sales in the first six months of 2008 resulted principally from a $3,674,000 increase in sales in the Apache helicopter program, a $4,271,000 increase in sales in other military helicopter programs and a $2,730,000 increase in sales in the C-17 program at DAS, partially offset by a $2,345,000 decrease in sales in the F-15 program and a $1,479,000 decrease in sales in the F-18 program at DTI. The Apache helicopter program accounted for approximately $28,532,000 in sales in the first six months of 2008, compared to $24,858,000 in sales in the first six months of 2007. The C-17 program accounted for approximately $19,028,000 in sales in the first six months of 2008, compared to $16,298,000 in sales in the first six months of 2007.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $79,857,000, or 40% of total sales in the first six months of 2008, compared to $66,566,000, or 37% of total sales in the first six months of 2007. The increase in commercial sales in the first six months of 2008 resulted principally from a $2,084,000 increase in sales for Boeing commercial aircraft programs, a $6,816,000 increase in commercial aftermarket sales and a $4,861,000 increase in sales in the Carson helicopter program. The Boeing 737NG program accounted for approximately $21,934,000 in sales in the first six months of 2008, compared to $19,131,000 in sales in the first six months of 2007. The Boeing 777 program accounted for approximately $5,996,000 in sales in the first six months of 2008, compared to $6,152,000 in sales in the first six months of 2007.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $4,353,000, or 2% of total sales in the first six months of 2008, compared to $4,325,000, or 2% of total sales in the first six months of 2007.

Gross profit, as a percent of sales, decreased to 21.1% in the first six months of 2008 from 21.4% in the first six months of 2007. The gross profit margin decrease was primarily attributable to lower operating performance at DTI, partially offset by an improvement in operating performance at DAS.

Selling, general and administrative (“SG&A”) expenses increased to $24,458,000, or 12.1% of sales, in the first six months of 2008, compared to $24,360,000, or 13.6% of sales, in the first six months of 2007.

Interest expense was $593,000 in the first six months of 2008, compared to $1,417,000 in the first six months of 2007. The decrease was primarily due to lower debt in 2008.

Income tax expense increased to $6,450,000 in the first six months of 2008, compared to $4,123,000 in the first six months of 2007. The increase in income tax expense was due to an increase in income before taxes and a higher effective income tax rate. The Company’s effective tax rate for the first six months of 2008 was 36.8%, compared to 33.0% in the first six months of 2007. The Company’s effective tax rate in the first six months of 2007 included the benefit of research and development tax credits. However, the Company’s effective tax rate in the first six months of 2008 did not include the benefit of research and development tax credits since the federal tax law providing for research and development tax credits has not been extended for 2008. Cash expended to pay income taxes was $5,242,000 in the first six months of 2008, compared to $3,499,000 in the first six months of 2007.

Net income for the first six months of 2008 was $11,083,000, or $1.04 diluted earnings per share, compared to $8,371,000, or $0.80 diluted earnings per share, in the first six months of 2007.

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of June 28, 2008, backlog believed to be firm was approximately $382,651,000, compared to $353,225,000 at December 31, 2007. Approximately $143,000,000 of total backlog is expected to be delivered during the remainder of 2008. The backlog at June 28, 2008 included the following programs:

Backlog (In thousands)
737NG	$43,709
Sikorsky Helcopter	34,851
Chinook Helicopter	32,191
Carson Helicopter	28,974
Apache Helicopter	25,933
F-15	18,830
C-17	18,476
F-18	16,577

$219,541

Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

Financial Condition

Cash Flow Summary

Net cash used in operating activities for the first six months of 2008 and 2007 was $17,717,000 and $7,735,000, respectively. Net cash used in operating activities for the first six months of 2008 was impacted by an increase in accounts receivables of $18,694,000 primarily related to the timing of billings to customers, and an increase in inventory of $10,205,000 primarily related to work-in-process for production jobs scheduled to be shipped in 2008. Net cash used in operating activities for the first six months of 2008 was also impacted by a decrease in accounts payable of $6,183,000 due to timing of payments of vendor invoices and a decrease in accrued and other liabilities of $2,949,000 primarily due to the payment of 2007 accrued bonuses.

Net cash used in investing activities for the first six months of 2008 consisted primarily of $6,180,000 of capital expenditures.

Net cash used in financing activities for the first six months of 2008 of $690,000 included approximately $1,150,000 of net repayment of debt and $387,000 of net cash received from the exercise of stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

Liquidity and Capital Resources

The Company is party to an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (5.00% at June 28, 2008) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (2.48% at June 28, 2008 for one month LIBOR) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At June 28, 2008, the Company had $53,484,000 of unused lines of credit, after deducting $1,516,000 for outstanding standby letters of credit. The Company had outstanding loans of $20,000,000 and was in compliance with all covenants at June 28, 2008.

The weighted average interest rate on borrowings outstanding was 4.78% at June 28, 2008, compared to 6.36% at June 30, 2007.

The Company had $6,984,000 of cash and cash equivalents at June 28, 2008.

On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The Company believes that the credit risk associated with the counterparty is nominal. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of June 28, 2008, the one month LIBOR rate was approximately 2.48%. The fair value of the $20,000,000 notional amount of the interest rate swap was a liability of approximately $631,000 at June 28, 2008.

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

As of June 28, 2008, the Company expects to make the following payments on its contractual obligations (in thousands):

	Total	Payments Due by Period
Contractual Obligations		Remainder of 2008	2009- 2011	2012- 2014	After 2014
Interest rate swap	$631	$316	$315	$—	$—
Future interest on notes payable and long-term debt	1,224	379	845	—	—
Pension liability	2,368	—	2,368	—	—
Liabilities related to uncertain tax positions	3,558	693	2,865	—	—
Environmental commitments	4,702	258	474	474	3,496
Operating leases	10,331	2,025	7,779	506	21
Long-term debt	24,629	745	23,884	—	—

Total	$47,443	$4,416	$38,530	$980	$3,517

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas. The lawsuit is qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in 32 aircraft ultimately sold to the United States government. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to six times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. The Company intends to defend itself vigorously against the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

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

The Company uses an interest rate swap for certain debt obligations to manage exposure to interest rate changes. On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of June 28, 2008, the one month LIBOR rate was approximately 2.48% and the fair value of the interest rate swap was a liability of approximately $631,000. An increase or decrease of 50 basis-points in the LIBOR interest rate of the swap at June 28, 2008 would result in a change of approximately $406,000 in the fair value of the swap.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 3 of the Company’s Form 10-K for the year ended December 31, 2007 for a discussion of the lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc.

Item 1A.	Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2007 for a discussion of risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities For the Three Months Ended June 28, 2008

Period	Total Number of Shares (or Units) Purchase (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Period beginning March 30, 2008 and ending April 26, 2008	0	$0.00	0	$4,704,000
Period beginning April 27, 2008 and ending May 24, 2008	0	$0.00	0	$4,704,000
Period beginning May 25, 2008 and ending June 28, 2008	0	$0.00	0	$4,704,000

Total	0	$0.00	0	$4,704,000

(1)	The shares of common stock repurchased represent previously issued shares used by employees to pay the exercise price in connection with the exercise of stock options.

(2)

The Company did not repurchase any of its common stock during the second quarter of 2008 or the year ended December 31, 2007 in the open market. At June 28, 2008, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Shareholders of the Company was held on May 7, 2008. At the meeting, the shareholders approved the election of Joseph C. Berenato and Robert D. Paulson as directors to serve for three-year terms ending in 2011 and the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2008. The shareholder vote on these matters was as follows:

	For	Withheld
Election of Joseph C. Berenato as director for a three-year term expiring in 2011	7,942,567	1,693,307
Election of Robert D. Paulson as director for a three-year term expiring in 2011	9,365,144	270,730

	For	Against	Abstain
Ratification of Selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2008	9,532,082	100,041	6,751

The directors whose term of office continued after the 2008 Annual Meeting of Shareholders were H. Frederick Christie, Eugene P. Conese, Jr., Ralph D. Crosby, Jr., Robert C. Ducommun, and Eric K. Shinseki.

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

Date: July 28, 2008