Form 10-Q
period 2008-09-27
DUCOMMUN INC /DE/
filed 2008-10-27
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non–accelerated filer ☐ (Do not check if a smaller reporting company). Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 27, 2008, there were outstanding 10,580,586 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Item 1. Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	September 27, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$20,170	$31,571
Accounts receivable	49,974	39,226
Unbilled receivables	5,910	5,615
Inventories	79,891	67,769
Deferred income taxes	7,043	7,727
Other current assets	6,590	5,328

Total Current Assets	169,578	157,236
Property and Equipment, Net	58,560	56,294
Goodwill, Net	106,632	106,632
Other Assets	11,021	12,314

	$345,791	$332,476

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$2,864	$1,859
Accounts payable	29,692	33,845
Accrued liabilities	42,411	43,829

Total Current Liabilities	74,967	79,533
Long-Term Debt, Less Current Portion	21,029	23,892
Deferred Income Taxes	6,534	5,584
Other Long-Term Liabilities	10,411	9,416

Total Liabilities	112,941	118,425

Commitments and Contingencies
Shareholders’ Equity:
Common stock	106	105
Additional paid-in capital	55,705	53,444
Retained earnings	178,746	162,192
Accumulated other comprehensive loss	(1,707)	(1,690)

Total Shareholders’ Equity	232,850	214,051

	$345,791	$332,476

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Three Months Ended
	September 27, 2008	September 29, 2007
Sales and Service Revenues:
Product sales	$86,299	$80,509
Service revenues	14,557	14,156

Net Sales	100,856	94,665

Operating Costs and Expenses:
Cost of product sales	68,462	62,748
Cost of service revenues	11,571	11,387
Selling, general and administrative expenses	11,484	11,831

Total Operating Costs and Expenses	91,517	85,966

Operating Income	9,339	8,699
Interest Expense, Net	(355)	(628)

Income Before Taxes	8,984	8,071
Income Tax Expense, Net	(2,720)	(2,239)

Net Income	$6,264	$5,832

Earnings Per Share:
Basic earnings per share	$.59	$.56
Diluted earnings per share	$.59	$.55
Weighted Average Number of Common Shares Outstanding:
Basic	10,578	10,409
Diluted	10,693	10,560

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Nine Months Ended
	September 27, 2008	September 29, 2007
Sales and Service Revenues:
Product sales	$259,200	$231,379
Service revenues	43,179	42,442

Net Sales	302,379	273,821

Operating Costs and Expenses:
Cost of product sales	204,435	181,392
Cost of service revenues	34,537	33,628
Selling, general and administrative expenses	35,942	36,191

Total Operating Costs and Expenses	274,914	251,211

Operating Income	27,465	22,610
Interest Expense, Net	(948)	(2,045)

Income Before Taxes	26,517	20,565
Income Tax Expense, Net	(9,170)	(6,362)

Net Income	$17,347	$14,203

Earnings Per Share:
Basic earnings per share	$1.64	$1.37
Diluted earnings per share	$1.63	$1.36
Weighted Average Number of Common Shares Outstanding:
Basic	10,567	10,357
Diluted	10,671	10,440

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For Nine Months Ended
	September 27, 2008	September 29, 2007
Cash Flows from Operating Activities:
Net Income	$17,347	$14,203
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation	6,259	5,950
Amortization of other intangible assets	1,150	1,606
Amortization of discounted notes payable	42	52
Deferred income tax provision	1,645	1,009
Income tax benefit from stock-based compensation, net	87	257
Stock-based compensation expense	1,616	1,521
Expense of doubtful accounts	213	634
Net increase/(reduction) of contract cost overruns	282	(176)
Other	958	2
Changes in Assets and Liabilities:
Accounts receivable—(increase)	(10,961)	(4,249)
Unbilled receivables—(increase)	(295)	(688)
Inventories—(increase)	(12,122)	(10,690)
Other assets—(increase)	(1,119)	(479)
Accounts payable—(decrease)	(4,153)	(12,063)
Accrued and other liabilities—(decrease)/increase	(696)	4,098

Net Cash Provided by Operating Activities	253	987

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(9,520)	(8,440)

Net Cash Used in Investing Activities	(9,520)	(8,440)

Cash Flows from Financing Activities:
Net (Repayments)/Borrowings of Long-Term Debt	(1,900)	3,847
Cash Dividends Paid	(793)	—
Net Cash Effect of Exercise Related to Stock Options	484	2,843
Excess Tax Benefit from Stock-Based Compensation	75	772

Net Cash (Used in)/Provided by Financing Activities	(2,134)	7,462

Net (Decrease)/Increase in Cash and Cash Equivalents	(11,401)	9
Cash and Cash Equivalents at Beginning of Period	31,571	378

Cash and Cash Equivalents at End of Period	$20,170	$387

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of September 27, 2008, the consolidated statements of income are unaudited for the three months and nine months ended September 27, 2008 and September 29, 2007 and the consolidated statements of cash flows are unaudited for the nine months ended September 27, 2008 and September 29, 2007. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2007. The results of operations for the three months and nine months ended September 27, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Basic weighted average shares outstanding	10,578,000	10,409,000	10,567,000	10,357,000
Dilutive potential common shares	115,000	151,000	104,000	83,000

Diluted weighted average shares outstanding	10,693,000	10,560,000	10,671,000	10,440,000

The numerator used to compute diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net earnings (total numerator)	$6,264,000	$5,832,000	$17,347,000	$14,203,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Stock options and stock units	488,456	354,500	484,564	542,500

Comprehensive Income

Certain items such as unrealized gains and losses on certain investments in debt and equity securities and pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is included in other comprehensive loss and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a pension liability adjustment of $1,331,000 net of tax, and an interest rate hedge mark-to-market liability adjustment of $376,000, net of tax at September 27, 2008, compared to a pension liability adjustment of $1,331,000, net of tax, and an interest rate hedge mark-to-market liability adjustment of $359,000, net of tax at December 31, 2007.

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

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 was effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company has elected not to apply the fair value option.

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

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flow. The provisions of SFAS No. 161 are effective for the Company beginning in the first quarter of 2009. The adoption of SFAS No. 161 will not have a material effect on the Company’s results of operations and financial position.

Use of Estimates

Certain amounts and disclosures included in the consolidated financial statements required management to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Reclassifications

Certain prior period information has been reclassified to conform to the current period presentation.

Note 2. Inventories

Inventories consist of the following:

	(In thousands)
	September 27, 2008	December 31, 2007
Raw materials and supplies	$21,591	$21,818
Work in process	71,780	60,436
Finished goods	3,241	1,957

	96,612	84,211
Less progress payments	16,721	16,442

Total	$79,891	$67,769

Note 3. Long-Term Debt and Fair Value

Long-term debt is summarized as follows:

	(In thousands)
	September 27, 2008	December 31, 2007
Bank credit agreement	$20,000	$20,000
Notes and other obligations for acquisitions	3,893	5,751

Total debt	23,893	25,751
Less current portion	2,864	1,859

Total long-term debt	$21,029	$23,892

The Company is party to an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (5.00% at September 27, 2008) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (3.71% at September 27, 2008 for one month LIBOR) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At September 27, 2008, the Company had $53,484,000 of unused lines of credit, after deducting $1,516,000 for outstanding standby letters of credit. The Company had outstanding loans of $20,000,000 and was in compliance with all covenants at September 27, 2008.

On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The Company believes that the credit risk associated with the counterparty is nominal. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of September 27, 2008, the one month LIBOR rate was approximately 3.71%. The fair value of the $20,000,000 notional amount of the interest rate swap was a liability of approximately $627,000 at September 27, 2008.

The weighted average interest rate on borrowings outstanding was 4.87% at September 27, 2008, compared to 5.35% at September 29, 2007.

The Company had $20,170,000 of cash and cash equivalents at September 27, 2008.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 27, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of September 27, 2008
Recurring Fair Value Measures (In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap	$—	$—	$—	$—

Liabilities:
Interest rate swap	$—	$627,000	$—	$627,000

Note 4. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At September 27, 2008 and September 29, 2007, no preferred shares were issued or outstanding.

At September 27, 2008, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company did not repurchase any of its common stock during the nine months ended September 27, 2008 and September 29, 2007, in the open market.

Note 5. Employee Benefit Plans

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost	$137	$137	$411	$411
Interest cost	188	188	564	564
Expected return on plan assets	(225)	(225)	(675)	(676)
Amortization of actuarial loss	17	34	51	102

Net periodic post retirement benefit cost	$117	$134	$351	$401

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

Note 7. Income Taxes

The Company records the interest charge and penalty charge, if any, with respect to uncertain tax positions as a component of income tax expense. The Company had approximately $521,000 and $435,000 for the payment of interest and penalties accrued at September 27, 2008 and December 31, 2007, respectively.

The Company’s total amount of unrecognized tax benefits was approximately $2,572,000 and $2,720,000 at September 27, 2008 and December 31, 2007, respectively. These amounts, if recognized, would affect the annual income tax rate.

The Company’s federal income tax returns for 2005 and 2006 and California franchise (income) tax returns for 2004 and 2005 have been selected for examination. Management does not expect the results of these examinations to have a material impact on the Company’s financial statements. Other federal income tax returns after 2006, other California franchise (income) tax returns after 2002 and other state income tax returns after 2003 are subject to examination.

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

Financial information by operating segment is set forth below:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net Sales:
Ducommun AeroStructures	$62,787	$57,636	$191,770	$162,726
Ducommun Technologies	38,069	37,029	110,609	111,095

Total Net Sales	$100,856	$94,665	$302,379	$273,821

Segment Operating Income
Ducommun AeroStructures	$9,553	$8,737	$29,675	$22,021
Ducommun Technologies	2,320	2,316	6,097	8,065

	11,873	11,053	35,772	30,086
Corporate General and Administrative Expenses	(2,534)	(2,354)	(8,307)	(7,476)

Total Operating Income	$9,339	$8,699	$27,465	$22,610

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	September 27, 2008	December 31, 2007
Total Assets:
Ducommun AeroStructures	$177,511	$154,978
Ducommun Technologies	135,577	132,643
Corporate Administration	32,703	44,855

Total Assets	$345,791	$332,476

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

Domestic commercial aircraft programs include the Boeing 737NG, 747, 767, 777 and 787, and the Eclipse business jet. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16 and F-22 aircraft, and various aircraft and shipboard electronics upgrade programs. Commercial and military helicopter programs include helicopters manufactured by Boeing (principally the Apache and Chinook helicopters), Sikorsky, Bell, Augusta and Carson. The Company also supports various unmanned space launch vehicle and satellite programs.

Sales, diluted earnings per share, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, and the effective tax rate in the third quarter and the first nine months of 2008 and 2007, respectively, were as follows:

	Third Quarter Ended		Nine Months Ended
	2008	2007	2008	2007
Sales (in $000’s)	$100,856	$94,665	$302,379	$273,821
Diluted Earnings Per Share	$0.59	$0.55	$1.63	$1.36
Gross Profit % of Sales	20.6%	21.7%	21.0%	21.5%
SG&A Expense % of Sales	11.4%	12.5%	11.9%	13.2%
Effective Tax Rate	30.3%	27.7%	34.6%	30.9%

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs.

The Company’s mix of military, commercial and space business in the third quarter and the first nine months of 2008 and 2007, respectively, was approximately as follows:

	Third Quarter Ended		Nine Months Ended
	2008	2007	2008	2007
Military	56%	60%	58%	61%
Commercial	41	38	40	37
Space	3	2	2	2

Total	100%	100%	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache helicopter programs. Sales to these programs, as a percentage of total sales, for the third quarter and first nine months of 2008 and 2007, respectively, were approximately as follows:

	Third Quarter Ended		Nine Months Ended
	2008	2007	2008	2007
Boeing Commercial Aircraft	17%	18%	17%	18%
Boeing C-17 Aircraft	9	9	9	9
Boeing Apache Helicopter	12	15	14	14
All Others	62	58	60	59

Total	100%	100%	100%	100%

Net income for the third quarter and first nine months of 2008 was higher than the third quarter and first nine months of 2007. The reasons for the increase in net income in 2008 include an improvement in operating performance at Ducommun AeroStructures, Inc. (“DAS”) and a decrease in interest expense due to lower debt and lower interest rates in 2008. The positive factors were partially offset by lower operating performance at Ducommun Technologies, Inc. (“DTI”), and a higher effective tax rate in 2008.

Results of Operations

Third Quarter of 2008 Compared to Third Quarter of 2007

Net sales in the third quarter of 2008 were $100,856,000, compared to net sales of $94,665,000 for the third quarter of 2007. Net sales in the third quarter of 2008 increased 7% from the same period last year due to an increase in commercial sales. The Company’s mix of business in the third quarter of 2008 was approximately 56% military, 41% commercial, and 3% space, compared to 60% military, 38% commercial, and 2% space in the third quarter of 2007.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the third quarters of 2008 and 2007, sales to these customers were as follows:

	(In thousands)
	Third Quarter Ended
	September 27, 2008	September 29, 2007
Boeing	$32,758	$33,693
United States Government	7,500	9,484
Raytheon	8,774	7,893

Total	$49,032	$51,070

At September 27, 2008, trade receivables from Boeing, the United States government and Raytheon were $14,518,000, $2,109,000 and $4,235,000, respectively. The sales and receivables relating to these customers are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $56,781,000, or 56% of total sales in the third quarter of 2008, compared to $57,046,000, or 60% of total sales in the third quarter of 2007. The decrease in military sales in the third quarter of 2008 resulted principally from a $2,018,000 decrease in sales in the Apache program at DAS, partially offset by a $1,753,000 net increase in all other military programs at DAS and DTI. The Apache helicopter program accounted for approximately $12,453,000 in sales in the third quarter of 2008, compared to $14,471,000 in sales in the third quarter of 2007. The C-17 program accounted for approximately $9,202,000 in sales in the third quarter of 2008, compared to $8,837,000 in sales in the third quarter of 2007. Beginning in January 2009, the production rate and the Company’s sales for the Apache helicopter program are expected to be reduced by approximately one-half from the rate in 2008. We believe the reduction in the Apache production rate is due to an anticipated lower usage of the helicopter. The current program backlog will be shipped over an extended delivery schedule.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $41,580,000, or 41% of total sales in the third quarter of 2008, compared to $35,432,000, or 38% of total sales in the third quarter of 2007. The increase in commercial sales in the third quarter of 2008 resulted principally from an increase in commercial aftermarket sales of $6,309,000 at DAS and DTI, and a $4,613,000 increase in sales in the Sikorsky helicopter programs at DAS, partially offset by a $4,774,000 net decrease in all other commercial programs at DAS and DTI. The Boeing 737NG program accounted for approximately $10,228,000 in sales in the third quarter of 2008, compared to $10,210,000 in sales in the third quarter of 2007. The Boeing 777 program accounted for approximately $2,849,000 in sales in the third quarter of 2008, compared to $3,130,000 in sales in the third quarter of 2007. The Company estimated that the strike of Boeing by the International Association of Machinists and Aerospace Workers, which began on September 6, 2008, reduced the Company’s sales in the third quarter of 2008 by approximately $853,000 and, based on currently available information, is expected to reduce the Company’s sales for Boeing commercial aircraft in the fourth quarter of 2008 by between $5,800,000 and $7,000,000. We anticipate this reduction in sales in the fourth quarter 2008 to be partially offset by increased sales in other commercial business.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $2,495,000, or 3% of total sales in the third quarter of 2008, compared to $2,187,000, or 2% of total sales in the third quarter of 2007. The increase in sales for space programs resulted principally from an increase in engineering services at DTI.

Gross profit, as a percent of sales, decreased to 20.6% in the third quarter of 2008 from 21.7% in the third quarter of 2007. The gross profit margin decrease was primarily attributable to lower operating performance at DTI.

Selling, general and administrative (“SG&A”) expenses decreased to $11,484,000, or 11.4% of sales, in the third quarter of 2008, compared to $11,831,000, or 12.5% of sales, in the third quarter of 2007. The decrease in SG&A expenses, as a percentage of sales, was primarily the results of spreading SG&A costs over a higher volume of sales.

Interest expense was $355,000 in the third quarter of 2008, compared to $628,000 in the third quarter of 2007. The decrease was primarily due to lower debt in 2008.

Income tax expense increased to $2,720,000 in the third quarter of 2008, compared to $2,239,000 in the third quarter of 2007. The increase in income tax expense was due to an increase in income before taxes and a higher effective income tax rate. The Company’s effective tax rate for the third quarter of 2008 was 30.3%, compared to 27.7% in the third quarter of 2007. The Company’s effective tax rate in the third quarter of 2007 included the benefit of research and development tax credits. However, the Company’s effective tax rate in the third quarter of 2008 did not include the benefit of research and development tax credits. The federal tax law providing for research and development tax credits had not been extended by the end of September 27, 2008. The Company expects to record, in its fourth quarter of 2008, the benefit of R&D tax credits resulting from legislation enacted in October 2008. The R&D tax credit will effectively lower the Company’s 2008 fourth quarter and full year tax rate. The current legislation extends R&D tax credits through December 2009. As a result, the Company’s effective tax rate for the fourth quarter of 2008 is expected to be between 20% and 22%.

Net income for the third quarter of 2008 was $6,264,000, or $0.59 diluted earnings per share, compared to $5,832,000, or $0.55 diluted earnings per share, in the third quarter of 2007.

Nine Months of 2008 Compared to Nine Months of 2007

Net sales in the first nine months of 2008 were $302,379,000, compared to net sales of $273,821,000 for the first nine months of 2007. Net sales in the first nine months of 2008 increased 10% from the same period last year due to growth in both military and commercial sales. The Company’s mix of business in the first nine months of 2008 was approximately 58% military, 40% commercial, and 2% space, compared to 61% military, 37% commercial, and 2% space in the first nine months of 2007.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During the first nine months of 2008 and 2007, sales to these customers were as follows:

	(In thousands)
	Nine Months Ended
	September 27, 2008	September 29, 2007
Boeing	$101,268	$95,506
United States Government	23,455	25,103
Raytheon	22,688	21,985

Total	$147,411	$142,594

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $174,094,000, or 58% of total sales in the first nine months of 2008, compared to $165,311,000, or 61% of total sales in the first nine months of 2007. The increase in military sales in the first nine months of 2008 resulted principally from a $6,884,000 increase in sales to the Chinook program, a $3,095,000 increase in sales to the C-17 program and a $1,656,000 increase in sales in the Apache helicopter program, partially offset by $2,852,000 net decrease in all other military programs at DAS and DTI. The Apache helicopter program accounted for approximately $40,985,000 in sales in the first nine months of 2008, compared to $39,329,000 in sales in the first nine months of 2007. The C-17 program accounted for approximately $28,230,000 in sales in the first nine months of 2008, compared to $25,135,000 in sales in the first nine months of 2007. Beginning in January 2009, the production rate and the Company’s sales for the Apache helicopter program are expected to be reduced by approximately one-half from the rate in 2008. We believe the reduction in the Apache production rate is due to an anticipated lower usage of the helicopter. The current program backlog will be shipped over an extended delivery schedule.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $121,437,000, or 40% of total sales in the first nine months of 2008, compared to $101,998,000, or 37% of total sales in the first nine months of 2007. The increase in commercial sales in the first nine months of 2008 resulted principally from a $13,125,000 increase in commercial aftermarket sales at DAS and DTI, a $4,640,000, increase in sales in the Carson helicopter program at DAS and a $4,613,000 increase in sales to Sikorsky helicopter programs at DAS, partially offset by $2,939,000 decrease in all other commercial programs at DAS and DTI. The Boeing 737NG program accounted for approximately $32,162,000 in sales in the first nine months of 2008, compared to $29,341,000 in sales in the first nine months of 2007. The Boeing 777 program accounted for approximately $8,845,000 in sales in the first nine months of 2008, compared to $9,282,000 in sales in the first nine months of 2007. The Company estimated that the strike of Boeing by the International Association of Machinists and Aerospace Workers, which began on September 6, 2008, reduced the Company’s sales in the third quarter of 2008 by approximately $853,000 and, based on currently available information, is expected to reduce the Company’s sales for Boeing commercial aircraft in the fourth quarter of 2008 by between $5,800,000 and $7,000,000. We anticipate this reduction in sales in the fourth quarter 2008 to be partially offset by an increase in sales in other commercial business.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $6,848,000, or 2% of total sales in the first nine months of 2008, compared to $6,512,000, or 2% of total sales in the first nine months of 2007.

Gross profit dollars in the first nine months of 2008 increased to $63,407,000 from $58,801,000 in the first nine months of 2007. Gross profit, as a percent of sales, decreased to 21.0% in the first nine months of 2008 from 21.5% in the first nine months of 2007. The gross profit margin decrease was primarily attributable to lower operating performance at DTI, partially offset by an improvement in operating performance at DAS. Gross profit in 2008 was negatively impacted by a write-off of $166,000 of software cost that was capitalized in error in prior periods.

Selling, general and administrative (“SG&A”) expenses decreased to $35,942,000, or 11.9% of sales, in the first nine months of 2008, compared to $36,191,000, or 13.2% of sales, in the first nine months of 2007. The decrease in SG&A expenses, as a percentage of sales, was primarily the results of spreading SG&A costs over a higher volume of sales. SG&A expenses in 2008 included a write-off of $723,000 of software cost that was capitalized in error in prior periods.

Interest expense was $948,000 in the first nine months of 2008, compared to $2,045,000 in the first nine months of 2007. The decrease was primarily due to lower debt in 2008.

Income tax expense increased to $9,170,000 in the first nine months of 2008, compared to $6,362,000 in the first nine months of 2007. The increase in income tax expense was due to an increase in income before taxes and a higher effective income tax rate. The Company’s effective tax rate for the first nine months of 2008 was 34.6%, compared to 30.9% in the first nine months of 2007. The Company’s effective tax rate in the first nine months of 2007 included the benefit of research and development tax credits. However, the Company’s effective tax rate in the first nine months of 2008 did not include the benefit of research and development tax credits since the federal tax law providing for research and development tax credits had not been extended by the end of September 27, 2008. The Company expects to record, in its fourth quarter of 2008, the benefit of R&D tax credits resulting from legislation enacted in October 2008. The R&D tax credit will effectively lower the Company’s 2008 fourth quarter and full year tax rate. The current legislation extends R&D tax credits through December 2009. As a result, the Company’s effective tax rate for the full year of 2008 is expected to be between 31% and 32%.

Net income for the first nine months of 2008 was $17,347,000, or $1.63 diluted earnings per share, compared to $14,203,000, or $1.36 diluted earnings per share, in the first nine months of 2007.

As of September 27, 2008, backlog believed to be firm was approximately $444,163,000, compared to $353,225,000 at December 31, 2007. Approximately $90,000,000 of total backlog is expected to be delivered during the fourth quarter of 2008. Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. The backlog at September 27, 2008 included the following programs:

Backlog (In thousands)
Apache Helicopter	$59,908
737NG	57,064
Sikorsky Helcopter	39,409
Chinook Helicopter	30,218
C-17	29,794
Carson Helicopter	25,391
F-15	17,583
F-18	15,737

$275,104

Trends in the Company’s overall level of backlog may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales. Beginning in January 2009, the production rate and the Company’s sales for the Apache helicopter program are expected to be reduced by approximately one-half from the rate in 2008, as we anticipate lower usage of the helicopter. Current program backlog will be shipped over an extended delivery schedule.

Financial Condition

Cash Flow Summary

Net cash provided by operating activities for the first nine months of 2008 and 2007 was $253,000 and $987,000, respectively. Net cash provided by operating activities for the first nine months of 2008 was impacted by an increase in accounts receivables of $10,961,000 primarily related to the timing of billings to customers, and an increase in inventory of $12,122,000 primarily related to work-in-process for production jobs scheduled to be shipped in 2008 and 2009. Net cash provided by operating activities for the first nine months of 2008 was also impacted by a decrease in accounts payable of $4,153,000 due to timing of payments of vendor invoices.

Net cash used in investing activities for the first nine months of 2008 consisted primarily of $9,520,000 of capital expenditures.

Net cash used in financing activities for the first nine months of 2008 of $2,134,000 included approximately $1,900,000 of net repayment of debt, $793,000 of cash dividends paid and $484,000 of net cash received from the exercise of stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

Liquidity and Capital Resources

The Company is party to an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the

other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (5.00% at September 27, 2008) plus a spread (0% to 0.50% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (3.71% at September 27, 2008 for one month LIBOR) plus a spread (1.00% to 1.75% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At September 27, 2008, the Company had $53,484,000 of unused lines of credit, after deducting $1,516,000 for outstanding standby letters of credit. The Company had outstanding loans of $20,000,000 and was in compliance with all covenants at September 27, 2008.

The weighted average interest rate on borrowings outstanding was 4.87% at September 27, 2008, compared to 5.35% at September 29, 2007.

The Company had $20,170,000 of cash and cash equivalents at September 27, 2008.

On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The Company believes that the credit risk associated with the counterparty is nominal. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of September 27, 2008, the one month LIBOR rate was approximately 3.71%. The fair value of the $20,000,000 notional amount of the interest rate swap was a liability of approximately $627,000 at September 27, 2008.

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

As of September 27, 2008, the Company expects to make the following payments on its contractual obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Remainder of 2008	2009- 2011	2012- 2014	After 2014
Interest rate swap	$627	$78	$549	$—	$—
Future interest on notes payable and long-term debt	2,146	244	1,902	—	—
Pension liability	2,368	—	2,368	—	—
Liabilities related to uncertain tax positions	3,179	269	2,910	—	—
Environmental commitments	4,702	—	474	474	3,754
Operating leases	9,536	999	8,010	506	21
Long-term debt	23,893	—	23,893	—	—

Total	$46,451	$1,590	$40,106	$980	$3,775

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

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 was effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company has elected not to apply the fair value option.

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

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flow. The provisions of SFAS No. 161 are effective for the Company beginning in the first quarter of 2009. The adoption of SFAS No. 161 will not have a material effect on the Company’s results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company uses an interest rate swap for certain debt obligations to manage exposure to interest rate changes. On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of September 27, 2008, the one month LIBOR rate was approximately 3.71% and the fair value of the interest rate swap was a liability of approximately $627,000. An increase or decrease of 50 basis-points in the LIBOR interest rate of the swap at September 27, 2008 would result in a change of approximately $431,000 in the fair value of the swap.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3 of the Company’s Form 10-K for the year ended December 31, 2007 for a discussion of the lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc.

Item 1A. Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2007 for a discussion of risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities for the Three Months Ended September 27, 2008

Period	Total Number of Shares (or Units) Purchase (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Period beginning June 29, 2008 and ending July 26, 2008	0	$0.00	0	$4,704,000
Period beginning July 27, 2008 and ending August 23, 2008	0	$0.00	0	$4,704,000
Period beginning August 24, 2008 and ending September 27, 2008	0	$0.00	0	$4,704,000

Total	0	$0.00	0	$4,704,000

(1)	The shares of common stock repurchased represent previously issued shares used by employees to pay the exercise price in connection with the exercise of stock options.

(2)

The Company did not repurchase any of its common stock during the third quarter of 2008 or the year ended December 31, 2007 in the open market. At September 27, 2008, $4,704,000 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

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

DUCOMMUN INCORPORATED (Registrant)

By:	/s/ Joseph P. Bellino
Joseph P. Bellino Vice President and Chief Financial Officer (Duly Authorized Officer of the Registrant)

By:	/s/ Samuel D. Williams
Samuel D. Williams Vice President and Controller (Chief Accounting Officer of the Registrant)

Date: October 27, 2008