Form 10-K
period 2008-12-31
DUCOMMUN INC /DE/
filed 2009-02-25
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates compared by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 28, 2008 was approximately $244 million.

The number of shares of common stock outstanding on January 31, 2009 was 10,511,586.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

(a) Proxy Statement for the 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”), incorporated partially in Part III hereof.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements in the Form 10-K and documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any such forward-looking statements involve risks and uncertainties. The Company’s future financial results could differ materially from those anticipated due to the Company’s dependence on conditions in the airline industry, the level of new commercial aircraft orders, production rates for Boeing commercial aircraft, the C-17 aircraft and Apache helicopter rotor blade programs, the level of defense spending, competitive pricing pressures, manufacturing inefficiencies, start-up costs and possible overruns on new contracts, technology and product development risks and uncertainties, product performance, risks associated with acquisitions and dispositions of businesses by the Company, increasing consolidation of customers and suppliers in the aerospace industry, possible goodwill impairment, availability of raw materials and components from suppliers, credit market conditions and other factors beyond the Company’s control. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and other matters discussed in this Form 10-K.

PART I

ITEM 1.	BUSINESS

GENERAL

Ducommun Incorporated (“Ducommun” or the “Company”), is the successor to a business founded in California in 1849, first incorporated in California in 1907, and reincorporated in Delaware in 1970. Ducommun, through its subsidiaries, designs, engineers and manufactures aerostructure and electromechanical components and subassemblies, and provides engineering, technical and program management services principally for the aerospace industry. These components, assemblies and services are provided principally for domestic and foreign commercial and military aircraft, helicopter, missile and related programs as well as space programs.

Domestic commercial aircraft programs include the Boeing 737NG, 747, 767, 777 and 787. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16 and F-22 aircraft, and various aircraft and shipboard electronics upgrade programs. Commercial and military helicopter programs include helicopters manufactured by Boeing (principally the Apache and Chinook helicopters), Sikorsky, Bell, Augusta and Carson. The Company also supports various unmanned space launch vehicle and satellite programs.

On December 23, 2008, the Company acquired DynaBil Industries, Inc. (“DynaBil”), a privately-owned company based in Coxsackie, New York for $45,986,000 (net of cash acquired and excluding acquisition costs). The purchase price for DynaBil remains subject to adjustment based on a closing balance sheet. DynaBil is a leading provider of titanium and aluminum structural components and assemblies for commercial and military aerospace applications. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $10,500,000 under the Company’s credit agreement.

On January 6, 2006, the Company acquired Miltec Corporation (“Miltec”), a privately-owned company based in Huntsville, Alabama for $46,811,000 (net of cash, including assumed indebtedness and excluding acquisition costs). Miltec provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for aerospace and military markets. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $24,000,000 under the Company’s credit agreement. On May 10, 2006, the Company acquired WiseWave Technologies, Inc. (“WiseWave”), a privately-owned company based in Torrance, California for $6,827,000 (net of cash, including assumed indebtedness and excluding acquisition costs). WiseWave manufactures microwave and millimeterwave products for both aerospace and non-aerospace applications. The acquisition was funded from notes to the sellers, and borrowings of approximately $5,100,000 under the Company’s credit agreement. On September 1, 2006, the Company acquired CMP Display Systems, Inc. (“CMP”), a privately-owned company based in Newbury Park, California for $13,804,000 (net of cash acquired and excluding acquisition costs).

CMP manufactures incandescent, electroluminescent and LED edge lit panels and assemblies for the aerospace and defense industries. The acquisition was funded from notes to the sellers, and borrowings of approximately $10,800,000 under the Company’s credit agreement. The cost of the acquisitions was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The operating results for the acquisitions have been included in the consolidated statements of income since the date of the acquisitions.

PRODUCTS AND SERVICES

Ducommun operates in two business segments: Ducommun AeroStructures, Inc. (“DAS”), engineers and manufactures aerospace structural components and subassemblies, and Ducommun Technologies, Inc. (“DTI”), designs, engineers and manufactures electromechanical components and subassemblies, and provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for the aerospace and military markets. DAS provides aluminum stretch-forming, titanium and aluminum hot-forming, machining, composite lay-up, metal bonding, and chemical milling services principally for domestic and foreign commercial and military aircraft, helicopter and space programs. DTI designs and manufactures illuminated push button switches and panels, microwave and millimeterwave switches and filters, fractional horsepower motors and resolvers, and mechanical and electromechanical subassemblies, and provides engineering, technical and program management services. Components and assemblies are provided principally for domestic and foreign commercial and military aircraft, helicopter and space programs as well as selected nonaerospace applications. Engineering, technical and program management services are provided principally for advanced weapons and missile defense systems.

Business Segment Information

The Company supplies products and services to the aerospace industry. The Company’s subsidiaries are organized into two strategic businesses (DAS and DTI), each of which is a reportable operating segment. The accounting policies of the Company and its two segments are the same.

Ducommun AeroStructures, Inc.

Stretch-Forming, Hot-Forming and Machining

DAS supplies the aerospace industry with engineering and manufacturing of complex components using stretch-forming and hot-forming processes and computer-controlled machining. Stretch-forming is a process for manufacturing large, complex structural shapes primarily from aluminum sheet metal extrusions. DAS has some of the largest and most sophisticated stretch-forming presses in the United States. Hot-forming is a metal working process conducted at high temperature for manufacturing close-tolerance titanium components. DAS designs and manufactures the tooling required for the production of parts in both forming processes. Certain components manufactured by DAS are machined with precision milling equipment, including three 5-axis gantry profile milling machines and seven 5-axis numerically-controlled routers to provide computer-controlled machining and inspection of complex parts up to 100 feet long.

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

Engineering, Technical and Program Management Services

DTI (through its Miltec subsidiary) is a leading provider of missile and aerospace systems design, development, integration and testing. Engineering, technical and program management services are provided principally for advanced weapons systems and missile defense primarily for United States defense, space and homeland security programs.

SALES AND MARKETING

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among a number of military manufacturers and programs. Sales related to military programs were approximately 59% of total sales in 2008, 60% of total sales in 2007 and 66% of total sales in 2006. In the space sector, the Company continues to support various unmanned launch vehicle and satellite programs. Sales related to space programs were approximately 2% of total sales in 2008, 3% of total sales in 2007 and 2% of total sales in 2006.

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

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately 39% of total sales in 2008, 37% of total sales in 2007 and 32% of total sales in 2006. The Company’s commercial sales depend substantially on aircraft manufacturers’ production rates, which in turn depend upon deliveries of new aircraft. Deliveries of new aircraft by aircraft manufacturers are dependent on the financial capacity of the airlines and leasing companies to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. The Company’s sales for commercial aircraft programs also could be affected by changes in its customers’ inventory levels and changes in its customers’ aircraft production build rates.

MAJOR CUSTOMERS

The Company had substantial sales to Boeing, the United States government and Raytheon. During 2008, sales to Boeing were $130,783,000, or approximately 32% of total sales; sales to the United States government were $33,335,000, or approximately 8% of total sales; and sales to Raytheon were $33,248,000, or approximately 8% of total sales. Sales to Boeing, the United States government and Raytheon are diversified over a number of different commercial, military and space programs.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

In 2008, 2007 and 2006, sales to foreign customers worldwide were $32,850,000 $27,707,000 and $24,879,000, respectively. The Company has manufacturing facilities in Thailand and Mexico. The amounts of revenues, profitability and identifiable assets attributable to foreign sales activity were not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2008, 2007 and 2006. The Company had no sales to a foreign country greater than 4% of total sales in 2008, 2007 and 2006. The Company is not subject to any significant foreign currency risks since all sales are made in United States dollars.

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

BACKLOG

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of December 31, 2008, backlog believed to be firm was approximately $475,800,000, compared to $353,225,000 at December 31, 2007. The 2008 backlog includes $41,411,000 for backlog for DynaBil. Approximately $236,000,000 of total backlog is expected to be delivered during 2009. The backlog at December 31, 2008 included the following programs:

Backlog (In thousands)
737NG	$57,507
Sikorsky Helicopters	53,343
Apache Helicopter	50,311
F-18	42,342
C-17	29,528
Chinook Helicopter	26,038
Carson Helicopter	25,710
777	22,299

$307,078

Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales. Beginning in January 2009, the production rate and the Company’s sales for the Apache helicopter program are expected to be reduced by approximately one-half from the rate in 2008. Current program backlog will be shipped over an extended delivery schedule.

ENVIRONMENTAL MATTERS

The Company’s business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that may be or have been released to the environment, and they require the Company to obtain and maintain licenses and permits in connection with its operations. The Company may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on the Company. The Company anticipates that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain its environmental compliance efforts. The Company does not expect to spend a material amount on capital expenditures for environmental compliance during 2009.

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

EMPLOYEES

At December 31, 2008 the Company employed 2,048 persons. The Company’s DAS subsidiary is a party to a collective bargaining agreement with labor unions at its Monrovia, California facility which covered 321 full-time hourly employees, which expires July 1, 2012. If the unionized workers were to engage in a strike or other work stoppage, if DAS is unable to negotiate acceptable collective bargaining agreements with the unions, or if other employees were to become unionized, the Company could experience a significant disruption of the Company’s operations and higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on its business and results of operations. The Company has not experienced any material labor-related work stoppage and considers its relations with its employees to be good.

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

Aerospace Markets Are Cyclical

The aerospace markets in which the Company sells its products are cyclical and have experienced periodic declines. The Company’s sales are, therefore, unpredictable and tend to fluctuate based on a number of factors, including economic conditions and developments affecting the aerospace industry and the customers served. Many of the world’s economies have entered into recession and new commercial aircraft production currently is beginning to decline. Any downturn in commercial aircraft production could have a negative impact on the Company’s business, financial condition and operating results.

Military and Space-Related Products Are Dependent Upon Government Spending

The Company estimates that in 2008 approximately 61% of its sales were derived from military and space markets. These military and space markets are largely dependent upon government spending, particularly by the United States government. Changes in the nature or levels of spending for military and space could improve or negatively impact the Company’s prospects in its military and space markets.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter Programs

The Company estimates that in 2008 approximately 15% of its sales were for Boeing commercial aircraft, 9% of its sales were for the C-17 aircraft, and 13% of its sales were for the Apache helicopter. Beginning in January 2009, the production rate and the Company’s sales for the Apache helicopter program are expected to be reduced by approximately one-half from the rate in 2008. The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter are principally for replacement rotor blades. Any significant change in production rates for Boeing commercial aircraft, the C-17 aircraft and the replacement rate for the Apache helicopter blades would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company.

Deterioration in Credit Markets Could Adversely Impact the Company

The recent deterioration in credit markets could adversely impact the Company. The Company depends upon cash flow from operations and its revolving credit facility to provide liquidity. The Company’s credit agreement currently matures on April 7, 2010. The Company intends to enter into a new credit agreement with a group of banks during the first half of 2009, but there can be no assurance that a new credit facility will be available on terms that are acceptable to the Company and any such credit facility is likely to result in an increase in the Company’s cost of borrowings. Because of the Company’s relatively low leverage, the Company does not expect any short-term liquidity issues. However, the availability of credit on acceptable terms is necessary to support the Company’s growth and acquisition strategy.

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

Risks Associated With Foreign Operations Could Adversely Impact the Company

The Company has facilities in Thailand and Mexico. Doing business in foreign countries is also subject to various risks, including political instability, local economic conditions, foreign currency fluctuations, foreign government regulatory requirements, trade tariffs, and the potentially limited availability of skilled labor in proximity to the Company’s facilities.

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

Goodwill Could Be Impaired in the Future

In the fourth quarter of 2008, the Company recorded a non-cash charge of $13,064,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. The test as of December 31, 2008 indicated the book value of Miltec exceeded the fair value of the business. The impairment charge driven by adverse equity market conditions that caused a decrease in current market multiples and the Company’s stock price as of December 31, 2008 compared with the test performed as of December 31, 2007. The charge reduced goodwill recorded in connection with the acquisition of Miltec and does not impact the company’s normal business operations.

In assessing the recoverability of the Company’s goodwill at December 31, 2008, management was required to make certain critical estimates and assumptions. These estimates and assumptions included that during the next several years the Company will make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. Due to many variables inherent in the estimation of a business’s fair value and the relative size of the Company’s recorded goodwill, differences in estimates and assumptions may have a material effect on the results of the Company’s impairment analysis. If any of these or other estimates and assumptions are not realized in the future, or if market multiples decline further the Company may be required to record an additional impairment charge for the goodwill. The goodwill of the Company was $114,002,000 at December 31, 2008.

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

The Company’s Manufacturing Operations May Be Adversely Affected by the Availability of Raw Materials and Components from Suppliers

In some cases, the Company’s customers supply raw materials and components to the Company. In other cases, the Company’s customers designate specific suppliers from which the Company is directed to purchase raw materials and components. As a result, the Company may have limited control over the selection of suppliers and the timing of receipt and cost of raw materials and components from suppliers. The failure of customers and suppliers to deliver on a timely basis raw materials and components to the Company may adversely affect the Company’s results of operations and cash flows. In addition, the Company, from time to time, has experienced increases in lead times for, and deteriorations in the availability of, aluminum, titanium and certain other materials. These problems with raw material availability could have an adverse effect on the Company’s results of operations in the future.

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

Effective Income Tax Rate Could Change

The Company’s effective income tax rate for 2008, 2007 and 2006, was approximately 23%, 28% and 21%, respectively, compared to the statutory federal income tax rate of 35% and state income tax rates ranging from 6% to 9%, for each of the years. The Company’s effective tax rate was lower than the statutory rates in recent years primarily due to the benefit of research and development tax credits (which currently extends through 2009), the reduction of tax reserves and the deduction for qualified domestic production activities. The effective tax rate for the Company could be significantly higher in the future than it has been in recent years due to changes in the Company’s level or sources of income, changes in the Company’s spending, eligibility for research and development tax credits, and changes in tax laws.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company occupies approximately 21 facilities with a total office and manufacturing area of over 1,458,000 square feet, including both owned and leased properties. At December 31, 2008, facilities which were in excess of 50,000 square feet each were occupied as follows:

Location	Segment	Square Feet	Expiration of Lease
Carson, California	Ducommun AeroStructures	286,000	Owned
Monrovia, California	Ducommun AeroStructures	274,000	Owned
Parsons, Kansas	Ducommun AeroStructures	120,000	Owned
Carson, California	Ducommun Technologies	117,000	2011
Phoenix, Arizona	Ducommun Technologies	100,000	2012
Orange, California	Ducommun AeroStructures	76,000	Owned
El Mirage, California	Ducommun AeroStructures	74,000	Owned
Iuka, Mississippi	Ducommun Technologies	66,000	2013
Carson, California	Ducommun AeroStructures	65,000	2009
Huntsville, Alabama	Ducommun Technologies	52,000	2010

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

The common stock of the Company (DCO) is listed on the New York Stock Exchange. On December 31, 2008, the Company had approximately 338 holders of record of common stock. The Company paid $1,586,000 of dividends in 2008. The Company paid dividends of $0.075 per common share in the third and fourth quarters of 2008. No dividends were paid during 2007. The following table sets forth the high and low sales prices per share for the Company’s common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	2008		2007
	High	Low	High	Low
First Quarter	$36.84	$24.72	$26.70	$21.19
Second Quarter	33.78	23.52	32.80	23.22
Third Quarter	29.76	20.84	33.00	23.19
Fourth Quarter	23.88	13.58	42.70	31.12

Equity Compensation Plan Information

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders(1)	806,500	$16.296	344,375
Equity compensation plans not approved by security holders	0	0	0

Total	806,500	$16.296	344,375

(1)

The number of securities to be issued consists of 681,500 for stock options, 85,000 for restricted stock units and 40,000 for performance stock units at target. The weighted average exercise price applies only to the stock options.

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

	2003	2004	2005	2006	2007	2008
Ducommun Inc.	100.00	93.29	95.57	102.37	170.46	76.25
Russell 2000 Index	100.00	118.34	123.74	146.43	144.17	95.44
Spade Defense Index	100.00	120.47	126.85	151.37	184.93	114.60

Issuer Purchases of Equity Securities

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2008.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month beginning September 28, 2008 and ending October 25, 2008	0	$0.00	0	$4,704,000
Month beginning October 26, 2008 and ending November 22, 2008	600	$14.96	600	$4,694,992
Month beginning November 23, 2008 and ending December 31, 2008	68,400	$14.29	68,400	$3,714,294

Total	69,000	$14.30	69,000	$3,714,294

(1)

The Company repurchased 69,000 of its common shares during 2008 and did not repurchase any of its common shares in 2007 and 2006, in the open market. At December 31, 2008, $3,714,294 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31,	2008(a)(b)	2007	2006(c)	2005	2004
(In thousands, except per share amounts)
Net Sales	$403,803	$367,297	$319,021	$249,696	$224,876

Gross Profit as a Percentage of Sales	20.3%	20.6%	19.6%	20.7%	19.4%

Income from Continuing Operations Before Taxes	17,049	27,255	18,088	21,120	14,465
Income Tax Expense	(3,937)	(7,634)	(3,791)	(5,127)	(3,293)

Net Income	$13,112	$19,621	$14,297	$15,993	$11,172

Earnings Per Share:
Basic earnings per share	$1.24	$1.89	$1.40	$1.59	$1.12
Diluted earnings per share	1.23	1.88	1.39	1.57	1.10
Working Capital	$69,672	$77,703	$55,355	$64,312	$45,387
Total Assets	366,186	332,476	297,033	227,969	204,553
Long-Term Debt, Including Current Portion	30,719	25,751	30,436	—	1,200
Total Shareholders’ Equity	224,446	214,051	187,025	167,851	151,491

(a)

The results for 2008 include a pre-tax non-cash goodwill impairment charge of $13,064,000, resulting from annual impairment testing required by SFAS 142. There was no goodwill impairment in 2007, 2006, 2005 or 2004.

(b)	In December 2008 the Company acquired DynaBil, which is now a part of DAS. This transaction was accounted for as a purchase business combination.

(c)	In January, May and September 2006 the Company acquired Miltec, WiseWave and CMP, respectively, which are now part of DTI. These transactions were accounted for as purchase business combinations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Domestic commercial aircraft programs include the Boeing 737NG, 747, 767, 777 and 787. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16 and F-22 aircraft, and various aircraft and shipboard electronics upgrade programs. Commercial and military helicopter programs include helicopters manufactured by Boeing (principally the Apache and Chinook helicopters), Sikorsky, Bell, Augusta and Carson. The Company also supports various unmanned space launch vehicle and satellite programs.

In the fourth quarter of 2008, the Company recorded a non-cash charge of $13,064,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. In accordance with SFAS No. 142 – Goodwill and Other Intangible Assets, the Company performed its required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of its businesses versus their book values. The test as of December 31, 2008 indicated the book value of Miltec exceeded the fair value of the business. The impairment charge driven by adverse equity market conditions that caused a decrease in current market multiples and the Company’s stock price as of December 31, 2008 compared with the test performed as of December 31, 2007. The charge reduced goodwill recorded in connection with the acquisition of Miltec and does not impact the company’s normal business operations. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (“WACC”), and terminal value assumptions. The WACC takes into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider risk profiles associated with growth projection risks. The terminal value assumptions are applied to the final year of discounted cash flow model. Due to many variables inherent in the estimation of a business’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis. Prior to recording the goodwill impairment charge at Miltec, the Company tested the purchased intangible assets and other long-lived assets at the business as required by SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, and the carrying value of these assets were determined not to be impaired.

The fourth quarter of 2008 was also negatively impacted by the strike of Boeing by the International Association of Machinists and Aerospace Workers and by an increase in allowance for doubtful accounts due to a customer’s bankruptcy.

On December 23, 2008, the Company acquired DynaBil Industries, Inc. (“DynaBil”), DynaBil is a leading provider of titanium and aluminum structural components and assemblies for commercial and military aerospace applications. The operating results for the acquisitions have been included in the consolidated statements of income since the date of the acquisitions. In December 2006, the Company shut down the Ducommun Technologies Fort Defiance, Arizona facility (which employed approximately 46 people at the closure date), and transferred a portion of the business to the Ducommun Technologies Phoenix, Arizona facility. On September 1, 2006, the Company acquired CMP Display Systems, Inc. (“CMP”). CMP manufactures incandescent, electroluminescent and LED edge lit panels and assemblies for the aerospace and defense industries. On May 10, 2006, the Company acquired WiseWave Technologies, Inc. (“WiseWave”). WiseWave manufactures microwave and millimeterwave products for both aerospace and non-aerospace applications. On January 6, 2006, the Company acquired Miltec Corporation (“Miltec”). Miltec provides engineering, technical and program management services, including the design, development, integration and test of prototype products. Engineering, technical and program management services are provided principally for advanced weapons systems and missile defense.

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share in 2008 and 2007, respectively, were as follows:

	2008	2007	2006
Net Sales (in $000’s)	$403,803	$367,297	$319,021
Gross Profit % of Sales	20.3%	20.6%	19.6%
SG&A Expense % of Sales	12.5%	12.6%	13.1%
Effective Tax Rate	23.1%	28.0%	21.0%
Diluted Earnings Per Share	$1.23	$1.88	$1.39

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft, helicopter and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs. The Company’s mix of military, commercial and space business in 2008, 2007 and 2006, respectively, was approximately as follows:

	2008	2007	2006
Military	59%	60%	66%
Commercial	39%	37%	32%
Space	2%	3%	2%

Total	100%	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache helicopter programs. Sales to these programs, as a percentage of total sales, for 2008, 2007 and 2006, respectively, were approximately as follows:

	2008	2007	2006
Boeing Commercial Aircraft	15%	18%	14%
Boeing C-17 Aircraft	9%	10%	10%
Boeing Apache Helicopter	13%	15%	18%
All Others	63%	57%	58%

Total	100%	100%	100%

Net income for 2008 was lower than 2007. The decline in net income in 2008 was driven by non-cash goodwill impairment at Ducommun Technologies, Inc. (“DTI”), (relating to its Miltec reporting unit) of $13,064,000 and an increase in allowance for doubtful accounts, at Ducommun AeroStructures, Inc. (“DAS”) due to a customer’s bankruptcy. Net income was also affected by lower operating performance at DTI operating segment and a higher effective tax rate in 2008, partially offset by an improvement in operating performance at DAS and a decrease in interest expense due to lower debt and lower interest rates in 2008.

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

Goodwill

The Company’s business acquisitions have resulted in goodwill. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows, comparable company analyses, discount rates and other factors to determine the fair value of the respective assets. If actual results do not meet these estimates, if these estimates or their related assumptions change in the future, or if adverse equity market conditions cause a decrease in current market multiples and the Company’s stock price the Company may be required to record additional impairment charges for these assets. In the event that a goodwill impairment charge is required, it could adversely affect the operating results and financial position of the Company.

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

Accounting for Stock-Based Compensation

The Company uses a Black-Scholes valuation model in determining the stock-based compensation expense for options, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. The Company has two award populations, one with an option vesting term of four years and the other with an option vesting term of one year. The Company estimated the forfeiture rate based on its historic experience.

For performance and restricted stock units the Company calculates compensation expense, net of an estimated forfeiture rate, on a straight line basis over the requisite service/performance period of the awards. The performance stock units vest based on a three-year cumulative performance cycle. The Company has two restricted stock units, one restricted stock unit vests at the end of five years and the other restricted stock unit vests equally over a three year period ending in 2011. The Company estimated the forfeiture rate based on its historic experience.

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

Acquisitions

On December 23, 2008, the Company acquired DynaBil Industries, Inc. (“DynaBil”), a privately-owned company based in Coxsackie, New York for $45,986,000 (net of cash acquired and excluding acquisition costs). The purchase price for DynaBil remains subject to adjustment based on a closing balance sheet. DynaBil is a leading provider of titanium and aluminum structural components and assemblies for commercial and military aerospace applications. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $10,500,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition. The consolidated financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for DynaBil. The principal estimates of fair value have been determined using expected net present value techniques utilizing a 15% discount rate. Customer relationships are valued assuming an annual attrition rate of 3%. Management does not expect adjustments to these estimates, if any, to have a material effect on the Company’s consolidated financial position or results of operations.

On September 1, 2006, the Company acquired CMP, a privately-owned company based in Newbury Park, California for $13,804,000 (net of cash acquired and excluding acquisition costs). CMP manufactures incandescent, electroluminescent and LED edge lit panels and assemblies for the aerospace and defense industries. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition broadens the Company’s lighted human machine interface product line. The acquisition was funded from notes to the sellers, and borrowings of approximately $10,800,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

On May 10, 2006, the Company acquired WiseWave, a privately-owned company based in Torrance, California for $6,827,000 (net of cash, including assumed indebtedness and excluding acquisition costs). WiseWave manufactures microwave and millimeterwave products for both aerospace and non-aerospace applications. The acquisition broadens the Company’s microwave product line and adds millimeterwave products to its offerings. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from notes to the sellers, and borrowings of approximately $5,100,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

On January 6, 2006, the Company acquired Miltec, a privately-owned company based in Huntsville, Alabama for $46,811,000 (net of cash, including assumed indebtedness and excluding acquisition costs). Miltec provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for aerospace and military markets. The acquisition provided the Company a platform business with leading-edge technology in a large and growing market with substantial design engineering capability. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $24,000,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

Results of Operations

2008 Compared to 2007

Net sales in 2008 were $403,803,000, compared to net sales of $367,297,000 for 2007. Net sales in 2008 increased 10% from 2007 primarily due to increases in both military and commercial sales. The Company’s mix of business in 2008 was approximately 59% military, 39% commercial, and 2% space, compared to 60% military, 37% commercial, and 3% space in 2007. Foreign sales were approximately 8% of total sales in both 2008 and 2007. The Company did not have sales to any foreign country greater than 4% of total sales in 2008 or 2007.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government, and Raytheon. During 2008 and 2007, sales to Boeing, the United States government, and Raytheon were as follows:

December 31,	2008	2007
(In thousands)
Boeing	$130,783	$126,484
United States government	33,335	32,622
Raytheon	33,248	30,007

Total	$197,366	$189,113

At December 31, 2008, trade receivables from Boeing, the United States government and Raytheon were $5,816,000, $1,076,000 and $2,341,000, respectively. The sales and receivables relating to Boeing, the United States government and Raytheon are diversified over a number of different commercial, military and space programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $238,309,000, or 59% of total sales in 2008, compared to $219,248,000, or 60% of total sales in 2007. The increase in military sales in 2008 resulted principally from an $8,224,000 increase in sales to the Chinook program and a $3,790,000 increase in sales to the Blackhawk program at DAS, a $5,404,000 increase in sales to the Phalanx program at DTI and a net increase in all other military programs at DAS and DTI, partially offset by a $3,121,000 reduction in sales to the F-18 program at DAS. The Apache helicopter program accounted for approximately $52,480,000 in sales in 2008, compared to $53,681,000 in sales in 2007. The C-17 program accounted for approximately $36,714,000 in sales in 2008 compared to $35,535,000 in sales in 2007. The F-18 program accounted for approximately $17,542,000 in sales in 2008, compared to $20,663,000 in sales in 2007. The F-15 program accounted for approximately $9,940,000 in sales in 2008, compared to $8,798,000 in sales in 2007.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $156,689,000, or 39% of total sales in 2008, compared to $137,864,000, or 37% of total sales in 2007. During 2008, commercial sales were higher, principally because of a $16,379,000 increase in commercial aftermarket sales at DAS and DTI, a $5,582,000 increase in sales to the Carson helicopter program, partially offset by a decrease in all other commercial sales at DAS and DTI. Sales to the Boeing 737NG program accounted for approximately $38,259,000 in sales in 2008, compared to $39,558,000 in sales in 2007. The Boeing 777 program accounted for approximately $10,400,000 in sales in 2008, compared to $11,796,000 in sales in 2007. The Company estimates that the strike of Boeing by the International Association of Machinists and Aerospace Workers, which began in the third quarter of 2008 and ended in the fourth quarter of 2008, reduced the Company’s sales in 2008 by approximately $7,479,000.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $8,805,000, or 2% in 2008, compared to $10,185,000, or 3% of total sales in 2007. The decrease in sales for space programs resulted principally from a decrease in engineering services at DTI.

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of December 31, 2008, backlog believed to be firm was approximately $475,800,000, compared to $353,225,000 at December 31, 2007. The 2008 backlog includes $41,411,000 for backlog for DynaBil. Approximately $236,000,000 of total backlog is expected to be delivered during 2009. The backlog at December 31, 2008 included the following programs:

Backlog (In thousands)
737NG	$57,507
Sikorsky Helicopters	53,343
Apache Helicopter	50,311
F-18	42,342
C-17	29,528
Chinook Helicopter	26,038
Carson Helicopter	25,710
777	22,299

$307,078

Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales. Beginning in January 2009, the production rate and the Company’s sales for the Apache helicopter program are expected to be reduced by approximately one-half from the rate in 2008. Current program backlog will be shipped over an extended delivery schedule.

Gross profit, as a percent of sales, decreased to 20.3% in 2008 from 20.6% in 2007. The gross profit margin decrease was primarily attributable to lower operating performance at DTI, partially offset by an improvement in operating performance at DAS. The Company estimates that the strike at Boeing negatively impacted the Company’s gross profit by approximately $1,942,000. Gross profit in 2008 was also negatively impacted by a write-off of $166,000 of software cost that was capitalized in error in prior periods.

Selling, general and administrative (“SG&A”) expenses increased to $50,548,000, or 12.5% of sales in 2008, compared to $46,191,000, or 12.6% of sales in 2007. The increase in SG&A expenses was primarily due to higher people related costs, and a $1,130,000 increase in the allowance for doubtful accounts due to a customer’s bankruptcy filing. The Company continues to provide product to this customer when paid in advance and has approximately $4 million in inventory with this customer on its balance sheet. SG&A also increased due to a

$723,000 charge for software cost that was capitalized in error in 2007. Selling, general and administrative expenses for 2007 was favorably impacted by a gain of $1.2 million from the settlement of the Company’s contract termination claim related to the Space Shuttle program.

In the fourth quarter of 2008, the Company recorded a non-cash charge of $13,064,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. In accordance with SFAS No. 142 – Goodwill and Other Intangible Assets, the Company performed its required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of its businesses versus their book values. The test as of December 31, 2008 indicated the book value of Miltec exceeded the fair value of the business. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the Company’s stock price as of December 31, 2008 compared with the test performed as of December 31, 2007. The charge reduced goodwill recorded in connection with the acquisition of Miltec and does not impact the company’s normal business operations. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (“WACC”), and terminal value assumptions. The WACC takes into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider risk profiles associated with growth projection risks. The terminal value assumptions are applied to the final year of discounted cash flow model. Due to many variables inherent in the estimation of a business’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis. Prior to recording the goodwill impairment charge at Miltec, the Company tested the purchased intangible assets and other long-lived assets at the business as required by SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, and the carrying value of these assets were determined not to be impaired.

Interest expense was $1,242,000 in 2008, compared to $2,395,000 in 2007, primarily due to lower debt and lower interest rates compared to the previous year.

Income tax expense decreased to $3,937,000 in 2008, compared to $7,634,000 in 2007. The decrease in income tax expense was due to the decrease in income before taxes, related to the goodwill impairment charge, partially offset by a lower effective income tax rate. The Company’s effective tax rate for 2008 was 23.1%, compared to 28.0% in 2007. Cash expended to pay income taxes was $7,618,000 in 2008, compared to $6,817,000 in 2007.

Net income for 2008 was $13,112,000, or $1.23 diluted earnings per share, compared to $19,621,000, or $1.88 diluted earnings per share, in 2007. Net income for 2008 includes a non-cash goodwill impairment charge of $8,048,000 or $0.76 per share.

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

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of December 31, 2007, backlog believed to be firm was approximately $353,225,000, compared to $320,580,000 at December 31, 2006. The backlog at December 31, 2007 included the following programs:

Backlog (In thousands)
737NG	$57,933
Apache Helicopter	49,253
Sikorsky Helicopters	36,027
Carson Helicopter	20,627
F-18	19,253
C-17	18,904

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

Financial Condition

Cash Flow Summary

Net cash provided by operating activities for 2008, 2007 and 2006 was $28,044,000, $42,594,000 and $24,285,000, respectively. Net cash provided by operating activities for 2008 was negatively impacted by an increase in inventory of $6,582,000 primarily related to work-in-process for new production jobs scheduled to be shipped in 2009, an increase in accounts receivables of $6,234,000 and an increase in unbilled receivables of $1,459,000 primarily related to the timing of billings to customers, partially offset by an increase in accounts payable of $6,498,000 due to timing of payments of vendor invoices. During 2008 the Company used $8,800,000 for working capital compared to $12,100,000 of cash provided by working capital in 2007.

Net cash used in investing activities for 2008 of $51,694,000 consisted primarily of $39,283,000 cash payments related to the acquisition of DynaBil and $12,411,000 of capital expenditure.

Net cash used in financing activities in 2008 of $4,413,000 included approximately $2,400,000 of net repayment of debt, $1,586,000 of dividend payments, $986,000 of repurchase of the Company’s stock, partially offset by $484,000 of net cash received from the exercise of stock options.

Liquidity and Capital Resources

The Company is party to an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (3.25% at December 31, 2008) plus a spread (0% to 0.75% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (0.45% at December 31, 2008 for one month LIBOR) plus a spread (1.75% to 2.50% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At December 31, 2008, the Company had $53,994,000 of unused lines of credit, after deducting $1,006,000 for outstanding standby letters of credit. The Company had outstanding loans of $20,000,000 and was in compliance with all covenants at December 31, 2008.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months. The Company intends to enter into a new credit agreement with a group of banks during the first half of 2009, but there can be no assurance that a new credit facility will be available on terms that are acceptable to the Company and any such credit facility is likely to result in an increase in the Company’s cost of borrowings. Because of the Company’s relatively low leverage, the Company does not expect any short-term liquidity issues. However, the availability of credit on acceptable terms is necessary to support the Company’s growth and acquisition strategy.

The weighted average interest rate on borrowings outstanding was 4.90% at December 31, 2008, compared to 4.87% at December 31, 2007.

The Company had $3,508,000 of cash and cash equivalents at December 31, 2008.

On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of December 31, 2008, the one month LIBOR rate was approximately 0.45%, and the fair value of the interest rate swap was a liability of approximately $1,320,000. The Company believes that the credit risk associated with the counterparty is nominal.

The Company expects to spend approximately $17,000,000 for capital expenditures in 2009. The increase in capital expenditures in 2009 from 2008 is principally to support new contract awards at DAS and DTI and offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft programs.

Dividends are subject to the approval of the Board of Directors, and will depend upon the Company’s results of operations, cash flows and financial position. The Company expects to continue to pay dividends of $0.075 per quarter per common share in 2009.

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

As of December 31, 2008, the Company expects to make the following payments on its contractual obligations (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$30,719	$2,421	$25,235	$3,063	$—
Operating leases	14,501	4,807	7,499	1,153	1,042
Pension liability	6,739	2,362	4,377	—	—
Interest rate swap	1,320	—	1,320	—	—
Liabilities related to uncertain tax positions	2,349	406	1,697	246	—
Future interest on notes payable and long-term debt	1,920	1,048	722	150	—

Total	$57,548	$11,044	$40,850	$4,612	$1,042

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $3,100,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based upon currently available information, the Company has established a reserve for its estimated liability in connection with the landfills in the approximate amount of $1,588,000. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases and indemnities.

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles (“GAAP”). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The effective date of SFAS No. 157 was delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Certain provisions of SFAS No. 157 were effective for the Company beginning in the first quarter of 2008.

The adoption of SFAS No. 157 for financial assets and liabilities in the 2008 did not have a material effect on the Company’s results of operations and financial position. The Company is currently evaluating the remaining requirements of SFAS No. 157 for nonfinancial assets and liabilities, on its results of operations and financial position.

As of November 30, 2007, we adopted SFAS No. 158 (SFAS No. 158), Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that the Consolidated Balance Sheets reflect the funded status of the pension ad postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recognized the aggregate of all overfunded plans in prepaid pension assets and the aggregate of all unfunded plans in either postretirement medical and life benefits or accrued pension benefits. At November 30, 2007, previously unrecognized actuarial (gains)/losses and the prior services (credits)/costs are included in accumulated other comprehensive loss in Consolidated Balance Sheet as required by SFAS 158. In future periods, the additional actuarial (gains)/losses and prior services (credits)/costs will be recognized in accumulated other comprehensive loss in the period in which they occur.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 were effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company has elected not to apply the fair value option.

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

The Company uses an interest rate swap for certain debt obligations to manage exposure to interest rate changes. On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of December 31, 2008, the one month LIBOR rate was approximately 0.45% and the fair value of the interest rate swap was a liability of approximately $1,320,000. An increase or decrease of 50 basis-points in the LIBOR interest rate of the swap at December 31, 2008 would result in a change of approximately $174,000 in the fair value of the swap.

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

Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting as of December 31, 2008 is included under Item 15(a)(1) of this Annual Report on Form 10-K.

Management excluded DynaBil from its assessment of internal control over financial reporting because it was acquired in a purchase business combination during 2008. As of December 31, 2008 management is in the process of integrating the DynaBil acquisition. DynaBil will be included in management’s 2009 evaluation of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The information under the caption “Election of Directors” in the 2009 Proxy Statement is incorporated herein by reference.

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

Name (Age)	Positions and Offices Held With Company (Year Elected)	Other Business Experience (Past Five Years)

Kathryn M. Andrus (40)	Vice President, Internal Audit (2008)	Director of Internal Audit (2005-2008); Senior Manager Internal Controls and Compliance of Unified Western Grocers, Inc. (2003-2005)

Joseph P. Bellino (58)	Vice President and Chief Financial Officer (2008)	Executive Vice President and CFO of Kaiser Aluminum Corporation (2006-2008); CFO and Treasurer of Steel Technologies (1997-2006)

Joseph C. Berenato (62)	Chief Executive Officer (1997) and Chairman of the Board (1999)	President (2006-2008 and 1996-2003)

Donald C. DeVore (46)	Vice President and Treasurer (2008)	Senior Vice President Finance and IT of Ducommun AeroStructures, Inc. (2001-2008)

James S. Heiser (52)	Vice President (1990), General Counsel (1988), and Secretary (1987)	Chief Financial Officer (1996-2006) and Treasurer (1995-2006)

Anthony J. Reardon (58)	President and Chief Operating Officer (2008)	President of Ducommun AeroStructures, Inc. (2003-2007)

Rosalie F. Rogers (47)	Vice President, Human Resources (2008)	Vice President, Human Resources of Ducommun AeroStructures, Inc. (2006-2008); Sr. Vice President of Seven Worldwide, Inc. (1998-2006)

Samuel D. Williams (60)	Vice President (1991) and Controller (1988)	—

Audit Committee and Audit Committee Financial Expert

The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2009 Proxy Statement is incorporated herein by reference.

Compliance With Section 16(a) of the Exchange Act

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Ethics” in the 2009 Proxy Statement is incorporated herein by reference.

Changes to Procedures to Recommend Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Election of Directors” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Principal Accountant Fees and Services” contained in the 2009 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

2.    Financial Statement Schedule

The following schedule for the years ended December 31, 2008, 2007 and 2006 is filed herewith:

Schedule II - Valuation and Qualifying Accounts	82

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

3.    Exhibits

See Item 15(b) for a list of exhibits.	83 - 86

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Management has excluded DynaBil from it assessment of internal control over financial reporting as of December 31, 2008, because it was acquired by the Company in a purchase business combination during 2008. DynaBil is an indirect wholly-owned subsidiary of the Company whose total assets and total revenue represent 16% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008. Management’s conclusion in this report regarding the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 does not include the internal control over financial reporting of DynaBil.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ducommun Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ducommun Incorporated and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 15(a)(1). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Controls Over Financial Reporting, management has excluded DynaBil from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008. We have also excluded DynaBil from our audit of internal control over financial reporting. DynaBil is a wholly-owned subsidiary, whose total assets and total revenues represent 16% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.”

PricewaterhouseCoopers LLP

Los Angeles, California

February 25, 2009

Ducommun Incorporated

Consolidated Statements of Income

Year Ended December 31,	2008	2007	2006
(In thousands, except per share amounts)
Sales and Service Revenues
Product sales	$344,617	$310,961	$269,520
Service revenues	59,186	56,336	49,501

Net Sales	403,803	367,297	319,021

Operating Costs and Expenses:
Cost of product sales	273,974	246,403	215,453
Cost of service revenues	47,926	45,053	41,012
Selling, general and administrative expenses	50,548	46,191	41,867
Goodwill impairment	13,064	—	—

Total Operating Costs and Expenses	385,512	337,647	298,332

Operating Income	18,291	29,650	20,689
Interest Income/(Expense)	(1,242)	(2,395)	(2,601)

Income Before Taxes	17,049	27,255	18,088
Income Tax Expense, Net	(3,937)	(7,634)	(3,791)

Net Income	$13,112	$19,621	$14,297

Earnings Per Share:
Basic earnings per share	$1.24	$1.89	$1.40
Diluted earnings per share	$1.23	$1.88	$1.39
Weighted Average Number of Common Shares Outstanding:
Basic	10,563,000	10,398,000	10,211,000
Diluted	10,649,000	10,457,000	10,290,000

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Balance Sheets

December 31,	2008	2007
(In thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$3,508	$31,571
Accounts receivable (less allowance for doubtful accounts of $1,694 and $392)	50,090	39,226
Unbilled receivables	7,074	5,615
Inventories	83,157	67,769
Deferred income taxes	9,172	7,727
Other current assets	6,172	5,328

Total Current Assets	159,173	157,236
Property and Equipment, Net	61,954	56,294
Goodwill, Net	114,002	106,632
Other Assets	31,057	12,314

	$366,186	$332,476

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$2,420	$1,859
Accounts payable	35,358	33,845
Accrued liabilities	51,723	43,829

Total Current Liabilities	89,501	79,533
Long-Term Debt, Less Current Portion	28,299	23,892
Deferred Income Taxes	9,902	5,584
Other Long-Term Liabilities	14,038	9,416

Total Liabilities	141,740	118,425

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 10,580,586 shares in 2008 and 10,549,253 shares in 2007	106	105
Treasury stock — held in treasury 69,000 shares in 2008 and 0 in 2007	(986)	—
Additional paid-in capital	56,040	53,444
Retained earnings	173,718	162,192
Accumulated other comprehensive loss	(4,432)	(1,690)

Total Shareholders’ Equity	224,446	214,051

	$366,186	$332,476

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income/(Expense)	Total Shareholders’ Equity
(In thousands, except share data)
Balance at December 31, 2005	10,108,996	$101	$41,987	$128,463	$—	$(2,700)	$167,851
Comprehensive income:
Net income				14,297			14,297
Equity adjustment for additional pension liability, net of tax						542	542

							14,839
Stock options exercised	211,192	2	3,118	—		—	3,120
Stock repurchased related to the exercise of stock options	(41,151)	—	(912)	—		—	(912)
Stock Based Compensation			1,502				1,502
Income tax benefit related to the exercise of nonqualified stock options	—	—	625	—		—	625

Balance at December 31, 2006	10,279,037	103	46,320	142,760	—	(2,158)	187,025
Comprehensive income:
Net income				19,621			19,621
Equity adjustment for additional pension liability, net of tax						827
Equity adjustment for cash flow hedge mark-to-market adjustment, net of tax						(359)	468

Equity adjustment to initially adopt Financial							20,089
Interpretation No. 48, net of tax				(189)		—	(189)
Stock options exercised	340,850	3	5,893	—		—	5,896
Stock repurchased related to the exercise of stock options	(70,634)	(1)	(2,081)	—		—	(2,082)
Stock based compensation			2,033				2,033
Income tax benefit related to the exercise of nonqualified stock options	—	—	1,279	—		—	1,279

Balance at December 31, 2007	10,549,253	105	53,444	162,192	—	(1,690)	214,051
Comprehensive income:
Net income				13,112			13,112
Equity adjustment for additional pension liability, net of tax						(2,309)
Equity adjustment for cash flow hedge mark-to-market adjustment, net of tax						(433)	(2,742)

							10,370
Cash Dividends				(1,586)			(1,586)
Common stock repurchased for treasury	(69,000)				(986)	—	(986)
Stock options exercised	32,750	1	523	—		—	524
Stock repurchased related to the exercise of stock options	(1,417)	—	(39)	—		—	(39)
Stock Based Compensation			2,623				2,623
Income tax provision related to the exercise of nonqualified stock options	—	—	(511)	—		—	(511)

Balance at December 31, 2008	10,511,586	$106	$56,040	$173,718	$(986)	$(4,432)	$224,446

Ducommun Incorporated

Consolidated Statements of Cash Flows

Year Ended December 31,	2008	2007	2006
(In thousands)
Cash Flows from Operating Activities:
Net Income	$13,112	$19,621	$14,297
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation	8,378	7,922	8,266
Amortization of other intangible assets	1,585	2,071	1,501
Amortization of discounted notes payable	49	68	51
Impairment of goodwill	13,064	—	—
Stock-based compensation expense	2,623	2,033	1,502
Deferred income tax provision/(benefit)	(4,459)	(1,593)	(417)
Income tax benefit from stock-based compensation	162	1,279	625
Excess tax benefit from stock-based compensation	(75)	(799)	(204)
Provision for doubtful accounts	1,302	82	7
Other	1,079	(201)	(619)
Changes in Assets and Liabilities, Net of Effects from Acquisition:
Accounts receivable - (increase)/decrease	(6,235)	3,350	(3,374)
Unbilled receivable - (increase)	(1,459)	(2,133)	(962)
Inventories - (increase)	(6,581)	(3,182)	(9,304)
Other assets - (increase)/decrease	(572)	480	(325)
Accounts payable - (decrease)/increase	(433)	897	13,878
Accrued and other liabilities - increase/(decrease)	6,504	12,699	(637)

Net Cash Provided by Operating Activities	28,044	42,594	24,285

Cash Flows from Investing Activities:
Purchase of property and equipment	(12,418)	(11,261)	(8,706)
Proceeds from sale of assets	7	—	193
Acquisition of businesses, net of cash acquired	(39,283)	—	(60,527)

Net Cash Used in Investing Activities	(51,694)	(11,261)	(69,040)

Cash Flows from Financing Activities:
Net (repayments)/borrowings of long-term debt	(2,400)	(4,753)	23,500
Cash dividends paid	(1,586)	—	—
Repurchase of stock	(986)	—	—
Net cash effect of exercise related to stock options	484	3,814	2,208
Excess tax benefit from stock-based compensation	75	799	204

Net Cash (Used in)/Provided by Financing Activities	(4,413)	(140)	25,912

Net (Decrease)/Increase in Cash and Cash Equivalents	(28,063)	31,193	(18,843)
Cash and Cash Equivalents - Beginning of Period	31,571	378	19,221

Cash and Cash Equivalents - End of Period	$3,508	$31,571	$378

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,243	$2,135	$2,297
Taxes paid	$7,618	$6,817	$5,988

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

Goodwill

The Company’s business acquisitions have resulted in goodwill. Goodwill is not amortized but is subject to impairment tests on an annual basis in the fourth quarter and between annual tests, in certain circumstances, when events indicate an impairment may have occurred. Goodwill is tested for impairment utilizing a two-step method. In the first step, the Company determines the fair value of the reporting unit using expected future discounted cash flows and market valuation approaches (comparable Company revenue and EBITDA multiples), requiring management to make estimates and assumptions about the reporting unit’s future prospects. If the net book value of the reporting unit exceeds the fair value, the Company would then perform the second step of the impairment test which requires fair valuation of all the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. This residual fair value of goodwill is then compared to the carrying amount to determine impairment. An impairment charge will be recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount.

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

Accounting for Stock-Based Compensation

The Company recognizes compensation expense for share-based payment transactions in the financial statements at their fair value. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award).

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

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Year Ended
	December 31, 2008	December 31, 2007
Basic weighted average shares outstanding	10,563,000	10,398,000
Dilutive potential common shares	86,000	59,000

Diluted weighted average shares outstanding	10,649,000	10,457,000

The numerator used to compute diluted earnings per share is as follows:

	Year Ended
	December 31, 2008	December 31, 2007
Net earnings (total numerator)	$13,112,000	$19,621,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Year Ended
	December 31, 2008	December 31, 2007
Stock options and stock units	543,600	436,500

Comprehensive Income

Certain items such as unrealized gains and losses on certain investments in debt and equity securities and pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is included in other comprehensive loss and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a pension liability adjustment of $3,640,000, net of tax, and an interest rate hedge mark-to-market adjustment of $792,000, net of tax at December 31, 2008, compared to a pension liability adjustment of $1,331,000, net of tax, and an interest rate hedge mark-to-market adjustment of $359,000, net of tax, at December 31, 2007.

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles (“GAAP”). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The effective date of SFAS No. 157 was delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Certain provisions of SFAS No. 157 were effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities in the 2008 did not have a material effect on the Company’s results of operations and financial position. The Company is currently evaluating the remaining requirements of SFAS No. 157 for nonfinancial assets and liabilities, on its results of operations and financial position.

As of November 30, 2007, we adopted SFAS No. 158 (SFAS No. 158), Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that the Consolidated Balance Sheets reflect the funded status of the pension ad postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recognized the aggregate of all overfunded plans in prepaid pension assets and the aggregate of all unfunded plans in either postretirement medical and life benefits or accrued pension benefits. At November 30, 2007, previously unrecognized actuarial (gains)/losses and the prior services (credits)/costs are included in accumulated other comprehensive loss in Consolidated Balance Sheet as required by SFAS 158. In future periods, the additional actuarial (gains)/losses and prior services (credits)/costs will be recognized in accumulated other comprehensive loss in the period in which they occur.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 were effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company has elected not to apply the fair value option.

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

Note 2. Acquisitions

January 6, 2006, the Company acquired Miltec for $46,811,000 (net of cash, including assumed indebtedness and excluding acquisition costs). Miltec provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for aerospace and military markets. The acquisition provided the Company a platform business with leading-edge technology in a large and growing market with substantial design engineering capability. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $24,000,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

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

On December 23, 2008, the Company acquired DynaBil Industries, Inc. (“DynaBil”), a privately-owned company based in Coxsackie, New York for $45,986,000 (net of cash acquired and excluding acquisition costs). The purchase price for DynaBil remains subject to adjustment based on a closing balance sheet. DynaBil is a leading provider of titanium and aluminum structural components and assemblies for commercial and military aerospace applications. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $10,500,000 under the Company’s credit agreement.

The following table presents unaudited pro forma consolidated operating results for the Company for the year ended December 31, 2008 as if the Dynabil acquisition had occurred as of the beginning of the period presented.

(Unaudited)
Year Ended December 31,	2008	2007	2006
(In thousands, except per share amounts)
Net sales	$446,148	$401,177	$341,277
Net earnings	7,318	18,229	12,842
Basic earnings per share	0.69	1.75	1.26
Diluted earnings per share	0.69	1.74	1.25

The consolidated financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for DynaBil. The principal estimates of fair value have been determined using expected net present value techniques utilizing a 15% discount rate. Customer relationships are valued assuming an annual attrition rate of 3%. Management does not expect adjustments to these estimates, if any, to have a material effect on the Company’s consolidated financial position or results of operations. For acquisitions completed through December 31, 2008, adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period (not exceeding twelve months).

The table below summarizes the preliminary purchase price allocation for DynaBil at the date of acquisitions.

December 31,	2008
(In thousands)
Tangible assets, exclusive of cash	$17,889
Intangible assets	20,430
Goodwill	20,434
Liabilities assumed	(12,470)

Cost of acquisition, net of cash acquired	$46,283

Note 3. Inventories

Inventories consist of the following:

December 31,	2008	2007
(In thousands)
Raw materials and supplies	$19,918	$21,818
Work in process	75,633	60,436
Finished goods	4,940	1,957

	100,491	84,211
Less progress payments	17,334	16,442

Total	$83,157	$67,769

Note 4. Property and Equipment

Property and equipment consist of the following:

December 31,	2008	2007	Range of Estimated Useful Lives
(In thousands)
Land	$11,333	$11,333
Buildings and improvements	32,477	31,526	5 - 40 Years
Machinery and equipment	87,742	80,157	2 - 20 Years
Furniture and equipment	19,326	16,748	2 - 10 Years
Construction in progress	5,045	6,947

	155,923	146,711
Less accumulated depreciation	93,969	90,417

Total	$61,954	$56,294

Depreciation expense was $8,378,000, $7,922,000, and $8,266,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 5. Goodwill and Other Intangible Assets

The carrying amounts of goodwill for the years ended December 31, 2008 and December 31, 2007 are as follows:

	Ducommun AeroStructures	Ducommun Technologies	Total Ducommun
(In thousands)
Balance at December 31, 2007	$36,785	$69,847	$106,632
Goodwill additions due to acquisitions	20,434	—	20,434
Goodwill impairment	—	(13,064)	(13,064)

Balance at December 31, 2008	$57,219	$56,783	$114,002

Other intangible assets at December 31, 2008 related to acquisitions are amortized on the straight-line method over periods ranging from one to fourteen years. The fair value of other intangible assets was determined by management and consists of the following:

	December 31, 2008			December 31, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	24,900	1,177	23,723	5,300	757	4,543
Trade names	4,050	1,030	3,020	3,400	680	2,720
Non-compete agreements	2,743	1,490	1,253	2,563	977	1,586
Contract renewal	1,845	307	1,538	1,845	183	1,662
Backlog	1,153	1,153	—	1,153	975	178

Total	34,691	5,157	29,534	14,261	3,572	10,689

In the fourth quarter of 2008, the Company recorded a non-cash charge of $13,064,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. In accordance with SFAS No. 142 – Goodwill and Other Intangible Assets, the Company performed its required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of its businesses versus their book values. The test as of December 31, 2008 indicated the book value of Miltec exceeded the fair value of the business. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the Company’s stock price as of December 31, 2008 compared with the test performed as of December 31, 2007. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (“WACC”), and terminal value assumptions. The WACC takes into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider risk profiles associated growth projection risks. The terminal value assumptions are applied to the final year of discounted cash flow model. Due to many variables inherit in the estimation of a business’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis. Prior to recording the goodwill impairment charge at Miltec, the Company tested the purchased intangible assets and other long-lived assets at the business as required by SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, and the carrying value of these assets were determined not to be impaired.

The carrying amount of other intangible assets as of December 31, 2008 and December 31, 2007 are as follows:

	December 31, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Ducommun AeroStructures	$20,430	$52	$20,378	$—	$—	$—
Ducommun Technologies	14,261	5,105	9,156	14,261	3,572	10,689

Total	$34,691	$5,157	$29,534	$14,261	$3,572	$10,689

Amortization expense of other intangible assets was $1,585,000 and $2,071,000 for the years ended December 31, 2008 and 2007, respectively. Future amortization expense is expected to be as follows:

	Ducommun AeroStructures	Ducommun Technologies	Total Ducommun
(In thousands)
2009	$1,770	$1,363	$3,133
2010	1,760	1,363	3,123
2011	1,445	900	2,345
2012	1,444	851	2,295
2013	1,400	850	2,250
Thereafter	12,559	3,829	16,388

	$20,378	$9,156	$29,534

Note 6. Accrued Liabilities

Accrued liabilities consist of the following:

December 31,	2008	2007
(In thousands)
Accrued compensation	$25,176	$25,170
Customer deposits	14,605	7,478
Accrued insurance costs	1,938	2,246
Customer claims	1,844	2,022
Accrued income tax and sales tax	2,895	1,681
Provision for contract cost overruns	941	958
Other	4,324	4,274

Total	$51,723	$43,829

Note 7. Long-Term Debt

Long-term debt is summarized as follows:

December 31,	2008	2007
(In thousands)
Bank credit agreement	$20,000	$20,000
Notes and other liabilities for acquisitions	10,719	5,751

Total debt	30,719	25,751
Less current portion	2,420	1,859

Total long-term debt	$28,299	$23,892

Future long-term debt payments are as follows:

(In thousands)	Long-Term Debt
2009	$2,420
2010	4,948
2011	20,147
2012	140
2013	3,064
Thereafter	—

Total	$30,719

The Company is party to an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (3.25% at December 31, 2008) plus a spread (0% to 0.75% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (0.45% at December 31, 2008 for one month LIBOR) plus a spread (1.75% to 2.50% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At December 31, 2008, the Company had $53,994,000 of unused lines of credit, after deducting $1,006,000 for outstanding standby letters of credit. The Company had outstanding loans of $20,000,000 and was in compliance with all covenants at December 31, 2008.

On September 5, 2007, the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of December 31, 2008, the one month LIBOR rate was approximately 0.45%, and the fair value of the interest rate swap was a liability of approximately $1,320,000. The Company believes that the credit risk associated with the counterparty is nominal.

In connection with the DynaBil acquisition in December 2008, the Company issued a promissory note in the initial principal amount of $7,000,000 bearing five (5%) percent interest per annum, which interest should be paid annually on each anniversary of the closing date and payable in cash principal installments of $4,000,000 18 months following the closing, and $3,000,000 on the fifth anniversary of the closing, together with any unpaid interest payment accrued in respect to the outstanding principal.

The weighted average interest rate on borrowings outstanding was 4.90% at December 31, 2008, compared to 4.87% at December 31, 2007. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

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

Recurring Fair Value Measures	At Fair Value as of December 31, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap	$—	$—	$—	$—

Liabilities:
Interest rate swap	$—	$1,320,000	$—	$1,320,000

Note 8. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At December 31, 2008 and 2007, no preferred shares were issued or outstanding.

At December 31, 2008, $3,714,294 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company repurchased 69,000 shares, or $986,000 of its common stock in 2008. The Company did not repurchase any of its common stock during 2007 and 2006, in the open market.

Note 9. Stock Options

The Company has three stock option or incentive plans. Stock awards may be made to directors, officers and key employees under the stock plans on terms determined by the Compensation Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. Stock options have been and may be granted to directors, officers and key employees under the stock plans at prices not less than 100% of the market value on the date of grant, and expire not more than ten years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. In 2007, performance stock units were awarded to seven officers and restricted stock units were awarded to two officers. In 2008, performance stock units were awarded to four officers and restricted stock units to one officer.

The Company applies fair value accounting for stock-based compensation based on the grant-date fair value estimated using a Black-Scholes valuation model. The Company recognizes compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. The Company has two award populations, one with an option vesting term of four years and the other with an option vesting term of one year. The Company estimates the forfeiture rate based on its historic experience. Tax benefits realized from stock award exercise gains in excess of stock-based compensation expense recognized for financial statement purposes are reported as cash flows from financing activities rather than as operating cash flows.

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

The fair value of each share-based payment award was estimated using the following assumptions and weighted average fair values as follows:

	Stock Options (1)
Year Ended December 31,	2008	2007	2006
Weighted average fair value of grants	$10.51	$14.14	$8.71
Risk-free interest rate	3.42%	4.95%	5.08%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	35.52%	54.11%	44.56%
Expected life in months	65	65	55

(1)	The fair value calculation was based on stock options granted during the period.

Option activity during the three years ended December 31, 2008 was as follows:

	2008		2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31	583,875	$21.079	820,225	$18.184	845,213	$16.813
Options granted	190,000	24.416	187,000	26.076	218,000	20.070
Options exercised	(32,750)	15.975	(340,850)	17.298	(210,488)	14.750
Options forfeited	(59,625)	22.518	(82,500)	19.246	(32,500)	17.414

Outstanding at December 31	681,500	$22.128	583,875	$21.079	820,225	$18.184

Exerciseable at December 31	295,500	$20.547	178,325	$18.623	324,500	$17.232

Available for grant at December 31	206,225		408,300		37,800

As of December 31, 2008, total unrecognized compensation cost (before tax benefits) related to stock options of $2,401,000 is expected to be recognized over a weighted-average period of 2.6 years.

Cash received from options exercised in the years ended December 31, 2008, 2007 and 2006 was $484,000, $3,814,000 and $2,208,000, respectively. The tax benefit realized for the tax deductions from options exercised of the share-based payment awards totaled $162,000, $1,815,000 and $625,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Nonvested stock options at December 31, 2007 and changes through the year ended December 31, 2008 were as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2007	405,550	$10.97
Granted	190,000	10.51
Vested	(150,675)	10.56
Forfeited	(58,875)	11.19

Nonvested at December 31, 2008	386,000	$10.87

The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock price on the last trading day of 2008 and the exercise prices of outstanding stock options, multiplied by the number of in-the-money stock options as of the same date. This represents the total amount before tax withholdings, that would have been received by stock option holders if they had all exercised the stock options on December 31, 2008. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2008, 2007 and 2006 was $404,000, $4,536,000 and $1,563,000, respectively. Total fair value of options expensed was $2,623,000, $2,033,000 and $1,502,000, before tax benefits, for the year ended December 31, 2008, 2007 and 2006, respectively.

Note 10. Employee Benefit Plans

The Company has three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers one former executive. The accumulated benefit obligations under these plans at December 31, 2008 and December 31, 2007 were $1,789,000 and $1,920,000, respectively, which are included in accrued liabilities.

The Company sponsors, for all its employees, two 401(k) defined contribution plans. The first plan covers all employees, other than employees at the Company’s Miltec subsidiary, and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan the Company generally provides a match equal to 50% of the employee’s contributions up to the first 6% of compensation, except for union employees who are not eligible to receive the match. The second plan covers only the employees at the Company’s Miltec subsidiary and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 100% of their compensation or limits established by the Internal Revenue Code. Under this plan, Miltec generally (i) provides a match equal to 100% of the employee’s contributions up to the first 5% of compensation, (ii) contributes 3% of an employee’s compensation annually, and (iii) contributes, at the Company’s discretion, 0% to 7% of an employee’s compensation annually. The Company’s provision for matching and profit sharing contributions for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 were approximately $4,472,000, $3,574,000 and $3,275,000, respectively.

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

Year Ended December 31,	2008	2007	2006
(In thousands)
Service cost	$500	$549	$680
Interest cost	831	752	696
Expected return on plan assets	(910)	(902)	(843)
Amortization of actuarial losses	96	135	204

Net periodic post retirement benefits cost	$517	$534	$737

The estimated net actuarial loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2009 is $373,000.

The obligations and funded status of the defined benefit pension plan are as follows:

December 31,	2008	2007
(In thousands)
Change in benefit obligation (1)
Beginning benefit obligation (January 1)	$12,813	$12,932
Service cost	502	548
Interest cost	831	752
Actuarial (gain)/loss	303	(946)
Benefits paid	(551)	(473)

Benefit obligation (December 31)	$13,898	$12,813

Change in plan assets
Beginning fair value of plan assets (January 1)	$10,445	$10,280
Return on assets	(2,735)	338
Employer Contribution	—	300
Benefits paid	(551)	(473)

Fair value of plan assets (December 31)	$7,159	$10,445

Funded status	$(6,739)	$(2,368)

Amounts recognized in the Statement of Financial Position as noncurrent liabilities	$(6,739)	$(2,368)

Unrecognized loss included in accumulated other comprehensive loss
Unrecognized loss (January 1), before tax	$2,220	$2,738
Amortization	(96)	(135)
Liability (gain)/loss	303	(946)
Asset (gain)/loss	3,645	563

Unrecognized loss (December 31), before tax	$6,072	$2,220
Tax impact	(2,432)	(889)

Unrecognized loss included in accumulated other comprehensive loss, net of tax	$3,640	$1,331

Accrued benefit cost included in other liabilities	$(665)	$(148)

(1)	Projected benefit obligation equals the accumulated benefit obligation for this plan.

On December 31, 2008, the Company’s annual measurement date, the accumulated benefit obligation, exceeded the fair value of the pension plan assets by $6,739,000. Such excess is referred to as an unfunded accumulated benefit obligation. The Company recognized a pension liability at December 31, 2008 and December 31, 2007 of $3,640,000, net of tax, and $1,331,000, net of tax, respectively, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be decreased or be eliminated if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. During the year ended, December 31, 2008, the pension liability increased by $2,309,000, net of tax.

The Company’s pension plan asset allocations at December 31, 2008 and 2007, by asset category, are as follows:

December 31,	2008	2007
Equity securities	84%	82%
Debt securities	15%	16%
Cash and equivalents	1%	2%

Total	100%	100%

Plan assets consist primarily of listed stocks and bonds and do not include any of the Company’s securities. The return on assets assumption reflects the average rate of return expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We select the return on asset assumption by considering our current and target asset allocation, which is around 85% equity and cash, and 15% debt securities.

The following weighted-average assumptions were used to determine the net periodic benefit cost under the pension plan at:

	Pension Benefits
December 31,	2008	2007	2006
Discount rate used to determine pension expense	6.50%	5.75%	5.50%

The following weighted average assumptions were used to determine the benefit obligations under the pension plan for:

	Pension Benefits
Year Ended December 31,	2008	2007	2006
Discount rate used to determine value of obligations	6.50%	6.50%	5.75%
Long term rate of return	9.00%	9.00%	9.00%

The following benefit payments under the pension plan, which reflect expected future service, as appropriate, are expected to be paid:

(In thousands)	Pension Benefits
2009	$700
2010	750
2011	800
2012	860
2013	927
2014 - 2018	5,306

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

The Company’s funding policy is to contribute cash to its pension plan so that the minimum contribution requirements established by government funding and taxing authorities are met. The Company expects to make a contribution of $2,362,000 to the pension plan in 2009.

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

Note 12. Leases

The Company leases certain facilities and equipment for periods ranging from one to eight years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2008, 2007 and 2006 was $4,944,000, $5,016,000 and $4,711,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at December 31, 2008 are as follows:

(In thousands)	Lease Commitments
2009	$4,807
2010	4,165
2011	2,577
2012	757
2013	426
Thereafter	1,769

Total	$14,501

Note 13. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a transition adjustment reducing retained earnings on January 1, 2007 by $189,000; all of which is interest on unrecognized tax positions.

The Company records the interest charge and penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the years ended December 31, 2008, 2007 and 2006, the Company recognized approximately ($100,000), $119,000 and $176,000 in interest related to uncertain tax positions. The Company had approximately $335,000 and $435,000 for the payment of interest and penalties accrued at December 31, 2008 and 2007, respectively.

As of January 1, 2008, the Company’s total amount of unrecognized tax benefits was $2,720,000. This amount, if recognized, would affect the annual income tax rate.

During 2008, the Company had recognized $1,295,000 of previously unrecognized tax benefit as a result of the expiration of various statutes of limitation. At December 31, 2008, the Company’s total amount of unrecognized tax benefits was $2,014,000, which if recognized, would affect the annual income tax rate. During the next year, the Company expects the liability for uncertain tax positions to increase by amounts similar to the additions that occurred in 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance at January 1,	$2,720,000	$2,561,000
Additions based on tax positions related to the current year	589,000	621,000
Additions for tax positions for prior years	—	18,000
Reductions for tax positions of prior years	(801,000)	(480,000)
Settlements	(494,000)	—

Balance at December 31,	$2,014,000	$2,720,000

During 2008, the Company concluded the examination of its federal income tax returns for 2005 and 2006. The Company’s California franchise (income) tax returns for 2004 and 2005 have been selected for examination. Management does not expect the results of this examination to have a material impact on the Company’s financial statements. Federal income tax returns after 2006, California franchise (income) tax returns after 2005 and other state income tax returns after 2004 are subject to examination.

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

The provision for income tax expense/(benefit) consists of the following:

Year Ended December 31,	2008	2007	2006
(In thousands)
Current tax expense/(benefit):
Federal	$7,295	$8,252	$4,344
State	1,100	975	(136)

	8,395	9,227	4,208

Deferred tax expense/(benefit):
Federal	(3,650)	(2,414)	22
State	(808)	821	(439)

	(4,458)	(1,593)	(417)

Income tax expense	$3,937	$7,634	$3,791

Deferred tax assets (liabilities) are comprised of the following:

December 31,	2008	2007
(In thousands)
Allowance for doubtful accounts	$679	$140
Contract overrun reserves	378	384
Deferred compensation	647	487
Employment-related reserves	2,247	2,111
Environmental reserves	1,855	1,884
Interest rate swap	529	240
Inventory reserves	4,039	3,823
Pension obligation	2,432	889
State net operating loss carryforwards	331	270
State tax credit carryforwards	923	777
Stock-based compensation	1,260	881
Workers’ compensation	447	433
Other	1,371	984

	17,138	13,303
Depreciation	(3,576)	(2,025)
Goodwill	(5,812)	(8,857)
Intangibles	(7,697)	—
Purchase accounting adjustment - inventory	(415)	—
Valuation allowance	(366)	(278)

Net deferred tax assets (liabilities)	$(728)	$2,143

The Company has state tax credit carryforwards of $2 million which begin to expire in 2017 and state net operating losses of $8.2 million which begin to expire in 2011. Management has recorded benefit for those carryforwards it expects to be utilized on tax returns filed in the future.

Management has established a valuation allowance for items that are not expected to provide future tax benefits. Management believes it is more likely than not that the Company will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation between expected and effective tax rates are as follows:

Year Ended December 31,	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	2.3	1.9	(0.5)
Benefit of research and development tax credits	(10.6)	(4.6)	(4.4)
Benefit of extraterritorial income exclusion	—	—	(0.5)
Benefit of qualified domestic production activities	(3.4)	(2.1)	(1.0)
Unremitted earnings/losses of foreign subsidiary	0.4	0.5	(0.4)
Reduction of tax reserves	—	—	(7.3)
Prior year adjustment	—	(2.7)	—
Other	(0.6)	—	0.1

Effective Income Tax Rate	23.1%	28.0%	21.0%

During 2006, the Company reduced certain tax reserves which were previously established for identified exposures. The decision to release the reserves was based upon events occurring during the year, including the expiration of tax statutes of limitations.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (“the Act”). For companies that pay income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities, which will be phased-in from 2005 through 2010. The Act also provides for a two-year phase-out of the existing extraterritorial income (“ETI”) exclusion now in place. The Company currently derives benefit from the ETI exclusion. The Act reduces the Company’s ETI exclusion for 2006 to 60% of the otherwise allowable exclusion. No exclusions were available in 2007 or beyond.

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

The Company had substantial sales, through both of its business segments, to Boeing, the United States government and Raytheon. During 2008 and 2007, sales to Boeing, the United States government and Raytheon were as follows:

December 31,	2008	2007
(In thousands)
Boeing	$130,783	$126,484
United States government	33,335	32,622
Raytheon	33,248	30,007

Total	$197,366	$189,113

At December 31, 2008, trade receivables from Boeing, the United States government and Raytheon were $5,816,000, $1,076,000 and $2,341,000, respectively. The sales and receivables relating to Boeing, the United States government and Raytheon are diversified over a number of different commercial, military and space programs.

In 2008, 2007 and 2006, sales to foreign customers worldwide were $32,850,000, $27,707,000 and $24,879,000, respectively. The Company had no sales to a foreign country greater than 4% of total sales in 2008, 2007 and 2006, respectively. The amounts of profitability and identifiable assets attributable to foreign sales activity are not material when compared with revenue, profitability and identifiable assets attributed to United States domestic operations during 2008, 2007 and 2006.

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

In the fourth quarter of 2008, the Company recorded a non-cash charge of $13,064,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. The test as of December 31, 2008 indicated the book value of Miltec exceeded the fair value of the business.

Financial information by operating segment is set forth below:

Year Ended December 31,	2008	2007	2006
(In thousands)
Net Sales:
Ducommun AeroStructures	$251,198	$219,095	$190,500
Ducommun Technologies	152,605	148,202	128,521

Total Net Sales	$403,803	$367,297	$319,021

Segment Income Before Interest and Taxes (1):
Ducommun AeroStructures	$35,063	$27,242	$22,620
Ducommun Technologies	(4,087)	10,176	4,514

	30,976	37,418	27,134
Corporate General and Administrative Expenses	(12,685)	(7,768)	(6,445)

Total Income Before Interest and Taxes	$18,291	$29,650	$20,689

Depreciation and Amortization Expenses:
Ducommun AeroStructures	$5,675	$5,513	$6,081
Ducommun Technologies	4,154	4,320	3,581
Corporate Administration	134	160	105

Total Depreciation and Amortization Expenses	$9,963	$9,993	$9,767

Capital Expenditures:
Ducommun AeroStructures	$9,718	$5,212	$5,484
Ducommun Technologies	2,592	5,834	3,035
Corporate Administration	108	215	187

Total Capital Expenditures	$12,418	$11,261	$8,706

(1)	Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

As of December 31,	2008	2007
(In thousands)
Total Assets:
Ducommun AeroStructures	$229,914	$154,978
Ducommun Technologies	118,401	132,643
Corporate Administration	17,871	44,855

Total Assets	$366,186	$332,476

Goodwill and Intangibles
Ducommun AeroStructures	$77,597	$36,785
Ducommun Technologies	65,939	80,536

Total Goodwill and Intangibles	$143,536	$117,321

Supplementary Quarterly Financial Data (Unaudited)

	2008				2007
Three Months Ended	Dec 31	Sep 27	Jun 28	Mar 29	Dec 31	Sep 29	Jun 30	Mar 31
(in thousands, except per share amounts)
Sales and Earnings
Net Sales	$101,424	$100,856	$102,865	$98,658	$93,476	$94,665	$91,104	$88,052

Gross Profit	18,496	20,823	21,693	20,891	17,040	20,530	19,794	18,477

Income Before Taxes	(9,468)	8,984	9,224	8,309	6,690	8,071	6,895	5,599
Income Tax Expense	5,233	(2,720)	(3,393)	(3,057)	(1,272)	(2,239)	(2,324)	(1,799)

Net Income	$(4,235)	$6,264	$5,831	$5,252	$5,418	$5,832	$4,571	$3,800

Earnings Per Share:
Basic earnings per share	$(0.40)	$.59	$.55	$.50	$.52	$.56	$.44	$.37
Diluted earnings per share	$(0.40)	.59	.55	.49	.51	.55	.44	.37

In the fourth quarter of 2008, the Company recorded a non-cash charge of $13,064,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period

FOR THE YEAR ENDED DECEMBER 31, 2008
Allowance for Doubtful Accounts	$392,000	$1,502,000	(a)		$200,000		$1,694,000
Valuation Allowance on Deferred Tax Assets	$278,000	$88,000					$366,000
Inventory Reserves	$9,348,000	$3,959,000			$3,149,000		$10,158,000

FOR THE YEAR ENDED DECEMBER 31, 2007
Allowance for Doubtful Accounts	$310,000	$755,000			$673,000		$392,000
Valuation Allowance on Deferred Tax Assets	$2,087,000	$32,000	(b)		$1,841,000	(b)	$278,000
Inventory Reserves	$9,331,000	$2,735,000			$2,718,000		$9,348,000

FOR THE YEAR ENDED DECEMBER 31, 2006
Allowance for Doubtful Accounts	$243,000	$112,000		$98,000	$143,000	(c)	$310,000
Valuation Allowance on Deferred Tax Assets	$1,953,000	$352,000	(d)		$218,000	(d)	$2,087,000
Inventory Reserves	$8,283,000	$6,346,000			$5,298,000		$9,331,000

(a)	Increase in allowance for doubtful accounts for a customer Chapter 11 Bankruptcy filing.

(b)	Increase Valuation Allowance regarding state net operating carryforwards ($56,000) and intangibles ($32,000).

(c)	Write-offs on uncollectible accounts.

(d)	Increase Valuation Allowance regarding state net operating loss carryforwards ($320,000) and intangibles ($32,000). Decrease Valuation Allowance for “Pension Liability” ($218,000).

(b) Exhibits

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 29, 1990. Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 1990.

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 27, 1998. Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 1998.

3.3	Bylaws as amended and restated on May 7, 2008. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 8, 2008.

4.1	Amended and Restated Credit Agreement dated as of April 7, 2005 among Ducommun Incorporated and the lenders referred to therein. Incorporated by reference to Exhibit 99.1 to Form 8-K dated April 11, 2005.

4.2	Amendment No. 1 to Amended and Restated Credit Agreement dated December 19, 2008 Among Ducommun Incorporated, Bank of America, N.A., as Administrative Agent, and the other lender’s name therein. Incorporated by reference to Exhibit 1.2 to Form 8-K dated December 23, 2008.

*10.1	1994 Stock Incentive Plan, as amended May 7, 1998. Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1997.

*10.2	2001 Stock Incentive Plan, as amended. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 31, 2004.

*10.3	2007 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 21, 2007.

*10.4	Form of Nonqualified Stock Option Agreement, for grants to employees prior to January 1, 1999, under the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1990.

*10.5	Form of Nonqualified Stock Option Agreement, for grants to employees between January 1, 1999 and June 30, 2003, under the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999.

*10.6	Form of Nonqualified Stock Option Agreement, for nonemployee directors under the 2007 Stock Incentive Plan, the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

*10.7	Form of Nonqualified Stock Option Agreement, for grants to employees after July 1, 2003, under the 2007 Stock Incentive Plan, the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.

*10.8	Form of Memorandum Amendment to Existing Stock Option Agreements dated August 25, 2003. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2003.

*10.9	Form of Performance Stock Unit Agreement for 2007 and 2008. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 6, 2007.

*10.10	Form of Performance Stock Unit Agreement for 2009 and thereafter. Incorporated by reference to Exhibit 99.2 to Form 8-K dated February 5, 2009.

*10.11	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 8, 2007.

*10.12	Form of Key Executive Severance Agreement entered with four current executive officers of Ducommun. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2008. All of the Key Executive Severance Agreements are identical except for the name of the executive officer, the address for notice, and the date of the Agreement:

Executive Officer	Date of Agreement
Joseph C. Berenato	December 31, 2007
James S. Heiser	December 31, 2007
Anthony J. Reardon	December 31, 2007
Samuel D. Williams	December 31, 2007

*10.13	Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Kathryn M. Andrus	January 30, 2008
Joseph C. Berenato	November 4, 1991
Joseph P. Bellino	September 15, 2008
H. Frederick Christie	October 23, 1985
Eugene P. Conese, Jr.	January 26, 2000
Ralph D. Crosby, Jr.	January 26, 2000
Donald C. DeVore, Jr.	January 30, 2008
Robert C. Ducommun	December 31, 1985
Jay L. Haberland	February 2, 2009
James S. Heiser	May 6, 1987
Thomas P. Mullaney	April 8, 1987
Gary Parkinson	February 27, 2007
Robert D. Paulson	March 25, 2003
Anthony J. Reardon	January 8, 2008
Rosalie F. Rogers	July 24, 2008
Samuel D. Williams	November 11, 1988

*10.14	Ducommun Incorporated 2008 Bonus Plan. Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 18, 2008.

*10.15	Ducommun Incorporated 2009 Bonus Plan. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 5, 2009.

*10.16	Directors’ Deferred Compensation and Retirement Plan, as amended and restated August 5, 2004. Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended October 2, 2004.

*10.17	Amendment No. 1 to Directors’ Deferred Compensation and Retirement Plan dated October 26, 2007. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year-ended December 31, 2007.

*10.18	Ducommun Incorporated Executive Retirement Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

*10.19	Ducommun Incorporated Executive Compensation Deferral Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 3, 1993.

*10.20	Ducommun Incorporated Executive Compensation Deferral Plan No. 2 as amended and restated October 26, 2007. Incorporated by reference to Exhibit 10.18 to Form 10-K for the year-ended December 31, 2007.

*10.21	Employment Letter Agreement dated September 5, 2008 between Ducommun Incorporated and Joseph P. Bellino. Incorporated by reference to Exhibit 99.1 to Form 8-K dated September 18, 2008.

10.22	Stock Purchase Agreement Dated December 22, 2008, By and Among DynaBil Aquisition, Inc., Each of the Stockholders of DynaBil Acquisition, Inc., as Sellers, Ducommun AeroStructures, Inc., as Purchaser, and Ducommun Incorporated, as Guarantor. Incorporated by reference to Exhibit 1.1 to Form 8-K dated December 23, 2008.

11	Reconciliation of the Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

21	Subsidiaries of registrant

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates an executive compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCOMMUN INCORPORATED

Date: February 25, 2009	By:	/s/ Joseph P. Bellino
Joseph P. Bellino
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2009	By:	/s/ Joseph C. Berenato
Joseph C. Berenato
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2009	By:	/s/ Joseph P. Bellino
Joseph P. Bellino
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 25, 2009	By:	/s/ Samuel D. Williams
Samuel D. Williams
Vice President and Controller
(Principal Accounting Officer)

DIRECTORS

By:	/s/ Joseph C. Berenato	Date: February 25, 2009
Joseph C. Berenato

By:	/s/ Eugene P. Conese, Jr.	Date: February 25, 2009
Eugene P. Conese, Jr.

By:	/s/ Ralph D. Crosby, Jr.	Date: February 25, 2009
Ralph D. Crosby, Jr.

By:	/s/ H. Frederick Christie	Date: February 25, 2009
H. Frederick Christie

By:	/s/ Robert C. Ducommun	Date: February 25, 2009
Robert C. Ducommun

By:	/s/ Jay L. Haberland	Date: February 25, 2009
Jay L. Haberland

By:	/s/ Robert D. Paulson	Date: February 25, 2009
Robert D. Paulson