Form 10-Q
period 2009-04-04
DUCOMMUN INC /DE/
filed 2009-05-04
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 4, 2009, there were outstanding 10,448,676 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) April 4, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$1,130	$3,508
Accounts receivable	66,369	50,090
Unbilled receivables	5,119	7,074
Inventories	88,130	83,157
Deferred income taxes	10,217	9,172
Other current assets	5,306	6,172

Total Current Assets	176,271	159,173
Property and Equipment, Net	61,438	61,954
Goodwill, Net	113,314	114,002
Other Assets	29,932	31,057

	$380,955	$366,186

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$1,932	$2,420
Accounts payable	35,296	35,358
Accrued liabilities	40,321	51,723

Total Current Liabilities	77,549	89,501
Long-Term Debt, Less Current Portion	53,374	28,299
Deferred Income Taxes	10,009	9,902
Other Long-Term Liabilities	14,101	14,038

Total Liabilities	155,033	141,740

Commitments and Contingencies
Shareholders’ Equity:
Common stock	106	106
Treasury stock	(1,924)	(986)
Additional paid-in capital	56,574	56,040
Retained earnings	175,513	173,718
Accumulated other comprehensive loss	(4,347)	(4,432)

Total Shareholders’ Equity	225,922	224,446

	$380,955	$366,186

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Three Months Ended
	April 4, 2009	March 29, 2008
Sales and Service Revenues:
Product sales	$93,977	$84,309
Service revenues	17,378	14,349

Net Sales	111,355	98,658

Operating Costs and Expenses:
Cost of product sales	79,972	66,234
Cost of service revenues	14,077	11,533
Selling, general and administrative expenses	12,809	12,379

Total Operating Costs and Expenses	106,858	90,146

Operating Income	4,497	8,512
Interest Expense, Net	(639)	(203)

Income Before Taxes	3,858	8,309
Income Tax Expense, Net	(1,273)	(3,057)

Net Income	$2,585	$5,252

Earnings Per Share:
Basic earnings per share	$.25	$.50
Diluted earnings per share	$.25	$.49
Weighted Average Number of Common Shares Outstanding:
Basic	10,495	10,551
Diluted	10,502	10,635

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For Three Months Ended
	April 4, 2009	March 29, 2008
Cash Flows from Operating Activities:
Net Income	$2,585	$5,252
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation	2,211	1,948
Amortization of other intangible assets	391	464
Amortization of discounted notes payable	3	15
Stock-based compensation expense	514	611
Deferred income tax benefit	(884)	(28)
Income tax benefit from stock-based compensation	113	56
Excess tax benefit from stock-based compensation	—	(29)
Other	(127)	(46)
Changes in Assets and Liabilities:
Accounts receivable - (increase)	(16,267)	(8,179)
Unbilled receivables - decrease/(increase)	1,955	(1,738)
Inventories - (increase)	(4,973)	(5,854)
Other assets - decrease	2,288	188
Accounts payable - (decrease)	(62)	(3,674)
Accrued and other liabilities - (decrease)/increase	(11,193)	(3,713)

Net Cash Used in Operating Activities	(23,446)	(14,727)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,696)	(2,855)

Net Cash Used in Investing Activities	(1,696)	(2,855)

Cash Flows from Financing Activities:
Net borrowings/(repayments) of long-term debt	24,584	(1,000)
Cash dividends paid	(789)	—
Repurchase of stock	(938)	—
Net cash effect of exercise related to stock options	(93)	133
Excess tax benefit from stock-based compensation	—	29

Net Cash Provided by/(Used in) Financing Activities	22,764	(838)

Net Decrease in Cash and Cash Equivalents	(2,378)	(18,420)
Cash and Cash Equivalents at Beginning of Period	3,508	31,571

Cash and Cash Equivalents at End of Period	$1,130	$13,151

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of April 4, 2009, the consolidated statements of income are unaudited for the three months ended April 4, 2009 and March 29, 2008 and the consolidated statements of cash flows are unaudited for the three months ended April 4, 2009 and March 29, 2008. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended April 4, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended
	April 4, 2009	March 29, 2008
Basic weighted average shares outstanding	10,495,000	10,551,000
Dilutive potential common shares	7,000	84,000

Diluted weighted average shares outstanding	10,502,000	10,635,000

The numerator used to compute diluted earnings per share is as follows:

	Three Months Ended
	April 4, 2009	March 29, 2008
Net earnings (total numerator)	$2,585,000	$5,252,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Three Months Ended
	April 4, 2009	March 29, 2008
Stock options and stock units	752,000	293,000

Comprehensive Income

Certain items such as unrealized gains and losses on certain investments in debt and equity securities and pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is included in other comprehensive loss and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a pension liability adjustment of $3,640,000 net of tax, and an interest rate hedge mark-to-market adjustment of $707,000, net of tax at April 4, 2009, compared to a pension liability adjustment of $3,640,000, net of tax, and an interest rate hedge mark-to-market adjustment of $792,000, net of tax at December 31, 2008.

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles (“GAAP”). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The effective date of SFAS No. 157 was delayed for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted certain provisions of SFAS No. 157 for financial assets and liabilities in the first quarter of 2008 which did not have a material effect on the Company’s results of operations and financial position. The Company is currently evaluating the impact of the adoption of SFAS No. 157 for nonfinancial assets and liabilities, on its results of operations and financial position.

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

In December 2007, FASB issued Statement Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The effective date to adopt SFAS No. 160 for the Company was January 1, 2009. The adoption of SFAS No. 160 did not have a material effect on its results of operations and financial position.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flow. The provisions of SFAS No. 161 were effective for the Company beginning in the first quarter of 2009. The adoption of SFAS No. 161 did not have a material effect on the Company’s financial statements.

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

Note 2. Acquisitions

On December 23, 2008, the Company acquired DynaBil Industries, Inc. (“DAS-New York”), a privately-owned company based in Coxsackie, New York for $45,322,000 (net of cash acquired and excluding acquisition costs). The purchase price for DAS-New York remains subject to adjustment based on a closing balance sheet. DAS-New York is a leading provider of titanium and aluminum structural components and assemblies for commercial and military aerospace applications. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $10,500,000 under the Company’s credit agreement.

The following table presents unaudited pro forma consolidated operating results for the Company for the quarter ended March 29, 2008 as if the DAS-New York acquisition had occurred as of the beginning of the period presented.

(Unaudited) (In thousands) Three Months Ended
March 29, 2008
Net sales	$109,235
Net income	5,144
Basic earnings per share	0.49
Diluted earnings per share	0.48

The consolidated financial statements reflect estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for DAS-New York. The principal estimates of fair value were determined using expected net present value techniques utilizing a 15% discount rate. Customer relationships are valued assuming an annual attrition rate of 3%. Management does not expect adjustments to these estimates, if any, to have a material effect on the Company’s consolidated financial position or results of operations.

The table below summarizes the purchase price allocation for DAS-New York at the date of acquisition (December 23, 2008).

	(In thousands)
	April 4, 2009	December 31, 2008
Tangible assets, exclusive of cash	$18,633	$17,889
Intangible assets	19,730	20,430
Goodwill	19,746	20,434
Liabilities assumed	(12,470)	(12,470)

Cost of acquisition, net of cash acquired	$45,639	$46,283

Amortization expense of other intangible assets was $391,000 and $464,000 for the three months ended April 4, 2009 and March 29, 2008, respectively. Future amortization expense is expected to be as follows:

	Ducommun AeroStructures	Ducommun Technologies	Total Ducommun
(In thousands)
Balance of 2009	$1,436	$1,023	$2,459
2010	2,629	1,363	3,992
2011	2,867	900	3,767
2012	2,828	851	3,679
2013	2,219	850	3,069
Thereafter	7,648	3,829	11,477

	$19,627	$8,816	$28,443

Note 3. Inventories

Inventories consist of the following:

	(In thousands)
	April 4, 2009	December 31, 2008
Raw materials and supplies	$21,398	$19,918
Work in process	80,521	75,633
Finished goods	5,031	4,940

	106,950	100,491
Less progress payments	18,820	17,334

Total	$88,130	$83,157

Note 4. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	April 4, 2009	December 31, 2008
Bank credit agreement	$45,100	$20,000
Notes and other obligations for acquisitions	10,206	10,719

Total debt	55,306	30,719
Less current portion	1,932	2,420

Total long-term debt	$53,374	$28,299

The Company is party to an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (3.25% at April 4, 2009) plus a spread (0% to 0.75% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (0.49% at April 4, 2009 for one month LIBOR) plus a spread (1.75% to 2.50% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At April 4, 2009, the Company had $28,894,000 of unused lines of credit, after deducting $1,006,000 for outstanding standby letters of credit. The Company had outstanding loans of $45,100,000 and was in compliance with all covenants at April 4, 2009.

On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of April 4, 2009, the one month LIBOR rate was approximately 0.49%, and the fair value of the interest rate swap was a liability of approximately $1,179,000. The Company believes that the credit risk associated with the counterparty is nominal.

In connection with the DAS-New York acquisition in December 2008, the Company issued a promissory note in the initial principal amount of $7,000,000 bearing five (5%) percent interest per annum, which interest should be paid annually on each anniversary of the closing date and payable in cash principal installments of $4,000,000 18 months following the closing, and $3,000,000 on the fifth anniversary of the closing, together with any unpaid interest payment accrued in respect to the outstanding principal.

The weighted average interest rate on borrowings outstanding was 3.86% at April 4, 2009, compared to 4.87% at March 29, 2008. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 4, 2009. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of April 4, 2009
Recurring Fair Value Measures (In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap	$—	$—	$—	$—

Liabilities:
Interest rate swap	$—	$1,179,000	$—	$1,179,000

Note 5. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At April 4, 2009 and March 29, 2008, no preferred shares were issued or outstanding.

At April 4, 2009, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company repurchased 80,576 shares, or $1,042,000, of its common stock during the first quarter of 2009. The Company repurchased 1,359 shares, or $37,000, of its common stock during the first quarter of 2008, in the open market.

Note 6. Employee Benefit Plans

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands) Three Months Ended
	April 4, 2009	March 29, 2008
Service cost	$125	$137
Interest cost	208	188
Expected return on plan assets	(228)	(225)
Amortization of actuarial loss	93	17

Net periodic post retirement benefit cost	$198	$117

Note 7. Indemnifications

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

Note 8. Income Taxes

The Company records the interest charge and penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the three months ended April 4, 2009 and March 29, 2008, the Company recognized approximately $24,000 and $59,000, respectively, in interest related to uncertain tax positions. The Company had approximately $320,000 and $335,000 for the payment of interest and penalties accrued at April 4, 2009 and December 31, 2008, respectively.

The Company’s total amount of unrecognized tax benefits was approximately $2,161,000 and $2,014,000 at April 4, 2009 and December 31, 2008, respectively. These amounts, if recognized, would affect the annual income tax rate.

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

Note 9. Contingencies

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

Financial information by operating segment is set forth below:

	(In thousands) Three Months Ended
	April 4, 2009	March 29, 2008
Net Sales:
Ducommun AeroStructures	$72,752	$63,849
Ducommun Technologies	38,603	34,809

Total Net Sales	$111,355	$98,658

Segment Operating Income
Ducommun AeroStructures	$3,978	$10,543
Ducommun Technologies	3,341	1,227

	7,319	11,770
Corporate General and Administrative Expenses	(2,822)	(3,258)

Total Operating Income	$4,497	$8,512

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	April 4, 2009	December 31, 2008
Total Assets:
Ducommun AeroStructures	$244,437	$229,914
Ducommun Technologies	122,094	118,401
Corporate Administration	14,424	17,871

Total Assets	$380,955	$366,186

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the first quarter of 2009, the Company recorded a pre-tax inventory reserve of $4,359,000 related to inventory on-hand for Eclipse Aviation Corporation (“Eclipse”). Eclipse is currently going through Chapter 7 of the bankruptcy law essentially forcing liquidation. In November 2008, Eclipse had filed for protection under Chapter 11 of the bankruptcy law. Its stated intention at that time was to reorganize and emerge from bankruptcy under new ownership. Based on this and other available information, the Company recorded an increase in allowance for doubtful accounts in the amount of $1,130,000 in 2008 because of the Chapter 11 filing and retained inventory and equipment totaling $4,359,000 on its books in anticipation of future business with Eclipse. The Company continued to provide product to Eclipse until it discontinued business in the first quarter of 2009. The Company currently has approximately $127,000 of assets related to Eclipse remaining, which approximates the scrap value of the inventory at April 4, 2009.

Sales, gross profit as a percentage of sales, selling, general and administrative expenses as a percentage of sales, the effective tax rate and the diluted earnings per share, in the first quarter of 2009 and 2008, respectively, were as follows:

	First Quarter
	2009	2008
Sales (in $000’s)	$111,355	$98,658
Gross Profit % of Sales	15.5%	21.2%
SG&A Expense % of Sales	11.5%	12.5%
Effective Tax Rate	33.0%	36.8%
Diluted Earnings Per Share	$0.25	$0.49

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs.

The Company’s mix of military, commercial and space business in the first quarters of 2009 and 2008, respectively, was approximately as follows:

	First Quarter
	2009	2008
Military	61%	59%
Commercial	37	39
Space	2	2

Total	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache helicopter programs. Sales to these programs, as a percentage of total sales, for the first quarters of 2009 and 2008, respectively, were approximately as follows:

	First Quarter
	2009	2008
Boeing Commercial Aircraft	16%	17%
Boeing Apache Helicopter	11	15
Boeing C-17 Aircraft	9	9
All Others	64	59

Total	100%	100%

Sales in the first quarter of 2009 were higher than the first quarter of 2008 by $12,697,000, primarily due to sales from the DAS-New York acquisition (December 2008). Sales in the first quarter of 2009 from DAS-New York were $11,321,000.

Net income for the first quarter of 2009 was lower than the first quarter of 2008. The decline in net income in 2009 was driven primarily by the pre-tax inventory reserves for Eclipse of $4,359,000 and an increase in interest expense due to higher debt in 2009, partially offset by lower income taxes.

Results of Operations

First Quarter of 2009 Compared to First Quarter of 2008

Net sales in the first quarter of 2009 was $111,355,000, compared to net sales in the first quarter 2008 of $98,658,000. Net sales in the first quarter of 2009 increased 12.9% from the same period last year primarily due to sales of $11,321,000 from DAS-New York, which was acquired in December 2008. The Company’s mix of business in the first quarter of 2009 was approximately 61% military, 37% commercial, and 2% space, compared to 59% military, 39% commercial, and 2% space in the first quarter of 2008.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government, Sikorsky and Raytheon. During the first quarters of 2009 and 2008, sales to these customers were as follows:

	(In thousands) Three Months Ended
	April 4, 2009	March 29, 2008
Boeing	$33,863	$34,022
United States government	9,599	7,863
Sikorsky	9,122	1,807
Raytheon	6,369	6,941

Total	$58,953	$50,633

At April 4, 2009, trade receivables from Boeing, the United States government, Sikorsky and Raytheon were $9,734,000, $4,353,000, $4,694,000 and $3,151,000, respectively. The sales and receivables relating to these customers are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $67,943,000, or 61% of total sales in the first quarter 2009, compared to $58,137,000, or 59% of total sales in the first quarter of 2008. The increase in military sales in the first quarter of 2009 resulted principally from a $7,195,000 increase in sales to the Blackhawk program, primarily at the DAS-New York operation, a $3,539,000 increase in sales to the DTI military missiles programs, a $2,644,000 increase in sales to the F-15 program, primarily at DTI and a $932,000 increase in all other military programs at DAS and DTI, partially offset by a reduction of $2,930,000 in sales to the Apache helicopter program at DAS and $1,574,000 in sales to the F-18 program, primarily at DTI. The Apache helicopter program accounted for approximately $12,068,000 in sales in the first quarter of 2009, compared to $14,998,000 in sales in the first quarter of 2008. The Blackhawk program accounted for approximately $9,869,000 in sales in the first quarter 2009 compared to $2,674,000 in sales in 2008. The C-17 program accounted for approximately $9,712,000 in sales in the first quarter of 2009 compared to $8,997,000 in sales, in the first quarter of 2008. The F-15 program accounted for approximately $4,662,000 in sales in the first quarter 2009 compared to $2,018,000 in sales in 2008. The F-18 program accounted for approximately $2,682,000 in sales in the first quarter 2009 compared to $4,256,000 in sales in 2008.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $41,243,000, or 37% of total sales in the first quarter of 2009, compared to $38,470,000, or 39% of total sales in the first quarter of 2008. During the first quarter of 2009, commercial sales were higher principally because of a $1,350,000 increase in sales to the Boeing 777 program, primarily at the DAS-New York operation and a $1,423,000 increase in all other commercial programs at DAS and DTI. Sales to the Boeing 737NG program accounted for approximately $10,103,000 in sales in the first quarter of 2009, compared to $10,378,000 in sales in the first quarter of 2008. The Boeing 777 program accounted for approximately $4,083,000 in sales in the first quarter of 2009 compared to $2,733,000 in sales in the first quarter of 2008.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $2,169,000, or 2% of total sales in the first quarter of 2009, compared to $2,051,000, or 2% of total sales in the first quarter of 2008. The increase in sales for space programs resulted principally from an increase in engineering services at DTI.

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of April 4, 2009, backlog believed to be firm was approximately $434,387,000 compared to $475,800,000 at December 31, 2008. Approximately $217,000,000 of total backlog is expected to be delivered during the remainder of 2009. The backlog at April 4, 2009 included the following programs:

Backlog (In thousands)
737NG	$47,311
F-18	42,051
Apache Helicopter	39,338
Blackhawk Helicopter	34,652
C-17	30,415
Carson Helicopter	26,827
Chinook Helicopter	21,596
777	18,172

$260,362

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

Gross profit, as a percent of sales, decreased to 15.5% in the first quarter of 2009 compared to 21.2% in the first quarter of 2008. The gross profit margin decrease was primarily attributable to an inventory reserve of $4,359,000, or 3.9% of sales, taken for inventory related to Eclipse and lower operating performance at DAS, partially offset by higher operating performance at DTI.

Selling, general and administrative (“SG&A”) expenses increased to $12,809,000, or 11.5% of sales in the first quarter of 2009, compared to $12,379,000, or 12.5% of sales, in the first quarter of 2008. The increase in SG&A expenses was due primarily to the expenses related to the acquisition of DAS-New York.

Interest expense was $639,000 in the first quarter of 2009, compared to $203,000 in the first quarter of 2008. The increase was primarily due to higher debt in 2009.

Income tax expense decreased to $1,273,000 in the first quarter of 2009, compared to $3,057,000 in the first quarter of 2008. The decrease in income tax expense was due to a decrease in income before taxes and a lower effective income tax rate. The Company’s effective tax rate for the first quarter of 2009 was 33%, compared to 36.8% in the first quarter of 2008. The Company’s effective tax rate in the first quarter of 2009 included the benefit of research and development tax credits. The Company’s effective tax rate in the first quarter of 2008 did not include the benefit of research and development tax credits. The federal tax law providing for research and development tax credits had not been extended by the end of March 29, 2008.

Net income was $2,585,000, or $0.25 diluted earnings per share, in the first quarter of 2009 compared to $5,252,000, or $0.49 diluted earnings per share, in the first quarter of 2008. Net income for the first quarter of 2009 includes an after-tax charge of $2,920,000, or $0.27 per diluted share, for the Eclipse inventory reserve discussed above.

Financial Condition

Cash Flow Summary

Net cash used in operating activities for the first three months of 2009 and 2008 was $23,446,000 and $14,727,000, respectively. Net cash used in operating activities for the first three months of 2009 was impacted by an increase in accounts and unbilled receivables of $14,312,000 primarily related to the timing of billings to customers and extension of payments by the customers, a reduction in accrued and other liabilities of $11,402,000 (consisting primarily of a $7,156,000 decrease in accrued bonuses and incentives, a $3,358,000 reduction in customer deposits and a $1,048,000 reduction in deferred compensation), and an increase in inventory of $4,973,000 primarily related to work-in-process for production jobs scheduled to be shipped in 2009 and 2010, partially offset by a reduction in deferred compensation deposits of $2,021,000.

Net cash used in investing activities for the first three months of 2009 consisted primarily of $1,696,000 of capital expenditures.

Net cash used in financing activities for the first three months of 2009 of $22,764,000 included approximately $24,584,000 of net borrowings of debt, $938,000 repurchase of stock, $789,000 of cash dividends paid and $93,000 of cash payments related to the exercise of stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

Liquidity and Capital Resources

The Company is party to an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the other lenders named therein (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $75,000,000 maturing on April 7, 2010. Interest is payable monthly on the outstanding borrowings at Bank of America’s prime rate (3.25% at April 4, 2009) plus a spread (0% to 0.75% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (0.49% at April 4, 2009 for one month LIBOR) plus a spread (1.75% to 2.50% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.25% to 0.40% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At April 4, 2009, the Company had $28,894,000 of unused lines of credit, after deducting $1,006,000 for outstanding standby letters of credit. The Company had outstanding loans of $45,100,000 and was in compliance with all covenants at April 4, 2009. The Company plans to amend its credit agreement during the second quarter of 2009.

On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of April 4, 2009, the one month LIBOR rate was approximately 0.49%, and the fair value of the interest rate swap was a liability of approximately $1,179,000. The Company believes that the credit risk associated with the counterparty is nominal.

In connection with the DAS-New York acquisition in December 2008, the Company issued a promissory note in the initial principal amount of $7,000,000 bearing five (5%) percent interest per annum, which interest should be paid annually on each anniversary of the closing date and payable in cash principal installments of $4,000,000 18 months following the closing, and $3,000,000 on the fifth anniversary of the closing, together with any unpaid interest payment accrued in respect to the outstanding principal.

The weighted average interest rate on borrowings outstanding was 3.86% at April 4, 2009, compared to 4.87% at March 29, 2008. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

The Company expects to spend less than $14,000,000 for capital expenditures in 2009. The capital expenditures in 2009 are principally to support new contract awards at DAS and DTI and offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft programs.

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

As of April 4, 2009, the Company expects to make the following payments on its contractual obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Remainder of 2009	2010- 2012	2013- 2015	After 2015
Interest rate swap	$1,179	$—	$1,179	$—	$—
Future interest on notes payable and long-term debt	1,696	836	710	150	—
Pension liability	6,739	2,362	4,377	—	—
Liabilities related to uncertain tax positions	2,482	334	1,754	394	—
Operating leases	19,097	3,561	10,318	4,078	1,140
Long-term debt	55,306	1,918	50,325	3,063	—

Total	$86,499	$9,011	$68,663	$7,685	$1,140

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

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles (“GAAP”). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The effective date of SFAS No. 157 was delayed for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted certain provisions of SFAS No. 157 for financial assets and liabilities in the first quarter of 2008 which did not have a material effect on the Company’s results of operations and financial position. The Company is currently evaluating the impact of the adoption of SFAS No. 157 for nonfinancial assets and liabilities, on its results of operations and financial position.

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

In December 2007, FASB issued Statement Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The effective date to adopt SFAS No. 160 for the Company was January 1, 2009. The adoption of SFAS No. 160 did not have a material effect on its results of operations and financial position.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flow. The provisions of SFAS No. 161 were effective for the Company beginning in the first quarter of 2009. The adoption of SFAS No. 161 did not have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company uses an interest rate swap for certain debt obligations to manage exposure to interest rate changes. On September 5, 2007, the Company entered into a $20,000,000 interest rate swap with Bank of America, N.A. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of April 4, 2009, the one month LIBOR rate was approximately 0.49% and the fair value of the interest rate swap was a liability of approximately $1,179,000. An increase or decrease of 50 basis-points in the LIBOR interest rate of the swap at April 4, 2009 would result in a change of approximately $122,000 in the fair value of the swap.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 3 of the Company’s Form 10-K for the year ended December 31, 2008 for a discussion of the lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc.

Item 1A.	Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2008 for a discussion of risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities for the Three Months Ended April 4, 2009

Period	Total Number of Shares (or Units) Purchase		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Period beginning January 1, 2009 and ending January 31, 2009	6,276	(1)	$16.70	0	$3,714,294
Period beginning February 1, 2009 and ending February 28, 2009	28,000		$12.72	0	$3,356,604
Period beginning March 1, 2009 and ending April 4, 2009	46,300		$12.55	0	$2,773,030

Total	80,576		$12.93	0	$2,773,030

(1)	The shares of common stock repurchased represent previously issued shares used by employees to pay the taxes in connection with the exercise stock options.

(2)

The Company repurchased 80,576 of its common shares during the first quarter of 2009 and repurchased 1,359 of its common shares during the first quarter of 2008, in the open market. At April 4, 2009, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

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

Date: May 4, 2009