Form 10-Q
period 2009-07-04
DUCOMMUN INC /DE/
filed 2009-08-03
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non–accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 4, 2009, there were outstanding 10,448,676 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	July 4, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$1,264	$3,508
Accounts receivable	55,777	50,090
Unbilled receivables	8,333	7,074
Inventories	89,106	83,157
Deferred income taxes	10,518	9,172
Other current assets	5,918	6,172

Total Current Assets	170,916	159,173
Property and Equipment, Net	61,584	61,954
Goodwill, Net	113,378	114,002
Other Assets	30,524	31,057

	$376,402	$366,186

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$4,979	$2,420
Accounts payable	32,097	35,358
Accrued liabilities	38,495	51,723

Total Current Liabilities	75,571	89,501
Long-Term Debt, Less Current Portion	46,362	28,299
Deferred Income Taxes	10,397	9,902
Other Long-Term Liabilities	13,750	14,038

Total Liabilities	146,080	141,740

Commitments and Contingencies
Shareholders’ Equity:
Common stock	106	106
Treasury stock	(1,924)	(986)
Additional paid-in capital	57,070	56,040
Retained earnings	179,338	173,718
Accumulated other comprehensive loss	(4,268)	(4,432)

Total Shareholders’ Equity	230,322	224,446

	$376,402	$366,186

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	July 4, 2009	June 28, 2008
Sales and Service Revenues:
Product sales	$88,789	$88,592
Service revenues	15,036	14,273

Net Sales	103,825	102,865

Operating Costs and Expenses:
Cost of product sales	72,230	69,739
Cost of service revenues	11,867	11,433
Selling, general and administrative expenses	12,135	12,079

Total Operating Costs and Expenses	96,232	93,251

Operating Income	7,593	9,614
Interest Expense, Net	(714)	(390)

Income Before Taxes	6,879	9,224
Income Tax Expense, Net	(2,270)	(3,393)

Net Income	$4,609	$5,831

Earnings Per Share:
Basic earnings per share	$0.44	$0.55
Diluted earnings per share	$0.44	$0.55
Weighted Average Number of Common Shares Outstanding:
Basic	10,449	10,572
Diluted	10,481	10,684

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended
	July 4, 2009	June 28, 2008
Sales and Service Revenues:
Product sales	$182,766	$172,901
Service revenues	32,414	28,622

Net Sales	215,180	201,523

Operating Costs and Expenses:
Cost of product sales	152,202	135,973
Cost of service revenues	25,944	22,966
Selling, general and administrative expenses	24,944	24,458

Total Operating Costs and Expenses	203,090	183,397

Operating Income	12,090	18,126
Interest Expense, Net	(1,353)	(593)

Income Before Taxes	10,737	17,533
Income Tax Expense, Net	(3,543)	(6,450)

Net Income	$7,194	$11,083

Earnings Per Share:
Basic earnings per share	$0.69	$1.05
Diluted earnings per share	$0.69	$1.04
Weighted Average Number of Common Shares Outstanding:
Basic	10,472	10,562
Diluted	10,500	10,671

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 4, 2009	June 28, 2008
Cash Flows from Operating Activities:
Net Income	$7,194	$11,083
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	4,430	4,074
Amortization of other intangible assets	824	928
Amortization of discounted notes payable	(2)	28
Stock-based compensation expense	1,009	1,163
Deferred income tax (benefit)/provision	(849)	355
Income tax benefit from stock-based compensation	113	72
Other	(99)	1,216
Changes in Assets and Liabilities:
Accounts receivable - (increase)	(5,775)	(18,694)
Unbilled receivables - (increase)/decrease	(1,259)	1,858
Inventories - (increase)	(5,949)	(10,205)
Other assets - decrease/(increase)	1,720	(463)
Accounts payable - (decrease)	(3,261)	(6,183)
Accrued and other liabilities - (decrease)	(13,165)	(2,949)

Net Cash Used in Operating Activities	(15,069)	(17,717)

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,060)	(6,180)

Net Cash Used in Investing Activities	(4,060)	(6,180)

Cash Flows from Financing Activities:
Net borrowings/(repayments) of long-term debt	20,622	(1,150)
Cash dividends paid	(1,573)	—
Debt issue cost paid	(1,133)	—
Repurchase of stock	(938)	—
Net cash effect of exercise related to stock options	(93)	387
Excess tax benefit from stock-based compensation	—	73

Net Cash Provided by/(Used in) Financing Activities	16,885	(690)

Net Decrease in Cash and Cash Equivalents	(2,244)	(24,587)
Cash and Cash Equivalents at Beginning of Period	3,508	31,571

Cash and Cash Equivalents at End of Period	$1,264	$6,984

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of July 4, 2009, the consolidated statements of income are unaudited for the three months and six months ended July 4, 2009 and June 28, 2008 and the consolidated statements of cash flows are unaudited for the six months ended July 4, 2009 and June 28, 2008. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2008. The results of operations for the three months and six months ended July 4, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Basic weighted average shares outstanding	10,449,000	10,572,000	10,472,000	10,562,000
Dilutive potential common shares	32,000	112,000	28,000	109,000

Diluted weighted average shares outstanding	10,481,000	10,684,000	10,500,000	10,671,000

The numerator used to compute diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net earnings (total numerator)	$4,609,000	$5,831,000	$7,194,000	$11,083,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Stock options and stock units	804,000	440,434	806,000	440,730

Comprehensive Income

Certain items such as unrealized gains and losses on certain investments in debt and equity securities and pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is included in other comprehensive loss and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a pension liability adjustment of $3,640,000 net of tax, and an interest rate hedge mark-to-market adjustment of $628,000, net of tax at July 4, 2009, compared to a pension liability adjustment of $3,640,000, net of tax, and an interest rate hedge mark-to-market adjustment of $792,000, net of tax at December 31, 2008.

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

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141, (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after the acquisition. SFAS No. 141(R) applies to acquisitions on or after January 1, 2009.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The Company adopted SFAS No. 160 on January 1, 2009, which did not have a material effect on the Company’s results of operations and financial position.

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

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), amending FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration risk among its postretirement benefit plan assets. The adoption of this statement will have an impact on the Company’s disclosure requirements and the Company is currently evaluating the impact of these disclosures on the financial statements. The disclosure requirements are annual and do not apply to interim financial statements.

On January 1, 2009, the Company adopted FASB Staff Position 142-3 (“FSP 142-3”), “Determination of the Useful Life of the Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise. FSP 142-3 is applied prospectively to financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, FASB issued FSP 141(R)-1 (“FSP 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in business combination under SFAS No. 141(R). FSP 141(R)-1 will carry forward the requirements in SFAS No. 141(R), “Business Combinations,” for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP 141(R)-1 will have the same effective date as SFAS No. 141(R), and therefore is effective for business combinations on or after January 1, 2009. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, FASB issued FSP 107-1 and APB 28-1 (“FSP 107 and APB 28-1”) “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this FSP 107-1 and APB 28-1, fair values for these assets and liabilities have only been disclosed once a year. FSP 107-1 and APB 28-1 will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting period ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 124-2 did not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 124-2 did not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for reporting periods ending after June 15, 2009. In preparing these financial statements, the Company evaluated the events and transactions that occurred from July 4, 2009 through August 3, 2009, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

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

Note 2. Acquisitions

On December 23, 2008, the Company acquired DynaBil Industries, Inc., a privately-owned company based in Coxsackie, New York for $45,386,000 (net of cash acquired and excluding acquisition costs) and subsequently changed its name to Ducommun AeroStructures, Inc. (“DAS-New York”). DAS-New York is a leading provider of titanium and aluminum structural components and assemblies for commercial and military aerospace applications. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $10,500,000 under the Company’s credit agreement.

The following table presents unaudited pro forma consolidated operating results for the Company for the three months and six months ended June 28, 2008 as if the DAS-New York acquisition had occurred as of the beginning of the period presented.

	(Unaudited)
	(In thousands)
	Three Months Ended	Six Months Ended
	June 28, 2008	June 28, 2008
Net sales	$114,677	$223,912
Net income	5,844	10,988
Basic earnings per share	0.55	1.04
Diluted earnings per share	0.55	1.03

The consolidated financial statements reflect estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for DAS-New York. The principal estimates of fair value were determined using expected net present value techniques utilizing a 15% discount rate. Customer relationships were valued assuming an annual attrition rate of 3%. Management does not expect adjustments to these estimates, if any, to have a material effect on the Company’s consolidated financial position or results of operations.

The table below summarizes the purchase price allocation for DAS-New York at the date of acquisition (December 23, 2008).

	(In thousands)
	July 4, 2009	December 31, 2008
Tangible assets, exclusive of cash	$18,696	$17,889
Intangible assets	19,730	20,430
Goodwill	19,746	20,434
Liabilities assumed	(12,470)	(12,470)

Cost of acquisition, net of cash acquired	$45,702	$46,283

The tangible assets included in the table above included an inventory step-up of approximately $1,670,000.

Amortization expense of other intangible assets for the Company was $433,000 and $464,000 for the three months ended July 4, 2009 and June 28, 2008, respectively and $824,000 and $928,000 for the six months ended July 4, 2009 and June 28, 2008, respectively. Future amortization expense is expected to be as follows:

(In thousands)	Ducommun AeroStructures	Ducommun Technologies	Total Ducommun
Balance of 2009	$1,345	$681	$2,026
2010	2,629	1,363	3,992
2011	2,867	900	3,767
2012	2,828	851	3,679
2013	2,219	850	3,069
Thereafter	7,648	3,829	11,477

	$19,536	$8,474	$28,010

Note 3. Inventories

Inventories consist of the following:

	(In thousands)
	July 4, 2009	December 31, 2008
Raw materials and supplies	$19,212	$19,918
Work in process	86,091	75,633
Finished goods	5,615	4,940

	110,918	100,491
Less progress payments	21,812	17,334

Total	$89,106	$83,157

Note 4. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	July 4, 2009	December 31, 2008
Bank credit agreement	$42,300	$20,000
Notes and other obligations for acquisitions	9,041	10,719

Total debt	51,341	30,719
Less current portion	4,979	2,420

Total long-term debt	$46,362	$28,299

The Company is party to a Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Union Bank, N.A., as Documentation Agent and the other lenders named therein dated June 26, 2009 (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $120,000,000 maturing on June 26, 2014. Interest is payable quarterly on the outstanding borrowings at Bank of America’s prime rate (3.25% at July 4, 2009) plus a spread (1.5% to 2.0% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (0.31% at July 4, 2009 for one month LIBOR) plus a spread (2.5% to 3.0% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.50% to 0.60% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At July 4, 2009, the Company had $76,844,000 of unused lines of credit, after deducting $856,000 for outstanding standby letters of credit. The Company had outstanding loans of $42,300,000 and was in compliance with all covenants at July 4, 2009.

On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Banc of America Securities. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of July 4, 2009, the one month LIBOR rate was approximately 0.31%, and the fair value of the interest rate swap was a liability of approximately $1,048,000. The Company believes that the credit risk associated with the counterparty is nominal.

In connection with the DAS-New York acquisition in December 2008, the Company issued a promissory note in the initial principal amount of $7,000,000 with interest of five (5%) percent per annum payable annually on each anniversary of the closing date (December 23). Principal of the promissory note is payable in the amount of $4,000,000 on June 23, 2010 and $3,000,000 on December 23, 2013.

The weighted average interest rate on borrowings outstanding was 4.03% at July 4, 2009, compared to 4.90% at June 28, 2008. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 5. Derivative Financial Instruments

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 4, 2009. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of July 4, 2009
Recurring Fair Value Measures (In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap	$—	$—	$—	$—

Liabilities:
Interest rate swap	$—	$1,048,000	$—	$1,048,000

Note 6. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At July 4, 2009 and June 28, 2008, no preferred shares were issued or outstanding.

At July 4, 2009, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company repurchased 80,576 shares, or $1,042,000, of its common stock during the first quarter of 2009. The Company repurchased 1,359 shares, or $37,000, of its common stock during the first quarter of 2008. The Company did not repurchase any of its common stock during the three months ended July 4, 2009 and June 28, 2008, in the open market.

Note 7. Employee Benefit Plans

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Service cost	$117	$137	$242	$274
Interest cost	220	188	428	376
Expected return on plan assets	(172)	(225)	(400)	(450)
Amortization of actuarial loss	121	17	214	34

Net periodic post retirement benefit cost	$286	$117	$484	$234

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

Note 9. Income Taxes

The Company records the interest charge and penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the six months ended July 4, 2009 and June 28, 2008, the Company recognized approximately $56,000 and $132,000, respectively, in interest related to uncertain tax positions. The Company had approximately $353,000 and $335,000 in accrued liabilities, for the payment of interest and penalties, at July 4, 2009 and December 31, 2008, respectively.

The Company’s total amount of unrecognized tax benefits was approximately $2,309,000 and $2,014,000 at July 4, 2009 and December 31, 2008, respectively. These amounts, if recognized, would affect the annual income tax rate.

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

Financial information by operating segment is set forth below:

	(In thousands)
	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net Sales:
Ducommun AeroStructures	$69,154	$65,134	$141,906	$128,983
Ducommun Technologies	34,671	37,731	73,274	72,540

Total Net Sales	$103,825	$102,865	$215,180	$201,523

Segment Operating Income
Ducommun AeroStructures	$7,038	$9,579	$11,016	$20,122
Ducommun Technologies	2,925	2,550	6,266	3,777

	9,963	12,129	17,282	23,899
Corporate General and Administrative Expenses	(2,370)	(2,515)	(5,192)	(5,773)

Total Operating Income	$7,593	$9,614	$12,090	$18,126

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	July 4, 2009	December 31, 2008
Total Assets:
Ducommun AeroStructures	$243,348	$229,914
Ducommun Technologies	116,460	118,401
Corporate Administration	16,594	17,871

Total Assets	$376,402	$366,186

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share, for the second quarter and six months of 2009 and 2008, respectively, were as follows:

	Second Quarter Ended		Six Months Ended
	2009	2008	2009	2008
Sales (in $000’s)	$103,825	$102,865	$215,180	$201,523
Gross Profit % of Sales	19.0%	21.1%	17.2%	21.1%
SG&A Expense % of Sales	11.7%	11.7%	11.6%	12.1%
Effective Tax Rate	33.0%	36.8%	33.0%	36.8%
Diluted Earnings Per Share	$0.44	$0.55	$0.69	$1.04

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs.

The Company’s mix of military, commercial and space business in the second quarter and six months of 2009 and 2008, respectively, were approximately as follows:

	Second Quarter Ended		Six Months Ended
	2009	2008	2009	2008
Military	58%	58%	60%	58%
Commercial	39	40	38	40
Space	3	2	2	2

Total	100%	100%	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache helicopter programs. Sales to these programs, as a percentage of total sales, for the second quarter and six months of 2009 and 2008, respectively, were approximately as follows:

	Second Quarter Ended		Six Months Ended
	2009	2008	2009	2008
Boeing Commercial Aircraft	17%	17%	17%	17%
Boeing Apache Helicopter	8	13	10	14
Boeing C-17 Aircraft	10	10	9	9
All Others	65	60	64	60

Total	100%	100%	100%	100%

Sales in the second quarter and the first six months of 2009 were higher than the second quarter of 2008 by $960,000 and $13,657,000, respectively, due to sales from DAS-New York, which was acquired in December 2008. Sales in the second quarter and first six months of 2009 from DAS-New York were $9,900,000 and $21,200,000, respectively. Excluding DAS-New York, sales were lower for commercial aircraft and the Apache helicopter programs in the second quarter and first six months of 2009.

Net income for the second quarter and the first six months of 2009 was lower than the second quarter and first six months of 2008. The decline in net income in the second quarter of 2009 was driven by a decline in operating performance at Ducommun AeroStructures, Inc. (“DAS”) which resulted primarily from fixed overhead expenses spread across lower sales, an unfavorable change in sales mix resulting from lower Apache helicopter sales, and inventory reserves and valuation adjustments at DAS. In the first quarter of 2009, the Company recorded a pre-tax inventory reserve of $4,359,000 related to inventory on-hand for Eclipse Aviation Corporation (“Eclipse”). In the second quarter of 2009, the Company recorded a pre-tax inventory valuation adjustment of $782,000 related to costs that were capitalized in error in prior periods. Because this error is not material to any of the prior years’ financial statements, including 2009 financial statements, the Company recorded this correction in the second quarter of 2009 financial statements. Net income for the second quarter and the first six months of 2009 was also negatively impacted by an increase in interest expense due to higher debt in 2009, partially offset by the benefit of a lower effective tax rate in the second quarter and the first six months of 2009.

Results of Operations

Second Quarter 2009 Compared to Second Quarter 2008

Net sales in the second quarter of 2009 were $103,825,000, compared to net sales in the second quarter 2008 of $102,865,000. Net sales in the second quarter of 2009 increased $960,000 from the same period last year due to sales of $9,928,000 from DAS-New York, which was acquired in December 2008. Excluding DAS-New York, sales were lower for commercial aircraft and the Apache helicopter programs. The Company’s mix of business in the second quarter of 2009 was approximately 58% military, 39% commercial, and 3% space, compared to 58% military, 40% commercial, and 2% space in the second quarter of 2008.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government, Sikorsky and Raytheon. During the second quarters of 2009 and 2008, sales to these customers were as follows:

	(In thousands)
	Second Quarter Ended
	July 4, 2009	June 28, 2008
Boeing	$33,079	$34,488
United States government	7,790	8,092
Sikorsky	6,386	2,156
Raytheon	6,438	6,973

Total	$53,693	$51,709

At July 4, 2009, trade receivables from Boeing, the United States government, Sikorsky and Raytheon were $10,349,000, $1,897,000, $3,664,000 and $1,585,000, respectively. The sales and receivables relating to these customers are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $60,571,000, or 58% of total sales, in the second quarter 2009, compared to $59,176,000, or 58% of total sales, in the second quarter of 2008. The increase in military sales in the second quarter of 2009 resulted principally from a $6,332,000 increase in sales to the Blackhawk program, primarily at the DAS-New York operation, and a $1,735,000 increase in all other military programs at DAS and DTI, partially offset by a $5,025,000 reduction in sales to the Apache helicopter program at DAS and a $1,647,000 reduction in sales to the F-18 program, primarily at DTI. The C-17 program accounted for approximately $10,626,000 in sales in the second quarter of 2009, compared to $10,031,000 in sales, in the second quarter of 2008. The Blackhawk program accounted for approximately $8,608,000 in sales in the second quarter 2009, compared to $2,276,000 in sales in 2008. The Apache helicopter program accounted for approximately $8,509,000 in sales in the second quarter of 2009, compared to $13,534,000 in sales in the second quarter of 2008. The F-18 program accounted for approximately $2,944,000 in sales in the second quarter 2009, compared to $4,591,000 in sales in the second quarter of 2008. The F-15 program accounted for approximately $2,686,000 in sales in the second quarter 2009, compared to $2,024,000 in sales in the second quarter of 2008.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $40,111,000, or 39% of total sales in the second quarter of 2009, compared to $41,387,000, or 40% of total sales, in the second quarter of 2008. During the second quarter of 2009, commercial sales were lower principally because of a $4,836,000 reduction in sales to commercial programs at DAS and DTI, partially offset by an increase of $3,560,000 in commercial sales at DAS–New York. Sales to the Boeing 737NG program accounted for approximately $10,611,000 in sales in the second quarter of 2009, compared to $11,556,000 in sales in the second quarter of 2008. The Boeing 777 program accounted for approximately $4,202,000 in sales in the second quarter of 2009, compared to $3,263,000 in sales in the second quarter of 2008.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $3,143,000, or 3% of total sales, in the second quarter of 2009, compared to $2,302,000, or 2% of total sales, in the second quarter of 2008. The increase in sales for space programs resulted principally from an increase in engineering services at DTI.

Gross profit, as a percent of sales, decreased to 19.0% in the second quarter of 2009 compared to 21.1% in the second quarter of 2008. Gross profit margin was negatively impacted by a decline in operating performance at DAS, which resulted primarily from fixed overhead expenses spread across lower sales, an unfavorable change in sales mix resulting from lower Apache helicopter sales and an inventory valuation adjustment of $782,000, partially offset by improved operations performance at DTI.

Selling, general and administrative (“SG&A”) expenses were $12,135,000, or 11.7% of sales in the second quarter of 2009, compared to $12,079,000, or 11.7% of sales, in the second quarter of 2008. The increase in SG&A expenses was due primarily to the expenses of DAS-New York, partially offset by lower SG&A expenses for the remainder of the Company.

Interest expense was $714,000 in the second quarter of 2009, compared to $390,000 in the second quarter of 2008. The increase was primarily due to higher debt in 2009, partially offset by lower interest rates in 2009.

Income tax expense decreased to $2,270,000 in the second quarter of 2009, compared to $3,393,000 in the second quarter of 2008. The decrease in income tax expense was due to a decrease in income before taxes and a lower effective income tax rate. The Company’s effective tax rate for the second quarter of 2009 was 33.0%, compared to 36.8% in the second quarter of 2008. The Company’s effective tax rate in the second quarter of 2009 included the benefit of research and development tax credits. The Company’s effective tax rate in the second quarter of 2008 did not include the benefit of research and development tax credits. The federal tax law providing for research and development tax credits had not been extended by the end of June 28, 2008.

Net income was $4,609,000, or $0.44 diluted earnings per share, in the second quarter of 2009 compared to $5,831,000, or $0.55 diluted earnings per share, in the second quarter of 2008.

Six Months 2009 Compared to Six Months 2008

Net sales in the first six months of 2009 were $215,180,000, compared to net sales in the six months 2008 of $201,523,000. Net sales in the first six months of 2009 increased 7% from the same period last year due to sales of $21,249,000 from DAS-New York, which was acquired in December 2008. Excluding DAS-New York, sales were lower for commercial aircraft and the Apache helicopter programs in the first six months of 2009. The Company’s mix of business in the first six months of 2009 was approximately 60% military, 38% commercial, and 2% space, compared to 58% military, 40% commercial, and 2% space in the first six months of 2008.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government, Sikorsky and Raytheon. During the first six months of 2009 and 2008, sales to these customers were as follows:

	(In thousands)
	Six Months Ended
	July 4, 2009	June 28, 2008
Boeing	$66,942	$68,510
United States government	17,389	15,955
Sikorsky	15,508	3,963
Raytheon	12,807	13,914

Total	$112,646	$102,342

At July 4, 2009, trade receivables from Boeing, the United States government, Sikorsky and Raytheon were $10,349,000, $1,897,000, $3,664,000 and $1,585,000, respectively. The sales and receivables relating to these customers are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $128,514,000, or 60% of total sales in the six months 2009, compared to $117,313,000, or 58% of total sales in the six months of 2008. The increase in military sales in the first six months of 2009 resulted principally from a $13,527,000 increase in sales to the Blackhawk program, primarily at the DAS-New York operation, a $3,778,000 increase in sales to the DTI military missiles programs, a $3,306,000 increase in sales to the F-15 program, primarily at DTI, a $1,310,000 increase in sales to the C-17 program and a $456,000 increase in all other military programs at DAS and DTI, partially offset by a reduction of $7,955,000 in sales to the Apache helicopter program at DAS and $3,221,000 in sales to the F-18 program, primarily at DTI. The Apache helicopter program accounted for approximately $20,577,000 in sales in the first six months of 2009, compared to $28,532,000 in sales in the first six months of 2008. The C-17 program accounted for approximately $20,338,000 in sales in the first six months of 2009 compared to $19,028,000 in sales, in the first six months of 2008. The Blackhawk program accounted for approximately $18,477,000 in sales in the first six months 2009, compared to $4,950,000 in sales in the first six months of 2008. The F-15 program accounted for approximately $7,348,000 in sales in the first six months of 2009, compared to $4,042,000 in sales in the first six months of 2008. The F-18 program accounted for approximately $5,626,000 in sales in the first six months 2009, compared to $8,847,000 in sales in the first six months of 2008.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $81,354,000, or 38% of total sales, in the first six months of 2009, compared to $79,857,000, or 40% of total sales, in the first six months of 2008. During the first six months of 2009, commercial sales were higher principally because of a $2,289,000 increase in sales to the Boeing 777 program, primarily at DAS-New York, partially offset by a $1,220,000 reduction in sales to the Boeing 737NG program and a $428,000 increase in all other commercial programs at DAS and DTI. Sales to the Boeing 737NG program accounted for approximately $20,714,000 in sales in the first six months of 2009, compared to $21,934,000 in sales in the first six months of 2008. The Boeing 777 program accounted for approximately $8,285,000 in sales in the first six months of 2009 compared to $5,996,000 in sales in the first six months of 2008.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $5,312,000, or 2% of total sales, in the first six months of 2009, compared to $4,353,000, or 2% of total sales, in the first six months of 2008. The increase in sales for space programs resulted principally from an increase in engineering services at DTI.

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of July 4, 2009, backlog believed to be firm was approximately $399,546,000 compared to $475,800,000 at December 31, 2008. Approximately $156,000,000 of total backlog is expected to be delivered during the remainder of 2009. The backlog at July 4, 2009 included the following programs:

Backlog (In thousands)
737NG	$45,820
Apache Helicopter	39,173
F-18	37,820
Blackhawk Helicopter	30,934
C-17	27,118
Carson Helicopter	24,700
Chinook Helicopter	16,721
777	15,128
Other	162,132

$399,546

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

Gross profit, as a percent of sales, decreased to 17.2% in the first six months of 2009 compared to 21.1% in the first six months of 2008. Gross profit margin was negatively impacted by inventory reserves and valuation adjustments of $5,141,000 at DAS, related to Eclipse and prior periods, or 2.4% of sales, fixed overhead expenses spread across lower sales, and an unfavorable change in sales mix resulting from lower Apache helicopter sales at DAS, partially offset by higher operating performance at DTI.

Selling, general and administrative (“SG&A”) expenses increased to $24,944,000, or 11.6% of sales in the first six months of 2009, compared to $24,458,000, or 12.1% of sales, in the first six months of 2008. The increase in SG&A expenses was due primarily to expenses at DAS-New York, partially offset by lower SG&A expenses for the remainder of the Company.

Interest expense was $1,353,000 in the first six months of 2009, compared to $593,000 in the first six months of 2008. The increase was primarily due to higher debt in 2009, partially offset by lower interest rates in 2009.

Income tax expense decreased to $3,543,000 in the first six months of 2009, compared to $6,450,000 in the first six months of 2008. The decrease in income tax expense was due to a decrease in income before taxes and a lower effective income tax rate. The Company’s effective tax rate for the first six months of 2009 was 33.0%, compared to 36.8% in the first six months of 2008. The Company’s effective tax rate in the first six months of 2009 included the benefit of research and development tax credits. The Company’s effective tax rate in the first six months of 2008 did not include the benefit of research and development tax credits. The federal tax law providing for research and development tax credits had not been extended by the end of June 28, 2008.

Net income was $7,194,000, or $0.69 diluted earnings per share, in the first six months of 2009 compared to $11,083,000, or $1.04 diluted earnings per share, in the first six months of 2008. Net income for the first six months of 2009 includes an after-tax charge of $2,920,000 for the Eclipse inventory reserve and an after-tax charge of $524,000 for the inventory valuation adjustment discussed above, or $0.33 per diluted share.

Financial Condition

Cash Flow Summary

Net cash used in operating activities for the first six months of 2009 and 2008 was $15,069,000 and $17,717,000, respectively. Net cash used in operating activities for the first six months of 2009 resulted principally from a decrease in accrued and other liabilities of $13,165,000 (consisting primarily of a $7,091,000 decrease in accrued bonuses and incentives, a $5,769,000 decrease in customer deposits, a $2,165,000 decrease in deferred compensation and a $1,860,000 increase in other accrued liabilities), an increase in accounts and unbilled receivables of $7,034,000 primarily related to the timing of billings to customers and extension of payments by the customers, and an increase in inventory of $5,949,000 primarily related to work-in-process for production jobs scheduled to be shipped in 2009 and 2010.

Net cash used in investing activities for the first six months of 2009 consisted primarily of $4,060,000 of capital expenditures.

Net cash provided by financing activities for the first six months of 2009 of $16,885,000 included approximately $20,622,000 of net borrowings of debt, $938,000 for repurchase of stock, $1,573,000 of cash dividends paid, $1,133,000 of debt issue cost paid and $93,000 of cash payments related to the exercise of stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

Liquidity and Capital Resources

The Company is party to a Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Union Bank, N.A., as Documentation Agent and the other lenders named therein dated June 26, 2009 (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $120,000,000 maturing on June 26, 2014. Interest is payable quarterly on the outstanding borrowings at Bank of America’s prime rate (3.25% at July 4, 2009) plus a spread (1.5% to 2.0% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (0.31% at July 4, 2009 for one month LIBOR) plus a spread (2.5% to 3.0% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.50% to 0.60% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At July 4, 2009, the Company had $76,844,000 of unused lines of credit, after deducting $856,000 for outstanding standby letters of credit. The Company had outstanding loans of $42,300,000 and was in compliance with all covenants at July 4, 2009.

On September 5, 2007 the Company entered into a $20,000,000 interest rate swap with Banc of America Securities. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of July 4, 2009, the one month LIBOR rate was approximately 0.31%, and the fair value of the interest rate swap was a liability of approximately $1,048,000. The Company believes that the credit risk associated with the counterparty is nominal.

In connection with the DAS-New York acquisition in December 2008, the Company issued a promissory note in the initial principal amount of $7,000,000 with interest of five (5%) percent per annum payable annually on each anniversary of the closing date (December 23). Principal of the promissory note is payable in the amount of $4,000,000 on June 23, 2010 and $3,000,000 on December 23, 2013.

The weighted average interest rate on borrowings outstanding was 4.03% at July 4, 2009, compared to 4.90% at June 28, 2008. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

The Company expects to spend less than $12,000,000 for capital expenditures in 2009. The capital expenditures in 2009 are principally to support new contract awards at DAS and DTI and offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth.

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

As of July 4, 2009, the Company expects to make the following payments on its contractual obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Remainder of 2009	2010- 2012	2013- 2015	After 2015
Long-term debt	$51,341	$753	$5,225	$45,363	$—
Operating leases	19,097	2,545	11,011	4,401	1,140
Future interest on notes payable and long-term debt	7,108	1,035	4,162	1,911	—
Pension liability	6,339	1,466	4,873	—	—
Liabilities related to uncertain tax positions	2,661	334	1,786	541	—
Interest rate swap	1,048	—	1,048	—	—

Total	$87,594	$6,133	$28,105	$52,216	$1,140

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

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141, (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after the acquisition. SFAS No. 141(R) applies to acquisitions on or after January 1, 2009.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The Company adopted SFAS No. 160 on January 1, 2009, which did not have a material effect on the Company’s results of operations and financial position.

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

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), amending FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration risk among its postretirement benefit plan assets. The adoption of this statement will have an impact on the Company’s disclosure requirements and the Company is currently evaluating the impact of these disclosures on the financial statements. The disclosure requirements are annual and do not apply to interim financial statements.

On January 1, 2009, the Company adopted FASB Staff Position 142-3 (“FSP 142-3”), “Determination of the Useful Life of the Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise. FSP 142-3 is applied prospectively to financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, FASB issued FSP 141(R)-1 (“FSP 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in business combination under SFAS No. 141(R). FSP 141(R)-1 will carry forward the requirements in SFAS No. 141(R), “Business Combinations,” for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP 141(R)-1 will have the same effective date as SFAS No. 141(R), and therefore is effective for business combinations on or after January 1, 2009. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, FASB issued FSP 107-1 and APB 28-1 (“FSP 107 and APB 28-1”) “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this FSP 107-1 and APB 28-1, fair values for these assets and liabilities have only been disclosed once a year. FSP 107-1 and APB 28-1 will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting period ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 124-2 did not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 124-2 did not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for reporting periods ending after June 15, 2009. In preparing these financial statements, the Company evaluated the events and transactions that occurred from July 4, 2009 through August 3, 2009, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company uses an interest rate swap for certain debt obligations to manage exposure to interest rate changes. On September 5, 2007, the Company entered into a $20,000,000 interest rate swap with Banc of America Securities. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of July 4, 2009, the one month LIBOR rate was approximately 0.31% and the fair value of the interest rate swap was a liability of approximately $1,048,000. An increase or decrease of 50 basis-points in the LIBOR interest rate of the swap at July 4, 2009 would result in a change of approximately $147,000 in the fair value of the swap.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the second quarter of 2009, the Company implemented a new Baan ERP information system at one location of Ducommun Technologies, Inc. (“DTI”). One other location of DTI was utilizing the Baan ERP information system prior to the second quarter of 2009. All of the locations of Ducommun AeroStructures, Inc. (“DAS”), except one, utilize the Baan ERP information system.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2008 for a discussion of risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities for the Three Months Ended July 4, 2009

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Period beginning April 5, 2009 and ending May 2, 2009	0	$0.00	0	$2,773,030
Period beginning May 3, 2009 and ending May 30, 2009	0	$0.00	0	$2,773,030
Period beginning May 31, 2009 and ending July 4, 2009	0	$0.00	0	$2,773,030

Total	0	$0.00	0	$2,773,030

(1)

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

The 2009 Annual Meeting of Shareholders of the Company was held on May 6, 2009. At the meeting, the shareholders approved the election of Jay L. Haberland as a director to serve for a one-year term ending in 2010, the election of Eugene P. Conese, Jr. and Ralph D. Crosby, Jr. as directors to serve for three-year terms ending in 2012, and the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2009. The shareholder vote on these matters was as follows:

	For	Withheld
Election of Eugene P. Conese, Jr. as director for a three-year term expiring in 2012	8,984,688	285,790
Election of Ralph D. Crosby, Jr. as director for a three-year term expiring in 2012	6,498,576	2,771,902
Election of Jay L. Haberland as director for a one-year term expiring in 2010	8,984,252	286,226

	For	Against	Abstain
Ratification of Selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2009	9,144,288	122,706	3,484

The directors whose terms of office continued after the 2009 Annual Meeting of Shareholders were Joseph C. Berenato, H. Frederick Christie, Robert C. Ducommun and Robert D. Paulson.

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

Date: August 3, 2009