Form 10-Q
period 2009-10-03
DUCOMMUN INC /DE/
filed 2009-11-02
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 3, 2009, there were outstanding 10,450,426 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	October 3, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$823	$3,508
Accounts receivable	60,249	50,090
Unbilled receivables	4,250	7,074
Inventories	89,966	83,157
Deferred income taxes	9,381	9,172
Other current assets	6,083	6,172

Total Current Assets	170,752	159,173
Property and Equipment, Net	61,273	61,954
Goodwill, Net	113,378	114,002
Other Assets	29,423	31,057

	$374,826	$366,186

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$4,972	$2,420
Accounts payable	32,116	35,358
Accrued liabilities	34,279	51,723

Total Current Liabilities	71,367	89,501
Long-Term Debt, Less Current Portion	42,400	28,299
Deferred Income Taxes	11,014	9,902
Other Long-Term Liabilities	13,587	14,038

Total Liabilities	138,368	141,740

Commitments and Contingencies
Shareholders’ Equity:
Common stock	106	106
Treasury stock	(1,924)	(986)
Additional paid-in capital	57,705	56,040
Retained earnings	184,744	173,718
Accumulated other comprehensive loss	(4,173)	(4,432)

Total Shareholders’ Equity	236,458	224,446

	$374,826	$366,186

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	October 3, 2009	September 27, 2008
Sales and Service Revenues:
Product sales	$95,227	$86,299
Service revenues	14,676	14,557

Net Sales	109,903	100,856

Operating Costs and Expenses:
Cost of product sales	76,015	68,462
Cost of service revenues	11,350	11,571
Selling, general and administrative expenses	12,647	11,484

Total Operating Costs and Expenses	100,012	91,517

Operating Income	9,891	9,339
Interest Expense, Net	(652)	(355)

Income Before Taxes	9,239	8,984
Income Tax Expense, Net	(3,049)	(2,720)

Net Income	$6,190	$6,264

Earnings Per Share:
Basic earnings per share	$0.59	$0.59
Diluted earnings per share	$0.59	$0.59
Weighted Average Number of Common Shares Outstanding:
Basic	10,449	10,578
Diluted	10,491	10,693

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended
	October 3, 2009	September 27, 2008
Sales and Service Revenues:
Product sales	$277,993	$259,200
Service revenues	47,090	43,179

Net Sales	325,083	302,379

Operating Costs and Expenses:
Cost of product sales	228,217	204,435
Cost of service revenues	37,294	34,537
Selling, general and administrative expenses	37,591	35,942

Total Operating Costs and Expenses	303,102	274,914

Operating Income	21,981	27,465
Interest Expense, Net	(2,005)	(948)

Income Before Taxes	19,976	26,517
Income Tax Expense, Net	(6,592)	(9,170)

Net Income	$13,384	$17,347

Earnings Per Share:
Basic earnings per share	$1.28	$1.64
Diluted earnings per share	$1.27	$1.63
Weighted Average Number of Common Shares Outstanding:
Basic	10,465	10,567
Diluted	10,502	10,671

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 3, 2009	September 27, 2008
Cash Flows from Operating Activities:
Net Income	$13,384	$17,347
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation	6,608	6,259
Amortization of other intangible assets	1,838	1,150
Amortization of (premium)/discount on notes payable	(5)	42
Stock-based compensation expense	1,611	1,616
Deferred income tax provision	841	1,645
Income tax benefit from stock-based compensation	115	87
Other - (increase)/decrease	(127)	1,453
Changes in Assets and Liabilities:
Accounts receivable - (increase)	(10,257)	(10,961)
Unbilled receivables - decrease/(increase)	2,824	(295)
Inventories - (increase)	(6,809)	(12,122)
Other assets - decrease/(increase)	1,842	(1,119)
Accounts payable - (decrease)	(3,242)	(4,153)
Accrued and other liabilities - (decrease)	(17,269)	(696)

Net Cash (Used in)/Provided by Operating Activities	(8,646)	253

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,930)	(9,520)

Net Cash Used in Investing Activities	(5,930)	(9,520)

Cash Flows from Financing Activities:
Net borrowings/(repayments) of long-term debt	16,658	(1,900)
Cash dividends paid	(2,358)	(793)
Debt issue cost paid	(1,410)	—
Repurchase of stock	(938)	—
Net cash effect of exercise related to stock options	(61)	484
Excess tax benefit from stock-based compensation	—	75

Net Cash Provided by/(Used in) Financing Activities	11,891	(2,134)

Net Decrease in Cash and Cash Equivalents	(2,685)	(11,401)
Cash and Cash Equivalents at Beginning of Period	3,508	31,571

Cash and Cash Equivalents at End of Period	$823	$20,170

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of October 3, 2009, the consolidated statements of income are unaudited for the three months and nine months ended October 3, 2009 and September 27, 2008 and the consolidated statements of cash flows are unaudited for the nine months ended October 3, 2009 and September 27, 2008. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2008. The results of operations for the three months and nine months ended October 3, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Basic weighted average shares outstanding	10,449,000	10,578,000	10,464,000	10,567,000
Dilutive potential common shares	42,000	115,000	38,000	104,000

Diluted weighted average shares outstanding	10,491,000	10,693,000	10,502,000	10,671,000

The numerator used to compute diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Net earnings (total numerator)	$6,190,000	$6,264,000	$13,384,000	$17,347,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Stock options and stock units	828,950	488,456	811,667	484,564

Comprehensive Income

Certain items such as unrealized gains and losses on certain investments in debt and equity securities and pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is included in other comprehensive loss and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a pension liability adjustment of $3,640,000 net of tax, and an interest rate hedge mark-to-market adjustment of $533,000, net of tax at October 3, 2009, compared to a pension liability adjustment of $3,640,000, net of tax, and an interest rate hedge mark-to-market adjustment of $792,000, net of tax at December 31, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued new accounting guidance on fair value measurements. This guidance establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. It is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, a FASB staff position removed leasing transactions from the scope of the new fair value guidance. Also in February 2008, the FASB issued

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

authoritative guidance deferring the effective date of the fair value guidance for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company adopted certain provisions of the new accounting guidance for financial assets and liabilities in the first quarter of 2008 which did not have a material effect on the Company’s results of operations and financial position. The Company is currently evaluating the impact of the adoption for nonfinancial assets and liabilities, on its results of operations and financial position

In December 2007, the FASB issued new guidance on business combinations. The new standard provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. The new standard also expands required disclosures surrounding the nature and financial effects of business combinations. The standard is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Upon adoption, this standard did not have a material impact on our consolidated financial position and results of operations. However, if the Company enters into any business combinations after the adoption of the new guidance of business combinations, a transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s recent acquisitions, accounted for under prior GAAP requirements, due to the changes described above.

In December 2007, the FASB issued new guidance on noncontrolling interests which establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The new guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company adopted the new standard on January 1, 2009, which did not have a material effect on the Company’s results of operations and financial position.

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. The new guidance expands existing quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. The new guidance is effective for fiscal years beginning after November 15, 2008. All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. See Note 5 for additional derivative and hedging information and disclosures.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In December 2008, the FASB issued a staff position providing guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for fiscal years ending after December 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations. The standard requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration risk among its postretirement benefit plan assets. The adoption of this statement will have an impact on the Company’s disclosure requirements and the Company is currently evaluating the impact of these disclosures on the financial statements. The disclosure requirements are annual and do not apply to interim financial statements.

In January 2009, the FASB issued new guidance on the determination of the useful life of the intangible assets. The standard amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset, and other U.S. GAAP. The standard applies to all intangible assets, whether acquired in a business combination or otherwise. The standard is applied prospectively to financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued a staff position amending and clarifying the new business combination standard to address application issues associated with recognition and measurement, subsequent and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The staff position is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued a staff position which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued a staff position providing additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance was effective for interim and annual periods ending June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. In preparing these financial statements, the Company evaluated the events and transactions that occurred from October 3, 2009 through November 2, 2009, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the guidance on its consolidated financial position and results of operations.

In June 2009, the FASB Accounting Standards Codification (Codification) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact on its consolidated financial position and results of operations.

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

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reclassifications

Certain prior period information has been reclassified to conform to the current period presentation.

Note 2. Acquisitions

On December 23, 2008, the Company acquired DynaBil Industries, Inc., a privately-owned company based in Coxsackie, New York, for $45,386,000 (net of cash acquired and excluding acquisition costs) and subsequently changed its name to Ducommun AeroStructures, New York Inc. (“DAS-New York”). DAS-New York is a leading provider of titanium and aluminum structural components and assemblies for commercial and military aerospace applications. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $10,500,000 under the Company’s credit agreement.

The following table presents unaudited pro forma consolidated operating results for the Company for the three months and nine months ended September 27, 2008 as if the DAS-New York acquisition had occurred as of the beginning of the period presented.

	(Unaudited) (In thousands)
	Three Months Ended September 27, 2008	Nine Months Ended September 27, 2008
Net sales	$111,513	$335,425
Net income	5,963	16,965
Basic earnings per share	0.56	1.61
Diluted earnings per share	0.56	1.59

The consolidated financial statements reflect estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for DAS-New York. The principal estimates of fair value were determined using expected net present value techniques utilizing a 15% discount rate. Customer relationships were valued assuming an annual attrition rate of 3%.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below summarizes the purchase price allocation for DAS-New York at the date of acquisition (December 23, 2008).

(In thousands)
Tangible assets, exclusive of cash	$18,523
Intangible assets	19,730
Goodwill	19,809
Liabilities assumed	(12,360)

Cost of acquisition, net of cash acquired	$45,702

The tangible assets included in the table above included an inventory step-up of approximately $1,670,000, which reduced margins in the third quarter and nine months of 2009 by $0 and $1,520,000, respectively.

Amortization expense of other intangible assets for the Company was $1,014,000 and $222,000 for the three months ended October 3, 2009 and September 27, 2008, respectively and $1,838,000 and $1,150,000 for the nine months ended October 3, 2009 and September 27, 2008, respectively. Future amortization expense is expected to be as follows:

	Ducommun AeroStructures	Ducommun Technologies	Total Ducommun
(In thousands)
Balance of 2009	$672	$340	$1,012
2010	2,629	1,363	3,992
2011	2,867	900	3,767
2012	2,828	851	3,679
2013	2,219	850	3,069
Thereafter	7,648	3,829	11,477

	$18,863	$8,133	$26,996

Note 3. Inventories

Inventories consist of the following:

	(In thousands)
	October 3, 2009	December 31, 2008
Raw materials and supplies	$18,691	$19,918
Work in process	85,377	75,633
Finished goods	4,473	4,940

	108,541	100,491
Less progress payments	18,575	17,334

Total	$89,966	$83,157

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	October 3, 2009	December 31, 2008
Bank credit agreement	$39,100	$20,000
Notes and other obligations for acquisitions	8,272	10,719

Total debt	47,372	30,719
Less current portion	4,972	2,420

Total long-term debt	$42,400	$28,299

The Company is a party to a Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Union Bank, N.A., as Documentation Agent and the other lenders named therein dated June 26, 2009 (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $120,000,000 maturing on June 26, 2014. Interest is payable quarterly on the outstanding borrowings at Bank of America’s prime rate (3.25% at October 3, 2009) plus a spread (1.5% to 2.0% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (0.25% at October 3, 2009 for one month LIBOR) plus a spread (2.5% to 3.0% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.50% to 0.60% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At October 3, 2009, the Company had $80,044,000 of unused lines of credit, after deducting $856,000 for outstanding standby letters of credit. The Company had outstanding loans of $39,100,000 and was in compliance with all covenants at October 3, 2009.

On September 5, 2007, the Company entered into a $20,000,000 interest rate swap with Banc of America Securities. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of October 3, 2009, the one month LIBOR rate was approximately 0.25%, and the fair value of the interest rate swap was a liability of approximately $889,000.

In connection with the DAS-New York acquisition in December 2008, the Company issued a promissory note in the initial principal amount of $7,000,000 with interest of five percent (5%) per annum payable annually on each anniversary of the closing date (December 23). Principal of the promissory note is payable in the amount of $4,000,000 on June 23, 2010 and $3,000,000 on December 23, 2013.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted average interest rate on borrowings outstanding was 4.24% at October 3, 2009, compared to 4.87% at September 27, 2008. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 5. Derivative Financial Instruments

SFAS No. 157 (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 (ASC 820) also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of the fair value hierarchy defined by SFAS No. 157 (ASC 820) are as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 3, 2009. As required by SFAS No. 157 (ASC 820), financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	At Fair Value as of October 3, 2009
Recurring Fair Value Measures (In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap	$—	$—	$—	$—

Liabilities:
Interest rate swap	$—	$889	$—	$889

Note 6. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At October 3, 2009 and September 27, 2008, no preferred shares were issued or outstanding.

At October 3, 2009, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company did not repurchase any of its common stock during the three months ended October 3, 2009 and September 27, 2008, in the open market.

Note 7. Employee Benefit Plans

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Service cost	$117	$137	$359	$411
Interest cost	220	188	648	564
Expected return on plan assets	(172)	(225)	(572)	(675)
Amortization of actuarial loss	121	17	335	51

Net periodic post retirement benefit cost	$286	$117	$770	$351

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 9. Income Taxes

The Company records the interest charge and penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the nine months ended October 3, 2009 and September 27, 2008, the Company recognized approximately $92,000 and $197,000, respectively, in interest related to uncertain tax positions. The Company had approximately $388,000 and $335,000 in accrued liabilities, for the payment of interest and penalties, at October 3, 2009 and December 31, 2008, respectively.

The Company’s total amount of unrecognized tax benefits was approximately $2,569,000 and $2,014,000 at October 3, 2009 and December 31, 2008, respectively. These amounts, if recognized, would affect the annual income tax rate.

During 2008, the Company concluded the examination of its federal income tax returns for 2005 and 2006. The Company’s California franchise (income) tax return for 2005 has been selected for examination. Management does not expect the results of this examination to have a material impact on the Company’s financial statements. Federal income tax returns after 2006, California franchise (income) tax returns after 2005 and other state income tax returns after 2004 are subject to examination.

Note 10. Contingencies

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas (the “District Court”). The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in aircraft ultimately sold to the United States government. The number of Boeing aircraft subject to the lawsuit has been reduced to 25 aircraft following the District Court’s granting of partial summary judgment in favor of Boeing and Ducommun. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. The Company intends to defend itself vigorously against the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

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

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Financial information by operating segment is set forth below:

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net Sales:
Ducommun AeroStructures	$74,456	$62,787	$216,362	$191,770
Ducommun Technologies	35,447	38,069	108,721	110,609

Total Net Sales	$109,903	$100,856	$325,083	$302,379

Segment Operating Income
Ducommun AeroStructures	$10,107	$9,553	$21,123	$29,675
Ducommun Technologies	3,028	2,320	9,294	6,097

	13,135	11,873	30,417	35,772
Corporate General and Administrative Expenses	(3,244)	(2,534)	(8,436)	(8,307)

Total Operating Income	$9,891	$9,339	$21,981	$27,465

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	October 3, 2009	December 31, 2008
Total Assets:
Ducommun AeroStructures	$241,841	$229,914
Ducommun Technologies	118,020	118,401
Corporate Administration	14,965	17,871

Total Assets	$374,826	$366,186

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share, for the third quarter and nine months of 2009 and 2008, respectively, were as follows:

	Third Quarter Ended		Nine Months Ended
	2009	2008	2009	2008
Sales (in $000’s)	$109,903	$100,856	$325,083	$302,379
Gross Profit % of Sales	20.5%	20.6%	18.3%	21.0%
SG&A Expense % of Sales	11.5%	11.4%	11.6%	11.9%
Effective Tax Rate	33.0%	30.3%	33.0%	34.6%
Diluted Earnings Per Share	$0.59	$0.59	$1.27	$1.63

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs.

The Company’s mix of military, commercial and space business in the third quarter and nine months of 2009 and 2008, respectively, were approximately as follows:

	Third Quarter Ended		Nine Months Ended
	2009	2008	2009	2008
Military	65%	56%	62%	58%
Commercial	33	41	36	40
Space	2	3	2	2

Total	100%	100%	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache and Blackhawk helicopter programs. Sales to these programs, as a percentage of total sales, for the third quarter and nine months of 2009 and 2008, respectively, were approximately as follows:

	Third Quarter Ended		Nine Months Ended
	2009	2008	2009	2008
Boeing Commercial Aircraft	17%	17%	17%	17%
Boeing C-17 Aircraft	10	9	10	9
Sikorsky Blackhawk Helicopter	9	2	9	2
Boeing Apache Helicopter	8	12	9	14
All Others	56	60	55	58

Total	100%	100%	100%	100%

Sales in the third quarter and nine months of 2009 were higher than the third quarter of 2008 by $9,047,000 and $22,704,000, respectively, due to sales from DAS-New York, which was acquired in December 2008. Sales in the third quarter and nine months of 2009 from DAS-New York were $11,100,000 and $32,300,000, respectively.

Net income for the third quarter and nine months of 2009 was lower than the third quarter and nine months of 2008. The decline in net income for the nine months of 2009 was negatively impacted by inventory reserves and valuation adjustments at DAS. In the first quarter of 2009, the Company recorded a pre-tax inventory reserve of $4,359,000 related to inventory on-hand for Eclipse Aviation Corporation (“Eclipse”). In the second quarter of 2009, the Company recorded a pre-tax inventory valuation adjustment of $782,000 related to costs that were capitalized in error in prior periods. Net income for the third quarter of 2009 was also negatively impacted by an increase in interest expense due to higher debt in 2009 and higher income tax expense due to higher income before taxes and the impact of a higher effective tax rate. Net income for the nine months of 2009 was also favorably impacted by a decrease in income tax expense due to lower income before taxes and the benefit of a lower effective tax rate, partially offset by an increase in interest expense due to higher debt in 2009.

Results of Operations

Third Quarter 2009 Compared to Third Quarter 2008

Net sales in the third quarter of 2009 were $109,903,000, compared to net sales in the third quarter 2008 of $100,856,000. Net sales in the third quarter of 2009 increased $9,047,000 from the same period last year due to sales of $11,100,000 from DAS-New York, which was acquired in December 2008. The Company’s mix of business in the third quarter of 2009 was approximately 65% military, 33% commercial, and 2% space, compared to 56% military, 41% commercial, and 3% space in the third quarter of 2008.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government, Sikorsky and Raytheon. During the third quarters of 2009 and 2008, sales to these customers were as follows:

	(In thousands)
	Third Quarter Ended
	October 3, 2009	September 27, 2008
Boeing	$34,035	$32,758
Raytheon	9,082	8,774
Sikorsky	7,659	2,299
United States government	5,759	7,500

Total	$56,535	$51,331

At October 3, 2009, trade receivables from Boeing, Raytheon, Sikorsky and the United States government were $11,460,000, $3,781,000, $5,268,000 and $2,845,000, respectively. The sales and receivables relating to these customers are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $71,329,000, or 65% of total sales, in the third quarter 2009, compared to $56,781,000, or 56% of total sales, in the third quarter of 2008. The increase in military sales in the third quarter of 2009 resulted principally from an increase in sales to the Blackhawk helicopter, primarily at DAS-New York, the X-47B UCAS and the C-17 programs at DAS and an increase in sales to the F-18 aircraft program at DTI, partially offset by a reduction in sales to the Apache helicopter program at DAS and a reduction in sales to the F-15 aircraft program at DTI.

Military sales during the third quarter of 2009 and 2008 included the following programs:

	(In thousands)
	Third Quarter Ended
	October 3, 2009	September 27, 2008
Blackhawk	$10,399	$2,140
X-47B UCAS	5,362	—
F-18	8,054	4,596
C-17	11,363	9,202
Apache	8,624	12,453
F-15	1,391	3,038
Other	26,136	25,352

Total	$71,329	$56,781

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $35,938,000, or 33% of total sales in the third quarter of 2009, compared to $41,580,000, or 41% of total sales, in the third quarter of 2008. The reduction in commercial sales in the third quarter of 2009 compared to 2008 was primarily due to a decline in demand for regional and business aircraft. Sales to the Boeing 737NG program accounted for approximately $11,316,000 in sales in the third quarter of 2009, compared to $10,228,000 in sales in the third quarter of 2008. The Boeing 777 program accounted for approximately $4,007,000 in sales in the third quarter of 2009, compared to $2,849,000 in sales in the third quarter of 2008.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $2,636,000, or 2% of total sales, in the third quarter of 2009, compared to $2,495,000, or 3% of total sales, in the third quarter of 2008. The increase in sales for space programs resulted principally from an increase in engineering services at DTI.

Gross profit, as a percent of sales, decreased to 20.5% in the third quarter of 2009 compared to 20.6% in the third quarter of 2008. Gross profit margin was negatively impacted by a decline in operating performance at DAS, which resulted primarily from an unfavorable change in sales mix, partially offset by an improvement in operating performance at DTI.

Selling, general and administrative (“SG&A”) expenses were $12,647,000, or 11.5% of sales in the third quarter of 2009, compared to $11,484,000, or 11.4% of sales, in the third quarter of 2008. The increase in SG&A expenses was due primarily to the expenses of DAS-New York including amortization of intangible assets, partially offset by lower SG&A expenses for the remainder of the Company.

Interest expense was $652,000 in the third quarter of 2009, compared to $355,000 in the third quarter of 2008. The increase was primarily due to higher debt in 2009, partially offset by lower interest rates in 2009.

Income tax expense increased to $3,049,000 in the third quarter of 2009, compared to $2,720,000 in the third quarter of 2008. The increase in income tax expense was due to an increase in income before taxes and the impact of a higher effective income tax rate. The Company’s effective tax rate for the third quarter of 2009 was 33.0%, compared to 30.3% in the third quarter of 2008. The Company’s effective tax rate in the third quarter of 2008 included benefits related to the expiration of a tax statute of limitation. The Company expects to record, in its fourth quarter of 2009, a tax benefit related to the expiration of a tax statute of limitation. The benefit will effectively lower the Company’s 2009 fourth quarter and full year tax rate. The Company’s effective tax rate for the fourth quarter of 2009 is expected to be between 25% and 28% compared to a tax benefit of 55.3% in the fourth quarter of 2008.

Net income was $6,190,000, or $0.59 diluted earnings per share, in the third quarter of 2009 compared to $6,264,000, or $0.59 diluted earnings per share, in the third quarter of 2008.

Nine Months 2009 Compared to Nine Months 2008

Net sales in the nine months of 2009 were $325,083,000, compared to net sales in the nine months 2008 of $302,379,000. Net sales in the nine months of 2009 increased 8% from the same period last year due to sales of $32,300,000 from DAS-New York, which was acquired in December 2008. The Company’s mix of business in the nine months of 2009 was approximately 62% military, 36% commercial, and 2% space, compared to 58% military, 40% commercial, and 2% space in the nine months of 2008.

The Company had substantial sales, through both of its business segments, to Boeing, the United States government, Sikorsky and Raytheon. During the nine months of 2009 and 2008, sales to these customers were as follows:

	(In thousands)
	Nine Months Ended
	October 3, 2009	September 27, 2008
Boeing	$100,977	$101,268
Sikorsky	23,167	6,262
United States government	23,148	23,455
Raytheon	21,889	22,688

Total	$169,181	$153,673

At October 3, 2009, trade receivables from Boeing, Raytheon, Sikorsky and the United States government were $11,460,000, $3,781,000, $5,268,000 and $2,845,000, respectively. The sales and receivables relating to these customers are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $199,843,000, or 62% of total sales, in the nine months of 2009, compared to $174,094,000, or 58% of total sales, in the nine months of 2008. The increase in military sales in the nine months of 2009 resulted principally from an increase in sales to the Blackhawk program, primarily at the DAS-New York operation, increases in sales to the UCAS and C-17 programs at DAS, an increase in sales of engineering services related to various missiles programs at DTI and an increase in sales to the F-15 program at DTI, partially offset by a reduction in sales to the Apache helicopter program at DAS.

Military sales during the nine months of 2009 and 2008 included the following programs:

	(In thousands)
	Nine Months Ended
	October 3, 2009	September 27, 2008
Blackhawk	$28,876	$7,090
X-47B UCAS	5,362	—
Engineering Services - Missiles	42,288	38,007
F-18	13,680	13,443
C-17	31,701	28,230
F-15	8,739	7,080
Apache	29,201	40,985
Other	39,996	39,259

Total	$199,843	$174,094

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $117,292,000, or 36% of total sales, in the nine months of 2009, compared to $121,437,000, or 40% of total sales, in the nine months of 2008. DAS-New York, which was acquired in December 2008, accounted for $10,613,000 of sales related to commercial business in the nine months of 2009. The reduction in commercial sales in the nine months 2009 compared to 2008 was primarily due to a decline in demand for regional and business aircraft. During the nine months of 2009, sales to commercial business were lower than 2008 in the majority of the Company’s commercial sales programs. Sales to the Boeing 737NG program accounted for approximately $32,030,000 in sales in the nine months of 2009, compared to $32,162,000 in sales in the nine months of 2008. The Boeing 777 program accounted for approximately $12,292,000 in the nine months of 2009, compared to $8,845,000 in sales in the nine months of 2008.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $7,948,000, or 2% of total sales, in the nine months of 2009, compared to $6,848,000, or 2% of total sales, in the nine months of 2008. The increase in sales for space programs resulted principally from an increase in engineering services at DTI.

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of October 3, 2009, backlog believed to be firm was approximately $386,340,000 compared to $475,800,000 at December 31, 2008. Approximately $92,000,000 of total backlog is expected to be delivered during the remainder of 2009. The backlog at October 3, 2009 included the following programs:

Backlog (In thousands)
737NG	$50,754
C-17	37,247
F-18	32,467
Apache Helicopter	30,778
Sikorsky Blackhawk Helicopter	29,381
Carson Helicopter	21,512
F-15	19,911
Winglet Programs	15,579
Chinook Helicopter	14,481
777	14,241
Other	119,989

$386,340

Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales. Current program backlog will be shipped over an extended delivery schedule. Beginning in 2010, the production rate and the Company’s sales for the Apache helicopter program are expected to be reduced by approximately 31% from the rate in 2009.

Gross profit, as a percent of sales, decreased to 18.3% in the nine months of 2009 compared to 21.0% in the nine months of 2008. Gross profit margin was negatively impacted by inventory reserves and valuation adjustments of $5,141,000, and an unfavorable change in sales mix at DAS, partially offset by and improvement in operating performance at DTI.

Selling, general and administrative (“SG&A”) expenses increased to $37,591,000, or 11.6% of sales, in the nine months of 2009, compared to $35,942,000, or 11.9% of sales, in the nine months of 2008. The increase in SG&A expenses was due primarily to expenses at DAS-New York including the amortization of intangible assets, partially offset by lower SG&A expenses for the remainder of the Company.

Interest expense was $2,005,000, in the nine months of 2009, compared to $948,000 in the nine months of 2008. The increase was primarily due to higher debt in 2009, partially offset by lower interest rates in 2009.

Income tax expense decreased to $6,592,000 in the nine months of 2009, compared to $9,170,000 in the nine months of 2008. The decrease in income tax expense was due to a decrease in income before taxes and a lower effective income tax rate. The Company’s effective tax rate for the nine months of 2009 was 33.0%, compared to 34.6% in the nine months of 2008. The Company’s effective tax rate in the nine months of 2009 included the benefit of research and development tax credits. The Company’s effective tax rate in the nine months of 2008 did not include the benefit of research and development tax credits. The federal tax law providing for research and development tax credits had not been extended by the end of September 27, 2008. The Company expects to record, in its fourth quarter of 2009, a tax benefit related to the expiration of a tax statute of limitation. The benefit will effectively lower the Company’s 2009 fourth quarter and full year tax rate. The Company’s effective tax rate for the full year 2009 is expected to be between 30% and 32% compared to 23.1% for 2008. The Company’s effective tax rate for 2008 was lower than 2009 due to reduction of income tax reserves in 2008.

Net income was $13,384,000, or $1.27 diluted earnings per share, in the nine months of 2009, compared to $17,347,000, or $1.63 diluted earnings per share, in the nine months of 2008. Net income for the nine months of 2009 included an after-tax charge of $3,444,000, or $0.33 per diluted share for the Eclipse inventory reserve and inventory valuation adjustment discussed above.

Financial Condition

Cash Flow Summary

Net cash used in operating activities for the nine months of 2009 was $8,646,000, compared to net cash provided by operating activities of $253,000 in 2008. Net cash used in operating activities for the nine months of 2009 resulted principally from a decrease in accrued and other liabilities of $17,269,000 (consisting primarily of a $9,887,000 decrease in customer deposits, a $5,307,000 decrease in accrued bonuses and incentives, a $1,162,000 decrease in deferred compensation and a $913,000 decrease in other accrued liabilities), an increase in accounts and unbilled receivables of $7,433,000 primarily related to the timing of billings to customers and extension of payments by the customers, and an increase in inventory of $6,809,000 primarily related to work-in-process for production jobs scheduled to be shipped in 2009 and 2010.

Net cash used in investing activities for the nine months of 2009 consisted primarily of $5,930,000 of capital expenditures.

Net cash provided by financing activities for the nine months of 2009 of $11,891,000 included approximately $16,658,000 of net borrowings of debt, partially offset by $2,358,000 of cash dividends paid, $1,410,000 of debt issue cost paid, $938,000 paid for repurchase of stock and $61,000 paid relating to the exercise of stock options.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

Liquidity and Capital Resources

The Company is a party to a Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Union Bank, N.A., as Documentation Agent and the other lenders named therein dated June 26, 2009 (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $120,000,000 maturing on June 30, 2014. Interest is payable quarterly on the outstanding borrowings at Bank of America’s prime rate (3.25% at October 3, 2009) plus a spread (1.5% to 2.0% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (0.25% at October 3, 2009 for one month LIBOR) plus a spread (2.5% to 3.0% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.50% to 0.60% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At October 3, 2009, the Company had $80,044,000 of unused lines of credit, after deducting $856,000 for outstanding standby letters of credit. The Company had outstanding loans of $39,100,000 and was in compliance with all covenants at October 3, 2009.

On September 5, 2007, the Company entered into a $20,000,000 interest rate swap with Banc of America Securities. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of October 3, 2009, the one month LIBOR rate was approximately 0.25%, and the fair value of the interest rate swap was a liability of approximately $889,000.

In connection with the DAS-New York acquisition in December 2008, the Company issued a promissory note in the initial principal amount of $7,000,000 with interest of five percent (5%) per annum payable annually on each anniversary of the closing date (December 23). Principal of the promissory note is payable in the amount of $4,000,000 on June 23, 2010 and $3,000,000 on December 23, 2013.

The weighted average interest rate on borrowings outstanding was 4.24% at October 3, 2009, compared to 4.87% at September 27, 2008. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

The Company expects to spend less than $9,000,000 for capital expenditures in 2009. The capital expenditures in 2009 are principally to support new contract awards at DAS and DTI and offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft programs.

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

As of October 3, 2009, the Company expects to make the following payments on its contractual obligations (in thousands):

	Total	Payments Due by Period
Contractual Obligations		Remainder of 2009	2010- 2012	2013- 2015	After 2015
Long-term debt	$47,372	$9	$5,200	$42,163	$—
Operating leases	17,996	1,298	11,153	4,422	1,123
Future interest on notes payable and long-term debt	7,242	678	4,659	1,905	—
Pension liability	5,844	—	2,410	3,434	—
Liabilities related to uncertain tax positions	2,957	381	1,839	737	—
Interest rate swap	889	—	889	—	—

Total	$82,300	$2,366	$26,150	$52,661	$1,123

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas (the “District Court”). The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in aircraft ultimately sold to the United States government. The number of Boeing aircraft subject to the lawsuit has been reduced to 25 aircraft following the District Court’s granting of partial summary judgment in favor of Boeing and Ducommun. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the

United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. The Company intends to defend itself vigorously against the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued new accounting guidance on fair value measurements. This guidance establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. It is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, a FASB staff position removed leasing transactions from the scope of the new fair value guidance. Also in February 2008, the FASB issued authoritative guidance deferring the effective date of the fair value guidance for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company adopted certain provisions of the new accounting guidance for financial assets and liabilities in the first quarter of 2008 which did not have a material effect on the Company’s results of operations and financial position. The Company is currently evaluating the impact of the adoption for nonfinancial assets and liabilities, on its results of operations and financial position

In December 2007, the FASB issued new guidance on business combinations. The new standard provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. The new standard also expands required disclosures surrounding the nature and financial effects of business combinations. The standard is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Upon adoption, this standard did not have a material impact on our consolidated financial position and results of operations. However, if the Company enters into any business combinations after the adoption of the new guidance of business combinations, a transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s recent acquisitions, accounted for under prior GAAP requirements, due to the changes described above.

In December 2007, the FASB issued new guidance on noncontrolling interests which establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The new guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company adopted the new standard on January 1, 2009, which did not have a material effect on the Company’s results of operations and financial position.

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. The new guidance expands existing quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. The new guidance is effective for fiscal years beginning after November 15, 2008. All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. See Note 5 for additional derivative and hedging information and disclosures.

In December 2008, the FASB issued a staff position providing guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for fiscal years ending after December 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations. The standard requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration risk among its postretirement benefit plan assets. The adoption of this statement will have an impact on the Company’s disclosure requirements and the Company is currently evaluating the impact of these disclosures on the financial statements. The disclosure requirements are annual and do not apply to interim financial statements.

In January 2009, the FASB issued new guidance on the determination of the useful life of the intangible assets. The standard amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset, and other U.S. GAAP. The standard applies to all intangible assets, whether acquired in a business combination or otherwise. The standard is applied prospectively to financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued a staff position amending and clarifying the new business combination standard to address application issues associated with recognition and measurement, subsequent and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The staff position is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued a staff position which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued a staff position providing additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance was effective for interim and annual periods ending June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. In preparing these financial statements, the Company evaluated the events and transactions that occurred from October 3, 2009 through November 2, 2009, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the guidance on its consolidated financial position and results of operations.

In June 2009, the FASB Accounting Standards Codification (Codification) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact on its consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company uses an interest rate swap for certain debt obligations to manage exposure to interest rate changes. On September 5, 2007, the Company entered into a $20,000,000 interest rate swap with Banc of America Securities. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of October 3, 2009, the one month LIBOR rate was approximately 0.25% and the fair value of the interest rate swap was a liability of approximately $889,000. An increase or decrease of 50 basis-points in the LIBOR interest rate of the swap at October 3, 2009 would result in a change of approximately $101,000 in the fair value of the swap.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2008 for a discussion of risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities for the Three Months Ended October 3, 2009

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Period beginning July 5, 2009 and ending August 1, 2009	0	$0.00	0	$2,773,030
Period beginning August 2, 2009 and ending August 29, 2009	0	$0.00	0	$2,773,030
Period beginning August 30, 2009 and ending October 3, 2009	0	$0.00	0	$2,773,030

Total	0	$0.00	0	$2,773,030

(1)	At October 3, 2009, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

Item 6.	Exhibits.

11	Reconciliation of Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 2, 2009