Form 10-K
period 2009-12-31
DUCOMMUN INC /DE/
filed 2010-02-22
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 3, 2009 was approximately $208 million.

The number of shares of common stock outstanding on January 31, 2010 was 10,450,426.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

(a) Proxy Statement for the 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”), incorporated partially in Part III hereof.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements in the Form 10-K and documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any such forward-looking statements involve risks and uncertainties. The Company’s future financial results could differ materially from those anticipated due to the Company’s dependence on conditions in the airline industry, the level of new commercial aircraft orders, production rates for Boeing commercial aircraft, the C-17 aircraft and Apache helicopter rotor blade programs, the level of defense spending, competitive pricing pressures, manufacturing inefficiencies, start-up costs and possible overruns on new contracts, technology and product development risks and uncertainties, product performance, risks associated with acquisitions and dispositions of businesses by the Company, increasing consolidation of customers and suppliers in the aerospace industry, possible goodwill impairment, credit market conditions and other factors beyond the Company’s control. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and other matters discussed in this Form 10-K.

PART I

ITEM 1.	BUSINESS

GENERAL

Ducommun Incorporated (“Ducommun” or the “Company”), is the successor to a business founded in California in 1849, first incorporated in California in 1907, and reincorporated in Delaware in 1970. Ducommun, through its subsidiaries, designs, engineers and manufactures aerostructure and electromechanical components and subassemblies, and provides engineering, technical and program management services principally for the aerospace industry. These components, assemblies and services are provided principally for domestic and foreign commercial and military aircraft, helicopter, missile and space programs.

Domestic commercial aircraft programs include the Boeing 737NG, 747, 767, 777 and 787. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16 and F-22 aircraft, and various aircraft and shipboard electronics upgrade programs. Commercial and military helicopter programs include helicopters manufactured by Boeing (principally the Apache and Chinook helicopters), United Technologies, Bell, Augusta and Carson. The Company also supports various unmanned space launch vehicle and satellite programs.

On December 23, 2008, the Company acquired DynaBil Industries, Inc. (“DynaBil”), a privately-owned company based in Coxsackie, New York for $45,386,000 (net of cash acquired and excluding acquisition costs) and subsequently changed its name to Ducommun AeroStructures New York Inc. (“DAS-New York”). DAS-New York is a leading provider of titanium and aluminum structural components and assemblies for commercial and military aerospace applications. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $10,500,000 under the Company’s credit agreement. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The operating results for the acquisition have been included in the consolidated statements of income since the date of the acquisition.

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

Ducommun AeroStructures, Inc.

Stretch-Forming, Hot-Forming and Machining

DAS supplies the aerospace industry with engineering and manufacturing of complex components using stretch-forming and hot-forming processes and computer-controlled machining. Stretch-forming is a process for manufacturing large, complex structural shapes primarily from aluminum sheet metal extrusions. DAS has some of the largest and most sophisticated stretch-forming presses in the United States. Hot-forming is a metal working process conducted at high temperature for manufacturing close-tolerance titanium and aluminum components. DAS designs and manufactures the tooling required for the production of parts in these forming processes. Certain components manufactured by DAS are machined with precision milling equipment, including three 5-axis gantry profile milling machines and seven 5-axis numerically-controlled routers to provide computer-controlled machining and inspection of complex parts up to 100 feet long.

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

Ducommun Technologies, Inc.

Switches and Related Components

DTI develops, designs and manufactures illuminated switches, switch assemblies, keyboard panels, and edge lit panels, used in many military and commercial aircraft, helicopter, and space programs. DTI manufactures switches and panels where high reliability is a prerequisite. DTI also develops, designs and manufactures microwave and millimeterwave switches, filters, and other components used principally on commercial and military aircraft and satellites. In addition, DTI develops, designs and manufactures high precision actuators, stepper motors, fractional horsepower motors and resolvers principally for space and oil service applications, and microwave and millimeterwave products for certain non-aerospace applications.

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

SALES AND MARKETING

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among a number of military manufacturers and programs. Sales related to military programs were approximately 62% of total sales in 2009, 59% of total sales in 2008 and 60% of total sales in 2007. In the space sector, the Company continues to support various unmanned launch vehicle and satellite programs. Sales related to space programs were approximately 2% of total sales in 2009, 2% of total sales in 2008 and 3% of total sales in 2007.

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

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately 36% of total sales in 2009, 39% of total sales in 2008 and 37% of total sales in 2007. The Company’s commercial sales depend substantially on aircraft manufacturers’ production rates, which in turn depend upon deliveries of new aircraft. Deliveries of new aircraft by aircraft manufacturers are dependent on the financial capacity of the airlines and leasing companies to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. The Company’s sales for commercial aircraft programs also could be affected by changes in its customers’ inventory levels and changes in its customers’ aircraft production build rates.

MAJOR CUSTOMERS

The Company had substantial sales to Boeing, Raytheon, the United States government and United Technologies. During 2009, sales to Boeing were $133,007,000, or approximately 31% of total sales; sales to Raytheon were $34,009,000, or approximately 8% of total sales; sales to the United States government were $29,224,000, or approximately 7% of total sales; and sales to United Technologies were $42,117,000, or approximately 10% of total sales. Sales to Boeing, Raytheon, the United States government and United Technologies are diversified over a number of different programs.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

In 2009, 2008 and 2007, sales to foreign customers worldwide were $32,121,000, $32,850,000 and $27,707,000, respectively. The Company has manufacturing facilities in Thailand and Mexico. The amounts of revenues, profitability and identifiable assets attributable to foreign sales activity were not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2009, 2008 and 2007. The Company had no sales to a foreign country greater than 3% of total sales in 2009, 2008 and 2007. The Company is not subject to any significant foreign currency risks since all sales are made in United States dollars.

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

RAW MATERIALS AND COMPONENTS

Raw materials and components used in the manufacture of the Company’s products, including aluminum, titanium, steel and carbon fibers, are generally available from a number of vendors and are generally in adequate supply. However, the Company, from time to time, has experienced increases in lead times for and a deterioration in availability of, aluminum, titanium and certain other materials. Moreover, certain components, supplies and raw materials for the Company’s operations are purchased from single sources. In such instances, the Company strives to develop alternative sources and design modifications to minimize the potential for business interruptions.

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

BACKLOG

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of December 31, 2009, backlog believed to be firm was approximately $367,138,000, compared to $475,800,000 at December 31, 2008. The reduction in year-over-year backlog is reflective of (i) slower than anticipated order releases from the regional and business aircraft customers due primarily to the changing market demand in 2009, (ii) planned reductions in the Apache helicopter program, (iii) late order release on Sikorsky Blackhawk helicopter and F-18 programs, and (iv) declines in the engineering services business resulting from lower RDT&E budgets, reduced demand for specific engineering services as a result of increases in government in-sourcing and reduced Congressional earmarks. Approximately $244,000,000 of total backlog is expected to be delivered during 2010. The backlog at December 31, 2009 included the following programs:

	Backlog (In thousands)
	2009	2008
737NG	$53,349	$57,507
C-17	29,564	29,528
Apache Helicopter	26,064	50,311
F-18	24,807	42,342
Carson Helicopter	22,926	25,710
Sikorsky Blackhawk Helicopter	22,925	53,343
F-15	17,964	12,948
777	13,280	22,299

	$210,879	$293,988

Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

ENVIRONMENTAL MATTERS

The Company’s business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that may be or have been released to the environment, and they require the Company to obtain and maintain licenses and permits in connection with its operations. The Company may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on the Company. The Company anticipates that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain its environmental compliance efforts. The Company does not expect to spend a material amount on capital expenditures for environmental compliance during 2010.

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $1,247,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based upon currently available information, the Company has established a reserve for its estimated liability in connection with the landfills in the approximate amount of $1,074,000. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

EMPLOYEES

At December 31, 2009 the Company employed 1,872 persons. The Company’s DAS subsidiary is a party to a collective bargaining agreement, expiring July 1, 2012, with labor unions at its Monrovia, California facility covering 322 full-time hourly employees at year end 2009. If the unionized workers were to engage in a strike or other work stoppage, if DAS is unable to negotiate acceptable collective bargaining agreements with the unions, or if other employees were to become unionized, the Company could experience a significant disruption of the Company’s operations and higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on its business and results of operations. The Company has not experienced any material labor-related work stoppage and considers its relations with its employees to be good.

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

Military and Space-Related Products Are Dependent Upon Government Spending

In 2009 approximately 64% of sales were derived from military and space markets. These markets are largely dependent upon government spending, particularly by the United States government. Changes in the nature or levels of spending for military and space could improve or negatively impact the Company’s prospects in its military and space markets.

The Company Is Dependent on Boeing Commercial Aircraft, the C-17 Aircraft and Apache Helicopter and United Technologies Sikorsky Blackhawk Helicopter Programs

In 2009 approximately 17% of its sales were for Boeing commercial aircraft, 10% of its sales were for the C-17 aircraft, 9% of its sales were for the United Technologies (Sikorsky Blackhawk helicopter) program and 8% of its sales were for the Apache helicopter. During 2010, the production rate and the Company’s sales for the Apache helicopter program are expected to be reduced. Sales in 2010 for the Apache helicopter program are expected to be 25% to 35% below 2009 levels. The Company’s sales for Boeing commercial aircraft and the C-17 aircraft are principally for new aircraft production; and the Company’s sales for the Apache helicopter are principally for replacement rotor blades. Any significant change in production rates for Boeing commercial aircraft, the C-17 aircraft, United Technologies (Sikorsky Blackhawk helicopter), and the replacement rate for the Apache helicopter blades, would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company.

Deterioration in Credit Markets Could Adversely Impact the Company

The deterioration in credit markets could adversely impact the Company. The Company depends upon cash flow from operations and its revolving credit facility to provide liquidity. The Company’s credit agreement currently matures on June 30, 2014. Because of the Company’s relatively low leverage, the Company does not expect any short-term liquidity issues. However, the availability of credit on acceptable terms is necessary to support the Company’s growth and acquisition strategy.

The Company Is Experiencing Competitive Pricing Pressures

The aerospace industry is highly competitive and competitive pressures may adversely affect the Company. The Company competes worldwide with a number of domestic and international companies that are larger than it in terms of resources and market share. The Company is experiencing competitive pricing pressures in both its DAS and DTI businesses. These pressures have had, and are expected to continue to have, an adverse effect on the Company’s financial condition and operating results.

The Company Faces Risks of Cost Overruns and Losses on Fixed-Price Contracts

The Company sells many of its products under firm, fixed-price contracts providing for a fixed price for the products regardless of the production costs incurred by the Company. As a result, manufacturing inefficiencies, start-up costs and other factors may result in cost overruns and losses on contracts. The cost of producing products also may be adversely affected by increases in the cost of labor, materials, outside processing, overhead and other factors. In many cases, the Company makes multiyear firm, fixed-price commitments to its customers, without assurance the Company’s anticipated production costs will be achieved.

Risks Associated With Foreign Operations Could Adversely Impact the Company

The Company has facilities in Thailand and Mexico. Doing business in foreign countries is subject to various risks, including political instability, local economic conditions, foreign currency fluctuations, foreign government regulatory requirements, trade tariffs, and the potentially limited availability of skilled labor in proximity to the Company’s facilities.

The Company’s Products and Processes Are Subject to Risks from Changes in Technology

The Company’s products and processes are subject to risks of obsolescence as a result of changes in technology. To address this risk, the Company invests in product design and development, and for capital expenditures. There can be no guarantee that the Company’s product design and development efforts will be successful, or funds required to be invested for product design and development and capital expenditures will not increase materially in the future.

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

The Company’s acquisition strategy exposes it to risks. The Company may not be able to consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, to satisfactorily integrate these acquired businesses. The Company’s ability to grow by acquisition is dependent upon, among other factors, the availability of suitable acquisition candidates. Growth by acquisition involves risks that could have a material adverse effect on the Company’s business, financial condition and operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets, the potential impairment of goodwill and the potential loss of key customers or employees of acquired companies.

Goodwill Could Be Impaired in the Future

In the fourth quarter of 2009, the Company recorded a non-cash charge of $12,936,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. The test as of December 31, 2009 indicated that the book value of Miltec exceeded the fair value of the business. The impairment charge was primarily driven by reductions in the U.S. Government’s budgetary forecast and funding levels in the military markets resulting in declines in the engineering services business from lower RDT&E budgets, reduced demand for specific engineering services as a result of increases in government in-sourcing and reduced Congressional earmarks. As a result of these market changes, the Company lowered its forecasted multiyear sales and cash flow analyses developed in 2008. The charge reduced goodwill recorded in connection with the acquisition of Miltec and does not impact the company’s normal business operations.

In assessing the recoverability of the Company’s goodwill at December 31, 2009, management was required to make certain critical estimates and assumptions. These estimates and assumptions included that during the next several years the Company will make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. Due to many variables inherent in the estimation of a business’s fair value and the relative size of the Company’s recorded goodwill, differences in estimates and assumptions may have a material effect on the results of the Company’s impairment analysis. If any of these or other estimates and assumptions are not realized in the future, or if market multiples decline the Company may be required to record an additional impairment charge for the goodwill. The goodwill of the Company was $100,442,000 at December 31, 2009.

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

Effective Income Tax Rate Could Change

The Company’s effective income tax rate for 2009, 2008 and 2007, was approximately 26%, 23% and 28%, respectively, compared to the statutory federal income tax rate of 35% and state income tax rates ranging from 6% to 9%, for each of the years. The Company’s effective tax rate was lower than the statutory rates in recent years primarily due to the benefit of research and development tax credits (which currently has not been extended through 2010), the reduction of tax reserves and the deduction for qualified domestic production activities. The effective tax rate for the Company could be significantly higher in the future than it has been in recent years due to changes in the Company’s level or sources of income, changes in the Company’s spending, eligibility for research and development tax credits, and changes in tax laws.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company occupies approximately 21 facilities with a total office and manufacturing area of over 1,458,000 square feet, including both owned and leased properties. At December 31, 2009, facilities which were in excess of 50,000 square feet each were occupied as follows:

Location	Segment	Square Feet	Expiration of Lease
Carson, California	Ducommun AeroStructures	286,000	Owned
Monrovia, California	Ducommun AeroStructures	274,000	Owned
Parsons, Kansas	Ducommun AeroStructures	120,000	Owned
Carson, California	Ducommun Technologies	117,000	2011
Phoenix, Arizona	Ducommun Technologies	100,000	2012
Orange, California	Ducommun AeroStructures	76,000	Owned
El Mirage, California	Ducommun AeroStructures	74,000	Owned
Iuka, Mississippi	Ducommun Technologies	66,000	2013
Carson, California	Ducommun AeroStructures	65,000	2014
Huntsville, Alabama	Ducommun Technologies	52,000	2010

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

The common stock of the Company (DCO) is listed on the New York Stock Exchange. On December 31, 2009, the Company had approximately 327 holders of record of common stock. The Company paid $3,141,000 of dividends in 2009, consisting of dividends of $0.075 per common share in the first, second, third and fourth quarters of 2009; and paid dividends of $0.075 per common share in the third and fourth quarters of 2008. The following table sets forth the high and low sales closing prices per share for the Company’s common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	2009		2008
	High	Low	High	Low
First Quarter	$20.02	$11.68	$36.84	$24.72
Second Quarter	20.22	14.67	33.78	23.52
Third Quarter	20.40	15.37	29.76	20.84
Fourth Quarter	20.41	17.00	23.88	13.58

Equity Compensation Plan Information

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders(1)	955,527	$17.443	37,655
Equity compensation plans not approved by security holders	0	0	0

Total	955,527	$17.443	37,655

(1)	The number of securities to be issued consists of 817,500 for stock options, 68,334 for restricted stock units and 69,693 for performance stock units at target. The weighted average exercise price applies only to the stock options.

(2)	Awards are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares, and an award may consist of one such security or benefit, or two or more of them in tandem or in the alternative.

Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Russell 2000 Index and the Spade Defense Index for the periods indicated, assuming the reinvestment of any dividends. The graph is not necessarily indicative of future price performance.

	2004	2005	2006	2007	2008	2009
Ducommun Inc.	100.00	102.46	109.77	182.28	80.70	92.06
Russell 2000 Index	100.00	104.56	123.75	121.83	80.66	102.59
Spade Defense Index	100.00	105.30	125.65	153.51	95.13	115.78

Issuer Purchases of Equity Securities

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2009.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month beginning October 4, 2009 and ending October 31, 2009	0	$0.00	0	$2,773,030
Month beginning November 1, 2009 and ending November 28, 2009	0	$0.00	0	$2,773,030
Month beginning November 29, 2009 and ending December 31, 2009	0	$0.00	0	$2,773,030

Total	0	$0.00	0	$2,773,030

(1)	The Company repurchased 74,300 and 69,000 of its common shares during 2009 and 2008, respectively, and did not repurchase any of its common shares in 2007, in the open market. At December 31, 2009, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31,	2009(a)	2008(a)(b)	2007	2006(c)	2005
(In thousands, except per share amounts)

Net Sales	$430,748	$403,803	$367,297	$319,021	$249,696

Gross Profit as a Percentage of Sales	18.3%	20.3%	20.6%	19.6%	20.7%

Income from Continuing Operations Before Taxes	13,760	17,049	27,255	18,088	21,120
Income Tax Expense	(3,577)	(3,937)	(7,634)	(3,791)	(5,127)

Net Income	$10,183	$13,112	$19,621	$14,297	$15,993

Earnings Per Share:
Basic earnings per share	$0.97	$1.24	$1.89	$1.40	$1.59
Diluted earnings per share	0.97	1.23	1.88	1.39	1.57

Working Capital	$85,825	$69,672	$77,703	$55,355	$64,312
Total Assets	353,909	366,186	332,476	297,033	227,969
Long-Term Debt, Including Current Portion	28,252	30,719	25,751	30,436	-
Total Shareholders’ Equity	233,886	224,446	214,051	187,025	167,851

(a)	The results for 2009 and 2008 include after-tax non-cash goodwill impairment charges of $7,753,000 and $8,000,000, respectively, resulting from annual impairment testing required by ASC 350. There was no goodwill impairment in 2007, 2006 or 2005.

(b)	In December 2008 the Company acquired DynaBil, which is now a part of DAS. This transaction was accounted for as a purchase business combination.

(c)	In January, May and September 2006 the Company acquired Miltec, WiseWave and CMP, which are now part of DTI. These transactions were accounted for as purchase business combinations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ducommun Incorporated (“Ducommun” or the “Company”), through its subsidiaries designs, engineers and manufactures aerostructure and electromechanical components and subassemblies, and provides engineering, technical and program management services principally for the aerospace industry. These components, assemblies and services are provided principally for domestic and foreign commercial and military aircraft, helicopter, missile and space programs.

Domestic commercial aircraft programs include the Boeing 737NG, 747, 767, 777 and 787. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16 and F-22 aircraft, and various aircraft and shipboard electronics upgrade programs. Commercial and military helicopter programs include helicopters manufactured by Boeing (principally the Apache and Chinook helicopters), United Technologies, Bell, Augusta and Carson. The Company also supports various unmanned space launch vehicle and satellite programs.

In the fourth quarter of 2009, the Company recorded a non-cash charge of $12,936,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. In accordance with ASC 350—Goodwill and Other Intangible Assets, the Company performed its required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of its businesses versus their book values. The test as of December 31, 2009 indicated the book value of Miltec exceeded the fair value of the business. The impairment charge was primarily driven by reductions in the U.S. Government’s budgetary forecast and funding levels in the military markets resulting in declines in the engineering services business from lower RDT&E budgets, reduced demand for specific engineering services as a result of increases in government in-sourcing and reduced Congressional earmarks. As a result of these market changes, the Company lowered its forecasted multiyear sales and cash flow analyses developed in 2008. Because the majority of Miltec’s business is U.S. Government related, the reduction in the U.S. Defense budget has had an unfavorable impact on the fair value assessment. In the fourth quarter of 2008, the Company recorded a non-cash charge of $13,064,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. The test as of December 31, 2008 indicated the book value of Miltec exceeded the fair value of the business. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the Company’s stock price as of December 31, 2008 compared with the test performed as of December 31, 2007. Thus the impairment charge recorded in 2009 was driven by external market factors as opposed to the reduction in stock price multiples which was the primary cause for the impairment charge in 2008. The charge in both 2009 and 2008 reduced goodwill recorded in connection with the acquisition of Miltec and did not impact the Company’s normal business operations. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (“WACC”), and terminal value assumptions. The WACC takes into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider risk profiles associated with growth projection risks. The terminal value assumptions are applied to the final year of discounted cash flow model. Due to many variables inherent in the estimation of a business’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis. Prior to recording the goodwill impairment charge at Miltec, the Company tested the purchased intangible assets and other long-lived assets at the business as required by ASC 360—Accounting for the Impairment or Disposal of Long-Lived Assets, and the carrying value of these assets was determined not to be impaired.

On December 23, 2008, the Company acquired DynaBil Industries, Inc., a privately-owned company based in Coxsackie, New York, for $45,386,000 (net of cash acquired and excluding acquisition costs) and subsequently changed its name to Ducommun AeroStructures New York Inc. (“DAS-New York”). DAS-New York is a leading provider of titanium and aluminum structural components and assemblies for commercial and military aerospace applications. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $10,500,000 under the Company’s credit agreement.

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share in 2009, 2008 and 2007, respectively, were as follows:

	2009	2008	2007
Sales (in $000’s)	$430,748	$403,803	$367,297
Gross Profit % of Sales	18.3%	20.3%	20.6%
SG&A Expense % of Sales	11.5%	12.5%	12.6%
Effective Tax Rate	26.0%	23.1%	28.0%
Diluted Earnings Per Share	$0.97	$1.23	$1.88

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft, helicopter and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs. The Company’s mix of military, commercial and space business in 2009, 2008 and 2007, respectively, was approximately as follows:

	2009	2008	2007
Military	62%	59%	60%
Commercial	36%	39%	37%
Space	2%	2%	3%

Total	100%	100%	100%

The Company is dependent on Boeing commercial aircraft, the C-17 aircraft and the Apache and Blackhawk helicopter programs. Sales to these programs, as a percentage of total sales, for 2009, 2008 and 2007, respectively, were approximately as follows:

	2009	2008	2007
Boeing Commercial Aircraft	17%	15%	18%
Boeing C-17 Aircraft	10%	9%	10%
United Technologies	10%	4%	3%
Boeing Apache Helicopter	8%	13%	15%
All Others	55%	59%	54%

Total	100%	100%	100%

Net sales in 2009 were $430,748,000, compared to net sales of $403,803,000 for 2008. The increase in net sales in 2009 from 2008 was primarily due to sales from DAS-New York, which was acquired in December 2008. Sales in 2009 from DAS-New York were $42,103,000. Sales for the balance of the Company’s business (excluding DAS-New York) was $15,158,000 lower, primarily due to a decrease in sales for the Apache helicopter program and significant decreases in the regional and business aircraft markets which began to experience a slowdown at the beginning of 2009.

Operating income for 2009 was lower than 2008. Operating income for 2009 was negatively impacted by inventory reserves and valuation adjustments and adjustments for uncollected sales tax on customer sales at DAS. In 2009, the Company recorded an inventory reserve of $4,359,000 related to inventory on-hand for Eclipse, which filed for bankruptcy, and an inventory valuation adjustment of $782,000 related to costs that were capitalized in error in prior periods. In 2009 the Company recorded a liability for uncollected sales taxes of $617,000 on tooling sales to its customers during the period 2007 through 2009. Operating income for 2009 and 2008 was negatively impacted by non-cash goodwill impairment at Ducommun Technologies, Inc. (“DTI”) (relating to its Miltec reporting unit) of $12,936,000 and $13,064,000, respectively. Operating income for 2009 was favorably impacted by a reduction in environmental reserves of $2,382,000 as result of changes in the Company’s estimate of previously recorded environmental liabilities.

Interest expense was higher in 2009, due to higher debt levels and higher interest rates. Income tax expense decrease in 2009 due to lower income before taxes, partially offset by a higher effective tax rate in 2009.

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

Provision for Estimated Losses on Contracts

The Company records provisions for estimated losses on contracts considering total estimated costs to complete the contract compared to total anticipated revenues in the period in which such losses are identified. The provisions for estimated losses on contracts require management to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Management’s estimate of the future cost to complete a contract may include assumptions as to improvements in manufacturing efficiency and reductions in operating and material costs. If any of these or other assumptions and estimates do not materialize in the future, the Company may be required to record additional provisions for estimated losses on contracts.

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

Other Intangible Assets

The Company amortizes purchased other intangible assets with finite lives over the estimated economic lives of the assets, ranging from one to fourteen years generally using the straight-line method. The value of other intangibles acquired through business combinations has been estimated using present value techniques which involve estimates of future cash flows. Actual results could vary, potentially resulting in impairment charges.

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

For performance and restricted stock units, the Company calculates compensation expense, net of an estimated forfeiture rate, on a straight line basis over the requisite service/performance period of the awards. The performance stock units vest based on a three-year cumulative performance cycle. The Company has two restricted stock units, one restricted stock unit vests at the end of five years and the other restricted stock unit vests equally over a three year period ending in 2011. The Company estimates the forfeiture rate based on its historic experience.

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

Environmental Liabilities

Environmental liabilities are recorded when environmental assessments and/or remedial efforts are probable and costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. Further, the Company reviews and updates its environmental accruals as circumstances change and/or addition information is obtained that reasonably could be expected to have a meaningful effect on the outcome of a matter or the estimated cost thereof.

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

Results of Operations

2009 Compared to 2008

Net sales in 2009 were $430,748,000, compared to net sales of $403,803,000 for 2008. Net sales in 2009 increased 7% from 2008 primarily due to sales from DAS-New York, which was acquired in December 2008. Sales in 2009 from DAS-New York were $42,103,000. Excluding DAS-New York sales were lower in 2009, principally due to lower sales for the Apache helicopter and regional and business aircraft programs. The Company’s mix of business in 2009 was approximately 62% military, 36% commercial, and 2% space, compared to 59% military, 39% commercial, and 2% space in 2008.

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon, the United States government, and United Technologies. During 2009 and 2008, sales to Boeing, Raytheon, the United States government and United Technologies were as follows:

December 31,	2009	2008
(In thousands)

Boeing	$133,007	$130,783
Raytheon	34,009	33,248
United States government	29,224	33,335
United Technologies	42,117	17,982

Total	$238,357	$215,348

At December 31, 2009, trade receivables from Boeing, Raytheon, the United States government and United Technologies were $8,719,000, $4,321,000, $1,742,000 and $2,295,000, respectively. The sales and receivables relating to Boeing, Raytheon, the United States government and United Technologies are diversified over a number of different commercial, military and space programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $266,922,000, or 62% of total sales, in 2009, compared to $238,309,000, or 59% of total sales, in 2008. The increase in military sales in 2009 resulted principally from an increase in sales to the Blackhawk helicopter, primarily at DAS-New York, the X-47B UCAS and the C-17 programs at DAS and an increase in sales to the F-18 aircraft program at DTI, partially offset by a reduction in sales to the Apache helicopter program at DAS and a reduction in sales to the F-15 aircraft program at DTI.

Military sales during 2009 and 2008 included the following programs:

December 31,	2009	2008
(In thousands)

C-17	$42,198	$36,714
Blackhawk	37,699	13,054
Apache	36,067	52,480
F-18	21,543	17,542
Chinook	18,642	17,048
F-15	10,394	13,263
X-47B UCAS	6,652	-
Other	93,727	88,208

Total	$266,922	$238,309

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $155,444,000, or 36% of total sales in 2009, compared to $156,689,000, or 39% of total sales in 2008. The reduction in commercial sales during 2009 compared to 2008 was primarily due to a decline in demand in the regional jet and aviation markets, which began to experience a slowdown at the beginning of 2009, partially offset by $14,086,000 of sales from DAS-New York, which was acquired in December 2008, and an increase of $4,180,000 in sales to the Boeing 737NG program. During 2009, the Company experienced no major program cancellations, except for the discontinuation of the Eclipse program. During 2009, sales to commercial business were lower than 2008 in the majority of the Company’s commercial aircraft programs. Sales to the Boeing 737NG program accounted for approximately $42,439,000 in sales in 2009, compared to $38,259,000 in sales in 2008. The Boeing 777 program accounted for approximately $16,395,000 in sales in 2009, of which $6,272,000 of sales were from DAS-New York, compared to $10,400,000 in sales in 2008.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $8,382,000, or 2% of total sales in 2009, compared to $8,805,000, or 2% of total sales in 2008. The decrease in sales for space programs resulted principally from a decrease in engineering services at DTI.

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of December 31, 2009, backlog believed to be firm was approximately $367,138,000, compared to $475,800,000 at December 31, 2008. The reduction in year-over-year backlog is reflective of (i) slower than anticipated order releases from the regional and business aircraft customers due primarily to the changing market demand in 2009, (ii) planned reductions in the Apache helicopter program, (iii) late order release on Sikorsky Blackhawk helicopter and F-18 programs, and (iv) declines in the engineering services business resulting from lower RDT&E budgets, reduced demand for specific engineering services as a result of increases in government in-sourcing and reduced Congressional earmarks. Approximately $244,000,000 of total backlog is expected to be delivered during 2010. The backlog at December 31, 2009 included the following programs:

	Backlog (In thousands)
	2009	2008
737NG	$53,349	$57,507
C-17	29,564	29,528
Apache Helicopter	26,064	50,311
F-18	24,807	42,342
Carson Helicopter	22,926	25,710
Sikorsky Blackhawk Helicopter	22,925	53,343
F-15	17,964	12,948
777	13,280	22,299

	$210,879	$293,988

Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales

Gross profit, as a percent of sales, decreased to 18.3% in 2009 from 20.3% in 2008. Gross profit margin was negatively impacted by inventory reserves and valuation adjustments of $5,141,000, a liability recorded for uncollected sales taxes from customers of $617,000 and an unfavorable change in sales mix at DAS, partially offset by an improvement in operating performance at DTI.

Selling, general and administrative (“SG&A”) expenses decreased to $49,615,000, or 11.5% of sales in 2009, compared to $50,548,000, or 12.5% of sales in 2008. The decrease in SG&A expenses was primarily due to a reduction in environmental reserves of $2,241,000 and lower personnel costs, partially offset by a full year of expenses at DAS-New York, including the amortization of certain intangible assets of $1,487,000 for DAS-New York.

In the fourth quarter of 2009, the Company recorded a non-cash charge of $12,936,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. In accordance with ASC 350 – Goodwill and Other Intangible Assets, the Company performed its required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of its businesses versus their book values. The test as of December 31, 2009 indicated the book value of Miltec exceeded the fair value of the business. The impairment charge was primarily driven by reductions in the U.S. Government’s budgetary forecast and funding levels in the military markets resulting in the declines in the engineering services business from lower RDT&E budgets, reduced demand for specific engineering services as a result of increases in government in-sourcing and reduced Congressional earmarks. These market changes resulted in a lower forecast of future multiyear sales and cash flow for Miltec as compared to the forecast in 2008. Because the majority of Miltec’s business is U.S. Government related, the reduction in components of the U.S. Defense budget has had an unfavorable impact on the fair value assessment. In the fourth quarter of 2008, the Company recorded a non-cash charge of $13,064,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. The test as of December 31, 2008 indicated the book value of Miltec exceeded the fair value of the business. The 2008 impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the Company’s stock price as of December 31, 2008 compared with the test performed as of December 31, 2007. Thus, the impairment charge recorded in 2009 was driven by external market factors as opposed to the reduction in stock price multiples which was the primary cause for the impairment charge in 2008. The charge in both 2009 and 2008 reduced goodwill recorded in connection with the acquisition of Miltec and did not impact the Company’s normal business operations. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (“WACC”), and terminal value assumptions. The WACC takes into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider risk profiles associated with growth projection risks. The terminal value assumptions are applied to the final year of discounted cash flow model. Due to many variables inherent in the estimation of a business’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis. Prior to recording the goodwill impairment charge at Miltec, the Company tested the purchased intangible assets and other long-lived assets at the business as required by ASC 360 – Accounting for the Impairment or Disposal of Long-Lived Assets, and the carrying value of these assets was determined not to be impaired.

Interest expense was $2,522,000 in 2009, compared to $1,242,000 in 2008, primarily due to higher debt levels and higher interest rates in 2009 compared to the previous year.

Income tax expense decreased to $3,577,000 in 2009, compared to $3,937,000 in 2008. The decrease in income tax expense was due to the decrease in income before taxes, partially offset by a higher effective income tax rate. The Company’s effective tax rate for 2009 was 26.0%, compared to 23.1% in 2008. Cash expended to pay income taxes was $6,960,000 in 2009, compared to $7,618,000 in 2008.

Net income for 2009 was $10,183,000, or $0.97 diluted earnings per share, compared to $13,112,000, or $1.23 diluted earnings per share in 2008. Net income for 2009 includes an after-tax charge of $3,444,000, or $0.33 per diluted share for the Eclipse inventory write-off and inventory valuation adjustment discussed above and a non-cash goodwill impairment charge of $7,753,000 or $0.74 per share. Net income for 2008 includes a non-cash goodwill impairment charge of $8,048,000 or $0.76 per share.

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

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of December 31, 2008, backlog believed to be firm was approximately $475,800,000, compared to $353,225,000 at December 31, 2007. The 2008 backlog includes $41,411,000 for backlog for DynaBil. The backlog at December 31, 2008 included the following programs:

Backlog (In thousands)
737NG	$57,507
Sikorsky Blackhawk Helicopter	53,343
Apache Helicopter	50,311
F-18	42,342
C-17	29,528
Chinook Helicopter	26,038
Carson Helicopter	25,710
777	22,299

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

Financial Condition

Cash Flow Summary

Net cash provided by operating activities for 2009, 2008, and 2007 was $30,812,000, $28,044,000 and $42,594,000, respectively. During 2009 the Company used $8,546,000 of cash for working capital compared to $9,241,000 of cash used for working capital in 2008. Net cash provided by operating activities for 2009 was negatively impacted by a decrease in accrued liabilities of $17,854,000 (consisting primarily of a $10,536,000 decrease in customer deposits, a $2,483,000 decrease in accrued income and sales tax, a $2,176,000 decrease in accrued bonuses and incentives, a $1,198,000 decrease in deferred compensation and a $1,461,000 decrease in other accrued liabilities), partially offset by more effective working capital management resulting in a decrease of $16,803,000 in trade and other receivables, inventory, other assets and trade payables.

Net cash used in investing activities for 2009 consisted primarily of $7,689,000 of capital expenditures.

Net cash used in financing activities in 2009 of $8,004,000 included approximately $3,142,000 of dividend payments, $2,454,000 of repayment of debt, $938,000 of repurchase of the Company’s stock.

Liquidity and Capital Resources

The Company is a party to a Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Union Bank, N.A., as Documentation Agent and the other lenders named therein dated June 26, 2009 (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $120,000,000 maturing on June 26, 2014. Interest is payable quarterly on the outstanding borrowings at Bank of America’s prime rate (3.25% at December 31, 2009) plus a spread (1.5% to 2.0% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (0.23% at December 31, 2009 for one month LIBOR) plus a spread (2.5% to 3.0% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.50% to 0.60% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At December 31, 2009, the Company had $99,150,000 of unused lines of credit, after deducting $850,000 for outstanding standby letters of credit. The Company had outstanding loans of $20,000,000 and was in compliance with all covenants at December 31, 2009.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

On September 5, 2007, the Company entered into a $20,000,000 interest rate swap with Banc of America Securities. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of December 31, 2009, the one month LIBOR rate was approximately 0.23%, and the fair value of the interest rate swap was a liability of approximately $680,000.

In connection with the DAS-New York acquisition in December 2008, the Company issued a promissory note in the initial principal amount of $7,000,000 with interest of five percent (5%) per annum payable annually on each anniversary of the closing date (December 23). Principal of the promissory note is payable in the amount of $4,000,000 on June 23, 2010 and $3,000,000 on December 23, 2013.

The weighted average interest rate on borrowings outstanding was 6.14% at December 31, 2009, compared to 6.05% at December 31, 2008. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

The Company expects to spend approximately $11,000,000 for capital expenditures in 2010. The increase in capital expenditures in 2010 from 2009 is principally to support new contract awards at DAS and DTI and offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft programs.

The Company spent approximately $6,140,000 for tooling related investment on various sales programs in 2009. As part of the Company’s strategic direction in moving to a Tier 2 supplier additional up front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.

Dividends are subject to the approval of the Board of Directors, and will depend upon the Company’s results of operations, cash flows and financial position. The Company expects to continue to pay dividends of $0.075 per quarter per common share in 2010.

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

As of December 31, 2009, the Company expects to make the following payments on its contractual obligations (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$28,252	$4,963	$226	$23,063	$-
Operating leases	16,611	4,978	6,083	3,567	1,983
Pension liability	5,844	750	1,659	1,931	1,504
Interest rate swap	680	680	-	-	-
Liabilities related to uncertain tax positions	2,877	390	1,476	1,011	-
Future interest on notes payable and long-term debt	1,430	980	300	150	-

Total	$55,694	$12,741	$9,744	$29,722	$3,487

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $1,247,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based upon currently available information, the Company has established a reserve for its estimated liability in connection with the landfills in the approximate amount of $1,074,000. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Recent Accounting Pronouncements

In December 2008, the FASB issued a staff position providing guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for fiscal years ending after December 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations. The standard requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration risk among its postretirement benefit plan assets. The disclosure requirements are annual and do not apply to interim financial statements. The Company has made the required additional disclosures.

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

In April 2009, the FASB issued a staff position providing additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance was effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The Company currently believes this guidance will have no impact on its consolidated financial position and results of operations.

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

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company currently believes this guidance will have no impact its consolidated financial position and results of operations.

In October 2009, the FASB issued amendments to the accounting and disclosure for accounting for certain revenue arrangements that include software elements. The amendments change the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scope these products out of current software revenue guidance. The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. These amendments, effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010 (early adoption is permitted). The Company currently believes this guidance will have no impact its consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company uses an interest rate swap for certain debt obligations to manage exposure to interest rate changes. On September 5, 2007, the Company entered into a $20,000,000 interest rate swap with Banc of America Securities. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of December 31, 2009, the one month LIBOR rate was approximately 0.23% and the fair value of the interest rate swap was a liability of approximately $680,000. An increase or decrease of 50 basis-points in the LIBOR interest rate of the swap at December 31, 2009 would result in a change of approximately $76,000 in the fair value of the swap.

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

Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting as of December 31, 2009 is included under Item 15(a)(1) of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the fourth quarter of 2009, the Company implemented a new ERP information system (BaaN) at one location of Ducommun Aerostructures (“DAS”). With this implementation, all the DAS locations and two of the Ducommun Technology (“DTI”) locations utilize the BaaN ERP information system.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The information under the caption “Election of Directors” in the 2010 Proxy Statement is incorporated herein by reference.

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

Name (Age)	Positions and Offices Held With Company (Year Elected)	Other Business Experience (Past Five Years)
Kathryn M. Andrus (41)	Vice President, Internal Audit (2008)	Director of Internal Audit (2005-2008); Senior Manager Internal Controls and Compliance of Unified Western Grocers, Inc. (2003-2005)

Joseph P. Bellino (59)	Vice President and Chief Financial Officer (2008)	Executive Vice President and CFO of Kaiser Aluminum Corporation (2006-2008); CFO and Treasurer of Steel Technologies (1997-2006)

Donald C. DeVore (47)	Vice President and Treasurer (2008)	Senior Vice President Finance and IT of Ducommun AeroStructures, Inc. (2001-2008)

James S. Heiser (53)	Vice President (1990), General Counsel (1988), and Secretary (1987)	Chief Financial Officer (1996-2006) and Treasurer (1995-2006)

Michael G. Pollack (50)	Vice President of Sales and Marketing (2010)	Vice President of Sales and Marketing of Ducommun AeroStructures, Inc. (2004-2010); Vice President of Sales and Marketing of Ducommun Technologies, Inc. (2008-2010)

Anthony J. Reardon (59)	Chief Executive Officer (2010), President (2008)	President of Ducommun AeroStructures, Inc. (2003-2007)

Rosalie F. Rogers (48)	Vice President, Human Resources (2008)	Vice President, Human Resources of Ducommun AeroStructures, Inc. (2006-2008); Sr. Vice President of Seven Worldwide, Inc. (1998-2006)

Samuel D. Williams (61)	Vice President (1991) and Controller (1988)	—

Audit Committee and Audit Committee Financial Expert

The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2010 Proxy Statement is incorporated herein by reference.

Compliance With Section 16(a) of the Exchange Act

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Ethics” in the 2010 Proxy Statement is incorporated herein by reference.

Changes to Procedures to Recommend Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Election of Directors” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Principal Accountant Fees and Services” contained in the 2010 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

2.  Financial Statement Schedule

The following schedule for the years ended December 31, 2009, 2008 and 2007 is filed herewith:

Schedule II—Valuation and Qualifying Accounts	74

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

3.  Exhibits

See Item 15(b) for a list of exhibits.	75-77

Signatures	78-79

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ducommun Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ducommun Incorporated and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 15(a)(1). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Los Angeles, California
February 22, 2010

Ducommun Incorporated

Consolidated Statements of Income

Year Ended December 31,	2009	2008	2007
(In thousands, except per share amounts)

Sales and Service Revenues
Product sales	$372,371	$344,617	$310,961
Service revenues	58,377	59,186	56,336

Net Sales	430,748	403,803	367,297

Operating Costs and Expenses:
Cost of product sales	305,705	273,974	246,403
Cost of service revenues	46,210	47,926	45,053
Selling, general and administrative expenses	49,615	50,548	46,191
Goodwill impairment	12,936	13,064	-

Total Operating Costs and Expenses	414,466	385,512	337,647

Operating Income	16,282	18,291	29,650
Interest Expense	(2,522)	(1,242)	(2,395)

Income Before Taxes	13,760	17,049	27,255
Income Tax Expense	(3,577)	(3,937)	(7,634)

Net Income	$10,183	$13,112	$19,621

Earnings Per Share:
Basic earnings per share	$0.97	$1.24	$1.89
Diluted earnings per share	$0.97	$1.23	$1.88
Weighted Average Number of Common Shares Outstanding:
Basic	10,461,000	10,563,000	10,398,000
Diluted	10,510,000	10,649,000	10,457,000

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Balance Sheets

December 31,	2009	2008
(In thousands, except share data)

Assets
Current Assets:
Cash and cash equivalents	$18,629	$3,508
Accounts receivable (less allowance for doubtful accounts of $570 and $1,694)	48,378	50,090
Unbilled receivables	4,207	7,074
Inventories	67,749	73,070
Production cost of contracts	12,882	10,087
Deferred income taxes	4,794	9,172
Other current assets	7,452	6,172

Total Current Assets	164,091	159,173
Property and Equipment, Net	60,923	61,954
Goodwill	100,442	114,002
Other Assets	28,453	31,057

	$353,909	$366,186

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$4,963	$2,420
Accounts payable	39,434	35,358
Accrued liabilities	33,869	51,723

Total Current Liabilities	78,266	89,501
Long-Term Debt, Less Current Portion	23,289	28,299
Deferred Income Taxes	7,732	9,902
Other Long-Term Liabilities	10,736	14,038

Total Liabilities	120,023	141,740

Commitments and Contingencies
Shareholders’ Equity:
Common stock—$.01 par value; authorized 35,000,000 shares; issued 10,593,726 shares in 2009 and 10,580,586 shares in 2008	106	106
Treasury stock—held in treasury 143,300 shares in 2009 and 69,000 shares in 2008	(1,924)	(986)
Additional paid-in capital	58,498	56,040
Retained earnings	180,760	173,718
Accumulated other comprehensive loss	(3,554)	(4,432)

Total Shareholders’ Equity	233,886	224,446

	$353,909	$366,186

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income/(Expense)	Total Shareholders’ Equity
(In thousands, except share data)

Balance at December 31, 2006	10,279,037	103	46,320	142,760	-	(2,158)	187,025
Comprehensive income:
Net income				19,621			19,621
Equity adjustment for additional pension liability, net of tax						827
Equity adjustment for cash flow hedge mark-to-market adjustment, net of tax						(359)	468

Equity adjustment to initially adopt Financial							20,089
Interpretation No. 48, net of tax				(189)		-	(189)

Stock options exercised	340,850	3	5,893	-		-	5,896
Stock repurchased related to the exercise of stock options	(70,634)	(1)	(2,081)	-		-	(2,082)
Stock based compensation			2,033				2,033
Income tax benefit related to the exercise of nonqualified stock options	-	-	1,279	-		-	1,279

Balance at December 31, 2007	10,549,253	105	53,444	162,192	-	(1,690)	214,051
Comprehensive income:
Net income				13,112			13,112
Equity adjustment for additional pension liability, net of tax						(2,309)
Equity adjustment for cash flow hedge mark-to-market adjustment, net of tax						(433)	(2,742)

							10,370
Cash Dividends				(1,586)			(1,586)
Common stock repurchased for treasury	(69,000)				(986)	-	(986)
Stock options exercised	32,750	1	523	-		-	524
Stock repurchased related to the exercise of stock options	(1,417)	-	(39)	-		-	(39)
Stock Based Compensation			2,623				2,623
Income tax provision related to the exercise of nonqualified stock options	-	-	(511)	-		-	(511)

Balance at December 31, 2008	10,511,586	$106	$56,040	$173,718	$(986)	$(4,432)	$224,446
Comprehensive income:
Net income				10,183			10,183
Equity adjustment for additional pension liability, net of tax						494
Equity adjustment for cash flow hedge mark-to-market adjustment, net of tax						384	878

							11,061
Cash Dividends				(3,141)			(3,141)
Common stock repurchased for treasury	(74,300)				(938)	-	(938)
Stock options exercised	19,416	-	44	-		-	44
Stock repurchased related to the exercise of stock options	(6,276)	-	(105)	-		-	(105)
Stock Based Compensation			2,404				2,404
Income tax benefit related to the exercise of nonqualified stock options	-	-	115	-		-	115

Balance at December 31, 2009	10,450,426	$106	$58,498	$180,760	$(1,924)	$(3,554)	$233,886

Ducommun Incorporated

Consolidated Statements of Cash Flows

Year Ended December 31,	2009	2008	2007
(In thousands)

Cash Flows from Operating Activities:
Net Income	$10,183	$13,112	$19,621
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization	10,712	8,843	7,973
Amortization of other intangible assets	2,850	1,585	2,071
Amortization of discounted notes payable	(12)	49	68
Impairment of goodwill	12,936	13,064	-
Stock-based compensation expense	2,404	2,623	2,033
Deferred income tax provision/(benefit)	1,819	(4,459)	(1,593)
Income tax benefit from stock-based compensation	115	87	480
(Recovery of)/Provision for doubtful accounts	(1,124)	1,302	82
Other—(increase)/decrease	(525)	1,079	(201)
Changes in Assets and Liabilities, Net of Effects:
Accounts receivable—decrease/(increase)	2,836	(6,235)	3,350
Unbilled receivable—decrease/(increase)	2,867	(1,459)	(2,133)
Inventories—decrease/(increase)	5,321	(6,581)	876
Production cost of contracts—increase	(4,794)	(465)	(3,629)
Other assets—decrease/(increase)	356	(572)	-
Accounts payable—increase/(decrease)	4,076	(433)	897
Accrued and other liabilities—(decrease)/increase	(19,208)	6,504	12,699

Net Cash Provided by Operating Activities	30,812	28,044	42,594

Cash Flows from Investing Activities:
Purchase of property and equipment	(7,689)	(12,418)	(11,261)
Acquisition of businesses, net of cash acquired	-	(39,283)	-
Proceeds from sale of assets	2	7	-

Net Cash Used in Investing Activities	(7,687)	(51,694)	(11,261)

Cash Flows from Financing Activity:
Repayment of long-term debt	(2,454)	(2,400)	(4,753)
Cash dividends paid	(3,141)	(1,586)	-
Debt issue cost paid	(1,409)	-	-
Repurchase of stock	(938)	(986)	-
Net cash effect of exercise related to stock options	(62)	484	3,814
Excess tax benefit from stock-based compensation	-	75	799

Net Cash Used in Financing Activities	(8,004)	(4,413)	(140)

Net Decrease in Cash and Cash Equivalents	15,121	(28,063)	31,193
Cash and Cash Equivalents—Beginning of Period	3,508	31,571	378

Cash and Cash Equivalents—End of Period	$18,629	$3,508	$31,571

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,222	$1,243	$2,135
Taxes paid	$6,960	$7,618	$6,817

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

Subsequent Events

In connection with the preparation of the consolidated financial statements, the Company has evaluated subsequent events through February 22, which is the date the financial statements were issued.

Cash Equivalents

Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. The cost of these investments approximates fair value.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue from products sold under long-term contracts is recognized by the Company on a comparable basis to other sale transactions using the units of delivery method. The Company also recognizes revenue on the sale of services (including prototype products) based on the type of contract: time and materials, cost-plus reimbursement and firm-fixed price. Revenue is recognized (i) on time and materials contracts as time is spent at hourly rates, which are negotiated with customers, plus the cost of any allowable materials and out-of-pocket expenses, (ii) on cost plus reimbursement contracts based on direct and indirect costs incurred plus a negotiated profit calculated as a percentage of cost, a fixed amount or a performance-based award fee, and (iii) on fixed-price service contracts on the percentage-of-completion method measured by the percentage of costs incurred to estimated total costs.

Provision for Estimated Losses on Contracts

The Company records provisions for estimated losses on contracts considering total estimated costs to complete the contract compared to total anticipated revenues in the period in which such losses are identified.

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

Production Cost of Contracts

Costs are incurred for certain long-term contracts that require machinery or tools to build the parts as specified within the contract. These costs include production and tooling costs. The production contract costs are recorded to cost of sales using the units of delivery method. Approximately $10,087,000 in such costs were reclassified from inventory as of December 31, 2008. Approximately $4,982,000 of the 2009 balance will be recovered from customers after one year.

Property and Depreciation

Property and equipment, including assets recorded under capital leases, are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives and, in the case of leasehold improvements, over the shorter of the lives of the improvements or the lease term. The Company evaluates long-lived assets for recoverability considering undiscounted cash flows, when significant changes in conditions occur, and recognizes impairment losses, if any, based upon the fair value of the assets.

Goodwill

The Company’s business acquisitions have resulted in goodwill. Goodwill is not amortized but is subject to impairment tests on an annual basis in the fourth quarter and between annual tests, in certain circumstances, when events indicate an impairment may have occurred. Goodwill is tested for impairment utilizing a two-step method. In the first step, the Company determines the fair value of the reporting unit using expected future discounted cash flows and market valuation approaches (comparable Company revenue and EBITDA multiples), requiring management to make estimates and assumptions about the reporting unit’s future prospects. If the net book value of the reporting unit exceeds the fair value, the Company then performs the second step of the impairment test which requires fair valuation of all the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. This residual fair value of goodwill is then compared to the carrying amount to determine impairment. An impairment charge will be recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount.

Income Taxes

The Company accounts for income taxes by recognizing deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Tax positions taken or expected to be taken in a tax return are recognized when it is more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Litigation and Commitments

In the normal course of business, the Company and its subsidiaries are defendants in certain litigation, claims and inquiries, including matters relating to environmental laws. In addition, the Company makes various commitments and incurs contingent liabilities. Management’s estimates regarding contingent liabilities could differ from actual results.

Environmental Liabilities

Environmental liabilities are recorded when environmental assessments and/or remedial efforts are probable and costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. Further, the Company reviews and updates its environmental accruals as circumstances change and/or addition information is obtained that reasonably could be expected to have a meaningful effect on the outcome of a matter or the estimated cost thereof.

Accounting for Stock-Based Compensation

The Company recognizes compensation expense for share-based payment transactions in the financial statements at their fair value. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award).

Other Intangible Assets

The Company amortizes purchased other intangible assets with finite lives over the estimated economic lives of the assets, ranging from one to fourteen years generally using the straight-line method. The value of other intangibles acquired through business combinations has been estimated using present value techniques which involve estimates of future cash flows. The Company evaluates other intangible assets for recoverability considering undiscounted cash flows, when significant changes in conditions occur, and recognizes impairment losses, if any, based upon the estimated fair value of the assets.

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

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Basic weighted average shares outstanding	10,461,000	10,563,000	10,398,000
Dilutive potential common shares	49,000	86,000	59,000

Diluted weighted average shares outstanding	10,510,000	10,649,000	10,457,000

The numerator used to compute diluted earnings per share is as follows:

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Net earnings (total numerator)	$10,183,000	$13,112,000	$19,621,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Stock options and stock units	791,400	543,600	436,500

Comprehensive Income

Certain items such as unrealized gains and losses on certain hedging instruments and pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is included in other comprehensive loss and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a pension liability adjustment of $3,146,000, net of tax, and an interest rate hedge mark-to-market adjustment of $408,000, net of tax at December 31, 2009, compared to a pension liability adjustment of $3,640,000, net of tax, and an interest rate hedge mark-to-market adjustment of $792,000, net of tax, at December 31, 2008.

Recent Accounting Pronouncements

In December 2008, the FASB issued a staff position providing guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for fiscal years ending after December 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations. The standard requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration risk among its postretirement benefit plan assets. The disclosure requirements are annual and do not apply to interim financial statements. The Company has made the required additional disclosures.

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

In April 2009, the FASB issued a staff position providing additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance was effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The Company currently believes this guidance will have no impact on its consolidated financial position and results of operations.

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

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company currently believes this guidance will have no impact its consolidated financial position and results of operations.

In October 2009, the FASB issued amendments to the accounting and disclosure for accounting for certain revenue arrangements that include software elements. The amendments change the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scope these products out of current software revenue guidance. The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. These amendments, effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010 (early adoption is permitted). The Company currently believes this guidance will have no impact its consolidated financial position and results of operations.

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

Note 2. Acquisitions

On December 23, 2008, the Company acquired DynaBil Industries, Inc., a privately-owned company based in Coxsackie, New York, for $45,386,000 (net of cash acquired and excluding acquisition costs) and subsequently changed its name to Ducommun AeroStructures New York Inc. (“DAS-New York”). DAS-New York is a leading provider of titanium and aluminum structural components and assemblies for commercial and military aerospace applications. The acquisition was funded from internally generated cash, notes to the sellers, and borrowings of approximately $10,500,000 under the Company’s credit agreement. The operating results for this acquisition have been included in the consolidated statements of income since the date of the acquisition.

The following table presents unaudited pro forma consolidated operating results for the Company for the year ended December 31, 2009, as if the Dynabil acquisition had occurred as of the beginning of the period presented.

	(Unaudited)
Year Ended December 31,	2008	2007
(In thousands, except per share amounts)

Net sales	$446,148	$401,177
Net earnings	7,318	18,229
Basic earnings per share	0.69	1.75
Diluted earnings per share	0.69	1.74

The consolidated financial statements reflect estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for DynaBil. The principal estimates of fair value were determined using expected net present value techniques utilizing a 15% discount rate. Customer relationships were valued assuming an annual attrition rate of 3%.

The table below summarizes the purchase price allocation for DynaBil at the date of acquisitions.

December 31,	2008
(In thousands)

Tangible assets, exclusive of cash	$18,523
Intangible assets	19,730
Goodwill	19,809
Liabilities assumed	(12,360)

Cost of acquisition, net of cash acquired	$45,702

The tangible assets included in the table above included an inventory step-up of approximately $1,670,000, which reduced margins in 2009 by $1,520,000.

Note 3. Inventories

Inventories consist of the following:

December 31,	2009	2008
(In thousands)

Raw materials and supplies	$18,547	$19,918
Work in process	65,565	65,546
Finished goods	4,353	4,940

	88,465	90,404
Less progress payments	20,716	17,334

Total	$67,749	$73,070

Note 4. Property and Equipment

Property and equipment consist of the following:

December 31,	2009	2008	Range of Estimated Useful Lives
(In thousands)

Land	$11,333	$11,333
Buildings and improvements	33,501	32,477	5 - 40 Years
Machinery and equipment	92,846	87,742	2 - 20 Years
Furniture and equipment	20,518	19,326	2 - 10 Years
Construction in progress	4,123	5,045

	162,321	155,923
Less accumulated depreciation and amortization	101,398	93,969

Total	$60,923	$61,954

Depreciation expense was $8,714,000, $8,378,000, and $7,922,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 5. Goodwill and Other Intangible Assets

The carrying amounts of goodwill for the years ended December 31, 2009 and December 31, 2008 are as follows:

	Ducommun AeroStructures	Ducommun Technologies	Total Ducommun
(In thousands)

Balance at December 31, 2008	$57,219	$56,783	$114,002
Goodwill adjustment to 2008 acquisition	(624)	-	(624)
Goodwill impairment	-	(12,936)	(12,936)

Balance at December 31, 2009	$56,595	$43,847	$100,442

Other intangible assets at December 31, 2009 related to acquisitions are amortized on the straight-line method over periods ranging from one to fourteen years. The fair value of other intangible assets was determined by management and consists of the following:

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)

Customer relationships	$24,200	$2,678	$21,522	$24,900	$1,177	$23,723
Trade names	4,050	1,689	2,361	4,050	1,030	3,020
Non-compete agreements	2,743	2,047	696	2,743	1,490	1,253
Contract renewal	1,845	440	1,405	1,845	307	1,538
Backlog	1,153	1,153	-	1,153	1,153	-

Total	$33,991	$8,007	$25,984	$34,691	$5,157	$29,534

In the fourth quarter of 2009, the Company recorded a non-cash charge of $12,936,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. In accordance with ASC 350 – Goodwill and Other Intangible Assets, the Company performed its required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of its businesses versus their book values. The test as of December 31, 2009 indicated the book value of Miltec exceeded the fair value of the business. The impairment charge was primarily driven by reductions in the U.S. Government’s budgetary forecast and funding levels in the military markets resulting in the declines in the engineering services business from lower RDT&E budgets, reduced demand for specific engineering services as a result of increases in government in-sourcing and reduced Congressional earmarks. These market changes resulted in a lower forecast of future multiyear sales and cash flow for Miltec as compared to the forecast in 2008. Because the majority of Miltec’s business is U.S. Government related, the reduction in components of the U.S. Defense budget has had an unfavorable impact on the fair value assessment. In the fourth quarter of 2008, the Company recorded a non-cash charge of $13,064,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. The test as of December 31, 2008 indicated the book value of Miltec exceeded the fair value of the business. The 2008 impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the Company’s stock price as of December 31, 2008 compared with the test performed as of December 31, 2007. Thus, the impairment charge recorded in 2009 was driven by external market factors as opposed to the reduction in stock price multiples which was the primary cause for the impairment charge in 2008. The charge in both 2009 and 2008 reduced goodwill recorded in connection with the acquisition of Miltec and did not impact the Company’s normal business operations. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (“WACC”), and terminal value assumptions. The WACC takes into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider risk profiles associated with growth projection risks. The terminal value assumptions are applied to the final year of discounted cash flow model. Due to many variables inherent in the estimation of a business’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis. Prior to recording the goodwill impairment charge at Miltec, the Company tested the purchased intangible assets and other long-lived assets at the business as required by ASC 360 – Accounting for the Impairment or Disposal of Long-Lived Assets, and the carrying value of these assets was determined not to be impaired.

The following assumptions were used to determine the fair value of the intangible assets:

December 31,	2009	2008
Royalty rate	0.75%	1.00%
Discount rate	17.00%	17.00%
Customer attrition rate	7.50%	8.50%

The carrying amount of other intangible assets as of December 31, 2009 and December 31, 2008 are as follows:

	December 31, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
(In thousands)

Other intangible assets:
Ducommun AeroStructures	$19,730	$1,539	$18,191	$20,430	$52	$20,378
Ducommun Technologies	14,261	6,468	7,793	14,261	5,105	9,156

Total	$33,991	$8,007	$25,984	$34,691	$5,157	$29,534

Amortization expense of other intangible assets was $2,850,000, $1,585,000 and $2,071,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Future amortization expense is expected to be as follows:

	Ducommun AeroStructures	Ducommun Technologies	Total Ducommun
(In thousands)

2010	$2,629	$1,363	$3,992
2011	2,867	900	3,767
2012	2,828	851	3,679
2013	2,219	850	3,069
2014	1,690	851	2,541
Thereafter	5,958	2,978	8,936

	$18,191	$7,793	$25,984

Note 6. Accrued Liabilities

Accrued liabilities consist of the following:

December 31,	2009	2008
(In thousands)

Accrued compensation	$22,158	$25,176
Customer deposits	4,069	14,605
Accrued insurance costs	1,465	1,938
Customer claims	1,103	1,844
Accrued income tax and sales tax	413	2,895
Provision for contract cost overruns	415	941
Other	4,246	4,324

Total	$33,869	$51,723

Note 7. Long-Term Debt

Long-term debt is summarized as follows:

December 31,	2009	2008
(In thousands)

Bank credit agreement	$20,000	$20,000
Notes and other liabilities for acquisitions	8,252	10,719
Total debt	28,252	30,719
Less current portion	4,963	2,420

Total long-term debt	$23,289	$28,299

Future long-term debt payments are as follows:

(In thousands)	Long-Term Debt
2011	$187
2012	39
2013	3,063
2014	20,000

Total	$23,289

The Company is a party to a Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Union Bank, N.A., as Documentation Agent and the other lenders named therein dated June 26, 2009 (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $120,000,000 maturing on June 26, 2014. Interest is payable quarterly on the outstanding borrowings at Bank of America’s prime rate (3.25% at December 31, 2009) plus a spread (1.5% to 2.0% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (0.23% at December 31, 2009 for one month LIBOR) plus a spread (2.5% to 3.0% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.50% to 0.60% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At December 31, 2009, the Company had $99,150,000 of unused lines of credit, after deducting $850,000 for outstanding standby letters of credit. The Company had outstanding loans of $20,000,000 and was in compliance with all covenants at December 31, 2009.

On September 5, 2007, the Company entered into a $20,000,000 interest rate swap with Banc of America Securities. The interest rate swap is for a $20,000,000 notional amount, under which the Company receives a variable interest rate (one month LIBOR) and pays a fixed 4.88% interest rate, with monthly settlement dates. The interest rate swap expires on September 13, 2010. As of December 31, 2009, the one month LIBOR rate was approximately 0.23%, and the fair value of the interest rate swap was a liability of approximately $680,000.

In connection with the DAS-New York acquisition in December 2008, the Company issued a promissory note in the initial principal amount of $7,000,000 with interest of five percent (5%) per annum payable annually on each anniversary of the closing date

(December 23). Principal of the promissory note is payable in the amount of $4,000,000 on June 23, 2010 and $3,000,000 on December 23, 2013.

The weighted average interest rate on borrowings outstanding was 6.14% at December 31, 2009, compared to 6.05% at December 31, 2008. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 8. Derivative Financial Instruments

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of the fair value hierarchy defined by ASC 820 are as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of December 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
(In thousands)
Liabilities:
Interest rate swap	$-	$(680,000)	$-	$(680,000)

Note 9. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At December 31, 2009 and 2008, no preferred shares were issued or outstanding.

At December 31, 2009, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company repurchased 74,300 shares, or $938,000 of its common stock in 2009. The Company repurchased 69,000 shares, or $986,000 of its common stock in 2008. The Company did not repurchase any of its common stock during 2007, in the open market.

Note 10. Stock Options

The Company has three stock option or incentive plans. Stock awards may be made to directors, officers and key employees under the stock plans on terms determined by the Compensation Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. Stock options have been and may be granted to directors, officers and key employees under the stock plans at prices not less than 100% of the market value on the date of grant, and expire not more than ten years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. In 2007, performance stock units were awarded to seven officers and restricted stock units were awarded to two officers. In 2008, performance stock units were awarded to four officers and restricted stock units to one officer. In 2009, performance stock units were awarded to eight officers.

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

The fair value of each share-based payment award was estimated using the following assumptions and weighted average fair values as follows:

	Stock Options (1)
Year Ended December 31,	2009	2008	2007
Weighted average fair value of grants	$7.16	$10.51	$14.14
Risk-free interest rate	2.72%	3.42%	4.95%
Dividend yield	1.68%	0.00%	0.00%
Expected volatility	43.14%	35.52%	54.11%
Expected life in months	65	65	65

(1)	The fair value calculation was based on stock options granted during the period.

Option activity during the three years ended December 31, 2009 was as follows:

	2009		2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31	681,500	$22.128	583,875	$21.079	820,225	$18.184
Options granted	199,000	17.952	190,000	24.416	187,000	26.076
Options exercised	(2,750)	15.721	(32,750)	15.975	(340,850)	17.298
Options forfeited	(60,250)	22.983	(59,625)	22.518	(82,500)	19.246

Outstanding at December 31	817,500	$21.070	681,500	$22.128	583,875	$21.079

Exerciseable at December 31	409,375	$21.206	295,500	$20.547	178,325	$18.623

Available for grant at December 31	37,655		206,225		408,300

As of December 31, 2009, total unrecognized compensation cost (before tax benefits) related to stock options of $2,153,000 is expected to be recognized over a weighted-average period of 2.4 years. The total options vested and expected to vest in the future are 817,500 shares with a weighted average exercise price of $21.07 and a weighted average remaining contractual term of 4.22 years. The aggregate intrinsic value for these options is approximately $359,000.

Cash received from options exercised in the years ended December 31, 2009, 2008 and 2007 was $43,000, $484,000 and $3,814,000, respectively. The tax benefit realized for the tax deductions from options exercised of the share-based payment awards totaled $115,000, $162,000 and $1,815,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Nonvested stock options at December 31, 2008 and changes through the year ended December 31, 2009 were as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested at December 31, 2008	386,000	$10.87
Granted	199,000	7.16
Vested	(145,125)	10.42
Forfeited	(31,750)	10.43

Nonvested at December 31, 2009	408,125	$9.26

The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock price on the last trading day of 2009 and the exercise prices of outstanding stock options, multiplied by the number of in-the-money stock options as of the same date. This represents the total amount before tax withholdings that would have been received by stock option holders if they had all exercised the stock options on December 31, 2009. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2009, 2008 and 2007 was $8,000, $404,000 and $4,536,000, respectively. Total fair value of options expensed was $2,404,000, $2,623,000 and $2,033,000, before tax benefits, for the year ended December 31, 2009, 2008 and 2007, respectively.

Note 11. Employee Benefit Plans

The Company has three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers one former executive. The accumulated benefit obligations under these plans at December 31, 2009 and December 31, 2008 were $1,637,000 and $1,789,000, respectively, which are included in accrued liabilities.

The Company sponsors, for all its employees, two 401(k) defined contribution plans. The first plan covers all employees, other than employees at the Company’s Miltec subsidiary, and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan the Company generally provides a match equal to 50% of the employee’s contributions up to the first 6% of compensation, except for union employees who are not eligible to receive the match. The second plan covers only the employees at the Company’s Miltec subsidiary and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 100% of their compensation or limits established by the Internal Revenue Code. Under this plan, Miltec generally (i) provides a match equal to 100% of the employee’s contributions up to the first 5% of compensation, (ii) contributes 3% of an employee’s compensation annually, and (iii) contributes, at the Company’s discretion, 0% to 7% of an employee’s compensation annually. The Company’s provision for matching and profit sharing contributions for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 were approximately $4,207,000, $4,472,000 and $3,574,000, respectively.

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

Year Ended December 31,	2009	2008	2007
(In thousands)

Service cost	$469	$500	$549
Interest cost	880	831	752
Expected return on plan assets	(689)	(910)	(902)
Amortization of actuarial losses	486	96	135

Net periodic post retirement benefits cost	$1,146	$517	$534

The estimated net actuarial loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost during 2010 is $384,000.

The obligations and funded status of the defined benefit pension plan are as follows:

	2009	2008
(In thousands)

Change in benefit obligation (1)
Beginning benefit obligation (January 1)	$13,898	$12,813
Service cost	469	502
Interest cost	880	831
Actuarial loss	899	303
Benefits paid	(582)	(551)

Benefit obligation (December 31)	$15,564	$13,898

Change in plan assets
Beginning fair value of plan assets (January 1)	$7,159	$10,445
Return on assets	1,925	(2,735)
Employer contribution	1,646	-
Benefits paid	(582)	(551)

Fair value of plan assets (December 31)	$10,148	$7,159

Funded status	$(5,416)	$(6,739)

Amounts recognized in the Statement of Financial Position as noncurrent liabilities	$(5,416)	$(6,739)

Unrecognized loss included in accumulated other comprehensive loss
Unrecognized loss (January 1), before tax	$6,072	$2,220
Amortization	(486)	(96)
Liability loss	899	303
Asset (gain)/loss	(1,235)	3,645

Unrecognized loss (December 31), before tax	$5,250	$6,072
Tax impact	(2,104)	(2,432)

Unrecognized loss included in accumulated other comprehensive loss, net of tax	$3,146	$3,640

Accrued benefit cost included in other liabilities	$(164)	$(665)

(1)	Projected benefit obligation equals the accumulated benefit obligation for this plan.

On December 31, 2009, the Company’s annual measurement date, the accumulated benefit obligation exceeded the fair value of the pension plan assets by $5,416,000. Such excess is referred to as an unfunded accumulated benefit obligation. The Company recognized a pension liability at December 31, 2009 and December 31, 2008 of $3,146,000 net of tax, and $3,640,000, net of tax, respectively, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be decreased or be eliminated if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. During the year ended, December 31, 2009, the pension liability decreased by $494,000, net of tax.

The Company’s pension plan asset allocations at December 31, 2009 and 2008, by asset category, are as follows:

December 31,	2009	2008
Equity securities	79%	84%
Cash and equivalents	13	1
Debt securities	8	15

Total	100%	100%

Plan assets consist primarily of listed stocks and bonds and do not include any of the Company’s securities. The return on assets assumption reflects the average rate of return expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We select the return on asset assumption by considering our current and target asset allocation.

Year Ended December 31,	Level 1	Level 2	Level 3	Total
(In thousands)

Cash and other investments	$1,365	$-	$-	$1,365
Fixed income securities	-	837	-	837
Equities (1)	7,945	-	-	7,945

Total	$9,310	$837	$-	$10,147

(1)	Represents mutual funds and commingled accounts which invest primarily in equities, but may also hold fixed income securities, cash and other investments.

The Company’s overall investment strategy is to achieve an asset allocation within the following ranges:

Cash	0-25%
Fixed income securities	0-50%
Equities	50-95%

The following weighted-average assumptions were used to determine the net periodic benefit cost under the pension plan at:

	Pension Benefits
December 31,	2009	2008	2007
Discount rate used to determine pension expense	6.50%	6.50%	5.75%

The following weighted average assumptions were used to determine the benefit obligations under the pension plan for:

	Pension Benefits
Year Ended December 31,	2009	2008	2007
Discount rate used to determine value of obligations	6.00%	6.50%	6.50%
Long term rate of return	9.00%	9.00%	9.00%

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

The Company’s funding policy is to contribute cash to its pension plan so that the minimum contribution requirements established by government funding and taxing authorities are met. The Company expects to make a contribution of $2,235,000 to the pension plan in 2010.

Note 12. Indemnifications

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

Note 13. Leases

The Company leases certain facilities and equipment for periods ranging from one to eight years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2009, 2008 and 2007 was $5,963,000, $4,944,000 and $5,016,000, respectively. Future minimum rental payments under operating leases having initial or remaining noncancelable terms in excess of one year at December 31, 2009 are as follows:

(In thousands)	Lease Commitments
2010	$4,978
2011	3,748
2012	2,335
2013	2,039
2014	1,528
Thereafter	1,983

Total	$16,611

Note 14. Income Taxes

The provision for income tax expense/(benefit) consists of the following:

Year Ended December 31,	2009	2008	2007
(In thousands)

Current tax expense/(benefit):
Federal	$2,253	$7,295	$8,252
State	(496)	1,100	975

	1,757	8,395	9,227

Deferred tax expense/(benefit):
Federal	1,414	(3,650)	(2,414)
State	406	(808)	821

	1,820	(4,458)	(1,593)

Income tax expense	$3,577	$3,937	$7,634

Deferred tax assets (liabilities) are comprised of the following:

December 31,	2009	2008
(In thousands)

Allowance for doubtful accounts	$214	$679
Contract overrun reserves	137	378
Deferred compensation	485	647
Employment-related reserves	2,069	2,247
Environmental reserves	986	1,855
Interest rate swap	272	529
Inventory reserves	3,107	4,039
Pension obligation	2,104	2,432
State net operating loss carryforwards	383	331
State tax credit carryforwards	1,022	923
Stock-based compensation	2,223	1,260
Workers’ compensation	207	447
Other	1,034	1,371

	14,243	17,138
Depreciation	(4,034)	(3,576)
Goodwill	(2,966)	(5,812)
Intangibles	(7,410)	(7,697)
Purchase accounting adjustment—inventory	(415)	(415)
Unbilled receivables	(1,655)	-
Valuation allowance	(700)	(366)

Net deferred tax assets (liabilities)	$(2,937)	$(728)

The Company has state tax credit carryforwards of $2.2 million, which begin to expire in 2017, and state net operating losses of $9.4 million, which begin to expire in 2011. Management has recorded benefits for those carryforwards it expects to be utilized on tax returns filed in the future.

Management has established a valuation allowance for items that are not expected to provide future tax benefits. Management believes it is more likely than not that the Company will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation between expected and effective tax rates are as follows:

Year Ended December 31,	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	(0.7)	2.3	1.9
Benefit of research and development tax credits	(8.4)	(10.6)	(4.6)
Benefit of qualified domestic production activities	(1.6)	(3.4)	(2.1)
Unremitted earnings/losses of foreign subsidiary	1.4	0.4	0.5
Purchase accounting adjustment	-	-	(2.7)
Other	0.3	(0.6)	-

Effective Income Tax Rate	26.0%	23.1%	28.0%

The deduction for qualified domestic production activities is treated as a “special deduction” which has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction is reported in the Company’s rate reconciliation.

The Company records the interest charge and penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately ($33,000), ($100,000) and $119,000 in interest related to uncertain tax positions. The Company had approximately $303,000 and $335,000 for the payment of interest and penalties accrued at December 31, 2009 and 2008, respectively.

As of January 1, 2009, the Company’s total amount of unrecognized tax benefits was $2,014,000. This amount, if recognized, would affect the annual income tax rate.

During 2009, the Company had recognized $270,000 of previously unrecognized tax benefit as a result of the expiration of various statutes of limitation. At December 31, 2009, the Company’s total amount of unrecognized tax benefits was $2,573,000, which if recognized, would affect the annual income tax rate. During the next year, the Company expects the liability for uncertain tax positions to increase by amounts similar to the additions that occurred in 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Balance at January 1,	$2,014,000	$2,720,000
Additions based on tax positions related to the current year	707,000	589,000
Additions for tax positions for prior years	122,000	-
Reductions for tax positions of prior years	(270,000)	(801,000)
Settlements	-	(494,000)

Balance at December 31,	$2,573,000	$2,014,000

During 2008, the Company concluded the examination of its federal income tax returns for 2005 and 2006. Federal income tax returns after 2006, California franchise (income) tax returns after 2005 and other state income tax returns after 2005 are subject to examination.

Note 15. Contingencies

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $1,247,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based upon currently available information, the Company has established a reserve for its estimated liability in connection with the landfills in the approximate amount of $1,074,000. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Note 16. Major Customers and Concentrations of Credit Risk

The Company provides proprietary products and services to the Department of Defense and various United States government agencies, and most of the prime aerospace and aircraft manufacturers. As a result, the Company’s sales and trade receivables are concentrated principally in the aerospace industry.

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon, the United States government and United Technologies. During 2009 and 2008, sales to Boeing, Raytheon, the United States government and United Technologies were as follows:

December 31,	2009	2008
(In thousands)

Boeing	$133,007	$130,783
Raytheon	34,009	33,248
United States government	29,224	33,335
United Technologies	42,117	17,982

Total	$238,357	$215,348

At December 31, 2009, trade receivables from Boeing, Raytheon, the United States government and United Technologies were $8,719,000, $4,321,000, $1,742,000 and $2,295,000, respectively. The sales and receivables relating to Boeing, Raytheon, the United States government and United Technologies are diversified over a number of different commercial, military and space programs.

In 2009, 2008 and 2007, sales to foreign customers worldwide were $32,121,000, $32,850,000 and $27,707,000, respectively. The Company has manufacturing facilities in Thailand and Mexico. The amounts of revenues, profitability and identifiable assets attributable to foreign sales activity were not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2009, 2008 and 2007. The Company had no sales to a foreign country greater than 3% of total sales in 2009, 2008 and 2007. The Company is not subject to any significant foreign currency risks since all sales are made in United States dollars.

Note 17. Business Segment Information

The Company supplies products and services to the aerospace industry. The Company’s subsidiaries are organized into two strategic businesses, each of which is a reportable operating segment. The accounting policies of the segments are the same as those of the Company, as described in Note 1. Summary of Significant Accounting Policies. Ducommun AeroStructures, Inc. (“DAS”), engineers and manufactures aerospace structural components and subassemblies. Ducommun Technologies, Inc. (“DTI”), designs, engineers and manufactures electromechanical components and subsystems, and provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for the aerospace and military markets.

In the fourth quarter of 2009, the Company recorded a pre-tax non-cash charge of $12,936,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. In the fourth quarter of 2008, the Company recorded a pre-tax non-cash charge of $13,064,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. The test as of December 31, 2009 and 2008 indicated the book value of Miltec exceeded the fair value of the business.

Financial information by operating segment is set forth below:

Year Ended December 31,	2009	2008	2007
(In thousands)

Net Sales:
Ducommun AeroStructures	$286,857	$251,198	$219,095
Ducommun Technologies	143,891	152,605	148,202

Total Net Sales	$430,748	$403,803	$367,297

Segment Income Before Interest and Taxes (1):
Ducommun AeroStructures	$28,823	$35,063	$27,242
Ducommun Technologies	570	(4,087)	10,176

	29,393	30,976	37,418
Corporate General and Administrative Expenses	(13,111)	(12,685)	(7,768)

Total Income Before Interest and Taxes	$16,282	$18,291	$29,650

Depreciation and Amortization Expenses:
Ducommun AeroStructures	$9,655	$6,189	$5,609
Ducommun Technologies	3,770	4,154	4,320
Corporate Administration	125	134	160

Total Depreciation and Amortization Expenses	$13,550	$10,477	$10,089

Capital Expenditures:
Ducommun AeroStructures	$5,953	$9,718	$5,212
Ducommun Technologies	1,724	2,592	5,834
Corporate Administration	12	108	215

Total Capital Expenditures	$7,689	$12,418	$11,261

(1)	Before certain allocated corporate overhead.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

As of December 31,	2009	2008
(In thousands)

Total Assets:
Ducommun AeroStructures	$224,923	$229,914
Ducommun Technologies	98,745	118,401
Corporate Administration	30,241	17,871

Total Assets	$353,909	$366,186

Goodwill and Intangibles
Ducommun AeroStructures	$74,786	$77,597
Ducommun Technologies	51,640	65,939

Total Goodwill and Intangibles	$126,426	$143,536

Supplementary Quarterly Financial Data (Unaudited)

	2009				2008
Three Months Ended	Dec 31	Oct 3	Jul 4	Apr 4	Dec 31	Sep 27	Jun 28	Mar 29

(in thousands, except per share amounts)

Sales and Earnings
Net Sales	$105,665	$109,903	$103,825	$111,355	$101,424	$100,856	$102,865	$98,658

Gross Profit	19,261	22,538	19,728	17,306	18,496	20,823	21,693	20,891

Income Before Taxes	(6,216)	9,239	6,879	3,858	(9,468)	8,984	9,224	8,309
Income Tax Expense	3,015	(3,049)	(2,270)	(1,273)	5,233	(2,720)	(3,393)	(3,057)

Net Income	$(3,201)	$6,190	$4,609	$2,585	$(4,235)	$6,264	$5,831	$5,252

Earnings Per Share:
Basic earnings per share	$(0.31)	$0.59	$0.44	$0.25	$(0.40)	$0.59	$0.55	$0.50
Diluted earnings per share	$(0.30)	$0.59	$0.44	$0.25	$(0.40)	$0.59	$0.55	$0.49

In the fourth quarter of 2009, the Company recorded a non-cash charge of $12,936,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. In the fourth quarter of 2008, the Company recorded a non-cash charge of $13,064,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period

	FOR THE YEAR ENDED DECEMBER 31, 2009

Allowance for Doubtful Accounts	$1,694,000	$378,000			$1,502,000	(a)	$570,000

Valuation Allowance on Deferred Tax Assets	$366,000	$334,000	(b)				$700,000	(c)

Inventory Reserves	$10,158,000	$7,771,000			$9,919,000		$8,010,000

	FOR THE YEAR ENDED DECEMBER 31, 2008

Allowance for Doubtful Accounts	$392,000	$1,502,000	(a)		$200,000		$1,694,000

Valuation Allowance on Deferred Tax Assets	$278,000	$88,000	(d)				$366,000

Inventory Reserves	$9,348,000	$3,959,000			$3,149,000		$10,158,000

	FOR THE YEAR ENDED DECEMBER 31, 2007

Allowance for Doubtful Accounts	$310,000	$755,000			$673,000		$392,000

Valuation Allowance on Deferred Tax Assets	$2,087,000	$32,000	(e)		$1,841,000	(e)(f)	$278,000

Inventory Reserves	$9,331,000	$2,735,000			$2,718,000		$9,348,000

(a)	Increase in allowance for doubtful accounts for a customer Chapter 11 Bankruptcy filing.

(b)	Increase Valuation Allowance regarding state net operating loss carryforwards ($51,000), intangible ($22,000) and Arizona R&D tax credit carryforwards ($261,000).

(c)	ASC 740-10, “Accounting for Income Taxes,” the Valuation Allowance is allocated pro-rata between Current ($411,000) and Non-Current ($289,000).

(d)	Increase Valuation Allowance regarding state net operating carryforwards ($56,000) and intangibles ($32,000).

(e)	Increase Valuation Allowance regarding intangibles ($32,000).

(f)	Decrease Valuation Allowance for federal and California capital loss carryforward ($871,000), “Minimum Pension Liability” (‘$865,000) and state net operating loss carryforwards ($105,000).

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

3.3 Bylaws as amended and restated on November 5, 2009. Incorporated by reference to Exhibit 99.1 to Form 8-K November 11, 2009.

4.1 Second Amended and Restated Credit Agreement dated as of June 26, 2009 among Ducommun Incorporated, Bank of America, N.A., as Administrative Agent Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, Union Bank, N.A., as Documentation Agent, and the Lenders described herein. Incorporated by reference to Exhibit 99.1 to Form 8-K dated June 30, 2009.

4.2 Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of September 15, 2009. Among Ducommun Incorporated, Bank of America, N.A., as Administrative Agent Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, Union Bank, N.A., as Documentation Agent, and the Lenders described herein.

*	10.1 1994 Stock Incentive Plan, as amended May 7, 1998. Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1997.

*	10.2 2001 Stock Incentive Plan, as amended. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 31, 2004.

*	10.3 2007 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 21, 2007.

*	10.4 Form of Nonqualified Stock Option Agreement, for grants to employees prior to January 1, 1999, under the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1990.

*	10.5 Form of Nonqualified Stock Option Agreement, for grants to employees between January 1, 1999 and June 30, 2003, under the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999.

*	10.6 Form of Nonqualified Stock Option Agreement, for nonemployee directors under the 2007 Stock Incentive Plan, the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

*	10.7 Form of Nonqualified Stock Option Agreement, for grants to employees after July 1, 2003, under the 2007 Stock Incentive Plan, the 2001 Stock Incentive Plan and the 1994 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.

*	10.8 Form of Memorandum Amendment to Existing Stock Option Agreements dated August 25, 2003. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2003.

*	10.9 Form of Performance Stock Unit Agreement for 2007 and 2008. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 6, 2007.

*	10.10 Form of Performance Stock Unit Agreement for 2009 and thereafter. Incorporated by reference to Exhibit 99.2 to Form 8-K dated February 5, 2009.

*	10.11 Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 8, 2007.

*	10.12 Form of Key Executive Severance Agreement entered with six current executive officers of Ducommun. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2008. All of the Key Executive Severance Agreements are identical except for the name of the executive officer, the address for notice, and the date of the Agreement:

Executive Officer	Date of Agreement
Joseph P. Bellino	November 5, 2009
Joseph C. Berenato	December 31, 2007
James S. Heiser	December 31, 2007
Anthony J. Reardon	December 31, 2007
Rose F. Rogers	November 5, 2009
Samuel D. Williams	December 31, 2007

*	10.13 Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Kathryn M. Andrus	January 30, 2008
Joseph C. Berenato	November 4, 1991
Joseph P. Bellino	September 15, 2008
H. Frederick Christie	October 23, 1985
Eugene P. Conese, Jr.	January 26, 2000
Ralph D. Crosby, Jr.	January 26, 2000
Donald C. DeVore, Jr.	January 30, 2008
Robert C. Ducommun	December 31, 1985
Dean W. Flatt	November 5, 2009
Jay L. Haberland	February 2, 2009
James S. Heiser	May 6, 1987
Robert D. Paulson	March 25, 2003
Michael G. Pollack	January 4, 2010
Anthony J. Reardon	January 8, 2008
Rosalie F. Rogers	July 24, 2008
Samuel D. Williams	November 11, 1988

*	10.14 Ducommun Incorporated 2009 Bonus Plan. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 5, 2009.

*	10.15 Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010.

*	10.16 Ducommun Incorporated Executive Retirement Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

*	10.17 Ducommun Incorporated Executive Compensation Deferral Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 3, 1993.

*	10.18 Ducommun Incorporated Executive Compensation Deferral Plan No. 2 dated October 15, 1994. Incorporated by reference to Exhibit 10.12 to Form 10-K for the year-ended December 31, 1994.

*	10.19 Amendment No. 1 to Ducommun Incorporated Executive Compensation Deferral Plan No. 2 dated October 26, 2007. Incorporated by reference to Exhibit 10.18 to Form 10-K for the year-ended December 31, 2007.

*	10.20 Employment Letter Agreement dated September 5, 2008 between Ducommun Incorporated and Joseph P. Bellino. Incorporated by reference to Exhibit 99.1 to Form 8-K dated September 18, 2008.

10.21 Stock Purchase Agreement Dated December 22, 2008, By and Among DynaBil Acquisition, Inc., Each of the Stockholders of DynaBil Acquisition, Inc., as Sellers, Ducommun AeroStructures, Inc., as Purchaser, and Ducommun Incorporated, as Guarantor. Incorporated by reference to Exhibit 1.1 to Form 8-K dated December 23, 2008.

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

Date: February 22, 2010	By:	DUCOMMUN INCORPORATED /s/ Joseph P. Bellino
Joseph P. Bellino
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2010	By:	/s/ Anthony J. Reardon
Anthony J. Reardon
President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

Date: February 22, 2010	By:	/s/ Joseph P. Bellino
Joseph P. Bellino
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 22, 2010	By:	/s/ Samuel D. Williams
Samuel D. Williams
Vice President and Controller (Principal Accounting Officer)

DIRECTORS

By:	/s/ Joseph C. Berenato	Date:	February 22, 2010
Joseph C. Berenato

By:	/s/ Eugene P. Conese, Jr.	Date:	February 22, 2010
Eugene P. Conese, Jr.

By:	/s/ Ralph D. Crosby, Jr.	Date:	February 22, 2010
Ralph D. Crosby, Jr.

By:	/s/ H. Frederick Christie	Date:	February 22, 2010
H. Frederick Christie

By:	/s/ Robert C. Ducommun	Date:	February 22, 2010
Robert C. Ducommun

By:	/s/ Dean M. Flatt	Date:	February 22, 2010
Dean M. Flatt

By:	/s/ Jay L. Haberland	Date:	February 22, 2010
Jay L. Haberland

By:	/s/ Robert D. Paulson	Date:	February 22, 2010
Robert D. Paulson