Form 10-Q
period 2010-04-03
DUCOMMUN INC /DE/
filed 2010-05-03
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

(310) 513-7200

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non–accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 3, 2010, there were outstanding 10,477,123 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	April 3, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$1,497	$18,629
Accounts receivable	57,127	48,378
Unbilled receivables	4,684	4,207
Inventories	71,860	67,749
Production cost of contracts	15,358	12,882
Deferred income taxes	5,252	4,794
Other current assets	4,775	7,452

Total Current Assets	160,553	164,091
Property and Equipment, Net	60,276	60,923
Goodwill, Net	100,442	100,442
Other Assets	27,341	28,453

	$348,612	$353,909

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$4,951	$4,963
Accounts payable	34,044	39,434
Accrued liabilities	23,681	33,869

Total Current Liabilities	62,676	78,266
Long-Term Debt, Less Current Portion	29,482	23,289
Deferred Income Taxes	8,247	7,732
Other Long-Term Liabilities	10,409	10,736

Total Liabilities	110,814	120,023

Commitments and Contingencies
Shareholders’ Equity:
Common stock	106	106
Treasury stock	(1,924)	(1,924)
Additional paid-in capital	58,841	58,498
Retained earnings	184,198	180,760
Accumulated other comprehensive loss	(3,423)	(3,554)

Total Shareholders’ Equity	237,798	233,886

	$348,612	$353,909

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Three Months Ended
	April 3, 2010	April 4, 2009
Sales and Service Revenues:
Product sales	$92,388	$93,977
Service revenues	11,868	17,378

Net Sales	104,256	111,355

Operating Costs and Expenses:
Cost of product sales	75,601	79,972
Cost of service revenues	9,337	14,077
Selling, general and administrative expenses	12,463	12,809

Total Operating Costs and Expenses	97,401	106,858

Operating Income	6,855	4,497
Interest Expense, Net	(552)	(639)

Income Before Taxes	6,303	3,858
Income Tax Expense, Net	(2,080)	(1,273)

Net Income	$4,223	$2,585

Earnings Per Share:
Basic earnings per share	$0.40	$0.25
Diluted earnings per share	$0.40	$0.25
Weighted Average Number of Common Shares Outstanding:
Basic	10,465	10,495
Diluted	10,502	10,502

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For Three Months Ended
	April 3, 2010	April 4, 2009
Cash Flows from Operating Activities:
Net Income	$4,223	$2,585
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amoritzation	3,457	3,673
Stock-based compensation expense	220	514
Deferred income tax benefit	(28)	(884)
Income tax benefit from stock-based compensation	243	113
Other - decrease/(increase)	110	(127)
Changes in Assets and Liabilities:
Accounts receivable - (increase)	(8,704)	(16,267)
Unbilled receivables - (increase)/decrease	(477)	1,955
Inventories - (increase)	(4,111)	(3,642)
Production cost of contracts - (increase)	(2,835)	(2,399)
Other assets - decrease	2,718	2,288
Accounts payable - (decrease)	(5,390)	(62)
Accrued and other liabilities - (decrease)	(10,380)	(11,193)

Net Cash Used in Operating Activities	(20,954)	(23,446)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,459)	(1,696)

Net Cash Used in Investing Activities	(1,459)	(1,696)

Cash Flows from Financing Activities:
Borrowings of long-term debt	6,186	24,584
Cash dividends paid	(785)	(789)
Repurchase of stock	—	(938)
Net cash effect of exercise related to stock options	(129)	(93)
Excess tax benefit from stock-based compensation	9	—

Net Cash Provided by Financing Activities	5,281	22,764

Net Decrease in Cash and Cash Equivalents	(17,132)	(2,378)
Cash and Cash Equivalents - Beginning of Period	18,629	3,508

Cash and Cash Equivalents - End of Period	$1,497	$1,130

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of April 3, 2010, the consolidated statements of income are unaudited for the three months ended April 3, 2010 and April 4, 2009 and the consolidated statements of cash flows are unaudited for the three months ended April 3, 2010 and April 4, 2009. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended April 3, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009
Basic weighted average shares outstanding	10,465,000	10,495,000
Dilutive potential common shares	37,000	7,000

Diluted weighted average shares outstanding	10,502,000	10,502,000

The numerator used to compute diluted earnings per share is as follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009
Net earnings (total numerator)	$4,223,000	$2,585,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Three Months Ended
	April 3,	April 4,
	2010	2009
Stock options and stock units	654,000	752,000

Comprehensive Income

Certain items such as unrealized gains and losses on certain hedging instruments and pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is included in other comprehensive loss and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a pension liability adjustment of $3,146,000, net of tax, and an interest rate hedge mark-to-market adjustment of $277,000, net of tax at April 3, 2010, compared to a pension liability adjustment of $3,146,000, net of tax, and an interest rate hedge mark-to-market adjustment of $408,000, net of tax, at December 31, 2009.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements

There were no recent accounting pronouncements affecting the Company.

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

Note 2. Inventories

Inventories consist of the following:

	(In thousands)
	April 3, 2010	December 31, 2009
Raw materials and supplies	$19,611	$18,547
Work in process	65,148	65,565
Finished goods	4,128	4,353

	88,887	88,465
Less progress payments	17,027	20,716

Total	$71,860	$67,749

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	April 3, 2010	December 31, 2009
Bank credit agreement	$26,200	$20,000
Notes and other obligations for acquisitions	8,233	8,252

Total debt	34,433	28,252
Less current portion	4,951	4,963

Total long-term debt	$29,482	$23,289

At April 3, 2010, the Company had $92,950,000 of unused lines of credit, after deducting $850,000 for outstanding standby letters of credit. The Company had outstanding loans of $26,200,000 and was in compliance with all covenants at April 3, 2010. The weighted average interest rate on borrowings outstanding was 5.94% at April 3, 2010, compared to 4.50% at April 4, 2009. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 4. Shareholders’ Equity

At April 3, 2010, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company repurchased in the open market 0 and 80,576 shares for $1,042,000 of its common stock during the first quarters of 2010 and 2009, respectively.

Note 5. Employee Benefit Plans

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands) Three Months Ended
	April 3, 2010	April 4, 2009
Service cost	$116	$125
Interest cost	223	208
Expected return on plan assets	(233)	(228)
Amortization of actuarial loss	93	93

Net periodic post retirement benefit cost	$199	$198

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

Note 7. Income Taxes

The Company records the interest charge and penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the three months ended April 3, 2010 and April 4, 2009, the Company recognized approximately $34,000 and $24,000, respectively, in interest related to uncertain tax positions. The Company had approximately $337,000 and $303,000 for the payment of interest and penalties accrued at April 3, 2010 and December 31, 2009, respectively.

The Company’s total amount of unrecognized tax benefits was approximately $2,648,000 and $2,161,000 at April 3, 2010 and December 31, 2009, respectively. These amounts, if recognized, would affect the income tax rate.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s California franchise (income) tax returns for 2004 and 2005 have been selected for examination. The Company does not expect the results of this examination to have a material impact on the Company’s financial statements. Federal income tax returns after 2006, California franchise (income) tax returns after 2005 and other state income tax returns after 2005 are subject to examination.

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

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Financial information by operating segment is set forth below:

	(In thousands) Three Months Ended
	April 3, 2010	April 4, 2009
Net Sales:
Ducommun AeroStructures	$70,691	$72,752
Ducommun Technologies	33,565	38,603

Total Net Sales	$104,256	$111,355

Segment Operating Income
Ducommun AeroStructures	$7,466	$3,978
Ducommun Technologies	2,377	3,341

	9,843	7,319
Corporate General and Administrative Expenses	(2,988)	(2,822)

Total Operating Income	$6,855	$4,497

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	April 3, 2010	April 4, 2009
Total Assets:
Ducommun AeroStructures	$234,349	$244,437
Ducommun Technologies	103,203	122,094
Corporate Administration	11,060	14,424

Total Assets	$348,612	$380,955

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share in the first quarter 2010 and 2009, respectively, were as follows:

	First Quarter
	2010	2009
Sales (in $000’s)	$104,256	$111,355
Gross Profit % of Sales	18.5%	15.5%
SG&A Expense % of Sales	12.0%	11.5%
Effective Tax Rate	33.0%	33.0%
Diluted Earnings Per Share	$0.40	$0.25

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft, helicopter and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs.

The Company’s mix of military, commercial and space business in the first quarters of 2010 and 2009, respectively, was approximately as follows:

	First Quarter
	2010	2009
Commercial
Large Aircraft	20%	18%
Regional and Business Aircraft	7%	11%
Helicopter	9%	6%
Other	4%	2%

Total Commercial	40%	37%
Military
Aircraft	28%	20%
Helicopter	19%	26%
Engineering Services	10%	14%
Other	1%	1%

Total Military	58%	61%
Space	2%	2%

Total	100%	100%

Sales for the first quarter of 2010 decreased 6% to $104,256,000 as compared to $111,355,000 for the first quarter of 2009. The 6% decrease in sales for the first quarter of 2010 was due to lower period-over-period sales for the Apache helicopter and regional and business aircraft, and lower revenues from engineering services, partially offset by growth in sales for large commercial and military aircraft and commercial helicopter programs.

Operating income for the first quarter of 2010 increased 52% from the first quarter of 2009. Operating income for the first quarter of 2009 was negatively impacted by an inventory reserve of $4,359,000 related to the Eclipse Aviation Corporation bankruptcy filing in March 2009. Operating income for the first quarter of 2010 was favorably impacted by lower selling, general and administrative expenses due to lower people related expenses and cost controls. Operating income for the first quarter of 2010 was negatively impacted by $1,800,000 due to start-up cost of several new production and product development programs which generated approximately $3,100,000 in sales. Operating income was also negatively impacted by lower operating income from Ducommun Technologies, Inc. (“DTI”) primarily due to lower sales, including lower than anticipated sales of military and commercial spares and changes in product mix during the first quarter of 2010.

Results of Operations

First Quarter of 2010 Compared to First Quarter of 2009

Net sales in the first quarter of 2010 were $104,256,000, compared to net sales in the first quarter 2009 of $111,355,000. Net sales in the first quarter of 2010 decreased 6% from the same period last year primarily due to lower sales for the Apache helicopter and regional and business aircraft, and lower revenues from engineering services, partially offset by growth in sales for large commercial and military aircraft and commercial helicopter programs. The Company’s mix of business in the first quarter of 2010 was approximately 58% military, 40% commercial, and 2% space, compared to 61% military, 37% commercial, and 2% space in the first quarter of 2009.

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon, the United States government and United Technologies. During the first quarters of 2010 and 2009, sales to these customers were as follows:

	(In thousands)
	Three Months Ended
	April 3, 2010	April 4, 2009
Boeing	$28,134	$33,863
Raytheon	11,118	6,369
United Technologies	8,244	11,834
United States government	3,937	9,599

Total	$51,433	$61,665

At April 3, 2010, trade receivables from Boeing, Raytheon, United Technologies and the United States government were $9,260,000, $5,378,000, $4,308,000 and $1,862,000, respectively. The sales and receivables relating to Boeing, Raytheon, the United States government and United Technologies are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $60,908,000, or 58% of total sales, in the first quarter of 2010, compared to $67,943,000, or 61% of total sales, in the first quarter of 2009. The decrease in military sales in the first quarter of 2010 resulted principally from a decreases in sales to the Apache helicopter and Chinook helicopter programs at DAS and lower revenues from engineering services at DTI, partially offset by increases in sales to the F-18 and F-15 aircraft programs at DTI and the C-17 and Blackhawk programs mainly at DAS.

Military sales during the first quarters of 2010 and 2009 included the following programs:

	(In thousands)
	Three Months Ended
	April 3, 2010	April 4, 2009
C-17	$10,977	$9,712
Blackhawk	10,370	9,869
F-18	5,779	2,682
F-15	5,108	4,662
Apache	4,946	12,068
Chinook	3,616	4,828

Total	$40,796	$43,821

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $41,628,000, or 40% of total sales, in the first quarter 2010, compared to $41,243,000, or 37% of total sales, in the first quarter 2009. The increase in commercial sales in the first quarter of 2010 resulted principally from growth in sales for large commercial aircraft and commercial helicopter programs, partially offset by a decline in sales for regional and business aircraft. Sales to the Boeing 737NG program accounted for approximately $10,908,000 in sales in the first quarter 2010, compared to $10,103,000 in sales in the first quarter 2009.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $1,720,000, or 2% of total sales in the first quarter of 2010, compared to $2,169,000, or 2% of total sales in the first quarter of 2009. The decrease in sales for space programs resulted principally from a decrease in engineering services at DTI.

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of April 3, 2010, backlog believed to be firm was approximately $332,051,000, compared to $367,183,000 at December 31, 2009. The reduction in backlog is reflective of (i) slower than anticipated order releases from the regional and business aircraft customers due primarily to the changing market demand in 2009, (ii) planned reductions in the Apache helicopter program, (iii) late order release on the F-18 programs, and (iv) declines in the engineering services business resulting from lower RDT&E budgets, reduced demand for specific engineering services as a result of increases in government in-sourcing and reduced Congressional earmarks. Approximately $200,000,000 of total backlog is expected to be delivered during 2010. The backlog at April 3, 2010 included the following programs:

	Backlog (In thousands)
	April 3, 2010	December 31, 2009
737NG	$45,245	$53,349
Blackhawk Helicopter	26,703	22,925
C-17	23,875	29,564
Apache Helicopter	21,331	26,064
F-18	21,290	24,807
Carson Helicopter	20,572	22,926
F-15	14,273	17,964

	$173,289	$197,599

Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

Gross profit, as a percent of sales, increased to 18.5% in the first quarter of 2010, compared to 15.5% in the first quarter 2009. Gross profit for the first quarter of 2009 was negatively impacted by an inventory reserve of $4,359,000 related to the Eclipse Aviation Corporation bankruptcy filing in March 2009. Gross profit margin was negatively impacted in the first quarter of 2010 by $1,800,000 due to start-up costs of several new production and product development programs which generated approximately $3,100,000 in sales. Gross profit margins in the first quarter of 2010 were also impacted by lower sales volume and an unfavorable change in sales mix at DTI.

Selling, general and administrative (“SG&A”) expenses decreased to $12,463,000, or 12.0% of sales, in the first quarter 2010, compared to $12,809,000, or 11.5% of sales, in the first quarter 2009. The decrease in SG&A expenses was primarily due to a reduction in people related expenses and cost controls, partially offset by a $606,000 increase in expenses related to amortization of intangible assets.

Interest expense was $552,000 in the first quarter 2010, compared to $639,000 in the first quarter 2009, primarily due to lower debt levels, partially offset by higher interest rates in the first quarter of 2010 compared to the first quarter of 2009.

Income tax expense increased to $2,080,000 in the first quarter 2010, compared to $1,273,000 in the first quarter 2009. The increase in income tax expense was due to the increase in income before taxes, with an effective tax rate of 33.0% for both periods.

Financial Condition

Cash Flow Summary

Net cash used in operating activities for the first three months of 2010 and 2009 was $20,954,000 and $23,446,000, respectively. Net cash used in operating activities for the first three months of 2010 was impacted by an increase in accounts and unbilled receivables of $9,181,000 primarily related to the timing of billings to customers and extension of payments by the customers, a reduction in accrued and other liabilities of $10,380,000 (consisting primarily of a $6,582,000 decrease in accrued bonuses, a $3,182,000 reduction in customer deposits and $616,000 reduction in other accrued liabilities), a decrease in accounts payable of $5,390,000 and an increase in inventory of $4,111,000 primarily related to raw material and work-in-process for production jobs scheduled to be shipped in 2010 and 2011.

Net cash used in investing activities for the first three months of 2010 consisted primarily of $1,459,000 of capital expenditures.

Net cash provided by financing activities for the first three months of 2010 of $5,281,000 included approximately $6,186,000 of borrowings, $785,000 of dividends payments and $129,000 of cash payments related to the exercise of stock options.

Liquidity and Capital Resources

At April 3, 2010, the Company had $92,950,000 of unused lines of credit, after deducting $850,000 for outstanding standby letters of credit. The Company had outstanding loans of $26,200,000 and was in compliance with all covenants at April 3, 2010.

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

The weighted average interest rate on borrowings outstanding was 5.94% at April 3, 2010, compared to 4.50% at April 4, 2009. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

The Company expects to spend approximately $11,000,000 for capital expenditures in 2010. The increase in capital expenditures in 2010 from 2009 is principally to support new contract awards at DAS and DTI. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft programs.

The Company spent approximately $2,058,000 for tooling related investment on various sales programs in 2010. As part of the Company’s strategic direction in moving to a Tier 2 supplier additional up front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.

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

As of April 3, 2010, the Company expects to make the following payments on its contractual obligations (in thousands):

	Total	Payments Due by Period
Contractual Obligations		Remainder of 2010	2011- 2013	2014- 2016	After 2016
Long-term debt	$34,433	$4,944	$3,289	$26,200	$—
Operating leases	17,298	3,842	9,763	2,833	860
Pension liability	9,983	764	2,607	2,972	3,640
Interest rate swap	463	463	—	—	—
Liabilities related to uncertain tax position	2,985	395	2,211	379	—
Future interest on notes payable and long-term debt	1,181	731	450	—	—

Total	$66,343	$11,139	$18,320	$32,384	$4,500

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

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases and indemnities.

Recent Accounting Pronouncements

There were no recent accounting pronouncements affecting the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company had no material market risk disclosures.

Item 4.	Controls and Procedures

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 3 of the Company’s Form 10-K for the year ended December 31, 2009 for a discussion of the lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc.

Item 1A.	Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2009 for a discussion of risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities for the three months ended April 3, 2010

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Period beginning January 1, 2010 and ending January 30, 2010	6,467	$18.71	0	$2,773,030
Period beginning January 31, 2010 and ending February 27, 2010	5,369	$17.56	0	$2,773,030
Period beginning February 28, 2010 and ending April 3, 2010	3,773	$20.22	0	$2,773,030

Total	15,609	$18.68	0	$2,773,030

(1)	The Company repurchased in the open market 0 and 80,576 of its common shares during the first quarters of 2010 and 2009, respectively. At April 3, 2010, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

Item 6.	Exhibits.

11	Reconciliation of Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 3, 2010