Form 10-Q
period 2010-07-03
DUCOMMUN INC /DE/
filed 2010-08-02
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 3, 2010, there were outstanding 10,499,293 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) July 3, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$1,099	$18,629
Accounts receivable	53,869	48,378
Unbilled receivables	4,550	4,207
Inventories	74,077	67,749
Production cost of contracts	14,572	12,882
Deferred income taxes	4,813	4,794
Other current assets	6,610	7,452

Total Current Assets	159,590	164,091
Property and Equipment, Net	60,464	60,923
Goodwill, Net	100,442	100,442
Other Assets	26,281	28,453

	$346,777	$353,909

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$939	$4,963
Accounts payable	33,893	39,434
Accrued liabilities	25,271	33,869

Total Current Liabilities	60,103	78,266
Long-Term Debt, Less Current Portion	24,222	23,289
Deferred Income Taxes	8,480	7,732
Other Long-Term Liabilities	10,032	10,736

Total Liabilities	102,837	120,023

Commitments and Contingencies
Shareholders’ Equity:
Common stock	106	106
Treasury stock	(1,924)	(1,924)
Additional paid-in capital	59,977	58,498
Retained earnings	189,064	180,760
Accumulated other comprehensive loss	(3,283)	(3,554)

Total Shareholders’ Equity	243,940	233,886

	$346,777	$353,909

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Three Months Ended
	July 3, 2010	July 4, 2009
Sales and Service Revenues:
Product sales	$92,294	$88,789
Service revenues	10,643	15,036

Net Sales	102,937	103,825

Operating Costs and Expenses:
Cost of product sales	72,066	72,230
Cost of service revenues	8,528	11,867
Selling, general and administrative expenses	13,316	12,135

Total Operating Costs and Expenses	93,910	96,232

Operating Income	9,027	7,593
Interest Expense, Net	(596)	(714)

Income Before Taxes	8,431	6,879
Income Tax Expense, Net	(2,778)	(2,270)

Net Income	$5,653	$4,609

Earnings Per Share:
Basic earnings per share	$0.54	$0.44
Diluted earnings per share	$0.53	$0.44
Weighted Average Number of Common Shares Outstanding:
Basic	10,485	10,449
Diluted	10,576	10,481

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Six Months Ended
	July 3, 2010	July 4, 2009
Sales and Service Revenues:
Product sales	$184,682	$182,766
Service revenues	22,511	32,414

Net Sales	207,193	215,180

Operating Costs and Expenses:
Cost of product sales	147,667	152,202
Cost of service revenues	17,865	25,944
Selling, general and administrative expenses	25,779	24,944

Total Operating Costs and Expenses	191,311	203,090

Operating Income	15,882	12,090
Interest Expense, Net	(1,148)	(1,353)

Income Before Taxes	14,734	10,737
Income Tax Expense, Net	(4,858)	(3,543)

Net Income	$9,876	$7,194

Earnings Per Share:
Basic earnings per share	$0.94	$0.69
Diluted earnings per share	$0.94	$0.69
Weighted Average Number of Common Shares Outstanding:
Basic	10,475	10,472
Diluted	10,546	10,500

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For Six Months Ended
	July 3, 2010	July 4, 2009
Cash Flows from Operating Activities:
Net Income	$9,876	$7,194
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amoritzation	6,840	6,532
Stock-based compensation expense	969	1,009
Deferred income tax provision/(benefit)	550	(849)
Income tax benefit from stock-based compensation	290	113
Excess tax benefit from stock-based compensation	(9)	—
Other - (increase)	(121)	(99)
Changes in Assets and Liabilities:
Accounts receivable - (increase)	(5,313)	(5,775)
Unbilled receivables - (increase)	(343)	(1,259)
Inventories - (increase)	(6,328)	(752)
Production cost of contracts - (increase)	(2,305)	(6,477)
Other assets - decrease	869	1,720
Accounts payable - (decrease)	(5,541)	(3,261)
Accrued and other liabilities - (decrease)	(8,764)	(13,165)

Net Cash Used in Operating Activities	(9,330)	(15,069)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,779)	(4,060)

Net Cash Used in Investing Activities	(3,779)	(4,060)

Cash Flows from Financing Activities:
(Repayment)/Borrowings of long-term debt	(3,078)	20,622
Cash dividends paid	(1,572)	(1,573)
Debt issue cost paid	—	(1,133)
Repurchase of stock	—	(938)
Net cash effect of exercise related to stock options	220	(93)
Excess tax benefit from stock-based compensation	9	—

Net Cash (Used in)/Provided by Financing Activities	(4,421)	16,885

Net Decrease in Cash and Cash Equivalents	(17,530)	(2,244)
Cash and Cash Equivalents - Beginning of Period	18,629	3,508

Cash and Cash Equivalents - End of Period	$1,099	$1,264

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of July 3, 2010, the consolidated statements of income are unaudited for the three months and six months ended July 3, 2010 and July 4, 2009 and the consolidated statements of cash flows are unaudited for the six months ended July 3, 2010 and July 4, 2009. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2009. The results of operations for the six months ended July 3, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Basic weighted average shares outstanding	10,485,000	10,449,000	10,475,000	10,472,000
Dilutive potential common shares	91,000	32,000	71,000	28,000

Diluted weighted average shares outstanding	10,576,000	10,481,000	10,546,000	10,500,000

The numerator used to compute diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net earnings (total numerator)	$5,653,000	$4,609,000	$9,876,000	$7,194,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Stock options and stock units	455,000	804,000	531,000	806,000

Comprehensive Income

Certain items such as unrealized gains and losses on certain hedging instruments and pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is included in other comprehensive loss and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a pension liability adjustment of $3,146,000, net of tax, and an interest rate hedge mark-to-market adjustment of $137,000, net of tax, at July 3, 2010, compared to a pension liability adjustment of $3,146,000, net of tax, and an interest rate hedge mark-to-market adjustment of $408,000, net of tax, at December 31, 2009.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” (“ASU 2010-09”) which amends ASC 855, “Subsequent Events,” to address certain implementation issues related to any entity’s requirement to perform and disclose subsequent-events procedures. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The ASU was effective immediately upon issuance. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued updated guidance on the use of the milestone method of revenue recognition that applies to research of development transactions in which one or more payments are contingent upon achieving uncertain future events or circumstances. This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently evaluating the impact of this guidance, and it has not yet determined the impact of the standard on its financial position or results of operations, if any.

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

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Inventories

Inventories consist of the following:

	(In thousands)
	July 3, 2010	December 31, 2009
Raw materials and supplies	$16,712	$18,547
Work in process	66,109	65,565
Finished goods	4,965	4,353

	87,786	88,465
Less progress payments	13,709	20,716

Total	$74,077	$67,749

Note 3. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	July 3, 2010	December 31, 2009
Bank credit agreement	$21,100	$20,000
Notes and other obligations for acquisitions	4,061	8,252

Total debt	25,161	28,252
Less current portion	939	4,963

Total long-term debt	$24,222	$23,289

At July 3, 2010, the Company had $98,450,000 of unused lines of credit, after deducting $450,000 for outstanding standby letters of credit. The Company had outstanding loans of $21,100,000 and was in compliance with all covenants at July 3, 2010. The weighted average interest rate on borrowings outstanding was 6.29% at July 3, 2010, compared to 5.53% at July 4, 2009. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 4. Shareholders’ Equity

At July 3, 2010, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company repurchased in the open market 20,439 shares for $404,000 and 80,576 shares for $1,042,000 of its common stock during the first six months of 2010 and 2009, respectively.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Employee Benefit Plans

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Service cost	$116	$117	$231	$242
Interest cost	223	220	447	428
Expected return on plan assets	(233)	(172)	(466)	(400)
Amortization of actuarial loss	93	121	186	214

Net periodic post retirement benefit cost	$199	$286	$398	$484

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

Note 7. Income Taxes

The Company records the interest charge and penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the six months ended July 3, 2010 and July 4, 2009, the Company recognized approximately $57,000 and $56,000, respectively, in interest related to uncertain tax positions. The Company had approximately $361,000 and

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$303,000 for the payment of interest and penalties accrued at July 3, 2010 and December 31, 2009, respectively.

The Company’s total amount of unrecognized tax benefits was approximately $2,723,000 and $2,573,000 at July 3, 2010 and December 31, 2009, respectively. These amounts, if recognized, would affect the income tax rate.

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

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Financial information by operating segment is set forth below:

	(In thousands)
	Three Months Ended			Six Months Ended
	July 3, 2010		July 4, 2009	July 3, 2010		July 4, 2009
Net Sales:
Ducommun AeroStructures	$67,656		$69,154	$138,347		$141,906
Ducommun Technologies	35,281		34,671	68,846		73,274

Total Net Sales	$102,937		$103,825	$207,193		$215,180

Segment Operating Income (1)
Ducommun AeroStructures	$9,152		$7,038	$16,618		$11,016
Ducommun Technologies	3,416		2,925	5,793		6,266

	12,568		9,963	22,411		17,282
Corporate General and Administrative Expenses	(3,541	) (2)	(2,370)	(6,529	) (2)	(5,192)

Total Operating Income	$9,027		$7,593	$15,882		$12,090

(1)	Before certain allocated corporate overhead.
(2)	Certain expenses, previously incurred at the operating segments, are now included in the corporate general and administrative expenses as a result of the Company’s organizational changes.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	July 3, 2010	December 31, 2009
Total Assets:
Ducommun AeroStructures	$235,120	$224,923
Ducommun Technologies	99,841	98,745
Corporate Administration	11,816	30,241

Total Assets	$346,777	$353,909

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share in the second quarter and six months of 2010 and 2009, respectively, were as follows:

	Second Quarter		Six Months
	2010	2009	2010	2009
Sales (in $000’s)	$102,937	$103,825	$207,193	$215,180
Gross Profit % of Sales	21.7%	19.0%	20.1%	17.2%
SG&A Expense % of Sales	12.9%	11.7%	12.4%	11.6%
Operating Income % of Sales	8.8%	7.3%	7.7%	5.6%
Effective Tax Rate	32.9%	33.0%	33.0%	33.0%
Diluted Earnings Per Share	$0.53	$0.44	$0.94	$0.69

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft, helicopter and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs.

The Company’s mix of military, commercial and space business in the second quarter and six months of 2010 and 2009, respectively, was approximately as follows:

	Second Quarter		Six Months
	2010	2009	2010	2009
Commercial
Large Aircraft	21%	19%	20%	18%
Regional and Business Aircraft	7%	6%	7%	7%
Helicopter	7%	9%	8%	8%
Other	5%	5%	5%	5%

Total Commercial	40%	39%	40%	38%
Military
Aircraft	27%	24%	27%	22%
Helicopter	20%	21%	20%	24%
Engineering Services	9%	12%	10%	13%
Other	2%	1%	1%	1%

Total Military	58%	58%	58%	60%
Space	2%	3%	2%	2%

Total	100%	100%	100%	100%

Sales for the second quarter of 2010 decreased 1% to $102,937,000 as compared to $103,825,000 for the second quarter of 2009. The slight decrease in sales for the second quarter of 2010 was due to lower period-over-period revenues of engineering services. Product sales in the second quarter of 2010 increased due to growth in sales for large fixed wing commercial and military aircraft programs, partially offset by lower sales for helicopter programs.

Operating income for the second quarter of 2010 increased 19% from the second quarter of 2009. Operating income for the second quarter of 2010 was favorably impacted by a richer revenue mix and improved operating efficiencies. Operating income was negatively impacted in the second quarter of 2010 by $1,131,000, or 1.7 percentage points due to the continuation of 2010 start-up and development costs for several new programs which generated approximately $2,831,000 in sales, higher expenses from the amortization of intangible assets and higher stock-based compensation expenses. In addition, operating income for the second quarter of 2010 was favorably impacted by an adjustment to operating expenses of approximately $1,144,000, or 1.1 percentage points, relating to the reversal of certain accounts payable accruals recorded in prior periods. The Company assessed the materiality of this reversal and concluded it was immaterial to previously reported annual and interim amounts. Operating income for the second quarter of 2009 was adversely impacted by an inventory valuation adjustment of $782,000, or 0.8 percentage points.

Results of Operations

Second Quarter of 2010 Compared to Second Quarter of 2009

Net sales in the second quarter of 2010 were $102,937,000, compared to net sales in the second quarter of 2009 of $103,825,000. Net sales in the second quarter of 2010 decreased 1% from the same period last year primarily due to lower period-over-period sales of engineering services. Product sales in the second quarter of 2010 increased due to growth in sales for large fixed wing commercial and military aircraft programs, partially offset by lower sales for helicopter programs. The Company’s mix of business in the second quarter of 2010 was approximately 58% military, 40% commercial, and 2% space, compared to 58% military, 39% commercial, and 3% space in the second quarter of 2009.

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon, United Technologies and the United States government. During the second quarters of 2010 and 2009, sales to these customers were as follows:

	(In thousands)
	Second Quarter
	July 3, 2010	July 4, 2009
Boeing	$28,446	$33,079
Raytheon	12,611	6,438
United Technologies	7,266	7,999
United States government	4,269	7,790

Total	$52,592	$55,306

At July 3, 2010, trade receivables from Boeing, Raytheon, United Technologies and the United States government were $13,096,000, $4,322,000, $3,797,000 and $720,000, respectively. The sales and receivables relating to Boeing, Raytheon, United Technologies and the United States government are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $60,112,000, or 58% of total sales, in the second quarter of 2010, compared to $60,571,000, or 58% of total sales, in the second quarter of 2009. The decrease in military sales in the second quarter of 2010 resulted principally from a reduction in sales to the Chinook helicopter, Apache helicopter and the C-17 programs at DAS and lower revenues from engineering services at DTI, partially offset by increases in sales to the F-15 and F-18 aircraft programs at DTI and the Blackhawk programs mainly at DAS.

Military sales during the second quarters of 2010 and 2009 included the following programs:

	(In thousands)
	Second Quarter
	July 3, 2010	July 4, 2009
Blackhawk	$9,579	$8,608
C-17	9,194	10,626
Apache	6,988	8,509
F-15	5,647	2,686
F-18	5,468	2,944
Chinook	2,905	4,874

Total	$39,781	$38,247

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $41,070,000, or 40% of total sales, in the second quarter of 2010, compared to $40,111,000, or 39% of total sales, in the second quarter of 2009. The increase in commercial sales in the second quarter of 2010 resulted principally from growth in sales for large fixed wing commercial aircraft, partially offset by a reduction in sales of commercial helicopter programs. Sales to the Boeing 737NG program accounted for approximately $10,730,000 in sales in the second quarter of 2010, compared to $10,611,000 in sales in the second quarter of 2009.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $1,755,000, or 2% of total sales in the second quarter of 2010, compared to $3,143,000, or 3% of total sales in the second quarter of 2009. The decrease in sales for space programs resulted principally from a decrease in engineering services at DTI.

Gross profit, as a percent of sales, increased to 21.7% in the second quarter of 2010, compared to 19.0% in the second quarter of 2009. Gross profit margins for the second quarter of 2010 were favorably impacted by a richer revenue mix and improved operating efficiencies. Gross profit was negatively impacted in the second quarter of 2010 by $1,131,000, or 1.7 percentage points, due to the continuation of 2010 start-up and development costs for several new programs which generated approximately $2,831,000 in sales. In addition, gross profit for the second quarter of 2010 was favorably impacted by an adjustment to operating expenses of approximately $1,123,000, or 1.1 percentage points, relating to the reversal of certain accounts payable accruals recorded in prior periods. During the second quarter of 2010, the Company determined that certain accounts payables that were accrued during the period from 2004 to

2009, in fact had been paid or were not otherwise owed to its suppliers. The Company assessed the materiality of this reversal and concluded it was immaterial to previously reported annual and interim amounts. Gross profit for the second quarter of 2009 was adversely impacted by an inventory valuation adjustment of $782,000, or 0.8 percentage points.

The Company assessed the materiality of the correction mentioned above individually and aggregated with other previously identified errors and concluded that they were immaterial to previously reported annual and interim amounts and that the correction of the errors in 2010 would not be material to the current year results of operations. Accordingly, the Company corrected these errors in the financial statements for the three and six months ended July 3, 2010 and did not restate its consolidated financial statements for the prior years or interim periods impacted.

Selling, general and administrative (“SG&A”) expenses increased to $13,316,000, or 12.9% of sales, in the second quarter of 2010, compared to $12,135,000, or 11.7% of sales, in the second quarter of 2009. The increase in SG&A expenses was primarily due to higher expenses from the amortization of intangible assets and higher stock-based compensation expenses.

Interest expense was $596,000 in the second quarter of 2010, compared to $714,000 in the second quarter of 2009, primarily due to lower debt levels, partially offset by higher interest rates in the second quarter of 2010 compared to the second quarter of 2009.

Income tax expense increased to $2,778,000 in the second quarter of 2010, compared to $2,270,000 in the second quarter of 2009. The increase in income tax expense was due to the increase in income before taxes partially offset by a slightly lower effective tax rate. The effective tax rate for the second quarter of 2010 was 32.9%, compared to 33.0% in the second quarter of 2009.

Six Months of 2010 Compared to Six Months of 2009

Net sales in the six months of 2010 were $207,193,000, compared to net sales in the six months of 2009 of $215,180,000. Net sales in the six months of 2010 decreased 4% from the same period last year primarily due to lower sales of engineering services, partially offset by growth in product sales of commercial and military aircraft programs. The Company’s mix of business in the six months of 2010 was approximately 58% military, 40% commercial, and 2% space, compared to 60% military, 38% commercial, and 2% space in the six months of 2009.

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon, United Technologies and the United States government. During the six months of 2010 and 2009, sales to these customers were as follows:

	(In thousands)
	Six Months
	July 3, 2010	July 4, 2009
Boeing	$56,580	$66,942
Raytheon	23,729	12,807
United Technologies	15,510	19,833
United States government	8,206	17,389

Total	$104,025	$116,971

At July 3, 2010, trade receivables from Boeing, Raytheon, United Technologies and the United States government were $13,096,000, $4,322,000, $3,797,000 and $720,000, respectively. The sales and receivables relating to Boeing, Raytheon, United Technologies and the United States government are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $121,020,000, or 58% of total sales, in the six months of 2010, compared to $128,514,000, or 60% of total sales, in the six months of 2009. The decrease in military sales in the six months of 2010 resulted principally from a decrease in sales to the Apache helicopter and Chinook helicopter programs at DAS and a decrease in revenues from engineering services at DTI, partially offset by increases in sales to the Blackhawk program at DAS and the F-18 and F-15 aircraft programs at DTI.

Military sales during the six months of 2010 and 2009 included the following programs:

	(In thousands)
	Six Months
	July 3, 2010	July 4, 2009
C-17	$20,171	$20,338
Blackhawk	19,949	18,477
Apache	11,934	20,577
F-18	11,247	5,626
F-15	10,755	7,348
Chinook	6,521	9,702

Total	$80,577	$82,068

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $82,698,000, or 40% of total sales, in the six months of 2010, compared to $81,354,000, or 38% of total sales, in the six months of 2009. The increase in commercial sales in the six months of 2010 resulted principally from growth in sales for large commercial aircraft programs, partially offset by a decline in sales for regional and business aircraft. Sales to the Boeing 737NG program accounted for approximately $21,638,000 in sales in the six months of 2010, compared to $20,714,000 in sales in the six months of 2009.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $3,475,000, or 2% of total sales in the six months of 2010, compared to $5,312,000, or 2% of total sales in the six months of 2009. The decrease in sales for space programs resulted principally from a decrease in engineering services at DTI.

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of July 3, 2010, backlog believed to be firm was approximately $305,616,000, compared to $367,183,000 at December 31, 2009. The reduction in backlog is reflective of (i) slower than anticipated order releases from the regional and business aircraft customers due primarily to the changing market demand in 2009, (ii) planned reductions in the Apache helicopter program, (iii) late order release on the F-18, Apache and C-17 programs and Carson helicopter follow on orders, (iv) a change in order release policy from Boeing and United Technologies from annual order releases to quarter over quarter releases and (v) declines in the engineering services business resulting from lower RDT&E budgets, reduced demand for specific engineering services as a result of increases in government in-sourcing and reduced Congressional earmarks. Approximately $160,000,000 of total backlog is expected to be delivered during the second half of 2010.

The backlog at July 3, 2010 included the following programs:

	Backlog (In thousands)
	July 3, 2010	December 31, 2009
737NG	$35,355	$53,349
Blackhawk Helicopter	32,252	22,925
F-18	25,063	24,807
Carson Helicopter	23,172	22,926
C-17	17,407	29,564
Apache Helicopter	15,125	26,064
F-15	8,524	17,964

	$156,898	$197,599

Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

Gross profit, as a percent of sales, increased to 20.1% in the six months of 2010, compared to 17.2% in the six months of 2009. Gross profit margins were negatively impacted in the six months of 2010 by $2,894,000, or 2.0 percentage points, due to the continuation of 2010 start-up and development costs on several new programs which generated approximately $5,881,000 in sales. In addition, gross profit for the six months of 2010 was favorably impacted by an adjustment to operating expenses of approximately $1,123,000, or 0.5 percentage points, relating to the reversal of certain accounts payable accruals recorded in prior periods. During the second quarter of 2010, the Company determined that certain accounts payables that were accrued during the period from 2004 to 2009, in fact had been paid or were not otherwise owed to suppliers. The Company assessed the materiality of this reversal and concluded it was immaterial to previously reported annual and interim amounts. Gross profit for the six months of 2009 was negatively impacted by $5,141,000, or 2.4 percentage points of sales, due to an inventory reserve of $4,359,000 related to the Eclipse Aviation Corporation bankruptcy filing in March 2009 and an inventory valuation adjustment of $782,000.

The Company assessed the materiality of the correction mentioned above individually and aggregated with other previously identified errors and concluded that they were immaterial to previously reported annual and interim amounts and that the correction of the errors in 2010 would not be material to the current year results of operations. Accordingly, the Company corrected these errors in the financial statements for the three and six months ended July 3, 2010 and did not restate its consolidated financial statements for the prior years or interim periods impacted.

Selling, general and administrative (“SG&A”) expenses increased to $25,779,000, or 12.4% of sales, in the six months of 2010, compared to $24,944,000, or 11.6% of sales, in the six months of 2009. The increase in SG&A expenses was primarily due to higher expenses from the amortization of intangible assets of approximately $1,173,000.

Interest expense was $1,148,000 in the six months of 2010, compared to $1,353,000 in the six months of 2009, primarily due to lower debt levels, partially offset by higher interest rates in the six months of 2010 compared to the six months of 2009.

Income tax expense increased to $4,858,000 in the six months of 2010, compared to $3,543,000 in the six months of 2009. The increase in income tax expense was due to the increase in income before taxes. The effective tax rate for the six months of both 2010 and 2009 was 33.0%.

Financial Condition

Cash Flow Summary

Net cash used in operating activities for the six months of 2010 and 2009 was $9,330,000 and $15,069,000, respectively. Net cash used in operating activities for the six months of 2010 was impacted by an increase in accounts and unbilled receivables of $5,656,000 primarily related to the timing of billings to customers and extension of payments by the customers, a reduction in accrued and other liabilities of $8,764,000 (consisting primarily of a $6,428,000 decrease in accrued bonuses, a $2,153,000 reduction in customer deposits and $183,000 reduction in other accrued liabilities), a decrease in accounts payable of $5,541,000 and an increase in inventory of $6,328,000 primarily related to a reduction in customer progress payments.

Net cash used in investing activities for the six months of 2010 consisted primarily of $3,779,000 of capital expenditures.

Net cash provided by financing activities for the six months of 2010 of $4,421,000 included approximately $3,078,000 of repayment of borrowings, $1,572,000 of dividend payments, partially offset by $220,000 of cash receipts related to the exercise of stock options.

Liquidity and Capital Resources

At July 3, 2010, the Company had $98,450,000 of unused lines of credit, after deducting $450,000 for outstanding standby letters of credit. The Company had outstanding loans of $21,100,000 and was in compliance with all covenants at July 3, 2010.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

In connection with the DAS-New York acquisition in December 2008, the Company issued a promissory note in the initial principal amount of $7,000,000 with interest of five percent (5%) per annum payable annually on each anniversary of the closing date (December 23). Principal of the promissory note is payable in the amount of $4,000,000, which was paid on June 23, 2010, and $3,000,000 on December 23, 2013.

The weighted average interest rate on borrowings outstanding was 6.29% at July 3, 2010, compared to 5.53% at July 4, 2009. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

The Company expects to spend approximately $9,000,000 for capital expenditures in 2010. The increase in capital expenditures in 2010 from 2009 is principally to support new contract awards at DAS and DTI. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft programs.

The Company spent approximately $2,305,000 for tooling related investment on various sales programs in 2010. As part of the Company’s strategic direction in moving to a Tier 2 supplier additional up front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.

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

As of July 3, 2010, the Company expects to make the following payments on its contractual obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Remainder of 2010	2011- 2013	2014- 2016	After 2016
Long-term debt	$25,162	$777	$3,285	$21,100	$—
Operating leases	16,113	2,637	9,783	2,833	860
Pension liability	9,983	764	2,607	2,972	3,640
Interest rate swap	229	229	—	—	—
Liabilities related to uncertain tax position	3,085	400	2,235	450	—
Future interest on notes payable and long-term debt	1,181	731	450	—	—

Total	$55,753	$5,538	$18,360	$27,355	$4,500

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

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” (“ASU 2010-09”) which amends ASC 855, “Subsequent Events,” to address certain implementation issues related to any entity’s requirement to perform and disclose subsequent-events procedures. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The ASU was effective immediately upon issuance. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued updated guidance on the use of the milestone method of revenue recognition that applies to research of development transactions in which one or more payments are contingent upon achieving uncertain future events or circumstances. This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently evaluating the impact of this guidance, and it has not yet determined the impact of the standard on its financial position or results of operations, if any.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 3 of the Company’s Form 10-K for the year ended December 31, 2009 for a discussion of the lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc.

Item 1A.	Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2009 for a discussion of risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities for the three months ended July 3, 2010

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Period beginning April 4, 2010 and ending May 1, 2010	2,370	$22.82	0	$2,773,030
Period beginning May 2, 2010 and ending May 29, 2010	2,460	$23.69	0	$2,773,030
Period beginning May 30, 2010 and ending July 3, 2010	0	$0.00	0	$2,773,030

Total	4,830	$23.25	0	$2,773,030

(1)	The Company repurchased in the open market 4,830 and 0 of its common shares during the second quarters of 2010 and 2009, respectively. At July 3, 2010, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

Item 6.	Exhibits.

11	Reconciliation of Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 2, 2010