Form 10-Q
period 2010-10-02
DUCOMMUN INC /DE/
filed 2010-11-01
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 2, 2010, there were outstanding 10,499,293 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) October 2, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$1,787	$18,629
Accounts receivable	55,918	48,378
Unbilled receivables	3,138	4,207
Inventories	76,029	67,749
Production cost of contracts	16,879	12,882
Deferred income taxes	5,453	4,794
Other current assets	5,994	7,452

Total Current Assets	165,198	164,091
Property and Equipment, Net	59,607	60,923
Goodwill	100,442	100,442
Other Assets, Net	25,184	28,453

	$350,431	$353,909

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$188	$4,963
Accounts payable	33,389	39,434
Accrued liabilities	29,136	33,869

Total Current Liabilities	62,713	78,266
Long-Term Debt, Less Current Portion	21,108	23,289
Deferred Income Taxes	9,079	7,732
Other Long-Term Liabilities	7,816	10,736

Total Liabilities	100,716	120,023

Commitments and Contingencies
Shareholders’ Equity:
Common stock	106	106
Treasury stock	(1,924)	(1,924)
Additional paid-in capital	60,629	58,498
Retained earnings	194,050	180,760
Accumulated other comprehensive loss	(3,146)	(3,554)

Total Shareholders’ Equity	249,715	233,886

	$350,431	$353,909

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Three Months Ended
	October 2, 2010	October 3, 2009
Sales and Service Revenues:
Product sales	$89,473	$95,227
Service revenues	9,970	14,676

Net Sales	99,443	109,903

Operating Costs and Expenses:
Cost of product sales	72,041	76,015
Cost of service revenues	7,465	11,350
Selling, general and administrative expenses	13,705	12,647

Total Operating Costs and Expenses	93,211	100,012

Operating Income	6,232	9,891
Interest Expense, Net	(544)	(652)

Income Before Taxes	5,688	9,239
Income Tax Expense	85	(3,049)

Net Income	$5,773	$6,190

Earnings Per Share:
Basic earnings per share	$0.55	$0.59
Diluted earnings per share	$0.55	$0.59
Weighted Average Number of Common Shares Outstanding:
Basic	10,499	10,449
Diluted	10,583	10,491

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Nine Months Ended
	October 2,	October 3,
	2010	2009
Sales and Service Revenues:
Product sales	$274,155	$277,993
Service revenues	32,481	47,090

Net Sales	306,636	325,083

Operating Costs and Expenses:
Cost of product sales	219,708	228,217
Cost of service revenues	25,330	37,294
Selling, general and administrative expenses	39,484	37,591

Total Operating Costs and Expenses	284,522	303,102

Operating Income	22,114	21,981
Interest Expense, Net	(1,692)	(2,005)

Income Before Taxes	20,422	19,976
Income Tax Expense	(4,773)	(6,592)

Net Income	$15,649	$13,384

Earnings Per Share:
Basic earnings per share	$1.49	$1.28
Diluted earnings per share	$1.48	$1.27
Weighted Average Number of Common Shares Outstanding:
Basic	10,483	10,465
Diluted	10,564	10,502

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For Nine Months Ended
	October 2, 2010	October 3, 2009
Cash Flows from Operating Activities:
Net Income	$15,649	$13,384
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	10,070	10,291
Stock-based compensation expense	1,621	1,611
Deferred income tax provision	417	841
Income tax benefit from stock-based compensation	290	115
Excess tax benefit from stock-based compensation	(9)	—
Other - decrease/(increase)	182	(127)
Changes in Assets and Liabilities:
Accounts receivable - (increase)	(7,432)	(10,257)
Unbilled receivables - decrease	1,069	2,824
Inventories - (increase)	(8,280)	(4,935)
Production cost of contracts - (increase)	(4,720)	(3,724)
Other assets - decrease	1,515	1,842
Accounts payable - (decrease)	(6,045)	(3,242)
Accrued and other liabilities - (decrease)	(7,042)	(17,269)

Net Cash Used in Operating Activities	(2,715)	(8,646)

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,054)	(5,930)

Net Cash Used in Investing Activities	(5,054)	(5,930)

Cash Flows from Financing Activities:
(Repayment)/Borrowings of long-term debt	(6,943)	16,658
Cash dividends paid	(2,359)	(2,358)
Debt issue cost paid	—	(1,410)
Repurchase of stock	—	(938)
Net cash effect of exercise related to stock options	220	(61)
Excess tax benefit from stock-based compensation	9	—

Net Cash (Used in)/Provided by Financing Activities	(9,073)	11,891

Net Decrease in Cash and Cash Equivalents	(16,842)	(2,685)
Cash and Cash Equivalents - Beginning of Period	18,629	3,508

Cash and Cash Equivalents - End of Period	$1,787	$823

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of October 2, 2010, the consolidated statements of income are unaudited for the three months and nine months ended October 2, 2010 and October 3, 2009 and the consolidated statements of cash flows are unaudited for the nine months ended October 2, 2010 and October 3, 2009. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2009. The results of operations for the nine months ended October 2, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Basic weighted average shares outstanding	10,499,000	10,449,000	10,483,000	10,464,000
Dilutive potential common shares	84,000	42,000	81,000	38,000

Diluted weighted average shares outstanding	10,583,000	10,491,000	10,564,000	10,502,000

The numerator used to compute diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net earnings (total numerator)	$5,773,000	$6,190,000	$15,649,000	$13,384,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Stock options and stock units	510,732	828,950	520,222	811,667

Comprehensive Income

Certain items such as unrealized gains and losses on certain hedging instruments and pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is included in other comprehensive loss and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a pension liability adjustment of $3,146,000, net of tax, at October 2, 2010, compared to a pension liability adjustment of $3,146,000, net of tax, and an interest rate hedge mark-to-market adjustment of $408,000, net of tax, at December 31, 2009.

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

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Inventories

Inventories consist of the following:

	(In thousands)
	October 2, 2010	December 31, 2009
Raw materials and supplies	$16,639	$18,547
Work in process	64,816	65,565
Finished goods	6,299	4,353

	87,754	88,465
Less progress payments	11,725	20,716

Total	$76,029	$67,749

Note 3. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	October 2, 2010	December 31, 2009
Bank credit agreement	$18,000	$20,000
Notes and other obligations for acquisitions	3,296	8,252

Total debt	21,296	28,252
Less current portion	188	4,963

Total long-term debt	$21,108	$23,289

At October 2, 2010, the Company had $101,550,000 of unused lines of credit, after deducting $450,000 for outstanding standby letters of credit. The Company had outstanding loans of $18,000,000 and was in compliance with all covenants at October 2, 2010. The weighted average interest rate on borrowings outstanding was 3.06% at October 2, 2010, compared to 4.98% at October 3, 2009. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 4. Shareholders’ Equity

At October 2, 2010, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company did not repurchase in the open market any of its common stock during the first nine months of 2010. The Company repurchased in the open market 74,300 shares for $938,000 of its common stock during the first nine months of 2009.

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

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Service cost	$116	$117	$347	$359
Interest cost	223	220	670	648
Expected return on plan assets	(233)	(172)	(699)	(572)
Amortization of actuarial loss	93	121	279	335

Net periodic post retirement benefit cost	$199	$286	$597	$770

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

Note 7. Income Taxes

The Company records the interest charge and penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the nine months ended October 2, 2010 and October 3, 2009, the Company recognized a benefit of approximately ($143,000) and expense of approximately $92,000, respectively, in interest related to uncertain tax positions. The Company had approximately $163,000 and $388,000 for the payment of interest and penalties accrued at October 2, 2010 and October 3, 2009, respectively.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s total amount of unrecognized tax benefits was approximately $1,148,000 and $2,569,000 at October 2, 2010 and October 3, 2009, respectively. These amounts, if recognized, would affect the annual income tax rate.

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

During 2010, the Company performed an analysis of its unrecognized tax benefits. This analysis resulted in the reduction of the Company’s unrecognized tax benefits of approximately $1,589,000. The Company believes the remaining unrecognized tax benefits are fairly stated.

The Company’s effective tax benefit for the third quarter of 2010 was 1.5%, as a result of the revision of the Company’s estimate of its unrecognized tax benefits related to research and development tax credits, primarily as a result of recent favorable court cases. The Company’s effective tax rate for the third quarter of 2009 was 33.0%. The Company’s effective tax rate for the nine months of 2010 was 23.4%, compared to 33.0% in the nine months of 2009.

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

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Financial information by operating segment is set forth below:

	(In thousands)
	Three Months Ended			Nine Months Ended
	October 2, 2010		October 3, 2009	October 2, 2010		October 3, 2009
Net Sales:
Ducommun AeroStructures	$67,634		$74,456	$205,981		$216,362
Ducommun Technologies	31,809		35,447	100,655		108,721

Total Net Sales	$99,443		$109,903	$306,636		$325,083

Segment Operating Income (1)
Ducommun AeroStructures	$6,725		$10,107	$23,343		$21,123
Ducommun Technologies	3,120		3,028	8,913		9,294

	9,845		13,135	32,256		30,417
Corporate General and Administrative Expenses	(3,613	)(2)	(3,244)	(10,142	)(2)	(8,436)

Total Operating Income	$6,232		$9,891	$22,114		$21,981

(1)	Before certain allocated corporate overhead.
(2)	Certain expenses, previously incurred at the operating segments, are now included in the corporate general and administrative expenses as a result of the Company’s organizational changes.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	October 2, 2010	December 31, 2009
Total Assets:
Ducommun AeroStructures	$236,036	$224,923
Ducommun Technologies	102,691	98,745
Corporate Administration	11,704	30,241

Total Assets	$350,431	$353,909

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share in the third quarter and nine months of 2010 and 2009, respectively, were as follows:

	Third Quarter		Nine Months
	2010	2009	2010	2009
Sales (in $000’s)	$99,443	$109,903	$306,636	$325,083
Gross Profit % of Sales	20.0%	20.5%	20.1%	18.3%
SG&A Expense % of Sales	13.8%	11.5%	12.9%	11.6%
Operating Income % of Sales	6.2%	9.0%	7.2%	6.7%
Effective Tax Rate	-1.5%	33.0%	23.4%	33.0%
Diluted Earnings Per Share	$0.55	$0.59	$1.48	$1.27

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft, helicopter and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs.

The Company’s mix of military, commercial and space business in the third quarter and nine months of 2010 and 2009, respectively, was approximately as follows:

	Third Quarter		Nine Months
	2010	2009	2010	2009
Commercial
Large Aircraft	21%	18%	21%	18%
Regional and Business Aircraft	8%	6%	7%	7%
Helicopter	7%	6%	7%	7%
Other	6%	3%	5%	4%

Total Commercial	42%	33%	40%	36%
Military
Aircraft	23%	30%	26%	24%
Helicopter	22%	21%	20%	23%
Engineering Services	9%	12%	10%	13%
Other	3%	2%	2%	2%

Total Military	57%	65%	58%	62%
Space	1%	2%	2%	2%

Total	100%	100%	100%	100%

Sales for the third quarter of 2010 decreased 9.5% to $99,443,000, as compared to $109,903,000 for the third quarter of 2009. The decrease in sales for the third quarter of 2010 was due to lower year-over-year sales of engineering services and lower product sales for military aircraft programs.

Operating income for the third quarter of 2010 decreased 37.0% from the third quarter of 2009. Operating income for the third quarter of 2010 was negatively impacted by a decline in operating performance at DAS, which resulted principally from an unfavorable change in sales mix. In addition, operating income was also negatively impacted in the third quarter of 2010 by approximately $759,000, or 1.0 percentage point, due to the continuation of incremental start-up and development costs for several new programs which generated approximately $2,117,000 in sales.

Results of Operations

Third Quarter of 2010 Compared to Third Quarter of 2009

Net sales in the third quarter of 2010 were $99,443,000, compared to net sales in the third quarter of 2009 of $109,903,000. Net sales in the third quarter of 2010 decreased 9.5% from the same period last year primarily due to lower year-over-year sales of engineering services and lower product sales for military aircraft programs. The Company’s mix of business in the third quarter of 2010 was approximately 57% military, 42% commercial, and 1% space, compared to 65% military, 33% commercial, and 2% space in the third quarter of 2009.

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon, United Technologies and the United States government. During the third quarters of 2010 and 2009, sales to these customers were as follows:

	(In thousands)
	Third Quarter
	October 2, 2010	October 3, 2009
Boeing	$26,476	$34,035
Raytheon	10,266	9,082
United Technologies	7,727	8,428
United States government	3,382	5,759

Total	$47,851	$57,304

At October 2, 2010, trade receivables from Boeing, Raytheon, United Technologies and the United States government were $11,892,000, $6,134,000, $3,072,000 and $1,466,000, respectively. The sales and receivables relating to Boeing, Raytheon, United Technologies and the United States government are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $56,403,000, or 57% of total sales, in the third quarter of 2010, compared to $71,329,000, or 65% of total sales, in the third quarter of 2009.

Military sales during the third quarters of 2010 and 2009 included the following:

	(In thousands)
	Third Quarter
	October 2, 2010	October 3, 2009
Blackhawk	$11,457	$10,399
Engineering Services	9,284	13,218
C-17	8,028	11,363
Apache	6,627	8,624
F-18	5,593	8,054
F-15	3,777	1,391
Chinook	1,841	3,489
X-47B UCAS	—	5,362
Other	9,796	9,429

Total	$56,403	$71,329

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $41,692,000, or 42% of total sales, in the third quarter of 2010, compared to $35,938,000, or 33% of total sales, in the third quarter of 2009. The increase in commercial sales in the third quarter of 2010 resulted principally from growth in sales for large aircraft and regional and business aircraft. Sales to the Boeing 737NG program accounted for approximately $11,371,000 in sales in the third quarter of 2010, compared to $11,316,000 in sales in the third quarter of 2009.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $1,348,000, or 1% of total sales in the third quarter of 2010, compared to $2,636,000, or 2% of total sales in the third quarter of 2009. The decrease in sales for space programs resulted principally from a decrease in engineering services at DTI.

Gross profit, as a percent of sales, decreased to 20.0% in the third quarter of 2010, compared to 20.5% in the third quarter of 2009. Gross profit margins for the third quarter of 2010 were negatively impacted by a decline in operating performance at DAS, which resulted principally from an unfavorable change in sales mix and lower volume. Gross profit was also negatively impacted in the third quarter of 2010 by approximately $759,000, or 1.0 percentage point, due to the continuation of 2010 start-up and development costs for several new programs which generated approximately $2,117,000 in sales.

Selling, general and administrative (“SG&A”) expenses increased to $13,705,000, or 13.8% of sales, in the third quarter of 2010, compared to $12,647,000, or 11.5% of sales, in the third quarter of 2009. The increase in SG&A expenses was primarily due to higher compensation costs and investment in product development programs.

Interest expense was $544,000 in the third quarter of 2010, compared to $652,000 in the third quarter of 2009, primarily due to lower debt levels and lower interest rates in the third quarter of 2010 compared to the third quarter of 2009.

The Company had an income tax benefit of $85,000 in the third quarter of 2010, compared to an income tax expense of $3,049,000 in the third quarter of 2009. The Company’s effective tax benefit for the third quarter of 2010 was 1.5%, as a result of the revision of the Company’s estimate of its unrecognized tax benefits related to research and development tax credits, primarily as a result of recent favorable court cases. The Company’s effective tax rate for the third quarter of 2009 was 33.0%.

Nine Months of 2010 Compared to Nine Months of 2009

Net sales in the first nine months of 2010 were $306,636,000, compared to net sales in the first nine months of 2009 of $325,083,000. Net sales in the first nine months of 2010 decreased 5.7% from the same period last year primarily due to lower sales of engineering services and lower products sales for military helicopters, partially offset by growth in product sales of commercial aircraft programs. The Company’s mix of business in the first nine months of 2010 was approximately 58% military, 40% commercial, and 2% space, compared to 62% military, 36% commercial, and 2% space in the first nine months of 2009.

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon, United Technologies and the United States government. During the first nine months of 2010 and 2009, sales to these customers were as follows:

	(In thousands)
	Nine Months
	October 2, 2010	October 3, 2009
Boeing	$83,056	$100,977
Raytheon	33,995	21,889
United Technologies	23,237	28,261
United States government	11,588	23,148

Total	$151,876	$174,275

At October 2, 2010, trade receivables from Boeing, Raytheon, United Technologies and the United States government were $11,892,000, $6,134,000, $3,072,000 and $1,466,000, respectively. The sales and receivables relating to Boeing, Raytheon, United Technologies and the United States government are diversified over a number of different commercial, space and military programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military programs were approximately $177,423,000, or 58% of total sales, in the nine months of 2010, compared to $199,843,000, or 62% of total sales, in the nine months of 2009.

Military sales during the first nine months of 2010 and 2009 included the following:

	(In thousands)
	Nine Months
	October 2, 2010	October 3, 2009
C-17	$28,199	$31,701
Blackhawk	31,406	28,876
Engineering Services	29,431	42,288
Apache	18,561	29,201
F-18	16,840	13,680
F-15	14,532	8,739
Chinook	8,362	13,191
X-47B UCAS	—	5,362
Other	30,092	26,805

Total	$177,423	$199,843

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $124,390,000, or 40% of total sales, in the first nine months of 2010, compared to $117,292,000, or 36% of total sales, in the first nine months of 2009. The increase in commercial sales in the first nine months of 2010 resulted principally from growth in sales for large commercial aircraft programs. Sales to the Boeing 737NG program accounted for approximately $33,009,000 in sales in the first nine months of 2010, compared to $32,030,000 in sales in the first nine months of 2009.

In the space sector, the Company produces components for a variety of unmanned launch vehicles and satellite programs and provides engineering services. Sales related to space programs were approximately $4,823,000, or 2% of total sales in the first nine months of 2010, compared to $7,948,000, or 2% of total sales in the first nine months of 2009. The decrease in sales for space programs resulted principally from a decrease in engineering services at DTI.

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of October 2, 2010, backlog believed to be firm was approximately $320,903,000, compared to $367,183,000 at December 31, 2009. The reduction in backlog is reflective of (i) late order releases on the C-17 program and Carson helicopter follow-on orders, (ii) a change in order release policy from Boeing and United Technologies from annual order releases to quarter over quarter releases and (iii) declines in the engineering services business resulting from lower RDT&E budgets, reduced demand for specific engineering services as a result of increases in government in-sourcing and reduced Congressional earmarks. Approximately $94,000,000 of total backlog is expected to be delivered during the fourth quarter of 2010.

Backlog at October 2, 2010 included the following programs:

	Backlog (In thousands)
	October 2, 2010	December 31, 2009
Blackhawk Helicopter	$42,099	$22,925
737NG	41,578	53,349
F-18	31,827	24,807
Apache Helicopter	30,562	26,064
Carson Helicopter	19,682	22,926
C-17	10,421	29,564
F-15	7,256	17,964

	$183,425	$197,599

Trends in the Company’s overall level of backlog, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales. The Company’s backlog increased by $15,287,000 from the second quarter of 2010 to the third quarter of 2010.

Gross profit, as a percent of sales, increased to 20.1% in the first nine months of 2010, compared to 18.3% in the first nine months of 2009. Gross profit margins were negatively impacted in the first nine months of 2010 by approximately $3,653,000, or 1.5 percentage points, due to the continuation of incremental start-up and development costs on several new programs which generated approximately $7,998,000 in sales. In addition, gross profit for the first nine months of 2010 was favorably impacted by an adjustment to operating expenses of approximately $1,278,000, or 0.4 percentage points, relating to the reversal of certain accounts payable accruals recorded in prior periods. The Company determined that certain accounts payables that were accrued during the period from 2004 to 2010, in fact had been paid or were not otherwise owed to suppliers. The Company assessed the materiality of this reversal and concluded it was immaterial to previously reported annual and interim amounts. Gross profit for the first nine months of 2009 was negatively impacted by $5,141,000, or 1.7 percentage points of sales, due to an inventory reserve of $4,359,000 related to the Eclipse Aviation Corporation bankruptcy filing in March 2009 and an inventory valuation adjustment of $782,000.

Selling, general and administrative (“SG&A”) expenses increased to $39,484,000, or 12.9% of sales, in the first nine months of 2010, compared to $37,591,000, or 11.6% of sales, in the first nine months of 2009. The increase in SG&A expenses was primarily due to higher expenses from the amortization of intangible assets of approximately $1,157,000 and higher compensation costs and investment in product development programs.

Interest expense was $1,692,000 in the first nine months of 2010, compared to $2,005,000 in the first nine months of 2009, primarily due to lower debt levels, partially offset by higher interest rates in the first nine months of 2010 compared to the first nine months of 2009.

Income tax expense decreased to $4,773,000 in the first nine months of 2010, compared to $6,592,000 in the first nine months of 2009. The decrease in income tax expense was due to the revision of the Company’s estimate of its unrecognized tax benefits related to research and development tax credits, primarily as a result of recent favorable court cases. The Company’s effective tax rate for the first nine months of 2010 was 23.4%, compared to 33.0% in the first nine months of 2009.

Financial Condition

Cash Flow Summary

Net cash used in operating activities for the first nine months of 2010 and 2009 was $2,715,000 and $8,646,000, respectively. Net cash used in operating activities for the first nine months of 2010 was impacted by an increase in accounts receivables of $7,432,000 primarily related to the timing of billings to customers and extension of payment terms by key customers, a reduction in accrued and other liabilities of $7,042,000 (consisting primarily of a $3,750,000 decrease in accrued bonuses, a $1,586,000 reduction in customer deposits and $1,706,000 reduction in other accrued liabilities), a decrease in accounts payable of $6,045,000, an increase in inventory of $8,280,000 and tooling production cost of contracts increases of $4,720,000, primarily related to work-in-process for production jobs scheduled to be shipped in 2010 and 2011 and a reduction in customer progress payments.

Net cash used in investing activities for the first nine months of 2010 consisted of $5,054,000 of capital expenditures.

Net cash used in financing activities for the first nine months of 2010 of $9,073,000 included approximately $6,943,000 of repayment of borrowings and $2,359,000 of dividend payments, partially offset by $220,000 of cash receipts related to the exercise of stock options.

Liquidity and Capital Resources

At October 2, 2010, the Company had $101,550,000 of unused lines of credit, after deducting $450,000 for outstanding standby letters of credit. The Company had outstanding loans of $18,000,000 and was in compliance with all covenants at October 2, 2010. The weighted average interest rate on borrowings outstanding was 3.06% at October 2, 2010, compared to 4.98% at October 3, 2009.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

In connection with the DAS-New York acquisition in December 2008, the Company issued a promissory note in the initial principal amount of $7,000,000 with interest of 5% per annum payable annually on each anniversary of the closing date (December 23). Principal of the promissory note in the amount of $4,000,000 was paid on June 23, 2010, and $3,000,000 is payable on December 23, 2013.

The weighted average interest rate on borrowings outstanding was 3.06% at October 2, 2010, compared to 4.98% at October 3, 2009. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

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

During the first nine months of 2010, the Company’s investment in tooling for various programs increased approximately $4,720,000. As part of the Company’s strategic direction in moving to a Tier 2 supplier additional upfront investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.

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

As of October 2, 2010, the Company expects to make the following payments on its contractual obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Remainder of 2010	2011- 2013	2014- 2016	After 2016
Long-term debt	$21,296	$11	$3,285	$18,000	$—
Operating leases	15,334	1,267	10,374	2,833	860
Pension liability	9,983	764	2,607	2,972	3,640
Liabilities related to uncertain tax position	1,312	225	898	189	—
Future interest on notes payable and long-term debt	2,560	374	1,938	248	—

Total	$50,485	$2,641	$19,102	$24,242	$4,500

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended October 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 3 of the Company’s Form 10-K for the year ended December 31, 2009 for a discussion of the lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc.

Item 1A.	Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2009 for a discussion of risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities for the three months ended October 2, 2010

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Period beginning July 4, 2010 and ending July 31, 2010	0	$0.00	0	$2,773,030
Period beginning August 1, 2010 and ending August 28, 2010	0	$0.00	0	$2,773,030
Period beginning August 29, 2010 and ending October 2, 2010	0	$0.00	0	$2,773,030

Total	0	$0.00	0	$2,773,030

(1)	The Company did not repurchased in the open market any of its common shares during the third quarters of 2010 and 2009. At October 2, 2010, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

Item 6.	Exhibits.

11	Reconciliation of Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 1, 2010