Form 10-K
period 2010-12-31
DUCOMMUN INC /DE/
filed 2011-02-22
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 3, 2010 was approximately $201 million.

The number of shares of common stock outstanding on January 31, 2011 was 10,507,143.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

(a) Proxy Statement for the 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”), incorporated partially in Part III hereof.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements in the Form 10-K and documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any such forward-looking statements involve risks and uncertainties. The Company’s future financial results could differ materially from those anticipated due to the Company’s dependence on conditions in the airline industry, the level of new commercial aircraft orders, production rates for Boeing commercial aircraft, the C-17 aircraft and Apache helicopter rotor blade programs, the level of defense spending, competitive pricing pressures, manufacturing inefficiencies, start-up costs and possible overruns on new contracts, technology and product development risks and uncertainties, product performance, risks associated with acquisitions and dispositions of businesses by the Company, increasing consolidation of customers and suppliers in the aerospace industry, possible goodwill impairment, and other factors beyond the Company’s control. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and other matters discussed in this Form 10-K.

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

Domestic commercial aircraft programs include the Boeing 737NG, 747, 767, 777 and 787. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16, F-22 and F-35 aircraft, and various aircraft and shipboard electronics upgrade programs. Commercial and military helicopter programs include helicopters manufactured by Boeing (principally the Apache and Chinook helicopters), United Technologies, Bell, Augusta and Carson. The Company also supports various unmanned space launch vehicle and satellite programs.

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

PRODUCTS AND SERVICES

Ducommun operates in two business segments: Ducommun AeroStructures, Inc. (“DAS”), which engineers and manufactures aerospace structural components and subassemblies, and Ducommun Technologies, Inc. (“DTI”), which designs, engineers and manufactures electromechanical components and subassemblies, and provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for the aerospace and military markets. DAS provides aluminum stretch-forming, titanium and aluminum hot-forming, machining, composite lay-up, metal bonding, and chemical milling services principally for domestic and foreign commercial and military aircraft, helicopter and space programs. DTI designs and manufactures illuminated push button switches and panels, microwave and millimeterwave switches and filters, fractional horsepower motors and resolvers, and mechanical and electromechanical subassemblies, and provides engineering, technical and program management services. Components and assemblies are provided principally for domestic and foreign commercial and military aircraft, helicopter and space programs as well as selected nonaerospace applications. Engineering, technical and program management services are provided principally for advanced weapons and missile defense systems.

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

Panels, Switches and Related Components

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

SALES AND MARKETING

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among a number of military manufacturers and programs. In the space sector, the Company continues to support various unmanned launch vehicle and satellite programs. Sales related to military and space programs were approximately 60% of sales in 2010, 64% of total sales in 2009 and 61% of total sales in 2008.

Many of the Company’s contracts covering defense and space programs are subject to termination at the convenience of the customer (as well as for default). In the event of termination for convenience, the customer generally is required to pay the costs incurred by the Company and certain other fees through the date of termination.

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately 40% of total sales in 2010, 36% of total sales in 2009 and 39% of total sales in 2008. The Company’s commercial sales depend substantially on aircraft manufacturers’ production rates, which in turn depend upon deliveries of new aircraft. Deliveries of new aircraft by aircraft manufacturers are dependent on the financial capacity of the airlines and leasing companies to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. The Company’s sales for commercial aircraft programs also could be affected by changes in its customers’ inventory levels and changes in its customers’ aircraft production build rates.

MAJOR CUSTOMERS

The Company had substantial sales to Boeing, Raytheon, United Technologies and the United States government. During 2010, sales to Boeing were $107,466,000, or approximately 26% of total sales; sales to Raytheon were $48,198,000, or approximately 12% of total sales;

sales to the United Technologies were $30,680,000, or approximately 8% of total sales and sales to the United States government were $16,875,000, or approximately 4% of total sales. Sales to Boeing, Raytheon, United Technologies and the United States government are diversified over a number of different programs.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

In 2010, 2009, and 2008, sales to foreign customers worldwide were $37,970,000, $32,121,000 and $32,850,000, respectively. The Company has manufacturing facilities in Thailand and Mexico. The amounts of revenues, profitability and identifiable assets attributable to foreign sales activity were not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2010, 2009 and 2008. The Company had no sales to a foreign country greater than 3% of total sales in 2010, 2009 and 2008. The Company is not subject to any significant foreign currency risks since all sales are made in United States dollars.

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

RAW MATERIALS AND COMPONENTS

Raw materials and components used in the manufacture of the Company’s products, including aluminum, titanium, steel and carbon fibers, are generally available from a number of vendors and are generally in adequate supply. However, the Company, from time to time, has experienced increases in lead times for and deterioration in availability of, aluminum, titanium and certain other materials. Moreover, certain components, supplies and raw materials for the Company’s operations are purchased from single sources. In such instances, the Company strives to develop alternative sources and design modifications to minimize the potential for business interruptions.

COMPETITION

The aerospace industry is highly competitive, and the Company’s products and services are affected by varying degrees of competition. The Company competes worldwide with domestic and international companies in most markets it serves, some of which are substantially larger and have greater financial, sales, technical and personnel resources. Larger competitors offering a wider array of products and services than those offered by the Company can have a competitive advantage by offering potential customers bundled products and services that the Company cannot match. The Company’s ability to compete depends principally on the quality of its goods and services, competitive pricing, product performance, design and engineering capabilities, new product innovation and the ability to solve specific customer problems.

PATENTS AND LICENSES

The Company has several patents, but it does not believe that its operations are dependent on any single patent or group of patents. In general, the Company relies on technical superiority, continual product improvement, exclusive product features, superior lead time, on-time delivery performance, quality and customer relationships to maintain its competitive advantage.

BACKLOG

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of December 31, 2010, backlog believed to be firm was approximately $328,045,000, compared to $367,138,000 at December 31, 2009. The reduction in year-over-year backlog is reflective of (i) late order release on C-17 and F-15 programs and (ii) declines in the engineering services business resulting from lower RDT&E budgets, reduced demand for specific engineering services as a result of increases in government in-sourcing and reduced Congressional earmarks. Approximately $225,000,000 of total backlog is expected to be delivered during 2011.

Trends in the Company’s overall level of backlog may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

ENVIRONMENTAL MATTERS

The Company’s business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that may be or have been released to the environment, and they require the Company to obtain and maintain licenses and permits in connection with its operations. The Company may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on the Company. The Company anticipates that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain its environmental compliance efforts. The Company does not expect to spend a material amount on capital expenditures for environmental compliance during 2011.

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $1,509,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based upon currently available information, the Company has established a reserve for its estimated liability in connection with the landfills in the approximate amount of $1,090,000. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

EMPLOYEES

At December 31, 2010 the Company employed 1,815 persons. The Company’s DAS subsidiary is a party to a collective bargaining agreement, expiring July 1, 2012, with labor unions at its Monrovia, California facility covering 242 full-time hourly employees at year end 2010. If the unionized workers were to engage in a strike or other work stoppage, if DAS is unable to negotiate acceptable collective bargaining agreements with the unions, or if other employees were to become unionized, the Company could experience a significant disruption of the Company’s operations and higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on its business and results of operations. The Company has not experienced any material labor-related work stoppage and considers its relations with its employees to be good.

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

Military and Space-Related Products Are Dependent Upon Government Spending

In 2010 approximately 60% of sales were derived from military and space markets. These markets are largely dependent upon government spending, particularly by the United States government.

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

The Company Is Dependent on Various Aircraft and Helicopter Programs Including Boeing Commercial and Military Aircraft Programs, United Technologies (Sikorsky Blackhawk Helicopter Program) and Raytheon Military Programs

In 2010 approximately 26% of its sales were for Boeing commercial and military aircraft programs, 7% of its sales were for United Technologies (Sikorsky Blackhawk helicopter) programs and 12% of its sales were for Raytheon military aircraft programs. Any significant change in production rates for Boeing commercial and military aircraft programs, the United Technologies (Sikorsky Blackhawk helicopter) and the Raytheon military programs would have a material effect on the Company’s results of operations and cash flows. In addition, there is no guarantee that the Company’s current significant customers will continue to buy products from the Company at current levels. The loss of a key customer could have a material adverse effect on the Company.

The Company Faces Risks Associated With Competitive Pricing Pressures

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

The Company’s acquisition strategy exposes it to risks. The Company may not be able to consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, to satisfactorily integrate these acquired businesses. The Company’s ability to grow by acquisition is dependent upon, among other factors, the availability of suitable acquisition candidates. Growth by acquisition involves risks that could have a material adverse effect on the Company’s business, financial condition and operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets, potential impairment of goodwill and the potential loss of key customers or employees of acquired companies.

Goodwill Could Be Impaired in the Future

In assessing the recoverability of the Company’s goodwill at December 31, 2010, management was required to make certain critical estimates and assumptions. These estimates and assumptions included that during the next several years the Company will make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. Due to many variables inherent in the estimation of a business’s fair value and the relative size of the Company’s recorded goodwill, differences in estimates and assumptions may have a material effect on the results of the Company’s impairment analysis. If any of these or other estimates and assumptions are not realized in the future, or if market multiples decline the Company may be required to record an additional impairment charge for the goodwill. The goodwill of the Company was $100,442,000 at December 31, 2010.

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

Product Liability Claims in Excess of Insurance Could Adversely Affect the Company’s Financial Results and Financial Condition

The Company faces potential liability for personal injury or death as a result of the failure of products designed or manufactured by the Company. Although the Company maintains aircraft product liability insurance of approximately $150,000,000, any material product liability not covered by insurance could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Damage or Destruction of the Company’s Facilities Caused by Earthquake or Other Causes Could Adversely Affect the Company’s Financial Results and Financial Condition

Although the Company maintains standard property casualty insurance covering its properties, the Company does not carry any earthquake insurance because of the cost of such insurance. Many of the Company’s properties are located in Southern California, an area subject to frequent and sometimes severe earthquake activity. Even if covered by insurance, any significant damage or destruction of the Company’s facilities could result in the inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to the Company. As a result, any significant damage or destruction of the Company’s properties could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Effective Income Tax Rate Could Change

The Company’s effective income tax rate for 2010, 2009 and 2008, was approximately 20%, 26% and 23%, respectively, compared to the statutory federal income tax rate of 35% and state income tax rates ranging from 6% to 9%, for each of the years. The Company’s effective tax rate was lower than the statutory rates in recent years primarily due to the benefit of research and development tax credits (which have been extended through 2011). The effective tax rate for the Company could be significantly higher in the future than it has been in recent years due to changes in the Company’s level or sources of income, changes in the Company’s spending, eligibility for research and development tax credits, and changes in tax laws.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company occupies approximately 21 facilities with a total office and manufacturing area of over 1,458,000 square feet, including both owned and leased properties. At December 31, 2010, facilities which were in excess of 50,000 square feet each were occupied as follows:

Location	Segment	Square Feet	Expiration of Lease
Carson, California	Ducommun AeroStructures	286,000	Owned
Monrovia, California	Ducommun AeroStructures	274,000	Owned
Parsons, Kansas	Ducommun AeroStructures	120,000	Owned
Carson, California	Ducommun Technologies	117,000	2013
Phoenix, Arizona	Ducommun Technologies	100,000	2012
Orange, California	Ducommun AeroStructures	76,000	Owned
El Mirage, California	Ducommun AeroStructures	74,000	Owned
Iuka, Mississippi	Ducommun Technologies	66,000	2013
Carson, California	Ducommun AeroStructures	65,000	2014
Huntsville, Alabama	Ducommun Technologies	52,000	2015

The Company’s facilities are, for the most part, fully utilized, although excess capacity exists from time to time based on product mix and demand. Management believes these properties are in good condition and suitable for their present use.

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

The common stock of the Company (DCO) is listed on the New York Stock Exchange. On December 31, 2010, the Company had approximately 313 holders of record of common stock. The Company paid $3,147,000 of dividends in 2010, consisting of dividends of $0.075 per common share in the first, second, third and fourth quarters of 2010; and paid dividends of $0.075 per common share in the first, second, third and fourth quarters of 2009. The following table sets forth the high and low sales closing prices per share for the Company’s common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	2010		2009
	High	Low	High	Low
First Quarter	$21.47	$16.35	$20.02	$11.68
Second Quarter	24.17	16.91	20.22	14.67
Third Quarter	22.88	16.20	20.40	15.37
Fourth Quarter	23.29	20.27	20.41	17.00

Equity Compensation Plan Information

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders(1)	1,086,216	$18.191	406,310
Equity compensation plans not approved by security holders	0	0	0

Total	1,086,216	$18.191	406,310

(1)

The number of securities to be issued consists of 929,850 for stock options, 66,366 for restricted stock units and 90,000 for performance stock units at target. The weighted average exercise price applies only to the stock options.

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

	2005	2006	2007	2008	2009	2010
Ducommun Inc.	100.00	107.13	177.90	78.76	89.85	106.22
Russell 2000 Index	100.00	118.35	116.52	77.14	98.11	124.45
Spade Defense Index	100.00	119.33	145.79	90.34	109.96	120.54

Issuer Purchases of Equity Securities

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2010.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month beginning October 3, 2010 and ending October 30, 2010	0	$0.00	0	$2,773,030
Month beginning October 31, 2010 and ending November 27, 2010	0	$0.00	0	$2,773,030
Month beginning November 28, 2010 and ending December 31, 2010	0	$0.00	0	$2,773,030

Total	0	$0.00	0	$2,773,030

(1)

The Company did not repurchase any of its common shares during 2010. The Company repurchased 74,300 and 69,000 of its common shares during 2009 and 2008, respectively. At December 31, 2010, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31,	2010	2009(a)	2008(a)(b)	2007	2006(c)
(In thousands, except per share amounts)
Net Sales	$408,406	$430,748	$403,803	$367,297	$319,021

Gross Profit as a Percentage of Sales	19.6%	18.3%	20.3%	20.6%	19.6%

Income from Operations Before Taxes	24,663	13,760	17,049	27,255	18,088
Income Tax Expense	(4,855)	(3,577)	(3,937)	(7,634)	(3,791)

Net Income	$19,808	$10,183	$13,112	$19,621	$14,297

Per Common Share:
Basic earnings per share	$1.89	$0.97	$1.24	$1.89	$1.40
Diluted earnings per share	1.87	0.97	1.23	1.88	1.39
Dividends Per Share	0.30	0.30	0.15	—	—
Working Capital	$90,106	$85,825	$69,672	$77,703	$55,355
Total Assets	345,452	353,909	366,186	332,476	297,033
Long-Term Debt, Including Current Portion	3,280	28,252	30,719	25,751	30,436
Total Shareholders’ Equity	254,185	233,886	224,446	214,051	187,025

(a)

The results for 2009 and 2008 include after-tax non-cash goodwill impairment charges of $7,753,000 and $8,000,000, respectively resulting from annual impairment testing required by ASC 350. There was no goodwill impairment in 2010, 2007 or 2006.

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

Domestic commercial aircraft programs include the Boeing 737NG, 747, 767, 777 and 787. Foreign commercial aircraft programs include the Airbus Industrie A330 and A340 aircraft, Bombardier business and regional jets, and the Embraer 145 and 170/190. Major military programs include the Boeing C-17, F-15 and F-18 and Lockheed Martin F-16, F-22 and F-35 aircraft, and various aircraft and shipboard electronics upgrade programs. Commercial and military helicopter programs include helicopters manufactured by Boeing (principally the Apache and Chinook helicopters), United Technologies, Bell, Augusta and Carson. The Company also supports various unmanned space launch vehicle and satellite programs.

In the fourth quarter of 2009, the Company recorded a non-cash charge of $12,936,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. In the fourth quarter of 2008, the Company recorded a non-cash charge of $13,064,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. The charge in both 2009 and 2008 reduced goodwill recorded in connection with the acquisition of Miltec and did not impact the Company’s normal business operations. There was no impairment of goodwill in 2010.

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft, helicopter and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs. The Company’s mix of military and space and commercial business in 2010, 2009 and 2008, respectively, was approximately as follows:

	2010	2009	2008
Commercial
Large Aircraft	20%	18%	17%
Regional and Business Aircraft	8%	7%	9%
Helicopter	7%	7%	8%
Other	5%	4%	5%

Total Commercial	40%	36%	39%
Military and Space
Aircraft	27%	26%	21%
Helicopter	20%	22%	22%
Engineering Services	9%	12%	13%
Space and Other	4%	4%	5%

Total Military and Space	60%	64%	61%

Total	100%	100%	100%

The Company is dependent on various aircraft and helicopter programs including Boeing commercial and military aircraft programs, United Technologies (Sikorsky Blackhawk helicopter program) and Raytheon military programs. Sales to these programs, as a percentage of total sales, for 2010, 2009 and 2008, respectively, were approximately as follows:

	2010	2009	2008
Boeing Commercial and Military Aircraft	26%	32%	32%
United Technologies (Sikorsky Blackhawk Helicopter)	7%	7%	2%
Raytheon Military Programs	12%	8%	8%
All Other	55%	53%	58%

Total	100%	100%	100%

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share in 2010, 2009 and 2008 , respectively, were as follows:

	2010	2009	2008
Sales (in $000’s)	$408,406	$430,748	$403,803
Gross Profit % of Sales	19.6%	18.3%	20.3%
SG&A Expense % of Sales	13.1%	11.5%	12.5%
Effective Tax Rate	19.7%	26.0%	23.1%
Diluted Earnings Per Share	$1.87	$0.97	$1.23

Net sales in 2010 were $408,406,000, compared to net sales of $430,748,000 for 2009. The decrease in net sales in 2010 from 2009 was primarily due to lower sales of engineering services and lower product sales for military helicopters, partially offset by growth in product sales of commercial aircraft programs.

Gross profit, as a percent of sales, increased to 19.6% in 2010 from 18.3% in 2009. Gross profit margins in 2010 were negatively impacted by approximately $4,948,000, or 1.8 percentage points, due to start-up and development costs on several new programs which generated approximately $10,448,000 in sales. In addition, gross profit for 2010 was favorably impacted by an adjustment to operating expense of approximately $1,285,000, or 0.3 percentage points, relating to the reversal of certain accounts payable accruals recorded in prior periods. The Company determined that certain accounts payable that were accrued during the period from 2004 to 2010, in fact had been paid or were not otherwise owed to suppliers. The Company assessed the materiality of this reversal and concluded it was immaterial to previously reported annual and interim amounts. Gross profit margin in 2009 was negatively impacted by inventory reserves and valuation adjustments of $5,141,000 and a liability recorded for uncollected sales tax from customers of $617,000.

Selling, general and administrative (“SG&A”) expense increased to $53,678,000, or 13.1% of sales in 2010, compared to $49,615,000, or 11.5% of sales in 2009. The increase in SG&A expense was primarily due to higher expenses from the amortization of intangible assets of approximately $1,142,000, higher compensation costs and increased investments in product development programs. SG&A expenses in 2009 were favorably impacted by a reduction in environmental reserves of $2,241,000.

Interest expense was lower in 2010, due to lower debt levels. Income tax expense increased in 2010 due to higher income before taxes, partially offset by a lower effective tax rate.

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

Revenue Recognition

The Company recognizes product sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue from products sold under long-term contracts is recognized by the Company on the same basis as other sale transactions using the unit of delivery method. The Company recognizes revenue on the sale of services (including prototype products) based on the type of contract: time and materials, cost-plus reimbursement and firm-fixed price. Revenue is recognized (i) on time and materials contracts as time is spent at hourly rates, which are negotiated with customers, plus the cost of any allowable materials and out-of-pocket expenses, (ii) on cost-plus reimbursement contracts based on direct and indirect costs incurred plus a negotiated profit calculated as a percentage of cost, a fixed amount or a performance-based award fee, and (iii) on fixed-price service contracts on the percentage-of-completion method measured by the percentage of costs incurred to estimated total costs.

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

Accounting for Stock-Based Compensation

The Company uses a Black-Scholes valuation model in determining the stock-based compensation expense for options, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. The Company has one award population with an option vesting term of four years. The Company estimated the forfeiture rate based on its historic experience.

For performance and restricted stock units, the Company calculates compensation expense, net of an estimated forfeiture rate, on a straight line basis over the requisite service/performance period of the awards. The performance stock units vest based on a three-year cumulative performance cycle. The restricted stock units, vest over various periods of time ranging from one to five years. The Company estimates the forfeiture rate based on its historic experience.

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

Environmental Liabilities

Environmental liabilities are recorded when environmental assessments and/or remedial efforts are probable and costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. Further, the Company reviews and updates its environmental accruals as circumstances change and/or additional information is obtained that reasonably could be expected to have a meaningful effect on the outcome of a matter or the estimated cost thereof.

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

Results of Operations

2010 Compared to 2009

Net sales in 2010 were $408,406,000, compared to net sales of $430,748,000 for 2009. Net sales in 2010 decreased 5% from 2009 primarily due to approximately $17,500,000 decrease in sales of engineering services and lower product sales for military helicopters (primarily Apache and Chinook helicopters), partially offset by growth in product sales of large and regional jet commercial aircraft programs. The Company’s mix of business in 2010 was approximately 60% military and space and 40% commercial, compared to 64% military and space and 36% commercial in 2009.

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon, United Technologies and the United States government. During 2010 and 2009, sales to Boeing, Raytheon, United Technologies and the United States government were as follows:

December 31,	2010	2009
(In thousands)
Boeing	$107,466	$133,007
Raytheon	48,198	34,009
United Technologies	30,680	42,117
United States government	16,875	29,224

Total	$203,219	$238,357

At December 31, 2010, trade receivables from Boeing, Raytheon, United Technologies and the United States government were $9,685,000, $4,520,000, $2,049,000 and $1,262,000, respectively. The sales and receivables relating to Boeing, Raytheon, United Technologies and the United States government are diversified over a number of different commercial, military and space programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military and space programs were approximately $244,485,000, or 60% of total sales, compared to $275,304,000, or 64% of total sales, in 2009. The decrease in military and space sales in 2010 was primarily due to lower sales of engineering services and lower product sales for military helicopters.

Military and space product sales during 2010 and 2009 included the following programs:

December 31,	2010	2009
(In thousands)
Blackhawk	$42,646	$37,699
C-17	36,198	42,198
Apache	25,001	36,067
F-18	24,495	21,543
F-15	17,764	10,394
Chinook	9,726	18,642
X-47B UCAS	—	6,652
Space	2,342	2,178
Other	45,470	41,554

Military and Space Product Sales	203,642	216,927
Engineering Services	40,843	58,377

Total	$244,485	$275,304

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $163,921,000, or 40% of total sales in 2010, compared to $155,444,000, or 36% of total sales in 2009. The increase in commercial sales during 2010 compared 2009 was primarily due to an increase in demand in the regional jet and aviation markets, and an increase in commercial large aircraft, partially offset by declines in sales for commercial helicopters.

Commercial sales during 2010 and 2009 included the following programs:

December 31,	2010	2009
(In thousands)
737NG	$43,296	$42,439
777	13,825	16,395
Carson Helicopter	13,674	14,636
Other	93,126	81,974

Total	$163,921	$155,444

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of December 31, 2010, backlog believed to be firm was approximately $328,045,000, compared to $367,138,000 at December 31, 2009. The reduction in year-over-year backlog is reflective of (i) late order release on C-17 and F-15 programs and Chinook and Bell helicopter programs and (ii) declines in the engineering services business resulting from lower RDT&E budgets, reduced demand for specific engineering services as a result of increases in government in-sourcing and reduced Congressional earmarks. Approximately $225,000,000 of total backlog is expected to be delivered during 2011. The backlog at December 31, 2010 included the following programs:

	Backlog (In thousands)
	2010	2009
737NG	$61,891	$53,349
Blackhawk Helicopter	39,368	22,925
Apache Helicopter	27,299	26,064
F-18	24,692	24,807
Carson Helicopter	24,558	22,926
777	13,082	13,280
C-17	11,563	29,564
F-15	7,384	17,964

	$209,837	$210,879

Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

Gross profit, as a percent of sales, increased to 19.6% in 2010 from 18.3% in 2009. Gross profit margins in 2010 were negatively impacted by approximately $4,948,000, or 1.8 percentage points, due to start-up and development costs on several new programs which generated approximately $10,448,000 in sales. In addition, gross profit for 2010 was favorably impacted by an adjustment to operating expense of approximately $1,285,000, or 0.3 percentage points, relating to the reversal of certain accounts payable accruals recorded in prior periods. The Company determined that certain accounts payable that were accrued during the period from 2004 to 2010, in fact had been paid or were not otherwise owed to suppliers. The Company assessed the materiality of this reversal and concluded it was immaterial to previously reported annual and interim amounts. Gross profit margin in 2009 was negatively impacted by inventory reserves and valuation adjustments of $5,141,000 and a liability recorded for uncollected sales tax from customers of $617,000.

Selling, general and administrative (“SG&A”) expense increased to $53,678,000, or 13.1% of sales in 2010, compared to $49,615,000, or 11.5% of sales in 2009. The increase in SG&A expense was primarily due to higher expenses from the amortization of intangible assets of approximately $1,142,000, higher compensation costs and increased investments in product development programs. The SG&A expenses in 2009 was favorably impacted by a reduction in environmental reserves of $2,241,000.

In accordance with ASC 350 – Goodwill and Other Intangible Assets, the Company performed its required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of its businesses versus their book values. The test as of December 31, 2010 indicated that there was no impairment of goodwill during 2010. In the fourth quarter of 2009, the Company recorded a non-cash charge of

$12,936,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. The charge in 2009 reduced goodwill recorded in connection with the acquisition of Miltec. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (“WACC”), and terminal value assumptions. The WACC takes into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider risk profiles associated with growth projection risks. The terminal value assumptions are applied to the final year of discounted cash flow model. Due to many variables inherent in the estimation of a business’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis.

Interest expense was $1,805,000 in 2010, compared to $2,522,000 in 2009, primarily due to lower debt levels in 2010 compared to the previous year.

Income tax expense increased to $4,855,000 in 2010, compared to $3,577,000 in 2009. The increase in income tax expense was due to the higher income before taxes, partially offset by a lower effective income tax rate. The Company’s effective tax rate for 2010 was 19.7%, compared to 26.0% in 2009. Cash expended to pay income taxes was $2,546,000 in 2010, compared to $6,960,000 in 2009.

Net income for 2010 was $19,808,000, or $1.87 diluted earnings per share, compared to $10,183,000, or $0.97 diluted earnings per share in 2009. Net income for 2009 includes an after-tax charge of $3,444,000, or $0.33 per diluted share for the Eclipse inventory write-off and inventory valuation adjustment discussed above and a non-cash goodwill impairment charge of $7,753,000 or $0.74 per share.

2009 Compared to 2008

Net sales in 2009 were $430,748,000, compared to net sales of $403,803,000 for 2008. Net sales in 2009 increased 7% from 2008 primarily due to sales from DAS-New York, which was acquired in December 2008. Sales in 2009 from DAS-New York were $42,103,000. Excluding DAS-New York sales were lower in 2009 principally due to lower sales for the Apache helicopter and regional and business aircraft programs. The Company’s mix of business in 2009 was approximately 62% military, 36% commercial, and 2% space, compared to 59% military, 39% commercial, and 2% space in 2008.

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

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military and space programs were approximately $275,304,000, or 64% of total sales, in 2009, compared to $246,114,000, or 61% of total sales, in 2008. The increase in military sales in 2009 resulted principally from an increase in sales to the Blackhawk helicopter, primarily at DAS-New York, the X-47B UCAS and the C-17 programs at DAS and an increase in sales to the F-18 aircraft program at DTI, partially offset by a reduction in sales to the Apache helicopter program at DAS and a reduction in sales to the F-15 aircraft program at DTI.

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

Military and space sales during 2009 and 2008 included the following programs:

December 31,	2009	2008
(In thousands)
C-17	$42,198	$36,714
Blackhawk	37,699	13,054
Apache	36,067	52,480
F-18	21,543	17,542
Chinook	18,642	17,048
F-15	10,394	13,263
X-47B UCAS	6,652	—
Space	2,178	2,051
Other	41,554	35,776

Military and Space Product Sales	216,927	187,928
Engineering Services	58,377	59,186

Total	$275,304	$247,114

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

Selling, general and administrative (“SG&A”) expenses decreased to $49,615,000, or 11.5% of sales in 2009, compared to $50,548,000, or 12.5% of sales in 2008. The decrease in SG&A expense was primarily due to a reduction in environmental reserves of $2,241,000 and lower personnel costs, partially offset by a full year of expenses at DAS-New York, including the amortization of certain intangible assets of $1,487,000 for DAS-New York.

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

In the fourth quarter of 2008, the Company recorded a non-cash charge of $13,064,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. The test as of December 31, 2008 indicated the book value of Miltec exceeded the fair value of the business. The 2008 impairment charge was primarily driven by adverse equity market conditions that caused a decrease in current market multiples and the Company’s stock price as of December 31, 2008 compared with the test performed as of December 31, 2007. Thus, the impairment charge recorded in 2009 was driven by external market factors as opposed to the reduction in stock price multiples which were the primary cause for the impairment charge in 2008. The charge in both 2009 and 2008 reduced goodwill recorded in connection with the acquisition of Miltec and did not impact the Company’s normal business operations. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (“WACC”), and terminal value assumptions. The WACC takes into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider risk profiles associated with growth projection risks. The terminal value assumptions are applied to the final year of discounted cash flow model. Due to many variables inherent in the estimation of a business’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis. Prior to recording the goodwill impairment charge at Miltec, the Company tested the purchased intangible assets and other long-lived assets at the business as required by ASC 360 – Accounting for the Impairment or Disposal of Long-Lived Assets, and the carrying value of these assets was determined not to be impaired.

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

Financial Condition

Cash Flow Summary

Net cash provided by operating activities for 2010, 2009, and 2008 was $26,471,000, $30,812,000 and $28,044,000, respectively. Net cash provided by operating activities for 2010 was negatively impacted by an increase in inventory of $4,848,000 and tooling production cost of $5,215,000, primarily related to work-in-process for production jobs scheduled to ship in 2011 and afterward. Net cash provided by operating activities for 2010 was negatively impacted by a decrease in accrued liabilities of $2,695,000 (consisting primarily of a $2,464,000 decrease in customer deposits, a $1,076,000 decrease in accrued bonuses and incentives, a $423,000 decrease in deferred compensation, partially offset by $1,268,000 increase in all other accrued liabilities).

Net cash used in investing activities for 2010 of $7,104,000 included $7,106,000 of capital expenditures.

Net cash used in financing activities for 2010 of $27,728,000 included approximately $24,956,000 of repayment of borrowings and $3,147,000 of dividend payments.

Liquidity and Capital Resources

The Company is a party to a Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Union Bank, N.A., as Documentation Agent and the other lenders named therein dated June 26, 2009 (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $120,000,000 maturing on June 26, 2014. Interest is payable quarterly on the outstanding borrowings at Bank of America’s prime rate (3.25% at December 31, 2010) plus a spread (1.5% to 2.0% per annum based on the leverage ratio of the Company) or, at the election of the Company, for terms of up to six months at the LIBOR rate (0.26% at December 31, 2010 for one month LIBOR) plus a spread (2.5% to 3.0% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.50% to 0.60% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At December 31, 2010, the Company had $119,550,000 of unused lines of credit, after deducting $450,000 for outstanding standby letters of credit. The Company had no outstanding loans and was in compliance with all covenants at December 31, 2010.

The Company continues to depend on operating cash flow and the availability of its bank line of credit to provide short-term liquidity. Cash from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet the Company’s obligations during the next twelve months.

In connection with the DAS-New York acquisition in December 2008, the Company issued a promissory note in the initial principal amount of $7,000,000 with interest of 5% per annum payable annually on each anniversary of the closing date (December 23). Principal of the promissory note in the amount of $4,000,000 was paid on June 23, 2010 and $3,000,000 is payable on December 23, 2013.

The weighted average interest rate on borrowings outstanding was 4.76% at December 31, 2010, compared to 6.14% at December 31, 2009. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

The Company expects to spend approximately $12,000,000 for capital expenditures in 2011. The increase in capital expenditures in 2011 from 2010 is principally to support new contract awards at DAS and DTI and offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company plans to continue to seek attractive acquisition opportunities and to make substantial capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft programs.

The Company spent approximately $5,215,000 for tooling related investment on various sales programs in 2010. As part of the Company’s strategic direction in moving to a Tier 2 supplier additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.

Dividends are subject to the approval of the Board of Directors, and will depend upon the Company’s results of operations, cash flows and financial position. The Company expects to continue to pay dividends of $0.075 per quarter per common share in 2011.

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

As of December 31, 2010, the Company expects to make the following payments on its contractual obligations (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$3,280	$187	$3,093	$—	$—
Operating leases	15,337	4,882	6,762	2,477	1,216
Pension liability	10,247	788	1,759	2,010	5,690
Liabilities related to uncertain tax positions	1,507	221	503	783	—
Future interest on notes payable and long-term debt	450	150	300	—	—

Total	$30,821	$6,228	$12,417	$5,270	$6,906

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $1,509,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based upon currently available information, the Company has established a reserve for its estimated liability in connection with the landfills in the approximate amount of $1,090,000. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued updated guidance on the use of the milestone method of revenue recognition that applies to research and development transactions in which one or more payments are contingent upon achieving uncertain future events or circumstances. This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently evaluating the impact of this guidance, and it has not yet determined the impact of the standard on its financial position or results of operations, if any.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company had no material market risk disclosures as of December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting as of December 31, 2010 is included under Item 15(a)(1) of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The information under the caption “Election of Directors” in the 2011 Proxy Statement is incorporated herein by reference.

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

Name (Age)	Positions and Offices Held With Company (Year Elected)	Other Business Experience (Past Five Years)
Kathryn M. Andrus (42)	Vice President, Internal Audit (2008)	Director of Internal Audit (2005-2008); Senior Manager Internal Controls and Compliance of Unified Western Grocers, Inc. (2003-2005)

Joseph P. Bellino (60)	Vice President and Chief Financial Officer (2008)	Executive Vice President and CFO of Kaiser Aluminum Corporation (2006-2008); CFO and Treasurer of Steel Technologies (1997-2006)

Donald C. DeVore (48)	Vice President and Treasurer (2008)	Senior Vice President Finance and IT of Ducommun AeroStructures, Inc. (2001-2008)

James S. Heiser (54)	Vice President (1990), General Counsel (1988), and Secretary (1987)	Chief Financial Officer (1996-2006) and Treasurer (1995-2006)

Michael G. Pollack (51)	Vice President of Sales and Marketing (2010)	Vice President of Sales and Marketing of Ducommun AeroStructures, Inc. (2004-2010); Vice President of Sales and Marketing Ducommun Technologies, Inc. (2008-2010)

Anthony J. Reardon (60)	Chief Executive Officer (2010), President (2008)	President of Ducommun AeroStructures, Inc. (2003-2007)

Rosalie F. Rogers (49)	Vice President, Human Resources (2008)	Vice President, Human Resources of Ducommun AeroStructures, Inc. (2006-2008); Sr. Vice President of Seven Worldwide, Inc. (1998-2006)

Samuel D. Williams (62)	Vice President (1991) and Controller (1988)	—

Audit Committee and Audit Committee Financial Expert

The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2011 Proxy Statement is incorporated herein by reference.

Compliance With Section 16(a) of the Exchange Act

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Ethics” in the 2011 Proxy Statement is incorporated herein by reference.

Changes to Procedures to Recommend Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Election of Directors” in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Principal Accountant Fees and Services” contained in the 2011 Proxy Statement is incorporated herein by reference.

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

3. Exhibits

See Item 15(b) for a list of exhibits.	77 -80

Signatures	81 - 82

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ducommun Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ducommun Incorporated and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 15(a)(1). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Los Angeles, California

February 21, 2011

Ducommun Incorporated

Consolidated Statements of Income

Year Ended December 31,	2010	2009	2008
(In thousands, except per share amounts)
Sales and Service Revenues
Product sales	$367,563	$372,371	$344,617
Service revenues	40,843	58,377	59,186

Net Sales	408,406	430,748	403,803

Operating Costs and Expenses:
Cost of product sales	296,104	305,705	273,974
Cost of service revenues	32,156	46,210	47,926
Selling, general and administrative expenses	53,678	49,615	50,548
Goodwill impairment	—	12,936	13,064

Total Operating Costs and Expenses	381,938	414,466	385,512

Operating Income	26,468	16,282	18,291
Interest Expense	(1,805)	(2,522)	(1,242)

Income Before Taxes	24,663	13,760	17,049
Income Tax Expense	(4,855)	(3,577)	(3,937)

Net Income	$19,808	$10,183	$13,112

Earnings Per Share:
Basic earnings per share	$1.89	$0.97	$1.24
Diluted earnings per share	$1.87	$0.97	$1.23
Weighted Average Number of Common Shares Outstanding:
Basic	10,488,000	10,461,000	10,563,000
Diluted	10,596,000	10,510,000	10,649,000

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Balance Sheets

December 31,	2010	2009
(In thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$10,268	$18,629
Accounts receivable (less allowance for doubtful accounts of $415 and $570)	47,949	48,378
Unbilled receivables	3,856	4,207
Inventories	72,597	67,749
Production cost of contracts	16,889	12,882
Deferred income taxes	5,085	4,794
Other current assets	4,748	7,452

Total Current Assets	161,392	164,091
Property and Equipment, Net	59,461	60,923
Goodwill	100,442	100,442
Other Assets	24,157	28,453

	$345,452	$353,909

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$187	$4,963
Accounts payable	39,925	39,434
Accrued liabilities	31,174	33,869

Total Current Liabilities	71,286	78,266
Long-Term Debt, Less Current Portion	3,093	23,289
Deferred Income Taxes	7,691	7,732
Other Long-Term Liabilities	9,197	10,736

Total Liabilities	91,267	120,023

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 10,650,443 shares in 2010 and 10,593,726 shares in 2009	106	106
Treasury stock — held in treasury 143,300 shares in 2010 and 2009	(1,924)	(1,924)
Additional paid-in capital	61,684	58,498
Retained earnings	197,421	180,760
Accumulated other comprehensive loss	(3,102)	(3,554)

Total Shareholders’ Equity	254,185	233,886

	$345,452	$353,909

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income/ (Expense)	Total Shareholders’ Equity
(In thousands, except share data)
Balance at December 31, 2007	10,549,253	105	53,444	162,192	—	(1,690)	214,051
Comprehensive income:
Net income				13,112			13,112
Equity adjustment for additional pension liability, net of tax						(2,309)
Equity adjustment for cash flow hedge mark-to-market adjustment, net of tax						(433)	(2,742)

							10,370
Cash Dividends				(1,586)			(1,586)
Common stock repurchased for treasury	(69,000)				(986)	—	(986)
Stock options exercised	32,750	1	523	—		—	524
Stock repurchased related to the exercise of stock options	(1,417)	—	(39)	—		—	(39)
Stock Based Compensation			2,623				2,623
Income tax provision related to the exercise of nonqualified stock options	—	—	(511)	—		—	(511)

Balance at December 31, 2008	10,511,586	$106	$56,040	$173,718	$(986)	$(4,432)	$224,446
Comprehensive income:
Net income				10,183			10,183
Equity adjustment for additional pension liability, net of tax						494
Equity adjustment for cash flow hedge mark-to-market adjustment, net of tax						384	878

							11,061
Cash Dividends				(3,141)			(3,141)
Common stock repurchased for treasury	(74,300)				(938)	—	(938)
Stock options exercised	19,416	—	44	—		—	44
Stock repurchased related to the exercise of stock options	(6,276)	—	(105)	—		—	(105)
Stock Based Compensation			2,404				2,404
Income tax benefit related to the exercise of nonqualified stock options	—	—	115	—		—	115

Balance at December 31, 2009	10,450,426	$106	$58,498	$180,760	$(1,924)	$(3,554)	$233,886
Comprehensive income:
Net income				19,808			19,808
Equity adjustment for additional pension liability, net of tax						44
Equity adjustment for cash flow hedge mark-to-market adjustment, net of tax						408	452

							20,260
Cash Dividends				(3,147)			(3,147)
Stock options exercised	77,156	—	769	—		—	769
Stock repurchased related to the exercise of stock options	(20,439)	—	(404)	—		—	(404)
Stock Based Compensation			2,517				2,517
Income tax benefit related to the exercise of nonqualified stock options	—	—	304	—		—	304

Balance at December 31, 2010	10,507,143	$106	$61,684	$197,421	$(1,924)	$(3,102)	$254,185

Ducommun Incorporated

Consolidated Statements of Cash Flows

Year Ended December 31,	2010	2009	2008
(In thousands)
Cash Flows from Operating Activities:
Net Income	$19,808	$10,183	$13,112
Non-Cash (Income)/Expenses:
Depreciation and amortization	13,597	13,550	10,477
Impairment of goodwill	—	12,936	13,064
Stock-based compensation expense	2,517	2,404	2,623
Deferred income tax provision/(benefit)	(495)	1,819	(4,459)
Income tax benefit from stock-based compensation	304	115	87
(Recovery of)/Provision for doubtful accounts	(155)	(1,124)	1,302
Other - (increase)/decrease	384	(525)	1,079
Changes in Assets and Liabilities:
Accounts receivable - decrease/(increase)	584	2,836	(6,235)
Unbilled receivable - decrease/(increase)	351	2,867	(1,459)
Inventories - decrease/(increase)	(4,848)	5,321	(6,581)
Production cost of contracts - increase	(5,215)	(4,794)	(465)
Other assets - decrease/(increase)	2,721	356	(572)
Accounts payable - increase/(decrease)	491	4,076	(433)
Accrued and other liabilities - (decrease)/increase	(3,573)	(19,208)	6,504

Net Cash Provided by Operating Activities	26,471	30,812	28,044

Cash Flows from Investing Activities:
Purchase of property and equipment	(7,106)	(7,689)	(12,418)
Acquisition of businesses, net of cash acquired	—	—	(39,283)
Proceeds from sale of assets	2	2	7

Net Cash Used in Investing Activities	(7,104)	(7,687)	(51,694)

Cash Flows from Financing Activities:
Repayment of long-term debt	(24,956)	(2,454)	(2,400)
Cash dividends paid	(3,147)	(3,141)	(1,586)
Debt issue cost paid	—	(1,409)	—
Repurchase of stock	—	(938)	(986)
Net cash effect of exercise related to stock options	366	(62)	484
Excess tax benefit from stock-based compensation	9	—	75

Net Cash Used in Financing Activities	(27,728)	(8,004)	(4,413)

Net Decrease in Cash and Cash Equivalents	(8,361)	15,121	(28,063)
Cash and Cash Equivalents - Beginning of Period	18,629	3,508	31,571

Cash and Cash Equivalents - End of Period	$10,268	$18,629	$3,508

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,799	$2,222	$1,243
Taxes paid	$2,546	$6,960	$7,618

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

Subsequent Events

In connection with the preparation of the consolidated financial statements, the Company has evaluated subsequent events through February 21, 2011 which is the date the financial statements were issued.

Cash Equivalents

Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. The cost of these investments approximates fair value.

Revenue Recognition

The Company recognizes product sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue from products sold under long-term contracts is recognized by the Company on a comparable basis to other sale transactions using the units of delivery method. The Company also recognizes revenue on the sale of services (including prototype products) based on the type of contract: time and materials, cost-plus reimbursement and firm-fixed price. Revenue is recognized (i) on time and materials contracts as time is spent at hourly rates, which are negotiated with customers, plus the cost of any allowable materials and out-of-pocket expenses, (ii) on cost plus reimbursement contracts based on direct and indirect costs incurred plus a negotiated profit calculated as a percentage of cost, a fixed amount or a performance-based award fee, and (iii) on fixed-price service contracts on the percentage-of-completion method measured by the percentage of costs incurred to estimated total costs.

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

Environmental Liabilities

Environmental liabilities are recorded when environmental assessments and/or remedial efforts are probable and costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. Further, the Company reviews and updates its environmental accruals as circumstances change and/or additional information is obtained that reasonably could be expected to have a meaningful effect on the outcome of a matter or the estimated cost thereof.

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

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Basic weighted average shares outstanding	10,488,000	10,461,000	10,563,000
Dilutive potential common shares	108,000	49,000	86,000

Diluted weighted average shares outstanding	10,596,000	10,510,000	10,649,000

The numerator used to compute diluted earnings per share is as follows:

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Net earnings (total numerator)	$19,808,000	$10,183,000	$13,112,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Stock options and stock units	435,600	791,400	543,600

Comprehensive Income

Certain items such as unrealized gains and losses on certain hedging instruments and pension liability adjustments are presented as separate components of shareholders’ equity. The current period change in these items is included in other comprehensive loss and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a pension liability adjustment of $3,102,000, net of tax, at December 31, 2010, compared to a pension liability adjustment of $3,146,000 net of tax, and an interest rate hedge mark-to-market adjustment of $408,000, net of tax, at December 31, 2009.

Recent Accounting Pronouncements

In April 2010, the FASB issued updated guidance on the use of the milestone method of revenue recognition that applies to research and development transactions in which one or more payments are contingent upon achieving uncertain future events or circumstances. This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently evaluating the impact of this guidance, and it has not yet determined the impact of the standard on its financial position or results of operations, if any.

Use of Estimates

Certain amounts and disclosures included in the consolidated financial statements require management to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

(Unaudited)
Year Ended December 31,	2008
(In thousands, except per share amounts)
Net sales	$446,148
Net earnings	7,318
Basic earnings per share	0.69
Diluted earnings per share	0.69

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

Note 3. Inventories

Inventories consist of the following:

December 31,	2010	2009
(In thousands)
Raw materials and supplies	$13,155	$18,547
Work in process	61,295	65,565
Finished goods	6,903	4,353

	81,353	88,465
Less progress payments	8,756	20,716

Total	$72,597	$67,749

Note 4. Property and Equipment

Property and equipment consist of the following:

December 31,	2010	2009	Range of Estimated Useful Lives
(In thousands)
Land	$11,333	$11,333
Buildings and improvements	34,067	33,501	5 -40 Years
Machinery and equipment	95,371	92,846	2 -20 Years
Furniture and equipment	21,267	20,518	2 -10 Years
Construction in progress	3,362	4,123

	165,400	162,321
Less accumulated depreciation and amortization	105,939	101,398

Total	$59,461	$60,923

Depreciation expense was $8,413,000, $8,714,000 and $8,378,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 5. Goodwill and Other Intangible Assets

The carrying amounts of goodwill for the years ended December 31, 2010 and December 31, 2009 are as follows:

	Ducommun AeroStructures	Ducommun Technologies	Total Ducommun
(In thousands)
Balance at December 31, 2009	$56,595	$43,847	$100,442
Goodwill impairment and adjustment	—	—	—

Balance at December 31, 2010	$56,595	$43,847	$100,442

Other intangible assets at December 31, 2010 related to acquisitions are amortized on the straight-line method over periods ranging from one to fourteen years. The fair value of other intangible assets was determined by management and consists of the following:

	December 31, 2010			December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$24,200	$5,400	$18,800	$24,200	$2,678	$21,522
Trade names	4,050	2,270	1,780	4,050	1,689	2,361
Non-compete agreements	2,743	2,605	138	2,743	2,047	696
Contract renewal	1,845	571	1,274	1,845	440	1,405
Backlog	1,153	1,153	—	1,153	1,153	—

Total	$33,991	$11,999	$21,992	$33,991	$8,007	$25,984

The carrying amount of other intangible assets as of December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Ducommun AeroStructures	$19,730	$4,168	$15,562	$19,730	$1,539	$18,191
Ducommun Technologies	14,261	7,831	6,430	14,261	6,468	7,793

Total	$33,991	$11,999	$21,992	$33,991	$8,007	$25,984

Amortization expense of other intangible assets was $3,992,000, $2,850,000 and $1,585,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Future amortization expense is expected to be as follows:

	Ducommun AeroStructures	Ducommun Technologies	Total Ducommun
(In thousands)
2011	$2,867	$898	$3,765
2012	2,828	851	3,679
2013	2,219	850	3,069
2014	1,690	851	2,541
2015	1,360	851	2,211
Thereafter	4,598	2,129	6,727

	$15,562	$6,430	$21,992

Note 6. Accrued Liabilities

Accrued liabilities consist of the following:

December 31,	2010	2009
(In thousands)
Accrued compensation	$20,898	$22,158
Accrued income tax and sales tax	3,062	413
Customer deposits	1,605	4,069
Accrued insurance costs	1,053	1,465
Customer claims	1,005	1,103
Provision for contract cost overruns	348	415
Other	3,203	4,246

Total	$31,174	$33,869

Note 7. Long-Term Debt

Long-term debt is summarized as follows:

December 31,	2010	2009
(In thousands)
Bank credit agreement	$—	$20,000
Notes and other liabilities for acquisitions	3,280	8,252

Total debt	3,280	28,252
Less current portion	187	4,963

Total long-term debt	$3,093	$23,289

Future long-term debt payments are as follows:

(In thousands)	Long-Term Debt
2012	$39
2013	3,054

Total	$3,093

The Company is a party to a Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Union Bank, N.A., as Documentation Agent and the other lenders named therein dated June 26, 2009 (the “Credit Agreement”). The Credit Agreement provides for an unsecured revolving credit line of $120,000,000 maturing on June 26, 2014. Interest is payable quarterly on the outstanding borrowings at Bank of America’s prime rate (3.25% at December 31, 2010) plus a spread (1.5% to 2.0% per annum based on the leverage ratio of the Company)

or, at the election of the Company, for terms of up to six months at the LIBOR rate (0.26% at December 31, 2010 for one month LIBOR) plus a spread (2.5% to 3.0% per annum depending on the leverage ratio of the Company). The Credit Agreement includes minimum fixed charge coverage, maximum leverage and minimum net worth covenants, an unused commitment fee (0.50% to 0.60% per annum depending on the leverage ratio of the Company), and limitations on future dispositions of property, repurchases of common stock, dividends, outside indebtedness, and acquisitions. At December 31, 2010, the Company had $119,550,000 of unused lines of credit, after deducting $450,000 for outstanding standby letters of credit. The Company had no outstanding loans and was in compliance with all covenants at December 31, 2010.

In connection with the DAS-New York acquisition in December 2008, the Company issued a promissory note in the initial principal amount of $7,000,000 with interest of 5% per annum payable annually on each anniversary of the closing date (December 23). Principal of the promissory note in the amount of $4,000,000 was paid on June 23, 2010 and $3,000,000 is payable December 23, 2013.

The weighted average interest rate on borrowings outstanding was 4.76% at December 31, 2010, compared to 6.14% at December 31, 2009. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 8. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At December 31, 2010 and 2009, no preferred shares were issued or outstanding.

At December 31, 2010, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company did not repurchase in the open market any of its common stock during 2010. The Company repurchased in the open market 74,300 shares, or $938,000 of its common stock in 2009. The Company repurchased in the open market 69,000 shares, or $986,000 of its common stock in 2008.

Note 9. Stock Options

The Company has three stock option or incentive plans. Stock awards may be made to directors, officers and key employees under the stock plans on terms determined by the Compensation Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. Stock options have been and may be granted to directors, officers and key employees under the stock plans at prices not less than 100% of the market value on the date of grant, and expire not more than ten years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. In 2010, performance stock units were awarded to ten officers and key employees, and restricted stock units were awarded to seven directors. In 2009, performance stock units were awarded to eight officers and key employees. In 2008, performance stock units were awarded to four officers and restricted stock units were awarded to one officer.

The Company applies fair value accounting for stock-based compensation based on the grant-date fair value estimated using a Black-Scholes valuation model. The Company recognizes compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. The Company has one award population with an option vesting term of four years. The Company estimates the forfeiture rate based on its historic experience. Tax benefits realized from stock award exercise gains in excess of stock-based compensation expense recognized for financial statement purposes are reported as cash flows from financing activities rather than as operating cash flows.

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

The fair value of each share-based payment award was estimated using the following assumptions and weighted average fair values as follows:

	Stock Options (1)
Year Ended December 31,	2010	2009	2008
Weighted average fair value of grants	$6.43	$7.16	$10.51
Risk-free interest rate	1.99%	2.72%	3.42%
Dividend yield	1.66%	1.68%	0.00%
Expected volatility	42.90%	43.14%	35.52%
Expected life in months	66	65	65

(1)	The fair value calculation was based on stock options granted during the period.

Option activity during the three years ended December 31, 2010 was as follows:

	2010		2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31	817,500	$21.070	681,500	$22.128	583,875	$21.079
Options granted	190,950	18.040	199,000	17.952	190,000	24.416
Options exercised	(45,850)	16.797	(2,750)	15.721	(32,750)	15.975
Options forfeited	(32,750)	21.231	(60,250)	22.983	(59,625)	22.518

Outstanding at December 31	929,850	$20.654	817,500	$21.070	681,500	$22.128

Exerciseable at December 31	511,900	$21.538	409,375	$21.206	295,500	$20.547

Available for grant at December 31	406,310		37,655		206,225

As of December 31, 2010, total unrecognized compensation cost (before tax benefits) related to stock options of $2,293,000 is expected to be recognized over a weighted-average period of 2.4 years. The total options vested and expected to vest in the future are 929,850 shares with a weighted average exercise price of $20.65 and a weighted average remaining contractual term of 4.02 years. The aggregate intrinsic value for these options is approximately $2,145,000.

Cash received from options exercised in the years ended December 31, 2010, 2009 and 2008 was $769,000, $44,000 and $484,000, respectively. The tax benefit realized for the tax deductions from options exercised of the share-based payment awards totaled $304,000, $115,000 and $162,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Nonvested stock options at December 31, 2009 and changes through the year ended December 31, 2010 were as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2009	408,125	$9.26
Granted	190,950	6.43
Vested	(161,000)	9.44
Forfeited	(20,125)	8.88

Nonvested at December 31, 2010	417,950	$7.92

The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock price on the last trading day of 2010 and the exercise prices of outstanding stock options, multiplied by the number of in-the-money stock options as of the same date. This represents the total amount before tax withholdings that would have been received by stock option holders if they had all exercised the stock options on December 31, 2010. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2010, 2009 and 2008 was $759,000, $8,000 and $404,000, respectively. Total fair value of options expensed was $2,517,000, $2,404,000 and $2,623,000, before tax benefits, for the year ended December 31, 2010, 2009 and 2008, respectively.

Note 10. Employee Benefit Plans

The Company has three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers one former executive. The accumulated benefit obligations under these plans at December 31, 2010 and December 31, 2009 were $1,490,000 and $1,637,000, respectively, which are included in accrued liabilities.

The Company sponsors, for all its employees, two 401(k) defined contribution plans. The first plan covers all employees, other than employees at the Company’s Miltec subsidiary, and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan the Company generally provides a match equal to 50% of the employee’s contributions up to the first 6% of compensation, except for union employees who are not eligible to receive the match. The second plan covers only the employees at the Company’s Miltec subsidiary and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 100% of their compensation or limits established by the Internal Revenue Code. Under this plan, Miltec generally (i) provides a match equal to 100% of the employee’s contributions up to the first 5% of compensation, (ii) contributes 3% of an employee’s compensation annually, and (iii) contributes, at the Company’s discretion, 0% to 7% of an employee’s compensation annually. The Company’s provision for matching and profit sharing contributions for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 were approximately $3,477,000, $4,207,000 and $4,472,000, respectively.

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

Year Ended December 31,	2010	2009	2008
(In thousands)
Service cost	$463	$469	$500
Interest cost	894	880	831
Expected return on plan assets	(932)	(689)	(910)
Amortization of actuarial losses	371	486	96

Net periodic post retirement benefits cost	$796	$1,146	$517

The estimated net actuarial loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic cost during 2011 is $375,000.

The obligations and funded status of the defined benefit pension plan are as follows:

	2010	2009
(In thousands)
Change in benefit obligation (1)
Beginning benefit obligation (January 1)	$15,564	$13,898
Service cost	463	469
Interest cost	894	880
Actuarial loss	740	899
Benefits paid	(582)	(582)

Benefit obligation (December 31)	$17,079	$15,564

Change in plan assets
Beginning fair value of plan assets (January 1)	$10,148	$7,159
Return on assets	1,375	1,925
Employer contribution	1,078	1,646
Benefits paid	(582)	(582)

Fair value of plan assets (December 31)	$12,019	$10,148

Funded status	$(5,060)	$(5,416)

Amounts recognized in the Statement of Financial Position as noncurrent liabilities	$(5,060)	$(5,416)

Unrecognized loss included in accumulated other comprehensive loss
Unrecognized loss (January 1), before tax	$5,250	$6,072
Amortization	(371)	(486)
Liability loss	740	899
Asset (gain)/loss	(443)	(1,235)

Unrecognized loss (December 31), before tax	$5,176	$5,250
Tax impact	(2,074)	(2,104)

Unrecognized loss included in accumulated other comprehensive loss, net of tax	$3,102	$3,146

Accrued benefit cost included in other liabilities	$118	$(164)

(1)	Projected benefit obligation equals the accumulated benefit obligation for this plan.

On December 31, 2010, the Company’s annual measurement date, the accumulated benefit obligation exceeded the fair value of the pension plan assets by $5,060,000. Such excess is referred to as an unfunded accumulated benefit obligation. The Company recognized a pension liability at December 31, 2010 and December 31, 2009 of $3,102,000 net of tax, and

$3,146,000, net of tax, respectively, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be decreased or be eliminated if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. During the year ended, December 31, 2010, the pension liability decreased by $44,000, net of tax.

The Company’s pension plan asset allocations at December 31, 2010 and 2009, by asset category, are as follows:

December 31,	2010	2009
Equity securities	80%	79%
Cash and equivalents	13	13
Debt securities	7	8

Total	100%	100%

Plan assets consist primarily of listed stocks and bonds and do not include any of the Company’s securities. The return on assets assumption reflects the average rate of return expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We select the return on asset assumption by considering our current and target asset allocation.

Year Ended December 31, 2010	Level 1	Level 2	Level 3	Total
(In thousands)
Cash and other investments	$1,575	$—	$—	$1,575
Fixed income securities	—	816	—	816
Equities (1)	7,644	1,984	—	9,628

Total	$9,219	$2,800	$—	$12,019

(1)	Represents mutual funds and commingled accounts which invest primarily in equities, but may also hold fixed income securities, cash and other investments.

The Company’s overall investment strategy is to achieve an asset allocation within the following ranges:

Cash	0-25%
Fixed income securities	0-50%
Equities	50-95%

The following weighted-average assumptions were used to determine the net periodic benefit cost under the pension plan at:

	Pension Benefits
December 31,	2010	2009	2008
Discount rate used to determine pension expense	6.00%	6.50%	6.50%

The following weighted average assumptions were used to determine the benefit obligations under the pension plan for:

	Pension Benefits
Year Ended December 31,	2010	2009	2008
Discount rate used to determine value of obligations	5.50%	6.00%	6.50%
Long term rate of return	8.50%	9.00%	9.00%

The following benefit payments under the pension plan, which reflect expected future service, as appropriate, are expected to be paid:

Pension Payments
1/1/2011-12/31/2011	$788,000
1/1/2012-12/31/2012	835,000
1/1/2013-12/31/2013	924,000
1/1/2014-12/31/2014	973,000
1/1/2015-12/31/2015	1,037,000
1/1/2016-12/31/2020	5,691,000

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

The Company’s funding policy is to contribute cash to its pension plan so that the minimum contribution requirements established by government funding and taxing authorities are met. The Company expects to make a contribution of $591,000 to the pension plan in 2011.

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

Note 12. Leases

The Company leases certain facilities and equipment for periods ranging from one to eight years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2010, 2009 and 2008 was $6,208,000, $5,963,000 and $4,944,000, respectively. Future minimum rental payments under operating leases having initial or remaining non-cancelable terms in excess of one year at December 31, 2010 are as follows:

(In thousands)	Lease Commitments
2011	$4,882
2012	3,740
2013	3,022
2014	1,577
2015	900
Thereafter	1,216

Total	$15,337

Note 13. Income Taxes

The provision for income tax expense/(benefit) consists of the following:

Year Ended December 31,	2010	2009	2008
(In thousands)
Current tax expense/(benefit):
Federal	$6,204	$2,253	$7,295
State	(854)	(496)	1,100

	5,350	1,757	8,395

Deferred tax expense/(benefit):
Federal	(686)	1,414	(3,650)
State	191	406	(808)

	(495)	1,820	(4,458)

Income tax expense	$4,855	$3,577	$3,937

Deferred tax assets (liabilities) are comprised of the following:

December 31,	2010	2009
(In thousands)
Allowance for doubtful accounts	$160	$214
Contract overrun reserves	134	137
Deferred compensation	401	485
Employment-related reserves	2,130	2,069
Environmental reserves	999	986
Interest rate swap	—	272
Inventory reserves	2,506	3,107
Pension obligation	2,074	2,104
State net operating loss carryforwards	385	383
State tax credit carryforwards	1,455	1,022
Stock-based compensation	3,050	2,223
Workers’ compensation	145	207
Other	557	1,034

	13,996	14,243
Depreciation	(4,122)	(4,034)
Goodwill	(4,873)	(2,966)
Intangibles	(5,230)	(7,410)
Purchase accounting adjustment - inventory	(415)	(415)
Unbilled receivables	(776)	(1,655)
Valuation allowance	(1,323)	(700)

Net deferred tax assets (liabilities)	$(2,743)	$(2,937)

The Company has state tax credit carryforwards of $3.2 million, which begin to expire in 2017, and state net operating losses of $9.8 million, which begin to expire in 2011. Management has recorded benefits for those carryforwards it expects to be utilized on tax returns filed in the future.

Management has established a valuation allowance for items that are not expected to provide future tax benefits. Management believes it is more likely than not that the Company will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation between expected and effective tax rates are as follows:

Year Ended December 31,	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	0.3	(0.7)	2.3
Benefit of research and development tax credits	(6.2)	(8.4)	(10.6)
Benefit of qualified domestic production activities	(3.5)	(1.6)	(3.4)
Unremitted earnings/losses of foreign subsidiary	(0.5)	1.4	0.4
Reduction of tax reserves	(7.4)	—	—
Book income not subject to tax	(0.8)	—	—
Increase in valuation allowance	2.4	—	—
Other	0.4	0.3	(0.6)

Effective Income Tax Rate	19.7%	26.0%	23.1%

During 2010, the Company reduced certain tax reserves which were previously established for identified exposures. The decision to release the reserves was based upon events occurring during the year, including the expiration of tax statutes of limitations.

The deduction for qualified domestic production activities is treated as a “special deduction” which has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction is reported in the Company’s rate reconciliation.

The Company records the interest charge and penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately ($140,000), ($33,000) and ($100,000) in interest related to uncertain tax positions. The Company had approximately $163,000 and $303,000 for the payment of interest and penalties accrued at December 31, 2010 and 2009, respectively.

As of January 1, 2010, the Company’s total amount of unrecognized tax benefits was $2,573,000. This amount, if recognized, would affect the annual income tax rate.

During 2010, the Company had recognized $1,620,000 of previously unrecognized tax benefit as a result of the expiration of various statutes of limitation. At December 31, 2010, the Company’s total amount of unrecognized tax benefits was $1,343,000, which if recognized, would affect the annual income tax rate. During the next year, the Company expects the liability for uncertain tax positions to increase by amounts similar to the additions that occurred in 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Balance at January 1,	$2,573,000	$2,014,000
Additions based on tax positions related to the current year	307,000	707,000
Additions for tax positions for prior years	83,000	122,000
Reductions for tax positions of prior years	(1,620,000)	(270,000)
Settlements	—	—

Balance at December 31,	$1,343,000	$2,573,000

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $1,509,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based upon currently available information, the Company has established a reserve for its estimated liability in connection with the landfills in the approximate amount of $1,090,000. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon, United Technologies and the United States government. During 2010 and 2009, sales to Boeing, Raytheon, United Technologies and the United States government were as follows:

December 31,	2010	2009
(In thousands)
Boeing	$107,466	$133,007
Raytheon	48,198	34,009
United Technologies	30,680	42,117
United States government	16,875	29,224

Total	$203,219	$238,357

At December 31, 2010, trade receivables from Boeing, Raytheon, and United Technologies and the United States government were $9,685,000, $4,520,000, $2,049,000 and $1,262,000, respectively. The sales and receivables relating to Boeing, Raytheon, United Technologies and the United States government are diversified over a number of different commercial, military and space programs.

In 2010, 2009 and 2008, sales to foreign customers worldwide were $37,970,000, $32,121,000, and $32,850,000, respectively. The Company has manufacturing facilities in Thailand and Mexico. The amounts of revenues, profitability and identifiable assets attributable to foreign sales activity were not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2010, 2009 and 2008. The Company had no sales to a foreign country greater than 3% of total sales in 2010, 2009 and 2008. The Company is not subject to any significant foreign currency risks since all sales are made in United States dollars.

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

In 2010, the Company had no impairment of goodwill. In the fourth quarter of 2009, the Company recorded a pre-tax non-cash charge of $12,936,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. In the fourth quarter of 2008, the Company recorded a pre-tax non-cash charge of $13,064,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. The test as of December 31, 2009 and 2008 indicated the book value of Miltec exceeded the fair value of the business.

Financial information by operating segment is set forth below:

Year Ended December 31,	2010	2009	2008
(In thousands)
Net Sales:
Ducommun AeroStructures	$271,572	$286,857	$251,198
Ducommun Technologies	136,834	143,891	152,605

Total Net Sales	$408,406	$430,748	$403,803

Segment Income Before Interest and Taxes (1):
Ducommun AeroStructures	$28,738	$28,823	$35,063
Ducommun Technologies	13,151	570	(4,087)

	41,889	29,393	30,976
Corporate General and Administrative Expenses	(15,421)	(13,111)	(12,685)

Operating Income	$26,468	$16,282	$18,291

Depreciation and Amortization Expenses:
Ducommun AeroStructures	$9,666	$9,655	$6,189
Ducommun Technologies	3,880	3,770	4,154
Corporate Administration	51	125	134

Total Depreciation and Amortization Expenses	$13,597	$13,550	$10,477

Capital Expenditures:
Ducommun AeroStructures	$5,150	$5,953	$9,718
Ducommun Technologies	1,904	1,724	2,592
Corporate Administration	52	12	108

Total Capital Expenditures	$7,106	$7,689	$12,418

(1)	Before certain allocated corporate overhead.

(2)	Certain expenses, previously incurred at the operating segments, are now included in the corporate general and administrative expenses as a result of the Company’s organizational changes.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

As of December 31,	2010	2009
(In thousands)
Total Assets:
Ducommun AeroStructures	$232,938	$224,923
Ducommun Technologies	93,505	98,745
Corporate Administration	19,009	30,241

Total Assets	$345,452	$353,909

Goodwill and Intangibles
Ducommun AeroStructures	$72,157	$74,786
Ducommun Technologies	50,277	51,640

Total Goodwill and Intangibles	$122,434	$126,426

Supplementary Quarterly Financial Data (Unaudited)

	2010				2009
Three Months Ended	Dec 31	Oct 2	Jul 3	Apr 3	Dec 31	Oct 3	Jul 4	Apr 4
(in thousands, except per share amounts)
Sales and Earnings
Net Sales	$101,770	$99,443	$102,937	$104,256	$105,665	$109,903	$103,825	$111,355

Gross Profit	18,549	19,937	22,343	19,318	19,261	22,538	19,728	17,306

Income Before Taxes	4,241	5,688	8,431	6,303	(6,216)	9,239	6,879	3,858
Income Tax Expense	(82)	85	(2,778)	(2,080)	3,015	(3,049)	(2,270)	(1,273)

Net Income	$4,159	$5,773	$5,653	$4,223	$(3,201)	$6,190	$4,609	$2,585

Earnings Per Share:
Basic earnings per share	$0.40	$0.55	$0.54	$0.40	$(0.31)	$0.59	$0.44	$0.25
Diluted earnings per share	$0.39	$0.55	$0.53	$0.40	$(0.31)	$0.59	$0.44	$0.25

In the second quarter of 2010, the Company’s gross profit was favorably impacted by an adjustment to operating expense of approximately $1,144,000, or 0.3 percentage point, relating to the reversal of certain accounts payable accruals recorded in prior periods.

In the fourth quarter of 2009, the Company recorded a non-cash charge of $12,936,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period

FOR THE YEAR ENDED DECEMBER 31, 2010
Allowance for Doubtful Accounts	$570,000	$345,000			$500,000		$415,000
Valuation Allowance on Deferred Tax Assets	$700,000	$623,000	(a)				$1,323,000	(b)
Inventory Reserves	$8,010,000	$2,834,000			$4,200,000		$6,644,000

FOR THE YEAR ENDED DECEMBER 31, 2009
Allowance for Doubtful Accounts	$1,694,000	$378,000			$1,502,000	(c)	$570,000
Valuation Allowance on Deferred Tax Assets	$366,000	$334,000	(d)				$700,000	(e)
Inventory Reserves	$10,158,000	$7,771,000			$9,919,000		$8,010,000

FOR THE YEAR ENDED DECEMBER 31, 2008
Allowance for Doubtful Accounts	$392,000	$1,502,000	(c)		$200,000		$1,694,000
Valuation Allowance on Deferred Tax Assets	$278,000	$88,000	(f)				$366,000
Inventory Reserves	$9,348,000	$3,959,000			$3,149,000		$10,158,000

(a)	Increase Valuation Allowance regarding intangibles ($22,000) and Arizona R&D tax credit carryforwards ($601,000).

(b)	ASC 740-10-45, “Accounting for Income Taxes,” the Valuation Allowance is allocated pro-rata between Current ($811,000) and Non-Current ($512,000).

(c)	Increase in allowance for doubtful accounts for a customer Chapter 11 Bankruptcy filing.

(d)	Increase Valuation Allowance regarding state net operating loss carryforwards ($51,000), intangible ($22,000) and Arizona R&D tax credit carryforwards ($261,000).

(e)	ASC 740-10, “Accounting for Income Taxes,” the Valuation Allowance is allocated pro-rata between Current ($411,000) and Non-Current ($289,000).

(f)	Increase Valuation Allowance regarding state net operating carryforwards ($56,000) and intangibles ($32,000).

(b)	Exhibits

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 29, 1990. Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 1990.

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 27, 1998. Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 1998.

3.3	Bylaws as amended and restated on November 5, 2009. Incorporated by reference to Exhibit 99.1 to Form 8-K November 11, 2009.

4.1	Second Amended and Restated Credit Agreement dated as of June 26, 2009 among Ducommun Incorporated, Bank of America, N.A., as Administrative Agent Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, Union Bank, N.A., as Documentation Agent, and the Lenders described herein. Incorporated by reference to Exhibit 99.1 to Form 8-K dated June 30, 2009.

4.2	Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of September 15, 2009. Among Ducommun Incorporated, Bank of America, N.A., as Administrative Agent Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, Union Bank, N.A., as Documentation Agent, and the Lenders described herein. Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2009.

*10.1	2001 Stock Incentive Plan, as amended. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 31, 2004.

*10.2	2007 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 29, 2010.

*10.3	Form of Nonqualified Stock Option Agreement, for grants to employees between January 1, 1999 and June 30, 2003, under the 2001 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999.

*10.4	Form of Nonqualified Stock Option Agreement, for nonemployee directors under the 2007 Stock Incentive Plan and the 2001 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

*10.5	Form of Nonqualified Stock Option Agreement, for grants to employees after July 1, 2003, under the 2007 Stock Incentive Plan and the 2001 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.

*10.6	Form of Memorandum Amendment to Existing Stock Option Agreements dated August 25, 2003. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2003.

*10.7	Form of Performance Stock Unit Agreement for 2008. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 6, 2007.

*10.8	Form of Performance Stock Unit Agreement for 2009 and 2010. Incorporated by reference to Exhibit 99.2 to Form 8-K dated February 5, 2009.

*10.9	Form of Performance Stock Unit Agreement for 2011 and thereafter.

*10.10	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 8, 2007.

*10.11	Form of Directors’ Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.

*10.12	Form of Key Executive Severance Agreement entered with six current executive officers of Ducommun. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2008. All of the Key Executive Severance Agreements are identical except for the name of the executive officer, the address for notice, and the date of the Agreement:

Executive Officer	Date of Agreement
Joseph P. Bellino	November 5, 2009
Joseph C. Berenato	December 31, 2007
James S. Heiser	December 31, 2007
Anthony J. Reardon	December 31, 2007
Rose F. Rogers	November 5, 2009
Samuel D. Williams	December 31, 2007

* 10.13	Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Kathryn M. Andrus	January 30, 2008
Joseph C. Berenato	November 4, 1991
Joseph P. Bellino	September 15, 2008
H. Frederick Christie	October 23, 1985
Eugene P. Conese, Jr.	January 26, 2000
Ralph D. Crosby, Jr.	January 26, 2000
Donald C. DeVore, Jr.	January 30, 2008
Robert C. Ducommun	December 31, 1985
Dean W. Flatt	November 5, 2009
Jay L. Haberland	February 2, 2009
James S. Heiser	May 6, 1987
Robert D. Paulson	March 25, 2003
Michael G. Pollack	January 4, 2010
Anthony J. Reardon	January 8, 2008
Rosalie F. Rogers	July 24, 2008
Samuel D. Williams	November 11, 1988

*10.14	Ducommun Incorporated 2010 Bonus Plan. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 15, 2011.

*10.15	Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.

*10.16	Ducommun Incorporated Executive Retirement Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended July 3, 1993.

*10.17	Ducommun Incorporated Executive Compensation Deferral Plan dated May 5, 1993. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended July 3, 1993.

*10.18	Ducommun Incorporated Executive Compensation Deferral Plan No. 2 dated October 15, 1994. Incorporated by reference to Exhibit 10.12 to Form 10-K for the year-ended December 31, 1994.

*10.19	Amendment No. 1 to Ducommun Incorporated Executive Compensation Deferral Plan No. 2 dated October 26, 2007. Incorporated by reference to Exhibit 10.18 to Form 10-K for the year-ended December 31, 2007.

*10.20	Employment Letter Agreement dated September 5, 2008 between Ducommun Incorporated and Joseph P. Bellino. Incorporated by reference to Exhibit 99.1 to Form 8-K dated September 18, 2008.

10.21	Stock Purchase Agreement Dated December 22, 2008, By and Among DynaBil Acquisition, Inc., Each of the Stockholders of DynaBil Acquisition, Inc., as Sellers, Ducommun AeroStructures, Inc., as Purchaser, and Ducommun Incorporated, as Guarantor. Incorporated by reference to Exhibit 1.1 to Form 8-K dated December 23, 2008.

11	Reconciliation of the Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

21	Subsidiaries of registrant

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates an executive compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCOMMUN INCORPORATED

Date: February 21, 2011	By:	/s/ JOSEPH P. BELLINO
Joseph P. Bellino
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2011	By:	/s/ ANTHONY J. REARDON
Anthony J. Reardon
President, Chief Executive Officer and
Chief Operating Officer
(Principal Executive Officer)

Date: February 21, 2011	By:	/s/ JOSEPH P. BELLINO
Joseph P. Bellino
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 21, 2011	By:	/s/ SAMUEL D. WILLIAMS
Samuel D. Williams
Vice President and Controller
(Principal Accounting Officer)

DIRECTORS

By:	/s/ JOSEPH C. BERENATO	Date:	February 21, 2011
Joseph C. Berenato

By:	/s/ EUGENE P. CONESE, JR.	Date:	February 21, 2011
Eugene P. Conese, Jr.

By:	/s/ RALPH D. CROSBY, JR.	Date:	February 21, 2011
Ralph D. Crosby, Jr.

By:	/s/ H. FREDERICK CHRISTIE	Date:	February 21, 2011
H. Frederick Christie

By:	/s/ ROBERT C. DUCOMMUN	Date:	February 21, 2011
Robert C. Ducommun

By:	/s/ DEAN M. FLATT	Date:	February 21, 2011
Dean M. Flatt

By:	/s/ JAY L. HABERLAND	Date:	February 21, 2011
Jay L. Haberland

By:	/s/ ROBERT D. PAULSON	Date:	February 21, 2011
Robert D. Paulson

By:	/s/ ANTHONY J. REARDON	Date:	February 21, 2011
Anthony J. Reardon