Form 10-Q
period 2011-04-02
DUCOMMUN INC /DE/
filed 2011-05-02
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 2, 2011, there were outstanding 10,533,620 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) April 2, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$1,069	$10,268
Accounts receivable	56,938	47,949
Unbilled receivables	5,083	3,856
Inventories	81,115	72,597
Production cost of contracts	17,509	16,889
Deferred income taxes	6,026	5,085
Other current assets	6,194	4,748

Total Current Assets	173,934	161,392
Property and Equipment, Net	58,976	59,461
Goodwill	101,090	100,442
Other Assets	23,510	24,157

	$357,510	$345,452

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$180	$187
Accounts payable	35,060	39,925
Accrued liabilities	26,187	31,174

Total Current Liabilities	61,427	71,286
Long-Term Debt, Less Current Portion	21,589	3,093
Deferred Income Taxes	7,971	7,691
Other Long-Term Liabilities	9,316	9,197

Total Liabilities	100,303	91,267

Commitments and Contingencies
Shareholders’ Equity:
Common stock	107	106
Treasury stock	(1,924)	(1,924)
Additional paid-in capital	62,572	61,684
Retained earnings	199,554	197,421
Accumulated other comprehensive loss	(3,102)	(3,102)

Total Shareholders’ Equity	257,207	254,185

	$357,510	$345,452

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For Three Months Ended
	April 2, 2011	April 3, 2010
Sales and Service Revenues:
Product sales	$91,333	$92,388
Service revenues	8,220	11,868

Net Sales	99,553	104,256

Operating Costs and Expenses:
Cost of product sales	74,839	75,601
Cost of service revenues	6,306	9,337
Selling, general and administrative expenses	14,149	12,463

Total Operating Costs and Expenses	95,294	97,401

Operating Income	4,259	6,855
Interest Expense, Net	(260)	(552)

Income Before Taxes	3,999	6,303
Income Tax Expense, Net	(1,076)	(2,080)

Net Income	$2,923	$4,223

Earnings Per Share:
Basic earnings per share	$0.28	$0.40
Diluted earnings per share	$0.27	$0.40
Weighted Average Number of Common Shares Outstanding:
Basic	10,526	10,465
Diluted	10,634	10,502

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For Three Months Ended
	April 2, 2011	April 3, 2010
Cash Flows from Operating Activities:
Net Income	$2,923	$4,223
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities:
Depreciation and amortization	3,411	3,457
Stock-based compensation expense	609	220
Deferred income tax benefit	(799)	(28)
Income tax benefit from stock-based compensation	229	252
Excess tax benefit from stock-based compensation	—	(9)
Recovery of doubtful accounts	(92)	(45)
Net (reduction)/increase in contract cost overruns	(18)	81
Gain on sale of assets	(331)	—
Other - decrease	72	74
Changes in Assets and Liabilities:
Accounts receivable - (increase)	(8,897)	(8,704)
Unbilled receivables - (increase)/decrease	(1,227)	(477)
Inventories - (increase)	(8,518)	(4,111)
Production cost of contracts - (increase)	(1,377)	(2,835)
Other assets - (increase)/decrease	(1,435)	2,718
Accounts payable - (decrease)	(4,865)	(5,390)
Accrued and other liabilities - (decrease)	(5,012)	(10,380)

Net Cash Used in Operating Activities	(25,327)	(20,954)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,509)	(1,459)
Acquisition of business, net of cash acquired	(400)	—
Proceeds from the sale of assets	337	—

Net Cash Used in Investing Activities	(1,572)	(1,459)

Cash Flows from Financing Activities:
Borrowings of long-term debt	18,490	6,186
Cash dividends paid	(790)	(785)
Net cash effect of exercise related to stock options	—	(120)

Net Cash Provided by Financing Activities	17,700	5,281

Net Decrease in Cash and Cash Equivalents	(9,199)	(17,132)
Cash and Cash Equivalents - Beginning of Period	10,268	18,629

Cash and Cash Equivalents - End of Period	$1,069	$1,497

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of April 2, 2011, the consolidated statements of income are unaudited for the three months ended April 2, 2011 and April 3, 2010 and the consolidated statements of cash flows are unaudited for the three months ended April 2, 2011 and April 3, 2010. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended April 2, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Basic weighted average shares outstanding	10,526,000	10,465,000
Dilutive potential common shares	110,000	37,000

Diluted weighted average shares outstanding	10,636,000	10,502,000

The numerator used to compute diluted earnings per share is as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Net earnings (total numerator)	$2,923,000	$4,223,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Three Months Ended
	April 2,	April 3,
	2011	2010
Stock options and stock units	398,000	654,000

Comprehensive Income

Certain items such as pension liability adjustments are presented as a separate component of shareholders’ equity. The current period change in pension liability is included in other comprehensive loss and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a pension liability adjustment of $3,102,000, net of tax, at April 2, 2011 and December 31, 2010.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” Under ASU 2010-29, supplemental pro forma information disclosures pertaining to acquisitions should be presented as if the business combination(s) occurred as of the beginning of the prior annual period when comparative financial statements are presented. ASU 2010-29 is effective for business combinations consummated in fiscal periods beginning after December 15, 2010.

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

Note 2. Inventories

Inventories consist of the following:

	(In thousands)
	April 2,	December 31,
	2011	2010
Raw materials and supplies	$16,080	$13,155
Work in process	65,618	61,295
Finished goods	6,932	6,903

	88,630	81,353
Less progress payments	7,515	8,756

Total	$81,115	$72,597

Note 3. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	April 2,	December 31,
	2011	2010
Bank credit agreement	$18,500	$—
Notes and other obligations for acquisitions	3,269	3,280

Total debt	21,769	3,280
Less current portion	180	187

Total long-term debt	$21,589	$3,093

At April 2, 2011, the Company had $101,000,000 of unused lines of credit, after deducting $450,000 for outstanding standby letters of credit. The Company had outstanding loans of $18,500,000 and was in compliance with all covenants at April 2, 2011. The weighted average interest rate on borrowings outstanding was 3.55% at April 2, 2011, compared to 5.94% at April 3, 2010. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 4. Shareholders’ Equity

At April 2, 2011, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors. The Company did not repurchase in the open market any of its common stock during the first quarters of 2011 or 2010.

Note 5. Employee Benefit Plans

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands)
	Three Months Ended
	April 2, 2011	April 3, 2010
Service cost	$131	$116
Interest cost	229	223
Expected return on plan assets	(279)	(233)
Amortization of actuarial loss	108	93

Net periodic post retirement benefit cost	$189	$199

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

Note 7. Income Taxes

The Company records the interest charge and penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the three months ended April 2, 2011 and April 3, 2010, the Company recognized approximately $17,000 and $34,000, respectively, in interest related to uncertain tax positions. The Company had approximately $180,000 and $163,000 for the payment of interest and penalties accrued at April 2, 2011 and December 31, 2010, respectively.

The Company’s total amount of unrecognized tax benefits was approximately $1,429,000 and $1,343,000 at April 2, 2011 and December 31, 2010, respectively. These amounts, if recognized, would affect the effective income tax rate.

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

Note 8. Contingencies

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas (the “District Court”). The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in aircraft ultimately sold to the United States government. The number of Boeing aircraft subject to the lawsuit has been reduced to 21 aircraft following the District Court’s granting of partial summary judgment in favor of Boeing and Ducommun. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. The Company intends to defend itself vigorously against the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $1,509,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based upon currently available information, the Company has established a reserve for its estimated liability in connection with the landfills in the approximate amount of $963,000. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Financial information by operating segment is set forth below:

	(In thousands)
	Three Months Ended
	April 2, 2011	April 3, 2010
Net Sales:
Ducommun AeroStructures	$72,204	$70,691
Ducommun Technologies	27,349	33,565

Total Net Sales	$99,553	$104,256

Segment Operating Income (1)
Ducommun AeroStructures	$7,067	$7,466
Ducommun Technologies	2,123	2,377

	9,190	9,843
Corporate General and Administrative Expenses (2)	(4,931)	(2,988)

Total Operating Income	$4,259	$6,855

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $1.4 million of expenses related to the LaBarge, Inc. merger agreement in the first quarter 2011.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	April 2,	December 31,
	2011	2010
Total Assets:
Ducommun AeroStructures	$244,867	$232,938
Ducommun Technologies	101,086	93,505
Corporate Administration	11,557	19,009

Total Assets	$357,510	$345,452

Note 10. Subsequent Event

On April 3, 2011, Ducommun entered into a definitive agreement to acquire all outstanding stock of LaBarge, Inc. (AMEX: LB) through the merger of a newly-formed, wholly-owned subsidiary of Ducommun with LaBarge (the “Merger”). LaBarge, with revenue of $324 million for the twelve months ended January 2, 2011, is a widely recognized electronics manufacturing supplier to the aerospace and defense industy and other high-growth industries. The acquisition will nearly double Ducommun’s revenue base, improve the Company’s position as a Tier 2 leader in both aerostructures and electronics, and bring access to new customers and markets.

Pursuant to the Merger, Ducommun will acquire all issued and outstanding shares of LaBarge at $19.25 per share in cash for a total purchase price of approximately $340 million, including the assumption of LaBarge’s outstanding debt ($30 million as of January 2, 2011). The closing of the transaction is subject to the approval of LaBarge shareholders and certain other customary conditions, including the expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

In connection with the Merger, Ducommun has entered into a commitment letter (the “Commitment Letter”) with UBS Loan Finance LLC and UBS Securities LLC, Credit Suisse Securities (USA) LLC and Credit Suisse AG (collectively, the “Committed Parties”) pursuant to which, the Committed Parties have agreed to provide and/or arrange for (i) a senior secured term loan facility to Ducommun of $190 million, (ii) a senior secured revolving loan facility to Ducommun of up to $40 million and (iii) a senior unsecured bridge loan facility to Ducommun of up to $200 million (the “Bridge Facility”). It is expected that in connection with the Merger, senior unsecured notes will be issued and sold pursuant to a high yield senior notes offering in lieu of all or a portion of any drawings under the Bridge Facility.

See the Company’s Form 8-K dated April 4, 2011 for additional information on the Merger, the Commitment Letter, and the agreements entered in connection therewith. In connection with the preparation of the consolidated financial statements, the Company has evaluated subsequent events through May 2, 2011 which is the date the financial statements were issued.

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

The Company manufactures components and assemblies principally for domestic and foreign commercial and military aircraft, helicopter and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs. The Company’s mix of military and space and commercial business in the first quarters of 2011 and 2010, respectively, was approximately as follows:

	First Quarter
	2011	2010
Commercial
Large Aircraft	21%	20%
Regional and Business Aircraft	12%	7%
Helicopter	8%	9%
Other	5%	4%

Total Commercial	46%	40%
Military and Space
Aircraft	21%	28%
Helicopter	22%	19%
Engineering Services	8%	10%
Space and Other	3%	3%

Total Military and Space	54%	60%

Total	100%	100%

The Company is dependent on various aircraft and helicopter programs including Boeing commercial and military aircraft programs, United Technologies (Sikorsky Blackhawk helicopter program) and Raytheon military programs. Sales to these programs, as a percentage of total sales, for the first quarters of 2011 and 2010, respectively, were approximately as follows:

	First Quarter
	2011	2010
Boeing Commercial and Military Aircraft	24%	26%
United Technologies (Sikorsky Blackhawk Helicopter)	7%	7%
Raytheon Military Programs	7%	12%
All Other	62%	55%

Total	100%	100%

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share in the first quarters of 2011 and 2010, respectively, were as follows:

	First Quarter
	2011	2010
Sales (in $000’s)	$99,553	$104,256
Gross Profit % of Sales	18.5%	18.5%
SG&A Expense % of Sales	14.2%	12.0%
Effective Tax Rate	26.9%	33.0%
Diluted Earnings Per Share	$0.27	$0.40

Sales for the first quarter of 2011 decreased 4.5% to $99,553,000 as compared to $104,256,000 for the first quarter of 2010. The decrease in sales for the first quarter of 2011 was due to lower sales of engineering services and delays in release of orders for certain military aircraft programs, partially offset by slightly higher sales for regional jet aircraft programs.

Gross profit, as a percent of sales, was 18.5% in the first quarter of 2011 and was also 18.5% in the first quarter of 2010. Increased gross profit margins in DTI were offset by lower gross profit margins in DAS.

Selling, general and administrative (“SG&A”) expense increased to $14,149,000, or 14.2% of sales, in the first quarter of 2011, compared to $12,463,000, or 12.0% of sales, in the first quarter of 2010. The SG&A expense increase included approximately $1,400,000 of expense related to the LaBarge, Inc. merger agreement.

Interest expense was $260,000 in the first quarter of 2011, compared to $552,000 in the first quarter of 2010, due to lower debt levels and lower interest rates in the first quarter of 2011 compared to the first quarter of 2010.

Results of Operations

First Quarter of 2011 Compared to First Quarter of 2010

Net sales in the first quarter of 2011 were $99,553,000 compared to net sales in the first quarter of 2010 were $104,256,000. Sales for the first quarter of 2011 decreased 4.5% due to lower sales of engineering services and delays in release of orders for certain military aircraft programs, partially offset by slightly higher sales for regional jet aircraft programs. The Company’s mix of business in the first quarter of 2011 was approximately 54% military and space and 46% commercial, compared to 60% military and space and 40% commercial in the first quarter of 2010.

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon, United Technologies and the United States government. During the first quarters of 2011 and 2010, sales to these customers were as follows:

	(In thousands)
	Quarter Ended
	April 2, 2011	April 3, 2010
Boeing	$24,234	$28,134
Raytheon	7,375	11,118
United Technologies	7,231	8,244
United States government	5,557	3,937

Total	$44,397	$51,433

At April 2, 2011, trade receivables from Boeing, Raytheon, United Technologies and the United States government were $11,413,000, $4,040,000, $3,459,000 and $2,673,000, respectively. The sales and receivables relating to Boeing, Raytheon, United Technologies and the United States government are diversified over a number of different commercial, military and space programs.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military and space programs were approximately $54,300,000 or 54% of total sales, in the first quarter of 2011 compared to $62,628,000, or 60% of total sales, in the first quarter of 2010. The decrease in military sales in the first quarter of 2011 resulted principally from lower sales of engineering services and delays in release of orders for certain military aircraft programs.

Military sales during the first quarters of 2011 and 2010 included the following programs:

	(In thousands)
	Quarter Ended
	April 2, 2011	April 3, 2010
Blackhawk	$11,988	$10,370
C-17	9,032	10,977
Apache	4,908	4,946
F-18	3,721	5,779
F-15	1,589	5,108
Chinook	1,827	3,616
Other	13,015	9,964

Military and Space Product Sales	46,080	50,760
Engineering Services	8,220	11,868

Total	$54,300	$62,628

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $45,253,000 or 45% of total sales, in the first quarter of 2011, compared to $41,628,000, or 40% of total sales, in the first quarter of 2010. The increase in commercial sales during the first quarter of 2011 compared to the first quarter of 2010 was primarily due to an increase in demand in the regional jet and aviation markets, partially offset by declines in sales for commercial helicopters.

Commercial sales during the first quarters of 2011 and 2010 included the following programs:

	(In thousands)
	Quarter Ended
	April 2, 2011	April 3, 2010
737NG	$10,279	$10,908
777	4,051	3,662
Carson Helicopter	3,863	4,907
Other	27,060	22,151

Total	$45,253	$41,628

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of April 2, 2011, backlog believed to be firm was approximately $358,630,000, compared to $328,045,000 at December 31, 2010. The increase in backlog is mainly due to higher backlog for 777, Apache and Blackhawk helicopters. Approximately $209,736,000 of total backlog is expected to be delivered during the remainder of 2011. The backlog at April 2, 2011 included the following programs:

	Backlog
	(In thousands)
	April 2, 2011	December 31, 2010
737NG	$58,740	$61,891
Blackhawk Helicopter	47,415	39,368
Apache Helicopter	44,193	27,299
F-18	22,312	24,692
Carson Helicopter	24,414	24,558
777	18,754	13,082
C-17	9,807	11,563
F-15	6,027	7,384

	$231,662	$209,837

Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

Gross profit, as a percent of sales, was 18.5% in the first quarter of 2011 and was also 18.5% in the first quarter of 2010. Increased gross profit margins in DTI were offset by lower gross profit margins in DAS.

Selling, general and administrative (“SG&A”) expense increased to $14,149,000, or 14.2% of sales, in the first quarter of 2011, compared to $12,463,000, or 12.0% of sales, in the first quarter of 2010. The SG&A expense increase included approximately $1,400,000 of expense related to the LaBarge, Inc. transaction.

Interest expense was $260,000 in the first quarter of 2011, compared to $552,000 in the first quarter of 2010, due to lower debt levels and lower interest rates in the first quarter of 2011 compared to the first quarter of 2010.

Income tax expense decreased to $1,076,000 in the first quarter of 2011, compared to $2,080,000 in the first quarter of 2010. The decrease in income tax expense was due to lower income before taxes, along with a lower effective income tax rate. The Company’s effective tax rate for the first quarter of 2011 was 26.9%, compared to 33.0% in the first quarter of 2010. The Company’s effective tax rate for the first quarter of 2011 was lower as a result of various tax benefits related to research and development tax credits.

Net income was $2,923,000 in the first quarter of 2011, compared to $4,223,000 in the first quarter of 2010. The decrease of $1,300,000 from 2010 was primarily due to lower operating income, which was impacted by approximately $1,400,000 of acquisition related expenses, partially offset by lower interest expense and lower taxes.

Financial Condition

Cash Flow Summary

Net cash used in operating activities for the first quarters of 2011 and 2010 was $25,327,000 and $20,954,000, respectively. Net cash used in operating activities during the first quarter of 2011 was impacted by an increase in accounts and unbilled receivables, primarily related to the timing of billings to customers and extension of payments by the customers, an increase in inventory and tooling production cost, primarily related to work-in-process for production jobs scheduled to ship in 2011 and afterward and payments in 2011 for expenses recorded in accounts payable and accrued liabilities in 2010, partially offset by an increase in accrued acquisition and other expenses.

Net cash used in investing activities for the first three months of 2011 was $1,572,000. This consisted of $1,509,000 of capital expenditures, $400,000 for the acquisition of a business in DAS and proceeds of $337,000 from the sale of assets.

Net cash used in financing activities for the first three months of 2011 of $17,700,000 included approximately $18,490,000 of borrowings, and $790,000 of dividend payments.

Liquidity and Capital Resources

At April 2, 2011, the Company had $101,000,000 of unused lines of credit, after deducting $450,000 for outstanding standby letters of credit. The Company had outstanding loans of $18,500,000 and was in compliance with all covenants at April 2, 2011.

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

The weighted average interest rate on borrowings outstanding was 3.55% at April 2, 2011, compared to 5.94% at April 3, 2010. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

The Company expects to spend approximately $10,000,000 for capital expenditures in 2011. The increase in capital expenditures in 2011 from 2010 is principally to support new contract awards at DAS and DTI and offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company will continue to make prudent acquisitions and capital expenditures for manufacturing equipment and facilities to support long-term contracts for both commercial and military aircraft programs.

The Company spent approximately $1,377,000 for tooling related investment on various programs in the first quarter of 2011. As part of the Company’s strategic direction in moving to a Tier 2 supplier additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.

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

As of April 2, 2011, the Company expects to make the following payments on its contractual obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Remainder of 2011	2012- 2013	2014- 2015	After 2015
Long-term debt	$21,769	$180	$3,089	$18,500	$—
Operating leases	14,395	3,815	7,269	2,506	805
Pension liability	10,051	591	1,759	2,010	5,691
Liabilities related to uncertain tax position	1,609	153	798	658	—
Future interest on notes payable and long-term debt	1,190	890	300	—	—

Total	$49,014	$5,629	$13,215	$23,674	$6,496

Ducommun has been named as a defendant in five putative class actions filed in April 2011 by purported stockholders of LaBarge, Inc. (“LaBarge”) against LaBarge, its Board of Directors and Ducommun in connection with Ducommun’s proposed merger transaction with LaBarge. Some of these actions also name DLBMS, Inc., a wholly-owned subsidiary of Ducommun, formed for the purpose of effecting the proposed transaction with LaBarge. Three of those stockholder actions (filed by purported class representatives J. M. Foley, Jr., William Wheeler and Doris A. Gastineau) are pending in the Circuit Court of St. Louis County, Missouri and the other two stockholder actions (filed by purported class representatives Barry P. Borodkin and Insulators and Asbestos Workers Local No. 14) are pending in the Delaware Chancery Court. These putative class actions generally allege that the individual members of the Board of Directors of LaBarge breached their fiduciary duties to LaBarge stockholders with respect to the proposed merger transaction announced on April 4, 2011. The five actions also allege that Ducommun, DLBMS and LaBarge aided and abetted the breach of fiduciary duties. The actions seek judicial declarations that the merger agreement was entered into in breach of the LaBarge directors’ fiduciary duties, rescission of the transactions contemplated by the merger agreement, and the award of attorneys’ fees and expenses for the plaintiffs. In addition, one of the Missouri actions and both of the Delaware actions expressly seek injunctive relief to prevent the closing of the proposed merger transaction between Ducommun and LaBarge. Ducommun believes these lawsuits are without merit and intends to defend them vigorously.

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas (the “District Court”). The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in aircraft ultimately sold to the United States government. The number of Boeing aircraft subject to the lawsuit has been reduced to 21 aircraft following the District Court’s granting of partial summary judgment in favor of Boeing and Ducommun. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. The Company intends to defend itself vigorously against the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $1,509,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based upon currently available information, the Company has established a reserve for its estimated liability in connection with the landfills in the approximate amount of $963,000. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” Under ASU 2010-29, supplemental pro forma information disclosures pertaining to acquisitions should be presented as if the business combination(s) occurred as of the beginning of the prior annual period when comparative financial statements are presented. ASU 2010-29 is effective for business combinations consummated in fiscal periods beginning after December 15, 2010.

Subsequent Events

On April 3, 2011, Ducommun entered into a definitive agreement to acquire all outstanding stock of LaBarge, Inc. (AMEX: LB) through the merger of a newly-formed, wholly-owned subsidiary of Ducommun with LaBarge (the “Merger”). LaBarge, with revenue of $324 million for the twelve months ended January 2, 2011, is a widely recognized electronics manufacturing supplier to the aerospace and defense industry and other high-growth industries. The acquisition will nearly double Ducommun’s revenue base, improve the Company’s position as a Tier 2 leader in both aerostructures and electronics, and bring access to new customers and markets.

Pursuant to the Merger, Ducommun will acquire all issued and outstanding shares of LaBarge at $19.25 per share in cash for a total purchase price of approximately $340 million, including the assumption of LaBarge’s outstanding debt ($30 million as of January 2, 2011). The closing of the transaction is subject to the approval of LaBarge shareholders and certain other customary conditions, including the expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

In connection with the Merger, Ducommun has entered into a commitment letter (the “Commitment Letter”) with UBS Loan Finance LLC and UBS Securities LLC, Credit Suisse Securities (USA) LLC and Credit Suisse AG (collectively, the “Committed Parties”) pursuant to which, the Committed Parties have agreed to provide and/or arrange for (i) a senior secured term loan facility to Ducommun of $190 million, (ii) a senior secured revolving loan facility to Ducommun of up to $40 million and (iii) a senior unsecured bridge loan facility to Ducommun of up to $200 million (the “Bridge Facility”). It is expected that in connection with the Merger, senior unsecured notes will be issued and sold pursuant to a high yield senior notes offering in lieu of all or a portion of any drawings under the Bridge Facility.

See the Company’s Form 8-K dated April 4, 2011 for additional information on the Merger, the Commitment Letter, and the agreements entered in connection therewith. In connection with the preparation of the consolidated financial statements, the Company has evaluated subsequent events through May 2, 2011 which is the date the financial statements were issued.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended April 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Ducommun has been named as a defendant in five putative class actions filed in April 2011 by purported stockholders of LaBarge, Inc. (“LaBarge”) against LaBarge, its Board of Directors and Ducommun in connection with Ducommun’s proposed merger transaction with LaBarge. Some of these actions also name DLBMS, Inc., a wholly-owned subsidiary of Ducommun, formed for the purpose of effecting the proposed transaction with LaBarge. Three of those stockholder actions (filed by purported class representatives J. M. Foley, Jr., William Wheeler and Doris A. Gastineau) are pending in the Circuit Court of St. Louis County, Missouri and the other two stockholder actions (filed by purported class representatives Barry P. Borodkin and Insulators and Asbestos Workers Local No. 14) are pending in the Delaware Chancery Court. These putative class actions generally allege that the individual members of the Board of Directors of LaBarge breached their fiduciary duties to LaBarge stockholders with respect to the proposed merger transaction announced on April 4, 2011. The five actions also allege that Ducommun, DLBMS and LaBarge aided and abetted the breach of fiduciary duties. The actions seek judicial declarations that the merger agreement was entered into in breach of the LaBarge directors’ fiduciary duties, rescission of the transactions contemplated by the merger agreement, and the award of attorneys’ fees and expenses for the plaintiffs. In addition, one of the Missouri actions and both of the Delaware actions expressly seek injunctive relief to prevent the closing of the proposed merger transaction between Ducommun and LaBarge. Ducommun believes these lawsuits are without merit and intends to defend them vigorously.

The Company is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas (the “District Court”). The lawsuit is a qui tam action brought against The Boeing Company (“Boeing”) and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplanes-Wichita Division which were installed by Boeing in aircraft ultimately sold to the United States government. The number of Boeing aircraft subject to the lawsuit has been reduced to 21 aircraft following the District Court’s granting of partial summary judgment in favor of Boeing and Ducommun. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. The Company intends to defend itself vigorously against the lawsuit. The Company, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and

Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $1,509,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based upon currently available information, the Company has established a reserve for its estimated liability in connection with the landfills in the approximate amount of $963,000.

Item 1A.	Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2010 for a discussion of risk factors.

In addition, the Merger with LaBarge presents risks and uncertainties, which could cause actual results to differ materially from historical results or those expressed in or implied by any forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement or the Voting Agreement with certain shareholders of LaBarge; (2) the outcome of any legal proceedings that have been or may be instituted against LaBarge and/or Ducommun and others in connection with the Merger Agreement; (3) the inability to complete the Merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to the completion of the Merger, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act 1976, as amended; (4) the failure to obtain the necessary debt financing arrangements set forth in commitment letters received in connection with the Merger; (5) the interest rate on any borrowings incurred to finance the acquisition and operations of Ducommun and its subsidiaries following the Merger; (6) risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger; (7) difficulties integrating LaBarge’s business, operations and employees into Ducommun’s business and operations; (8) the inability to recognize the benefits of the Merger, including any potential synergies, growth, cost savings or accretive value; (9) the method of accounting for the Merger, (10) the inability to maintain current customer and supplier relationships following the Merger; (11) the amount of the costs, fees, expenses and charges related to the Merger and the actual terms of certain financings that will be obtained for the Merger; and (12) the impact of the indebtedness incurred to finance the consummation of the Merger. The businesses of Ducommun and LaBarge are also subject to a number of risks as described in the SEC filings of Ducommun and LaBarge, copies of which may be obtained by contacting the investor relations departments of each company via their websites at http://www.ducommun.com and http://www.labarge.com. Many of the factors that will determine the outcome of the Merger and related transactions are beyond Ducommun’s or LaBarge’s ability to control or predict. Ducommun undertakes no obligation to release publicly the results of any revisions to any forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities for the three months ended April 2, 2011

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Period beginning January 1, 2011 and ending January 29, 2011	0	$0.00	0	$2,773,030
Period beginning January 30, 2011 and ending February 26, 2011	0	$0.00	0	$2,773,030
Period beginning February 27, 2011 and ending April 2, 2011	0	$0.00	0	$2,773,030

Total	0	$0.00	0	$2,773,030

(1)	The Company did not repurchased in the open market any of its common shares during the first quarters of 2011 and 2010, respectively. At April 2, 2011, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

Item 6.	Exhibits

11	Reconciliation of Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 2, 2011