Form 10-Q
period 2011-07-02
DUCOMMUN INC /DE/
filed 2011-08-09
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 2, 2011, there were outstanding 10,536,925 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) July 2, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$31,350	$10,268
Accounts receivable	105,240	47,949
Unbilled receivables	3,477	3,856
Inventories	161,784	72,597
Production cost of contracts	15,286	16,889
Deferred income taxes	12,731	5,085
Other current assets	16,628	4,748

Total Current Assets	346,496	161,392
Property and Equipment, Net	97,880	59,461
Goodwill	216,897	100,442
Intangibles	193,530	21,992
Other Assets	18,116	2,165

	$872,919	$345,452

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$2,191	$187
Accounts payable	73,439	39,925
Accrued liabilities	58,113	31,174

Total Current Liabilities	133,743	71,286
Long-Term Debt, Less Current Portion	391,164	3,093
Deferred Income Taxes	81,067	7,691
Other Long-Term Liabilities	11,844	9,197

Total Liabilities	617,818	91,267

Commitments and Contingencies
Shareholders’ Equity:
Common stock	107	106
Treasury stock	(1,924)	(1,924)
Additional paid-in capital	63,439	61,684
Retained earnings	196,581	197,421
Accumulated other comprehensive loss	(3,102)	(3,102)

Total Shareholders’ Equity	255,101	254,185

	$872,919	$345,452

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	July 2, 2011	July 3, 2010
Sales and Service Revenues:
Product sales	$100,945	$92,294
Service revenues	7,098	10,643

Net Sales	108,043	102,937

Operating Costs and Expenses:
Cost of product sales	81,542	72,066
Cost of service revenues	5,497	8,528
Selling, general and administrative expenses	23,597	13,316

Total Operating Costs and Expenses	110,636	93,910

Operating (Loss)/Income	(2,593)	9,027
Interest Expense, Net	(1,531)	(596)

(Loss)/Income Before Taxes	(4,124)	8,431
Income Tax Expense, Net	1,151	(2,778)

Net (Loss)/Income	$(2,973)	$5,653

(Loss)/Earnings Per Share:
Basic (loss)/earnings per share	$(0.28)	$0.54
Diluted (loss)/earnings per share	$(0.28)	$0.53
Weighted Average Number of Common Shares Outstanding:
Basic	10,536	10,485
Diluted	10,696	10,576

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
Sales and Service Revenues:
Product sales	$192,278	$184,682
Service revenues	15,318	22,511

Net Sales	207,596	207,193

Operating Costs and Expenses:
Cost of product sales	156,381	147,667
Cost of service revenues	11,803	17,865
Selling, general and administrative expenses	37,746	25,779

Total Operating Costs and Expenses	205,930	191,311

Operating Income	1,666	15,882
Interest Expense, Net	(1,791)	(1,148)

(Loss)/Income Before Taxes	(125)	14,734
Income Tax Expense, Net	75	(4,858)

Net (Loss)/Income	$(50)	$9,876

Earnings Per Share:
Basic earnings per share	$—	$0.94
Diluted earnings per share	$—	$0.94
Weighted Average Number of Common Shares Outstanding:
Basic	10,531	10,475
Diluted	10,656	10,546

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
Cash Flows from Operating Activities:
Net (Loss)/Income	$(50)	$9,876
Adjustments to Reconcile Net(Loss)/Income to Net
Cash Used in Operating Activities:
Depreciation and amortization	7,017	6,840
Stock-based compensation expense	1,464	969
Deferred income tax (liability)/benefit	(1,492)	550
Income tax benefit from stock-based compensation	274	290
Excess tax benefit from stock-based compensation	—	(9)
Recovery of doubtful accounts	31	—
Net reduction in contract cost overruns	(161)	—
Gain on sale of assets	(303)	—
Other - decrease/(increase)	942	(121)
Changes in Assets and Liabilities:
Accounts receivable - (increase)	(13,090)	(5,313)
Unbilled receivables - decrease/(increase)	379	(343)
Inventories - (increase)	(12,109)	(6,328)
Production cost of contracts - decrease/(increase)	815	(2,305)
Other assets - (increase)/decrease	(3,827)	869
Accounts payable - increase/(decrease)	441	(5,541)
Accrued and other liabilities - (decrease)	(3,212)	(8,764)

Net Cash Used in Operating Activities	(22,881)	(9,330)

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,803)	(3,781)
Acquisition of Businesses, net of cash acquired	(325,715)	—
Proceeds from the sale of assets	448	2

Net Cash Used in Investing Activities	(331,070)	(3,779)

Cash Flows from Financing Activities:
Repayments of revolver debt	(170)	(3,078)
Borrowings of senior notes and term loan	390,000	—
Cash dividends paid	(790)	(1,572)
Debt issue cost paid	(14,025)	—
Net cash effect of exercise related to stock options	18	220
Excess tax benefit from stock-based compensation	—	9

Net Cash Provided by Financing Activities	375,033	(4,421)

Net Increase/(Decrease) in Cash and Cash Equivalents	21,082	(17,530)
Cash and Cash Equivalents - Beginning of Period	10,268	18,629

Cash and Cash Equivalents - End of Period	$31,350	$1,099

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of July 2, 2011, the consolidated statements of operations are unaudited for the three months and six months ended July 2, 2011 and July 3, 2010 and the consolidated statements of cash flows are unaudited for the six months ended July 2, 2011 and July 3, 2010. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2010. The results of operations for the six months ended July 2, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

The Company supplies products and services primarily to the aerospace and defense industries. The Company’s subsidiaries are organized into two strategic businesses, each of which is a reportable operating segment. The accounting policies of the segments are the same as those of the Company. Ducommun AeroStructures, Inc. (“DAS”) engineers and manufactures aerospace structural components and assemblies. Ducommun LaBarge Technologies (“DLT”), was formed in June 2011 by the combination of our former Ducommun Technologies segment (“DTI”) and LaBarge (See Note 2). DLT designs, engineers and manufactures a broad range of electronic, electromechanical and interconnect systems and components. In addition, DLT provides technical and program management services (including design, development, integration and testing of prototype products) principally for advanced weapons and missile defense systems.

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

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Basic weighted average shares outstanding	10,536,000	10,485,000	10,531,000	10,475,000
Dilutive potential common shares	160,000	91,000	125,000	71,000

Diluted weighted average shares outstanding	10,696,000	10,576,000	10,656,000	10,546,000

The numerator used to compute diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net (loss)/earnings (total numerator)	$(2,973,000)	$5,653,000	$(50,000)	$9,876,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Stock options and stock units	392,000	455,000	391,000	531,000

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue from products sold under long-term contracts is recognized by the Company on the same basis as other sale transactions.

DLT (as a result of the LaBarge acquisition) has a significant number of contracts for which net sales are accounted for under the percentage-of-completion method using the units of delivery as the measure of completion. The percentage-of-completion method requires the use of assumptions and estimates related to the contract value, the total cost at completion, and measurement of progress towards completion. These contracts are primarily fixed-price contracts that vary widely in terms of size, length of performance period and expected gross profit margins. When the units-of-delivery measurement is used, DLT, recognizes net sales when title transfers, which is usually upon shipment of the product or completion of the service.

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

Comprehensive Income

Certain items such as pension liability adjustments are presented as a separate component of shareholders’ equity. The current period change in pension liability is included in other comprehensive loss and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a pension liability adjustment of $3,102,000, net of tax, at July 2, 2011 and December 31, 2010. There were no other comprehensive income or loss reported in the three months and six months ended July 2, 2011 and July 3, 2010.

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis in the fourth quarter and between annual tests, in certain circumstances, when events indicate an impairment may have occurred. Goodwill is tested for impairment utilizing a two-step method. In the first step, the Company determines the fair value of the reporting unit using expected future discounted cash flows and market valuation approaches (comparable Company revenue and EBITDA multiples), requiring management to make estimates and assumptions about the reporting unit’s future prospects. If the net book value of the reporting unit exceeds the fair value, the Company then performs the second step of the impairment test which requires fair valuation of all the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. This residual fair value of goodwill is then compared to the carrying amount to determine impairment. An impairment charge will be recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. We are currently monitoring the operations of our reporting units, and impairment charges could be triggered in the future if actual results do not meet our projected operating results.

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

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

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

Note 2. Acquisition

On June 28, 2011, the Company completed the acquisition of all the outstanding stock of LaBarge, Inc. (“LaBarge”), a publicly-owned company based in St. Louis, Missouri for $325,315,000 (net of cash acquired and excluding acquisition costs). LaBarge is a provider of electronics manufacturing services to aerospace, defense and other diverse markets. LaBarge provides its customers with sophisticated electronic, electromechanical and mechanical products through contract design and manufacturing. The acquisition was funded from internally generated cash, senior unsecured notes and a senior secured term loan. The operating results for this acquisition have been included in the consolidated statements of operations since the date of acquisition. For the three months and six months ended July 2, 2011, selling, general and administrative expense included expenses related to the acquisition of LaBarge of $10,076,000 and $11,476,000, respectively, and interest expense included $831,000 of write-off of unamortized financing costs, as a result of the Company’s debt refinancing related to the acquisition of LaBarge.

The following table presents unaudited pro forma consolidated operating results for the Company for the three months and six months ended July 2, 2011 and July 3, 2010 as if the LaBarge acquisition had occurred as of January 1, 2010. The Company acquired certain assets of Foam Matrix for $400,000 during the first quarter of 2011. Pro forma results below exclude the acquisition of certain assets of Foam Matrix. Assuming this acquisition had occurred at January 1, 2010, it would not have been materially different from the Company’s historical results.

	(In thousands)
	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$188,281	$185,350	$371,048	$364,341
Net income/(loss)	$1,731	$3,677	$3,919	$(6,697)
Basic earnings/(loss) per share	$0.16	$0.35	$0.37	$(0.64)
Diluted earnings/(loss) per share	$0.16	$0.34	$0.37	$(0.63)

The consolidated financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for LaBarge. The principal estimates of fair value have been determined using expected net present value techniques utilizing a 14% discount rate. Customer relationships are valued assuming an annual attrition rate of 6.5%. For acquisitions completed through July 2, 2011, adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period (not exceeding twelve months). The acquisition of LaBarge was completed on June 28, 2011 and the Company is currently unable to determine if future adjustments, if any, to fair value assessments will have a material effect on the Company’s consolidated financial position or results of operations.

The table below summarizes the preliminary purchase price allocation for LaBarge at the date of acquisition.

(In thousands)
July 2, 2011
Accounts receivable	$44,232
Inventories	77,078
Prepaids	1,382
Deferred income taxes	5,821
Other current assets	4,640
Property, plant and equipment	36,794
Excess of cost over net assets acquired	115,807
Intangible-customer relationships	140,300
Intangible-trade name	32,937
Other assets	4,954

$463,945

Current portion of long-term debt	$250
Accounts payable	33,073
Accrued liabilities	31,371
Other long-term liabilities	1,330
Deferred income tax liabilities	72,606

$138,630

Cash paid for acquisition	$325,315

Note 3. Inventories

Inventories consist of the following:

	(In thousands)
	July 2, 2011	December 31, 2010
Raw materials and supplies	$69,386	$13,155
Work in process	84,387	61,295
Finished goods	13,877	6,903

	167,650	81,353
Less progress payments	5,863	8,756

Total	$161,787	$72,597

Note 4. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	July 2, 2011	December 31, 2010
Senior Unsecured Notes	$200,000	$—
Senior Secured Term Loan	190,000	—
Acquisition Notes	3,355	3,280

Total Debt	393,355	3,280
Less Current Portion	2,191	187

Total Long-Term Debt	$391,164	$3,093

At July 2, 2011, the Company had $58,350,000 of unused revolving lines of credit, after deducting $1,650,000 for outstanding standby letters of credit. The Company had no outstanding revolver loans and was in compliance with all covenants at July 2, 2011. The weighted average interest rate on borrowings outstanding was 7.66% at July 2, 2011, compared to 6.29% at July 3, 2010. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

In connection with the acquisition of LaBarge on June 28, 2011, the Company borrowed $190,000,000 under a senior secured term loan and entered into a senior secured revolving credit facility of $60,000,000. Both the term loan and the credit facility provide the option of choosing the LIBOR rate plus 4.25%, with a floor of 1.25% or the Alternate Base Rate plus 3.25%, with a floor of 2.25%. The Alternate Base Rate is the greater of (a) Prime and (b) Federal Funds rate plus 0.5%. The term loan requires quarterly principal payments of $475,000 beginning on September 30, 2011 and mandatory prepayment of certain amounts of excess cash flow on an annual basis beginning 2012. The revolving credit facility matures on June 28, 2016 and the term loan matures on June 30, 2017. The revolving credit facility and term loan contain minimum EBITDA and maximum leverage ratio covenants under certain circumstances, as well as limitations on future disposition of property, capital expenditures, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness. In connection with the acquisition at LaBarge, the Company also issued $200,000,000 of senior unsecured notes with interest of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning in 2012 and ending in 2018. The senior unsecured notes mature on July 15, 2018 and principal payments are required until the maturity date.

Note 5. Shareholders’ Equity

At July 2, 2011, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs as previously approved by the Board of Directors.

The Company did not repurchase in the open market any of its common stock during the second quarters of 2011 or 2010.

Note 6. Employee Benefit Plans

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$131	$116	$262	$231
Interest cost	229	223	458	447
Expected return on plan assets	(279)	(233)	(557)	(466)
Amortization of actuarial loss	108	93	215	186

Net periodic post retirement benefit cost	$189	$199	$378	$398

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

Note 8. Income Taxes

The Company records the interest charge and penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the six months ended July 2, 2011 and July 3, 2010, the Company recognized approximately $39,000 and $57,000, respectively, in interest related to uncertain tax positions. The Company had approximately $202,000 and $163,000 for the payment of interest and penalties accrued at July 2, 2011 and December 31, 2010, respectively.

The Company’s total amount of unrecognized tax benefits was approximately $1,677,000 and $1,343,000 at July 2, 2011 and December 31, 2010, respectively. These amounts, if recognized, would affect the effective income tax rate.

The Company’s effective tax rate for the second quarter of 2011 was higher as a result of the non-deductibility of various expenses related to the acquisition of LaBarge, partially offset by various tax benefits related to research and development tax credits. The Company’s effective tax rate for the six months of 2010 reflected no federal research and development tax benefits.

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

Note 9. Contingencies

Ducommun has been named as a defendant in five putative class actions filed in April, 2011 by purported stockholders of LaBarge against LaBarge, its Board of Directors and Ducommun in connection with the LaBarge acquisition. Two of the stockholder actions (filed by purported class representatives Barry P. Borodkin and Insulators and Asbestos Workers Local No. 14) were filed in the Delaware Chancery Court, and the court consolidated those two actions. The other three stockholder actions (filed by purported class representatives J. M. Foley, Jr., William Wheeler and Doris A. Gastineau) were filed in the Circuit Court of St. Louis County, Missouri, and that court consolidated those three actions. The consolidated Delaware and Missouri putative class actions generally allege that the individual members of the Board of Directors of LaBarge breached their fiduciary duties to LaBarge stockholders with respect to the merger transaction announced on April 4, 2011. These actions also allege that Ducommun and LaBarge aided and abetted the breach of fiduciary duties. They seek equitable relief (including injunctive relief), judicial declarations that the merger agreement was entered into in breach of the LaBarge directors’ fiduciary duties, rescission of the transactions contemplated by the merger agreement, and the award of attorneys’ fees and expenses for the plaintiffs. In the Delaware consolidated actions, the parties engaged in expedited discovery in connection with a preliminary injunction hearing scheduled for June 17, 2011. After document discovery and depositions, and before the plaintiffs filed their motion for preliminary injunction, the parties negotiated and signed a memorandum of understanding to settle plaintiffs’ claims. The preliminary settlement is subject to a definitive agreement and final approval of the Delaware Chancery Court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Chancery Court will approve the settlement even if the parties do enter into such stipulation. In the Missouri consolidated actions, the defendants sought a stay of the Missouri actions from the Missouri court, the plaintiffs opposed that request, and the Missouri court stayed the actions. Plaintiffs sought reconsideration of the court’s stay, and the defendants opposed that request. On June 16, 2011, a hearing before the Missouri court was held on plaintiffs’ motion for reconsideration. On June 20, 2011, the Missouri court denied plaintiffs’ motion for reconsideration and reaffirmed the court’s stay. Ducommun believes these lawsuits are without merit, and in the event that settlement of these claims is not finalized, intends to defend them vigorously.

Ducommun is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas (the “District Court”). The lawsuit is a qui tam action brought by three former Boeing employees (“Relators”) against Boeing and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplane Group-Wichita Division which were installed by Boeing in aircraft ultimately sold to the United States Government. The number of Boeing aircraft subject to the lawsuit has been reduced to 21 aircraft following the District Court’s granting of partial summary judgment in favor of Boeing and Ducommun. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States Government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States Government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. One of Relators’ experts has opined that the United States Government’s damages are in the amount of $833 million. After investigating the allegations, the United States Government has declined to intervene in the lawsuit. Ducommun intends to defend itself vigorously against the lawsuit. Ducommun, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $1,509,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based upon currently available information, the Company has established a reserve for its estimated liabilities at the Casmalia landfill of approximately $120,000. Based on currently available information, at the West Covina landfill the Company preliminarily estimates that the range of its liabilities in connection with the landfill is between approximately $900,000 and $3,300,000. The Company has established a reserve for its estimated liability in connection with the West Covina landfill in the approximate amount of $843,000. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Note 10. Business Segment Information

The Company supplies products and services primarily to the aerospace and defense industries. The Company’s subsidiaries are organized into two strategic businesses, each of which is a reportable operating segment. The accounting policies of the segments are the same as those of the Company. Ducommun AeroStructures, Inc. (“DAS”) engineers and manufactures aerospace structural components and assemblies. Ducommun LaBarge Technologies (“DLT”), was formed in June 2011 by the combination of our former Ducommun Technologies segment (“DTI”) and LaBarge. DLT designs, engineers and manufactures a broad range of electronic, electromechanical and interconnect systems and components. In addition, DLT provides technical and program management services (including design, development, integration and testing of prototype products) principally for advanced weapons and missile defense systems.

Financial information by reportable segment is set forth below:

	(In thousands)
	Three Months Ended			Six Months Ended
	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Net Sales:
Ducommun AeroStructures	$76,575	$67,656		$148,779	$138,347
Ducommun LaBarge Technologies	31,468	35,281		58,817	68,846

Total Net Sales	$108,043	$102,937		$207,596	$207,193

Segment Operating (Loss)/Income (1)
Ducommun AeroStructures	$8,844	$9,152		$15,911	$16,618
Ducommun LaBarge Technologies	2,721	3,416		4,844	5,793

	11,565	12,568		20,755	22,411
Corporate General and Administrative Expenses (2)	(14,158)	(3,541	)(3)	(19,089)	(6,529	)(3)

Total Operating (Loss)/Income	$(2,593)	$9,027		$1,666	$15,882

Depreciation and Amortization Expenses:
Ducommun AeroStructures	$2,472	$2,387		$5,029	$4,867
Ducommun LaBarge Technologies	1,130	965		1,980	1,919
Corporate Administration	4	31		8	54

Total Depreciation and Amortization Expenses	$3,606	$3,383		$7,017	$6,840

Capital Expenditures:
Ducommun AeroStructures	$3,376	$1,907		$4,134	$2,645
Ducommun LaBarge Technologies	788	385		1,475	1,098
Corporate Administration	131	28		194	38

Total Capital Expenditures	$4,295	$2,320		$5,803	$3,781

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $10.1 million and $11.4 million of transaction expenses in the second quarter 2011 and six months 2011, respectively, related to the LaBarge, Inc. acquisition.
(3)	Certain expenses, previously incurred at the operating segments, are now included in the corporate general and administrative expenses as a result of the Company’s organizational changes.

LaBarge operating results for the period June 29, 2011 through July 2, 2011 have been included in the Company’s financials since the date of the acquisition.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	July 2, 2011	December 31, 2010
Total Assets:
Ducommun AeroStructures	$244,960	$232,938
Ducommun LaBarge Technologies	568,677	93,505
Corporate Administration	59,282	19,009

Total Assets	$872,919	$345,452

Goodwill and Intangibles:
Ducommun AeroStructures	$71,761	$72,157
Ducommun LaBarge Technologies	338,666	50,277

Total Goodwill and Intangibles	$410,427	$122,434

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ducommun Incorporated (“Ducommun” or the “Company”), through its subsidiaries designs, engineers and manufactures aerospace structural components, subassemblies and subsystems, aerospace electronic and electromechanical systems and devices, and provides engineering, technical and program management services (including design, development, integration and test of prototype products) principally for the aerospace and military markets. The components, assemblies and services are provided principally for domestic and foreign commercial and military aircraft, helicopter, missile and space programs. The Company’s Miltec subsidiary provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs.

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

On June 28, 2011, the Company completed the acquisition of all the outstanding stock of LaBarge, Inc. (“LaBarge”), formerly a publicly-owned company based in St. Louis, Missouri for $325,315,000 (net of cash acquired and excluding acquisition costs). LaBarge is a broad based provider of electronics to technology-driven companies in diverse markets. LaBarge has significant net sales from customers in the defense, medical, aerospace, natural resources, industrial and other commercial markets. The Company provides its customers with sophisticated electronic, electromechanically and mechanical products through contract design and manufacturing services. The operating results for the acquisition have been included in the consolidated statements of operations since the date of the acquisition. For the three months and six months ended July 2, 2011, selling, general and administrative expense included expenses related to the acquisition of LaBarge of $10,076,000 and $11,476,000, respectively, and interest expense included the write-off of $831,000 of unamortized financing costs, as a result of the Company’s debt refinancing related to the acquisition of LaBarge.

In connection with the acquisition of LaBarge on June 28, 2011, the Company borrowed $190,000,000 under a senior secured term loan and entered into a senior secured revolving credit facility of $60,000,000. Both the term loan and the credit facility provide the option of choosing the LIBOR rate plus 4.25%, with a floor of 1.25% or the Alternate Base Rate plus 3.25%, with a floor of 2.25%. The Alternate Base Rate is the greater of (a) Prime and (b) Federal Funds rate plus 0.5%. The term loan requires quarterly principal payments of $475,000 beginning on September 30, 2011 and mandatory prepayment of certain amounts of excess cash flow on an annual basis beginning 2012. The revolving credit facility matures on June 28, 2016 and the term loan matures o n June 30, 2017. The revolving credit facility and term loan contain minimum EBITDA and maximum leverage ratio covenants under certain circumstances, as well as limitations on future disposition of property, capital expenditures, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness. In connection with the acquisition at LaBarge, the Company also issued $200,000,000 of senior unsecured notes with interest of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning in 2012 and ending in 2018. The senior unsecured notes mature on July 15, 2018 and principal payments are required until the maturity date.

The Company believes the LaBarge acquisition will allow us to expand our presence significantly in the aerospace and defense markets as well as diversify our sales base across new markets, including industrial, natural resources, medical and other commercial end markets. More specifically, the Company expects to realize the following benefits from the LaBarge acquisition:

•	Strengthen our market position as a significant Tier 2 supplier for both structural and electronic assemblies

•	Diversify our end markets

•	Expand our platforms

•	Increase value-added manufacturing services content in our product portfolio

•	Expand our technology product portfolio

•	Realize potential synergies

The Company’s mix of military and space and commercial business in the three months and six months of 2011 and 2010, respectively, were approximately as follows:

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Commercial
Large Aircraft	22%	21%	21%	20%
Regional and Business Aircraft	12%	7%	12%	7%
Helicopter	8%	7%	8%	8%
Other	5%	5%	5%	5%

Total Commercial	47%	40%	46%	40%
Military and Space
Aircraft	21%	27%	21%	27%
Helicopter	22%	20%	22%	20%
Engineering Services	9%	9%	8%	10%
Space and Other	1%	4%	3%	3%

Total Military and Space	53%	60%	54%	60%

Total	100%	100%	100%	100%

The Company is dependent on various aircraft and helicopter programs including Boeing commercial and military aircraft programs, United Technologies (Sikorsky Blackhawk helicopter program) and Raytheon military programs. Sales to these programs, as a percentage of total sales, for the three months and six months ended July 2, 2011 and July 3, 2010, respectively, were approximately as follows:

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Boeing Commercial and Military Aircraft	27%	28%	26%	27%
United Technologies (Sikorsky Blackhawk Helicopter)	6%	7%	6%	7%
Raytheon Military Programs	9%	12%	8%	11%
All Other	58%	53%	60%	55%

Total	100%	100%	100%	100%

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share in the three months and six months ended July 2, 2011 and July 3, 2010, respectively, were as follows:

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Sales (in $000’s)	$108,043	$102,937	$207,596	$207,193
Gross Profit % of Sales	19.4%	21.7%	19.0%	20.1%
SG&A Expense % of Sales	21.8%	12.9%	18.2%	12.4%
Effective Tax Rate	(27.9)%	32.9%	(60.0)%	33.0%
Diluted (Loss)/Earnings Per Share	$(0.28)	$0.53	$—	$0.94

Sales for the second quarter of 2011 increased 5.0% to $108,043,000 as compared to $102,937,000 for the second quarter of 2010. The increase in sales for the second quarter of 2011 was due mainly to increased sales from regional jet aircraft and large commercial aircraft, partially offset by lower sales of military aircraft and engineering services.

Gross profit, as a percent of sales, was 19.4% in the second quarter of 2011 and was 21.7% in the second quarter of 2010. Gross profit margins were lower in the 2011 period primarily due to an increased portion of sales of lower margin programs and slightly lower operating performance at DAS, partially offset by a favorable product mix at DLT. Gross profit, as a percent of sales, in the second quarter of 2010 was favorably impacted by an adjustment to operating expenses of $1,131,000, or 1.1 percentage points, relating to the reversal of certain accounts payable accruals recorded in prior periods.

Selling, general and administrative (“SG&A”) expense increased to $23,597,000, or 21.8% of sales, in the second quarter of 2011, compared to $13,316,000, or 12.9% of sales, in the second quarter of 2010. The SG&A expense increase included approximately $10,076,000 of expense related to the acquisition of LaBarge.

Interest expense was $1,531,000 in the second quarter of 2011, compared to $596,000 in the second quarter of 2010. The increased interest expense includes the write-off of unamortized financing costs of $831,000, as a result of the Company’s debt refinancing related to the acquisition of LaBarge.

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

DLT (as a result of the LaBarge acquisition) has a significant number of contracts for which net sales are accounted for under the percentage-of-completion method using the units of delivery as the measure of completion. The percentage-of-completion method requires the use of assumptions and estimates related to the contract value, the total cost at completion, and measurement of progress towards completion. These contracts are primarily fixed-price contracts that vary widely in terms of size, length of performance period and expected gross profit margins. When the units-of-delivery measurement is used, DLT, recognizes net sales when title transfers, which is usually upon shipment of the product or completion of the service.

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

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis in the fourth quarter and between annual tests, in certain circumstances, when events indicate an impairment may have occurred. Goodwill is tested for impairment utilizing a two-step method. In the first step, the Company determines the fair value of the reporting unit using expected future discounted cash flows and market valuation approaches (comparable Company revenue and EBITDA multiples), requiring management to make estimates and assumptions about the reporting unit’s future prospects. If the net book value of the reporting unit exceeds the fair value, the Company then performs the second step of the impairment test which requires fair valuation of all the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. This residual fair value of goodwill is then compared to the carrying amount to determine impairment. An impairment charge will be recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. We are currently monitoring the operations of our reporting units, and impairment charges could be triggered in the future if actual results do not meet our projected operating results.

Results of Operations

Second Quarter of 2011 Compared to Second Quarter of 2010

Net sales in the second quarter of 2011 were $108,043,000, compared to net sales in the second quarter of 2010 of $102,937,000. The increase in sales for the second quarter of 2011 was due mainly to increased sales from regional jet aircraft and large commercial aircraft, partially offset by lower sales of military aircraft and engineering services. The Company’s mix of business in the second quarter of 2011 was approximately 53% military and space and 47% commercial, compared to 60% military and space and 40% commercial in the second quarter of 2010.

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon, United Technologies and the United States Government. During the second quarters of 2011 and 2010, sales to these customers were as follows:

	(In thousands)
	Second Quarter
	July 2, 2011	July 3, 2010
Boeing	$29,552	$28,446
Raytheon	9,961	12,611
United Technologies	6,195	7,266
United States Government	4,851	4,269

Total	$50,559	$52,592

At July 2, 2011, trade receivables from Boeing, Raytheon, United Technologies and the United States Government were $14,304,000, $10,245,000, $2,562,000 and $1,741,000, respectively. The sales and receivables relating to Boeing, Raytheon, United Technologies and the United States Government are diversified over a number of different commercial, military and space programs. Trade receivables from Boeing, Raytheon, United Technologies and the United States Government include receivables of $332,000, $4,674,000, $786,000 and $472,000, respectively, from the LaBarge acquisition. Sales from the LaBarge acquisition for the second quarter ended July 2, 2011 were only $874,000.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military and space programs were approximately $56,952,000 or 53% of total sales, in the second quarter of 2011 compared to $61,867,000, or 60% of total sales, in the second quarter of 2010. The decrease in military sales in the second quarter of 2011 resulted principally from delays in release of orders for certain military aircraft programs.

Military and Space sales during the second quarters of 2011 and 2010 included the following programs:

	(In thousands)
	Second Quarter
	July 2, 2011	July 3, 2010
Blackhawk	$12,320	$9,579
C-17	8,451	9,194
Apache	6,599	6,988
F-18	5,645	5,468
F-15	3,096	5,647
Chinook	2,706	2,905
Other	11,037	11,443

Military and Space Product Sales	49,854	51,224
Engineering Services	7,098	10,643

Total	$56,952	$61,867

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $51,091,000 or 47% of total sales, in the second quarter of 2011, compared to $41,070,000, or 40% of total sales, in the second quarter of 2010. The increase in commercial sales during the second quarter of 2011 compared to the second quarter of 2010 was primarily due to an increase in sales from regional jet aircraft and large commercial aircraft.

Commercial sales during the second quarters of 2011 and 2010 included the following programs:

	(In thousands)
	Second Quarter
	July 2, 2011	July 3, 2010
737NG	$11,124	$10,730
777	5,409	3,737
Carson Helicopter	4,696	3,464
Other	29,862	23,139

Total	$51,091	$41,070

Gross profit, as a percent of sales, was 19.4% in the second quarter of 2011 and was 21.7% in the second quarter of 2010. Gross profit margins were lower in 2011 primarily due to an increased portion of sales of lower margin programs and slightly lower operating performance at DAS, partially offset by a favorable product mix at DLT. Gross profit, as a percent of sales, in the second quarter of 2010 was favorably impacted by an adjustment to operating expenses of $1,131,000, or 1.1 percentage points, relating to the reversal of certain accounts payable accruals recorded in prior periods.

Selling, general and administrative (“SG&A”) expense increased to $23,597,000, or 21.8% of sales, for the second quarter of 2011, compared to $13,316,000, or 12.9% of sales, in the second quarter of 2010. The SG&A expense increase included approximately $10,076,000 of expense related to the acquisition of LaBarge.

Interest expense was $1,531,000 in the second quarter of 2011, compared to $596,000 in the second quarter of 2010. The increase in interest expense in the second quarter of 2011 reflects approximately $935,000 of higher interest expense, including the write-off of $831,000 of unamortized financing costs, as a result of the Company’s debt refinancing related to the acquisition of LaBarge.

The Company had an income tax benefit of $1,151,000 in the second quarter of 2011, compared to an income tax expense of $2,778,000 in the second quarter of 2010. The decrease in income tax expense was due to lower income before taxes, primarily related to cost associated with the LaBarge acquisition. The Company’s effective tax rate for the second quarter of 2011 was a negative 27.9%, compared to 32.9% in the second quarter of 2010. The Company’s effective tax rate for the second quarter of 2011 was higher as a result of the non-deductibility of various expenses related to the acquisition of LaBarge, partially offset by various tax benefits related to research and development tax credits. The Company’s effective tax rate for the six months of 2010 reflected no research and development tax benefits.

The Company had a net loss of $2,973,000 in the second quarter of 2011, compared to net income of $5,653,000 in the second quarter of 2010. The decrease of $8,626,000 in the second quarter of 2011 from the second quarter of 2010 was primarily due to the expenses related to the LaBarge acquisition, as noted above, and lower operating income, partially offset by lower income taxes.

Six Months of 2011 Compared to Six Months of 2010

Net sales in the six months of 2011 were $207,596,000 compared to net sales in the six months of 2010 of $207,193,000. Sales for the six months of 2011 increased 0.2% due to increased sales from commercial aerospace products, mainly for regional jet aircraft and large commercial aircraft, partially offset by lower sales for military aircraft and engineering services. The Company’s mix of business in the six months of 2011 was approximately 54% military and space and 46% commercial, compared to 60% military and space and 40% commercial in the six months of 2010.

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon, United Technologies and the United States Government. During the six months of 2011 and 2010, sales to these customers were as follows:

	(In thousands)
	Six Months
	July 2, 2011	July 3, 2010
Boeing	$53,786	$56,580
Raytheon	17,336	23,729
United Technologies	13,426	15,510
United States Government	10,408	8,206

Total	$94,956	$104,025

At July 2, 2011, trade receivables from Boeing, Raytheon, United Technologies and the United States Government were $14,304,000, $10,245,000, $2,562,000 and $1,741,000, respectively. The sales and receivables relating to Boeing, Raytheon, United Technologies and the United States Government are diversified over a number of different commercial, military and space programs. Trade receivables from Boeing, Raytheon, United Technologies and the United States Government include receivables of $332,000, $4,674,000, $786,000 and $472,000, respectively, from the LaBarge acquisition. Sales from the LaBarge acquisition for the six months ended July 2, 2011 were only $874,000.

Military components manufactured by the Company are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. The Company’s defense business is diversified among military manufacturers and programs. Sales related to military and space programs were approximately $111,252,000 or 54% of total sales, in the six months of 2011 compared to $124,495,000, or 60% of total sales, in the six months of 2010. The decrease in military sales in the six months of 2011 resulted principally from delays in release of orders for certain military aircraft programs and lower sales of engineering services.

Military and Space sales during the six months of 2011 and 2010 included the following programs:

	(In thousands)
	Six Months
	July 2, 2011	July 3, 2010
Blackhawk	$24,308	$19,949
C-17	17,483	20,171
Apache	11,507	11,934
F-18	9,366	11,247
F-15	4,685	10,755
Chinook	4,533	6,521
Other	24,052	21,407

Military and Space Product Sales	95,934	101,984
Engineering Services	15,318	22,511

Total	$111,252	$124,495

The Company’s commercial business is represented on many of today’s major commercial aircraft. Sales related to commercial business were approximately $96,344,000 or 46% of total sales, in the six months of 2011, compared to $82,698,000, or 40% of total sales, in the six months of 2010. The increase in commercial sales during the six months of 2011 compared to the six months of 2010 was primarily due to higher sales for regional jet aircraft programs and large commercial aircraft.

Commercial sales during the six months of 2011 and 2010 included the following programs:

	(In thousands)
	Six Months
	July 2, 2011	July 3, 2010
737NG	$21,403	$21,638
777	9,460	7,399
Carson Helicopter	8,559	8,371
Other	56,922	45,290

Total	$96,344	$82,698

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of July 2, 2011, backlog believed to be firm was approximately $581,584,000 compared to $328,045,000 at December 31, 2010. The increase in backlog is mainly due to backlog from the acquisition of LaBarge, $237,600,000, along with higher backlog for 777, Apache and Blackhawk helicopters. Approximately $272,198,000 of total backlog is expected to be delivered during the remainder of 2011. The backlog at July 2, 2011 included the following programs:

	Backlog (In thousands)
	July 2, 2011	December 31, 2010
Blackhawk Helicopter	$79,289	$39,368
737NG	56,337	61,891
Apache Helicopter	41,459	27,299
Carson Helicopter	20,864	24,558
F-18	20,302	24,692
777	16,472	13,082
C-17	8,674	11,563
F-15	3,269	7,384

	$246,666	$209,837

Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

Gross profit, as a percent of sales, was 19.0% in the six months of 2011 and was 20.1% in the six months of 2010. Gross profit margins were lower primarily due to a slight decline in operating performance with an unfavorable change in sales mix at DAS. Gross profit, as a percent of sales, in the six months of 2010 was favorably impacted by an adjustment to operating expenses of $1,123,000, or 0.5 percentage points, relating to the reversal of certain accounts payable accruals recorded in prior periods.

Selling, general and administrative (“SG&A”) expense increased to $37,746,000, or 18.2% of sales, in the six months of 2011, compared to $25,779,000, or 12.4% of sales, in the six months of 2010. The SG&A expense increase included approximately $11,476,000 of expense related to the acquisition of LaBarge.

Interest expense was $1,791,000 in the six months of 2011, compared to $1,148,000 in the six months of 2010. The increased interest expense reflects approximately $643,000 of higher interest expense, which included the write-off of $831,000 of unamortized financing costs, as a result of the Company’s debt refinancing related to the acquisition of LaBarge.

The Company had an income tax benefit of $75,000 in the six months of 2011, compared to an income tax expense of $4,858,000 in the six months of 2010. The decrease in income tax expense was due to lower income before taxes, primarily related to cost associated with the LaBarge acquisition. The Company’s effective tax rate for the six months of 2011 was a negative 60.0%, compared to 33.0% in the six months of 2010. The Company’s effective tax rate for the six months of 2011 was higher as a result of the non-deductibility of various expenses related to the acquisition of LaBarge, partially offset by various tax benefits related to research and development tax credits. The Company’s effective tax rate for the six months of 2010 reflected no research and development tax benefits.

The Company had a net loss of $50,000 in the six months of 2011, compared to net income of $9,876,000 in the six months of 2010. The decrease of $9,926,000 in the six months of 2011 from the six months of 2010 was primarily due to the expenses related to the LaBarge acquisition, as noted above, and lower operating income, partially offset by lower income taxes.

Financial Condition

Cash Flow Summary

Net cash used in operating activities for the six months of 2011 and 2010 was $22,881,000 and $9,330,000, respectively. Net cash used in operating activities during the six months of 2011 was impacted by an increase in accounts receivables, primarily related to the timing of billings to customers and extension of payments by the customers, an increase in inventory, primarily related to work-in-process for production jobs scheduled to ship in 2011 and afterward and payments in 2011 for expenses recorded in accrued liabilities in 2010. Net cash used in operating activities for the six months of 2011was also negatively impacted by $11,476,000 of acquisition expenses impacting net income.

Net cash used in investing activities for the six months of 2011 was $331,070,000. This consisted of $325,315,000 for the acquisition of LaBarge and $400,000 for the acquisition of Foam Matrix, $5,803,000 of capital expenditures and proceeds of $448,000 from the sale of assets.

Net cash used in financing activities for the six months of 2011 of $375,033,000 included approximately $390,000,000 of borrowings, primarily to finance the acquisition of LaBarge, $14,025,000 of debt issue cost paid, also related to the acquisition of LaBarge and $790,000 of dividend payments.

Liquidity and Capital Resources

At July 2, 2011, the Company had $58,350,000 of unused revolver lines of credit, after deducting $1,650,000 for outstanding standby letters of credit. The Company had no outstanding revolver loans and was in compliance with all covenants at July 2, 2011. The weighted average interest rate on borrowings outstanding was 7.66% at July 2, 2011, compared to 6.29% at July 3, 2010. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

In connection with the acquisition of LaBarge on June 28, 2011, the Company borrowed $190,000,000 under a senior secured term loan and entered into a senior secured revolving credit facility of $60,000,000. Both the term loan and the credit facility provide the option of choosing the LIBOR rate plus 4.25%, with a floor of 1.25% or the Alternate Base Rate plus 3.25%, with a floor of 2.25%. The Alternate Base Rate is the greater of (a) Prime and (b) Federal Funds rate plus 0.5%. The term loan requires quarterly principal payments of $475,000 beginning on September 30, 2011 and mandatory prepayment of certain amounts of excess cash flow on an annual basis beginning 2012. The revolving credit facility matures on June 28, 2016 and the term loan matures on June 30, 2017. The revolving credit facility and term loan contain minimum EBITDA and maximum leverage ratio covenants under certain circumstances, as well as limitations on future disposition of property, capital expenditures, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness. In connection with the acquisition at LaBarge, the Company also issued $200,000,000 of senior unsecured notes with interest of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning in 2012 and ending in 2018. The senior unsecured notes mature on July 15, 2018 and principal payments are required until the maturity date.

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

The Company expects to spend approximately $16,000,000 for capital expenditures in 2011. The increase in capital expenditures in 2011 from 2010 is principally to support new contract awards at DAS and DLT, including LaBarge capital expenditures, and offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company will continue to make prudent acquisitions and capital expenditures for manufacturing equipment and facilities to support long-term contracts for commercial and military aircraft programs, defense, medical, natural resources, industrial and other commercial markets. As part of the Company’s strategic direction in moving to a Tier 2 supplier additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.

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

As of July 2, 2011, the Company expects to make the following payments on its contractual obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Remainder of 2011	2012- 2013	2014- 2015	After 2015
Long-term debt	$393,355	$1,220	$6,885	$3,800	$381,450
Operating leases	18,506	3,657	9,305	3,355	2,189
Pension liability	9,854	394	1,759	2,010	5,691
Liabilities related to uncertain tax position	1,714	155	965	594	0
Future interest on notes payable and long-term debt	198,826	5,470	60,885	59,140	73,331

Total	$622,255	$10,896	$79,799	$68,899	$462,661

Ducommun has been named as a defendant in five putative class actions filed in April, 2011 by purported stockholders of LaBarge against LaBarge, its Board of Directors and Ducommun in connection with the LaBarge acquisition. Two of the stockholder actions (filed by purported class representatives Barry P. Borodkin and Insulators and Asbestos Workers Local No. 14) were filed in the Delaware Chancery Court, and the court consolidated those two actions. The other three stockholder actions (filed by purported class representatives J. M. Foley, Jr., William Wheeler and Doris A. Gastineau) were filed in the Circuit Court of St. Louis County, Missouri, and that court consolidated those three actions. The consolidated Delaware and Missouri putative class actions generally allege that the individual members of the Board of Directors of LaBarge breached their fiduciary duties to LaBarge stockholders with respect to the merger transaction announced on April 4, 2011. These actions also allege that Ducommun and LaBarge aided and abetted the breach of fiduciary duties. They seek equitable relief (including injunctive relief), judicial declarations that the merger agreement was entered into in breach of the LaBarge directors’ fiduciary duties, rescission of the transactions contemplated by the merger agreement, and the award of attorneys’ fees and expenses for the plaintiffs. In the Delaware consolidated actions, the parties engaged in expedited discovery in connection with a preliminary injunction hearing scheduled for June 17, 2011. After document discovery and depositions, and before the plaintiffs filed their motion for preliminary injunction, the parties negotiated and signed a memorandum of understanding to settle plaintiffs’ claims. The preliminary settlement is subject to a definitive agreement and final approval of the Delaware Chancery Court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Chancery Court will approve the settlement even if the parties do enter into such stipulation. In the Missouri consolidated actions, the defendants sought a stay of the Missouri actions from the Missouri court, the plaintiffs opposed that request, and the Missouri court stayed the actions. Plaintiffs sought reconsideration of the court’s stay, and the defendants opposed that request. On June 16, 2011, a hearing before the Missouri court was held on plaintiffs’ motion for reconsideration. On June 20, 2011, the Missouri court denied plaintiffs’ motion for reconsideration and reaffirmed the court’s stay. Ducommun believes these lawsuits are without merit, and in the event that settlement of these claims is not finalized, intends to defend them vigorously.

Ducommun is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas (the “District Court”). The lawsuit is a qui tam action brought by three former Boeing employees (“Relators”) against Boeing and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplane Group-Wichita Division which were installed by Boeing in aircraft ultimately sold to the United States Government. The number of Boeing aircraft subject to the lawsuit has been reduced to 21 aircraft following the District Court’s granting of partial summary judgment in favor of Boeing and Ducommun. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States Government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States Government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. One of Relators’ experts has opined that the United States Government’s damages are in the amount of $833 million. After investigating the allegations, the United States Government has declined to intervene in the lawsuit. Ducommun intends to defend itself vigorously against the lawsuit. Ducommun, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $1,509,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based upon currently available information, the Company has established a reserve for its estimated liabilities at the Casmalia landfill of approximately $120,000. Based on currently available information, at the West Covina landfill the Company preliminarily estimates that the range of its liabilities in connection with the landfill is between approximately $900,000 and $3,300,000. The Company has established a reserve for its estimated liability in connection with the West Covina landfill in the approximate amount of $843,000. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

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

Internal Control Over Financial Reporting

In connection with the acquisition of LaBarge the Company has performed certain due diligence procedures related to LaBarge’s financial reporting and disclosure controls. As part of the ongoing integration, the Company will continue to assess the overall control environment of this business.

There has been no change in the Company’s internal control over financial reporting during the three months ended July 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Ducommun has been named as a defendant in five putative class actions filed in April, 2011 by purported stockholders of LaBarge against LaBarge, its Board of Directors and Ducommun in connection with the LaBarge acquisition. Two of the stockholder actions (filed by purported class representatives Barry P. Borodkin and Insulators and Asbestos Workers Local No. 14) were filed in the Delaware Chancery Court, and the court consolidated those two actions. The other three stockholder actions (filed by purported class representatives J. M. Foley, Jr., William Wheeler and Doris A. Gastineau) were filed in the Circuit Court of St. Louis County, Missouri, and that court consolidated those three actions. The consolidated Delaware and Missouri putative class actions generally allege that the individual members of the Board of Directors of LaBarge breached their fiduciary duties to LaBarge stockholders with respect to the merger transaction announced on April 4, 2011. These actions also allege that Ducommun and LaBarge aided and abetted the breach of fiduciary duties. They seek equitable relief (including injunctive relief), judicial declarations that the merger agreement was entered into in breach of the LaBarge directors’ fiduciary duties, rescission of the transactions contemplated by the merger agreement, and the award of attorneys’ fees and expenses for the plaintiffs. In the Delaware consolidated actions, the parties engaged in expedited discovery in connection with a preliminary injunction hearing scheduled for June 17, 2011. After document discovery and depositions, and before the plaintiffs filed their motion for preliminary injunction, the parties negotiated and signed a memorandum of understanding to settle plaintiffs’ claims. The preliminary settlement is subject to a definitive agreement and final approval of the Delaware Chancery Court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Chancery Court will approve the settlement even if the parties do enter into such stipulation. In the Missouri consolidated actions, the defendants sought a stay of the Missouri actions from the Missouri court, the plaintiffs opposed that request, and the Missouri court stayed the actions. Plaintiffs sought reconsideration of the court’s stay, and the defendants opposed that request. On June 16, 2011, a hearing before the Missouri court was held on plaintiffs’ motion for reconsideration. On June 20, 2011, the Missouri court denied plaintiffs’ motion for reconsideration and reaffirmed the court’s stay. Ducommun believes these lawsuits are without merit, and in the event that settlement of these claims is not finalized, intends to defend them vigorously.

Ducommun is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas (the “District Court”). The lawsuit is a qui tam action brought by three former Boeing employees (“Relators”) against Boeing and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplane Group-Wichita Division which were installed by Boeing in aircraft ultimately sold to the United States Government. The number of Boeing aircraft subject to the lawsuit has been reduced to 21 aircraft following the District Court’s granting of partial summary judgment in favor of Boeing and Ducommun. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States Government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States Government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. One of Relators’ experts has opined that the United States Government’s damages are in the amount of $833 million. After investigating the allegations, the United States Government has declined to intervene in the lawsuit. Ducommun intends to defend itself vigorously against the lawsuit. Ducommun, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $1,509,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based upon currently available information, the Company has established a reserve for its estimated liabilities at the Casmalia landfill of approximately $120,000. Based on currently available information, at the West Covina landfill the Company preliminarily estimates that the range of its liabilities in connection with the landfill is between approximately $900,000 and $3,300,000. The Company has established a reserve for its estimated liability in connection with the West Covina landfill in the approximate amount of $843,000. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Unless the context indicates otherwise, when we refer to “we,” “us” and “our” for purposes of this section, we are referring to Ducommun and its subsidiaries including LaBarge and its subsidiaries following consummation of the LaBarge Acquisition.

Risks Related to the LaBarge Acquisition

The Merger with LaBarge presents risks and uncertainties, which could cause actual results to differ materially from historical results or those expressed in or implied by any forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: (1) the outcome of any legal proceedings that have been or may be instituted against LaBarge and/or Ducommun and others in connection with the Merger Agreement; (2) the interest rate on any borrowings incurred to finance the acquisition and operations of Ducommun and its subsidiaries following the Merger; (3) risks that the transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger; (4) difficulties integrating LaBarge’s business, operations and employees into Ducommun’s business and operations; (5) the inability to recognize the benefits of the Merger, including any potential synergies, growth, cost savings or accretive value; (6) the method of accounting for the Merger, (7) the inability to maintain current customer and supplier relationships following the Merger; (8) the amount of the costs, fees, expenses and charges related to the Merger and the actual terms of certain financings that were obtained for the Merger; and (9) the impact of the indebtedness incurred to finance the consummation of the Merger. The businesses of Ducommun and LaBarge are also subject to a number of risks as described in the SEC filings of Ducommun and LaBarge, copies of which may be obtained by contacting the investor relations departments of the Company via the website at http://www.ducommun.com.

Risks Related to the LaBarge Acquisition

The anticipated benefits of the LaBarge Acquisition may not be fully realized and may take longer to realize than expected, which may adversely affect our results of operations.

The LaBarge Acquisition involves the integration of LaBarge’s operations with our existing operations, and there are uncertainties and challenges inherent with the integration of LaBarge’s business into our operations which may cause the anticipated benefits of the acquisition not being fully realized or taking longer to realize than expected. We will be required to devote significant management attention and resources to integrating LaBarge’s operations into our operations. Delays or unexpected difficulties in the integration process could adversely affect our business, financial results and financial condition. Issues that must be addressed in integrating LaBarge’s operations include, among other things:

•	conforming standards, controls, procedures and policies, business cultures and compensation structures;

•	consolidating corporate and administrative infrastructures;

•	consolidating sales and marketing operations;

•	retaining existing customers and attracting new customers;

•	retaining key employees;

•	identifying and eliminating redundant and underperforming operations and assets;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically dispersed organizations; and

•	managing tax costs or inefficiencies associated with integrating LaBarge’s operations into our operations.

Even if we are able to integrate LaBarge’s operations successfully, this integration may not result in the realization of the full benefits of synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time. In addition, we may have not discovered during the due diligence process, and we may not have discovered prior to closing, all known and unknown factors regarding LaBarge that could produce unintended and unexpected consequences for us. Undiscovered factors could result in us incurring financial liabilities, which could be material, and in us not achieving the expected benefits from the LaBarge Acquisition within our desired time frames, if at all.

LaBarge may have liabilities that are not known, probable or estimable at this time.

As a result of the Merger, LaBarge became our wholly-owned subsidiary, and we therefore effectively assumed all of its liabilities, whether or not asserted. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of LaBarge. In addition, there may be liabilities that are neither probable nor estimable at this time which may become probable and estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. We may learn additional information about LaBarge that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.

We expect to incur significant costs in connection with the Transactions which may adversely affect our operating results and financial condition.

We incurred approximately $25.5 million in fees and expenses in connection with the Transactions and may incur a number of other costs associated with integrating LaBarge’s operations into our operations, which cannot be estimated accurately at this time. Additional unanticipated costs may also be incurred as we integrate LaBarge’s operations in our business. Consequently, we may incur material charges in both the quarter in which the Merger was consummated and in subsequent quarters to reflect additional costs associated with the Merger. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of LaBarge into our operations, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that we will be successful in our integration efforts. In addition, while we expect to benefit from leveraging distribution channels and brand names across both companies, we cannot assure that we will achieve such benefits. If the benefits of the Merger do not exceed the costs of integrating the business of LaBarge into our business, our financial results may be adversely affected.

Integrating our business with that of LaBarge may divert our management’s attention away from operations.

Successful integration of our and LaBarge’s operations, products and personnel may place a significant burden on our management and other internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process, could harm our business, financial conditions and operating results.

Failure to retain key employees could diminish the anticipated benefits of the LaBarge Acquisition.

The success of the LaBarge Acquisition will depend in part upon the retention of personnel critical to the LaBarge business due to, for example, their technical skills or management expertise. Employees may experience uncertainty about their future roles until clear strategies are announced or executed. Ducommun and LaBarge, while similar, do not have the same corporate cultures, and some LaBarge employees may not want to work for us. In addition, competitors may recruit employees of LaBarge during the integration stage. If we are unable to retain LaBarge personnel that are critical to the successful integration and future operation of our company, we could face disruptions in operations; loss of existing LaBarge customers, key information and expertise or know-how; and unanticipated additional recruiting and training costs. In addition, the loss of key personnel could diminish the benefits of the LaBarge Acquisition actually achieved by us. Although LaBarge has entered into one-year employment agreements with six key LaBarge executive officers that were effective upon closing of the Merger, there can be no assurances that such executives will stay with the combined company through the term of their agreements or afterwards.

Legal proceedings in connection with the Merger may result in significant monetary costs or may otherwise negatively impact the business and operations of Ducommun and LaBarge.

LaBarge, certain of its directors, and Ducommun are parties to several lawsuits filed by third parties seeking damages, equitable relief, and costs and expenses of the litigation, including attorneys’ fees, in connection with the merger agreement. Any conclusion of such litigation in a manner adverse to Ducommun or LaBarge could have a material adverse effect on each company’s business, financial condition and results of operations. In addition, the cost of defending this litigation, even if resolved favorably, could be substantial. Such litigation could also substantially divert the attention of management and resources in general. Furthermore, uncertainties resulting from the initiation and continuation of any litigation could harm the ability of Ducommun or LaBarge to compete in the marketplace.

Litigation Relating to the Merger

Ducommun has been named as a defendant in five putative class actions filed in April, 2011 by purported stockholders of LaBarge against LaBarge, its Board of Directors and Ducommun in connection with the LaBarge acquisition. Two of the stockholder actions (filed by purported class representatives Barry P. Borodkin and Insulators and Asbestos Workers Local No. 14) were filed in the Delaware Chancery Court, and the court consolidated those two actions. The other three stockholder actions (filed by purported class representatives J. M. Foley, Jr., William Wheeler and Doris A. Gastineau) were filed in the Circuit Court of St. Louis County, Missouri, and that court consolidated those three actions. The consolidated Delaware and Missouri putative class actions generally allege that the individual members of the Board of Directors of LaBarge breached their fiduciary duties to LaBarge stockholders with respect to the merger transaction announced on April 4, 2011. These actions also allege that Ducommun and LaBarge aided and abetted the breach of fiduciary duties. They seek equitable relief (including injunctive relief), judicial declarations that the merger agreement was entered into in breach of the LaBarge directors’ fiduciary duties, rescission of the transactions contemplated by the merger agreement, and the award of attorneys’ fees and expenses for the plaintiffs. In the Delaware consolidated actions, the parties engaged in expedited discovery in connection with a preliminary injunction hearing scheduled for June 17, 2011. After document discovery and depositions, and before the plaintiffs filed their motion for preliminary injunction, the parties negotiated and signed a memorandum of understanding to settle plaintiffs’ claims. The preliminary settlement is subject to a definitive agreement and final approval of the Delaware Chancery Court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Chancery Court will approve the settlement even if the parties do enter into such stipulation. In the Missouri consolidated actions, the defendants sought a stay of the Missouri actions from the Missouri court, the plaintiffs opposed that request, and the Missouri court stayed the actions. Plaintiffs sought reconsideration of the court’s stay, and the defendants opposed that request. On June 16, 2011, a hearing before the Missouri court was held on plaintiffs’ motion for reconsideration. On June 20, 2011, the Missouri court denied plaintiffs’ motion for reconsideration and reaffirmed the court’s stay. Ducommun believes these lawsuits are without merit, and in the event that settlement of these claims is not finalized, intends to defend them vigorously.

Legal proceedings in connection with the Merger may result in significant monetary costs or may otherwise negatively impact the business and operations of Ducommun and LaBarge.

LaBarge, certain of its directors, Ducommun and Merger Sub are parties to several lawsuits filed by third parties seeking damages and equitable relief, and costs and expenses of the litigation, including attorneys’ fees, in connection with the Merger Agreement. Any conclusion of such litigation in a manner adverse to Ducommun or LaBarge could have a material adverse effect on each company’s business, financial condition and results of operations. In addition, the cost of defending this litigation, even if resolved favorably, could be substantial. Such litigation could also substantially divert the attention of management and resources in general. Furthermore, uncertainties resulting from the initiation and continuation of any litigation could harm the ability of Ducommun or LaBarge to compete in the marketplace.

Uncertainty regarding the effects of the Merger on our business may cause customers and suppliers to delay or defer decisions concerning us and adversely affect our business, financial condition and operating results.

Uncertainty regarding the effects of the Merger on us may cause customers and suppliers to delay or defer decisions concerning us, which could negatively affect our businesses. Customers and suppliers may also seek to change existing agreements with Ducommun or LaBarge as a result of the Merger. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on our business, regardless of whether the Merger is ultimately completed. Moreover, diversion of management focus and resources from the day-to-day operation of the business to matters relating to the integration of LaBarge into our business could have a material adverse effect on our business.

Risks Related to Our Business

Aerospace markets are cyclical.

The aerospace markets in which we sell our products are cyclical and have experienced periodic declines. Our sales are, therefore, unpredictable and tend to fluctuate based on a number of factors, including economic conditions and developments affecting the aerospace industry and the customers served.

We depend heavily upon a concentrated base of customers which are subject to unique risks, and a significant reduction in sales to any of our major customers, or the loss of a major customer, could have a material impact on our financial results.

In fiscal year 2010, approximately 26% of Ducommun’s sales were for Boeing commercial and military aircraft programs, 8% of our sales were for United Technologies (Sikorsky Black Hawk helicopter) programs and 12% of our sales were for Raytheon military aircraft programs on a stand-alone basis. In addition, LaBarge depends heavily on a concentrated base of customers with its three largest customers accounting for 14.0% (Owens-Illinois, Inc.), 8.8% (American Superconductor) and 8.2% (Raytheon Company), respectively, of net sales in fiscal year 2010. On a pro forma basis, 2010 sales to Boeing, Raytheon, Owens-Illinois, United Technologies and American Superconductor were 15%, 10%, 6%, 6% and 4%, respectively. Any significant change in production rates by these customers would have a material effect on our results of operations and cash flows. There is no guarantee that our current significant customers will continue to buy products from us at current levels, and that we will retain any or all of our existing customers or LaBarge’s customers, following the Merger or that we will be able to form new relationships with customers upon the loss of one or more of our or LaBarge’s existing customers. This risk may be further complicated by pricing pressures, intense competition prevalent in our industry and other factors. The loss of a significant customer could have a material adverse effect on us.

For example, on April 5, 2011, American Superconductor announced that its largest customer, Sinovel Wind Group Co. Ltd. (“Sinovel”), which provided 75% of American Superconductor’s net sales for the nine months ended December 2010, had refused to accept contracted shipments of electrical components and spare parts in March 2011, and that Sinovel was past due on $56.0 million of shipments from prior quarters. While American Superconductor has not canceled any orders with LaBarge, it has indicated that it would delay receipt of current orders by 30 to 60 days.

As of June 28, 2011, LaBarge’s backlog for its Appleton, Wisconsin facility was $38.1 million, which includes approximately $10.6 million relating to orders for electronic systems used in wind power generation equipment with American Superconductor. Based on current estimates, backlog related to American Superconductor is scheduled to ship in the next eight months. As of June 28, 2011, the trade receivables due from American Superconductor were $1.6 million ($1.0 million as of July 18, 2011), of which $1.4 million was past due. Included in inventory as of June 28, 2011, was $1.6 million related to American Superconductor. For the twelve months ended June 28, 2011, LaBarge recorded $19.7 million of net sales to this customer, which represent approximately 6.0% of total LaBarge sales and 30.5% of the Appleton operation’s net sales. We will continue to monitor the situation and maintain contact with American Superconductor.

In addition, we generally make sales under purchase orders and short term contracts that are subject to cancellation, modification or rescheduling. Changes in the economic environment and the financial condition of the industries we serve could result in customer requests for rescheduling or cancellation of contractual orders. Some of our contracts have specific provisions relating to schedule and performance, and failure to deliver in accordance with such provisions could result in cancellations, modifications, rescheduling and/or penalties, in some cases at the customers’ convenience and without prior notice. While we have normally recovered our direct and indirect costs, if we experience such cancellations, modifications, or rescheduling that cannot be replaced in a timely fashion, this could have a material adverse effect on our financial results.

A significant portion of our business depends upon government spending.

We derive a significant portion of our business from contracts related to orders for or associated with the U.S. Government. In 2010 approximately 60% of Ducommun’s sales were derived from military and space markets. In addition, for the years ended June 27, 2010 and June 28, 2009, approximately 42.0% and 46.3%, respectively, of LaBarge’s net sales were derived from subcontracts with OEMs on contracts with the U.S. Government. On a pro forma basis, 2010 sales related to orders for or associated with the U.S. Government were 50%. Accordingly, the success of our business depends upon government spending, which, among other factors, depends upon:

•

changes in fiscal policies or decreases in available government funding, including budgetary constraints affecting federal government spending generally, or specific departments or agencies in particular;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	changes in political or social attitudes with respect to security and defense issues;

•	changes in federal government programs or requirements, including the increased use of small business providers;

•	increases in the federal government initiatives related to in-sourcing;

•	changes in or delays related to government restrictions on the export of defense articles and services, as a result of greater volatility in foreign economic and political environments or otherwise;

•	federal government shutdowns (such as that which occurred during the federal government’s 1996 fiscal year) and other potential delays or changes in the government appropriations process;

•	general economic conditions; and

•	delays in the payment of our invoices by government payment offices.

These and other factors could cause governments and government agencies, or prime contractors that use us as a subcontractor, to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which could have an adverse effect on our business, financial condition and results of operations.

Further, certain U.S. Government programs in which we participate may extend for several years; however, these programs are typically funded annually. Changes in the government’s strategy and priorities may affect our existing programs and future opportunities. Our government contracts and related orders with the U.S. Government are subject to cancellation, or delay, if appropriations for subsequent performance periods are not made. In addition, we anticipate that the U.S. Department of Defense budget will be under pressure as the current administration is faced with competing national priorities. The termination of funding for existing or new U.S. Government programs could have a material adverse effect our financial results.

We are subject to extensive regulation and audit by the Defense Contract Audit Agency.

The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. Government are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the Department of Defense. Such audits and reviews could result in adjustments to our contract costs and profitability. We have recorded contract net sales based upon costs expected to be realized upon final audit. However, we do not know the outcome of any future audits and adjustments may be required to reduce net sales or profits upon completion and final negotiation of audits. If any audit or review were to uncover inaccurate costs or improper activities, we could be subject to penalties and sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from conducting future business with the U.S. Government. Any such outcome could have a material adverse effect on our financial results.

Federal government contracts contain provisions giving government customers a variety of rights that are unfavorable to us and the OEMs to whom we provide products and services, including the ability to terminate a contract at any time for convenience.

As noted above, we derive a significant portion of our net sales from subcontracts under federal government prime contracts. A portion of our net sales is also derived from direct contracts with the federal government. Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to:

•	terminate existing contracts for convenience, as well as for default;

•	reduce orders under or otherwise modify contracts or subcontracts;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	decline to exercise an option to renew a multi-year contract;

•	suspend or debar us from doing business with the federal government or with a governmental agency;

•

prohibit future procurement awards with a particular agency as a result of a finding of an organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors;

•	subject the award of contracts to protest by competitors, which may require the contracting agency or department to suspend our performance pending the outcome of the protest;

•	claim rights in products and systems produced by us; and

•	control or prohibit the export of the products and related services we offer.

If the U.S. Government terminates a contract for convenience, the counterparty with whom we have contracted on a subcontract may terminate its contract with us. As a result of any such termination, whether on a direct government contract or subcontract, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the U.S. Government terminates a direct contract with us for default, we may not even recover those amounts and instead may be liable for excess costs incurred by the U.S. Government in procuring undelivered items and services from another source. Contracts with foreign governments generally contain similar provisions relating to termination at the convenience of the customer.

In addition, the U.S. Government is typically required to open all programs to competitive bidding and, therefore, may not automatically renew any of its prime contracts. If one or more of our government prime or subcontracts is terminated or cancelled, our failure to replace sales generated from such contracts would result in lower sales and have an adverse effect on our earnings, which would adversely affect our business, results of operations and financial condition.

Some of our contracts with the U.S. Government are classified which may limit investor insight into portions of our business.

We derive a portion of our net sales from programs with the U.S. Government that are subject to security restrictions (classified programs), which preclude the dissemination of information that is classified for national security purposes. We are limited in our ability to provide details about these classified programs, their risks or any disputes or claims relating to such programs. As a result, you might have less insight into our classified programs than our other businesses and therefore less ability to fully evaluate the risks related to our classified business.

We face risks associated with competitive pricing pressures, which could cause price reductions, reduced profitability and loss of market share.

The aerospace and EMS industries are highly competitive and competitive pressures may adversely affect us. In both of these industries we compete worldwide with a number of domestic and international companies that have substantially greater manufacturing, purchasing, marketing and financial resources than us. In the EMS industry, many of our customers have the in-house capability to fulfill their manufacturing requirements. Our larger competitors may be able to vie more effectively for very large-scale contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, price and availability of key professional personnel. Our competitors may have established relationships among themselves or with third parties, including through mergers and acquisitions, that could increase their ability to address customer needs. They may establish new relationships and new competitors or competitive alliances may emerge. If we are unable to successfully compete for new business, our net sales growth and operating margins may decline.

In addition, we are exposed to the introduction of lower priced competitive capabilities, significant price reductions by competitors or significant pricing pressures from customers. We are experiencing competitive pricing pressures. These pressures have had, and are expected to continue to have, an adverse effect on our financial condition and operating results. Further, there can be no assurance that competition from existing or potential competitors in other segments of our business will not have a material adverse effect on our financial results. If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.

We use estimates when bidding on contracts and may not have the ability to control, and may not accurately estimate, costs associated with performing under fixed-price contracts. We therefore face risks of cost overruns and losses on fixed-price contracts. In addition, when determining the cost of sales to be recognized under certain long-term contracts, we are required to estimate total costs to complete the contract.

We sell many of our products under firm, fixed-price contracts providing for a fixed price for the products regardless of the production costs incurred by us. In many cases, we make multi-year firm, fixed-price commitments to our customers, without assurance that our anticipated production costs will be achieved. Contract bidding and accounting require judgment relative to assessing risks, estimating contract net sales and costs and making assumptions for scheduling and technical issues. For example, assumptions have to be made regarding the length of time to complete the contract, because costs include expected increases in prices for materials and wages, which can be particularly difficult to estimate for contracts with new customers. Similarly, assumptions have to be made regarding the future impact of our efficiency initiatives and cost reduction efforts. In order to realize a profit on these contracts, we must, when we bid these contracts, accurately estimate our costs to complete the contracts. Our failure to accurately estimate these costs can result in cost overruns, which result in reduced or lost profits. Because of the significance of the judgments and estimates involved, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. For example, if we experience manufacturing inefficiencies, start-up costs or increases in the cost of labor, materials, outside processing, overhead and other factors, our production costs may be adversely affected. Therefore, any changes in our underlying assumptions, circumstances or estimates could have a material adverse effect on our financial results.

In addition, we also face the risk of increased costs due to a rise in the prices of raw materials and components used in the manufacture of our products, including aluminum, titanium, steel and carbon fibers. Although these materials are generally available from a number of vendors and are generally in adequate supply, we have, from time to time, experienced increases in lead times for, and deterioration in availability of, aluminum, titanium and certain other materials. Moreover, certain components, supplies and raw materials for our operations are purchased from single sources. In such instances, we strive to develop alternative sources and design modifications to minimize the potential for business interruptions.

Risks associated with operating and conducting our business outside the United States could adversely impact us.

We have facilities in Thailand and Mexico and derive a portion of our net sales from direct foreign sales. Further, our customers may derive portions of their sales to non-U.S. customers. As a result, we are subject to the risks of conducting and operating our business internationally, including:

•	political instability;

•	local economic conditions;

•	economic and geopolitical developments and conditions;

•	foreign currency fluctuations;

•	foreign government regulatory requirements;

•	domestic and international government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements;

•	delays in placing orders;

•	the uncertainty of the ability of non-U.S. customers to finance purchases;

•	uncertainties and restrictions concerning the availability of funding credit or guarantees;

•

compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies conducting business abroad, including, but not limited to, the Foreign Corrupt Practices Act;

•	imposition of taxes, export controls, tariffs, embargoes and other trade restrictions; and

•	the potentially limited availability of skilled labor in proximity to our facilities.

While the impact of these factors is difficult to predict, any one or more of these factors could have a material adverse effect on our financial results.

Our products and processes are subject to risks from changes in technology.

Our products and processes are subject to risks of obsolescence as a result of changes in technology. The future success of our business will depend in large part upon our and our customers’ ability to maintain and enhance technological capabilities, develop and market manufacturing services that meet changing customer needs and successfully anticipate or respond to technological advances in manufacturing processes on a cost-effective and timely basis. To address this risk, we invest in product design and development, and undertake capital expenditures. There can be no guarantee that our product design and development efforts will be successful, or that funds required to be invested in product design and development or incurred as capital expenditures will not increase materially in the future.

Many of our contracts require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise, or are dependent upon factors beyond our control.

We manufacture and assist in the design of technologically advanced and innovative products that are applied by our customers in a variety of environments. Problems and delays in development or delivery of our products and services, which could prevent us from meeting our contractual requirements, include changes in our customers’ required designs, acceptance of the customers’ designs in the marketplace, technology, licensing and patent rights, labor, learning curve assumptions, materials and components, as well as the timing of purchase orders placed or required delivery dates, variation in demand for customers’ products, federal government funding, regulatory changes affecting customers’ industries, customer efforts to manage their inventory, changes in customers’ manufacturing strategies and customers’ technical problems or issues. Any such problems or delays could have a material adverse effect on our financial results.

We face risks associated with acquisitions and dispositions of businesses.

A key element of our long-term strategy has been growth through acquisitions. We are continuously reviewing and actively pursuing acquisitions outside of our current markets. Acquisitions, including the LaBarge Acquisition, may require us to incur additional indebtedness, resulting in increased leverage. Any significant acquisition, including the LaBarge Acquisition, may result in a material weakening of our financial position and a material increase in our cost of borrowings. Acquisitions also may require us to issue additional equity, resulting in dilution to existing stockholders. This additional financing for acquisitions and capital expenditures may not be available on terms acceptable or favorable to us. Acquired businesses, including LaBarge, may not achieve anticipated results, which could have a material adverse effect on our financial condition, results of operations and cash flows. We also periodically review our existing businesses to determine if they are consistent with our strategy. We have sold, and may sell in the future, business units and product lines, which may result in either a gain or loss upon disposition.

Our acquisition strategy exposes us to risks. We may not be able to consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, to satisfactorily integrate these acquired businesses. Our ability to grow by acquisition is dependent on, among other factors, the availability of suitable acquisition candidates. Growth by acquisition involves risks that could have a material adverse effect on our business, financial condition and operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets, potential impairment of goodwill and the potential loss of key customers or employees of acquired companies. For specific risks relating to the LaBarge Acquisition, see [“Risk Factors—Risks Related to the LaBarge Acquisition.”]

Goodwill and/or other intangible assets could be impaired in the future, resulting in substantial losses and write-downs.

In assessing the recoverability of goodwill, management is required to make certain critical estimates and assumptions. These estimates and assumptions included improvements in manufacturing efficiency, reductions in operating costs and obtain increases in sales and backlog. Due to many variables inherent in the estimation of a business’s fair value and the relative size of our recorded goodwill, differences in estimates and assumptions may have a material effect on the results of our impairment analysis. If any of these or other estimates and assumptions are not realized in the future, or if market multiples decline, we may be required to record an additional impairment charge for goodwill. Ducommun’s goodwill as of July 2, 2011 was $216.9 million or 24.8% of total assets.

Significant consolidation in the aerospace and defense industry could adversely affect our business and financial results.

The aerospace and defense industry is experiencing significant consolidation, including our customers, competitors and suppliers. Consolidation among our customers may result in delays in the award of new contracts and losses of existing business. Consolidation among our competitors may result in larger competitors with greater resources and market share, which could adversely affect our ability to compete successfully. Consolidation among our suppliers may result in fewer sources of supply and increased cost to us.

Our failure to meet the quality or delivery expectations of customers could adversely affect our business and financial results.

Our ability to deliver our products and services on schedule is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials, internal and supplier produced parts and structures, conversion of raw materials into parts and assemblies and performance of suppliers and others. Our customers expect on-time delivery and quality with respect to our products. In some cases, we do not presently satisfy these customer expectations, particularly with respect to on-time delivery. If we fail to meet the quality or delivery expectations of our customers, this failure could lead to the loss of one or more significant customers.

We rely on numerous third-party suppliers for components used in our production process. Certain of these components are available only from single sources or a limited number of suppliers, or similarly, customers’ specifications may require us to obtain components from a single source or certain suppliers. These and other factors, including the loss of a critical supplier, could cause disruptions or cost inefficiencies in our operations compared to our competitors that have greater direct purchasing power, which could have a material adverse effect on our financial results.

In addition, from time to time, we have experienced shortages of some of the components that it uses in production. These shortages can result from strong demand for those components or from problems experienced by suppliers and can result in delays in production, which may prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a reduction in sales and an increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages could have a material adverse effect on our financial results.

Internal system or service failures could disrupt our business and impair our ability to effectively provide the products and related services we offer to our customers, which could damage our reputation and adversely affect our business, results of operations and financial condition.

Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, would have a material adverse effect on our business. We could also be subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which would adversely affect our business, results of operations and financial condition.

Our operating results may fluctuate significantly and fall below expectations, as well as make future results difficult to predict.

We depend on contract awards from our customers, the size and timing of which vary from period to period. Accordingly, our results of operations have varied historically and may continue to fluctuate significantly from period to period, including on a quarterly basis. Consequently, results of operations in any period should not be considered indicative of the operating results that may be experienced in any future period. Factors that may adversely impact our quarterly and annual results include, but are not limited to, the following:

•	general economic conditions;

•	changes in sales mix and volume to customers;

•	changes in delivery schedules of our customers and their customers;

•	changes in availability and cost of components used by us in our products and services;

•	volume of customer orders relative to our production capacity;

•	market demand and acceptance of our customers’ products;

•	price erosion within the EMS marketplace;

•	a downturn in the aerospace and defense markets;

•	the announcement or introduction of new or enhanced services by our competitors; and

•	capital equipment requirements needed to remain technologically competitive.

We may not have the ability to renew facilities leases on terms favorable to us and relocation of operations presents risks due to business interruption.

Certain of our manufacturing facilities and offices are leased and have lease terms that expire between 2012 and 2020. The majority of these leases provide us with the opportunity to renew the leases at our option and, if renewed, provide that rent will be equal to the fair market rental rate at the time of renewal, which could be significantly higher than our current rental rates. We may be unable to offset these cost increases by charging more for our products and services. Furthermore, continued economic conditions may continue to negatively impact and create greater pressure in the commercial real estate market, causing higher incidences of landlord default and/or lender foreclosure of properties, including properties occupied by us. While we maintain certain non-disturbance rights in most cases, it is not certain that such rights will in all cases be upheld and our continued right of occupancy in such instances is potentially jeopardized. An occurrence of any of these events could have a material adverse effect on our financial results.

Additionally, if we choose to move any of our operations, those operations will be subject to additional relocation costs and associated risks of business interruption.

Our operations are subject to numerous laws, regulations and restrictions, and failure to comply with these laws, regulations and restrictions could subject us to liability for penalties, including termination of our U.S. Government contracts and subcontracts, disqualification from bidding on future U.S. Government contracts and subcontracts, suspension or debarment from U.S. Government contracting and various other fines and penalties.

Our contracts and operations are subject to various laws and regulations. Prime contracts with various agencies of the U.S. Government, and subcontracts with other prime contractors, are subject to numerous laws and regulations which affect how we do business with our customers and may impose added costs on our business. These laws and regulations include:

•	the Federal Acquisition Regulation and supplements, which regulate the formation, administration and performance of U.S. Government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;

•

the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission, or causing the submission of, a false or fraudulent claim to the U.S. Government for payment or approval;

•	the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts and subcontracts;

•

the Procurement Integrity Act, which requires evaluation of ethical conflicts surrounding procurement activity and establishing certain employment restrictions for individuals who participate in the procurement process; and

•	the International Traffic in Arms Regulations, promulgated under the Arms Export Control Act, which authorizes the President to control the export and import of defense articles and defense services.

Noncompliance found by any one agency could result in fines, penalties, debarment or suspension from receiving additional contracts with all U.S. Government agencies. Given our dependence on U.S. Government business, suspension or debarment could have a material adverse effect on our financial results.

In addition, the U.S. Government may revise its procurement practices or adopt new contract rules and regulations, at any time. The U.S. Government may also face restrictions or pressure regarding the type and amount of services it may obtain from private contractors. Congressional legislation and initiatives dealing with mitigation of potential conflicts of interest, procurement reform and shifts in the buying practices of U.S. Government agencies resulting from those proposals, such as increased usage of fixed-price contracts which transfer some risks from the U.S. Government to the performing contractors, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or subcontracts or renew contracts or subcontracts under which we currently perform when those contracts are put up for recompetition. Any new contracting methods could be costly or administratively difficult for us to implement and could adversely affect our future net sales.

In addition, our international operations subject us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. Changes in regulations or political environments may affect our ability to conduct business in foreign markets including investment, procurement and repatriation of earnings. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in certain liabilities and could possibly result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on our financial results.

The occurrence of litigation in which we could be named as a defendant is unpredictable.

From time to time, we and our subsidiaries, including LaBarge, are involved in various legal and other proceedings that are incidental to the conduct of our business. See [“Business—Legal Proceedings.”] For example, LaBarge received a Wells notice from the staff of the SEC alleging violations of securities laws in connection with certain of LaBarge’s financial reporting processes during primarily 2006 and 2007. While we believe no current proceedings, if adversely determined, could have a material adverse effect on our financial results, no assurances can be given. Any such claims may divert financial and management resources that would otherwise be used to benefit our operations and could have a material adverse effect on our financial results.

Environmental liabilities could adversely affect our financial results.

We are subject to various environmental laws and regulations, including those relating to the use, storage, transport, discharge and disposal of hazardous chemicals used during our manufacturing process. We do not carry insurance for these potential environmental liabilities. Any failure by us to comply with present or future regulations could subject us to future liabilities or the suspension of production, which could have a material adverse effect on our financial results. Moreover, some environmental laws relating to contaminated sites can impose joint and several liability retroactively regardless of fault or the legality of the activities giving rise to the contamination.

The DAS chemical milling business uses various acid and alkaline solutions in the chemical milling process, resulting in potential environmental hazards. Despite existing waste recovery systems and continuing capital expenditures for waste reduction and management, at least for the immediate future, this business will remain dependent upon the availability and cost of remote hazardous waste disposal sites or other alternative methods of disposal.

Our DAS subsidiary has been directed by government environmental agencies to investigate and take corrective action for groundwater contamination at two of its facilities. DAS is also a potentially responsible party at certain sites at which it previously disposed of hazardous wastes. There can be no assurance that future developments, lawsuits and administrative actions and liabilities relating to environmental matters will not have a material adverse effect on our results of operations or cash flows.

In addition, certain of our customers must be in compliance with the European standard, Restriction of Hazardous Substances in Electrical and Electronic Equipment (RoHS Directive 2002-95-EC), for all products shipped to the European marketplace. The purpose of the directive is to restrict the use of hazardous substances in electrical and electronic equipment and to contribute to the environmentally sound recovery and disposal of electrical and electronic equipment waste. In addition, electronic component manufacturers must produce electronic components that are lead-free. Our Pittsburgh operation has implemented lead-free wave solder and reflow systems. We rely on numerous third-party suppliers for components used in our production process and there can be no assurances these suppliers will comply with this standard. Noncompliance could have a material adverse effect on our financial results.

Product liability claims in excess of insurance could adversely affect our financial results and financial condition.

We face potential liability for personal injury or death as a result of the failure of products designed or manufactured by us. Although we currently maintain aircraft product liability insurance, any material product liability not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows.

Damage or destruction of our facilities caused by storms, earthquake or other causes could adversely affect our financial results and financial condition.

We have operations located in regions of the U.S. that may be exposed to damaging storms, earthquakes and other natural disasters. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance, we do not carry any earthquake insurance because of the cost of such insurance. Many of our properties are located in Southern California, an area subject to earthquake activity. Our California facilities generated $231.7 million in net sales during fiscal year 2010. Even if covered by insurance, any significant damage or destruction of our facilities due to storms, earthquakes or other natural disasters could result in the inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to us. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations.

We are dependent upon our ability to attract and retain key personnel.

Our success depends in part upon our ability to attract and retain key engineering, technical and managerial personnel (both at the executive and at the plant) level. We face competition for management, engineering and technical personnel from other companies and organizations. Therefore, we may not be able to retain our existing management and other key personnel, or be able to fill new management, engineering and technical positions created as a result of expansion or turnover of existing personnel. The continued growth and expansion of our contract manufacturing business will require us to identify, hire, train and retain additional skilled and experienced personnel. Also, critical to ongoing operations at one of our facilities is the successful negotiation of collective bargaining agreements and the avoidance of organized work stoppages. The loss of members of our senior management group, or key engineering and technical personnel, the failure to meet recruitment and retention objectives or the inability to efficiently and successfully negotiate collective bargaining agreements could negatively impact our ability to grow and remain competitive in the future and could have a material adverse effect on our financial results.

Labor disruptions by our employees could adversely affect our business.

We employ approximately 3,428 people. Our DAS subsidiary is a party to a collective bargaining agreement, expiring July 1, 2012, with labor unions at its Monrovia, California facility covering 247 full-time hourly employees at year end 2010. Our Ducommun LaBarge Technologies, Inc. subsidiary is party to collective bargaining agreements, expiring January 11, 2016, at its two Joplin, Missouri facilities. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, we are unable to negotiate acceptable collective bargaining agreements with the unions or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.

Enacted and proposed changes in securities laws and regulations have increased our costs and may continue to increase our costs in the future.

In recent years, there have been several changes in laws, rules, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Sarbanes-Oxley Act of 2002 and various other new regulations promulgated by the SEC and rules promulgated by the national securities exchanges.

The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act are effective upon enactment, others will be implemented upon the SEC’s adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain.

Our efforts to comply with the Dodd-Frank Act and other evolving laws, regulations and standards are likely to result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Further, compliance with new and existing laws, rules, regulations and standards may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under the Notes.

We currently have a substantial amount of indebtedness. As of July 2, 2011, we had had total indebtedness of $393.4 million . Upon the satisfaction of certain conditions including, but not limited to, the agreement of lenders to provide such facilities or commitments, we also have the option to add one or more incremental term loan facilities or increase commitments under our New Revolving Credit Facility by an aggregate amount of up to $75.0 million.

If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling assets;

•	reducing or delaying scheduled expansions and capital investments; or

•	seeking to raise additional capital.

We cannot assure you that we would be able to enter into these alternative financing plans on commercially reasonable terms or at all. Moreover, any alternative financing plans that we may be required to undertake would still not guarantee that we would be able to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including our obligations under the Notes, or to obtain alternative financing, could materially and adversely affect our business, results of operations, financial condition and business prospects.

Our high level of debt could have important consequences to us and to the holders of the Notes, including:

•	making it more difficult for us to satisfy our obligations with respect to the Notes and our other debt;

•

the occurrence of an event of default if we fail to satisfy our obligations with respect to the Notes or our other indebtedness or fail to comply with the financial and other restrictive covenants contained in the indenture governing the Notes or agreements governing other indebtedness, which event of default could result in acceleration of the indebtedness outstanding under the indenture and in a default with respect to, and an acceleration of, our other indebtedness and could permit our lenders to foreclose on any of our assets securing such debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions or other general corporate requirements;

•

requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions or other general corporate purposes;

•	increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;

•

exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our New Credit Facilities, bear interest at variable rates, which could further adversely impact our cash flows;

•	limiting our flexibility in planning for and reacting to changes in our business and the industry in which we compete;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	impairing our ability to obtain additional financing in the future;

•

preventing us from raising the funds necessary to repurchase all Notes tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute an event of default under the indenture governing the Notes;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations in respect of our outstanding debt.

We require a significant amount of cash to service our indebtedness. Our ability to generate cash depends upon many factors beyond our control.

Our ability to make payments on and to refinance our debt, including the Notes, and to fund planned capital expenditures and working capital increases, will depend upon our ability to generate cash in the future. Since the consummation of the Transactions, our debt service requirements have increased significantly. Our ability to generate cash is subject to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to pay our debt, including the Notes, or to fund our other liquidity needs. Any inability to generate sufficient cash flow could have a material adverse effect on our financial condition or results of operations.

The covenants in our New Credit Facilities and the indenture governing the Notes impose restrictions that may limit our operating and financial flexibility and may limit our ability to make payments on the Notes.

Our New Credit Facilities and the indenture governing the Notes contain a number of significant restrictions and covenants that limit our ability, among other things, to:

•	create liens;

•	incur additional debt, guarantee debt and issue preferred stock;

•	pay dividends;

•	make redemptions and repurchases of certain capital stock;

•	make capital expenditures and specified types of investments;

•	prepay, redeem or repurchase subordinated debt;

•	sell certain assets or engage in acquisitions, mergers and consolidations;

•	change the nature of our business;

•	engage in affiliate transactions; and

•	restrict dividends or other payments from restricted subsidiaries.

In the event that a certain minimum amount is borrowed and outstanding under the New Revolving Credit Facility, for so long as any such amount is outstanding, we will be required to comply with a total leverage ratio. Furthermore, our consolidated EBITDA as of the end of any fiscal quarter on a trailing four-quarters basis is not permitted to be less than $50.0 million.

These covenants could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, pursue our business strategies and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot assure that we will be able to comply with such covenants. These restrictions also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the Notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions. A breach of any covenant in the New Credit Facilities or the agreements and indentures governing any other indebtedness that we may have outstanding from time to time, including the indenture governing the Notes, would result in a default under that agreement or indenture after any applicable grace periods. A default, if not waived, could result in acceleration of the debt outstanding under the agreement and in a default with respect to, and an acceleration of, the debt outstanding under other debt agreements. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. Even if new financing were available at that time, it may not be on terms that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, results of operations and financial condition could be materially and adversely affected.

We may not be able to make the change of control offer required by the indenture governing the Notes.

We may be unable to purchase the Notes upon a change of control, as defined in the indenture governing the Notes. Upon a change of control, we will be required to offer to purchase all of the Notes then outstanding for cash at 101% of the principal amount on the date of purchase plus accrued and unpaid interest, if any, on the Notes purchased to the date of purchase. If a change of control were to occur, we may not have sufficient funds to pay the change of control purchase price and we may be required to secure third-party financing to do so. However, we may not be able to obtain such financing on commercially reasonable terms, on terms acceptable to us or at all.

A change of control under the indenture governing the Notes may also result in an event of default under our New Credit Facilities which may cause the acceleration of indebtedness outstanding thereunder, in which case, proceeds of collateral pledged to secure borrowings thereunder would be used to repay such borrowings before we repay the Notes. In addition, our future indebtedness may also contain restrictions on our ability to repurchase the Notes upon certain events, including transactions that could constitute a change of control under the indenture governing the Notes. Our failure to repurchase the Notes upon a change of control would constitute an event of default under the indenture governing the Notes and would have a material adverse effect on our financial condition.

We face risks related to rating agency downgrades.

If the rating agencies reduce the rating on the Notes in the future, the market price of the Notes would be adversely affected. In addition, if any of our other outstanding debt is rated and subsequently downgraded, raising capital will become more difficult, borrowing costs under our New Revolving Credit Facility and other future borrowings may increase and the market price of the Notes may decrease.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities for the three months ended July 2, 2011

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Period beginning April 3, 2011 and ending April 30, 2011	0	$0.00	0	$2,773,030
Period beginning May 1, 2011 and ending May 28, 2011	0	$0.00	0	$2,773,030
Period beginning May 29, 2011 and ending July 2, 2011	0	$0.00	0	$2,773,030

Total	0	$0.00	0	$2,773,030

(1)	The Company did not repurchased in the open market any of its common shares during the second quarters of 2011 and 2010, respectively. At July 2, 2011, $2,773,030 remained available to repurchase common stock of the Company under stock repurchase programs previously approved by the Board of Directors.

Item 6.	Exhibits

11	Reconciliation of Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date: August 8, 2011