Form 10-Q
period 2011-10-01
DUCOMMUN INC /DE/
filed 2011-11-07
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 1, 2011, there were outstanding 10,538,987 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	October 1,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$19,376	$10,268
Accounts receivable	97,429	47,949
Unbilled receivables	5,670	3,856
Inventories	168,161	72,597
Production cost of contracts	16,672	16,889
Deferred income taxes	11,119	5,085
Other current assets	18,588	4,748

Total Current Assets	337,015	161,392
Property and Equipment, Net	99,122	59,461
Goodwill	216,314	100,442
Intangibles	190,740	21,992
Other Assets	17,638	2,165

	$860,829	$345,452

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$1,961	$187
Accounts payable	59,708	39,925
Accrued liabilities	59,271	31,174

Total Current Liabilities	120,940	71,286
Long-Term Debt, Less Current Portion	390,773	3,093
Deferred Income Taxes	81,437	7,691
Other Long-Term Liabilities	10,688	9,197

Total Liabilities	603,838	91,267

Commitments and Contingencies
Shareholders’ Equity:
Common stock	107	106
Treasury stock	(1,924)	(1,924)
Additional paid-in capital	64,368	61,684
Retained earnings	197,542	197,421
Accumulated other comprehensive loss	(3,102)	(3,102)

Total Shareholders’ Equity	256,991	254,185

	$860,829	$345,452

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	October 1,	October 2,
	2011	2010
Sales and Service Revenues:
Product sales	$178,485	$89,473
Service revenues	6,595	9,970

Net Sales	185,080	99,443

Operating Costs and Expenses:
Cost of product sales	145,560	72,041
Cost of service revenues	5,331	7,465
Selling, general and administrative expenses	24,557	13,705

Total Operating Costs and Expenses	175,448	93,211

Operating Income	9,632	6,232
Interest Expense, Net	(8,256)	(544)

Income Before Taxes	1,376	5,688
Income Tax Expense, Net	(415)	85

Net Income	$961	$5,773

Earnings Per Share:
Basic earnings per share	$0.09	$0.55
Diluted earnings per share	$0.09	$0.55
Weighted Average Number of Common Shares Outstanding:
Basic	10,539	10,499
Diluted	10,631	10,583

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Sales and Service Revenues:
Product sales	$370,763	$274,155
Service revenues	21,913	32,481

Net Sales	392,676	306,636

Operating Costs and Expenses:
Cost of product sales	301,941	219,708
Cost of service revenues	17,134	25,330
Selling, general and administrative expenses	62,303	39,484

Total Operating Costs and Expenses	381,378	284,522

Operating Income	11,298	22,114
Interest Expense, Net	(10,047)	(1,692)

Income Before Taxes	1,251	20,422
Income Tax Expense, Net	(340)	(4,773)

Net Income	$911	$15,649

Earnings Per Share:
Basic earnings per share	$0.09	$1.49
Diluted earnings per share	$0.09	$1.48
Weighted Average Number of Common Shares Outstanding:
Basic	10,534	10,483
Diluted	10,658	10,564

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash Flows from Operating Activities:
Net Income	$911	$15,649
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities:
Depreciation and amortization	14,472	10,070
Stock-based compensation expense	2,352	1,621
Deferred income tax (liability)/benefit	489	417
Income tax benefit from stock-based compensation	277	290
Excess tax benefit from stock-based compensation	—	(9)
Recovery of doubtful accounts	(37)	—
Net reduction in contract cost overruns	(170)	—
Gain on sale of assets	(217)	—
Changes in Assets and Liabilities:
Accounts receivable - (increase)	(5,211)	(7,432)
Unbilled receivables - decrease/(increase)	(1,814)	1,069
Inventories - (increase)	(18,486)	(8,280)
Production cost of contracts - (increase)	(1,189)	(4,720)
Other assets - (increase)/decrease	(4,383)	1,697
Accounts payable - (decrease)	(13,290)	(6,045)
Accrued and other liabilities - (decrease)	(2,600)	(7,042)

Net Cash Used in Operating Activities	(28,896)	(2,715)

Cash Flows from Investing Activities:
Purchase of property and equipment	(11,186)	(5,054)
Acquisition of businesses, net of cash acquired	(325,715)	—
Proceeds from the sale of assets	451	—

Net Cash Used in Investing Activities	(336,450)	(5,054)

Cash Flows from Financing Activities:
Repayments of senior notes, term loan and revolver debt	(786)	(6,943)
Borrowings of senior notes and term loan	390,000	—
Cash dividends paid	(790)	(2,359)
Debt issue cost paid	(14,025)	—
Net cash effect of exercise related to stock options	55	220
Excess tax benefit from stock-based compensation	—	9

Net Cash Provided by Financing Activities	374,454	(9,073)

Net Increase/(Decrease) in Cash and Cash Equivalents	9,108	(16,842)
Cash and Cash Equivalents - Beginning of Period	10,268	18,629

Cash and Cash Equivalents - End of Period	$19,376	$1,787

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of October 1, 2011, the consolidated statements of operations are unaudited for the three months and nine months ended October 1, 2011 and October 2, 2010 and the consolidated statements of cash flows are unaudited for the nine months ended October 1, 2011 and October 2, 2010. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2010. The results of operations for the nine months ended October 1, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Basic weighted average shares outstanding	10,539,000	10,499,000	10,534,000	10,483,000
Dilutive potential common shares	92,000	84,000	124,000	81,000

Diluted weighted average shares outstanding	10,631,000	10,583,000	10,658,000	10,564,000

The numerator used to compute diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net earnings (total numerator)	$961,000	$5,773,000	$911,000	$15,649,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Stock options and stock units	755,505	510,732	646,870	520,222

Revenue Recognition

Except as described below, the Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue from products sold under long-term contracts is recognized by the Company on the same basis as other sale transactions.

DLT (as a result of the LaBarge acquisition) has a significant number of contracts for which net sales are accounted for under the percentage-of-completion method using the units of delivery as the measure of completion. The percentage-of-completion method requires the use of assumptions and estimates related to the contract value, the total cost at completion, and measurement of progress towards completion. These contracts are primarily fixed-price contracts that vary widely in terms of size, length of performance period and expected gross profit margins. When the units-of-delivery measurement is used, DLT recognizes net sales when title transfers, which is usually upon shipment of the product or completion of the service.

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

Comprehensive Income

There were no other comprehensive income or loss reported in the three month and nine month periods ended October 1, 2011 and October 2, 2010. Certain items such as pension liability adjustments are presented as a separate component of shareholders’ equity. The current period change in pension liability is included in other comprehensive loss and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a pension liability adjustment of $3,102,000, net of tax, at October 1, 2011 and December 31, 2010.

Goodwill

The Company performs its annual goodwill impairment test during the fourth quarter. However, certain factors may result in the need to perform an impairment test prior to the fourth quarter, including significant underperformance of the Company’s business relative to expected operating results, significant adverse economic and industry trends, significant decline in the Company’s market capitalization for an extended period of time relative to net book value, or a decision to divest an individual business within a reporting unit. Based upon the Company’s assessment of these factors in connection with the preparation of the Company’s third quarter financial statements, given both a decline in the Company’s stock price and a decline in the Miltec reporting unit’s performance for the nine months ended October 1, 2011, the Company prepared a preliminary discounted cash flow analysis for the Miltec reporting unit and evaluated whether any adverse economic or industry trends would negatively affect the conclusions drawn from the prior period discounted cash flow analysis of the other reporting units. A discounted cash flow analysis requires the Company to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital for comparable companies. Assumptions about sales, operating margins, and growth rates are based on the Company’s forecasts, business plans, economic projections, anticipated future cash flows and marketplace data.

The results of the Company’s interim impairment evaluation indicated that the fair value of each of the reporting units exceeded its carrying value.

The Company will perform its annual goodwill impairment test by the end of the fourth quarter. In the event the operating performance of its reporting units declines, or the Company continues to experience a decline in its stock price, impairment charges could be triggered in the future.

Recent Accounting Pronouncements

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

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

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

Note 2. Acquisition

On June 28, 2011, the Company completed the acquisition of all the outstanding stock of LaBarge, Inc. (“LaBarge”), a publicly-owned company based in St. Louis, Missouri for $325,315,000 (net of cash acquired and excluding acquisition costs). LaBarge is a provider of electronics manufacturing services to aerospace, defense and other diverse markets. LaBarge provides its customers with sophisticated electronic, electromechanical and mechanical products through contract design and manufacturing. The acquisition was funded from internally generated cash, senior unsecured notes and a senior secured term loan. The operating results for this acquisition have been included in the consolidated statements of operations since the date of acquisition. For the three months and nine months ended October 1, 2011, operating expenses included expenses related to the acquisition of LaBarge of $2,682,000 and $15,337,000, respectively, and interest expense included $0 and $831,000, respectively, of write-off of unamortized financing costs, as a result of the Company’s debt refinancing related to the acquisition of LaBarge.

The following table presents unaudited pro forma consolidated operating results for the Company for the three months and nine months ended October 1, 2011 and October 2, 2010 as if the LaBarge acquisition had occurred as of January 1, 2010. The Company acquired certain assets of Foam Matrix for $400,000 during the first quarter of 2011. Pro forma results below exclude the acquisition of certain assets of Foam Matrix. Assuming the Form Matrix acquisition had occurred at January 1, 2010, it would not have been materially different from the Company’s historical results.

	(In thousands,except per share data)
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$185,080	$184,891	$556,128	$549,232
Net income/(loss)	$961	$4,747	$325	$(2,384)
Basic earnings/(loss) per share	$0.09	$0.45	$0.03	$(0.23)
Diluted earnings/(loss) per share	$0.09	$0.45	$0.03	$(0.23)

The consolidated financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for LaBarge. The principal estimates of fair value have been determined using expected net present value techniques utilizing a 14% discount rate. Customer relationships are valued assuming an annual attrition rate of 6.5%. For acquisitions completed through October 1, 2011, adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period (not exceeding twelve months). The acquisition of LaBarge was completed on June 28, 2011 and the Company is currently unable to determine if future adjustments, if any, to fair value assessments will have a material effect on the Company’s consolidated financial position or results of operations.

The table below summarizes the preliminary purchase price allocation for LaBarge at the date of acquisition.

(in thousands)
October 1, 2011
Accounts receivable	$44,232
Inventories	77,078
Prepaids	1,382
Deferred income taxes	5,821
Other current assets	4,640
Property, plant and equipment	36,794
Excess of cost over net assets acquired	115,224
Intangible-customer relationships	140,300
Intangible-trade name	32,937
Other assets	4,954

463,362

Current portion of long-term debt	250
Accounts payable	33,073
Accrued liabilities	30,986
Other long-term liabilities	1,132
Deferred income tax liabilities	72,606

138,047

Cash paid for acquisition	$325,315

Note 3. Inventories

Inventories consist of the following:

	(In thousands)
	October 1, 2011	December 31, 2010
Raw materials and supplies	$70,895	$13,155
Work in process	88,428	61,295
Finished goods	14,491	6,903

	173,814	81,353
Less progress payments	5,653	8,756

Total	$168,161	$72,597

Note 4. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	October 1, 2011	December 31, 2010
Senior Unsecured Notes	$200,000	$—
Senior Secured Term Loan	189,525	—
Notes and Other Liabilities for Acquisitions	3,209	3,280

Total Debt	392,734	3,280
Less Current Portion	1,961	187

Total Long-Term Debt	$390,773	$3,093

At October 1, 2011, the Company had $58,410,000 of unused revolving lines of credit, after deducting $1,590,000 for outstanding standby letters of credit. The Company had no outstanding revolver loans and was in compliance with all covenants at October 1, 2011. The weighted average interest rate on borrowings outstanding was 7.66% at October 1, 2011, compared to 3.06% at October 2, 2010. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

In connection with the acquisition of LaBarge on June 28, 2011, the Company borrowed $190,000,000 under a senior secured term loan and entered into a senior secured revolving credit facility of $60,000,000. Both the term loan and the credit facility provide the option of choosing the LIBOR rate (with a Libor rate floor of 1.25%) plus 4.25%, or the Alternate Base Rate (with an Alternative Base Rate floor of 2.25%) plus 3.25%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. The term loan requires quarterly principal payments of $475,000 beginning on September 30, 2011 and mandatory prepayment of certain amounts of excess cash flow on an annual basis beginning 2012. The revolving credit facility matures on June 28, 2016 and the term loan matures on June 30, 2017. The revolving credit facility and term loan contain minimum EBITDA and maximum leverage ratio covenants under certain circumstances, as well as limitations on future disposition of property, capital expenditures, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness.

In connection with the acquisition of LaBarge, the Company also issued $200,000,000 of senior unsecured notes with interest of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning in 2012. The senior unsecured notes mature on July 15, 2018, at which time the entire principal amount is due.

Note 5. Employee Benefit Plans

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities.

The components of net periodic pension cost for the defined benefit pension plan are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$131	$116	$392	$347
Interest cost	229	223	686	670
Expected return on plan assets	(279)	(233)	(836)	(699)
Amortization of actuarial loss	108	93	323	279

Net periodic post retirement benefit cost	$189	$199	$565	$597

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

Note 7. Income Taxes

The Company records the interest charge and penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the nine months ended October 1, 2011 and October 2, 2010, the Company recognized approximately $61,000 and $(143,000), respectively, in interest related to uncertain tax positions. The Company had approximately $224,000 and $163,000 for the payment of interest and penalties accrued at October 1, 2011 and December 31, 2010, respectively.

The Company’s total amount of unrecognized tax benefits was approximately $1,750,000 and $1,343,000 at October 1, 2011 and December 31, 2010, respectively. These amounts, if recognized, would affect the effective income tax rate.

The Company’s effective tax rate for the nine months of 2011 was higher as a result of the non-deductibility of various expenses related to the acquisition of LaBarge, partially offset by various tax benefits related to research and development tax credits. The Company’s effective tax rate for the nine months of 2010 included benefits received from the revision of the Company’s estimate of its unrecognized tax benefits related to research and development tax credits. The Company’s effective tax rate for the nine months of 2010 reflected no current year federal research and development tax benefits.

The Company’s federal income tax return for 2009 and California franchise (income) tax returns for 2004 and 2005 have been selected for examination. Management does not expect the results of these examinations to have a material impact on the Company’s financial statements. Federal income tax returns after 2006, California franchise (income) tax returns after 2005 and other state income tax returns after 2005 are subject to examination.

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $1,509,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California

environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, at the West Covina landfill the Company preliminarily estimates that the range of its liabilities in connection with the landfill is between approximately $900,000 and $3,300,000. The Company established a reserve for its estimated liability and has been making payments against this liability. The balance in the reserve included in the Company’s liabilities, in connection with the West Covina landfill was approximately $732,000 at October 1, 2011. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Note 9. Business Segment Information

The Company supplies products and services primarily to the aerospace and defense industries. The Company’s subsidiaries are organized into two strategic businesses, each of which is a reportable operating segment. The accounting policies of the segments are the same as those of the Company. DAS engineers and manufactures aerospace structural components and assemblies. DLT was formed in June 2011 by the combination of our former Ducommun Technologies segment and LaBarge. DLT designs, engineers and manufactures a broad range of electronic, electromechanical and interconnect systems and components. In addition, DLT provides technical and program management services (including design, development, integration and testing of prototype products) principally for advanced weapons and missile defense systems.

Financial information by reportable segment is set forth below:

	(In thousands)
	Three Months			Nine Months
	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change
Net Sales:
Ducommun AeroStructures	$75,076	$67,634	11.0%	$223,890	$205,982	8.7%
Ducommun LaBarge Technologies	110,004	31,809	245.8%	168,786	100,654	67.7%

Total Net Sales	$185,080	$99,443	86.1%	$392,676	$306,636	28.1%

Segment Operating Income (1)
Ducommun AeroStructures	$6,503	$6,725		$22,414	$23,343
Ducommun LaBarge Technologies	7,287	3,120		12,129	8,912

	13,790	9,845		34,543	32,255
Corporate General and Administrative Expenses (2) (3)	(4,158)	(3,613)		(23,245)	(10,141)

Total Operating Income	$9,632	$6,232		$11,298	$22,114

Depreciation and Amortization Expenses:
Ducommun AeroStructures	$2,681	$2,243		$7,710	$7,110
Ducommun LaBarge Technologies	4,745	983		6,725	2,902
Corporate Administration	29	4		37	58

	$7,455	$3,230		$14,472	$10,070

Capital Expenditures:
Ducommun AeroStructures	$2,838	$734		$6,972	$3,363
Ducommun LaBarge Technologies	2,494	532		3,970	1,622
Corporate Administration	50	9		244	69

Total Capital Expenditures	$5,382	$1,275		$11,186	$5,054

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $0.3 million and $11.8 million of transaction expenses in the three months 2011 and nine months 2011, respectively, related to the LaBarge, Inc. acquisition.
(3)	Certain expenses, previously incurred by the operating units, are now included in the corporate general and administrative expenses as a result of the Company’s organizational changes.

LaBarge operating results for the period June 29, 2011 through October 1, 2011 have been included in the Company’s financials since the date of the acquisition.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	October 1, 2011	December 31, 2010
Total Assets:
Ducommun AeroStructures	$246,253	$232,938
Ducommun LaBarge Technologies	563,093	93,505
Corporate Administration	51,483	19,009

Total Assets	$860,829	$345,452

Goodwill and Intangibles:
Ducommun AeroStructures	$71,037	$72,157
Ducommun LaBarge Technologies	336,017	50,277

Total Goodwill and Intangibles	$407,054	$122,434

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ducommun Incorporated (“Ducommun” or the “Company”), through its subsidiaries designs, engineers and manufactures structural components and subassemblies for aerospace and military markets, and electronic and electromechanical subsystems and devices, aerospace, military and other diverse markets. The components, assemblies and subsystems are provided principally for domestic and foreign commercial and military aircraft, helicopter, missile and space programs. The Company also provides engineering, technical and program management services almost entirely for United States defense, space and homeland security programs.

A summary of highlights for the third quarter ended October 1, 2011 includes:

•	Net sales increased 86% for the third quarter of 2011 versus the third quarter of 2010, reflecting increased sales of $83,800,000 from the LaBarge, Inc. acquisition

•	Diluted earnings per share for the third quarter of 2011 were $0.09 and, excluding merger-related expenses, were $0.34

•	Firm backlog at the end of the third quarter of 2011 was approximately $611,700,000

On June 28, 2011, the Company completed the acquisition of all the outstanding stock of LaBarge, Inc. (“LaBarge”), formerly a publicly-owned company based in St. Louis, Missouri for $325,315,000 (net of cash acquired and excluding acquisition costs). LaBarge is a broad-based provider of electronics to technology-driven companies in diverse markets. LaBarge has significant sales to customers in the aerospace defense, natural resources, industrial, medical and other commercial markets. The Company provides its customers with sophisticated electronic, electromechanically and mechanical products through contract design and manufacturing services. The operating results for the acquisition have been included in the consolidated statements of operations since the date of the acquisition. For the three months and nine months ended October 1, 2011, operating expenses included expenses related to the acquisition of LaBarge of $2,682,000 and $15,337,000, respectively, and interest expense in the nine months ended October 1, 2011 included the write-off of $831,000 of unamortized financing costs, as a result of the Company’s debt refinancing related to the acquisition of LaBarge.

In connection with the acquisition of LaBarge on June 28, 2011, the Company borrowed $190,000,000 under a senior secured term loan and entered into a senior secured revolving credit facility of $60,000,000. Both the term loan and the credit facility provide the option of choosing the LIBOR rate (with a Libor rate floor of 1.25%) plus 4.25%, or the Alternate Base Rate (with an Alternative Base Rate floor of 2.25%) plus 3.25%. The Alternate

Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. The term loan requires quarterly principal payments of $475,000 beginning on September 30, 2011 and mandatory prepayment of certain amounts of excess cash flow on an annual basis beginning 2012. The revolving credit facility matures on June 28, 2016 and the term loan matures on June 30, 2017. The revolving credit facility and term loan contain minimum EBITDA and maximum leverage ratio covenants under certain circumstances, as well as limitations on future disposition of property, capital expenditures, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness.

In connection with the acquisition of LaBarge, the Company also issued $200,000,000 of senior unsecured notes with interest of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning in 2012 and ending 2018, at which time the entire principal amount is due.

The Company believes the LaBarge acquisition will allow us to expand our presence significantly in the aerospace and defense markets, as well as diversify our sales base across new markets, including industrial, natural resources, medical and other commercial end markets. More specifically, the Company expects to realize the following benefits from the LaBarge acquisition:

•	Strengthen our market position as a significant Tier 2 supplier for both structural and electronic assemblies

•	Diversify our end markets

•	Expand our platforms work content on existing programs and capabilities on new and existing programs

•	Increase value-added manufacturing services content in our product portfolio

•	Expand our technology product portfolio

•	Realize potential synergies

For the third quarter of 2011, we generated sales of $185,080,000 and recorded net income of $961,000. EBITDA and Adjusted EBITDA in the third quarter and the first nine months of 2011 were $17,975,000 and $28,122,000, respectively. See below for certain information regarding EBITDA and Adjusted EBITDA, including reconciliations of EBITDA and Adjusted EBITDA to net income. We view EBITDA and Adjusted EBITDA as important operating performance measures that serve as a basis for measuring business segment operating performance. We use EBITDA and Adjusted EBITDA internally as complementary financial measures to evaluate the performance of our businesses and, when viewed with our GAAP financial results and accompanying reconciliations, we believe they provide additional useful information to gain an understanding of the factors and trends affecting our businesses. We have expanded our operations significantly through the recent LaBarge acquisition. As a result, our operating income has included significant charges for amortization and transaction-related expenses. EBITDA and Adjusted EBITDA exclude these charges and provides meaningful information about the operating performance of our businesses apart from the amortization and transaction-related expenses, as well as interest and tax expenses.

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In accordance with Securities and Exchange Commission (the “SEC”) rules, we also disclose and discuss certain non-GAAP financial measures in our public releases.

To supplement financial information presented in accordance with GAAP, we use additional measures to clarify and enhance the understanding of our respective past performance and future prospects such as Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA and the related financial ratios. We define these measures, explain how they are calculated and provide reconciliations of these measures to the most comparable GAAP measure in the tables below. EBITDA, Adjusted EBITDA and the related financial ratios, as presented in this Form 10-Q report, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as measures of our liquidity. We present EBITDA, Adjusted EBITDA and the related financial ratios, as applicable, because we believe that measures such as these provide useful information with respect to our ability to meet our future debt service, capital expenditures, working capital requirements and overall operating performance. In addition, we utilize EBITDA and Adjusted EBITDA when interpreting operating trends and results of operations of our respective businesses. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

•	They do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments

•	They do not reflect changes in, or cash requirements for, our working capital needs

•	They do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements

•	They are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows

•	They do not reflect the impact on earnings of charges resulting from matters unrelated to our ongoing operations, and

•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently from us, limiting their usefulness as comparative measures

Because of these limitations, EBITDA, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally. See our consolidated financial statements contained in this Form 10-Q report.

However, the Company believes that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our results of operations because these measures:

•

Are widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such terms, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors

•	Help investors to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating performance, and

•	Are used by our management team for various other purposes in presentations to our Board of Directors as a basis for strategic planning and forecasting

The following financial items have been added back to our net income when calculating EBITDA and Adjusted EBITDA:

•

Inventory step-up expense, which reflects additional cost of goods sold resulting from purchase accounting adjustments, may be useful to investors as it represents the cost of inventory acquired at closing

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations

•	Transaction–related expenses, including change in control compensation, may be useful to investors for determining current cash flow

•	Interest expense may be useful to investors for determining current cash flow

•

Income tax expense may be useful to investors because it represents the taxes which may be payable for the period and the change in deferred taxes during the period, and may reduce cash flow available for use in our business

•	Non-cash stock compensation may be useful to investors for determining current cash flow

Management uses non-GAAP measures by using a non-GAAP measure only to supplement our GAAP results and to provide additional information that is useful to gain an understanding of the factors and trends affecting our business.

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA.

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$961	$5,773	$911	$15,649
Depreciation & amortization (1)	7,455	3,230	14,472	10,070
Interest expense, net (2)	8,256	544	10,047	1,692
Income tax provision (credit)	415	(85)	340	4,773
Non-cash stock based compensation	888	652	2,352	1,621

EBITDA	$17,975	$10,114	$28,122	$33,805

Inventory step-up (3)	1,178	—	1,178	—
Merger related transaction expenses (4)	308	—	11,785	—
Merger related change-in-control compensation expenses (5)	2,374	—	2,374	—

	3,860	—	15,337	—

Adjusted EBITDA	$21,835	$10,114	$43,459	$33,805

(1)	Includes amortization of intangibles and additional depreciation expense related to the LaBarge acquisition and prior acquisitions.
(2)	Includes deferred financing costs in connection with the LaBarge acquisition.
(3)	Purchase accounting adjustment associated with LaBarge acquisition.
(4)	Includes investment banking, accounting, legal, tax and valuation expenses as a direct result of the LaBarge acquisition.
(5)	Merger-related transaction cost resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge acquisition.

Critical Accounting Policies

Revenue Recognition

Except as described below, the Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue from products sold under long-term contracts is recognized by the Company on the same basis as other sale transactions.

DLT (as a result of the LaBarge acquisition) has a significant number of contracts for which net sales are accounted for under the percentage-of-completion method using the units of delivery as the measure of completion. The percentage-of-completion method requires the use of assumptions and estimates related to the contract value, the total cost at completion, and measurement of progress towards completion. These contracts are primarily fixed-price contracts that vary widely in terms of size, length of performance period and expected gross profit margins. When the units-of-delivery measurement is used, DLT recognizes net sales when title transfers, which is usually upon shipment of the product or completion of the service.

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

Goodwill

The Company performs its annual goodwill impairment test during the fourth quarter. However, certain factors may result in the need to perform an impairment test prior to the fourth quarter, including significant underperformance of the Company’s business relative to expected operating results, significant adverse economic and industry trends, significant decline in the Company’s market capitalization for an extended period of time relative to net book value, or a decision to divest an individual business within a reporting unit. Based upon the Company’s assessment of these factors in connection with the preparation of the Company’s third quarter financial statements, given both a decline in the Company’s stock price and a decline in the Miltec reporting unit’s performance for the nine months ended October 1, 2011, the Company prepared a preliminary discounted cash flow analysis for the Miltec reporting unit and evaluated whether any adverse economic or industry trends would negatively affect the conclusions drawn from the prior period discounted cash flow analysis of the other reporting units. A discounted cash flow analysis requires the Company to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital for comparable companies. Assumptions about sales, operating margins, and growth rates are based on the Company’s forecasts, business plans, economic projections, anticipated future cash flows and marketplace data.

The results of the Company’s interim impairment evaluation indicated that the fair value of each of the reporting units exceeded its carrying value.

The Company will perform its annual goodwill impairment test by the end of the fourth quarter. In the event the operating performance of its reporting units declines, or the Company continues to experience a decline in its stock price, impairment charges could be triggered in the future.

Results of Operations

Third Quarter of 2011 Compared to Third Quarter of 2010

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share in the three months ended October 1, 2011 and October 2, 2010, respectively, were as follows:

	(in thousands)
	Third Quarter
	October 1, 2011	October 2, 2010
Sales	$185,080	$99,443
Gross Profit % of Sales	18.5%	20.0%
SG&A Expense % of Sales	13.3%	13.8%
Effective Tax Rate/(Benefit)	30.2%	(1.5	) %
Diluted (Loss)/Earnings Per Share	$0.09	$0.55

The Company’s net sales by end use segment in the third quarter of 2011 and 2010, respectively, were approximately as follows:

Net Sales by Market

		(in thousands)
		Third Quarter
Sales		October 1,	October 2,	% sales
Consolidated Ducommun	Change	2011	2010	2011	2010
Military and Space	$36,827	$94,578	$57,751	51%	58%
Commercial Aerospace	2,454	44,146	41,692	24%	42%
Natural Resources	17,137	17,137	—	9%	—%
Industrial	17,534	17,534	—	10%	—%
Medical & Other	11,685	11,685	—	6%	—%

Total	$85,637	$185,080	$99,443	100%	100%

		(in thousands)
		Third Quarter
Sales		October 1,	October 2,	% Sales
Ducommun AeroStructures	Change	2011	2010	2011	2010
Military & Space	$4,028	$35,752	$31,723	48%	47%
Commercial Aerospace	3,413	39,324	35,911	52%	53%
Natural Resources	—	—	—	—%	—%
Industrial	—	—	—	—%	—%
Medical & Other	—	—	—	—%	—%

Total	$7,441	$75,076	$67,634	100%	100%

		(in thousands)
		Third Quarter
Sales		October 1,	October 2,	% Sales
Ducommun LaBarge Technologies	Change	2011	2010	2011	2010
Military & Space	$32,799	$58,826	$26,028	53%	82%
Commercial Aerospace	(959)	4,822	5,781	4%	18%
Natural Resources	17,137	17,137	—	16%	—%
Industrial	17,534	17,534	—	16%	—%
Medical & Other	11,685	11,685	—	11%	—%

Total	$78,196	$110,004	$31,809	100%	100%

The Company had substantial sales to Boeing, Raytheon, Owens-Illinois, Schlumberger and United Technologies. During the third quarters of 2011 and 2010, sales to these customers were as follows:

Net Sales to Top Customers

	(In thousands)
	Third Quarter
Sales	October 1, 2011	October 2, 2010
Boeing	$30,099	$26,476
Raytheon	16,715	10,266
Owens-Illinois	10,167	—
Schlumberger	8,695	—
United Technologies	8,215	7,727

Total	$73,891	$44,469

Receivables

Third Quarter
(In thousands)
Receivables	October 1, 2011
Boeing	$11,039
Raytheon	8,981
Owens-Illinois	7,206

Total	$27,226

The sales and receivables relating to Boeing, Raytheon, Owens-Illinois, Schlumberger and United Technologies are diversified over a number of different military and space, commercial, aerospace, natural resources, industrial medical and other programs.

Sales for the third quarter of 2011 increased 86% to $185,080,000 as compared to $99,443,000 for the third quarter of 2010, reflecting sales of $83.8 million from the LaBarge acquisition and 2% organic growth, primarily from increased sales of products for commercial aircraft.

Cost of Sales and Gross Profit

	(dollars in thousands)
	Third Quarter
	October 1, 2011	October 2, 2010
Cost of Sales	$150,891	$79,506
Percent of Net Sales	81.5%	80.0%
Gross Profit	$34,189	$19,937
Gross Profit % of Sales	18.5%	20.0%

Gross profit margins vary considerably by contract. Gross profit dollars increased primarily due to the increased gross profit from the LaBarge acquisition. Gross profit percentages were lower in the 2011 period primarily due to a higher proportion of sales of lower margin products, inventory step-up write-off related to the LaBarge acquisition and lower operating performance at DAS.

Selling, General and Administrative Expenses

	(dollars in thousands)
	Third Quarter
	October 1, 2011	October 2, 2010
Selling, General and Administrative Expenses	$24,557	$13,705
% of Net Sales	13.3%	13.8%

The SG&A expenses increased primarily due to SG&A expenses from the newly acquired LaBarge organization of $11,271,000, including approximately $2,682,000 of acquisition-related expenses and $1,852,000 for amortization of intangibles.

Interest Expense

	(dollars in thousands)
	Third Quarter
	October 1, 2011	October 2, 2010
Interest Expenses	$8,256	$544
% of Net Sales	4.5%	0.5%

The increase in interest expense was due to higher debt and interest rates related to the LaBarge acquisition.

Income Tax Expenses

	(dollars in thousands)
	Third Quarter
	October 1, 2011	October 2, 2010
Income Taxes/(Benefit)	$415	$(85)
Effective Tax Rate/(Benefit)	30.2%	(1.5)%

The Company’s effective tax rate for the third quarter of 2011 was higher as a result of the non-deductibility of various expenses related to the acquisition of LaBarge, partially offset by various tax benefits related to research and development tax credits. The Company’s effective tax benefit for the third quarter of 2010 was 1.5%, as a result of the revision of the Company’s estimate of its unrecognized tax benefits related to research and development tax credits. The Company’s effective tax rate for the third quarter of 2010 reflected no current year federal research and development tax benefits.

Due to acquisition-related expenses and higher interest expenses, the Company’s net income was only $961,000, or $0.09 per diluted share, for the third quarter of 2011, compared to net income of $5,773,000, or $0.55 per diluted share, for the comparable period last year. The third quarter of 2011 results included pre-tax acquisition-related expenses (including cost of sales relating to the write-up of LaBarge inventory) of $3,860,000 ($2,694,000 after-tax, or $0.25 per diluted share). Excluding acquisition-related expenses (including cost of sales relating to the write-up of LaBarge inventory), net income would have been $3,655,000, or $0.34 per diluted share in the third quarter of 2011.

Nine Months of 2011 Compared to Nine Months of 2010

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share in the nine month ended October 1, 2011 and October 2, 2010, respectively, were as follows:

	(in thousands)
	Nine Months Ended
	October 1, 2011	October 2, 2010
Sales	$392,676	$306,636
Gross Profit % of Sales	18.7%	20.1%
SG&A Expense % of Sales	15.9%	12.9%
Effective Tax Rate	27.2%	23.4%
Diluted Earnings Per Share	$0.09	$1.48

Net Sales by Market

		(dollars in thousands)
		Nine Months Ended
Sales	Change	October 1, 2011	October 2, 2010	% Sales
Consolidated Ducommun				2011	2010
Military and Space	$23,549	$205,795	$182,246	52%	59%
Commercial Aerospace	16,135	140,525	124,390	36%	41%
Natural Resources	17,137	17,137	—	4%	—%
Industrial	17,534	17,534	—	5%	—%
Medical & Other	11,685	11,685	—	3%	—%

Total	$86,040	$392,676	$306,636	100%	100%

		(in thousands)
		Nine Months
Sales		October 1, 2011	October 2, 2010	% sales
Ducommun AeroStructures	Change			2011	2010
Military & Space	$3,825	$101,960	$98,135	46%	48%
Commercial Aerospace	14,083	121,930	107,847	54%	52%
Natural Resources	—	—	—	—%	—%
Industrial	—	—	—	—%	—%
Medical & Other	—	—	—	—%	—%

Total	$17,908	$223,890	$205,982	100%	100%

		(in thousands)
		Nine Months
Sales		October 1, 2011	October 2, 2010	% sales
Ducommun LaBarge Technologies	Change			2011	2010
Military & Space	$19,724	$103,835	$84,111	62%	84%
Commercial Aerospace	2,052	18,595	16,543	11%	16%
Natural Resources	17,137	17,137	—	10%	—%
Industrial	17,534	17,534	—	10%	—%
Medical & Other	11,685	11,685	—	7%	—%

Total	$68,132	$168,786	$100,654	100%	100%

The Company had substantial sales to Boeing, United Technologies, Raytheon, and Spirit Aerosystems. During the nine months of 2011 and 2010, sales to these customers were as follows:

	(In thousands)
	Nine Months Ended
	October 1, 2011	October 2, 2010
Boeing	$84,302	$83,056
Raytheon	34,009	33,995
United Technologies	21,746	23,237
Spirit Aerosystems	21,593	20,206

Total	$161,650	$160,494

Sales for the nine months of 2011 increased 28% to $392,676,000 compared to $306,636,000 for the first nine months of 2010, reflecting sales of $84,721,000 from the LaBarge acquisition as well as an increase in sales of products for commercial aircraft.

Cost of Sales and Gross Profit

	(dollars in thousands)
	Nine Months Ended
	October 1, 2011	October 2, 2010
Cost of Sales	$319,075	$245,038
Percent of Net Sales	81.3%	79.9%
Gross Profit	$73,601	$61,598
Gross Profit % of Sales	18.7%	20.1%

Gross profit margins were lower in the 2011 period primarily due to a higher proportion of sales of lower margin products, inventory step-up write-off related to the LaBarge acquisition and lower operating performance at DAS, partially offset by higher gross profit margins from the LaBarge, Inc. acquisition. Gross profit, as a percent of sales, in the nine months of 2010 was favorably impacted by an adjustment to operating expenses of approximately $1,278,000, or 0.4 percentage points, relating to the reversal of certain accounts payable accruals recorded in prior periods.

Selling, General and Administrative Expense

	(dollars in thousands)
	Nine Months Ended
	October 1, 2011	October 2, 2010
Selling, General and Administrative Expenses	$62,303	$39,484
% of Net Sales	15.9%	12.9%

The SG&A expenses in the first nine months of 2011 rose by $22,819,000 from the comparable period last year. The increase resulted from SG&A expenses of $11,839,000 from the newly acquired LaBarge organization, along with $11,785,000 of acquisiton-related expenses at Corporate, partially offset by a reduction of $800,000 in other expenses.

Interest Expense

	(dollars in thousands)
	Nine Months Ended
	October 1, 2011	October 2, 2010
Interest Expenses	$10,047	$1,692
% of Net Sales	2.6%	0.6%

The increased interest expense reflects approximately $7,524,000 of higher interest expense due to higher debt levels and interest rates, and the write-off of $831,000 of unamortized financing costs, as a result of the Company’s debt refinancing related to the acquisition of LaBarge.

Income Tax Expenses

	(dollars in thousands)
	Nine Months Ended
	October 1, 2011	October 2, 2010
Income Taxes	$340	$4,773
Effective Tax Rate	27.2%	23.4%

The decrease in income tax expense was due to lower income before taxes, primarily related to cost associated with the LaBarge acquisition. The Company’s effective tax rate for the nine months of 2011 was higher as a result of the non-deductibility of various expenses related to the acquisition of LaBarge, partially offset by various tax benefits related to research and development tax credits. The Company’s effective tax rate for the nine months of 2010 included benefits received from the revision of the Company’s estimate of its unrecognized tax benefits related to research and development tax credits. The Company’s effective tax rate for the nine months of 2010 reflected no current year federal research and development tax benefits.

Due to transaction-related expenses and higher interest expenses, the Company’s net income was only $911,000, or $0.09 per diluted share for the first nine months of 2011, compared to net income of $15,649,000, or $1.48 per diluted share, for the comparable period last year. Excluding pre-tax acquisition-related expenses (including cost of sales relating to the write-up of LaBarge inventory) of $15,337,000, or $1.05 per diluted share, net income was $12,076,000, or $1.13 per diluted share in the first nine months of 2011.

Business Segment Performance

We report our financial performance based on the following two reportable segments: Ducommun Aerostructures (“DAS”) and Ducommun LaBarge Technologies (“DLT”). The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. Ducommun AeroStructures, Inc. (“DAS”) engineers and manufactures aerospace structural components and subassemblies.

Ducommun LaBarge Technologies (“DLT”), was formed in June 2011 by the combination of our former Ducommun Technologies segment (“DTI”) and LaBarge. DLT designs, engineers and manufactures a broad range of electronic, electromechanical and interconnect systems and components. In addition, DLT provides technical and program management services (including design, development, and integration and testing of prototype products) principally for advanced weapons and missile defense systems.

We currently generate a majority of our revenue from customers in the aerospace and defense industry. In addition, we service technology driven markets in the industrial, natural resources and medical markets. The following table summarizes our net sales by end-market by business segment. The loss of one or more of our major customers, an economic downturn or a reduction in commercial aircraft production rates or defense markets could have a material adverse effect on our business.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

BUSINESS SEGMENT PERFORMANCE

(In thousands)

(Unaudited)

	(In thousands)
	Three Months			Nine Months
	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change
Net Sales:
Ducommun AeroStructures	$75,076	$67,634	11.0%	$223,890	$205,982	8.7%
Ducommun LaBarge Technologies	110,004	31,809	245.8%	168,786	100,654	67.7%

Total Net Sales	$185,080	$99,443	86.1%	$392,676	$306,636	28.1%

Segment Operating Income (1)
Ducommun AeroStructures	$6,503	$6,725		$22,414	$23,343
Ducommun LaBarge Technologies	7,287	3,120		12,129	8,912

	13,790	9,845		34,543	32,255
Corporate General and Administrative Expenses (2)	(4,158)	(3,613)		(23,245)	(10,141)

Total Operating Income	$9,632	$6,232		$11,298	$22,114

EBITDA (1)
Ducommun AeroStructures
Operating Income	$6,503	$6,725		$22,414	$23,343
Depreciation and Amortization	2,681	2,243		7,710	7,110

	9,184	8,968		30,124	30,453
Ducommun LaBarge Technologies
Operating Income	7,285	3,120		12,129	8,912
Depreciation and Amortization	4,745	983		6,725	2,902

	12,030	4,103		18,854	11,814
Corporate General and Administrative Expenses (2)(3)
Operating Income	(4,156)	(3,613)		(23,245)	(10,141)
Depreciation and Amortization	29	4		37	58
Non-Cash Stock-Based Compensation	888	652		2,352	1,621

	(3,239)	(2,957)		(20,856)	(8,462)

EBITDA	$17,975	$10,114		$28,122	$33,805

Adjusted EBITDA
Inventory step-up writeoff (3)	1,178	—		1,178	—
Merger related transaction expenses (4)	308	—		11,785	—
Merger related change-in-control compensation expenses (5)	2,374	—		2,374	—

	3,860	—		15,337	—

Adjusted EBITDA	$21,835	$10,114		$43,459	$33,805

Capital Expenditures:
Ducommun AeroStructures	$2,838	$734		$6,972	$3,363
Ducommun LaBarge Technologies	2,494	532		3,970	1,622
Corporate Administration	50	9		244	69

Total Capital Expenditures	$5,382	$1,275		$11,186	$5,054

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $0.3 million and $11.8 million of merger-related transaction expenses in the three months 2011 and nine months 2011, respectively, related to the LaBarge acquisition.
(3)	Certain expenses, previously incurred by the operating unit, are now included in the corporate general and administrative expenses as a result of the Company’s organizational changes.
(4)	Includes investment banking, accounting, legal, tax and valuation expenses as a direct result of the LaBarge acquisition.
(5)	Merger-related transaction costs resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge acquisition.

Ducommun AeroStructures: DAS segment net sales increased by 11.0% to $75.1 million for the quarter ended October 1, 2011 and increased by 8.7% to $223.9 million for the nine months ended October 1, 2011. The increase for the three months was due to an increase in both commercial and military sales. The increase for the nine months was primarily due to an increase in commercial sales, primarily for large commercial aircraft and regional jet programs.

Ducommun LaBarge Technologies: DLT segment net sales increased by 245.8% to $110,004,000 for the quarter ended October 1, 2011 and increased 67.7% to $168,786,000 for the nine months ended October 1, 2011. Net sales increased primarily due to $83,848,000 and $84,722,000 million in sales from the LaBarge acquisition for the third quarter and first nine months of 2011, respectively.

DAS segment operating income and EBITDA were down slightly in the third quarter and first nine months of 2011 from the comparable period in 2010 primarily from an increased portion of sales of lower margin products and slightly lower operating performance compared to last year’s comparable period. In addition, operating income and EBITDA for the nine months of 2010 were favorably impacted by an adjustment to operating expenses of $1,285,000, or 0.6 percentage points, relating to the reversal of certain accounts payable accruals.

DLT segment operating income and EBITDA were higher as a result of added operating income from the LaBarge acquisition, partially offset by lower engineering services operating income. In addition, DLT incurred certain costs during the quarter relating to the completion of the consolidation of one of its product lines.

Backlog

Backlog is subject to delivery delays or program cancellations, which are beyond the Company’s control. As of October 1, 2011, backlog believed to be firm was approximately $611,722,000 compared to $328,045,000 at December 31, 2010. The increase in backlog was mainly due to backlog from the acquisition of LaBarge of $258,743,000, along with higher backlog for the Boeing 777 aircraft, and the Apache and Blackhawk helicopters. Approximately $172,000,000 of total backlog is expected to be delivered during the remainder of 2011.

Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than the Company’s sales.

Backlog at October 1. 2011 was broken down as follows:

	(in thousands)
Ducommun Incorporated	Change	October 1, 2011	December 31, 2010
Military and Space	$177,494	$320,915	$143,421
Commercial Aerospace	8,865	193,489	184,624
Natural Resources	44,523	44,523	—
Industrial	28,347	28,347	—
Medical & Other	24,448	24,448	—

Total	$283,677	$611,722	$328,045

	(in thousands)
Ducommun AeroStructures	Change	October 1, 2011	December 31, 2010
Military and Space	$28,321	$120,448	$92,127
Commercial Aerospace	2,267	172,317	170,050
Natural Resources	—	—	—
Industrial	—	—	—
Medical & Other	—	—	—

Total	$30,588	$292,765	$262,177

	(in thousands)
Ducommun LaBarge Technologies	Change	October 1, 2011	December 31, 2010
Military and Space	$149,173	$200,467	$51,294
Commercial Aerospace	6,598	21,172	14,574
Natural Resources	44,523	44,523	—
Industrial	28,347	28,347	—
Medical & Other	24,448	24,448	—

Total	$253,089	$318,957	$65,868

Financial Condition

Cash Flow Summary

Net cash used in operating activities for the nine months of 2011 and 2010 was $28,896,000 and $2,715,000, respectively. Net cash used in operating activities during the nine months of 2011 was impacted by lower net income, an increase in accounts receivables, primarily related to the timing of billings to customers and extension of payments by the customers, an increase in inventory, primarily related to work-in-process for production jobs scheduled to ship in 2011 and afterward, payments of accounts payable, increase in other assets and payments in 2011 for expenses recorded in accrued liabilities in 2010. Net cash used in operating activities for the nine months of 2011was also negatively impacted by $18,111,000 of acquisition expenses impacting net income.

Net cash used in investing activities for the nine months of 2011 was $336,450,000. This consisted of $325,315,000 for the acquisition of LaBarge and $400,000 for the acquisition of Foam Matrix, $11,186,000 of capital expenditures and proceeds of $451,000 from the sale of assets.

Net cash used in financing activities for the nine months of 2011 of $374,454,000 included approximately $390,000,000 of borrowings, primarily to finance the acquisition of LaBarge, $786,000 of repayment of senior notes, term loan and revolver debt, $14,025,000 of debt issue cost paid, also related to the acquisition of LaBarge and $790,000 of dividend payments.

Liquidity and Capital Resources

At October 1, 2011, the Company had $58,410,000 of unused revolver lines of credit, after deducting $1,590,000 for outstanding standby letters of credit. The Company had no outstanding revolver loans and was in compliance with all covenants at October 1, 2011. The weighted average interest rate on borrowings outstanding was 7.66% at October 1, 2011, compared to 3.06% at October 2, 2010. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

In connection with the acquisition of LaBarge on June 28, 2011, the Company borrowed $190,000,000 under a senior secured term loan and entered into a senior secured revolving credit facility of $60,000,000. Both the term loan and the credit facility provide the option of choosing the LIBOR rate (with a Libor rate floor of 1.25%) plus 4.25%, or the Alternate Base Rate (with an Alternative Base Rate floor of 2.25%) plus 3.25%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. The term loan requires quarterly principal payments of $475,000 beginning on September 30, 2011 and mandatory prepayment of certain amounts of excess cash flow on an annual basis beginning 2012. The Company made a $475,000 payment on the term loan in September 2011. The revolving credit facility matures on June 28, 2016 and the term loan matures on June 30, 2017. The revolving credit facility and term loan contain minimum EBITDA and maximum leverage ratio covenants under certain circumstances, as well as limitations on future disposition of property, capital expenditures, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness.

In connection with the acquisition of LaBarge, the Company also issued $200,000,000 of senior unsecured notes with interest of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning in 2012. The senior unsecured notes mature on July 15, 2018, at which time the entire principal amount is due.

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

The Company expects to spend approximately $17,000,000 for capital expenditures in 2011. The increase in capital expenditures in 2011 from 2010 is principally to support new contract awards at DAS and DLT, including LaBarge capital expenditures, and offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company will continue to make prudent acquisitions and capital expenditures for manufacturing equipment and facilities to support long-term contracts for commercial and military aircraft programs, defense, medical, natural resources, industrial and other commercial markets. As part of the Company’s strategic direction in moving to a Tier 2 supplier additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.

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

As of October 1, 2011, the Company expects to make the following payments on its contractual obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Remainder of 2011	2012- 2013	2014- 2015	After 2015
Long-term debt	$392,734	$490	$6,923	$3,847	$381,474
Operating leases	19,893	1,892	11,679	4,067	2,255
Pension liability	9,657	197	1,759	2,010	5,691
Liabilities related to uncertain tax position	1,974	157	947	870	—
Future interest on notes payable and long-term debt	196,264	2,756	60,942	59,195	73,371

Total	$620,522	$5,492	$82,250	$69,989	$462,791

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $1,509,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, at the West Covina landfill the Company preliminarily estimates that the range of its liabilities in connection with the landfill is between approximately $900,000 and $3,300,000. The Company established a reserve for its estimated liability and has been making payments against this liability. The balance in the reserve included in the Company’s liabilities, in connection with the West Covina landfill was approximately $732,000 at October 1, 2011. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

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

There has been no change in the Company’s internal control over financial reporting during the three months ended October 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See the copy of the legal proceedings in the Form 10-Q for the three months and six months ended July 2, 2011.

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

Risks Related to the LaBarge Acquisition

The Merger with LaBarge presents risks and uncertainties, which could cause actual results to differ materially from historical results or those expressed in or implied by any forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: (1) the outcome of any legal proceedings that have been or may be instituted against LaBarge and/or Ducommun and others in connection with the Merger Agreement; (2) the interest rate on any borrowings incurred to finance the acquisition and operations of Ducommun and its subsidiaries following the Merger; (3) risks that the transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger; (4) difficulties integrating LaBarge’s business, operations and employees into Ducommun’s business and operations; (5) the inability to recognize the benefits of the Merger, including any potential synergies, growth, cost savings or accretive value; (6) the method of accounting for the Merger, (7) the inability to maintain current customer and supplier relationships following the Merger; (8) the amount of the costs, fees, expenses and charges related to the Merger and the actual terms of certain financings that were obtained for the Merger; and (9) the impact of the indebtedness incurred to finance the consummation of the Merger. The businesses of Ducommun and LaBarge are also subject to a number of risks as described in the SEC filings of Ducommun and LaBarge, copies of which may be obtained by contacting the investor relations department of the Company via the website at http://www.ducommun.com.

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

Even if we are able to integrate LaBarge’s operations successfully, this integration may not result in the realization of the full benefits of synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time. In addition, we may not discovered during the due diligence process, and we may not have discovered prior to closing, all known and unknown factors regarding LaBarge that could produce unintended and unexpected consequences for us. Undiscovered factors could result in us incurring financial liabilities, which could be material, and in us not achieving the expected benefits from the LaBarge Acquisition within our desired time frames, if at all.

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

The success of the LaBarge Acquisition will depend in part upon the retention of personnel critical to the LaBarge business due to, for example, their technical skills or management expertise. Employees may experience uncertainty about their future roles until clear strategies are announced or executed. Ducommun and LaBarge, while similar, do not have the same corporate cultures, and some LaBarge employees may not want to work for us. In addition, competitors may recruit employees of LaBarge during the integration stage. If we are unable to retain LaBarge personnel that are critical to the successful integration and future operation of our company, we could face disruptions in operations; loss of existing LaBarge customers, key information and expertise or know-how; and unanticipated additional recruiting and training costs. In addition, the loss of key personnel could diminish the benefits of the LaBarge Acquisition actually achieved by us. Although LaBarge has entered into one-year employment agreements with six key LaBarge executive officers that were effective upon closing of the Merger, there can be no assurance that such executives will stay with the combined company through the term of their agreements or afterwards.

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

In fiscal year 2010, approximately 26% of Ducommun’s sales were for Boeing commercial and military aircraft programs, 8% of our sales were for United Technologies (Sikorsky Black Hawk helicopter) programs and 12% of our sales were for Raytheon military aircraft programs on a stand-alone basis. In addition, LaBarge depends heavily on a concentrated base of customers. On a pro forma basis, 2010 sales to Boeing, Raytheon, Owens-Illinois and United Technologies were 15%, 10%, 6% and 6%, respectively. Any significant change in production rates by these customers would have a material effect on our results of operations and cash flows. There is no guarantee that our current significant customers will continue to buy products from us at current levels, and that we will retain any or all of our existing customers or LaBarge’s customers following the Merger, or that we will be able to form new relationships with customers upon the loss of one or more of our or LaBarge’s existing customers. This risk may be further complicated by pricing pressures, intense competition prevalent in our industry and other factors. The loss of a significant customer could have a material adverse effect on us.

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

These and other factors could cause the government and government agencies, or prime contractors that use us as a subcontractor, to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which could have an adverse effect on our business, financial condition and results of operations.

Further, certain U.S. Government programs in which we participate may extend for several years; however, these programs are typically funded annually. Changes in the government’s strategy and priorities may affect our existing programs and future opportunities. Our government contracts and related orders with the U.S. Government are subject to cancellation, or delay, if appropriations for subsequent performance periods are not made. In addition, we anticipate that the U.S. Department of Defense budget will be under pressure as the current administration is faced with competing national priorities. The termination of funding for existing or new U.S. Government programs could have a material adverse effect on our financial results.

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

A key element of our long-term strategy has been growth through acquisitions. We are continuously reviewing and actively pursuing other acquisitions. Acquisitions, including the LaBarge Acquisition, may require us to incur additional indebtedness, resulting in increased leverage. Any significant acquisition, including the LaBarge acquisition, may result in a material weakening of our financial position and a material increase in our cost of borrowings. Acquisitions also may require us to issue additional equity, resulting in dilution to existing stockholders. This additional financing for acquisitions and capital expenditures may not be available on terms acceptable or favorable to us. Acquired businesses, including LaBarge, may not achieve anticipated results, which could have a material adverse effect on our financial condition, results of operations and cash flows. We also periodically review our existing businesses to determine if they are consistent with our strategy. We have sold, and may sell in the future, business units and product lines, which may result in either a gain or loss upon disposition.

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

In assessing the recoverability of goodwill, management is required to make certain critical estimates and assumptions. These estimates and assumptions include improvements in manufacturing efficiency, reductions in operating costs and obtain increases in sales and backlog. Due to many variables inherent in the estimation of a business’s fair value and the relative size of our recorded goodwill, differences in estimates and assumptions may have a material effect on the results of our impairment analysis. If any of these or other estimates and assumptions are not realized in the future, or if market multiples decline, we may be required to record an additional impairment charge for goodwill. Ducommun’s goodwill as of October 1, 2011 was $216.3 million or 25.1 % of total assets.

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

In addition, from time to time, we have experienced shortages of some of the components that we uses in production. These shortages can result from strong demand for those components or from problems experienced by suppliers and can result in delays in production, which may prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a reduction in sales and an increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages could have a material adverse effect on our financial results.

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

Our success depends in part upon our ability to attract and retain key engineering, technical and managerial personnel (both at the executive and at the plant level). We face competition for management, engineering and technical personnel from other companies and organizations. Therefore, we may not be able to retain our existing management and other key personnel, or be able to fill new management, engineering and technical positions created as a result of expansion or turnover of existing personnel. The continued growth and expansion of our contract manufacturing business will require us to identify, hire, train and retain additional skilled and experienced personnel. Also, critical to ongoing operations at three of our facilities is the successful negotiation of collective bargaining agreements and the avoidance of organized work stoppages. The loss of members of our senior management group, or key engineering and technical personnel, the failure to meet recruitment and retention objectives or the inability to efficiently and successfully negotiate collective bargaining agreements could negatively impact our ability to grow and remain competitive in the future and could have a material adverse effect on our financial results.

Labor disruptions by our employees could adversely affect our business.

We employ approximately 3,324 people. Our DAS subsidiary is a party to a collective bargaining agreement, expiring July 1, 2012, with labor unions at its Monrovia, California facility covering 247 full-time hourly employees at year end 2010. Our Ducommun LaBarge Technologies, Inc. subsidiary is party to collective bargaining agreements, expiring January 11, 2016, at its two Joplin, Missouri facilities. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, if we are unable to negotiate acceptable collective bargaining agreements with the unions or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.

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

We currently have a substantial amount of indebtedness. As of October 1, 2011, we had had total indebtedness of $392.7 million. Upon the satisfaction of certain conditions including, but not limited to, the agreement of lenders to provide such facilities or commitments, we also have the option to add one or more incremental term loan facilities or increase commitments under our New Revolving Credit Facility by an aggregate amount of up to $75.0 million.

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

Our ability to make payments on and to refinance our debt, including the Notes, and to fund planned capital expenditures and working capital increases, will depend upon our ability to generate cash in the future. Since the consummation of the Transactions, our debt service requirements have increased significantly. Our ability to generate cash is subject to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. While we expect to meet all of our financial obligations, we cannot assure you that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to pay our debt, including the Notes, or to fund our other liquidity needs. Any inability to generate sufficient cash flow could have a material adverse effect on our financial condition or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities for the three months ended October 1, 2011

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period beginning July 3, 2011 and ending July 30, 2011	0	$0.00	0	$2,773,030
Period beginning July 31, 2011 and ending August 27, 2011	0	$0.00	0	$2,773,030
Period beginning August 28, 2011 and ending October 1, 2011	0	$0.00	0	$2,773,030

Total	0	$0.00	0	$2,773,030

Item 6.	Exhibits

11	Reconciliation of Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date: November 7, 2011