Form 10-Q/A
period 2011-10-01
DUCOMMUN INC /DE/
filed 2012-01-06
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Overview, pages 21, 23 and 24, Critical Accounting Policies, Goodwill page 25 and Business Segment Performance, page 35 of the Quarterly Report on Form 10-Q of Ducommun Incorporated (the “Company”) for the third quarter ended October 1, 2011, as filed with the Securities and Exchange Commission (“SEC”) on November 7, 2011 (the “Quarterly Report”). Due to comments received from the SEC regarding the Company’s Form 10-Q for the third quarter ended October 1, 2011, the Quarterly Report, as originally filed, did not reflect the amendments noted above to the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise stated, all information contained in this amendment is as of November 7, 2011, the filing date of the Quarterly Report. This Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby.

DUCOMMUN INCORPORATED

FORM 10-Q

INDEX

		Page
Part I.	Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4 – 28

Signatures		29

Exhibits

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

A summary of highlights for the third quarter ended October 1, 2011 includes:

•	Net sales increased 86% for the third quarter of 2011 versus the third quarter of 2010, reflecting increased sales of $83,800,000 from the LaBarge, Inc. acquisition

•	Diluted earnings per share for the third quarter 2011 were $0.09 and, excluding merger-related expenses, were $0.34

•	Firm backlog at the end of the third quarter of 2011 was approximately $611,700,000

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

In connection with the acquisition of LaBarge on June 28, 2011, the Company borrowed $190,000,000 under a senior secured term loan and entered into a senior secured revolving credit facility of $60,000,000. Both the term loan and the credit facility provide the option of choosing the LIBOR rate (with a Libor rate floor of 1.25%) plus 4.25%, or the Alternate Base Rate (with an Alternative Base Rate floor of 2.25%) plus 3.25%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. The term loan requires quarterly principal payments of $475,000 beginning on September 30, 2011 and mandatory prepayment of certain amounts of excess cash flow on an annual basis beginning

2012. The revolving credit facility matures on June 28, 2016 and the term loan matures on June 30, 2017. The revolving credit facility and term loan contain minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and maximum leverage ratio covenants under certain circumstances, as well as limitations on future disposition of property, capital expenditures, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness.

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

For the third quarter of 2011, we generated sales of $185,080,000 and recorded net income of $961,000. EBITDA and Adjusted EBITDA in the third quarter and the first nine months of 2011 were $17,087,000 and $25,770,000, respectively. See below for certain information regarding EBITDA and Adjusted EBITDA, including reconciliations of EBITDA and Adjusted EBITDA to net income. We view EBITDA and Adjusted EBITDA as important operating performance measures that serve as a basis for measuring business segment operating performance. We use EBITDA and Adjusted EBITDA internally as complementary financial measures to evaluate the performance of our businesses and, when viewed with our GAAP financial results and accompanying reconciliations, we believe they provide additional useful information to gain an understanding of the factors and trends affecting our businesses. We have expanded our operations significantly through the recent LaBarge acquisition. As a result, our operating income has included significant charges for amortization and merger-related transaction and change-in-control compensation expenses. EBITDA and Adjusted EBITDA exclude these charges and provide meaningful information about the operating performance of our businesses apart from the amortization and merger-related transactions and change-in-control compensation expenses, as well as interest and tax expenses.

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In accordance with Securities and Exchange Commission (the “SEC”) rules, we also disclose and discuss certain non-GAAP financial measures in our public releases.

To supplement financial information presented in accordance with GAAP, we use additional measures to clarify and enhance the understanding of our respective past performance and future prospects such as EBITDA and Adjusted EBITDA and the related financial ratios. We define these measures, explain how they are calculated and provide reconciliations of these measures to the most comparable GAAP measure in the tables below. EBITDA, Adjusted EBITDA and the related financial ratios, as presented in this Form 10-Q report, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as measures of our liquidity. We present EBITDA, Adjusted EBITDA and the related financial ratios, as applicable, because we believe that measures such as these provide useful information with respect to our ability to meet our future debt service, capital expenditures, working capital requirements and overall operating performance. In addition, we utilize EBITDA and Adjusted EBITDA when interpreting operating trends and results of operations of our respective businesses. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.

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

•	They are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows

•	They do not reflect the impact on earnings of charges resulting from matters unrelated to our ongoing operations, and

•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently from us, limiting their usefulness as comparative measures.

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

•	Help investors to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating performance, and

•	Are used by our management team for various other purposes in presentations to our Board of Directors as a basis for strategic planning and forecasting.

The following financial items have been added back to our net income when calculating EBITDA and Adjusted EBITDA:

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations

•	Merger–related expenses, including change in control compensation, may be useful to investors for determining current cash flow

•	Interest expense may be useful to investors for determining current cash flow

•

Income tax expense may be useful to investors because it represents the taxes which may be payable for the period and the change in deferred taxes during the period, and may reduce cash flow available for use in our business.

Management uses non-GAAP measures by using a non-GAAP measure only to supplement our GAAP results and to provide additional information that is useful to gain an understanding of the factors and trends affecting our business.

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA.

	(In thousands)
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$961	$5,773	$911	$15,649
Depreciation & amortization (1)	7,455	3,230	14,472	10,070
Interest expense, net (2)	8,256	544	10,047	1,692
Income tax provision (credit)	415	(85)	340	4,773

EBITDA	$17,087	$9,462	$25,770	$32,184

Merger-related transaction expenses (3)	308	—	11,785	—
Merger-related change-in-control compensation expenses (4)	2,374	—	2,374	—

	2,682	—	14,159	—

Adjusted EBITDA	$19,769	$9,462	$39,929	$32,184

(1)	Includes amortization of intangibles and additional depreciation expense related to the LaBarge acquisition and prior acquisitions.
(2)	Includes deferred financing costs in connection with the LaBarge acquisition.
(3)	Includes investment banking, accounting, legal, tax and valuation expenses as a direct result of the LaBarge acquisition.
(4)	Merger-related transaction cost resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge acquisition.

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

Ducommun LaBarge Technologies (“DLT”, as a result of the LaBarge acquisition) has a significant number of contracts for which net sales are accounted for under the percentage-of-completion method using the units of delivery as the measure of completion. The percentage-of-completion method requires the use of assumptions and estimates related to the contract value, the total cost at completion, and measurement of progress towards completion. These contracts are primarily fixed-price contracts that vary widely in terms of size, length of performance period and expected gross profit margins. When the units-of-delivery measurement is used, DLT recognizes net sales when title transfers, which is usually upon shipment of the product or completion of the service.

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

Goodwill

The Company performs its annual goodwill impairment test during the fourth quarter. As of December 31, 2010, the date of the most recent annual impairment test, the Ducommun AeroStructures, Inc. (“DAS”), Ducommun Technologies, Inc. (“DTI”, now known as DLT) and Miltec reporting units had $56.6 million, $35.5 million, and $8.3 million of recorded goodwill, respectively. However, certain factors may result in the need to perform an impairment test prior to the fourth quarter, including significant underperformance of the Company’s business relative to expected operating results, significant adverse economic and industry trends, significant decline in the Company’s market capitalization for an extended period of time relative to net book value, or a decision to divest an individual business within a reporting unit. Based upon the Company’s assessment of these factors in connection with the preparation of the Company’s third quarter financial statements, given both a decline in the Company’s stock price and a decline in the Miltec reporting unit’s performance for the nine months ended October 1, 2011, the Company performed an interim impairment test for the Miltec reporting unit using a discounted cash flow analysis and evaluated whether any adverse economic or industry trends would negatively affect the conclusions drawn from the prior period discounted cash flow analysis of Miltec. The results of the Company’s interim impairment evaluation indicated that the fair value of the Miltec reporting unit exceeded its carrying value by 28%. The Company in turn concluded that the Miltec reporting unit’s goodwill was not impaired based on the interim impairment evaluation. A discounted cash flow analysis requires the Company to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital for comparable companies. Assumptions about sales, operating margins, and growth rates are based on the Company’s forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. These assumptions could be adversely impacted by the current uncertainty surrounding global market conditions, as well as the competitive environment in which the Company operates.

The fair value of the DAS and DTI reporting units had exceeded their carrying values by 14% and 36%, respectively, as of the most recent annual impairment test on December 31, 2010. As the DAS and DLT reporting units did not underperform significantly during the nine months ended October 1, 2011 and no other negative qualitative factors were present, the Company determined it was not necessary to perform an interim impairment assessment for these reporting units as it does not believe that there were any events or changes in circumstances since December 31, 2010 that make it more likely than not that the fair value of those reporting units have decreased below their carrying amount. However, if the Company’s stock price continues to decline and the reporting units begin to underperform for the reasons listed below, impairment charges could be triggered in the future:

•

decline in business volumes due to reductions in Military spending, primarily driven by reductions in the U.S. Government’s budgetary forecast and funding levels in the military markets resulting in the declines in the engineering services business from lower RDT&E budgets, reduced demand for specific engineering services as a result of increases in government in-sourcing and reduced Congressional earmarks;

•	failure to win new business; and/or

•	increased competition resulting in pressure on operating margins and cash flow.

In evaluating the Company’s market capitalization compared to its net book value as of October 1, 2011, the Company determined the difference to be reasonable based on the decline in its stock price being a recent event, the control premium being representative of current transaction levels in the market, debt and equity to EBITDA multiples being within a reasonable range, and lack of significant underperformance at the DAS and DTI/DLT reporting units. The Company will perform its annual goodwill impairment test by the end of the fourth quarter.

Results of Operations

Third Quarter of 2011 Compared to Third Quarter of 2010

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share in the three months ended October 1, 2011 and October 2, 2010, respectively, were as follows:

	(in thousands)
	Third Quarter
	October 1, 2011	October 2, 2010
Sales	$185,080	$99,443
Gross Profit % of Sales	18.5%	20.0%
SG&A Expense % of Sales	13.3%	13.8%
Effective Tax Rate/(Benefit)	30.2%	(1.5)%
Diluted Earnings Per Share	$0.09	$0.55

The Company’s net sales by end use segment in the third quarter of 2011 and 2010, respectively, were approximately as follows:

Net Sales by Market

		(in thousands)
		Third Quarter
Sales Consolidated Ducommun		October 1, 2011	October 2, 2010	% sales
	Change			2011	2010
Military and Space	$36,827	$94,578	$57,751	51%	58%
Commercial Aerospace	2,454	44,146	41,692	24%	42%
Natural Resources	17,137	17,137	—	9%	—%
Industrial	17,534	17,534	—	10%	—%
Medical & Other	11,685	11,685	—	6%	—%

Total	$85,637	$185,080	$99,443	100%	100%

Sales Ducommun Aerostructures		(in thousands)
		Third Quarter
		October 1, 2011	October 2, 2010	% Sales
	Change			2011	2010
Military & Space	$4,028	$35,752	$31,723	48%	47%
Commercial Aerospace	3,413	39,324	35,911	52%	53%
Natural Resources	—	—	—	—%	—%
Industrial	—	—	—	—%	—%
Medical & Other	—	—	—	—%	—%

Total	$7,441	$75,076	$67,634	100%	100%

Sales Ducommun LaBarge Technologies		(in thousands)
		Third Quarter
		October 1, 2011	October 2, 2010	% Sales
	Change			2011	2010
Military & Space	$32,799	$58,826	$26,028	53%	82%
Commercial Aerospace	(959)	4,822	5,781	4%	18%
Natural Resources	17,137	17,137	—	16%	—%
Industrial	17,534	17,534	—	16%	—%
Medical & Other	11,685	11,685	—	11%	—%

Total	$78,196	$110,004	$31,809	100%	100%

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

(In thousands)
Third Quarter
Receivables	October 1, 2011
Boeing	$11,039
Raytheon	8,981
Owens-Illinois	7,206

Total	$27,226

The sales and receivables relating to Boeing, Raytheon, Owens-Illinois, Schlumberger and United Technologies are diversified over a number of different military and space, commercial, aerospace, natural resources, industrial medical and other programs.

Sales for the third quarter of 2011 increased 86% to $185,080,000 as compared to $99,443,000 for the third quarter of 2010, reflecting sales of $83,800,000 from the LaBarge acquisition and 2% organic growth, primarily from increased sales of products for commercial aircraft.

Cost of Sales and Gross Profit

	(dollars in thousands)
	Third Quarter
	October 1, 2011	October 2, 2010
Cost of Sales	$150,891	$79,506
Percent of Net Sales	81.5%	80.0%
Gross Profit	$34,189	$19,937
Gross Profit % of Sales	18.5%	20.0%

Gross profit margins vary considerably by contract. Gross profit dollars increased primarily due to the increased gross profit from the LaBarge acquisition. Gross profit percentages were lower in the 2011 period primarily due to a high proportion of sales of lower margin products, inventory step-up write-off related to the LaBarge acquisition and lower operating performance at DAS.

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

Nine Months of 2011 Compared to Nine Months of 2010

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share in the nine months ended October 1, 2011 and October 2, 2010, respectively, were as follows:

	(in thousands)
	Nine Months Ended
	October 1, 2011	October 2, 2010
Sales	$392,676	$306,636
Gross Profit % of Sales	18.7%	20.1%
SG&A Expense % of Sales	15.9%	12.9%
Effective Tax Rate	27.2%	23.4%
Diluted Earnings Per Share	$0.09	$1.48

Net Sales by Market

		(dollars in thousands)
		Nine Months Ended
Sales Consolidated Ducommun		October 1, 2011	October 2, 2010	% Sales
	Change			2011	2010
Military and Space	$23,549	$205,795	$182,246	52%	59%
Commercial Aerospace	16,135	140,525	124,390	36%	41%
Natural Resources	17,137	17,137	—	4%	—%
Industrial	17,534	17,534	—	5%	—%
Medical & Other	11,685	11,685	—	3%	—%

Total	$86,040	$392,676	$306,636	100%	100%

Sales Ducommun Aerostructures		(in thousands)
		Nine Months
		October 1, 2011	October 2, 2010	% sales
	Change			2011	2010
Military & Space	$3,825	$101,960	$98,135	46%	48%
Commercial Aerospace	14,083	121,930	107,847	54%	52%
Natural Resources	—	—	—	—%	—%
Industrial	—	—	—	—%	—%
Medical & Other	—	—	—	—%	—%

Total	$17,908	$223,890	$205,982	100%	100%

Sales Ducommun Labarge Technologies		(in thousands)
		Nine Months
		October 1, 2011	October 2, 2010	% sales
	Change			2011	2010
Military & Space	$19,724	$103,835	$84,111	62%	84%
Commercial Aerospace	2,052	18,595	16,543	11%	16%
Natural Resources	17,137	17,137	—	10%	—%
Industrial	17,534	17,534	—	10%	—%
Medical & Other	11,685	11,685	—	7%	—%

Total	$68,132	$168,786	$100,654	100%	100%

The Company had substantial sales to Boeing, United Technologies, Raytheon, and Spirit Aerosystems. During the nine months of 2011 and 2010, sales to these customers were as follows:

	(In thousands)
	Nine Months Ended
	October 1, 2011	October 2, 2010
Boeing	$84,302	$83,056
Raytheon	34,009	33,995
United Technologies	21,746	23,237
Spirit Aerosystems	21,593	20,206

Total	$161,650	$160,494

Sales for the first nine months of 2011 increased 28% to $392,676,000 compared to $306,636,000 for the first nine months of 2010, reflecting sales of $84,721,000 from the LaBarge acquisition as well as an increase in sales of products for commercial aircraft.

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

The SG&A expenses in the first nine months of 2011 rose by $22,819,000 from the comparable period last year. The increase resulted from SG&A expenses of $11,839,000 from the newly acquired LaBarge organization, along with $11,785,000 of acquisition-related expenses at Corporate, partially offset by a reduction of $800,000 in other expenses.

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

Business Segment Performance

We report our financial performance based on the following two reportable segments: DAS and DLT. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. DAS engineers and manufactures aerospace structural components and subassemblies.

DLT, was formed in June 2011 by the combination of our former DTI segment and LaBarge. DLT designs, engineers and manufactures a broad range of electronic, electromechanical and interconnect systems and components. In addition, DLT provides technical and program management services (including design, development, and integration and testing of prototype products) principally for advanced weapons and missile defense systems.

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

DUCOMMUN INCORPORATED AND SUBSIDIARIES

BUSINESS SEGMENT PERFORMANDE

(In thousands)

(Unaudited)

	Three Months			Nine Months
	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change
Net Sales:
Ducommun AeroStructures	$75,076	$67,634	11.0%	$223,890	$205,982	8.7%
Ducommun LaBarge Technologies	110,004	31,809	245.8%	168,786	100,654	67.7%

Total Net Sales	$185,080	$99,443	86.1%	$392,676	$306,636	28.1%

Segment Operating Income (1)
Ducommun AeroStructures	$6,503	$6,725		$22,414	$23,343
Ducommun LaBarge Technologies	7,287	3,120		12,129	8,912

	13,790	9,845		34,543	32,255
Corporate General and Administrative Expenses (2)	(4,158)	(3,613)		(23,245)	(10,141)

Total Operating Income	$9,632	$6,232		$11,298	$22,114

EBITDA (1)
Ducommun AeroStructures
Operating Income	$6,503	$6,725		$22,414	$23,343
Depreciation and Amortization	2,681	2,243		7,710	7,110

	9,184	8,968		30,124	30,453
Ducommun LaBarge Technologies
Operating Income	7,287	3,120		12,129	8,912
Depreciation and Amortization	4,745	983		6,725	2,902

	12,032	4,103		18,854	11,814
Corporate General and Administrative Expenses (2)(3)
Operating Income	(4,158)	(3,613)		(23,245)	(10,141)
Depreciation and Amortization	29	4		37	58

	(4,129)	(3,609)		(23,208)	(10,083)

EBITDA	$17,087	$9,462		$25,770	$32,184

Adjusted EBITDA
Merger related transaction expenses (4)	$308	$—		$11,785	$—
Merger related change-in-control compensation expenses (5)	2,374	—		2,374	—

	2,682	—		14,159	—

Adjusted EBITDA	$19,769	$9,462		$39,929	$32,184

Capital Expenditures:
Ducommun AeroStructures	$2,838	$734		$6,972	$3,363
Ducommun LaBarge Technologies	2,494	532		3,970	1,622
Corporate Administration	50	9		244	69

Total Capital Expenditures	$5,382	$1,275		$11,186	$5,054

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $0.3 million and $11.8 million of merger-related transaction expenses in the three months 2011 and nine months 2011, respectively, related to the LaBarge acquisition.
(3)	Certain expenses, previously incurred by the operating units, are now included in the corporate general and administrative expenses as a result of the Company’s organizational changes.
(4)	Includes investment banking, accounting, legal, tax and valuation expenses as a direct result of the LaBarge acquisition.
(5)	Merger-related transaction costs resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge acquisition.

Ducommun AeroStructures: DAS segment net sales increased by 11.0% to $75,100,000 for the quarter ended October 1, 2011 and increased by 8.7% to $223,900,000 for the nine months ended October 1, 2011. The increase for the three months was due to an increase in both commercial and military sales. The increase for the nine months was primarily due to an increase in commercial sales, primarily for large commercial aircraft and regional jet programs.

Ducommun LaBarge Technologies: DLT segment net sales increased by 245.8% to $110,004,000 for the quarter ended October 1, 2011 and increased 67.7% to $168,786,000 for the nine months ended October 1, 2011. Net sales increased primarily due to $83,848,000 and $84,722,000 in sales from the LaBarge acquisition for the third quarter and first nine months of 2011, respectively.

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

Backlog at October 1, 2011 was broken down as follows:

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

Ducommun is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas (the “District Court”). The lawsuit is a qui tam action brought by three former Boeing employees (“Relators”) against Boeing and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplane Group-Wichita Division which were installed by Boeing in aircraft ultimately sold to the United States Government. The number of Boeing aircraft subject to the lawsuit has been reduced to 21 aircraft following the District Court’s granting of partial summary judgment in favor of Boeing and Ducommun. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States Government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States Government sustained because of the defendants’ actions, plus a civil penalty of $10,000 for each false claim made on or before September 28, 1999, and $11,000 for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. One of Relators’ experts has opined that the United States Government’s damages are in the amount of $833,000,000. After investigating the allegations, the United States Government has declined to intervene in the lawsuit. Ducommun intends to defend itself vigorously against the lawsuit. Ducommun, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

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

Date: January 6, 2012

Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002