Form 10-K
period 2011-12-31
DUCOMMUN INC /DE/
filed 2012-03-05
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 2, 2011 was approximately $251 million.

The number of shares of common stock outstanding on January 31, 2012 was 10,540,563.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

(a) Proxy Statement for the 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”), incorporated partially in Part III hereof.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. These statements are based on the beliefs and assumptions of our management. Generally, forward-looking statements include information concerning our possible or assumed future actions, events or results of operations. Forward-looking statements specifically include, without limitation, the information in this Form 10-K regarding: projections; efficiencies/cost avoidance; cost savings; income and margins; earnings per share; growth; economies of scale; combined operations; the economy; future economic performance; capital expenditures; future financing needs; future acquisitions and dispositions; litigation; potential and contingent liabilities; management’s plans; and merger and integration-related expenses.

Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. We cannot guarantee future results, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by “Risk Factors” and other cautionary statements included herein. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results or to changes in our expectations.

The information in this Form 10-K is not a complete description of our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Risk Factors” and the following:

•	the cyclicality of the aerospace market and the level of new commercial aircraft orders;

•	customer concentration;

•	production rates for various commercial and military aircraft programs;

•	the level of U.S. defense spending;

•	competitive pricing pressures;

•	manufacturing inefficiencies;

•	start-up costs and possible overruns on new contracts;

•	technology and product development risks and uncertainties;

•	product performance;

•	increasing consolidation of customers and suppliers in the aerospace industry;

•	price erosion within the electronics manufacturing services marketplace;

•	the risk of environmental liabilities;

•	possible goodwill impairment;

•	compliance with applicable regulatory requirements and changes in regulatory requirements, including regulatory requirements applicable to government contracts and sub-contracts;

•	imposition of taxes, export controls, tariffs, embargoes and other trade restrictions;

•	economic and geopolitical developments and conditions;

•	our ability to service our substantial indebtedness;

•	our ability to manage and otherwise comply with our covenants with respect to our significant outstanding indebtedness;

•	unfavorable developments in the global credit markets, which may make it more difficult to incur new indebtedness or refinance our outstanding indebtedness;

•	the risk that LaBarge’s business, operations and employees will not be integrated successfully with our business and operations;

•	our inability to recognize the benefits of the Merger, including any potential synergies, growth, cost savings or accretive value;

•	our ability to retain key employees following the Merger;

•	our inability to maintain current customer and supplier relationships following the Merger;

•	the risk that the Merger disrupts current plans and operations;

•	litigation in respect of us;

•	the amount of the costs, fees, expenses and charges related to the Merger and the financings for the Merger;

•	risks associated with other acquisitions and dispositions of businesses by us.

We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this Form 10-K. We do not undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes.

PART I

ITEM 1.	BUSINESS

GENERAL

Ducommun (“we”, “our”, or “the Company”) provides engineering and manufacturing services primarily to the aerospace and defense industry through a wide spectrum of electronic and structural applications. We design, engineer and manufacture a broad range of electronics, electromechanical and interconnect systems and components, mission-critical aerostructure and critical components and subassemblies. We also provide engineering, technical and program management services. Our products and services are used on domestic and foreign commercial and military aircraft, helicopter, missile and space programs, as well as in certain industrial, natural resources, medical and other commercial markets. We operate through two primary business units: Ducommun LaBarge Technologies (“DLT”) and Ducommun AeroStructures (“DAS”). We are the successor to a business that was founded in California in 1849 and reincorporated in Delaware in 1970.

On June 28, 2011, the Company completed the acquisition of all the outstanding stock of LaBarge, Inc. (“LaBarge”), a publicly-owned company based in St. Louis, Missouri for $325,315,000 (net of cash acquired and excluding acquisition costs). LaBarge was a provider of electronics manufacturing services to aerospace, defense and other diverse markets. LaBarge provided its customers with sophisticated electronic, electromechanical and mechanical products through contract design and manufacturing. The acquisition was funded from internally generated cash, senior unsecured notes and a senior secured term loan. The operating results for this acquisition have been included in the consolidated statements of operations since the date of acquisition. For the twelve months ended December 31, 2011, operating expenses included expenses related to the acquisition of LaBarge of $16,137,000 and interest expense included the write-off of $831,000 of unamortized financing costs, as a result of the Company’s debt refinancing related to the acquisition of LaBarge.

PRODUCTS AND SERVICES

We now operate in two business segments, Ducommun LaBarge Technologies and Ducommun AeroStructures, each of which is a reportable operating segment.

Business Segment Information

We operate and report our financial performance based on the following two reportable segments: Ducommun Aerostructures (“DAS”) and Ducommun LaBarge Technologies (“DLT”). The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance.

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

Ducommun LaBarge Technologies (DLT)

DLT designs, engineers and manufactures a broad range of electronics, electromechanical and interconnect systems and components. Our product offerings include cable assemblies, wiring harness and interconnect systems, printed circuit board assemblies and mechanical and electromechanical subassemblies, illuminated pushbutton switches and panels, microwave and millimeter switches and filters and fractional horsepower motors and resolvers. In addition we provide engineering, technical and program management services to support our product offerings. Components and assemblies are provided principally for domestic and foreign commercial and military aircraft, helicopter and space programs as well as selected non-aerospace applications principally for the industrial, natural resources and medical industries. Engineering, technical and program management services (including design, development, and integration and testing of Prototype Products) are provided principally for advanced weapons and missile defense systems.

Electromechanical Subassemblies and Interconnect Systems

DLT designs, engineers and manufactures electromechanical subassemblies and interconnect systems for the defense electronics and commercial aircraft markets and for other commercial uses such as industrial automation, satellites, space launch vehicles, oil wells, mine automation equipment and medical devices. DLT builds custom, high performance electronics, electromechanical and interconnect systems and our products include sophisticated radar enclosures, aircraft avionics racks and shipboard communications and control enclosures, printed circuit board assemblies, cable assemblies, wire harnesses, interconnect systems and other high level complex assemblies. DLT has a fully integrated manufacturing capability, including manufacturing, engineering, fabrication, machining, assembly, electronic integration and related processes.

Panels, Switches and Related Components

DLT designs, engineers and manufactures illuminated switches, switch assemblies, keyboard panels, and edge lit panels, used in many military and commercial aircraft, helicopter, and space programs. DLT manufactures switches and panels where high reliability is a prerequisite. DLT also designs, engineers and manufactures microwave and millimeterwave switches, filters, and other components used principally on commercial and military aircraft and satellites. In addition, DLT develops, designs and manufactures high precision actuators, stepper motors, fractional horsepower motors and resolvers principally for space and oil service applications, and microwave and millimeterwave products for certain non-aerospace applications.

Engineering, Technical and Program Management Services

DLT provides missile and aerospace systems design, development, integration and testing. Engineering, technical and program management services are provided principally for advanced weapons systems and missile defense primarily for United States defense, space and homeland security programs.

Ducommun AeroStructures (DAS)

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

SALES AND MARKETING

Military components manufactured by us are employed in many of the country’s front-line fighters, bombers, helicopters and support aircraft, as well as land and sea-based applications. Engineering, technical and program management services are provided principally for United States defense, space and homeland security programs. Our defense business is diversified among a number of military manufacturers and programs. In the space sector, we continue to support various unmanned launch vehicle and satellite programs.

Our commercial sales depend substantially on aircraft manufacturers’ production rates, which in turn depend on deliveries of new aircraft. Deliveries of new aircraft by aircraft manufacturers are dependent on the financial capacity of the airlines and leasing companies to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. Our sales for commercial aircraft programs also could be affected by changes in our customers’ inventory levels and changes in our customers’ aircraft production build rates.

Our sales into the industrial medical, natural resources and other commercial markets are customer focused in the various markets and driven primarily by manufacturing outsourcing requirements. For example our production rates in the mining down hole drilling market are driven by the number of oil rigs operating in North America.

Sales related to military and space, commercial aerospace, and other end markets were approximately 52%, 32% and 16%, respectively, of total sales in 2011. We believe the diversity of LaBarge’s customer base will help to reduce the impact to us of volatility in any one market sector.

Many of our contracts are fixed price contracts subject to termination at the convenience of the customer (as well as for default). In the event of termination for convenience, the customer generally is required to pay the costs we incurred and certain other fees through the date of termination. Larger, long-term government subcontracts may have provisions for milestone payments, progress payments or cash advances for purchase of inventory.

We seek to develop strong, long-term relationships with our customers, which provide the basis for future sales. These close relationships allow us to better understand each customer’s business needs and identify ways to provide greater value to the customer.

MAJOR CUSTOMERS

The Company had substantial sales to Boeing, Raytheon, United Technologies, Spirit AeroSystems and Owen-Illinois. During 2011, sales to Boeing were $112,071,000, or approximately 19.3% of total sales; sales to Raytheon were $50,567,000 or approximately 8.7% of total sales; sales to United Technologies were $29,830,000 of total sales, or approximately 5.1% of total sales; sales to Spirit AeroSystems were $28,590,000 or approximately 4.9% and sales to Owen-Illinois were $22,796,000, or approximately 3.9% of total sales. Sales to Boeing, Raytheon, United Technologies, Spirit AeroSystems and Owens-Illinois are diversified over a number of different programs and applications.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

In 2011, 2010, and 2009, sales to foreign customers worldwide were $50,865,000, $37,970,000, and $32,121,000, respectively. The Company has manufacturing facilities in Thailand and Mexico. The amounts of revenue, profitability and identifiable assets attributable to foreign sales activity were not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2011, 2010 and 2009. The Company had no sales to a foreign country greater than 3% of total sales in 2011, 2010 and 2009. The Company is not subject to any significant foreign currency risks since all sales are made in United States dollars.

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

RAW MATERIALS AND COMPONENTS

Raw materials and components used in the manufacture of our products, include aluminum, titanium, steel and carbon fibers, as well as a wide variety of electronic interconnect and circuit card assemblies and components. These raw materials are generally available from a number of vendors and are generally in adequate supply. However, we, from time to time, have experienced increases in lead times for and deterioration in availability of, aluminum, titanium and certain other materials. Moreover, certain components, supplies and raw materials for our operations are purchased from single sources. In such instances, we strive to develop alternative sources and design modifications to minimize the potential for business interruptions.

COMPETITION

The markets we serve are highly competitive, and our products and services are affected by varying degrees of competition. We compete worldwide with domestic and international companies in most markets, some of which are substantially larger and have greater financial, sales, technical and personnel resources. Larger competitors offering a wider array of products and services than those offered by us could have a competitive advantage by offering potential customers bundled products and services that we cannot match. In addition, our customers may, in fact, have the ability to produce internally the products contracted to us, but because of cost, capacity, engineering capability or other reasons, outsource production of such products to us. Our ability to compete depends principally upon the quality of our goods and services, competitive pricing, product performance, design and engineering capabilities, new product innovation and the ability to solve specific customer problems.

PATENTS AND LICENSES

We have several patents, but we do not believe that our operations are dependent upon any single patent or group of patents. In general, we rely on technical superiority, continual product improvement, exclusive product features, superior lead time, on-time delivery performance, quality and customer relationships to maintain our competitive advantage.

BACKLOG

Backlog is subject to delivery delays or program cancellations, which are beyond our control. As of December 31, 2011, firm backlog was $636,358,000, compared to $328,045,000 at December 31, 2010. The increase in backlog is mainly due to $265,385,000 in backlog from the acquisition of LaBarge, along with higher backlog for Apache and Blackhawk helicopters and C-17 and 777 aircrafts. Approximately $421,000,000 of total backlog is expected to be delivered during 2012. Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than sales.

ENVIRONMENTAL MATTERS

Our business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency, or EPA. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transport and disposal of hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that threaten to release, or have been released to the environment, and they require us to obtain and maintain licenses and permits in connection with our operations. We may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on us. We anticipate that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain our environmental compliance efforts. We do not expect to spend a material amount on capital expenditures for environmental compliance during 2012.

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action in the approximate amount of $1,509,000. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, at the West Covina landfill the Company preliminarily estimates that the range of its liabilities in connection with the landfill is between approximately $700,000 and $3,300,000. The Company established a reserve for its estimated liability and has been making payments against this liability. The balance in the reserve included in the Company’s liabilities, in connection with the West Covina landfill was approximately $700,000 at December 31, 2011. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

EMPLOYEES

We employ approximately 3,541 people. Our DAS business is a party to a collective bargaining agreement, expiring July 1, 2012, with labor unions at its Monrovia, California facility covering approximately 273 full-time hourly employees at year end 2011. Our DLT business is also a party to collective bargaining agreements, expiring January 11, 2016, at the two Joplin, Missouri facilities we acquired in the LaBarge acquisition, covering approximately 243 employees. If any of these unionized workers were to engage in a strike or other work stoppage, if we are unable to negotiate acceptable collective bargaining agreements with the unions, or if other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations. We have not experienced any material labor-related work stoppage and consider our relations with our employees to be good.

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

Risks Related to the LaBarge Acquisition

The acquisition of LaBarge presents risks and uncertainties, which could cause actual results to differ materially from historical results or those expressed in or implied by any forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: (1) the interest rate on any borrowings incurred to finance the LaBarge acquisition and operations of Ducommun and its subsidiaries; (2) risks that the acquisition disrupts current plans and operations and the potential difficulties in employee retention; (3) difficulties integrating LaBarge’s business, operations and employees into Ducommun’s business and operations; (4) the inability to recognize the benefits of the acquisition, including any potential synergies, growth, cost savings or accretive value; (5) the inability to maintain current customer and supplier relationships following the acquisition; (6) the amount of the costs, fees, expenses and charges related to the acquisition and the actual terms of certain financings that were obtained for the acquisition; and (7) the impact of the indebtedness incurred to finance the consummation of the acquisition.

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

Even if we are able to integrate LaBarge’s operations successfully, this integration may not result in the realization of the full benefits of synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time. In addition, we may not have discovered during the due diligence process, and we may not have discovered prior to closing, all known and unknown factors regarding LaBarge that could produce unintended and unexpected consequences for us. Undiscovered factors could result in us incurring financial liabilities, which could be material, and in us not achieving the expected benefits from the LaBarge acquisition within our desired time frames, if at all.

LaBarge may have liabilities that are not known, probable or estimable at this time.

As a result of the acquisition, LaBarge became our wholly-owned subsidiary, and we therefore effectively assumed all of its liabilities, whether or not asserted. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of LaBarge. In addition, there may be liabilities that are neither probable nor estimable at this time which may become probable and estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. We may learn additional information about LaBarge that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.

We incurred significant costs in connection with the acquisition which may adversely affect our operating results and financial condition.

We incurred approximately $30.1 million in fees and expenses in connection with the acquisition and may incur a number of other costs associated with integrating LaBarge’s operations into our operations, which cannot be estimated accurately at this time. Additional unanticipated costs may also be incurred as we integrate LaBarge’s operations in our business. Consequently, we may incur material charges in subsequent quarters to reflect additional costs associated with the acquisition. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of LaBarge into our operations, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that we will be successful in our integration efforts. In addition, while we expect to benefit from leveraging distribution channels and brand names across both companies, we cannot assure that we will achieve such benefits. If the benefits of the acquisition do not exceed the costs of integrating the business of LaBarge into our business, our financial results may be adversely affected.

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

Risks Related to Our Business

Aerospace markets are cyclical.

Both the aerospace and non-aerospace markets in which we sell our products are cyclical and have experienced periodic declines. Our sales are, therefore, unpredictable and tend to fluctuate based on a number of factors, including economic conditions and developments affecting the industries and the customers served.

We depend heavily upon a concentrated base of customers which are subject to unique risks, and a significant reduction in sales to any of our major customers, or the loss of a major customer, could have a material impact on our financial results.

In fiscal year 2011, approximately 19% of Ducommun’s sales were for Boeing commercial and military aircraft programs, 9% of our sales were for Raytheon military aircraft programs, 5% of our sales were for United Technologies (Sikorsky Black Hawk helicopter) aircraft programs, 5% of our sales were to Spirit AeroSystems for various commercial programs, and 3.9% of our sales were to Owens-Illinois on various capital equipment programs. Any significant change in production rates by these customers would have a material effect on our results of operations and cash flows. There is no guarantee that our current significant customers will continue to buy products from us at current levels, and that we will retain any or all of our existing customers, or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers. This risk may be further complicated by pricing pressures, intense competition prevalent in our industry and other factors. The loss of a significant customer could have a material adverse effect on us.

In addition, we generally make sales under purchase orders and contracts that are subject to cancellation, modification or rescheduling. Changes in the economic environment and the financial condition of the industries we serve could result in customer requests for rescheduling or cancellation of contractual orders. Some of our contracts have specific provisions relating to schedule and performance, and failure to deliver in accordance with such provisions could result in cancellations, modifications, rescheduling and/or penalties, in some cases at the customers’ convenience and without prior notice. While we have normally recovered our direct and indirect costs, if we experience such cancellations, modifications, or rescheduling that cannot be replaced in a timely fashion, this could have a material adverse effect on our financial results.

A significant portion of our business depends upon government spending.

We derive a significant portion of our business from contracts related to orders for or associated with the U.S. Government. In 2011 approximately 52% of Ducommun’s sales were derived from military and space markets. Accordingly, the success of our business depends upon government spending, which, among other factors, is influenced by:

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

The aerospace and electronics manufacturing service (EMS) industries are highly competitive and competitive pressures may adversely affect us. In both of these industries we compete worldwide with a number of domestic and international companies that have substantially greater manufacturing, purchasing, marketing and financial resources than us. In the electronic manufacturing service industry, many of our customers have the in-house capability to fulfill their manufacturing requirements. Our larger competitors may be able to vie more effectively for very large-scale contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, price and availability of key professional personnel. Our competitors may have established relationships among themselves or with third parties, including through mergers and acquisitions that could increase their ability to address customer needs. They may establish new relationships and new competitors or competitive alliances may emerge. If we are unable to successfully compete for new business, our net sales growth and operating margins may decline.

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

Our acquisition strategy exposes us to risks. We may not be able to consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, to satisfactorily integrate these acquired businesses. Our ability to grow by acquisition is dependent on, among other factors, the availability of suitable acquisition candidates. Growth by acquisition involves risks that could have a material adverse effect on our business, financial condition and operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets, potential impairment of goodwill and the potential loss of key customers or employees of acquired companies

Goodwill and/or other intangible assets could be impaired in the future, resulting in substantial losses and write-downs.

In assessing the recoverability of goodwill, management is required to make certain critical estimates and assumptions. These estimates and assumptions include improvements in manufacturing efficiency, reductions in operating costs and obtain increases in sales and backlog. Due to many variables inherent in the estimation of a business’s fair value and the relative size of our recorded goodwill, differences in estimates and assumptions may have a material effect on the results of our impairment analysis. If any of these or other estimates and assumptions are not realized in the future, or if market multiples decline, we may be required to record an additional impairment charge for goodwill. Ducommun’s goodwill as of December 31, 2011 was $163.8 million, or 20.3 % of total assets.

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

In addition, from time to time, we have experienced shortages of some of the components that we use in production. These shortages can result from strong demand for those components or from problems experienced by suppliers and can result in delays in production, which may prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a reduction in sales and an increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages could have a material adverse effect on our financial results.

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

We face potential liability for personal injury or death as a result of the failure of products designed or manufactured by us. Although we currently maintain product liability insurance (including aircraft product liability insurance), any material product liability not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows.

Damage or destruction of our facilities caused by storms, earthquake or other causes could adversely affect our financial results and financial condition.

We have operations located in regions of the U.S. that may be exposed to damaging storms, earthquakes and other natural disasters. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance, we do not carry any earthquake insurance because of the cost of such insurance. Many of our properties are located in Southern California, an area subject to earthquake activity. Our California facilities generated $240.4 million in net sales during fiscal year 2011. Even if covered by insurance, any significant damage or destruction of our facilities due to storms, earthquakes or other natural disasters could result in the inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to us. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations.

We are dependent upon our ability to attract and retain key personnel.

Our success depends in part upon our ability to attract and retain key engineering, technical and managerial personnel (both at the executive and at the plant level). We face competition for management, engineering and technical personnel from other companies and organizations. Therefore, we may not be able to retain our existing management and other key personnel, or be able to fill new management, engineering and technical positions created as a result of expansion or turnover of existing personnel. The continued growth and expansion of our contract manufacturing business will require us to identify, hire, train and retain additional skilled and experienced personnel. Also, critical to ongoing operations at three of our facilities are the successful negotiation of collective bargaining agreements and the avoidance of organized work stoppages. The loss of members of our senior management group, or key engineering and technical personnel, the failure to meet recruitment and retention objectives or the inability to efficiently and successfully negotiate collective bargaining agreements could negatively impact our ability to grow and remain competitive in the future and could have a material adverse effect on our financial results.

Labor disruptions by our employees could adversely affect our business.

We employ approximately 3,541 people. Our DAS subsidiary is a party to a collective bargaining agreement, expiring July 1, 2012, with labor unions at its Monrovia, California facility covering 273 full-time hourly employees at year end 2011. Our Ducommun LaBarge Technologies, Inc. subsidiary is party to collective bargaining agreements, expiring January 11, 2016, at its two Joplin, Missouri facilities covering 243 people. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, if we are unable to negotiate acceptable collective bargaining agreements with the unions or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.

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

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our debt obligations.

As a result of the LaBarge acquisition we currently have a substantial amount of indebtedness. As of December 31, 2011, we had total indebtedness of $392.2 million. Upon the satisfaction of certain conditions including, but not limited to, the agreement of lenders to provide such facilities or commitments, we also have the option to add one or more incremental term loan facilities or increase commitments under our New Revolving Credit Facility by an aggregate amount of up to $75.0 million.

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

Our ability to make payments on and to refinance our debt, including the Notes, and to fund planned capital expenditures and working capital increases, will depend upon our ability to generate cash in the future. Since the consummation of the acquisition, our debt service requirements have increased significantly. Our ability to generate cash is subject to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. While we expect to meet all of our financial obligations, we cannot assure you that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to pay our debt, including the Notes, or to fund our other liquidity needs. Any inability to generate sufficient cash flow could have a material adverse effect on our financial condition or results of operations.

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

In the event that a certain minimum amount is borrowed and outstanding under the New Revolving Credit Facility, for so long as any such amount is outstanding, we will be required to comply with a total leverage ratio. Furthermore, our consolidated EBITDA, as defined by our debt facilities, as of the end of any fiscal quarter on a trailing four-quarter basis is not permitted to be less than $50.0 million.

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

The Company occupies approximately 32 facilities with a total office and manufacturing area of over 2.2 million square feet, including both owned and leased properties. At December 31, 2011, facilities which were in excess of 50,000 square feet each were occupied as follows:

Location	Segment	Square Feet	Expiration of Lease
Carson, California	Ducommun AeroStructures	286,000	Owned
Monrovia, California	Ducommun AeroStructures	274,000	Owned
Pittsburgh, Pennsylvania	Ducommun LaBarge Technologies	135,502	2014
Parsons, Kansas	Ducommun AeroStructures	120,000	Owned
Carson, California	Ducommun LaBarge Technologies	117,000	2013
Phoenix, Arizona	Ducommun LaBarge Technologies	100,000	2017
Joplin, Missouri	Ducommun LaBarge Technologies	92,000	2016
Appleton, Wisconsin	Ducommun LaBarge Technologies	76,728	Owned
Orange, California	Ducommun AeroStructures	76,000	Owned
El Mirage, California	Ducommun AeroStructures	74,000	Owned
Huntsville, Arkansas	Ducommun LaBarge Technologies	69,000	2020
Iuka, Mississippi	Ducommun LaBarge Technologies	66,000	2013
Carson, California	Ducommun AeroStructures	65,000	2014
Coxsackie, New York	Ducommun AeroStructures	65,000	2013
Joplin, Missouri	Ducommun LaBarge Technologies	55,000	Owned
Tulsa, Oklahoma	Ducommun LaBarge Technologies	55,000	Owned
Huntsville, Alabama	Ducommun LaBarge Technologies	52,000	2015
Berryville, Arkansas	Ducommun LaBarge Technologies	52,000	Owned

The Company’s facilities are, for the most part, fully utilized, although excess capacity exists from time to time, based on product mix and demand, but is not considered to be significant. Management believes these properties are in good condition and suitable for their present use.

ITEM 3.	LEGAL PROCEEDINGS

Ducommun was named as a defendant in class actions filed in April, 2011 by purported stockholders of LaBarge against LaBarge, its Board of Directors and Ducommun in connection with the LaBarge acquisition. In January 2012, the Delaware Chancery Court approved the settlement of the class action which included the payment of $600,000 for plaintiffs’ attorney fees.

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action of approximately $1,509,000 at December 31, 2011. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, at the West Covina landfill the Company preliminarily estimates that the range of its future liabilities in connection with the landfill is between approximately $700,000 and $3,300,000. The Company has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $700,000 at December 31, 2011. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company (DCO) is listed on the New York Stock Exchange. On December 31, 2011, the Company had 299 holders of record of common stock. The Company paid $790,000 of dividends in 2011, consisting of dividends of $0.075 per common share in the first quarter of 2011, and paid dividends of $0.075 per common share in the first, second, third and fourth quarters of 2010. The following table sets forth the high and low closing prices per share for the Company’s common stock as reported on the New York Stock Exchange for the fiscal periods indicated. The Company suspended payments of dividends after the first quarter of 2011.

	2011		2010
	High	Low	High	Low
First Quarter	$24.06	$20.99	$21.47	$16.35
Second Quarter	25.50	18.84	24.17	16.91
Third Quarter	22.71	14.86	22.88	16.20
Fourth Quarter	14.98	11.14	23.29	20.27

Equity Compensation Plan Information

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders(1)	1,151,188	$17.821	230,950
Equity compensation plans not approved by security holders	0	0	0

Total	1,151,188	$17.821	230,950

(1)	The number of securities to be issued consists of 978,688 for stock options, 81,500 for restricted stock units and 91,000 for performance stock units at target. The weighted average exercise price applies only to the stock options.
(2)	Awards are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares, and an award may consist of one such security or benefit, or two or more of them in tandem or in the alternative.

Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Russell 2000 Index and the Spade Defense Index for the periods indicated, assuming the reinvestment of any dividends. The graph is not necessarily indicative of future price performance.

Issuer Purchases of Equity Securities

The Company is authorized to issue five million shares of preferred stock. At December 31, 2011 and 2010, no preferred shares were issued or outstanding.

The Company repurchased in the open market 74,300 shares, or $938,000 of its common stock in 2009. In 2011, the Company terminated its stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31,	2011(a)(b)	2010	2009(a)	2008(a)(b)	2007
(In thousands, except per share amounts)
Net Sales	$580,914	$408,406	$430,748	$403,803	$367,297

Gross Profit as a Percentage of Sales	18.2%	19.6%	18.3%	20.3%	20.6%

(Loss)/Income Before Taxes	(52,325)	24,663	13,760	17,049	27,255
Income Tax Benefit/(Expense)	4,742	(4,855)	(3,577)	(3,937)	(7,634)

Net (Loss)/Income	$(47,583)	$19,808	$10,183	$13,112	$19,621

Per Common Share:
Basic (loss)/earnings per share	$(4.52)	$1.89	$0.97	$1.24	$1.89
Diluted (loss)/earnings per share	(4.52)	1.87	0.97	1.23	1.88
Dividends Per Share (c)	0.07	0.30	0.30	0.15	—
Working Capital	$224,333	$90,106	$85,825	$69,672	$77,703
Total Assets	808,087	345,452	353,909	366,186	332,476
Long-Term Debt, Including Current Portion	392,240	3,280	28,252	30,719	25,751
Total Shareholders' Equity	204,284	254,185	233,886	224,446	214,051

(a)	The results for 2011, 2009 and 2008 include after-tax non-cash goodwill impairment charges of $33,416, $7,753, and $8,000, respectively, resulting from annual impairment testing required by ASC 350. There was no goodwill impairment in 2010 or 2007. The results for 2011 also include $2,356 of inventory step-up adjustments in cost of sales and $16,137 for merger related transaction expenses.
(b)	In June 2011, the Company acquired LaBarge, which is now a part of DLT. In December 2008 the Company acquired DynaBil, which is now a part of DAS. These transactions were accounted for as business combinations.
(c)	The Company suspended payments of dividends after the first quarter of 2011.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ducommun Incorporated (“Ducommun” or the “Company”), through its subsidiaries, provides engineering and manufacturing services primarily to the aerospace and defense industry through a wide spectrum of electronics and structural applications. We design, engineer and manufacture mission-critical aerostructure and critical electronics and electromechanical components and subassemblies. We also provide engineering, technical and program management services. Our products and services are used on domestic and foreign commercial and military aircraft, helicopter, missile and space programs, as well as in certain industrial, natural resources, medical and other commercial markets. We operate through two primary business units: DLT and DAS.

A summary of highlights for the year ended December 31, 2011 includes:

•	Net sales increased 42.2% in 2011 versus 2010, reflecting increased sales of $175,368,000 from the LaBarge, Inc. acquisition

•

Diluted loss per share in 2011 was $4.52, resulting from a non-cash goodwill impairment charge and merger-related expenses (including cost of sales relating to the write-up of LaBarge inventory). Excluding the goodwill impairment charge and the merger-related expenses of $3.15 and $2.77 per fully diluted share, respectively, diluted earnings per share was $1.40

•	Cash used in operating activities was $3,002,000 in 2011. Excluding merger-related expenses cash flow from operating activities was $22,572,000

•	Firm backlog at the end of 2011 was approximately $636,358,000.

On June 28, 2011, the Company completed the acquisition of all the outstanding stock of LaBarge, Inc. (“LaBarge”), formerly a publicly-owned company based in St. Louis, Missouri for $325,315,000 (net of cash acquired and excluding acquisition costs). LaBarge had significant sales to customers in the aerospace, defense, natural resources, industrial, medical and other commercial markets. The Company provided its customers with sophisticated electronic, electromechanical and mechanical products through contract design and manufacturing services. The operating results for the acquisition have been included in the consolidated statements of operations since the date of the acquisition. For the twelve months ended December 31, 2011, operating expenses included expenses related to the acquisition of LaBarge of $16,127,000 and interest expense included the write-off of $831,000 of unamortized financing costs, as a result of the Company’s debt refinancing related to the acquisition of LaBarge.

In connection with the acquisition of LaBarge on June 28, 2011, the Company borrowed $190,000,000 under a senior secured term loan and entered into a senior secured revolving credit facility of $60,000,000. Both the term loan and the credit facility provide the option of choosing the LIBOR rate (with a Libor rate floor of 1.25%) plus 4.25%, or the Alternate Base Rate (with an Alternate Base Rate floor of 2.25%) plus 3.25%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. The term loan requires quarterly principal payments of $475,000 beginning on September 30, 2011 and mandatory prepayment of certain amounts of excess cash flow on an annual basis beginning in 2012. Principal payments of $475,000 were paid in September and December 2011. The revolving credit facility matures on June 28, 2016 and the term loan matures on June 30, 2017. The revolving credit facility and term loan contain minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and maximum leverage ratio covenants under certain circumstances, as well as limitations on future disposition of property, capital expenditures, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness.

In connection with the acquisition of LaBarge, the Company also issued $200,000,000 of senior unsecured notes with interest of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning in 2012 and ending 2018, at which time the entire principal amount is due. The first interest payment was made in January 2012.

The Company believes the LaBarge acquisition will allow us to expand our presence significantly in the aerospace and defense markets, as well as diversify our sales base across new markets, including industrial, natural resources, medical and other commercial end markets. More specifically, the Company expects to realize the following benefits from the LaBarge acquisition:

•	Strengthen our market position as a significant Tier 2 supplier for both structural and electronic assemblies

•	Diversify our end markets

•	Expand our platforms work content on existing programs and capabilities on new and existing programs

•	Increase value-added manufacturing services content in our product portfolio

•	Expand our technology product portfolio

•	Realize potential synergies.

For the twelve months ended December 31, 2011, we generated sales of $580,914,000 and recorded a net loss of $47,583,000, which included an after-tax goodwill impairment charge of $33,416,000. EBITDA and Adjusted EBITDA for the twelve months ended December 31, 2011 were $(12,669,000) and $3,468,000, respectively. See below for certain information regarding EBITDA and Adjusted EBITDA, including reconciliations of EBITDA and Adjusted EBITDA to net income. We view EBITDA and Adjusted EBITDA as important operating performance measures that serve as a basis for measuring business segment operating performance. We use EBITDA and Adjusted EBITDA internally as complementary financial measures to evaluate the performance of our businesses and, when viewed with our GAAP financial results and accompanying reconciliations, we believe they provide additional useful information to gain an understanding of the factors and trends affecting our businesses. We have expanded our operations significantly through the recent LaBarge acquisition. As a result, our operating income has included significant charges for amortization and merger-related transaction and change-in-control compensation expenses. EBITDA and Adjusted EBITDA exclude these charges and provide meaningful information about the operating performance of our businesses apart from the amortization and merger-related transactions and change-in-control compensation expenses, as well as interest and tax expenses.

Non-GAAP Financial Measures

To supplement financial information presented in accordance with GAAP, we use additional measures to clarify and enhance the understanding of our respective past performance and future prospects such as EBITDA and Adjusted EBITDA and the related financial ratios. We define these measures, explain how they are calculated and provide reconciliations of these measures to the most comparable GAAP measure in the tables below. EBITDA, Adjusted EBITDA and the related financial ratios, as presented in this Form 10-K, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as measures of our liquidity. We present EBITDA, Adjusted EBITDA and the related financial ratios, as applicable, because we believe that measures such as these provide useful information with respect to our ability to meet our future debt service, capital expenditures, working capital requirements and overall operating performance. In addition, we utilize EBITDA and Adjusted EBITDA when interpreting operating trends and results of operations of our respective businesses. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.

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

Because of these limitations, EBITDA, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally. See our consolidated financial statements contained in this Form 10-K report.

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

Management uses non-GAAP measures only to supplement our GAAP results and to provide additional information that is useful to gain an understanding of the factors and trends affecting our business.

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA.

	(In thousands)
	2011	2010	2009
Net (loss)/ income	$(47,583)	$19,808	$10,183
Depreciation and amortization (1)	21,458	13,597	13,550
Interest expense, net (2)	18,198	1,805	2,522
Income tax provision (benefit)	(4,742)	4,855	3,577

EBITDA	$(12,669)	$40,065	$29,832

Merger-related transaction expenses (3)	12,394	—	—
Merger-related change-in-control compensation expenses (4)	3,743	—	—

	16,137	—	—

Adjusted EBITDA	$3,468	$40,065	$29,832

(1)	Includes amortization of intangibles and additional depreciation expense related to the LaBarge acquisition and prior acquisitions.
(2)	Includes deferred financing costs in connection with the LaBarge acquisition.
(3)	Includes investment banking, accounting, legal, tax and valuation expenses as a direct result of the LaBarge acquisition.
(4)	Merger-related transaction cost resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge acquisition.

Critical Accounting Policies

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.”

Revenue Recognition

Except as described below, the Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Revenue from products sold under long-term contracts is recognized by the Company on the same basis as other sale transactions.

The Company has a significant number of contracts for which net sales are accounted for under the percentage-of-completion method using the units of delivery as the measure of completion. The percentage-of-completion method requires the use of assumptions and estimates related to the contract value, the total cost at completion, and measurement of progress towards completion. These contracts are primarily fixed-price contracts that vary widely in terms of size, length of performance period and expected gross profit margins. The Company also recognizes revenue on the sale of services (including prototype products) based on the type of contract: time and materials, cost-plus reimbursement and firm-fixed price. Revenue is recognized by (i) on time and materials contracts as time is spent at hourly rates, which are negotiated with customers, plus the cost of any allowable materials and out-of-pocket expenses, (ii) on cost-plus reimbursement contracts based on direct and indirect costs incurred plus a negotiated profit calculated as a percentage of cost, a fixed amount or a performance-based award fee, and (iii) on fixed-price contracts on the percentage-of-completion method measured by the percentage of costs incurred to estimated total costs.

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

The Company performed its annual goodwill impairment test during the fourth quarter. As of the most recent annual impairment test (Step One) on December 31, 2011, the fair value of the DAS and Miltec reporting units exceeded their carrying values by 20% and 14%, respectively. However, the fair value of the DLT reporting unit was less than its carrying value by 4%. As a result, the second step (Step Two) of the impairment test was required for the DLT reporting unit. The tangible and intangible assets were revalued according to ASC 350 and a pre-tax impairment of goodwill of $54.3 million was recorded. The impairment was driven by a decline in the Company’s market value as of December 31, 2011, following the LaBarge acquisition and a softening defense market. As of December 31, 2011, the DAS, DLT, and Miltec reporting units had $57.2 million, $98.2 million, and $8.4 million of recorded goodwill, respectively.

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

Acquisitions

On June 28, 2011, the Company completed the acquisition of all the outstanding stock of LaBarge, Inc. (“LaBarge”), a publicly-owned company based in St. Louis, Missouri for $325,315,000 (net of cash acquired and excluding acquisition costs). LaBarge was a provider of electronics manufacturing services to aerospace, defense and other diverse markets. LaBarge provided its customers with sophisticated electronic, electromechanical and mechanical products through contract design and manufacturing. The acquisition was funded from internally generated cash, senior unsecured notes and a senior secured term loan. The operating results for this acquisition have been included in the consolidated statements of operations since the date of acquisition. For the twelve months ended December 31, 2011, operating expenses included expenses related to the acquisition of LaBarge of $16,137,000 and interest expense included the write-off of $831,000 of unamortized financing costs, as a result of the Company’s debt refinancing related to the acquisition of LaBarge.

Results of Operations

2011 Compared to 2010

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share in 2011 and 2010, respectively, were as follows:

December 31,	2011	2010	2009
(in thousands)
Sales	$580,914	$408,406	$430,748
Gross Profit % of Sales	18.2%	19.6%	18.3%
SG&A Expense % of Sales	14.8%	13.1%	11.5%
Effective Tax (Benefit)/Rate	(9.1)%	19.7%	26.0%
Diluted (Loss)/Earnings Per Share	$(4.52)	$1.87	$0.97

The Company’s net sales by end use segment during 2011 and 2010, respectively, were approximately as follows:

Net Sales by Market

Sales		(in thousands)		% sales
Consolidated Ducommun	Change	2011	2010	2011	2010
Military and Space	$54,997	$299,482	$244,485	51.6%	59.9%
Commercial Aerospace	22,145	186,066	163,921	32.0%	40.1%
Natural Resources	35,322	35,322	—	6.1%	0.0%
Industrial	36,751	36,751	—	6.3%	0.0%
Medical & Other	23,293	23,293	—	4.0%	0.0%

Total	$172,508	$580,914	$408,406	100.0%	100.0%

Sales		(in thousands)		% Sales
Ducommun Aerostructures	Change	2011	2010	2011	2010
Military & Space	$3,552	$132,923	$129,371	45.4%	47.6%
Commercial Aerospace	17,635	159,836	142,201	54.6%	52.4%
Natural Resources	—	—	—	0.0%	0.0%
Industrial	—	—	—	0.0%	0.0%
Medical & Other	—	—	—	0.0%	0.0%

Total	$21,187	$292,759	$271,572	100.0%	100.0%

Sales		(in thousands)		% Sales
Ducommun LaBarge Technologies	Change	2011	2010	2011	2010
Military & Space	$51,445	$166,559	$115,114	57.8%	84.1%
Commercial Aerospace	4,510	26,230	21,720	9.1%	15.9%
Natural Resources	35,322	35,322	—	12.3%	0.0%
Industrial	36,751	36,751	—	12.8%	0.0%
Medical & Other	23,293	23,293	—	8.1%	0.0%

Total	$151,321	$288,155	$136,834	100.0%	100.0%

The Company had substantial sales to Boeing, Raytheon, United Technologies, Spirit AeroSystems and Owens-Illinois. During the years 2011 and 2010, sales to these customers were as follows:

Net Sales to Top Customers

Sales
December 31,	2011	2010
(In thousands)
Boeing	$112,071	$107,466
Raytheon	50,567	48,198
United Technologies	29,830	30,680
Spirit AeroSystems	28,590	26,141
Owens-Illinois	22,796	—

Total	$243,854	$212,485

Receivables
December 31,	2011	2010
(In thousands)
Boeing	$13,157	$9,685
Owens-Illinois	8,125	—
Raytheon	7,379	4,520
United Technologies	4,445	2,049
Spirit AeroSystems	4,041	2,414

Total	$37,147	$18,668

The sales and receivables relating to Boeing, Raytheon, United Technologies, Spirit AeroSystems, and Owens-Illinois, are diversified over a number of different military and space, commercial, aerospace, natural resources, industrial medical and other programs.

Sales for the year ended 2011 increased 42.2% to $580,914,000 as compared to $408,406,000 for the year ended 2010, primarily reflecting sales of $175,368,000 from the LaBarge acquisition.

Cost of Sales and Gross Profit

December 31,	2011	2010
(In thousands)
Cost of Sales	$474,978	$328,260
Percent of Net Sales	81.8%	80.4%
Gross Profit	$105,936	$80,146
Gross Profit % of Sales	18.2%	19.6%

Gross profit margins vary considerably by contract. Gross profit dollars increased primarily due to the increased gross profit from the LaBarge acquisition. Gross profit percentages were lower in the 2011 period primarily due to new business start-up costs of $8,843,000, or 2.3 percentage points on sales of $21,654,000 in 2011, compared to $4,948,000, or 1.8 percentage points on sales of $10,448,000 in 2010 at DAS, a high proportion of sales of lower margin products, and inventory step-up write-off related to the LaBarge acquisition.

Selling, General and Administrative Expenses

December 31,	2011	2010
(In thousands)
Selling, General and Administrative Expenses	$85,790	$53,678
% of Net Sales	14.8%	13.1%

The SG&A expenses increased primarily due to SG&A expenses from the newly acquired LaBarge organization of $19,877,000 (including $3,983,000 for amortization of intangibles), and approximately $16,137,000 of expenses related to the acquisition of LaBarge.

Goodwill Impairment

December 31,	2011	2010
(In thousands)
Goodwill Impairment	$54,273	$—
% of Net Sales	9.3%	—%

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

The Company performed its annual goodwill impairment test during the fourth quarter. As of the most recent annual impairment test (Step One) on December 31, 2011, the fair value of the DAS and Miltec reporting units exceeded their carrying values by 20% and 14%, respectively. However, the fair value of the DLT reporting unit was less than its carrying value by 4%. As a result, the second step (Step Two) of the impairment test was required for the DLT reporting unit. The tangible and intangible assets were revalued according to ASC 350 and a pre-tax impairment of goodwill of $54.3 million was recorded. The impairment was driven by a decline in the Company’s market value as of December 31, 2011, following the LaBarge acquisition and a softening defense market. As of December 31, 2011, the DAS, DLT, and Miltec reporting units had $57.2 million, $98.2 million, and $8.4 million of recorded goodwill, respectively.

Interest Expense

December 31,	2011	2010
(In thousands)
Interest Expenses	$18,198	$1,805
% of Net Sales	3.1%	0.4%

The increase in interest expense was due to higher levels of debt and associated interest rates related to the LaBarge acquisition.

Income Tax Expenses

December 31,	2011	2010
(In thousands)
Income Taxes/(Benefit)	$(4,742)	$4,855
Effective Tax Rate/(Benefit)	(9.1)%	19.7%

The decrease in income tax expense in 2011 was due to lower income before taxes and higher benefits related to research and development credits, partially offset by non-deductible expenses related to the DLT goodwill impairment charge and various other expenses related to the acquisition of LaBarge. The Company had an effective tax benefit of 9.1% in 2011, compared to an effective tax rate of 19.7% in 2010.

Due to acquisition-related expenses and higher interest expenses, the Company had a net loss of $47.6 million, or $4.52 per fully diluted share for 2011, compared to net income of $19.8 million, or $1.87 per fully diluted share for 2010. The results for 2011 included an after-tax goodwill impairment charge and merger-related expenses (including cost of sales relating to the write-up of LaBarge inventory) of $3.15 and $2.77 per fully diluted share, respectively. Excluding impairment charge and the merger-related expenses, net income would have been $14.9 million, or $1.40 per fully diluted share.

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

Ducommun LaBarge Technologies (“DLT”) was formed in June 2011 by the combination of our former Ducommun Technologies segment (“DTI”) and LaBarge. DLT designs, engineers and manufactures a broad range of electronic, electromechanical and interconnect systems and components. In addition, DLT provides technical and program management services (including design, development, and integration and testing of prototype products) principally for advanced weapons and missile defense systems.

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

DUCOMMUN INCORPORATED AND SUBSIDIARIES

BUSINESS SEGMENT PERFORMANCE

(In thousands)

(Unaudited)

	2011	2010	Change
Net Sales:
Ducommun AeroStructures	$292,759	$271,572	7.8%
Ducommun LaBarge Technologies	288,155	136,834	110.6%

Total Net Sales	$580,914	$408,406	42.2%

Segment Operating (Loss)/Income (1)
Ducommun AeroStructures	$25,798	$28,738
Ducommun LaBarge Technologies (2)(6)	(33,390)	13,151

	(7,592)	41,889
Corporate General and Administrative Expenses (3)(5)	(26,535)	(15,421)

Total Operating (Loss)/Income	$(34,127)	$26,468

EBITDA (1)
Ducommun AeroStructures
Operating Income	$25,798	$28,738
Depreciation and Amortization	9,953	9,666

	35,751	38,404
Ducommun LaBarge Technologies
Operating (Loss)/Income (2)	(33,390)	13,151
Depreciation and Amortization	11,445	3,880

	(21,945)	17,031
Corporate General and Administrative Expenses (3)(4)(5)
Operating Loss	(26,535)	(15,421)
Depreciation and Amortization	60	51

	(26,475)	(15,370)

EBITDA	$(12,669)	$40,065

Adjusted EBITDA
Merger related transaction expenses (3)(5)	$12,394	$—
Merger related change-in-control compensation expenses (6)	3,743	—

	16,137	—

Adjusted EBITDA	$3,468	$40,065

Capital Expenditures:
Ducommun AeroStructures	$8,798	$5,150
Ducommun LaBarge Technologies	5,454	1,904
Corporate Administration	284	52

Total Capital Expenditures	$14,536	$7,106

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $54.3 million of goodwill impairment expense in the twelve months ended December 31, 2011.
(3)	Includes approximately $12.4 million of merger-related transaction expenses in 2011 and $0 in 2010 related to the LaBarge acquisition.
(4)	Certain expenses, previously incurred by the operating units, are now included in the corporate general and administrative expense as a result of the Company’s organizational changes.
(5)	Includes investment banking, accounting, legal, tax and valuation expenses as a direct result of the LaBarge acquisition.
(6)	Includes approximately $3.7 million of merger-related transaction costs resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge acquisition.

Ducommun AeroStructures: DAS segment net sales increased by 7.2% to $292,759,000 for the twelve months ended December 31, 2011. The increase in sales was primarily due to an increase in commercial sales, primarily for large commercial aircraft and regional jet programs.

Ducommun LaBarge Technologies: DLT segment net sales increased by 110.6% to $288,155,000 for the twelve months ended December 31, 2011. Net sales increased primarily due to $175,368,000 in sales from the LaBarge acquisition, partially offset by lower revenues for engineering services and the legacy Ducommun DTI manufacturing business.

DAS segment operating income and EBITDA were down in the twelve months of 2011 from the comparable period in 2010. Operating income was lower in the 2011 period primarily due to new business start-up costs of $8,843,000, or 1.7% points on sales of $21,654,000 in 2011, compared to $4,948,000, or 1.4% points on sales of $10,448,000 in 2010 at DAS, and a high proportion of sales of lower margin products. In addition, operating income and EBITDA for the twelve months of 2010 were favorably impacted by an adjustment to operating expenses of $1,285,000, or 0.3 percentage points, relating to the reversal of certain accounts payable accruals.

Gross profit margins vary considerably by contract. Gross profit dollars increased primarily due to the increased gross profit from the LaBarge acquisition.

DLT segment operating income and EBITDA were lower as a result of the impairment of goodwill of $(54,273,000), and lower engineering services operating income, partially offset by the added operating income from the LaBarge acquisition.

Backlog

Backlog is subject to delivery delays or program cancellations, which are beyond our control. As of December 31, 2011, firm backlog was $636,358,000, compared to $328,045,000 at December 31, 2010. The increase in backlog is mainly due to $265,385,000 in backlog from the acquisition of LaBarge, along with higher backlog for Apache and Blackhawk helicopters, C-17, and 777 aircrafts. Approximately $421,000,000 of total backlog is expected to be delivered during 2012. Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than sales.

Backlog at December 31, 2011 was broken down as follows:

	(in thousands)
Ducommun Incorporated	Change	2011	2010
Military and Space	$211,088	$354,509	$143,421
Commercial Aerospace	7,593	192,217	184,624
Natural Resources	39,449	39,449	—
Industrial	26,390	26,390	—
Medical & Other	23,793	23,793	—

Total	$308,313	$636,358	$328,045

	(in thousands)
Ducommun AeroStructures	Change	2011	2010
Military and Space	$49,627	$141,754	$92,127
Commercial Aerospace	983	171,033	170,050
Natural Resources	—	—	—
Industrial	—	—	—
Medical & Other	—	—	—

Total	$50,610	$312,787	$262,177

	(in thousands)
Ducommun LaBarge Technologies	Change	2011	2010
Military and Space	$161,461	$212,755	$51,294
Commercial Aerospace	6,610	21,184	14,574
Natural Resources	39,449	39,449	—
Industrial	26,390	26,390	—
Medical & Other	23,793	23,793	—

Total	$257,703	$323,571	$65,868

2010 Compared to 2009

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share in 2010 and 2009, respectively, were as follows:

December 31,	2010	2009
(in thousands)
Sales	$408,406	$430,748
Gross Profit % of Sales	19.6%	18.3%
SG&A Expense % of Sales	13.1%	11.5%
Effective Tax (Benefit)/Rate	19.7%	26.0%
Diluted Earnings Per Share	$1.87	$0.97

The Company’s net sales by end use segment during 2010 and 2009, respectively, were approximately as follows:

Net Sales by Market

Sales		(in thousands)		% sales
Consolidated Ducommun	Change	2010	2009	2010	2009
Military and Space	$(30,819)	$244,485	$275,304	59.9%	63.9%
Commercial Aerospace	8,477	163,921	155,444	40.1%	36.1%

Total	$(22,342)	$408,406	$430,748	100.0%	100.0%

Sales		(in thousands)		% Sales
Ducommun Aerostructures	Change	2010	2009	2010	2009
Military & Space	$(24,926)	$129,371	$154,297	47.6%	53.8%
Commercial Aerospace	9,641	142,201	132,560	52.4%	46.2%

Total	$(15,285)	$271,572	$286,857	100.0%	100.0%

Sales		(in thousands)		% Sales
Ducommun Technologies	Change	2010	2009	2010	2009
Military & Space	$(5,893)	$115,114	$121,007	84.1%	84.1%
Commercial Aerospace	(1,164)	21,720	22,884	15.9%	15.9%

Total	$(7,057)	$136,834	$143,891	100.0%	100.0%

The Company had substantial sales to Boeing, Raytheon, United Technologies and the United States Government. During the years 2010 and 2009, sales to these customers were as follows:

Net Sales to Top Customers

Sales
December 31,	2010	2009
(In thousands)
Boeing	$107,466	$133,007
Raytheon	48,198	34,009
United Technologies	30,680	42,117
United States Government	16,875	29,224

Total	$203,219	$238,357

Receivables
December 31,	2010	2009
(In thousands)
Boeing	$9,685	$8,719
Raytheon	4,520	4,321
United Technologies	2,049	2,295
United States Government	1,262	1,742

Total	$17,516	$17,077

The sales and receivables relating to Boeing, Raytheon, United Technologies, and United States Government are diversified over a number of different commercial, military and space programs.

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

Cost of Sales and Gross Profit

December 31,	2010	2009
(In thousands)
Cost of Sales	$328,260	$351,915
Percent of Net Sales	80.4%	81.7%
Gross Profit	$80,146	$78,833
Gross Profit % of Sales	19.6%	18.3%

Gross profit, as a percent of sales, increased to 19.6% in 2010 from 18.3% in 2009. Gross profit margins in 2010 were negatively impacted by approximately $4,948,000, or 1.8 percentage points, due to start-up and development costs on several new programs which generated approximately $10,448,000 in sales. In addition, gross profit for 2010 was favorably impacted by an adjustment to operating expense of approximately $1,285,000, or 0.3 percentage points, relating to the reversal of certain accounts payable accruals recorded in prior periods. The Company determined that certain accounts payable that were accrued during the period from 2004 to 2010, in fact, had been paid or were not otherwise owed to suppliers. The Company assessed the materiality of this reversal and concluded it was immaterial to previously reported annual and interim amounts. Gross profit margin in 2009 was negatively impacted by inventory reserves and valuation adjustments of $5,141,000 and a liability recorded for uncollected sales tax from customers of $617,000.

Selling, General and Administrative Expenses

December 31,	2010	2009
(In thousands)
Selling, General and Administrative Expenses	$53,678	$49,615
% of Net Sales	13.1%	11.5%

Selling, general and administrative (“SG&A”) expense increased to $53,678,000, or 13.1% of sales in 2010, compared to $49,615,000, or 11.5% of sales in 2009. The increase in SG&A expense was primarily due to higher expenses from the amortization of intangible assets of approximately $1,142,000, higher compensation costs and increased investments in product development programs. The SG&A expense in 2009 was favorably impacted by a reduction in environmental reserves of $2,241,000.

Goodwill Impairment

December 31,	2010	2009
(In thousands)
Goodwill Impairment	$—	$12,936
% of Net Sales	—%	3.0%

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

Interest Expense

December 31,	2010	2009
(In thousands)
Interest Expenses	$1,805	$2,522
% of Net Sales	0.4%	0.6%

Interest expense was $1,805,000 in 2010, compared to $2,522,000 in 2009, primarily due to lower debt levels in 2010 compared to the previous year.

Income Tax Expenses

December 31,	2010	2009
(In thousands)
Income Taxes	$4,855	$3,577
Effective Tax Rate	19.7%	26.0%

Income tax expense increased to $4,855,000 in 2010, compared to $3,577,000 in 2009. The increase in income tax expense was due to the higher income before taxes, partially offset by a lower effective income tax rate. The Company’s effective tax rate for 2010 was 19.7%, compared to 26.0% in 2009. Cash expended to pay income taxes was $2,546,000 in 2010, compared to $6,960,000 in 2009.

Net income for 2010 was $19,808,000, or $1.87 diluted earnings per share, compared to $10,183,000, or $0.97 diluted earnings per share in 2009. Net income for 2009 includes an after-tax charge of $3,444,000, or $0.33 per fully diluted share for the Eclipse inventory write-off and inventory valuation adjustment discussed above and a non-cash goodwill impairment charge of $7,753,000 or $0.74 per fully diluted share.

Financial Condition

Cash Flow Summary

Net cash (used in)/provided by operating activities for the 2011, 2010, and 2009 was $(3,002,000), $26,471,000 and $30,812,000, respectively. Net cash used in operating activities for 2011 was impacted by lower net income, an increase in accounts receivables, primarily related to the timing of billings to customers and extension of payments by the customers, an increase in inventory, primarily related to work-in-process for production jobs scheduled to ship in 2012 and afterward, payments of accounts payable, and payments in 2011 for expenses recorded in accrued liabilities in 2010. Net cash used in operating activities for 2011 was also negatively impacted by $25,574,000 of transaction expenses related to the acquisition of LaBarge, Inc.

Net cash used in investing activities for 2011 was $339,781,000. This consisted of $325,315,000 for the acquisition of LaBarge and $400,000 for the acquisition of certain assets of Foam Matrix, $14,536,000 of capital expenditures and proceeds of $470,000 from the sale of assets.

Net cash provided by financing activities for 2011 of $373,964,000 included approximately $390,000,000 of borrowings, primarily to finance the acquisition of LaBarge, $1,276,000 of repayment of senior notes, term loan and revolver debt, $14,025,000 of debt issue cost paid, also related to the acquisition of LaBarge, $790,000 of dividend payments, and $55,000 net cash effect of exercise related to stock options.

Liquidity and Capital Resources

At December 31, 2011, the Company had $58,410,000 of unused revolver lines of credit, after deducting $1,590,000 for outstanding standby letters of credit. The Company had no outstanding revolver loans and was in compliance with all covenants at December 31, 2011. The weighted average interest rate on borrowings outstanding was 7.66% at December 31, 2011, compared to 4.76% at December 31, 2010. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

In connection with the acquisition of LaBarge on June 28, 2011, the Company borrowed $190,000,000 under a senior secured term loan and entered into a senior secured revolving credit facility of $60,000,000. Both the term loan and the credit facility provide the option of choosing the LIBOR rate (with a Libor rate floor of 1.25%) plus 4.25%, or the Alternate Base Rate (with an Alternate Base Rate floor of 2.25%) plus 3.25%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. The term loan requires quarterly principal payments of $475,000 beginning on September 30, 2011 and mandatory prepayment of certain amounts of excess cash flow on an annual basis beginning 2012. Principal payments of $475,000 were paid in September and December 2011. The revolving credit facility matures on June 28, 2016 and the term loan matures on June 30, 2017. The revolving credit facility and term loan contain minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and maximum leverage ratio covenants under certain circumstances, as well as limitations on future disposition of property, capital expenditures, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness.

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

The Company expects to spend approximately $21,000,000 for capital expenditures in 2012. The increase in capital expenditures in 2012 from 2011 is principally to support new contract awards at DAS and DLT, including LaBarge capital expenditures, and offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The

Company will continue to make prudent acquisitions and capital expenditures for manufacturing equipment and facilities to support long-term contracts for commercial and military aircraft programs, defense, medical, natural resources, industrial and other commercial markets. As part of the Company’s strategic direction in moving to a Tier 2 supplier additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.

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

As of December 31, 2011, the Company expects to make the following payments on its contractual obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$392,240	$1,960	$6,882	$3,848	$379,550
Operating leases	20,848	7,500	8,545	3,271	1,532
Pension liability	15,483	1,465	2,819	3,032	8,167
Liabilities related to uncertain tax position	2,422	522	1,235	665	—
Future interest on notes payable and long-term debt	193,400	30,930	59,554	58,985	43,931

Total	$624,393	$42,377	$79,035	$69,801	$433,180

Ducommun was named as a defendant in class actions filed in April, 2011 by purported stockholders of LaBarge against LaBarge, its Board of Directors and Ducommun in connection with the LaBarge acquisition. In January 2012, the Delaware Chancery Court approved the settlement of the class action which included the payment of $600,000 for plaintiffs’ attorney fees.

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action of approximately $1,509,000 at December 31, 2011. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, at the West Covina landfill the Company preliminarily estimates that the range of its future liabilities in connection with the landfill is between approximately $700,000 and $3,300,000. The Company has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $700,000 at December 31, 2011. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our main exposure to market risk relates to interest rates. At December 31, 2011, we had borrowings under our Senior Secured Credit Facility of $189.1 million that were subject to interest rate risk, and $200.0 million of Senior Unsecured Notes at a fixed rate of 9.75%. Borrowings under our Senior Secured Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR rate for a one, two three or six month interest period chosen by us, plus an applicable margin percentage. This LIBOR rate has a floor of 1.25%, and a margin of 4.25%.

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

Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting as of December 31, 2011 is included under Item 15(a)(1) of this Annual Report on Form 10-K.

Management excluded LaBarge from its assessment of internal control over financial reporting because it was acquired in a business combination during 2011. As of December 31, 2011 management is in the process of integrating the LaBarge acquisition. LaBarge will be included in management’s 2012 evaluation of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The information under the caption “Election of Directors” in the 2012 Proxy Statement is incorporated herein by reference.

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

Name (Age)	Positions and Offices Held With Company (Year Elected)	Other Business Experience (Past Five Years)

Kathryn M. Andrus (43)	Vice President, Internal Audit (2008)	Director of Internal Audit (2005-2008)

Joseph P. Bellino (61)	Vice President and Chief Financial Officer (2008)	Executive Vice President and CFO of Kaiser Aluminum Corporation (2006-2008)

James S. Heiser (55)	Vice President (1990), General Counsel (1988), and Secretary (1987)	Chief Financial Officer (1996-2006) and Treasurer (1995-2006)

Michael G. Pollack (52)	Vice President of Sales and Marketing (2010)	Vice President of Sales and Marketing of Ducommun AeroStructures, Inc. (2004-2010); Vice President of Sales and Marketing Ducommun Technologies, Inc. (2008-2010)

Anthony J. Reardon (61)	Chief Executive Officer (2010), President (2008)	President of Ducommun AeroStructures, Inc. (2003-2007)

Rosalie F. Rogers (50)	Vice President, Human Resources (2008)	Vice President, Human Resources of Ducommun AeroStructures, Inc. (2006-2008)

Samuel D. Williams (63)	Vice President (1991) and Controller (1988)	—

Audit Committee and Audit Committee Financial Expert

The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2012 Proxy Statement is incorporated herein by reference.

Compliance With Section 16(a) of the Exchange Act

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Ethics” in the 2012 Proxy Statement is incorporated herein by reference.

Changes to Procedures to Recommend Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Election of Directors” in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Principal Accountant Fees and Services” contained in the 2012 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

Page

Management’s Report on Internal Control Over Financial Reporting	69

Report of Independent Registered Public Accounting Firm	70 - 71

Consolidated Statements of Operations - Years Ended December 31, 2011, 2010 and 2009	72

Consolidated Balance Sheets - December 31, 2011 and 2010	73

Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2011, 2010 and 2009	74

Consolidated Statements of Cash Flows - Years Ended December 31, 2011, 2010 and 2009	75

Notes to Consolidated Financial Statements	76 - 104

Supplemental Quarterly Financial Data (Unaudited)	104

2. Financial Statement Schedule

The following schedule for the years ended December 31, 2011, 2010 and 2009 is filed herewith:

Schedule II - Valuation and Qualifying Accounts	105

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

3. Exhibits

See Item 15(b) for a list of exhibits.	106 - 108

Signatures	109 - 110

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Management has excluded LaBarge from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a business combination during 2011. LaBarge is a wholly-owned subsidiary of the Company whose total assets and total revenues represent 50% and 30%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ducommun Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ducommun Incorporated and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 15(a)(1). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded LaBarge, Inc. (“LaBarge”) from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a business combination during 2011. We have also excluded LaBarge from our audit of internal control over financial reporting. LaBarge is a wholly-owned subsidiary of the Company whose total assets and total revenues represent 50% and 30%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 5, 2012

Ducommun Incorporated

Consolidated Statements of Operations

Year Ended December 31,	2011	2010	2009
(In thousands, except per share amounts)
Sales and Service Revenues
Product sales	$552,408	$367,563	$372,371
Service revenues	28,506	40,843	58,377

Net Sales	580,914	408,406	430,748

Operating Costs and Expenses:
Cost of product sales	453,473	296,104	305,705
Cost of service revenues	21,505	32,156	46,210
Selling, general and administrative expenses	85,790	53,678	49,615
Goodwill impairment	54,273	—	12,936

Total Operating Costs and Expenses	615,041	381,938	414,466

Operating (Loss)/Income	(34,127)	26,468	16,282
Interest Expense, Net	(18,198)	(1,805)	(2,522)

(Loss)/Income Before Taxes	(52,325)	24,663	13,760
Income Tax Benefit/(Expense), Net	4,742	(4,855)	(3,577)

Net (Loss)/Income	$(47,583)	$19,808	$10,183

Earnings Per Share:
Basic (loss)/earnings per share	$(4.52)	$1.89	$0.97
Diluted (loss)/earnings per share	$(4.52)	$1.87	$0.97
Weighted Average Number of Common Shares Outstanding:
Basic	10,536,000	10,488,000	10,461,000
Diluted	10,621,000	10,596,000	10,510,000

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Balance Sheets

December 31,	2011	2010
(In thousands, except per share data)
Assets
Current Assets:
Cash and cash equivalents	$41,449	$10,268
Accounts receivable (less allowance for doubtful accounts of $488 and $415)	96,174	47,949
Unbilled receivables	3,286	3,856
Inventories	154,503	72,597
Production cost of contracts	18,711	16,889
Deferred income taxes	12,020	5,085
Other current assets	14,648	4,748

Total Current Assets	340,791	161,392
Property and Equipment, Net	98,477	59,461
Goodwill	163,845	100,442
Intangibles	187,854	21,992
Other Assets	17,120	2,165

	$808,087	$345,452

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$1,960	$187
Accounts payable	60,675	39,925
Accrued liabilities	53,823	31,174

Total Current Liabilities	116,458	71,286
Long-Term Debt, Less Current Portion	390,280	3,093
Deferred Income Taxes	72,043	7,691
Other Long-Term Liabilities	25,022	9,197

Total Liabilities	603,803	91,267

Commitments and Contingencies
Shareholders’ Equity:
Common stock — $.01 par value; authorized 35,000,000 shares; issued 10,683,863 shares in 2011 and 10,650,443 shares in 2010	107	106
Treasury stock — held in treasury 143,300 shares in 2011 and 2010	(1,924)	(1,924)
Additional paid-in capital	64,378	61,684
Retained earnings	149,048	197,421
Accumulated other comprehensive loss	(7,325)	(3,102)

Total Shareholders’ Equity	204,284	254,185

	$808,087	$345,452

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income/(Expense)	Total Shareholders’ Equity

(In thousands, except share data)
Balance at December 31, 2008	10,511,586	$106	$56,040	$173,718	$(986)	$(4,432)	$224,446
Comprehensive income:
Net income				10,183			10,183
Equity adjustment for additional pension liability, net of tax						494
Equity adjustment for cash flow hedge mark-to-market adjustment, net of tax						384	878

							11,061
Cash Dividends				(3,141)			(3,141)
Common stock repurchased for treasury	(74,300)				(938)	—	(938)
Stock options exercised	19,416	—	44	—		—	44
Stock repurchased related to the exercise of stock options	(6,276)	—	(105)	—		—	(105)
Stock Based Compensation			2,404				2,404
Income tax benefit related to the exercise of nonqualified stock options	—	—	115	—		—	115

Balance at December 31, 2009	10,450,426	$106	$58,498	$180,760	$(1,924)	$(3,554)	$233,886
Comprehensive income:
Net income				19,808			19,808
Equity adjustment for additional pension liability, net of tax						44
Equity adjustment for cash flow hedge mark-to-market adjustment, net of tax						408	452

							20,260
Cash Dividends				(3,147)			(3,147)
Stock options exercised	77,156	—	769	—		—	769
Stock repurchased related to the exercise of stock options	(20,439)	—	(404)	—		—	(404)
Stock Based Compensation			2,517				2,517
Income tax benefit related to the exercise of nonqualified stock options	—	—	304	—		—	304

Balance at December 31, 2010	10,507,143	$106	$61,684	$197,421	$(1,924)	$(3,102)	$254,185
Comprehensive income:
Net loss				(47,583)			(47,583)
Equity adjustment for additional pension liability, net of tax						(4,223)	(4,223)

							(51,806)
Cash Dividends				(790)			(790)
Stock options exercised	96,605	1	1,552	—		—	1,553
Stock repurchased related to the exercise of stock options	(63,185)	—	(1,497)	—		—	(1,497)
Stock Based Compensation			2,363				2,363
Income tax benefit related to the exercise of nonqualified stock options	—	—	276	—		—	276

Balance at December 31, 2011	10,540,563	$107	$64,378	$149,048	$(1,924)	$(7,325)	$204,284

Ducommun Incorporated

Consolidated Statements of Cash Flows

Year Ended December 31,	2011	2010	2009
(In thousands)
Cash Flows from Operating Activities:
Net (Loss)/Income	$(47,583)	$19,808	$10,183
Adjustment to Reconcile Net (Loss)/Income to Net Cash (Used in)/Provided by Operating Activities:
Depreciation and amortization	21,458	13,597	13,550
Impairment of goodwill	54,273	—	12,936
Stock-based compensation expense	2,363	2,517	2,404
Deferred income tax provision/(benefit)	(6,652)	(495)	1,819
Income tax benefit from stock-based compensation	277	304	115
Excess tax benefit from stock-based compensation	—	(9)	—
Recovery of doubtful accounts	(3)	(155)	(1,124)
Other - (increase)/decrease	(22)	88	(525)
Changes in Assets and Liabilities:
Accounts receivable - (increase)/decrease	(3,990)	584	2,836
Unbilled receivable - decrease	570	351	2,867
Inventories - (increase)/decrease	(4,828)	(4,848)	5,321
Production cost of contracts - (increase)	(3,451)	(5,215)	(4,794)
Other - decrease	32	3,026	356
Accounts payable - (decrease)/increase	(12,323)	491	4,076
Accrued and other liabilities - (decrease)	(3,123)	(3,573)	(19,208)

Net Cash (Used in)/Provided by Operating Activities	(3,002)	26,471	30,812

Cash Flows from Investing Activities:
Purchase of property and equipment	(14,536)	(7,106)	(7,689)
Acquisition of businesses, net of cash acquired	(325,715)	—	—
Proceeds from sale of assets	470	2	2

Net Cash Used in Investing Activities	(339,781)	(7,104)	(7,687)

Cash Flows from Financing Activities:
Repayment of senior notes, term loan and revolver debt	(1,276)	(24,956)	(2,454)
Borrowings of senior notes and term loan	390,000	—	—
Cash dividends paid	(790)	(3,147)	(3,141)
Debt issue cost paid	(14,025)	—	(1,409)
Repurchase of stock	—	—	(938)
Net cash effect of exercise related to stock options	55	366	(62)
Excess tax benefit from stock-based compensation	—	9	—

Net Cash Provided by/(Used in) Financing Activities	373,964	(27,728)	(8,004)

Net Increase/(Decrease) in Cash and Cash Equivalents	31,181	(8,361)	15,121
Cash and Cash Equivalents - Beginning of Period	10,268	18,629	3,508

Cash and Cash Equivalents - End of Period	$41,449	$10,268	$18,629

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,950	$1,799	$2,222
Taxes paid	$4,512	$2,546	$6,960

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

The Company supplies products and services primarily to the aerospace and defense industries. The Company’s subsidiaries are organized into two strategic businesses, each of which is a reportable operating segment. The accounting policies of the segments are the same as those of the Company. Ducommun AeroStructures (“DAS”) engineers and manufactures aerospace structural components and assemblies. Ducommun LaBarge Technologies (“DLT”) was formed in June 2011 by the combination of our former Ducommun Technologies segment (“DTI”) and LaBarge (See Note 2). DLT designs, engineers and manufactures a broad range of electronic, electromechanical and interconnect systems and components. In addition, DLT provides technical and program management services (including design, development, integration and testing of prototype products) principally for advanced weapons and missile defense systems.

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

The Company has a significant number of contracts for which net sales are accounted for under the percentage-of-completion method using the units of delivery as the measure of completion. The percentage-of-completion method requires the use of assumptions and estimates related to the contract value, the total cost at completion, and measurement of progress towards completion. These contracts are primarily fixed-price contracts that vary widely in terms of size, length of performance period and expected gross profit margins. The Company also recognizes revenue on the sale of services (including prototype products) based on the type of contract: time and materials, cost-plus reimbursement and firm-fixed price. Revenue is recognized by (i) on time and materials contracts as time is spent at hourly rates, which are negotiated with customers, plus the cost of any allowable materials and out-of-pocket expenses, (ii) on cost-plus reimbursement contracts based on direct and indirect costs incurred plus a negotiated profit calculated as a percentage of cost, a fixed amount or a performance-based award fee, and (iii) on fixed-price contracts on the percentage-of-completion method measured by the percentage of costs incurred to estimated total costs.

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

Inventory Adjustment

During the fourth quarter of 2011, the Company determined that certain inventory balances during the period from 2010 to 2011, in fact had been overstated. Gross profit for the fourth quarter of 2011 was adversely impacted by an inventory valuation adjustment of $808,000, or 0.4%. The Company assessed the materiality of the correction mentioned above individually and aggregated with other previously identified errors and concluded that they were immaterial to previously reported annual and interim amounts and that the correction of the errors in 2011 would not be material to the current year results of operations. Accordingly, the Company corrected these errors in the financial statements for the twelve months ended December 31, 2011 and did not restate its consolidated financial statements for the prior years or interim periods impacted.

Production Cost of Contracts

Costs are incurred for certain long-term contracts that require machinery or tools to build the parts as specified within the contract. These costs include production and tooling costs. The production contract costs are recorded to cost of sales using the units of delivery method. As of December 31, 2011 and 2010, production costs of contracts were $18,711,000 and $16,889,000, respectively.

Property, Equipment and Depreciation

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

Goodwill

The Company’s business acquisitions have resulted in goodwill. Goodwill is not amortized but is subject to impairment tests on an annual basis in the fourth quarter and between annual tests, in certain circumstances, when events indicate an impairment may have occurred. Goodwill is tested for impairment utilizing a two-step method. In the first step, the Company determines the fair value of the reporting unit using expected future discounted cash flows and market valuation approaches (comparable Company revenue and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) multiples), requiring management to make estimates and assumptions about the reporting unit’s future prospects. If the net book value of the reporting unit exceeds the fair value, the Company then performs the second step of the impairment test which requires fair valuation of all the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. This residual fair value of goodwill is then compared to the carrying amount to determine impairment. An impairment charge will be recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount.

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

The weighted average number of shares outstanding used to compute earnings per share is as follows:

Year Ended December 31,	2011	2010	2009
Basic weighted average shares outstanding	10,536,000	10,488,000	10,461,000
Dilutive potential common shares	85,000	108,000	49,000

Diluted weighted average shares outstanding	10,621,000	10,596,000	10,510,000

The numerator used to compute diluted earnings per share is as follows:

Year Ended, December 31,	2011	2010	2009
Net (loss)/earnings (total numerator)	$(47,583,000)	$19,808,000	$10,183,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

Year Ended December 31,	2011	2010	2009
Stock options and stock units	705,600	435,600	791,400

Comprehensive Income

Certain items such as pension liability adjustments are presented as a separate component of shareholders’ equity. The current period change in pension liability is included in other comprehensive loss and separately reported in the financial statements. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of a pension and retirement liability adjustment of $7,325,000, net of tax, at December 31, 2011, compared to a pension liability adjustment $3,102,000, net of tax at December 31, 2010. The change in pension and retirement liability was primarily related to the LaBarge acquisition. There was no other comprehensive income or loss reported in 2011 or 2010.

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

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

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

Note 2. Acquisition

On June 28, 2011, the Company completed the acquisition of all the outstanding stock of LaBarge, Inc. (“LaBarge”), formerly a publicly-owned company based in St. Louis, Missouri for $325,315,000 (net of cash acquired and excluding acquisition costs). LaBarge was a broad-based provider of electronics to technology-driven companies in diverse markets. LaBarge had significant sales to customers in the aerospace, defense, natural resources, industrial, medical and other commercial markets. The Company provided its customers with sophisticated electronic, electromechanical and mechanical products through contract design and manufacturing services. The operating results for the acquisition have been included in the consolidated statements of operations since the date of the acquisition. For the twelve months ended December 31, 2011, operating expenses included expenses related to the acquisition of LaBarge of $16,127,000 and interest expense included the write-off of $831,000 of unamortized financing costs, as a result of the Company’s debt refinancing related to the acquisition of LaBarge.

The Company believes the LaBarge acquisition will allow us to expand our presence significantly in the aerospace and defense markets, as well as diversify our sales base across new markets, including industrial, natural resources, medical and other commercial end markets. More specifically, the Company expects to realize the following benefits from the LaBarge acquisition:

•	Strengthen our market position as a significant Tier 2 supplier for both structural and electronic assemblies

•	Diversify our end markets

•	Expand our platforms work content on existing programs and capabilities on new and existing programs

•	Increase value-added manufacturing services content in our product portfolio

•	Expand our technology product portfolio

•	Realize potential synergies.

The following table presents unaudited pro forma consolidated operating results for the Company for the years ended December 31, 2011 and December 31, 2010, as if the LaBarge acquisition had occurred as of January 1, 2010. The Company acquired certain assets of Foam Matrix for $400,000 during the first quarter of 2011. Pro forma results below exclude the acquisition of certain assets of Foam Matrix. Assuming the Foam Matrix acquisition had occurred at January 1, 2010, it would not have been materially different from the Company’s historical results.

(Unaudited)
Year Ended December 31,	2011	2010
(In thousands, except per share amounts)
Net sales	$744,366	$732,443
Net loss	(39,737)	(2,309)
Basic loss per share	(3.77)	(0.22)
Diluted loss per share	(3.77)	(0.22)

The consolidated financial statements reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for LaBarge. The principal estimates of fair value have been determined using expected net present value techniques utilizing a 14% discount rate. Customer relationships are valued assuming an annual attrition rate of 6.5%. For acquisitions completed in 2011, adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period (not exceeding twelve months from acquisition date).

The table below summarizes the preliminary purchase price allocation for LaBarge at the date of acquisition.

(In thousands)
Accounts receivable	$44,232
Inventories	77,078
Prepaids	1,382
Deferred income taxes	5,821
Other current assets	4,640
Property, plant and equipment	36,794
Excess of cost over net assets acquired	117,028
Intangible-customer relationships	140,300
Intangible-trade name	32,937
Other assets	4,955

465,167

Current portion of long-term debt	250
Accounts payable	33,073
Accrued liabilities	31,193
Other long-term liabilities	3,343
Deferred income tax liabilities	71,993

139,852

Cash paid for acquisition	$325,315

Note 3. Inventories

Inventories consist of the following:

December 31,	2011	2010
(In thousands)
Raw materials and supplies	$72,067	$13,155
Work in process	79,982	61,295
Finished goods	13,433	6,903

	165,482	81,353
Less progress payments	10,979	8,756

Total	$154,503	$72,597

Note 4. Property and Equipment

Property and equipment consist of the following:

December 31,	2011	2010	Range of Estimated Useful Lives
(In thousands)
Land	$14,622	$11,333
Buildings and improvements	44,402	34,067	5 -40 Years
Machinery and equipment	107,591	95,371	2 -20 Years
Furniture and equipment	23,707	21,267	2 -10 Years
Construction in progress	8,817	3,362

	199,139	165,400
Less accumulated depreciation	100,662	105,939

Total	$98,477	$59,461

Depreciation expense was $12,068,000, $8,413,000 and $8,714,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 5. Goodwill and Other Intangible Assets

The carrying amounts of goodwill for the years ended December 31, 2011 and December 31, 2010 are as follows:

	Ducommun AeroStructures	Ducommun LaBarge	Total Ducommun
(In thousands)
Gross Goodwill	$56,595	$69,847	$126,442
Accumulated Goodwill Impairment	—	(26,000)	(26,000)

Balance at December 31, 2010	56,595	43,847	100,442
Goodwill additions due to acquisitions	648	117,028	117,676
Goodwill impairment	—	(54,273)	(54,273)

Balance at December 31, 2011	$57,243	$106,602	$163,845

A reporting unit is defined as an operating segment or one level below an operating segment pursuant to paragraph 30, of Accounting Standard Codification (“ASC”) 350. For goodwill impairment testing, the Company has three reporting units, DAS, DLT without Miltec and Miltec. Management has concluded that Miltec has been properly identified as a separate reporting unit. The operating components within the DAS segment of the Company are aggregated and deemed to be a single reporting unit because of similar economic characteristics. The operating components within the DLT segment, except for the Miltec component are aggregated and deemed to be a single reporting unit because of similar economic characteristics.

The revenue generation, manufacturing expertise and selling efforts of DLT’s operating components, other than Miltec, are tightly linked and are impacted by each other’s efforts. Miltec is deemed to be a single reporting unit because its economic characteristics are not considered to be similar to the other DLT operating components.

The Company performed its annual goodwill impairment test during the fourth quarter of 2011. As of December 31, 2011, the date of the most recent annual impairment test, the DAS, DLT, and Miltec reporting units had $57.2 million, $98.2 million, and $8.4 million of recorded goodwill, respectively. As of the most recent annual impairment test (Step One) on December 31, 2011, the fair value of the DAS and Miltec reporting units exceeded their carrying values by 20% and 14%, respectively. However, the fair value of the DLT reporting unit was less than its carrying value by 4%. As a result, the second step (Step Two) of the impairment test was required for the DLT reporting unit. The tangible and intangible assets were revalued according to ASC 350 and an impairment of goodwill of $54,273,000 was recorded. The impairment was driven by a decline in the Company’s market value as of December 31, 2011, following the LaBarge acquisition and a softening defense market.

Other intangible assets at December 31, 2011 related to acquisitions are amortized on the straight-line method over periods ranging from one to eighteen years. The fair value of other intangible assets was determined by management and consists of the following:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In thousands)
Customer relationships	$164,500	$12,503	$151,997	$24,200	$5,400	$18,800
Trade names	36,987	2,690	34,297	4,050	2,270	1,780
Non-compete agreements	2,743	2,699	44	2,743	2,605	138
Contract renewal	1,845	705	1,140	1,845	571	1,274
Backlog	1,153	1,153	—	1,153	1,153	—
Technology	400	24	376	—	—	—

Total	$207,628	$19,774	$187,854	$33,991	$11,999	$21,992

The carrying amount of other intangible assets as of December 31, 2011 and December 31, 2010 are as follows:

	December 31, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Ducommun AeroStructures	$20,130	$7,059	$13,071	$19,730	$4,168	$15,562
Ducommun LaBarge Technologies	187,496	12,713	174,783	14,261	7,831	6,430

Total	$207,626	$19,772	$187,854	$33,991	$11,999	$21,992

Amortization expense of other intangible assets was $7,773,000, $3,992,000 and $2,850,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in amortization expense of other intangibles was due to the LaBarge acquisition. Future amortization expense is expected to be as follows:

	Ducommun AeroStructures	Ducommun LaBarge	Total Ducommun
(In thousands)
2012	$2,855	$8,645	$11,500
2013	2,246	8,646	10,892
2014	1,717	8,739	10,456
2015	1,386	8,740	10,126
2016	1,123	8,399	9,522
Thereafter	3,744	131,614	135,358

	$13,071	$174,783	$187,854

Note 6. Accrued Liabilities

Accrued liabilities consist of the following:

December 31,	2011	2010
(In thousands)
Accrued compensation	$27,559	$20,898
Accrued income tax and sales tax	1,820	3,062
Customer deposits	6,612	1,605
Interest payable	9,967	68
Accrued insurance costs	1,781	1,053
Customer claims	997	1,005
Provision for contract cost overruns	449	348
Other	4,638	3,135

Total	$53,823	$31,174

Note 7. Long-Term Debt

Long-term debt is summarized as follows:

December 31,	2011	2010
(In thousands)
Senior Unsecured Notes	$200,000	$—
Senior Secured Term Loan	189,050	—
Notes and Other Liabilities for Acquisitions	3,190	3,280

Total Debt	392,240	3,280
Less Current Portion	1,960	187

Total Long-Term Debt	$390,280	$3,093

Future long-term debt payments are as follows:

(In thousands)	Long-Term Debt
2012	$1,960
2013	4,959
2014	1,923
2015	1,924
2016	1,924
Thereafter	379,550

Total	$392,240

At December 31, 2011, the Company had $58,018,000 of unused revolving lines of credit, after deducting $1,590,000 for outstanding standby letters of credit. The Company had no outstanding revolver loans and was in compliance with all covenants at December 31, 2011. The weighted average interest rate on borrowings outstanding was 7.66% at December 31, 2011, compared to 4.76% at December 31, 2010. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

In connection with the acquisition of LaBarge on June 28, 2011, the Company borrowed $190,000,000 under a senior secured term loan and entered into a senior secured revolving credit facility of $60,000,000. Both the term loan and the credit facility provide the option of choosing the LIBOR rate (with a Libor rate floor of 1.25%) plus 4.25%, or the Alternate Base Rate (with an Alternate Base Rate floor of 2.25%) plus 3.25%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. The term loan requires quarterly principal payments of $475,000 beginning on September 30, 2011 and mandatory prepayment of certain amounts of excess cash flow on an annual basis beginning 2012. Principal payments of

$475,000 were paid in September and December 2011. The revolving credit facility matures on June 28, 2016 and the term loan matures on June 30, 2017. The revolving credit facility and term loan contain minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and maximum leverage ratio covenants under certain circumstances, as well as limitations on future disposition of property, capital expenditures, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness.

In connection with the acquisition of LaBarge, the Company also issued $200,000,000 of senior unsecured notes with interest of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning in 2012. The senior unsecured notes mature on July 15, 2018, at which time the entire principal amount is due.

In connection with the DAS-New York acquisition in December 2008, the Company issued a promissory note in the initial principal amount of $7,000,000 with interest of 5% per annum payable annually on each anniversary of the closing date (December 23). Principal of the promissory note in the amount of $4,000,000 was paid on June 23, 2011 and $3,000,000 is payable December 23, 2013.

The weighted average interest rate on borrowings outstanding was 7.66% at December 31, 2011, compared to 4.76% at December 31, 2010. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

Note 8. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At December 31, 2011 and 2010, no preferred shares were issued or outstanding.

The Company repurchased in the open market 74,300 shares, or $938,000 of its common stock in 2009. In 2011, the Company terminated its stock repurchase program.

Note 9. Stock Options

The Company has two stock incentive plans. Stock awards may be made to directors, officers and key employees under the stock incentive plans on terms determined by the Compensation Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. Stock options have been and may be granted to directors, officers and key employees under the stock plans at prices not less than 100% of the market value on the date of grant, and expire not more than ten years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. In 2011, performance stock units were awarded to nine officers and key employees, and restricted stock units were awarded to nine officers and key employees and six directors. In 2010, performance stock units were awarded to ten officers and key employees, and restricted stock units were awarded to seven directors. In 2009, performance stock units were awarded to eight officers and key employees.

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

The Company also examines its historic pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain stock option holder populations. The table below presents the weighted average expected life in months of the one identified stock option holder population. The expected life computation is based on historic exercise patterns and post-vesting termination behavior within each of the one population identified. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is derived from historical volatility of the Company’s common stock.

The fair value of each share-based payment award was estimated using the following assumptions and weighted average fair values as follows:

	Stock Options (1)
December 31,	2011	2010	2009
Weighted average fair value of grants	$8.84	$6.43	$7.16
Risk-free interest rate	1.47%	1.99%	2.72%
Dividend yield	0.00%	1.66%	1.68%
Expected volatility	42.28%	42.90%	43.14%
Expected life in months	66	66	65

(1)	The fair value calculation was based on stock options granted during the period.

Option activity during the three years ended December 31, 2011 was as follows:

	2011		2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31	929,850	$20.654	817,500	$21.070	681,500	$22.128
Options granted	224,000	21.610	190,950	18.040	199,000	17.952
Options exercised	(79,937)	19.416	(45,850)	16.797	(2,750)	15.721
Options forfeited	(95,225)	21.551	(32,750)	21.231	(60,250)	22.983

Outstanding at December 31	978,688	$20.887	929,850	$20.654	817,500	$21.070

Exerciseable at December 31	530,262	$21.524	511,900	$21.538	409,375	$21.206

Available for grant at December 31	230,950		406,310		37,655

As of December 31, 2011, total unrecognized compensation cost (before tax benefits) related to stock options of $2,501,000 is expected to be recognized over a weighted-average period of 2.8 years. The total options vested and expected to vest in the future are 978,688 shares with a weighted average exercise price of $20.89 and a weighted average remaining contractual term of 4.1 years. The aggregate intrinsic value for these options is approximately $0.

Cash received from options exercised and stocks surrendered in the years ended December 31, 2011, 2010 and 2009 was $1,552,000, $769,000 and $44,000, respectively. The tax benefit realized for the tax deductions from options exercised of the share-based payment awards totaled $277,000, $304,000, and $115,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Nonvested stock options at December 31, 2010 and changes through the year ended December 31, 2011 were as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2010	417,950	$7.92
Granted	224,000	8.76
Vested	(146,449)	8.99
Forfeited	(47,075)	8.08

Nonvested at December 31, 2011	448,426	$7.97

The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock price on the last trading day of 2011 and the exercise prices of outstanding stock options, multiplied by the number of in-the-money stock options as of the same date. This represents the total amount before tax withholdings that would have been received by stock option holders if they had all exercised the stock options on December 31, 2011. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2011, 2010 and 2009 was $694,000, $759,000 and $8,000, respectively. Total fair value of options expensed was $2,363,000, $2,517,000 and $2,404,000, before tax benefits, for the year ended December 31, 2011, 2010 and 2009, respectively.

Note 10. Employee Benefit Plans

The Company has three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers certain current and retired employees from the LaBarge acquisition (the “LaBarge Deferred Compensation Plan”). Further contributions to this plan were suspended on August 5, 2011. The liability for the LaBarge Deferred Compensation Plan and interest thereon is included in accrued employee compensation and long term liabilities and was $0.2 million and $2.2 million, respectively, at December 31, 2011. The accumulated benefit obligations of the other two plans at December 31, 2011 and December 31, 2010 were $3,595,000 and $1,490,000, respectively, which are included in accrued liabilities.

The Company sponsors, for all its employees, two 401(k) defined contribution plans. The first plan covers all employees, other than employees at the Company’s Miltec subsidiary, and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan the Company generally provides a match equal to 50% of the employee’s contributions up to the first 6% of compensation, except for union employees who are not eligible to receive the match. The second plan covers only the employees at the Company’s Miltec subsidiary and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 100% of their compensation or limits established by the Internal Revenue Code. Under this plan, Miltec generally (i) provides a match equal to 100% of the employee’s contributions up to the first 5% of compensation, (ii) contributes 3% of an employee’s compensation annually, and (iii) contributes, at the Company’s discretion, 0% to 7% of an employee’s compensation annually. The Company’s provision for matching and profit sharing contributions for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 were approximately $3,371,000, $3,477,000 and $4,207,000, respectively.

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities. The Company also has a retirement plan covering certain current and retired employees from the LaBarge acquisition (the “LaBarge Retirement Plan”). The liability for the LaBarge Retirement Plan included in accrued employee compensation and long term liabilities was $0.6 million and $5.5 million, respectively, at December 31, 2011. These two plans above have been combined in the tables below.

The components of net periodic pension cost for the defined benefit pension plan and the LaBarge Retirement Plan are as follows:

December 31,	2011	2010	2009
(In thousands)
Service cost	$523	$463	$469
Interest cost	1,043	894	880
Expected return on plan assets	(1,053)	(932)	(689)
Amortization of actuarial losses	430	371	486

Net periodic post retirement benefits cost	$943	$796	$1,146

The estimated net actuarial loss for the defined benefit pension plan and the LaBarge Retirement Plan that will be amortized from accumulated other comprehensive income into net periodic cost during 2012 is $1,147,000.

The obligations and funded status of the defined benefit pension plan and the LaBarge Retirement Plan are as follows:

December 31,	2011	2010
(In thousands)
Change in benefit obligation (1)
Beginning benefit obligation (January 1)	$17,079	$15,564
Benefit obligation related to the LaBarge acquisition	5,589	—
Service cost	523	463
Interest cost	1,043	894
Actuarial loss	5,144	740
Benefits paid	(773)	(582)

Benefit obligation (December 31)	$28,605	$17,079

Change in plan assets
Beginning fair value of plan assets (January 1)	$12,019	$10,148
Return on assets	(959)	1,375
Employer contribution	1,658	1,078
Benefits paid	(773)	(582)

Fair value of plan assets (December 31)	$11,945	$12,019

Funded status	$(16,661)	$(5,060)

Amounts recognized in the Statement of Financial Position as
– current liabilities	$640	$—

– non-current liabilities	$16,021	$5,060

Unrecognized loss included in accumulated other comprehensive loss
Unrecognized loss (January 1), before tax	$5,176	$5,250
Amortization	(430)	(371)
Liability loss	5,144	740
Asset (gain)/loss	2,012	(443)

Unrecognized loss (December 31), before tax	$11,902	$5,176
Tax impact	(4,577)	(2,074)

Unrecognized loss included in accumulated other comprehensive loss, net of tax	$7,325	$3,102

Prepaid benefit cost included in other assets	$811	$118

Accrued benefit cost included in other liabilities	$5,569	$—

(1)	Projected benefit obligation equals the accumulated benefit obligation for this plan.

On December 31, 2011, the Company’s annual measurement date, the accumulated benefit obligation exceeded the fair value of the pension plan assets by $16,661,000. Such excess is referred to as an unfunded accumulated benefit obligation. The Company recognized a pension liability at December 31, 2011 of $7,325,000 and December 31, 2010 of $3,102,000 net of tax, respectively, which decreased shareholders’ equity and is included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be decreased or be eliminated if either interest rates increase or market performance and plan returns improve or contributions cause the pension plan to return to fully funded status. During the year ended December 31, 2011, the pension liability increased by $4,223,000, net of tax.

The Company’s pension plan asset allocations at December 31, 2011 and 2010, by asset category, are as follows:

December 31,	2011	2010
Equity securities	78%	80%
Cash and equivalents	15	13
Debt securities	7	7

Total	100%	100%

Plan assets consist primarily of listed stocks and bonds and do not include any of the Company’s securities. The return on assets assumption reflects the average rate of return expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We select the return on asset assumption by considering our current and target asset allocation.

Year Ended December 31, 2011	Level 1	Level 2	Level 3	Total
(In thousands)
Cash and other investments	$1,826	$—	$—	$1,826
Fixed income securities	—	835	—	835
Equities (1)	7,145	2,139	—	9,284

Total	$8,971	$2,974	$—	$11,945

(1)	Represents mutual funds and commingled accounts which invest primarily in equities, but may also hold fixed income securities, cash and other investments.

The Company’s overall investment strategy is to achieve an asset allocation within the following ranges:

Cash	0-25%
Fixed income securities	0-50%
Equities	50-95%

The following weighted-average assumptions were used to determine the net periodic benefit cost under the pension plan at:

	Pension Benefits
December 31,	2011	2010	2009
Discount rate used to determine pension expense
- Pension	5.50%	6.00%	6.50%
- Retirement - LaBarge	4.75%	—%	—%

The following weighted average assumptions were used to determine the benefit obligations under the pension plan for:

	Pension Benefits
December 31,	2011	2010	2009
Discount rate used to determine value of obligations
- Pension	4.30%	5.50%	6.00%
- Retirement - LaBarge	3.75%	—%	—%
Long term rate of return - Pension Plan only	8.50%	8.50%	9.00%

The following benefit payments under the pension plan, which reflect expected future service, as appropriate, are expected to be paid:

	Payments
	Pension	Retirement - LaBarge
2012	$826,000	$640,000
2013	915,000	465,000
2014	974,000	466,000
2015	1,043,000	465,000
2016	1,062,000	462,000
Thereafter	6,027,000	2,140,000

The assumptions used to determine the benefit obligations and expense for the Company’s defined benefit pension plan and LaBarge Retirement Plan are presented in the tables above. The expected long-term return on assets, noted above, represents an estimate of long-term returns on investment portfolios consisting of a mixture of fixed income and equity securities. The Company considers long-term rates of return in which the Company expects its pension funds and LaBarge Retirement Plan to be invested. The estimated cash flows from the plan for all future years are determined based on the plan population at the measurement date. Each year’s cash flow is discounted back to the measurement date based on the yield for the year of bonds in the published CitiGroup Pension Discount Curve. The discount rate chosen is the single rate that provides the same present value as the individually discounted cash flows.

The Company’s funding policy is to contribute cash to its pension plan so that the minimum contribution requirements established by government funding and taxing authorities are met. The Company expects to make a contribution of $1,465,000 to the pension plan in 2012.

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

Note 12. Leases

The Company leases certain facilities and equipment for periods ranging from one to eight years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2011, 2010 and 2009 was $7,258,000, $6,208,000 and $5,963,000, respectively. Future minimum rental payments under operating leases having initial or remaining non-cancelable terms in excess of one year at December 31, 2011 are as follows:

Lease Commitments
(In thousands)
2012	$7,500
2013	5,563
2014	2,982
2015	2,016
2016	1,255
Thereafter	1,532

Total	$20,848

Note 13. Income Taxes

The provision for income tax expense/(benefit) consists of the following:

December 31,	2011	2010	2009
(In thousands)
Current tax expense/(benefit):
Federal	$2,133	$6,204	$2,253
State	(223)	(854)	(496)

	1,910	5,350	1,757

Deferred tax expense/(benefit):
Federal	(6,044)	(686)	1,414
State	(608)	191	406

	(6,652)	(495)	1,820

Income tax expense	$(4,742)	$4,855	$3,577

Deferred tax assets (liabilities) are comprised of the following:

December 31,	2011	2010
(In thousands)
Accrued expenses	$672	$—
Allowance for doubtful accounts	195	160
Contract overrun reserves	192	134
Deferred compensation	1,139	401
Employment-related reserves	5,700	2,130
Environmental reserves	895	999
Inventory reserves	5,238	2,506
Pension obligation	4,574	2,074
Prepaid insurance	308	—
State net operating loss carryforwards	818	385
State tax credit carryforwards	1,849	1,455
Stock-based compensation	4,003	3,050
Workers' compensation	17	145
Other	286	557

	25,886	13,996
Depreciation	(7,663)	(4,122)
Goodwill	(3,400)	(4,873)
Intangibles	(71,163)	(5,230)
Purchase accounting adjustment - inventory	—	(415)
Unbilled receivables	(1,675)	(776)
Valuation allowance	(2,008)	(1,323)

Net deferred tax assets (liabilities)	$(60,023)	$(2,743)

The Company has state tax credit carryforwards of $3.3 million, which begin to expire in 2017, and state net operating losses of $20.0 million, which begin to expire in 2016. Management has recorded benefits for those carryforwards it expects to be utilized on tax returns filed in the future.

Management has established a valuation allowance for items that are not expected to provide future tax benefits. Management believes it is more likely than not that the Company will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation between expected and effective tax rates are as follows:

December 31,	2011	2010	2009
Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State income taxes (net of federal benefit)	(2.2)	0.3	(0.7)
Acquisition costs	2.0	—	—
Benefit of qualified domestic production activities	(0.5)	(3.5)	(1.6)
Benefit of research and development tax credits	(2.6)	(6.2)	(8.4)
Book income not subject to tax	—	(0.8)	—
Goodwill impairment	28.8	—	—
Increase in valuation allowance	—	2.4	—
Reduction of tax reserves	—	(7.4)	—
Unremitted earnings/(losses) of foreign subsidiary	0.3	(0.5)	1.4
Other	0.1	0.4	0.3

Effective Income Tax Rate	(9.1)%	19.7%	26.0%

The deduction for qualified domestic production activities is treated as a “special deduction” which has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction is reported in the Company’s rate reconciliation.

The Company records the interest charge and the penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $65,000, ($140,000) and ($33,000) in interest related to uncertain tax positions. The Company had approximately $228,000 and $163,000 for the payment of interest and penalties accrued at December 31, 2011 and 2010, respectively.

The Company’s total amount of unrecognized tax benefits was approximately $2,194,000 and $1,343,000 at December 31, 2011 and December 31, 2010, respectively. These amounts, if recognized, would affect the annual income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Balance at January 1,	$1,343,000	$2,573,000
Additions based on tax positions related to the current year	536,000	307,000
Additions for tax positions for prior years	482,000	83,000
Reductions for tax positions of prior years	(167,000)	(1,620,000)
Settlements	—	—

Balance at December 31,	$2,194,000	$1,343,000

The Company’s federal income tax return for 2009 has been selected for examination. Management does not expect the results of this examination to have a material impact on the Company’s financial statements. Federal income tax returns after 2006, California franchise (income) tax returns after 2006 and other state income tax returns after 2006 are subject to examination.

Note 14. Contingencies

Ducommun was named as a defendant in class actions filed in April, 2011 by purported stockholders of LaBarge against LaBarge, its Board of Directors and Ducommun in connection with the LaBarge acquisition. In January 2012, the Delaware Chancery Court approved the settlement of the class action which included the payment of $600,000 for plaintiffs’ attorney fees.

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action of approximately $1,509,000 at December 31, 2011. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, at the West Covina landfill the Company preliminarily estimates that the range of its future liabilities in connection with the landfill is between approximately $700,000 and $3,300,000. The Company has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $700,000 at December 31, 2011. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

The Company had substantial sales, through both of its business segments, to Boeing, Raytheon, Owens-Illinois, United Technologies and Spirit AeroSystems. During 2011 and 2010, sales to Boeing, Raytheon, Owens-Illinois, United Technologies and Spirit AeroSystems were as follows:

December 31,	2011	2010
(In thousands)
Boeing	$112,071	$107,466
Raytheon	50,567	48,198
United Technologies	29,830	30,680
Spirit Aerosystems	28,590	26,141
Owens-Illinois	22,796	—

Total	$243,854	$212,485

At December 31, 2011, trade receivables from Boeing, Raytheon, United Technologies, Spirit AeroSystems and Owens-Illinois were $13,157,000, $7,379,000, $4,445,000, $4,041,000 and $8,125,000, respectively. The sales and receivables relating to Boeing, Raytheon, Owens-Illinois, United Technologies, and Spirit AeroSystems are diversified over a number of different commercial, military and space programs.

In 2011, 2010 and 2009, sales to foreign customers worldwide were $50,865,000, $37,970,000 and $32,121,000, respectively. The Company has manufacturing facilities in Thailand and Mexico. The amounts of revenues, profitability and identifiable assets attributable to foreign sales activity were not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2011, 2010 and 2009. The Company had no sales to a foreign country greater than 3% of total sales in 2011, 2010 and 2009. The Company is not subject to any significant foreign currency risks since all sales are made in United States dollars.

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

In the fourth quarter of 2011, the Company recorded a pre-tax non-cash charge of $54,273,000 at DLT for the impairment of goodwill. In the fourth quarter of 2009, the Company recorded a pre-tax non-cash charge of $12,936,000 at DTI (relating to its Miltec reporting unit) for the impairment of goodwill. The test as of December 31, 2011 and 2009 indicated the book value exceeded the fair value of DLT and Miltec, respectively.

Financial information by reportable segment is set forth below:

December 31,	2011	2010	2009
(In thousands)
Net Sales:
Ducommun AeroStructures	$292,759	$271,572	$286,857
Ducommun LaBarge Technologies	288,155	136,834	143,891

Total Net Sales	$580,914	$408,406	$430,748

Segment (Loss)/Income Before Interest and Taxes (1):
Ducommun AeroStructures	$25,798	$28,738	$28,823
Ducommun LaBarge Technologies (2)	(33,390)	13,151	570

	(7,592)	41,889	29,393
Corporate General and Administrative Expenses (2)(3)(4)	(26,535)	(15,421)	(13,111)

Operating (Loss)/Income	$(34,127)	$26,468	$16,282

Depreciation and Amortization Expenses:
Ducommun AeroStructures	$9,953	$9,666	$9,655
Ducommun LaBarge Technologies	11,445	3,880	3,770
Corporate Administration	60	51	125

Total Depreciation and Amortization Expenses	$21,458	$13,597	$13,550

Capital Expenditures:
Ducommun AeroStructures	$8,798	$5,150	$5,953
Ducommun LaBarge Technologies	5,454	1,904	1,724
Corporate Administration	284	52	12

Total Capital Expenditures	$14,536	$7,106	$7,689

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $54.3 million of goodwill impairment expense in the twelve months ended December 31, 2011.
(3)	Includes approximately $12.4 million of merger-related transaction expenses in 2011 and $0 in 2010 and 2009 related to the LaBarge acquisition.
(4)	Certain expenses, previously incurred at the operating segments, are now included in the corporate general and administrative expenses as a result of the Company’s organizational changes.

LaBarge operating results for the period June 29, 2011 through October 1, 2011 have been included in the Company’s financials since the date of the acquisition.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

December 31,	2011	2010
(In thousands)
Total Assets:
Ducommun AeroStructures	$240,950	$232,938
Ducommun LaBarge Technologies	495,247	93,505
Corporate Administration	71,890	19,009

Total Assets	$808,087	$345,452

Goodwill and Intangibles
Ducommun AeroStructures	$70,314	$72,157
Ducommun LaBarge Technologies	281,385	50,277

Total Goodwill and Intangibles	$351,699	$122,434

Supplementary Quarterly Financial Data (Unaudited)

	2011				2010
Three Months Ended	Dec 31	Oct 1	Jul 2	Apr 2	Dec 31	Oct 2	Jul 3	Apr 3
(in thousands, except per share amounts)
Sales and Earnings
Net Sales	$188,238	$185,080	$108,043	$99,553	$101,770	$99,443	$102,937	$104,256

Gross Profit	32,338	34,186	21,004	18,408	18,549	19,937	22,343	19,318

(Loss)/Income Before Taxes	(53,576)	1,376	(4,124)	3,999	4,241	5,688	8,431	6,303
(Loss)/Income Tax Expense	5,082	(415)	1,151	(1,076)	(82)	85	(2,778)	(2,080)

Net (Loss)/Income	$(48,494)	$961	$(2,973)	$2,923	$4,159	$5,773	$5,653	$4,223

Earnings Per Share:
Basic (loss)/earnings per share	$(4.60)	$0.09	$(0.28)	$0.28	$0.40	$0.55	$0.54	$0.40
Diluted (loss)/earnings per share	$(4.60)	$0.09	$(0.28)	$0.27	$0.39	$0.55	$0.53	$0.40

In the fourth quarter of 2011, the Company’s gross profit was unfavorably impacted by the write-off of inventory step-up and transaction expense related to the LaBarge acquisition of $3,156,000, or 1.7 percentage points.

In the fourth quarter of 2011, the Company recorded a non-cash charge of $54,273,000 for the impairment of goodwill, related to the DLT segment.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
FOR THE YEAR ENDED DECEMBER 31, 2011
Allowance for Doubtful Accounts	$415,000	$126,000	$76,000	(a)	$129,000	$488,000
Valuation Allowance on Deferred Tax Assets	$1,323,000	$685,000				$2,008,000

FOR THE YEAR ENDED DECEMBER 31, 2010
Allowance for Doubtful Accounts	$570,000	$345,000			$500,000	$415,000
Valuation Allowance on Deferred Tax Assets	$700,000	$623,000				$1,323,000

FOR THE YEAR ENDED DECEMBER 31, 2009
Allowance for Doubtful Accounts	$1,694,000	$378,000			$1,502,000	$570,000
Valuation Allowance on Deferred Tax Assets	$366,000	$334,000				$700,000

(a)	Related to acquisitions.

(b)	Exhibits

2.1	Agreement and Plan of Merger, dated as of April 3, 2011, among Ducommun Incorporated, DLBMS, Inc. and LaBarge, Inc. Incorporated by reference to Exhibit 2.1 of Ducommun’s Current Report on Form 8-K filed with the SEC on April 5, 2011.

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 29, 1990. Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 1990.

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 27, 1998. Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 1998.

3.3	Bylaws as amended and restated on November 3, 2011. Incorporated by reference to Exhibit 99.1 to Form 8-K November 7, 2011.

4.1	Indenture, dated June 28, 2011, between Ducommun Incorporated, certain of its subsidiaries and Wilmington Trust FSB, as trustee. Incorporated by reference on Exhibit 4.1 of Ducommun’s Current Report on Form 8-K filed with the SEC on July 1, 2011.

4.2	Registration Rights Agreement, dated June 28, 2011, between Ducommun Incorporated, certain of its subsidiaries, UBS Securities LLC and Credit Suisse Securities (USA) LLC. Incorporated by reference to Exhibit 4.2 of Ducommun’s Current Report on Form 8-K filed with the SEC on July 1, 2011.

10.1	Commitment Letter to Ducommun Incorporated, dated April 3, 2011 from UBS Loan Finance LLC and UBS Securities LLC, Credit Suisse Securities (USA) LLC and Credit Suisse AG. Incorporated by reference to Exhibit 10.1 of Ducommun’s Current Report on Form 8-K filed with the SEC on April 5, 2011.

10.2	Credit Agreement, dated as of June 28, 2011, among Ducommun Incorporated, certain of its subsidiaries, UBS Securities LLC and Credit Suisse Securities (USA) LLC as joint lead arrangers, UBS AG, Stamford Branch as issuing bank, administrative agent and collateral agent, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 of Ducommun’s Current Report on Form 8-K filed with the SEC on July 1, 2011.

* 10.3	2007 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 29, 2010.

* 10.4	Form of Nonqualified Stock Option Agreement, for grants to employees between January 1, 1999 and June 30, 2003, under the 2001 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999.

* 10.5	Form of Nonqualified Stock Option Agreement, for nonemployee directors under the 2007 Stock Incentive Plan and the 2001 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

* 10.6	Form of Memorandum Amendment to Existing Stock Option Agreements dated August 25, 2003. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2003.

* 10.7	Form of Performance Stock Unit Agreement for 2008. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 6, 2007.

* 10.8	Form of Performance Stock Unit Agreement for 2009 and 2010. Incorporated by reference to Exhibit 99.2 to Form 8-K dated February 5, 2009.

* 10.9	Form of Performance Stock Unit Agreement for 2011. Incorporated by reference to Exhibit 10.9 to Form 10-K for year ended December 31, 2010.

* 10.10	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 8, 2007.

* 10.11	Form of Directors’ Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.

* 10.12	Form of Key Executive Severance Agreement entered with six current executive officers of Ducommun. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2008. All of the Key Executive Severance Agreements are identical except for the name of the executive officer, the address for notice, and the date of the Agreement:

Executive Officer	Date of Agreement
Joseph P. Bellino	November 5, 2009
Joseph C. Berenato	December 31, 2007
James S. Heiser	December 31, 2007
Anthony J. Reardon	December 31, 2007
Rose F. Rogers	November 5, 2009
Samuel D. Williams	December 31, 2007

* 10.13	Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Kathryn M. Andrus	January 30, 2008
Joseph C. Berenato	November 4, 1991
Joseph P. Bellino	September 15, 2008
Eugene P. Conese, Jr.	January 26, 2000
Ralph D. Crosby, Jr.	January 26, 2000
Robert C. Ducommun	December 31, 1985
Dean W. Flatt	November 5, 2009
Jay L. Haberland	February 2, 2009
James S. Heiser	May 6, 1987
Robert D. Paulson	March 25, 2003
Michael G. Pollack	January 4, 2010
Anthony J. Reardon	January 8, 2008
Rosalie F. Rogers	July 24, 2008
Samuel D. Williams	November 11, 1988

* 10.14	Ducommun Incorporated 2012 Bonus Plan. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 14, 2012 .

* 10.15	Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.

* 10.16	Employment Letter Agreement dated September 5, 2008 between Ducommun Incorporated and Joseph P. Bellino. Incorporated by reference to Exhibit 99.1 to Form 8-K dated September 18, 2008.

10.17	Stock Purchase Agreement Dated December 22, 2008, By and Among DynaBil Acquisition, Inc., Each of the Stockholders of DynaBil Acquisition, Inc., as Sellers, Ducommun AeroStructures, Inc., as Purchaser, and Ducommun Incorporated, as Guarantor. Incorporated by reference to Exhibit 1.1 to Form 8-K dated December 23, 2008.

11	Reconciliation of the Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations

21	Subsidiaries of registrant

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates an executive compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCOMMUN INCORPORATED

Date: March 5, 2012	By:	/s/ Joseph P. Bellino
Joseph P. Bellino
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2012	By:	/s/ Anthony J. Reardon
Anthony J. Reardon
President, Chief Executive Officer and
Chief Operating Officer
(Principal Executive Officer)

Date: March 5, 2012	By:	/s/ Joseph P. Bellino
Joseph P. Bellino
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 5, 2012	By:	/s/ Samuel D. Williams
Samuel D. Williams
Vice President and Controller (Principal Accounting Officer)

DIRECTORS

By:	/s/ Joseph C. Berenato	Date:	March 5, 2012
Joseph C. Berenato

By:	/s/ Eugene P. Conese, Jr.	Date:	March 5, 2012
Eugene P. Conese, Jr.

By:	/s/ Ralph D. Crosby, Jr.	Date:	March 5, 2012
Ralph D. Crosby, Jr.

By:	/s/ Robert C. Ducommun	Date:	March 5, 2012
Robert C. Ducommun

By:	/s/ Dean M. Flatt	Date:	March 5, 2012
Dean M. Flatt

By:	/s/ Jay L. Haberland	Date:	March 5, 2012
Jay L. Haberland

By:	/s/ Robert D. Paulson	Date:	March 5, 2012
Robert D. Paulson

By:	/s/ Anthony J. Reardon	Date:	March 5, 2012
Anthony J. Reardon