Form 10-Q
period 2012-03-31
DUCOMMUN INC /DE/
filed 2012-05-07
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-8174

DUCOMMUN INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	95-0693330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 31, 2012, there were outstanding 10,558,803 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$31,212	$41,449
Accounts receivable	94,723	96,174
Unbilled receivables	3,313	3,286
Inventories	157,292	154,503
Production cost of contracts	19,988	18,711
Deferred income taxes	12,286	12,020
Other current assets	10,913	14,648

Total Current Assets	329,727	340,791
Property and Equipment, Net	99,524	98,477
Goodwill	163,845	163,845
Intangibles	184,979	187,854
Other Assets	16,369	17,120

	$794,444	$808,087

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$1,950	$1,960
Accounts payable	57,155	60,675
Accrued liabilities	42,056	53,823

Total Current Liabilities	101,161	116,458
Long-Term Debt, Less Current Portion	389,795	390,280
Deferred Income Taxes	71,465	72,043
Other Long-Term Liabilities	24,709	25,022

Total Liabilities	587,130	603,803

Commitments and Contingencies
Shareholders’ Equity:
Common stock	107	107
Treasury stock	(1,924)	(1,924)
Additional paid-in capital	65,018	64,378
Retained earnings	151,438	149,048
Accumulated other comprehensive loss	(7,325)	(7,325)

Total Shareholders’ Equity	207,314	204,284

	$794,444	$808,087

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,	April 2,
	2012	2011
Sales and Service Revenues:
Product sales	$177,502	$91,333
Service revenues	6,841	8,220

Net Sales	184,343	99,553

Operating Costs and Expenses:
Cost of product sales	144,403	74,839
Cost of service revenues	5,469	6,306
Selling, general and administrative expenses	22,612	14,149

Total Operating Costs and Expenses	172,484	95,294

Operating Income	11,859	4,259
Interest Expense	(8,239)	(260)

Income Before Taxes	3,620	3,999
Income Tax Expense	(1,230)	(1,076)

Net Income	$2,390	$2,923

Earnings Per Share:
Basic earnings per share	$0.23	$0.28
Diluted earnings per share	$0.23	$0.27
Weighted Average Number of Common Shares Outstanding:
Basic	10,546	10,526
Diluted	10,574	10,634

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,	April 2,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$2,390	$2,923
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities:
Depreciation and amortization	6,804	3,411
Stock-based compensation expense	566	609
Deferred income tax benefit	(844)	(799)
Income tax benefit from stock-based compensation	114	229
Recovery of doubtful accounts	(36)	(92)
Other - decrease/(increase), net	408	(277)
Changes in Assets and Liabilities:
Accounts receivable - decrease/(increase)	1,487	(8,897)
Unbilled receivables - (increase)	(27)	(1,227)
Inventories - (increase)	(2,789)	(8,518)
Production cost of contracts - (increase)	(1,340)	(1,377)
Other - decrease/(increase), net	3,913	(1,435)
Accounts payable - (decrease)	(3,520)	(4,865)
Accrued and other liabilities - (decrease)	(11,919)	(5,012)

Net Cash Used in Operating Activities	(4,793)	(25,327)

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,917)	(1,509)
Acquisition of business, net of cash acquired	—	(400)
Proceeds from the sale of assets	3	337

Net Cash Used in Investing Activities	(4,914)	(1,572)

Cash Flows from Financing Activities:
Repayments of debt	(491)	—
Borrowings of senior notes and term loan	—	18,490
Cash dividends paid	—	(790)
Net cash effect of exercise related to stock options	(39)	—

Net Cash (Used in)/Provided by Financing Activities	(530)	17,700

Net Decrease in Cash and Cash Equivalents	(10,237)	(9,199)
Cash and Cash Equivalents - Beginning of Period	41,449	10,268

Cash and Cash Equivalents - End of Period	$31,212	$1,069

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of March 31, 2012, the consolidated statements of operations are unaudited for the three months ended March 31, 2012 and April 2, 2011 and the consolidated statements of cash flows are unaudited for the three months ended March 31, 2012 and April 2, 2011. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

There have been no changes in the Company’s significant accounting policies during the three months ended March 31, 2012. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2011.

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

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	Three Months Ended
	March 31,	April 2,
	2012	2011
Basic weighted average shares outstanding	10,546,000	10,526,000
Dilutive potential common shares	28,000	110,000

Diluted weighted average shares outstanding	10,574,000	10,636,000

The numerator used to compute diluted earnings per share is as follows:

	Three Months Ended
	March 31,	April 2,
	2012	2011
Net earnings (total numerator)	$2,390,000	$2,923,000

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	Three Months Ended
	March 31,	April 2,
	2012	2011
Stock options and stock units	1,116,000	398,000

Accumulated Other Comprehensive Loss

Certain items such as pension liability adjustments are presented as a separate component of shareholders’ equity. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of cumulative pension and retirement liability adjustments of $7,325,000, net of tax, at March 31, 2012 and December 31, 2011, respectively.

Inventory Adjustment

During the first quarter of 2012 the Company determined that approximately $379,000 of engineering research and development costs had been capitalized in error in inventory in prior periods. The Company assessed the materiality of this error and concluded it was immaterial to previously reported annual and interim amounts.

Recent Accounting Pronouncements

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations. There was no other comprehensive income or loss reported as of March 31, 2012.

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate any material impact on our financial statements upon adoption.

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

The following table presents unaudited pro forma consolidated operating results for the Company for the three months ended March 31, 2012 and April 2, 2011, as if the LaBarge acquisition had occurred as of January 1, 2010.

	(In thousands, except per share data)
	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales	$184,343	$182,767
Net income/(loss)	2,390	2,103
Basic earnings/(loss) per share	0.23	0.20
Diluted earnings/(loss) per share	0.23	0.20

The consolidated financial statements reflect initial estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for LaBarge. The principal estimates of fair value have been determined using expected net present value techniques utilizing a 14% discount rate. Customer relationships are valued assuming an annual attrition rate of 6.5%. There were no changes in the initial estimates of the fair value of the assets and liabilities assumed during the first quarter of 2012. We do not expect that the finalization of our initial purchase price allocation will result in any significant adjustments.

Note 3. Inventories

Inventories consist of the following:

	(In thousands)
	March 31,	December 31,
	2012	2011
Raw materials and supplies	$71,074	$72,067
Work in process	83,643	79,982
Finished goods	12,714	13,433

	167,431	165,482
Less progress payments	10,139	10,979

Total	$157,292	$154,503

Note 4. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	March 31,	December 31,
	2012	2011
Senior Unsecured Notes	$200,000	$200,000
Senior Secured Term Loan	188,575	189,050
Notes and Other Liabilities for Acquisitions	3,170	3,190

Total Debt	391,745	392,240
Less Current Portion	1,950	1,960

Total Long-Term Debt	$389,795	$390,280

At March 31, 2012, the Company had $58,425,000 of unused revolving lines of credit, after deducting $1,575,000 for outstanding standby letters of credit. The Company had no outstanding revolver loans and was in compliance with all covenants at March 31, 2012.

The weighted average interest rate on borrowings outstanding was 7.67% at March 31, 2012, compared to 3.55% at April 2, 2011. The carrying amount of long-term debt approximates fair value, which was estimated using Level 2 inputs, including the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

In connection with the acquisition of LaBarge on June 28, 2011, the Company borrowed $190,000,000 under a senior secured term loan and entered into a senior secured revolving credit facility of $60,000,000. Both the term loan and the credit facility provide the option of choosing the LIBOR rate (with a Libor rate floor of 1.25%) plus 4.25%, or the Alternate Base Rate (with an Alternate Base Rate floor of 2.25%) plus 3.25%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. The term loan requires quarterly principal payments of $475,000 beginning on September 30, 2011 and mandatory prepayment of certain amounts of excess cash flow on an annual basis beginning 2012. Principal payments of $475,000 were paid in September and December 2011, and March 2012. The revolving credit facility matures on June 28, 2016 and the term loan matures on June 30, 2017. The revolving credit facility and term loan contain minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and maximum leverage ratio covenants under certain circumstances, as well as limitations on future disposition of property, capital expenditures, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness.

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

Note 5. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At March 31, 2012 and December 31, 2011, no preferred shares were issued or outstanding.

Note 6. Employee Benefit Plans

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities. The Company also has a retirement plan covering certain current and retired employees from the LaBarge acquisition (the “LaBarge Retirement Plan”). The liability for the LaBarge Retirement Plan included in accrued employee compensation and long term liabilities was $0.6 million and $5.5 million, respectively, at March 31, 2012 and December 31, 2011. These two plans above have been combined in the tables below.

The components of net periodic pension cost for the defined benefit pension plan and the LaBarge Retirement Plan are as follows:

	(In thousands)
	Three Months Ended
	March 31, 2012	April 2, 2011
Service cost	$241	$131
Interest cost	238	229
Expected return on plan assets	(265)	(279)
Amortization of actuarial loss	287	108

Net periodic post retirement benefit cost	$501	$189

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

Note 8. Income Taxes

The Company records the interest charge and the penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the three months ended March 31, 2012 and April 2, 2011, the Company recognized approximately $28,000 and $17,000, respectively, in interest related to uncertain tax positions. The Company had approximately $256,000 and $228,000 for the payment of interest and penalties accrued at March 31, 2012 and December 31, 2011, respectively.

The Company’s total amount of unrecognized tax benefits was approximately $2,348,000 and $2,194,000 at March 31, 2012 and December 31, 2011, respectively. These amounts, if recognized, would affect the annual income tax rate.

The Company’s federal income tax return for 2009, California franchise (income) tax returns for 2008 and 2009 and Texas franchise (“margin”) tax return for 2009 have been selected for examination. Management does not expect the results of this examination to have a material impact on the Company’s financial statements. Federal income tax returns after 2006, California franchise (income) tax returns after 2006 and other state income tax returns after 2006 are subject to examination.

Note 9. Contingencies

Ducommun was named as a defendant in class actions filed in April 2011 by purported stockholders of LaBarge against LaBarge, its Board of Directors and Ducommun in connection with the LaBarge acquisition. In January 2012, the Delaware Chancery Court approved the settlement of the class action which included the payment of $600,000 for plaintiffs’ attorney fees.

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action of approximately $1,509,000 at March 31, 2012. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, at the West Covina landfill the Company preliminarily estimates that the range of its future liabilities in connection with the landfill is between approximately $640,000 and $3,300,000. The Company has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $640,000 at March 31, 2012. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Financial information by reportable segment is set forth below:

	(In thousands)
	Three Months Ended
	March 31, 2012	April 2, 2011	% Change
Net Sales:
Ducommun AeroStructures	$74,287	$72,204	2.9%
Ducommun LaBarge Technologies	110,056	27,349	302.4%

Total Net Sales	$184,343	$99,553	85.2%

Segment Operating Income (1)
Ducommun AeroStructures	$6,591	$7,067
Ducommun LaBarge Technologies	8,302	2,123

	14,893	9,190
Corporate General and Administrative Expenses (2) (3)	(3,034)	(4,931)

Total Operating Income	$11,859	$4,259

Depreciation and Amortization Expenses:
Ducommun AeroStructures	$2,056	$2,557
Ducommun LaBarge Technologies	4,697	850
Corporate Administration	51	4

	$6,804	$3,411

Capital Expenditures:
Ducommun AeroStructures	$2,457	$759
Ducommun LaBarge Technologies	2,437	687
Corporate Administration	23	63

Total Capital Expenditures	$4,917	$1,509

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $0.15 million and $1.4 million of acquisition-related transaction expenses related to the LaBarge acquisition in the three months ended March 31, 2012 and April 2, 2011, respectively.
(3)	Certain expenses, previously incurred at the operating segments, are now included in the corporate general and administrative expenses as a result of the Company's organizational changes.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	March 31,	December 31,
	2012	2011
Total Assets:
Ducommun AeroStructures	$247,496	$240,950
Ducommun LaBarge Technologies	485,653	495,247
Corporate Administration	61,296	71,890

Total Assets	$794,445	$808,087

Goodwill and Intangibles:
Ducommun AeroStructures	$69,600	$70,314
Ducommun LaBarge Technologies	279,224	281,385

Total Goodwill and Intangibles	$348,824	$351,699

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

A summary of highlights for the first quarter ended March 31, 2012 includes:

•	Net sales increased 85% in 2012 versus 2011, reflecting increased sales of $84,364,000 from the LaBarge, Inc. acquisition

•	Net income was $2,390,000, or $0.23 per diluted share, for the first quarter of 2012

•	Cash used in operating activities in the first quarter of 2012 was $4,793,000, an improvement of $20,534,000 compared to the first quarter of 2011

•	Firm backlog at the end of the first quarter 2012 was approximately $647,252,000.

On June 28, 2011, the Company completed the acquisition of all the outstanding stock of LaBarge, Inc. (“LaBarge”), formerly a publicly-owned company based in St. Louis, Missouri for $325,315,000 (net of cash acquired and excluding acquisition costs). LaBarge had significant sales to customers in the aerospace, defense, natural resources, industrial, medical and other commercial markets. The Company provides its customers with sophisticated electronic, electromechanical and mechanical products through contract design and manufacturing services. The operating results for the acquisition have been included in the consolidated statements of operations since the date of the acquisition.

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

For the three months ended March 31, 2012, we generated sales of $184,343,000 and recorded a net income of $2,390,000. EBITDA and Adjusted EBITDA for the three months ended March 31, 2012 were $18,657,000 and $19,024,000, respectively. See below for certain information regarding EBITDA and Adjusted EBITDA, including reconciliations of EBITDA and Adjusted EBITDA to net income. We view EBITDA and Adjusted EBITDA as important operating performance measures that serve as a basis for measuring business segment operating performance. We use EBITDA and Adjusted EBITDA internally as complementary financial measures to evaluate the performance of our businesses and, when viewed with our GAAP financial results and accompanying reconciliations, we believe they provide additional useful information to gain an understanding of the factors and trends affecting our businesses. We have expanded our operations significantly through the recent LaBarge acquisition. As a result, our operating income has included significant charges for amortization and merger-related transaction and change-in-control compensation expenses. EBITDA and Adjusted EBITDA exclude these charges and provide meaningful information about the operating performance of our businesses apart from the amortization and merger-related transactions and change-in-control compensation expenses, as well as interest and tax expenses.

Non-GAAP Financial Measures

To supplement financial information presented in accordance with GAAP, we use additional measures to clarify and enhance the understanding of our respective past performance and future prospects such as EBITDA and Adjusted EBITDA and the related financial ratios. We define these measures, explain how they are calculated and provide reconciliations of these measures to the most comparable GAAP measure in the tables below. EBITDA, Adjusted EBITDA and the related financial ratios, as presented in this Form 10-Q, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as measures of our liquidity. We present EBITDA, Adjusted EBITDA and the related financial ratios, as applicable, because we believe that measures such as these provide useful information with respect to our ability to meet our future debt service, capital expenditures, working capital requirements and overall operating performance. In addition, we utilize EBITDA and Adjusted EBITDA when interpreting operating trends and results of operations of our respective businesses. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.

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

•	Help investors to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating performance, and

•	Are used by our management team for various other purposes in presentations to our Board of Directors as a basis for strategic planning and forecasting.

The following financial items have been added back to our net income when calculating EBITDA and Adjusted EBITDA:

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations

•	Acquisition–related expenses, including change in control compensation, may be useful to investors for determining current cash flow

•	Interest expense may be useful to investors for determining current cash flow

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA. Adjusted EBITDA for the first quarter of 2012 increased to $19,030,000, or 10.3% of sales compared with $9,070,000, or 9.1% of sales, for the comparable period last year.

	(In thousands)
	Three Months Ended
	March 31, 2012	April 2, 2011
Net income	$2,390	$2,923
Depreciation & amortization (1)	6,804	3,411
Interest expense, net (2)	8,239	260
Income tax provision	1,230	1,076

EBITDA	$18,663	$7,670

Acquisition-related transaction expenses (3)	151	1,400
Acquisition-related change-in-control compensation expenses (4)	216	—

	367	1,400

Adjusted EBITDA	$19,030	$9,070

(1)	Includes amortization of intangibles and additional depreciation expense related to the LaBarge acquisition and prior acquisitions.
(2)	Includes deferred financing costs in connection with the LaBarge acquisition.
(3)	Includes investment banking, accounting, legal, tax and valuation expenses as a direct result of the LaBarge acquisition.
(4)	Acquisition-related transaction cost resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge acquisition.

Critical Accounting Policies

There have been no changes in the Company’s significant accounting policies during the three months ended March 31, 2012. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2011.

Results of Operations

First Quarter of 2012 Compared to First Quarter of 2011

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share in 2012 and 2011, respectively, were as follows:

	(in thousands)
	First Quarter
	March 31, 2012	April 2, 2011
Sales	$184,343	$99,553
Gross Profit % of Sales	18.7%	18.5%
SG&A Expense % of Sales	12.3%	14.2%
Effective Tax Rate	34.0%	26.9%
Diluted Earnings Per Share	$0.23	$0.27

The Company’s net sales by end use segment during the first quarters 2012 and 2011, respectively, were approximately as follows:

Net Sales by Market

		(in thousands)
		First Quarter
Sales		March 31,	April 2,	% sales
Consolidated Ducommun	Change	2012	2011	2012	2011
Military and Space	$33,169	$87,469	$54,300	47.4%	54.5%
Commercial Aerospace	6,010	51,263	45,253	27.8	45.5
Natural Resources	19,206	19,206	—	10.4	—
Industrial	16,654	16,654	—	9.0	—
Medical & Other	9,751	9,751	—	5.3	—

Total	$84,790	$184,343	$99,553	100.0%	100.0%

		(in thousands)
		First Quarter
Sales		March 31,	April 2,	% Sales
Ducommun AeroStructures	Change	2012	2011	2012	2011
Military & Space	$6	$32,793	$32,787	44.1%	45.4%
Commercial Aerospace	2,077	41,494	39,417	55.9	54.6
Natural Resources	—	—	—	—	—
Industrial	—	—	—	—	—
Medical & Other	—	—	—	—	—

Total	$2,083	$74,287	$72,204	100.0%	100.0%

		(in thousands)
		First Quarter
Sales		March 31,	April 2,	% Sales
Ducommun LaBarge Technologies	Change	2012	2011	2012	2011
Military & Space	$33,163	$54,676	$21,513	49.7%	78.7%
Commercial Aerospace	3,933	9,769	5,836	8.9	21.3
Natural Resources	19,206	19,206	—	17.5	—
Industrial	16,654	16,654	—	15.1	—
Medical & Other	9,751	9,751	—	8.9	—

Total	$82,707	$110,056	$27,349	100.0%	100.0%

The Company had substantial sales to Boeing, Raytheon, Schlumberger, Owens-Illinois, and Spirit AeroSystems. During the first quarters 2012 and 2011, sales to these customers were as follows:

Net Sales to Top Customers

	(in thousands)
	First Quarter
Sales	March 31, 2012	April 2, 2011
Boeing	$27,691	$24,234
Raytheon	11,867	7,375
Schlumberger	10,930	—
Owens-Illinois	10,207	—
Spirit AeroSystems	9,613	—

Total	$70,308	$31,609

(in thousands)
First Quarter
Receivables	March 31, 2012
Boeing	$9,671
Owens-Illinois	8,438
Spirit AeroSystems	6,310
Raytheon	5,140

Total	$29,559

The sales and receivables relating to Boeing, Owens-Illinois, Spirit AeroSystems and Raytheon are diversified over a number of different military and space, commercial, aerospace, natural resources, industrial medical and other programs.

Sales for 2012 increased 85% to $184,343,000 as compared to $99,553,000 for the same period ended 2011, primarily reflecting sales of $84,364,000 from the LaBarge acquisition.

Cost of Sales and Gross Profit

	(dollars in thousands)
	First Quarter
	March 31, 2012	April 2, 2011
Cost of Sales	$149,872	$81,145
Percent of Net Sales	81.3%	81.5%
Gross Profit	$34,471	$18,408
Gross Profit % of Sales	18.7%	18.5%

Gross profit margins vary considerably by contract. The increase in both gross profit dollars and margins in 2012 was primarily due to the increase in gross profit from the LaBarge acquisition, partially offset by lower gross profit dollars and margins from engineering services and DAS, primarily due to a high proportion of sales of lower margin products.

Selling, General and Administrative Expenses

	(dollars in thousands)
	First Quarter
	March 31, 2012	April 2, 2011
Selling, General and Administrative Expenses	$22,612	$14,149
% of Net Sales	12.3%	14.2%

The SG&A expenses increased primarily due to SG&A expenses from the newly acquired LaBarge organization of $9,667,000 (including $1,949,000 for amortization of intangibles), partially offset by lower acquisition-related transaction expense from the LaBarge acquisition and integration cost synergies realized in the first quarter of 2012. The SG&A expense also increased due to a $379,000 charge for engineering research and development costs that were capitalized in error in inventory in prior periods. The Company assessed the materiality of this error and concluded it was immaterial to previously reported annual and interim amounts.

Interest Expense

	(dollars in thousands)
	First Quarter
	March 31, 2012	April 2, 2011
Interest Expenses	$8,239	$260
% of Net Sales	4.4%	0.3%

The increase in interest expense was due to higher levels of debt and associated interest rates related to the LaBarge acquisition.

Income Tax Expenses

	(dollars in thousands)
	First Quarter
	March 31, 2012	April 2, 2011
Income Taxes	$1,230	$1,076
Effective Tax Rate	34.0%	26.9%

The increase in income tax expense in 2012 was due to a higher effective tax rate. The Company had an effective tax rate of 34.0% in the first quarter 2012, compared to an effective tax rate of 26.9% in the first quarter 2011. The Company’s effective tax rate for the first quarter of 2012 reflected no current year federal research and development tax benefits and the effective tax rate for 2011 included federal research and development tax benefits.

The Company had net income of $2,390,000, or $0.23 per fully diluted share, for three months ended March 31, 2012, compared to net income of $2,923,000, or $0.27 per fully diluted share, for the three months ended April 2, 2011.

Business Segment Performance

We report our financial performance based on the following two reportable segments: Ducommun AeroStructures (“DAS”) and Ducommun LaBarge Technologies (“DLT”). The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. Ducommun AeroStructures (“DAS”) engineers and manufactures aerospace structural components and subassemblies.

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

DUCOMMUN INCORPORATED AND SUBSIDIARIES

BUSINESS SEGMENT PERFORMANCE

(In thousands)

(Unaudited)

	Three Months
	March 31,	April 2,
	2012	2011	Change
Net Sales:
Ducommun AeroStructures	$74,287	$72,204	2.9%
Ducommun LaBarge Technologies	110,056	27,349	302.4%

Total Net Sales	$184,343	$99,553	85.2%

Segment Operating Income (1)
Ducommun AeroStructures	$6,591	$7,067
Ducommun LaBarge Technologies (5)	8,302	2,123

	14,893	9,190
Corporate General and Administrative Expenses (3)(5)	(3,034)	(4,931)

Total Operating Income	$11,859	$4,259

EBITDA (1)
Ducommun AeroStructures
Operating Income	$6,591	$7,067
Depreciation and Amortization	2,056	2,557

	8,647	9,624
Ducommun LaBarge Technologies
Operating Income	8,302	2,123
Depreciation and Amortization	4,697	850

	12,999	2,973
Corporate General and Administrative Expenses (2)(3)
Operating Loss	(3,034)	(4,931)
Depreciation and Amortization	51	4

	(2,983)	(4,927)

EBITDA	$18,663	$7,670

Adjusted EBITDA
Acquisition-related transaction expenses (3)(4)	$151	$1,400
Acquisitioin-related change-in-control compensation expenses (5)	216	—

	367	1,400

Adjusted EBITDA	$19,030	$9,070

Capital Expenditures:
Ducommun AeroStructures	$2,457	$759
Ducommun LaBarge Technologies	2,437	687
Corporate Administration	23	63

Total Capital Expenditures	$4,917	$1,509

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $0.15 million and $1.4 million of acquisition-related transaction expenses related to the LaBarge acquisition in the three months ended March 31, 2012 and April 2, 2011, respectively.
(3)	Certain expenses, previously incurred by the operating units, are now included in the corporate general and administrative expense as a result of the Company's organizational changes.
(4)	Includes investment banking, accounting, legal, tax and valuation expenses as a direct result of the LaBarge acquisition.
(5)	Includes approximately $0.22 million of acquisition-related transaction costs resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge acquisition in the three months ended March 31, 2012.

Ducommun AeroStructures: DAS segment net sales increased by 2.9% to $74,287,000 for the three months ended March 31, 2012. The increase in sales was primarily due to increased shipments of commercial aerospace products.

Ducommun LaBarge Technologies: DLT segment net sales increased by 302.4% to $110,056,000 for the three months ended March 31, 2012. Net sales increased primarily due to $84,365,000 in sales from the LaBarge acquisition, partially offset by lower revenues for engineering services and the legacy Ducommun DTI manufacturing business.

DAS segment operating income and EBITDA were down in the three months of 2012 compared to the three months of 2011. Operating income for 2012 first quarter was $6,591,000, or 8.9% of sales compared to $7,067,000, or 9.8% of sales in the comparable period in 2011. Operating income was lower in the 2012 period primarily due to a higher proportion of sales of lower margin products. Adjusted EBITDA was $8,647,000, or 11.6% of sales, compared with Adjusted EBITDA of $9,624,000, or 13.3% of sales for the prior year period.

DLT segment operating income and EBITDA were up in the three months of 2012 compared to the three months of 2011. Operating income for 2012 first quarter was $8,302,000, or 7.5% of sales, compared to operating income of $2,123,000, or 7.8% of sales in the comparable period in 2011. Operating income was higher in the 2012 period primarily due to $7,209,000 of operating income from the LaBarge acquisition, partially offset by lower operating income for engineering services and the legacy Ducommun DTI manufacturing business. Adjusted EBITDA was $13,215,000, or 12.0% of sales, compared with Adjusted EBITDA of $2,973,000, or 10.9% of sales in the first quarter of 2011.

Corporate General and Administrative Expenses (“CG&A”) were down in the three months of 2012 compared to the three months of 2011. CG&A expenses for the first quarter 2012 were $3,034,000, or 1.6% of sales, as compared to $4,931,000, or 5.0% of sales, in the 2011 first quarter. CG&A was lower in the first quarter of 2012 primarily due to the reduction in acquisition-related transaction expense from the LaBarge acquisition and integration cost synergies realized.

Backlog

Backlog is subject to delivery delays or program cancellations, which are beyond our control. As of March 31, 2012, firm backlog was $647,252,000, compared to $636,358,000 at December 31, 2011. The increase in backlog is mainly due to higher backlog for Boeing commercial aircraft and commercial helicopter programs. Approximately $365,000,000 of total backlog is expected to be delivered during 2012. Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than sales.

Backlog at March 31, 2012 was broken down as follows:

	(in thousands)
		March 31,	December 31,
Ducommun Incorporated	Change	2012	2011
Military and Space	$(1,799)	$352,710	$354,509
Commercial Aerospace	17,457	209,674	192,217
Natural Resources	(8,178)	31,271	39,449
Industrial	(1,715)	24,675	26,390
Medical & Other	5,129	28,922	23,793

Total	$10,894	$647,252	$636,358

	(in thousands)
		March 31,	December 31,
Ducommun AeroStructures	Change	2012	2011
Military and Space	$(7,069)	$134,685	$141,754
Commercial Aerospace	16,253	187,286	171,033
Natural Resources	—	—	—
Industrial	—	—	—
Medical & Other	—	—	—

Total	$9,184	$321,971	$312,787

	(in thousands)
		March 31,	December 31,
Ducommun LaBarge Technologies	Change	2012	2011
Military and Space	$5,270	$218,025	$212,755
Commercial Aerospace	1,204	22,388	21,184
Natural Resources	(8,178)	31,271	39,449
Industrial	(1,715)	24,675	26,390
Medical & Other	5,129	28,922	23,793

Total	$1,710	$325,281	$323,571

Financial Condition

Cash Flow Summary

Net cash used in operating activities for the first quarters 2012 and 2011was $4,793,000 and $25,327,000, respectively. The $20,534,000 improvement reflects better working capital management and improved operating efficiency. Net cash used in operating activities during the first quarter of 2012 was impacted by lower net income, an increase in inventory, primarily related to work-in-process for production jobs, payments of accounts payable, and payments in 2012 for expenses recorded in accrued liabilities in 2011, partially offset by a decrease in accounts receivables.

Net cash used in investing activities for the first three months of 2012 was $4,914,000. This consisted of $4,917,000 of capital expenditures and proceeds of $3,000 from the sale of assets.

Net cash used in financing activities for the first three months of 2012 of $530,000 included $491,000 of repayment of senior notes, term loan and revolver debt and $39,000 net cash effect related to the exercise of stock options.

Liquidity and Capital Resources

At March 31, 2012, the Company had $58,425,000 of unused revolving lines of credit, after deducting $1,575,000 for outstanding standby letters of credit. The Company had no outstanding revolver loans and was in compliance with all covenants at March 31, 2012. The weighted average interest rate on borrowings outstanding was 7.67% at March 31, 2012, compared to 3.55% at April 2, 2011. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

In connection with the acquisition of LaBarge on June 28, 2011, the Company borrowed $190,000,000 under a senior secured term loan and entered into a senior secured revolving credit facility of $60,000,000. Both the term loan and the credit facility provide the option of choosing the LIBOR rate (with a Libor rate floor of 1.25%) plus 4.25%, or the Alternate Base Rate (with an Alternate Base Rate floor of 2.25%) plus 3.25%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. The term loan requires quarterly principal payments of $475,000 beginning on September 30, 2011 and mandatory prepayment of certain amounts of excess cash flow on an annual basis beginning 2012. Principal payments of $475,000 were paid in September and December 2011, and March 2012. The revolving credit facility matures on June 28, 2016 and the term loan matures on June 30, 2017. The revolving credit facility and term loan contain minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and maximum leverage ratio covenants under certain circumstances, as well as limitations on future disposition of property, capital expenditures, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness.

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

The Company expects to spend a total of approximately $19,000,000 for capital expenditures in 2012. The increase in capital expenditures in 2012 from 2011 is principally to support new contract awards at DAS and DLT, including offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company will continue to make prudent acquisitions and capital expenditures for manufacturing equipment and facilities to support long-term contracts for commercial and military aircraft programs, defense, medical, natural resources, industrial and other commercial markets. As part of the Company’s strategic direction in moving to a Tier 2 supplier additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.

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

As of March 31, 2012, the Company expects to make the following payments on its contractual obligations (in thousands):

		Payments Due by Period
		Remainder	2013-	2015-	After
Contractual Obligations	Total	of 2012	2014	2016	2016
Long-term debt	$391,745	$1,470	$6,877	$3,848	$379,550
Operating leases	18,927	5,569	8,555	3,271	1,532
Pension liability	15,117	1,099	2,819	3,032	8,167
Liabilities related to uncertain tax position	2,604	427	1,359	818	—
Future interest on notes payable and long-term debt	180,130	17,660	59,554	58,985	43,931

Total	$608,523	$26,225	$79,164	$69,954	$433,180

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action of approximately $1,509,000 at December 31, 2011. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, at the West Covina landfill the Company preliminarily estimates that the range of its future liabilities in connection with the landfill is between approximately $640,000 and $3,300,000. The Company has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $640,000 at March 31, 2011. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations. There was no other comprehensive income or loss reported as of March 31, 2012.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 3 of the Company’s Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2011 for a discussion of risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company is authorized to issue five million shares of preferred stock. At March 31, 2012 and December 31, 2011, no preferred shares were issued or outstanding.

In 2011, the Company terminated its stock repurchase program.

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

Date: May 7, 2012