Form 10-Q
period 2012-06-30
DUCOMMUN INC /DE/
filed 2012-08-06
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2012, there were outstanding 10,594,765 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Item 1.   Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$37,251	$41,449
Accounts receivable	100,279	96,174
Unbilled receivables	4,302	3,286
Inventories	159,303	154,503
Production cost of contracts	19,952	18,711
Deferred income taxes	12,245	12,020
Other current assets	11,975	14,648

Total Current Assets	345,307	340,791
Property and Equipment, Net	99,443	98,477
Goodwill	161,940	163,845
Intangibles	182,103	187,854
Other Assets	15,842	17,120

	$804,635	$808,087

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$1,941	$1,960
Accounts payable	55,799	60,675
Accrued liabilities	50,914	53,823

Total Current Liabilities	108,654	116,458
Long-Term Debt, Less Current Portion	389,317	390,280
Deferred Income Taxes	68,311	72,043
Other Long-Term Liabilities	24,993	25,022

Total Liabilities	591,275	603,803

Commitments and Contingencies
Shareholders’ Equity:
Common stock	107	107
Treasury stock	(1,924)	(1,924)
Additional paid-in capital	65,557	64,378
Retained earnings	156,945	149,048
Accumulated other comprehensive loss	(7,325)	(7,325)

Total Shareholders’ Equity	213,360	204,284

	$804,635	$808,087

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	June 30, 2012	July 2, 2011
Sales and Service Revenues:
Product sales	$177,140	$100,945
Service revenues	7,565	7,098

Net Sales	184,705	108,043

Operating Costs and Expenses:
Cost of product sales	142,542	81,542
Cost of service revenues	6,212	5,497
Selling, general and administrative expenses	21,939	23,597

Total Operating Costs and Expenses	170,693	110,636

Operating Income/(Loss)	14,012	(2,593)
Interest Expense	(8,234)	(1,531)

Income/(Loss) Before Taxes	5,778	(4,124)
Income Tax (Expense)/Benefit	(271)	1,151

Net Income/(Loss)	$5,507	$(2,973)

Earnings Per Share:
Basic earnings/(loss) per share	$0.52	$(0.28)
Diluted earnings/(loss) per share	$0.52	$(0.28)
Weighted Average Number of Common Shares Outstanding:
Basic	10,582	10,536
Diluted	10,582	10,696

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
Sales and Service Revenues:
Product sales	$354,642	$192,278
Service revenues	14,406	15,318

Net Sales	369,048	207,596

Operating Costs and Expenses:
Cost of product sales	286,945	156,381
Cost of service revenues	11,681	11,803
Selling, general and administrative expenses	44,551	37,746

Total Operating Costs and Expenses	343,177	205,930

Operating Income	25,871	1,666
Interest Expense	(16,473)	(1,791)

Income/(Loss) Before Taxes	9,398	(125)
Income Tax (Expense)/Benefit	(1,501)	75

Net Income/(Loss)	$7,897	$(50)

Earnings Per Share:
Basic earnings/(loss) per share	$0.75	$—
Diluted earnings/(loss) per share	$0.75	$—
Weighted Average Number of Common Shares Outstanding:
Basic	10,565	10,531
Diluted	10,565	10,656

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash Flows from Operating Activities:
Net Income/(Loss)	$7,897	$(50)
Adjustments to Reconcile Net Income/(Loss) to Net
Cash Provided by/(Used in) Operating Activities:
Depreciation and amortization	13,807	7,017
Stock-based compensation expense	1,042	1,464
Deferred income tax benefit	(3,957)	(1,492)
Income tax benefit from stock-based compensation	324	274
Provision for doubtful accounts	69	31
Other—decrease, net	1,502	478
Changes in Assets and Liabilities:
Accounts receivable—(increase)	(4,174)	(13,090)
Unbilled receivables—(increase)/decrease	(1,016)	379
Inventories—(increase)	(4,800)	(12,109)
Production cost of contracts—(increase)/decrease	(1,522)	815
Other—decrease/(increase), net	4,710	(3,827)
Accounts payable—(decrease)/increase	(4,876)	441
Accrued and other liabilities—(decrease)	(3,293)	(3,212)

Net Cash Provided by/(Used in) Operating Activities	5,713	(22,881)

Cash Flows from Investing Activities:
Purchase of property and equipment	(8,763)	(5,803)
Acquisition of business, net of cash acquired	—	(325,715)
Proceeds from the sale of assets	11	448

Net Cash Used in Investing Activities	(8,752)	(331,070)

Cash Flows from Financing Activities:
Repayments of debt	(973)	(170)
Borrowings of senior notes and term loan	—	390,000
Cash dividends paid	—	(790)
Debt issue cost paid	—	(14,025)
Net cash effect of exercise related to stock options	(186)	18

Net Cash (Used in)/Provided by Financing Activities	(1,159)	375,033

Net (Decrease)/Increase in Cash and Cash Equivalents	(4,198)	21,082
Cash and Cash Equivalents—Beginning of Period	41,449	10,268

Cash and Cash Equivalents—End of Period	$37,251	$31,350

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of June 30, 2012, the consolidated statements of operations are unaudited for the three months and six months ended June 30, 2012 and July 2, 2011 and the consolidated statements of cash flows are unaudited for the six months ended June 30, 2012 and July 2, 2011. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2011. The results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

There have been no changes in the Company’s significant accounting policies during the six months ended June 30, 2012. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2011.

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

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Basic weighted average shares outstanding	10,582,000	10,536,000	10,565,000	10,531,000
Dilutive potential common shares	—	160,000	—	125,000

Diluted weighted average shares outstanding	10,582,000	10,696,000	10,565,000	10,656,000

The numerator used to compute diluted earnings per share is as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net earnings/(loss) (total numerator)	$5,507,000	$(2,923,000)	$7,897,000	$(50,000)

The weighted average number of shares outstanding, included in the table below, are excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Stock options and stock units	1,063,000	392,000	1,063,000	391,000

Accumulated Other Comprehensive Loss

Certain items such as pension liability adjustments are presented as a separate component of shareholders’ equity. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is comprised of cumulative pension and retirement liability adjustments of $7,325,000, net of tax, at June 30, 2012 and December 31, 2011, respectively.

Inventory Adjustment

During the first quarter of 2012 the Company determined that approximately $379,000 of engineering research and development costs had been capitalized in error in inventory in prior periods. The Company assessed the materiality of this error and concluded it was immaterial to previously reported annual and interim amounts.

Recent Accounting Pronouncements

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations. There was no other comprehensive income or loss reported during the six months ended June 30, 2012 and July 2, 2011.

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

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations during the three months and six months ended June 30, 2012.

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

The following table presents unaudited pro forma consolidated operating results for the Company for the three months and six months ended June 30, 2012 and July 2, 2011, as if the LaBarge acquisition had occurred as of January 1, 2010.

	(In thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$184,705	$188,281	$369,048	$371,048
Net income	5,507	678	7,897	2,845
Basic earnings per share	0.52	0.06	0.75	0.27
Diluted earnings per share	0.52	0.06	0.75	0.27

The consolidated financial statements reflect the fair value of the assets acquired and liabilities assumed and the related allocation of the purchase price for LaBarge. The principal estimates of fair value have been determined using expected net present value techniques utilizing a 14% discount rate. Customer relationships are valued assuming an annual attrition rate of 6.5%. The finalization of our initial purchase price allocation during the second quarter of 2012 did not result in any significant adjustments.

Note 3.   Inventories

Inventories consist of the following:

	(In thousands)
	June 30, 2012	December 31, 2011
Raw materials and supplies	$68,786	$72,067
Work in process	89,397	79,982
Finished goods	12,258	13,433

	170,441	165,482
Less progress payments	11,139	10,979

Total	$159,302	$154,503

Note 4.  Goodwill

The Company performs its annual goodwill impairment test during the fourth quarter. As of December 31, 2011, the date of the most recent annual impairment test, the Ducommun AeroStructures, Inc. (“DAS”), Ducommun Technologies, Inc. (“DTI”, now known as DLT) and Miltec reporting units had $57.2 million, $98.2 million, and $8.4 million of recorded goodwill, respectively. However, certain factors may result in the need to perform an impairment test prior to the fourth quarter, including significant underperformance of the Company’s business relative to expected operating results, significant adverse economic and industry trends, significant decline in the Company’s market capitalization for an extended period of time relative to net book value, or a decision to divest an individual business within a reporting unit. Based upon the Company’s assessment of these factors in connection with the preparation of the Company’s second quarter financial statements, given a decline in the Company’s stock price, the Company performed an interim impairment test for the DLT reporting unit using a discounted cash flow analysis and evaluated whether any adverse economic or industry trends would negatively affect the conclusions drawn from the prior period discounted cash flow analysis of DLT. The results of the Company’s interim impairment evaluation indicated that the fair value of the DLT reporting unit exceeded its carrying value by 9%. The Company in turn concluded that the DLT reporting unit’s goodwill was not impaired based on the interim impairment evaluation. A discounted cash flow analysis requires the Company to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital for comparable companies. Assumptions about sales, operating margins, and growth rates are based on the Company’s forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. These assumptions could be adversely impacted by the current uncertainty surrounding global market conditions, as well as the competitive environment in which the Company operates.

The fair values of the DAS and Miltec reporting units had exceeded their carrying values by 20% and 14%, respectively, as of the most recent annual impairment test on December 31, 2011. As the DAS and Miltec reporting units did not underperform significantly during the six months ended June 30, 2012 and no other negative qualitative factors were present, the Company determined it was not necessary to perform an interim impairment assessment for these reporting units as it does not believe that there were any events or changes in circumstances since December 31, 2011 that make it more likely than not that the fair value of those reporting units have decreased below their carrying amount. However, impairment charges could be triggered in the future if:

•	the Company’s stock price continues to decline for an extended period of time and the reporting units begin to underperform for the reasons below,

•	failure to win new business; and/or

•	increased competition resulting in pressure on operating margins and cash flow.

In evaluating the Company’s market capitalization compared to its net book value as of June 30, 2012, the Company determined the difference to be reasonable based on the decline in its stock price being a recent event, which have been mitigated by recent significant increase in its stock price, the control premium being representative of current transaction levels in the market, debt and equity to EBITDA multiples being within a reasonable range, and performance within expectations at its reporting units. The Company will perform its annual goodwill impairment test by the end of the fourth quarter.

The carrying amounts of goodwill for the years ended December 31, 2011 and December 31, 2010 are as follows:

	Ducommun AeroStructures	Ducommun LaBarge	Total Ducommun
(In thousands)
Gross Goodwill	$57,243	$186,875	$244,118
Accumulated Goodwill Impairment	—	(80,273)	(80,273)

Balance at December 31, 2011	57,243	106,602	163,845
Goodwill adjustment due to acquisition	—	(1,905)	(1,905)

Balance at June 30, 2012	$57,243	$104,697	$161,940

Note 5.   Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	June 30, 2012	December 31, 2011
Senior Unsecured Notes	$200,000	$200,000
Senior Secured Term Loan	188,100	189,050
Notes and Other Liabilities for Acquisitions	3,158	3,190

Total Debt	391,258	392,240
Less Current Portion	1,941	1,960

Total Long-Term Debt	$389,317	$390,280

At June 30, 2012, the Company had $58,425,000 of unused revolving lines of credit, after deducting $1,575,000 for outstanding standby letters of credit. The Company had no outstanding revolver loans and was in compliance with all covenants at June 30, 2012.

The weighted average interest rate on borrowings outstanding was 7.67% at June 30, 2012, compared to 7.66% at July 2, 2011. The carrying amount of long-term debt approximates fair value, which was estimated using Level 2 inputs, including the terms of the related debt, recent transactions and interest rates currently available to the Company for debt with similar terms and remaining maturities.

In connection with the acquisition of LaBarge on June 28, 2011, the Company borrowed $190,000,000 under a senior secured term loan and entered into a senior secured revolving credit facility of $60,000,000. Both the term loan and the credit facility provide the option of choosing the LIBOR rate (with a Libor rate floor of 1.25%) plus 4.25%, or the Alternate Base Rate (with an Alternate Base Rate floor of 2.25%) plus 3.25%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. The term loan requires quarterly principal payments of $475,000 beginning on September 30, 2011 and mandatory prepayment of certain amounts of excess cash flow on an annual basis beginning 2012. Principal payments of $475,000 were paid in September and December 2011, and March and June 2012. The revolving credit facility matures on June 28, 2016 and the term loan matures on June 30, 2017. The revolving credit facility and term loan contain minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and maximum leverage ratio covenants under certain circumstances, as well as limitations on future disposition of property, capital expenditures, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness.

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

Note 6.   Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At June 30, 2012 and December 31, 2011, no preferred shares were issued or outstanding.

Note 7.   Employee Benefit Plans

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities. The Company also has a retirement plan covering certain current and retired employees from the LaBarge acquisition (the “LaBarge Retirement Plan”). The liability for the LaBarge Retirement Plan included in accrued employee compensation and long term liabilities was $0.5 million and $7.6 million, at June 30, 2012 and $0.6 million and $5.5 million, at December 31, 2011. These two plans above have been combined in the tables below.

The components of net periodic pension cost for the defined benefit pension plan and the LaBarge Retirement Plan are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$241	$131	$482	$262
Interest cost	238	229	476	458
Expected return on plan assets	(265)	(279)	(530)	(557)
Amortization of actuarial loss	287	108	574	215

Net periodic post retirement benefit cost	$501	$189	$1,002	$378

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

Note 9.   Income Taxes

The Company records the interest charge and the penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the six months ended June 30, 2012 and July 2, 2011, the Company recognized approximately $65,000 and $39,000, respectively, in interest related to uncertain tax positions. The Company had approximately $293,000 and $228,000 for the payment of interest and penalties accrued at June 30, 2012 and December 31, 2011, respectively.

The Company’s total amount of unrecognized tax benefits was approximately $2,271,000 and $2,194,000 at June 30, 2012 and December 31, 2011, respectively. These amounts, if recognized, would affect the annual income tax rate.

The Company’s federal income tax return for 2009, California franchise (income) tax returns for 2008 and 2009 and Texas franchise (margin) tax returns for 2010 and 2011 have been selected for examination. Management does not expect the results of these examinations to have a material impact on the Company’s financial statements. During the three months ended June 30, 2012, the examination of the Company’s 2009 Texas franchise (margin) tax return was completed with no significant adjustments required. Federal income tax returns after 2006, California franchise (income) tax returns after 2006 and other state income tax returns after 2006 are subject to examination.

The Company had an effective tax rate of 4.7% in the second quarter 2012, compared to an effective tax benefit of 27.9% in the second quarter 2011. The Company had an effective tax rate of 16.0% for the six months ended June 30, 2012, compared to an effective tax benefit of 60.0% for the six months ended July 2, 2011. The effective tax rate in the second quarter and the first six months of 2012 benefitted from the LaBarge, Inc. acquisition which allows the Company to file a state consolidated tax return (“combined report”) in certain states. This lower tax rate reduced the Company’s tax provision by approximately $1,550,000. The Company’s effective tax rate for the second quarter and the first six months ended June 30, 2012 reflected no current year federal research and development tax benefits and the effective tax rate second quarter and the first six months of 2011 included federal research and development tax benefits. The income tax benefit in 2011 was due to a loss before taxes, primarily related to costs associated with the LaBarge acquisition.

Note  10.   Contingencies

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action of approximately $1,509,000 at June 30, 2012. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California

environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, at the West Covina landfill the Company preliminarily estimates that the range of its future liabilities in connection with the landfill is between approximately $611,000 and $3,300,000. The Company has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $611,000 at June 30, 2012. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Financial information by reportable segment is set forth below:

	(In thousands)
	Three Months Ended			Six Months Ended
	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change
Net Sales:
Ducommun AeroStructures	$76,890	$76,575	0.4%	$151,177	$148,779	1.6%
Ducommun LaBarge Technologies	107,815	31,468	242.6%	217,871	58,817	270.4%

Total Net Sales	$184,705	$108,043	71.0%	$369,048	$207,596	77.8%

Segment Operating Income (1)
Ducommun AeroStructures	$7,574	$8,844		$14,165	$15,911
Ducommun LaBarge Technologies	10,486	2,721		18,788	4,844

	18,060	11,565		32,953	20,755
Corporate General and Administrative Expenses (2) (3)	(4,048)	(14,158)		(7,082)	(19,089)

Total Operating Income	$14,012	$(2,593)		$25,871	$1,666

Depreciation and Amortization Expenses:
Ducommun AeroStructures	$2,241	$2,472		$4,297	$5,029
Ducommun LaBarge Technologies	4,732	1,130		9,429	1,980
Corporate Administration	30	4		80	8

	$7,003	$3,606		$13,806	$7,017

Capital Expenditures:
Ducommun AeroStructures	$1,829	$3,376		$4,281	$4,134
Ducommun LaBarge Technologies	2,012	788		4,444	1,475
Corporate Administration	5	131		38	194

Total Capital Expenditures	$3,846	$4,295		$8,763	$5,803

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $0.1 million and $10.1 million of acquisition-related transaction expenses related to the LaBarge acquisition in the three months and $0.3 million and $11.5 million in the six months ended June 30, 2012 and July 2, 2011, respectively.
(3)	Certain expenses, previously incurred at the operating segments, are now included in the corporate general and administrative expenses as a result of the Company’s organizational changes.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	June 30, 2012	December 31, 2011
Total Assets:
Ducommun AeroStructures	$255,928	$240,950
Ducommun LaBarge Technologies	481,226	495,247
Corporate Administration	67,481	71,890

Total Assets	$804,635	$808,087

Goodwill and Intangibles:
Ducommun AeroStructures	$68,886	$70,314
Ducommun LaBarge Technologies	275,157	281,385

Total Goodwill and Intangibles	$344,043	$351,699

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ducommun Incorporated (“Ducommun” or the “Company”) provides engineering and manufacturing services primarily to the aerospace and defense industry through a wide spectrum of electronics and structural applications. We design, engineer and manufacture mission-critical aerostructure and critical electronics and electromechanical components and subassemblies. We also provide engineering, technical and program management services. Our products and services are used on domestic and foreign commercial and military aircraft, helicopter, missile and space programs, as well as in certain industrial, natural resources, medical and other commercial markets. We operate through two primary business units: DLT and DAS.

A summary of highlights for the second quarter ended June 30, 2012 includes:

•	Net sales increased 71% to $184,705,000 for the second quarter of 2012 versus the second quarter of 2011, including sales of $80,274,000 from the acquisition of Labarge, Inc.

•	Net income was $5,507,000, or $0.52 per diluted share, for the second quarter of 2012, including a state tax benefit of $0.15 per fully diluted share

•	Cash generated from operating activities in the second quarter of 2012 was $10,506,000, an improvement of $8,106,000 compared to the second quarter of 2011

•	Firm backlog at the end of the second quarter 2012 was approximately $639,600,000.

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

In connection with the acquisition of LaBarge on June 28, 2011, the Company borrowed $190,000,000 under a senior secured term loan and entered into a senior secured revolving credit facility of $60,000,000. Both the term loan and the credit facility provide the option of choosing the LIBOR rate (with a Libor rate floor of 1.25%) plus 4.25%, or the Alternate Base Rate (with an Alternate Base Rate floor of 2.25%) plus 3.25%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. The term loan requires quarterly principal payments of $475,000 beginning on September 30, 2011 and mandatory prepayment of certain amounts of excess cash flow on an annual basis beginning in 2012. Principal payments of

$475,000 were paid in September and December 2011, and March and June 2012. The revolving credit facility matures on June 28, 2016 and the term loan matures on June 30, 2017. The revolving credit facility and term loan contain minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and maximum leverage ratio covenants under certain circumstances, as well as limitations on future disposition of property, capital expenditures, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness.

In connection with the acquisition of LaBarge, the Company also issued $200,000,000 of senior unsecured notes with interest of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning in 2012 and ending 2018, at which time the entire principal amount is due. The first interest payment was made in January 2012 and the second payment was made in July 2012.

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

For the three months ended June 30, 2012, we generated sales of $184,705,000 and recorded a net income of $5,507,000. EBITDA and Adjusted EBITDA for the three months ended June 30, 2012 were $21,015,000 and $21,343,000, respectively. See below for certain information regarding EBITDA and Adjusted EBITDA, including reconciliations of EBITDA and Adjusted EBITDA to net income. We view EBITDA and Adjusted EBITDA as important operating performance measures that serve as a basis for measuring business segment operating performance. We use EBITDA and Adjusted EBITDA internally as complementary financial measures to evaluate the performance of our businesses and, when viewed with our GAAP financial results and accompanying reconciliations, we believe they provide additional useful information to gain an understanding of the factors and trends affecting our businesses. We have expanded our operations significantly through the recent LaBarge acquisition. As a result, our operating income has included significant charges for amortization and acquisition-related transaction and change-in-control compensation expenses. EBITDA and Adjusted EBITDA exclude these charges and provide meaningful information about the operating performance of our businesses apart from the amortization and acquisition-related transactions and change-in-control compensation expenses, as well as interest and tax expenses.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA. Adjusted EBITDA for the second quarter of 2012 increased to $21,343,000, or 11.6% of sales compared with $11,089,000 or 10.3% of sales, for the comparable period last year.

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income/(loss)	$5,507	$(2,973)	$7,897	$(50)
Depreciation & amortization (1)	7,003	3,606	13,807	7,017
Interest expense, net (2)	8,234	1,531	16,473	1,791
Income tax provision/(benefit)	271	(1,151)	1,501	(75)

EBITDA	$21,015	$1,013	$39,678	$8,683

Acquisition-related transaction expenses (3)	111	10,076	262	11,476
Acquisition-related change-in-control compensation expenses (4)	217	—	433	—

	328	10,076	695	11,476

Adjusted EBITDA	$21,343	$11,089	$40,373	$20,159

(1)	Includes amortization of intangibles and additional depreciation expense related to the LaBarge acquisition and prior acquisitions.
(2)	Includes deferred financing costs in connection with the LaBarge acquisition.
(3)	Includes investment banking, accounting, legal, tax and valuation expenses as a direct result of the LaBarge acquisition.
(4)	Acquisition-related transaction cost resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge acquisition.

Critical Accounting Policies

There have been no changes in the Company’s significant accounting policies during the six months ended June 30, 2012. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2011.

Goodwill

The Company performs its annual goodwill impairment test during the fourth quarter. As of December 31, 2011, the date of the most recent annual impairment test, the Ducommun AeroStructures, Inc. (“DAS”), Ducommun Technologies, Inc. (“DTI”, now known as DLT) and Miltec reporting units had $57.2 million, $98.2 million, and $8.4 million of recorded goodwill, respectively. However, certain factors may result in the need to perform an impairment test prior to the fourth quarter, including significant underperformance of the Company’s business relative to expected operating results, significant adverse economic and industry trends, significant decline in the Company’s market capitalization for an extended period of time relative to net book value, or a decision to divest an individual business within a reporting unit. Based upon the Company’s assessment of these factors in connection with the preparation of the Company’s second quarter financial statements, given a decline in the Company’s stock price, the Company performed an interim impairment test for the DLT reporting unit using a discounted cash flow analysis and evaluated whether any adverse economic or industry trends would negatively affect the conclusions drawn from the prior period discounted cash flow analysis of DLT. The results of the Company’s interim impairment evaluation indicated that the fair value of the DLT reporting unit exceeded its carrying value by 9%. The Company in turn concluded that the DLT reporting unit's goodwill was not impaired based on the interim impairment evaluation. A discounted cash flow analysis requires the Company to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital for comparable companies. Assumptions about sales, operating margins, and growth rates are based on the Company’s forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. These assumptions could be adversely impacted by the current uncertainty surrounding global market conditions, as well as the competitive environment in which the Company operates.

The fair values of the DAS and Miltec reporting units had exceeded their carrying values by 20% and 14%, respectively, as of the most recent annual impairment test on December 31, 2011. As the DAS and Miltec reporting units did not underperform significantly during the six months ended June 30, 2012 and no other negative qualitative factors were present, the Company determined it was not necessary to perform an interim impairment assessment for these reporting units as it does not believe that there were any events or changes in circumstances since December 31, 2011 that make it more likely than not that the fair value of those reporting units have decreased below their carrying amount. However, impairment charges could be triggered in the future if:

•	the Company’s stock price continues to decline for an extended period of time and the reporting units begin to underperform for the reasons below,

•	failure to win new business; and/or

•	increased competition resulting in pressure on operating margins and cash flow.

In evaluating the Company's market capitalization compared to its net book value as of June 30, 2012, the Company determined the difference to be reasonable based on the decline in its stock price being a recent event, which have been mitigated by recent significant increase in its stock price, the control premium being representative of current transaction levels in the market, debt and equity to EBITDA multiples being within a reasonable range, and performance within expectations at its reporting units. The Company will perform its annual goodwill impairment test by the end of the fourth quarter.

Results of Operations

Second Quarter of 2012 Compared to Second Quarter of 2011

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share in 2012 and 2011, respectively, were as follows:

	(in thousands)
	Second Quarter
	June 30, 2012	July 2, 2011
Sales	$184,705	$108,043
Gross Profit % of Sales	19.5%	19.4%
SG&A Expense % of Sales	11.9%	21.8%
Effective Tax Rate/(Benefit)	4.7%	(27.9)%
Diluted Earnings/(Loss) Per Share	$0.52	$(0.28)

The Company’s net sales by end use segment during the second quarters 2012 and 2011, respectively, were approximately as follows:

Net Sales by Market

Sales		(in thousands)
Consolidated Ducommun		Second Quarter
		June 30,	July 2,	% Sales
	Change	2012	2011	2012	2011
Military & Space	$32,423	$89,341	$56,423	48.4%	52.2%
Commercial Aerospace	1,278	52,403	51,125	28.4	47.3
Natural Resources	15,092	15,092	495	8.2	0.5
Industrial	16,077	16,077	—	8.7	—
Medical & Other	11,792	11,792	—	6.4	—

Total	$76,662	$184,705	$108,043	100.0%	100.0%

Sales		(in thousands)
Ducommun Aerostructures		Second Quarter
		June 30,	July 2,	% Sales
	Change	2012	2011	2012	2011
Military & Space	$(1,076)	$32,311	$33,387	42.0%	43.6%
Commercial Aerospace	1,391	44,579	43,188	58.0	56.4
Natural Resources	—	—	—	—	—
Industrial	—	—	—	—	—
Medical & Other	—	—	—	—	—

Total	$315	$76,890	$76,575	100.0%	100.0%

Sales		(in thousands)
Ducommun LaBarge Technologies		Second Quarter
		June 30,	July 2,	% Sales
	Change	2012	2011	2012	2011
Military & Space	$33,499	$57,030	$23,036	52.9%	73.2%
Commercial Aerospace	(113)	7,824	7,937	7.3	25.2
Natural Resources	15,092	15,092	495	14.0	1.6
Industrial	16,077	16,077	—	14.9	—
Medical & Other	11,792	11,792	—	10.9	—

Total	$76,347	$107,815	$31,468	100.0%	100.0%

The Company had substantial sales to Boeing, Raytheon, Spirit AeroSystems, Owens-Illinois, and Schlumberger. During the second quarters 2012 and 2011, sales to these customers were as follows:

Net Sales to Top Customers

	(in thousands)
	Second Quarter
Sales	June 30, 2012	July 2, 2011
Boeing	$30,812	$29,552
Raytheon	11,479	9,961
Spirit AeroSystems	10,460	7,364
Owens-Illinois	7,894	—
Schlumberger	7,778	495

Total	$68,423	$47,372

(in thousands)
Second Quarter
Receivables	June 30, 2012
Boeing	$13,121
Raytheon	7,991
Owens-Illinois	6,643
Spirit AeroSystems	5,463

Total	$33,218

The sales and receivables relating to Boeing, Raytheon, Owens-Illinois, and Spirit AeroSystems are diversified over a number of different military and space, commercial, aerospace, natural resources, industrial medical and other programs.

Sales for 2012 increased 71% to $184,705,000 as compared to $108,043,000 for the same period ended 2011, primarily reflecting sales of $80,274,000 from the LaBarge acquisition.

Cost of Sales and Gross Profit

	(dollars in thousands)
	Second Quarter
	June 30, 2012	July 2, 2011
Cost of Sales	$148,754	$87,039
Percent of Net Sales	80.5%	80.6%
Gross Profit	$35,951	$21,004
Gross Profit % of Sales	19.5%	19.4%

Gross profit margins vary considerably by contract. The increase in both gross profit dollars and margins in 2012 was primarily due to the increase in gross profit from the LaBarge acquisition, partially offset by lower gross profit dollars and margins from engineering services and DAS, primarily due to a high proportion of sales of lower margin products.

Selling, General and Administrative Expenses

	(dollars in thousands)
	Second Quarter
	June 30, 2012	July 2, 2011
Selling, General and Administrative Expenses	$21,939	$23,597
% of Net Sales	11.9%	21.8%

The SG&A expenses decreased primarily due to $9,748,000 of non-recurring acquisition-related transaction expenses related to the acquisition of LaBarge included in the second quarter of 2011 and integration cost synergies realized in the second quarter of 2012, partially offset by SG&A expenses from the newly acquired LaBarge organization of $9,380,000 (including $1,949,000 for amortization of intangibles).

Interest Expense

	(dollars in thousands)
	Second Quarter
	June 30, 2012	July 2, 2011
Interest Expenses	$8,234	$1,531
% of Net Sales	4.5%	1.4%

The increase in interest expense was due to higher levels of debt and associated interest rates related to the LaBarge acquisition.

Income Tax Expenses

	(dollars in thousands)
	Second Quarter
	June 30, 2012	July 2, 2011
Income Taxes	$271	$(1,151)
Effective Tax Rate	4.7%	(27.9)%

The increase in income tax expense in 2012 was mainly due to the Company’s pre-tax loss in the second quarter of 2011 compared to a pre-tax profit in 2012. The Company had an effective tax rate of 4.7% in the second quarter 2012, compared to an effective tax benefit of 27.9% in the second quarter 2011. The effective tax rate in the second quarter of 2012 benefitted from the LaBarge acquisition which allows the Company to file consolidated tax returns (“combined reports”) in certain states. This lower tax rate reduced the Company’s tax provision by approximately $1,550,000 in the second quarter of 2012. The Company will continue to receive this benefit in future periods, but at a much lower level. The Company’s effective tax rate for the second quarter of 2012 reflected no current year federal research and development tax benefits; whereas, the effective tax rate for 2011 included federal research and development tax benefits. The income tax benefit in 2011 was due to a loss before taxes, primarily related to costs associated with the LaBarge acquisition.

The Company had net income of $5,507,000, or $0.52 per fully diluted share, for three months ended June 30, 2012, compared to a net loss of $(2,973,000), or $(0.28) per fully diluted share, for the three months ended July 2, 2011.

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

DUCOMMUN INCORPORATED AND SUBSIDIARIES

BUSINESS SEGMENT PERFORMANCE

(In thousands)

(Unaudited)

	Three Months
	June 30, 2012	July 2, 2011	Change
Net Sales
Ducommun AeroStructures	$76,890	$76,575	0.4%
Ducommun LaBarge Technologies	107,815	31,468	242.6%

Total Net Sales	$184,705	$108,043	71.0%

Segment Operating Income (1)
Ducommun AeroStructures	$7,574	$8,844
Ducommun LaBarge Technologies (5)	10,486	2,721

	18,060	11,565
Corporate General and Administrative Expenses (3)(5)	(4,048)	(14,158)

Total Operating Income/(Loss)	$14,012	$(2,593)

EBITDA (1)
Ducommun AeroStructures
Operating Income	$7,574	$8,844
Depreciation and Amortization	2,241	2,472

	9,815	11,316
Ducommun LaBarge Technologies
Operating Income	10,486	2,721
Depreciation and Amortization	4,732	1,130

	15,218	3,851
Corporate General and Administrative Expenses (2)(3)
Operating Loss	(4,048)	(14,158)
Depreciation and Amortization	30	4

	(4,018)	(14,154)

EBITDA	$21,015	$1,013

Adjusted EBITDA
Acquisition-related transaction expenses (2)(4)	$111	$10,076
Acquisition-related change-in-control compensation expenses (5)	217	—

	328	10,076

Adjusted EBITDA	$21,343	$11,089

Capital Expenditures:
Ducommun AeroStructures	$1,829	$3,375
Ducommun LaBarge Technologies	2,012	788
Corporate Administration	5	131

Total Capital Expenditures	$3,846	$4,294

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $0.1 million and $10.1 million of acquisition-related transaction expenses related to the LaBarge acquisition in the three months ended June 30, 2012 and July 2, 2011, respectively.
(3)	Certain expenses, previously incurred by the operating units, are now included in the corporate general and administrative expense as a result of the Company's organizational changes.
(4)	Includes investment banking, accounting, legal, tax and valuation expenses as a direct result of the LaBarge acquisition.
(5)	Includes approximately $0.2 million of acquisition-related transaction costs resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge acquisition in the three months ended June 30, 2012.

Ducommun AeroStructures: DAS segment net sales for the second quarter of 2012 were $76,890,000, compared to net sales of $76,575,000 in the second quarter of 2011. The increase in sales was due to higher sales of large commercial aircraft and military helicopter products which was partially offset by lower sales of regional aircraft and military fixed wing products.

Ducommun LaBarge Technologies: DLT segment net sales for the second quarter of 2012 were $107,815,000, compared to net sales of $31,468,000 in the second quarter of 2011, reflecting sales of $80,274,000 from the acquisition of LaBarge.

DAS segment operating income and EBITDA were down in the three months of 2012 compared to the three months of 2011. Operating income for the second quarter of 2012 was $7,574,000, or 9.9% of sales, compared to $8,844,000, or 11.5% of sales, in the comparable period in 2011. Operating income decreased in the 2012 period primarily due to a higher proportion of sales of lower margin products. Adjusted EBITDA was $9,815,000, or 12.8% of sales, compared with Adjusted EBITDA of $11,316,000, or 14.8% of sales, for the prior year period.

DLT segment operating income and EBITDA were up in the three months of 2012 compared to the three months of 2011. Operating income for the second quarter of 2012 was $10,486,000, or 9.7% of sales, compared to operating income of $2,721,000, or 8.6% of sales, in the comparable period in 2011. Operating income increased in the second quarter of 2012 primarily due to $7,353,000 of operating income from the LaBarge acquisition. Adjusted EBITDA was $15,218,000, or 14.3% of sales, compared with Adjusted EBITDA of $3,851,000, or 12.2% of sales, in the second quarter of 2011.

Corporate General and Administrative Expenses (“CG&A”) were down in the three months of 2012 compared to the three months of 2011. CG&A expenses for the second quarter 2012 were $4,048,000, or 2.2% of sales, as compared to $14,158,000, or 13.1% of sales, in the 2011 second quarter. CG&A decreased in the second quarter of 2012 primarily due to the reduction in acquisition-related transaction expenses of approximately $9,748,000 from the LaBarge acquisition and integration cost synergies. Excluding acquisition-related transaction expenses, CG&A for the second quarter of 2011 would have been approximately $4,193,000, or 3.8% of sales.

Six Months of 2012 Compared to Six Months of 2011

Sales, gross profit as a percentage of sales, selling, general and administrative expense as a percentage of sales, the effective tax rate and the diluted earnings per share in 2012 and 2011, respectively, were as follows:

	(in thousands)
	Six Months Ended
	June 30, 2012	July 2, 2011
Sales	$369,048	$207,596
Gross Profit % of Sales	19.1%	19.0%
SG&A Expense % of Sales	12.1%	18.2%
Effective Tax Rate	16.0%	(60.0)%
Diluted Earnings Per Share	$0.75	$—

The Company’s net sales by end use segment during the second quarters 2012 and 2011, respectively, were approximately as follows:

Net Sales by Market

Sales		(in thousands)
Consolidated Ducommun		Six Months
		June 30,	July 2,	% Sales
	Change	2012	2011	2012	2011
Military & Space	$65,593	$176,810	$110,722	47.9%	53.3%
Commercial Aerospace	7,287	103,666	96,379	28.1	46.4
Natural Resources	34,298	34,298	495	9.3	0.3
Industrial	32,731	32,731	—	8.9	0.0
Medical & Other	21,543	21,543	—	5.8	0.0

Total	$161,452	$369,048	$207,596	100.0%	100.0%

Sales		(in thousands)
Ducommun Aerostructures		Six Months
		June 30,	July 2,	% Sales
	Change	2012	2011	2012	2011
Military & Space	$(1,069)	$65,104	$66,173	43.1%	44.5%
Commercial Aerospace	3,467	86,073	82,606	56.9	55.5
Natural Resources	—	—	—	—	—
Industrial	—	—	—	—	—
Medical & Other	—	—	—	—	—

Total	$2,398	$151,177	$148,779	100.0%	100.0%

Sales		(in thousands)
Ducommun LaBarge Technologies		Six Months
		June 30,	July 2,	% Sales
	Change	2012	2011	2012	2011
Military & Space	$66,662	$111,706	$44,549	51.3%	75.8%
Commercial Aerospace	3,820	17,593	13,773	8.1	23.4
Natural Resources	34,298	34,298	495	15.7	0.8
Industrial	32,731	32,731	—	15.0	—
Medical & Other	21,543	21,543	—	9.9	—

Total	$159,054	$217,871	$58,817	100.0%	100.0%

The Company had substantial sales to Boeing, Raytheon, Spirit AeroSystems, Schlumberger, and Owens-Illinois. During the second quarters 2012 and 2011, sales to these customers were as follows:

Net Sales to Top Customers

	(in thousands)
	Six Months
Sales	June 30, 2012	July 2, 2011
Boeing	$58,503	$53,786
Raytheon	23,346	17,336
Spirit AeroSystems	20,073	13,965
Schlumberger	18,708	495
Owens-Illinois	18,101	—

Total	$138,731	$85,582

(in thousands)
Six Months
Receivables	June 30, 2012
Boeing	$13,121
Raytheon	7,991
Owens-Illinois	6,643
Spirit AeroSystems	5,463

Total	$33,218

The sales and receivables relating to Boeing, Raytheon, Owens-Illinois, and Spirit AeroSystems are diversified over a number of different military and space, commercial, aerospace, natural resources, industrial medical and other programs.

Sales for 2012 increased 78% to $369,048,000 as compared to $207,596,000 for the same period ended 2011, primarily reflecting sales of $164,638,000 from the LaBarge acquisition.

Cost of Sales and Gross Profit

	(dollars in thousands)
	Six Months
	June 30, 2012	July 2, 2011
Cost of Sales	$298,626	$168,184
Percent of Net Sales	80.9%	81.0%
Gross Profit	$70,422	$39,412
Gross Profit % of Sales	19.1%	19.0%

Gross profit margins vary considerably by contract. The increase in both gross profit dollars and margins in 2012 was primarily due to the increase in gross profit from the LaBarge acquisition, partially offset by lower gross profit dollars and margins from engineering services and DAS, primarily due to a high proportion of sales of lower margin products.

Selling, General and Administrative Expenses

	(dollars in thousands)
	Six Months
	June 30, 2012	July 2, 2011
Selling, General and Administrative Expenses	$44,551	$37,746
% of Net Sales	12.1%	18.2%

The SG&A expenses increased primarily due to SG&A expenses from the newly acquired LaBarge organization of $18,481,000 (including $3,897,000 for amortization of intangibles), partially offset by approximately $10,781,000 of lower acquisition-related transaction expense from the LaBarge acquisition and integration cost synergies realized in the second quarter of 2012.

Interest Expense

	(dollars in thousands)
	Six Months
	June 30, 2012	July 2, 2011
Interest Expenses	$16,473	$1,791
% of Net Sales	4.5%	0.9%

The increase in interest expense was due to higher levels of debt and associated interest rates related to the LaBarge acquisition.

Income Tax Expenses

	(dollars in thousands)
	Six Months
	June 30, 2012	July 2, 2011
Income Tax Expense/(Benefit)	$1,501	$(75)
Effective Tax Rate/(Benefit)	16.0%	(60.0)%

The increase in income tax expense in 2012 was due to the Company incurring a pre-tax loss in 2011 compared to a pre-tax profit in 2012. The Company had an effective tax rate of 16.0% for the six months ending June 30, 2012, compared to an effective tax rate of (60.0)% for the six months ending July 2, 2012. The effective tax rate for the six months of 2012 benefitted from the LaBarge acquisition which allows the Company to file a consolidated tax returns (“combined reports”) in certain states. This lower tax rate reduced the Company’s tax provision by approximately $1,550,000. The Company will continue to receive this benefit in the future, but at much lower levels. The Company’s effective tax rate for 2012 reflected no current year federal research and development tax benefits and the effective tax rate for 2011 included federal research and development tax benefits. The income tax benefit in 2011 was due to a loss before taxes, primarily related to costs associated with the LaBarge acquisition.

The Company had net income of $7,897,000, or $0.75 per fully diluted share, for the six months ended June 30, 2012, compared to a net loss of $(50,000), or $0.00 per fully diluted share, for the six months ended July 2, 2011.

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

We currently generate a majority of our revenue from customers in the aerospace and defense industry. In addition, we service technology driven markets in the industrial, natural resources and medical markets. The following table summarizes our net sales by business segment. The loss of one or more of our major customers, an economic downturn or a reduction in commercial aircraft production rates or defense markets could have a material adverse effect on our business.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

BUSINESS SEGMENT PERFORMANCE

(In thousands)

(Unaudited)

	Six Months
	June 30, 2012	July 2, 2011	Change
Net Sales
Ducommun AeroStructures	$151,177	$148,779	1.6%
Ducommun LaBarge Technologies	217,871	58,817	270.4%

Total Net Sales	$369,048	$207,596	77.8%

Segment Operating Income (1)
Ducommun AeroStructures	$14,165	$15,911
Ducommun LaBarge Technologies (5)	18,788	4,844

	32,953	20,755
Corporate General and Administrative Expenses (3)(5)	(7,082)	(19,089)

Total Operating Income	$25,871	$1,666

EBITDA (1)
Ducommun AeroStructures
Operating Income	$14,165	$15,911
Depreciation and Amortization	4,297	5,029

	18,462	20,940
Ducommun LaBarge Technologies
Operating Income	18,788	4,844
Depreciation and Amortization	9,429	1,980

	28,217	6,824
Corporate General and Administrative Expenses (2)(3)
Operating Loss	(7,082)	(19,089)
Depreciation and Amortization	81	8

	(7,001)	(19,081)

EBITDA	$39,678	$8,683

Adjusted EBITDA
Acquisition-related transaction expenses (2)(4)	$262	$11,476
Acquisition-related change-in-control compensation expenses (5)	433	—

	695	11,476

Adjusted EBITDA	$40,373	$20,159

Capital Expenditures:
Ducommun AeroStructures	$4,286	$4,134
Ducommun LaBarge Technologies	4,449	1,475
Corporate Administration	28	194

Total Capital Expenditures	$8,763	$5,803

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $0.3 million and $11.5 million of acquisition-related transaction expenses related to the LaBarge acquisition in the six months ended June 30, 2012 and July 2, 2011, respectively.
(3)	Certain expenses, previously incurred by the operating units, are now included in the corporate general and administrative expense as a result of the Company's organizational changes.
(4)	Includes investment banking, accounting, legal, tax and valuation expenses as a direct result of the LaBarge acquisition.
(5)	Includes approximately $0.4 million of acquisition-related transaction costs resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge acquisition in the three months and six months ended June 30, 2012.

Ducommun AeroStructures: DAS segment net sales for the six months ended June 30, 2012 were $151,177,000, compared to net sales of $148,779,000 in the six months ended July 2, 2011. The increase in sales 2012 was primarily due to higher sales of large commercial aircraft and military products, which was partially offset by lower sales of regional aircraft and military fixed wing products.

Ducommun LaBarge Technologies: DLT segment net sales for the six months ended June 30, 2012 were $217,871,000, compared to $58,817,000 in the six months ended July 2, 2011, reflecting sales of $164,638,000 from the acquisition of LaBarge.

DAS segment operating income and EBITDA were down in the six months of 2012 compared to the six months of 2011. Operating income for the six months of 2012 was $14,165,000 or 9.4% of sales compared to $15,911,000, or 10.7% of sales in the comparable period in 2011. Operating income decreased in the 2012 period primarily due to a higher proportion of sales of lower margin products. Adjusted EBITDA was $18,462,000, or 12.2% of sales, compared with Adjusted EBITDA of $20,940,000, or 14.1% of sales for the prior year period.

DLT segment operating income and EBITDA were up in the six months of 2012 compared to the six months of 2011. Operating income for the six months of 2012 was $18,788,000, or 8.6% of sales, compared to operating income of $4,844,000, or 8.2% of sales in the comparable period in 2011. Operating income increased in the 2012 period primarily due to $14,563,000 of operating income from the LaBarge acquisition, partially offset by lower operating income for engineering services and the legacy Ducommun DTI manufacturing business. Adjusted EBITDA was $28,217,000, or 13.0% of sales, compared with Adjusted EBITDA of $6,824,000, or 11.6% of sales in the six months of 2011.

Corporate General and Administrative Expenses (“CG&A”) were down in the six months of 2012 compared to the six months of 2011. CG&A expenses for the six months of 2012 were $7,082,000 or 1.9% of sales, compared to $19,089,000, or 9.2% of sales, in the six months of 2011. CG&A decreased in the six months of 2012 primarily due to the reduction in acquisition-related transaction expenses of approximately $11,476,000 from the LaBarge acquisition and integration cost synergies. Excluding transaction-related expenses, CG&A expenses for the six months of 2011 would have been approximately $7,613,000, or 3.7% of sales.

Backlog

Backlog is subject to delivery delays or program cancellations, which are beyond our control. As of June 30, 2012, firm backlog was $639,581,000, compared to $636,358,000 at December 31, 2011. The increase in backlog is mainly due to higher backlog for Military and Space programs within the DLT segment. Approximately $277,000,000 of total backlog is expected to be delivered during 2012. Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than sales.

Backlog at June 30, 2012 was broken down as follows:

	(in thousands)
Ducommun Incorporated	Change	June 30, 2012	December 31, 2011
Military & Space	$11,955	$366,464	$354,509
Commercial Aerospace	2,170	194,387	192,217
Natural Resources	(10,274)	29,175	39,449
Industrial	(3,336)	23,054	26,390
Medical & Other	2,708	26,501	23,793

Total	$3,223	$639,581	$636,358

	(in thousands)
Ducommun AeroStructures	Change	June 30, 2012	December 31, 2011
Military & Space	$(26,439)	$115,315	$141,754
Commercial Aerospace	2,987	174,020	171,033
Natural Resources	—	—	—
Industrial	—	—	—
Medical & Other	—	—	—

Total	$(23,452)	$289,335	$312,787

	(in thousands)
Ducommun LaBarge Technologies	Change	June 30, 2012	December 31, 2011
Military & Space	$38,394	$251,149	$212,755
Commercial Aerospace	(817)	20,367	21,184
Natural Resources	(10,274)	29,175	39,449
Industrial	(3,336)	23,054	26,390
Medical & Other	2,708	26,501	23,793

Total	$26,675	$350,246	$323,571

Financial Condition

Cash Flow Summary

Net cash generated from operating activities for the six months ended June, 30, 2012 was $5,713,000, while the Company used cash in operating activities during the six months ended July 2, 2011 of $(22,881,000). The $28,594,000 improvement reflects better working capital management, improved operating efficiency, and higher net income. Net cash used in operating activities during the six months of 2011 was also negatively impacted by $11,476,000 of acquisition expenses.

Net cash used in investing activities for the six months of 2012 was $8,752,000. This consisted of $8,763,000 of capital expenditures and proceeds of $11,000 from the sale of assets. Net cash used in investing activities for the six months of 2011 was $331,070,000. This consisted of $325,315,000 for the acquisition of LaBarge and $400,000 for the acquisition of Foam Matrix, $5,803,000 of capital expenditures and proceeds of $448,000 from the sale of assets.

Net cash used in financing activities for the six months of 2012 of $1,159,000 included $973,000 of repayment of senior notes, term loan and revolver debt and $186,000 net cash effect related to the exercise of stock options.

Liquidity and Capital Resources

At June 30, 2012, the Company had $58,425,000 of unused revolving lines of credit, after deducting $1,575,000 for outstanding standby letters of credit. The Company had no outstanding revolver loans and was in compliance with all covenants at June 30, 2012. The weighted average interest rate on borrowings outstanding was 7.67% at June 30, 2012, compared to 7.66% at July 2, 2011. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

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

The Company expects to spend a total of approximately $16,000,000 for capital expenditures in 2012. The increase in capital expenditures in 2012 from 2011 is principally to support new contract awards at DAS and DLT, including offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company will continue to make prudent acquisitions and capital expenditures for manufacturing equipment and facilities to support long-term contracts for commercial and military aircraft programs, defense, medical, natural resources, industrial and other commercial markets. As part of the Company’s strategic direction in moving to a Tier 2 supplier additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.

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

As of June 30, 2012, the Company expects to make the following payments on its contractual obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Remainder of 2012	2013- 2014	2015- 2016	After 2016
Long-term debt	$391,258	$979	$6,877	$3,852	$379,550
Operating leases	17,046	3,688	8,555	3,271	1,532
Pension liability	18,622	733	2,819	3,032	12,038
Liabilities related to uncertain tax position	2,564	441	665	1,381	77
Future interest on notes payable and long-term debt	177,537	15,067	59,554	58,985	43,931

Total	$607,027	$20,908	$78,470	$70,521	$437,128

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

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action of approximately $1,509,000 at December 31, 2011. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or

California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, at the West Covina landfill the Company preliminarily estimates that the range of its future liabilities in connection with the landfill is between approximately $611,000 and $3,300,000. The Company has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $611,000 at June 30, 2012. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements consist of operating leases and indemnities.

Recent Accounting Pronouncements

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations. There was no other comprehensive income or loss reported as of June 30, 2012.

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

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations during the three months and six months ended June 30, 2012.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

See Item 3 of the Company’s Form 10-K for the year ended December 31, 2011.

Item 1A.   Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2011 for a discussion of risk factors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company is authorized to issue five million shares of preferred stock. At June 30, 2012 and December 31, 2011, no preferred shares were issued or outstanding.

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

Date: August 6, 2012