Form 10-Q
period 2012-09-29
DUCOMMUN INC /DE/
filed 2012-11-07
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 29, 2012, there were outstanding 10,594,765 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Item 1.	Financial Statements

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited)
	September 29,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$28,871	$41,449
Accounts receivable	103,049	96,174
Unbilled receivables	3,527	3,286
Inventories	162,465	154,503
Production cost of contracts	19,064	18,711
Deferred income taxes	12,493	12,020
Other current assets	11,191	14,648

Total Current Assets	340,660	340,791
Property and Equipment, Net	99,058	98,477
Goodwill	161,940	163,845
Intangibles, Net	179,228	187,854
Other Assets	14,365	17,120

	$795,251	$808,087

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$33	$1,960
Accounts payable	57,599	60,675
Accrued liabilities	45,208	53,823

Total Current Liabilities	102,840	116,458
Long-Term Debt, Less Current Portion	380,730	390,280
Deferred Income Taxes	68,915	72,043
Other Long-Term Liabilities	23,815	25,022

Total Liabilities	576,300	603,803

Commitments and Contingencies
Shareholders’ Equity:
Common stock	107	107
Treasury stock	(1,924)	(1,924)
Additional paid-in capital	66,043	64,378
Retained earnings	162,050	149,048
Accumulated other comprehensive loss	(7,325)	(7,325)

Total Shareholders’ Equity	218,951	204,284

	$795,251	$808,087

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 29,	October 1,
	2012	2011
Sales and Service Revenues:
Product sales	$176,054	$178,485
Service revenues	8,043	6,595

Net Sales	184,097	185,080

Operating Costs and Expenses:
Cost of product sales	142,030	145,560
Cost of service revenues	6,487	5,331
Selling, general and administrative expenses	21,340	24,557

Total Operating Costs and Expenses	169,857	175,448

Operating Income	14,240	9,632
Interest Expense	(8,241)	(8,256)

Income Before Taxes	5,999	1,376
Income Tax Expense	(894)	(415)

Net Income	$5,105	$961

Earnings Per Share:
Basic earnings per share	$0.48	$0.09
Diluted earnings per share	$0.48	$0.09
Weighted Average Number of Common Shares Outstanding:
Basic	10,595	10,539
Diluted	10,633	10,631

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended
	September 29,	October 1,
	2012	2011
Sales and Service Revenues:
Product sales	$530,696	$370,763
Service revenues	22,449	21,913

Net Sales	553,145	392,676

Operating Costs and Expenses:
Cost of product sales	428,975	301,941
Cost of service revenues	18,168	17,134
Selling, general and administrative expenses	65,891	62,303

Total Operating Costs and Expenses	513,034	381,378

Operating Income	40,111	11,298
Interest Expense	(24,714)	(10,047)

Income Before Taxes	15,397	1,251
Income Tax Expense	(2,395)	(340)

Net Income	$13,002	$911

Earnings Per Share:
Basic earnings per share	$1.23	$0.09
Diluted earnings per share	$1.23	$0.09
Weighted Average Number of Common Shares Outstanding:
Basic	10,575	10,534
Diluted	10,588	10,658

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 29,	October 1,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$13,002	$911
Adjustments to Reconcile Net Income to Net
Cash Provided by/(Used in) Operating Activities:
Depreciation and amortization	21,461	14,472
Stock-based compensation expense	1,528	2,352
Deferred income tax (benefit) expense	(3,600)	489
Income tax benefit from stock-based compensation	324	277
Provision for/(recovery of) doubtful accounts	59	(37)
Other - net	2,080	948
Changes in Assets and Liabilities:
Accounts receivable - (increase)	(6,934)	(5,211)
Unbilled receivables - (increase)	(241)	(1,814)
Inventories - (increase)	(7,962)	(18,486)
Production cost of contracts - (increase)	(1,473)	(1,189)
Other - decrease/(increase), net	6,398	(5,718)
Accounts payable - (decrease)	(3,076)	(13,290)
Accrued and other liabilities - (decrease)	(10,182)	(2,600)

Net Cash Provided by/(Used in) Operating Activities	11,384	(28,896)

Cash Flows from Investing Activities:
Purchase of property and equipment	(12,330)	(11,186)
Acquisition of businesses, net of cash acquired	—	(325,715)
Proceeds from the sale of assets	18	451

Net Cash Used in Investing Activities	(12,312)	(336,450)

Cash Flows from Financing Activities:
Repayments of debt	(11,464)	(786)
Borrowings of senior notes and term loan	—	390,000
Cash dividends paid	—	(790)
Debt issue cost paid	—	(14,025)
Net cash effect of exercise related to stock options	(186)	55

Net Cash (Used in)/Provided by Financing Activities	(11,650)	374,454

Net (Decrease)/Increase in Cash and Cash Equivalents	(12,578)	9,108
Cash and Cash Equivalents - Beginning of Period	41,449	10,268

Cash and Cash Equivalents - End of Period	$28,871	$19,376

See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun” or the “Company”), after eliminating intercompany balances and transactions. The consolidated balance sheet is unaudited as of September 29, 2012, the consolidated statements of income are unaudited for the three months and nine months ended September 29, 2012 and October 1, 2011 and the consolidated statements of cash flows are unaudited for the nine months ended September 29, 2012 and October 1, 2011.

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

The Company’s significant accounting policies were described in “Note 1. Summary of Significant Accounting Policies” in the Form 10-K for the year ended December 31, 2011. Ducommun follows the same accounting policies for interim reporting, with the exception of accounting principles adopted as of January 1, 2012, as discussed below in Recent Accounting Pronouncements. All reportable operating segments follow the same accounting principles. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2011.

In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with Generally Accepted Accounting Principles (“GAAP”) for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three months and nine months ended September 29, 2012 are not necessarily indicative of the results to be expected for the full year ended December 31, 2012.

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

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Basic weighted average shares outstanding	10,595	10,539	10,575	10,534
Dilutive potential common shares	38	92	13	124

Diluted weighted average shares outstanding	10,633	10,631	10,588	10,658

The numerator used to compute diluted earnings per share is as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Net earnings	$5,105	$961	$13,002	$911

The weighted average number of shares outstanding, included in the table below, are excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price. However, these shares may be potentially dilutive common shares in the future.

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Stock options and stock units	1,012	756	1,015	647

Accumulated Other Comprehensive Loss

Certain items such as pension liability adjustments are presented as a separate component of shareholders’ equity. Accumulated other comprehensive loss, as reflected in the Consolidated Balance Sheets under the equity section, is composed of cumulative pension and retirement liability adjustments of $7.3 million, net of tax, at September 29, 2012 and December 31, 2011, respectively.

Inventory Adjustment

During the first quarter of 2012, the Company determined that approximately $0.4 million of engineering research and development costs had been capitalized in error in inventory in prior periods. The Company assessed the materiality of this error and concluded it was immaterial to previously reported annual and interim amounts.

Recent Accounting Pronouncements

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations. There was no comprehensive income or loss reported during the three months and nine months ended September 29, 2012 and October 1, 2011.

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

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations during the three months and nine months ended September 29, 2012.

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

Note 2. Acquisition

On June 28, 2011, the Company completed the acquisition of all the outstanding stock of LaBarge, Inc. (“LaBarge”), formerly a publicly-owned company based in St. Louis, Missouri for $325.3 million (net of cash acquired and excluding acquisition costs). LaBarge was a broad-based provider of electronics to technology-driven companies in diverse markets. LaBarge had significant sales to customers in the aerospace, defense, natural resources, industrial, medical and other commercial markets. The Company provided its customers with sophisticated electronic, electromechanical and mechanical products through contract design and manufacturing services. The operating results for the acquisition have been included in the consolidated statements of income since the date of the acquisition.

The LaBarge acquisition allowed the Company to expand its presence significantly in the aerospace and defense markets, as well as diversify its sales base across new markets, including industrial, natural resources, medical and other commercial end-use markets. More specifically, the Company realized the following benefits from the LaBarge acquisition:

•	Strengthened its market position as a significant Tier 2 supplier for both structural and electronic assemblies;

•	Diversified its end-use markets;

•	Expanded its platforms work content on existing programs and capabilities on new and existing programs;

•	Increased value-added manufacturing services content in its product portfolio;

•	Expanded its technology product portfolio; and

•	Realized potential synergies.

The following table presents unaudited pro forma consolidated operating results for the Company for the nine months ended October 1, 2011, as if the LaBarge acquisition had occurred as of January 1, 2010.

(In thousands, except per share data)
Nine Months Ended
October 1, 2011
Net sales	$556,128
Net income	$4,721
Basic earnings per share	$0.45
Diluted earnings per share	$0.44

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

Note 3. Inventories

Inventories consist of the following:

	(In thousands)
	September 29,	December 31,
	2012	2011
Raw materials and supplies	$69,524	$72,067
Work in process	92,863	79,982
Finished goods	11,868	13,433

	174,255	165,482
Less progress payments	11,790	10,979

Total	$162,465	$154,503

Note 4. Goodwill

The Company performs its annual goodwill impairment test during the fourth quarter. As of December 31, 2011, the date of the most recent annual impairment test, the DAS, DLT and Miltec reporting units had $57.2 million, $98.2 million and $8.4 million of recorded goodwill, respectively. However, certain factors may result in the need to perform an impairment test prior to the fourth quarter, including significant underperformance of the Company’s business relative to expected operating results, significant adverse economic and industry trends, significant decline in the Company’s market capitalization for an extended period of time relative to net book value, or a decision to divest an individual business within a reporting unit. Based upon the Company’s assessment of these factors in connection with the preparation of the Company’s second quarter financial statements, given a decline in the Company’s stock price in the second quarter of 2012, which has since recovered, the Company performed an interim impairment test for the DLT reporting unit using a discounted cash flow analysis and evaluated whether any adverse economic or industry trends would negatively affect the conclusions drawn from the prior period discounted cash flow analysis of DLT. The results of the Company’s interim impairment evaluation indicated that the fair value of the DLT reporting unit exceeded its carrying value by 9% and the Company in turn concluded that the DLT reporting unit’s goodwill was not impaired based on the interim impairment evaluation.

The Company determined it was not necessary to perform an interim impairment assessment for the DLT reporting unit during the three months ended September 29, 2012, based on the DLT reporting unit financial performance. The Company does not believe that there were any negative qualitative factors or events or changes in circumstances since the June 30, 2012 assessment that makes it more likely than not that the fair value of the DLT reporting unit has decreased below its carrying amount.

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

The fair values of the DAS and Miltec reporting units had exceeded their carrying values by 20% and 14%, respectively, as of the most recent annual impairment test on December 31, 2011. The Company determined it was not necessary to perform an interim impairment assessment for the DAS and Miltec reporting units during the nine months ended September 29, 2012, based upon their financial performance. The Company does not believe that there were negative qualitative factors or any events or changes in circumstances since December 31, 2011 that make it more likely than not that the fair values of those reporting units have decreased below their carrying amounts. However, impairment charges could be triggered in the future if:

•	the Company’s stock price were to decline for an extended period of time and the reporting units begin to underperform for the reasons below;

•	failure to win new business; and/or

•	increased competition resulting in pressure on operating margins and cash flow.

The Company will perform its annual goodwill impairment test by the end of the fourth quarter.

The carrying amounts of goodwill at September 29, 2012 and December 31, 2011 are as follows:

	(In thousands)
	Ducommun AeroStructures	Ducommun LaBarge	Consolidated Ducommun

Gross Goodwill	$57,243	$186,875	$244,118
Accumulated Goodwill Impairment	—	(80,273)	(80,273)

Balance at December 31, 2011	57,243	106,602	163,845
Goodwill Adjustment Due to Acquisition	—	(1,905)	(1,905)

Balance at September 29, 2012	$57,243	$104,697	$161,940

Note 5. Long-Term Debt

Long-term debt is summarized as follows:

	(In thousands)
	September 29,	December 31,
	2012	2011
Senior Unsecured Notes	$200,000	$200,000
Senior Secured Term Loan	177,625	189,050
Notes and Other Liabilities for Acquisitions	3,138	3,190

Total Debt	380,763	392,240
Less Current Portion	33	1,960

Total	$380,730	$390,280

As of September 29, 2012, the Company had $380.8 million of long-term debt. On September 28, 2012, the Company made a voluntary principal pre-payment of $10.0 million on its senior secured term loan, eliminating all required quarterly principal payments going forward.

At September 29, 2012, the Company had $58.4 million of unused revolving lines of credit, after deducting $1.6 million for outstanding standby letters of credit. The Company had no outstanding revolver loans and was in compliance with all covenants at September 29, 2012.

The weighted average interest rate on borrowings outstanding was 7.73% at September 29, 2012, compared to 7.66% at October 1, 2011. The carrying amount of long-term debt approximates fair value, which was estimated using Level 2 inputs, including the terms of the related debt, recent transactions and interest rates currently available to the Company for debt with similar terms and remaining maturities.

In connection with the acquisition of LaBarge on June 28, 2011, the Company borrowed $190.0 million under a senior secured term loan and entered into a senior secured revolving credit facility of $60.0 million. Both the term loan and the revolving credit facility provide the option of choosing the LIBOR rate (with a Libor rate floor of 1.25%) plus 4.25%, or the Alternate Base Rate (with an Alternate Base Rate floor of 2.25%) plus 3.25%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. The term loan requires quarterly principal payments of $0.5 million beginning on September 30, 2011 and mandatory pre-payment of certain amounts of excess cash flow on an annual basis beginning

2012. Principal payments of $0.5 million were paid in September and December 2011, and March, June and September 2012. The revolving credit facility matures on June 28, 2016 and the term loan matures on June 30, 2017. The revolving credit facility and term loan contain minimum EBITDA and maximum leverage ratio covenants under certain circumstances, as well as limitations on future disposition of property, capital expenditures, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness.

In connection with the acquisition of LaBarge, the Company also issued $200.0 million of senior unsecured notes with interest of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning in 2012. The senior unsecured notes mature on July 15, 2018, at which time the entire principal amount is due.

In connection with the DAS-New York acquisition in December 2008, the Company issued a promissory note in the initial principal amount of $7.0 million with interest of 5% per annum payable annually on each anniversary of the closing date (December 23). Principal of the promissory note in the amount of $4.0 million was paid on June 23, 2011 and $3.0 million is payable December 23, 2013.

Note 6. Shareholders’ Equity

The Company is authorized to issue five million shares of preferred stock. At September 29, 2012 and December 31, 2011, no preferred shares were issued or outstanding.

Note 7. Employee Benefit Plans

The Company has a defined benefit pension plan covering certain hourly employees of a subsidiary. Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the defined benefit pension plan are composed primarily of fixed income and equity securities. The Company also has a retirement plan covering certain current and retired employees from the LaBarge acquisition (the “LaBarge Retirement Plan”). The liability for the LaBarge Retirement Plan included in accrued liabilities and other long-term liabilities was $0.6 million and $7.6 million at September 29, 2012 and $0.6 million and $5.5 million, at December 31, 2011. These two plans above have been combined in the tables below.

The components of net periodic pension cost for the defined benefit pension plan and the LaBarge Retirement Plan are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Service cost	$241	$131	$723	$392
Interest cost	238	229	714	686
Expected return on plan assets	(265)	(279)	(795)	(836)
Amortization of actuarial loss	287	108	861	323

Net periodic post retirement benefit cost	$501	$189	$1,503	$565

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

Note 9. Income Taxes

The Company records the interest charge and the penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the nine months ended September 29, 2012 and October 1, 2011, the Company recognized approximately $22 thousand and $66 thousand, in interest benefit and charges, respectively, related to uncertain tax positions. The Company had approximately $0.2 million for the payment of interest and penalties accrued at both September 29, 2012 and December 31, 2011.

The Company’s total amount of unrecognized tax benefits was approximately $1.8 million and $2.2 million at September 29, 2012 and December 31, 2011, respectively. These amounts, if recognized, would affect the annual income tax rate.

The Company’s California franchise (income) tax returns for 2008 and 2009 and Texas franchise (margin) tax returns for 2010 and 2011 were selected for examination. The Company does not expect the results of these examinations to have a material impact on the Company’s financial statements. During the three months ended September 29, 2012, the Company concluded the examination of the Company’s 2009 federal income tax return and the examination of its 2010 and 2011 Texas franchise (margin) tax returns with no significant adjustments required. Federal income tax returns after 2009, California franchise (income) tax returns after 2006 and other state income tax returns after 2006 are subject to examination.

The Company had an effective tax rate of 14.9% in the third quarter of 2012, compared to an effective tax rate of 30.2% in the third quarter of 2011. The Company had an effective tax rate of 15.6% for the nine months ended September 29, 2012, compared to an effective tax rate of 27.2% for the nine months ended October 1, 2011. The effective tax rate for the nine months of 2012 benefitted from the LaBarge acquisition which allows the Company to file a state consolidated tax return (“combined report”) in certain states. This lower tax rate reduced the Company’s tax provision by approximately $1.6 million. The effective tax rate in the third quarter and nine months ended September 29, 2012 also benefitted from expiring federal tax statutes and a favorable resolution of an open tax year that was subject to examination. The Company’s effective tax rate for the third quarter and nine months ended September 29, 2012 reflected no current year federal research and development tax benefits and the effective tax rate for the third quarter and nine months of 2011 included federal research and development tax benefits.

Note 10. Contingencies

Ducommun is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas (the “District Court”). The lawsuit is a qui tam action brought by three former Boeing employees (“Relators”) against Boeing and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplane Group-Wichita Division which were installed by Boeing in aircraft ultimately sold to the United States Government. The number of Boeing aircraft subject to the lawsuit has been reduced to 21 aircraft following the District Court’s granting of partial summary judgment in favor of Boeing and Ducommun. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States Government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States Government sustained because of the defendants’ actions, plus a civil penalty of $10 thousand for each false claim made on or before September 28, 1999, and $11 thousand for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. One of Relators’ experts has opined that the United States Government’s damages are in the amount of $833 million. After investigating the allegations, the United States Government has declined to intervene in the lawsuit. Ducommun intends to defend itself vigorously against the lawsuit. Ducommun, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action of approximately $1.5 million at September 29, 2012. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, at the West Covina landfill the Company preliminarily estimates that the range of its future liabilities in connection with the landfill is between approximately $0.6 million and $3.3 million. The Company has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $0.6 million at September 29, 2012. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Note 11. Business Segment Information

The Company’s subsidiaries are organized into two strategic businesses, each of which is a reportable operating segment.

Financial information by reportable operating segment is set forth below:

	(In thousands)
	Three Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011	% Change	September 29, 2012	October 1, 2011	% Change

Net Sales
Ducommun AeroStructures	$76,655	$75,076	2.1%	$227,832	$223,890	1.8%
Ducommun LaBarge Technologies	107,442	110,004	-2.3%	325,313	168,786	92.7%

Total Net Sales	$184,097	$185,080	-0.5%	$553,145	$392,676	40.9%

Segment Operating Income (1)
Ducommun AeroStructures	$7,410	$6,503		$21,575	$22,414
Ducommun LaBarge Technologies	10,472	7,287		29,260	12,129

	17,882	13,790		50,835	34,543
Corporate General and Administrative Expenses (2) (3)	(3,642)	(4,158)		(10,724)	(23,245)

Total Operating Income	$14,240	$9,632		$40,111	$11,298

Depreciation and Amortization Expenses:
Ducommun AeroStructures	$2,903	$2,681		$7,200	$7,710
Ducommun LaBarge Technologies	4,710	4,745		14,139	6,725
Corporate Administration	42	29		122	37

	$7,655	$7,455		$21,461	$14,472

Capital Expenditures:
Ducommun AeroStructures	$2,074	$2,838		$6,360	$6,972
Ducommun LaBarge Technologies	1,472	2,494		5,921	3,970
Corporate Administration	21	50		49	244

Total Capital Expenditures	$3,567	$5,382		$12,330	$11,186

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $6 thousand and $0.3 million of merger-related transaction expenses related to the LaBarge acquisition in the three months and $0.3 million and $11.8 million in the nine months ended September 29, 2012 and October 1, 2011, respectively.
(3)	Certain expenses, previously incurred at the operating segments, are now included in the corporate general and administrative expenses as a result of the Company’s organizational changes.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	September 29,	December 31,
	2012	2011
Total Assets:
Ducommun AeroStructures	$254,303	$240,950
Ducommun LaBarge Technologies	482,821	495,247
Corporate Administration	58,127	71,890

Total Assets	$795,251	$808,087

Goodwill and Intangibles:
Ducommun AeroStructures	$68,172	$70,314
Ducommun LaBarge Technologies	272,996	281,385

Total Goodwill and Intangibles	$341,168	$351,699

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ducommun Incorporated (“Ducommun” or the “Company”) provides engineering and manufacturing services primarily to the aerospace and defense industry through a wide spectrum of electronics and structural applications. We design, engineer and manufacture mission-critical aerostructure components and subassemblies and a broad range of electronic, electromechanical and interconnect systems and components. We also provide engineering, technical and program management services (including design, development, and integration and testing of prototype products) principally for advanced weapons and missile defense systems. Our products and services are used on domestic and foreign commercial and military aircraft, helicopter, missile and space programs, as well as in certain industrial, natural resources, medical and other commercial markets. We operate through two primary business units: Ducommun LaBarge Technologies (“DLT”) and Ducommun AeroStructures (“DAS”).

A summary of highlights for the third quarter ended September 29, 2012 includes:

•	Net income was $5.1 million, or $0.48 per diluted share, for the third quarter of 2012;

•	Cash generated from operating activities in the third quarter of 2012 was $5.7 million, an improvement of $11.7 million compared to the third quarter of 2011;

•	The Company made a voluntary $10.0 million principal pre-payment on its term loan; and

•	Firm backlog at the end of the third quarter of 2012 was approximately $642.2 million.

In connection with the acquisition of LaBarge on June 28, 2011, the Company borrowed $190.0 million under a senior secured term loan and entered into a senior secured revolving credit facility of $60.0 million. Both the term loan and the revolving credit facility provide the option of choosing the LIBOR rate (with a Libor rate floor of 1.25%) plus 4.25%, or the Alternate Base Rate (with an Alternate Base Rate floor of 2.25%) plus 3.25%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. The term loan requires quarterly principal payments of $0.5 million beginning on September 30, 2011 and mandatory pre-payment of certain amounts of excess cash flow on an annual basis beginning in 2012. Principal payments of $0.5 million were paid in September and December 2011, and March, June, and September 2012. On September 28, 2012, a voluntary principal pre-payment of $10.0 million was made, eliminating all required quarterly principal payments going forward. The revolving credit facility matures on June 28, 2016 and the term loan matures on June 30, 2017. The revolving credit facility and term loan contain minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and maximum leverage ratio covenants under certain circumstances, as well as limitations on future disposition of property, capital expenditures, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness.

In connection with the acquisition of LaBarge, the Company also issued $200.0 million of senior unsecured notes with interest of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning in 2012 and ending 2018, at which time the entire principal amount is due. The first interest payment was made in January 2012 and the third payment was made in July 2012.

The LaBarge acquisition allowed the Company to expand its presence significantly in the aerospace and defense markets, as well as diversify its sales base across new markets, including industrial, natural resources, medical and other commercial end-use markets. More specifically, the Company realized the following benefits from the LaBarge acquisition:

•	Strengthened its market position as a significant Tier 2 supplier for both structural and electronic assemblies;

•	Diversified its end-use markets;

•	Expanded its platforms work content on existing programs and capabilities on new and existing programs;

•	Increased value-added manufacturing services content in its product portfolio;

•	Expanded its technology product portfolio; and

•	Realized potential synergies.

For the three months ended September 29, 2012, we generated sales of $184.1 million and recorded net income of $5.1 million. Both EBITDA and Adjusted EBITDA for the three months ended September 29, 2012 were $21.9 million. See below for certain information regarding EBITDA and Adjusted EBITDA, including reconciliations of EBITDA and Adjusted EBITDA to net income. We view EBITDA and Adjusted EBITDA as important operating performance measures that serve as a basis for measuring business segment operating performance. We use EBITDA and Adjusted EBITDA internally as complementary financial measures to evaluate the performance of our businesses and, when viewed with our GAAP financial results and accompanying reconciliations, we believe they provide additional useful information to gain an understanding of the factors and trends affecting our businesses. We have expanded our operations significantly through the recent LaBarge acquisition. As a result, our operating income has included significant charges for amortization and merger-related transaction and change-in-control compensation expenses. EBITDA and Adjusted EBITDA exclude these charges, as applicable, and provide meaningful information about the operating performance of our businesses apart from the amortization and merger-related transactions and change-in-control compensation expenses, as well as interest and tax expenses.

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

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

•	They do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	They do not reflect changes in, or cash requirements for, our working capital needs;

•	They do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	They are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;

•	They do not reflect the impact on earnings of charges resulting from matters unrelated to our ongoing operations; and

•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently from us, limiting their usefulness as comparative measures.

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

However, the Company believes that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our results of operations because these measures:

•

Are widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such terms, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;

•	Help investors to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating performance; and

•	Are used by our management team for various other purposes in presentations to our Board of Directors as a basis for strategic planning and forecasting.

The following financial items have been added back to our net income when calculating EBITDA and Adjusted EBITDA, as applicable:

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Merger–related expenses, including change-in-control compensation, may be useful to investors for determining current cash flow;

•	Interest expense may be useful to investors for determining current cash flow; and

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA. Adjusted EBITDA for the third quarter of 2012 increased to $21.9 million, or 11.9% of sales, compared to $19.8 million, or 10.7% of sales, for the comparable period last year. Adjusted EBITDA for the nine months of 2012 increased to $62.1 million, or 11.3% of sales, compared to $39.9 million, or 10.2% of sales, for the comparable period last year.

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net income	$5,105	$961	$13,002	$911
Depreciation & amortization (1)	7,654	7,455	21,461	14,472
Interest expense (2)	8,241	8,256	24,714	10,047
Income tax expense	894	415	2,395	340

EBITDA	$21,894	$17,087	$61,572	$25,770

Merger-related transaction expenses (3)	6	308	268	11,785
Merger-related change-in-control compensation expenses (4)	1	2,374	434	2,374

	7	2,682	702	14,159

Adjusted EBITDA	$21,901	$19,769	$62,274	$39,929

(1)	Includes amortization of intangibles and additional depreciation expense related to the LaBarge acquisition and prior acquisitions.
(2)	Includes deferred financing costs in connection with the LaBarge acquisition.
(3)	Includes investment banking, accounting, legal, tax and valuation expenses as a direct result of the LaBarge acquisition.
(4)	Merger-related transaction cost resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge acquisition.

Critical Accounting Policies

There have been no changes in the Company’s significant accounting policies during the nine months ended September 29, 2012. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2011.

Goodwill

The Company performs its annual goodwill impairment test during the fourth quarter. As of December 31, 2011, the date of the most recent annual impairment test, the DAS, DLT and Miltec reporting units had $57.2 million, $98.2 million, and $8.4 million of recorded goodwill, respectively. However, certain factors may result in the need to perform an impairment test prior to the fourth quarter, including significant underperformance of the Company’s business relative to expected operating results, significant adverse economic and industry trends, significant decline in the Company’s market capitalization for an extended period of time relative to net book value, or a decision to divest an individual business within a reporting unit. Based upon the Company’s assessment of these factors in connection with the preparation of the Company’s second quarter financial statements, given a decline in the Company’s stock price in the second quarter of 2012, which has since recovered, the Company performed an interim impairment test for the DLT reporting unit using a discounted cash flow analysis and evaluated whether any adverse economic or industry trends would negatively affect the conclusions drawn from the prior period discounted cash flow analysis of DLT. The results of the Company’s interim impairment evaluation indicated that the fair value of the DLT reporting unit exceeded its carrying value by 9% and the Company in turn concluded that the DLT reporting unit’s goodwill was not impaired based on the interim impairment evaluation.

The Company determined it was not necessary to perform an interim impairment assessment for the DLT reporting unit during the three months ended September 29, 2012, based on the DLT reporting unit financial performance. The Company does not believe that there were any negative qualitative factors or events or changes in circumstances since the June 30, 2012 assessment that makes it more likely than not that the fair value of the DLT reporting unit has decreased below its carrying amount.

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

The fair values of the DAS and Miltec reporting units had exceeded their carrying values by 20% and 14%, respectively, as of the most recent annual impairment test on December 31, 2011. The Company determined it was not necessary to perform an interim impairment assessment for the DAS and Miltec reporting units during the nine months ended September 29, 2012, based upon their financial performance. The Company does not believe that there were negative qualitative factors or any events or changes in circumstances since December 31, 2011 that make it more likely than not that the fair values of those reporting units have decreased below their carrying amounts. However, impairment charges could be triggered in the future if:

•	the Company’s stock price were to decline for an extended period of time and the reporting units begin to underperform for the reasons below;

•	failure to win new business; and/or

•	increased competition resulting in pressure on operating margins and cash flow.

The Company will perform its annual goodwill impairment test by the end of the fourth quarter.

Results of Operations

Third Quarter of 2012 Compared to Third Quarter of 2011

Sales, gross profit as a percentage of sales, selling, general and administrative expenses as a percentage of sales, the effective tax rate and the diluted earnings per share in the third quarter of 2012 and 2011, respectively, were as follows:

	(in thousands)
	Three Months Ended
	September 29, 2012	October 1, 2011

Sales	$184,097	$185,080
Gross Profit % of Sales	19.3%	18.5%
SG&A Expenses % of Sales	11.6%	13.3%
Effective Tax Rate	14.9%	30.2%
Diluted Earnings Per Share	$0.48	$0.09

The Company’s net sales by end-use market and segment during the third quarters of 2012 and 2011, respectively, were approximately as follows:

Net Sales by Market

Sales		(in thousands)
Consolidated Ducommun		Three Months Ended
		September 29,	October 1,	% Sales
	Change	2012	2011	2012	2011
Military & Space	$367	$94,945	$94,578	51.6%	51.1%
Commercial Aerospace	5,015	49,161	44,146	26.7	23.9
Natural Resources	(5,012)	12,125	17,137	6.6	9.3
Industrial	(1,719)	15,815	17,534	8.6	9.5
Medical & Other	366	12,051	11,685	6.5	6.3

Total	$(983)	$184,097	$185,080	100.0%	100.0%

Sales		(in thousands)
Ducommun Aerostructures		Three Months Ended
		September 29,	October 1,	% Sales
	Change	2012	2011	2012	2011
Military & Space	$(1,597)	$34,155	$35,752	44.6%	47.6%
Commercial Aerospace	3,176	42,500	39,324	55.4	52.4

Total	$1,579	$76,655	$75,076	100.0%	100.0%

Sales		(in thousands)
Ducommun LaBarge Technologies		Three Months Ended
		September 29,	October 1,	% Sales
	Change	2012	2011	2012	2011
Military & Space	$1,964	$60,790	$58,826	56.6%	53.5%
Commercial Aerospace	1,839	6,661	4,822	6.2	4.4
Natural Resources	(5,012)	12,125	17,137	11.3	15.6
Industrial	(1,719)	15,815	17,534	14.7	15.9
Medical & Other	366	12,051	11,685	11.2	10.6

Total	$(2,562)	$107,442	$110,004	100.0%	100.0%

The Company had substantial sales to Boeing, Raytheon, Spirit AeroSystems, Owens-Illinois, and the U.S. Government. During the third quarters of 2012 and 2011, sales to these customers were as follows:

Net Sales to Top Customers

	(in thousands)
	Three Months Ended
	September 29,	October 1,
	2012	2011
Sales
Boeing	$31,079	$30,099
Raytheon	13,189	16,715
Spirit AeroSystems	10,487	7,628
Owens-Illinois	8,395	10,167
U.S. Government	8,324	5,151

Total	$71,474	$69,760

(In thousands)
September 29,
2012
Receivables
Boeing	$11,067
Raytheon	9,949
Owens-Illinois	7,868
Spirit AeroSystems	5,725

Total	$34,609

The sales and receivables relating to Boeing, Raytheon, Owens-Illinois, and Spirit AeroSystems are diversified over a number of different military and space, commercial, aerospace, natural resources, industrial medical and other programs.

Sales for the third quarter of 2012 decreased slightly to $184.1 million as compared to $185.1 million for the same period ended 2011. Lower sales at DLT were partially offset by higher sales at DAS.

Cost of Sales and Gross Profit

	(in thousands)
	Three Months Ended
	September 29,	October 1,
	2012	2011
Cost of Sales	$148,516	$150,891
% of Net Sales	80.7%	81.5%
Gross Profit	$35,581	$34,189
% of Net Sales	19.3%	18.5%

Gross profit margins vary considerably by contract. The increase in both gross profit dollars and margins in the third quarter of 2012 was primarily due to the increase in the proportion of sales of higher margin products at both DLT and DAS. Gross profit margin for the third quarter of 2011 was negatively impacted by an inventory step-up write-off related to the LaBarge acquisition.

Selling, General and Administrative Expenses

	(in thousands)
	Three Months Ended
	September 29,	October 1,
	2012	2011
Selling, General and Administrative Expenses	$21,340	$24,557
% of Net Sales	11.6%	13.3%

The SG&A expenses decreased primarily due to $2.7 million of non-recurring merger-related transaction expenses related to the acquisition of LaBarge included in the third quarter of 2011 and integration cost synergies realized in the third quarter of 2012.

Interest Expense

	(in thousands)
	Three Months Ended
	September 29,	October 1,
	2012	2011
Interest Expense	$8,241	$8,256
% of Net Sales	4.5%	4.5%

The slight decrease in interest expense was due to lower levels of debt.

Income Tax Expense

	(in thousands)
	Three Months Ended
	September 29,	October 1,
	2012	2011
Income Tax Expense	$894	$415
Effective Tax Rate	14.9%	30.2%

The increase in income tax expense in the third quarter of 2012 was primarily due to higher income before taxes in the 2012 period compared to 2011. The Company had an effective tax rate of 14.9% in the third quarter of 2012, compared to an effective tax rate of 30.2% in the third quarter of 2011. The effective tax rate for the third quarter of 2012 benefitted from expiring federal tax statues and a favorable resolution of an open tax year that was subject to examination. The Company’s effective tax rate for the third quarter of 2012 reflected no current year federal research and development tax benefits; whereas, the effective tax rate for the 2011 period included federal research and development tax benefits.

Net Income

The Company had net income of $5.1 million, or $0.48 per diluted share, for the three months ended September 29, 2012, compared to net income of $1.0 million, or $0.09 per diluted share, for the three months ended October 1, 2011.

Business Segment Performance

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

DUCOMMUN INCORPORATED AND SUBSIDIARIES

BUSINESS SEGMENT PERFORMANCE

(In thousands)

(Unaudited)

	Three Months Ended
	September 29,	October 1,
	2012	2011	Change
Net Sales
Ducommun AeroStructures	$76,655	$75,076	2.1%
Ducommun LaBarge Technologies	107,442	110,004	-2.3%

Total Net Sales	$184,097	$185,080	-0.5%

Segment Operating Income (1)
Ducommun AeroStructures	$7,410	$6,503
Ducommun LaBarge Technologies (5)	10,472	7,287

	17,882	13,790
Corporate General and Administrative Expenses (3)(5)	(3,642)	(4,158)

Total Operating Income	$14,240	$9,632

EBITDA (1)
Ducommun AeroStructures
Operating Income	$7,410	$6,503
Depreciation and Amortization	2,903	2,681

	10,313	9,184

Ducommun LaBarge Technologies
Operating Income	10,472	7,287
Depreciation and Amortization	4,710	4,745

	15,182	12,032

Corporate General and Administrative Expenses (2)(3)
Operating Income/(Loss)	(3,642)	(4,158)
Depreciation and Amortization	42	29

	(3,600)	(4,129)

EBITDA	$21,895	$17,087

Adjusted EBITDA
Merger-related transaction expenses (2)(4)	6	308
Merger-related change-in-control compensation expenses (5)	1	2,374

	7	2,682

Adjusted EBITDA	$21,902	$19,769

Capital Expenditures:
Ducommun AeroStructures	$2,074	$2,838
Ducommun LaBarge Technologies	1,472	2,494
Corporate Administration	21	50

Total Capital Expenditures	$3,567	$5,382

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $6 thousand and $0.3 million of merger-related transaction expenses related to the LaBarge acquisition in the three months ended September 29, 2012 and October 1, 2011, respectively.
(3)	Certain expenses, previously incurred by the operating units, are now included in the corporate general and administrative expense as a result of the Company’s organizational changes.
(4)	Includes investment banking, accounting, legal, tax and valuation expenses as a direct result of the LaBarge acquisition.
(5)	Includes approximately $1 thousand and $2.4 million of merger-related transaction costs resulting from a change- in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge acquisition in the three months ended September 29, 2012 and October 1, 2011, respectively.

Ducommun AeroStructures: DAS segment net sales for the third quarter of 2012 were $76.7 million, compared to net sales of $75.1 million in the third quarter of 2011. The increase in sales was due to higher sales of large commercial aircraft and military helicopter products which were partially offset by lower sales of regional aircraft and military fixed wing products.

Ducommun LaBarge Technologies: DLT segment net sales for the third quarter of 2012 were $107.4 million, compared to net sales of $110.0 million in the third quarter of 2011. The decrease in sales was due to lower sales in the natural resources and industrial markets, partially offset by higher sales of large commercial aircraft and military fixed wing products.

DAS segment operating income and EBITDA were higher in the third quarter of 2012, compared to the third quarter of 2011. Operating income for the third quarter of 2012 was $7.4 million, or 9.7% of sales, compared to $6.5 million, or 8.7% of sales, in the comparable period in 2011. Operating income increased in the 2012 period primarily due to a higher proportion of sales of higher margin products. EBITDA was $10.3 million, or 13.4% of sales, compared with EBITDA of $9.2 million, or 12.2% of sales, for the prior year period.

DLT segment operating income and EBITDA were up in the third quarter of 2012 compared to the third quarter of 2011. Operating income for the third quarter of 2012 was $10.5 million, or 9.8% of sales, compared to operating income of $7.3 million, or 6.6% of sales, in the comparable period in 2011. Operating income increased in the third quarter of 2012 primarily due to $2.7 million of non-recurring merger-related transaction expenses related to the acquisition of LaBarge included in the third quarter of 2011 and integration cost synergies realized in the third quarter of 2012. EBITDA was $15.2 million, or 14.1% of sales, compared with EBITDA of $12.0 million, or 10.9% of sales, in the third quarter of 2011.

Corporate General and Administrative Expenses (“CG&A”) were down in the third quarter of 2012 compared to the third quarter of 2011. CG&A expenses for the third quarter 2012 were $3.6 million, or 2.0% of sales, compared to $4.2 million, or 2.2% of sales, in the 2011 third quarter. CG&A decreased in the third quarter of 2012 primarily due to lower people related expenses and 2011 merger-related transaction expenses of approximately $0.3 million from the LaBarge acquisition. Excluding merger-related transaction expenses, CG&A for the third quarter of 2011 would have been approximately $3.8 million, or 2.1% of sales.

Nine Months of 2012 Compared to Nine Months of 2011

Sales, gross profit as a percentage of sales, selling, general and administrative expenses as a percentage of sales, the effective tax rate and the diluted earnings per share during the nine months of 2012 and 2011, respectively, were as follows:

	(in thousands)
	Nine Months Ended
	September 29,	October 1,
	2012	2011
Sales	$553,145	$392,676
Gross Profit % of Sales	19.2%	18.7%
SG&A Expenses % of Sales	11.9%	15.9%
Effective Tax Rate	15.6%	27.2%
Diluted Earnings Per Share	$1.23	$0.09

The Company’s net sales by end-use market and segment during the nine months of 2012 and 2011, respectively, were approximately as follows:

Net Sales by Market

Sales Consolidated Ducommun		(in thousands)
		Nine Months Ended
	Change	September 29,	October 1,	% Sales
		2012	2011	2012	2011
Military & Space	$65,960	$271,755	$205,795	49.1%	52.4%
Commercial Aerospace	12,302	152,827	140,525	27.6	35.8
Natural Resources	29,286	46,423	17,137	8.4	4.4
Industrial	31,012	48,546	17,534	8.8	4.5
Medical & Other	21,909	33,594	11,685	6.1	3.0

Total	$160,469	$553,145	$392,676	100.0%	100.0%

Sales Ducommun Aerostructures		(in thousands)
		Nine Months Ended
		September 29,	October 1,	% Sales
	Change	2012	2011	2012	2011
Military & Space	$(2,701)	$99,259	$101,960	43.6%	45.5%
Commercial Aerospace	6,643	128,573	121,930	56.4	54.5

Total	$3,942	$227,832	$223,890	100.0%	100.0%

Sales Ducommun LaBarge Technologies	Change	(in thousands)
		Nine Months Ended
		September 29,	October 1,	% Sales
		2012	2011	2012	2011
Military & Space	$68,661	$172,496	$103,835	53.0%	61.5%
Commercial Aerospace	5,659	24,254	18,595	7.5	11.0
Natural Resources	29,286	46,423	17,137	14.3	10.2
Industrial	31,012	48,546	17,534	14.9	10.4
Medical & Other	21,909	33,594	11,685	10.3	6.9

Total	$156,527	$325,313	$168,786	100.0%	100.0%

The Company had substantial sales to Boeing, Raytheon, Spirit AeroSystems, Owens-Illinois, and Schlumberger. During the nine months of 2012 and 2011, sales to these customers were as follows:

Net Sales to Top Customers

	(in thousands)
	Nine Months Ended
	September 29,	October 1,
Sales	2012	2011
Boeing	$89,582	$84,302
Raytheon	36,535	34,009
Spirit AeroSystems	30,561	21,593
Owens-Illinois	26,496	10,227
Schlumberger	24,852	9,397

Total	$208,026	$159,528

The sales relating to Boeing, Raytheon, Spirit AeroSystems, Owens-Illinois, and Schlumberger are diversified over a number of different military and space, commercial, aerospace, natural resources, industrial medical and other programs.

Sales during the nine months of 2012 increased 40.9% to $553.1 million as compared to $392.7 million for the same period ended 2011, primarily due to higher sales of $160.8 million from the LaBarge acquisition.

Cost of Sales and Gross Profit

	(in thousands)
	Nine Months Ended
	September 29,	October 1,
	2012	2011
Cost of Sales	$447,143	$319,075
% of Net Sales	80.8%	81.3%
Gross Profit	$106,002	$73,601
% of Net Sales	19.2%	18.7%

Gross profit margins vary considerably by contract. The increase in both gross profit dollars and margins in 2012 was primarily due to the increase in gross profit from the LaBarge acquisition, partially offset by lower gross profit dollars and margins from engineering services.

Selling, General and Administrative Expenses

	(in thousands)
	Nine Months Ended
	September 29,	October 1,
	2012	2011
Selling, General and Administrative Expenses	$65,891	$62,303
% of Net Sales	11.9%	15.9%

The SG&A expenses increased primarily due to SG&A expenses from the newly acquired LaBarge organization of $15.8 million (including $5.8 million for amortization of intangibles), partially offset by approximately $11.8 million of lower merger-related transaction expense from the LaBarge acquisition and integration cost synergies realized in the nine months of 2012.

Interest Expense

	(in thousands)
	Nine Months Ended
	September 29,	October 1,
	2012	2011
Interest Expense	$24,714	$10,047
% of Net Sales	4.5%	2.6%

The increase in interest expense was due to higher levels of debt and associated interest rates related to the LaBarge acquisition.

Income Tax Expense

	(in thousands)
	Nine Months Ended
	September 29,	October 1,
	2012	2011
Income Tax Expense	$2,395	$340
Effective Tax Rate	15.6%	27.2%

The increase in income tax expense during the nine months of 2012 was primarily due to higher income before taxes in the 2012 period compared to 2011. The Company had an effective tax rate of 15.6% for the nine months ended September 29, 2012, compared to an effective tax rate of 27.2% for the nine months ended October 1, 2011. The effective tax rate for the nine months of 2012 benefitted from the LaBarge acquisition which allows the Company to file a state consolidated tax return (“combined report”) in certain states. This lower tax rate reduced the Company’s tax provision by approximately $1.6 million. The effective tax rate for the nine months ended September 29, 2012 also benefitted from expiring federal tax statutes and a favorable resolution of an open tax year that was subject to examination. The Company’s effective tax rate for the nine months ended September 29, 2012 reflected no current year federal research and development tax benefits and the effective tax rate for the nine months of 2011 included federal research and development tax benefits.

Net Income

The Company had net income of $13.0 million, or $1.27 per diluted share, for the nine months ended September 29, 2012, compared to net income of $0.9 million, or $0.09 per diluted share, for the nine months ended October 1, 2011.

Business Segment Performance

The Company’s subsidiaries are organized into two strategic businesses, each of which is a reportable operating segment.

We currently generate a majority of our revenue from customers in the aerospace and defense industry. In addition, we service technology driven markets in the industrial, natural resources and medical end-use markets. The following table summarizes our net sales by business segment. The loss of one or more of our major customers, an economic downturn or a reduction in commercial aircraft production rates or defense markets could have a material adverse effect on our business.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

BUSINESS SEGMENT PERFORMANCE

(In thousands)

(Unaudited)

	Nine Months Ended
	September 29,	October 1,
	2012	2011	Change
Net Sales
Ducommun AeroStructures	$227,832	$223,890	1.8%
Ducommun LaBarge Technologies	325,313	168,786	92.7%

Total Net Sales	$553,145	$392,676	40.9%

Segment Operating Income (1)
Ducommun AeroStructures	$21,575	$22,414
Ducommun LaBarge Technologies (5)	29,260	12,129

	50,835	34,543
Corporate General and Administrative Expenses (3)(5)	(10,724)	(23,245)

Total Operating Income	$40,111	$11,298

EBITDA (1)
Ducommun AeroStructures
Operating Income	$21,575	$22,414
Depreciation and Amortization	7,200	7,710

	28,775	30,124

Ducommun LaBarge Technologies
Operating Income	29,260	12,129
Depreciation and Amortization	14,139	6,725

	43,399	18,854

Corporate General and Administrative Expenses (2)(3)
Operating Income/(Loss)	(10,724)	(23,245)
Depreciation and Amortization	122	37

	(10,602)	(23,208)

EBITDA	$61,572	$25,770

Adjusted EBITDA
Merger-related transaction expenses (2)(4)	268	11,785
Merger-related change-in-control compensation expenses (5)	434	2,374

	702	14,159

Adjusted EBITDA	$62,274	$39,929

Capital Expenditures:
Ducommun AeroStructures	$6,360	$6,972
Ducommun LaBarge Technologies	5,921	3,970
Corporate Administration	49	244

Total Capital Expenditures	$12,330	$11,186

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $0.3 million and $11.8 million of merger-related transaction expenses related to the LaBarge acquisition in the nine months ended September 29, 2012 and October 1, 2011, respectively.
(3)	Certain expenses, previously incurred by the operating units, are now included in the corporate general and administrative expense as a result of the Company’s organizational changes.
(4)	Includes investment banking, accounting, legal, tax and valuation expenses as a direct result of the LaBarge acquisition.
(5)	Includes approximately $0.4 million and $2.4 million of merger-related transaction costs resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge acquisition in the nine months ended September 29, 2012 and October 1, 2011, respectively.

Ducommun AeroStructures: DAS segment net sales for the nine months ended September 29, 2012 were $227.8 million, compared to net sales of $223.9 million in the nine months ended October 1, 2011. The increase in sales 2012 was primarily due to higher sales of large commercial aircraft and military helicopter products which were partially offset by lower sales of regional aircraft and military fixed wing products.

Ducommun LaBarge Technologies: DLT segment net sales for the nine months ended September 29, 2012 were $325.3 million, compared to $168.8 million in the nine months ended October 1, 2011, reflecting increased sales of $160.8 million from the acquisition of LaBarge.

DAS segment operating income and EBITDA were down in the nine months of 2012 compared to the nine months of 2011. Operating income for the nine months of 2012 was $21.6 million, or 9.5% of sales, compared to $22.4 million, or 10.0% of sales, in the comparable period in 2011. Operating income decreased in the 2012 period primarily due to a higher proportion of sales of lower margin products. EBITDA was $28.8 million, or 12.6% of sales, compared with EBITDA of $30.1 million, or 13.5% of sales, for the prior year period.

DLT segment operating income and EBITDA were up in the nine months of 2012 compared to the nine months of 2011. Operating income for the nine months of 2012 was $29.3 million, or 9.0% of sales, compared to operating income of $12.1 million, or 8.2% of sales in the comparable period in 2011. Operating income increased in the 2012 period primarily due to $16.9 million of increased operating income from the LaBarge acquisition. EBITDA was $43.4 million, or 13.3% of sales, compared with EBITDA of $18.9 million, or 11.2% of sales, in the nine months of 2011.

Corporate General and Administrative Expenses (“CG&A”) were down in the nine months of 2012 compared to the nine months of 2011. CG&A expenses for the nine months of 2012 were $10.7 million, or 1.9% of sales, compared to $23.2 million, or 5.9% of sales, in the nine months of 2011. CG&A decreased in the nine months of 2012 primarily due to the reduction in merger-related transaction expenses of approximately $11.8 million from the LaBarge acquisition and integration cost synergies. Excluding transaction-related expenses, CG&A expenses for the nine months of 2011 would have been approximately $11.5 million, or 2.9% of sales.

Backlog

Backlog is subject to delivery delays or program cancellations, which are beyond our control. As of September 29, 2012, firm backlog was $642.2 million, compared to $636.4 million at December 31, 2011. The increase in backlog is mainly due to higher backlog for military and space programs and commercial aerospace programs, partially offset by lower backlog of natural resources and industrial products. Approximately $162.0 million of total backlog is expected to be delivered during the remainder of 2012. Trends in the Company’s overall level of backlog, however, may not be indicative of trends in future sales because the Company’s backlog is affected by timing differences in the placement of customer orders and because the Company’s backlog tends to be concentrated in several programs to a greater extent than sales.

Backlog at September 29, 2012 was as follows:

	(in thousands)
Ducommun Incorporated	Change	September 29, 2012	December 31, 2011
Military & Space	$14,078	$368,587	$354,509
Commercial Aerospace	12,368	204,585	192,217
Natural Resources	(11,340)	28,109	39,449
Industrial	(4,860)	21,530	26,390
Medical & Other	(4,375)	19,418	23,793

Total	$5,871	$642,229	$636,358

	(in thousands)
Ducommun AeroStructures	Change	September 29, 2012	December 31, 2011
Military & Space	$(28,663)	$113,091	$141,754
Commercial Aerospace	10,711	181,744	171,033

Total	$(17,952)	$294,835	$312,787

	(in thousands)
Ducommun LaBarge Technologies	Change	September 29, 2012	December 31, 2011
Military & Space	$42,741	$255,496	$212,755
Commercial Aerospace	1,657	22,841	21,184
Natural Resources	(11,340)	28,109	39,449
Industrial	(4,860)	21,530	26,390
Medical & Other	(4,375)	19,418	23,793

Total	$23,823	$347,394	$323,571

Financial Condition

Cash Flow Summary

Net cash generated from operating activities for the nine months ended September 29, 2012 was $11.4 million while the Company used cash in operating activities of $28.9 million during the nine months ended October 1, 2011. The $40.3 million improvement reflects better working capital management, improved operating efficiency, and higher net income. Net cash used in operating activities during the nine months of 2011 was also negatively impacted by $11.8 million of merger-related transaction expenses.

Net cash used in investing activities for the nine months of 2012 was $12.3 million. This consisted of $12.3 million of capital expenditures and proceeds of $18 thousand from the sale of assets. Net cash used in investing activities for the nine months of 2011 was $336.5 million. This consisted of $325.3 million for the acquisition of LaBarge and $0.4 million for the acquisition of Foam Matrix, $11.2 million of capital expenditures and proceeds of $0.4 million from the sale of assets.

Net cash used in financing activities for the nine months of 2012 of $11.7 million included $11.5 million of repayment of senior notes, term loan and revolver debt and $0.2 million net cash effect related to the exercise of stock options. Net cash used in financing activities for the nine months of 2011 of $374.4 million included approximately $390.0 million of borrowings, primarily to finance the acquisition of LaBarge, $0.8 million of repayment of senior notes, term loan and revolver debt, $14.0 million of debt issue cost paid, also related to the acquisition of LaBarge and $0.8 million of dividend payments.

Liquidity and Capital Resources

As of September 29, 2012, the Company had $380.8 million of long-term debt. On September 28, 2012, the Company made a voluntary principal pre-payment of $10.0 million on its senior secured term loan, eliminating all required quarterly principal payments going forward.

At September 29, 2012, the Company had $58.4 million of unused revolving lines of credit, after deducting $1.6 million for outstanding standby letters of credit. The Company had no outstanding revolver loans and was in compliance with all covenants at September 29, 2012.

The weighted average interest rate on borrowings outstanding was 7.73% at September 29, 2012, compared to 7.66% at October 1, 2011. The carrying amount of long-term debt approximates fair value based on the terms of the related debt, recent transactions and estimates using interest rates currently available to the Company for debt with similar terms and remaining maturities.

In connection with the acquisition of LaBarge on June 28, 2011, the Company borrowed $190.0 million under a senior secured term loan and entered into a senior secured revolving credit facility of $60.0 million. Both the term loan and the credit facility provide the option of choosing the LIBOR rate (with a Libor rate floor of 1.25%) plus 4.25%, or the Alternate Base Rate (with an Alternate Base Rate floor of 2.25%) plus 3.25%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. The term loan requires quarterly principal payments of $0.5 million beginning on September 30, 2011 and mandatory pre-payment of certain amounts of excess cash flow on an annual basis beginning 2012. Principal payments of $0.5 million were paid in September and December 2011, and March, June and September 2012. The revolving credit facility matures on June 28, 2016 and the term loan matures on June 30, 2017. The revolving credit facility and term loan contain minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and maximum leverage ratio covenants under certain circumstances, as well as limitations on future disposition of property, capital expenditures, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness.

In connection with the acquisition of LaBarge, the Company also issued $200.0 million of senior unsecured notes with interest of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning in 2012. The senior unsecured notes mature on July 15, 2018, at which time the entire principal amount is due.

In connection with the DAS-New York acquisition in December 2008, the Company issued a promissory note in the initial principal amount of $7.0 million with interest of 5% per annum payable annually on each anniversary of the closing date (December 23). Principal of the promissory note in the amount of $4.0 million was paid on June 23, 2011 and $3.0 million is payable December 23, 2013.

The Company expects to spend a total of approximately $15.0 million for capital expenditures in 2012 as compared to $14.5 million in 2011. The increase in capital expenditures in 2012 from 2011 is principally to support new contract awards at DAS and DLT, including offshore manufacturing expansion. The Company believes the ongoing subcontractor consolidation makes acquisitions an increasingly important component of the Company’s future growth. The Company will continue to make prudent acquisitions and capital expenditures for manufacturing equipment and facilities to support long-term contracts for commercial and military aircraft programs, defense, medical, natural resources, industrial and other commercial markets. As part of the Company’s strategic direction in moving to a Tier 2 supplier, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.

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

As of September 29, 2012, the Company expects to make the following payments on its contractual obligations:

	(in thousands)
		Payments Due by Period
		Remainder	2013-	2015-	After
Contractual Obligations	Total	of 2012	2014	2016	2016
Long-term debt	$380,763	$13	$3,072	$52	$377,626
Operating leases	17,499	1,941	9,393	4,109	2,056
Pension liability	18,255	366	2,819	3,032	12,038

Total	$416,517	$2,320	$15,284	$7,193	$391,720

Ducommun is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas (the “District Court”). The lawsuit is a qui tam action brought by three former Boeing employees (“Relators”) against Boeing and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Commercial Airplane Group-Wichita Division which were installed by Boeing in aircraft ultimately sold to the United States Government. The number of Boeing aircraft subject to the lawsuit has been reduced to 21 aircraft following the District Court’s granting of partial summary judgment in favor of Boeing and Ducommun. The lawsuit seeks damages, civil penalties and other relief from the defendants for presenting or causing to be presented false claims for payment to the United States Government. Although the amount of alleged damages are not specified, the lawsuit seeks damages in an amount equal to three times the amount of damages the United States Government sustained because of the defendants’ actions, plus a civil penalty of $10 thousand for each false claim made on or before September 28, 1999, and $11 thousand for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. One of Relators’ experts has opined that the United States Government’s damages are in the amount of $833 million. After investigating the allegations, the United States Government has declined to intervene in the lawsuit. Ducommun intends to defend itself vigorously against the lawsuit. Ducommun, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

DAS has been directed by California environmental agencies to investigate and take corrective action for ground water contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, the Company has established a reserve for its estimated liability for such investigation and corrective action of approximately $1.5 million at December 31, 2011. DAS also faces liability as a potentially responsible party for hazardous waste disposed at two landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to each landfill with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, at the West Covina landfill the Company preliminarily estimates that the range of its future liabilities in connection with the landfill is between approximately $0.6 million and $3.3 million. The Company has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $0.6 million at September 29, 2012. The Company’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations. There was no comprehensive income or loss reported as of September 29, 2012.

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

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations during the three months and nine months ended September 29, 2012.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 3 of the Company’s Form 10-K for the year ended December 31, 2011, as updated for contents of this Form 10-Q (Note 10).

Item 1A.	Risk Factors

See Item 1A of the Company’s Form 10-K for the year ended December 31, 2011 for a discussion of risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company is authorized to issue five million shares of preferred stock. At September 29, 2012 and December 31, 2011, no preferred shares were issued or outstanding.

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

Date: November 7, 2012