Form 10-K
period 2012-12-31
DUCOMMUN INC /DE/
filed 2013-03-04
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-8174

DUCOMMUN INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	95-0693330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23301 Wilmington Avenue, Carson, California	90745-6209
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (310) 513-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2012 was approximately $119 million.

The number of shares of common stock outstanding on January 31, 2013 was 10,594,765.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

(a) Proxy Statement for the 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”), incorporated partially in Part III hereof.

DUCOMMUN INCORPORATED

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. These statements are based on the beliefs and assumptions of our management. Generally, forward-looking statements include information concerning our possible or assumed future actions, events or results of operations. Forward-looking statements specifically include, without limitation, the information in this Form 10-K regarding: future sales, earnings, cash flow, uses of cash and other measures of financial performance, projections or expectations for future operations, our plans with respect to completed acquisitions, future acquisitions and dispositions and expected business opportunities that may be available to us.

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

The information in this Form 10-K is not a complete description of our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Risk Factors” and the following:

•	our ability to manage and otherwise comply with our covenants with respect to our considerable outstanding indebtedness;

•	our ability to service our considerable indebtedness;

•	the cyclicality of our end-use markets and the level of new commercial and military aircraft orders;

•	industry and customer concentration;

•	production rates for various commercial and military aircraft programs;

•	the level of U.S. Government defense spending;

•	compliance with applicable regulatory requirements and changes in regulatory requirements, including regulatory requirements applicable to government contracts and sub-contracts;

•	increasing consolidation of customers and suppliers in our markets;

•	product performance and delivery;

•	our ability to realize further benefits from the LaBarge Acquisition, including growth, cost savings or accretive value;

•	start-up costs, manufacturing inefficiencies and possible overruns on new contracts;

•	our ability to manage the risks associated with international operations and sales;

•	increased design, product development, manufacturing, supply chain and other risks and uncertainties associated with our growth strategy to become a Tier 2 supplier of higher-level assemblies;

•	possible goodwill and other asset impairment;

•	economic and geopolitical developments and conditions;

•	unfavorable developments in the global credit markets;

•	our ability to operate within highly competitive markets;

•	technology changes and evolving industry and regulatory standards;

•	the risk of environmental liabilities;

•	risks associated with other acquisitions and dispositions of businesses by us; and

•	litigation in respect of us.

We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this Form 10-K. We do not undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes.

PART I

ITEM 1.	BUSINESS

GENERAL

Ducommun Incorporated (“Ducommun”, “the Company”, “we”, “us” or “our”) is a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace, defense, industrial, energy, and medical industries. Ducommun differentiates itself as a full-service provider, offering a wide range of value-added products and services in our primary businesses of electronics, structures and integrated solutions. We operate through two primary business units: Ducommun LaBarge Technologies and Ducommun AeroStructures. We are the successor to a business that was founded in California in 1849 and reincorporated in Delaware in 1970.

ACQUISITION

Acquisitions have been an important element of our growth strategy. We have supplemented our organic growth by identifying, acquiring and integrating acquisition opportunities that result in broader, more sophisticated product and service offerings while diversifying and expanding our customer base and markets.

In June 2011, we acquired all of the outstanding stock of LaBarge Inc., (the “LaBarge Acquisition”), a provider of electronics manufacturing services to aerospace, defense and other diverse markets for $325.3 million (net of cash acquired and acquisition costs), funded by internally generated cash, and senior unsecured notes and a senior secured term loan totaling $390.0 million. The LaBarge Acquisition has provided the following benefits:

•	Strengthened our market position as a significant Tier 2 supplier for both structural and electronic assemblies;

•	Diversified our customer base and end-use markets;

•	Expanded our platforms work content on existing programs and capabilities on new and existing programs;

•	Increased value-added manufacturing services content in our product portfolio;

•	Expanded our technology product portfolio; and

•	Realized potential synergies.

For further information, see “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 2. Acquisition.”

We believe we are well positioned to benefit from customers increasingly outsourcing their integrated electronic content on their platforms and consolidating their supplier base to companies with expanded capabilities.

PRODUCTS AND SERVICES

Business Segment Information

We operate through two primary strategic businesses, Ducommun LaBarge Technologies (“DLT”) and Ducommun Aerostructures (“DAS”), each of which is a reportable operating segment. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. DAS designs, engineers and manufactures large, complex contoured aerospace structural components and assemblies and supplies composite and metal bonded structures and assemblies. DAS’s products are used on commercial aircraft, military fixed wing aircraft and military and commercial rotary-wing aircraft.

Concurrent with the LaBarge Acquisition in June 2011, DLT was formed by the combination of our former Ducommun Technologies segment (“DTI”) and LaBarge. DLT designs, engineers and manufactures high-reliability products used in worldwide technology-driven markets including aerospace and defense, natural resources, industrial and medical and other end-use markets. DLT’s product offerings range from prototype development to complex assemblies as discussed in more detail below.

Ducommun LaBarge Technologies (DLT)

DLT has three major product offerings in electronics manufacturing for diverse, high-reliability applications: complex cable assemblies and interconnect systems, printed circuit board assemblies, and higher-level electronic, electromechanical and mechanical assemblies. Components and assemblies are provided principally for domestic and foreign commercial and military fixed wing aircraft, helicopter and space programs as well as selected non-aerospace high-reliability applications for the industrial automation, natural resources (mine automation and drilling), and medical device end-use markets. We build custom, high-performance electronics and electromechanical systems. Our products include sophisticated radar enclosures, aircraft avionics racks and shipboard communications and control enclosures, printed circuit board assemblies, cable assemblies, wire harnesses, and interconnect systems and other high-level complex assemblies. DLT has a highly-integrated production process, including manufacturing, engineering, fabrication, machining, assembly, electronic integration, and related processes. Engineering, technical and program management services (including design, development, and integration and testing of circuit card assemblies and cable assemblies) are provided to a wide range of customers.

In response to customer needs and utilizing our in-depth engineering expertise, DLT is also a leading supplier of engineered products including, illuminated pushbutton switches and panels for aviation and test systems, microwave and millimeter switches and filters for radio frequency systems and test instrumentation, and motors and resolvers for motion control.

DLT also provides engineering expertise for aerospace system design, development, integration, and test. We leverage the knowledge base, capabilities, talent, and technologies of this focused capability into direct support of our customers. Our expertise includes engineering capabilities in systems engineering, aerodynamics, propulsion, guidance-navigation-and control (“GNC”), lethality/warheads, simulations, avionics, structures, software, inertial measurement units, seeker/sensors, and signal/data processing.

Ducommun AeroStructures (DAS)

DAS has three major product offerings to support a global customer base: structural components, structural assemblies and bonded (metal and composite) components. In the structural components products, DAS designs, engineers, and manufactures the largest, most complex contoured aluminum, titanium and Inconel® aerostructure components in the aerospace industry today. Structural assemblies products include winglets and fuselage structural panels for aircraft. Metal and composite bonded structures and assemblies products include aircraft wing spoilers, large fuselage skins, helicopter blades, flight control surfaces and engine components. To support these products, DAS maintains advanced machine milling, stretch-forming, hot forming, metal bonding, composite layup, and chemical milling capabilities and has an extensive engineering capability to support both design and manufacturing.

AEROSPACE AND DEFENSE END-USE MARKETS OVERVIEW

Our largest markets are the aerospace and defense markets. These markets are serviced by suppliers which are stratified, from the lowest value provided to the highest, into four tiers; Tier 3, Tier 2, Tier 1 and original equipment manufacturers (“OEMs”). The OEMs provide the highest value and are also known as prime contractors or primes. The OEMs sell to their customers, who may include, depending upon the application, the U.S Federal Government, foreign, state and local governments, global commercial airline carriers, regional jet carriers and various other customers, as the prime contractor for various programs and platforms. The OEMs also sell to global leasing companies that lease commercial aircraft. A significant portion of our revenue is earned from subcontracts with the primes. Tier 3 suppliers principally provide components or detailed parts. Tier 2 suppliers provide more complex, value-added parts and may also assume more design risk, manufacturing risk, supply chain risk and project management risk than Tier 3 suppliers. Tier 1 suppliers manufacture aircraft sections and purchase assemblies. We compete primarily with Tier 2 and Tier 3 suppliers. Our growth strategy is to differentiate ourselves by providing more complex assemblies to our customers as a Tier 2 supplier.

The commercial aerospace end-use market is highly cyclical and is impacted by the level of air passenger traffic in general, which in turn is influenced by global economic conditions, fuel costs and geo political uncertainties. Factors expected to impact the aerospace end-use markets include the growth rate for new, more fuel efficient commercial aircraft, such as those from the Boeing Corporation (“Boeing”), and the demand for new aircraft by emerging economies in Asia, the Middle East and Latin America and also in more mature markets, such as Europe and North America. Replacement rates of existing aircraft also impact these markets to a lesser degree. Orders for aircraft may also be deferred or cancelled based upon our customers’ ability to obtain financing, which may be impacted by changes in the global credit markets and general economic conditions. Sales into the commercial aerospace end-use market represented 27.3% of our 2012 net sales.

For additional information on sales into our end-use markets, see “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 16. Business Segment Information.”

We believe we are well positioned to participate in the steady projected growth rate for commercial air traffic and build rates for large commercial aircraft for the aircraft manufacturing industry.

Our defense end-use market includes products used in military and space defense technologies and defense structures. The defense end-use market is highly cyclical and is impacted by the level of government defense spending. Government defense spending is impacted by national defense policies and priorities, political climates, fiscal budgetary constraints and the level of global security threats. Factors expected to impact the defense end-use market include the state of global military conflict, terrorist threats or other conflict. In addition, the level of U.S. Federal budget deficits and projected economic growth also impact defense spending. Sales into the military and space end-use market represented 50.9% of our 2012 net sales. We are subject to risk from lower levels of U.S. Government defense spending as discussed further in “Item 1A. Risk Factors.”

We derive a significant portion of our revenue from subcontracts with OEMs. For additional information on significant customers, see “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 15. Major Customers and Concentration of Credit Risk.”

Additional information about our reliance on a selected base of industries and customers and reliance on U.S. Government defense spending for a significant portion of our revenue is included in “Item 1A. Risk Factors.”

NON-AEROSPACE AND DEFENSE END-USE MARKETS OVERVIEW

Our non-aerospace and defense end-use markets, (natural resources, industrial and medical and other) are diverse and are impacted by the customers’ needs for increasing electronic content and a desire to outsource. Factors expected to impact these markets include capital goods spending, industrial goods spending, the number of oil-rigs operating in North America and general economic conditions. Our products are used in industrial test systems, semiconductor fabrication units, glass electronic manufacturing systems, mine automation and control systems, patient monitoring devices, respiratory care devices, biodecontamination equipment and other technology-driven products.

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

Our sales into the industrial medical, natural resources and other commercial markets are customer focused in the various markets and driven primarily by manufacturing outsourcing requirements. For example, our production rates in the down-hole drilling market are driven by the number of oil rigs operating in North America.

We continue to broaden and diversify our customer base in the end-use markets we serve by providing innovative product and service solutions drawing on our core competencies, experience and technical expertise. Net sales in 2012 reflect the full-year impact of the increased diversification provided by the LaBarge Acquisition, as discussed below in Major Customers. Net sales related to military and space (defense technologies and defense structures), commercial aerospace, and non-aerospace and defense end-use markets in 2012 compared to 2011 were as follows:

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

SEASONALITY

The timing of our revenue is governed by the purchasing patterns of our customers, and, as a result, we may not generate revenue equally during the year. No material portion of our business is considered to be seasonal.

MAJOR CUSTOMERS

We currently generate the majority of our revenue from the aerospace and defense industries. As a result, we have significant sales to certain customers. Net sales in 2012 benefitted from the full-year impact of sales from the LaBarge Acquisition and were $747.0 million compared to $580.9 million in 2011. The net sales attributable to LaBarge in 2012 and 2011 were $324.2 million and $175.4 million, respectively. Net sales by major customer were as follows:

With the exception of net sales to the U.S. Government, net sales are diversified over a number of different military and space, commercial, aerospace, natural resources, industrial medical and other products. For additional information on sales to major customers, see “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 15. Major Customers and Concentration of Credit Risk.”

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

We have manufacturing facilities in Thailand and Mexico. The amounts of revenue, profitability and identifiable assets attributable to foreign sales activity were not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2012, 2011 and 2010. Additional information related to risks at our international facilities is included in “Item 1A. Risk Factors.” We are not subject to any significant foreign currency risks since all sales are made in United States dollars. See “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 15. Major Customers and Concentration of Credit Risk” for additional information related to sales to foreign customers.

RESEARCH AND DEVELOPMENT

We perform concurrent engineering with our customers and product development activities under Company-funded programs and under contracts with others. Concurrent engineering and product development activities are performed for commercial, military and space applications. We also perform high-technology systems engineering and analysis, principally under customer-funded contracts, with a focus on sensors system simulation, engineering and integration.

RAW MATERIALS AND COMPONENTS

Raw materials and components used in the manufacture of our products include aluminum, titanium, steel and carbon fibers, as well as a wide variety of electronic interconnect and circuit card assemblies and components. These raw materials are generally available from a number of vendors and are generally in adequate supply. However, from time to time, we have experienced increases in lead times for and deterioration in availability of, aluminum, titanium and certain other materials. Moreover, certain components, supplies and raw materials for our operations are purchased from single sources. In such instances, we strive to develop alternative sources and design modifications to minimize the potential for business interruptions.

COMPETITION

The markets we serve are highly competitive, and our products and services are affected by varying degrees of competition. We compete worldwide with domestic and international companies in most markets. These companies may have competitive advantages as a result of greater financial resources, economies of scale and bundled products and services that we don’t offer. Additional information related to competition is discussed in “Item 1A. Risk Factors.” Our ability to compete depends principally upon the breadth of our technical capabilities, the quality of our goods and services, competitive pricing, product performance, design and engineering capabilities, new product innovation and the ability to solve specific customer problems.

PATENTS AND LICENSES

We have several patents, but we do not believe that our operations are dependent upon any single patent or group of patents. In general, we rely on technical superiority, continual product improvement, exclusive product features, superior lead time, on-time delivery performance, quality, and customer relationships to maintain our competitive advantage.

BACKLOG

Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net sales. As a result, trends in our overall level of backlog may not be indicative of trends in our future sales. Backlog reached a record level of $656.6 million at December 31, 2012, compared to $636.4 million at December 31, 2011. Approximately $407.8 million of total backlog is expected to be delivered during 2013. For further information on backlog, see “Part II, Item 7. Management’s Discussion and Analysis—Results of Operations—2012 Compared to 2011—Backlog.”

ENVIRONMENTAL MATTERS

Our business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency, or EPA. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transport and disposal of hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that threaten to release, or have been released to the environment, and they require us to obtain and maintain licenses and permits in connection with our operations. We may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on us. We anticipate that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain our environmental compliance efforts. We do not expect to spend a material amount on capital expenditures for environmental compliance during 2013.

DAS has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, we have accrued approximately $1.5 million for our estimated liabilities related to these sites. For further information, see “Part II, Item 8. Ducommun and Subsidiaries—Notes to Consolidated Financial Statements—Note 14. Contingencies.” In addition, certain risks related to environmental matters are included in “Item 1A. Risk Factors.”

EMPLOYEES

We employ approximately 3,294 people, of which approximately 493 are subject to collective bargaining agreements expiring on July 1, 2015 and January 11, 2016. We believe our relations with our employees are good. Additional information regarding certain risks related to our employees is included in “Item 1A. Risk Factors.”

AVAILABLE INFORMATION

General information about Ducommun can be obtained from our website address at www.ducommun.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information included in our website is not incorporated by reference in this Annual Report on Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Ducommun.

ITEM 1A.	RISK FACTORS

Our business, financial condition, results of operations and cash flows may be affected by known and unknown risks, uncertainties and other factors. We have summarized below the significant, known material risks to our business. Additional risk factors not currently known to us or that we currently believe are immaterial may also impair our business, financial condition, results of operations and cash flows. Any of these risks, uncertainties and other factors could cause our future financial results to differ materially from recent financial results or from currently anticipated future financial results. The risk factors below should be considered together with the information included elsewhere in this Form 10-K as well as other required filings by us to the SEC.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our considerable indebtedness could limit our financing options, adversely affect our financial condition, and prevent us from fulfilling our debt obligations.

We had $365.7 million of outstanding long-term debt, including the current portion, at December 31, 2012. To fund the LaBarge Acquisition in June 2011, we issued $200.0 million of senior unsecured notes (the “Notes”) and entered into a $190.0 million senior secured term loan (the “Term Loan”) and a $60.0 million senior secured credit facility (the “Revolving Credit Facility”), (collectively the “Credit Facilities”), and as a result, currently have a high level of indebtedness.

We paid down $26.5 million on our long-term debt, primarily through voluntary principal pre-payments totaling $25.0 million in 2012 and have reduced our outstanding long-term debt to $365.7 million at December 31 2012 from $392.2 million at December 31, 2011. We plan to make $25.0 million to $30.0 million of additional pre-payments in 2013. We expect to refinance our debt in 2015 but our ability to complete such refinancing may be limited, as discussed below in this risk factor. We may have to undertake alternative financing plans, such as selling assets; reducing or delaying scheduled expansions and/or capital investments; or seeking various forms of capital. For additional information related to our indebtedness, see “Part II, Item 8. Ducommun and Subsidiaries—Notes to Consolidated Financial Statements—Note 7. Long-Term Debt.” Our ability to complete alternative financing plans may be affected by circumstances and economic events outside of our control. We cannot be assured that we would be able to refinance our debt or enter into alternative financing plans in adequate amounts on commercially reasonable terms, terms acceptable to us or at all, or that such plans guarantee that we would be able to meet our debt obligations.

Our high level of debt could:

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions or other general corporate requirements;

•

require a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions or other general corporate purposes;

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•	place us at a disadvantage compared to other, less leveraged competitors;

•

expose us to the risk of increased borrowing costs and higher interest rates as borrowings under our Credit Facilities bear interest at variable rates, which could further adversely impact our cash flows;

•	limit our flexibility to plan for and react to changes in our business and the industry in which we compete;

•	restrict us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	expose us to risk of rating agency downgrades and unfavorable changes in the global credit markets;

•	make it more difficult for us to satisfy our obligations with respect to the Notes and our other debt and maintain financial ratios as discussed below; and

•

prevent us from raising the funds necessary to repurchase all Notes tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute an event of default under the indenture governing the Notes.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations in respect of our outstanding debt.

We require a considerable amount of cash to service our indebtedness.

Our ability to make payments on and to refinance our debt, including the Notes, and to fund planned capital expenditures and working capital increases, will depend upon our ability to generate significant cash in the future. Our ability to generate cash is subject to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. While we expect to meet all of our financial obligations, we cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available under the Revolving Credit Facility, in an amount sufficient to enable us to pay our debt, including the Notes, or to fund our other liquidity needs. At December 31, 2012, the outstanding balance on the Term Loan was $162.6 million with an interest rate of 5.50%, consisting of a London Interbank Offered Rate (“LIBOR”) interest rate floor of 1.25%, plus a margin of 4.25%. Should interest rates increase above the interest rate floor of 1.25%, our debt service cost will increase. Any inability to generate sufficient cash flow could have a material adverse effect on our financial condition or results of operations.

The covenants in our Credit Facilities and the indenture governing the Notes impose restrictions that may limit our operating and financial flexibility and may limit our ability to make payments on the Notes.

In the event that a certain minimum amount is borrowed and outstanding under our Revolving Credit Facility, for so long as any such amount is outstanding, we will be required to comply with a total leverage ratio, as defined in the agreement. Furthermore, our consolidated earnings before interest, taxes and depreciation and amortization (“EBITDA”), as defined by our debt facilities, as of the end of any fiscal quarter on a trailing four-quarter basis is not permitted to be less than $50.0 million. The total leverage ratio decreases over the term of the Revolving Credit Facility, which will require us to generate either increasing cash flows or increasing EBITDA in the future.

At December 31, 2012, no amounts were outstanding under the Revolving Credit facility which would have required us to comply with the total leverage ratio. However, we would have been in compliance with such total leverage ratio. At December 31, 2012, we were in compliance with the EBITDA covenant. There is no assurance that we will continue to be in compliance with the leverage ratio or the EBITDA covenant in future periods.

Our Credit Facilities and the indenture governing the Notes contain a number of significant restrictions and covenants that limit our ability, among other things, to incur additional indebtedness, to create liens, to make certain payments, investments and capital expenditures, to pay dividends, to engage in transactions with affiliates, to sell certain assets or enter into mergers.

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

A breach of any covenant in the Credit Facilities or the agreements and indentures governing any other indebtedness that we may have outstanding from time to time, including the indenture governing the Notes, would result in a default under that agreement or indenture after any applicable grace periods. A default, if not waived, could result in acceleration of the debt outstanding under the agreement and in a default with respect to, and an acceleration of, the debt outstanding under other debt agreements. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. A default could permit our lenders to foreclose on any of our assets securing such debt. Even if new financing were available at that time, it may not be on terms or amounts that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, results of operations and financial condition could be materially and adversely affected.

We may not be able to make the change of control offer required by the indenture governing the Notes.

We may be unable to purchase the Notes upon a change of control, as defined in the indenture governing the Notes. Upon a change of control, we will be required to offer to purchase all of the Notes then outstanding for cash at 101% of the principal amount plus accrued and unpaid interest, if any, on the date of purchase on the Notes. If a change of control were to occur, we may not have sufficient funds to pay the change of control purchase price and we may be required to secure third-party financing to do so. However, we may not be able to obtain such financing on commercially reasonable terms, on terms acceptable to us or at all.

A change of control under the indenture governing the Notes may also result in an event of default under our Credit Facilities which may cause the acceleration of indebtedness outstanding thereunder, in which case, proceeds of collateral pledged to secure borrowings thereunder would be used to repay such borrowings before we repay the Notes. In addition, our future indebtedness may also contain restrictions on our ability to repurchase the Notes upon certain events, including transactions that could constitute a change of control under the indenture governing the Notes. Our failure to repurchase the Notes upon a change of control would constitute an event of default under the indenture governing the Notes and would have a material adverse effect on our financial condition.

The typical trading volume of our common stock may affect an investor’s ability to sell significant stock holdings in the future without negatively impacting stock price.

The level of trading activity may vary daily and typically represents only a small percentage of outstanding shares. As a result, a stockholder who sells a significant amount of shares in a short period of time could negatively affect our share price.

Our considerable amount of debt may require us to raise additional capital to fund operations.

We may sell additional shares of common stock or other equity securities to raise capital in the future, which could dilute the value of an investor’s holdings.

RISKS RELATED TO OUR BUSINESS

Our end-use markets are cyclical.

We sell our products into both aerospace and non-aerospace end-use markets, (natural resources, industrial and medical and other), which are cyclical and have experienced periodic declines. Our sales are, therefore, unpredictable and tend to fluctuate based on a number of factors, including global economic conditions, geopolitical developments and conditions, and other developments affecting our end-use markets and the customers served. Consequently, results of operations in any period should not be considered indicative of the operating results that may be experienced in any future period.

We depend upon a selected base of industries and customers, which subjects us to unique risks which may adversely affect us.

We currently generate a majority of our revenue from customers in the aerospace and defense industry. Our business depends, in part, on the level of new military and commercial aircraft orders. As a result, we have significant sales to certain customers. A significant portion of our net sales in our military and space end-use markets are made under subcontracts with OEMs, under their prime contracts with the U. S. Government. Sales to Boeing comprise the majority of our commercial aerospace end-use market. Our customers may experience delays in the launch of new products, labor strikes, diminished liquidity or credit unavailability, weak demand for their products, or other difficulties in their business.

In fiscal 2012, our net sales to Boeing, Raytheon, Spirit AeroSystems, Owens-Illinois, and Schlumberger were 16.8%, 7.2%, 5.4%, 4.5%, and 4.1%, of our total net sales, respectively. These sales were diversified over a number of different military and space, commercial, aerospace, natural resources, industrial medical and other products. Any significant change in production rates by these customers would have a material effect on our results of operations and cash flows. There is no guarantee that our current significant customers will continue to buy products from us at current levels, and that we will retain any or all of our existing customers, or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers. This risk may be further complicated by pricing pressures, intense competition prevalent in our industry and other factors. A significant reduction in sales to any of our major customers, the loss of a major customer, or a default on a major customer on accounts receivable could have a material adverse impact on our financial results.

In addition, we generally make sales under purchase orders and contracts that are subject to cancellation, modification or rescheduling. Changes in the economic environment and the financial condition of the industries we serve could result in customer cancellation of contractual orders or requests for rescheduling. Some of our contracts have specific provisions relating to schedule and performance, and failure to deliver in accordance with such provisions could result in cancellations, modifications, rescheduling and/or penalties, in some cases at the customers’ convenience and without prior notice. While we have normally recovered our direct and indirect costs, such cancellations, modifications, or rescheduling that cannot be replaced in a timely fashion, could have a material adverse effect on our financial results.

A significant portion of our business depends upon U.S. Government defense spending.

We derive a significant portion of our business from customers whose principal sales are to the U.S. Government and from direct sales by us to the U.S. Government. In 2012, approximately 50.9% of our net sales were derived from military and space end-use markets. Accordingly, the success of our business depends upon government spending generally or for specific departments or agencies in particular. Such spending, among other factors, is subject to the uncertainties of governmental appropriations and national defense policies and priorities, constraints of the budgetary process, timing and potential changes in these policies and priorities, and the adoption of new laws or regulations or changes to existing laws or regulations.

These and other factors could cause the government and government agencies, or prime contractors that use us as a subcontractor, to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which could have a material adverse effect on our business, financial condition and results of operations.

Further, certain U.S. Government programs in which we participate may extend for several years; however, these programs are typically funded annually. Changes in the government’s strategy and priorities may affect our existing programs and future opportunities. Our government contracts and related orders with the U.S. Government are subject to cancellation, or delay, if appropriations for subsequent performance periods are not made. In addition, we anticipate that the U.S. Department of Defense budget will be under pressure as the current administration is faced with competing national priorities. The termination of funding for existing or new U.S. Government programs, or delays in payment, could have a material adverse effect on our financial results.

We are subject to extensive regulation and audit by the Defense Contract Audit Agency.

The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. Government contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the Department of Defense. Such audits and reviews could result in adjustments to our contract costs and profitability. However, we cannot assure the outcome of any future audits and adjustments may be required to reduce net sales or profits upon completion and final negotiation of audits. If any audit or review were to uncover inaccurate costs or improper activities, we could be subject to penalties and sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from conducting future business with the U.S. Government. Any such outcome could have a material adverse effect on our financial results.

Contracts with some of our customers, including Federal government contracts, contain provisions which give our customers a variety of rights that are unfavorable to us and the OEMs to whom we provide products and services, including the ability to terminate a contract at any time for convenience.

Contracts with some of our customers, including Federal government contracts, contain provisions and are subject to laws and regulations that provide rights and remedies not typically found in commercial contracts. These provisions may allow our customers to:

•	terminate existing contracts, in whole or in part, for convenience, as well as for default, or if funds for contract performance for any subsequent year become unavailable;

•	suspend or debar us from doing business with the federal government or with a governmental agency;

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

In addition, the U.S. Government is typically required to open all programs to competitive bidding and, therefore, may not automatically renew any of its prime contracts. If one or more of our government prime or subcontracts is terminated or cancelled, our failure to replace sales generated from such contracts would result in lower sales and have an adverse effect on our business, results of operations and financial condition.

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

We rely on our suppliers to meet the quality or delivery expectations of our customers.

Our ability to deliver our products and services on schedule is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials, internal and supplier produced parts and structures, conversion of raw materials into parts and assemblies, and performance of suppliers and others.

We rely on numerous third-party suppliers for raw materials and a large proportion of the components used in our production process. Certain of these raw materials and components are available only from single sources or a limited number of suppliers, or similarly, customers’ specifications may require us to obtain raw materials and/or components from a single source or certain suppliers. Many of our suppliers are small companies with limited financial resources and manufacturing capabilities. We do not currently have the ability to manufacture these components ourselves. These and other factors, including the loss of a critical supplier or raw materials and/or component shortages, could cause disruptions or cost inefficiencies in our operations compared to our competitors that have greater direct purchasing power, which could have a material adverse effect on our financial results.

We may not obtain further benefits from the LaBarge Acquisition or such benefits may take longer than expected to be realized, which may adversely affect our results of operations.

We will be required to continue to devote significant management attention and resources to fully integrate LaBarge’s operations to achieve an alignment of our geographically disbursed manufacturing facilities and capabilities and identify, improve and/or eliminate underperforming or redundant operations or product lines. We will continue to implement information systems to replace the LaBarge existing information systems. Delays or unexpected difficulties in the continuing integration process could adversely affect our business, financial results and financial condition.

Unanticipated costs may also be incurred as we continue to integrate LaBarge’s operations into our business. There can be no assurance that we will be successful in our ongoing integration efforts. As we continue to integrate LaBarge’s operations, we may not achieve further benefits of synergies, cost savings and operational efficiencies that we expect or achieve these benefits within a reasonable period of time. While we expect to benefit from leveraging distribution channels and brand names across both companies, we cannot assure that we will fully achieve such benefits. If the benefits of the acquisition do not exceed the costs of integrating the business of LaBarge into our business, our financial results may be adversely affected.

We use estimates when bidding on fixed-price contracts. Changes in our estimates could adversely affect our financial results.

We enter into contracts providing for a firm, fixed-price for the sale of some of our products regardless of the production costs incurred by us. In many cases, we make multi-year firm, fixed-price commitments to our customers, without assurance that our anticipated production costs will be achieved. Contract bidding and accounting require judgment relative to assessing risks, estimating contract net sales and costs, including estimating cost increases over time and efficiencies to be gained, and making assumptions for supplier sourcing and quality, manufacturing scheduling and technical issues over the life of the contract. Such assumptions can be particularly difficult to estimate for contracts with new customers. Our failure to accurately estimate these costs can result in reduced profits or incurred losses. Because of the significance of the judgments and estimates involved, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Therefore, any changes in our underlying assumptions, circumstances or estimates could have a material adverse effect on our financial results. See “Part II, Item 7—Management’s Discussion and Analysis—Critical Accounting Policies—Revenue Recognition for further information.”

Risks associated with operating and conducting our business outside the United States could adversely impact us.

We have facilities in Thailand and Mexico and also derive a portion of our net sales from direct foreign sales. Further, our customers may derive portions of their sales to non-U.S. customers. As a result, we are subject to the risks of conducting and operating our business internationally, including:

•	political instability;

•	economic and geopolitical developments and conditions;

•

compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies conducting business abroad, including, but not limited to, the Foreign Corrupt Practices Act;

•	imposition of taxes, export controls, tariffs, embargoes and other trade restrictions; and

•	difficulties repatriating funds or restrictions on cash transfers.

While the impact of these factors is difficult to predict, any one or more of these factors could have a material adverse effect on our financial results.

As we move up the value chain to become a Tier 2 supplier, enhanced design, product development, manufacturing, supply chain project management and other skills will be required.

We may encounter difficulties as we execute our growth strategy to move up the value chain to become a Tier 2 supplier of more complex, value-added assemblies. Difficulties we may encounter include, but are not limited to, the need for enhanced and expanded product design skills, enhanced ability to control and influence our suppliers, enhanced quality control systems and infrastructure, enhanced large-scale project management skills, and expanded industry certifications. Assuming incremental project design responsibilities would require us to assume additional risk in developing cost estimates and could expose us to increased risk of losses. There can be no assurance that we will be successful in obtaining the enhanced skills required to be a Tier 2 supplier or that our customers will outsource such functions to us.

Goodwill and/or other assets could be impaired in the future, resulting in substantial charges.

In assessing the recoverability of goodwill, management is required to make certain critical estimates and assumptions. These estimates and assumptions include improvements in manufacturing efficiency, reductions in operating costs and increases in sales and backlog. Due to many variables inherent in the estimation of a business’s fair value and the relative size of our recorded goodwill, differences in estimates and assumptions may have a material effect on the results of our impairment analysis. If any of these or other estimates and assumptions are not realized in the future, or if market multiples decline, we may be required to record an additional impairment charge for goodwill. Impairment charges may be incurred against other intangible assets if asset utilization declines, customer demand declines or other circumstances indicate that the asset carrying value may not be recoverable. For the years ended December 31, 2011 and 2009, we recorded pre-tax non-cash goodwill impairment charges of $54.3 million and $12.9 million, respectively, or $33.4 million and $8.0 million, respectively, after tax. Ducommun’s goodwill and other intangible assets as of December 31, 2012 were $338.3 million, or 43.1% of total assets. See “Part II, Item 7—Management’s Discussion and Analysis—Critical Accounting Policies—Goodwill” for further information.

OTHER RISKS

Our operations are subject to numerous extensive, complex, costly and evolving laws, regulations and restrictions, and failure to comply with these laws, regulations and restrictions could subject us to penalties and sanctions that could harm our business.

Prime contracts with various agencies of the U.S. Government, and subcontracts with other prime contractors, are subject to numerous laws and regulations which affect how we do business with our customers and may impose added costs on our business. As a result, our contracts and operations are subject to numerous, extensive, complex, costly and evolving laws, regulation and restrictions, principally by the U.S. Government or their agencies. These laws, regulation and restrictions govern items including, but not limited to, the formation, administration and performance of U.S. Government contracts, disclosure of cost and pricing data, civil penalties for violations or false claims to the U.S. Government for payment, define reimbursable costs, establish ethical standards for the procurement process and control the import and export of defense articles and services.

Noncompliance could expose us to liability for penalties, including termination of our U.S. Government contracts and subcontracts, disqualification from bidding on future U.S. Government contracts and subcontracts, suspension or debarment from U.S. Government contracting and various other fines and penalties. Noncompliance found by any one agency could result in fines, penalties, debarment or suspension from receiving additional contracts with all U.S. Government agencies. Given our dependence on U.S. Government business, suspension or debarment could have a material adverse effect on our financial results.

In addition, the U.S. Government may revise its procurement practices or adopt new contract rules and regulations, at any time, including increased usage of fixed-price contracts and procurement reform. Such changes could impair our ability to obtain new contracts or subcontracts or renew contracts or subcontracts under which we currently perform when those contracts are put up for recompetition. Any new contracting methods could be costly or administratively difficult for us to implement and could adversely affect our future net sales.

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

Customer pricing pressures could reduce the demand and/or price for our products and services.

The aerospace and non-aerospace end-use markets we serve are highly competitive and price sensitive. In both of these markets, we compete worldwide with a number of domestic and international companies that have substantially greater manufacturing, purchasing, marketing and financial resources than we do. Many of our customers have the in-house capability to fulfill their manufacturing requirements. Our larger competitors may be able to vie more effectively for very large-scale contracts than we can by providing different or greater capabilities or benefits such as technical qualifications, past performance on large-scale contracts, geographic presence, price and availability of key professional personnel. If we are unable to successfully compete for new business, our net sales growth and operating margins may decline.

We may experience competitive pricing pressures which may have an adverse effect on our financial condition and operating results. Further, there can be no assurance that competition from existing or potential competitors in other segments of our business will not have a material adverse effect on our financial results. If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.

Our products and processes are subject to risks of obsolescence as a result of changes in technology and evolving industry and regulatory standards.

The future success of our business depends in large part upon our and our customers’ ability to maintain and enhance technological capabilities, develop and market manufacturing services that meet changing customer needs and successfully anticipate or respond to technological advances in manufacturing processes on a cost-effective and timely basis, while meeting evolving industry and regulatory standards. To address these risks, we invest in product design and development, and undertake capital expenditures. There can be no guarantee that our product design and development efforts will be successful, or that funds required to be invested in product design and development or incurred as capital expenditures will not increase materially in the future.

Environmental liabilities could adversely affect our financial results.

We are subject to various U.S. and foreign environmental laws and regulations, including those relating to the use, storage, transport, discharge and disposal of hazardous chemicals and materials used and emissions generated during our manufacturing process. We do not carry insurance for these potential environmental liabilities. Any failure by us to comply with present or future regulations could subject us to future liabilities or the suspension of production, which could have a material adverse effect on our financial results. Moreover, some environmental laws relating to contaminated sites can impose joint and several liability retroactively regardless of fault or the legality of the activities giving rise to the contamination. Compliance with existing or future environmental laws and regulations may require extensive capital expenditures, increase our cost or impact our production capabilities. Even if such expenditures are made, there can be no assurance that we will be able to comply. We have been directed to investigate and take corrective action for groundwater contamination at certain sites. Our ultimate liability for such matters will depend upon a number of factors. See “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 14. Contingencies” for further information.

Cyber security attacks, internal system or service failures may adversely impact our business and operations.

Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Cyber security threats are evolving and include, but are not limited to, malicious software, unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to Ducommun or our products, customers or suppliers, or other acts that could lead to disruptions in our business. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which would adversely affect our business, results of operations and financial condition.

We may not have the ability to renew facilities leases on terms favorable to us and relocation of operations presents risks due to business interruption.

Certain of our manufacturing facilities and offices are leased and have lease terms that expire between 2013 and 2020. The majority of these leases provide renewal options at the fair market rental rate at the time of renewal, which, if renewed, could be significantly higher than our current rental rates. We may be unable to offset these cost increases by charging more for our products and services. Furthermore, continued economic conditions may continue to negatively impact and create greater pressure in the commercial real estate market, causing higher incidences of landlord default and/or lender foreclosure of properties, including properties occupied by us. While we maintain certain non-disturbance rights in most cases, it is not certain that such rights will in all cases be upheld and our continued right of occupancy in such instances is potentially jeopardized. An occurrence of any of these events could have a material adverse effect on our financial results.

Additionally, if we choose to move any of our operations, those operations will be subject to additional relocation costs and associated risks of business interruption.

We face risks associated with acquisitions and dispositions of businesses.

A key element of our long-term strategy continues to be growth through acquisitions. Acquisitions may require us to incur additional indebtedness, resulting in increased leverage, and increased borrowing costs. Our ability to grow by acquisition is dependent on, among other factors, the availability of suitable acquisition candidates, which could be impacted by consolidation within our industry. We may not be able to consummate acquisitions on satisfactory terms or, if any acquisitions are consummated, to satisfactorily integrate these acquired businesses. Acquisitions may also present risks not contemplated at the time of the transaction and may result in an unfavorable impact to our business, may be poorly executed or may fail to achieve our objectives. Growth by acquisition could divert financial and management resources and involves risks that could have a material adverse effect on our business, financial condition and operating results, including difficulties in integrating the operations and personnel of acquired companies, potential increased cost due to the amortization of acquired intangible assets, potential impairment of goodwill and acquired intangible assets and the potential loss of key customers, suppliers or employees of acquired companies.

We also periodically review our existing businesses to determine if they are consistent with our strategy. We have sold, and may sell in the future, business units and product lines, which may result in either a gain or loss upon disposition.

The occurrence of litigation in which we could be named as a defendant is unpredictable.

From time to time, we and our subsidiaries are involved in various legal and other proceedings that are incidental to the conduct of our business. While we believe no current proceedings, if adversely determined, could have a material adverse effect on our financial results, no assurances can be given. Any such claims may divert financial and management resources that would otherwise be used to benefit our operations and could have a material adverse effect on our financial results.

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

We have operations located in regions of the U.S. that may be exposed to damaging storms, earthquakes and other natural disasters. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance, we do not carry any earthquake insurance because of the cost of such insurance. Many of our properties are located in Southern California, an area subject to earthquake activity. Our California facilities generated $251.4 million in net sales during fiscal year 2012. Even if covered by insurance, any significant damage or destruction of our facilities due to storms, earthquakes or other natural disasters could result in the inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to us. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations.

We are dependent upon our ability to attract and retain key personnel.

Our success depends in part upon our ability to attract and retain key engineering, technical and managerial personnel, at both the executive and plant level. We face competition for management, engineering and technical personnel from other companies and organizations. The loss of members of our senior management group, or key engineering and technical personnel, could negatively impact our ability to grow and remain competitive in the future and could have a material adverse effect on our financial results.

Labor disruptions by our employees could adversely affect our business.

We employ approximately 3,294 people. Two of our operating units are parties to collective bargaining agreements, expiring July 1, 2015 and January 1, 2016, covering 256 full time hourly employees and 237 employees, respectively. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, if we are unable to negotiate acceptable collective bargaining agreements with the unions or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.

Enacted and proposed changes in securities laws and regulations have increased our costs and may continue to increase our costs in the future.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, expands federal regulation of corporate governance matters. While some provisions of the Dodd-Frank Act are effective upon enactment, others will be implemented upon the SEC’s adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain.

The Dodd-Frank Act contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo (DRC) and adjoining countries that are believed to be benefitting armed groups. As a result, the SEC has recently adopted new due diligence, disclosure and reporting requirements for companies which manufacture products that include components containing such minerals. These new due diligence, disclosure and reporting requirements will apply to our activities in calendar year 2013 and we will be required to issue our first required report due in May 2014. Such regulations could decrease the availability and increase the prices of components containing such minerals used in our products. In addition, we expect that the compliance process will be both time-consuming and costly. We may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of these certain minerals contained in the components included in our products through the due diligence procedures that we implement.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We occupy approximately 33 owned or leased facilities, totaling over 2.2 million square feet of manufacturing area and office space. At December 31, 2012, facilities which were in excess of 50,000 square feet each were occupied as follows:

Location	Segment	Square Feet	Expiration of Lease

Carson, California	Ducommun AeroStructures	286,000	Owned
Monrovia, California	Ducommun AeroStructures	274,000	Owned
Pittsburgh, Pennsylvania	Ducommun LaBarge Technologies	135,502	2014
Parsons, Kansas	Ducommun AeroStructures	120,000	Owned
Carson, California	Ducommun LaBarge Technologies	117,000	2013
Phoenix, Arizona	Ducommun LaBarge Technologies	100,000	2017
Joplin, Missouri	Ducommun LaBarge Technologies	92,000	2016
Appleton, Wisconsin	Ducommun LaBarge Technologies	76,728	Owned
Orange, California	Ducommun AeroStructures	76,000	Owned
El Mirage, California	Ducommun AeroStructures	74,000	Owned
Huntsville, Arkansas	Ducommun LaBarge Technologies	69,000	2020
Iuka, Mississippi	Ducommun LaBarge Technologies	66,000	2013
Carson, California	Ducommun AeroStructures	65,000	2014
Coxsackie, New York	Ducommun AeroStructures	65,000	2013
Joplin, Missouri	Ducommun LaBarge Technologies	55,000	Owned
Tulsa, Oklahoma	Ducommun LaBarge Technologies	55,000	Owned
Huntsville, Alabama	Ducommun LaBarge Technologies	52,000	2015
Berryville, Arkansas	Ducommun LaBarge Technologies	52,000	Owned

Management believes these properties are adequate to meet our current requirements, are in good condition and are suitable for their present use.

ITEM 3.	LEGAL PROCEEDINGS

For a description of our legal proceedings, see “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 14. Contingencies.”

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol DCO. On December 31, 2012, we had 271 holders of record of common stock. We paid a quarterly dividend of $0.075 per share in the first quarter of 2011, totaling $0.8 million. We suspended payments of dividends after the first quarter of 2011 and do not expect to pay dividends for the foreseeable future. See Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources—Available Liquidity for further discussion on dividend restrictions under our Credit Facility. The following table sets forth the high and low closing prices per share for our common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	Years Ended December 31,
	2012		2011
	High	Low	High	Low
First Quarter	$15.69	$11.90	$24.06	$20.99
Second Quarter	12.25	7.90	25.50	18.84
Third Quarter	15.31	9.67	22.71	14.86
Fourth Quarter	16.82	12.96	14.98	11.14

See “Part III, Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” for information relating to shares to be issued under equity compensation plans.

Performance Graph

The following graph compares the yearly percentage change in our cumulative total shareholder return with the cumulative total return of the Russell 2000 Index and the Spade Defense Index for the periods indicated, assuming the reinvestment of any dividends. The graph is not necessarily indicative of future price performance.

Issuer Purchases of Equity Securities

In 2011, we terminated our stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

	(In thousands, except per share amounts)
	Years Ended December 31,
	2012	2011(a)(b)	2010	2009(a)	2008(a)(b)
Net Sales	$747,037	$580,914	$408,406	$430,748	$403,803

Gross Profit as a Percentage of Net Sales	18.9%	18.2%	19.6%	18.3%	20.3%

Income (Loss) Before Taxes	22,015	(52,325)	24,663	13,760	17,049
Income Tax Expense (Benefit)	5,578	(4,742)	4,855	3,577	3,937

Net Income (Loss)	$16,437	$(47,583)	$19,808	$10,183	$13,112

Per Common Share
Basic earnings (loss) per share	$1.55	$(4.52)	$1.89	$0.97	$1.24
Diluted earnings (loss) per share	1.55	(4.52)	1.87	0.97	1.23
Dividends per share (c)	—	0.07	0.30	0.30	0.15
Working Capital	$226,235	$224,333	$90,106	$85,825	$69,672
Total Assets	785,074	808,087	345,452	353,909	366,186
Long-Term Debt, Including Current Portion	365,744	392,240	3,280	28,252	30,719
Total Shareholders’ Equity	222,675	204,284	254,185	233,886	224,446

(a)	The results for 2011, 2009 and 2008 include after-tax non-cash goodwill impairment charges of $33.4 million, $7.8 million and $8.0 million, respectively, resulting from annual impairment testing. The results for 2011 also include $2.4 million of inventory step-up adjustments in cost of sales and $16.1 million for merger-related transaction expenses.
(b)	In June 2011, we acquired LaBarge Inc., which is now a part of DLT. In December 2008, we acquired DynaBil, which is now part of DAS. These transactions were accounted for as business combinations.
(c)	We suspended payments of dividends after the first quarter of 2011.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ducommun Incorporated (“Ducommun”, the “Company”, “we”, “us” or “our”), through its subsidiaries, is a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace, defense, industrial, energy, and medical industries. Ducommun differentiates itself as a full-service provider, offering a wide range of value-added products and services in our primary businesses of electronics, structures and integrated solutions. We operate through two primary business units: DLT and DAS.

During 2012, we continued to execute successfully our plan to integrate LaBarge’s operations and products into our business and expand our capabilities to provide more advanced, complex integrated systems and product offerings. We also acted on our plan to de-lever the balance sheet following the June 2011 LaBarge Acquisition by making voluntary Term Loan principal pre-payments totaling $25.0 million. For additional information on the LaBarge Acquisition, see “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 2. Acquisition and Note 7. Long-Term Debt.”

The LaBarge Acquisition allowed us to expand our presence significantly in the aerospace and defense markets, as well as diversify our customer base across new end-use markets, including industrial, natural resources, medical and other commercial end-use markets. More specifically, we realized the following benefits from the LaBarge Acquisition:

•	Strengthened our market position as a significant Tier 2 supplier for both structural and electronic assemblies and integrated products;

•	Expanded our platforms work content on existing programs and capabilities on new and existing programs;

•	Increased value-added manufacturing services content in our product portfolio;

•	Expanded our technology product portfolio; and

•	Realized potential synergies.

Highlights for the year ended December 31, 2012 were as follows:

•	Net income was $16.4 million, or $1.55 per diluted share, compared to a net loss of $47.6 million, or ($4.52) per diluted share in 2011;

•	Cash generated from operating activities was $47.5 million, an improvement of $50.5 million compared to 2011;

•	We made voluntary Term Loan principal pre-payments totaling $25.0 million; and

•	Firm backlog at the end of 2012 was a record $656.6 million, compared to $636.4 million at the end of 2011.

For the year ended December 31, 2012, we generated net sales of $747.0 million and recorded net income of $16.4 million. EBITDA and Adjusted EBITDA for the year ended December 31, 2012 were $84.2 million and $84.9 million, respectively. See Non-GAAP Financial Measures below for certain information regarding EBITDA and Adjusted EBITDA, including reconciliations of EBITDA and Adjusted EBITDA to net income.

Non-GAAP Financial Measures

When viewed with our financial results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and accompanying reconciliations, we believe EBITDA and Adjusted EBITDA provide additional useful information to clarify and enhance the understanding of the factors and trends affecting our past performance and future prospects. We define these measures, explain how they are calculated and provide reconciliations of these measures to the most comparable GAAP measure in the tables below. EBITDA, Adjusted EBITDA and the related financial ratios, as presented in this Form 10-K, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as measures of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.

We use EBITDA and Adjusted EBITDA non-GAAP operating performance measures internally as complementary financial measures to evaluate the performance and trends of our businesses. We present EBITDA, Adjusted EBITDA and the related financial ratios, as applicable, because we believe that measures such as these provide useful information with respect to our ability to meet our future debt service, capital expenditures, working capital requirements and overall operating performance.

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

However, in spite of the above limitations, we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our results of operations because these measures:

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

We have expanded our operations significantly through the LaBarge Acquisition. As a result, our operating income included significant charges for amortization in both 2012 and 2011, and merger-related and change-in-control compensation expenses in 2011. EBITDA and Adjusted EBITDA exclude these charges, as applicable, and provide meaningful information about the operating performance of our businesses apart from the amortization, merger-related and change-in-control compensation expenses, as well as interest and tax expenses.

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

Reconciliations of net income (loss) to EBITDA and Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net sales were as follows:

	(In thousands)
	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$16,437	$(47,583)	$19,808
Depreciation and amortization (1)	29,413	21,458	13,597
Interest expense (2)	32,798	18,198	1,805
Income tax expense (benefit)	5,578	(4,742)	4,855

EBITDA	$84,226	$(12,669)	$40,065

Merger-related transaction expenses (3)	268	12,394	—
Merger-related change-in-control compensation expenses (4)	434	3,743	—
Goodwill Impairment	—	54,273	—

	702	70,410	—

Adjusted EBITDA - Excluding Goodwill Impairment	$84,928	$57,741	$40,065

% of net sales	11.4%	9.9%	9.8%

(1)	Includes amortization of intangibles and additional depreciation expense related to the LaBarge Acquisition and prior acquisitions.
(2)	Includes deferred financing costs in connection with the LaBarge Acquisition.
(3)	Includes investment banking, accounting, legal, tax and valuation expenses as a direct result of the LaBarge Acquisition.
(4)	Merger-related transaction cost resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge Acquisition.

Adjusted EBITDA increased in 2012 over 2011 primarily due to higher net income including the full-year effect of increased revenues and operating expenses, including higher depreciation and amortization expenses, and higher interest expense from the LaBarge Acquisition and a non-cash pre-tax goodwill impairment charge of $54.3 million in fiscal 2011.

Adjusted EBITDA increased in 2011 compared to 2010 primarily due to the partial-year effect of increased revenues and operating expenses, including higher depreciation and amortization expenses, and higher interest expense from the LaBarge Acquisition.

RESULTS OF OPERATIONS

2012 Compared to 2011

The results of operations for 2012 compared to 2011 reflect the full-year impact of increased revenues and operating expenses, including depreciation and amortization expenses, and higher interest expense from the June 2011 LaBarge Acquisition and a non-cash pre-tax goodwill impairment charge of $54.3 million in 2011. The following table sets forth net sales, selected financial data as a percentage of net sales, the effective tax rate and diluted earnings (loss) per share:

	(in thousands, except per share data)
	Years Ended December 31,
	2012	% of Net Sales	2011	% of Net Sales
Net Sales	$747,037	100.0%	$580,914	100.0%
Cost of Sales	605,585	81.1%	474,978	81.8%
Gross Profit	141,452	18.9%	105,936	18.2%
Selling, General and Administrative Expenses	86,639	11.6%	85,790	14.8%
Goodwill Impairment	—	—	54,273	9.3%
Interest Expense	32,798	4.4%	18,198	3.1%
Income (Loss) BeforeTaxes	22,015	2.9%	(52,325)	(9.0%)
Income Tax Expense (Benefit)	5,578	nm	(4,742)	nm
Net Income (Loss)	16,437	2.2%	(47,583)	(8.2%)
Effective Tax Rate (Benefit)	25.3%	nm	(9.1%)	nm
Diluted Earnings (Loss) Per Share	$1.55	nm	$(4.52)	nm

nm = not meaningful

Net Sales by End-Use Market and Operating Segment

Net sales by end-use market and operating segment during 2012 and 2011, respectively, were as follows:

		(In thousands)
		Years Ended December 31,
		Net Sales		% Net Sales
	Change	2012	2011	2012	2011
Consolidated Ducommun
Military and space (defense technologies)	$74,427	$240,986	$166,559	32.2%	28.7%
Military and space (defense structures)	6,512	139,435	132,923	18.7%	22.9%
Commercial aerospace	17,761	203,827	186,066	27.3%	32.0%
Natural resources	23,150	58,472	35,322	7.8%	6.1%
Industrial	25,644	62,395	36,751	8.4%	6.3%
Medical & other	18,629	41,922	23,293	5.6%	4.0%

Total	$166,123	$747,037	$580,914	100.0%	100.0%

Ducommun AeroStructures (DAS)
Military and space (defense structures)	$6,512	$139,435	$132,923	45.0%	45.4%
Commercial aerospace	10,711	170,547	159,836	55.0%	54.6%

Total	$17,223	$309,982	$292,759	100.0%	100.0%

Ducommun LaBarge Technologies (DLT)
Military and space (defense technologies)	$74,427	$240,986	$166,559	55.1%	57.8%
Commercial aerospace	7,050	33,280	26,230	7.6%	9.1%
Natural resources	23,150	58,472	35,322	13.4%	12.3%
Industrial	25,644	62,395	36,751	14.3%	12.8%
Medical & other	18,629	41,922	23,293	9.6%	8.1%

Total	$148,900	$437,055	$288,155	100.0%	100.0%

Net sales for 2012 increased $166.1 million, or 28.6%, to $747.0 million, compared to $580.9 million in 2011. The higher revenue was primarily the result of the full-year impact of the June 2011 LaBarge Acquisition. The net sales attributable to LaBarge in 2012 and 2011 were $324.2 million and $175.4 million, respectively. Net sales in the non-aerospace and defense end-use markets remain weak.

Net Sales to Major Customers

We had substantial sales in 2012 to Boeing, Raytheon, Spirit AeroSystems, Owens-Illinois, the U.S. Government and Schlumberger. See “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 15. Major Customers and Concentration of Credit Risk” for further information.

Cost of Sales and Gross Profit

Gross profit margins vary considerably by contract. Gross profit dollars increased primarily due to the full-year impact of the additional gross profit generated from the LaBarge Acquisition. Gross profit margins increased due to a higher proportion of net sales of higher margin product, partially offset by lower margins from engineering services. Gross profit percentages were also lower in 2011 due to inventory step-up write-off related to the LaBarge Acquisition. Gross profit margins for 2012 were favorably impacted by an adjustment to correct operating expenses of approximately $0.4 million, or 0.06% points, relating to the reversal of certain accrued liabilities that were accrued during the periods from 2005 to 2012, that had, in fact, been paid or were not otherwise owed to suppliers. We assessed the materiality of this reversal and concluded it was immaterial to currently reported annual amounts and previously reported annual and interim amounts and did not restate the prior annual or interim periods.

Selling, General and Administrative Expenses

The SG&A expenses were essentially flat year over year due to the full-year impact of SG&A expenses from the acquired LaBarge organization of $36.4 million (including $7.8 million for amortization of intangibles, compared to $4.0 million in 2011), mostly offset by $16.2 million of merger-related transaction costs incurred in 2011 for the LaBarge Acquisition and integration cost synergies realized in 2012.

Goodwill Impairment

A pre-tax non-cash goodwill impairment charge of $54.3 million was recorded in the fourth quarter of 2011, driven by a decline in our market value as of December 31, 2011, following the LaBarge Acquisition, which has since recovered, and a softening defense market. For further information, see “Critical Accounting Policies—Goodwill” and “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 4. Goodwill and Other Intangible Assets.”

Interest Expense

Interest expense increased in 2012 due to the full-year impact of debt incurred in June 2011 related to financing the LaBarge Acquisition. For further information, see “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 7. Long-Term Debt—Senior Secured Term Loan and Senior Secured Revolving Credit Facility (“Credit Facilities”) and Senior Notes.”

Income Tax Expense

Income tax expense increased in 2012 compared to 2011 primarily as a result of higher pre-tax income. The effective tax rate was 25.3% in 2012, compared to an income tax benefit of 9.1% in 2011. The 2012 tax rate was impacted by a charge for a valuation allowance for state research and development tax credits of $2.2 million, partially offset by a $1.6 million tax benefit as a result of the LaBarge Acquisition, which allowed us to file state consolidated tax returns in 2012. The $2.2 million valuation allowance was the result of new state legislation passed in the fourth quarter of 2012. The new legislation reduces the amount of Company income apportioned to California, thus reducing our ability to realize the benefits of the state research and development tax credits previously recorded. In addition, our effective tax rate for 2012 reflected no current year federal research and development tax benefits; whereas, the effective tax rate for 2011 included federal research and development tax benefits. As a result of the American Taxpayer Relief Act of 2012 passed in January 2013, which includes a reinstatement of the federal research and development tax credit for the amounts paid or incurred after December 31, 2011 and before January 1, 2014, we will record approximately $2.0 million of federal research and development tax benefits in the first quarter of 2013.

Net Income and Earnings per Diluted Share

Net income and earnings per diluted share for 2012 was $16.4 million, or $1.55 per diluted share, compared to the 2011 net loss of $47.6 million, or ($4.52) per diluted share. The increase was mainly due to higher net sales and operating margin in 2012 and merger-related expenses and a goodwill impairment charge incurred in 2011, partially offset by higher interest expense and higher income taxes in 2012. The results for 2011 included an after-tax goodwill impairment charge and merger-related expenses (including cost of sales relating to the write-up of LaBarge inventory) of $3.15 and $2.77 per diluted share, respectively. Excluding the impairment charge and the merger-related expenses, net income for 2011 would have been $14.9 million, or $1.40 per diluted share.

Business Segment Performance

We report our financial performance based upon the two reportable operating segments; DAS and DLT. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2012 and 2011.

		(In thousands)%			%
	%	Years Ended December 31,		of Net Sales	of Net Sales
	Change	2012	2011	2012	2011
Net Sales
Ducommun AeroStructures (DAS)	5.9%	$309,982	$292,759	41.5%	50.4%
Ducommun LaBarge Technologies (DLT)	51.7%	437,055	288,155	58.5%	49.6%

Total Net Sales	28.6%	$747,037	$580,914	100.0%	100.0%

Segment Operating Income (Loss) (1)
Ducommun AeroStructures (DAS)		$28,792	$25,798	9.3%	8.8%
Ducommun LaBarge Technologies (DLT) (2)(5)		40,698	(33,390)	9.3%	(11.6%)

		69,490	(7,592)
Corporate General and Administrative Expenses (3)(4)		(14,677)	(26,535)	(2.0%)	(4.6%)

Total Operating Income (Loss)		$54,813	$(34,127)	7.3%	(5.9%)

EBITDA (1)
Ducommun AeroStructures (DAS)
Operating Income		$28,792	$25,798
Depreciation and Amortization		10,313	9,953

		39,105	35,751	12.6%	12.2%
Ducommun LaBarge Technologies (DLT)
Operating Income (Loss) (2)		40,698	(33,390)
Depreciation and Amortization		18,934	11,445

		59,632	(21,945)	13.6%	(7.6%)
Corporate General and Administrative Expenses (3)(4)
Operating Loss		(14,677)	(26,535)
Depreciation and Amortization		166	60

		(14,511)	(26,475)

EBITDA		$84,226	$(12,669)

Adjusted EBITDA — Excluding Goodwill Impairment
Merger-related transaction expenses (3)(4)		$268	$12,394
Merger-related change-in-control compensation expenses (5)		434	3,743
Goodwill Impairment		—	54,273

		702	70,410

Adjusted EBITDA — Excluding Goodwill Impairment		$84,928	$57,741	11.4%	9.9%

Capital Expenditures
Ducommun AeroStructures (DAS)		$7,950	$8,798
Ducommun LaBarge Technologies (DLT)		7,809	5,454
Corporate Administration		54	284

Total Capital Expenditures		$15,813	$14,536

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $54.3 million of goodwill impairment expense in the twelve months ended December 31, 2011.
(3)	Includes approximately $0.3 million of merger-related transaction expenses in 2012 and $12.4 million in 2011 related to the LaBarge Acquisition.
(4)	Includes investment banking, accounting, legal, tax and valuation expenses as a direct result of the LaBarge acquisition.
(5)

Includes approximately $0.4 million in 2012 and $3.7 million in 2011 of merger-related transaction costs resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge Acquisition.

Ducommun AeroStructures (DAS)

DAS: The increase in sales in 2012 was due to higher net sales of large commercial aircraft and military helicopter products, partially offset by lower net sales of regional aircraft and military fixed wing products.

DAS: Segment operating income and EBITDA increased in 2012 primarily due to a higher proportion of net sales of higher margin products.

Ducommun LaBarge Technologies (DLT)

DLT: Net sales in 2012 were up $148.9 million over 2011. The increased net sales were primarily due to the full-year effect of incremental sales of $148.8 million from the June 2011 LaBarge Acquisition. Net sales into the non-aerospace and defense end-use markets remain weak.

DLT: Segment operating income and EBITDA rose primarily due to $72.6 million of increased operating income from full-year effect of the LaBarge Acquisition. The results for 2011 included a non-cash pre-tax charge of $54.3 million for the impairment of goodwill.

Backlog

Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net sales. Backlog in non-aerospace and defense markets tends to be of a shorter duration and is generally fulfilled within a 3-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net sales. Backlog reached record levels of $656.6 million at December 31, 2012, compared to $634.4 million at December 31, 2011, as shown in more detail below. The record level of backlog reflects strengthening primarily in military and space (defense technologies) and commercial aerospace end-use markets and decreases in our non-aerospace and defense end-use markets. Approximately $407.8 million of total backlog is expected to be delivered during 2013.

	(In thousands)
	Backlog at December 31,
	Change	2012	2011
Consolidated Ducommun
Military and space (defense technologies)	$40,664	$253,419	$212,755
Military and space (defense structures)	(25,281)	116,473	141,754
Commercial aerospace	37,334	229,551	192,217
Natural resources	(15,153)	24,296	39,449
Industrial	(9,403)	16,987	26,390
Medical and other	(7,918)	15,875	23,793

Total	$20,243	$656,601	$636,358

Ducommun AeroStructures
Military and space (defense structures)	$(25,281)	$116,473	$141,754
Commercial aerospace	32,592	203,625	171,033

Total	$7,311	$320,098	$312,787

Ducommun LaBarge Technologies
Military and space (defense technologies)	$40,664	$253,419	$212,755
Commercial aerospace	4,742	25,926	21,184
Natural resources	(15,153)	24,296	39,449
Industrial	(9,403)	16,987	26,390
Medical and other	(7,918)	15,875	23,793

Total	$12,932	$336,503	$323,571

2011 Compared to 2010

The following table sets forth net sales, selected financial data as a percentage of net sales, the effective tax rate and diluted earnings (loss) per share:

	(in thousands, except per share data)
	Years Ended December 31,
	2011	% of Net Sales	2010	% of Net Sales
Net Sales	$580,914	100.0%	$408,406	100.0%
Cost of Sales	474,978	81.8%	328,260	80.4%
Gross Profit	105,936	18.2%	80,146	19.6%
Selling, General and Administrative Expenses	85,790	14.8%	53,678	13.1%
Goodwill Impairment	54,273	9.3%	—	—
Interest Expense	18,198	3.1%	1,805	0.4%
Income (Loss) BeforeTaxes	(52,325)	(9.0%)	24,663	6.0%
Income Tax Expense (Benefit)	(4,742)	nm	4,855	nm
Net Income (Loss)	(47,583)	(8.2%)	19,808	4.9%
Effective Tax Rate (Benefit)	(9.1%)	nm	19.7%	nm
Diluted Earnings (Loss) Per Share	$(4.52)	nm	$1.87	nm

nm = not meaningful

Net Sales by End-Use Market and Operating Segment

Net sales by end-use market and operating segment during 2011 and 2010, respectively, were as follows:

		(In thousands)
		Years Ended December 31,
		Net Sales		% of Net Sales
	Change	2011	2010	2011	2010
Consolidated Ducommun
Military and space (defense technologies)	$51,445	$166,559	$115,114	28.7%	28.2%
Military and space (defense structures)	3,552	132,923	129,371	22.9%	31.7%
Commercial aerospace	22,145	186,066	163,921	32.0%	40.1%
Natural resources	35,322	35,322	—	6.1%	0.0%
Industrial	36,751	36,751	—	6.3%	0.0%
Medical & other	23,293	23,293	—	4.0%	0.0%

Total	$172,508	$580,914	$408,406	100.0%	100.0%

Ducommun AeroStructures (DAS)
Military and space (defense structures)	$3,552	$132,923	$129,371	45.4%	47.6%
Commercial aerospace	17,635	159,836	142,201	54.6%	52.4%

Total	$21,187	$292,759	$271,572	100.0%	100.0%

Ducommun LaBarge Technologies (DLT)
Military and space (defense technologies)	$51,445	$166,559	$115,114	57.8%	84.1%
Commercial aerospace	4,510	26,230	21,720	9.1%	15.9%
Natural resources	35,322	35,322	—	12.3%	0.0%
Industrial	36,751	36,751	—	12.8%	0.0%
Medical & other	23,293	23,293	—	8.1%	0.0%

Total	$151,321	$288,155	$136,834	100.0%	100.0%

Net sales during 2011 increased $172.5 million, or 42.2%, over 2010 to $580.9 million, primarily reflecting net sales of $175.4 million from the LaBarge Acquisition.

Net Sales to Top Customers

We had substantial sales to Boeing, Raytheon, United Technologies, Spirit AeroSystems and Owens-Illinois in 2011. See “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—15. Major Customers and Concentration of Credit Risk” for further information.

Cost of Sales and Gross Profit

Gross profit margins vary considerable by contract. Gross profit dollars in 2011 rose over 2010 primarily due to the increased gross profit from the LaBarge Acquisition. Gross profit percentages were lower in 2011 primarily due to new business start-up costs of $8.8 million, or 2.3 percentage points on sales of $21.7 million, compared to $5.0 million, or 1.8 percentage points on sales of $10.5 million in 2010 at DAS, a higher proportion of net sales of lower margin products, and inventory step-up write-off related to the LaBarge Acquisition in 2011.

Selling, General and Administrative Expenses

The SG&A expenses increased in 2011 primarily due to SG&A expenses from the newly acquired LaBarge organization of $19.9 million (including $4.0 million for amortization of intangibles), and approximately $16.1 million of merger-related expenses incurred in 2011 related to the LaBarge Acquisition.

Goodwill Impairment

A pre-tax non-cash goodwill impairment charge of $54.3 million was recorded by the DLT reportable operating segment in the fourth quarter of 2011, driven by a decline in our market value as of December 31, 2011, following the LaBarge Acquisition, which has since recovered, and a softening defense market. For further information, see “Critical Accounting Policies—Goodwill” and “Part II, Item 8. Ducommun Incorporated and Subsidiaries Notes to Consolidated Financial Statements—Note 4. Goodwill and Other Intangible Assets.”

Interest Expense

Interest expense increased due to higher levels of debt incurred in June 2011 related to financing the LaBarge Acquisition. For further information, see “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 7. Long-Term Debt—Senior Secured Term Loan and Senior Secured Revolving Credit Facility (“Credit Facilities”) and Senior Notes.”

Income Tax Expense

Income tax expense decreased in 2011 compared to 2010 primarily due to lower income before taxes and higher benefits related to research and development credits, partially offset by non-deductible expenses related to the DLT goodwill impairment charge and various other expenses related to the LaBarge Acquisition.

Net Loss

Due to a goodwill impairment charge, merger-related expenses and higher interest expenses, we had a net loss of $47.6 million, or $4.52 per diluted share for 2011, compared to net income of $19.8 million, or $1.87 per diluted share for 2010. The results for 2011 included an after-tax goodwill impairment charge and merger-related expenses (including cost of sales relating to the write-up of inventory from the LaBarge Acquisition) of $3.15 and $2.77 per diluted share, respectively. Excluding the impairment charge and the merger-related expenses, net income would have been $14.9 million, or $1.40 per diluted share.

Business Segment Performance

We report our financial performance based upon the two reportable operating segments; DAS and DLT. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2011 and 2010.

		(In thousands)%			%
	%	Years Ended December 31,		of Net Sales	of Net Sales
	Change	2011	2010	2011	2010
Net Sales
Ducommun AeroStructures (DAS)	7.8%	$292,759	$271,572	50.4%	66.5%
Ducommun LaBarge Technologies (DLT)	110.6%	288,155	136,834	49.6%	33.5%

Total Net Sales	42.2%	$580,914	$408,406	100.0%	100.0%

Segment Operating Income (Loss) (1)
Ducommun AeroStructures (DAS)		$25,798	$28,738	8.8%	10.6%
Ducommun LaBarge Technologies (DLT) (2)(6)		(33,390)	13,151	(11.6%)	9.6%

		(7,592)	41,889
Corporate General and Administrative Expenses (3)(5)		(26,535)	(15,421)	(4.6%)	(3.8%)

Total Operating Income (Loss)		$(34,127)	$26,468	(5.9%)	6.5%

EBITDA (1)
Ducommun AeroStructures (DAS)
Operating Income		$25,798	$28,738
Depreciation and Amortization		9,953	9,666

		35,751	38,404	12.2%	14.1%
Ducommun LaBarge Technologies (DLT)
Operating Income (Loss) (2)		(33,390)	13,151
Depreciation and Amortization		11,445	3,880

		(21,945)	17,031	(7.6%)	12.4%
Corporate General and Administrative Expenses (3)(4)(5)
Operating Loss		(26,535)	(15,421)
Depreciation and Amortization		60	51

		(26,475)	(15,370)

EBITDA		$(12,669)	$40,065

Adjusted EBITDA — Excluding Goodwill Impairment
Merger-related transaction expenses (3)(5)		$12,394	$—
Merger-related change-in-control compensation expenses (6)		3,743	—
Goodwill Impairment		54,273	—

		70,410	—

Adjusted EBITDA — Excluding Goodwill Impairment		$57,741	$40,065	9.9%	9.8%

Capital Expenditures
Ducommun AeroStructures (DAS)		$8,798	$5,150
Ducommun LaBarge Technologies (DLT)		5,454	1,904
Corporate Administration		284	52

Total Capital Expenditures		$14,536	$7,106

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $54.3 million of goodwill impairment expense in the twelve months ended December 31, 2011.
(3)	Includes approximately $12.4 million of merger-related transaction expenses in 2011 related to the LaBarge Acquisition.
(4)	Certain expenses, previously incurred by the operating units, are now included in the corporate general and administrative expenses as a result of the Company’s organizational changes.
(5)	Includes investment banking, accounting, legal, tax and valuation expenses as a direct result of the LaBarge Acquisition.
(6)

Includes approximately $3.7 million in 2011 of merger-related transaction costs resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge Acquisition.

Ducommun AeroStructures (DAS)

DAS: Net sales rose by 7.8% to $292.8 million, primarily due to increased net sales in commercial aerospace for large commercial aircraft and regional jet programs.

DAS: Segment operating income and EBITDA were lower primarily due to new business start-up costs of $8.8 million, or 1.7% points on sales of $21.7 million in 2011, compared to $4.9 million, or 1.4% points on sales of $10.4 million in 2010; and a higher proportion of lower margin products. In addition, operating income and EBITDA for 2010 were favorably impacted by an adjustment to operating expenses of $1.3 million, or 0.3% points, relating to the reversal of certain accounts payable accruals.

Ducommun LaBarge Technologies (DLT)

DLT: Net sales rose by 110.6% to $288.2 million, primarily due to $175.4 million in sales from the LaBarge Acquisition, partially offset by lower revenues from engineering services and legacy Ducommun DTI manufacturing business.

DLT: Segment operating income and EBITDA, including goodwill impairment, were lower as a result of the impairment of goodwill of $54.3 million and lower engineering services operating income, partially offset by the added operating income from the LaBarge Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions)
	December 31,
	2012	2011
Total debt, including long-term portion	$365.7	$392.2

Weighted-average interest rate on debt	7.82%	7.66%

Cash and cash equivalents	$46.5	$41.4

Unused Revolving Credit Facility	$58.4	$58.0

In 2012, we began our plan to de-lever the balance sheet and reduced our Term Loan to $162.6 million at December 31, 2012, from $190.0 million at December 31, 2011, by making voluntary principal pre-payments totaling $25.0 million, eliminating all required quarterly principal payments going forward. We expect to pay down $25.0 million to $30.0 million on the Term Loan in 2013.

The Revolving Credit Facility matures on June 28, 2016, and the Term Loan matures on June 30, 2017. Interest on the Term Loan was 5.5% at December 31, 2012. The Revolving Credit Facility and Term Loan covenants require EBITDA of more than $50.0 million and a maximum leverage ratio under certain circumstances, as well as annual limitations on capital expenditures and limitations on future disposition of property, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness. At December 31, 2012, we were in compliance with all covenants. Capital expenditures for 2012 were $15.8 million, well below the maximum allowed under the Credit Facility of $27.0 million for the year. At December 31, 2012, there were no amounts outstanding that would have triggered the leverage ratio covenant. The leverage ratio covenant becomes increasingly restrictive in future periods and will require us to continue to reduce our debt or increase EBITDA.

The Notes bear interest of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning in 2012. The Notes mature on July 15, 2018, at which time the entire principal amount is due. In addition, $3.0 million is due on December 23, 2013 on our promissory note issued in connection with the DAS-New York acquisition. See “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 7. Long-Term Debt” for further information related to long-term debt.

We expect to spend a total of approximately $15.0 million for capital expenditures in 2013 financed by cash generated from operations, approximately the same as 2012, principally to support new contract awards at DAS and DLT. As part of our strategic plan to become a Tier 2 supplier, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.

We believe the ongoing aerospace and defense subcontractor consolidation makes acquisitions an increasingly important component of our future growth. We will continue to make prudent acquisitions and capital expenditures for manufacturing equipment and facilities to support long-term contracts for commercial and military aircraft and defense programs. In addition, we will continue to invest to grow our non-aerospace and defense end-use markets.

We continue to depend on operating cash flow and the availability of our Revolving Credit Facility to provide short-term liquidity. Cash generated from operations and bank borrowing capacity is expected to provide sufficient liquidity to meet our obligations during the next twelve months.

Cash Flow Summary

Net cash provided by (used in) operating activities for 2012, 2011, and 2010 was $47.5 million, ($3.0) million and $26.5 million, respectively. Net cash provided by operating activities in 2012 compared to 2011 reflects higher net income, better working capital management, primarily in inventory, and improved operating efficiency. Net cash used in operating activities for 2011 was impacted by lower net income, an increase in accounts receivables, primarily related to the timing of billings to customers and extension of payments by the customers, an increase in inventory, primarily related to work-in-process for production jobs scheduled to ship in 2012 and afterward, payments of accounts payable, and payments in 2011 for expenses recorded in accrued liabilities in 2010. Net cash used in operating activities for 2011 was also negatively impacted by $25.6 million of merger-related expenses related to the LaBarge Acquisition.

Net cash used in investing activities for 2011 of $339.8 million included $325.3 million for the LaBarge Acquisition and $0.4 million for the acquisition of certain assets of Foam Matrix. Capital expenditures to support new contract awards at DLT and DAS were comparable in 2012 and 2011.

Net cash used in financing activities in 2012 of $26.7 million included $25.0 million of voluntary principal pre-payments on the Term Loan. Net cash provided by financing activities for 2011 of $374.0 million included approximately $390.0 million of borrowings, primarily to finance the LaBarge Acquisition, $1.3 million of repayment of Notes, Term Loan and Revolving Credit Facility debt, and $14.0 million of debt issue cost paid, also related to the LaBarge Acquisition.

Contractual Obligations

A summary of our contractual obligations at December 31, 2012 was as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$365,744	$3,042	$52	$162,650	$200,000
Future interest on notes payable and long-term debt	157,972	28,719	57,138	52,615	19,500
Operating leases	15,587	6,014	5,844	2,802	927
Pension liability	16,475	1,592	2,996	3,153	8,734
Liabilities related to uncertain tax position	1,754	317	1,001	436	—

Total	$557,532	$39,684	$67,031	$221,656	$229,161

We have estimated that the fair value of our indemnification obligations as insignificant based upon our history with such obligations and insurance coverage and have included no such obligation in the table above.

Our ultimate liability with respect to groundwater contamination at certain DAS facilities will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties. The above table does not include obligations related to these matters. For additional information, see “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 14. Contingencies.”

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of operating leases and indemnities.

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

Revenue Recognition

Except as described below, we recognize revenue, including revenue from products sold under long-term contracts, when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.

We have a significant number of contracts for which net sales are accounted for under the percentage-of-completion method using the units of delivery as the measure of completion. The percentage-of-completion method requires the use of assumptions and estimates related to the contract value, the total cost at completion, and measurement of progress toward completion. These contracts are primarily fixed-price contracts that vary widely in terms of size, length of performance period and expected gross profit margins.

We also recognize revenue on the sale of services (including prototype products) based on the type of contract: time and materials, cost-plus reimbursement and firm-fixed price. Revenue is recognized (i) on time and materials contracts as time is spent at hourly rates, which are negotiated with customers, plus the cost of any allowable materials and out-of-pocket expenses, (ii) on cost-plus reimbursement contracts based on direct and indirect costs incurred plus a negotiated profit calculated as a percentage of cost, a fixed amount or a performance-based award fee, and (iii) on fixed-price contracts on the percentage-of-completion method measured by the percentage of costs incurred to estimated total costs.

Provision for Estimated Losses on Contracts

We record provisions for total anticipated losses on contracts considering total estimated costs to complete the contract compared to total anticipated revenues in the period in which such losses are identified. The provisions for estimated losses on contracts require management to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Management’s estimate of the future cost to complete a contract may include assumptions as to improvements in manufacturing efficiency and reductions in operating and material costs. If any of these or other assumptions and estimates do not materialize in the future, we may be required to record additional provisions for estimated losses on contracts.

Goodwill

Our business acquisitions have resulted in the recognition of goodwill. Goodwill is not amortized but is subject to annual impairment tests (in the fourth quarter for us) and between annual tests, if events indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which we operate, increases in costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others.

Goodwill is allocated at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have three reporting units; DAS, DLT and Miltec. The application of the goodwill impairment test requires significant judgment, including the identification of the reporting units, and the determination of both the carrying value and the fair value of the reporting units. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including existing goodwill, to those reporting units. The determination of the fair value of each reporting unit requires significant judgment, including our estimation of future cash flows, which is dependent upon internal forecasts, estimation of the long-term rate of growth of our businesses, estimation of the useful lives of the assets which will generate the cash flows, determination of our weighted-average cost of capital and other factors. The estimates and assumptions used to calculate the fair value of a reporting unit may change from period to period based upon actual operating results, market conditions and our view of the future trends. The estimates and assumptions used to determine whether impairment exists and determine the amount of such impairment, if any, are subject to a high degree of uncertainty. The estimated fair value of a reporting unit would change materially if different assumptions and estimates were used.

Goodwill is tested for impairment utilizing a two-step method. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows. We also use market valuation approaches, considering comparable Company revenue and EBITDA multiples to corroborate our results. If the carrying value of the reporting unit exceeds its fair value, we then perform the second step of the impairment test to measure the amount of the impairment loss, if any. The second step requires fair valuation of all the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. This residual fair value of goodwill is then compared to the carrying value to determine impairment. An impairment charge will be recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying value.

We conducted our annual goodwill impairment test on December 31, 2012 and concluded goodwill was not impaired. In the annual goodwill impairment test conducted on December 31, 2011, we recorded an impairment charge of $54.3 million for the DLT reporting unit, driven by a decline in our market value, which has since recovered, and a softening defense market. As of December 31, 2012, the date of the most recent annual impairment test, the DAS, DLT, and Miltec reporting units had $57.2 million, $96.3 million, and $8.4 million of recorded goodwill, respectively. As of December 31, 2012, the fair value of the DAS, DLT and Miltec reporting units exceeded their carrying values by 9%, 25% and 16% respectively. Key assumptions used in determining the fair value of the DAS reporting unit under the discounted cash flow method included a discount rate of 12%, projected average revenue growth rates of 3.2% and terminal value growth rate of 3.2%. In determining the appropriate discount rate, we considered the weighted-average cost of capital for each reporting unit which, among other factors, considers the cost of common equity capital and the marginal cost of debt of market participants.

Other Intangible Assets

We amortize purchased other intangible assets with finite lives over the estimated economic lives of the assets, ranging from one to eighteen years generally using the straight-line method. The value of other intangibles acquired through business combinations has been estimated using present value techniques which involve estimates of future cash flows. Actual results could vary, potentially resulting in impairment charges.

We review our indefinite-lived intangible asset for impairment on an annual basis (in the fourth quarter for us) or when events or changes in circumstances indicate that the carrying value of our intangible asset may not be recoverable. We may first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Impairment indicators include, but are not limited to, cost factors, financial performance, adverse legal or regulatory developments, industry and market conditions and general economic conditions. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, we would recognize an impairment loss in the amount of such excess. We conducted our annual impairment test on December 31, 2012 and determined the indefinite-lived intangible asset was not impaired.

Accounting for Stock-Based Compensation

We use a Black-Scholes valuation model in determining the stock-based compensation expense for options, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. We have one award population with an option vesting term of four years. We estimated the forfeiture rate based on our historic experience. The Black-Scholes valuation model requires assumptions and judgments regarding stock price volatility, risk-free interest rates, expected options terms, and options that are expected to be forfeited. Management’s estimates could differ from actual results.

For performance and restricted stock units, we calculate compensation expense, net of an estimated forfeiture rate, on a straight line basis over the requisite service/performance period of the awards. The performance stock units vest based on a three-year cumulative performance cycle. The restricted stock units, vest over various periods of time ranging from one to three years. We estimate the forfeiture rate based on our historic experience.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market value for raw materials is based on replacement costs and is based on net realizable value for other inventory classifications. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) incurred. Costs under long-term contracts are accumulated into, and removed from, inventory on the same basis as other contracts. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand can fluctuate significantly caused by factors beyond our control. We maintain an allowance for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values. If market conditions are less favorable than those projected by management, such as an unanticipated decline in demand and not meeting expectations, inventory write-downs may be required.

Environmental Liabilities

Environmental liabilities are recorded when environmental assessments and/or remedial efforts are probable and costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Further, we review and update our environmental accruals as circumstances change and/or additional information is obtained that reasonably could be expected to have a meaningful effect on the outcome of a matter or the estimated cost thereof.

Recent Accounting Pronouncements

See “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At December 31, 2012, we had borrowings of $162.6 million under our Term Loan which bears interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three-, or six-month interest period chosen by us, plus an applicable margin percentage. This LIBOR rate has a floor of 1.25%, and a margin of 4.25%. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

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

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting as of December 31, 2012 is included under Item 15(a)(1) of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

The information under the caption “Election of Directors” in the 2013 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

The information under the caption “Executive Officers of the Registrant” in the 2013 Proxy Statement is incorporated herein by reference.

Audit Committee and Audit Committee Financial Expert

The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2013 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information under the caption “Code of Ethics” in the 2013 Proxy Statement is incorporated herein by reference.

Changes to Procedures to Recommend Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plan Plans

The following table provides information about our compensation plans under which equity securities are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuanance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(c)(2)
Equity Compensation Plans
Approved by security holders (1)	1,216,290	$9.810	78,350
Not approved by security holders	—	—	—

Total	1,216,290		78,350

(1)

The number of securities to be issued consists of 1,026,588 for stock options, 78,702 for restricted stock option units and 111,000 for performance stock units at target. The weighted average exercise price applies only to the stock options.

(2)

Awards are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares, and an award may consist of one such security or benefit, or two or more of them in tandem or in alternative.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Election of Directors” in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Principal Accountant Fees and Services” contained in the 2013 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

Page

Management’s Report on Internal Control over Financial Reporting	59

Report of Independent Registered Public Accounting Firm	60 - 61

Consolidated Statements of Operations - Years Ended December 31, 2012, 2011 and 2010	62

Consolidated Statements of Comprehensive Income (Loss) - Years Ended December 31, 2012, 2011 and 2010	63

Consolidated Balance Sheets - December 31, 2012 and 2011	64

Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2012, 2011 and 2010	65

Consolidated Statements of Cash Flows - Years Ended December 31, 2012, 2011 and 2010	66

Notes to Consolidated Financial Statements	67

Supplemental Quarterly Financial Data (Unaudited)	93

2. Financial Statement Schedule

The following schedule for the years ended December 31, 2012, 2011 and 2010 is filed herewith:

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

3. Exhibits

See Item 15(b) for a list of exhibits.

Signatures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ducommun Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ducommun Incorporated and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 15(a)(1). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 4, 2013

Ducommun Incorporated

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Sales and Service Revenues
Product sales	$716,417	$552,408	$367,563
Service revenues	30,620	28,506	40,843

Net Sales	747,037	580,914	408,406

Operating Costs and Expenses
Cost of product sales	580,999	453,473	296,104
Cost of service revenues	24,586	21,505	32,156
Selling, general and administrative expenses	86,639	85,790	53,678
Goodwill impairment	—	54,273	—

Total Operating Costs and Expenses	692,224	615,041	381,938

Operating Income (Loss)	54,813	(34,127)	26,468
Interest Expense	32,798	18,198	1,805

Income (Loss) Before Taxes	22,015	(52,325)	24,663
Income Tax Expense (Benefit)	5,578	(4,742)	4,855

Net Income (Loss)	$16,437	$(47,583)	$19,808

Earnings Per Share
Basic earnings (loss) per share	$1.55	$(4.52)	$1.89
Diluted earnings (loss) per share	$1.55	$(4.52)	$1.87

Weighted-Average Number of Common Shares Outstanding
Basic	10,580	10,536	10,488
Diluted	10,628	10,621	10,596

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2012	2011	2010

Net Income (Loss)	$16,437	$(47,583)	$19,808
Other Comprehensive Income (Loss)
Equity adjustment for pension liability, net of tax expense (benefit) of ($127), ($2,503) and $29 for 2012, 2011 and 2010, respectively	(143)	(4,223)	44
Reclassification adjustment for cash flow hedge mark-to-market adjustment, net of tax expense of $244 for 2010	—	—	408

Other Comprehensive Income (Loss)	(143)	(4,223)	452

Comprehensive Income (Loss)	$16,294	$(51,806)	$20,260

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$46,537	$41,449
Accounts receivable (less allowance for doubtful accounts of $566 and $488)	97,300	96,174
Unbilled receivables	3,556	3,286
Inventories	148,318	154,503
Production cost of contracts	17,960	18,711
Deferred income taxes	10,459	12,020
Other current assets	10,441	14,648

Total Current Assets	334,571	340,791
Property and Equipment, Net	98,383	98,477
Goodwill	161,940	163,845
Intangibles, Net	176,356	187,854
Other Assets	13,824	17,120

Total Assets	$785,074	$808,087

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$3,042	$1,960
Accounts payable	52,578	60,675
Accrued liabilities	52,716	53,823

Total Current Liabilities	108,336	116,458
Long-Term Debt, Less Current Portion	362,702	390,280
Deferred Income Taxes	67,808	72,043
Other Long-Term Liabilities	23,553	25,022

Total Liabilities	562,399	603,803

Commitments and Contingencies
Shareholders’ Equity
Common stock - $0.01 par value; authorized 35,000,000 shares; issued 10,738,065 shares in 2012 and 10,683,863 shares in 2011	107	107
Treasury stock - held in treasury 143,300 shares in 2012 and 2011	(1,924)	(1,924)
Additional paid-in capital	66,475	64,378
Retained earnings	165,485	149,048
Accumulated other comprehensive loss	(7,468)	(7,325)

Total Shareholders’ Equity	222,675	204,284

Total Liabilities and Shareholders’ Equity	$785,074	$808,087

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

	Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2009	10,450,426	$106	$(1,924)	$58,498	$180,760	$(3,554)	$233,886
Net income	—	—	—	—	19,808	—	19,808
Other comprehensive income, net of tax	—	—	—	—	—	452	452
Cash dividends	—	—	—	—	(3,147)	—	(3,147)
Stock options exercised	77,156	—	—	769	—	—	769
Stock repurchased related to the exercise of stock options	(20,439)	—	—	(404)	—	—	(404)
Stock based compensation	—	—	—	2,517	—	—	2,517
Income tax benefit related to the exercise of nonqualified stock options	—	—	—	304	—	—	304

Balance at December 31, 2010	10,507,143	$106	$(1,924)	$61,684	$197,421	$(3,102)	$254,185
Net loss	—	—	—	—	(47,583)	—	(47,583)
Other comprehensive loss, net of tax	—	—	—	—	—	(4,223)	(4,223)
Cash dividends	—	—	—	—	(790)	—	(790)
Stock options exercised	96,605	1	—	1,552	—	—	1,553
Stock repurchased related to the exercise of stock options	(63,185)	—	—	(1,497)	—	—	(1,497)
Stock based compensation	—	—	—	2,363	—	—	2,363
Income tax benefit related to the exercise of nonqualified stock options	—	—	—	276	—	—	276

Balance at December 31, 2011	10,540,563	$107	$(1,924)	$64,378	$149,048	$(7,325)	$204,284
Net income	—	—	—	—	16,437	—	16,437
Other comprehensive loss, net of tax	—	—	—	—	—	(143)	(143)
Stock options exercised	69,498	—	—	—	—	—	—
Stock repurchased related to the exercise of stock options	(15,296)	—	—	(186)	—	—	(186)
Stock based compensation	—	—	—	1,959	—	—	1,959
Income tax benefit related to the exercise of nonqualified stock options	—	—	—	324	—	—	324

Balance at December 31, 2012	10,594,765	$107	$(1,924)	$66,475	$165,485	$(7,468)	$222,675

See accompanying notes to consolidated financial statements.

Ducommun Incorporated

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$16,437	$(47,583)	$19,808
Adjustment to Reconcile Net Income (Loss) to Net
Cash Provided by (Used in) Operating Activities
Depreciation and amortization	29,413	21,458	13,597
Impairment of goodwill	—	54,273	—
Stock-based compensation expense	1,959	2,363	2,517
Deferred income tax benefit	(2,674)	(6,652)	(495)
Income tax benefit from stock-based compensation	324	277	304
Excess tax benefit from stock-based compensation	—	—	(9)
Provision for (recovery of) doubtful accounts	78	(3)	(155)
Other (increase) decrease	2,391	(22)	88
Changes in Assets and Liabilities
Accounts receivable (increase) decrease	(1,204)	(3,990)	584
Unbilled receivable (increase) decrease	(270)	570	351
Inventories (increase) decrease	6,185	(4,828)	(4,848)
Production cost of contracts increase	(1,324)	(3,451)	(5,215)
Other assets decrease	7,116	32	3,026
Accounts payable increase (decrease)	(8,097)	(12,323)	491
Accrued and other liabilities decrease	(2,800)	(3,123)	(3,573)

Net Cash Provided by (Used in) Operating Activities	47,534	(3,002)	26,471

Cash Flows from Investing Activities
Purchases of property and equipment	(15,813)	(14,536)	(7,106)
Acquisitions of businesses, net of cash acquired	—	(325,715)	—
Proceeds from sales of assets	31	470	2

Net Cash Used in Investing Activities	(15,782)	(339,781)	(7,104)

Cash Flows from Financing Activities
Repayment of senior notes, term loan and revolver debt	(26,478)	(1,276)	(24,956)
Borrowings of senior notes and term loan	—	390,000	—
Cash dividends paid	—	(790)	(3,147)
Debt issue cost paid	—	(14,025)	—
Net cash effect of exercise related to stock options	(186)	55	366
Excess tax benefit from stock-based compensation	—	—	9

Net Cash Provided by (Used in) Financing Activities	(26,664)	373,964	(27,728)

Net Increase (Decrease) in Cash and Cash Equivalents	5,088	31,181	(8,361)
Cash and Cash Equivalents at Beginning of Year	41,449	10,268	18,629

Cash and Cash Equivalents at End of Year	$46,537	$41,449	$10,268

Supplemental Disclosures of Cash Flow Information
Interest paid	$31,505	$5,950	$1,799
Taxes paid	$1,953	$4,512	$2,546

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun”, the “Company”, “we”, “us” or “our”), after eliminating intercompany balances and transactions. We have included the results of operations of acquired companies from the date of acquisition.

Our fiscal quarters end on the Saturday closest to the end of March, June and September for the first three fiscal quarters of each year, and ends on December 31 for our fourth fiscal quarter.

In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our consolidated financial position, results of operations, comprehensive income (loss) and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Description of Business

We are a global provider of engineering and manufacturing products and services primarily to the aerospace and defense industry through a wide range of products and services in the primary businesses of electronics, structures and integrated solutions. Our subsidiaries are organized into two strategic businesses, each of which is a reportable operating segment. Ducommun AeroStructures (“DAS”) designs, engineers and manufactures large, complex contoured aerospace structural components and assemblies and supplies composite and metal bonded structures and assemblies. Concurrent with the acquisition of LaBarge Inc. in June 2011, Ducommun LaBarge Technologies (“DLT”) was formed by the combination of our former Ducommun Technologies segment (“DTI”) and LaBarge Inc. (See Note 2). DLT designs, engineers and manufactures high-reliability products used in worldwide technology-driven markets including aerospace and defense, natural resources, industrial and medical and other end-use markets. DLT’s product offerings range from prototype development to complex assemblies. All reportable operating segments follow the same accounting principles.

Cash Equivalents

Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value.

Revenue Recognition

Except as described below, we recognize revenue, including revenue from products sold under long-term contracts, when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.

We have a significant number of contracts for which net sales are accounted for under the percentage-of-completion method using the units of delivery as the measure of completion. The percentage-of-completion method requires the use of assumptions and estimates related to the contract value, the total cost at completion, and measurement of progress toward completion. These contracts are primarily fixed-price contracts that vary widely in terms of size, length of performance period and expected gross profit margins.

We also recognize revenue on the sale of services (including prototype products) based on the type of contract: time and materials, cost-plus reimbursement and firm-fixed price. Revenue is recognized (i) on time and materials contracts as time is spent at hourly rates, which are negotiated with customers, plus the cost of any allowable materials and out-of-pocket expenses, (ii) on cost-plus reimbursement contracts based on direct and indirect costs incurred plus a negotiated profit calculated as a percentage of cost, a fixed amount or a performance-based award fee, and (iii) on fixed-price contracts on the percentage-of-completion method measured by the percentage of costs incurred to estimated total costs.

Provision for Estimated Losses on Contracts

We record provisions for the total anticipated losses on contracts considering total estimated costs to complete the contract compared to total anticipated revenues in the period in which such losses are identified.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses from the inability of customers to make required payments. The allowance for doubtful accounts is evaluated periodically based on the aging of accounts receivable, the financial condition of customers and their payment history, historical write-off experience and other assumptions, such as current assessment of economic conditions.

Inventory Valuation

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market value for raw materials is based on replacement costs, and is based on net realizable value for other inventory classifications. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) incurred. Costs under long-term contracts are accumulated into, and removed from, inventory on the same basis as other contracts. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. We maintain an allowance for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

Out of Period Adjustments

During the fourth quarter of 2012, we determined that approximately $0.4 million of operating expenses originating in 2005 through 2012 had been accrued in error. We assessed the materiality of this accrual reversal and concluded it was immaterial to currently reported annual amounts and previously reported annual and interim amounts. We corrected the error in the fourth quarter and did not restate our consolidated financial statements for the prior annual or interim periods.

During the first quarter of 2012, we determined that approximately $0.4 million of engineering research and development costs had been capitalized in error in inventory in prior periods. We assessed the materiality of this error and concluded it was immaterial to currently reported annual amounts and previously reported annual and interim amounts. We corrected the error in the first quarter of 2012 and did not restate our consolidated financial statements for the prior annual or interim periods.

Production Cost of Contracts

Costs are incurred for certain long-term contracts that require machinery or tools to build the parts as specified within the contract. These costs include production and tooling costs. The production contract costs are recorded to cost of sales using the units of delivery method. As of December 31, 2012 and 2011, production costs of contracts were $18.0 million and $18.7 million, respectively.

Property and Equipment and Depreciation

Property and equipment, including assets recorded under capital leases, are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, or the lease term if shorter for leasehold improvements. Repairs and maintenance are charged to expense as incurred. We evaluate long-lived assets for recoverability considering undiscounted cash flows, when significant changes in conditions occur, and recognize impairment losses if any, based upon the fair value of the assets.

Fair Value

Assets and liabilities that are measured and recorded at fair value on a recurring basis are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1, the highest level, refers to the values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant observable inputs. Level 3, the lowest level, includes fair values estimated using significant unobservable inputs.

Goodwill

Goodwill is tested for impairment utilizing a two-step method. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows and market valuation approaches considering comparable Company revenue and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) multiples. If the carrying value of the reporting unit exceeds its fair value, we then perform the second step of the impairment test to measure the amount of the impairment loss, if any. The second step requires fair valuation of all the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. This residual fair value of goodwill is then compared to its carrying value to determine impairment. An impairment charge will be recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying value.

Income Taxes

Deferred tax assets and liabilities are recognized, using enacted tax rates, for the expected future tax consequences of temporary differences between the book and tax bases of recorded assets and liabilities, operating losses and tax credit carryforwards. Deferred tax assets are evaluated quarterly and are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax positions taken or expected to be taken in a tax return are recognized when it is more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Litigation and Commitments

In the normal course of business, we are defendants in certain litigation, claims and inquiries, including matters relating to environmental laws. In addition, we make various commitments and incur contingent liabilities. Management’s estimates regarding contingent liabilities could differ from actual results.

Environmental Liabilities

Environmental liabilities are recorded when environmental assessments and/or remedial efforts are probable and costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Further, we review and update our environmental accruals as circumstances change and/or additional information is obtained that reasonably could be expected to have a meaningful effect on the outcome of a matter or the estimated cost thereof.

Accounting for Stock-Based Compensation

We measure and recognize compensation expense for share-based payment transactions in the financial statements at their estimated fair value. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award). The fair value of the awards are determined using the Black-Scholes valuation model, which requires assumptions and judgments regarding stock price volatility, risk-free interest rates, expected options terms, and options that are expected to be forfeited. Management’s estimates could differ from actual results.

Other Intangible Assets

We amortize purchased other intangible assets with finite lives over the estimated economic lives of the assets, ranging from one to eighteen years generally using the straight-line method. The value of other intangibles acquired through business combinations has been estimated using present value techniques which involve estimates of future cash flows. We evaluate other intangible assets for recoverability considering undiscounted cash flows, when significant changes in conditions occur, and recognizes impairment losses, if any, based upon the estimated fair value of the assets.

We review our indefinite-lived intangible asset for impairment on an annual basis or when events or changes in circumstances indicate that the carrying value of our intangible asset may not be recoverable. We may first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Impairment indicators include, but are not limited to, cost factors, financial performance, adverse legal or regulatory developments, industry and market conditions and general economic conditions. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, we would recognize an impairment loss in the amount of such excess.

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted-average number of common shares outstanding plus any potential dilutive shares that could be issued if exercised or converted into common stock in each period.

The net earnings (loss), weighted-average number of common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data)
	Years Ended December 31,
	2012	2011	2010
Net earnings (loss)	$16,437	$(47,583)	$19,808

Weighted-average number of common shares outstanding
Basic weighted average common shares outstanding	10,580	10,536	10,488
Dilutive potential common shares	48	85	108

Diluted weighted average common shares outstanding	10,628	10,621	10,596

Earnings per share
Basic	$1.55	$(4.52)	$1.89

Diluted	$1.55	$(4.52)	$1.87

Potentially dilutive stock options and stock units to purchase common stock as shown below were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands)
	Years Ended December 31,
	2012	2011	2010
Stock options and stock units	983	706	436

Comprehensive Income

Accumulated other comprehensive loss, as reflected in the consolidated balance sheets under the equity section, was composed of pension and retirement liability adjustments.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). We adopted this amended accounting guidance effective January 1, 2012. The adoption did not have a material impact on our consolidated financial position and results of operations.

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim periods. We adopted this amended guidance effective January 1, 2012. The adoption of this amended guidance affected disclosure only. We present the statements of comprehensive income immediately following the statements of income.

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). We adopted the amended guidance effective January 1, 2012. The adoption did not have a material impact on our consolidated financial position and results of operations.

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for us beginning January 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In July 2012, the FASB issued amendments to indefinite-lived intangible asset impairment guidance that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this guidance effective December 31, 2012. The adoption of the guidance did not have a material impact on our consolidated financial statements.

Note 2.	Acquisition

On June 28, 2011, we completed the acquisition of all the outstanding stock of LaBarge, Inc. (“LaBarge”), a publicly-owned company based in St. Louis, Missouri, that designs, engineers and manufactures high-reliability electronic products used in worldwide technology-driven markets including aerospace and defense, natural resources, industrial and medical and other end-use markets for $325.3 million (net of cash acquired and excluding acquisition costs) (the “LaBarge Acquisition”). The LaBarge Acquisition was funded by internally generated cash and $390.0 million of long-term debt. See Note 7. Long-Term Debt for additional information. For the twelve months ended December 31, 2011, our consolidated operating expenses included $16.1 million of expenses related to the LaBarge Acquisition and interest expense included the write-off of $0.8 million of unamortized financing costs, as a result of our debt refinancing related to the LaBarge Acquisition. The LaBarge Acquisition diversified our end-use markets, expanded our product offerings and provided other benefits.

The following table presents our unaudited pro forma consolidated operating results for the periods presented, as if the LaBarge Acquisition had occurred as of January 1, 2010.

	(In thousands)
	Years Ended December 31,
	2011	2010
Net sales	$744,366	$732,443
Net loss	(39,737)	(2,309)
Basic loss per share	(3.77)	(0.22)
Diluted loss per share	(3.77)	(0.22)

The pro forma information is not necessarily indicative of the actual results that would have been achieved had the LaBarge Acquisition occurred on January 1, 2010, or the results that may be achieved in the future.

We acquired certain assets of Foam Matrix in the first quarter of 2011 for $0.4 million, which we accounted for as an asset purchase.

Note 3.	Inventories

Inventories consisted of the following:

	(In thousands)
	December 31,
	2012	2011
Raw materials and supplies	$84,545	$72,067
Work in process	67,132	79,982
Finished goods	13,031	13,433

	164,708	165,482
Less progress payments	16,390	10,979

Total	$148,318	$154,503

Note 4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	(In thousands)		Range of
	December 31,		Estimated
	2012	2011	Useful Lives
Land	$14,643	$14,622
Buildings and improvements	45,816	44,402	5 - 40 Years
Machinery and equipment	121,033	107,591	2 - 20 Years
Furniture and equipment	26,181	23,707	2 - 10 Years
Construction in progress	7,142	8,817

	214,815	199,139
Less accumulated depreciation	116,432	100,662

Total	$98,383	$98,477

Depreciation expense was $15.9 million, $12.1 million and $8.4 million, for the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation expense increased beginning in 2011 due to the LaBarge Acquisition.

Note 5.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill, by operating segment, for the years ended December 31, 2012 and 2011 were as follows:

	(In thousands)
		Ducommun
	Ducommun	LaBarge	Consolidated
	AeroStructures	Technologies	Ducommun
Gross goodwill	$56,595	$69,847	$126,442
Accumulated goodwill impairment	—	(26,000)	(26,000)
Goodwill adjustment due to acquisitions	648	117,028	117,676
Goodwill impairment	—	(54,273)	(54,273)

Balance at December 31, 2011	57,243	106,602	163,845
Goodwill adjustment due to acquisitions	—	(1,905)	(1,905)

Balance at December 31, 2012	$57,243	$104,697	$161,940

We performed our annual goodwill impairment test during the fourth quarter of 2012. During 2012 and 2010, we identified no goodwill impairment. In the fourth quarter of 2011, we recorded a goodwill impairment charge of $54.3 million for the DLT reporting unit, driven by a decline in our market value, which has since recovered, and a softening defense market. As of December 31, 2012, the date of the most recent annual impairment test, the DAS, DLT, and Miltec reporting units had $57.2 million, $96.3 million, and $8.4 million of recorded goodwill, respectively. As of December 31, 2012, the fair value of the DAS, DLT and Miltec reporting units exceeded their carrying values by 9%, 25% and 16% respectively.

Other Intangible Assets

Other intangible assets are related to acquisitions. Other intangible assets with finite lives are amortized on the straight-line method over periods ranging from one to eighteen years. The fair value of other intangible assets was determined by management and consisted of the following:

	(In thousands)
	December 31, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$164,500	$23,460	$141,040	$164,500	$12,503	$151,997
Trade names (finite lives)	4,050	3,030	1,020	4,050	2,690	1,360
Trade name (indefinite life)	32,937	—	32,937	32,937	—	32,937
Non-compete agreements	2,743	2,743	—	2,743	2,699	44
Contract renewal	1,845	835	1,010	1,845	705	1,140
Backlog	1,153	1,153	—	1,153	1,153	—
Technology	400	51	349	400	24	376

Total	$207,628	$31,272	$176,356	$207,628	$19,774	$187,854

The carrying amount of other intangible assets by operating segment as of December 31, 2012 and December 31, 2011 was as follows:

	(In thousands)
	December 31, 2012			December 31, 2011
			Net			Net
		Accumulated	Carrying		Accumulated	Carrying
	Gross	Amortization	Value	Gross	Amortization	Value
Other intangible assets
Ducommun AeroStructures	$20,130	$9,914	$10,216	$20,130	$7,059	$13,071
Ducommun LaBarge Technologies	187,498	21,358	166,140	187,498	12,715	174,783

Total	$207,628	$31,272	$176,356	$207,628	$19,774	$187,854

Amortization expense of other intangible assets was $11.5 million, $7.8 million and $4.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense of other intangibles increased beginning in 2011 due to the LaBarge Acquisition. Future amortization expense by operating segment is expected to be as follows:

	(In thousands)
		Ducommun
	Ducommun	LaBarge	Consolidated
	AeroStructures	Technologies	Ducommun
2013	$2,246	$8,645	$10,891
2014	1,717	8,644	10,361
2015	1,386	8,646	10,032
2016	1,123	8,304	9,427
2017	907	8,306	9,213
Thereafter	2,837	90,658	93,495

	$10,216	$133,203	$143,419

We conducted our annual impairment test of our indefinite-lived intangible asset on December 31, 2012 and determined it was not impaired.

Note 6.	Accrued Liabilities

The components of accrued liabilities consisted of the following:

	(In thousands)
	December 31,
	2012	2011
Accrued compensation	$25,828	$27,559
Accrued income tax and sales tax	3,812	1,820
Customer deposits	5,653	6,612
Interest payable	8,972	9,967
Accrued insurance costs	1,576	1,781
Customer claims	553	997
Provision for contract cost overruns	531	449
Other	5,791	4,638

Total	$52,716	$53,823

Note 7.	Long-Term Debt

Long-term debt at December 31, 2012 and 2011 was as follows:

	(In thousands)
	December 31,
	2012	2011
Senior unsecured notes (fixed 9.75%)	$200,000	$200,000
Senior secured term loan (floating 5.5%)	162,625	189,050
Promissory note (fixed 5.0%) and other debt (fixed 5.41%)	3,119	3,190

Total Debt	365,744	392,240
Less Current Portion	3,042	1,960

Total Long-Term Debt	$362,702	$390,280

Weighted-average interest rate	7.82%	7.66%

Future long-term debt payments at December 31, 2012 were as follows:

(In thousands)
2013	$3,042
2014	25
2015	26
2016	26
2017	162,625
Thereafter	200,000

Total	$365,744

In the latter half of 2012, we made $25.0 million of voluntary principal pre-payments on our senior secured term loan as discussed below. At December 31, 2012, we had $58.4 million of available borrowing capacity, as discussed below.

Senior Secured Term Loan and Senior Secured Revolving Credit Facility (“Credit Facilities”)

In connection with the acquisition of LaBarge on June 28, 2011, we borrowed $190.0 million under a senior secured term loan (“Term Loan”) which matures on June 30, 2017 and entered into a senior secured revolving credit facility (“Revolving Credit Facility”) of $60.0 million, which matures on June 28, 2016. The Credit Facilities provides the option of choosing the London Interbank Offered Rate (“LIBOR” rate), or the Alternate Base Rate. The LIBOR rate may be for a one-, two-, three- or six-month period chosen by us, with a LIBOR rate floor of 1.25%, plus 4.25%. The payment of interest coincides with the LIBOR period we select. The Alternate Base Rate has a floor of 2.25% plus 3.25%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. The Term Loan required quarterly principal payments of $0.5 million beginning on September 30, 2011 and mandatory prepayment of certain amounts of excess cash flow on an annual basis beginning 2012. On September 29, 2012, and December 28, 2012, we made voluntary principal pre-payments of $10.0 million and $15.0 million, respectively on our Term Loan. The payment made in September eliminated all required quarterly principal payments going forward.

The Credit Facilities are collaterized by substantially all of our assets and contain minimum Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and maximum leverage ratio covenants under certain circumstances, as well as annual limitations on capital expenditures and limitation on future disposition of property, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness. In the event that a certain minimum amount is borrowed and outstanding under the Revolving Credit Facility, for so long as any such amount is outstanding, we will be required to comply with a total leverage ratio. Furthermore, our consolidated EBITDA, as defined by these Credit Facilities, as of the end of any fiscal quarter on a trailing four-quarter basis is not permitted to be less than $50.0 million. At December 31, 2012, we were in compliance with all covenants. At December 31, 2012, there were no amounts outstanding that would have triggered the leverage coverage ratio covenant. However, we would have been in compliance with such leverage coverage ratio.

At December 31, 2012, we had $58.4 million of unused borrowing capacity under the Revolving Credit Facility after deducting $1.6 million for standby letters of credit. Upon the satisfaction of certain conditions, including but not limited to, the agreement of lenders to provide such facilities or commitments, we also have the option to add one or more incremental term loan facilities or increase commitments under our Credit Facility by an aggregate amount of up to $75.0 million.

Senior Unsecured Notes

In connection with the LaBarge Acquisition, we also issued $200.0 million of senior unsecured notes (the “Notes”) with interest of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning in 2012. The Notes mature on July 15, 2018, at which time the entire principal amount is due.

Upon a change of control, as defined, we will be required to offer to purchase all of the Notes then outstanding for cash at 101% of the principal amount plus accrued and unpaid interest, if any, on the date of purchase on the Notes. A change of control under the indenture governing the Notes may also result in an event of default under our Credit Facilities which may cause the acceleration of indebtedness outstanding thereunder, in which case, proceeds of collateral pledged to secure borrowings thereunder would be used to repay such borrowings before we repay the Notes.

Promissory Note

In connection with the DAS-New York acquisition in December 2008, we issued a promissory note in the initial principal amount of $7.0 million with interest of 5% per annum payable annually on each anniversary of the closing date (December 23). At December 31, 2012, $3.0 million was outstanding under the promissory note and is payable December 23, 2013.

Fair Value of Long-Term Debt

The carrying amount of long-term debt approximates fair value, which was estimated using Level 2 inputs, based on the terms of the related debt, recent transactions and estimates using interest rates currently available to us for debt with similar terms and remaining maturities, except for the senior notes, for which the fair value was $216 million.

Note 8.	Shareholders’ Equity

We are authorized to issue five million shares of preferred stock. At December 31, 2012 and 2011, no preferred shares were issued or outstanding.

In 2011, we terminated our stock repurchase program.

Note 9.	Stock Options

We have two stock incentive plans. Stock awards may be made to directors, officers and key employees under the stock incentive plans on terms determined by the Compensation Committee of the Board of Directors or, with respect to directors, on terms determined by the Board of Directors. Stock options have been and may be granted to directors, officers and key employees under the stock plans at prices not less than 100% of the market value on the date of grant, and expire not more than ten years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances.

We apply fair value accounting for stock-based compensation based on the grant-date fair value estimated using a Black-Scholes valuation model. We recognize compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. We have one award population with an option vesting term of four years. We estimate the forfeiture rate based on our historic experience, attempting to determine any discernible activity patterns. The expected life computation is based on historic exercise patterns and post-vesting termination behavior. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is derived from historical volatility of our common stock.

The following table presents the weighted-average assumptions used to estimate the fair value of the share based payment awards granted in the periods presented:

	Years Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.59%	1.47%	1.99%
Dividend yield	0.00%	0.00%	1.66%
Expected volatility	57.05%	42.28%	42.90%
Expected life in months	66	66	66
Weighted-average fair value of grants	$4.95	$8.84	$6.43

Option activity during the three years ended December 31, 2012 was as follows:

	Years Ended December 31,
	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Outstanding at December 31,	978,688	$20.887	929,850	$20.654	817,500	$21.070
Options granted	222,100	9.810	224,000	21.610	190,950	18.040
Options exercised	—	—	(79,937)	19.416	(45,850)	16.797
Options forfeited	(174,200)	19.700	(95,225)	21.551	(32,750)	21.231

Outstanding at December 31,	1,026,588	$18.692	978,688	$20.887	929,850	$20.654

Exerciseable at December 31,	568,985	$21.457	530,262	$21.524	511,900	$21.538

Available for grant at December 31,	78,350		230,950		406,310

As of December 31, 2012, total unrecognized compensation cost (before tax benefits) related to stock options of $2.0 million is expected to be recognized over a weighted-average period of 2.6 years. The total options vested and expected to vest in the future are 1,026,588 shares with a weighted-average exercise price of $18.69 and a weighted-average remaining contractual term of 4.0 years. The aggregate intrinsic value for these options is approximately $1.4 million. Total options exercisable are 568,985 shares with a weighted-average exercise price of $21.46 and a weighted-average remaining contractual term of 2.62 years and an immaterial aggregate intrinsic value.

Cash received from options exercised and stocks surrendered in the years ended December 31, 2012, 2011 and 2010 was zero, $1.6 million and $0.8 million, respectively. The tax benefit realized for the tax deductions from options exercised from the share-based payment awards totaled $0.3 million for each of the three years ended December 31, 2012, 2011 and 2010, respectively.

Nonvested stock options at December 31, 2011 and changes through the year ended December 31, 2012 were as follows:

		Weighted-
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Nonvested at December 31, 2011	448,426	$7.97
Granted	222,100	4.95
Vested	(157,423)	8.19
Forfeited	(55,500)	7.49

Nonvested at December 31, 2012	457,603	$6.49

The aggregate intrinsic value of stock options represents the amount by which the market price of our common stock exceeds the exercise price of the stock option. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2012, 2011 and 2010 was $0.8 million, $0.7 million and $0.8 million, respectively. Total fair value of options expensed was $2.3 million, $2.4 million and $2.5 million, before tax benefits, for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 10.	Employee Benefit Plans

Supplemental Retirement Plans

We have three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers certain current and retired employees from the LaBarge Acquisition (the “LaBarge Deferred Compensation Plan”). Further employee contributions to this plan were suspended on August 5, 2011. The liability for the LaBarge Deferred Compensation Plan and interest thereon is included in accrued employee compensation and long-term liabilities and was $0.3 million and $2.1 million, respectively, at December 31, 2012. The accumulated benefit obligations of the other two plans at December 31, 2012 and December 31, 2011 were $1.1 million and $1.2 million, respectively, which are included in accrued liabilities.

Defined Contribution 401(K) Plans

We sponsor, for all our employees, two 401(k) defined contribution plans. The first plan covers all employees, other than employees at our Miltec subsidiary, and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan, we generally provide a match equal to 50% of the employee’s contributions up to the first 6% of compensation, except for union employees who are not eligible to receive the match. The second plan covers only the employees at our Miltec subsidiary and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 100% of their compensation or limits established by the Internal Revenue Code. Under this plan, Miltec generally (i) provides a match equal to 100% of the employee’s contributions up to the first 5% of compensation, (ii) contributes 3% of an employee’s compensation annually, and (iii) contributes, at our discretion, 0% to 7% of an employee’s compensation annually. Our provision for matching and profit sharing contributions for the three years ended December 31, 2012, 2011 and 2010 was approximately $3.8 million, $3.4 million and $3.5 million, respectively.

Other Plans

We have a defined benefit pension plan covering certain hourly employees of a subsidiary (“Pension Plan”). Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of this defined benefit pension plan are composed primarily of fixed income and equity securities. We also have a retirement plan covering certain current and retired employees from the LaBarge Acquisition (the “LaBarge Retirement Plan”).

The components of net periodic pension cost for both plans are as follows:

	(In thousands)
	Years Ended December 31,
	2012	2011	2010
Service cost	$749	$523	$463
Interest cost	1,167	1,043	894
Expected return on plan assets	(1,060)	(1,053)	(932)
Amortization of actuarial losses	1,147	430	371

Net periodic pension cost	$2,003	$943	$796

The estimated net actuarial loss for both plans that will be amortized from accumulated other comprehensive loss into net periodic cost during 2013 is $1.1 million.

The obligations and funded status of both plans are as follows:

	(In thousands)
	December 31,
	2012	2011
Change in benefit obligation (1)
Beginning benefit obligation (January 1)	$28,605	$17,079
Benefit obligation related to the LaBarge Acquisition	—	5,589
Service cost	749	523
Interest cost	1,167	1,043
Actuarial loss	1,633	5,144
Benefits paid	(1,012)	(773)

Benefit obligation (December 31)	$31,142	$28,605

Change in plan assets
Beginning fair value of plan assets (January 1)	$11,945	$12,019
Return on assets	1,513	(959)
Employer contribution	2,241	1,658
Benefits paid	(1,012)	(773)

Fair value of plan assets (December 31)	$14,687	$11,945

Funded status (under funded)	$(16,455)	$(16,661)

Amounts recognized in the consolidated balance sheet
Current liabilities	$672	$640

Non-current liabilities	$15,783	$16,021

Unrecognized loss included in accumulated other comprehensive loss
Unrecognized loss (January 1), before tax	$11,902	$5,176
Amortization	(1,147)	(430)
Liability loss	1,633	5,144
Asset (gain) loss	(454)	2,012

Unrecognized loss (December 31), before tax	$11,934	$11,902
Tax impact	(4,466)	(4,577)

Unrecognized loss included in accumulated other comprehensive loss, net of tax	$7,468	$7,325

Prepaid benefit cost included in other assets	$913	$811

Accrued benefit cost included in other liabilities	$5,433	$5,569

(1)	Projected benefit obligation equals the accumulated benefit obligation for the plans.

On December 31, 2012, our annual measurement date, the accumulated benefit obligation exceeded the fair value of the plans assets by $16.5 million. Such excess is referred to as an unfunded accumulated benefit obligation. We recognized a pension liability at December 31, 2012 and 2011 of $7.5 million and $7.3 million net of tax, respectively, which decreased shareholders’ equity and was included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be decreased or be eliminated if either interest rates increase or market performance and plan returns improve or contributions cause the Pension Plan to return to fully funded status.

Our Pension Plan asset allocations at December 31, 2012 and 2011, by asset category, were as follows:

	December 31,
	2012	2011
Equity securities	74%	78%
Cash and equivalents	20%	15%
Debt securities	6%	7%

Total (1)	100%	100%

(1)	Our overall investment strategy is to achieve an asset allocation within the following ranges to achieve an appropriate rate of return relative to risk

Cash	0-25%
Fixed income securities	0-50%
Equities	50-95%

Pension Plan assets consist primarily of listed stocks and bonds and do not include any of the Company’s securities. The return on assets assumption reflects the average rate of return expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We select the return on asset assumption by considering our current and target asset allocation. We consider information from various external investment managers, forward-looking information regarding expected returns by asset class and our own judgment when determining the expected returns.

	(In thousands)
	Year Ended December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and other investments	$2,905	$—	$—	$2,905
Fixed income securities	—	860	—	860
Equities (1)	8,441	2,481	—	10,922

Total	$11,346	$3,341	$—	$14,687

	(In thousands)
	Year Ended December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and other investments	$1,826	$—	$—	$1,826
Fixed income securities	—	835	—	835
Equities (1)	7,145	2,139	—	9,284

Total	$8,971	$2,974	$—	$11,945

(1)	Represents mutual funds and commingled accounts which invest primarily in equities, but may also hold fixed income securities, cash and other investments.

The valuation techniques used to determine fair value are as follows. Commingled funds with publicly quoted prices and active trading are classified as Level 1 investments. For commingled funds that are not publicly traded and have ongoing subscription and redemption activity, the fair value of the investment is the net asset value (“NAV”) per share, derived from the underlying securities’ quoted prices in active markets, and are classified as Level 2 investments.

The assumptions used to determine the benefit obligations and expense for our two plans are presented in the tables below. The expected long-term return on assets, noted below, represents an estimate of long-term returns on investment portfolios consisting of a mixture of fixed income and equity securities. We consider long-term rates of return in which we expect our two plans to be invested. The estimated cash flows from the plans for all future years are determined based on the plans’ population at the measurement date. Each year’s cash flow is discounted back to the measurement date based on the yield for the year of bonds in the published CitiGroup Pension Discount Curve. The discount rate chosen is the single rate that provides the same present value as the individually discounted cash flows.

The following weighted-average assumptions were used to determine the net periodic benefit cost under the two plans for:

	Years Ended December 31,
	2012	2011	2010
Discount rate used to determine pension expense
Pension Plan	4.30%	5.50%	6.00%
LaBarge Retirement Plan	3.75%	4.75%	—

The following weighted-average assumptions were used to determine the benefit obligations under the two plans at:

	December 31,
	2012	2011	2010
Discount rate used to determine value of obligations
Pension Plan	4.00%	4.30%	5.50%
LaBarge Retirement Plan	3.10%	3.75%	—
Long-term rate of return - Pension Plan only	8.50%	8.50%	8.50%

The following benefit payments under both plans, which reflect expected future service, as appropriate, are expected to be paid:

	(In thousands)
		LaBarge
		Retirement
	Pension Plan	Plan
2013	$920	$672
2014	978	482
2015	1,054	482
2016	1,082	478
2017	1,119	472
Thereafter	6,590	2,145

Our funding policy is to contribute cash to our plans so that the minimum contribution requirements established by government funding and taxing authorities are met. We expect to make a contribution of $2.8 million to the plans in 2013.

Note 11.	Indemnifications

We have made guarantees and indemnities under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware.

However, we have a directors and officers insurance policy that may reduce our exposure in certain circumstances and may enable us to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments we could be obligated to make. Historically, payments related to these guarantees and indemnities have been immaterial. We estimate the fair value of our indemnification obligations as insignificant based on this history and insurance coverage and have, therefore, not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

Note 12.	Leases

We lease certain facilities and equipment for periods ranging from one to eight years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2012, 2011 and 2010 was $8.2 million, $7.3 million and $6.2 million, respectively. Future minimum rental payments under operating leases having initial or remaining non-cancelable terms in excess of one year at December 31, 2012 were as follows:

(In thousands)
2013	$6,014
2014	3,409
2015	2,435
2016	1,674
2017	1,128
Thereafter	927

Total	$15,587

Note 13.	Income Taxes

Our pre-tax income attributable to foreign operations is not material. The provision for income tax expense (benefit) consisted of the following:

	(In thousands)
	Years Ended December 31,
	2012	2011	2010
Current tax expense (benefit)
Federal	$7,608	$2,133	$6,204
State	(579)	(223)	(854)

	7,029	1,910	5,350

Deferred tax expense (benefit)
Federal	(260)	(6,044)	(686)
State	(1,191)	(608)	191

	(1,451)	(6,652)	(495)

Income tax expense (benefit)	$5,578	$(4,742)	$4,855

Deferred tax assets (liabilities) were composed of the following:

	(In thousands)
	December 31,
	2012	2011
Accrued expenses	$386	$672
Allowance for doubtful accounts	213	195
Contract overrun reserves	139	192
Deferred compensation	164	1,139
Employment-related reserves	6,088	5,700
Environmental reserves	762	895
Inventory reserves	4,123	5,238
Pension obligation	4,445	4,574
Prepaid insurance	406	308
State net operating loss carryforwards	818	818
State tax credit carryforwards	3,253	1,849
Stock-based compensation	4,012	4,003
Workers’ compensation	35	17
Other	970	286

	25,814	25,886
Depreciation	(5,424)	(7,663)
Goodwill	(5,764)	(3,400)
Intangibles	(66,604)	(71,163)
Unbilled receivables	(1,251)	(1,675)
Valuation allowance	(4,120)	(2,008)

Net deferred tax assets (liabilities)	$(57,349)	$(60,023)

We have state tax credit carryforwards of $5.7 million, which begin to expire in 2017, and state net operating losses of $20.0 million, which begin to expire in 2016. We have recorded benefits for those carryforwards we expect to be utilized on tax returns filed in the future.

We have established a valuation allowance for items that are not expected to provide future tax benefits. We believe it is more likely than not that we will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation between expected and effective tax rates were as follows:

	Years Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	(35.0)%	35.0%
State income taxes (net of federal benefit)	(2.8)	(2.2)	0.3
Acquisition costs	—	2.0	—
Benefit of qualified domestic production activities	(2.7)	(0.5)	(3.5)
Benefit of research and development tax credits	(4.3)	(2.6)	(6.2)
Book income not subject to tax	—	—	(0.8)
Goodwill impairment	—	28.8	—
Increase in valuation allowance	9.9	—	2.4
Reduction of state effective tax rate	(7.0)	—	—
Reduction of tax reserves	(4.0)	—	(7.4)
Unremitted earnings (losses) of foreign subsidiary	0.8	0.3	(0.5)
Other	0.4	0.1	0.4

Effective income tax rate	25.3%	(9.1)%	19.7%

The deduction for qualified domestic production activities is treated as a “special deduction” which has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction is reported in our rate reconciliation.

Income tax expense increased in 2012 compared to 2011 primarily as a result of higher pre-tax income. The effective tax rate was 25.3% in 2012, compared to an income tax benefit of 9.1% in 2011. The 2012 tax rate was impacted by a charge for a valuation allowance for state research and development tax credits of $2.2 million, partially offset by a $1.6 million tax benefit as of result of the LaBarge Acquisition, which allowed us to file state consolidated tax returns in 2012. The $2.2 million valuation allowance was the result of new state legislation passed in the fourth quarter of 2012. The new legislation reduces the amount of Company income apportioned to California, thus reducing our ability to realize the benefits of the state research and development tax credits previously recorded. In addition, our effective tax rate for 2012 reflected no current year federal research and development tax benefits; whereas, the effective tax rate for 2011 included federal research and development tax benefits. As a result of the American Taxpayer Relief Act of 2012 passed in January 2013, which includes a reinstatement of the federal research and development tax credit for the amounts paid or incurred after December 31, 2011 and before January 1, 2014, we will record approximately $2.0 million of federal research and development tax benefits in the first quarter of 2013.

We record the interest and penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the three years ended December 31, 2012, 2011 and 2010, we recognized approximately ($0.1) million, $0.1 million and ($0.1) million in interest expense (benefit) related to uncertain tax positions. We had approximately $0.1 million and $0.2 million for the payment of interest and penalties accrued at December 31, 2012 and 2011, respectively.

Our total amount of unrecognized tax benefits was approximately $1.7 million and $2.2 million at December 31, 2012 and December 31, 2011, respectively. Most of these amounts, if recognized, would affect the annual income tax rate. It is reasonably possible that the unrecognized tax benefits could be reduced by $0.3 million in the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	(In thousands)
	Years Ended December 31,
	2012	2011
Balance at January 1,	$2,194	$1,343
Additions based on tax positions related to the current year	214	536
Additions for tax positions for prior years	68	482
Reductions for tax positions of prior years	(820)	(167)

Balance at December 31,	$1,656	$2,194

During the fourth quarter of 2012, the Internal Revenue Service concluded its examination of our 2009 federal income tax return and the Franchise Tax Board concluded its examination of our 2008 and 2009 California franchise (income) tax returns. Each of these examinations resulted in “no change” to our returns as filed. Federal income tax returns after 2009, California franchise (income) tax returns after 2009 and other state income tax returns after 2007 are subject to examination.

Note 14.	Contingencies

Ducommun is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas (the “District Court”). The lawsuit is a qui tam action brought by three former Boeing employees (“Relators”) against Boeing and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Company (“Boeing”) which were installed by Boeing in aircraft ultimately sold to the United States Government and that Boeing and Ducommun submitted or caused to be submitted false claims for payment relating to 21 aircraft sold by Boeing to the United States Government. The lawsuit seeks damages in an amount equal to three times the amount of damages the United States Government sustained because of the defendants’ actions, plus a civil penalty of $10 thousand for each false claim made on or before September 28, 1999, and $11 thousand for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. The Relators claim that the United States Government sustained damages of $1.6 billion (the contract purchase price of 21 aircraft) or, alternatively, $851 million (the alleged diminished value and increased maintenance cost of the 21 aircraft. After investigating the allegations, the United States Government has declined to intervene in the lawsuit. Ducommun and Boeing have filed motions for summary judgment to dismiss the lawsuit. The motions for summary judgment are pending before the District Court. Ducommun intends to defend itself vigorously against the lawsuit. Ducommun, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

DAS has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established a reserve for its estimated liability for such investigation and corrective action of approximately $1.5 million at December 31, 2012, which is reflected in other long-term liabilities on its consolidated balance sheet.

DAS also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between approximately $0.4 million and $3.1 million. Ducommun has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $0.4 million at December 31, 2012, which is reflected in other long-term liabilities on its consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

In the normal course of business, Ducommun and its subsidiaries are defendants in certain other litigation, claims and inquiries, including matters relating to environmental laws. In addition, Ducommun makes various commitments and incurs contingent liabilities. While it is not feasible to predict the outcome of these matters, Ducommun does not presently expect that any sum it may be required to pay in connection with these matters would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 15.	Major Customers and Concentrations of Credit Risk

We provide proprietary products and services to the Department of Defense and various United States Government agencies, and most of the aerospace and aircraft manufacturers who receive contracts directly from the U.S. Government as an original equipment manufacturer (“prime manufacturers”). In addition, we also service technology-driven markets in the industrial, natural resources and medical and other end-use markets. As a result, we have significant net sales to certain customers.

Net sales to our major customers were as follows and were made by both operating segments, except for net sales to Owens-Illinois and Schlumberger, which were made by DLT:

	(In thousands)
	Years Ended December 31,
	2012	2011(a)	2010 (a)
Boeing	$125,598	$112,071	$107,466
Raytheon	53,639	50,567	48,198
Spirit AeroSystems	40,409	28,590	26,141
Owens-Illinois (b)	33,669	22,796	—
U.S. Government	30,719	19,261	16,875
Schlumberger (c)	30,375	20,974	—

(a)	Net sales to United Technologies in 2012 did not meet our reporting threshold but were $29.8 million and $30.7 million in 2011 and 2010, respectively.
(b)	Net sales to Owens-Illinois began in 2011 due to the LaBarge Acquisition.
(c)	Net sales to Schlumberger began in 2011 due to the LaBarge Acquisition.

The sales and receivables relating to Boeing, Raytheon, Spirit AeroSystems, Owens-Illinois, and Schlumberger are diversified over a number of different commercial, military and space programs. At December 31, 2012, trade receivables from these customers were as follows:

	(In thousands)
	December 31,
	2012	2011
Boeing	$12,059	$13,157
Raytheon	10,114	7,379
Owens-Illinois	5,978	8,125
Spirit AeroSystems	4,235	4,041
Schlumberger	1,928	2,814
U.S. Government	1,610	1,384

Total	$35,924	$36,900

In 2012, 2011 and 2010, sales to foreign customers worldwide, based upon the location of the customer, were $52.1 million, $50.9 million and $38.0 million, respectively. We have manufacturing facilities in Thailand and Mexico. The amounts of revenues, profitability and identifiable long-lived assets attributable to foreign sales activity were not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2012, 2011 and 2010. We had no sales to a foreign country greater than 3% of total sales in 2012, 2011 and 2010. We are not subject to any significant foreign currency risks since all sales are made in United States dollars.

Note 16.	Business Segment Information

We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, DAS and DLT, each of which is a reportable operating segment.

In the fourth quarter of 2011, we recorded a pre-tax non-cash charge of $54.3 million at DLT for the impairment of goodwill.

Financial information by reportable operating segment was as follows:

	(In thousands)
	Years Ended December 31,
	2012	2011	2010
Net Sales
Ducommun AeroStructures (DAS)	$309,982	$292,759	$271,572
Ducommun LaBarge Technologies (DLT)	437,055	288,155	136,834

Total Net Sales	$747,037	$580,914	$408,406

Segment Operating Income (Loss) (1)
Ducommun AeroStructures (DAS)	$28,792	$25,798	$28,738
Ducommun LaBarge Technologies (DLT) (2)	40,698	(33,390)	13,151

	69,490	(7,592)	41,889
Corporate General and Administrative Expenses (3)	(14,677)	(26,535)	(15,421)

Operating Income (Loss)	$54,813	$(34,127)	$26,468

Depreciation and Amortization Expenses
Ducommun AeroStructures (DAS)	$10,313	$9,953	$9,666
Ducommun LaBarge Technologies (DLT)	18,934	11,445	3,880
Corporate Administration	166	60	51

Total Depreciation and Amortization Expenses	$29,413	$21,458	$13,597

Capital Expenditures
Ducommun AeroStructures (DAS)	$7,950	$8,798	$5,150
Ducommun LaBarge Technologies (DLT)	7,809	5,454	1,904
Corporate Administration	54	284	52

Total Capital Expenditures	$15,813	$14,536	$7,106

(1)	Before certain allocated corporate overhead.
(2)	Includes approximately $54.3 million of goodwill impairment expense in 2011.
(3)	Includes approximately $0.7 million in 2012 and $12.4 million in 2011 of merger-related transaction expenses.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	December 31,
	2012	2011
Total Assets
Ducommun AeroStructures (DAS)	$248,326	$240,950
Ducommun LaBarge Technologies (DLT)	465,217	495,247
Corporate Administration	71,531	71,890

Total Assets	$785,074	$808,087

Goodwill and Intangibles
Ducommun AeroStructures (DAS)	$67,459	$70,314
Ducommun LaBarge Technologies (DLT)	270,837	281,385

Total Goodwill and Intangibles	$338,296	$351,699

Supplementary Quarterly Financial Data (Unaudited)

	(In thousands, except per share amounts)
	Three Months Ended				Three Months Ended
	2012				2011
	Dec 31	Oct 1	Jun 30	Mar 31	Dec 31	Oct 2	Jul 3	Apr 3
Net Sales	$193,892	$184,097	$184,705	$184,343	$188,238	$185,080	$108,043	$99,553

Gross Profit	35,450	35,580	35,951	34,471	32,338	34,186	21,004	18,408

Income (Loss) Before Taxes	6,618	5,999	5,778	3,620	(53,576)	1,376	(4,124)	3,999
Income Tax Expense (Benefit)	3,183	894	271	1,230	(5,082)	415	(1,151)	1,076

Net Income (Loss)	$3,435	$5,105	$5,507	$2,390	$(48,494)	$961	$(2,973)	$2,923

Earnings Per Share
Basic earnings (loss) per share	$0.32	$0.48	$0.52	$0.23	$(4.60)	$0.09	$(0.28)	$0.28
Diluted earnings (loss) per share	$0.32	$0.48	$0.52	$0.23	$(4.60)	$0.09	$(0.28)	$0.27

In the fourth quarter of 2011, our gross profit was unfavorably impacted by the write-off of inventory step-up and merger-related transaction expenses related to the LaBarge Acquisition of $3.2 million, or 1.7 percentage points.

In the fourth quarter of 2011, we recorded a pre-tax non-cash charge of $54.3 million for the impairment of goodwill, related to the DLT segment.

In the fourth quarter of 2012, we recorded an income tax valuation allowance of $2.2 million related to unused California state research and development income tax credits upon passage of new state legislation during the quarter.

In the second quarter of 2012, we recognized an income tax benefit of $1.6 million as a result of the LaBarge Acquisition, which allowed us to file state consolidated tax returns in 2012.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period

FOR THE YEAR ENDED DECEMBER 31, 2012

Allowance for Doubtful Accounts	$488,000	$115,000			$37,000	$566,000

Valuation Allowance on Deferred Tax Assets	$2,008,000	$2,182,000			$70,000	$4,120,000

FOR THE YEAR ENDED DECEMBER 31, 2011

Allowance for Doubtful Accounts	$415,000	$126,000	$76,000	(a)	$129,000	$488,000

Valuation Allowance on Deferred Tax Assets	$1,323,000	$685,000				$2,008,000

FOR THE YEAR ENDED DECEMBER 31, 2010

Allowance for Doubtful Accounts	$570,000	$345,000			$500,000	$415,000

Valuation Allowance on Deferred Tax Assets	$700,000	$623,000				$1,323,000

(a)	Related to acquisitions.

(b) Exhibits

2.1 Agreement and Plan of Merger, dated as of April 3, 2011, among Ducommun Incorporated, DLBMS, Inc. and LaBarge, Inc. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 5, 2011.

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

3.3 Bylaws as amended and restated on November 3, 2011. Incorporated by reference to Exhibit 99.1 to Form 8-K dated November 7, 2011.

4.1 Indenture, dated June 28, 2011, between Ducommun Incorporated, certain of its subsidiaries and Wilmington Trust FSB, as trustee. Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 1, 2011.

4.2 Registration Rights Agreement, dated June 28, 2011, between Ducommun Incorporated, certain of its subsidiaries, UBS Securities LLC and Credit Suisse Securities (USA) LLC. Incorporated by reference to Exhibit 4.2 to Form 8-K filed on July 1, 2011.

10.1 Commitment Letter to Ducommun Incorporated, dated April 3, 2011 from UBS Loan Finance LLC and UBS Securities LLC, Credit Suisse Securities (USA) LLC and Credit Suisse AG. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 5, 2011.

10.2 Credit Agreement, dated as of June 28, 2011, among Ducommun Incorporated, certain of its subsidiaries, UBS Securities LLC and Credit Suisse Securities (USA) LLC as joint lead arrangers, UBS AG, Stamford Branch as issuing bank, administrative agent and collateral agent, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 1, 2011.

*	10.3 2007 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 29, 2010.

*	10.4 Form of Nonqualified Stock Option Agreement, for grants to employees between January 1, 1999 and June 30, 2003, under the 2001 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999.

*	10.5 Form of Nonqualified Stock Option Agreement, for nonemployee directors under the 2007 Stock Incentive Plan and the 2001 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

*	10.6 Form of Memorandum Amendment to Existing Stock Option Agreements dated August 25, 2003. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2003.

*	10.7 Form of Performance Stock Unit Agreement for 2008. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 6, 2007.

*	10.8 Form of Performance Stock Unit Agreement for 2009 and 2010. Incorporated by reference to Exhibit 99.2 to Form 8-K dated February 5, 2009.

*	10.9 Form of Performance Stock Unit Agreement for 2011. Incorporated by reference to Exhibit 10.9 to Form 10-K for year ended December 31, 2010.

*	10.10 Form of Performance Stock Unit Agreement for 2012 and after. Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 29, 2012.

*	10.11 Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 8, 2007.

*	10.12 Form of Directors’ Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.

*	10.13 Form of Key Executive Severance Agreement entered with five current executive officers of Ducommun. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2008. All of the Key Executive Severance Agreements are identical except for the name of the executive officer, the address for notice, and the date of the Agreement:

Executive Officer	Date of Agreement
Joseph P. Bellino	November 5, 2009
James S. Heiser	December 31, 2007
Anthony J. Reardon	December 31, 2007
Rose F. Rogers	November 5, 2009
Samuel D. Williams	December 31, 2007

*	10.14 Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Kathryn M. Andrus	January 30, 2008
Joseph C. Berenato	November 4, 1991
Joseph P. Bellino	September 15, 2008
Joel H. Benkie	February 12, 2013
Eugene P. Conese, Jr.	January 26, 2000
Ralph D. Crosby, Jr.	January 26, 2000
Robert C. Ducommun	December 31, 1985
Dean W. Flatt	November 5, 2009
Douglas L. Groves	February 12, 2013
Jay L. Haberland	February 2, 2009
James S. Heiser	May 6, 1987
Robert D. Paulson	March 25, 2003
Michael G. Pollack	January 4, 2010
Anthony J. Reardon	January 8, 2008
Rosalie F. Rogers	July 24, 2008
Samuel D. Williams	November 11, 1988

*	10.15 Ducommun Incorporated 2013 Bonus Plan. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 6, 2013.

*	10.16 Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.

*	10.17 Employment Letter Agreement dated September 5, 2008 between Ducommun Incorporated and Joseph P. Bellino. Incorporated by reference to Exhibit 99.1 to Form 8-K dated September 18, 2008.

*	10.18 Employment Letter Agreement dated May 3, 2012 between Ducommun Incorporated and Joel H. Benkie. Incorporated by reference to Exhibit 99.1 to Form 8-K dated June 4, 2012.

10.19 Stock Purchase Agreement Dated December 22, 2008, By and Among DynaBil Acquisition, Inc., Each of the Stockholders of DynaBil Acquisition, Inc., as Sellers, Ducommun AeroStructures, Inc., as Purchaser, and Ducommun Incorporated, as Guarantor. Incorporated by reference to Exhibit 1.1 to Form 8-K dated December 23, 2008.

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

DUCOMMUN INCORPORATED

Date: March 4, 2013	By:	/s/ Joseph P. Bellino
Joseph P. Bellino
Vice President, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 4, 2013	By:	/s/ Anthony J. Reardon
Anthony J. Reardon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 4, 2013	By:	/s/ Joseph P. Bellino
Joseph P. Bellino
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date: March 4, 2013	By:	/s/ Samuel D. Williams
Samuel D. Williams
Vice President and Controller (Principal Accounting Officer)

DIRECTORS

By:	/s/ Joseph C. Berenato Joseph C. Berenato	Date:	March 4, 2013

By:	/s/ Eugene P. Conese, Jr. Eugene P. Conese, Jr.	Date:	March 4, 2013

By:	/s/ Ralph D. Crosby, Jr. Ralph D. Crosby, Jr.	Date:	March 4, 2013

By:	/s/ Robert C. Ducommun Robert C. Ducommun	Date:	March 4, 2013

By:	/s/ Dean M. Flatt Dean M. Flatt	Date:	March 4, 2013

By:	/s/ Jay L. Haberland Jay L. Haberland	Date:	March 4, 2013

By:	/s/ Robert D. Paulson Robert D. Paulson	Date:	March 4, 2013

By:	/s/ Anthony J. Reardon Anthony J. Reardon	Date:	March 4, 2013