Form 10-Q
period 2013-03-30
DUCOMMUN INC /DE/
filed 2013-05-06
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

As of March 30, 2013, there were outstanding 10,603,650 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Ducommun Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 30,	March 31,
	2013	2012
Net Sales	$175,915	$184,343
Cost of Sales	143,062	149,872

Gross Profit	32,853	34,471
Selling, General and Administrative Expenses	22,551	22,612

Operating Income	10,302	11,859
Interest Expense	7,823	8,239

Income Before Taxes	2,479	3,620
Income Tax Expense (Benefit)	(1,228)	1,230

Net Income	$3,707	$2,390

Earnings Per Share
Basic earnings per share	$0.35	$0.23
Diluted earnings per share	$0.35	$0.23
Weighted-Average Number of Common Shares Outstanding
Basic	10,600	10,546
Diluted	10,670	10,574

See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended
	March 30,	March 31,
	2013	2012
Net Income	$3,707	$2,390
Other Comprehensive Loss
Amortization of actuarial loss and prior service costs, net of tax benefit of $102	(172)	—

Other Comprehensive Loss	(172)	—

Comprehensive Income	$3,535	$2,390

See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 30,	December 31,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$29,994	$46,537
Accounts receivable, net	96,391	97,300
Unbilled receivables	3,344	3,556
Inventories	149,402	148,318
Production cost of contracts	20,193	17,960
Deferred income taxes	11,077	10,459
Other current assets	9,412	10,441

Total Current Assets	319,813	334,571
Property and Equipment, Net	97,005	98,383
Goodwill	161,940	161,940
Intangibles, Net	173,633	176,356
Other Assets	13,217	13,824

Total Assets	$765,608	$785,074

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$3,038	$3,042
Accounts payable	50,481	52,578
Accrued liabilities	40,048	52,716

Total Current Liabilities	93,567	108,336
Long-Term Debt, Less Current Portion	355,196	362,702
Deferred Income Taxes	66,386	67,808
Other Long-Term Liabilities	23,239	23,553

Total Liabilities	538,388	562,399

Commitments and Contingencies
Shareholders’ Equity
Common stock – $0.01 par value; authorized 35,000,000 shares; issued 10,746,950 shares in 2013 and 10,738,065 shares in 2012	107	107
Treasury stock – held in treasury 143,300 shares in 2013 and 2012	(1,924)	(1,924)
Additional paid-in capital	67,141	66,475
Retained earnings	169,192	165,485
Accumulated other comprehensive loss	(7,296)	(7,468)

Total Shareholders’ Equity	227,220	222,675

Total Liabilities and Shareholders’ Equity	$765,608	$785,074

See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash Flows from Operating Activities
Net Income	$3,707	$2,390
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities
Depreciation and amortization	7,033	6,804
Stock-based compensation expense	693	566
Deferred income tax benefit	(2,040)	(844)
Income tax benefit from stock-based compensation	100	114
Recovery of doubtful accounts	(157)	(36)
Other decrease	246	408
Changes in Assets and Liabilities
Accounts receivable decrease	1,066	1,487
Unbilled receivables (increase) decrease	212	(27)
Inventories increase	(1,084)	(2,789)
Production cost of contracts increase	(2,559)	(1,340)
Other assets decrease	1,244	3,913
Accounts payable decrease	(2,097)	(3,520)
Accrued and other liabilities decrease	(12,486)	(11,919)

Net Cash Used in Operating Activities	(6,122)	(4,793)

Cash Flows from Investing Activities
Purchases of property and equipment	(2,612)	(4,917)
Proceeds from the sales of assets	5	3

Net Cash Used in Investing Activities	(2,607)	(4,914)

Cash Flows from Financing Activities
Repayments of term loan and other debt	(7,506)	(491)
Deferred financing cost paid	(181)	—
Net cash effect of exercise related to stock options	(127)	(39)

Net Cash Used in Financing Activities	(7,814)	(530)

Net Decrease in Cash and Cash Equivalents	(16,543)	(10,237)
Cash and Cash Equivalents at Beginning of Period	46,537	41,449

Cash and Cash Equivalents at End of Period	$29,994	$31,212

See accompanying notes to condensed consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun”, the “Company”, “we”, “us” or “our”), after eliminating intercompany balances and transactions. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

Our significant accounting policies were described in Part II, Item 8. “Note 1. Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012. We follow the same accounting policies for interim reporting, with the exception of accounting principles adopted as of January 1, 2013, as discussed below in Recent Accounting Pronouncements. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Certain prior year reclassifications have been made to conform to the current year financial statement presentation.

Use of Estimates

Certain amounts and disclosures included in the condensed consolidated financial statements required management to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Description of Business

We are a global provider of engineering and manufacturing products and services primarily to the aerospace and defense industry through a wide range of products and services in the primary businesses of electronics, structures and integrated solutions. Our subsidiaries are organized into two strategic businesses, each of which is a reportable operating segment. Ducommun AeroStructures (“DAS”) designs, engineers and manufactures large, complex contoured aerospace structural components and assemblies and supplies composite and metal bonded structures and assemblies. Ducommun LaBarge Technologies (“DLT”) designs, engineers and manufactures high-reliability products used in worldwide technology-driven markets including aerospace and defense, natural resources, industrial and medical and other end-use markets. DLT’s product offerings range from prototype development to complex assemblies. Each reportable operating segment follows the same accounting principles.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, as reflected on the condensed consolidated balance sheets, was composed of cumulative pension and liability adjustments of $7.3 million and $7.5 million, net of tax, at March 30, 2013 and December 31, 2012, respectively.

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding in each period. Diluted earnings per share are computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted-average number of common shares outstanding, plus any potential dilutive shares that could be issued if exercised or converted into common stock in each period.

The net earnings and weighted-average number of common shares outstanding used to compute earnings per share were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Net earnings	$3,707	$2,390

Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	10,600	10,546
Dilutive potential common shares	70	28

Diluted weighted-average common shares outstanding	10,670	10,574

Earnings per share
Basic	$0.35	$0.23

Diluted	$0.35	$0.23

Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands)
	Three Months Ended
	March 30,	March 31,
	2013	2012
Stock options and stock units	1,048	1,116

Cash Equivalents

Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value below.

Out of Period Adjustment

During the first quarter of 2012, we determined that approximately $0.4 million of engineering research and development costs had been capitalized in error in inventory in prior periods. We assessed the materiality of this error and concluded it was immaterial to currently reported annual and previously reported annual and interim amounts. We corrected the error in the first quarter of 2012 and did not restate our consolidated financial statements for the prior annual or interim periods.

Fair Value

Assets and liabilities that are measured, recorded or disclosed at fair value on a recurring basis are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1, the highest level, refers to the values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant observable inputs. Level 3, the lowest level, includes fair values estimated using significant unobservable inputs.

Recent Accounting Pronouncements

New Accounting Guidance Adopted in 2013

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income/loss.

The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income/loss on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, cross-reference to other disclosures that provide additional detail is required. Early adoption is permitted. We adopted this new guidance effective January 1, 2013. This guidance affects disclosures only.

In January 2013, the FASB issued guidance clarifying the scope of disclosures about offsetting assets and liabilities and requires retrospective application for all comparable periods presented. We adopted this new guidance effective January 1, 2013. The adoption of this new guidance did not have any effect on our condensed consolidated financial position or statements of income. In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance requires retrospective application for all comparable periods presented. We adopted this new guidance effective January 1, 2013. The adoption of this new guidance did not have any effect on our condensed consolidated financial position or statements of income.

New Accounting Guidance Not Yet Adopted

In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The new guidance will be effective for us beginning January 1, 2014. Early adoption is permitted. We do not expect the adoption of this guidance to have a material effect on our condensed consolidated financial position and statements of income.

Note 2. Inventories

Inventories consisted of the following:

	(In thousands)
	March 30, 2013	December 31, 2012
Raw materials and supplies	$84,906	$84,545
Work in process	68,596	67,132
Finished goods	12,622	13,031

	166,124	164,708
Less progress payments	16,722	16,390

Total	$149,402	$148,318

Note 3. Goodwill

Goodwill was as follows:

	(In thousands)
		Ducommun
	Ducommun	LaBarge	Consolidated
	AeroStructures	Technologies	Ducommun
Gross goodwill	$57,243	$184,970	$242,213
Accumulated goodwill impairment	—	(80,273)	(80,273)

Balance at December 31, 2012	$57,243	$104,697	$161,940

Balance at March 30, 2013	$57,243	$104,697	$161,940

Note 4. Long-Term Debt

Long-term debt was as follows:

	(In thousands)
	March 30,	December 31,
	2013	2012
Senior unsecured notes (fixed 9.75%)	$200,000	$200,000
Senior secured term loan (floating 4.75%)	155,125	162,625
Promissory note (fixed 5.0%) and other debt (fixed 5.41%)	3,109	3,119

Total Debt	358,234	365,744
Less Current Portion	3,038	3,042

Total Long-Term Debt	$355,196	$362,702

Weighted-average interest rate	7.54%	7.82%

On March 28, 2013, we made a voluntary principal prepayment of $7.5 million on our senior secured term loan (the “term loan”).

On March 28, 2013, we completed a repricing of our term loan and revolving credit facility. The repricing reduced the interest rate spread on the term loan and loans under the revolving credit facility by 50 basis points and the interest rate floor by 25 basis points. In connection with this repricing, we recognized $0.5 million of financing and legal costs included in selling, general and administrative expenses.

At March 30, 2013, we had $58.4 million of unused borrowing capacity under the revolving credit facility, after deducting $1.6 million for standby letters of credit.

At March 30, 2013, we were in compliance with all covenants under the term loan and revolving credit facility credit agreement. At March 30, 2013, there were no amounts outstanding that would have triggered the leverage covenant. However, we would have been in compliance with such leverage covenant.

The carrying amount of long-term debt approximates fair value, which was currently estimated using Level 2 inputs, based on the terms of the related debt, recent transactions and estimates using interest rates currently available to us for debt with similar terms and remaining maturities, except for the senior unsecured notes, for which the fair value was $221 million.

Note 5. Shareholders’ Equity

We are authorized to issue five million shares of preferred stock. At March 30, 2013 and December 31, 2012, no preferred shares were issued or outstanding.

Note 6. Employee Benefit Plans

The components of net periodic pension expense were as follows:

	(In thousands)
	Three Months Ended
	March 30,	March 31,
	2013	2012
Service cost	$211	$241
Interest cost	290	238
Expected return on plan assets	(306)	(265)
Amortization of actuarial loss and prior service costs	274	287

Net periodic pension cost	$469	$501

Reclassifications from accumulated other comprehensive loss to net income during the three months ended March 30, 2013 were as follows:

(In thousands)
Three Months Ended
March 30,
Other Comprehensive Loss Components	2013 (a)
Amortization of actuarial loss and prior service costs-total before tax (b)	$(274)
Tax benefit	102

Net of tax	$(172)

(a)	Amounts in parenthesis indicate reductions to net income upon reclassification from accumulated other comprehensive loss.
(b)	The amount is included in the computation of net periodic pension cost.

Note 7. Indemnification

We have made guarantees and indemnities under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from the facility or the lease. We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, we have a directors and officers insurance policy that may reduce our exposure in certain circumstances and may enable us to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments we could be obligated to make. Historically, payments related to these guarantees and indemnities have been immaterial. We estimate the fair value of our indemnification obligations as insignificant based on this history and insurance coverage and have, therefore, not recorded any liability for these guarantees and indemnities in the accompanying condensed consolidated balance sheets.

Note 8. Income Taxes

We recorded an income tax benefit of $1.2 million (an effective tax benefit rate of 49.5%) in the first quarter of 2013, compared to an income tax expense of $1.2 million (an effective tax expense rate of 34.0%) in the first quarter of 2012. The effective tax rate benefit in the quarter ended March 30, 2013 included $2.0 million of 2012 federal research and development tax credit benefits as a result of the American Taxpayer Relief Act of 2012, passed in January 2013. This Act includes an extension of the federal research and development tax credit for the amounts paid or incurred after December 31, 2011 and before January 1, 2014. We recognized total federal research and development tax credit benefits of $2.5 million in the first quarter of 2013 and expect to continue to recognize the benefits throughout fiscal 2013. The effective tax rate for the quarter ended March 31, 2012 included no federal research and development tax credit benefits.

Our unrecognized tax benefits were $2.0 million and $1.7 million at March 30, 2013 and December 31, 2012, respectively. Most of these amounts, if recognized, would affect our annual income tax rate. It is reasonably possible that unrecognized tax benefits could be reduced by an immaterial amount in the next twelve months.

Note 9. Contingencies

Ducommun is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas (the “District Court”). The lawsuit is a qui tam action brought by three former Boeing employees (“Relators”) against Boeing and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to the Boeing Company (“Boeing”), which were installed by Boeing in aircraft ultimately sold to the United States Government and that Boeing and Ducommun submitted or caused to be submitted false claims for payment relating to 21 aircraft sold by Boeing to the United States Government. The lawsuit seeks damages in an amount equal to three times the amount of damages the United States Government sustained because of the defendants’ actions, plus a civil penalty of $10 thousand for each false claim made on or before September 28, 1999, and $11 thousand for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. The Relators claim that the United States Government sustained damages of $1.6 billion (the contract purchase price of 21 aircraft) or, alternatively, $851 million (the alleged diminished value and increased maintenance cost of the 21 aircraft). After investigating the allegations, the United States Government has declined to intervene in the lawsuit. Ducommun and Boeing have filed motions for summary judgment to dismiss the lawsuit. The motions for summary judgment are pending before the District Court. Ducommun intends to defend itself vigorously against the lawsuit. Ducommun, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.

DAS has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established a reserve for its estimated liability for such investigation and corrective action of approximately $1.5 million at March 30, 2013, which is reflected in other long-term liabilities on its condensed consolidated balance sheet.

DAS also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, is between approximately $0.4 million and $3.1 million. Ducommun has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $0.4 million at March 30, 2013, which is reflected in other long-term liabilities on its condensed consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Financial information by reportable segment was as follows:

		(In thousands)
		Three Months Ended
	% Change	March 30, 2013	March 31, 2012
Net Sales
Ducommun AeroStructures (DAS)	(2.1)%	$72,705	$74,287
Ducommun LaBarge Technologies (DLT)	(6.2)%	103,210	110,056

Total Net Sales	(4.6)%	$175,915	$184,343

Segment Operating Income (1)
Ducommun AeroStructures (DAS)		$6,631	$6,591
Ducommun LaBarge Technologies (DLT) (2)		7,934	8,302

		14,565	14,893
Corporate General and Administrative Expenses (2)		(4,263)	(3,034)

Total Operating Income		$10,302	$11,859

Depreciation and Amortization Expenses
Ducommun AeroStructures (DAS)		$2,327	$2,056
Ducommun LaBarge Technologies (DLT)		4,663	4,697
Corporate Administration		43	51

Total Depreciation and Amortization Expenses		$7,033	$6,804

Capital Expenditures
Ducommun AeroStructures (DAS)		$1,319	$2,457
Ducommun LaBarge Technologies (DLT)		1,052	2,437
Corporate Administration		241	23

Total Capital Expenditures		$2,612	$4,917

(1)	Before certain allocated corporate overhead.
(2)

The 2012 period includes merger-related transaction costs of $0.15 million in DLT and $0.22 million in Corporate, General & Administrative Expenses resulting from a change-in-control provision for certain key executives and employees arising in connection with the acquisition of LaBarge Inc. in June 2011.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	March 30, 2013	December 31, 2012
Total Assets
Ducommun AeroStructures (DAS)	$254,010	$248,326
Ducommun LaBarge Technologies (DLT)	456,589	465,217
Corporate Administration	55,009	71,531

Total Assets	$765,608	$785,074

Goodwill and Intangibles
Ducommun AeroStructures (DAS)	$66,897	$67,459
Ducommun LaBarge Technologies (DLT)	268,676	270,837

Total Goodwill and Intangibles	$335,573	$338,296

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYST OF FINANCIAL CONDITION AND RESULTS OPERATIONS

OVERVIEW

Ducommun Incorporated (“Ducommun”, the “Company”, “we”, “us” or “our”), through its subsidiaries, is a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace, defense, industrial, energy, and medical industries. Ducommun differentiates itself as a full-service provider, offering a wide range of value-added products and services in our primary businesses of electronics, structures and integrated solutions. We operate through two primary business units: Ducommun AeroStructures (“DAS”) and Ducommun LaBarge Technologies (“DLT”).

First quarter 2013 highlights were as follows:

•	Net income was $3.7 million, or $0.35 per diluted share, including a retroactive income tax benefit of $2.0 million, or $0.19 per diluted share;

•	Adjusted EBITDA was $17.3 million;

•	We made a voluntary principal prepayment of $7.5 million on our term loan on March 28, 2013;

•	We completed the repricing of our bank debt, lowering the interest rate on our term loan and revolving credit facility, and

•	Firm backlog as of March 30 was $637.5 million.

For the three months ended March 30, 2013, we generated net sales of $175.9 million and recorded net income of $3.7 million. Earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA for the three months ended March 30, 2013 were both $17.3 million. See Non-GAAP Financial Measures below for certain information regarding EBITDA and Adjusted EBITDA, including reconciliations of EBITDA and Adjusted EBITDA to net income.

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

Because of these limitations, EBITDA, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally. See our condensed consolidated financial statements contained in this Form 10-Q report.

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

EBITDA and Adjusted EBITDA provide meaningful information about the operating performance of our businesses apart from amortization, merger-related expenses, as well as interest and tax expenses.

The following financial items have been added back to our net income when calculating EBITDA and Adjusted EBITDA:

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Merger–related expenses may be useful to investors for determining current cash flow;

•	Interest expense may be useful to investors for determining current cash flow; and

•

Income tax expense may be useful to investors because it represents the taxes which may be payable for the period and the change in deferred taxes during the period, and may reduce cash flow available for use in our business.

Reconciliations of net income to EBITDA and Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net sales were as follows:

	(In thousands)
	Three Months Ended
	March 30,	March 31,
	2013	2012
Net income	$3,707	$2,390
Depreciation and amortization	7,033	6,804
Interest expense	7,823	8,239
Income tax expense (benefit)	(1,228)	1,230

EBITDA	$17,335	$18,663

Merger-related expenses (1)	—	367

Adjusted EBITDA	$17,335	$19,030

% of net sales	9.9%	10.3%

(1)

The 2012 period includes merger-related transaction costs of $0.15 million and $0.22 million resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the acquisition of LaBarge Inc. in June 2011.

Adjusted EBITDA decreased in 2013 compared to 2012 primarily due to lower operating margins from lower net sales and the $0.5 million charge related to the debt repricing.

RESULTS OF OPERATIONS

First Quarter of 2013 Compared to First Quarter of 2012

The following table sets forth net sales and selected financial data:

	(In thousands, except per share data)
	Three Months Ended
	March 30,	% of	March 31,	% of
	2013	Net Sales	2012	Net Sales
Net Sales	$175,915	100.0%	$184,343	100.0%
Cost of Sales	143,062	81.3%	149,872	81.3%

Gross Profit	32,853	18.7%	34,471	18.7%
Selling, General and Administrative Expenses	22,551	12.8%	22,612	12.3%

Operating Income	10,302	5.9%	11,859	6.4%
Interest Expense	7,823	4.4%	8,239	4.5%

Income BeforeTaxes	2,479	1.4%	3,620	2.0%
Income Tax Expense (Benefit)	(1,228)	nm	1,230	nm

Net Income	$3,707	2.1%	$2,390	1.3%

Effective Tax Rate (Benefit)	(49.5)%	nm	34.0%	nm
Diluted Earnings Per Share	$0.35	nm	$0.23	nm

nm = not meaningful

Net Sales by End-Use Market and Operating Segment

Net sales by end-use market and operating segment during the first quarters of 2013 and 2012, respectively, were as follows:

		(In thousands)
		Three Months Ended		% Net Sales
		March 30,	March 31,	March 30,	March 31,
	Change	2013	2012	2013	2012
Consolidated Ducommun
Military and space (defense technologies)	$8,418	$63,094	$54,676	35.9%	29.7%
Military and space (defense structures)	(2,412)	30,381	32,793	17.3%	17.8%
Commercial aerospace	(30)	51,233	51,263	29.1%	27.8%
Natural resources	(9,035)	10,171	19,206	5.8%	10.4%
Industrial	(6,770)	9,884	16,654	5.6%	9.0%
Medical and other	1,401	11,152	9,751	6.3%	5.3%

Total	$(8,428)	$175,915	$184,343	100.0%	100.0%

Ducommun AeroStructures (DAS)
Military and space (defense structures)	$(2,412)	$30,381	$32,793	41.8%	44.1%
Commercial aerospace	830	42,324	41,494	58.2%	55.9%

Total	$(1,582)	$72,705	$74,287	100.0%	100.0%

Ducommun LaBarge Technologies (DLT)
Military and space (defense technologies)	$8,418	$63,094	$54,676	61.1%	49.7%
Commercial aerospace	(860)	8,909	9,769	8.6%	8.9%
Natural resources	(9,035)	10,171	19,206	9.9%	17.5%
Industrial	(6,770)	9,884	16,654	9.6%	15.1%
Medical and other	1,401	11,152	9,751	10.8%	8.9%

Total	$(6,846)	$103,210	$110,056	100.0%	100.0%

Net sales for the first quarter of 2013 were $175.9 million, compared to $184.3 million in the first quarter of 2012. The net sales decrease reflects continued weakness in the non-aerospace and defense end-use markets, lower net sales in defense structures (reflecting schedule slides that we anticipate will ship in the second half of fiscal 2013), partially offset by increased sales in the defense technologies end-use market.

Net Sales to Major Customers

For the three months ended March 30, 2013 and March 31, 2012, Boeing represented 18.6% and 15.0% of our net sales, respectively. The sales and accounts receivable from Boeing are diversified over a number of different commercial, military and space programs and were made by both operating segments. Accounts receivable from Boeing represented 16.2% and 12.4% of total accounts receivable as of March 30, 2013 and December 31, 2012, respectively. Net sales to our top ten customers represented approximately 54% and 56% of net sales for the three months ended March 30, 2013 and March 31, 2012, respectively.

Gross Profit

Gross profit dollars decreased due to lower net sales. Gross profit margins were flat as the unfavorable impact of the lower sales volumes were offset by a higher proportion of net sales of higher margin product.

Selling, General and Administrative Expenses

The SG&A expenses in the first quarter of 2013 were comparable to the prior year period and included $0.5 million in financing and legal costs related to the debt repricing. The SG&A expenses in the first quarter of 2012 included a charge of $0.4 million for engineering research and development cost that were capitalized in error in inventory in prior periods. We corrected the error in that quarter.

Interest Expense

Interest expense decreased in 2013 due primarily to lower outstanding debt balances.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $1.2 million (an effective tax benefit rate of 49.5%) in the first quarter of 2013, compared to an income tax expense of $1.2 million (an effective tax expense rate of 34.0%) in the first quarter of 2012. The effective tax rate benefit in the quarter ended March 30, 2013 included $2.0 million of 2012 federal research and development tax credit benefits as a result of the American Taxpayer Relief Act of 2012, passed in January 2013. This Act includes an extension of the federal research and development tax credit for the amounts paid or incurred after December 31, 2011 and before January 1, 2014. We recognized total federal research and development tax credit benefits of $2.5 million in the first quarter of 2013 and expect to continue to recognize the benefits throughout fiscal 2013. The effective tax rate for the quarter ended March 31, 2012 included no federal research and development tax benefits.

Net Income and Diluted Earnings per Share

Net income and earnings per diluted share for the first quarter of 2013 were $3.7 million, or $0.35 per diluted share, compared to $2.4 million, or $0.23 per diluted share, in the first quarter of 2012. The increase in 2013 net income was mainly due to the $2.0 million federal research and development income tax benefit and lower interest expense, partially offset by lower operating margins from lower net sales, and a charge of $0.5 million related to the debt repricing.

Business Segment Performance

We report our financial performance based on the following two reportable segments; DAS and DLT. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance.

The following table summarizes our business segment performance for the first quarters of 2013 and 2012.

		(In thousands)
		Three Months Ended		%	%
	%	March 30,	March 31,	of Net Sales	of Net Sales
	Change	2013	2012	2013	2012
Net Sales
Ducommun AeroStructures (DAS)	(2.1)%	$72,705	$74,287	41.3%	40.3%
Ducommun LaBarge Technologies (DLT)	(6.2)%	103,210	110,056	58.7%	59.7%

Total Net Sales	(4.6)%	$175,915	$184,343	100.0%	100.0%

Segment Operating Income (1)
Ducommun AeroStructures (DAS)		$6,631	$6,591	9.1%	8.9%
Ducommun LaBarge Technologies (DLT) (2)		7,934	8,302	7.7%	7.5%

		14,565	14,893
Corporate General and Administrative Expenses (2)		(4,263)	(3,034)	(2.4)%	(1.6)%

Total Operating Income		$10,302	$11,859	5.9%	6.4%

EBITDA (1)
Ducommun AeroStructures (DAS)
Operating Income		$6,631	$6,591
Depreciation and Amortization		2,327	2,056

		8,958	8,647	12.3%	11.6%
Ducommun LaBarge Technologies (DLT)
Operating Income		7,934	8,302
Depreciation and Amortization		4,663	4,697

		12,597	12,999	12.2%	11.8%
Corporate General and Administrative Expenses
Operating Loss		(4,263)	(3,034)
Depreciation and Amortization		43	51

		(4,220)	(2,983)

EBITDA		$17,335	$18,663

Adjusted EBITDA
Merger-related expenses (2)		$—	$367

Adjusted EBITDA		$17,335	$19,030	9.9%	10.3%

Capital Expenditures
Ducommun AeroStructures (DAS)		$1,319	$2,457
Ducommun LaBarge Technologies (DLT)		1,052	2,437
Corporate Administration		241	23

Total Capital Expenditures		$2,612	$4,917

(1)	Before certain allocated corporate overhead.
(2)

The 2012 period includes merger-related transaction costs of $0.15 million in DLT and $0.22 million in Corporate, General & Administrative Expenses resulting from a change-in-control provision for certain key executives and employees arising in connection with the acquisition of LaBarge Inc. in June 2011.

Ducommun AeroStructures (DAS)

DAS: The decrease in net sales in 2013 was primarily due to lower net sales of military helicopter products, (reflecting schedule slides that we anticipate will ship in the second half of fiscal 2013), lower net sales of commercial helicopter products, partially offset by higher net sales of large commercial aircraft products, reflecting higher build rates.

DAS: Segment operating income and EBITDA both increased in 2013 due to improved cost performance of new product development.

Ducommun LaBarge Technologies (DLT)

DLT: The decrease in net sales was primarily due to a 32% decline in sales into non-aerospace and defense end-use markets, partially offset by a 15% increase in sales of military and space defense electronics. Net sales into non-aerospace and defense end-use markets remain weak.

DLT: Segment operating income and EBITDA decreased due by lower net sales into the non-aerospace and defense end-use markets, partially offset by cost synergies achieved during the latter part of 2012 following the LaBarge acquisition.

Corporate General and Administrative (“CG&A”)

CG&A: CG&A expenses for the first quarter of 2013 were $4.3 million, or 2.4% of net sales, up from $3.0 million, or 1.6% of net sales, in the prior-year period. CG&A expenses for the first quarter of 2013 included a charge of $0.5 million related to our debt repricing transaction, $0.3 million in non-recurring professional fees, and higher benefits-related costs.

Backlog

Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net sales. Backlog in non-aerospace and defense markets tends to be of a shorter duration and is generally fulfilled within a 3-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net sales. Approximately $350 million of total backlog is expected to be delivered during the remainder of 2013.

	(In thousands)
		March 30,	December 31,
	Change	2013	2012
Consolidated Ducommun
Military and space (defense technologies)	$(4,534)	$248,885	$253,419
Military and space (defense structures)	(8,001)	108,472	116,473
Commercial aerospace	(9,032)	220,519	229,551
Natural resources	(1,378)	22,918	24,296
Industrial	(1,697)	15,290	16,987
Medical and other	5,575	21,450	15,875

Total	$(19,067)	$637,534	$656,601

Ducommun AeroStructures (DAS)
Military and space (defense structures)	$(8,001)	$108,472	$116,473
Commercial aerospace	(12,009)	191,616	203,625

Total	$(20,010)	$300,088	$320,098

Ducommun LaBarge Technologies (DLT)
Military and space (defense technologies)	$(4,534)	$248,885	$253,419
Commercial aerospace	2,977	28,903	25,926
Natural resources	(1,378)	22,918	24,296
Industrial	(1,697)	15,290	16,987
Medical and other	5,575	21,450	15,875

Total	$943	$337,446	$336,503

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

	(In millions)
	March 30,	December 31,
	2013	2012
Total debt, including long-term portion	$358.2	$365.7

Weighted-average interest rate on debt	7.54%	7.82%

Term loan interest rate	4.75%	5.50%

Cash and cash equivalents	$30.0	$46.5

Unused revolving credit facility	$58.4	$58.4

In the first quarter of 2013, we made a voluntary principal prepayment totaling $7.5 million on our term loan. We expect to pay down a total of $25.0 million to $30.0 million on the term loan in 2013. In addition, in March 2013, we completed an amendment to our term loan and revolving credit facility, reducing interest rates going forward. For further information, see “Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 4. Long-Term Debt.”

The revolving credit facility and term loan covenants require EBITDA as of the end of any fiscal quarter on a trailing four-quarter basis of more than $50.0 million and a maximum leverage ratio under certain circumstances, as well as annual limitations on capital expenditures and limitations on future disposition of property, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness. At March 30, 2013, we were in compliance with all covenants. At March 30, 2013, there were no amounts outstanding that would have triggered the leverage ratio covenant. However, we would have been in compliance with such coverage ratio.

We expect to spend a total of approximately $15.0 million for capital expenditures in 2013 approximately the same as 2012, financed by cash generated from operations, principally to support new contract awards at DAS and DLT.

We continue to depend on operating cash flow and the availability of our revolving credit facility to provide short-term liquidity. Cash generated from operations and bank borrowing capacity is expected to provide sufficient liquidity to meet our obligations during the next twelve months.

Cash Flow Summary

Net cash used in operating activities for the first quarter of 2013 increased by $1.3 million to $6.1 million, compared to $4.8 million in the prior year quarter. The higher cash usage during the first quarter of 2013 reflects an increase in production cost of contracts for tooling to support new programs and utilization in 2012 of income tax prepayments from 2011, partially offset by higher net income and improved working capital management in the current year period. Net cash used in operating activities during the first quarter of 2012 was impacted by lower net income, an increase in inventory, primarily related to work-in-process for production jobs, payments of accounts payable, and payments in 2012 for expenses recorded in accrued liabilities in 2011, partially offset by a decrease in accounts receivables.

Net cash used in investing activities of $2.6 million for the first three months of 2013 included capital expenditures, principally to support new contract awards at DAS and DLT. The decrease from the prior year is due to timing of expenditures.

Net cash used in financing activities for the first three months of 2013 of $7.8 million included a $7.5 million voluntary principal prepayment on our term loan.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of operating leases and indemnities.

Recent Accounting Pronouncements

For a discussion of new accounting guidance affecting Ducommun, see “Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt that is subject to variable interest rates. At March 30, 2013, we had borrowings of $155.1 million under our term loan, at an interest rate of 4.75%. For additional information on the repricing of this debt, which occurred in March 2013, see “Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 4. Long-Term Debt.”

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

Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012 for information on legal proceedings.

ITEM 1A.	RISK FACTORS

See Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of risk factors.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUCOMMUN INCORPORATED
(Registrant)

By:	/s/ Joseph P. Bellino
Joseph P. Bellino
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President and Controller
(Principal Accounting Officer)

Date: May 6, 2013