Form 10-Q
period 2013-06-29
DUCOMMUN INC /DE/
filed 2013-08-05
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

As of June 29, 2013, there were outstanding 10,678,880 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Ducommun Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net Sales	$191,472	$184,705	$367,387	$369,048
Cost of Sales	154,156	148,754	297,218	298,626

Gross Profit	37,316	35,951	70,169	70,422
Selling, General and Administrative Expenses	22,273	21,939	44,824	44,551

Operating Income	15,043	14,012	25,345	25,871
Interest Expense	7,442	8,234	15,265	16,473

Income Before Taxes	7,601	5,778	10,080	9,398
Income Tax Expense	2,097	271	869	1,501

Net Income	$5,504	$5,507	$9,211	$7,897

Earnings Per Share
Basic earnings per share	$0.52	$0.52	$0.87	$0.75
Diluted earnings per share	$0.51	$0.52	$0.86	$0.75
Weighted-Average Number of Common Shares Outstanding
Basic	10,648	10,582	10,624	10,565
Diluted	10,790	10,582	10,731	10,565

See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net Income	$5,504	$5,507	$9,211	$7,897
Other Comprehensive Loss
Amortization of actuarial loss and prior service costs, net of tax benefit of $102 and $204 for the three and six months of 2013, respectively	(172)	—	(344)	—

Other Comprehensive Loss	(172)	—	(344)	—

Comprehensive Income	$5,332	$5,507	$8,867	$7,897

See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 29,	December 31,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$33,510	$46,537
Accounts receivable, net	105,577	97,300
Unbilled receivables	4,093	3,556
Inventories	148,906	148,318
Production cost of contracts	19,049	17,960
Deferred income taxes	7,016	10,459
Other current assets	13,912	10,441

Total Current Assets	332,063	334,571
Property and Equipment, Net	95,602	98,383
Goodwill	161,940	161,940
Intangibles, Net	170,911	176,356
Other Assets	12,310	13,824

Total Assets	$772,826	$785,074

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$3,033	$3,042
Accounts payable	50,864	52,578
Accrued liabilities	48,392	52,716

Total Current Liabilities	102,289	108,336
Long-Term Debt, Less Current Portion	347,690	362,702
Deferred Income Taxes	65,980	67,808
Other Long-Term Liabilities	22,900	23,553

Total Liabilities	538,859	562,399

Commitments and Contingencies
Shareholders’ Equity
Common stock – $0.01 par value; authorized 35,000,000 shares; issued 10,822,180 shares in 2013 and 10,738,065 shares in 2012	108	107
Treasury stock – held in treasury 143,300 shares in 2013 and 2012	(1,924)	(1,924)
Additional paid-in capital	68,211	66,475
Retained earnings	174,696	165,485
Accumulated other comprehensive loss	(7,124)	(7,468)

Total Shareholders’ Equity	233,967	222,675

Total Liabilities and Shareholder’s Equity	$772,826	$785,074

See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 29,	June 30,
	2013	2012
Cash Flows from Operating Activities
Net Income	$9,211	$7,897
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Depreciation and amortization	14,173	13,807
Stock-based compensation expense	805	1,042
Deferred income tax provision (benefit)	1,615	(3,957)
Income tax benefit from stock-based compensation	567	324
Provision for (recovery of) doubtful accounts	(34)	69
Other	809	1,502
Changes in Assets and Liabilities
Accounts receivable increase	(8,243)	(4,174)
Unbilled receivables increase	(537)	(1,016)
Inventories increase	(588)	(4,800)
Production cost of contracts increase	(1,843)	(1,522)
Other assets (increase) decrease	(2,936)	4,710
Accounts payable decrease	(1,714)	(4,876)
Accrued and other liabilities decrease	(4,342)	(3,293)

Net Cash Provided by Operating Activities	6,943	5,713

Cash Flows from Investing Activities
Purchases of property and equipment	(5,253)	(8,763)
Proceeds from the sales of assets	111	11

Net Cash Used in Investing Activities	(5,142)	(8,752)

Cash Flows from Financing Activities
Repayments of term loan and other debt	(15,012)	(973)
Net cash effect of exercise related to stock options	365	(186)
Deferred financing cost paid	(181)	—

Net Cash Used in Financing Activities	(14,828)	(1,159)

Net Decrease in Cash and Cash Equivalents	(13,027)	(4,198)
Cash and Cash Equivalents at Beginning of Period	46,537	41,449

Cash and Cash Equivalents at End of Period	$33,510	$37,251

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

In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 29, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, as reflected on the condensed consolidated balance sheets, was composed of cumulative pension and liability adjustments of $7.1 million and $7.5 million, net of tax, at June 29, 2013 and December 31, 2012, respectively.

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding in each period. Diluted earnings per share are computed by dividing the sum of income available to common shareholders plus income associated with dilutive securities by the weighted-average number of common shares outstanding, plus any potential dilutive shares that could be issued if exercised or converted into common stock in each period.

The net earnings and weighted-average number of common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net earnings	$5,504	$5,507	$9,211	$7,897

Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	10,648	10,582	10,624	10,565
Dilutive potential common shares	142	—	107	—

Diluted weighted-average common shares outstanding	10,790	10,582	10,731	10,565

Earnings per share
Basic	$0.52	$0.52	$0.87	$0.75

Diluted	$0.51	$0.52	$0.86	$0.75

Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands)
	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Stock options and stock units	578	1,063	595	1,063

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

In January 2013, the FASB issued guidance clarifying the scope of disclosures about offsetting assets and liabilities and requires retrospective application for all periods presented. We adopted this new guidance effective January 1, 2013. The adoption of this new guidance did not have any effect on our condensed consolidated financial statements. In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance requires retrospective application for all comparable periods presented. We adopted this new guidance effective January 1, 2013. The adoption of this new guidance did not have any effect on our condensed consolidated financial statements.

New Accounting Guidance Not Yet Adopted

In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The new guidance will be effective for us beginning January 1, 2014. Early adoption is permitted. We do not expect the adoption of this guidance to have a material effect on our condensed consolidated financial statements.

Note 2. Inventories

Inventories consisted of the following:

	(In thousands)
	June 29,	December 31,
	2013	2012
Raw materials and supplies	$81,898	$84,545
Work in process	67,789	67,132
Finished goods	12,472	13,031

	162,159	164,708
Less progress payments	13,253	16,390

Total	$148,906	$148,318

Note 3. Goodwill

Goodwill was as follows:

	(In thousands)
	Ducommun AeroStructures	Ducommun LaBarge Technologies	Consolidated Ducommun
Gross goodwill	$57,243	$184,970	$242,213
Accumulated goodwill impairment	—	(80,273)	(80,273)

Balance at December 31, 2012	$57,243	$104,697	$161,940

Balance at June 29, 2013	$57,243	$104,697	$161,940

Note 4. Long-Term Debt

Long-term debt was as follows:

	(In thousands)
	June 29,	December 31,
	2013	2012
Senior unsecured notes (fixed 9.75%)	$200,000	$200,000
Senior secured term loan (floating 4.75%)	147,625	162,625
Promissory note (fixed 5.0%) and other debt (fixed 5.41%)	3,098	3,119

Total Debt	350,723	365,744
Less Current Portion	3,033	3,042

Total Long-Term Debt	$347,690	$362,702

Weighted-average interest rate	7.60%	7.82%

On March 28 and April 30, 2013, we made voluntary principal prepayments of $7.5 million each on our senior secured term loan.

On March 28, 2013, we completed a repricing of our senior secured term loan and revolving credit facility (the “Credit Facilities”). The repricing reduced the interest rate spread on the Credit Facilities by 50 basis points and the interest rate floor by 25 basis points. In connection with this repricing, we recognized $0.5 million of financing and legal costs which were included in selling, general and administrative expenses in the first quarter of 2013.

At June 29, 2013, we had $58.4 million of unused borrowing capacity under the revolving credit facility, after deducting $1.6 million for standby letters of credit.

At June 29, 2013, we were in compliance with all covenants required by the Credit Facilities’ credit agreement. At June 29, 2013, there were no amounts outstanding that would have triggered the leverage covenant under the Credit Facilities’ credit agreement. However, we would have been in compliance with such leverage covenant.

The carrying amount of long-term debt approximates fair value, except for the senior unsecured notes for which the fair value was $219.5 million. Fair value was estimated using Level 2 inputs, based on the terms of the related debt, recent transactions and estimates using interest rates currently available to us for debt with similar terms and remaining maturities.

Note 5. Shareholders’ Equity

We are authorized to issue five million shares of preferred stock. At June 29, 2013 and December 31, 2012, no preferred shares were issued or outstanding.

Note 6. Employee Benefit Plans

The components of net periodic pension expense were as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Service cost	$211	$241	$422	$482
Interest cost	290	238	580	476
Expected return on plan assets	(306)	(265)	(612)	(530)
Amortization of actuarial loss and prior service costs	274	287	548	574

Net periodic pension cost	$469	$501	$938	$1,002

The components of the reclassifications from accumulated other comprehensive loss to net income during the three and six months ended June 29, 2013 were as follows:

	(In thousands)
	Three Months Ended	Six Months Ended
	June 29,	June 29,
	2013 (a)	2013 (a)
Amortization of actuarial loss and prior service costs-total before tax (b)	$(274)	$(548)
Tax benefit	102	204

Net of tax	$(172)	$(344)

(a)	Amounts in parenthesis indicate reductions to net income upon reclassification from accumulated other comprehensive loss.
(b)	The amount is included in the computation of net periodic pension cost.

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

Note 8. Income Taxes

The effective tax rates were 27.6% and 8.6%, respectively, for the three and six months ended June 29, 2013, and were 4.7% and 16.0%, respectively, for the comparable periods of 2012.

The effective tax rate in the six months ended June 29, 2013 included $2.0 million of 2012 federal research and development tax credit benefits recognized in the first quarter of 2013 as a result of the American Taxpayer Relief Act of 2012, passed in January 2013. This Act includes an extension of the federal research and development tax credit for the amounts paid or incurred after December 31, 2011 and before January 1, 2014. We recognized total federal research and development tax credit benefits of $2.5 million and $0.5 million in the first quarter and second quarter of 2013, respectively. We expect to continue to recognize approximately $0.5 million per quarter for these benefits throughout 2013. The effective tax rate for the three and six months ended June 30, 2012 included no federal research and development tax credit benefits. The effective tax rate for the three and six months ended June 30, 2012 included a benefit of $1.6 million as a result of the 2011 acquisition of LaBarge Inc., which allowed us to file state consolidated tax returns in certain states.

Our unrecognized tax benefits were $2.2 million and $1.7 million at June 29, 2013 and December 31, 2012, respectively. Most of these amounts, if recognized, would affect our annual income tax rate.

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

DAS has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established a reserve for its estimated liability for such investigation and corrective action of approximately $1.5 million at June 29, 2013, which is reflected in other long-term liabilities on its condensed consolidated balance sheet.

DAS also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, is between approximately $0.4 million and $3.1 million. Ducommun has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $0.4 million at June 29, 2013, which is reflected in other long-term liabilities on its condensed consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Financial information by reportable segment was as follows:

	(In thousands)			(In thousands)
	Three Months Ended			Six Months Ended
	%	June 29,	June 30,	%	June 29,	June 30,
	Change	2013	2012	Change	2013	2012
Net Sales
DAS	9.2%	$83,992	$76,890	3.7%	$156,697	$151,177
DLT	(0.3)%	107,480	107,815	(3.3)%	210,690	217,871

Total Net Sales	3.7%	$191,472	$184,705	(0.5)%	$367,387	$369,048

Segment Operating Income
DAS		$9,502	$7,574		$16,133	$14,165
DLT (2)		11,242	10,486		19,176	18,788

		20,744	18,060		35,309	32,953
Corporate General and Administrative Expenses (1)(2)(3)		(5,701)	(4,048)		(9,964)	(7,082)

Total Operating Income		$15,043	$14,012		$25,345	$25,871

Depreciation and Amortization Expenses
DAS		$2,438	$2,241		$4,765	$4,297
DLT		4,660	4,732		9,323	9,429
Corporate Administration		42	30		85	81

Total Depreciation and Amortization Expenses		$7,140	$7,003		$14,173	$13,807

Capital Expenditures
DAS		$1,495	$1,829		$3,049	$4,281
DLT		1,128	2,012		2,180	4,444
Corporate Administration		18	5		24	38

Total Capital Expenditures		$2,641	$3,846		$5,253	$8,763

(1)	Includes costs not allocated to either the DLT or DAS operating segments.
(2)

The three- and six-month periods of 2012 include merger-related transaction costs of $0.1 million and $0.3 million, respectively, in Corporate General and Administrative Expenses and $0.2 million and $0.4 million, respectively, in DLT resulting from a change in control provision for certain key executives and employees arising in connection with the acquisition of LaBarge Inc. in June 2011.

(3)

The three- and six-month periods of 2013 include $0.9 million and $1.1 million, respectively, of workers’ compensation insurance expenses included in gross profit and not allocated to the operating segments. The three- and six-month periods of 2012 include $0.4 million and $0.6 million, respectively, of workers’ compensation insurance expenses included in gross profit and not allocated to the operating segments.

Segment assets include assets directly identifiable with each segment. Corporate Administration assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	June 29,	December 31,
	2013	2012
Total Assets
DAS	$258,661	$248,326
DLT	455,950	465,217
Corporate Administration	58,215	71,531

Total Assets	$772,826	$785,074

Goodwill and Intangibles
DAS	$66,336	$67,459
DLT	266,515	270,837

Total Goodwill and Intangibles	$332,851	$338,296

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

OVERVIEW

Ducommun Incorporated (“Ducommun”, the “Company”, “we”, “us” or “our”), through its subsidiaries, is a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of-failure applications used primarily in the aerospace, defense, industrial, energy, and medical industries. Ducommun differentiates itself as a full-service provider, offering a wide range of value-added products and services in our primary businesses of electronics, structures and integrated solutions. We operate through two primary business units: Ducommun AeroStructures (“DAS”) and Ducommun LaBarge Technologies (“DLT”).

Second quarter 2013 highlights were as follows:

•	Net sales were $191.5 million;

•	Net income was $5.5 million, or $0.51 per diluted share;

•	Adjusted EBITDA was $22.2 million;

•	Cash flow from operations was $13.1 million;

•	We made a voluntary term loan principal prepayment of $7.5 million on April 30, 2013; and

•	Firm backlog at the end of the second quarter was $632 million.

Earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA for the three months ended June 29, 2013 were both $22.2 million. See Non-GAAP Financial Measures below for certain information regarding EBITDA and Adjusted EBITDA, including reconciliations of EBITDA and Adjusted EBITDA to net income.

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

The following financial items have been added back to our net income when calculating EBITDA and Adjusted EDITDA:

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Merger-related expenses may be useful to investors for determining current cash flow;

•	Interest expense may be useful to investors for determining current cash flow; and

•

Income tax expense may be useful to investors because it represents the taxes which may be payable for the period and the change in deferred taxes during the period, and may reduce cash flow available for use in our business.

Reconciliations of net income to EBITDA and Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net sales were as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net income	$5,504	$5,507	$9,211	$7,897
Depreciation and amortization	7,140	7,003	14,173	13,807
Interest expense	7,442	8,234	15,265	16,473
Income tax expense	2,097	271	869	1,501

EBITDA	$22,183	$21,015	$39,518	$39,678

Merger-related expenses (1)	—	328	—	695

Adjusted EBITDA	$22,183	$21,343	$39,518	$40,373

% of net sales	11.6%	11.6%	10.8%	10.9%

(1)

The three- and six-month periods of 2012 include merger-related transaction costs and a change-in-control provison for certain key executives and employees totaling $0.3 million and $0.7 million, respectively, arising in connection with the acquisition of LaBarge Inc. in June 2011.

Adjusted EBITDA increased for the three-month period of 2013 compared to 2012 primarily due to increased net sales, mainly in defense technologies and commercial aerospace end-use markets, reflecting higher gross profit dollars. Adjusted EBITDA was essentially flat for the six-month period of 2013.

RESULTS OF OPERATIONS

Second Quarter and Year to Date 2013 Compared to Second Quarter and Year to Date 2012

The following table sets forth net sales, selected financial data, the effective tax rate and diluted earnings per share:

	(In thousands, except per share data)				(In thousands, except per share data)
	Three Months Ended				Six Months Ended
	June 29,	% of	June 30,	% of	June 29,	% of	June 30,	% of
	2013	Net Sales	2012	Net Sales	2013	Net Sales	2012	Net Sales
Net Sales	$191,472	100.0%	$184,705	100.0%	$367,387	100.0%	$369,048	100.0%
Cost of Sales	154,156	80.5%	148,754	80.5%	297,218	80.9%	298,626	80.9%

Gross Profit	37,316	19.5%	35,951	19.5%	70,169	19.1%	70,422	19.1%
Selling, General and Administrative Expenses	22,273	11.6%	21,939	11.9%	44,824	12.2%	44,551	12.1%

Operating Income	15,043	7.9%	14,012	7.6%	25,345	6.9%	25,871	7.0%
Interest Expense	7,442	3.9%	8,234	4.5%	15,265	4.2%	16,473	4.5%

Income Before Taxes	7,601	4.0%	5,778	3.1%	10,080	2.7%	9,398	2.5%
Income Tax Expense	2,097	nm	271	nm	869	nm	1,501	nm

Net Income	$5,504	2.9%	$5,507	3.0%	$9,211	2.5%	$7,897	2.1%

Effective Tax Rate	27.6%	nm	4.7%	nm	8.6%	nm	16.0%	nm
Diluted Earnings Per Share	$0.51	nm	$0.52	nm	$0.86	nm	$0.75	nm

nm = not meaningful

Net Sales by End-Use Market and Operating Segment

Net sales by end-use market and operating segment during the three- and six-month periods of 2013 and 2012, respectively, were as follows:

	(In thousands)					(In thousands)
	Three Months Ended					Six Months Ended
				% of Net Sales					% of Net Sales
		June 29,	June 30,	June 29,	June 30,		June 29,	June 30,	June 29,	June 30,
Consolidated Ducommun	Change	2013	2012	2013	2012	Change	2013	2012	2013	2012
Military and space
Defense technologies	$10,307	$67,337	$57,030	35.2%	30.9%	$18,725	$130,431	$111,706	35.5%	30.3%
Defense structures	1,680	33,991	32,311	17.8%	17.5%	(732)	64,372	65,104	17.5%	17.6%
Commercial aerospace	5,848	58,251	52,403	30.4%	28.4%	5,818	109,484	103,666	29.8%	28.1%
Natural resources	(6,210)	8,882	15,092	4.6%	8.1%	(15,245)	19,053	34,298	5.2%	9.3%
Industrial	(4,419)	11,658	16,077	6.1%	8.7%	(11,189)	21,542	32,731	5.9%	8.9%
Medical and other	(439)	11,353	11,792	5.9%	6.4%	962	22,505	21,543	6.1%	5.8%

Total	$6,767	$191,472	$184,705	100.0%	100.0%	$(1,661)	$367,387	$369,048	100.0%	100.0%

DAS
Military and space
Defense structures	$1,680	$33,991	$32,311	40.5%	42.0%	$(732)	$64,372	$65,104	41.1%	43.1%
Commercial aerospace	5,422	50,001	44,579	59.5%	58.0%	6,252	92,325	86,073	58.9%	56.9%

Total	$7,102	$83,992	$76,890	100.0%	100.0%	$5,520	$156,697	$151,177	100.0%	100.0%

DLT
Military and space
Defense technologies	$10,307	$67,337	$57,030	62.7%	52.9%	$18,725	$130,431	$111,706	61.9%	51.3%
Commercial aerospace	426	8,250	7,824	7.7%	7.3%	(434)	17,159	17,593	8.2%	8.1%
Natural resources	(6,210)	8,882	15,092	8.2%	14.0%	(15,245)	19,053	34,298	9.0%	15.7%
Industrial	(4,419)	11,658	16,077	10.8%	14.9%	(11,189)	21,542	32,731	10.2%	15.0%
Medical and other	(439)	11,353	11,792	10.6%	10.9%	962	22,505	21,543	10.7%	9.9%

Total	$(335)	$107,480	$107,815	100.0%	100.0%	$(7,181)	$210,690	$217,871	100.0%	100.0%

The net sales for the three- and six-month periods of 2013 reflected growth in the defense technology and commercial aerospace end-use markets and steady sales in the defense structures end-use market, partially offset by continued weakness in the non-aerospace and defense end-use markets.

Net Sales to Major Customers

Boeing and Raytheon each exceeded ten percent of net sales for the quarter ended June 29, 2013. Net sales to Boeing and Raytheon and the related accounts receivable are diversified over a number of different commercial, military and space programs and were made by both operating segments. Net sales to our top ten customers, including Boeing and Raytheon, were as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Boeing	15.9%	16.7%	17.2%	15.9%
Raytheon	10.1%	6.2%	9.5%	6.3%
Top ten customers	56.3%	52.9%	56.2%	54.3%

Boeing and Raytheon represented the following percentages of total accounts receivable:

	June 29,	December 31,
	2013	2012
Boeing	14.5%	12.4%
Raytheon	9.3%	10.4%

Gross Profit

Gross profit dollars increased for the three-month period of 2013 due to higher net sales. Gross profit margins as a percentage of net sales remained flat for both the three- and six-month periods of 2013.

Selling, General and Administrative Expenses

The SG&A expenses for the second quarter of 2013 increased primarily due to higher professional fees. Year-to-date 2013 SG&A expenses increased due to a charge of $0.5 million related to the debt repricing and professional fees. Year-to-date 2012 SG&A expenses included a charge of $0.4 million for engineering research and development cost that were capitalized in error in inventory in prior periods. We corrected this error in that quarter.

Interest Expense

Interest expense decreased in both the three- and six-month periods of 2013 mainly due to lower outstanding debt balances and a lower interest rate on the term loan beginning in April 2013.

Income Tax Expense

The effective tax rates were 27.6% and 8.6%, respectively, for the three and six months ended June 29, 2013, and were 4.7% and 16.0%, respectively, for the comparable periods of 2012.

The effective tax rate in the six months ended June 29, 2013 included $2.0 million of 2012 federal research and development tax credit benefits recognized in the first quarter of 2013 as a result of the American Taxpayer Relief Act of 2012, passed in January 2013. This Act includes an extension of the federal research and development tax credit for the amounts paid or incurred after December 31, 2011 and before January 1, 2014. We recognized total federal research and development tax credit benefits of $2.5 million and $0.5 million in the first quarter and second quarter of 2013, respectively. We expect to continue to recognize approximately $0.5 million per quarter for these benefits throughout 2013. The effective tax rate for the three and six months ended June 30, 2012 included no federal research and development tax credit benefits. The effective tax rate for the three and six months ended June 30, 2012 included a benefit of $1.6 million as a result of the 2011 acquisition of LaBarge Inc., which allowed us to file state consolidated tax returns in certain states.

Net Income and Diluted Earnings per Share

Net income and earnings per diluted share for the second quarter of 2013 were $5.5 million, or $0.51 per diluted share, compared to $5.5 million, or $0.52 per diluted share, in the second quarter of 2012. Pre-tax income increased in the second quarter of 2013 as a result of higher operating income and lower interest expense; however, diluted earnings per share decreased as the second quarter of 2012 included a state tax benefit of $0.15 per diluted share.

Net income and earnings per diluted share for the six-month period of 2013 were $9.2 million, or $0.86 per diluted share, compared to $7.9 million, or $0.75 per diluted share, in the comparable period of 2012. Pre-tax income for the six-month period of 2013 increased as the impact of somewhat lower net sales and operating margin were more than offset by lower interest expense. Diluted earnings per share for the six-month period of 2013 also included a federal research and development tax benefit of $0.28 per diluted share while the 2012 period included no such benefit. The six-month period of 2012 included a state tax benefit of $0.15 per diluted share.

Business Segment Performance

We report our financial performance based on the following two reportable segments; Ducommun AeroStructures (DAS) and Ducommun LaBarge Technologies (DLT). The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance.

The following table summarizes our business segment performance for the second quarters and first six months of 2013 and 2012.

	(In thousands) Three Months Ended					(In thousands) Six Months Ended
	% Change	June 29, 2013	June 30, 2012	% of Net Sales 2013	% of Net Sales 2012	% Change	June 29, 2013	June 30, 2012	% of Net Sales 2013	% of Net Sales 2012
Net Sales
DAS	9.2%	$83,992	$76,890	43.9%	41.6%	3.7%	$156,697	$151,177	42.7%	41.0%
DLT	(0.3)%	107,480	107,815	56.1%	58.4%	(3.3)%	210,690	217,871	57.3%	59.0%

Total Net Sales	3.7%	$191,472	$184,705	100.0%	100.0%	(0.5)%	$367,387	$369,048	100.0%	100.0%

Segment Operating Income
DAS		$9,502	$7,574	11.3%	9.9%		$16,133	$14,165	10.3%	9.4%
DLT (2)		11,242	10,486	10.5%	9.7%		19,176	18,788	9.1%	8.6%

		20,744	18,060				35,309	32,953
Corporate General and Administrative Expenses (1)(2)(3)		(5,701)	(4,048)	(3.0%)	(2.2%)		(9,964)	(7,082)	(2.7%)	(1.9%)

Total Operating Income		$15,043	$14,012	7.9%	7.6%		$25,345	$25,871	6.9%	7.0%

EBITDA (1)
DAS
Operating Income		$9,502	$7,574				$16,133	$14,165
Depreciation and Amortization		2,438	2,241				4,765	4,297

		11,940	9,815	14.2%	12.8%		20,898	18,462	13.3%	12.2%
DLT
Operating Income		11,242	10,486				19,176	18,788
Depreciation and Amortization		4,660	4,732				9,323	9,429

		15,902	15,218	14.8%	14.1%		28,499	28,217	13.5%	13.0%
Corporate General and Administrative Expenses
Operating Loss		(5,701)	(4,048)				(9,964)	(7,082)
Depreciation and Amortization		42	30				85	81

		(5,659)	(4,018)				(9,879)	(7,001)

EBITDA		$22,183	$21,015				$39,518	$39,678

Adjusted EBITDA
Merger-related expenses (2)		$—	$328				$—	$695

Adjusted EBITDA		$22,183	$21,343	11.6%	11.6%		$39,518	$40,373	10.8%	10.9%

Capital Expenditures
DAS		$1,495	$1,829				$3,049	$4,286
DLT		1,128	2,012				2,180	4,449
Corporate Administration		18	5				24	28

Total Capital Expenditures		$2,641	$3,846				$5,253	$8,763

(1)	Includes costs not allocated to either the DLT or DAS operating segments.
(2)

The three- and six-month periods of 2012 include merger-related transaction costs of $0.1 million and $0.3 million, respectively, in Corporate General and Administrative Expenses and $0.2 million and $0.4 million, respectively, in DLT resulting from a change in control provision for certain key executives and employees arising in connection with the acquisition of LaBarge Inc. in June 2011.

(3)

The three- and six-month periods of 2013 include $0.9 million and $1.1 million, respectively, of workers’ compensation insurance expenses included in gross profit and not allocated to the operating segments. The three- and six-month periods of 2012 include $0.4 million and $0.6 million, respectively, of workers’ compensation insurance expenses included in gross profit and not allocated to the operating segments.

Ducommun AeroStructures (DAS)

DAS’ net sales in the three-month period of 2013 increased 9.2% primarily due to higher net sales of large commercial aircraft products, reflecting build rates, partially offset by lower sales of regional aircraft products and commercial heliocopter products. DAS’s net sales for the six-month period of 2013 increased 3.7% due to higher sales of large commercial aircraft products, partially offset by lower net sales of military heliocopter products.

The DAS segment operating income and EBITDA increased in the three- and six-month periods of 2013, reflecting improved cost performance of new programs.

Ducommun LaBarge Technologies (DLT)

DLT’s net sales in the three-month period of 2013 were essentially flat as solid increases in defense electronics and commercial aerospace were offset by declines in the non-aerospace and defense end-use markets. Net sales for the six-month period of 2013 decreased 3.3% as the decline in the non-aerospace and defense end-use markets more than offset the solid increases in defense electronics. Net sales into the non-aerospace and defense end-use markets decreased 25.8% and 28.8% for the three- and six-month periods, respectively.

DLT’s segment operating income and EBITDA increased in the three- and six-month periods of 2013 primarily due to a richer product mix and the realization of cost synergies achieved during the latter part of 2012 following the LaBarge acquisition.

Corporate General and Administrative (“CG&A”)

The CG&A expenses increased in the second quarter 2013 due to a workers’ compensation insurance payroll audit charge of $0.6 million and $0.4 million in higher professional fees. In addition, the CG&A expenses for the first six months of 2013 increased primarily due to higher benefits costs, $0.5 million related to our debt repricing transaction and professional fees.

Backlog

Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net sales. Backlog in non-aerospace and defense markets tends to be of a shorter duration and is generally fulfilled within a three-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net sales. Backlog remains solid in our aerospace and defense end-use markets and continues to be weak in our non-aerospace and defense end-use markets. Approximately $260 million of total backlog is expected to be delivered during the remainder of 2013.

	(In thousands)
		June 29,	December 31,
Consolidated Ducommun	Change	2013	2012
Military and space
Defense technologies	$(7,135)	$246,284	$253,419
Defense structures	(335)	116,138	116,473
Commercial aerospace	(16,012)	213,539	229,551
Natural resources	(5,248)	19,048	24,296
Industrial	(1,599)	15,388	16,987
Medical and other	5,967	21,842	15,875

Total	$(24,362)	$632,239	$656,601

DAS
Military and space
Defense structures	$(335)	$116,138	$116,473
Commercial aerospace	(15,135)	188,490	203,625

Total	$(15,470)	$304,628	$320,098

DLT
Military and space
Defense technologies	$(7,135)	$246,284	$253,419
Commercial aerospace	(877)	25,049	25,926
Natural resources	(5,248)	19,048	24,296
Industrial	(1,599)	15,388	16,987
Medical and other	5,967	21,842	15,875

Total	$(8,892)	$327,611	$336,503

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

	(In millions)
	June 29,	December 31,
	2013	2012
Total debt, including long-term portion	$350.7	$365.7

Weighted-average interest rate on debt	7.60%	7.82%

Term loan interest rate	4.75%	5.50%

Cash and cash equivalents	$33.5	$46.5

Unused revolving credit facility	$58.4	$58.4

In the second quarter of 2013, we made a voluntary principal prepayment totaling $7.5 million on our term loan, bringing the total such payments in 2013 to $15.0 million. We expect to pay down a total of $25.0 million to $30.0 million on the term loan in 2013.

The revolving credit facility and term loan covenants require EBITDA of more than $50.0 million and a maximum leverage ratio under certain circumstances, as well as annual limitations on capital expenditures and limitations on future disposition of property, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness. At June 29, 2013, we were in compliance with all covenants. At June 29, 2013, there were no amounts outstanding that would have triggered the leverage ratio covenant. The leverage ratio covenant becomes increasingly restrictive in future periods and will require us to continue to reduce our debt or increase EBITDA.

We expect to spend a total of approximately $13 million for capital expenditures in 2013 financed by cash generated from operations, approximately the same as 2012, principally to support new contract awards at DAS and DLT. As part of our strategic plan to become a Tier 2 supplier, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.

We continue to depend on operating cash flow and the availability of our revolving credit facility to provide short-term liquidity. Cash generated from operations and bank borrowing capacity is expected to provide sufficient liquidity to meet our obligations during the next twelve months.

Cash Flow Summary

Net cash provided by operating activities for the six months of 2013 and 2012 was $6.9 million and $5.7 million, respectively. The higher cash provided by operating activities in the first six months of 2013 reflects improved working capital management and higher net income, partially offset by utilization in 2012 of income tax prepayments from 2011.

Net cash used in investing activities of $5.1 million for the first six months of 2013 included capital expenditures, principally to support new contract awards at DAS and DLT. The decrease from the prior year comparable period is due to timing of expenditures.

Net cash used in financing activities for the first six months of 2013 of $14.8 million included $15.0 million of voluntary principal prepayments on our term loan.

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

Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt that is subject to variable interest rates. At June 29, 2013, we had borrowings of $147.6 million under our term loan, with an interest rate of 4.75%.

ITEM 4.	CONTROLS AND PROCEDUES

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Douglas L. Groves Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: August 5, 2013