Form 10-Q
period 2013-09-28
DUCOMMUN INC /DE/
filed 2013-10-28
CIK 30305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

As of September 28, 2013, there were outstanding 10,780,169 shares of common stock.

DUCOMMUN INCORPORATED

FORM 10-Q

Ducommun Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net Sales	$181,288	$184,097	$548,675	$553,145
Cost of Sales	148,984	148,517	446,202	447,143

Gross Profit	32,304	35,580	102,473	106,002
Selling, General and Administrative Expenses	20,351	21,340	65,175	65,891

Operating Income	11,953	14,240	37,298	40,111
Interest Expense	7,403	8,241	22,668	24,714

Income Before Taxes	4,550	5,999	14,630	15,397
Income Tax Expense (Benefit)	(86)	894	783	2,395

Net Income	$4,636	$5,105	$13,847	$13,002

Earnings Per Share
Basic earnings per share	$0.43	$0.48	$1.30	$1.23
Diluted earnings per share	$0.42	$0.48	$1.28	$1.23
Weighted-Average Number of Common Shares Outstanding
Basic	10,722	10,595	10,657	10,575
Diluted	10,917	10,633	10,785	10,588

See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net Income	$4,636	$5,105	$13,847	$13,002
Other Comprehensive Loss
Amortization of actuarial loss and prior service costs, net of tax benefit of $102 and $306 for the three and nine months of 2013, respectively	(172)	—	(516)	—

Other Comprehensive Loss	(172)	—	(516)	—

Comprehensive Income	$4,464	$5,105	$13,331	$13,002

See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 28,	December 31,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$32,597	$46,537
Accounts receivable, net	92,637	97,300
Unbilled receivables	6,615	3,556
Inventories	148,524	148,318
Production cost of contracts	19,926	17,960
Deferred income taxes	7,110	10,459
Other current assets	16,890	10,441

Total Current Assets	324,299	334,571
Property and Equipment, Net	93,840	98,383
Goodwill	161,940	161,940
Intangibles, Net	168,188	176,356
Other Assets	11,779	13,824

Total Assets	$760,046	$785,074

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$3,029	$3,042
Accounts payable	49,668	52,578
Accrued liabilities	39,320	52,716

Total Current Liabilities	92,017	108,336

Long-Term Debt, Less Current Portion	340,184	362,702
Deferred Income Taxes	64,504	67,808
Other Long-Term Liabilities	22,097	23,553

Total Liabilities	518,802	562,399

Commitments and Contingencies
Shareholders’ Equity
Common stock – $0.01 par value; authorized 35,000,000 shares; issued 10,923,469 shares in 2013 and 10,738,065 shares in 2012	109	107
Treasury stock – held in treasury 143,300 shares in 2013 and 2012	(1,924)	(1,924)
Additional paid-in capital	70,679	66,475
Retained earnings	179,332	165,485
Accumulated other comprehensive loss	(6,952)	(7,468)

Total Shareholders’ Equity	241,244	222,675

Total Liabilities and Shareholders’ Equity	$760,046	$785,074

See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 28,	September 29,
	2013	2012
Cash Flows from Operating Activities
Net Income	$13,847	$13,002
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Depreciation and amortization	21,375	21,461
Stock-based compensation expense	1,711	1,528
Deferred income tax provision (benefit)	45	(3,600)
Income tax benefit from stock-based compensation	1,250	324
Excess tax benefit from stock-based compensation	(217)	—
Provision for (recovery of) doubtful accounts	(141)	59
Other	1,434	2,080
Changes in Assets and Liabilities
Accounts receivable (increase) decrease	4,804	(6,934)
Unbilled receivables increase	(3,059)	(241)
Inventories increase	(206)	(7,962)
Production cost of contracts increase	(3,396)	(1,473)
Other assets (increase) decrease	(5,974)	6,398
Accounts payable decrease	(2,910)	(3,076)
Accrued and other liabilities decrease	(14,069)	(10,182)

Net Cash Provided by Operating Activities	14,494	11,384

Cash Flows from Investing Activities
Purchases of property and equipment	(7,321)	(12,330)
Proceeds from the sales of assets	123	18

Net Cash Used in Investing Activities	(7,198)	(12,312)

Cash Flows from Financing Activities
Repayments of term loan and other debt	(22,518)	(11,464)
Net cash effect of exercise related to stock options	1,246	(186)
Excess tax benefit from stock-based compensation	217	—
Deferred financing cost paid	(181)	—

Net Cash Used in Financing Activities	(21,236)	(11,650)

Net Decrease in Cash and Cash Equivalents	(13,940)	(12,578)
Cash and Cash Equivalents at Beginning of Period	46,537	41,449

Cash and Cash Equivalents at End of Period	$32,597	$28,871

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

In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 28, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, as reflected on the condensed consolidated balance sheets, was composed of cumulative pension and liability adjustments of $7.0 million and $7.5 million, net of tax, at September 28, 2013 and December 31, 2012, respectively.

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

The net earnings and weighted-average number of common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net earnings (a)	$4,636	$5,105	$13,847	$13,002

Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding (b)	10,722	10,595	10,657	10,575
Dilutive potential common shares	195	38	128	13

Diluted weighted-average common shares outstanding (c)	10,917	10,633	10,785	10,588

Earnings per share
Basic (a/b)	$0.43	$0.48	$1.30	$1.23

Diluted (a/c)	$0.42	$0.48	$1.28	$1.23

Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Stock options and stock units	219	1,012	612	1,015

Cash Equivalents

Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value below.

Out of Period Adjustments

During the third quarter of 2013, we determined that approximately $1.1 million of inventory had not been valued correctly at our DLT operating segment for periods originating in 2010 through the second quarter of 2013. The errors were attributed to the following quarters; $0.3 million in Q2 2010, $0.5 million in Q2 2011, $0.1 million in Q4 2012, $0.1 million in Q1 2013 and $0.1 million in Q2 2013. We assessed the materiality of these errors and concluded they were immaterial to currently forecasted annual amounts and previously reported annual and interim amounts. We corrected the errors in the third quarter of 2013 and recorded a $1.1 million charge for inventory reserves for the DLT operating segment.

During the first quarter of 2012, we determined that approximately $0.4 million of engineering research and development costs had been capitalized in error in inventory in prior periods. We assessed the materiality of this error and concluded it was immaterial to currently reported annual and previously reported annual and interim amounts. We corrected the error in the first quarter of 2012 and did not restate our condensed consolidated financial statements for the prior annual or interim periods.

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

New Accounting Guidance Not Yet Adopted

In July 2013, the FASB issued guidance that requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This guidance will be effective for fiscal years beginning after December 15, 2013, which will be our fiscal year 2014, with early adoption permitted. We currently expect the adoption of this guidance will reduce deferred tax assets by approximately $2.2 million.

In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The new guidance will be effective for us beginning January 1, 2014. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

Note 2. Inventories

Inventories consisted of the following:

	(In thousands)
	September 28,	December 31,
	2013	2012
Raw materials and supplies	$80,672	$84,545
Work in process	68,688	67,132
Finished goods	10,816	13,031

	160,176	164,708
Less progress payments	11,652	16,390

Total	$148,524	$148,318

Note 3. Goodwill

Goodwill was as follows:

	(In thousands)
		Ducommun
	Ducommun	LaBarge	Consolidated
	AeroStructures	Technologies	Ducommun
Gross goodwill	$57,243	$184,970	$242,213
Accumulated goodwill impairment	—	(80,273)	(80,273)

Balance at December 31, 2012	$57,243	$104,697	$161,940

Balance at September 28, 2013	$57,243	$104,697	$161,940

Note 4. Long-Term Debt

Long-term debt and the current period interest rates were as follows:

	(In thousands)
	September 28,	December 31,
	2013	2012
Senior unsecured notes (fixed 9.75%)	$200,000	$200,000
Senior secured term loan (floating 4.75%)	140,125	162,625
Promissory note (fixed 5.0%) and other debt (fixed 5.41%)	3,088	3,119

Total Debt	343,213	365,744
Less Current Portion	3,029	3,042

Total Long-Term Debt	$340,184	$362,702

Weighted-average interest rate	7.67%	7.82%

We made voluntary principal prepayments of $7.5 million each on our senior secured term loan on September 27, 2013, April 30, 2013 and March 28, 2013.

On March 28, 2013, we executed an amendment to our Credit Agreement dated June 11, 2011 (“Credit Agreement”) which completed a repricing of our senior secured term loan and revolving credit facility. The repricing reduced the interest rate spread on the senior secured term loan and revolving credit facility by 50 basis points and the interest rate floor by 25 basis points. In connection with this repricing, we recognized $0.5 million of financing and legal costs which were included in selling, general and administrative expenses in the first quarter of 2013.

At September 28, 2013, we had $58.4 million of unused borrowing capacity under the revolving credit facility, after deducting $1.6 million for standby letters of credit.

At September 28, 2013, we were in compliance with all covenants required by the Credit Agreement. At September 28, 2013, there were no amounts outstanding that would have triggered the leverage covenant under the Credit Agreement. However, we would have been in compliance with such leverage covenant. Under the terms of the

Credit Agreement, if, during a given fiscal quarter, (i) the sum of (a) any amounts outstanding under the revolving credit facility plus (b) the amount drawn under any letters of credit exceeds $1.0 million; or (ii) the aggregate amount of outstanding letters of credit exceeds $5.0 million, the revolving credit facility will be subject to a maximum total leverage ratio.

On October 18, 2013, we executed an amendment to our Credit Agreement, which increases the maximum leverage ratio, as defined, by 0.75 in all future periods.

The carrying amount of long-term debt approximates fair value, except for the senior unsecured notes for which the fair value was $223.5 million. Fair value was estimated using Level 2 inputs, based on the terms of the related debt, recent transactions and estimates using interest rates currently available to us for debt with similar terms and remaining maturities.

Note 5. Shareholders’ Equity

We are authorized to issue five million shares of preferred stock. At September 28, 2013 and December 31, 2012, no preferred shares were issued or outstanding.

Note 6. Employee Benefit Plans

The components of net periodic pension expense were as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Service cost	$211	$241	$633	$723
Interest cost	290	238	870	714
Expected return on plan assets	(306)	(265)	(918)	(795)
Amortization of actuarial loss and prior service costs	274	287	822	861

Net periodic pension cost	$469	$501	$1,407	$1,503

The components of the reclassifications from accumulated other comprehensive loss to net income during the three and nine months ended September 28, 2013 were as follows:

	(In thousands)
	Three Months Ended	Nine Months Ended
	September 28,	September 28,
	2013 (a)	2013 (a)
Amortization of actuarial loss and prior service costs-total before tax (b)	$(274)	$(822)
Tax benefit	102	306

Net of tax	$(172)	$(516)

(a)	Amounts in parenthesis indicate reductions to net income upon reclassification from accumulated other comprehensive loss.
(b)	The amount is included in the computation of net periodic pension cost.

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

Note 8. Income Taxes

We recorded an income tax benefit of $0.1 million (an effective tax benefit of 1.9%) in the third quarter of 2013, compared to an income tax expense of $0.9 million (an effective tax rate of 14.9%) in the third quarter of 2012. We recorded an income tax expense of $0.8 million (an effective tax rate of 5.4%) in the first nine months of 2013, compared to an income tax expense of $2.4 million (an effective tax rate of 15.6%) in the comparable period of 2012.

The effective tax rate in the nine months ended September 28, 2013 included $2.0 million of 2012 federal research and development tax credit benefits recognized in the first quarter of 2013 as a result of the American Taxpayer Relief Act of 2012, passed in January 2013. This Act includes an extension of the federal research and development tax credit for the amounts paid or incurred after December 31, 2011 and before January 1, 2014. We recognized total federal research and development tax credit benefits of $2.5 million in the first quarter of 2013, $0.5 million in the second quarter of 2013, and $0.7 million in the third quarter of 2013. We expect to recognize approximately $0.5 million for these benefits in the fourth quarter of 2013. The effective tax rate for the three and nine months ended September 29, 2012 included no federal research and development tax credit benefits. The effective tax rate for the third quarters of both 2013 and 2012 benefitted from expiring statutes and other favorable tax adjustments. In addition, the first nine months of 2012 included a tax benefit of $1.6 million as a result of the 2011 acquisition of LaBarge Inc., which allowed us to file state consolidated tax returns in certain states.

Our unrecognized tax benefits were $2.5 million and $1.7 million at September 28, 2013 and December 31, 2012, respectively. Most of these amounts, if recognized, would affect our annual income tax rate.

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

DAS has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established a reserve for its estimated liability for such investigation and corrective action of approximately $1.5 million at September 28, 2013, which is reflected in other long-term liabilities on its condensed consolidated balance sheet.

DAS also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, is between approximately $0.4 million and $3.1 million. Ducommun has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $0.4 million at September 28, 2013, which is reflected in other long-term liabilities on its condensed consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.

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

Financial information by reportable segment was as follows:

	(In thousands)			(In thousands)
	Three Months Ended			Nine Months Ended
	%	September 28,	September 29,	%	September 28,	September 29,
	Change	2013	2012	Change	2013	2012
Net Sales
DAS	1.4%	$77,740	$76,655	2.9%	$234,437	$227,832
DLT	(3.6)%	103,548	107,442	(3.4)%	314,238	325,313

Total Net Sales	(1.5)%	$181,288	$184,097	(0.8)%	$548,675	$553,145

Segment Operating Income
DAS		$7,633	$7,410		$23,766	$21,575
DLT (2)		7,596	10,472		26,772	29,260

		15,229	17,882		50,538	50,835
Corporate General and
Administrative Expenses (1) (2) (3)		(3,276)	(3,642)		(13,240)	(10,724)

Total Operating Income		$11,953	$14,240		$37,298	$40,111

Depreciation and Amortization
Expenses
DAS		$2,621	$2,903		$7,386	$7,200
DLT		4,540	4,710		13,863	14,139
Corporate Administration		41	42		126	122
Total Depreciation and

Amortization Expenses		$7,202	$7,655		$21,375	$21,461

Capital Expenditures
DAS		$1,159	$2,074		$4,208	$6,360
DLT		866	1,472		3,046	5,921
Corporate Administration		43	21		67	49

Total Capital Expenditures		$2,068	$3,567		$7,321	$12,330

(1)	Includes costs not allocated to either the DLT or DAS operating segments.
(2)	The nine-month period of 2012 includes merger-related transaction costs of $0.3 million in Corporate General and Administrative Expenses and $0.4 million in DLT resulting from a change in control provision for certain key executives and employees arising in connection with the acquisition of LaBarge Inc. in June 2011.
(3)	The three- and nine-month periods of 2013 include $0.1 million and $1.2 million, respectively, of workers’ compensation insurance expenses included in gross profit and not allocated to the operating segments. The three- and nine-month periods of 2012 include $(0.2) million and $0.4 million, respectively, of workers’ compensation insurance expenses (credits) included in gross profit and not allocated to the operating segments.

Segment assets include assets directly identifiable with each segment. Corporate Administration assets include assets not specifically identified with a business segment, including cash.

	(In thousands)
	September 28,	December 31,
	2013	2012
Total Assets
DAS	$252,476	$248,326
DLT	447,827	465,217
Corporate Administration	59,743	71,531

Total Assets	$760,046	$785,074

Goodwill and Intangibles
DAS	$65,775	$67,459
DLT	264,353	270,837

Total Goodwill and Intangibles	$330,128	$338,296

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

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

Third quarter 2013 highlights were as follows:

•	Net income was $4.6 million, or $0.42 per diluted share;

•	Adjusted EBITDA was $19.2 million;

•	Cash flow from operations was $7.6 million;

•	We made a voluntary $7.5 million term loan principal prepayment on September 27, 2013; and

•	Firm backlog at the end of the third quarter was $609 million.

Earnings before interest, taxes and depreciation and amortization (“EBITDA”) and Adjusted EBITDA for the three months ended September 28, 2013 were both $19.2 million. See Non-GAAP Financial Measures below for certain information regarding EBITDA and Adjusted EBITDA, including reconciliations of EBITDA and Adjusted EBITDA to net income.

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

The following financial items have been added back to our net income when calculating EBITDA and Adjusted EDITDA:

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Merger-related expenses may be useful to investors for determining current cash flow;

•	Interest expense may be useful to investors for determining current cash flow; and

•	Income tax expense may be useful to investors because it represents the taxes which may be payable for the period and the change in deferred taxes during the period, and may reduce cash flow available for use in our business.

Reconciliations of net income to EBITDA and Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net sales were as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net income	$4,636	$5,105	$13,847	$13,002
Depreciation and amortization	7,202	7,654	21,375	21,461
Interest expense	7,403	8,241	22,668	24,714
Income tax expense (benefit)	(86)	894	783	2,395

EBITDA	$19,155	$21,894	$58,673	$61,572

Merger-related expenses (1)	—	7	—	702

Adjusted EBITDA	$19,155	$21,901	$58,673	$62,274

% of net sales	10.6%	11.9%	10.7%	11.3%

(1)	The three- and nine-month periods of 2012 include merger-related transaction costs and a change-in-control provision for certain key executives and employees arising in connection with the acquisition of LaBarge Inc. in June 2011.

Adjusted EBITDA decreased for the three- and nine-month periods of 2013 compared to 2012 primarily due to decreased net sales, mainly in non-aerospace and defense end-use markets, while also reflecting lower gross profit dollars and higher inventory reserve charges.

RESULTS OF OPERATIONS

Third Quarter and Year to Date 2013 Compared to Third Quarter and Year to Date 2012

The following table sets forth net sales, selected financial data, the effective tax rate and diluted earnings per share:

	(In thousands, except per share data)				(In thousands, except per share data)
	Three Months Ended				Nine Months Ended
	September 28,	%	September 29,	%	September 28,	%	September 29,	%
	2013	of Net Sales	2012	of Net Sales	2013	of Net Sales	2012	of Net Sales
Net Sales	$181,288	100.0%	$184,097	100.0%	$548,675	100.0%	$553,145	100.0%
Cost of Sales	148,984	82.2%	148,517	80.7%	446,202	81.3%	447,143	80.8%

Gross Profit	32,304	17.8%	35,580	19.3%	102,473	18.7%	106,002	19.2%
Selling, General and
Administrative Expenses	20,351	11.2%	21,340	11.6%	65,175	11.9%	65,891	11.9%

Operating Income	11,953	6.6%	14,240	7.7%	37,298	6.8%	40,111	7.3%
Interest Expense	7,403	4.1%	8,241	4.5%	22,668	4.1%	24,714	4.5%

Income Before Taxes	4,550	2.5%	5,999	3.3%	14,630	2.7%	15,397	2.8%
Income Tax Expense (Benefit)	(86)	nm	894	nm	783	nm	2,395	nm

Net Income	$4,636	2.6%	$5,105	2.8%	$13,847	2.5%	$13,002	2.4%

Effective Tax Rate (Benefit)	(1.9)%	nm	14.9%	nm	5.4%	nm	15.6%	nm
Diluted Earnings Per Share	$0.42	nm	$0.48	nm	$1.28	nm	$1.23	nm

nm = not meaningful

Net Sales by End-Use Market and Operating Segment

Net sales by end-use market and operating segment during the three- and nine-month periods of 2013 and 2012, respectively, were as follows:

	(In thousands)					(In thousands)
	Three Months Ended					Nine Months Ended
		September 28,	September 29,	% of Net Sales	% of Net Sales		September 28,	September 29,	% of Net Sales	% of Net Sales
	Change	2013	2012	2013	2012	Change	2013	2012	2013	2012
Consolidated Ducommun
Military and space
Defense technologies	$3,164	$63,954	$60,790	35.3%	33.0%	$21,889	$194,385	$172,496	35.4%	31.2%
Defense structures	1,269	35,424	34,155	19.5%	18.6%	537	99,796	99,259	18.2%	17.9%
Commercial aerospace	2,650	51,811	49,161	28.6%	26.7%	8,468	161,295	152,827	29.4%	27.6%
Natural resources	(2,790)	9,335	12,125	5.1%	6.6%	(18,035)	28,388	46,423	5.2%	8.4%
Industrial	(3,764)	12,051	15,815	6.7%	8.6%	(14,953)	33,593	48,546	6.1%	8.8%
Medical and other	(3,338)	8,713	12,051	4.8%	6.5%	(2,376)	31,218	33,594	5.7%	6.1%

Total	$(2,809)	$181,288	$184,097	100.0%	100.0%	$(4,470)	$548,675	$553,145	100.0%	100.0%

DAS
Military and space
Defense structures	$1,269	$35,424	$34,155	45.6%	44.6%	$537	$99,796	$99,259	42.6%	43.6%
Commercial aerospace	(184)	42,316	42,500	54.4%	55.4%	6,068	134,641	128,573	57.4%	56.4%

Total	$1,085	$77,740	$76,655	100.0%	100.0%	$6,605	$234,437	$227,832	100.0%	100.0%

DLT
Military and space
Defense technologies	$3,164	$63,954	$60,790	61.8%	56.6%	$21,889	$194,385	$172,496	61.9%	53.0%
Commercial aerospace	2,834	9,495	6,661	9.2%	6.2%	2,400	26,654	24,254	8.5%	7.5%
Natural resources	(2,790)	9,335	12,125	9.0%	11.3%	(18,035)	28,388	46,423	9.0%	14.3%
Industrial	(3,764)	12,051	15,815	11.6%	14.7%	(14,953)	33,593	48,546	10.7%	14.9%
Medical and other	(3,338)	8,713	12,051	8.4%	11.2%	(2,376)	31,218	33,594	9.9%	10.3%

Total	$(3,894)	$103,548	$107,442	100.0%	100.0%	$(11,075)	$314,238	$325,313	100.0%	100.0%

The net sales for the three- and nine-month periods of 2013 reflected growth in the aerospace and defense end-use markets, which were more than offset by lower sales in the non-aerospace and defense end-use markets.

Net Sales to Major Customers

Boeing and Raytheon each exceeded ten percent of net sales for the third quarter of 2013. Net sales to Boeing and Raytheon and the related accounts receivable are diversified over a number of different commercial, military and space programs and were made by both operating segments. Net sales to our top ten customers, including Boeing and Raytheon, represented the following percentages of total net sales:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Boeing	19.1%	16.9%	17.8%	16.2%
Raytheon	10.1%	7.2%	9.7%	6.6%
Top ten customers	59.6%	54.3%	57.3%	54.3%

Boeing and Raytheon represented the following percentages of total accounts receivable:

	September 28,	December 31,
	2013	2012
Boeing	15.0%	12.4%
Raytheon	9.0%	10.4%

Gross Profit

Gross profit dollars decreased for the three- and nine-month periods of 2013 due to lower net sales and a $1.1 million inventory reserve charge, as discussed below. Gross profit margins as a percentage of net sales decreased for both the three- and nine-month periods of 2013 due to unfavorable product mix and the impact of the lower net sales in the non-aerospace and defense end use markets and the inventory reserve charge.

During the third quarter of 2013, we determined that approximately $1.1 million of inventory relating to prior periods had not been valued correctly at our DLT operating segment. We corrected these errors in the third quarter of 2013 and recorded a $1.1 million charge for inventory reserves for the DLT operating segment. This charge reduced the third quarter of 2013 gross margins by 60 basis points and the first nine months of 2013 gross margins by 20 basis points.

Selling, General and Administrative Expenses

The SG&A expenses for the third quarter of 2013 decreased primarily due to lower accrued compensation and benefits costs. Year-to-date 2013 SG&A expenses decreased due to lower accrued compensation and benefits costs and lower intangible asset amortization, partially offset by a charge of $0.5 million related to the debt repricing and professional fees. Year-to-date 2012 SG&A expenses included a charge of $0.4 million for engineering research and development cost that were capitalized in error in inventory in prior periods.

Interest Expense

Interest expense decreased in both the three- and nine-month periods of 2013 mainly due to lower outstanding debt balances and a lower interest rate on the term loan beginning in April 2013.

Income Tax Expense

We recorded an income tax benefit of $0.1 million (an effective tax benefit of 1.9%) in the third quarter of 2013, compared to an income tax expense of $0.9 million (an effective tax rate of 14.9%) in the third quarter of 2012. We recorded an income tax expense of $0.8 million (an effective tax rate of 5.4%) in the first nine months of 2013, compared to an income tax expense of $2.4 million (an effective tax rate of 15.6%) in the comparable period of 2012.

The effective tax rate in the nine months ended September 28, 2013 included $2.0 million of 2012 federal research and development tax credit benefits recognized in the first quarter of 2013 as a result of the American Taxpayer Relief Act of 2012, passed in January 2013. This Act includes an extension of the federal research and development tax credit for the amounts paid or incurred after December 31, 2011 and before January 1, 2014. We recognized total federal research and development tax credit benefits of $2.5 million in the first quarter of 2013, $0.5 million in the second quarter of 2013, and $0.7 million in the third quarter of 2013. We expect to recognize approximately $0.5 million for these benefits in the fourth quarter of 2013. The effective tax rate for the three and nine months ended September 29, 2012 included no federal research and development tax credit benefits. The effective tax rate for the third quarters of both 2013 and 2012 benefitted from expiring statutes and other favorable tax adjustments. In addition, the first nine months of 2012 included a tax benefit of $1.6 million as a result of the 2011 acquisition of LaBarge Inc., which allowed us to file state consolidated tax returns in certain states.

Net Income and Diluted Earnings per Share

Net income and earnings per diluted share for the third quarter of 2013 were $4.6 million, or $0.42 per diluted share, compared to $5.1 million, or $0.48 per diluted share, in the third quarter of 2012. Diluted earnings per share for the three-month period of 2013 included a federal research and development tax benefit of $0.7 million while the 2012 period included no such benefit. Diluted earnings per share for the third quarters of both 2013 and 2012 included tax benefits from expiring statutes and other favorable tax adjustments.

Net income and earnings per diluted share for the nine-month period of 2013 were $13.8 million, or $1.28 per diluted share, compared to $13.0 million, or $1.23 per diluted share, in the comparable period of 2012. Diluted earnings per share for the nine-month period of 2013 also included a federal research and development tax benefit of $3.7 million while the 2012 period included no such benefit. Diluted earnings per share for the nine-month period of 2012 included a state tax benefit of $1.6 million. Diluted earnings per share for the nine-month periods of both 2013 and 2012 included tax benefits from expiring statutes and other favorable tax adjustments.

Business Segment Performance

We report our financial performance based on the following two reportable segments; Ducommun AeroStructures (DAS) and Ducommun LaBarge Technologies (DLT). The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance.

The following table summarizes our business segment performance for the third quarters and first nine months of 2013 and 2012:

	(In thousands)					(In thousands)
	Three Months Ended					Nine Months Ended
				%	%				%	%
	%	September 28,	September 29,	of Net Sales	of Net Sales	%	September 28,	September 29,	of Net Sales	of Net Sales
	Change	2013	2012	2013	2012	Change	2013	2012	2013	2012
Net Sales
DAS	1.4%	$77,740	$76,655	42.9%	41.6%	2.9%	$234,437	$227,832	42.7%	41.2%
DLT	(3.6)%	103,548	107,442	57.1%	58.4%	(3.4)%	314,238	325,313	57.3%	58.8%

Total Net Sales	(1.5)%	$181,288	$184,097	100.0%	100.0%	(0.8)%	$548,675	$553,145	100.0%	100.0%

Segment Operating Income
DAS		$7,633	$7,410	9.8%	9.7%		$23,766	$21,575	10.1%	9.5%
DLT (2)		7,596	10,472	7.3%	9.7%		26,772	29,260	8.5%	9.0%

		15,229	17,882				50,538	50,835
Corporate General and
Administrative Expenses (1) (2) (3)		(3,276)	(3,642)	(1.8)%	(2.0)%		(13,240)	(10,724)	(2.4)%	(1.9)%

Total Operating Income		$11,953	$14,240	6.6%	7.7%		$37,298	$40,111	6.8%	7.3%

EBITDA (1)
DAS
Operating Income		$7,633	$7,410				$23,766	$21,575
Depreciation and Amortization		2,621	2,903				7,386	7,200

		10,254	10,313	13.2%	13.5%		31,152	28,775	13.3%	12.6%
DLT
Operating Income		7,596	10,472				26,772	29,260
Depreciation and Amortization		4,540	4,710				13,863	14,139

		12,136	15,182	11.7%	14.1%		40,635	43,399	12.9%	13.3%
Corporate General and
Administrative Expenses
Operating Loss		(3,276)	(3,642)				(13,240)	(10,724)
Depreciation and Amortization		41	42				126	122

		(3,235)	(3,600)				(13,114)	(10,602)

EBITDA		$19,155	$21,895				$58,673	$61,572

Adjusted EBITDA
Merger-related expenses (2)		$—	$7				$—	$702

Adjusted EBITDA		$19,155	$21,902	10.6%	11.9%		$58,673	$62,274	10.7%	11.3%

Capital Expenditures
DAS		$1,159	$2,074				$4,208	$6,360
DLT		866	1,472				3,046	5,921
Corporate Administration		43	21				67	49

Total Capital Expenditures		$2,068	$3,567				$7,321	$12,330

(1)	Includes costs not allocated to either the DLT or DAS operating segments.
(2)	The nine-month period of 2012 includes merger-related transaction costs of $0.3 million in Corporate General and Administrative Expenses and $0.4 million in DLT resulting from a change in control provision for key certain executives and employees arising in connection with the acquisition of LaBarge Inc. in June 2011.
(3)	The three- and nine-month periods of 2013 include $0.1 million and $1.2 million, respectively, of workers’ compensation insurance expenses included in gross profit and not allocated to the operating segments. The three- and nine-month periods of 2012 include $(0.2) million and $0.4 million, respectively, of workers’ compensation insurance expenses (credits) included in gross profit and not allocated to the operating segments.

Ducommun AeroStructures (DAS)

DAS’ net sales in the three-month period of 2013 increased 1.4% due to higher net sales of large commercial aircraft products, and slightly higher net sales of military aircraft, partially offset by lower sales of commercial helicopter products. DAS’s net sales for the nine-month period of 2013 increased 2.9% due to higher net sales of large commercial aircraft products, partially offset by lower net sales of commercial helicopter products.

The DAS segment operating income and EBITDA increased in the three-month period of 2013, reflecting higher operating margin from improved product mix. The DAS segment operating income and EBITDA for the nine-month period of 2013 also reflect improved operating efficiencies.

Ducommun LaBarge Technologies (DLT)

DLT’s net sales in the three-month period of 2013 decreased 3.6%. The year-over-year decline reflects a 24.7% decrease in non-aerospace and defense revenue, partially offset by an 8.9% increase in defense electronics and commercial aerospace revenue. Net sales for the nine-month period of 2013 decreased 3.4%. The lower revenue reflects a 27.5% decline in non-aerospace and defense sales, partially offset by a 12.3% increase in defense electronics and commercial aerospace revenue.

DLT’s segment operating income and EBITDA decreased in the three-month period of 2013 primarily due to lower operating margin from reduced sales and a $1.1 million charge for inventory reserves. In addition, for the nine-month period of 2013, lower operating income and EBITDA were partially offset by the realization of cost synergies achieved during the latter part of 2012 following the LaBarge acquisition.

Corporate General and Administrative (“CG&A”)

The CG&A expenses decreased in the third quarter 2013 due to lower accrued compensation and benefits costs. In addition, the CG&A expenses for the first nine months of 2013 increased primarily due to a workers’ compensation insurance payroll audit charge of $0.6 million and $0.5 million related to our debt repricing transaction and professional fees, partially offset by lower accrued compensation and benefits costs.

Backlog

Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net sales. Backlog in non-aerospace and defense markets tends to be of a shorter duration and is generally fulfilled within a three-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net sales. Approximately $152 million of total backlog is expected to be delivered during the remainder of 2013.

	(In thousands)
		September 28,	December 31,
	Change	2013	2012
Consolidated Ducommun
Military and space
Defense technologies	$(20,070)	$233,349	$253,419
Defense structures	(4,565)	111,908	116,473
Commercial aerospace	(20,740)	208,811	229,551
Natural resources	(7,822)	16,474	24,296
Industrial	(2,200)	14,787	16,987
Medical and other	7,911	23,786	15,875

Total	$(47,486)	$609,115	$656,601

DAS
Military and space
Defense structures	$(4,565)	$111,908	$116,473
Commercial aerospace	(22,323)	181,302	203,625

Total	$(26,888)	$293,210	$320,098

DLT
Military and space
Defense technologies	$(20,070)	$233,349	$253,419
Commercial aerospace	1,583	27,509	25,926
Natural resources	(7,822)	16,474	24,296
Industrial	(2,200)	14,787	16,987
Medical and other	7,911	23,786	15,875

Total	$(20,598)	$315,905	$336,503

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

	(In millions)
	September 28,	December 31,
	2013	2012
Total debt, including long-term portion	$343.2	$365.7

Weighted-average interest rate on debt	7.67%	7.82%

Term loan interest rate	4.75%	5.50%

Cash and cash equivalents	$32.6	$46.5

Unused revolving credit facility	$58.4	$58.4

In the third quarter of 2013, we made a voluntary principal prepayment of $7.5 million on our term loan, bringing the total such payments in 2013 to $22.5 million. We expect to pay down up to $30 million on the term loan in 2013.

The revolving credit facility and term loan covenants require EBITDA of more than $50.0 million and a maximum leverage ratio under certain circumstances, as well as annual limitations on capital expenditures and limitations on future disposition of property, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness. At September 28, 2013, we were in compliance with all covenants. At September 28, 2013, there were no amounts outstanding that would have triggered the leverage ratio covenant.

On October 18, 2013, we executed an amendment to our Credit Agreement dated June 11, 2011, which increases the maximum leverage ratio, as defined, by 0.75 in all future periods.

We expect to spend a total of approximately $11 million in 2013, compared to $16 million in 2012, for capital expenditures mainly for investment in tooling to support new contract awards at DAS and DLT, financed by cash generated from operations.

We continue to depend on operating cash flow and the availability of our revolving credit facility to provide short-term liquidity. Cash generated from operations and bank borrowing capacity is expected to provide sufficient liquidity to meet our obligations during the next twelve months.

Cash Flow Summary

Net cash provided by operating activities for the first nine months of 2013 and 2012 was $14.5 million and $11.4 million, respectively. The higher cash provided by operating activities in the first nine months of 2013 reflects improved working capital management, partially offset by utilization in 2012 of income tax prepayments from 2011.

Net cash used in investing activities of $7.2 million for the first nine months of 2013 included capital expenditures, principally to support new contract awards at DAS and DLT.

Net cash used in financing activities for the first nine months of 2013 of $21.2 million included $22.5 million of voluntary principal prepayments on our term loan, offset by $1.2 million from stock option exercises.

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

Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt that is subject to variable interest rates. At September 28, 2013, we had borrowings of $140.1 million under our term loan, with an interest rate of 4.75%.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 28, 2013