Form 10-K
period 2013-12-31
DUCOMMUN INC /DE/
filed 2014-02-27
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-8174
 _________________________________________________________
DUCOMMUN INCORPORATED
(Exact name of registrant as specified in its charter)
 _________________________________________________________

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
None
(Title of class)
 _________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 29, 2013 was approximately $215 million.
The number of shares of common stock outstanding on January 31, 2014 was 10,837,654.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference:
(a) Proxy Statement for the 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”), incorporated partially in Part III hereof.

DUCOMMUN INCORPORATED

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on the beliefs and assumptions of our management. Generally, forward-looking statements include information concerning our possible or assumed future actions, events or results of operations. Forward-looking statements specifically include, without limitation, the information in this Form 10-K regarding: future sales, earnings, cash flow, uses of cash and other measures of financial performance, projections or expectations for future operations, our plans with respect to completed acquisitions, future acquisitions and dispositions and expected business opportunities that may be available to us.
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
The information in this Form 10-K is not a complete description of our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Risk Factors” and the following:

•	our ability to manage and otherwise comply with our covenants with respect to our outstanding indebtedness;

•	our ability to service our indebtedness;

•	the cyclicality of our end-use markets and the level of new commercial and military aircraft orders;

•	industry and customer concentration;

•	production rates for various commercial and military aircraft programs;

•	the level of U.S. Government defense spending, including the impact of sequestration;

•	compliance with applicable regulatory requirements and changes in regulatory requirements, including regulatory requirements applicable to government contracts and sub-contracts;

•	further consolidation of customers and suppliers in our markets;

•	product performance and delivery;

•	start-up costs, manufacturing inefficiencies and possible overruns on contracts;

•	increased design, product development, manufacturing, supply chain and other risks and uncertainties associated with our growth strategy to become a Tier 2 supplier of higher-level assemblies;

•	our ability to manage the risks associated with international operations and sales;

•	possible goodwill and other asset impairments;

•	economic and geopolitical developments and conditions;

•	unfavorable developments in the global credit markets;

•	our ability to operate within highly competitive markets;

•	technology changes and evolving industry and regulatory standards;

•	the risk of environmental liabilities; and

•	litigation with respect to us.

We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this Form 10-K. We do not undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes.

PART I
ITEM 1. BUSINESS
GENERAL
Ducommun Incorporated (“Ducommun”, “the Company”, “we”, “us” or “our”) is a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace, defense, industrial, natural resources, medical and other industries. Ducommun differentiates itself as a full-service solution-based provider, offering a wide range of value-added products and services in our primary businesses of electronics, structures and integrated solutions. We operate through two primary business units: Ducommun LaBarge Technologies and Ducommun AeroStructures. We are the successor to a business that was founded in California in 1849 and reincorporated in Delaware in 1970.
ACQUISITIONS
Acquisitions have been an important element of our growth strategy. We have supplemented our organic growth by identifying, acquiring and integrating acquisition opportunities that result in broader, more sophisticated product and service offerings while diversifying and expanding our customer base and markets.
In June 2011, we acquired all of the outstanding stock of LaBarge Inc., (the “LaBarge Acquisition”), a provider of electronics manufacturing services to aerospace, defense and other diverse markets for $325.3 million (net of cash acquired and acquisition costs), funded by internally generated cash, senior unsecured notes and a senior secured term loan totaling $390.0 million. For further information, see “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 2. Acquisitions.”
As a result of the LaBarge Acquisition, we believe we are well positioned to benefit from customers increasingly outsourcing their integrated electronic content on their platforms and consolidating their supplier base to companies with expanded capabilities.
PRODUCTS AND SERVICES
Business Segment Information
We operate through two primary strategic businesses, Ducommun LaBarge Technologies (“DLT”) and Ducommun Aerostructures (“DAS”), each of which is a reportable operating segment. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. DLT designs, engineers and manufactures high-reliability products used in worldwide technology-driven markets including aerospace, defense, natural resources, industrial and medical and other end-use markets. DLT’s product offerings range from prototype development to complex assemblies as discussed in more detail below. DAS designs, engineers and manufactures large, complex contoured aerospace structural components and assemblies and supplies composite and metal bonded structures and assemblies. DAS’s products are used on commercial aircraft, military fixed-wing aircraft and military and commercial rotary-wing aircraft.
Ducommun LaBarge Technologies (DLT)
DLT has three major product offerings in electronics manufacturing for diverse, high-reliability applications: complex cable assemblies and interconnect systems, printed circuit board assemblies, and higher-level electronic, electromechanical and mechanical assemblies. Components and assemblies are provided principally for domestic and foreign commercial and military fixed-wing aircraft, military and commercial helicopters and space programs. In addition, we provide selected non-aerospace high-reliability applications for the industrial automation, natural resources (mine automation and drilling), and medical device end-use markets. We build custom, high-performance electronics and electromechanical systems. Our products include sophisticated radar enclosures, aircraft avionics racks and shipboard communications and control enclosures, printed circuit board assemblies, cable assemblies, wire harnesses, and interconnect systems and other high-level complex assemblies. DLT utilizes a highly-integrated production process, including manufacturing, engineering, fabrication, machining, assembly, electronic integration, and related processes. Engineering, technical and program management services, including design, development, and integration and testing of circuit card assemblies and cable assemblies, are provided to a wide range of customers.

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
Ducommun AeroStructures (DAS)
DAS has three major product offerings to support a global customer base: commercial aircraft, military fixed-wing aircraft, and military and commercial helicopters. Our applications include structural components, structural assemblies and bonded (metal and composite) components. In the structural components products, DAS designs, engineers, and manufactures large complex contoured aluminum, titanium and Inconel® aerostructure components for the aerospace industry. Structural assemblies products include winglets and fuselage structural panels for aircraft. Metal and composite bonded structures and assemblies products include aircraft wing spoilers, large fuselage skins, helicopter rotor blades and components, flight control surfaces and engine components. To support these products, DAS maintains advanced machine milling, stretch-forming, hot-forming, metal bonding, composite layup, and chemical milling capabilities and has an extensive engineering capability to support both design and manufacturing.
AEROSPACE AND DEFENSE END-USE MARKETS OVERVIEW
Our largest end-use markets are the aerospace and defense markets and our sales to these markets represent approximately 83% of Company revenue in 2013. These markets are serviced by suppliers which are stratified, from the lowest value provided to the highest, into four tiers; Tier 3, Tier 2, Tier 1 and original equipment manufacturers (“OEMs”). The OEMs provide the highest value and are also known as prime contractors or primes. We derive a significant portion of our revenue from subcontracts with OEMs. As the prime contractor for various programs and platforms, the OEMs sell to their customers, who may include, depending upon the application, the U.S. Federal Government, foreign, state and local governments, global commercial airline carriers, regional jet carriers and various other customers. The OEMs also sell to global leasing companies that lease commercial aircraft. A significant portion of our revenue is earned from subcontracts with the primes. Tier 3 suppliers principally provide components or detailed parts. Tier 2 suppliers provide more complex, value-added parts and may also assume more design risk, manufacturing risk, supply chain risk and project management risk than Tier 3 suppliers. Tier 1 suppliers manufacture aircraft sections and purchase assemblies. We compete primarily with Tier 2 and Tier 3 suppliers. Our business growth strategy is to differentiate ourselves from competitors by providing more complex assemblies to our customers as a Tier 2 supplier.
Commercial Aerospace End-Use Market
The commercial aerospace end-use market is highly cyclical and is impacted by the level of global air passenger traffic in general, which in turn is influenced by global economic conditions, fleet fuel and maintenance costs and geopolitical developments. Sales into the commercial aerospace end-use market represented 29% of our 2013 revenue.
Growth in gross domestic product is a contributor to global air passenger traffic expansion. Emerging economies in Asia, the Middle East and Latin America, where gross domestic product per capita expands at a faster rate than the developed markets, are contributing to the growth rate for new commercial aircraft. The demand for air travel is also expected to be influenced by a cyclical rebound and improvement in the economies of the more mature markets of Europe and North America.
Fuel performance is an increasingly important component of commercial airlines’ profitability and is driving demand for newer, more fuel efficient engine designs. Market acceptance is growing for these types of more fuel efficient aircraft from The Boeing Company (“Boeing”) and Airbus Group, formerly known as the European Aeronautic, Defense & Space Company (“EADS”), through their wholly owned subsidiary Airbus (“Airbus”). Replacement of aging fleets due to increasing costs of maintenance or obsolescence and availability of newer, more efficient aircraft also influences commercial aircraft build rates to a lesser degree.
The availability of internal or external funding impacts commercial aircraft build rates. Failure of our customers to obtain financing may result in cancellation or deferral of orders.
Industry projections estimate growth rates in air traffic in the mid-single digits and strength in commercial aerospace over the next few years. Boeing's projections in their 2013 Annual Report on Form 10-K filed with the SEC estimate a growth rate of 5% per year for passenger and cargo traffic, based on a projected average annual worldwide real economic growth rate of 3%, over the next twenty years in the commercial aircraft market. We believe we are well positioned given our product capabilities to participate in the steady projected growth rate for commercial air traffic and build rates for large commercial aircraft for the airframe manufacturing industry.
Defense End-Use Market
Our defense end-use market includes products used in military and space, including technologies and structures applications. The defense end-use market is highly cyclical and is impacted by the level of government defense spending. Government defense spending is impacted by national defense policies and priorities, political climates, fiscal budgetary constraints, U.S. Federal budget deficits, projected economic growth and the level of global military or security threats, or other conflicts. Sales into the military and space end-use market represented approximately 54% of our revenue during 2013.
In August 2011, the Budget Control Act of 2011, later amended by the American Taxpayer Relief Act of 2012 (the “Act”) reduced the U.S. defense budget by approximately $490 billion through 2021. The Act further reduced the U.S. defense budget by an additional $500 billion through 2021, under a provision of the Act called sequestration, if the Joint Select Committee did not enact $1.2 trillion in budget reductions and, on March 1, 2013, sequestration was implemented for the U.S. Government's fiscal year 2013. The Office of Management and Budget (the “OMB”) issued a report to Congress on March 1, 2013 which calculated that sequestration would result in an approximately 8% reduction in fiscal year 2013 non-exempt defense discretionary funding and an approximately 5% reduction in non-exempt nondefense discretionary funding. On August 20, 2013, the OMB issued a Sequestration Update Report for fiscal year 2014 identifying enforcement of The Act's discretionary spending caps. Under these caps, the U.S. Department of Defense (the “U.S. DoD”) will be subject to approximately $52 billion in reductions from the totals contained in the President's fiscal year 2014 budget proposal. The final fiscal year 2014 U.S. DoD base budget (excluding funding for operations in Afghanistan) appropriation enacted into law in January 2014 is approximately $497 billion, which is similar to the level of funding for the U.S. DoD in fiscal year 2013 after sequestration and fiscal year 2015 is expected to be funded at a similar level. Under the current terms of the Act, future funding reductions would result in a total of approximately $300 billion in reduced U.S. DoD funding over the fiscal year 2016 - fiscal year 2021 period. Unless Congress and the Administration agree to further amend or revoke the Act, the U.S. DoD will be required to operate under the Act’s sequestration levels for the foreseeable future. The lack of agreement between Congress and the Administration to end sequestration and the OMB reports indicate that there are likely to be reductions to our military and space end-use market revenue.
Although the implications of sequestration are lower overall levels of defense spending, the outlook for missile defense spending will remain stable for the next five years. Further, despite some program cancellations, new funds have been requested by the U.S. DoD to improve missile defense capabilities and accelerate the deployment of additional interceptors toward the Asian theater. We believe Raytheon Company (“Raytheon”), our second largest customer, may be one of the major providers of these systems. We believe we are well positioned to participate in additional spending for missile defense.
Although we are not yet able to determine how sequestration will impact our specific programs and contracts, we expect the reduced fiscal year 2014 U.S. DoD budgeted spending will result in lower or delayed awards on some of our programs. Reductions, cancellations or delays impacting existing contracts or programs could have a material effect on our financial results. We derive a significant portion of our business from customers whose principal sales are to the U.S. Government and from direct sales by us to the U.S. Government. For additional information related to our sales from customers whose principal sales are to the U.S. Government and our direct sales to the U.S. Government, see Part II, Item 1A, "Risk Factors" of this Form 10-K.
NON-AEROSPACE AND DEFENSE END-USE MARKETS OVERVIEW
Our non-aerospace and defense end-use markets, (natural resources, industrial and medical and other) are diverse and are impacted by the customers’ needs for increasing electronic content and a desire to outsource. Factors expected to impact these markets include capital and industrial goods spending, the number of oil-rigs operating and the level of natural gas exploration in North America and general economic conditions. Our products are used in industrial test systems, energy exploration systems, semiconductor fabrication units, glass electronic manufacturing systems, mine automation and control systems, patient monitoring devices, respiratory care devices, biodecontamination equipment and other technology-driven products. Sales into the non-aerospace and dense end-use markets were approximately 17% of our revenue during 2013.
We believe that in 2013, our business in these markets have stabilized and we are well positioned for when the markets recover.
SALES AND MARKETING
Our commercial sales depend substantially on airframe manufacturers’ production rates of new aircraft. Deliveries of new aircraft by airframe manufacturers are dependent on the financial capacity of its customers, primarily airlines and leasing companies, to purchase the aircraft. Sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. Our sales for commercial aircraft programs also could be affected by changes in our customers’ inventory levels and changes in our customers’ aircraft production build rates. In recent years, both major large aircraft manufacturers, Boeing and Airbus, have announced higher build rates from increases in production of existing programs, including more fully-developed models, and by the introduction of new platforms.
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
Our sales into the industrial, natural resources and medical and other commercial markets are customer focused in the various markets and driven primarily by capital spending and manufacturing outsourcing demands.
We continue to broaden and diversify our customer base in the end-use markets we serve by providing innovative product and service solutions drawing on our core competencies, experience and technical expertise. Net sales related to military and space (defense technologies and defense structures), commercial aerospace, and non-aerospace and defense end-use markets in 2013 and 2012 were as follows:
Many of our contracts are fixed price contracts subject to termination at the convenience of the customer (as well as for default). In the event of termination for convenience, the customer generally is required to pay the costs we have incurred and certain other fees through the date of termination. Larger, long-term government subcontracts may have provisions for milestone payments, progress payments or cash advances for purchase of inventory.
We seek to develop strong, long-term relationships with our customers, which provide the basis for future sales. These close relationships allow us to better understand each customer’s business needs and identify ways to provide greater value to the customer.
SEASONALITY
The timing of our revenue is governed by the purchasing patterns of our customers, and, as a result, we may not generate revenue equally during the year. However, no material portion of our business is considered to be seasonal.
MAJOR CUSTOMERS
We currently generate the majority of our revenue from the aerospace and defense industries. As a result, we have significant sales to certain customers. Boeing and Raytheon each were approximately ten percent or greater of our 2013 revenue. Sales to our top ten customers, including Boeing and Raytheon, were approximately 57% of our 2013 revenue. Net sales by major customer for 2013 and 2012 were as follows:

Net sales to our customers, except the U.S. Government, are diversified over a number of different military and space, commercial aerospace, natural resources, industrial, medical and other products. For additional information on sales to major customers, see “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 15. Major Customers and Concentrations of Credit Risk.”
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
BACKLOG
Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net sales. As a result, trends in our overall level of backlog may not be indicative of trends in our future sales. Backlog was $620.0 million at December 31, 2013, compared to $656.6 million at December 31, 2012. The decrease in backlog was primarily in the defense technologies end-use markets. Approximately $496.0 million of total backlog is expected to be delivered during 2014.

ENVIRONMENTAL MATTERS
Our business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transport and disposal of hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that threaten to release, or have been released to the environment, and they require us to obtain and maintain licenses and permits in connection with our operations. We may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on us. We anticipate that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain our environmental compliance efforts, however, we do not expect such expenditures to be material in 2014 and the foreseeable future.
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
EMPLOYEES
As of December 31, 2013, we employed approximately 3,264 people, of which approximately 456 are subject to collective bargaining agreements expiring on July 1, 2015 and January 1, 2016. We believe our relations with our employees are good. Additional information regarding certain risks related to our employees is included in “Item 1A. Risk Factors.”
AVAILABLE INFORMATION
General information about Ducommun can be obtained from our website address at www.ducommun.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, if any, are available free of charge on our website as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information included in our website is not incorporated by reference in this Annual Report on Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Ducommun.

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
RISKS RELATED TO OUR CAPITAL STRUCTURE
Our indebtedness could limit our financing options, adversely affect our financial condition, and prevent us from fulfilling our debt obligations.
At December 31, 2013, we had $332.7 million of outstanding long-term debt, consisting primarily of $200.0 million of senior unsecured notes (the “Notes”) and $132.6 million under our senior secured term loan (the “Term Loan”). As as a result, we currently have a relatively higher level of indebtedness than industry participants. The debt was the direct result of our LaBarge Acquisition.
In 2012, we began steps to reduce our debt by making $25.0 million of voluntary principal prepayments on the Term Loan. In 2013, we paid an additional $30.0 million of voluntary principal prepayments on our Term Loan. We expect to make approximately $25.0 million to $30.0 million of additional voluntary principal prepayments in 2014. We believe that these prepayments will help facilitate future refinancing in 2015. Our ability to complete a debt refinancing in 2015 may be limited, as discussed below in this risk factor. We may have to undertake alternative financing plans, such as selling assets; reducing or delaying scheduled expansions and/or capital investments; or seeking various forms of capital. Our ability to complete alternative financing plans may be affected by circumstances and economic events outside of our control. We cannot be assured that we would be able to refinance our debt or enter into alternative financing plans in adequate amounts on commercially reasonable terms, terms acceptable to us or at all, or that such plans guarantee that we would be able to meet our debt obligations.
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
Our ability to make payments on and to refinance our debt and to fund planned capital expenditures and working capital needs, will depend upon our ability to generate significant cash in the future. Our ability to generate cash is subject to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.
The $200.0 million Notes bear interest of 9.75% per annum, payable semi-annually. At December 31, 2013, the outstanding balance on the Term Loan was $132.6 million with an interest rate of 4.75%, consisting of a London Interbank Offered Rate (“LIBOR”) interest rate floor of 1.00%, plus a margin of 3.75%, with interest paid quarterly. In 2013, we successfully repriced our Term Loan by 0.75%, resulting in the current lower rate. Should interest rates increase above the interest rate floor of 1.00%, our debt service cost will increase. Any inability to generate sufficient cash flow could have a material adverse effect on our financial condition or results of operations.
While we expect to meet all of our financial obligations, we cannot assure you that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. In conjunction with the issuance of the Term Loan in 2011, we obtained a $60.0 million Revolving Credit Facility (“Revolving Credit Facility”), (collectively the “Credit Facilities”). We cannot be assured that future borrowings will be available under the Revolving Credit Facility, in an amount sufficient to enable us to pay our debt or fund our other liquidity needs, if at all.
We require a considerable amount of cash to fund our anticipated voluntary principal prepayments on our Term Loan.
Our ability to continue to reduce our Term Loan by approximately $25.0 million to $30.0 million in 2014 through voluntary principal prepayments will be a contributing factor to our ability to refinance our debt in 2015. Our ability to make such prepayments will depend upon our ability to generate significant cash in the future. We cannot be assured that our business will generate sufficient cash flow from operations to fund any such prepayments.
The covenants in the credit agreement to our Credit Facilities and the indenture governing the Notes impose restrictions that may limit our operating and financial flexibility and may limit our ability to make payments on the Notes.
In the event that a certain minimum amount is borrowed and outstanding under our Revolving Credit Facility, for so long as any such amount is outstanding, we will be required to comply with a leverage covenant, as defined in the credit agreement. Furthermore, our consolidated earnings before interest, taxes and depreciation and amortization (“EBITDA”), as defined by the credit agreement to our Credit Facilities, as of the end of any fiscal quarter on a trailing four-quarter basis, is not permitted to be less than $50.0 million. The leverage covenant decreases over the term of the Revolving Credit Facility, which will require us to generate either increasing cash flows or increasing EBITDA in the future. In October 2013, we completed an amendment to the credit agreement to our Credit Facilities which partially mitigated the impact of the leverage covenant by increasing the leverage ratio by 0.75 for all future periods. We believe the voluntary prepayments on the Term Loan will help reduce our leverage, as defined in the credit agreement.
At December 31, 2013, no amounts were outstanding under the Revolving Credit Facility which would have required us to comply with the leverage covenant. However, we would have been in compliance with such leverage covenant. At December 31, 2013, we were in compliance with the EBITDA covenant. There is no assurance that we will continue to be in compliance with the leverage covenant or the EBITDA covenant in future periods.
Our credit agreement to the Credit Facilities and the indenture governing the Notes contain a number of significant restrictions and covenants that limit our ability, among other things, to incur additional indebtedness, to create liens, to make certain payments, investments and capital expenditures, to pay dividends, to engage in transactions with affiliates, to sell certain assets or enter into mergers.
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
A breach of any covenant in credit agreement to the Credit Facilities or the agreements and indentures governing any other indebtedness that we may have outstanding from time to time, including the indenture governing the Notes, would result in a default under that agreement or indenture after any applicable grace periods. A default, if not waived, could result in acceleration of the debt outstanding under the agreement and in a default with respect to, and an acceleration of, the debt outstanding under other debt agreements. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. A default could permit our lenders to foreclose on any of our assets securing such debt. Even if new financing were available at that time, it may not be on terms or amounts that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, results of operations and financial condition could be materially and adversely affected.
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
Our amount of debt may require us to raise additional capital to fund operations.
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
We currently generate a majority of our revenue from customers in the aerospace and defense industry. Our business depends, in part, on the level of new military and commercial aircraft orders. As a result, we have significant sales to certain customers. Sales to Boeing comprise the majority of our commercial aerospace end-use market. A significant portion of our net sales in our military and space end-use markets are made under subcontracts with OEMs, under their prime contracts with the U. S. Government. We had significant sales to Raytheon in 2013 in our defense technologies end-use market.
Our customers may experience delays in the launch of new products, labor strikes, diminished liquidity or credit unavailability, weak demand for their products, or other difficulties in their business. In addition, sequestration is causing additional uncertainty in the placement of orders.
Our sales to our top ten customers, which represented 57% of our total 2013 sales, were diversified over a number of different military and space, commercial aerospace, natural resources, industrial, medical and other products. Any significant change in production rates by these customers would have a material effect on our results of operations and cash flows. There is no guarantee that our current significant customers will continue to buy products from us at current levels, and that we will retain any or all of our existing customers, or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers. This risk may be further complicated by pricing pressures, intense competition prevalent in our industry and other factors. A significant reduction in sales to any of our major customers, the loss of a major customer, or a default on a major customer on accounts receivable could have a material adverse impact on our financial results.
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
Further, certain U.S. Government programs in which we participate may extend for several years; however, these programs are typically funded annually. Changes in the government’s strategy and priorities may affect our existing programs and future opportunities. Our government contracts and related orders with the U.S. Government are subject to cancellation, or delay, if appropriations for subsequent performance periods are not made. The termination of funding for existing or new U.S. Government programs, or delays in payment, could have a material adverse effect on our financial results. Although we are not yet able to determine how sequestration will impact specific programs and contracts at Ducommun, we expect the reduced fiscal year 2014 U.S. Department of Defense budgeted spending will result in lower or delayed awards on some of our programs. Reductions, cancellations or delays impacting existing contracts or programs could have a material effect on our financial results.
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
Further consolidation in the aerospace industry could adversely affect our business and financial results.
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
We enter into contracts providing for a firm, fixed-price for the sale of some of our products regardless of the production costs incurred by us. In many cases, we make multi-year firm, fixed-price commitments to our customers, without assurance that our anticipated production costs will be achieved. Contract bidding and accounting require judgment relative to assessing risks, estimating contract net sales and costs, including estimating cost increases over time and efficiencies to be gained, and making assumptions for supplier sourcing and quality, manufacturing scheduling and technical issues over the life of the contract. Such assumptions can be particularly difficult to estimate for contracts with new customers. Our failure to accurately estimate these costs can result in reduced profits or incurred losses. Because of the significance of the judgments and estimates involved, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Therefore, any changes in our underlying assumptions, circumstances or estimates could have a material adverse effect on our financial results. In the fourth quarter of 2013, we recorded a charge in the DAS segment for the estimated cost to complete of $5.2 million, consisting of $3.9 million for the Embraer Legacy 450/500 aircraft contracts, and $1.3 million for the Boeing 777 wing tip contract. The charges result from difficulties in achieving previously anticipated cost reductions, including delays in transferring work to our lower-cost Guaymas, Mexico facility. The charge for the Embraer Legacy 450/500 contracts also reflects estimated cost overruns for customer driven changes on both the development and production phases of the contracts, for which we have asserted claims with Embraer. See “Part II, Item 7—Management’s

Discussion and Analysis—Critical Accounting Policies—Revenue Recognition and Provision for Estimated Losses on Contracts for further information.”
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
Goodwill and/or other assets could be impaired in the future, which could result in substantial charges.
Goodwill is tested for impairment on an annual basis as of December 31 or more frequently if events or circumstances occur which could indicate potential impairment. We also test intangible assets with indefinite life periods for potential impairment annually and on an interim basis if there are indicators of potential impairment. We evaluate amortizable intangible assets, fixed assets, and production cost of contracts for impairment if there are indicators of a possible impairment. In assessing the recoverability of goodwill, management is required to make certain critical estimates and assumptions. These estimates and assumptions include projected sales levels, including addition of new customers, programs or platforms and increased content on existing programs or platforms, improvements in manufacturing efficiency, and reductions in operating costs. Due to many variables inherent in the estimation of a business’s fair value and the relative size of our recorded goodwill, differences in estimates and assumptions may have a material effect on the results of our impairment analysis. If any of these or other estimates and assumptions are not realized in the future, or if market multiples decline, we may be required to record an additional impairment charge for goodwill. Impairment charges may be incurred against other intangible assets or long-term assets if asset utilization declines, customer demand declines or other circumstances indicate that the asset carrying value may not be recoverable. In the fourth quarter of 2013 we recorded a pre-tax asset impairment charge of $7.0 million to production cost of contracts for the Embraer Legacy 450/500 and Boeing 777 wing tip contracts. Ducommon's production cost of contracts as of December 31, 2013 was $11.6 million or 1.5% of total assets. For the years ended December 31, 2013 and 2012, we did not record a goodwill impairment charge. For the year ended December 31, 2011, we recorded a pre-tax non-cash goodwill impairment charge of $54.3 million. Ducommun’s goodwill and other intangible assets as of December 31, 2013 were $327.4 million, or 42.8% of total assets. See “Part II, Item 7—Management’s Discussion and Analysis—Critical Accounting Policies—Goodwill and Production Cost of Contracts” for further information.
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
Several of our major customers have completed extensive cost containment efforts and we expect continued pricing pressures in 2014 and beyond. Competitive pricing pressures may have an adverse effect on our financial condition and operating results. Further, there can be no assurance that competition from existing or potential competitors in other segments of our business will not have a material adverse effect on our financial results. If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.
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
Certain of our manufacturing facilities and offices are leased and have lease terms that expire between 2014 and 2020. The majority of these leases provide renewal options at the fair market rental rate at the time of renewal, which, if renewed, could be significantly higher than our current rental rates. We may be unable to offset these cost increases by charging more for our products and services. Furthermore, continued economic conditions may continue to negatively impact and create greater pressure in the commercial real estate market, causing higher incidences of landlord default and/or lender foreclosure of properties, including properties occupied by us. While we maintain certain non-disturbance rights in most cases, it is not certain that such rights will in all cases be upheld and our continued right of occupancy in such instances is potentially jeopardized. An occurrence of any of these events could have a material adverse effect on our financial results.
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
We have operations located in regions of the U.S. that may be exposed to damaging storms, earthquakes and other natural disasters. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance, we do not carry any earthquake insurance because of the cost of such insurance. Many of our properties are located in Southern California, an area subject to earthquake activity. Our California facilities generated approximately $256.0 million in net sales during 2013. Even if covered by insurance, any significant damage or destruction of our facilities due to storms, earthquakes or other natural disasters could result in our inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to us. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations.

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
As of December 31, 2013, we employed approximately 3,264 people. Two of our operating units are parties to collective bargaining agreements, covering 236 full time hourly employees and 220 employees, and will expire July 1, 2015 and January 1, 2016, respectively. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, if we are unable to negotiate acceptable collective bargaining agreements with the unions or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.
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
The Dodd-Frank Act contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo and adjoining countries that are believed to be benefitting armed groups (“Conflict Minerals”). The provision does not prevent companies from using conflict minerals; however the SEC mandates due diligence, disclosure and reporting requirements for companies which manufacture products that include components containing such conflict minerals. These due diligence, disclosure and reporting requirements apply to our activities in calendar year 2013 and our first annual filing is due by May 31, 2014. These regulations could result in our customers' request to not use Conflict Minerals in our products they purchase from us. The number of suppliers who provide conflict-free minerals may be limited and thus, decrease the availability and increase the prices of components free of such Conflict Minerals used in our products. In addition, the compliance process will be both time-consuming and costly. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through our due diligence procedures, which may harm our reputation with our customers and other stakeholders. In addition, we may be unable to satisfy customers who require that all components included in our products be conflict-free, which could place us at a competitive disadvantage.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We occupy approximately 33 owned or leased facilities, totaling over 2.2 million square feet of manufacturing area and office space. At December 31, 2013, facilities which were in excess of 50,000 square feet each were occupied as follows:

Location	Segment	Square Feet	Expiration of Lease
Carson, California	Ducommun AeroStructures	286,000	Owned
Monrovia, California	Ducommun AeroStructures	274,000	Owned
Pittsburgh, Pennsylvania	Ducommun LaBarge Technologies	165,382	2017
Parsons, Kansas	Ducommun AeroStructures	120,000	Owned
Carson, California	Ducommun LaBarge Technologies	117,000	2016
Phoenix, Arizona	Ducommun LaBarge Technologies	100,000	2017
Joplin, Missouri	Ducommun LaBarge Technologies	92,000	2016
Appleton, Wisconsin	Ducommun LaBarge Technologies	76,728	Owned
Orange, California	Ducommun AeroStructures	76,000	Owned
El Mirage, California	Ducommun AeroStructures	74,000	Owned
Huntsville, Arkansas	Ducommun LaBarge Technologies	69,000	2020
Iuka, Mississippi	Ducommun LaBarge Technologies	66,000	2014
Carson, California	Ducommun AeroStructures	65,000	2014
Coxsackie, New York	Ducommun AeroStructures	65,000	2015
Joplin, Missouri	Ducommun LaBarge Technologies	55,000	Owned
Tulsa, Oklahoma	Ducommun LaBarge Technologies	55,000	Owned
Huntsville, Alabama	Ducommun LaBarge Technologies	52,000	2015
Berryville, Arkansas	Ducommun LaBarge Technologies	52,000	Owned
Management believes these properties are adequate to meet our current requirements, are in good condition and are suitable for their present use.

ITEM 3. LEGAL PROCEEDINGS
For a description of our legal proceedings, see “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 14. Contingencies.”

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol DCO. On December 31, 2013, we had 234 holders of record of common stock. We have not paid any dividends since the first quarter of 2011 and we do not expect to pay dividends for the foreseeable future. See "Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources—Available Liquidity" for further discussion on dividend restrictions under our Credit Facility. The following table sets forth the high and low prices per share for our common stock as reported on the New York Stock Exchange for the fiscal periods indicated:

	Years Ended December 31,
	2013		2012
	High	Low	High	Low
First Quarter	$22.60	$14.32	$15.89	$11.86
Second Quarter	26.71	17.79	12.44	7.71
Third Quarter	29.37	20.40	15.40	9.63
Fourth Quarter	30.98	24.17	17.09	12.86
See “Part III, Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” for information relating to shares to be issued under equity compensation plans.
Issuer Purchases of Equity Securities
In 2011, we terminated our stock repurchase program.

Performance Graph
The following graph compares the yearly percentage change in our cumulative total shareholder return with the cumulative total return of the Russell 2000 Index and the Spade Defense Index for the periods indicated, assuming the reinvestment of any dividends. The graph is not necessarily indicative of future price performance:

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2013
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2008
2009
2010
2011
2012
2013

	2008	2009	2010	2011	2012	2013
Ducommun Inc.	100.00	114.05	134.99	79.31	100.58	185.43
Russell 2000 Index	100.00	127.17	161.33	154.60	179.88	249.71
Spade Defense Index	100.00	121.71	133.42	129.75	150.90	223.74

ITEM 6. SELECTED FINANCIAL DATA

	(In thousands, except per share amounts) Years Ended December 31,
	2013(a)	2012	2011(b)(c)	2010	2009(b)
Net Sales	$736,650	$747,037	$580,914	$408,406	$430,748
Gross Profit as a Percentage of Net Sales	16.6%	18.9%	18.2%	19.6%	18.3%
Income (Loss) Before Taxes	7,650	22,015	(52,325)	24,663	13,760
Income Tax (Benefit) Expense	(1,693)	5,578	(4,742)	4,855	3,577
Net Income (Loss)	$9,343	$16,437	$(47,583)	$19,808	$10,183
Per Common Share
Basic earnings (loss) per share	$0.87	$1.55	$(4.52)	$1.89	$0.97
Diluted earnings (loss) per share	$0.86	$1.55	$(4.52)	1.87	0.97
Dividends per share (d)	—	—	0.07	0.30	0.30
Working Capital	$227,175	$223,782	$224,333	$90,106	$85,825
Total Assets	764,199	780,089	808,087	345,452	353,909
Long-Term Debt, Including Current Portion	332,702	365,744	392,240	3,280	28,252
Total Shareholders’ Equity	239,694	222,675	204,284	254,185	233,886

(a)
The results for 2013 include $14.1 million in charges related to the Embraer Legacy 450/500 and Boeing 777 wing tip contracts and was comprised of $7.0 million of asset impairment charges for production cost of contracts; $5.2 million of forward loss reserves and $1.9 million of inventory write-offs.

(b)
The results for 2011 and 2009 include goodwill impairment charges of $54.3 million and $12.9 million, respectively, resulting from our annual impairment testing. The results for 2011 also included $2.4 million of inventory step-up adjustments in cost of sales and $16.1 million of merger-related transaction expenses.

(c)	In June 2011, we acquired LaBarge Inc., which is now a part of our DLT operating segment. The acquisition was accounted for as a business combination.

(d)	We suspended payments of dividends after the first quarter of 2011.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Ducommun Incorporated (“Ducommun”, “the Company”, “we”, “us” or “our”) is a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace, defense, industrial, natural resources, medical and other industries. Ducommun differentiates itself as a full-service solution-based provider, offering a wide range of value-added products and services in our primary businesses of electronics, structures and integrated solutions. We operate through two primary business units: Ducommun LaBarge Technologies (“DLT”) and Ducommun AeroStructures (“DAS”).
During 2013, we made significant progress in our plan to de-lever the balance sheet, reduce interest expense and further our ability to refinance our debt in 2015. While 2013 saw growth in our commercial aerospace and defense electronics revenue, it was more than offset by the continued weakness in the non-aerospace and defense revenue. Revenue and backlog for our commercial aerospace business remains strong, reflecting increased build rates.
Highlights for the year ended December 31, 2013 were as follows:

•	Cash generated from operating activities was $46.0 million;

•	We made voluntary principal prepayments of $30.0 million on the term loan and also paid off a $3 million promissory note, reducing total debt by $33 million.

•	Firm backlog at the end of 2013 was $620.0 million.
For the year ended December 31, 2013, EBITDA was $68.5 million and Adjusted EBITDA was $75.5 million. See Non-GAAP Financial Measures below for certain information regarding EBITDA and Adjusted EBITDA, including reconciliations of EBITDA and Adjusted EBITDA to net income.
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

•	Help investors to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating performance; and

•	Are used by our management team for various other purposes in presentations to our Board of Directors as a basis for strategic planning and forecasting.
The following financial items have been added back to our net income when calculating EBITDA and Adjusted EBITDA:

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Asset impairments (including Goodwill) may be useful to our investors because it generally represents a decline in value in our assets used in our operations;

•	Merger–related expenses may be useful to investors for determining current cash flow;

•	Interest expense may be useful to investors for determining current cash flow; and

•
Income tax expense may be useful to investors because it represents the taxes which may be payable for the period and the change in deferred taxes during the period, and may reduce cash flow available for use in our business.

Reconciliations of net income (loss) to EBITDA and Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net sales were as follows:

	(In thousands) Years Ended December 31,
	2013	2012	2011
Net income (loss)	$9,343	$16,437	$(47,583)
Depreciation and amortization (1)	30,926	29,413	21,458
Interest expense (2)	29,918	32,798	18,198
Income tax expense (benefit)	(1,693)	5,578	(4,742)
EBITDA	$68,494	$84,226	$(12,669)
Asset impairment (3)	6,975	—	—
Merger-related expenses (4)	—	702	16,137
Goodwill impairment (5)	—	—	54,273
	6,975	702	70,410
Adjusted EBITDA	$75,469	$84,928	$57,741
% of net sales	10.2%	11.4%	9.9%

(1)	2011 includes the partial-year amortization of intangibles and depreciation expense related to the LaBarge Acquisition.

(2)	2011 includes the partial-year interest expense on outstanding debt balances and amortization of deferred financing costs related to the LaBarge Acquisition.

(3)	2013 includes asset impairment charges for the Embraer Legacy 450/500 contracts and Boeing 777 wing tip contract.

(4)	2012 and 2011 include merger-related transaction costs and change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge Acquisition.

(5)	2011 includes goodwill impairment charges related to the LaBarge Acquisition.
Adjusted EBITDA decreased in 2013 compared to 2012 primarily due to decreased net sales, mainly in non-aerospace and defense end-use markets, fourth quarter charges of $14.1 million for the Embraer Legacy 450/500 and Boeing 777 wing tip contracts, and higher inventory reserve charges.
Adjusted EBITDA increased in 2012 over 2011 primarily due to higher net income including the full-year effect of increased revenues and operating expenses, including higher depreciation and amortization expenses, and higher interest expense related to the LaBarge Acquisition.

RESULTS OF OPERATIONS
2013 Compared to 2012
The following table sets forth net sales, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Years Ended December 31,
	2013	% of Net Sales	2012	% of Net Sales
Net Sales	$736,650	100.0%	$747,037	100.0%
Cost of Goods
Cost of Goods Sold	602,024	81.7%	605,585	81.1%
Forward Loss Reserves	5,234	0.7%	—	—%
Asset Impairments	6,975	1.0%	—	—%
Total Cost of Goods	614,233	83.4%	605,585	81.1%
Gross Profit	122,417	16.6%	141,452	18.9%
Selling, General and Administrative Expenses	84,849	11.5%	86,639	11.6%
Interest Expense	29,918	4.1%	32,798	4.4%
Income Before Taxes	7,650	1.0%	22,015	2.9%
Income Tax (Benefit) Expense	(1,693)	nm	5,578	nm
Net Income	$9,343	1.3%	$16,437	2.2%

Effective Tax (Benefit) Rate	(22.1)%	nm	25.3%	nm
Diluted Earnings Per Share	$0.86	nm	$1.55	nm
nm = not meaningful

Net Sales by End-Use Market and Operating Segment
Net sales by end-use market and operating segment during 2013 and 2012, respectively, were as follows:

		(In thousands) Years Ended December 31,		% of Net Sales
	Change	2013	2012	2013	2012
Consolidated Ducommun
Military and space
Defense technologies	$19,580	$260,566	$240,986	35%	32%
Defense structures	(2,340)	137,095	139,435	19%	19%
Commercial aerospace	9,427	213,254	203,827	29%	27%
Natural resources	(19,348)	39,124	58,472	5%	8%
Industrial	(15,759)	46,636	62,395	6%	8%
Medical and other	(1,947)	39,975	41,922	6%	6%
Total	$(10,387)	$736,650	$747,037	100%	100%

DAS
Military and space (defense structures)	$(2,340)	$137,095	$139,435	43%	45%
Commercial aerospace	7,590	178,137	170,547	57%	55%
Total	$5,250	$315,232	$309,982	100%	100%

DLT
Military and space (defense technologies)	$19,580	$260,566	$240,986	62%	55%
Commercial aerospace	1,837	35,117	33,280	8%	8%
Natural resources	(19,348)	39,124	58,472	9%	13%
Industrial	(15,759)	46,636	62,395	11%	14%
Medical and other	(1,947)	39,975	41,922	10%	10%
Total	$(15,637)	$421,418	$437,055	100%	100%
Net sales for 2013 reflected the growth in the aerospace and defense end-use markets, which were more than offset by lower sales in the non-aerospace and defense end-use markets.
Net Sales to Major Customers
A significant portion of our sales are to our top ten customers. Sales to Boeing were approximately 18% and sales to Raytheon were approximately 10% of total sales for 2013. Sales decreased $10.4 million, or 1.4%, to $736.7 million for the fiscal year ended December 31, 2013 from $747.0 million for the fiscal year ended December 31, 2012. The lower sales were the result of lower sales in the non-aerospace and defense markets, which was partially offset by higher sales in commercial aerospace and defense technologies.
Cost of Sales and Gross Profit
Gross profit decreased in 2013 primarily due to lower net sales and fourth quarter charges of $14.1 million in the DAS operating segment. The fourth quarter charges were comprised of asset impairment charges on production costs of contracts of $5.7 million on the Embraer Legacy 450/500 contracts and $1.3 million on the Boeing 777 wing tip contract; forward loss reserves of $3.9 million on the Embraer Legacy 450/500 contracts and $1.3 million on the Boeing 777 wing tip contract; and inventory reserves of $1.9 million on the Embraer Legacy 450/500 contracts.
In addition, during our third quarter of 2013, we recorded a $1.1 million inventory reserve charge as we determined that approximately $1.1 million of inventory relating to prior periods had not been valued correctly at our DLT operating segment. We corrected these errors in the third quarter of 2013 and recorded a $1.1 million charge for inventory reserves for the DLT operating segment. The total of all these charges reduced total year 2013 gross margins by approximately two percent. Gross profit margins as a percentage of net sales decreased in 2013 primarily due to unfavorable product mix, the impact of lower net sales in the non-aerospace and defense end-use markets and the charges discussed above.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses decreased in 2013 primarily due to lower accrued compensation and benefits costs and partially offset by a charge of $0.6 million of expenses due to a workers’ compensation insurance payroll audit and $0.5 million of expenses related to the debt repricing, as discussed in Interest Expense below, and increased professional fees. SG&A expenses in 2012 included a charge of $0.4 million for engineering research and development costs that were capitalized in error in inventory in prior periods.
Interest Expense
Interest expense decreased in 2013 primarily due to lower outstanding debt balances during the year as a result of our voluntary prepayments and a lower interest rate on the Term Loan beginning in April 2013 as a result of our debt repricing. For further information, see “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 7. Long-Term Debt—Senior Secured Term Loan and Senior Secured Revolving Credit Facility (“Credit Facilities”) and Senior Notes.”
Income Tax Expense
We recorded an income tax benefit of $1.7 million (an effective tax benefit rate of 22.1%) in 2013, compared to an income tax expense of $5.6 million (an effective tax rate of 25.3%) in 2012.
The effective tax benefit rate for 2013 included $2.0 million of 2012 federal research and development tax credit benefits recognized in the first quarter of 2013 as a result of the American Taxpayer Relief Act of 2012, passed in January 2013. This Act includes an extension of the federal research and development tax credit for the amounts paid or incurred after December 31, 2011 and before January 1, 2014. We recognized total federal research and development tax credit benefits of $4.5 million in 2013. The effective tax rate for 2012 included no federal research and development tax credit benefits. The effective tax rate for both 2013 and 2012 benefited from expiring statutes of limitation and other favorable tax adjustments. The 2012 tax rate was impacted by a charge for a valuation allowance for state research and development tax credits of $2.2 million, partially offset by a $1.6 million tax benefit as a result of the LaBarge Acquisition, which allowed us to file state consolidated tax returns in 2012. The $2.2 million valuation allowance was the result of new state legislation passed in the fourth quarter of 2012. The new legislation reduces the amount of our income apportioned to California, thus reducing our ability to realize the benefits of the state research and development tax credits previously recorded. Currently, the federal research and development tax credit benefits have not been extended into 2014. We cannot predict whether such an extension will be granted.
Net Income and Earnings per Diluted Share
Net income and earnings per diluted share for 2013 were $9.3 million, or $0.86 per diluted share, compared to $16.4 million, or $1.55 per diluted share, for 2012. Net income for 2013 decreased primarily due to lower gross margin as a result of charges of $14.1 million on the Embraer Legacy 450/500 and Boeing 777 wing tip contracts, a $1.1 million inventory reserve charge related to the DLT segment in the third quarter and from lower gross margins in the non-aerospace and defense end-use markets, partially offset by lower SG&A expenses, and lower interest and income tax expenses. Diluted earnings per share for 2013 included a federal research and development tax credit benefit of $4.5 million while 2012 included no such benefit. Diluted earnings per share for 2012 included a $2.2 million valuation allowance, partially offset by a $1.6 million state tax benefit related to the LaBarge Acquisition. Diluted earnings per share for both 2013 and 2012 included tax benefits from expiring statutes and other favorable tax adjustments.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: DAS and DLT. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2013 and 2012:

	%	(In thousands) Years Ended December 31,		% of Net Sales	% of Net Sales
	Change	2013	2012	2013	2012
Net Sales
DAS	1.7%	$315,232	$309,982	42.8%	41.5%
DLT	(3.6)%	421,418	437,055	57.2%	58.5%
Total Net Sales	(1.4)%	$736,650	$747,037	100.0%	100.0%
Segment Operating Income
DAS (4)		$18,122	$28,792	5.7%	9.3%
DLT(2)		36,181	40,698	8.6%	9.3%
		54,303	69,490
Corporate General and Administrative Expenses (1)(2)(3)		(16,735)	(14,677)	(2.3)%	(2.0)%
Total Operating Income		$37,568	$54,813	5.1%	7.3%
EBITDA
DAS
Operating Income (4)		$18,122	$28,792
Depreciation and Amortization		12,406	10,313
		30,528	39,105	9.7%	12.6%
DLT
Operating Income (2)		36,181	40,698
Depreciation and Amortization		18,346	18,934
		54,527	59,632	12.9%	13.6%
Corporate General and Administrative Expenses (1)(2)(3)
Operating Loss		(16,735)	(14,677)
Depreciation and Amortization		174	166
		(16,561)	(14,511)
EBITDA		$68,494	$84,226	9.3%	11.3%
Adjusted EBITDA
Asset impairments (4)		$6,975	$—
Merger-related expenses (2)		—	702
Adjusted EBITDA		$75,469	$84,928	10.2%	11.4%
Capital Expenditures
DAS		$8,287	$7,950
DLT		5,000	7,809
Corporate Administration		116	54
Total Capital Expenditures		$13,403	$15,813

(1)	Includes costs not allocated to either the DLT or DAS operating segments.

(2)
The 2012 period includes merger-related transaction costs of $0.3 million in Corporate General and Administrative Expenses and $0.4 million in DLT resulting from a change in control provision for certain key executives and employees arising in connection with the LaBarge Acquisition.

(3)	The 2013 and 2012 periods include $1.2 million and $0.6 million, respectively, of workers' compensation insurance expenses included in gross profit and not allocated to the operating segments.

(4)
The 2013 period includes $14.1 million in charges related to fourth quarter asset impairment charges of $5.7 million on the Embraer Legacy 450/500 contracts and $1.3 million on the Boeing 777 wing tip contract which are added back to adjusted EBITDA; forward loss reserves of $3.9 million on the Embraer Legacy 450/500 contracts and $1.3 million on the Boeing 777 wing tip contract; and inventory write-offs of $1.9 million on the Embraer Legacy 450/500 contracts.

Ducommun AeroStructures
DAS’s net sales in 2013 increased 1.7% reflecting a 4.5% increase in commercial aerospace revenue, partially offset by a 1.7% decrease in military and space (defense structures) revenue.
The DAS segment operating income and EBITDA decreased in 2013, primarily due to the fourth quarter charges of $14.1 million related to the Embraer Legacy 450/500 contracts and Boeing 777 wing tip contracts which was partially off set by increased sales volume and lower accrued compensation and benefit costs.
Ducommun LaBarge Technologies
DLT’s net sales in 2013 decreased 3.6% reflecting a 22.8% decrease in non-aerospace and defense revenue, partially offset by a 8.1% increase in defense technologies and 5.5% increase in commercial aerospace revenue.
DLT’s segment operating income and EBITDA decreased in 2013 primarily due to lower operating margins from reduced sales and a $1.1 million charge for inventory reserves which was partially offset by lower accrued compensation and benefit costs.
Corporate General and Administrative (“CG&A”)
The CG&A expenses increased in 2013 primarily due to $0.6 million related to a workers’ compensation insurance payroll audit and $0.5 million related to our debt repricing transaction and increased professional fees, partially offset by lower accrued compensation and benefits costs.

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
Backlog was $620.0 million at December 31, 2013, compared to $656.6 million at December 31, 2012, as shown in more detail below. The decrease in backlog was primarily in the defense technologies end-use markets. Approximately $496.0 million of total backlog is expected to be delivered during 2014. The following table summarizes our backlog for 2013 and 2012:

	(In thousands) December 31,
	Change	2013	2012
Consolidated Ducommun
Military and space
Defense technologies	$(35,966)	$217,453	$253,419
Defense structures	1,260	117,733	116,473
Commercial aerospace	1,652	231,203	229,551
Natural resources	(1,491)	22,805	24,296
Industrial	(3,371)	13,616	16,987
Medical and other	1,308	17,183	15,875
Total	$(36,608)	$619,993	$656,601
DAS
Military and space (defense structures)	$1,260	$117,733	$116,473
Commercial aerospace	1,905	205,530	203,625
Total	$3,165	$323,263	$320,098
DLT
Military and space (defense technologies)	$(35,966)	$217,453	$253,419
Commercial aerospace	(253)	25,673	25,926
Natural resources	(1,491)	22,805	24,296
Industrial	(3,371)	13,616	16,987
Medical and other	1,308	17,183	15,875
Total	$(39,773)	$296,730	$336,503

2012 Compared to 2011
The results of operations for 2012 compared to 2011 reflect the full-year impact of increased revenues and operating expenses, including depreciation and amortization expenses, and higher interest expense from the June 2011 LaBarge Acquisition and a non-cash pre-tax goodwill impairment charge of $54.3 million in 2011. The following table sets forth net sales, selected financial data, the effective tax rate (benefit) and diluted earnings (loss) per share:

	(in thousands, except per share data) Years Ended December 31,
	2012	% of Net Sales 2012	2011	% of Net Sales 2011
Net Sales	$747,037	100.0%	$580,914	100.0%
Cost of Sales	605,585	81.1%	474,978	81.8%
Gross Profit	141,452	18.9%	105,936	18.2%
Selling, General and Administrative Expenses	86,639	11.6%	85,790	14.8%
Goodwill Impairment	—	—	54,273	9.3%
Interest Expense	32,798	4.4%	18,198	3.1%
Income (Loss) Before Taxes	22,015	2.9%	(52,325)	(9.0)%
Income Tax Expense (Benefit)	5,578	nm	(4,742)	nm
Net Income (Loss)	$16,437	2.2%	$(47,583)	(8.2)%

Effective Tax Rate (Benefit)	25.3%	nm	(9.1)%	nm
Diluted Earnings (Loss) Per Share	$1.55	nm	$(4.52)	nm
nm = not meaningful

Net Sales by End-Use Market and Operating Segment
Net sales by end-use market and operating segment during 2012 and 2011, respectively, were as follows:

		(In thousands) Years Ended December 31,		% of Net Sales
	Change	2012	2011	2012	2011
Consolidated Ducommun
Military and space
Defense technologies	$74,427	$240,986	$166,559	32.2%	28.7%
Defense structures	6,512	139,435	132,923	18.7%	22.9%
Commercial aerospace	17,761	203,827	186,066	27.3%	32.0%
Natural resources	23,150	58,472	35,322	7.8%	6.1%
Industrial	25,644	62,395	36,751	8.4%	6.3%
Medical and other	18,629	41,922	23,293	5.6%	4.0%
Total	$166,123	$747,037	$580,914	100.0%	100.0%

DAS
Military and space (defense structures)	$6,512	$139,435	$132,923	45.0%	45.4%
Commercial aerospace	10,711	170,547	159,836	55.0%	54.6%
Total	$17,223	$309,982	$292,759	100.0%	100.0%

DLT
Military and space (defense technologies)	$74,427	$240,986	$166,559	55.1%	57.8%
Commercial aerospace	7,050	33,280	26,230	7.6%	9.1%
Natural resources	23,150	58,472	35,322	13.4%	12.3%
Industrial	25,644	62,395	36,751	14.3%	12.8%
Medical and other	18,629	41,922	23,293	9.6%	8.1%
Total	$148,900	$437,055	$288,155	100.0%	100.0%
Net sales for 2012 increased $166.1 million, or 28.6%, to $747.0 million, compared to $580.9 million in 2011. The higher revenue was primarily the result of the full-year impact of the June 2011 LaBarge Acquisition. The net sales attributable to LaBarge in 2012 and 2011 were $324.2 million and $175.4 million, respectively. Net sales in the non-aerospace and defense end-use markets remain weak.
Net Sales to Major Customers
A substantial portion of our sales are to our top ten customers. Sales to Boeing were 17% percent of our net sales for 2012. See “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 15. Major Customers and Concentrations of Credit Risk” for further information.
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
Goodwill Impairment
A pre-tax non-cash goodwill impairment charge of $54.3 million was recorded in the fourth quarter of 2011, driven by a decline in our market value as of December 31, 2011, following the LaBarge Acquisition, which has since recovered, and a softening defense market. For further information, see “Critical Accounting Policies—Goodwill” and “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 5. Goodwill and Other Intangible Assets.”
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
Net Income (Loss) and Earnings (Loss) per Diluted Share
Net income and earnings per diluted share for 2012 was $16.4 million, or $1.55 per diluted share, compared to the 2011 net loss of $47.6 million, or ($4.52) per diluted share. The increase in net income was mainly due to higher net sales and operating margin in 2012 and merger-related expenses and a goodwill impairment charge incurred in 2011, partially offset by higher interest expense and higher income taxes in 2012. The results for 2011 included an after-tax goodwill impairment charge and merger-related expenses (including cost of sales relating to the write-up of LaBarge inventory) of $3.15 and $2.77 per diluted share, respectively. Excluding the impairment charge and the merger-related expenses, net income for 2011 would have been $14.9 million, or $1.40 per diluted share.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments; DAS and DLT. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2012 and 2011:

	%	(In thousands) Years Ended December 31,		% of Net Sales	% of Net Sales
	Change	2012	2011	2012	2011
Net Sales
DAS	5.9%	$309,982	$292,759	41.5%	50.4%
DLT	51.7%	437,055	288,155	58.5%	49.6%
Total Net Sales	28.6%	$747,037	$580,914	100.0%	100.0%
Segment Operating Income (Loss)
DAS		$28,792	$25,798	9.3%	8.8%
DLT(2)(4)		40,698	(33,390)	9.3%	(11.6)%
		69,490	(7,592)
Corporate General and Administrative Expenses (1)(3)(5)		(14,677)	(26,535)	(2.0)%	(4.6)%
Total Operating Income (Loss)		$54,813	$(34,127)	7.3%	(5.9)%
EBITDA(1)
DAS
Operating Income		$28,792	$25,798
Depreciation and Amortization		10,313	9,953
		39,105	35,751	12.6%	12.2%
DLT
Operating Income (2)(4)		40,698	(33,390)
Depreciation and Amortization		18,934	11,445
		59,632	(21,945)	13.6%	(7.6)%
Corporate General and Administrative Expenses (1)(3)(5)
Operating Loss		(14,677)	(26,535)
Depreciation and Amortization		166	60
		(14,511)	(26,475)
EBITDA		$84,226	$(12,669)
Adjusted EBITDA
Merger-related expenses (3)(4)		$702	$16,137
Goodwill Impairment		—	54,273
		702	70,410
Adjusted EBITDA		$84,928	$57,741	11.4%	9.9%
Capital Expenditures
DAS		$7,950	$8,798
DLT		7,809	5,454
Corporate Administration		54	284
Total Capital Expenditures		$15,813	$14,536

(1)	Includes costs not allocated to either the DLT or DAS operating segments.

(2)	Includes approximately $54.3 million of goodwill impairment expense in the twelve months ended December 31, 2011.

(3)	Includes approximately $0.3 million of merger-related transaction expenses in 2012 and $12.4 million in 2011 related to the LaBarge Acquisition.

(4)
Includes approximately $0.4 million in 2012 and $3.7 million in 2011 resulting from a change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge Acquisition.

(5)	The 2012 and 2011 periods include $0.6 million and $0.5 million, respectively, of workers' compensation insurance expenses included in gross profit and not allocated to the operating segments.
Ducommun AeroStructures
DAS's increase in sales in 2012 was due to higher net sales of large commercial aircraft and military helicopter products, partially offset by lower net sales of regional aircraft and military fixed-wing products.
The DAS segment operating income and EBITDA increased in 2012 primarily due to a higher proportion of net sales of higher margin products.
Ducommun LaBarge Technologies
DLT's net sales in 2012 were up $148.9 million over 2011. The increased net sales were primarily due to the full-year effect of incremental sales of $148.8 million from the June 2011 LaBarge Acquisition. Net sales into the non-aerospace and defense end-use markets remain weak.
The DLT segment operating income and EBITDA rose primarily due to $72.6 million of increased operating income from full-year effect of the LaBarge Acquisition. The results for 2011 included a non-cash pre-tax charge of $54.3 million for the impairment of goodwill.

LIQUIDITY AND CAPITAL RESOURCES
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions) December 31,
	2013	2012
Total debt, including long-term portion	$332.7	$365.7
Weighted-average interest rate on debt	7.76%	7.82%
Term Loan interest rate	4.75%	5.50%
Cash and cash equivalents	$48.8	$46.5
Unused Revolving Credit Facility	$58.4	$58.4
In 2013, we made significant progress on our plan to de-lever the balance sheet and paid $30.0 million of voluntary principal prepayments on our Term Loan, bringing the total of such prepayments to $55.0 million to date. We reduced our Term Loan to $132.6 million at December 31, 2013. We expect to voluntarily prepay $25.0 million to $30.0 million on the Term Loan in 2014, funded by cash generated from operations.
In March 2013, we executed an amendment to our Credit Facilities which completed a repricing of our Term Loan and Revolving Credit Facility. The repricing reduced the interest rate spread on the Term Loan and Revolving Credit Facility by 50 basis points and the interest rate floor by 25 basis points under the LIBOR rate or the Alternate Base Rate. The LIBOR rate has a floor of 1.00% plus 3.75%. The Alternate Base Rate has a floor of 2.00% plus 2.75%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. Our Term Loan matures on June 30, 2017, and our $60.0 million Revolving Credit Facility matures on June 28, 2016.
The Revolving Credit Facility and Term Loan covenants require EBITDA of more than $50.0 million and a maximum leverage ratio under certain circumstances, as well as annual limitations on capital expenditures and limitations on future disposition of property, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness. At December 31, 2013, we were in compliance with all covenants. Capital expenditures for 2013 were $12.4 million, well below the maximum allowed under the Credit Facility of $28.0 million for the year. At December 31, 2013, there were no amounts outstanding that would have triggered the leverage covenant. The leverage covenant becomes more restrictive in future periods and will require us to continue to reduce our debt or increase EBITDA.
In October 2013, we executed an amendment to our Credit Facilities which increases the maximum leverage ratio, as defined, by 0.75 basis points in all future periods. We believe the voluntary prepayments on the Term Loan will help reduce our leverage, as defined in the credit agreement.

The Notes bear interest of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year. The Notes become callable on July 15, 2015 at a premium of 4.875% and mature on July 15, 2018, at which time the entire principal amount will be due.
We expect to spend a total of approximately $16.0 million for capital expenditures in 2014 financed by cash generated from operations, slightly more than 2013, principally to support new contract awards at DAS and DLT. As part of our strategic plan to become a Tier 2 supplier, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
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

Cash Flow Summary
2013 Compared to 2012
Net cash provided by operating activities in 2013 compared to 2012 reflects lower net income, partially off-set by better working capital management, primarily in inventory and accounts receivable. The improvements in working capital management were off-set by payments in accrued compensation from 2012 and timing differences related to other current assets. Net cash used in investing activities of $12.3 million and $15.8 million in 2013 and 2012, respectively, included capital expenditures, principally to support new contract awards at DAS and DLT. Net cash used in financing activities during 2013 and 2012 included $30.0 million and $25.0 million, respectively, of voluntary principal prepayments on our Term Loan, partially offset by cash from stock option exercises in 2013. In addition, 2013 included a final payment of $3.0 million on a promissory note related to a prior year acquisition.
2012 Compared to 2011
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
Net cash used in investing activities in 2011 of $339.8 million included $325.3 million for the LaBarge Acquisition. Capital expenditures to support new contract awards at DLT and DAS were comparable in 2012 and 2011.
Net cash provided by financing activities in 2011 of $374.0 million included approximately $390.0 million of borrowings, primarily to finance the LaBarge Acquisition, $1.3 million of repayment of the Term Loan, and $14.0 million of debt issue cost paid, also related to the LaBarge Acquisition. See “Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 2. Acquisitions” for further information related to the LaBarge Acquisition.
Contractual Obligations
A summary of our contractual obligations at December 31, 2013 was as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$332,702	$25	$52	$332,625	$—
Future interest on notes payable and long-term debt	119,864	25,887	51,792	42,185	—
Operating leases	17,457	5,954	8,746	2,271	486
Pension liability	16,801	1,454	3,107	3,276	8,964
Total(1)	$486,824	$33,320	$63,697	$380,357	$9,450

(1)
As of December 31, 2013, we recorded approximately $2.7 million in long-term liabilities related to uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability may increase or decrease over time, therefore, the liability or uncertain tax positions has not been included in the contractual obligations table.

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
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see "Part II, Item 8. Ducommun Incorporated and Subsidiaries—Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies.”
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
We also recognize revenue on the sale of services (including prototype products) based on the type of contract: time and materials, cost-plus reimbursement and firm-fixed price. Revenue is recognized (i) on time and materials contracts as time is spent at hourly rates, which are negotiated with customers, plus the cost of any allowable materials and out-of-pocket expenses, (ii) on cost-plus reimbursement contracts based on direct and indirect costs incurred plus a negotiated profit calculated as a percentage of cost, a fixed amount or a performance-based award fee, and (iii) on fixed-price contracts on the percentage-of-completion method measured by the percentage of costs incurred to estimated total costs. Revenue from services was less than 10% of net sales for the periods presented.
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

In the fourth quarter of 2013, we recorded a charge in the DAS segment for the estimated future cost to complete of $5.2 million, consisting of $3.9 million for the Embraer Legacy 450/500 aircraft contracts, and $1.3 million for the Boeing 777 wing tip contract. The charges result from difficulties in achieving previously anticipated cost reductions, including delays in transferring work to our lower-cost Guaymas, Mexico facility. The charge for the Embraer Legacy 450/500 contracts also reflects estimated cost overruns driven by customer changes for both the development and production phases of the contracts, for which we have asserted claims with Embraer. Recognition of additional losses in future periods continues to be a risk and will depend upon numerous factors, including our sales forecast, our ability to achieve forecasted cost reductions and our ability to resolve claims and assertions with our customers. The $5.2 million charge was recorded as part of cost of goods sold in the Company’s results of operations. The charge increased accrued liabilities by $4.2 million and other long-term liabilities by $1.0 million on the Company’s balance sheet.
Production Cost of Contracts
Production cost of contracts includes tooling and other special-purpose machinery necessary to build parts as specified in a contract, and non-recurring production costs such as design and engineering costs. Production costs of contracts are recorded to cost of goods sold using the units of delivery method. We review long-lived assets within production costs of contracts for impairment on an annual basis (in the fourth quarter for us) or when events or changes in circumstances indicate that the carrying value of our long-lived assets may not be recoverable. An impairment charge is recognized when the carrying value of an asset exceeds the projected undiscounted future cash flows expected from its use and disposal.
In the fourth quarter of 2013, we recorded an impairment charge in the DAS segment on production costs of contracts of $7.0 million, consisting of $5.7 million for the Embraer Legacy 450/500 aircraft contracts, and $1.3 million for the Boeing 777 wing tip contract. The impairment charge reflects a determination that the production cost of contracts for the Boeing 777 wing tip contract and the Embraer Legacy 450/500 contracts are not recoverable since these contracts are estimated to be unprofitable during their remaining terms. The impairment charge represents the entire remaining balance of production cost of contracts for these contracts. The $7.0 million charge was recorded as part of cost of goods sold in the Company’s results of operations and a reduction in production cost of contracts on the Company’s balance sheet.
Goodwill and Indefinite-Lived Intangible Asset
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
Goodwill is allocated at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have three internal reporting units; DAS, DLT and Miltec. Miltec is part of the DLT operating segment. The application of the goodwill impairment test requires significant judgment, including the identification of the reporting units, and the determination of both the carrying value and the fair value of the reporting units. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including existing goodwill, to those reporting units. The determination of the fair value of each reporting unit requires significant judgment, including our estimation of future cash flows, which is dependent upon internal forecasts, estimation of the long-term rate of growth of our businesses, estimation of the useful lives of the assets which will generate the cash flows, determination of our weighted-average cost of capital and other factors. In determining the appropriate discount rate, we considered the weighted-average cost of capital for each reporting unit which, among other factors, considers the cost of common equity capital and the marginal cost of debt of market participants.
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
We initially perform an assessment of qualitative factors to determine if it is necessary to perform the two-step goodwill impairment test. We test goodwill for impairment using the two-step method if, based on our assessment of the qualitative factors, we determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we decide to bypass the qualitative assessment. When performing the two-step impairment test, we use a combination of an income approach, which estimates fair value of the reporting unit based upon future discounted cash flows, and a market approach, which estimates fair value using market multiples for transactions in a set of comparable companies. If the carrying value of the reporting unit exceeds its fair value, we then perform the second step of the impairment test to measure the amount of the impairment loss, if any. The second step requires fair valuation of all the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. This residual fair value of goodwill is then compared to the carrying value to determine impairment. An impairment charge will be recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying value.
We conducted our annual goodwill impairment test on December 31, 2013 based on assessing the qualitative factors and concluded goodwill was not impaired. In the annual goodwill impairment test conducted on December 31, 2011, we recorded an impairment charge of $54.3 million for the DLT internal reporting unit, driven by a decline in our market value, which has since recovered, and a softening defense market. As December 31, 2013, the date of the most recent annual impairment test, the DAS, DLT and Miltec internal reporting units had $57.2 million, $96.3 million, and $8.4 million of recorded goodwill, respectively. As of December 31, 2013, the fair value of the DAS, DLT and Miltec internal reporting units exceeded their carrying values by approximately 12%, 11% and 15%, respectively.
We review our indefinite-lived intangible asset for impairment on an annual basis (in the fourth quarter for us) or when events or changes in circumstances indicate that more likely than not the fair value of our indefinite-lived intangible asset is less than its carrying value. We compare the fair value of the indefinite-lived intangible asset with its carrying value if the qualitative factors indicate it is more likely than not that the fair value of the asset is less than its carrying value or if we decide to bypass the qualitative assessment. Impairment indicators include, but are not limited to, cost factors, financial performance, adverse legal or regulatory developments, industry and market conditions and general economic conditions. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, we would recognize an impairment loss in the amount of such excess. We conducted our annual impairment test on December 31, 2013 based on assessing the qualitative factors and concluded the indefinite-lived intangible asset was not impaired.
Other Intangible Assets
We amortize purchased other intangible assets with finite lives over the estimated economic lives of the assets, ranging from three to eighteen years generally using the straight-line method. The value of other intangibles acquired through business combinations has been estimated using present value techniques which involve estimates of future cash flows. Actual results could vary, potentially resulting in impairment charges.
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
For performance and restricted stock units, we calculate compensation expense, net of an estimated forfeiture rate, on a straight line basis over the requisite service/performance period of the awards. The performance stock units vest based on a three-year performance cycle. The restricted stock units, vest over various periods of time ranging from one to three years. We estimate the forfeiture rate based on our historic experience.
Inventories
Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market value for raw materials is based on replacement costs and is based on net realizable value for other inventory classifications. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) incurred. Costs under long-term contracts are accumulated into, and removed from, inventory on the same basis as other contracts. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand can fluctuate significantly caused by factors beyond our control. We maintain an allowance for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values. If market conditions are less favorable than those projected by management, such as an unanticipated decline in demand and not meeting expectations, inventory write-downs may be required. In the fourth quarter of 2013, we recorded an inventory write-down of $1.9 million for the Embraer Legacy 450/500 aircraft contracts based on the estimated net realizable value under the existing contract terms. The charge reflects management's estimate of the cost to complete delivery of products as the program transitions from the development phase to the initial production phase.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At December 31, 2013, we had borrowings of $132.6 million under our Term Loan which bears interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three-, or six-month interest period chosen by us, plus an applicable margin percentage. This LIBOR rate has a floor of 1.00%, and a margin of 3.75%. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data together with the report thereon of PricewaterhouseCoopers LLP listed in the index at Item 15(a) 1 and 2 are included herein by reference.

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
Internal Control over Financial Reporting
Management’s report on the Company’s internal control over financial reporting as of December 31, 2013 is included under Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
The information under the caption “Election of Directors” in the 2014 Proxy Statement is incorporated herein by reference.
Executive Officers of the Registrant
The information under the caption “Executive Officers of the Registrant” in the 2014 Proxy Statement is incorporated herein by reference.
Audit Committee and Audit Committee Financial Expert
The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2014 Proxy Statement is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement is incorporated herein by reference.
Code of Ethics
The information under the caption “Code of Ethics” in the 2014 Proxy Statement is incorporated herein by reference.
Changes to Procedures to Recommend Nominees
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plan Plans
The following table provides information about our compensation plans under which equity securities are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(c)(2)
Equity Compensation Plans
Approved by security holders (1)	949,109	$18.455	111,343
Not approved by security holders	—	—	—
Total	949,109		111,343

(1)
The number of securities to be issued consists of 702,001 for stock options, 93,358 for restricted stock units and 153,750 for performance stock units at target. The weighted average exercise price applies only to the stock options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Election of Directors” in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the caption “Principal Accountant Fees and Services” contained in the 2014 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

Page

Management’s Report on Internal Control over Financial Reporting	45

Report of Independent Registered Public Accounting Firm	46

Consolidated Statements of Operations - Years Ended December 31, 2013, 2012 and 2011	47

Consolidated Statements of Comprehensive Income (Loss) - Years Ended December 31, 2013, 2012 and 2011	48

Consolidated Balance Sheets - December 31, 2013 and 2012	49

Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2013, 2012 and 2011	50

Consolidated Statements of Cash Flows - Years Ended December 31, 2013, 2012 and 2011	51

Notes to Consolidated Financial Statements	52

Supplemental Quarterly Financial Data (Unaudited)	72

2. Financial Statement Schedule

The following schedule for the years ended December 31, 2013, 2012 and 2011 is filed herewith:

Schedule II - Valuation and Qualifying Accounts	—

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

3. Exhibits

See Item 15(b) for a list of exhibits.	—

Signatures	—

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework(1992). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ducommun Incorporated:
In our opinion, the consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Ducommun Incorporated and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 15(a)(1). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2014

Ducommun Incorporated
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net Sales	$736,650	$747,037	$580,914
Cost of Goods
Cost of goods sold	602,024	605,585	474,978
Forward loss provision	5,234	—	—
Asset impairments	6,975	—	—
Total cost of goods	614,233	605,585	474,978
Gross Profit	122,417	141,452	105,936
Selling, General and Administrative Expenses	84,849	86,639	85,790
Goodwill Impairment	—	—	54,273
Operating Income (Loss)	37,568	54,813	(34,127)
Interest Expense	29,918	32,798	18,198
Income (Loss) Before Taxes	7,650	22,015	(52,325)
Income Tax (Benefit) Expense	(1,693)	5,578	(4,742)
Net Income (Loss)	$9,343	$16,437	$(47,583)
Earnings (Loss) Per Share
Basic earnings (loss) per share	$0.87	$1.55	$(4.52)
Diluted earnings (loss) per share	$0.86	$1.55	$(4.52)
Weighted-Average Number of Common Shares Outstanding
Basic	10,695	10,580	10,536
Diluted	10,852	10,628	10,536
See accompanying notes to consolidated financial statements.

Ducommun Incorporated
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net Income (Loss)	$9,343	$16,437	$(47,583)
Pension Adjustments
Amortization of actuarial loss included in net income (loss), net of tax benefit of $408, $427 and $160 for 2013, 2012 and 2011, respectively	685	720	270
Actuarial gain (loss) arising during the period, net of tax expense (benefit) of $1,737, ($300) and $(2,663) for 2013, 2012 and 2011, respectively	2,921	(863)	(4,493)
Other Comprehensive Income (Loss)	3,606	(143)	(4,223)
Comprehensive Income (Loss)	$12,949	$16,294	$(51,806)
See accompanying notes to consolidated financial statements.

Ducommun Incorporated
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$48,814	$46,537
Accounts receivable (less allowance for doubtful accounts of $489 and $566)	91,909	97,300
Inventories	140,507	148,318
Production cost of contracts	11,599	17,960
Deferred income taxes	10,850	5,474
Other current assets	27,085	13,997
Total Current Assets	330,764	329,586
Property and Equipment, Net	96,090	98,383
Goodwill	161,940	161,940
Intangibles, Net	165,465	176,356
Other Assets	9,940	13,824
Total Assets	$764,199	$780,089
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$25	$3,042
Accounts payable	58,111	52,578
Accrued liabilities	45,453	50,184
Total Current Liabilities	103,589	105,804
Long-Term Debt, Less Current Portion	332,677	362,702
Deferred Income Taxes	68,489	65,355
Other Long-Term Liabilities	19,750	23,553
Total Liabilities	524,505	557,414
Commitments and Contingencies (Notes 11, 14)
Shareholders’ Equity
Common stock - $0.01 par value; authorized 35,000,000 shares; issued 10,960,054 shares in 2013 and 10,738,065 shares in 2012	110	107
Treasury stock, at cost - held in treasury 143,300 shares in 2013 and 2012	(1,924)	(1,924)
Additional paid-in capital	70,542	66,475
Retained earnings	174,828	165,485
Accumulated other comprehensive loss	(3,862)	(7,468)
Total Shareholders’ Equity	239,694	222,675
Total Liabilities and Shareholders’ Equity	$764,199	$780,089
See accompanying notes to consolidated financial statements.

Ducommun Incorporated
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share data)

	Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2010	10,507,143	$106	$(1,924)	$61,684	$197,421	$(3,102)	$254,185
Net loss	—	—	—	—	(47,583)	—	(47,583)
Other comprehensive loss, net of tax	—	—	—	—	—	(4,223)	(4,223)
Cash dividends	—	—	—	—	(790)	—	(790)
Stock options exercised	96,605	1	—	1,552	—	—	1,553
Stock repurchased related to the exercise of stock options	(63,185)	—	—	(1,497)	—	—	(1,497)
Stock-based compensation	—	—	—	2,363	—	—	2,363
Income tax benefit related to the exercise of nonqualified stock options	—	—	—	276	—	—	276
Balance at December 31, 2011	10,540,563	$107	$(1,924)	$64,378	$149,048	$(7,325)	$204,284
Net income	—	—	—	—	16,437	—	16,437
Other comprehensive loss, net of tax	—	—	—	—	—	(143)	(143)
Stock options exercised	69,498	—	—	—	—	—	—
Stock repurchased related to the exercise of stock options	(15,296)	—	—	(186)	—	—	(186)
Stock-based compensation	—	—	—	1,959	—	—	1,959
Income tax benefit related to the exercise of nonqualified stock options	—	—	—	324	—	—	324
Balance at December 31, 2012	10,594,765	$107	$(1,924)	$66,475	$165,485	$(7,468)	$222,675
Net income	—	—	—	—	9,343	—	9,343
Other comprehensive income, net of tax	—	—	—	—	—	3,606	3,606
Stock options exercised	487,163	5	—	8,770	—	—	8,775
Stock repurchased related to the exercise of stock options	(265,174)	(2)	—	(6,805)	—	—	(6,807)
Stock-based compensation	—	—	—	2,438	—	—	2,438
Tax shortfall for exercise of stock options and vesting of stock awards	—	—	—	(336)	—	—	(336)
Balance at December 31, 2013	10,816,754	$110	$(1,924)	$70,542	$174,828	$(3,862)	$239,694
See accompanying notes to consolidated financial statements.

Ducommun Incorporated
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$9,343	$16,437	$(47,583)
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	30,926	29,413	21,458
Asset impairments	6,975	—	—
Impairment of goodwill	—	—	54,273
Stock-based compensation expense	2,438	1,959	2,363
Deferred income taxes	(2,242)	(142)	(6,652)
(Recovery of) provision for doubtful accounts	(77)	78	(3)
Other decrease (increase)	6,223	2,391	(22)
Changes in Assets and Liabilities:
Accounts receivable decrease (increase)	5,468	(1,204)	(3,990)
Inventories decrease (increase)	7,811	6,185	(4,828)
Production cost of contracts increase	(5,101)	(1,324)	(3,451)
Other assets (increase) decrease	(11,192)	6,846	602
Accounts payable increase (decrease)	4,533	(8,097)	(12,323)
Accrued and other liabilities decrease	(9,143)	(5,008)	(2,846)
Net Cash Provided by (Used in) Operating Activities	45,962	47,534	(3,002)
Cash Flows from Investing Activities
Purchases of property and equipment	(12,403)	(15,813)	(14,536)
Acquisitions of businesses, net of cash acquired	—	—	(325,715)
Proceeds from sales of assets	139	31	470
Net Cash Used in Investing Activities	(12,264)	(15,782)	(339,781)
Cash Flows from Financing Activities
Repayment of term loan and other debt	(33,024)	(26,478)	(1,276)
Borrowings of senior notes and term loan	—	—	390,000
Cash dividends paid	—	—	(790)
Debt issue cost paid	(365)	—	(14,025)
Net cash effect of exercise related to stock options	1,968	(186)	55
Net Cash (Used in) Provided by Financing Activities	(31,421)	(26,664)	373,964
Net Increase in Cash and Cash Equivalents	2,277	5,088	31,181
Cash and Cash Equivalents at Beginning of Year	46,537	41,449	10,268
Cash and Cash Equivalents at End of Year	$48,814	$46,537	$41,449
Supplemental Disclosures of Cash Flow Information
Interest paid	$27,614	$31,505	$5,950
Taxes paid	$7,835	$1,953	$4,512
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.
Description of Business
We are a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace, defense industrial, natural resources, medical and other industries. Our subsidiaries are organized into two strategic businesses; Ducommun LaBarge Technologies and Ducommun AeroStructures, each of which is a reportable operating segment. Concurrent with the acquisition of LaBarge Inc. in June 2011, Ducommun LaBarge Technologies (“DLT”) was formed by the combination of our former Ducommun Technologies segment (“DTI”) and LaBarge Inc. (See Note 2). DLT designs, engineers and manufactures high-reliability products used in worldwide technology-driven markets including aerospace and defense, natural resources, industrial and medical and other end-use markets. DLT’s product offerings range from prototype development to complex assemblies. Ducommun AeroStructures (“DAS”) designs, engineers and manufactures large, complex contoured aerospace structural components and assemblies and supplies composite and metal bonded structures and assemblies. DAS’s products are used on commercial aircraft, military fixed-wing aircraft and military and commercial rotary-wing aircraft. All reportable operating segments follow the same accounting principles.
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
Provision for Estimated Losses on Contracts
We record provisions for the total anticipated losses on contracts considering total estimated costs to complete the contract compared to total anticipated revenues in the period in which such losses are identified. In the fourth quarter of 2013, we recorded a charge in the DAS segment for the estimated cost to complete of $5.2 million, consisting of $3.9 million for the Embraer Legacy 450/500 aircraft contracts, and $1.3 million for the Boeing 777 wing tip contract. The charges result from difficulties in achieving previously anticipated cost reductions, including delays in transferring work to our lower-cost Guaymas, Mexico facility. The charge for the Embraer Legacy 450/500 contracts also reflects estimated cost overruns for customer driven changes on both the development and production phases of the contracts, for which we have asserted claims with Embraer. Recognition of additional losses in future periods continues to be a risk and will depend upon numerous factors, including our sales forecast, our ability to achieve forecasted cost reductions and our ability to resolve claims and assertions with our customers. The $5.2 million charge was recorded as part of cost of goods sold in the Company’s results of operations. The charge increased accrued liabilities by $4.2 million and other long-term liabilities by $1.0 million on our balance sheet.
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
Inventory Valuation
Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market value for raw materials is based on replacement costs, and is based on net realizable value for other inventory classifications. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) incurred. Costs under long-term contracts are accumulated into, and removed from, inventory on the same basis as other contracts. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. We maintain an allowance for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values. In the fourth quarter of 2013, we recorded a charge of $1.9 million in the DAS segment for the Embraer Legacy 450/500 aircraft contracts. The charge result from difficulties in achieving previously anticipated cost reductions, and estimated cost overruns driven by customer changes for both the development and production phases of the contracts.
Out of Period Adjustments
During the fourth quarter of 2013, we determined that approximately $5.0 million in deferred income tax assets on the 2012 consolidated balance sheet should have been reduced with an offsetting decrease of approximately $2.5 million in accrued liabilities and a decrease of approximately $2.5 million in deferred income tax liabilities. We assessed the materiality of these errors and concluded they were immaterial to currently reported annual amounts and previously reported annual and interim amounts. However, we have revised our consolidated financial statements for the prior annual and interim periods in this Form 10-K.
During the third quarter of 2013, we determined that approximately $1.1 million of inventory had not been valued correctly at our DLT operating segment for periods originating in 2010 through the second quarter of 2013. The errors were attributed to the following quarters; $0.3 million in Q2 2010, $0.5 million in Q2 2011, $0.1 million in Q4 2012, $0.1 million in Q1 2013 and $0.1 million in Q2 2013. We assessed the materiality of these errors and concluded they were immaterial to currently reported annual amounts and previously reported annual and interim amounts. We corrected the errors in the third quarter of 2013 and recorded a $1.1 million charge for inventory reserves for the DLT operating segment and did not restate our consolidated financial statements for the prior annual or interim periods.
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
Production Cost of Contracts
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of goods sold using the units of delivery method. We review long-lived assets within production costs of contracts for impairment on an annual basis (in the fourth quarter for us) or when events or changes in circumstances indicate that the carrying value of our long-lived assets may not be recoverable. An impairment charge is recognized when the carrying value of an asset exceeds the projected undiscounted future cash flows expected from its use and disposal. In the fourth quarter of 2013, we recorded an impairment charge in the DAS segment on production costs of contracts of $7.0 million, consisting of $5.7 million for the Embraer Legacy 450/500 aircraft contracts, and $1.3 million for the Boeing 777 wing tip contract. The impairment charge reflects a determination that the production cost of contracts for the Boeing 777 wing tip contract and the Embraer Legacy 450/500 contracts are not recoverable since these contracts are estimated to be unprofitable during their remaining terms. The impairment charge represents the entire remaining balance of production cost of contracts for these contracts. The $7.0 million charge was recorded as part of cost of goods sold in the Company’s results of operations and a reduction in production cost of contracts on the Company’s balance sheet. As of December 31, 2013 and 2012, production costs of contracts were $11.6 million and $18.0 million, respectively.
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
Goodwill and Indefinite-Lived Intangible Asset
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
Other Intangible Assets
We amortize purchased other intangible assets with finite lives over the estimated economic lives of the assets, ranging from three to eighteen years generally using the straight-line method. The value of other intangibles acquired through business combinations has been estimated using present value techniques which involve estimates of future cash flows. We evaluate other intangible assets for recoverability considering undiscounted cash flows, when significant changes in conditions occur, and recognizes impairment losses, if any, based upon the estimated fair value of the assets.
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
The net earnings (loss), weighted-average number of common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data) Years Ended December 31,
	2013	2012	2011
Net earnings (loss) (a)	$9,343	$16,437	$(47,583)
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding (b)	10,695	10,580	10,536
Dilutive potential common shares	157	48	—
Diluted weighted-average common shares outstanding (c)	10,852	10,628	10,536
Earnings (Loss) per share
Basic (a/b)	$0.87	$1.55	$(4.52)
Diluted (a/c)	$0.86	$1.55	$(4.52)

Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Years Ended December 31,
	2013	2012	2011
Stock options and stock units	410	983	706
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, as reflected in the consolidated balance sheets under the equity section, was composed of cumulative pension and retirement liability adjustments, net of tax.
Recent Accounting Pronouncements

New Accounting Guidance Adopted in 2013

In December 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance to include the definition of a public business entity for future use in GAAP. The amendment does not affect existing requirements and does not have an actual effective date. We adopted this new guidance upon issuance but the adoption did not have any effect on our consolidated financial statements.

In February 2013, the FASB issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income/loss. The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income/loss on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, cross-reference to other disclosures that provide additional detail is required. Early adoption is permitted. We adopted this new guidance effective January 1, 2013. This guidance affects disclosures only.

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

New Accounting Guidance Not Yet Adopted

In July 2013, the FASB issued guidance that requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This guidance will be effective for fiscal years beginning after December 15, 2013, which will be our fiscal year 2014, with early adoption permitted. We currently expect the adoption of this guidance will reduce deferred tax assets by approximately $2.1 million.

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

Note 2. Acquisitions
On June 28, 2011, we completed the acquisition of all the outstanding stock of LaBarge, Inc. (“LaBarge”), a publicly-owned company based in St. Louis, Missouri, that designs, engineers and manufactures high-reliability electronic products used in worldwide technology-driven markets including aerospace and defense, natural resources, industrial and medical and other end-use markets for $325.3 million (net of cash acquired and excluding acquisition costs) (the “LaBarge Acquisition”). The LaBarge Acquisition was funded by internally generated cash and $390.0 million of long-term debt. See Note 7, “Long-Term Debt,” for additional information. For the twelve months ended December 31, 2011, our consolidated operating expenses included $16.1 million of expenses related to the LaBarge Acquisition and interest expense included the write-off of $0.8 million of unamortized financing costs, as a result of our debt refinancing related to the LaBarge Acquisition. The LaBarge Acquisition diversified our end-use markets, expanded our product offerings and provided other benefits.
The following table presents our unaudited pro forma consolidated operating results for 2011, as if the LaBarge Acquisition had occurred as of January 1, 2011:

(In thousands) Year Ended December 31,
2011
Net sales	$744,366
Net loss	$(39,737)
Basic loss per share	$(3.77)
Diluted loss per share	$(3.77)
The pro forma information is not necessarily indicative of the actual results that would have been achieved had the LaBarge Acquisition occurred on January 1, 2011, or the results that may be achieved in the future.
We acquired certain assets of Foam Matrix in the first quarter of 2011 for $0.4 million, which we accounted for as an asset purchase.

Note 3. Inventories
Inventories consisted of the following:

	(In thousands) December 31,
	2013	2012
Raw materials and supplies	$75,985	$84,545
Work in process	62,115	67,132
Finished goods	11,580	13,031
	149,680	164,708
Less progress payments	9,173	16,390
Total	$140,507	$148,318

Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	(In thousands) December 31,		Range of Estimated
	2013	2012	Useful Lives
Land	$14,669	$14,643
Buildings and improvements	44,971	45,816	5 - 40 Years
Machinery and equipment	128,344	121,033	2 - 20 Years
Furniture and equipment	26,088	26,181	2 - 10 Years
Construction in progress	9,085	7,142
	223,157	214,815
Less accumulated depreciation	127,067	116,432
Total	$96,090	$98,383
Depreciation expense was $15.6 million, $15.9 million and $12.1 million, for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation expense increased in 2012 compared to 2011 due to the LaBarge Acquisition.

Note 5. Goodwill and Other Intangible Assets
Goodwill and Indefinite-Lived Intangible Asset
The carrying amounts of goodwill, by operating segment, for the years ended December 31, 2013 and 2012 were as follows:

	(In thousands)
	Ducommun AeroStructures	Ducommun LaBarge Technologies	Consolidated Ducommun
Gross goodwill	$57,243	$184,970	$242,213
Accumulated goodwill impairment	—	(80,273)	(80,273)
Balance at December 31, 2012	$57,243	$104,697	$161,940
Balance at December 31, 2013	$57,243	$104,697	$161,940
We performed our annual goodwill impairment test during the fourth quarter of 2013. During 2013 and 2012, we identified no goodwill impairment. In the fourth quarter of 2011, we recorded a goodwill impairment charge of $54.3 million for the DLT internal reporting unit, driven by a decline in our market value, which has since recovered, and a softening defense market. As of December 31, 2013, the date of the most recent annual impairment test, the DAS, DLT, and Miltec internal reporting units had $57.2 million, $96.3 million, and $8.4 million of recorded goodwill, respectively. As of December 31, 2013, the fair value of the DAS, DLT and Miltec internal reporting units exceeded their carrying values by approximately 12%, 11% and 15%, respectively.
We performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of 2013. As a result, no impairment was identified as of December 31, 2013 nor have we previously identified any impairment related to this asset. The trade-name indefinite-lived intangible asset was $32.9 million as of December 31, 2013 and 2012.
Other Intangible Assets
Other intangible assets are related to acquisitions. Other intangible assets with finite lives are amortized on the straight-line method over periods ranging from three to eighteen years. The fair value of other intangible assets was determined by management and consisted of the following:

		(In thousands)
		December 31, 2013			December 31, 2012
	Wtd. Avg Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived assets
Customer relationships	18	$164,500	$33,853	$130,647	$164,500	$23,460	$141,040
Trade names	10	3,400	2,720	680	3,400	2,380	1,020
Contract renewal	14	1,845	967	878	1,845	835	1,010
Technology	15	400	78	322	400	51	349
Total		$170,145	$37,618	$132,527	$170,145	$26,726	$143,419
The carrying amount of other intangible assets by operating segment as of December 31, 2013 and 2012 was as follows:

	(In thousands)
	December 31, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
Other intangible assets
Ducommun AeroStructures	$19,300	$11,330	$7,970	$19,300	$9,084	$10,216
Ducommun LaBarge Technologies	150,845	26,288	124,557	150,845	17,642	133,203
Total	$170,145	$37,618	$132,527	$170,145	$26,726	$143,419

Amortization expense of other intangible assets was $10.9 million, $11.5 million and $7.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense of other intangibles increased in 2012 compared to 2011 due to the LaBarge Acquisition. Future amortization expense by operating segment is expected to be as follows:

	(In thousands)
	Ducommun AeroStructures	Ducommun LaBarge Technologies	Consolidated Ducommun
2014	$1,717	$8,644	$10,361
2015	1,386	8,646	10,032
2016	1,123	8,304	9,427
2017	907	8,306	9,213
2018	737	8,305	9,042
Thereafter	2,100	82,352	84,452
	$7,970	$124,557	$132,527

Note 6. Accrued Liabilities
The components of accrued liabilities consisted of the following:

	(In thousands) December 31,
	2013	2012
Accrued compensation	$19,929	$25,828
Accrued income tax and sales tax	1,451	1,280
Customer deposits	3,236	5,653
Interest payable	8,965	8,972
Provision for forward loss reserves	4,825	531
Other	7,047	7,920
Total	$45,453	$50,184

Note 7. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands) December 31,
	2013	2012
Senior unsecured notes (fixed 9.75%)	$200,000	$200,000
Senior secured term loan (floating 4.75%)	132,625	162,625
Promissory note (fixed 5.0%) and other debt (fixed 5.41%)	77	3,119
Total Debt	332,702	365,744
Less current portion	25	3,042
Total long-term debt	$332,677	$362,702
Weighted-average interest rate	7.76%	7.82%
Future long-term debt payments at December 31, 2013 were as follows:

(In thousands)
2014	$25
2015	26
2016	26
2017	132,625
2018	200,000
Total	$332,702
In 2013, we made voluntary principal prepayments of $30.0 million on our senior secured term loan as discussed below. At December 31, 2013, we had $58.4 million of available borrowing capacity, as discussed below.
Senior Secured Term Loan and Senior Secured Revolving Credit Facility (“Credit Facilities”)
We obtained our senior secured term loan (“Term Loan”), which matures on June 30, 2017, and entered into a $60.0 million senior secured revolving credit facility (“Revolving Credit Facility”), which matures on June 28, 2016, in connection with the LaBarge Acquisition. The Credit Facilities provides the option of choosing the London Interbank Offered Rate (“LIBOR” rate), or the Alternate Base Rate. The LIBOR rate may be for a one-, two-, three- or six-month period chosen by us. The payment of interest coincides with the LIBOR period we select.
On March 28, 2013, we executed an amendment to our Credit Facilities which completed a repricing of our Term Loan and Revolving Credit Facility. The repricing reduced the interest rate spread on the Term Loan and Revolving Credit Facility by 50 basis points and the interest rate floor by 25 basis points under the LIBOR rate or the Alternate Base Rate. The LIBOR rate has a floor of 1.00% plus 3.75%. The Alternate Base Rate has a floor of 2.00% plus 2.75%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. In connection with this repricing, we recognized $0.5 million of financing and legal costs which were included in selling, general and administrative expenses in the first quarter of 2013.
The Term Loan required quarterly principal payments of $0.5 million beginning on September 30, 2011 and mandatory prepayment of certain amounts of excess cash flow on an annual basis beginning 2012. In 2012, we made voluntary principal prepayments of $25.0 million on our Term Loan and eliminated all required quarterly principal payments going forward.
The Credit Facilities are collaterized by substantially all of our assets and contain minimum Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and maximum leverage covenants under certain circumstances, as well as annual limitations on capital expenditures and limitation on future disposition of property, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness. In the event that a certain minimum amount is borrowed and outstanding under the Revolving Credit Facility, for so long as any such amount is outstanding, we will be required to comply with a total leverage ratio. Furthermore, our consolidated EBITDA, as defined by these Credit Facilities, as of the end of any fiscal quarter on a trailing four-quarter basis is not permitted to be less than $50.0 million. At December 31, 2013, we were in compliance with all covenants. At December 31, 2013, there were no amounts outstanding that would have triggered the leverage covenant. However, we would have been in compliance with such leverage covenant.
On October 18, 2013, we executed an amendment to our Credit Facilities which increases the maximum leverage ratio, as defined, by 0.75 in all future periods.
At December 31, 2013, we had $58.4 million of unused borrowing capacity under the Revolving Credit Facility after deducting $1.6 million for standby letters of credit. Upon the satisfaction of certain conditions, including but not limited to, the agreement of lenders to provide such facilities or commitments, we also have the option to add one or more incremental term loan facilities or increase commitments under our Credit Facility by an aggregate amount of up to $75.0 million.
Senior Unsecured Notes
In connection with the LaBarge Acquisition, we issued $200.0 million of senior unsecured notes (the “Notes”) with interest of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning in 2012. The Notes become callable on July 15, 2015 and mature on July 15, 2018, at which time the entire principal amount is due.
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

Promissory Note
On December 23, 2013, we paid our $3.0 million promissory note issued in connection with the 2008 acquisition of DAS-New York, according to terms.
Fair Value of Long-Term Debt
The carrying amount of long-term debt approximates fair value, except for the Notes for which the fair value was $223.0 million. Fair value was estimated using Level 2 inputs, based on the terms of the related debt, recent transactions and estimates using interest rates currently available to us for debt with similar terms and remaining maturities.

Note 8. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At December 31, 2013 and 2012, no preferred shares were issued or outstanding.

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
We apply fair value accounting for stock-based compensation based on the grant-date fair value estimated using a Black-Scholes valuation model. We recognize compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. We have one award population with an option vesting term of four years. We estimate the forfeiture rate based on our historic experience, attempting to determine any discernible activity patterns. The expected life computation is based on historic exercise patterns and post-vesting termination behavior. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is derived from historical volatility of our common stock. We suspended payments of dividends after the first quarter of 2011.
The following table presents the weighted-average assumptions used to estimate the fair value of the share based payment awards granted in the periods presented:

	Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.44%	0.59%	1.47%
Expected volatility	53.89%	57.05%	42.28%
Expected life in months	66	66	66
Weighted-average fair value of grants	$10.95	$4.95	$8.84

Option activity during the three years ended December 31, 2013 was as follows:

	Years Ended December 31,
	2013		2012		2011
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1,	1,026,588	$18.69	978,688	$20.89	929,850	$20.65
Options granted	190,500	22.42	222,100	9.81	224,000	21.61
Options exercised	(437,937)	20.05	—	—	(79,937)	19.42
Options forfeited	(77,150)	22.35	(174,200)	19.70	(95,225)	21.55
Outstanding at December 31,	702,001	$18.46	1,026,588	$18.69	978,688	$20.89
Exerciseable at December 31,	245,750	$19.74	568,985	$21.46	530,262	$21.52
Available for grant at December 31,	111,343		78,350		230,950
As of December 31, 2013, total unrecognized compensation cost (before tax benefits) related to stock options of $2.5 million is expected to be recognized over a weighted-average period of 2.8 years. The total options vested and expected to vest in the future are 702,001 shares with a weighted-average exercise price of $18.46 and a weighted-average remaining contractual term of 4.6 years. The aggregate intrinsic value for these options is approximately $8.0 million. Total options exercisable are 245,750 shares with a weighted-average exercise price of $19.74, a weighted-average remaining contractual term of 2.8 years and an aggregate intrinsic value of approximately $2.5 million.
Cash received from options exercised and stocks surrendered in the years ended December 31, 2013, 2012 and 2011 was $8.8 million, zero and $1.6 million, respectively. The tax benefit realized for the tax deductions from options exercised from the share-based payment awards was $1.4 million, $0.3 million and $0.3 million for the three years ended December 31, 2013, 2012 and 2011, respectively.
Changes in nonvested stock options for the year ended December 31, 2013 were as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2013	457,603	$6.49
Granted	190,500	10.95
Vested	(161,527)	6.69
Forfeited	(30,325)	7.11
Nonvested at December 31, 2013	456,251	$8.24
The aggregate intrinsic value of stock options represents the amount by which the market price of our common stock exceeds the exercise price of the stock option. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2013, 2012 and 2011 was $3.7 million, $0.8 million and $0.7 million, respectively. Total fair value of options expensed was $2.4 million, $2.3 million and $2.4 million, before tax benefits, for the years ended December 31, 2013 , 2012 and 2011, respectively.

Note 10. Employee Benefit Plans
Supplemental Retirement Plans
We have three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers certain current and retired employees and further employee contributions to this plan were suspended on August 5, 2011. The liability for the third plan and interest thereon is included in accrued employee compensation and long-term liabilities and was $0.4 million and $2.0 million, respectively, at December 31, 2013 and $0.3 million and $2.1 million, respectively, at December 31, 2012. The accumulated benefit obligations of the other two plans at December 31, 2013 and December 31, 2012 were both $1.1 million and are included in accrued liabilities.
Defined Contribution 401(K) Plans

We sponsor, for all our employees, two 401(k) defined contribution plans.The first plan covers all employees, other than employees at our Miltec subsidiary, and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan, we generally provide a match equal to 50% of the employee’s contributions up to the first 6% of compensation, except for union employees who are not eligible to receive the match. The second plan covers only the employees at our Miltec subsidiary, and in 2013 the provisions of the Miltec plan were changed to be the same as our other plan. Prior to 2013, the Miltec plan allowed employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 100% of their compensation or limits established by the Internal Revenue Code. Under this plan, Miltec generally (i) provided a match equal to 100% of the employee’s contributions up to the first 5% of compensation, (ii) contributions of 3% of an employee’s compensation annually, and (iii) contributions, at our discretion of 0% to 7% of an employee’s compensation annually. Our provision for matching and profit sharing contributions for the three years ended December 31, 2013, 2012 and 2011 was approximately $3.1 million, $3.8 million and $3.4 million, respectively.

Other Plans
We have a defined benefit pension plan covering certain hourly employees of a subsidiary (“Pension Plan”). Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of this defined benefit pension plan are composed primarily of fixed income and equity securities. We also have a retirement plan covering certain current and retired employees (the "LaBarge Retirement Plan").
The components of net periodic pension cost for both plans are as follows:

	(In thousands) Years Ended December 31,
	2013	2012	2011
Service cost	$843	$749	$523
Interest cost	1,160	1,167	1,043
Expected return on plan assets	(1,222)	(1,060)	(1,053)
Amortization of actuarial losses	1,093	1,147	430
Net periodic pension cost	$1,874	$2,003	$943
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for 2013 were as follows:

(In thousands) Year Ended December 31,
2013
Amortization of actuarial loss - total before tax (1)	$1,093
Tax benefit	(408)
Net of tax	$685

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

The estimated net actuarial loss for both plans that will be amortized from accumulated other comprehensive loss into net periodic cost during 2014 is $0.4 million.

The obligations and funded status of both plans are as follows:

	(In thousands) December 31,
	2013	2012
Change in benefit obligation(1)
Beginning benefit obligation (January 1)	$31,142	$28,605
Service cost	843	749
Interest cost	1,160	1,167
Actuarial (gain) loss	(3,372)	1,633
Benefits paid	(1,335)	(1,012)
Ending benefit obligation (December 31)	$28,438	$31,142
Change in plan assets
Beginning fair value of plan assets (January 1)	$14,687	$11,945
Return on assets	2,509	1,513
Employer contribution	2,506	2,241
Benefits paid	(1,335)	(1,012)
Ending fair value of plan assets (December 31)	$18,367	$14,687
Funded status (under funded)	$(10,071)	$(16,455)
Amounts recognized in the consolidated balance sheet
Current liabilities	$497	$672
Non-current liabilities	$9,574	$15,783
Unrecognized loss included in accumulated other comprehensive loss
Beginning unrecognized loss, before tax (January 1)	$11,934	$11,902
Amortization	(1,093)	(1,147)
Liability (gain) loss	(3,372)	1,633
Asset (gain) loss	(1,286)	(454)
Ending unrecognized loss, before tax (December 31)	$6,183	$11,934
Tax impact	(2,321)	(4,466)
Unrecognized loss included in accumulated other comprehensive loss, net of tax	$3,862	$7,468
Prepaid benefit cost included in other assets	$1,135	$913
Accrued benefit cost included in other liabilities	$5,024	$5,433

(1)	Projected benefit obligation equals the accumulated benefit obligation for the plans.
On December 31, 2013, our annual measurement date, the accumulated benefit obligation exceeded the fair value of the plans assets by $10.1 million. Such excess is referred to as an unfunded accumulated benefit obligation. We recorded unrecognized loss included in accumulated other comprehensive loss, net of tax at December 31, 2013 and 2012 of $3.9 million and $7.5 million, respectively, which decreased shareholders’ equity and was included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be decreased or be eliminated if either interest rates increase or market performance and plan returns improve or contributions cause the Pension Plan to return to fully funded status.
Our Pension Plan asset allocations at December 31, 2013 and 2012, by asset category, were as follows:

	December 31,
	2013	2012
Equity securities	78%	74%
Cash and equivalents	4%	20%
Debt securities	18%	6%
Total(1)	100%	100%

(1)	Our overall investment strategy is to achieve an asset allocation within the following ranges to achieve an appropriate rate of return relative to risk.

Cash	0-25%
Fixed income securities	0-50%
Equities	50-95%
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

	(In thousands) Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and other investments	$716	$—	$—	$716
Fixed income securities	3,328	—	—	3,328
Equities(1)	10,674	3,649	—	14,323
Total	$14,718	$3,649	$—	$18,367

	(In thousands) Year Ended December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and other investments	$2,905	$—	$—	$2,905
Fixed income securities	—	860	—	860
Equities(1)	8,441	2,481	—	10,922
Total	$11,346	$3,341	$—	$14,687

(1)	Represents mutual funds and commingled accounts which invest primarily in equities, but may also hold fixed income securities, cash and other investments.
The valuation techniques used to determine fair value are as follows. Commingled funds with publicly quoted prices and active trading are classified as Level 1 investments. For commingled funds that are not publicly traded and have ongoing subscription and redemption activity, the fair value of the investment is the net asset value (“NAV”) per share, derived from the underlying securities’ quoted prices in active markets. These funds are classified as Level 2 investments.
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
The weighted-average assumptions used to determine the net periodic benefit costs under the two plans were as follows:

	Years Ended December 31,
	2013	2012	2011
Discount rate used to determine pension expense
Pension Plan	4.00%	4.30%	5.50%
LaBarge Retirement Plan	3.10%	3.75%	4.75%

The weighted-average assumptions used to determine the benefit obligations under the two plans were as follows:

	December 31,
	2013	2012	2011
Discount rate used to determine value of obligations
Pension Plan	4.75%	4.00%	4.30%
LaBarge Retirement Plan	4.00%	3.10%	3.75%
Long-term rate of return - Pension Plan only	8.00%	8.50%	8.50%
The following benefit payments under both plans, which reflect expected future service, as appropriate, are expected to be paid:

	(In thousands)
	Pension Plan	LaBarge Retirement Plan
2014	$957	$497
2015	1,045	496
2016	1,072	493
2017	1,113	486
2018	1,201	476
Thereafter	6,854	2,110
Our funding policy is to contribute cash to our plans so that the minimum contribution requirements established by government funding and taxing authorities are met. We expect to make contributions of $2.0 million to the plans in 2014.

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

Note 12. Leases
We lease certain facilities and equipment for periods ranging from one to nine years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2013, 2012 and 2011 was $7.9 million, $8.2 million and $7.3 million, respectively. Future minimum rental payments under operating leases having initial or remaining non-cancelable terms in excess of one year at December 31, 2013 were as follows:

(In thousands)
2014	$5,954
2015	5,156
2016	3,590
2017	1,651
2018	620
Thereafter	486
Total	$17,457

Note 13. Income Taxes
Our pre-tax income attributable to foreign operations is not material. The provision for income tax (benefit) expense consisted of the following:

	(In thousands) Years Ended December 31,
	2013	2012	2011
Current tax (benefit) expense
Federal	$(2,357)	$2,624	$2,133
State	432	(579)	(223)
	(1,925)	2,045	1,910
Deferred tax (benefit) expense
Federal	576	4,420	(6,044)
State	(344)	(887)	(608)
	232	3,533	(6,652)
Income tax (benefit) expense	$(1,693)	$5,578	$(4,742)
Deferred tax (liabilities) assets were composed of the following:

	(In thousands) December 31,
	2013	2012
Accrued expenses	$428	$221
Allowance for doubtful accounts	183	177
Contract overrun reserves	2,178	139
Deferred compensation	141	164
Employment-related reserves	2,982	2,657
Environmental reserves	778	762
Federal tax credit carryforwards	3,290	2,454
Inventory reserves	5,519	1,942
Pension obligation	2,297	4,445
Prepaid insurance	(666)	406
State net operating loss carryforwards	995	818
State tax credit carryforwards	3,887	3,253
Stock-based compensation	3,077	4,012
Workers’ compensation	121	35
Other	1,355	1,208
	26,565	22,693
Depreciation	(6,182)	(5,424)
Goodwill	(8,819)	(5,764)
Intangibles	(62,777)	(66,015)
Unbilled receivables	(1,409)	(1,251)
Valuation allowance	(5,017)	(4,120)
Net deferred tax liabilities	$(57,639)	$(59,881)
We have federal tax credit carryforwards of $3.3 million, which begin to expire in 2032. We have recorded benefits for those carryforwards expected to be utilized on tax returns filed in the future.
We have state tax credit carryforwards of $5.9 million, which begin to expire in 2017, and state net operating losses of $24.4 million, which begin to expire in 2016. We have recorded benefits for those carryforwards expected to be utilized on tax returns filed in the future.

We have established a valuation allowance for items that are not expected to provide future tax benefits. We believe it is more likely than not that we will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation between the expected and effective tax rates were as follows:

	Years Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	(35.0)%
State income taxes (net of federal benefit)	2.0	(2.8)	(2.2)
Acquisition costs	—	—	2.0
Benefit of qualified domestic production activities	(12.8)	(2.7)	(0.5)
Benefit of research and development tax credits	(59.5)	(4.3)	(2.6)
Goodwill impairment	—	—	28.8
Increase in valuation allowance	1.2	9.9	—
Non deductible book expenses	2.2	0.6	0.2
Recognition of deferred tax assets	11.0	—	—
Reduction of state effective tax rate	—	(7.0)	—
Reduction of tax reserves	—	(4.0)	—
Unremitted (losses) earnings of foreign subsidiary	(0.9)	0.8	0.3
Other	(0.3)	(0.2)	(0.1)
Effective income tax (benefit) rate	(22.1)%	25.3%	(9.1)%
The deduction for qualified domestic production activities is treated as a “special deduction” which has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction is reported in our rate reconciliation.
We recorded an income tax benefit of $1.7 million (an effective tax benefit of 22.1%) in 2013, compared to an income tax expense of $5.6 million (an effective tax rate of 25.3%) in 2012.
The effective tax rate for 2013 included $2.0 million of 2012 federal research and development tax credit benefits recognized in the first quarter of 2013 as a result of the American Taxpayer Relief Act of 2012 (the “Act”), passed in January 2013. This Act includes an extension of the federal research and development tax credit for the amounts paid or incurred after December 31, 2011 and before January 1, 2014. We recognized total federal research and development tax credit benefits of $4.5 million in 2013. The effective tax rate for 2012 included no federal research and development tax credit benefits. The 2012 tax rate was impacted by a charge for a valuation allowance for state research and development tax credits of $2.2 million, partially offset by a $1.6 million tax benefit as a result of the LaBarge Acquisition, which allowed us to file state consolidated tax returns in 2012. The $2.2 million valuation allowance was the result of new state legislation passed in the fourth quarter of 2012. The new legislation reduces the amount of our income apportioned to California, thus reducing our ability to realize the benefits of the state research and development tax credits previously recorded. Currently, the federal research and development tax credit benefits have not been extended into 2014. We cannot predict whether such an extension will be granted.
We record the interest and penalty charge, if any, with respect to uncertain tax positions as a component of tax expense. During the three years ended December 31, 2013, 2012 and 2011, we recognized approximately zero, $(0.1) million and $0.1 million in interest expense (benefit) related to uncertain tax positions. We had approximately $0.1 million of interest and penalties accrued at both December 31, 2013 and 2012.
Our total amount of unrecognized tax benefits was approximately $2.6 million and $1.7 million at December 31, 2013 and 2012, respectively. Most of these amounts, if recognized, would affect the annual income tax rate. It is reasonably possible that the unrecognized tax benefits could be reduced by $0.2 million in the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	(In thousands) Years Ended December 31,
	2013	2012
Balance at January 1,	$1,656	$2,194
Additions based on tax positions related to the current year	668	214
Additions for tax positions for prior years	538	68
Reductions for tax positions for prior years	(265)	(820)
Balance at December 31,	$2,597	$1,656
Federal income tax returns after 2009, California franchise (income) tax returns after 2009 and other state income tax returns after 2009 are subject to examination.

Note 14. Contingencies
Ducommun is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas (the “District Court”). The lawsuit is a qui tam action brought by three former The Boeing Company (“Boeing”) employees (“Relators”) against Boeing and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to Boeing which were installed by Boeing in aircraft ultimately sold to the United States Government and that Boeing and Ducommun submitted or caused to be submitted false claims for payment relating to 21 aircraft sold by Boeing to the United States Government. The lawsuit seeks damages in an amount equal to three times the amount of damages the United States Government sustained because of the defendants’ actions, plus a civil penalty of $10 thousand for each false claim made on or before September 28, 1999, and $11 thousand for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. The Relators claim that the United States Government sustained damages of $1.6 billion (the contract purchase price of 21 aircraft) or, alternatively, $851 million (the alleged diminished value and increased maintenance cost of the 21 aircraft. After investigating the allegations, the United States Government has declined to intervene in the lawsuit. Ducommun and Boeing have filed motions for summary judgment to dismiss the lawsuit. The motions for summary judgment are pending before the District Court. Ducommun intends to defend itself vigorously against the lawsuit. Ducommun, at this time, is unable to estimate what, if any, liability it may have in connection with the lawsuit.
DAS has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established a reserve for its estimated liability for such investigation and corrective action of approximately $1.5 million at December 31, 2013, which is reflected in other long-term liabilities on its consolidated balance sheet.
DAS also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between approximately $0.4 million and $3.1 million. Ducommun has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $0.4 million at December 31, 2013, which is reflected in other long-term liabilities on its consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Note 15. Major Customers and Concentrations of Credit Risk
We provide proprietary products and services to the Department of Defense and various United States Government agencies, and most of the aerospace and aircraft manufacturers who receive contracts directly from the U.S. Government as an original equipment manufacturer (“prime manufacturers”). In addition, we also service technology-driven markets in the industrial, natural resources and medical and other end-use markets. As a result, we have significant net sales to certain customers. Sales to Boeing and Raytheon Company (“Raytheon”) were approximately ten percent or greater of total net sales for 2013. Accounts receivable were diversified over a number of different commercial, military and space programs and were made by both operating segments. Net sales to our top ten customers, including Boeing and Raytheon, represented the following percentages of total net sales:

	Years Ended December 31,
	2013	2012	2011
Boeing	18%	17%	19%
Raytheon	10%	7%	9%
Top ten customers	57%	54%	58%
Boeing and Raytheon represented the following percentages of total accounts receivable:

	December 31,
	2013	2012
Boeing	12%	12%
Raytheon	8%	10%
In 2013, 2012 and 2011, sales to foreign customers worldwide, based upon the location of the customer, were $66.0 million, $52.1 million and $50.9 million, respectively. We have manufacturing facilities in Thailand and Mexico. The amounts of revenues, profitability and identifiable long-lived assets attributable to foreign sales activity were not material when compared with the revenue, profitability and identifiable assets attributed to United States domestic operations during 2013, 2012 and 2011. We had no sales to a foreign country greater than 3% of total sales in 2013, 2012 and 2011. We are not subject to any significant foreign currency risks since all sales are made in United States dollars.

Note 16. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, DAS and DLT, each of which is a reportable operating segment.

Financial information by reportable operating segment was as follows:

	(In thousands) Years Ended December 31,
	2013	2012	2011
Net Sales
DAS	$315,232	$309,982	$292,759
DLT	421,418	437,055	288,155
Total Net Sales	$736,650	$747,037	$580,914
Segment Operating Income (Loss) (1)
DAS (5)	$18,122	$28,792	$25,798
DLT (2)(3)	36,181	40,698	(33,390)
	54,303	69,490	(7,592)
Corporate General and Administrative Expenses (1)(2)(4)	(16,735)	(14,677)	(26,535)
Operating Income (Loss)	$37,568	$54,813	$(34,127)
Depreciation and Amortization Expenses
DAS	$12,406	$10,313	$9,953
DLT	18,346	18,934	11,445
Corporate Administration	174	166	60
Total Depreciation and Amortization Expenses	$30,926	$29,413	$21,458
Capital Expenditures
DAS	$8,287	$7,950	$8,798
DLT	5,000	7,809	5,454
Corporate Administration	116	54	284
Total Capital Expenditures	$13,403	$15,813	$14,536

(1)	Includes cost not allocated to either the DLT or DAS operating segments.

(2)
The 2012 and 2011 periods include merger-related transaction costs of $0.3 million and $12.4 million, respectively, in Corporate General and Administrative Expenses related to the LaBarge Acquisition. In addition, the 2012 and 2011 periods include $0.4 million and $3.7 million, respectively, in DLT resulting from a change-in-control provision for certain key executives and employees arising in connection with the LaBarge Acquisition.

(3)	Includes approximately $54.3 million of goodwill impairment expense in 2011.

(4)
The 2013, 2012 and 2011 periods include $1.2 million, $0.6 million and $0.5 million, respectively, of workers' compensation insurance expenses included in gross profit and not allocated to the operating segments.

(5)
The 2013 period includes $14.1 million in charges related to fourth quarter asset impairment charges of $5.7 million on the Embraer Legacy 450/500 contracts and $1.3 million on the Boeing 777 wing tip contract; forward loss reserves of $3.9 million on the Embraer Legacy 450/500 contracts and $1.3 million on the Boeing 777 wing tip contract; and inventory write-offs of $1.9 million on the Embraer Legacy 450/500 contracts.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets for 2013 and 2012:

	(In thousands) December 31,
	2013	2012
Total Assets
DAS	$241,502	$248,326
DLT	444,224	465,217
Corporate Administration	78,473	66,546
Total Assets	$764,199	$780,089
Goodwill and Intangibles
DAS	$65,213	$67,459
DLT	262,192	270,837
Total Goodwill and Intangibles	$327,405	$338,296
Note 17. Supplemental Quarterly Financial Data (Unaudited)

	(In thousands, except per share amounts)
	Three Months Ended 2013				Three Months Ended 2012
	Dec 31	Sep 28	Jun 29	Mar 30	Dec 31	Oct 1	Jun 30	Mar 31
Net Sales	$187,975	$181,288	$191,472	$175,915	$193,892	$184,097	$184,705	$184,343
Gross Profit	19,944	32,304	37,316	32,853	35,450	35,580	35,951	34,471
(Loss) Income Before Taxes	(6,980)	4,550	7,601	2,479	6,618	5,999	5,778	3,620
Income Tax (Benefit) Expense	(2,476)	(86)	2,097	(1,228)	3,183	894	271	1,230
Net (Loss) Income	$(4,504)	$4,636	$5,504	$3,707	$3,435	$5,105	$5,507	$2,390
Earnings (Loss) Per Share
Basic (loss) earnings per share	$(0.42)	$0.43	$0.52	$0.35	$0.32	$0.48	$0.52	$0.23
Diluted (loss) earnings per share	$(0.42)	$0.42	$0.51	$0.35	$0.32	$0.48	$0.52	$0.23

In the fourth quarter of 2013, we recorded charges of $14.1 million in the DAS segment related to the Embraer Legacy 450/500 and Boeing 777 wing tip contracts. The charges were comprised of asset impairment charges of $5.7 million on the Embraer Legacy 450/500 contracts and $1.3 million on the Boeing 777 wing tip contract; forward loss reserves of 3.9 million on the Embraer Legacy 450/500 contracts and $1.3 million on the Boeing 777 wing tip contract; and inventory write-offs of $1.9 million on the Embraer Legacy 450/500 contracts.
In the first quarter of 2013, we recognized an income tax benefit of $2.0 million related to the extension of federal research and development tax credit benefits under the American Taxpayer Relief Act of 2012.
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

DUCOMMUN INCORPORATED
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in thousands)
SCHEDULE II

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2013
Allowance for Doubtful Accounts	$566	$430	$—	$507	$489
Valuation Allowance on Deferred Tax Assets	4,120	999	—	102	5,017
2012
Allowance for Doubtful Accounts	$488	$115	$—	$37	$566
Valuation Allowance on Deferred Tax Assets	2,008	2,182	—	70	4,120
2011
Allowance for Doubtful Accounts(1)	$415	$126	$76	$129	$488
Valuation Allowance on Deferred Tax Assets	1,323	685	—	—	2,008

(1)	The approximately $0.1 million charged to other accounts was related to acquisitions.

EXHIBIT INDEX

Exhibit
No.        Description

2.1	Agreement and Plan of Merger, dated as of April 3, 2011, among Ducommun Incorporated, DLBMS, Inc. and LaBarge, Inc. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 5, 2011.

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 29, 1990. Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 1990.

3.2
Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 27, 1998. Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 1998.

3.3	Bylaws as amended and restated on March 19, 2013. Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 22, 2013.

3.4	Amendment No. 2 to Bylaws dated August 1, 2013. Incorporated by reference to Exhibit 99.2 to Form 8-K dated August 5, 2013.

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

10.3
Amendment No. 1 to Credit Agreement, dated as of March 28, 2013, by and among Ducommun Incorporated, certain of its subsidiaries, UBS AG, Stamford Branch as administrative agent, collateral agent, swingline bank and issuing bank and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 28, 2013.

10.4
Amendment No. 2 to Credit Agreement, dated as of October 18, 2013 by and among Ducommun Incorporated, certain of its subsidiaries, and UBS AG, Stamford Branch, as administrative agent, collateral agent, swingline bank and issuing bank, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 23, 2013.

* 10.5	2007 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 29, 2010.

*10.6	2013 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 25, 2013.

*10.7
Form of Nonqualified Stock Option Agreement, for grants to employees under the 2013 Stock Incentive Plan, the 2007 Stock Incentive Plant and the 2001 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.

*10.8	Form of Nonqualified Stock Option Agreement, for nonemployee directors under the 2007 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999.

*10.9	Form of Performance Stock Unit Agreement for 2011. Incorporated by reference to Exhibit 10.9 to Form 10-K for year ended December 31, 2010.

*10.10	Form of Performance Stock Unit Agreement for 2012 and after. Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 29, 2012.

*10.11	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 8, 2007.

*10.12	Form of Directors’ Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.

Exhibit
No.        Description

*10.13
Form of Key Executive Severance Agreement entered with five current executive officers of Ducommun. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2008. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2008. All of the Key Executive Severance Agreements are identical except for the name of the executive officer, the address for notice, and the of the Agreement:

Executive Officer	Date of Agreement
Joseph P. Bellino	November 5, 2009
Joel H. Benkie	December 13, 2013
James S. Heiser	December 31, 2007
Anthony J. Reardon	December 31, 2007
Rose F. Rogers	November 5, 2009

*10.14
Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Kathryn M. Andrus	January 30, 2008
Richard A. Baldridge	March 19, 2013
Joseph C. Berenato	November 4, 1991
Joseph P. Bellino	September 15, 2008
Joel H. Benkie	February 12, 2013
Gregory S. Churchill	March 19, 2013
Robert C. Ducommun	December 31, 1985
Dean W. Flatt	November 5, 2009
Douglas L. Groves	February 12, 2013
Jay L. Haberland	February 2, 2009
James S. Heiser	May 6, 1987
Robert D. Paulson	March 25, 2003
Anthony J. Reardon	January 8, 2008
Rosalie F. Rogers	July 24, 2008

*10.15	Ducommun Incorporated 2014 Bonus Plan.

*10.16	Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.

*10.17	Employment Letter Agreement dated September 5, 2008 between Ducommun Incorporated and Joseph P. Bellino. Incorporated by reference to Exhibit 99.1 to Form 8-K dated September 18, 2008.

*10.18	Employment Letter Agreement dated May 3, 2012 between Ducommun Incorporated and Joel H. Benkie. Incorporated by reference to Exhibit 99.1 to Form 8-K dated June 4, 2012.

11	Reconciliation of the Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations.

21	Subsidiaries of registrant.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.        Description

101.INS	XBRL Instance Document
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

DUCOMMUN INCORPORATED

Date: February 27, 2014	By:	/s/ Joseph P. Bellino
Joseph P. Bellino
Vice President, Treasurer and Chief Financial Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2014	By:	/s/ Anthony J. Reardon
Anthony J. Reardon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2014	By:	/s/ Joseph P. Bellino
Joseph P. Bellino
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date: February 27, 2014	By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

DIRECTORS

By:	/s/ Richard A. Baldridge Richard A. Baldridge	Date:	February 27, 2014

By:	/s/ Gregory S. Churchill Gregory S. Churchill	Date:	February 27, 2014

By:	/s/ Joseph C. Berenato Joseph C. Berenato	Date:	February 27, 2014

By:	/s/ Robert C. Ducommun Robert C. Ducommun	Date:	February 27, 2014

By:	/s/ Dean M. Flatt Dean M. Flatt	Date:	February 27, 2014

By:	/s/ Jay L. Haberland Jay L. Haberland	Date:	February 27, 2014

By:	/s/ Robert D. Paulson Robert D. Paulson	Date:	February 27, 2014

By:	/s/ Anthony J. Reardon Anthony J. Reardon	Date:	February 27, 2014