Form 10-Q
period 2014-03-29
DUCOMMUN INC /DE/
filed 2014-04-28
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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
 _________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 14, 2014, the registrant had 10,856,332 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net Sales	$179,753	$175,915
Cost of Sales	144,683	143,062
Gross Profit	35,070	32,853
Selling, General and Administrative Expenses	21,087	22,551
Operating Income	13,983	10,302
Interest Expense	7,125	7,823
Income Before Taxes	6,858	2,479
Income Tax Expense (Benefit)	2,229	(1,228)
Net Income	$4,629	$3,707
Earnings Per Share
Basic earnings per share	$0.43	$0.35
Diluted earnings per share	$0.42	$0.35
Weighted-Average Number of Common Shares Outstanding
Basic	10,844	10,600
Diluted	11,107	10,670
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net Income	$4,629	$3,707
Other Comprehensive Loss
Amortization of actuarial loss and prior service costs, net of tax benefit of $36 and $102 for the three months ended March 29, 2014 and March 30, 2013, respectively	(69)	(172)
Other Comprehensive Loss	(69)	(172)
Comprehensive Income	$4,560	$3,535
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 29,	December 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$29,415	$48,814
Accounts receivable, net of allowance for doubtful accounts of $427 and $489 at March 29, 2014 and December 31, 2013, respectively	100,570	91,909
Inventories	148,895	140,507
Production cost of contracts	10,479	11,599
Deferred income taxes	13,836	10,850
Other current assets	21,664	27,085
Total Current Assets	324,859	330,764
Property and Equipment, Net	94,168	96,090
Goodwill	161,940	161,940
Intangibles, Net	162,875	165,465
Other Assets	9,320	9,940
Total Assets	$753,162	$764,199
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$25	$25
Accounts payable	53,973	58,111
Accrued liabilities	39,628	45,453
Total Current Liabilities	93,626	103,589
Long-Term Debt, Less Current Portion	325,171	332,677
Deferred Income Taxes	70,556	68,489
Other Long-Term Liabilities	18,922	19,750
Total Liabilities	508,275	524,505
Commitments and Contingencies (Notes 8, 10)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 10,999,632 and 10,960,054 issued at March 29, 2014 and December 31, 2013, respectively	110	110
Treasury stock, at cost - held in treasury 143,300 shares at March 29, 2014 and December 31, 2013	(1,924)	(1,924)
Additional paid-in capital	71,037	70,542
Retained earnings	179,457	174,828
Accumulated other comprehensive loss	(3,793)	(3,862)
Total Shareholders’ Equity	244,887	239,694
Total Liabilities and Shareholders’ Equity	$753,162	$764,199
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash Flows from Operating Activities
Net Income	$4,629	$3,707
Adjustments to Reconcile Net Income to
Net Cash (Used in) Provided by Operating Activities:
Depreciation and amortization	7,426	7,033
Stock-based compensation expense	364	693
Deferred income taxes	(919)	(2,040)
Recovery of doubtful accounts	(62)	(157)
Other	88	246
Changes in Assets and Liabilities:
Accounts receivable	(8,599)	1,066
Inventories	(8,388)	(1,084)
Production cost of contracts	513	(2,559)
Other assets	5,440	1,456
Accounts payable	(4,138)	(2,097)
Accrued and other liabilities	(6,067)	(12,386)
Net Cash Used in Operating Activities	(9,713)	(6,122)
Cash Flows from Investing Activities
Purchases of property and equipment	(2,192)	(2,612)
Proceeds from sale of assets	5	5
Net Cash Used in Investing Activities	(2,187)	(2,607)
Cash Flows from Financing Activities
Repayment of term loan and other debt	(7,506)	(7,506)
Debt issue cost paid	—	(181)
Net proceeds from issuance of common stock under stock plans	7	(127)
Net Cash Used in Financing Activities	(7,499)	(7,814)
Net Decrease in Cash and Cash Equivalents	(19,399)	(16,543)
Cash and Cash Equivalents at Beginning of Period	48,814	46,537
Cash and Cash Equivalents at End of Period	$29,415	$29,994
Supplemental Disclosures of Cash Flow Information
Interest paid	$11,397	$12,037
Taxes paid	$58	$563
Non-cash activities:
Purchases of property and equipment not paid	$182	$—
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun,” the “Company,” “we,” “us” or “our”), after eliminating intercompany balances and transactions. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
Our significant accounting policies were described in Part IV, Item 15(a)(1), “Note 1. Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013. We followed the same accounting policies for interim reporting. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 29, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
Our fiscal quarters end on the Saturday closest to the end of March, June and September for the first three fiscal quarters of each year, and ends on December 31 for our fourth fiscal quarter.
Certain reclassifications have been made to prior period amounts to conform to the current year’s presentation.
Use of Estimates
Certain amounts and disclosures included in the unaudited condensed consolidated financial statements required management to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
Description of Business
We are a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace, defense industrial, natural resources, medical and other industries. Our subsidiaries are organized into two strategic businesses: Ducommun AeroStructures (“DAS”) and Ducommun LaBarge Technologies (“DLT”), each of which is a reportable operating segment. DAS designs, engineers and manufactures large, complex contoured aerospace structural components and assemblies and supplies composite and metal bonded structures and assemblies. DAS’s products are used on commercial aircraft, military fixed-wing aircraft and military and commercial rotary-wing aircraft. DLT designs, engineers and manufactures high-reliability products used in worldwide technology-driven markets including aerospace and defense, natural resources, industrial and medical and other end-use markets. DLT’s product offerings range from prototype development to complex assemblies. All reportable operating segments follow the same accounting principles.
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
The net earnings, weighted-average number of common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data) Three Months Ended
	March 29, 2014	March 30, 2013
Net earnings	$4,629	$3,707
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	10,844	10,600
Dilutive potential common shares	263	70
Diluted weighted-average common shares outstanding	11,107	10,670
Earnings per share
Basic	$0.43	$0.35
Diluted	$0.42	$0.35
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Three Months Ended
	March 29, 2014	March 30, 2013
Stock options and stock units	254	1,048
Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value below.
Provision for Estimated Losses on Contracts
Provisions for estimated losses on contracts are recorded during the period in which it is determined that total anticipated contract costs will exceed total anticipated contract revenues. The provisions for estimated losses on contracts require management to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Management's estimate of the future cost to complete a contract may include assumptions as to improvements in manufacturing efficiency, reductions in operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to record additional provisions for estimated losses on contracts.
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, as reflected in the consolidated balance sheets under the equity section, was comprised of cumulative pension and retirement liability adjustments, net of tax.
Recent Accounting Pronouncements

New Accounting Guidance Adopted in 2014

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740)” (ASU 2013-11), which required the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This guidance was effective for fiscal years beginning after December 15, 2013, which is our fiscal year 2014, with early adoption permitted. The adoption of this guidance in the three months ended March 29, 2014 reduced deferred tax assets by approximately $0.5 million.

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405)” (ASU 2013-04), which provided guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The new guidance was effective for us beginning January 1, 2014. Early adoption was permitted. The adoption of this guidance in the three months ended March 29, 2014 did not have a material impact on our condensed consolidated financial statements.

Note 2. Inventories
Inventories consisted of the following:

	(In thousands)
	March 29,	December 31,
	2014	2013
Raw materials and supplies	$77,705	$75,985
Work in process	68,531	62,115
Finished goods	9,786	11,580
	156,022	149,680
Less progress payments	7,127	9,173
Total	$148,895	$140,507

Note 3. Goodwill
The carrying amounts of goodwill, by operating segment, were as follows:

	(In thousands)
	Ducommun AeroStructures	Ducommun LaBarge Technologies	Consolidated Ducommun
Gross goodwill	$57,243	$184,970	$242,213
Accumulated goodwill impairment	—	(80,273)	(80,273)
Balance at December 31, 2013	$57,243	$104,697	$161,940
Balance at March 29, 2014	$57,243	$104,697	$161,940

Note 4. Accrued Liabilities
The components of accrued liabilities were as follows:

	(In thousands)
	March 29,	December 31,
	2014	2013
Accrued compensation	$19,537	$19,929
Accrued income tax and sales tax	2,958	1,451
Customer deposits	2,704	3,236
Interest payable	4,095	8,965
Provision for forward loss reserves	4,249	4,825
Other	6,085	7,047
Total	$39,628	$45,453

Note 5. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	March 29,	December 31,
	2014	2013
Senior unsecured notes (fixed 9.75%)	$200,000	$200,000
Senior secured term loan (floating 4.75%)	125,125	132,625
Other debt (fixed 5.41%)	71	77
Total Debt	325,196	332,702
Less current portion	25	25
Total long-term debt	$325,171	$332,677
Weighted-average interest rate	7.83%	7.76%

In the three months ended March 29, 2014, we made voluntary principal prepayments of approximately $7.5 million on our senior secured term loan.
As of March 29, 2014, we had approximately $58.4 million of unused borrowing capacity under the revolving credit facility, after deducting approximately $1.6 million for standby letters of credit.
As of March 29, 2014, we were in compliance with all covenants required by our amended credit agreement. Also as of March 29, 2014, there were no amounts outstanding that would have triggered the leverage covenant under the Amended Credit Agreement. Under the terms of the credit agreement, if, during a given fiscal quarter, (i) the sum of (a) any amounts outstanding under the revolving credit facility plus (b) the amount drawn under any letters of credit exceeds $1.0 million or (ii) the aggregate amount of outstanding letters of credit exceeds $5.0 million, the revolving credit facility will be subject to a maximum total leverage ratio.

The carrying amount of our long-term debt approximated fair value, except for the senior unsecured notes for which the fair value was approximately $223 million. Fair value was estimated using Level 2 inputs, based on the terms of the related debt, recent transactions and estimates using interest rates currently available to us for debt with similar terms and remaining maturities.

Note 6. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At March 29, 2014 and December 31, 2013, no preferred shares were issued or outstanding.

Note 7. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)
	Three Months Ended
	March 29, 2014	March 30, 2013
Service cost	$173	$211
Interest cost	319	290
Expected return on plan assets	(350)	(306)
Amortization of actuarial losses	105	274
Net periodic pension cost	$247	$469
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three months ended March 29, 2014 were as follows:

(In thousands)
Three Months Ended
March 29, 2014
Amortization of actuarial loss - total before tax (1)	$(105)
Tax benefit	36
Net of tax	$(69)

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

Note 8. Indemnifications
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

Note 9. Income Taxes
We recorded an income tax expense of approximately $2.2 million (an effective tax rate of 32.5%) in the first quarter of 2014, compared to an income tax benefit of approximately $1.2 million (an effective tax benefit rate of 49.5%) in the first quarter of 2013.
The effective tax rate for for the three months ended March 29, 2014 does not include a benefit from the federal research and development (“R&D”) tax credit as it expired on December 31, 2013. The three months ended March 30, 2013 included approximately $2.5 million of federal research and development tax credit benefit. This amount included approximately $2.0 million of 2012 federal research and development tax credit benefits recognized in the first quarter 2013 as a result of the American Taxpayer Relief Act of 2012 (the “Act”), passed in January 2013. This Act included an extension of the federal research and development tax credit for the amounts paid or incurred after December 31, 2011 and before January 1, 2014.
Our unrecognized tax benefits were approximately $2.6 million at both March 29, 2014 and December 31, 2013. Most of these amounts, if recognized, would affect the annual income tax rate. It is reasonably possible that the unrecognized tax benefits could be reduced by approximately $0.2 million in the next twelve months.

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
DAS has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established a reserve for its estimated liability for such investigation and corrective action of approximately $1.5 million at March 29, 2014, which is reflected in other long-term liabilities on the consolidated balance sheet.
DAS also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between approximately $0.4 million and $3.1 million. Ducommun has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $0.4 million at March 29, 2014, which is reflected in other long-term liabilities on its consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended
	March 29,	March 30,
	2014	2013
Net Sales
DAS	$81,654	$72,705
DLT	98,099	103,210
Total Net Sales	$179,753	$175,915
Segment Operating Income
DAS	$10,247	$6,631
DLT	7,044	7,934
	17,291	14,565
Corporate General and Administrative Expenses (1)	(3,308)	(4,263)
Operating Income	$13,983	$10,302
Depreciation and Amortization Expenses
DAS	$2,416	$2,327
DLT	5,008	4,663
Corporate Administration	2	43
Total Depreciation and Amortization Expenses	$7,426	$7,033
Capital Expenditures
DAS	$1,285	$1,319
DLT	897	1,052
Corporate Administration	10	241
Total Capital Expenditures	$2,192	$2,612

(1)	Includes costs not allocated to either the DLT or DAS operating segments.
Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. Our segment assets are as follows:

	(In thousands)
	March 29, 2014	December 31, 2013
Total Assets
DAS	$250,281	$241,502
DLT	444,207	444,224
Corporate Administration	58,674	78,473
Total Assets	$753,162	$764,199
Goodwill and Intangibles
DAS	$64,785	$65,213
DLT	260,030	262,192
Total Goodwill and Intangibles	$324,815	$327,405

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Ducommun Incorporated (“Ducommun,” “the Company,” “we,” “us” or “our”) is a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace, defense, industrial, natural resources, medical and other industries. Ducommun differentiates itself as a full-service solution-based provider, offering a wide range of value-added products and services in our primary businesses of electronics, structures and integrated solutions. We operate through two primary business units: Ducommun LaBarge Technologies (“DLT”) and Ducommun AeroStructures (“DAS”).
First quarter 2014 highlights were as follows:

•	First quarter revenue grew to $179.8 million from $175.9 million in the prior-year period.

•	The Company reported net income of approximately $4.6 million, or $0.42 per diluted share.

•	EBITDA for the quarter was $21.4 million.

•	We made voluntary principal prepayments totaling $7.5 million on our term loan during the quarter.

•	Firm backlog as of March 29 was approximately $605 million.
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) was approximately $21.4 million and $17.3 million for the three months ended March 29, 2014 and March 30, 2013, respectively. See “Non-GAAP Financial Measures” below for certain information regarding EBITDA, including reconciliation of EBITDA to net income.
Non-GAAP Financial Measures
When viewed with our financial results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and accompanying reconciliations, we believe EBITDA provides additional useful information to clarify and enhance the understanding of the factors and trends affecting our past performance and future prospects. We define these measures, explain how they are calculated and provide reconciliations of these measures to the most comparable GAAP measure in the tables below. EBITDA and the related financial ratios, as presented in this Form 10-Q, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as measures of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.
We use EBITDA as a non-GAAP operating performance measure internally as complementary financial measures to evaluate the performance and trends of our businesses. We present EBITDA and the related financial ratios, as applicable, because we believe that measures such as these provide useful information with respect to our ability to meet our future debt service, capital expenditures, working capital requirements and overall operating performance.
EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

•	They do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	They do not reflect changes in, or cash requirements for, our working capital needs;

•	They do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

•	They are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;

•	They do not reflect the impact on earnings of charges resulting from matters unrelated to our ongoing operations; and

•	Other companies in our industry may calculate EBITDA differently from us, limiting their usefulness as comparative measures.
Because of these limitations, EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using EBITDA as only supplemental information. See our condensed consolidated financial statements contained in this Form 10-Q report.
However, in spite of the above limitations, we believe that EBITDA is useful to an investor in evaluating our results of operations because these measures:

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
The following financial items have been added back to our net income when calculating EBITDA:

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

Reconciliations of net income to EBITDA and the presentation of EBITDA as a percentage of net sales were as follows:

	(In thousands) Three Months Ended
	March 29,	March 30,
	2014	2013
Net income	$4,629	$3,707
Depreciation and amortization	7,426	7,033
Interest expense	7,125	7,823
Income tax expense (benefit)	2,229	(1,228)
EBITDA	$21,409	$17,335
% of net sales	11.9%	9.9%

EBITDA increased in the three months ended March 29, 2014 compared to the three months ended March 30, 2013, primarily due to improved operating income and lower Corporate general and administrative expenses resulting in increased net income combined with an increase in income tax expense.

RESULTS OF OPERATIONS
First Quarter of 2014 Compared to First Quarter of 2013
The following table sets forth net sales, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Three Months Ended
	March 29, 2014	% of Net Sales	March 30, 2013	% of Net Sales
Net Sales	$179,753	100.0%	$175,915	100.0%
Cost of Sales	144,683	80.5%	143,062	81.3%
Gross Profit	35,070	19.5%	32,853	18.7%
Selling, General and Administrative Expenses	21,087	11.7%	22,551	12.8%
Interest Expense	7,125	4.0%	7,823	4.5%
Income Before Taxes	6,858	3.8%	2,479	1.4%
Income Tax Expense (Benefit)	2,229	1.2%	(1,228)	(0.7)%
Net Income	$4,629	2.6%	$3,707	2.1%

Effective Tax (Benefit) Rate	32.5%	nm	(49.5)%	nm
Diluted Earnings Per Share	$0.42	nm	$0.35	nm
nm = not meaningful

Net Sales by End-Use Market and Operating Segment
Net sales by end-use market and operating segment during the first quarter of 2014 and 2013, respectively, were as follows:

	Three Months Ended
		(In thousands)		% of Net Sales
	Change	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Consolidated Ducommun
Military and space
Defense technologies	$(5,843)	$57,251	$63,094	32%	36%
Defense structures	3,815	34,196	30,381	19%	17%
Commercial aerospace	5,208	56,441	51,233	31%	29%
Natural resources	604	10,775	10,171	6%	6%
Industrial	(774)	9,110	9,884	5%	6%
Medical and other	828	11,980	11,152	7%	6%
Total	$3,838	$179,753	$175,915	100%	100%

DAS
Military and space (defense structures)	$3,815	$34,196	$30,381	42%	42%
Commercial aerospace	5,134	47,458	42,324	58%	58%
Total	$8,949	$81,654	$72,705	100%	100%

DLT
Military and space (defense technologies)	$(5,843)	$57,251	$63,094	59%	61%
Commercial aerospace	74	8,983	8,909	9%	9%
Natural resources	604	10,775	10,171	11%	10%
Industrial	(774)	9,110	9,884	9%	9%
Medical and other	828	11,980	11,152	12%	11%
Total	$(5,111)	$98,099	$103,210	100%	100%
Net sales for the first quarter of 2014 were approximately $179.8 million, compared to approximately $175.9 million for the first quarter of 2013. The net sales increase reflects higher sales in the commercial aerospace, military aircraft and non aerospace and defense end-use markets, partially offset by decreased sales in the defense technologies end-use markets.
Net Sales to Major Customers
A significant portion of our net sales are to our top ten customers as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Boeing	21%	19%
Raytheon	8%	9%
Top ten customers	58%	56%
Boeing and Raytheon represented the following percentages of total accounts receivable:

	March 29, 2014	March 30, 2013
Boeing	16%	16%
Raytheon	7%	7%

The sales and accounts receivable from Boeing and Raytheon are diversified over a number of commercial, military and space programs and were made by both operating segments.
Gross Profit
Gross profit dollars increased year over year in the three months ended March 29, 2014 primarily due to higher net sales. Gross profit margins were up slightly due to favorable product mix.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses decreased year over year in the first quarter of 2014 primarily due to the prior year including an approximate $0.5 million charge related to the Company's debt repricing transaction, $0.3 million in non-recurring professional fees, and higher benefit related costs.
Interest Expense
Interest expense decreased year over year in the first quarter of 2014 primarily due to lower outstanding debt balances and interest rate reduction as a result of repricing our term loan towards the end of the first quarter of 2013.
Income Tax Expense
We recorded an income tax expense of approximately $2.2 million (an effective tax rate of 32.5%) in the first quarter of 2014, compared to an income tax benefit of approximately $1.2 million (an effective tax benefit rate of 49.5%) in the first quarter of 2013.
The effective tax rate for for the three months ended March 29, 2014 does not include a benefit from the federal research and development (“R&D”) tax credit as it expired on December 31, 2013. The three months ended March 30, 2013 included approximately $2.5 million of federal research and development tax credit benefit. This amount included approximately $2.0 million of 2012 federal research and development tax credit benefits recognized in the first quarter of 2013 as a result of the American Taxpayer Relief Act of 2012 (the “Act”), passed in January 2013. This Act included an extension of the federal research and development tax credit for the amounts paid or incurred after December 31, 2011 and before January 1, 2014. The federal R&D tax credit has not been extended for 2014, therefore, there was no federal R&D tax credit benefit recognized in the first quarter of 2014.
Net Income and Earnings per Diluted Share
Net income and earnings per diluted share for the three months ended March 29, 2014 were approximately $4.6 million, or $0.42 per diluted share, compared to approximately $3.7 million, or $0.35 per diluted share, for the three months ended March 30, 2013. Net income for the first quarter of 2014 increased primarily due to higher sales, improved product mix, lower selling, general and administrative expenses, and lower interest expense, partially offset by higher income tax expense.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: DAS and DLT. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the first quarter of 2014 and 2013:

	Three Months Ended
	%	(In thousands)		% of Net Sales
	Change	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net Sales
DAS	12.3%	$81,654	$72,705	45.4%	41.3%
DLT	(5.0)%	98,099	103,210	54.6%	58.7%
Total Net Sales	2.2%	$179,753	$175,915	100.0%	100.0%
Segment Operating Income
DAS		$10,247	$6,631	12.5%	9.1%
DLT		7,044	7,934	7.2%	7.7%
		17,291	14,565
Corporate General and Administrative Expenses (1)		(3,308)	(4,263)	(1.8)%	(2.4)%
Total Operating Income		$13,983	$10,302	7.8%	5.9%
EBITDA
DAS
Operating Income		$10,247	$6,631
Depreciation and Amortization		2,416	2,327
		12,663	8,958	15.5%	12.3%
DLT
Operating Income		7,044	7,934
Depreciation and Amortization		5,008	4,663
		12,052	12,597	12.3%	12.2%
Corporate General and Administrative Expenses (1)
Operating Loss		(3,308)	(4,263)
Depreciation and Amortization		2	43
		(3,306)	(4,220)
EBITDA		$21,409	$17,335	11.9%	9.9%

(1)	Includes costs not allocated to either the DLT or DAS operating segments.
Ducommun AeroStructures
DAS’s net sales year over year in the first quarter of 2014 increased approximately 12% reflecting an approximately 12% increase in commercial aerospace sales and approximately 13% increase in military aircraft product sales.
The DAS segment operating income and EBITDA increased approximately $3.6 million and $3.7 million, respectively, year over year in the first quarter of 2014 primarily due to approximately 12% higher sales and improved product mix.
Ducommun LaBarge Technologies
DLT’s net sales year over year in the first quarter 2014 decreased approximately 5% reflecting approximately 9% decrease in defense technologies sales which was partially off-set by an approximately 2% increase in non aerospace and defense sales.
DLT’s segment operating income and EBITDA decreased approximately $0.9 million and $0.5 million, respectively, year over year during the three months ended March 29, 2014 primarily due to approximately 1% lower operating margins from reduced sales.

Corporate General and Administrative (“CG&A”)
CG&A expenses decreased approximately $0.9 million year over year in the first quarter of 2014 primarily due to the first quarter of the prior year included approximately $0.5 million charge related to the Company's debt repricing transaction, approximately $0.3 million in non-recurring professional fees, and higher benefit related costs.
Backlog
Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net sales. Backlog in non-aerospace and defense markets tends to be of a shorter duration and is generally fulfilled within a 3-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net sales. Approximately $484 million of total backlog is expected to be delivered during the remainder of 2014. The following table summarizes our backlog as of March 29, 2014 and December 31, 2013:

	(In thousands)
	Change	March 29, 2014	December 31, 2013
Consolidated Ducommun
Military and space
Defense technologies	$(23,593)	$193,860	$217,453
Defense structures	6,178	123,911	117,733
Commercial aerospace	(8,580)	222,623	231,203
Natural resources	260	23,065	22,805
Industrial	8,043	21,659	13,616
Medical and other	3,150	20,333	17,183
Total	$(14,542)	$605,451	$619,993
DAS
Military and space (defense structures)	$6,178	$123,911	$117,733
Commercial aerospace	(11,238)	194,292	205,530
Total	$(5,060)	$318,203	$323,263
DLT
Military and space (defense technologies)	$(23,593)	$193,860	$217,453
Commercial aerospace	2,658	28,331	25,673
Natural resources	260	23,065	22,805
Industrial	8,043	21,659	13,616
Medical and other	3,150	20,333	17,183
Total	$(9,482)	$287,248	$296,730

LIQUIDITY AND CAPITAL RESOURCES
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions)
	March 29,	December 31,
	2014	2013
Total debt, including long-term portion	$325.2	$332.7
Weighted-average interest rate on debt	7.83%	7.76%
Term Loan interest rate	4.75%	4.75%
Cash and cash equivalents	$29.4	$48.8
Unused Revolving Credit Facility	$58.4	$58.4
In the first quarter of 2014, we made a voluntary principal prepayment totaling $7.5 million on our term loan. We expect to pay down a total of $25.0 million to $30.0 million on the term loan in 2014.

The Revolving Credit Facility and Term Loan covenants require EBITDA of more than $50.0 million and a maximum leverage ratio under certain circumstances, as well as annual limitations on capital expenditures and limitations on future disposition of property, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness. At March 29, 2014, we were in compliance with all covenants. At March 29, 2014, there were no amounts outstanding that would have triggered the leverage ratio covenant. However, we would have been in compliance with such coverage ratio.
We expect to spend a total of approximately $16.0 million for capital expenditures in 2014 financed by cash generated from operations, which would be higher than 2013, principally to support new contract awards at DAS and DLT. As part of our strategic plan to become a Tier 2 supplier, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
We continue to depend on operating cash flow and the availability of our Revolving Credit Facility to provide short-term liquidity. Cash generated from operations and bank borrowing capacity is expected to provide sufficient liquidity to meet our obligations during the next twelve months.

Cash Flow Summary
Net cash used in operating activities for the first quarter of 2014 increased by approximately $3.6 million to $9.7 million, compared to net cash used of approximately $6.1 million in the prior year quarter. The higher cash usage during the first quarter of 2014 related primarily to an increase in accounts receivable and inventory balances due to payment and order timing differences with certain customers partially off-set by a decrease in other assets and higher net income in the current year period.
Net cash used in investing activities of approximately $2.2 million for the first three months of 2014 included capital expenditures, principally to support new contract awards at DAS and DLT. The decrease from the prior year was primarily due to timing of capital expenditures.
Net cash used in financing activities for the first three months of 2014 of approximately $7.5 million was related to a voluntary principal prepayment on our term loan.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating leases and indemnities.
CRITICAL ACCOUNTING POLICIES
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended March 29, 2014.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At March 29, 2014, we had borrowings of approximately $125.1 million under our Term Loan which bears interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three-, or six-month interest period chosen by us, plus an applicable margin percentage. This LIBOR rate has a floor of 1.00%, and a margin of 3.75%. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 10, “Contingencies,” in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

ITEM 1A. RISK FACTORS
See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 for discussion of risk factors.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 6. Exhibits

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

*10.13
Form of Key Executive Severance Agreement entered with seven current executive officers of Ducommun. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2008. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2008. All of the Key Executive Severance Agreements are identical except for the name of the executive officer, the address for notice, and the date of the Agreement:

Executive Officer	Date of Agreement
Kathryn M. Andrus	February 18, 2014
Joseph P. Bellino	November 5, 2009
Joel H. Benkie	December 13, 2013
Douglas L. Groves	February 18, 2014
James S. Heiser	December 31, 2007
Anthony J. Reardon	December 31, 2007
Rose F. Rogers	November 5, 2009

*10.14
Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Kathryn M. Andrus	January 30, 2008
Richard A. Baldridge	March 19, 2013
Joseph C. Berenato	November 4, 1991
Joseph P. Bellino	September 15, 2008
Joel H. Benkie	February 12, 2013
Gregory S. Churchill	March 19, 2013
Robert C. Ducommun	December 31, 1985
Dean W. Flatt	November 5, 2009
Douglas L. Groves	February 12, 2013
Jay L. Haberland	February 2, 2009
James S. Heiser	May 6, 1987
Robert D. Paulson	March 25, 2003
Anthony J. Reardon	January 8, 2008
Rosalie F. Rogers	July 24, 2008

*10.17	Employment Letter Agreement dated September 5, 2008 between Ducommun Incorporated and Joseph P. Bellino. Incorporated by reference to Exhibit 99.1 to Form 8-K dated September 18, 2008.

*10.18	Employment Letter Agreement dated May 3, 2012 between Ducommun Incorporated and Joel H. Benkie. Incorporated by reference to Exhibit 99.1 to Form 8-K dated June 4, 2012.

*10.19	Form of Performance Stock Unit Agreement for 2014 and after.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
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

Date: April 28, 2014	By:	/s/ Anthony J. Reardon
Anthony J. Reardon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2014	By:	/s/ Joseph P. Bellino
Joseph P. Bellino
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2014	By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)