Form 10-Q
period 2014-06-28
DUCOMMUN INC /DE/
filed 2014-07-28
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 14, 2014, the registrant had 10,897,147 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net Revenues	$186,516	$191,472	$366,269	$367,387
Cost of Sales	149,073	154,156	293,756	297,218
Gross Profit	37,443	37,316	72,513	70,169
Selling, General and Administrative Expenses	20,868	22,273	41,955	44,824
Operating Income	16,575	15,043	30,558	25,345
Interest Expense	6,994	7,442	14,119	15,265
Income Before Taxes	9,581	7,601	16,439	10,080
Income Tax Expense	3,109	2,097	5,338	869
Net Income	$6,472	$5,504	$11,101	$9,211
Earnings Per Share
Basic earnings per share	$0.60	$0.52	$1.02	$0.87
Diluted earnings per share	$0.59	$0.51	$1.00	$0.86
Weighted-Average Number of Common Shares Outstanding
Basic	10,871	10,648	10,864	10,624
Diluted	11,045	10,790	11,122	10,731
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net Income	$6,472	$5,504	$11,101	$9,211
Other Comprehensive Loss
Amortization of actuarial loss and prior service costs, net of tax benefit of approximately $48 and $102 for the three months ended June 28, 2014 and June 29, 2013, respectively, and approximately $84 and $204 for the six months ended June 28, 2014 and June 29, 2013, respectively	(57)	(172)	(126)	(344)
Other Comprehensive Loss	(57)	(172)	(126)	(344)
Comprehensive Income	$6,415	$5,332	$10,975	$8,867
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 28,	December 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$43,751	$48,814
Accounts receivable, net of allowance for doubtful accounts of $254 and $489 at June 28, 2014 and December 31, 2013, respectively	105,209	91,909
Inventories	142,201	140,507
Production cost of contracts	11,023	11,599
Deferred income taxes	11,513	10,850
Other current assets	20,602	27,085
Total Current Assets	334,299	330,764
Property and Equipment, Net	94,070	96,090
Goodwill	161,940	161,940
Intangibles, Net	160,285	165,465
Other Assets	8,660	9,940
Total Assets	$759,254	$764,199
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$26	$25
Accounts payable	53,749	58,111
Accrued liabilities	47,973	45,453
Total Current Liabilities	101,748	103,589
Long-Term Debt, Less Current Portion	317,664	332,677
Deferred Income Taxes	69,747	68,489
Other Long-Term Liabilities	17,456	19,750
Total Liabilities	506,615	524,505
Commitments and Contingencies (Notes 8, 10)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 10,892,133 and 10,960,054 issued at June 28, 2014 and December 31, 2013, respectively	109	110
Treasury stock, at cost; zero and 143,300 shares at June 28, 2014 and December 31, 2013, respectively	—	(1,924)
Additional paid-in capital	70,337	70,542
Retained earnings	185,929	174,828
Accumulated other comprehensive loss	(3,736)	(3,862)
Total Shareholders’ Equity	252,639	239,694
Total Liabilities and Shareholders’ Equity	$759,254	$764,199
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash Flows from Operating Activities
Net Income	$11,101	$9,211
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	15,125	14,173
Stock-based compensation expense	1,288	805
Deferred income taxes	595	1,615
Recovery of doubtful accounts	(235)	(34)
Other	1,111	809
Changes in Assets and Liabilities:
Accounts receivable	(13,066)	(8,243)
Inventories	(1,694)	(588)
Production cost of contracts	(1,734)	(1,843)
Other assets	6,563	(3,473)
Accounts payable	(4,363)	(1,714)
Accrued and other liabilities	835	(3,775)
Net Cash Provided by Operating Activities	15,526	6,943
Cash Flows from Investing Activities
Purchases of property and equipment	(5,997)	(5,253)
Proceeds from sale of assets	51	111
Net Cash Used in Investing Activities	(5,946)	(5,142)
Cash Flows from Financing Activities
Repayment of term loan and other debt	(15,012)	(15,012)
Debt issue cost paid	—	(181)
Net proceeds from issuance of common stock under stock plans	369	365
Net Cash Used in Financing Activities	(14,643)	(14,828)
Net Decrease in Cash and Cash Equivalents	(5,063)	(13,027)
Cash and Cash Equivalents at Beginning of Period	48,814	46,537
Cash and Cash Equivalents at End of Period	$43,751	$33,510
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,440	$1,951
Taxes paid	$3,249	$1,743
Non-cash activities:
Purchases of property and equipment not paid	$722	$—
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 28, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
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
Description of Business
We are a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace, defense, industrial, natural resources, medical and other industries. Our subsidiaries are organized into two strategic businesses: Ducommun AeroStructures (“DAS”) and Ducommun LaBarge Technologies (“DLT”), each of which is a reportable operating segment. DAS designs, engineers and manufactures large, complex contoured aerospace structural components and assemblies and supplies composite and metal bonded structures and assemblies. DAS products are used on commercial aircraft, military fixed-wing aircraft and military and commercial rotary-wing aircraft. DLT designs, engineers and manufactures high-reliability products used in worldwide technology-driven markets including aerospace and defense, natural resources, industrial and medical and other end-use markets. DLT’s product offerings range from prototype development to complex assemblies. All reportable operating segments follow the same accounting principles.
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
The net earnings, weighted-average number of common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data) Three Months Ended		(In thousands, except per share data) Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net earnings	$6,472	$5,504	$11,101	$9,211
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	10,871	10,648	10,864	10,624
Dilutive potential common shares	174	142	258	107
Diluted weighted-average common shares outstanding	11,045	10,790	11,122	10,731
Earnings per share
Basic	$0.60	$0.52	$1.02	$0.87
Diluted	$0.59	$0.51	$1.00	$0.86
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stock options and stock units	248	578	177	595
Cash and Cash Equivalents
Our cash accounts are not reduced for checks written until the checks are presented for payment and paid by our bank. Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value below.
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
Recent Accounting Pronouncements

New Accounting Standards Adopted in 2014

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740)” (“ASU 2013-11”), which required the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This guidance was effective for fiscal years beginning after December 15, 2013, which is our fiscal year 2014, with early adoption permitted. The adoption of this standard at the beginning of our fiscal year 2014 reduced deferred tax assets by approximately $0.6 million as of June 28,2014.

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405)” (“ASU 2013-04”), which provided guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The new guidance was effective for us beginning January 1, 2014. Early adoption was permitted. The adoption of this standard at the beginning of our fiscal year 2014 did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Thus, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective for us beginning January 1, 2016. Early adoption is permitted. We currently do not anticipate the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. It requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. Thus, it depicts the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. Companies have the option of applying the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. Early adoption is not permitted. The new guidance is effective for us beginning January 1, 2017. We are currently evaluating the method and impact that adopting this new accounting standard will have on our condensed consolidated financial statements.

Note 2. Inventories
Inventories consisted of the following:

	(In thousands)
	June 28,	December 31,
	2014	2013
Raw materials and supplies	$78,630	$75,985
Work in process	67,175	62,115
Finished goods	10,365	11,580
	156,170	149,680
Less progress payments	13,969	9,173
Total	$142,201	$140,507

Note 3. Goodwill
The carrying amounts of goodwill, by operating segment, were as follows:

	(In thousands)
	Ducommun AeroStructures	Ducommun LaBarge Technologies	Consolidated Ducommun
Gross goodwill	$57,243	$184,970	$242,213
Accumulated goodwill impairment	—	(80,273)	(80,273)
Balance at December 31, 2013	$57,243	$104,697	$161,940
Balance at June 28, 2014	$57,243	$104,697	$161,940

Note 4. Accrued Liabilities
The components of accrued liabilities were as follows:

	(In thousands)
	June 28,	December 31,
	2014	2013
Accrued compensation	$23,101	$19,929
Accrued income tax and sales tax	1,357	1,451
Customer deposits	1,719	3,236
Interest payable	9,103	8,965
Provision for forward loss reserves	4,680	4,825
Other	8,013	7,047
Total	$47,973	$45,453

Note 5. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	June 28,	December 31,
	2014	2013
Senior unsecured notes (fixed 9.75%)	$200,000	$200,000
Senior secured term loan (floating 4.75%)	117,625	132,625
Other debt (fixed 5.41%)	65	77
Total Debt	317,690	332,702
Less current portion	26	25
Total long-term debt	$317,664	$332,677
Weighted-average interest rate	7.90%	7.76%

We made a voluntary principal prepayment on our senior secured term loan of approximately $7.5 million each quarter for an aggregate total of approximately $15.0 million in both the six months ended June 28, 2014 and June 29, 2013.
As of June 28, 2014, we had approximately $58.4 million of unused borrowing capacity under the revolving credit facility, after deducting approximately $1.6 million for standby letters of credit.
As of June 28, 2014, we were in compliance with all covenants required by our amended credit agreement. Also as of June 28, 2014, there were no amounts outstanding that would have triggered the leverage covenant under the Amended Credit Agreement. Under the terms of the credit agreement, if, during a given fiscal quarter, (i) the sum of (a) any amounts outstanding under the revolving credit facility plus (b) the amount drawn under any letters of credit exceeds $1.0 million or (ii) the aggregate amount of outstanding letters of credit exceeds $5.0 million, the revolving credit facility will be subject to a maximum total leverage ratio.
The carrying amount of our long-term debt approximated fair value, except for the senior unsecured notes for which the fair value was approximately $222.0 million. Fair value was estimated using Level 2 inputs, based on the terms of the related debt, recent transactions and estimates using interest rates currently available to us for debt with similar terms and remaining maturities.

Note 6. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At June 28, 2014 and December 31, 2013, no preferred shares were issued or outstanding.

Note 7. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$173	$211	$346	$422
Interest cost	319	290	638	580
Expected return on plan assets	(351)	(306)	(701)	(612)
Amortization of actuarial losses	105	274	210	548
Net periodic pension cost	$246	$469	$493	$938
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three and six months ended June 28, 2014 were as follows:

	(In thousands)
	Three Months Ended	Six Months Ended
	June 28, 2014	June 28, 2014
Amortization of actuarial loss - total before tax (1)	$(105)	$(210)
Tax benefit	48	84
Net of tax	$(57)	$(126)

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

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

Note 9. Income Taxes
We recorded income tax expense of approximately $3.1 million (effective tax rate of 32.5%) in the three months ended June 28, 2014 compared to approximately $2.1 million (effective tax rate of 27.6%) in the three months ended June 29, 2013.
The effective tax rate for for the three months ended June 28, 2014 did not include any benefit from federal research and development (“R&D”) tax credits as it expired on December 31, 2013. The three months ended June 29, 2013 included federal research and development tax credits benefit of approximately $0.5 million.
We recorded income tax expense of approximately $5.3 million (effective tax rate of 32.5%) in the six months ended June 28, 2014 compared to approximately $0.9 million (effective tax rate of 8.6%) in the six months ended June 29, 2013.
The effective tax rate for for the six months ended June 28, 2014 did not include any benefit from federal R&D tax credits as it expired on December 31, 2013. The six months ended June 29, 2013 included federal research and development tax credits benefit of approximately $3.0 million. This amount included approximately $2.0 million of 2012 federal research and development tax credits benefit recognized in the six months ended June 29, 2013 as a result of the American Taxpayer Relief Act of 2012 (the “Act”), passed in January 2013. The Act included an extension of the federal research and development tax credit for amounts paid or incurred after December 31, 2011 and before January 1, 2014.
Our unrecognized tax benefits were approximately $2.7 million and $2.6 million at June 28, 2014 and December 31, 2013, respectively. Most of these amounts, if recognized, would affect the annual income tax rate. It is reasonably possible that the unrecognized tax benefits could be reduced by approximately $0.2 million in the next twelve months.

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
DAS has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established a reserve for its estimated liability for such investigation and corrective action of approximately $1.5 million at June 28, 2014, which is reflected in other long-term liabilities on the consolidated balance sheet.
DAS also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between approximately $0.4 million and $3.1 million. Ducommun has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $0.4 million at June 28, 2014, which is reflected in other long-term liabilities on its consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net Revenues
DAS	$78,616	$83,992	$160,270	$156,697
DLT	107,900	107,480	205,999	210,690
Total Net Revenues	$186,516	$191,472	$366,269	$367,387
Segment Operating Income
DAS	$9,833	$8,985	$20,079	$15,616
DLT	10,757	11,167	17,801	19,101
	20,590	20,152	37,880	34,717
Corporate General and Administrative Expenses (1)	(4,015)	(5,109)	(7,322)	(9,372)
Operating Income	$16,575	$15,043	$30,558	$25,345
Depreciation and Amortization Expenses
DAS	$3,554	$2,438	$5,970	$4,765
DLT	4,043	4,660	9,051	9,323
Corporate Administration	102	42	104	85
Total Depreciation and Amortization Expenses	$7,699	$7,140	$15,125	$14,173
Capital Expenditures
DAS	$1,435	$1,495	$2,720	$3,049
DLT	2,078	1,128	2,975	2,180
Corporate Administration	14	18	24	24
Total Capital Expenditures	$3,527	$2,641	$5,719	$5,253

(1)	Includes costs not allocated to either the DLT or DAS operating segments.
Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. Our segment assets are as follows:

	(In thousands)
	June 28, 2014	December 31, 2013
Total Assets
DAS	$243,974	$241,502
DLT	443,034	444,224
Corporate Administration	72,246	78,473
Total Assets	$759,254	$764,199
Goodwill and Intangibles
DAS	$64,355	$65,213
DLT	257,870	262,192
Total Goodwill and Intangibles	$322,225	$327,405

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
Second quarter 2014 highlights were as follows:

•	Second quarter revenue was $186.5 million

•	We reported net income of $6.5 million, or $0.59 per diluted share

•	EBITDA for the quarter was $24.3 million

•	We made a voluntary principal prepayment of $7.5 million on our term loan during the quarter

•	Firm backlog as of June 28, 2014 was approximately $623.1 million
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) was approximately $24.3 million and $22.2 million for the three months ended June 28, 2014 and June 29, 2013, respectively. See “Non-GAAP Financial Measures” below for certain information regarding EBITDA, including reconciliation of EBITDA to net income.
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

Reconciliations of net income to EBITDA and the presentation of EBITDA as a percentage of net revenues were as follows:

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net income	$6,472	$5,504	$11,101	$9,211
Depreciation and amortization	7,699	7,140	15,125	14,173
Interest expense	6,994	7,442	14,119	15,265
Income tax expense	3,109	2,097	5,338	869
EBITDA	$24,274	$22,183	$45,683	$39,518
% of net revenues	13.0%	11.6%	12.5%	10.8%

EBITDA increased in the three months ended June 28, 2014 compared to the three months ended June 29, 2013, primarily due to increased net income combined with an increase in depreciation and amortization expense and income tax expense.

RESULTS OF OPERATIONS
Second Quarter of 2014 Compared to Second Quarter of 2013
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Three Months Ended				(in thousands, except per share data) Six Months Ended
	June 28, 2014	% of Net Revenues	June 29, 2013	% of Net Revenues	June 28, 2014	% of Net Revenues	June 29, 2013	% of Net Revenues
Net Revenues	$186,516	100.0%	$191,472	100.0%	$366,269	100.0%	$367,387	100.0%
Cost of Sales	149,073	79.9%	154,156	80.5%	293,756	80.2%	297,218	80.9%
Gross Profit	37,443	20.1%	37,316	19.5%	72,513	19.8%	70,169	19.1%
Selling, General and Administrative Expenses	20,868	11.2%	22,273	11.6%	41,955	11.5%	44,824	12.2%
Interest Expense	6,994	3.7%	7,442	3.9%	14,119	3.9%	15,265	4.2%
Income Before Taxes	9,581	5.1%	7,601	4.0%	16,439	4.5%	10,080	2.7%
Income Tax Expense	3,109	nm	2,097	nm	5,338	nm	869	nm
Net Income	$6,472	3.5%	$5,504	2.9%	$11,101	3.0%	$9,211	2.5%

Effective Tax Rate	32.5%	nm	27.6%	nm	32.5%	nm	8.6%	nm
Diluted Earnings Per Share	$0.59	nm	$0.51	nm	$1.00	nm	$0.86	nm
nm = not meaningful
Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the three and six months of 2014 and 2013, respectively, were as follows:

	Three Months Ended					Six Months Ended
		(In thousands)		% of Net Revenues			(In thousands)		% of Net Revenues
	Change	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Consolidated Ducommun
Military and space
Defense technologies	$(4,747)	$62,590	$67,337	34%	35%	$(10,590)	$119,841	$130,431	33%	35%
Defense structures	(3,612)	30,379	33,991	16%	18%	203	64,575	64,372	18%	18%
Commercial aerospace	258	58,509	58,251	31%	30%	5,466	114,950	109,484	31%	30%
Natural resources	1,909	10,791	8,882	6%	5%	2,513	21,566	19,053	6%	5%
Industrial	1,051	12,709	11,658	7%	6%	277	21,819	21,542	6%	6%
Medical and other	185	11,538	11,353	6%	6%	1,013	23,518	22,505	6%	6%
Total	$(4,956)	$186,516	$191,472	100%	100%	$(1,118)	$366,269	$367,387	100%	100%

DAS
Military and space (defense structures)	$(3,612)	$30,379	$33,991	39%	40%	$203	$64,575	$64,372	40%	41%
Commercial aerospace	(1,764)	48,237	50,001	61%	60%	3,370	95,695	92,325	60%	59%
Total	$(5,376)	$78,616	$83,992	100%	100%	$3,573	$160,270	$156,697	100%	100%

DLT
Military and space (defense technologies)	$(4,747)	$62,590	$67,337	58%	63%	$(10,590)	$119,841	$130,431	58%	62%
Commercial aerospace	2,022	10,272	8,250	10%	8%	2,096	19,255	17,159	10%	8%
Natural resources	1,909	10,791	8,882	9%	7%	2,513	21,566	19,053	10%	9%
Industrial	1,051	12,709	11,658	12%	11%	277	21,819	21,542	11%	10%
Medical and other	185	11,538	11,353	11%	11%	1,013	23,518	22,505	11%	11%
Total	$420	$107,900	$107,480	100%	100%	$(4,691)	$205,999	$210,690	100%	100%
Net revenues for the three months ended June 28, 2014 were approximately $186.5 million, compared to approximately $191.5 million for the three months ended June 29, 2013. The net revenues decrease primarily reflects an approximate 8% lower revenue in the military and space end-use markets, partially offset by an approximate 10% increase in revenue in the non-aerospace and defense (“non-A&D”) end-use markets.
Net revenues for the six months ended June 28, 2014 were approximately $366.3 million, compared to approximately $367.4 million for the six months ended June 29, 2013. The net revenues decrease primarily reflects an approximate 5% lower revenue in the military and space end-use markets, partially offset by an approximate 5% higher revenue in the commercial aerospace end-use markets and an approximate 6% higher revenue in the non-A&D end-use markets.
Net Revenues by Major Customers
A significant portion of our net revenues are to our top ten customers as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Boeing	20%	16%	20%	17%
Raytheon	9%	10%	9%	10%
Total top ten customers	58%	56%	59%	56%
Boeing and Raytheon represented the following percentages of total accounts receivable:

	June 28, 2014	December 31, 2013
Boeing	15%	12%
Raytheon	9%	8%
The revenues and accounts receivable from Boeing and Raytheon are diversified over a number of commercial, military and space programs and were made by both operating segments.
Gross Profit
Gross profit margins and dollars increased year over year in the three months ended June 28, 2014 compared to the three months ended June 29, 2013 primarily due to improved operating performance and an approximately $0.8 million workers’ compensation audit refund related to prior years.
Gross profit margins and dollars increased year over year in the six months ended June 28, 2014 compared to the six months ended June 29, 2013 primarily due to a favorable product mix, improved operating performance and an approximate $0.8 million workers’ compensation audit refund related to prior years.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses decreased year over year in the three months ended June 28, 2014 compared to the three months ended June 29, 2013 primarily due to lower non-recurring professional fees and lower benefit related costs.
SG&A expenses decreased year over year in the six months ended June 28, 2014 compared to the six months ended June 29, 2013 primarily due to lower non-recurring professional fees, lower benefit related costs, combined with the prior year included an approximate $0.5 million charge related to the Company’s debt repricing transaction.
Interest Expense
Interest expense decreased year over year in the three months ended June 28, 2014 compared to the three months ended June 29, 2013 primarily due to lower outstanding debt balances and interest rate reduction as a result of repricing our term loan towards the end of the first quarter of 2013.
Interest expense decreased year over year in the six months ended June 28, 2014 compared to the six months ended June 29, 2013 primarily due to lower outstanding debt balances and interest rate reduction as a result of repricing our term loan towards the end of the first quarter of 2013.
Income Tax Expense
We recorded income tax expense of approximately $3.1 million (effective tax rate of 32.5%) in the three months ended June 28, 2014 compared to approximately $2.1 million (effective tax rate of 27.6%) in the three months ended June 29, 2013.
The effective tax rate for for the three months ended June 28, 2014 did not include any benefit from federal research and development (“R&D”) tax credits as it expired on December 31, 2013. The three months ended June 29, 2013 included federal research and development tax credits benefit of approximately $0.5 million. The federal R&D tax credit has not been extended for 2014, therefore, there was no federal R&D tax credit benefit recognized in the three months ended June 28, 2014.
We recorded income tax expense of approximately $5.3 million (effective tax rate of 32.5%) in the six months ended June 28, 2014 compared to approximately $0.9 million (effective tax rate of 8.6%) in the six months ended June 29, 2013.
The effective tax rate for for the six months ended June 28, 2014 did not include any benefit from federal R&D tax credits as it expired on December 31, 2013. The six months ended June 29, 2013 included federal research and development tax credits benefit of approximately $3.0 million. This amount included approximately $2.0 million of 2012 federal research and development tax credits benefit recognized in the six months ended June 29, 2013 as a result of the American Taxpayer Relief Act of 2012 (the “Act”), passed in January 2013. The Act included an extension of the federal research and development tax credit for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The federal R&D tax credit has not been extended for 2014, therefore, there was no federal R&D tax credit benefit recognized in the six months ended June 28, 2014.

Net Income and Earnings per Diluted Share
Net income and earnings per diluted share for the three months ended June 28, 2014 were approximately $6.5 million, or $0.59 per diluted share, compared to approximately $5.5 million, or $0.51 per diluted share, for the three months ended June 29, 2013. Net income for the three months ended June 28, 2014 increased primarily due to improved operating performance, lower selling, general and administrative expenses, and lower interest expense, partially offset by higher income tax expense.

Net income and earnings per diluted share for the six months ended June 28, 2014 were approximately $11.1 million, or $1.00 per diluted share, compared to approximately $9.2 million, or $0.86 per diluted share, for the six months ended June 29, 2013. Net income for the six months ended June 28, 2014 increased primarily due to a favorable product mix, improved operating performance, lower selling, general and administrative expenses, and lower interest expense, partially offset by higher income tax expense.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: DAS and DLT. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and six months ended June 28, 2014 and June 29, 2013:

	Three Months Ended					Six Months Ended
	%	(In thousands)		% of Net Revenues		%	(In thousands)		% of Net Revenues
	Change	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net Revenues
DAS	(6.4)%	$78,616	$83,992	42.1%	43.9%	2.3%	$160,270	$156,697	43.8%	42.7%
DLT	0.4%	107,900	107,480	57.9%	56.1%	(2.2)%	205,999	210,690	56.2%	57.3%
Total Net Revenues	(2.6)%	$186,516	$191,472	100.0%	100.0%	(0.3)%	$366,269	$367,387	100.0%	100.0%
Segment Operating Income
DAS		$9,833	$8,985	12.5%	10.7%		$20,079	$15,616	12.5%	10.0%
DLT		10,757	11,167	10.0%	10.4%		17,801	19,101	8.6%	9.1%
		20,590	20,152				37,880	34,717
Corporate General and Administrative Expenses (1)		(4,015)	(5,109)	(2.2)%	(2.7)%		(7,322)	(9,372)	(2.0)%	(2.6)%
Total Operating Income		$16,575	$15,043	8.9%	7.9%		$30,558	$25,345	8.3%	6.9%
EBITDA
DAS
Operating Income		$9,833	$8,985				$20,079	$15,616
Depreciation and Amortization		3,554	2,438				5,970	4,765
		13,387	11,423	17.0%	13.6%		26,049	20,381	16.3%	13.0%
DLT
Operating Income		10,757	11,167				17,801	19,101
Depreciation and Amortization		4,043	4,660				9,051	9,323
		14,800	15,827	13.7%	14.7%		26,852	28,424	13.0%	13.5%
Corporate General and Administrative Expenses (1)
Operating Loss		(4,015)	(5,109)				(7,322)	(9,372)
Depreciation and Amortization		102	42				104	85
		(3,913)	(5,067)				(7,218)	(9,287)
EBITDA		$24,274	$22,183	13.0%	11.6%		$45,683	$39,518	12.5%	10.8%

(1)	Includes costs not allocated to either the DLT or DAS operating segments.
Ducommun AeroStructures
DAS’s net revenues in the three months ended June 28, 2014 compared to the three months ended June 29, 2013 decreased approximately 6% reflecting an approximate 4% decrease in commercial aerospace revenue and an approximate 11% decrease in military aircraft revenue. DAS’s net revenues for the six-months ended June 28, 2014 compared to the six months ended June 29, 2013 increased approximately 2% as a result of an approximate 4% increase in commercial aerospace revenue.
The DAS segment operating income and EBITDA increased in the three- and six-month periods ending June 28, 2014, respectively, as a result of improved operating performance and a $0.8 million workers’ compensation audit refund related to prior years.
Ducommun LaBarge Technologies
DLT’s net revenues in the three months ended June 28, 2014 compared to the three months ended June 29, 2013 were essentially flat reflecting an approximate 10% increase in non-aerospace and defense revenue, approximate 25% increase in commercial aerospace revenue, partially offset by an approximate 7% decrease in defense technologies revenue. DLT’s net revenues for the six-months ended June 28, 2014 compared to the six months ended June 29, 2013 decreased approximately 2% reflecting an approximate 8%

decrease in defense technologies revenue which was partially off-set by an approximate 6% increase in non-aerospace and defense revenue and an approximate 12% increase in commercial aerospace revenue.
DLT’s segment operating income and EBITDA decreased in the three month period ending June 28, 2014 compared to the three months ended June 29, 2013 as a result of a decrease in defense technologies revenue. DLT’s segment operating income and EBITDA decreased in the six month period ending June 28, 2014 compared to the six months ended June 29, 2013 as result of a decrease in defense technologies revenue.
Corporate General and Administrative (“CG&A”)
CG&A expenses decreased approximately $1.1 million in the three months ending June 28, 2014 compared to the three months ended June 29, 2013 primarily due to lower non-recurring professional fees and lower benefit costs.
CG&A expenses decreased approximately $2.1 million in the six month period ending June 28, 2014 compared to the six months ended June 29, primarily due to lower non-recurring professional fees and lower benefit costs, combined with the the first quarter of 2013 that included an approximate $0.5 million charge related to our debt repricing transaction.
Backlog
Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in non-aerospace and defense markets tends to be of a shorter duration and is generally fulfilled within a 3-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. Approximately $498.5 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of June 28, 2014 and December 31, 2013:

	(In thousands)
	Change	June 28, 2014	December 31, 2013
Consolidated Ducommun
Military and space
Defense technologies	$(20,279)	$197,174	$217,453
Defense structures	(5,413)	112,320	117,733
Commercial aerospace	20,118	251,321	231,203
Natural resources	(788)	22,017	22,805
Industrial	6,487	20,103	13,616
Medical and other	3,026	20,209	17,183
Total	$3,151	$623,144	$619,993
DAS
Military and space (defense structures)	$(5,413)	$112,320	$117,733
Commercial aerospace	8,665	214,195	205,530
Total	$3,252	$326,515	$323,263
DLT
Military and space (defense technologies)	$(20,279)	$197,174	$217,453
Commercial aerospace	11,453	37,126	25,673
Natural resources	(788)	22,017	22,805
Industrial	6,487	20,103	13,616
Medical and other	3,026	20,209	17,183
Total	$(101)	$296,629	$296,730

LIQUIDITY AND CAPITAL RESOURCES
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions)
	June 28,	December 31,
	2014	2013
Total debt, including long-term portion	$317.7	$332.7
Weighted-average interest rate on debt	7.90%	7.76%
Term Loan interest rate	4.75%	4.75%
Cash and cash equivalents	$43.8	$48.8
Unused Revolving Credit Facility	$58.4	$58.4
We made a voluntary principal prepayment of approximately $7.5 million in each of the first two quarters of 2014 for a total aggregate voluntary principal prepayment of approximately $15.0 million on our term loan. We expect to pay down a total of $25.0 million to $30.0 million on the term loan in 2014.
The Revolving Credit Facility and Term Loan covenants require EBITDA of more than $50.0 million and a maximum leverage ratio under certain circumstances, as well as annual limitations on capital expenditures and limitations on future disposition of property, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness. At June 28, 2014, we were in compliance with all covenants. At June 28, 2014, there were no amounts outstanding that would have triggered the leverage ratio covenant. However, we would have been in compliance with such coverage ratio.
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

Cash Flow Summary
Net cash generated from operating activities for the six months ended June 28, 2014 increased to approximately $15.5 million, compared to net cash generated of approximately $6.9 million in the six months ended June 29, 2013. The higher cash generated during the first six months of 2014 related primarily to higher net income and improved working capital management.
Net cash used in investing activities of approximately $5.9 million for the six months ended June 28, 2014 included capital expenditures, principally to support new contract awards at DAS and DLT. The increase from the prior year was primarily due to timing of capital expenditures.
Net cash used in financing activities for the six months ended June 28, 2014 of approximately $14.6 million was related to a voluntary principal prepayment on our term loan.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating leases and indemnities.
CRITICAL ACCOUNTING POLICIES
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three and six months ended June 28, 2014.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At June 28, 2014, we had borrowings of approximately $117.6 million under our Term Loan which bears interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three-, or six-month interest period chosen by us, plus an applicable margin percentage. This LIBOR rate has a floor of 1.00%, and a margin of 3.75%. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 10, “Contingencies,” in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

ITEM 1A. RISK FACTORS
See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 for discussion of risk factors. There have been no material changes in the six months ended June 28, 2014 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Date: July 28, 2014	By:	/s/ Anthony J. Reardon
Anthony J. Reardon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2014	By:	/s/ Joseph P. Bellino
Joseph P. Bellino
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2014	By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)