Form 10-Q
period 2014-09-27
DUCOMMUN INC /DE/
filed 2014-10-27
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 13, 2014, the registrant had 10,945,806 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 27,	December 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$40,852	$48,814
Accounts receivable, net of allowance for doubtful accounts of $275 and $489 at September 27, 2014 and December 31, 2013, respectively	104,396	91,909
Inventories	145,468	140,507
Production cost of contracts	10,375	11,599
Deferred income taxes	13,664	10,850
Other current assets	20,444	27,085
Total Current Assets	335,199	330,764
Property and Equipment, Net	93,181	96,090
Goodwill	161,940	161,940
Intangibles, Net	157,694	165,465
Other Assets	7,657	9,940
Total Assets	$755,671	$764,199
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$26	$25
Accounts payable	55,083	58,111
Accrued liabilities	42,916	45,453
Total Current Liabilities	98,025	103,589
Long-Term Debt, Less Current Portion	310,157	332,677
Deferred Income Taxes	73,078	68,489
Other Long-Term Liabilities	16,858	19,750
Total Liabilities	498,118	524,505
Commitments and Contingencies (Notes 8, 10)
Subsequent Event (Note 10)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 10,945,806 and 10,960,054 issued at September 27, 2014 and December 31, 2013, respectively	109	110
Treasury stock, at cost; zero and 143,300 shares at September 27, 2014 and December 31, 2013, respectively	—	(1,924)
Additional paid-in capital	72,563	70,542
Retained earnings	188,551	174,828
Accumulated other comprehensive loss	(3,670)	(3,862)
Total Shareholders’ Equity	257,553	239,694
Total Liabilities and Shareholders’ Equity	$755,671	$764,199
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net Revenues	$188,164	$181,288	$554,433	$548,675
Cost of Sales	154,770	148,984	448,526	446,202
Gross Profit	33,394	32,304	105,907	102,473
Selling, General and Administrative Expenses	23,050	20,351	65,005	65,175
Operating Income	10,344	11,953	40,902	37,298
Interest Expense	(6,975)	(7,403)	(21,094)	(22,668)
Other Income	1,600	—	1,600	—
Income Before Taxes	4,969	4,550	21,408	14,630
Income Tax Expense (Benefit)	2,347	(86)	7,685	783
Net Income	$2,622	$4,636	$13,723	$13,847
Earnings Per Share
Basic earnings per share	$0.24	$0.43	$1.26	$1.30
Diluted earnings per share	$0.24	$0.42	$1.23	$1.28
Weighted-Average Number of Common Shares Outstanding
Basic	10,921	10,722	10,902	10,657
Diluted	11,150	10,917	11,202	10,785
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net Income	$2,622	$4,636	$13,723	$13,847
Other Comprehensive Loss
Amortization of actuarial loss and prior service costs, net of tax benefit of approximately $40 and $102 for the three months ended September 27, 2014 and September 28, 2013, respectively, and approximately $124 and $306 for the nine months ended September 27, 2014 and September 28, 2013, respectively	(66)	(172)	(192)	(516)
Other Comprehensive Loss	(66)	(172)	(192)	(516)
Comprehensive Income	$2,556	$4,464	$13,531	$13,331
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash Flows from Operating Activities
Net Income	$13,723	$13,847
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	21,829	21,375
Stock-based compensation expense	2,520	1,711
Deferred income taxes	1,775	45
Recovery of doubtful accounts	(214)	(141)
Other	649	1,434
Changes in Assets and Liabilities:
Accounts receivable	(12,273)	4,804
Inventories	(4,961)	(206)
Production cost of contracts	(1,408)	(3,396)
Other assets	7,121	(9,033)
Accounts payable	(2,447)	(2,910)
Accrued and other liabilities	(5,400)	(12,819)
Net Cash Provided by Operating Activities	20,914	14,711
Cash Flows from Investing Activities
Purchases of property and equipment	(9,329)	(7,321)
Proceeds from sale of assets	83	123
Insurance recoveries related to property and equipment	1,600	—
Net Cash Used in Investing Activities	(7,646)	(7,198)
Cash Flows from Financing Activities
Repayment of term loan and other debt	(22,519)	(22,518)
Debt issue cost paid	—	(181)
Net proceeds from issuance of common stock under stock plans	1,289	1,246
Net Cash Used in Financing Activities	(21,230)	(21,453)
Net Decrease in Cash and Cash Equivalents	(7,962)	(13,940)
Cash and Cash Equivalents at Beginning of Period	48,814	46,537
Cash and Cash Equivalents at End of Period	$40,852	$32,597
Supplemental Disclosures of Cash Flow Information
Interest paid	$24,090	$25,640
Taxes paid	$3,410	$6,542
Non-cash activities:
Purchases of property and equipment not paid	$418	$—
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 27, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
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
The net earnings, weighted-average number of common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data) Three Months Ended		(In thousands, except per share data) Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net earnings	$2,622	$4,636	$13,723	$13,847
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	10,921	10,722	10,902	10,657
Dilutive potential common shares	229	195	300	128
Diluted weighted-average common shares outstanding	11,150	10,917	11,202	10,785
Earnings per share
Basic	$0.24	$0.43	$1.26	$1.30
Diluted	$0.24	$0.42	$1.23	$1.28
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Stock options and stock units	229	219	187	612
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
Out of Period Adjustments
During the third quarter of 2013, we determined that approximately $1.1 million of inventory had not been valued correctly at our DLT operating segment for periods originating in 2010 through the second quarter of 2013. The errors were attributed to the following quarters; $0.3 million in Q2 2010, $0.5 million in Q2 2011, $0.1 million in Q4 2012, $0.1 million in Q1 2013 and $0.1 million in Q2 2013. We assessed the materiality of these errors and concluded they were immaterial to currently reported annual amounts and previously reported annual and interim amounts. We corrected the errors in the third quarter of 2013 and recorded a $1.1 million charge for inventory reserves for the DLT operating segment and did not restate our condensed consolidated financial statements for the prior annual or interim periods.

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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets under the equity section, was comprised of cumulative pension and retirement liability adjustments, net of tax.
Recent Accounting Pronouncements

New Accounting Standards Adopted in 2014

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740)” (“ASU 2013-11”), which required the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This guidance was effective for fiscal years beginning after December 15, 2013, which is our fiscal year 2014, with early adoption permitted. The adoption of this standard at the beginning of our fiscal year 2014 reduced deferred tax assets by approximately $0.6 million as of September 27, 2014.

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

Recently Issued Accounting Standards

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which defines management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern. ASU 2014-15 also provide principles and definitions that are intended to reduce diversity in the timing and content of disclosures in the financial statement footnotes. The new guidance is effective for annual periods ending after December 15, 2016, which will be our year ending December 31, 2016, and interim periods beginning after December 15, 2016, which will be our interim period beginning January 1, 2017. Early adoption is permitted. We are evaluating the impact of this standard but currently do not anticipate it will have a significant impact on our condensed consolidated financial statements.

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

Note 2. Inventories
Inventories consisted of the following:

	(In thousands)
	September 27,	December 31,
	2014	2013
Raw materials and supplies	$79,150	$75,985
Work in process	68,746	62,115
Finished goods	8,766	11,580
	156,662	149,680
Less progress payments	11,194	9,173
Total	$145,468	$140,507

Note 3. Goodwill
The carrying amounts of goodwill, by operating segment, were as follows:

	(In thousands)
	Ducommun AeroStructures	Ducommun LaBarge Technologies	Consolidated Ducommun
Gross goodwill	$57,243	$184,970	$242,213
Accumulated goodwill impairment	—	(80,273)	(80,273)
Balance at December 31, 2013	$57,243	$104,697	$161,940
Balance at September 27, 2014	$57,243	$104,697	$161,940

Note 4. Accrued Liabilities
The components of accrued liabilities were as follows:

	(In thousands)
	September 27,	December 31,
	2014	2013
Accrued compensation	$22,768	$19,929
Accrued income and sales tax	1,446	1,451
Customer deposits	1,342	3,236
Interest payable	4,227	8,965
Provision for forward loss reserves	5,123	4,825
Other	8,010	7,047
Total	$42,916	$45,453

Note 5. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	September 27,	December 31,
	2014	2013
Senior unsecured notes (fixed 9.75%)	$200,000	$200,000
Senior secured term loan (floating 4.75%)	110,125	132,625
Other debt (fixed 5.41%)	58	77
Total Debt	310,183	332,702
Less current portion	26	25
Total long-term debt	$310,157	$332,677
Weighted-average interest rate	7.97%	7.76%

We made a voluntary principal prepayment on our senior secured term loan of approximately $7.5 million each quarter for an aggregate total of approximately $22.5 million in both the nine months ended September 27, 2014 and September 28, 2013.
As of September 27, 2014, we had approximately $58.5 million of unused borrowing capacity under the revolving credit facility, after deducting approximately $1.5 million for standby letters of credit.
As of September 27, 2014, we were in compliance with all covenants required by our amended credit agreement. Also as of September 27, 2014, there were no amounts outstanding that would have triggered the leverage covenant under the Amended Credit Agreement. Under the terms of the credit agreement, if, during a given fiscal quarter, (i) the sum of (a) any amounts outstanding under the revolving credit facility plus (b) the amount drawn under any letters of credit exceeds $1.0 million or (ii) the aggregate amount of outstanding letters of credit exceeds $5.0 million, the revolving credit facility will be subject to a maximum total leverage ratio.
The carrying amount of our long-term debt approximated fair value, except for the senior unsecured notes for which the fair value was approximately $215.0 million. Fair value was estimated using Level 2 inputs, based on the terms of the related debt, recent transactions and estimates using interest rates currently available to us for debt with similar terms and remaining maturities.

Note 6. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At September 27, 2014 and December 31, 2013, no preferred shares were issued or outstanding.

Note 7. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$174	$211	$520	$633
Interest cost	320	290	958	870
Expected return on plan assets	(351)	(306)	(1,052)	(918)
Amortization of actuarial losses	106	274	316	822
Net periodic pension cost	$249	$469	$742	$1,407
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three and nine months ended September 27, 2014 were as follows:

	(In thousands)
	Three Months Ended	Nine Months Ended
	September 27, 2014	September 27, 2014
Amortization of actuarial loss - total before tax (1)	$(106)	$(316)
Tax benefit	40	124
Net of tax	$(66)	$(192)

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

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

Note 9. Income Taxes
We recorded income tax expense of approximately $2.3 million (effective tax rate of 47.2%) for the three months ended September 27, 2014 compared to an income tax benefit of approximately $0.1 million (effective tax benefit rate of 1.9%) for the three months ended September 28, 2013. The effective tax rate for for the three months ended September 27, 2014 did not include a benefit from the federal research and development (“R&D”) tax credit as it expired on December 31, 2013. The three months ended September 28, 2013 included a federal R&D tax credit benefit of approximately $0.7 million. In addition, the effective tax rate for the three months ended September 27, 2014 included a total of approximately $0.9 million additional tax expense as a result of lowering our Qualified Domestic Production Activities Deduction due to lower taxable income as a result of tax returns filed or to be filed.
We recorded income tax expense of approximately $7.7 million (effective tax rate of 35.9%) for the nine months ended September 27, 2014 compared to approximately $0.8 million (effective tax rate of 5.4%) for the nine months ended September 28, 2013. The effective tax rate for for the nine months ended September 27, 2014 did not include a benefit from the federal R&D tax credit as it expired on December 31, 2013. The nine months ended September 28, 2013 included a federal R&D tax credit benefit of approximately $3.7 million. This amount included approximately $2.0 million of 2012 federal research and development tax credits benefit recognized in the nine months ended September 28, 2013 as a result of the American Taxpayer Relief Act of 2012 (the “Act”) passed in January 2013. The Act included an extension of the federal R&D tax credit for amounts paid or incurred during 2012 and 2013.
Our unrecognized tax benefits were approximately $2.6 million both as of September 27, 2014 and December 31, 2013, respectively. Most of these amounts, if recognized, would affect the annual income tax rate. It is reasonably possible that the unrecognized tax benefits could be reduced by approximately $0.4 million in the next twelve months.

Note 10. Contingencies
Ducommun is a defendant in a lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc., filed in the United States District Court for the District of Kansas (the “District Court”). The lawsuit is a qui tam action brought by three former The Boeing Company (“Boeing”) employees (“Relators”) against Boeing and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. The lawsuit alleges that Ducommun sold unapproved parts to Boeing which were installed by Boeing in aircraft ultimately sold to the United States Government and that Boeing and Ducommun submitted or caused to be submitted false claims for payment relating to 21 aircraft sold by Boeing to the United States Government. The lawsuit seeks damages in an amount equal to three times the amount of damages the United States Government sustained because of the defendants’ actions, plus a civil penalty of $10 thousand for each false claim made on or before September 28, 1999, and $11 thousand for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. The Relators claim that the United States Government sustained damages of $1.6 billion (the contract purchase price of 21 aircraft) or, alternatively, $851 million (the alleged diminished value and increased maintenance cost of the 21 aircraft). After investigating the allegations, the United States Government has declined to intervene in the lawsuit. Subsequent to the Company’s quarter ended September 27, 2014, on October 8, 2014, the District Court granted summary judgment in favor of Boeing and Ducommun and dismissed the lawsuit. The District Court’s decision remains subject to appeal.
DAS has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established a reserve for its estimated liability for such investigation and corrective action of approximately $1.5 million at September 27, 2014, which is reflected in other long-term liabilities on the condensed consolidated balance sheet.
DAS also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between approximately $0.4 million and $3.1 million. Ducommun has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $0.4 million at September 27, 2014, which is reflected in other long-term liabilities on its condensed consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
In the normal course of business, Ducommun and its subsidiaries are defendants in certain other litigation, claims and inquiries, including matters relating to environmental laws. In addition, Ducommun makes various commitments and incurs contingent liabilities. While it is not feasible to predict the outcome of these matters, Ducommun does not presently expect that any sum it may be required to pay in connection with these matters would have a material adverse effect on its condensed consolidated financial position, results of operations or cash flows.

Note 11. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, DAS and DLT, each of which is a reportable operating segment.

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net Revenues
DAS	$81,357	$77,740	$241,627	$234,437
DLT	106,807	103,548	312,806	314,238
Total Net Revenues	$188,164	$181,288	$554,433	$548,675
Segment Operating Income
DAS	$7,190	$7,633	$27,269	$23,766
DLT	8,288	7,596	26,089	26,772
	15,478	15,229	53,358	50,538
Corporate General and Administrative Expenses (1)	(5,134)	(3,276)	(12,456)	(13,240)
Operating Income	$10,344	$11,953	$40,902	$37,298
Depreciation and Amortization Expenses
DAS	$2,272	$2,621	$8,242	$7,386
DLT	4,391	4,540	13,442	13,863
Corporate Administration	41	41	145	126
Total Depreciation and Amortization Expenses	$6,704	$7,202	$21,829	$21,375
Capital Expenditures
DAS	$1,266	$1,159	$3,986	$4,208
DLT	1,761	866	4,736	3,046
Corporate Administration	1	43	25	67
Total Capital Expenditures	$3,028	$2,068	$8,747	$7,321

(1)	Includes costs not allocated to either the DLT or DAS operating segments.
Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. Our segment assets are as follows:

	(In thousands)
	September 27, 2014	December 31, 2013
Total Assets
DAS	$244,207	$241,502
DLT	441,443	444,224
Corporate Administration	70,021	78,473
Total Assets	$755,671	$764,199
Goodwill and Intangibles
DAS	$63,926	$65,213
DLT	255,708	262,192
Total Goodwill and Intangibles	$319,634	$327,405

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Ducommun Incorporated (“Ducommun,” the “Company,” “we,” “us” or “our”) is a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace, defense, industrial, natural resources, medical and other industries. Ducommun differentiates itself as a full-service solution-based provider, offering a wide range of value-added products and services in our primary businesses of electronics, structures and integrated solutions. We operate through two primary business units: Ducommun LaBarge Technologies (“DLT”) and Ducommun AeroStructures (“DAS”).
Third quarter 2014 highlights were as follows:

•	Third quarter revenue was $188.2 million

•	We reported net income of $2.6 million, or $0.24 per diluted share

•	EBITDA for the quarter was $18.6 million

•	We made a voluntary principal prepayment of $7.5 million on our term loan during the quarter
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) was approximately $18.6 million and $19.2 million for the three months ended September 27, 2014 and September 28, 2013, respectively. See “Non-GAAP Financial Measures” below for certain information regarding EBITDA, including reconciliation of EBITDA to net income.
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

Reconciliations of net income to EBITDA and the presentation of EBITDA as a percentage of net revenues were as follows:

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net income	$2,622	$4,636	$13,723	$13,847
Depreciation and amortization	6,704	7,202	21,829	21,375
Interest expense	6,975	7,403	21,094	22,668
Income tax expense	2,347	(86)	7,685	783
EBITDA	$18,648	$19,155	$64,331	$58,673
% of net revenues	9.9%	10.6%	11.6%	10.7%

EBITDA decreased in the three months ended September 27, 2014 compared to the three months ended September 28, 2013, primarily due to decreases in net income, depreciation and amortization expense, and interest expense, partially offset by higher income tax expense.
EBITDA increased in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013, primarily due to higher income tax expense.

Results of Operations
Third Quarter of 2014 Compared to Third Quarter of 2013
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Three Months Ended				(in thousands, except per share data) Nine Months Ended
	September 27, 2014	% of Net Revenues	September 28, 2013	% of Net Revenues	September 27, 2014	% of Net Revenues	September 28, 2013	% of Net Revenues
Net Revenues	$188,164	100.0%	$181,288	100.0%	$554,433	100.0%	$548,675	100.0%
Cost of Sales	154,770	82.3%	148,984	82.2%	448,526	80.9%	446,202	81.3%
Gross Profit	33,394	17.7%	32,304	17.8%	105,907	19.1%	102,473	18.7%
Selling, General and Administrative Expenses	23,050	12.2%	20,351	11.2%	65,005	11.7%	65,175	11.9%
Operating Income	10,344	5.5%	11,953	6.6%	40,902	7.4%	37,298	6.8%
Interest Expense	(6,975)	(3.7)%	(7,403)	(4.1)%	(21,094)	(3.8)%	(22,668)	(4.1)%
Other Income	1,600	0.9%	—	—%	1,600	0.3%	—	—%
Income Before Taxes	4,969	2.6%	4,550	2.5%	21,408	3.9%	14,630	2.7%
Income Tax Expense (Benefit)	2,347	nm	(86)	nm	7,685	nm	783	nm
Net Income	$2,622	1.4%	$4,636	2.6%	$13,723	2.5%	$13,847	2.5%

Effective Tax Expense (Benefit) Rate	47.2%	nm	(1.9)%	nm	35.9%	nm	5.4%	nm
Diluted Earnings Per Share	$0.24	nm	$0.42	nm	$1.23	nm	$1.28	nm
nm = not meaningful
Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the three and nine months of 2014 and 2013, respectively, were as follows:

	Three Months Ended					Nine Months Ended
		(In thousands)		% of Net Revenues			(In thousands)		% of Net Revenues
	Change	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013	Change	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Consolidated Ducommun
Military and space
Defense technologies	$(402)	$63,552	$63,954	34%	34%	$(10,992)	$183,393	$194,385	32%	36%
Defense structures	(2,877)	32,547	35,424	17%	20%	(2,674)	97,122	99,796	18%	18%
Commercial aerospace	10,644	62,455	51,811	33%	29%	16,110	177,405	161,295	32%	29%
Natural resources	1,023	10,358	9,335	6%	5%	3,536	31,924	28,388	6%	5%
Industrial	(2,442)	9,609	12,051	5%	7%	(2,165)	31,428	33,593	6%	6%
Medical and other	930	9,643	8,713	5%	5%	1,943	33,161	31,218	6%	6%
Total	$6,876	$188,164	$181,288	100%	100%	$5,758	$554,433	$548,675	100%	100%

DAS
Military and space (defense structures)	$(2,877)	$32,547	$35,424	40%	46%	$(2,674)	$97,122	$99,796	40%	43%
Commercial aerospace	6,494	48,810	42,316	60%	54%	9,864	144,505	134,641	60%	57%
Total	$3,617	$81,357	$77,740	100%	100%	$7,190	$241,627	$234,437	100%	100%

DLT
Military and space (defense technologies)	$(402)	$63,552	$63,954	60%	62%	$(10,992)	$183,393	$194,385	58%	62%
Commercial aerospace	4,150	13,645	9,495	13%	9%	6,246	32,900	26,654	11%	8%
Natural resources	1,023	10,358	9,335	9%	9%	3,536	31,924	28,388	10%	9%
Industrial	(2,442)	9,609	12,051	9%	12%	(2,165)	31,428	33,593	10%	11%
Medical and other	930	9,643	8,713	9%	8%	1,943	33,161	31,218	11%	10%
Total	$3,259	$106,807	$103,548	100%	100%	$(1,432)	$312,806	$314,238	100%	100%
Net revenues for the three months ended September 27, 2014 were approximately $188.2 million, compared to approximately $181.3 million for the three months ended September 28, 2013. The net revenue increase year-over-year primarily reflects an approximate 21% increase in revenue in the commercial aerospace end-use markets that was partially offset by an approximate 3% decrease in revenue in the military and space end-use markets.
Net revenues for the nine months ended September 27, 2014 were approximately $554.4 million, compared to approximately $548.7 million for the nine months ended September 28, 2013. The net revenue increase year-over-year primarily reflects an approximate 10% increase in revenue in the commercial aerospace end-use markets and an approximate 4% increase in revenue in the non-aerospace and defense (“non-A&D”) end-use markets, partially offset by an approximate 5% decrease in revenue in the military and space end-use markets.
Net Revenues by Major Customers
A significant portion of our net revenues are to our top ten customers as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Boeing	21%	19%	20%	18%
Raytheon	9%	10%	9%	10%
Total top ten customers	61%	60%	59%	57%

Boeing and Raytheon represented the following percentages of total accounts receivable:

	September 27, 2014	December 31, 2013
Boeing	17%	12%
Raytheon	8%	8%
The revenues and accounts receivable from Boeing and Raytheon are diversified over a number of commercial, military and space programs and were made by both operating segments.
Gross Profit
Gross profit margin was essentially flat but gross profit dollars increased year-over-year in the three months ended September 27, 2014 compared to the three months ended September 28, 2013 primarily due higher net revenue that was partially offset by higher accrued compensation and benefit costs and additional costs incurred as a result of a major outside supplier’s delay in deliveries.
Gross profit margins and dollars increased year-over-year in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013 primarily due to a favorable product mix, higher gross profit, and an approximately $0.8 million workers’ compensation audit refund related to prior years, partially offset by an increase in accrued compensation and benefit costs.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses increased year-over-year in the three months ended September 27, 2014 compared to the three months ended September 28, 2013 primarily due to higher accrued compensation and benefit costs.
SG&A expenses decreased year over year in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013 primarily due to lower non-recurring professional fees combined with the prior year included an approximate $0.5 million charge related to the Company’s debt repricing transaction, partially offset by higher accrued compensation and benefit costs.
Interest Expense
Interest expense decreased year over year in the three months ended September 27, 2014 compared to the three months ended September 28, 2013 primarily due to lower outstanding debt balances and interest rate reduction as a result of repricing our term loan towards the end of the first quarter of 2013.
Interest expense decreased year over year in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013 primarily due to lower outstanding debt balances and interest rate reduction as a result of repricing our term loan towards the end of the first quarter of 2013.
Other Income
Other income for both the three months and nine months ended September 27, 2014 was made up of $1.6 million of insurance recoveries related to property and equipment.
Income Tax Expense
We recorded income tax expense of approximately $2.3 million (effective tax rate of 47.2%) for the three months ended September 27, 2014 compared to an income tax benefit of approximately $0.1 million (effective tax benefit rate of 1.9%) for the three months ended September 28, 2013. The effective tax rate for the three months ended September 27, 2014 did not include a benefit from the federal research and development (“R&D”) tax credit as it expired on December 31, 2013. The three months ended September 28, 2013 included a federal R&D tax credit benefit of approximately $0.7 million. The federal R&D tax credit has not yet been extended for 2014, therefore, there was no federal R&D tax credit benefit recognized in the three months ended September 27, 2014. In addition, the effective tax rate for the three months ended September 27, 2014 included a total of approximately $0.9 million additional tax expense as a result of lowering our Qualified Domestic Production Activities Deduction due to lower taxable income resulting from tax returns filed or to be filed.
We recorded income tax expense of approximately $7.7 million (effective tax rate of 35.9%) for the nine months ended September 27, 2014 compared to approximately $0.8 million (effective tax rate of 5.4%) for the nine months ended September 28, 2013. The effective tax rate for for the nine months ended September 27, 2014 did not include a benefit from the federal R&D tax credit as it expired on December 31, 2013. The nine months ended September 28, 2013 included a federal R&D tax credit benefit of approximately $3.7 million. This amount included approximately $2.0 million of 2012 federal research and development tax credit benefit recognized in the nine months ended September 28, 2013 as a result of the American Taxpayer Relief Act of 2012 (the “Act”) passed in January 2013. The Act included an extension of the federal research and development tax credit for amounts paid or incurred during 2012 and 2013. The federal R&D tax credit has not yet been extended for 2014, therefore, there was no federal R&D tax credit benefit recognized in the nine months ended September 27, 2014.
Net Income and Earnings per Diluted Share
Net income and earnings per diluted share for the three months ended September 27, 2014 were approximately $2.6 million, or $0.24 per diluted share, compared to approximately $4.6 million, or $0.42 per diluted share, for the three months ended September 28, 2013. Net income for the three months ended September 27, 2014 decreased primarily due to higher income tax expense and higher accrued compensation and benefit costs, partially offset by insurance recoveries related to property and equipment and lower interest expense.

Net income and earnings per diluted share for the nine months ended September 27, 2014 were approximately $13.7 million, or $1.23 per diluted share, compared to approximately $13.8 million, or $1.28 per diluted share, for the nine months ended September 28, 2013. Net income for the first nine months of fiscal 2014 compared to the comparable period of fiscal 2013 included higher income tax expense, partially offset by insurance recoveries related to property and equipment, higher revenue, higher gross profit, and lower interest expense.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: DAS and DLT. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and nine months ended September 27, 2014 and September 28, 2013:

	Three Months Ended					Nine Months Ended
	%	(In thousands)		% of Net Revenues		%	(In thousands)		% of Net Revenues
	Change	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013	Change	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net Revenues
DAS	4.7%	$81,357	$77,740	43.2%	42.9%	3.1%	$241,627	$234,437	43.6%	42.7%
DLT	3.1%	106,807	103,548	56.8%	57.1%	(0.5)%	312,806	314,238	56.4%	57.3%
Total Net Revenues	3.8%	$188,164	$181,288	100.0%	100.0%	1.0%	$554,433	$548,675	100.0%	100.0%
Segment Operating Income
DAS		$7,190	$7,633	8.8%	9.8%		$27,269	$23,766	11.3%	10.1%
DLT		8,288	7,596	7.8%	7.3%		26,089	26,772	8.3%	8.5%
		15,478	15,229				53,358	50,538
Corporate General and Administrative Expenses (1)		(5,134)	(3,276)	(2.7)%	(1.8)%		(12,456)	(13,240)	(2.2)%	(2.4)%
Total Operating Income		$10,344	$11,953	5.5%	6.6%		$40,902	$37,298	7.4%	6.8%
EBITDA
DAS
Operating Income		$7,190	$7,633				$27,269	$23,766
Other Income (2)		1,600	—				1,600	—
Depreciation and Amortization		2,272	2,621				8,242	7,386
		11,062	10,254	13.6%	13.2%		37,111	31,152	15.4%	13.3%
DLT
Operating Income		8,288	7,596				26,089	26,772
Depreciation and Amortization		4,391	4,540				13,442	13,863
		12,679	12,136	11.9%	11.7%		39,531	40,635	12.6%	12.9%
Corporate General and Administrative Expenses (1)
Operating Loss		(5,134)	(3,276)				(12,456)	(13,240)
Depreciation and Amortization		41	41				145	126
		(5,093)	(3,235)				(12,311)	(13,114)
EBITDA		$18,648	$19,155	9.9%	10.6%		$64,331	$58,673	11.6%	10.7%

(1)	Includes costs not allocated to either the DLT or DAS operating segments.

(2)	Insurance recoveries related to property and equipment included as other income.
Ducommun AeroStructures
DAS’s net revenues in the three months ended September 27, 2014 compared to the three months ended September 28, 2013 increased approximately 5% primarily due to an approximate 15% increase in commercial aerospace revenue that was partially offset by an approximate 8% decrease in military and space revenue. DAS’s net revenues for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013 increased approximately 3% primarily due to an approximate 7% increase in commercial aerospace revenue that was partially offset by an approximate 3% decrease in military and space revenue.
The DAS segment operating income decreased in the three month period ending September 27, 2014 as a result of additional costs incurred as a result of a major outside supplier’s delay in deliveries that was partially offset by higher revenue. The DAS EBITDA increased during the three month period ended September 27, 2014 primarily due to $1.6 million of insurance recoveries related to property and equipment that was recorded as other income and none in the comparable period in 2013.
The DAS segment operating income and EBITDA increased in the nine month period ending September 27, 2014, as a result of a favorable product mix and a $0.8 million workers’ compensation audit refund related to prior years. The DAS EBITDA included $1.6 million of insurance recoveries related to property and equipment that was recorded as other income and none in the comparable period in 2013.
Ducommun LaBarge Technologies
DLT’s net revenues in the three months ended September 27, 2014 compared to the three months ended September 28, 2013 increased approximately 3% primarily due to an approximate 44% increase in commercial aerospace revenue. DLT's net revenues in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013 was essentially flat primarily due to an approximate 6% decrease in defense technologies revenue, partially offset by an an approximate 23% increase in commercial aerospace revenue and an approximate 4% increase in non-A&D revenue.
DLT’s segment operating income and EBITDA increased in the three month period ending September 27, 2014 compared to the three months ended September 28, 2013 as a result of an increase in revenue, favorable product mix, and improved operations, partially offset by higher accrued compensation and benefit costs. DLT’s segment operating income and EBITDA decreased in the nine month period ending September 27, 2014 compared to the nine months ended September 28, 2013 as result of higher accrued compensation and benefit costs and lower revenue, partially offset by favorable product mix.
Corporate General and Administrative (“CG&A”)
CG&A expenses increased approximately $1.9 million in the three months ending September 27, 2014 compared to the three months ended September 28, 2013 primarily due to higher accrued compensation and benefit costs. CG&A expenses decreased approximately $0.8 million in the nine months ending September 27, 2014 compared to the nine months ended September 28, 2013 primarily due to the the first quarter of 2013 that included an approximate $0.5 million charge related to our debt repricing transaction.
Backlog
Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in non-aerospace and defense markets tends to be of a shorter duration and is generally fulfilled within a 3-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. Approximately $455 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of September 27, 2014 and December 31, 2013:

	(In thousands)
	Change	September 27, 2014	December 31, 2013
Consolidated Ducommun
Military and space
Defense technologies	$(38,448)	$179,005	$217,453
Defense structures	(24,422)	93,311	117,733
Commercial aerospace	(5,648)	225,555	231,203
Natural resources	1,371	24,176	22,805
Industrial	10,094	23,710	13,616
Medical and other	5,737	22,920	17,183
Total	$(51,316)	$568,677	$619,993
DAS
Military and space (defense structures)	$(24,422)	$93,311	$117,733
Commercial aerospace	(17,669)	187,861	205,530
Total	$(42,091)	$281,172	$323,263
DLT
Military and space (defense technologies)	$(38,448)	$179,005	$217,453
Commercial aerospace	12,021	37,694	25,673
Natural resources	1,371	24,176	22,805
Industrial	10,094	23,710	13,616
Medical and other	5,737	22,920	17,183
Total	$(9,225)	$287,505	$296,730

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions)
	September 27,	December 31,
	2014	2013
Total debt, including long-term portion	$310.2	$332.7
Weighted-average interest rate on debt	7.97%	7.76%
Term Loan interest rate	4.75%	4.75%
Cash and cash equivalents	$40.9	$48.8
Unused Revolving Credit Facility	$58.5	$58.4
We made a voluntary principal prepayment of approximately $7.5 million in each of the first three quarters of 2014 for a total aggregate voluntary principal prepayment of approximately $22.5 million on our term loan. We expect to pay down a total of $30.0 million to $40.0 million on the term loan in 2014.
The Revolving Credit Facility and Term Loan covenants require EBITDA of more than $50.0 million and a maximum leverage ratio under certain circumstances, as well as annual limitations on capital expenditures and limitations on future disposition of property, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness. At September 27, 2014, we were in compliance with all covenants. At September 27, 2014, there were no amounts outstanding that would have triggered the leverage ratio covenant. However, we would have been in compliance with such coverage ratio.
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

Cash Flow Summary
Net cash generated from operating activities for the nine months ended September 27, 2014 increased to approximately $20.9 million, compared to net cash generated of approximately $14.7 million in the nine months ended September 28, 2013. The higher cash generated during the first nine months of 2014 related primarily to improved working capital management.
Net cash used in investing activities of approximately $7.6 million for the nine months ended September 27, 2014 were primarily due to capital expenditures, principally to support new contract awards at DAS and DLT, partially offset by insurance recoveries related to property and equipment. The increase in net cash used compared to the prior year was primarily due to timing of capital expenditures.
Net cash used in financing activities for the nine months ended September 27, 2014 of approximately $21.2 million were primarily due to voluntary principal prepayments on our term loan.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating leases and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three and nine months ended September 27, 2014.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At September 27, 2014, we had borrowings of approximately $110.1 million under our Term Loan which bears interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three-, or six-month interest period chosen by us, plus an applicable margin percentage. This LIBOR rate has a floor of 1.00%, and a margin of 3.75%. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Subsequent to our quarter ended September 27, 2014, on October 8, 2014, the United States District Court for the District of Kansas (the “District Court”) granted summary judgment in favor of Boeing and Ducommun Incorporated and dismissed the lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc. For a description of the lawsuit, see Note 10, “Contingencies,” in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 for discussion of risk factors. There have been no material changes in the nine months ended September 27, 2014 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Date: October 27, 2014	By:	/s/ Anthony J. Reardon
Anthony J. Reardon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2014	By:	/s/ Joseph P. Bellino
Joseph P. Bellino
Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date: October 27, 2014	By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)