Form 10-K
period 2014-12-31
DUCOMMUN INC /DE/
filed 2015-04-10
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 28, 2014 was approximately $286 million.
The number of shares of common stock outstanding on March 31, 2015 was 10,964,901.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference:
(a) Proxy Statement for the 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”), incorporated partially in Part III hereof.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

EXPLANATORY NOTE
This Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”) includes the restatement of certain of our previously issued consolidated financial statements and selected financial data. It also amends previously filed management’s discussion and analysis of financial condition and results of operations and other disclosures for the periods presented in this Form 10-K. As indicated in Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K, we corrected errors in prior periods primarily related to (i) a long-term contract (“Contract”) following the discovery of misconduct by employees in the recording of direct labor costs to the Contract from 2009 through the third quarter 2014 which resulted in the identification of a forward loss provision that should have been recorded in 2009 and the impact on subsequent periods of adjustments to the forward loss provision based on information available at the time (“Forward Loss Adjustments”); and (ii) the year end reconciliation of income taxes payable and deferred tax balances identified errors primarily in 2013, 2012, and 2011 (“Tax Adjustments”). The misconduct and its related financial impact were concealed from our senior management, internal auditors, and external auditors.
The Forward Loss Adjustments were based on certain assumptions and estimates. To determine the loss on the Contract, we estimated the number of units we would have expected to ship over the life of the Contract at inception of the Contract using external market industry data for fiscal years 2009, 2010, 2011, 2012, and 2013. We used data obtained directly from the customer for 2014 and 2015. The total estimated costs at any given point in time would typically include actual historical costs up to that time plus the estimated cost to produce units to be delivered. In addition, the estimated total cost for the life of the Contract includes certain inefficiencies on labor, material, and overhead costs during the initial start-up period. However, as we progress along the learning curve, the direct labor hours and overhead rates are expected to decrease as we gain technical knowhow and efficiency in producing the product. As a result of the misconduct by the employees in the recording of direct labor hours to the Contract, the historical actual direct labor hours charged to the Contract were inaccurate. As a result, we estimated the costs to complete future units at the end of each period based on an estimate of the direct labor hours chargeable to the Contract, including consideration of anticipated learning curve efficiencies that would decrease the direct labor hours over the remaining term of the Contract. Further, we used the actual direct labor hours incurred by the employees assigned to the Contract as a basis for projecting future hours, less an estimate of the time not allocable to the Contract. Using this model, we calculated the Forward Loss Adjustments from the inception of the Contract in 2009 through the expected life of the Contract. As a result of the Forward Loss Adjustments, cost of goods sold increased (decreased) approximately $6.7 million in 2009, $1.3 million in 2010, $(0.3) million in 2011, $(2.2) million in 2012, $(0.9) million in 2013, and $(0.8) million in the nine months ended September 27, 2014.
The Tax Adjustments were necessary as a result of certain calculation errors. The Tax Adjustments resulted in a net decrease to income tax expense of approximately $0.9 million in 2013 and zero in 2012. The Tax Adjustments in 2011 resulted in a reduction to the carrying value of goodwill totaling approximately $4.0 million due to a calculation error in the original purchase price allocation and subsequent performance of step 2 of our annual goodwill impairment analysis related to deferred income taxes and thus, (i) reduced deferred income taxes by approximately $2.7 million and (ii) generated a pre-tax goodwill impairment charge of approximately $1.4 million. Further, the Tax Adjustments in 2011 reduced deferred tax assets by approximately $1.6 million that were established as a result of shared-based compensation expenses recorded previously and should have been reduced as the tax deductions were utilized. Moreover, the restated amounts include previously identified and disclosed immaterial adjustments. In this Form 10-K, we therefore have restated the following financial information as of and for the periods (collectively, the “Restated Periods”) noted in the table below.

Type of Financial Information:	Date or Period:
Consolidated balance sheet	As of December 31, 2013

Consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows	Years ended December 31, 2013 and 2012

Selected financial data	Years ended December 31, 2013, 2012, 2011 and 2010

Unaudited quarterly financial information	Quarters ended September 27, 2014, June 28, 2014 and March 29, 2014 and each quarter in the year ended December 31, 2013

Management’s discussion and analysis of financial condition and results of operations	As of and for the years ended December 31, 2013 and 2012
In addition, we have identified material weaknesses related to our internal control over financial reporting for the year ended December 31, 2014. Disclosures related to these matters are included in Part II, Item 9A of this Form 10-K.

We believe that presenting all of the amended and restated information regarding the Restated Periods in this Form 10-K allows investors to review all pertinent information in a single presentation. In addition, our Quarterly Reports on Form 10-Q to be filed during 2015 will include the restated 2014 comparable prior quarter and year to date periods. We have not filed and do not intend to file amendments to (i) our Quarterly Reports on Form 10-Q for the first three quarterly periods in the year ended December 31, 2014 or (ii) our Annual Report on Form 10-K for the year ended December 31, 2013 (collectively, the “Affected Periods”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to those periods.
The combined impact of the adjustments and specified line items in the Affected Periods resulting from the restatement is described in Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K. The following items of this Form 10-K are impacted as a result of the restatement:

•	Part I, Item 1A, Risk Factors

•	Part II, Item 6, Selected Financial Data

•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 9A, Controls and Procedures

•	Part IV, Item 15, Exhibits and Financial Statement Schedules

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
Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. We cannot guarantee future results, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by “Risk Factors” contained within Part I, Item 1A of this Form 10-K and other cautionary statements included herein. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results or to changes in our expectations.
The information in this Form 10-K is not a complete description of our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Risk Factors” contained within Part I, Item 1A of this Form 10-K and the following:

•	our ability to manage and otherwise comply with our covenants with respect to our outstanding indebtedness;

•	our ability to service our indebtedness;

•	the cyclicality of our end-use markets and the level of new commercial and military aircraft orders;

•	industry and customer concentration;

•	production rates for various commercial and military aircraft programs;

•	the level of U.S. Government defense spending, including the impact of sequestration;

•	compliance with applicable regulatory requirements and changes in regulatory requirements, including regulatory requirements applicable to government contracts and sub-contracts;

•	further consolidation of customers and suppliers in our markets;

•	product performance and delivery;

•	start-up costs, manufacturing inefficiencies and possible overruns on contracts;

•	increased design, product development, manufacturing, supply chain and other risks and uncertainties associated with our growth strategy to become a Tier 2 supplier of higher-level assemblies;

•	our ability to manage the risks associated with international operations and sales;

•	possible goodwill and other asset impairments;

•	the impact and timing of our internal controls remediation;

•	economic and geopolitical developments and conditions;

•	unfavorable developments in the global credit markets;

•	our ability to operate within highly competitive markets;

•	technology changes and evolving industry and regulatory standards;

•	the risk of environmental liabilities; and

•	litigation with respect to us.

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
For example, in June 2011, we acquired all of the outstanding stock of LaBarge Inc., (the “LaBarge Acquisition”), a provider of electronics manufacturing services to aerospace, defense and other diverse markets for $325.3 million (net of cash acquired and acquisition costs), funded by internally generated cash, senior unsecured notes and a senior secured term loan totaling $390.0 million. The LaBarge Acquisition has positioned us to benefit from customers that are increasingly outsourcing their integrated electronic content on their platforms and consolidating their supplier base to companies with expanded capabilities.
PRODUCTS AND SERVICES
Business Segment Information
We operate through two primary strategic businesses, Ducommun LaBarge Technologies (“DLT”) and Ducommun Aerostructures (“DAS”), each of which is a reportable operating segment. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. DLT designs, engineers and manufactures high-reliability products used in worldwide technology-driven markets including aerospace, defense, natural resources, industrial, and medical and other end-use markets. DLT’s product offerings primarily range from prototype development to complex assemblies as discussed in more detail below. DAS designs, engineers and manufactures large, complex contoured aerospace structural components and assemblies and supplies composite and metal bonded structures and assemblies. DAS’s products are primarily used on commercial aircraft, military fixed-wing aircraft and military and commercial rotary-wing aircraft.
Ducommun LaBarge Technologies (“DLT”)
DLT has three major product offerings in electronics manufacturing for diverse, high-reliability applications: complex cable assemblies and interconnect systems, printed circuit board assemblies, and higher-level electronic, electromechanical and mechanical assemblies. Components and assemblies are provided principally for domestic and foreign commercial and military fixed-wing aircraft, military and commercial rotary-wing aircraft and space programs. In addition, we provide select industrial high-reliability applications for the industrial automation, natural resources (mine automation and drilling), and medical and other end-use markets. We build custom, high-performance electronics and electromechanical systems. Our products include sophisticated radar enclosures, aircraft avionics racks and shipboard communications and control enclosures, printed circuit board assemblies, cable assemblies, wire harnesses, and interconnect systems and other high-level complex assemblies. DLT utilizes a highly-integrated production process, including manufacturing, engineering, fabrication, machining, assembly, electronic integration, and related processes. Engineering, technical and program management services, including design, development, and integration and testing of circuit card assemblies and cable assemblies, are provided to a wide range of customers.
In response to customer needs and utilizing our in-depth engineering expertise, DLT is also considered a leading supplier of engineered products including, illuminated pushbutton switches and panels for aviation and test systems, microwave and millimeter switches and filters for radio frequency systems and test instrumentation, and motors and resolvers for motion control.

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
Ducommun AeroStructures (“DAS”)
DAS has three major product offerings to support a global customer base: commercial aircraft, military fixed-wing aircraft, and military and commercial rotary-wing aircraft. Our applications include structural components, structural assemblies and bonded (metal and composite) components. In the structural components products, DAS designs, engineers, and manufactures large complex contoured aluminum, titanium and Inconel® aerostructure components for the aerospace industry. Structural assembly products include winglets, engine components, and fuselage structural panels for aircraft. Metal and composite bonded structures and assemblies products include aircraft wing spoilers, large fuselage skins, rotor blades on rotary-wing aircraft and components, flight control surfaces and engine components. To support these products, DAS maintains advanced machine milling, stretch-forming, hot-forming, metal bonding, composite layup, and chemical milling capabilities and has an extensive engineering capability to support both design and manufacturing.
AEROSPACE AND DEFENSE END-USE MARKETS OVERVIEW
Our largest end-use markets are the aerospace and defense markets and our sales to these markets represent approximately 82% of our net revenues in 2014. These markets are serviced by suppliers which are stratified, from the lowest value provided to the highest, into four tiers; Tier 3, Tier 2, Tier 1 and original equipment manufacturers (“OEMs”). The OEMs provide the highest value and are also known as prime contractors or primes. We derive a significant portion of our revenue from subcontracts with OEMs. As the prime contractor for various programs and platforms, the OEMs sell to their customers, who may include, depending upon the application, the U.S. Federal Government, foreign, state and local governments, global commercial airline carriers, regional jet carriers and various other customers. The OEMs also sell to global leasing companies that lease commercial aircraft. A significant portion of our revenue is earned from subcontracts with the primes. Tier 3 suppliers principally provide components or detailed parts. Tier 2 suppliers provide more complex, value-added parts and may also assume more design risk, manufacturing risk, supply chain risk and project management risk than Tier 3 suppliers. Tier 1 suppliers manufacture aircraft sections and purchase assemblies. We currently compete primarily with Tier 2 and Tier 3 suppliers. Our business growth strategy is to differentiate ourselves from competitors by providing more complex assemblies to our customers as a Tier 2 supplier.
Commercial Aerospace End-Use Market
The commercial aerospace end-use market is highly cyclical and is impacted by the level of global air passenger traffic in general, which in turn is influenced by global economic conditions, fleet fuel and maintenance costs and geopolitical developments. Sales into the commercial aerospace end-use market represented approximately 33% of our 2014 net revenues.
Growth in the world’s gross domestic product (“GDP”) is a contributor to global air passenger traffic expansion. Emerging economies in Asia, the Middle East and Latin America, where the GDP per capita expands at a faster rate than the developed markets, are contributing to the growth rate for new commercial aircraft. The demand for air travel is also expected to be influenced by a cyclical rebound and improvement in the economies of the more mature markets of Europe and North America.
Fuel performance has been and will continue to be an increasingly important component of the commercial airlines’ profitability and will continue to be driving demand for newer, more fuel efficient engine designs. Market acceptance is growing for these types of more fuel efficient aircraft from The Boeing Company (“Boeing”) and Airbus Group, formerly known as the European Aeronautic, Defense & Space Company (“EADS”), through their wholly owned subsidiary Airbus (“Airbus”). Replacement of aging fleets due to increasing costs of maintenance or obsolescence and availability of newer, more efficient aircraft also influences commercial aircraft build rates, but to a lesser degree.
Further, the availability of internal or external funding impacts commercial aircraft build rates. Failure of our customers to obtain financing may result in cancellation or deferral of orders.
Industry projections estimate growth rates in air traffic in the mid-single digits and strength in commercial aerospace over the next few years. Boeing’s projections in their 2014 Annual Report on Form 10-K filed with the SEC estimate a growth rate of 5% per year for passenger and cargo traffic, based on a projected average annual worldwide real economic growth rate of 3%, over the next 20 years in the commercial aircraft market. We believe we are well positioned given our product capabilities to participate in the steady projected growth rate for commercial air traffic and build rates for large commercial aircraft for the airframe manufacturing industry.
Defense End-Use Market

Our defense end-use market includes products used in military and space, including technologies and structures applications. The defense end-use market is highly cyclical and is impacted by the level of government defense spending. Government defense spending is impacted by national defense policies and priorities, political climates, fiscal budgetary constraints, U.S. Federal budget deficits, projected economic growth and the level of global military or security threats, or other conflicts. Sales into the military and space end-use market represented approximately 49% of our net revenues during 2014.
U.S. Government appropriations have and likely will continue to be affected by larger U.S. Government budgetary issues and related legislation. In 2011, the Congress enacted the Budget Control Act, as amended by the American Taxpayer Relief Act of 2012 (“BCA”), and the Bipartisan Budget Act of 2013. Pursuant to the terms of the BCA, a sequestration went into effect on March 1, 2013 resulting in an approximate 8% reduction to the Department of Defense (“DoD”) budget for fiscal year (“FY”) 2013 to approximately $496 billion, excluding funding for military personnel. The FY 2014 DoD base budget was essentially flat at $496 billion and FY 2015 remains at a similar level. Unless Congress and the President of the United States (the “Administration”) agree to further amend or revoke the BCA, the DoD base budget is expected to increase very modestly to approximately $500 billion for FY 2016. In the years beyond FY 2016, the BCA permits annual increases for DoD base budget funding of approximately 2% with such caps remaining in effect through FY 2023. The Administration has publicly signaled its intent to submit budget requests that are significantly higher than the BCA caps, as it did in submitting the FY 2016 budget request with all the years exceeding the caps under the BCA. Such levels of DoD budget funding would require the Congress to enact legislation to raise the BCA caps. In the event that DoD appropriations exceed the BCA caps in any fiscal year through FY 2023, an across-the-board sequestration would go into effect, as occurred in FY 2013. Conversely, the Congress could choose to reduce any above-BCA cap budget request, as it did for FY 2014 appropriations.
We derive a significant portion of our business from customers whose principal sales are to the U.S. Government and from direct sales by us to the U.S. Government. Thus, future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorization and appropriations process could have a material effect on our results of operations, financial position and cash flows. In addition, if Congress is unable to pass appropriation bills in a timely manner, a government shutdown could result which could have impact above and beyond those resulting from budget cuts or sequestration. For additional information related to our sales from customers whose principal sales are to the U.S. Government and our direct sales to the U.S. Government, see “Risk Factors” contained within Part I, Item 1A of this Annual Report on Form 10-K (“Form 10-K”).
NON-AEROSPACE AND DEFENSE END-USE MARKETS OVERVIEW
Our non-aerospace and defense end-use markets, (natural resources, industrial, and medical and other) are diverse and are impacted by the customers’ needs for increasing electronic content and a desire to outsource. Factors expected to impact these markets include capital and industrial goods spending, the number of oil-rigs operating and the level of natural gas exploration in North America and general economic conditions. Our products are used in industrial test systems, energy exploration systems, semiconductor fabrication units, glass electronic manufacturing systems, mine automation and control systems, patient monitoring devices, respiratory care devices, biodecontamination equipment and other technology-driven products. Sales into the industrial end-use markets were approximately 18% of our net revenues during 2014.
We believe our business in these markets has stabilized and we are well positioned for these markets.
SALES AND MARKETING
Our commercial sales are substantially dependent on airframe manufacturers’ production rates of new aircraft. Deliveries of new aircraft by airframe manufacturers are dependent on the financial capacity of its customers, primarily airlines and leasing companies, to purchase the aircraft. Thus, sales of commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. Further, our sales for commercial aircraft programs could be affected by changes in our customers’ inventory levels and changes in our customers’ aircraft production build rates. In recent years, both major large aircraft manufacturers, Boeing and Airbus, have announced higher build rates due to increases in production of existing programs, including more fully-developed models, and by the introduction of new platforms.
Military components manufactured by us are employed in many of the country’s front-line fighters, bombers, rotary-wing aircraft and support aircraft, as well as land and sea-based applications. Engineering, technical and program management services are provided principally for the United States defense, space and homeland security programs. Our defense business is diversified among a number of military manufacturers and programs. In the space sector, we continue to support various unmanned launch vehicle and satellite programs.
Our sales into the industrial, natural resources, and medical and other commercial markets are customer focused in the various markets and driven primarily by their capital spending and manufacturing outsourcing demands.

We continue to broaden and diversify our customer base in the end-use markets we serve by providing innovative product and service solutions through drawing on our core competencies, experience and technical expertise. Net revenues related to military and space (defense technologies and defense structures), commercial aerospace, and non-aerospace and defense end-use markets in 2014 and 2013 were as follows:
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
Our marketing efforts primarily consist of developing strong, long-term relationships with our customers, which provide the basis for future sales. These close relationships allow us to gain a better insight into each customer’s business needs, identify ways to provide greater value to the customer, and allow us to be designed in early in various products and/or high volume products.
SEASONALITY
The timing of our revenue is governed by the purchasing patterns of our customers, and, as a result, we may not generate revenue equally during the year. However, no material portion of our business is considered to be seasonal.
MAJOR CUSTOMERS
We currently generate the majority of our revenues from the aerospace and defense industries. As a result, we have significant sales to certain customers. Boeing and Raytheon each were approximately ten percent or greater of our 2014 net revenues. Sales to our top ten customers, including Boeing and Raytheon, were approximately 59% of our 2014 net revenues. Net sales by major customer for 2014 and 2013 were as follows:

Net sales to our customers, except the U.S. Government, are diversified over a number of different military and space, commercial aerospace, natural resources, industrial, medical and other products. For additional information on sales to major customers, see Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K.
RESEARCH AND DEVELOPMENT
We perform concurrent engineering with our customers and product development activities under our self-funded programs as well as under contracts with others. Concurrent engineering and product development activities are performed for commercial, military and space applications. Further, we perform high-technology systems engineering and analysis, principally under customer-funded contracts, with a focus on sensors system simulation, engineering and integration activities.
RAW MATERIALS AND COMPONENTS
Raw materials and components used in the manufacturing of our products include aluminum, titanium, steel and carbon fibers, as well as a wide variety of electronic interconnect and circuit card assemblies and components. These raw materials are generally available from a number of suppliers and are generally in adequate supply. However, from time to time, we have experienced increases in lead times for and limited availability of, aluminum, titanium and certain other raw materials and/or components. Moreover, certain components, supplies and raw materials for our operations are purchased from single source suppliers and occasionally, directed by our customers. In such instances, we strive to develop alternative sources and design modifications to minimize the potential for business interruptions.
COMPETITION
The markets we serve are highly competitive, and our products and services are affected by varying degrees of competition. We compete worldwide with domestic and international companies in most markets. These companies may have competitive advantages as a result of greater financial resources, economies of scale and bundled products and services that we do not offer. Additional information related to competition is discussed in “Risk Factors” contained within Part I, Item 1A of this Form 10-K. Our ability to compete depends principally upon the breadth of our technical capabilities, the quality of our goods and services, competitive pricing, product performance, design and engineering capabilities, new product innovation, the ability to solve specific customer problems, and customer relationships.
PATENTS AND LICENSES
We have several patents, but we do not believe that our operations are dependent upon any single patent or group of patents. In general, we rely on technical superiority, continual product improvement, exclusive product features, superior lead time, on-time delivery performance, quality, and customer relationships to maintain our competitive advantage.
BACKLOG
Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net sales. As a result, trends in our overall level of backlog may not be indicative of trends in our future sales. Backlog was approximately $559.3 million at December 31, 2014, compared to approximately $620.0 million at December 31, 2013. The decrease in backlog was primarily in the defense technologies end-use markets. Approximately $447.4 million of total backlog is expected to be delivered during 2015.

ENVIRONMENTAL MATTERS
Our business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transport and disposal of hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that threaten to release, or have been released to the environment, and they require us to obtain and maintain licenses and permits in connection with our operations. We may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on us. We anticipate that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain our environmental compliance efforts, however, we do not expect such expenditures to be material in 2015 and the foreseeable future.
DAS has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in Adelanto (a.k.a. El Mirage) and Monrovia, California. Based on currently available information, we have accrued approximately $1.5 million for our estimated liabilities related to these sites. For further information, see Note 14 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K. In addition, see “Risk Factors” contained within Part I, Item 1A of this Form 10-K for certain risks related to environmental matters.
EMPLOYEES
As of December 31, 2014, we employed approximately 3,150 people, of which approximately 378 are subject to collective bargaining agreements expiring on July 1, 2015 and January 1, 2016. We believe our relations with our employees are good. See “Risk Factors” contained within Part I, Item 1A of this Form 10-K for additional information regarding certain risks related to our employees.
AVAILABLE INFORMATION
General information about us can be obtained from our website address at www.ducommun.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments (including restatements) to those reports, if any, are available free of charge on our website as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information included in our website is not incorporated by reference in this Annual Report on Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including our company.

ITEM 1A. RISK FACTORS
Our business, financial condition, results of operations and cash flows may be affected by known and unknown risks, uncertainties and other factors. We have summarized below the significant, known material risks to our business. Additional risk factors not currently known to us or that we currently believe are immaterial may also impair our business, financial condition, results of operations and cash flows. Any of these risks, uncertainties and other factors could cause our future financial results to differ materially from recent financial results or from currently anticipated future financial results. The risk factors below should be considered together with the information included elsewhere in this Annual Report on Form 10-K (“Form 10-K”) as well as other required filings by us to the SEC.
RISKS RELATED TO OUR CAPITAL STRUCTURE
Our indebtedness could limit our financing options, adversely affect our financial condition, and prevent us from fulfilling our debt obligations.
At December 31, 2014, we had approximately $290.0 million of outstanding long-term debt, consisting primarily of $200.0 million of senior unsecured notes (the “Notes”) and approximately $90.0 million under our senior secured term loan (the “Term Loan”). As as a result, we currently have a relatively higher level of indebtedness than industry participants. The debt was the direct result of our LaBarge Acquisition.
In 2012, we began steps to reduce our debt by making approximately $25.0 million of voluntary principal prepayments on the Term Loan. In 2013, we paid an additional approximately $30.0 million of voluntary principal prepayments on our Term Loan. In 2014, we paid another approximately $42.6 million of additional voluntary principal prepayments. We believe that these prepayments will help facilitate our plans to refinance in 2015. Our ability to complete a debt refinancing in 2015 may be limited, as discussed below in this risk factor. We may have to undertake alternative financing plans, such as selling assets; reducing or delaying scheduled expansions and/or capital investments; or seeking various forms of capital. Our ability to complete alternative financing plans may be affected by circumstances and economic events outside of our control. We cannot ensure that we would be able to refinance our debt or enter into alternative financing plans in adequate amounts on commercially reasonable terms, terms acceptable to us or at all, or that such plans guarantee that we would be able to meet our debt obligations.
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
The $200.0 million Notes bear interest of 9.75% per annum, payable semi-annually. At December 31, 2014, the outstanding balance on the Term Loan was approximately $90.0 million with an interest rate of 4.75%, consisting of a London Interbank Offered Rate (“LIBOR”) interest rate floor of 1.00%, plus a margin of 3.75%, with interest paid quarterly. In 2013, we successfully repriced our Term Loan by 0.75%, resulting in the current lower rate. Should interest rates increase above the interest rate floor of 1.00%, our debt service cost will increase. Any inability to generate sufficient cash flow could have a material adverse effect on our financial condition or results of operations.
While we expect to meet all of our financial obligations, we cannot ensure you that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. In conjunction with the issuance of the Term Loan in 2011, we obtained a $60.0 million Revolving Credit Facility (“Revolving Credit Facility”), (collectively the “Credit Facilities”). We cannot ensure that future borrowings will be available under the Revolving Credit Facility, in an amount sufficient to enable us to pay our debt or fund our other liquidity needs, if at all.
We require a considerable amount of cash to fund our anticipated voluntary principal prepayments on our Term Loan.
Our ability to continue to reduce our Term Loan through voluntary principal prepayments will be a contributing factor to our ability to refinance our debt in 2015. Our ability to make such prepayments will depend upon our ability to generate significant cash in the future. We cannot ensure that our business will generate sufficient cash flow from operations to fund any such prepayments.
The covenants in the credit agreement to our Credit Facilities and the indenture governing the Notes impose restrictions that may limit our operating and financial flexibility and may limit our ability to make payments on the Notes.
In the event that a certain minimum amount is borrowed and outstanding under our Revolving Credit Facility, for so long as any such amount is outstanding, we will be required to comply with a leverage covenant, as defined in the credit agreement. Furthermore, our consolidated earnings before interest, taxes and depreciation and amortization (“EBITDA”), as defined by the credit agreement to our Credit Facilities, as of the end of any fiscal quarter on a trailing four-quarter basis, is not permitted to be less than $50.0 million. The leverage covenant decreases over the term of the Revolving Credit Facility, which will require us to generate either increasing cash flows or increasing EBITDA in the future. For example, in October 2013, we completed an amendment to the credit agreement to our Credit Facilities which partially mitigated the impact of the leverage covenant by increasing the leverage ratio by 0.75 for all future periods. We believe the voluntary prepayments on the Term Loan will help reduce our leverage, as defined in the credit agreement.
At December 31, 2014, no amounts were outstanding under the Revolving Credit Facility which would have required us to comply with the leverage covenant. However, we would have been in compliance with such leverage covenant. At December 31, 2014, we were in compliance with the EBITDA covenant. There is no assurance that we will continue to be in compliance with the leverage covenant or the EBITDA covenant in future periods.
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
These covenants could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, pursue our business strategies and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot ensure that we will be able to comply with such covenants. These restrictions also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the Notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
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
RISKS RELATED TO OUR BUSINESS
Our end-use markets are cyclical.
We sell our products into aerospace, defense, and industrial end-use markets, which are cyclical and have experienced periodic declines. Our sales are, therefore, unpredictable and tend to fluctuate based on a number of factors, including global economic conditions, geopolitical developments and conditions, and other developments affecting our end-use markets and the customers served. Consequently, results of operations in any period should not be considered indicative of the operating results that may be experienced in any future period.
We depend upon a selected base of industries and customers, which subjects us to unique risks which may adversely affect us.
We currently generate a majority of our revenue from customers in the aerospace and defense industry. Our business depends, in part, on the level of new military and commercial aircraft orders. As a result, we have significant sales to certain customers. Sales to the Boeing Company comprise the majority of our commercial aerospace end-use market. A significant portion of our net sales in our military and space end-use markets are made under subcontracts with OEMs, under their prime contracts with the U. S. Government. We had significant sales to Raytheon Company in 2014 in our defense technologies end-use market.
Our customers may experience delays in the launch of new products, labor strikes, diminished liquidity or credit unavailability, weak demand for their products, or other difficulties in their business. In addition, sequestration is causing additional uncertainty in the placement of orders.
Our sales to our top ten customers, which represented approximately 59% of our total 2014 net revenues, were diversified over a number of different military and space, commercial aerospace, natural resources, industrial, medical and other products. Any significant change in production rates by these customers would have a material effect on our results of operations and cash flows. There is no assurance that our current significant customers will continue to buy products from us at current levels, and that we will retain any or all of our existing customers, or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers. This risk may be further complicated by pricing pressures, intense competition prevalent in our industry and other factors. A significant reduction in sales to any of our major customers, the loss of a major customer, or a default on a major customer on accounts receivable could have a material adverse impact on our financial results.
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
Further, certain U.S. Government programs in which we participate may extend for several years; however, these programs are typically funded annually. Changes in the government’s strategy and priorities may affect our existing programs and future opportunities. Our government contracts and related orders with the U.S. Government are subject to cancellation, or delay, if appropriations for subsequent performance periods are not made. The termination of funding for existing or new U.S. Government programs, or delays in payment, could have a material adverse effect on our financial results. Although we are not yet able to determine how sequestration will impact specific programs and contracts related to us, we expect the reduced U.S. Department of Defense (“U.S. DoD”) budgeted spending that began in fiscal 2014 will continue to result in lower or delayed awards on some of our programs. Reductions, cancellations or delays impacting existing contracts or programs could have a material effect on our financial results.
We are subject to extensive regulation and audit by the Defense Contract Audit Agency.
The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. Government contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. DoD. Such audits and reviews could result in adjustments to our contract costs and profitability. However, we cannot ensure the outcome of any future audits and adjustments may be required to reduce net sales or profits upon completion and final negotiation of audits. If any audit or review were to uncover inaccurate costs or improper activities, we could be subject to penalties and sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from conducting future business with the U.S. Government. Any such outcome could have a material adverse effect on our financial results.
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
We enter into contracts providing for a firm, fixed-price for the sale of some of our products regardless of the production costs incurred by us. In many cases, we make multi-year firm, fixed-price commitments to our customers, without assurance that our anticipated production costs will be achieved. Contract bidding and accounting require judgment relative to assessing risks, estimating contract net sales and costs, including estimating cost increases over time and efficiencies to be gained, and making assumptions for supplier sourcing and quality, manufacturing scheduling and technical issues over the life of the contract. Such assumptions can be particularly difficult to estimate for contracts with new customers. Our failure to accurately estimate these costs can result in reduced profits or incurred losses. Because of the significance of the judgments and estimates involved, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Therefore, any changes in our underlying assumptions, circumstances or estimates could have a material adverse effect on our financial results. For example, in the fourth quarter of 2013, we recorded a charge in the DAS segment for the estimated cost to complete of approximately $5.2 million, consisting of $3.9 million for the Embraer Legacy 450/500 aircraft contracts, and $1.3 million for the Boeing 777 wing tip contract. The charges resulted from difficulties in achieving previously anticipated cost reductions, including delays in transferring work to our lower-cost Guaymas, Mexico facility. The charge for the Embraer Legacy 450/500 contracts also reflects estimated cost overruns for customer driven changes on both the development and production phases of the contracts. See “Revenue Recognition” and “Provision for

Estimated Losses on Contracts” in Part II, Item 7, Management’s Discussion and Analysis—Critical Accounting Policies, of this Annual Report on Form 10-K for further information.
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
Goodwill is tested for impairment on an annual basis during our fourth quarter or more frequently if events or circumstances occur which could indicate potential impairment. We also test intangible assets with indefinite life periods for potential impairment annually and on an interim basis if there are indicators of potential impairment. We evaluate amortizable intangible assets, fixed assets, and production cost of contracts for impairment if there are indicators of a potential impairment. In assessing the recoverability of goodwill, management is required to make certain critical estimates and assumptions. These estimates and assumptions include projected sales levels, including addition of new customers, programs or platforms and increased content on existing programs or platforms, improvements in manufacturing efficiency, and reductions in operating costs. Due to many variables inherent in the estimation of a business’s fair value and the relative size of our recorded goodwill, differences in estimates and assumptions may have a material effect on the results of our impairment analysis. If any of these or other estimates and assumptions are not realized in the future, or if market multiples decline, we may be required to record an impairment charge for goodwill in addition to the pre-tax impairment charge of approximately $54.3 million recorded in 2011. Impairment charges may be incurred against other intangible assets or long-term assets if asset utilization declines, customer demand declines or other circumstances indicate that the asset carrying value may not be recoverable. For example, in the fourth quarter of 2013 we recorded a pre-tax asset impairment charge of $7.0 million to production cost of contracts for the Embraer Legacy 450/500 and Boeing 777 wing tip contracts. Our production cost of contracts as of December 31, 2014 was approximately $11.7 million or 1.6% of total assets. Our goodwill and other intangible assets as of December 31, 2014 were approximately $312.7 million, or 42% of total assets. See “Goodwill and Indefinite-Lived Intangible Assets” and “Production Cost of Contracts” in Part II, Item 7, Management’s Discussion and Analysis—Critical Accounting Policies, of this Annual Report on Form 10-K for further information.
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
All the markets we serve are highly competitive and price sensitive. We compete worldwide with a number of domestic and international companies that have substantially greater manufacturing, purchasing, marketing and financial resources than we do. Many of our customers have the in-house capability to fulfill their manufacturing requirements. Our larger competitors may be able to vie more effectively for very large-scale contracts than we can by providing different or greater capabilities or benefits such as technical qualifications, past performance on large-scale contracts, geographic presence, price and availability of key professional personnel. If we are unable to successfully compete for new business, our net sales growth and operating margins may decline.
Several of our major customers have completed extensive cost containment efforts and we expect continued pricing pressures in 2015 and beyond. Competitive pricing pressures may have an adverse effect on our financial condition and operating results. Further, there can be no assurance that competition from existing or potential competitors in other segments of our business will not have a material adverse effect on our financial results. If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.
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
We are subject to various U.S. and foreign environmental laws and regulations, including those relating to the use, storage, transport, discharge and disposal of hazardous chemicals and materials used and emissions generated during our manufacturing process. We do not carry insurance for these potential environmental liabilities. Any failure by us to comply with present or future regulations could subject us to future liabilities or the suspension of production, which could have a material adverse effect on our financial results. Moreover, some environmental laws relating to contaminated sites can impose joint and several liability retroactively regardless of fault or the legality of the activities giving rise to the contamination. Compliance with existing or future environmental laws and regulations may require extensive capital expenditures, increase our cost or impact our production capabilities. Even if such expenditures are made, there can be no assurance that we will be able to comply. We have been directed to investigate and take corrective action for groundwater contamination at certain sites. Our ultimate liability for such matters will depend upon a number of factors. See Note 14 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
Cyber security attacks, internal system or service failures may adversely impact our business and operations.
Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Cyber security threats are evolving and include, but are not limited to, malicious software, unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us or our products, customers or suppliers, or other acts that could lead to disruptions in our business. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which would adversely affect our business, results of operations and financial condition.
We may not have the ability to renew facilities leases on terms favorable to us and relocation of operations presents risks due to business interruption.
Certain of our manufacturing facilities and offices are leased and have lease terms that expire between 2015 and 2020. The majority of these leases provide renewal options at the fair market rental rate at the time of renewal, which, if renewed, could be significantly higher than our current rental rates. We may be unable to offset these cost increases by charging more for our products and services. Furthermore, continued economic conditions may continue to negatively impact and create greater pressure in the commercial real estate market, causing higher incidences of landlord default and/or lender foreclosure of properties, including properties occupied by us. While we maintain certain non-disturbance rights in most cases, it is not certain that such rights will in all cases be upheld and our continued right of occupancy in such instances is potentially jeopardized. An occurrence of any of these events could have a material adverse effect on our financial results.
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
We have operations located in regions of the U.S. that may be exposed to damaging storms, earthquakes and other natural disasters. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance, we do not carry any earthquake insurance because of the cost of such insurance. Many of our properties are located in Southern California, an area subject to earthquake activity. Our California facilities generated approximately $251.8 million in net sales during 2014. Even if covered by insurance, any significant damage or destruction of our facilities due to storms, earthquakes or other natural disasters could result in our inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to us. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations.

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
As of December 31, 2014, we employed approximately 3,150 people. Two of our operating units are parties to collective bargaining agreements, covering 159 full time hourly employees and 219 employees, and will expire July 1, 2015 and January 1, 2016, respectively. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, if we are unable to negotiate acceptable collective bargaining agreements with the unions or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.
We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely impact the reliability of our financial reports, cause us to submit our financial reports in an untimely fashion, result in material misstatements in our financial statements and cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our common stock.
We have concluded that there are material weaknesses in our internal control over financial reporting as 1) the process to communicate, educate, and measure our employees’ understanding of ethical standards and code of conduct across the company was not maintained, 2) the structure, authority, and responsibilities to ensure the objectives of internal control over financial reporting were adequately achieved was not maintained, 3) the design of our internal controls did not include a review of the accuracy of labor distribution to various departments and 4) the process to reconcile and review our income tax accounts was not adequate. These material weaknesses resulted in material misstatements of our historical financial statements, which necessitated a restatement of our consolidated financial statements as of December 31, 2013 and for the years ended December 31, 2013 and 2012 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2014 and for each of the quarters in the year ended December 31, 2013 to correct for errors in the contract forward loss reserve, cost of goods sold, deferred income taxes, goodwill, goodwill impairment, additional-paid-in-capital and income tax expense, as applicable, in each reporting period. Additionally, these material weaknesses could result in a material misstatement of account balances or disclosures that would result in a misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Thus, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2014.
Under standards established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We have and will continue to take additional measures to remediate the underlying causes of the material weaknesses noted above. As we continue to evaluate and work to remediate the material weaknesses, we may determine to take additional measures to address the control deficiencies. Also, see Item 9A in Part II of this Form 10-K. We expect to incur additional costs remediating these material weaknesses.
Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our measures may not prove to be successful in remediating these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate these material weaknesses and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements and debt covenant requirements.

The restatement of our consolidated financial statements and possible related events, should they occur, may consume our time and resources and may have an adverse effect on our business and stock price.
As discussed in Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K, we have restated in this Form 10-K our consolidated financial statements to correct errors in prior periods primarily related to (i) a long-term contract (“Contract”) following the discovery of misconduct by employees in the recording of direct labor costs to the Contract from 2009 through the third quarter 2014 which resulted in the identification of a forward loss provision that should have been recorded in 2009 and the impact on subsequent periods of adjustments to the forward loss provision based on information available at the time; and (ii) the year end reconciliation of income taxes payable and deferred tax balances identified errors primarily in 2013, 2012, and 2011.
As with all corporate controls, we cannot be certain that the measures we have taken, and are taking, to remedy the errors since they were discovered will ensure that no errors occur in the future. Further, the restatement may affect investor confidence in the accuracy of our financial reporting and disclosures, may raise reputational issues for our business and may negatively impact our stock price.
Although we have now completed the restatement, we cannot guarantee that we will not receive regulatory inquiries or be subject to litigation regarding our restated financial statements or related matters. Were any such future regulatory inquiries or litigation to occur, regardless of the outcome, such actions would likely consume internal resources and result in additional legal and consulting costs.
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
The Dodd-Frank Act contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo and adjoining countries that are believed to be benefiting armed groups (“Conflict Minerals”). The provision does not prevent companies from using conflict minerals; however the SEC mandates due diligence, disclosure and reporting requirements for companies which manufacture products that include components containing such conflict minerals in a Form SD (“Form SD”). These due diligence, disclosure and initial reporting requirements applied to our activities in calendar year 2013 and our first annual filing was completed by the June 2, 2014 due date. These regulations and disclosures in our Form SDs could result in our customers’ request to not use Conflict Minerals in our products they purchase from us. The number of suppliers who provide conflict-free minerals may be limited and thus, decrease the availability and increase the prices of components free of such Conflict Minerals used in our products. In addition, the compliance process will be both time-consuming and costly. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through our due diligence procedures, which may harm our reputation with our customers and other stakeholders. In addition, we may be unable to satisfy customers who require that all components included in our products be conflict-free, which could place us at a competitive disadvantage.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We occupy approximately 33 owned or leased facilities, totaling over 2.2 million square feet of manufacturing area and office space. At December 31, 2014, facilities which were in excess of 50,000 square feet each were occupied as follows:

Location	Segment	Square Feet	Expiration of Lease
Carson, California	Ducommun AeroStructures	286,000	Owned
Monrovia, California	Ducommun AeroStructures	274,000	Owned
Coxsackie, New York	Ducommun AeroStructures	168,000	Owned
Pittsburgh, Pennsylvania	Ducommun LaBarge Technologies	136,000	2017
Parsons, Kansas	Ducommun AeroStructures	120,000	Owned
Carson, California	Ducommun LaBarge Technologies	117,000	2016
Phoenix, Arizona	Ducommun LaBarge Technologies	100,000	2017
Joplin, Missouri	Ducommun LaBarge Technologies	92,000	Owned
Appleton, Wisconsin	Ducommun LaBarge Technologies	77,000	Owned
Orange, California	Ducommun AeroStructures	76,000	Owned
Adelanto, California	Ducommun AeroStructures	74,000	Owned
Huntsville, Arkansas	Ducommun LaBarge Technologies	69,000	2020
Iuka, Mississippi	Ducommun LaBarge Technologies	66,000	2016
Carson, California	Ducommun AeroStructures	65,000	2019
Coxsackie, New York	Ducommun AeroStructures	65,000	2015
Joplin, Missouri	Ducommun LaBarge Technologies	55,000	2016
Tulsa, Oklahoma	Ducommun LaBarge Technologies	55,000	Owned
Huntsville, Alabama	Ducommun LaBarge Technologies	52,000	2017
Berryville, Arkansas	Ducommun LaBarge Technologies	52,000	Owned
Management believes these properties are adequate to meet our current requirements, are in good condition and are suitable for their present use.

ITEM 3. LEGAL PROCEEDINGS
See Note 14 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for a description of our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol DCO. As of December 31, 2014, we had approximately 207 holders of record of our common stock. We have not paid any dividends since the first quarter of 2011 and we do not expect to pay dividends for the foreseeable future. See “Available Liquidity” in Part II, Item 7, Management’s Discussion and Analysis—Liquidity and Capital Resources—Available Liquidity, of this Annual Report on Form 10-K for further discussion on dividend restrictions under our Credit Facility. The following table sets forth the high and low closing prices per share of our common stock as reported on the New York Stock Exchange for the fiscal periods indicated:

	Years Ended December 31,
	2014		2013
	High	Low	High	Low
First Quarter	$31.35	$22.80	$22.60	$14.32
Second Quarter	$27.74	$22.45	$26.71	$17.79
Third Quarter	$32.00	$22.60	$29.37	$20.40
Fourth Quarter	$29.54	$23.52	$30.98	$24.17
See “Part III, Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” for information relating to shares to be issued under equity compensation plans.
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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2014
250.00
200.00
150.00
100.00
50.00
0.00
2009
2010
2011
2012
2013
2014
Ducommun Inc.
Russell 2000 Index
Spade Defense Index

	2009	2010	2011	2012	2013	2014
Ducommun Inc.	100.00	118.36	69.54	88.19	162.58	137.87
Russell 2000 Index	100.00	126.81	121.52	141.42	196.32	205.93
Spade Defense Index	100.00	109.62	106.61	123.99	183.84	205.47

ITEM 6. SELECTED FINANCIAL DATA
We have restated the selected financial data presented in this report as of and for each of the years ended December 31, 2013, 2012, 2011, and 2010 to reflect adjustments to our previously issued consolidated financial statements as more fully described in Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K (“Form 10-K”).
The following selected consolidated financial data should be read in conjunction with Part II, Item 7 and Part IV, Item 15(a) of this Form 10-K:

	(In thousands, except per share amounts) Years Ended December 31,
	2014	2013(a)(b)	2012(c)	2011(d)(e)(f)(g)	2010(h)
		As Restated	As Restated	As Restated	As Restated
Net Revenues	$742,045	$736,650	$747,037	$580,914	$408,406
Gross Profit as a Percentage of Net Revenues	18.9%	16.9%	19.3%	18.2%	19.1%
Income Before (Loss) Taxes	26,240	9,385	24,124	(53,798)	21,978
Income Tax Expense (Benefit)	6,373	(1,993)	6,501	(4,877)	3,976
Net Income (Loss)	$19,867	$11,378	$17,623	$(48,921)	$18,002
Per Common Share
Basic earnings (loss) per share	$1.82	$1.06	$1.67	$(4.64)	$1.72
Diluted earnings (loss) per share	$1.79	$1.05	$1.66	$(4.64)	$1.70
Dividends per share (i)	$—	$—	$—	$0.07	$0.30
Working Capital	$217,670	$225,323	$219,774	$218,665	$84,550
Total Assets	$747,599	$762,645	$777,275	$805,823	$347,419
Long-Term Debt, Including Current Portion	$290,052	$332,702	$365,744	$392,240	$3,280
Total Shareholders’ Equity	$256,570	$234,271	$215,217	$195,640	$248,512

(a)
The results for 2013 include an approximate $14.1 million in charges related to the Embraer Legacy 450/500 and Boeing 777 wing tip contracts and was comprised of approximately $7.0 million of asset impairment charges for production cost of contracts; approximately $5.2 million of forward loss reserves and approximately $1.9 million of inventory write-offs.

(b)	See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K.

(c)	See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K.

(d)	In June 2011, we acquired LaBarge Inc., which is now a part of our DLT operating segment. The acquisition was accounted for as a business combination.

(e)
The results for 2011 include a goodwill impairment charge of approximately $54.3 million resulting from our annual impairment testing. The 2011 results also include approximately $2.4 million of inventory step-up adjustments in cost of sales and approximately $16.1 million of merger-related transaction expenses.

(f)
The results for 2011 also included the correction of errors in prior periods primarily related to a long-term contract following the discovery of misconduct by employees in the recording of direct labor costs to the contract from 2009 through the third quarter 2014 which resulted in the identification of a forward loss provision that should have been recorded in 2009 and then the subsequent adjustment of adjustments to the forward loss provision based on information available at the time (“Forward Loss Adjustments”). As a result of the Forward Loss Adjustments, cost of goods sold decreased approximately $0.3 million in 2011.

(g)
The results for 2011 additionally included the correction of errors as a result of the year end reconciliation of income taxes payable and deferred tax balances (“Tax Adjustments”). The Tax Adjustments resulted in a reduction to the carrying value of goodwill totaling approximately $4.0 million due to a calculation error in the original purchase price allocation and subsequent performance of step 2 of our annual goodwill impairment analysis related to deferred income taxes and thus, 1) reduced deferred income taxes by approximately $2.7 million and 2) generated a pre-tax goodwill impairment charge of approximately $1.4 million. Further, the Tax Adjustments in 2011 reduced deferred tax assets by approximately $1.6 million that were established as a result of shared-based compensation expenses recorded previously and should have been reduced as the tax deductions were utilized.

(h)
The results for 2010 included Forward Loss Adjustments and as a result, cost of goods sold increased approximately $1.3 million. In addition, the adjustments related to the years prior to 2010 are reflected in the beginning retained earnings for 2010. The cumulative impact of these adjustments decreased retained earnings by approximately $3.9 million, net of tax, at the beginning of 2010.

(i)	We suspended payments of dividends after the first quarter of 2011.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement of Previously Issued Financial Statements
We have restated our consolidated financial statements as of December 31, 2013, and for the years ended December 31, 2013 and 2012 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2014 and for each of the quarters in the year ended December 31, 2013, to correct errors in prior periods primarily related to (i) a long-term contract (“Contract”) following the discovery of misconduct by employees in the recording of direct labor costs to the Contract from 2009 through the third quarter 2014 which resulted in the identification of a forward loss provision that should have been recorded in 2009 and the impact on subsequent periods of adjustments to the forward loss provision based on information available at the time (“Forward Loss Adjustments”); and (ii) the year end reconciliation of income taxes payable and deferred tax balances identified errors primarily in 2013, 2012, and 2011 (“Tax Adjustments”). The misconduct and its related financial impact were concealed from our senior management, internal auditors, and external auditors.
The Forward Loss Adjustments were based on certain assumptions and estimates. To determine the loss on the Contract, we estimated the number of units we would have expected to ship over the life of the Contract at inception of the Contract using external market industry data for fiscal years 2009, 2010, 2011, 2012, and 2013. We used data obtained directly from the customer for 2014 and 2015. The total estimated costs at any given point in time would typically include actual historical costs up to that time plus the estimated cost to produce units to be delivered. In addition, the estimated total cost for the life of the Contract includes certain inefficiencies on labor, material, and overhead costs during the initial start-up period. However, as we progress along the learning curve, the direct labor hours and overhead rates are expected to decrease as we gain technical knowhow and efficiency in producing the product. As a result of the misconduct by the employees in the recording of direct labor hours to the Contract, the historical actual direct labor hours charged to the Contract were inaccurate. As a result, we estimated the costs to complete future units at the end of each period based on an estimate of the direct labor hours chargeable to the Contract, including consideration of anticipated learning curve efficiencies that would decrease the direct labor hours over the remaining term of the Contract. Further, we used the actual direct labor hours incurred by the employees assigned to the Contract as a basis for projecting future hours, less an estimate of the time not allocable to the Contract. Using this model, we calculated the Forward Loss Adjustments from the inception of the Contract in 2009 through the expected life of the Contract. As a result of the Forward Loss Adjustments, cost of goods sold increased (decreased) approximately $6.7 million in 2009, $1.3 million in 2010, $(0.3) million in 2011, $(2.2) million in 2012, $(0.9) million in 2013, and $(0.8) million in the nine months ended September 27, 2014.
The Tax Adjustments were necessary as a result of certain calculation errors. The Tax Adjustments resulted in a net decrease to income tax expense of approximately $0.9 million in 2013 and zero in 2012. The Tax Adjustments in 2011 resulted in a reduction to the carrying value of goodwill totaling approximately $4.0 million due to a calculation error in the original purchase price allocation and subsequent performance of step 2 of our annual goodwill impairment analysis related to deferred income taxes and thus, (i) reduced deferred income taxes by approximately $2.7 million and (ii) generated a pre-tax goodwill impairment charge of approximately $1.4 million. Further, the Tax Adjustments in 2011 reduced deferred tax assets by approximately $1.6 million that were established as a result of shared-based compensation expenses recorded previously and should have been reduced as the tax deductions were utilized. Moreover, the restated amounts include previously identified and disclosed immaterial adjustments. The amounts in this Item 7 of this Annual Report on Form 10-K are reflective of the restatement which includes previously identified and disclosed immaterial adjustments. See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.
See Part II, Item 9A of this Annual Report on Form 10-K for information regarding our controls and procedures.
Overview
Ducommun Incorporated (“Ducommun,” “the Company,” “we,” “us” or “our”) is a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace, defense, industrial, natural resources, medical and other industries. We differentiate ourselves as a full-service solution-based provider, offering a wide range of value-added products and services in our primary businesses of electronics, structures and integrated solutions. We operate through two primary business units: Ducommun LaBarge Technologies (“DLT”) and Ducommun AeroStructures (“DAS”).
During 2014, we made significant progress in our plan to de-lever the balance sheet, reduce interest expense and further our ability to refinance our debt in 2015. While 2014 saw growth in our commercial aerospace and industrial revenue, it was partially offset by the continued weakness in defense revenue. Revenue and backlog for our commercial aerospace business remains strong, reflecting increased build rates.
Highlights for the year ended December 31, 2014 were as follows:

•	2014 net revenues were approximately $742.0 million

•	Net income was approximately $19.9 million, or $1.79 per diluted share

•	Cash generated from operating activities was approximately $53.4 million

•	We made voluntary principal prepayments in aggregate of approximately $42.6 million on the term loan
For the year ended December 31, 2014, EBITDA and Adjusted EBITDA was approximately $83.3 million. See Non-GAAP Financial Measures below for certain information regarding EBITDA and Adjusted EBITDA, including reconciliations of EBITDA and Adjusted EBITDA to net income.
Non-GAAP Financial Measures
When viewed with our financial results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and accompanying reconciliations, we believe EBITDA and Adjusted EBITDA provide additional useful information to clarify and enhance the understanding of the factors and trends affecting our past performance and future prospects. We define these measures, explain how they are calculated and provide reconciliations of these measures to the most comparable GAAP measure in the tables below. EBITDA, Adjusted EBITDA and the related financial ratios, as presented in this Annual Report on Form 10-K (“Form 10-K”), are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as measures of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.
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
Because of these limitations, EBITDA, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only as supplemental information. See our consolidated financial statements contained in this Form 10-K.

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

Reconciliations of net income to EBITDA and Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net sales were as follows:

	(In thousands) Years Ended December 31,
	2014	2013	2012
		As Restated	As Restated
Net income	$19,867	$11,378	$17,623
Depreciation and amortization	29,024	30,926	29,413
Interest expense	28,077	29,918	32,798
Income tax expense (benefit)	6,373	(1,993)	6,501
EBITDA	83,341	70,229	86,335
Asset impairment (1)	—	6,975	—
Merger-related expenses (2)	—	—	702
	—	6,975	702
Adjusted EBITDA	$83,341	$77,204	$87,037
% of net revenues	11.2%	10.5%	11.7%

(1)	2013 includes asset impairment charges for production of contracts for the Embraer Legacy 450/500 contracts and Boeing 777 wing tip contract.

(2)	2012 include merger-related transaction costs and change-in-control provision for certain LaBarge key executives and employees arising in connection with the LaBarge Acquisition.
Adjusted EBITDA increased in 2014 compared to 2013 primarily due to fourth quarter 2013 charges of approximately $14.1 million for the Embraer Legacy 450/500 and Boeing 777 wing tip contracts.
Adjusted EBITDA decreased in 2013 over 2012 primarily due to decreased net sales, mainly in non-aerospace and defense end-use markets, fourth quarter charges of approximately $14.1 million for the Embraer Legacy 450/500 and Boeing 777 wing tip contracts, and higher inventory reserve charges.

RESULTS OF OPERATIONS
2014 Compared to 2013
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Years Ended December 31,
	2014	% of Net Revenues	2013	% of Net Revenues
			As Restated	As Restated
Net Revenues	$742,045	100.0%	$736,650	100.0%
Cost of Sales	601,713	81.1%	612,498	83.1%
Gross Profit	140,332	18.9%	124,152	16.9%
Selling, General and Administrative Expenses	88,565	11.9%	84,849	11.5%
Operating Income	51,767	7.0%	39,303	5.3%
Interest Expense	(28,077)	(3.8)%	(29,918)	(4.1)%
Other Income	2,550	0.3%	—	—%
Income Before Taxes	26,240	3.5%	9,385	1.3%
Income Tax Expense (Benefit)	6,373	nm	(1,993)	nm
Net Income	$19,867	2.7%	$11,378	1.5%

Effective Tax Rate (Benefit)	24.3%	nm	(21.2)%	nm
Diluted Earnings Per Share	$1.79	nm	$1.05	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during 2014 and 2013, respectively, were as follows:

		(In thousands) Years Ended December 31,		% of Net Sales
	Change	2014	2013	2014	2013
Consolidated Ducommun
Military and space
Defense technologies	$(18,983)	$241,583	$260,566	32%	35%
Defense structures	(12,797)	124,298	137,095	17%	19%
Commercial aerospace	28,889	242,143	213,254	33%	29%
Natural resources	6,096	45,220	39,124	6%	5%
Industrial	(3,975)	42,661	46,636	6%	6%
Medical and other	6,165	46,140	39,975	6%	6%
Total	$5,395	$742,045	$736,650	100%	100%

DAS
Military and space (defense structures)	$(12,797)	$124,298	$137,095	39%	43%
Commercial aerospace	17,521	195,658	178,137	61%	57%
Total	$4,724	$319,956	$315,232	100%	100%

DLT
Military and space (defense technologies)	$(18,983)	$241,583	$260,566	57%	62%
Commercial aerospace	11,368	46,485	35,117	11%	8%
Natural resources	6,096	45,220	39,124	11%	9%
Industrial	(3,975)	42,661	46,636	10%	11%
Medical and other	6,165	46,140	39,975	11%	10%
Total	$671	$422,089	$421,418	100%	100%
Net revenues for 2014 were approximately $742.0 million compared to approximately $736.7 million for 2013. The net revenue increase reflects an approximate 14% increase in revenue in the commercial aerospace end-use markets and an approximate 7% increase in revenue in the non-aerospace and defense end-use markets, partially offset by an approximate 8% decrease in revenue in the military and space end-use markets.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Years Ended December 31,
	2014	2013
Boeing	20%	18%
Raytheon	9%	10%
Top ten customers	59%	57%

The revenues from Boeing and Raytheon are diversified over a number of commercial, military and space programs and were made by both operating segments.
Gross Profit
Gross profit margin and dollars increased in 2014 primarily due to reversal of forward loss reserve as a result of a settlement with a customer, a favorable product mix, an approximately $0.8 million workers’ compensation audit refund related to prior years, combined with charges in the prior year of approximately $14.1 million in the DAS operating segment, partially offset by an increase in accrued compensation and benefit costs.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses increased in 2014 primarily due to to higher accrued compensation and benefit costs that was partially offset by lower non-recurring professional fees and the prior year included an approximate $0.5 million charge related to our debt repricing transaction.
Interest Expense
Interest expense decreased in 2014 primarily due to lower outstanding debt balances and interest rate reduction as a result of repricing our term loan towards the end of the first quarter of 2013. See Note 7 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on our long-term debt.
Income Tax Expense
We recorded income tax expense of approximately $6.4 million (an effective tax rate of 24.3%) in 2014, compared to an income tax benefit of approximately $2.0 million (an effective tax benefit rate of 21.2%) in 2013.
Our effective tax rate of approximately 24.3% for 2014 was lower than the federal statutory rate of 35.0% primarily due to the benefit of the federal qualified domestic production activities deduction and the federal research and development tax credit. These benefits were approximately $0.6 million and $2.4 million, respectively. Our effective tax benefit rate of approximately 21.2% in 2013 was lower than the federal statutory rate of 35.0% primarily due to the benefit of the federal qualified domestic production activities deduction and the federal research and development tax credit. These benefits were approximately $0.8 million and $4.5 million, respectively. The approximately $4.5 million benefit included approximately $2.0 million of 2012 federal research and development tax credit benefit recognized in the first quarter of 2013. The 2012 benefit was recognized in 2013 as a result of the American Taxpayer Relief Act of 2012 (the “Act”). The Act extended the federal research and development tax credit for the years 2013 and 2012.
Net Income and Earnings per Diluted Share
Net income and earnings per diluted share for 2014 were approximately $19.9 million, or $1.79 per diluted share, compared to approximately $11.4 million, or $1.05 per diluted share, for 2013. Net income for 2014 increased primarily due to higher gross profit, insurance recoveries related to property and equipment, lower interest expense combined with charges of approximately $14.1 million recorded in the prior year related to the Embraer Legacy 450/500 and Boeing 777 wing tip contracts, partially offset by higher income tax expense.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: DAS and DLT. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2014 and 2013:

	%	(In thousands) Years Ended December 31,		% of Net Sales	% of Net Sales
	Change	2014	2013	2014	2013
			As Restated		As Restated
Net Revenues
DAS	1.5%	$319,956	$315,232	43.1%	42.8%
DLT	0.2%	422,089	421,418	56.9%	57.2%
Total Net Revenues	0.7%	$742,045	$736,650	100.0%	100.0%
Segment Operating Income
DAS (2)		$34,949	$19,008	10.9%	6.0%
DLT (3)		34,599	37,030	8.2%	8.8%
		69,548	56,038
Corporate General and Administrative Expenses (1)(3)		(17,781)	(16,735)	(2.4)%	(2.3)%
Total Operating Income		$51,767	$39,303	7.0%	5.3%
EBITDA
DAS
Operating Income (2)		$34,949	$19,008
Other Income (4)		2,550	—
Depreciation and Amortization		10,959	12,406
		48,458	31,414	15.1%	10.0%
DLT
Operating Income (3)		34,599	37,030
Depreciation and Amortization		17,928	18,346
		52,527	55,376	12.4%	13.1%
Corporate General and Administrative Expenses (1)(3)
Operating Loss		(17,781)	(16,735)
Depreciation and Amortization		137	174
		(17,644)	(16,561)
EBITDA		$83,341	$70,229	11.2%	9.5%
Adjusted EBITDA
Asset impairments (2)		$—	$6,975
Adjusted EBITDA		$83,341	$77,204	11.2%	10.5%
Capital Expenditures
DAS		$12,742	$8,287
DLT		5,782	5,000
Corporate Administration		30	116
Total Capital Expenditures		$18,554	$13,403

(1)	Includes costs not allocated to either the DLT or DAS operating segments.

(2)
2013 includes approximately $14.1 million in charges related to fourth quarter asset impairment charges of $5.7 million on the Embraer Legacy 450/500 contracts and $1.3 million on the Boeing 777 wing tip contract which are added back to adjusted EBITDA; forward loss reserves of $3.9 million on the Embraer Legacy 450/500 contracts and $1.3 million on the Boeing 777 wing tip contract; and inventory write-offs of $1.9 million on the Embraer Legacy 450/500 contracts.

(3)	2013 includes approximately $1.2 million of workers’ compensation insurance expenses included in gross profit and not allocated to the operating segments.

(4)	Insurance recoveries related to property and equipment included as other income.
Ducommun AeroStructures
DAS’s net revenues in 2014 increased approximately 1% primarily due to an approximate 10% increase in commercial aerospace revenue that was partially offset by an approximate 9% decrease in military and space revenue.
The DAS segment operating income and EBITDA increased in 2014 primarily due to a reversal of forward loss reserve as a result of a settlement with a customer, a $0.8 million workers’ compensation audit refund related to prior years, combined with the prior year included charges of approximately $14.1 million related to the Embraer Legacy 450/500 contracts and Boeing 777 wing tip contracts, partially offset by higher freight costs and higher accrued compensation and benefit costs. The DAS EBITDA included approximately $2.6 million of insurance recoveries related to property and equipment that was recorded as other income and none in 2013.
Ducommun LaBarge Technologies
DLT’s net revenues in 2014 increased slightly compared to 2013 reflecting an approximate 32% increase in commercial aerospace revenue, approximate 7% increase in non-aerospace and defense (“Non A&D”) markets revenue, partially offset by an approximate 7% decrease in defense technologies revenue.
DLT’s segment operating income and EBITDA decreased in 2014 primarily due to higher accrued compensation and benefit costs that was partially offset by favorable product mix.
Corporate General and Administrative (“CG&A”)
CG&A expenses increased in 2014 primarily due to higher accrued compensation and benefit costs and the prior year included an approximate $0.5 million charge related to our debt repricing transaction.
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
Backlog was approximately $559.3 million at December 31, 2014, compared to approximately $620.0 million at December 31, 2013, as shown in more detail below. The decrease in backlog was primarily in the defense technologies end-use markets. Approximately $447.4 million of total backlog is expected to be delivered during 2015. The following table summarizes our backlog for 2014 and 2013:

		(In thousands) December 31,
	Change	2014	2013
Consolidated Ducommun
Military and space
Defense technologies	$(32,436)	$185,017	$217,453
Defense structures	(42,944)	74,789	117,733
Commercial aerospace	1,181	232,384	231,203
Natural resources	(293)	22,512	22,805
Industrial	10,715	24,331	13,616
Medical and other	3,064	20,247	17,183
Total	$(60,713)	$559,280	$619,993
DAS
Military and space (defense structures)	$(42,944)	$74,789	$117,733
Commercial aerospace	(6,123)	199,407	205,530
Total	$(49,067)	$274,196	$323,263
DLT
Military and space (defense technologies)	$(32,436)	$185,017	$217,453
Commercial aerospace	7,304	32,977	25,673
Natural resources	(293)	22,512	22,805
Industrial	10,715	24,331	13,616
Medical and other	3,064	20,247	17,183
Total	$(11,646)	$285,084	$296,730

2013 Compared to 2012
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Years Ended December 31,
	2013	% of Net Sales 2013	2012	% of Net Sales 2012
	As Restated	As Restated	As Restated	As Restated
Net Revenues	$736,650	100.0%	$747,037	100.0%
Cost of Sales	612,498	83.1%	603,060	80.7%
Gross Profit	124,152	16.9%	143,977	19.3%
Selling, General and Administrative Expenses	84,849	11.5%	87,055	11.7%
Operating Income	39,303	5.3%	56,922	7.6%
Interest Expense	29,918	4.1%	32,798	4.4%
Income Before Taxes	9,385	1.3%	24,124	3.2%
Income Tax (Benefit) Expense	(1,993)	nm	6,501	nm
Net Income	$11,378	1.5%	$17,623	2.4%

Effective Tax (Benefit) Rate	(21.2)%	nm	26.9%	nm
Diluted Earnings Per Share	$1.05	nm	$1.66	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during 2013 and 2012, respectively, were as follows:

		(In thousands) Years Ended December 31,		% of Net Sales
	Change	2013	2012	2013	2012
Consolidated Ducommun
Military and space
Defense technologies	$19,580	$260,566	$240,986	35%	32%
Defense structures	(2,340)	137,095	139,435	19%	19%
Commercial aerospace	9,427	213,254	203,827	29%	27%
Natural resources	(19,348)	39,124	58,472	5%	8%
Industrial	(15,759)	46,636	62,395	6%	8%
Medical and other	(1,947)	39,975	41,922	6%	6%
Total	$(10,387)	$736,650	$747,037	100%	100%

DAS
Military and space (defense structures)	$(2,340)	$137,095	$139,435	43%	45%
Commercial aerospace	7,590	178,137	170,547	57%	55%
Total	$5,250	$315,232	$309,982	100%	100%

DLT
Military and space (defense technologies)	$19,580	$260,566	$240,986	62%	55%
Commercial aerospace	1,837	35,117	33,280	8%	8%
Natural resources	(19,348)	39,124	58,472	9%	13%
Industrial	(15,759)	46,636	62,395	11%	14%
Medical and other	(1,947)	39,975	41,922	10%	10%
Total	$(15,637)	$421,418	$437,055	100%	100%
Net revenues for 2013 reflected the growth in the aerospace and defense end-use markets, which were more than offset by lower revenues in the non-aerospace and defense end-use markets.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Years Ended December 31,
	2013	2012
Boeing	18%	17%
Raytheon	10%	7%
Top ten customers	57%	55%

Net revenues decreased approximately $10.4 million, or 1%, to approximately $736.7 million for the fiscal year ended December 31, 2013 from approximately $747.0 million for the fiscal year ended December 31, 2012. The lower net revenues was primarily the result of lower revenues in the Non-A&D markets that was partially offset by higher revenues in commercial aerospace and defense technologies.
Gross Profit
Gross profit decreased in 2013 primarily due to lower net revenues and fourth quarter charges of approximately $14.1 million in the DAS operating segment. The fourth quarter charges were comprised of asset impairment charges on production costs of contracts of approximately $5.7 million on the Embraer Legacy 450/500 contracts and approximately $1.3 million on the

Boeing 777 wing tip contract; forward loss reserves of approximately $3.9 million on the Embraer Legacy 450/500 contracts and approximately $1.3 million on the Boeing 777 wing tip contract; and inventory reserves of approximately $1.9 million on the Embraer Legacy 450/500 contracts.
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
Interest Expense
Interest expense decreased in 2013 primarily due to lower outstanding debt balances during the year as a result of our voluntary prepayments and a lower interest rate on the Term Loan beginning in April 2013 as a result of our debt repricing. See Note 7 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
Income Tax Expense
We recorded an income tax benefit of approximately $2.0 million (an effective tax benefit rate of 21.2%) in 2013, compared to an income tax expense of approximately $6.5 million (an effective tax rate of 26.9%) in 2012.
Our effective tax benefit rate of approximately 21.2% in 2013 was lower than the federal statutory rate of 35.0% primarily due to the benefit of the federal qualified domestic production activities deduction and the federal research and development tax credit. These benefits were approximately $0.8 million and $4.5 million, respectively. The approximately $4.5 million benefit included approximately $2.0 million of 2012 federal research and development tax credit benefit recognized in the first quarter of 2013. The 2012 benefit was recognized in 2013 as a result of the American Taxpayer Relief Act of 2012 (the “Act”). The Act extended the federal research and development tax credit for the years 2013 and 2012.
Our effective tax rate of approximately 26.9% in 2012 was lower than the federal statutory rate of 35.0% primarily due to the benefit of the federal qualified domestic production activities deduction and the revaluation of net deferred tax liabilities as a result of a lower blended state tax rate. These benefits were approximately $0.7 million and $1.4 million, respectively. The change in blended state tax rate was primarily due to California's new income tax apportionment legislation. The legislation requires most multistate businesses to use a single sales factor method for apportioning income to California beginning January 1, 2013.
Net Income and Earnings per Diluted Share
Net income and earnings per diluted share for 2013 was approximately $11.4 million, or $1.05 per diluted share, compared to approximately $17.6 million, or $1.66 per diluted share, for 2012. Net income for 2013 decreased primarily due to lower gross margin as a result of charges of approximately $14.1 million on the Embraer Legacy 450/500 and Boeing 777 wing tip contracts and lower gross margins in the non-aerospace and defense end-use markets, partially offset by lower SG&A expenses, and lower interest and income tax expense. Diluted earnings per share for 2013 included a federal research and development tax credit benefit of approximately $2.0 million while 2012 included no such benefit.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments; DAS and DLT. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2013 and 2012:

	%	(In thousands) Years Ended December 31,		% of Net Sales	% of Net Sales
	Change	2013	2012	2013	2012
		As Restated	As Restated	As Restated	As Restated
Net Revenues
DAS	1.7%	$315,232	$309,982	42.8%	41.5%
DLT	(3.6)%	421,418	437,055	57.2%	58.5%
Total Net Revenues	(1.4)%	$736,650	$747,037	100.0%	100.0%
Segment Operating Income
DAS(2)		$19,008	$30,586	6.0%	9.9%
DLT(3)		37,030	41,013	8.8%	9.4%
		56,038	71,599
Corporate General and Administrative Expenses (1)(3)(4)		(16,735)	(14,677)	(2.3)%	(2.0)%
Total Operating Income		$39,303	$56,922	5.3%	7.6%
EBITDA
DAS
Operating Income (2)		$19,008	$30,586
Depreciation and Amortization		12,406	10,313
		31,414	40,899	10.0%	13.2%
DLT
Operating Income (3)		37,030	41,013
Depreciation and Amortization		18,346	18,934
		55,376	59,947	13.1%	13.7%
Corporate General and Administrative Expenses (1)(3)(4)
Operating Loss		(16,735)	(14,677)
Depreciation and Amortization		174	166
		(16,561)	(14,511)
EBITDA		$70,229	$86,335	9.5%	11.6%
Adjusted EBITDA
Asset impairments(2)		$6,975	$—
Merger-related expenses(3)		—	702
		6,975	702
Adjusted EBITDA		$77,204	$87,037	10.5%	11.7%
Capital Expenditures
DAS		$8,287	$7,950
DLT		5,000	7,809
Corporate Administration		116	54
Total Capital Expenditures		$13,403	$15,813

(1)	Includes costs not allocated to either the DLT or DAS operating segments.

(2)
2013 includes approximately $14.1 million in charges related to fourth quarter asset impairment charges of approximately $5.7 million on the Embraer Legacy 450/500 contracts and approximately $1.3 million on the Boeing 777 wing tip contract which are added back to adjusted EBITDA; forward loss reserves of approximately $3.9 million on the Embraer Legacy 450/500 contracts and approximately $1.3 million on the Boeing 777 wing tip contract; and inventory write-offs of approximately $1.9 million on the Embraer Legacy 450/500 contracts.

(3)
2012 includes merger-related expenses of approximately $0.3 million in Corporate General and Administrative Expenses and approximately $0.4 million in DLT resulting from a change in control provision for certain key executives and employees arising in connection with the LaBarge Acquisition.

(4)
2013 and 2012 include workers’ compensation insurance expenses included in gross profit and not allocated to the operating segments of approximately $1.2 million and approximately $0.6 million, respectively.

Ducommun AeroStructures
DAS’s net sales in 2013 increased approximately 2% reflecting an approximate 5% increase in commercial aerospace revenue, partially offset by an approximate 2% decrease in military and space (defense structures) revenue.
The DAS segment operating income and EBITDA decreased in 2013, primarily due to the fourth quarter charges of approximately $14.1 million related to the Embraer Legacy 450/500 contracts and Boeing 777 wing tip contracts which was partially off set by increased sales volume and lower accrued compensation and benefit costs.
Ducommun LaBarge Technologies
DLT’s net sales in 2013 decreased approximately 4% reflecting an approximate 23% decrease in non-aerospace and defense revenue, partially offset by an approximate 8% increase in defense technologies and an approximate 6% increase in commercial aerospace revenue.
DLT’s segment operating income and EBITDA decreased in 2013 primarily due to lower operating margins from reduced revenues that was partially offset by lower accrued compensation and benefit costs.
Corporate General and Administrative
CG&A expenses increased in 2013 primarily due to an approximate $0.6 million related to a workers’ compensation insurance payroll audit and an approximate $0.5 million related to our debt repricing transaction and increased professional fees, partially offset by lower accrued compensation and benefits costs.

LIQUIDITY AND CAPITAL RESOURCES
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions) December 31,
	2014	2013
Total debt, including long-term portion	$290.1	$332.7
Weighted-average interest rate on debt	8.20%	7.76%
Term Loan interest rate	4.75%	4.75%
Cash and cash equivalents	$45.6	$48.8
Unused Revolving Credit Facility	$58.5	$58.4
We made voluntary principal prepayments totaling approximately $42.6 million on our Term Loan during 2014. We expect to continue to make voluntarily prepayments during 2015 and we expect to refinance the Term Loan in 2015, market conditions permitting, funded by cash generated from operations.
In March 2013, we executed an amendment to our Credit Facilities which completed a repricing of our Term Loan and Revolving Credit Facility. The repricing reduced the interest rate spread on the Term Loan and Revolving Credit Facility by 50 basis points and the interest rate floor by 25 basis points under the LIBOR rate or the Alternate Base Rate. The LIBOR rate has a floor of 1.00% plus 3.75%. The Alternate Base Rate has a floor of 2.00% plus 2.75%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. Our Term Loan matures on June 28, 2017, and our $60.0 million Revolving Credit Facility matures on June 28, 2016.
The Revolving Credit Facility and Term Loan covenants require EBITDA of more than $50.0 million and a maximum leverage ratio under certain circumstances, as well as annual limitations on capital expenditures and limitations on future disposition of property, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness. At December 31, 2014, we were in compliance with all covenants. In addition, capital expenditures for 2014 were approximately $18.6 million, which was below the maximum amount allowed under the Credit Facility of $30.0 million for the year. Also, at December 31, 2014, there were no amounts outstanding that would have triggered the leverage covenant. Further, the leverage covenant becomes more restrictive in future periods and will require us to continue to reduce our debt or increase EBITDA.
In October 2013, we executed an amendment to our Credit Facilities which increased the maximum leverage ratio, as defined, by 0.75 basis points in all future periods. We believe the voluntary prepayments on the Term Loan will help reduce our leverage, as defined in the credit agreement.
The Notes bear interest of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year. The Notes become callable on July 15, 2015 at a premium of 4.875% and mature on July 15, 2018, at which time the entire principal amount will be due.
The failure to file our 2014 Annual Report on Form 10-K by March 31, 2015 has resulted in defaults, but not an event of default, under our Credit Facilities and our Notes. The defaults on our Credit Facilities and our Notes are deemed cured with the filing of this Annual Report on Form 10-K.
We expect to spend a total of approximately $15.0 million for capital expenditures in 2015 financed by cash generated from operations, which will be lower than 2014, principally to support new contract awards at DAS and DLT. As part of our strategic plan to become a Tier 2 supplier, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
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

Cash Flow Summary
2014 Compared to 2013 (As Restated)
Net cash generated by operating activities during 2014 increased to approximately $53.4 million compared to approximately $46.0 million during 2013 primarily due to higher net income.
Net cash used in investing activities during 2014 was approximately $15.5 million compared to approximately $12.3 million during 2013 primarily due to higher capital expenditures, principally to support new contract awards at DAS and DLT, partially offset by insurance recoveries related to property and equipment.
Net cash used in financing activities during 2014 was approximately $41.2 million compared to approximately $31.4 million during 2013 primarily due to voluntary principal prepayments on our Term Loan of approximately $42.6 million during 2014 compared to approximately $30.0 million during 2013. In addition, 2013 included a final payment of approximately $3.0 million on a promissory note related to a prior acquisition.
2013 (As Restated) Compared to 2012 (As Restated)
Net cash provided by operating activities in 2013 compared to 2012 reflects lower net income, partially off-set by better working capital management, primarily in inventory and accounts receivable. The improvements in working capital management were off-set by payments in accrued compensation from 2012 and timing differences related to other current assets.
Net cash used in investing activities of approximately $12.3 million and approximately $15.8 million in 2013 and 2012, respectively, included capital expenditures, principally to support new contract awards at DAS and DLT.
Net cash used in financing activities during 2013 and 2012 included $31.4 million and $26.7 million, respectively, of voluntary principal prepayments on our Term Loan, partially offset by cash from stock option exercises in 2013. In addition, 2013 included a final payment of $3.0 million on a promissory note related to a prior year acquisition.
Contractual Obligations
A summary of our contractual obligations at December 31, 2014 was as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including current portion	$290,052	$26	$90,026	$200,000	$—
Future interest on notes payable and long-term debt	88,841	23,834	45,507	19,500	—
Operating leases	16,027	6,217	7,695	1,872	243
Pension liability	17,869	1,563	3,216	3,480	9,610
Total(1)	$412,789	$31,640	$146,444	$224,852	$9,853

(1)
As of December 31, 2014, we recorded approximately $2.8 million in long-term liabilities related to uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability may increase or decrease over time, therefore, the liability or uncertain tax positions has not been included in the contractual obligations table.

We have estimated that the fair value of our indemnification obligations as insignificant based upon our history with such obligations and insurance coverage and have included no such obligation in the table above.
Our ultimate liability with respect to groundwater contamination at certain DAS facilities will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties. The above table does not include obligations related to these matters. See Note 14 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for discussion of our environmental liabilities.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating leases and indemnities.
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional accounting policies.
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
We initially perform an assessment of qualitative factors to determine if it is necessary to perform the two-step goodwill impairment test. We test goodwill for impairment using the two-step method if, based on our assessment of the qualitative factors, we determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we decide to bypass the qualitative assessment. When performing the two-step impairment test, we use a combination of an income approach, which estimates fair value of the reporting unit based upon future discounted cash flows, and a market approach, which estimates fair value using market multiples for transactions in a set of comparable companies. If the carrying value of the reporting unit exceeds its fair value, we then perform the second step of the impairment test to measure the amount of the impairment loss, if any. The second step requires fair valuation of all the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. This residual fair value of goodwill is then compared to the carrying value to determine impairment. An impairment charge will be recognized when the estimated fair value of a reporting unit, including goodwill, is less than its carrying value.
We conducted our annual goodwill impairment test in the fourth quarter of 2014 and determined our goodwill was not impaired. For 2014, the DAS, DLT and Miltec internal reporting units had recorded goodwill of approximately $57.2 million,

$92.0 million, and $8.4 million, respectively, and their fair value exceeded their carrying value by approximately 44%, 36% and 44%, respectively.
We review our indefinite-lived intangible asset for impairment on an annual basis (in the fourth quarter for us) or when events or changes in circumstances indicate that more likely than not the fair value of our indefinite-lived intangible asset is less than its carrying value. We compare the fair value of the indefinite-lived intangible asset with its carrying value if the qualitative factors indicate it is more likely than not that the fair value of the asset is less than its carrying value or if we decide to bypass the qualitative assessment. Impairment indicators include, but are not limited to, cost factors, financial performance, adverse legal or regulatory developments, industry and market conditions and general economic conditions. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, we would recognize an impairment loss in the amount of such excess. We conducted our annual impairment test during the fourth quarter of 2014 based on assessing the qualitative factors and concluded the indefinite-lived intangible asset was not impaired.
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
Accounting for Stock-Based Compensation
We use the Black-Scholes-Merton (“Black-Scholes”) valuation model in determining stock-based compensation expense for our options, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. The stock options typically vest over four years and the estimated the forfeiture rate is based on historical experience. The Black-Scholes valuation model requires assumptions and judgments using inputs such as stock price volatility, risk-free interest rates, and expected options terms. As a result, our estimates could differ from actual results.
For performance and restricted stock units, we calculate compensation expense, net of an estimated forfeiture rate, on a straight line basis over the requisite service/performance period of the awards. The performance stock units vest based on a three-year performance cycle. The restricted stock units, vest over various periods of time ranging from one to three years. We estimate the forfeiture rate based on our historical experience.
Inventories
Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market value for raw materials is based on replacement costs and is based on net realizable value for other inventory classifications. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) incurred. Costs under long-term contracts are accumulated into, and removed from, inventory on the same basis as other contracts. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. Our customer demand can fluctuate significantly caused by factors beyond our control. We maintain an allowance for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values. If market conditions are less favorable than our projections, such as an unanticipated decline in demand and not meeting expectations, inventory write-downs may be required.

We net advances from customers related to inventory purchases against inventories in the consolidated balance sheets.
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
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for a description of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At December 31, 2014, we had borrowings of approximately $90.0 million under our Term Loan which bears interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three-, or six-month interest period chosen by us, plus an applicable margin percentage. This LIBOR rate has a floor of 1.00%, and a margin of 3.75%. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data together with the report thereon of PricewaterhouseCoopers LLP included in Part IV, Item 15(a) 1 and 2 of this Annual Report on Form 10-K and are included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, as of the end of the period covered by this Form 10-K, the Company’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 because of the material weaknesses in internal control over financial reporting described below. In light of the material weaknesses described below, management performed additional analysis and other post-closing procedures, including substantial work performed during the restatement process and our internal review that identified adjustments resulting in the restatement to our previously issued financial statements to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management has concluded that the Company's consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented therein.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over the financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control-Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, management has identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2014, as described below.

(1) We did not maintain an effective control environment as we did not effectively implement a process to communicate, educate, and measure our employees understanding of ethical standards and code of conduct across the Company. Additionally, we did not maintain an effective program to encourage employees to proactively communicate concerns related to questionable or unethical behaviors and activities. While we had implemented an anonymous hotline, we did not sufficiently communicate the availability and purpose of the hotline.

(2) Additionally, we did not maintain an effective control environment as we did not effectively establish the structure, authority, and responsibilities to ensure the objectives of internal control over financial reporting were adequately achieved. Specifically, we did not properly assign and limit authority and responsibilities of certain management and supervisory personnel.

These material weaknesses contributed to the following control deficiency which is also considered to be a material weakness.

(3) We did not design and maintain effective monitoring controls over the accuracy and appropriate classification of reported labor hours associated with contracts accounted for under the percentage-of-completion method using units of delivery. Specifically, we did not maintain proper segregation of duties and monitoring controls over the accuracy and appropriate classification of underlying direct and indirect labor hour data that were subject to the misconduct relating to improper recording of direct labor hours and which were used in our estimates to identify and record contract forward loss reserves.

(4) We did not design and maintain effective controls related to the quarterly and annual accounting and disclosures for income taxes, including maintaining an appropriate level of technical expertise related to income taxes. Specifically, we did not design and maintain effective controls related to the preparation, analysis and review of the income tax provision and significant income tax balance sheet accounts required to assess the appropriateness of balances at period-end. Additionally, we did not maintain effective controls to identify and accumulate all required supporting information to determine the completeness and accuracy of income tax amounts reported within the consolidated financial statements and disclosures.

These material weaknesses resulted in material misstatements of our historical financial statements, which necessitated a restatement of our consolidated financial statements as of December 31, 2013 and for the years ended December 31, 2013 and 2012 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2014 and for each of the quarters in the year ended December 31, 2013 to correct for errors in the contract forward loss reserve, cost of goods sold, deferred income taxes, goodwill, goodwill impairment, additional-paid-in-capital and income tax expense, as applicable, in each reporting period. Additionally, these material weaknesses could result in a material misstatement of account balances or disclosures that would result in a misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Because of the material weaknesses described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014, based on criteria in Internal Control- Integrated Framework issued by the COSO (2013).

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in the report which appears in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Management’s Remediation Plan

We are committed to remediating the control deficiencies that constitute the material weaknesses described above by implementing changes to our internal control over financial reporting. Our Chief Financial Officer is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. We are currently evaluating the impact of the material weaknesses and have taken or are in the process of taking the following actions:
Actions taken:

•
We have taken appropriate disciplinary actions for those employees involved in the misconduct relating to improper recording of direct labor costs to a long-term contract including termination of employees. Additionally, certain other organizational changes have been implemented.

Actions to be taken or in process:

•	We have begun the implementation of additional on-going oversight, training and communication programs to reinforce our ethical standards and code of conduct across the Company.

•
We have plans to enhance the availability of our hotline by more clearly defining its purpose, and plan to develop on-going companywide training programs on the purpose and availability of the hotline.

•
We have redesigned our internal controls over the accounting for contract loss reserves, including an on-going review of the related labor distributions to estimate the anticipated costs used in the forward loss reserve analysis.

•	We plan to augment our tax department with additional resources and professionals.

•	We plan to engage third party tax advisors to assist with our methodology of estimating and reconciling tax entries.

•	We plan to implement new controls and improving existing controls over income tax accounts, including controls over the reconciliation of current and deferred tax asset and liability accounts.

However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weaknesses, we may determine to take additional measures to address the control deficiencies.

Until the remediation steps set forth above, including the efforts to implement the necessary control activities we identify, are fully implemented and concluded to be operating effectively, the material weaknesses described above will continue to exist.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2014.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
The information under the caption “Election of Directors” in the 2015 Proxy Statement is incorporated herein by reference.
Executive Officers of the Registrant
The information under the caption “Executive Officers of the Registrant” in the 2015 Proxy Statement is incorporated herein by reference.
Audit Committee and Audit Committee Financial Expert
The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2015 Proxy Statement is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement is incorporated herein by reference.
Code of Ethics
The information under the caption “Code of Ethics” in the 2015 Proxy Statement is incorporated herein by reference.
Changes to Procedures to Recommend Nominees
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2015 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2015 Proxy Statement is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plan Plans
The following table provides information about our compensation plans under which equity securities are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(c)(2)
Equity Compensation Plans
Approved by security holders (1)	903,078	$19.02	23,998
Not approved by security holders	—	—	—
Total	903,078		23,998

(1)
The number of securities to be issued consists of 611,977 for stock options, 122,943 for restricted stock units and 168,158 for performance stock units at target. The weighted average exercise price applies only to the stock options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Election of Directors” in the 2015 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the caption “Principal Accountant Fees and Services” contained in the 2015 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

Page

Report of Independent Registered Public Accounting Firm	50

Consolidated Balance Sheets - December 31, 2014 and 2013 (As Restated)	52

Consolidated Income Statements - Years Ended December 31, 2014, 2013 (As Restated) and 2012 (As Restated)	53

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2014, 2013 (As Restated) and 2012 (As Restated)	54

Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2014, 2013 (As Restated) and 2012 (As Restated)	55

Consolidated Statements of Cash Flows - Years Ended December 31, 2014, 2013 (As Restated) and 2012 (As Restated)	56

Notes to Consolidated Financial Statements	57

Supplemental Quarterly Financial Data (Unaudited) (As Restated)	97

2. Financial Statement Schedule

The following schedule for the years ended December 31, 2014, 2013 and 2012 is filed herewith:

Schedule II - Valuation and Qualifying Accounts (As Restated)	—

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

3. Exhibits

See Item 15(b) for a list of exhibits.	—

Signatures	—

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ducommun Incorporated:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income , of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ducommun Incorporated and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to the following:

i)
An ineffective control environment, due to i) not effectively implementing a process to communicate, educate, and measure our employees’ understanding of ethical standards and code of conduct across the Company, as well as ii) not effectively establishing structure, authority, and responsibilities to ensure the objectives of internal control over financial reporting were adequately achieved. These material weaknesses contributed to a material weakness related to (iii) not designing and maintaining effective monitoring controls over the accuracy and appropriate classification of reported labor hours associated with contracts accounted for under the percentage-of-completion method using units of delivery.

iv)	Ineffective controls related to the quarterly and annual accounting and disclosures for income taxes, including maintaining an appropriate level of technical expertise related to income taxes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2013 and 2012 financial statements to correct for errors.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
April 9, 2015

Ducommun Incorporated and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2014	2013
		As Restated
Assets
Current Assets
Cash and cash equivalents	$45,627	$48,814
Accounts receivable (less allowance for doubtful accounts of $252 and $489 at December 31, 2014 and December 31, 2013, respectively)	91,060	91,909
Inventories	142,842	140,507
Production cost of contracts	11,727	11,599
Deferred income taxes	13,783	12,669
Other current assets	23,702	28,083
Total Current Assets	328,741	333,581
Property and Equipment, Net	99,068	96,090
Goodwill	157,569	157,569
Intangibles, Net	155,104	165,465
Other Assets	7,117	9,940
Total Assets	$747,599	$762,645
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$26	$25
Accounts payable	58,979	58,111
Accrued liabilities	52,066	50,122
Total Current Liabilities	111,071	108,258
Long-Term Debt, Less Current Portion	290,026	332,677
Deferred Income Taxes	69,448	67,989
Other Long-Term Liabilities	20,484	19,450
Total Liabilities	491,029	528,374
Commitments and Contingencies (Notes 11, 14)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 10,952,268 and 10,960,054 shares issued at December 31, 2014 and December 31, 2013, respectively	110	110
Treasury stock, at cost; zero and 143,300 shares at December 31, 2014 and December 31, 2013, respectively	—	(1,924)
Additional paid-in capital	72,206	68,909
Retained earnings	190,905	171,038
Accumulated other comprehensive loss	(6,651)	(3,862)
Total Shareholders’ Equity	256,570	234,271
Total Liabilities and Shareholders’ Equity	$747,599	$762,645
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Income Statements
(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
		As Restated	As Restated
Net Revenues	$742,045	$736,650	$747,037
Cost of Sales	601,713	612,498	603,060
Gross Profit	140,332	124,152	143,977
Selling, General and Administrative Expenses	88,565	84,849	87,055
Operating Income	51,767	39,303	56,922
Interest Expense	(28,077)	(29,918)	(32,798)
Other Income	2,550	—	—
Income Before Taxes	26,240	9,385	24,124
Income Tax Expense (Benefit)	6,373	(1,993)	6,501
Net Income	$19,867	$11,378	$17,623
Earnings Per Share
Basic earnings per share	$1.82	$1.06	$1.67
Diluted earnings per share	$1.79	$1.05	$1.66
Weighted-Average Number of Shares Outstanding
Basic	10,897	10,695	10,580
Diluted	11,126	10,852	10,628
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2014	2013	2012
		As Restated	As Restated
Net Income	$19,867	$11,378	$17,623
Pension Adjustments
Amortization of actuarial loss included in net income, net of tax benefit of $156, $408 and $427 for 2014, 2013 and 2012, respectively	263	685	720
Actuarial gain (loss) arising during the period, net of tax expense (benefit) of $(1,810), $1,737 and $(300) for 2014, 2013 and 2012, respectively	(3,052)	2,921	(863)
Other Comprehensive (Loss) Income	(2,789)	3,606	(143)
Comprehensive Income	$17,078	$14,984	$17,480
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share data)

	Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
				As Restated	As Restated		As Restated
Balance at December 31, 2011	10,540,563	$107	$(1,924)	$62,745	$142,037	$(7,325)	$195,640
Net income	—	—	—	—	17,623	—	17,623
Other comprehensive loss, net of tax	—	—	—	—	—	(143)	(143)
Stock options exercised	69,498	—	—	—	—	—	—
Stock repurchased related to the exercise of stock options	(15,296)	—	—	(186)	—	—	(186)
Stock-based compensation	—	—	—	1,959	—	—	1,959
Income tax benefit related to exercise of stock options and vesting of stock awards	—	—	—	324	—	—	324
Balance at December 31, 2012	10,594,765	$107	$(1,924)	$64,842	$159,660	$(7,468)	$215,217
Net income	—	—	—	—	11,378	—	11,378
Other comprehensive income, net of tax	—	—	—	—	—	3,606	3,606
Stock options exercised	487,163	5	—	8,770	—	—	8,775
Stock repurchased related to the exercise of stock options	(265,174)	(2)	—	(6,805)	—	—	(6,807)
Stock-based compensation	—	—	—	2,438	—	—	2,438
Tax shortfall for exercise of stock options and vesting of stock awards	—	—	—	(336)	—	—	(336)
Balance at December 31, 2013	10,816,754	$110	$(1,924)	$68,909	$171,038	$(3,862)	$234,271
Net income	—	—	—	—	19,867	—	19,867
Other comprehensive loss, net of tax	—	—	—	—	—	(2,789)	(2,789)
Stock options exercised	117,149	1	—	2,275	—	—	2,276
Stock repurchased related to the exercise of stock options	(34,597)	(1)	—	(919)	—	—	(920)
Stock awards vested	52,962	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	3,725	—	—	3,725
Income tax benefit related to exercise of stock options and vesting of stock awards	—	—	—	140	—	—	140
Retirement of treasury stock	—	(1)	1,924	(1,923)	—	—	—
Balance at December 31, 2014	10,952,268	$110	$—	$72,206	$190,905	$(6,651)	$256,570
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2014	2013	2012
		As Restated	As Restated
Cash Flows from Operating Activities
Net Income	$19,867	$11,378	$17,623
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	29,024	30,926	29,413
Asset impairments	—	6,975	—
Stock-based compensation expense	3,725	2,438	1,959
Deferred income taxes	345	(1,551)	1,098
Excess tax benefits from stock-based compensation	(140)	—	—
(Recovery of) provision for doubtful accounts	(237)	(77)	78
Other	(5,713)	5,337	181
Changes in Assets and Liabilities:
Accounts receivable	1,086	5,468	(1,204)
Inventories	(2,335)	6,962	5,870
Production cost of contracts	(3,513)	(5,101)	(1,324)
Other assets	4,800	(12,173)	6,829
Accounts payable	410	4,533	(8,097)
Accrued and other liabilities	6,103	(9,153)	(4,892)
Net Cash Provided by Operating Activities	53,422	45,962	47,534
Cash Flows from Investing Activities
Purchases of property and equipment	(18,096)	(12,403)	(15,813)
Proceeds from sales of assets	91	139	31
Insurance recoveries related to property and equipment	2,550	—	—
Net Cash Used in Investing Activities	(15,455)	(12,264)	(15,782)
Cash Flows from Financing Activities
Repayment of term loan and other debt	(42,650)	(33,024)	(26,478)
Debt issue cost paid	—	(365)	—
Excess tax benefits from stock-based compensation	140	—	—
Net proceeds from issuance of common stock under stock plans	1,356	1,968	(186)
Net Cash Used in Financing Activities	(41,154)	(31,421)	(26,664)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,187)	2,277	5,088
Cash and Cash Equivalents at Beginning of Year	48,814	46,537	41,449
Cash and Cash Equivalents at End of Year	$45,627	$48,814	$46,537
Supplemental Disclosures of Cash Flow Information
Interest paid	$25,105	$27,614	$31,505
Taxes paid	$3,476	$7,835	$1,953
Non-cash activities:
Purchases of property and equipment not paid	$1,458	$1,000	$—
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
Use of Estimates
Certain amounts and disclosures included in the consolidated financial statements required management to make estimates and judgments that affect the amounts of assets, liabilities (including forward loss reserves), revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.
Reclassifications
Certain prior period amounts have been reclassified to conform to current year’s presentation.
Restatement of Previously Issued Consolidated Financial Statements
We have restated our consolidated financial statements as of December 31, 2013, and for the years ended December 31, 2013 and 2012 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2014 and for each of the quarters in the year ended December 31, 2013, to correct errors in prior periods primarily related to (i) a long-term contract following the discovery of misconduct by employees in the recording of direct labor costs to the contract from 2009 through the third quarter 2014 which resulted in the identification of a forward loss provision that should have been recorded in 2009 and the impact on subsequent periods of adjustments to the forward loss provision based on information available at the time; and (ii) the year end reconciliation of income taxes payable and deferred tax balances identified errors primarily in 2013, 2012, and 2011. In addition, the restated amounts include previously identified and disclosed immaterial adjustments. See Note 2 for additional information.
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
We have a significant number of contracts for which net revenues are accounted for under the percentage-of-completion method using the units of delivery as the measure of completion. The percentage-of-completion method requires the use of assumptions and estimates related to the contract value, the total cost at completion, and measurement of progress toward completion. These contracts are primarily fixed-price contracts that vary widely in terms of size, length of performance period and expected gross profit margins.
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
Provision for Estimated Losses on Contracts
We record provisions for the total anticipated losses on contracts considering total estimated costs to complete the contract compared to total anticipated revenues in the period in which such losses are identified. The provisions for estimated losses on contracts require management to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Management's estimate of the future cost to complete a contract may include assumptions as to improvements in manufacturing efficiency, reductions in operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we maybe required to record additional provisions for estimated losses on contracts.
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
Inventories
Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market value for raw materials is based on replacement costs, and is based on net realizable value for other inventory classifications. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) incurred. Costs under long-term contracts are accumulated into, and removed from, inventory on the same basis as other contracts. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. We maintain an allowance for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values. In the fourth quarter of 2013, we recorded a charge of approximately $1.9 million in the DAS segment for the Embraer Legacy 450/500 aircraft contracts. The charge result from difficulties in achieving previously anticipated cost reductions, and estimated cost overruns driven by customer changes for both the development and production phases of the contracts.

We net advances from customers related to inventory purchases against inventories in the consolidated balance sheets.
Production Cost of Contracts
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of goods sold using the units of delivery method. We review long-lived assets within production costs of contracts for impairment on an annual basis (in the fourth quarter for us) or when events or changes in circumstances indicate that the carrying value of our long-lived assets may not be recoverable. An impairment charge is recognized when the carrying value of an asset exceeds the projected undiscounted future cash flows expected from its use and disposal. In the fourth quarter of 2013, we recorded an impairment charge in the DAS segment on production costs of contracts of $7.0 million, consisting of $5.7 million for the Embraer Legacy 450/500 aircraft contracts, and $1.3 million for the Boeing 777 wing tip contract. The impairment charge reflects a determination that the production cost of contracts for the Boeing 777 wing tip contract and the Embraer Legacy 450/500 contracts are not recoverable since these contracts are estimated to be unprofitable during their remaining terms. The impairment charge represents the entire remaining balance of production cost of contracts for these contracts. The $7.0 million charge was recorded as part of cost of goods sold in the Company’s results of operations and a reduction in production cost of contracts on the Company’s balance sheet. As of December 31, 2014 and 2013, production costs of contracts were approximately $11.7 million and $11.6 million, respectively.
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

Tax positions taken or expected to be taken in a tax return are recognized when it is more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
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
Accounting for Stock-Based Compensation
We measure and recognize compensation expense for share-based payment transactions to our employees and non-employees at their estimated fair value. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award). The fair value stock options are determined using the Black-Scholes valuation model, which requires assumptions and judgments regarding stock price volatility, risk-free interest rates, expected options terms, and options that are expected to be forfeited. The fair value of unvested stock awards is determined based on the closing price of the underlying common stock on the date of grant. Management’s estimates could differ from actual results.
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
The net earnings and weighted-average number of common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data) Years Ended December 31,
	2014	2013	2012
		As Restated	As Restated
Net income	$19,867	$11,378	$17,623
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	10,897	10,695	10,580
Dilutive potential common shares	229	157	48
Diluted weighted-average common shares outstanding	11,126	10,852	10,628
Earnings per share
Basic	$1.82	$1.06	$1.67
Diluted	$1.79	$1.05	$1.66

Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Years Ended December 31,
	2014	2013	2012
Stock options and stock units	218	410	983
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, as reflected in the consolidated balance sheets under the equity section, was composed of cumulative pension and retirement liability adjustments, net of tax.
Recent Accounting Pronouncements

New Accounting Guidance Adopted in 2014

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740)” (“ASU 2013-11”), which required the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This guidance was effective for fiscal years beginning after December 15, 2013, which is our fiscal year 2014, with early adoption permitted. The adoption of this standard at the beginning of our fiscal year 2014 reduced deferred tax assets by approximately $0.7 million.

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405)” (“ASU 2013-04”), which provided guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The new guidance was effective for us beginning January 1, 2014. Early adoption was permitted. The adoption of this standard at the beginning of our fiscal year 2014 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which defines management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern. ASU 2014-15 also provide principles and definitions that are intended to reduce diversity in the timing and content of disclosures in the financial statement footnotes. The new guidance is effective for annual periods ending after December 15, 2016, which will be our year ending December 31, 2016, and interim periods beginning after December 15, 2016, which will be our interim period beginning January 1, 2017. Early adoption is permitted. We are evaluating the impact of this standard but currently do not anticipate it will have a significant impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Thus, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective for us beginning January 1, 2016. Early adoption is permitted. We currently do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. It requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. Thus, it depicts the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. Companies have the option of applying the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. Early adoption is not permitted. The new guidance is effective for us beginning January 1, 2017. We are currently evaluating the method and impact that adopting this new accounting standard will have on our consolidated financial statements.

Note 2. Restatement
We have restated our consolidated financial statements as of December 31, 2013, and for the years ended December 31, 2013 and 2012 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2014 and for each of the quarters in the year ended December 31, 2013, to correct errors in prior periods primarily related to (i) a long-term contract (“Contract”) following the discovery of misconduct by employees in the recording of direct labor costs to the Contract from 2009 through the third quarter 2014 which resulted in the identification of a forward loss provision that should have been recorded in 2009 and the impact on subsequent periods of adjustments to the forward loss provision based on information available at the time (“Forward Loss Adjustments”); and (ii) the year end reconciliation of income taxes payable and deferred tax balances identified errors primarily in 2013, 2012, and 2011 (“Tax Adjustments”). The misconduct and its related financial impact were concealed from our senior management, internal auditors, and external auditors.
The Forward Loss Adjustments were based on certain assumptions and estimates. To determine the loss on the Contract, we estimated the number of units we would have expected to ship over the life of the Contract at inception of the Contract using external market industry data for fiscal years 2009, 2010, 2011, 2012, and 2013. We used data obtained directly from the customer for 2014 and 2015. The total estimated costs at any given point in time would typically include actual historical costs up to that time plus the estimated cost to produce units to be delivered. In addition, the estimated total cost for the life of the Contract includes certain inefficiencies on labor, material, and overhead costs during the initial start-up period. However, as we progress along the learning curve, the direct labor hours and overhead rates are expected to decrease as we gain technical knowhow and efficiency in producing the product. As a result of the misconduct by the employees in the recording of direct labor hours to the Contract, the historical actual direct labor hours charged to the Contract were inaccurate. As a result, we estimated the costs to complete future units at the end of each period based on an estimate of the direct labor hours chargeable to the Contract, including consideration of anticipated learning curve efficiencies that would decrease the direct labor hours over the remaining term of the Contract. Further, we used the actual direct labor hours incurred by the employees assigned to the Contract as a basis for projecting future hours, less an estimate of the time not allocable to the Contract. Using this model, we calculated the Forward Loss Adjustments from the inception of the Contract in 2009 through the expected life of the Contract. As a result of the Forward Loss Adjustments, cost of goods sold increased (decreased) approximately $6.7 million in 2009, $1.3 million in 2010, $(0.3) million in 2011, $(2.2) million in 2012, $(0.9) million in 2013, and $(0.8) million in the nine months ended September 27, 2014.
The Tax Adjustments were necessary as a result of certain calculation errors. The Tax Adjustments resulted in a net decrease to income tax expense of approximately $0.9 million in 2013 and zero in 2012. The Tax Adjustments in 2011 resulted in a reduction to the carrying value of goodwill totaling approximately $4.0 million due to a calculation error in the original purchase price allocation and subsequent performance of step 2 of our annual goodwill impairment analysis related to deferred income taxes and thus, (i) reduced deferred income taxes by approximately $2.7 million and (ii) generated a pre-tax goodwill impairment charge of approximately $1.4 million. Further, the Tax Adjustments in 2011 reduced deferred tax assets by approximately $1.6 million that were established as a result of shared-based compensation expenses recorded previously and should have been reduced as the tax deductions were utilized. Moreover, the restated amounts include previously identified and disclosed immaterial adjustments.
We evaluated the cumulative impact of these items on prior periods in accordance with the guidance in ASC 250-10, Accounting Changes and Error Corrections, relating to SEC Staff Accounting Bulletin No. 99, Materiality (“SAB 99”) and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), and we concluded these errors were in the aggregate material to the prior reporting periods, and therefore, restatement of previously filed financial statements was necessary to our previously issued 2013, 2012, 2011, and 2010 financial statements.
The adjustments related to the years prior to 2012 are reflected in the beginning retained earnings for 2012. The cumulative impact of these adjustments decreased retained earnings by approximately $7.0 million, net of tax, at the beginning of 2012.
The account balances labeled “As Reported” in the following tables for the years ended December 31, 2013 and 2012 represent the previously reported audited balances in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31,

2013. Certain prior period amounts have been reclassified to conform to current year’s presentation. The effects of these prior period errors on the consolidated financial statements are as follows (in thousands, except per share data):

	December 31, 2013
Consolidated Balance Sheet:	As Reported	Adjustments	As Restated
Assets
Current Assets
Cash and cash equivalents	$48,814	$—	$48,814
Accounts receivable (less allowance for doubtful accounts of $489 at December 31, 2013)	91,909	—	91,909
Inventories	140,507	—	140,507
Production cost of contracts	11,599	—	11,599
Deferred income taxes	10,850	1,819	12,669
Other current assets	27,085	998	28,083
Total Current Assets	330,764	2,817	333,581
Property and Equipment, Net	96,090	—	96,090
Goodwill	161,940	(4,371)	157,569
Intangibles, Net	165,465	—	165,465
Other Assets	9,940	—	9,940
Total Assets	$764,199	$(1,554)	$762,645
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$25	$—	$25
Accounts payable	58,111	—	58,111
Accrued liabilities	45,453	4,669	50,122
Total Current Liabilities	103,589	4,669	108,258
Long-Term Debt, Less Current Portion	332,677	—	332,677
Deferred Income Taxes	68,489	(500)	67,989
Other Long-Term Liabilities	19,750	(300)	19,450
Total Liabilities	524,505	3,869	528,374
Commitments and Contingencies
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 10,960,054 shares issued at December 31, 2013	110	—	110
Treasury stock, at cost; 143,300 shares at December 31, 2013	(1,924)	—	(1,924)
Additional paid-in capital	70,542	(1,633)	68,909
Retained earnings	174,828	(3,790)	171,038
Accumulated other comprehensive loss	(3,862)	—	(3,862)
Total Shareholders’ Equity	239,694	(5,423)	234,271
Total Liabilities and Shareholders’ Equity	$764,199	$(1,554)	$762,645

	Year Ended December 31, 2013
Consolidated Statement of Income:	As Reported	Adjustments	As Restated
Net Revenues	$736,650	$—	$736,650
Cost of Sales	614,233	(1,735)	612,498
Gross Profit	122,417	1,735	124,152
Selling, General and Administrative Expenses	84,849	—	84,849
Operating Income	37,568	1,735	39,303
Interest Expense	(29,918)	—	(29,918)
Income Before Taxes	7,650	1,735	9,385
Income Tax Benefit	(1,693)	(300)	(1,993)
Net Income	$9,343	$2,035	$11,378
Earnings Per Share
Basic earnings per share	$0.87	$0.19	$1.06
Diluted earnings per share	$0.86	$0.19	$1.05
Weighted-Average Number of Shares Outstanding
Basic	10,695	—	10,695
Diluted	10,852	—	10,852

	Year Ended December 31, 2012
Consolidated Statement of Income:	As Reported	Adjustments	As Restated
Net Revenues	$747,037	$—	$747,037
Cost of Sales	605,585	(2,525)	603,060
Gross Profit	141,452	2,525	143,977
Selling, General and Administrative Expenses	86,639	416	87,055
Operating Income	54,813	2,109	56,922
Interest Expense	(32,798)	—	(32,798)
Income Before Taxes	22,015	2,109	24,124
Income Tax Expense	5,578	923	6,501
Net Income	$16,437	$1,186	$17,623
Earnings Per Share
Basic earnings per share	$1.55	$0.11	$1.67
Diluted earnings per share	$1.55	$0.11	$1.66
Weighted-Average Number of Shares Outstanding
Basic	10,580	—	10,580
Diluted	10,628	—	10,628

	Year Ended December 31, 2013
Consolidated Statement of Comprehensive Income:	As Reported	Adjustments	As Restated
Net Income	$9,343	$2,035	$11,378
Pension Adjustments
Amortization of actuarial loss included in net income, net of tax benefit of $408 for 2013	685	—	685
Actuarial gain arising during the period, net of tax expense of $1,737 for 2013	2,921	—	2,921
Other Comprehensive Income	3,606	—	3,606
Comprehensive Income	$12,949	$2,035	$14,984

	Year Ended December 31, 2012
Consolidated Statement of Comprehensive Income:	As Reported	Adjustments	As Restated
Net Income	$16,437	$1,186	$17,623
Pension Adjustments
Amortization of actuarial loss included in net income, net of tax benefit of $427 for 2012	720	—	720
Actuarial loss arising during the period, net of tax benefit of $300 for 2012	(863)	—	(863)
Other Comprehensive Loss	(143)	—	(143)
Comprehensive Income	$16,294	$1,186	$17,480

	Year Ended December 31, 2013
Consolidated Cash Flow Statement:	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net Income	$9,343	$2,035	$11,378
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	30,926	—	30,926
Asset impairments	6,975	—	6,975
Stock-based compensation expense	2,438	—	2,438
Deferred income taxes	(2,242)	691	(1,551)
Recovery of doubtful accounts	(77)	—	(77)
Other	6,223	(886)	5,337
Changes in Assets and Liabilities:
Accounts receivable	5,468	—	5,468
Inventories	7,811	(849)	6,962
Production cost of contracts	(5,101)	—	(5,101)
Other assets	(11,192)	(981)	(12,173)
Accounts payable	4,533	—	4,533
Accrued and other liabilities	(9,143)	(10)	(9,153)
Net Cash Provided by Operating Activities	45,962	—	45,962
Cash Flows from Investing Activities
Purchases of property and equipment	(12,403)	—	(12,403)
Proceeds from sales of assets	139	—	139
Net Cash Used in Investing Activities	(12,264)	—	(12,264)
Cash Flows from Financing Activities
Repayment of term loan and other debt	(33,024)	—	(33,024)
Debt issue cost paid	(365)	—	(365)
Net proceeds from issuance of common stock under stock plans	1,968	—	1,968
Net Cash Used in Financing Activities	(31,421)	—	(31,421)
Net Increase in Cash and Cash Equivalents	2,277	—	2,277
Cash and Cash Equivalents at Beginning of Year	46,537	—	46,537
Cash and Cash Equivalents at End of Year	$48,814	$—	$48,814
Supplemental Disclosures of Cash Flow Information
Interest paid	$27,614	$—	$27,614
Taxes paid	$7,835	$—	$7,835
Non-cash activities:
Purchases of property and equipment not paid	$1,000	$—	$1,000

	Year Ended December 31, 2012
Consolidated Cash Flow Statement:	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net Income	$16,437	$1,186	$17,623
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	29,413	—	29,413
Stock-based compensation expense	1,959	—	1,959
Deferred income taxes	(142)	1,240	1,098
Provision for doubtful accounts	78	—	78
Other	2,391	(2,210)	181
Changes in Assets and Liabilities:
Accounts receivable	(1,204)	—	(1,204)
Inventories	6,185	(315)	5,870
Production cost of contracts	(1,324)	—	(1,324)
Other assets	6,846	(17)	6,829
Accounts payable	(8,097)	—	(8,097)
Accrued and other liabilities	(5,008)	116	(4,892)
Net Cash Provided by Operating Activities	47,534	—	47,534
Cash Flows from Investing Activities
Purchases of property and equipment	(15,813)	—	(15,813)
Proceeds from sales of assets	31	—	31
Net Cash Used in Investing Activities	(15,782)	—	(15,782)
Cash Flows from Financing Activities
Repayment of term loan and other debt	(26,478)	—	(26,478)
Net proceeds from issuance of common stock under stock plans	(186)	—	(186)
Net Cash Used in Financing Activities	(26,664)	—	(26,664)
Net Increase in Cash and Cash Equivalents	5,088	—	5,088
Cash and Cash Equivalents at Beginning of Year	41,449	—	41,449
Cash and Cash Equivalents at End of Year	$46,537	$—	$46,537
Supplemental Disclosures of Cash Flow Information
Interest paid	$31,505	$—	$31,505
Taxes paid	$1,953	$—	$1,953

The following tables present the unaudited condensed consolidated quarterly financial data for the first three quarters in the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	September 27, 2014			June 28, 2014
Unaudited Condensed Consolidated Balance Sheets:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Current Assets
Cash and cash equivalents	$40,852	$—	$40,852	$43,751	$—	$43,751
Accounts receivable (less allowance for doubtful accounts of $275 and $254 at September 27, 2014 and June 28, 2014, respectively)	104,396	—	104,396	105,209	—	105,209
Inventories	145,468	—	145,468	142,201	—	142,201
Production cost of contracts	10,375	—	10,375	11,023	—	11,023
Deferred income taxes	13,664	1,521	15,185	11,513	1,416	12,929
Other current assets	20,444	1,486	21,930	20,602	998	21,600
Total Current Assets	335,199	3,007	338,206	334,299	2,414	336,713
Property and Equipment, Net	93,181	—	93,181	94,070	—	94,070
Goodwill	161,940	(4,371)	157,569	161,940	(4,371)	157,569
Intangibles, Net	157,694	—	157,694	160,285	—	160,285
Other Assets	7,657	—	7,657	8,660	—	8,660
Total Assets	$755,671	$(1,364)	$754,307	$759,254	$(1,957)	$757,297
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$26	$—	$26	$26	$—	$26
Accounts payable	55,083	—	55,083	53,749	—	53,749
Accrued liabilities	42,916	3,871	46,787	47,973	3,589	51,562
Total Current Liabilities	98,025	3,871	101,896	101,748	3,589	105,337
Long-Term Debt, Less Current Portion	310,157	—	310,157	317,664	—	317,664
Deferred Income Taxes	73,078	(500)	72,578	69,747	(500)	69,247
Other Long-Term Liabilities	16,858	(300)	16,558	17,456	(300)	17,156
Total Liabilities	498,118	3,071	501,189	506,615	2,789	509,404
Commitments and Contingencies
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 10,945,806 and 10,892,133 shares issued at September 27, 2014 and June 28, 2014, respectively	109	—	109	109	—	109
Additional paid-in capital	72,563	(1,633)	70,930	70,337	(1,633)	68,704
Retained earnings	188,551	(2,802)	185,749	185,929	(3,113)	182,816
Accumulated other comprehensive loss	(3,670)	—	(3,670)	(3,736)	—	(3,736)
Total Shareholders’ Equity	257,553	(4,435)	253,118	252,639	(4,746)	247,893
Total Liabilities and Shareholders’ Equity	$755,671	$(1,364)	$754,307	$759,254	$(1,957)	$757,297

	March 29, 2014
Unaudited Condensed Consolidated Balance Sheet:	As Reported	Adjustments	As Restated
Assets
Current Assets
Cash and cash equivalents	$29,415	$—	$29,415
Accounts receivable (less allowance for doubtful accounts of $427 at March 29, 2014)	100,570	—	100,570
Inventories	148,895	—	148,895
Production cost of contracts	10,479	—	10,479
Deferred income taxes	13,836	1,504	15,340
Other current assets	21,664	998	22,662
Total Current Assets	324,859	2,502	327,361
Property and Equipment, Net	94,168	—	94,168
Goodwill	161,940	(4,371)	157,569
Intangibles, Net	162,875	—	162,875
Other Assets	9,320	—	9,320
Total Assets	$753,162	$(1,869)	$751,293
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$25	$—	$25
Accounts payable	53,973	—	53,973
Accrued liabilities	39,628	3,824	43,452
Total Current Liabilities	93,626	3,824	97,450
Long-Term Debt, Less Current Portion	325,171	—	325,171
Deferred Income Taxes	70,556	(500)	70,056
Other Long-Term Liabilities	18,922	(300)	18,622
Total Liabilities	508,275	3,024	511,299
Commitments and Contingencies
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 10,999,632 shares issued at March 29, 2014	110	—	110
Treasury stock, at cost; 143,300 shares at March 29, 2014	(1,924)	—	(1,924)
Additional paid-in capital	71,037	(1,633)	69,404
Retained earnings	179,457	(3,260)	176,197
Accumulated other comprehensive loss	(3,793)	—	(3,793)
Total Shareholders’ Equity	244,887	(4,893)	239,994
Total Liabilities and Shareholders’ Equity	$753,162	$(1,869)	$751,293

	Three Months Ended September 27, 2014			Nine Months Ended September 27, 2014
Unaudited Condensed Consolidated Statements of Income:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net Revenues	$188,164	$—	$188,164	$554,433	$—	$554,433
Cost of Sales	154,770	282	155,052	448,526	(798)	447,728
Gross Profit	33,394	(282)	33,112	105,907	798	106,705
Selling, General and Administrative Expenses	23,050	—	23,050	65,005	—	65,005
Operating Income	10,344	(282)	10,062	40,902	798	41,700
Interest Expense	(6,975)	—	(6,975)	(21,094)	—	(21,094)
Other Income	1,600	—	1,600	1,600	—	1,600
Income Before Taxes	4,969	(282)	4,687	21,408	798	22,206
Income Tax Expense	2,347	(593)	1,754	7,685	(190)	7,495
Net Income	$2,622	$311	$2,933	$13,723	$988	$14,711
Earnings Per Share
Basic earnings per share	$0.24	$0.03	$0.27	$1.26	$0.09	$1.35
Diluted earnings per share	$0.24	$0.03	$0.26	$1.23	$0.09	$1.31
Weighted-Average Number of Shares Outstanding
Basic	10,921	—	10,921	10,902	—	10,902
Diluted	11,150	—	11,150	11,202	—	11,202

	Three Months Ended June 28, 2014			Six Months Ended June 28, 2014
Unaudited Condensed Consolidated Statements of Income:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net Revenues	$186,516	$—	$186,516	$366,269	$—	$366,269
Cost of Sales	149,073	(235)	148,838	293,756	(1,080)	292,676
Gross Profit	37,443	235	37,678	72,513	1,080	73,593
Selling, General and Administrative Expenses	20,868	—	20,868	41,955	—	41,955
Operating Income	16,575	235	16,810	30,558	1,080	31,638
Interest Expense	(6,994)	—	(6,994)	(14,119)	—	(14,119)
Income Before Taxes	9,581	235	9,816	16,439	1,080	17,519
Income Tax Expense	3,109	88	3,197	5,338	403	5,741
Net Income	$6,472	$147	$6,619	$11,101	$677	$11,778
Earnings Per Share
Basic earnings per share	$0.60	$0.01	$0.61	$1.02	$0.06	$1.08
Diluted earnings per share	$0.59	$0.01	$0.60	$1.00	$0.06	$1.06
Weighted-Average Number of Shares Outstanding
Basic	10,871	—	10,871	10,864	—	10,864
Diluted	11,045	—	11,045	11,122	—	11,122

	Three Months Ended March 29, 2014
Unaudited Condensed Consolidated Statement of Income:	As Reported	Adjustments	As Restated
Net Revenues	$179,753	$—	$179,753
Cost of Sales	144,683	(845)	143,838
Gross Profit	35,070	845	35,915
Selling, General and Administrative Expenses	21,087	—	21,087
Operating Income	13,983	845	14,828
Interest Expense	(7,125)	—	(7,125)
Income Before Taxes	6,858	845	7,703
Income Tax Expense	2,229	315	2,544
Net Income	$4,629	$530	$5,159
Earnings Per Share
Basic earnings per share	$0.43	$0.05	$0.48
Diluted earnings per share	$0.42	$0.05	$0.46
Weighted-Average Number of Shares Outstanding
Basic	10,844	—	10,844
Diluted	11,107	—	11,107

	Three Months Ended September 27, 2014			Nine Months Ended September 27, 2014
Unaudited Condensed Consolidated Statements of Comprehensive Income:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net Income	$2,622	$311	$2,933	$13,723	$988	$14,711
Pension Adjustments
Amortization of actuarial loss and prior service costs, net of tax benefit of approximately $40 and $124 for the three months and nine months ended September 27, 2014, respectively	(66)	—	(66)	(192)	—	(192)
Other Comprehensive Loss	(66)	—	(66)	(192)	—	(192)
Comprehensive Income	$2,556	$311	$2,867	$13,531	$988	$14,519

	Three Months Ended June 28, 2014			Six Months Ended June 28, 2014
Unaudited Condensed Consolidated Statements of Comprehensive Income:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net Income	$6,472	$147	$6,619	$11,101	$677	$11,778
Pension Adjustments
Amortization of actuarial loss and prior service costs, net of tax benefit of approximately $48 and $84 for the three months and six months ended June 28, 2014, respectively	(57)	—	(57)	(126)	—	(126)
Other Comprehensive Loss	(57)	—	(57)	(126)	—	(126)
Comprehensive Income	$6,415	$147	$6,562	$10,975	$677	$11,652

	Three Months Ended March 29, 2014
Unaudited Condensed Consolidated Statement of Comprehensive Income:	As Reported	Adjustments	As Restated
Net Income	$4,629	$530	$5,159
Pension Adjustments
Amortization of actuarial loss included in net income, net of tax benefit of $36 for the three months ended March 29, 2014	(69)	—	(69)
Other Comprehensive Loss	(69)	—	(69)
Comprehensive Income	$4,560	$530	$5,090

	Nine Months Ended September 27, 2014			Six Months Ended June 28, 2014
Unaudited Condensed Consolidated Cash Flow Statements:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net Income	$13,723	$988	$14,711	$11,101	$677	$11,778
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	21,829	—	21,829	15,125	—	15,125
Stock-based compensation expense	2,520	—	2,520	1,288	—	1,288
Deferred income taxes	1,775	298	2,073	595	403	998
Recovery of doubtful accounts	(214)	—	(214)	(235)	—	(235)
Other	649	(798)	(149)	1,111	(1,080)	31
Changes in Assets and Liabilities:
Accounts receivable	(12,273)	—	(12,273)	(13,066)	—	(13,066)
Inventories	(4,961)	—	(4,961)	(1,694)	—	(1,694)
Production cost of contracts	(1,408)	—	(1,408)	(1,734)	—	(1,734)
Other assets	7,121	(488)	6,633	6,563	—	6,563
Accounts payable	(2,447)	—	(2,447)	(4,363)	—	(4,363)
Accrued and other liabilities	(5,400)	—	(5,400)	835	—	835
Net Cash Provided by Operating Activities	20,914	—	20,914	15,526	—	15,526
Cash Flows from Investing Activities
Purchases of property and equipment	(9,329)	—	(9,329)	(5,997)	—	(5,997)
Proceeds from sales of assets	83	—	83	51	—	51
Insurance recoveries related to property and equipment	1,600	—	1,600	—	—	—
Net Cash Used in Investing Activities	(7,646)	—	(7,646)	(5,946)	—	(5,946)
Cash Flows from Financing Activities
Repayment of term loan and other debt	(22,519)	—	(22,519)	(15,012)	—	(15,012)
Net proceeds from issuance of common stock under stock plans	1,289	—	1,289	369	—	369
Net Cash Used in Financing Activities	(21,230)	—	(21,230)	(14,643)	—	(14,643)
Net Decrease in Cash and Cash Equivalents	(7,962)	—	(7,962)	(5,063)	—	(5,063)
Cash and Cash Equivalents at Beginning of Year	48,814	—	48,814	48,814	—	48,814
Cash and Cash Equivalents at End of Year	$40,852	$—	$40,852	$43,751	$—	$43,751
Supplemental Disclosures of Cash Flow Information
Interest paid	$24,090	$—	$24,090	$1,440	$—	$1,440
Taxes paid	$3,410	$—	$3,410	$3,249	$—	$3,249
Non-cash activities:
Purchases of property and equipment not paid	$418	$—	$418	$722	$—	$722

	Three Months Ended March 29, 2014
Unaudited Condensed Consolidated Cash Flow Statement:	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net Income	$4,629	$530	$5,159
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	7,426	—	7,426
Stock-based compensation expense	364	—	364
Deferred income taxes	(919)	315	(604)
Recovery of doubtful accounts	(62)	—	(62)
Other	88	(845)	(757)
Changes in Assets and Liabilities:
Accounts receivable	(8,599)	—	(8,599)
Inventories	(8,388)	—	(8,388)
Production cost of contracts	513	—	513
Other assets	5,440	—	5,440
Accounts payable	(4,138)	—	(4,138)
Accrued and other liabilities	(6,067)	—	(6,067)
Net Cash Used in Operating Activities	(9,713)	—	(9,713)
Cash Flows from Investing Activities
Purchases of property and equipment	(2,192)	—	(2,192)
Proceeds from sales of assets	5	—	5
Net Cash Used in Investing Activities	(2,187)	—	(2,187)
Cash Flows from Financing Activities
Repayment of term loan and other debt	(7,506)	—	(7,506)
Net proceeds from issuance of common stock under stock plans	7	—	7
Net Cash Used in Financing Activities	(7,499)	—	(7,499)
Net Decrease in Cash and Cash Equivalents	(19,399)	—	(19,399)
Cash and Cash Equivalents at Beginning of Year	48,814	—	48,814
Cash and Cash Equivalents at End of Year	$29,415	$—	$29,415
Supplemental Disclosures of Cash Flow Information
Interest paid	$11,397	$—	$11,397
Taxes paid	$58	$—	$58
Non-cash activities:
Purchases of property and equipment not paid	$182	$—	$182

	September 28, 2013			June 29, 2013
Unaudited Condensed Consolidated Balance Sheets:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Current Assets
Cash and cash equivalents	$32,597	$—	$32,597	$33,510	$—	$33,510
Accounts receivable (less allowance for doubtful accounts of $425 and $532 at September 28, 2013 and June 29, 2013, respectively)	92,637	—	92,637	105,577	—	105,577
Inventories	148,524	—	148,524	148,906	(1,080)	147,826
Production cost of contracts	19,926	—	19,926	19,049	—	19,049
Deferred income taxes	7,110	1,601	8,711	7,016	2,136	9,152
Other current assets	23,505	1,466	24,971	18,005	17	18,022
Total Current Assets	324,299	3,067	327,366	332,063	1,073	333,136
Property and Equipment, Net	93,840	—	93,840	95,602	—	95,602
Goodwill	161,940	(4,371)	157,569	161,940	(4,371)	157,569
Intangibles, Net	168,188	—	168,188	170,911	—	170,911
Other Assets	11,779	—	11,779	12,310	—	12,310
Total Assets	$760,046	$(1,304)	$758,742	$772,826	$(3,298)	$769,528
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$3,029	$—	$3,029	$3,033	$—	$3,033
Accounts payable	49,668	—	49,668	50,864	—	50,864
Accrued liabilities	39,320	4,300	43,620	48,392	4,655	53,047
Total Current Liabilities	92,017	4,300	96,317	102,289	4,655	106,944
Long-Term Debt, Less Current Portion	340,184	—	340,184	347,690	—	347,690
Deferred Income Taxes	64,504	(621)	63,883	65,980	(621)	65,359
Other Long-Term Liabilities	22,097	(300)	21,797	22,900	(300)	22,600
Total Liabilities	518,802	3,379	522,181	538,859	3,734	542,593
Commitments and Contingencies
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 10,923,469 and 10,822,180 shares issued at September 28, 2013 and June 29, 2013, respectively	109	—	109	108	—	108
Treasury stock, at cost; 143,300 shares at both September 28, 2013 and June 29, 2013	(1,924)	—	(1,924)	(1,924)	—	(1,924)
Additional paid-in capital	70,679	(1,633)	69,046	68,211	(1,633)	66,578
Retained earnings	179,332	(3,050)	176,282	174,696	(5,399)	169,297
Accumulated other comprehensive loss	(6,952)	—	(6,952)	(7,124)	—	(7,124)
Total Shareholders’ Equity	241,244	(4,683)	236,561	233,967	(7,032)	226,935
Total Liabilities and Shareholders’ Equity	$760,046	$(1,304)	$758,742	$772,826	$(3,298)	$769,528

	March 30, 2013
Unaudited Condensed Consolidated Balance Sheet:	As Reported	Adjustments	As Restated
Assets
Current Assets
Cash and cash equivalents	$29,994	$—	$29,994
Accounts receivable (less allowance for doubtful accounts of $409 at March 30, 2013)	96,391	—	96,391
Inventories	149,402	(940)	148,462
Production cost of contracts	20,193	—	20,193
Deferred income taxes	11,077	2,232	13,309
Other current assets	12,756	17	12,773
Total Current Assets	319,813	1,309	321,122
Property and Equipment, Net	97,005	—	97,005
Goodwill	161,940	(4,371)	157,569
Intangibles, Net	173,633	—	173,633
Other Assets	13,217	—	13,217
Total Assets	$765,608	$(3,062)	$762,546
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$3,038	$—	$3,038
Accounts payable	50,481	—	50,481
Accrued liabilities	40,048	5,053	45,101
Total Current Liabilities	93,567	5,053	98,620
Long-Term Debt, Less Current Portion	355,196	—	355,196
Deferred Income Taxes	66,386	(621)	65,765
Other Long-Term Liabilities	23,239	(300)	22,939
Total Liabilities	538,388	4,132	542,520
Commitments and Contingencies
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 10,746,950 shares issued at March 30, 2013	107	—	107
Treasury stock, at cost; 143,300 shares at March 30, 2013	(1,924)	—	(1,924)
Additional paid-in capital	67,141	(1,633)	65,508
Retained earnings	169,192	(5,561)	163,631
Accumulated other comprehensive loss	(7,296)	—	(7,296)
Total Shareholders’ Equity	227,220	(7,194)	220,026
Total Liabilities and Shareholders’ Equity	$765,608	$(3,062)	$762,546

	Three Months Ended September 28, 2013			Nine Months Ended September 28, 2013
Unaudited Condensed Consolidated Statements of Income:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net Revenues	$181,288	$—	$181,288	$548,675	$—	$548,675
Cost of Sales	148,984	(1,435)	147,549	446,202	(2,114)	444,088
Gross Profit	32,304	1,435	33,739	102,473	2,114	104,587
Selling, General and Administrative Expenses	20,351	—	20,351	65,175	—	65,175
Operating Income	11,953	1,435	13,388	37,298	2,114	39,412
Interest Expense	(7,403)	—	(7,403)	(22,668)	—	(22,668)
Other Income	—	—	—	—	—	—
Income Before Taxes	4,550	1,435	5,985	14,630	2,114	16,744
Income Tax (Benefit) Expense	(86)	(914)	(1,000)	783	(661)	122
Net Income	$4,636	$2,349	$6,985	$13,847	$2,775	$16,622
Earnings Per Share:
Basic earnings per share	$0.43	$0.22	$0.65	$1.30	$0.26	$1.56
Diluted earnings per share	$0.42	$0.22	$0.64	$1.28	$0.26	$1.54
Weighted-Average Number of Shares Outstanding:
Basic	10,722	—	10,722	10,657	—	10,657
Diluted	10,917	—	10,917	10,785	—	10,785

	Three Months Ended June 29, 2013			Six Months Ended June 29, 2013
Unaudited Condensed Consolidated Statements of Income:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net Revenues	$191,472	$—	$191,472	$367,387	$—	$367,387
Cost of Sales	154,156	(258)	153,898	297,218	(679)	296,539
Gross Profit	37,316	258	37,574	70,169	679	70,848
Selling, General and Administrative Expenses	22,273	—	22,273	44,824	—	44,824
Operating Income	15,043	258	15,301	25,345	679	26,024
Interest Expense	(7,442)	—	(7,442)	(15,265)	—	(15,265)
Income Before Taxes	7,601	258	7,859	10,080	679	10,759
Income Tax Expense	2,097	96	2,193	869	253	1,122
Net Income	$5,504	$162	$5,666	$9,211	$426	$9,637
Earnings Per Share
Basic earnings per share	$0.52	$0.02	$0.53	$0.87	$0.04	$0.91
Diluted earnings per share	$0.51	$0.02	$0.53	$0.86	$0.04	$0.90
Weighted-Average Number of Shares Outstanding
Basic	10,648	—	10,648	10,624	—	10,624
Diluted	10,790	—	10,790	10,731	—	10,731

	Three Months Ended March 30, 2013
Unaudited Condensed Consolidated Statement of Income:	As Reported	Adjustments	As Restated
Net Revenues	$175,915	$—	$175,915
Cost of Sales	143,062	(421)	142,641
Gross Profit	32,853	421	33,274
Selling, General and Administrative Expenses	22,551	—	22,551
Operating Income	10,302	421	10,723
Interest Expense	(7,823)	—	(7,823)
Income Before Taxes	2,479	421	2,900
Income Tax Benefit	(1,228)	157	(1,071)
Net Income	$3,707	$264	$3,971
Earnings Per Share
Basic earnings per share	$0.35	$0.02	$0.37
Diluted earnings per share	$0.35	$0.02	$0.37
Weighted-Average Number of Shares Outstanding
Basic	10,600	—	10,600
Diluted	10,670	—	10,670

	Three Months Ended September 28, 2013			Nine Months Ended September 28, 2013
Unaudited Condensed Consolidated Statements of Comprehensive Income:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net Income	$4,636	$2,349	$6,985	$13,847	$2,775	$16,622
Pension Adjustments
Amortization of actuarial loss and prior service costs, net of tax benefit of approximately $102 and $306 for the three months and nine months ended September 28, 2013, respectively	(172)	—	(172)	(516)	—	(516)
Other Comprehensive Loss	(172)	—	(172)	(516)	—	(516)
Comprehensive Income	$4,464	$2,349	$6,813	$13,331	$2,775	$16,106

	Three Months Ended June 29, 2013			Six Months Ended June 29, 2013
Unaudited Condensed Consolidated Statements of Comprehensive Income:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net Income	$5,504	$162	$5,666	$9,211	$426	$9,637
Pension Adjustments
Amortization of actuarial loss and prior service costs, net of tax benefit of approximately $102 and $204 for the three months and six months ended June 29, 2013, respectively	(172)	—	(172)	(344)	—	(344)
Other Comprehensive Loss	(172)	—	(172)	(344)	—	(344)
Comprehensive Income	$5,332	$162	$5,494	$8,867	$426	$9,293

	Three Months Ended March 30, 2013
Unaudited Condensed Consolidated Statement of Comprehensive Income:	As Reported	Adjustments	As Restated
Net Income	$3,707	$264	$3,971
Pension Adjustments
Amortization of actuarial loss included in net income, net of tax benefit of $102 for the three months ended March 30, 2013	(172)	—	(172)
Other Comprehensive Loss	(172)	—	(172)
Comprehensive Income	$3,535	$264	$3,799

	Nine Months Ended September 28, 2013			Six Months Ended June 29, 2013
Unaudited Condensed Consolidated Cash Flow Statements:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net Income	$13,847	$2,775	$16,622	$9,211	$426	$9,637
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	21,375	—	21,375	14,173	—	14,173
Stock-based compensation expense	1,711	—	1,711	805	—	805
Deferred income taxes	45	788	833	1,615	253	1,868
Recovery of doubtful accounts	(141)	—	(141)	(34)	—	(34)
Other	1,434	(1,265)	169	809	(910)	(101)
Changes in Assets and Liabilities:
Accounts receivable	4,804	—	4,804	(8,243)	—	(8,243)
Inventories	(206)	(849)	(1,055)	(588)	231	(357)
Production cost of contracts	(3,396)	—	(3,396)	(1,843)	—	(1,843)
Other assets	(9,033)	(1,449)	(10,482)	(3,473)	—	(3,473)
Accounts payable	(2,910)	—	(2,910)	(1,714)	—	(1,714)
Accrued and other liabilities	(12,819)	—	(12,819)	(3,775)	—	(3,775)
Net Cash Provided by Operating Activities	14,711	—	14,711	6,943	—	6,943
Cash Flows from Investing Activities
Purchases of property and equipment	(7,321)	—	(7,321)	(5,253)	—	(5,253)
Proceeds from sales of assets	123	—	123	111	—	111
Net Cash Used in Investing Activities	(7,198)	—	(7,198)	(5,142)	—	(5,142)
Cash Flows from Financing Activities
Repayment of term loan and other debt	(22,518)	—	(22,518)	(15,012)	—	(15,012)
Debt issue cost paid	(181)	—	(181)	(181)	—	(181)
Net proceeds from issuance of common stock under stock plans	1,246	—	1,246	365	—	365
Net Cash Used in Financing Activities	(21,453)	—	(21,453)	(14,828)	—	(14,828)
Net Decrease in Cash and Cash Equivalents	(13,940)	—	(13,940)	(13,027)	—	(13,027)
Cash and Cash Equivalents at Beginning of Year	46,537	—	46,537	46,537	—	46,537
Cash and Cash Equivalents at End of Year	$32,597	$—	$32,597	$33,510	$—	$33,510
Supplemental Disclosures of Cash Flow Information:
Interest paid	$25,640	$—	$25,640	$1,951	$—	$1,951
Taxes paid	$6,542	$—	$6,542	$1,743	$—	$1,743

	Three Months Ended March 30, 2013
Unaudited Condensed Consolidated Cash Flow Statement:	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net Income	$3,707	$264	$3,971
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	7,033	—	7,033
Stock-based compensation expense	693	—	693
Deferred income taxes	(2,040)	157	(1,883)
Recovery of doubtful accounts	(157)	—	(157)
Other	246	(512)	(266)
Changes in Assets and Liabilities:
Accounts receivable	1,066	—	1,066
Inventories	(1,084)	91	(993)
Production cost of contracts	(2,559)	—	(2,559)
Other assets	1,456	—	1,456
Accounts payable	(2,097)	—	(2,097)
Accrued and other liabilities	(12,386)	—	(12,386)
Net Cash Used in Operating Activities	(6,122)	—	(6,122)
Cash Flows from Investing Activities
Purchases of property and equipment	(2,612)	—	(2,612)
Proceeds from sales of assets	5	—	5
Net Cash Used in Investing Activities	(2,607)	—	(2,607)
Cash Flows from Financing Activities
Repayment of term loan and other debt	(7,506)	—	(7,506)
Debt issue cost paid	(181)	—	(181)
Net proceeds from issuance of common stock under stock plans	(127)	—	(127)
Net Cash Used in Financing Activities	(7,814)	—	(7,814)
Net Decrease in Cash and Cash Equivalents	(16,543)	—	(16,543)
Cash and Cash Equivalents at Beginning of Year	46,537	—	46,537
Cash and Cash Equivalents at End of Year	$29,994	$—	$29,994
Supplemental Disclosures of Cash Flow Information:
Interest paid	$12,037	$—	$12,037
Taxes paid	$563	$—	$563

Note 3. Inventories
Inventories consisted of the following:

	(In thousands) December 31,
	2014	2013
Raw materials and supplies	$77,033	$75,985
Work in process	61,458	62,115
Finished goods	14,116	11,580
	152,607	149,680
Less progress payments	9,765	9,173
Total	$142,842	$140,507

We net advances from customers related to inventory purchases against inventories in the consolidated balance sheets.

Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	(In thousands) December 31,		Range of Estimated
	2014	2013	Useful Lives
Land	$15,006	$14,669
Buildings and improvements	45,636	44,971	5 - 40 Years
Machinery and equipment	131,263	128,344	2 - 20 Years
Furniture and equipment	25,975	26,088	2 - 10 Years
Construction in progress	9,645	9,085
	227,525	223,157
Less accumulated depreciation	128,457	127,067
Total	$99,068	$96,090
Depreciation expense was $15.3 million, $15.6 million and $15.9 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 5. Goodwill and Other Intangible Assets
Goodwill and Indefinite-Lived Intangible Asset
The carrying amounts of goodwill, by operating segment, for the years ended December 31, 2014 and 2013 were as follows:

	(In thousands)
	Ducommun AeroStructures	Ducommun LaBarge Technologies	Consolidated Ducommun
Gross goodwill	$57,243	$182,048	$239,291
Accumulated goodwill impairment	—	(81,722)	(81,722)
Balance at December 31, 2013 (As Restated)	$57,243	$100,326	$157,569
Balance at December 31, 2014	$57,243	$100,326	$157,569
We perform our annual goodwill impairment test during the fourth quarter each year. As of the date of the 2014 annual goodwill impairment test, goodwill was not impaired. The carrying amounts of goodwill at the date of the most recent annual impairment test for the DAS, DLT, and Miltec internal reporting units was approximately $57.2 million, $92.0 million, and $8.4 million, respectively and the fair value of the DAS, DLT and Miltec internal reporting units exceeded their carrying values by approximately 44%, 36% and 44%, respectively.

We perform our annual indefinite-lived intangible asset impairment test during the fourth quarter of each year. As a result, no impairment was identified as of December 31, 2014. The trade-name indefinite-lived intangible asset was approximately $32.9 million as of December 31, 2014 and 2013.
Other Intangible Assets
Other intangible assets are related to acquisitions and recorded at fair value at the time of the acquisition. Other intangible assets with finite lives are amortized on the straight-line method over periods ranging from three to eighteen years. Intangible assets are as follows:

		(In thousands)
		December 31, 2014			December 31, 2013
	Wtd. Avg Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived assets
Customer relationships	18	$164,500	$43,715	$120,785	$164,500	$33,853	$130,647
Trade names	10	3,400	3,060	340	3,400	2,720	680
Contract renewal	14	1,845	1,099	746	1,845	967	878
Technology	15	400	104	296	400	78	322
Total		$170,145	$47,978	$122,167	$170,145	$37,618	$132,527
The carrying amount of other intangible assets by operating segment as of December 31, 2014 and 2013 was as follows:

	(In thousands)
	December 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
Other intangible assets
Ducommun AeroStructures	$19,300	$13,046	$6,254	$19,300	$11,330	$7,970
Ducommun LaBarge Technologies	150,845	34,932	115,913	150,845	26,288	124,557
Total	$170,145	$47,978	$122,167	$170,145	$37,618	$132,527
Amortization expense of other intangible assets was approximately $10.4 million, $10.9 million and $11.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future amortization expense by operating segment is expected to be as follows:

	(In thousands)
	Ducommun AeroStructures	Ducommun LaBarge Technologies	Consolidated Ducommun
2015	$1,386	$8,646	$10,032
2016	1,123	8,304	9,427
2017	907	8,306	9,213
2018	737	8,305	9,042
2019	591	8,305	8,896
Thereafter	1,510	74,047	75,557
	$6,254	$115,913	$122,167

Note 6. Accrued Liabilities
The components of accrued liabilities consisted of the following:

	(In thousands) December 31,
	2014	2013
		As Restated
Accrued compensation	$25,352	$19,929
Accrued income tax and sales tax	1,580	1,451
Customer deposits	1,139	3,236
Interest payable	9,439	8,965
Provision for forward loss reserves	4,734	9,494
Other	9,822	7,047
Total	$52,066	$50,122

Note 7. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands) December 31,
	2014	2013
Senior unsecured notes (fixed 9.75%)	$200,000	$200,000
Senior secured term loan (floating 4.75%)	90,000	132,625
Promissory note (fixed 5.0%) and other debt (fixed 5.41%)	52	77
Total Debt	290,052	332,702
Less current portion	26	25
Total long-term debt	$290,026	$332,677
Weighted-average interest rate	8.20%	7.76%
Future long-term debt payments at December 31, 2014 were as follows:

(In thousands)
2015	$26
2016	26
2017	90,000
2018	200,000
2019	—
Total	$290,052
In 2014, we made voluntary principal prepayments of approximately $42.6 million on our senior secured term loan as discussed below. At December 31, 2014, we had approximately $58.5 million of available borrowing capacity, as discussed below.
Senior Secured Term Loan and Senior Secured Revolving Credit Facility (“Credit Facilities”)
We obtained our senior secured term loan (“Term Loan”), which matures on June 28, 2017, and entered into a $60.0 million senior secured revolving credit facility (“Revolving Credit Facility”), which matures on June 28, 2016, in connection with the LaBarge Acquisition. The Credit Facilities provides the option of choosing the London Interbank Offered Rate (“LIBOR” rate), or the Alternate Base Rate. The LIBOR rate may be for a one-, two-, three- or six-month period chosen by us. The payment of interest coincides with the LIBOR period we select.
On March 28, 2013, we executed an amendment to our Credit Facilities which completed a repricing of our Term Loan and Revolving Credit Facility. The repricing reduced the interest rate spread on the Term Loan and Revolving Credit Facility by 50 basis points and the interest rate floor by 25 basis points under the LIBOR rate or the Alternate Base Rate. The LIBOR rate has a floor of 1.00% plus 3.75%. The Alternate Base Rate has a floor of 2.00% plus 2.75%. The Alternate Base Rate is the greater of the (a) Prime rate and (b) Federal Funds rate plus 0.5%. In connection with this repricing, we recognized approximately $0.5 million of financing and legal costs which were included in selling, general and administrative expenses in the first quarter of 2013.
The Term Loan required quarterly principal payments of $0.5 million beginning on September 30, 2011 and mandatory prepayment of certain amounts of excess cash flow on an annual basis beginning 2012. In 2012, we made voluntary principal prepayments of $25.0 million on our Term Loan and eliminated all required quarterly principal payments going forward.
The Credit Facilities are collaterized by substantially all of our assets and contain minimum Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and maximum leverage covenants under certain circumstances, as well as annual limitations on capital expenditures and limitation on future disposition of property, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness. In the event that a certain minimum amount is borrowed and outstanding under the Revolving Credit Facility, for so long as any such amount is outstanding, we will be required to comply with a total leverage ratio. Furthermore, our consolidated EBITDA, as defined by these Credit Facilities, as of the end of any fiscal quarter on a trailing four-quarter basis is not permitted to be less than $50.0 million. At December 31, 2014, we were in compliance with all covenants. At December 31, 2014, there were no amounts outstanding that would have triggered the leverage covenant. However, we would have been in compliance with such leverage covenant.
On October 18, 2013, we executed an amendment to our Credit Facilities which increases the maximum leverage ratio, as defined, by 0.75 in all future periods.
At December 31, 2014, we had approximately $58.5 million of unused borrowing capacity under the Revolving Credit Facility after deducting approximately $1.5 million for standby letters of credit. Upon the satisfaction of certain conditions, including but not limited to, the agreement of lenders to provide such facilities or commitments, we also have the option to add one or more incremental term loan facilities or increase commitments under our Credit Facility by an aggregate amount of up to $75.0 million.
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
The Notes were issued by us (“Parent Company”) and guaranteed by all of our subsidiaries, other than one subsidiary (“Subsidiary Guarantors”) that was considered minor. The Parent Company has no independent assets or operations and the Subsidiary Guarantors are jointly and severally guarantee, on a senior unsecured basis, the Notes. Therefore, no condensed consolidating financial information for the Parent Company and its subsidiaries are presented.
Promissory Note
On December 23, 2013, we paid our $3.0 million promissory note issued in connection with the 2008 acquisition of DAS-New York, according to terms.
Fair Value of Long-Term Debt
The carrying amount of long-term debt approximates fair value, except for the Notes for which the fair value was approximately $213.0 million. Fair value was estimated using Level 2 inputs, based on the terms of the related debt, recent transactions and estimates using interest rates currently available to us for debt with similar terms and remaining maturities.
The failure to file our 2014 Annual Report on Form 10-K by March 31, 2015 has resulted in defaults, but not an event of default, under our Credit Facilities and our Notes. The defaults on our Credit Facilities and our Notes are deemed cured with the filing of this Annual Report on Form 10-K.

Note 8. Shareholders’ Equity

We are authorized to issue five million shares of preferred stock. At December 31, 2014 and 2013, no preferred shares were issued or outstanding.

Note 9. Stock-Based Compensation
Stock Incentive Compensation Plans
We have two stock incentive plans. The 2007 Stock Incentive Plan (the “2007 Plan”), as amended effective March 20, 2007, and the 2013 Stock Incentive Plan (the “2013 Plan”), collectively referred to as (the “Stock Incentive Plans”), permits awards of stock options, restricted stock units, performance stock units and other stock-based awards to our officers, key employees and non-employee directors on terms determined by the Compensation Committee of the Board of Directors (the “Committee”). The aggregate number of our shares available for issuance under the 2007 Plan and 2013 Plan are 1,200,000 and 240,000, respectively. Under the 2007 Plan, no more than an aggregate of 400,000 shares are available for issue of stock-based awards other than stock options and stock appreciation rights. As of December 31, 2014, shares available for future grant under the 2007 Plan and 2013 Plan are 4,198 and 19,800, respectively. Prior the adoption of the 2007 Plan, we granted stock-based awards to purchase shares of our common stock to officers, key employees and non-employee directors under certain predecessor plans. No further awards can be granted under these predecessor plans.

Stock Options

In the years ended December 31, 2014, 2013, and 2012, we granted stock options to our officers, key employees and non-employee directors of 71,000, 190,500, and 222,100, respectively, with weighted-average grant date fair values of approximately $12.62, $10.95, and $4.95, respectively. Stock options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire not more than ten years from the date of grant. The stock options vest over a period of four years after the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. If an employee terminates employment, the non-vested portion of the stock options will not vest and all rights to the non-vested portion will terminate completely.

Stock option activity for the year ended December 31, 2014 were as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	702,001	$18.46
Granted	71,000	24.90
Exercised	(117,149)	19.43
Expired	(8,387)	22.79
Forfeited	(35,488)	17.44
Outstanding at December 31, 2014	611,977	$19.02	4.2	$3,834
Exerciseable at December 31, 2014	288,412	$18.61	3.2	$1,925

Changes in nonvested stock options for the year ended December 31, 2014 were as follows:

	Number of Stock Options	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2014	456,251	$8.24
Granted	71,000	12.62
Vested	(168,198)	7.87
Forfeited	(35,488)	8.14
Nonvested at December 31, 2014	323,565	$9.42
The aggregate intrinsic value of stock options represents the amount by which the market price of our common stock exceeds the exercise price of the stock option. The aggregate intrinsic value of stock options exercised for the years ended

December 31, 2014, 2013 and 2012 was approximately $1.0 million, $2.6 million, and zero, respectively. Cash received from stock option exercised for the years ended December 31, 2014, 2013 and 2012 was approximately $2.3 million, $8.8 million, and zero, respectively, with related tax benefits of $0.4 million, $1.0 million, and zero, respectively. The total stock options vested and expected to vest in the future are 611,977 shares with a weighted-average exercise price of approximately $19.02 and an aggregate intrinsic value of approximately $3.8 million. These stock options have a weighted-average remaining contractual term of approximately 4.2 years.
The share-based compensation cost expensed for stock options for the years ended December 31, 2014 , 2013, and 2012 (before tax benefits) was approximately $1.5 million, $1.2 million, and $1.1 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2014, total unrecognized compensation cost (before tax benefits) related to stock options of approximately $2.4 million is expected to be recognized over a weighted-average period of approximately 2.4 years. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2014, 2013, and 2012 was approximately $12.62, $10.95, and $4.95. The total fair value of stock options vested during the years ended December 31, 2014, 2013, and 2012 was approximately $1.3 million, $1.1 million, and $1.3 million, respectively.
The assumptions used to compute the fair value of stock option grants under the Stock Incentive Plans for years ended December 31, 2014, 2013, and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.67%	1.44%	0.59%
Expected volatility	55.27%	53.89%	57.05%
Expected dividends	—	—	—
Expected term (in months)	66	66	66
We apply fair value accounting for stock-based compensation based on the grant date fair value estimated using a Black-Scholes-Merton (“Black-Scholes”) valuation model. We recognize compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. We have one award population with an option vesting term of four years. We estimate the forfeiture rate based on our historic experience, attempting to determine any discernible activity patterns. The expected life computation is based on historic exercise patterns and post-vesting termination behavior. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is derived from historical volatility of our common stock. We suspended payments of dividends after the first quarter of 2011.
Restricted Stock Units
We granted restricted stock units (“RSUs”) to certain officers, key employees and non-employee directors of approximately 86,300, 65,550, and 73,900 RSUs during the years ended December 31, 2014, 2013, and 2012, respectively, with weighted-average grant date fair values (equal to the fair market value of our stock on the date of grant) of approximately $24.74, $18.75, and $13.18 per share, respectively. RSUs represent a right to receive a share of stock at future vesting dates with no cash payment required from the holder. The RSUs have a three year vesting term of approximately 33%, 33% and 34% on the first, second and third anniversaries of the date of grant. If an employee terminates employment, their non-vested portion of the RSUs will not vest and all rights to the non-vested portion will terminate.

Restricted stock unit activity for the year ended December 31, 2014 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2014	93,358	$17.79
Granted	86,300	24.74
Vested	(52,115)	19.51
Forfeited	(4,600)	24.90
Outstanding at December 31, 2014	122,943	$21.67
The share-based compensation cost expensed for RSUs for the years ended December 31, 2014 , 2013, and 2012 (before tax benefits) was approximately $1.3 million, $0.9 million, and $0.7 million respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2014, total unrecognized compensation cost (before tax benefits) related to RSUs of approximately $1.6 million is expected to be recognized over a weighted average period of approximately 1.8 years. The total fair value of RSUs vested for the years ended December 31, 2014 , 2013, and 2012 was approximately $1.3 million, $1.1 million, and $0.6 million, respectively. The actual tax benefit realized for tax deductions from vested RSUs for the years ended December 31, 2014 , 2013, and 2012 was approximately $0.5 million, $0.4 million, and $0.3 million, respectively.

Performance Stock Units
We granted performance stock awards (“PSUs”) to certain key employees of approximately 67,500, 85,500, and 82,500 PSUs during the years ended December 31, 2014, 2013, and 2012, respectively, with weighted-average grant date fair values of approximately $24.90, $16.15, and $13.04 per share, respectively. PSU awards are subject to the attainment of performance goals established by the Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals are based on a pre-established objective formula or standard that specifies the manner of determining the number of performance stock awards that will be granted if performance goals are attained. If an employee terminates employment, their non-vested portion of the PSUs will not vest and all rights to the non-vested portion will terminate.

Performance stock activity for the year ended December 31, 2014 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2014	152,972	$15.44
Granted	67,500	24.90
Vested	(847)	13.04
Forfeited	(51,467)	16.45
Outstanding at December 31, 2014	168,158	$18.94
The share-based compensation cost expensed for PSUs for the years ended December 31, 2014 , 2013, and 2012 (before tax benefits) was approximately $1.0 million, $0.3 million and $0.6 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2014, total unrecognized compensation cost (before tax benefits) related to PSUs of approximately $1.5 million is expected to be recognized over a weighted-average period of approximately 1.3 years. The total fair value of PSUs vested during the years ended December 31, 2014, 2013, and 2012 was less than or equal to approximately $0.1 million, zero, and $0.1 million, respectively. No tax benefits were realized for tax deductions from vested PSUs for the years ended December 31, 2014 , 2013, and 2012.

Note 10. Employee Benefit Plans
Supplemental Retirement Plans
We have three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers certain current and retired employees and further employee contributions to this plan were suspended on August 5, 2011. The liability for the third plan and interest thereon is included in accrued employee compensation and long-term liabilities and was approximately $0.3 million and $2.0 million, respectively, at December 31, 2014 and $0.4 million and $2.0 million, respectively, at December 31, 2013. The accumulated benefit obligations of the other two plans at December 31, 2014 and December 31, 2013 were approximately $0.9 million and $1.1 million, respectively, and are included in accrued liabilities.
Defined Contribution 401(K) Plans
We sponsor, for all our employees, two 401(k) defined contribution plans.The first plan covers all employees, other than employees at our Miltec subsidiary, and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan, we generally provide a match equal to 50% of the employee’s contributions up to the first 6% of compensation, except for union employees who are not eligible to receive the match. The second plan covers only the employees at our Miltec subsidiary, and in 2013 the provisions of the Miltec plan were changed to be the same as our other plan. Prior to 2013, the Miltec plan allowed employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 100% of their compensation or limits established by the Internal Revenue Code. Under this plan, Miltec generally (i) provided a match equal to 100% of the employee’s contributions up to the first 5% of compensation, (ii) contributions of 3% of an employee’s compensation annually, and (iii) contributions, at our discretion of 0% to 7% of an employee’s compensation annually. Our provision for matching and profit sharing contributions for the three years ended December 31, 2014, 2013, and 2012 was approximately $3.3 million, $3.1 million, and $3.8 million, respectively.
Other Plans
We have a defined benefit pension plan covering certain hourly employees of a subsidiary (the “Pension Plan”). Pension plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of this defined benefit pension plan are composed primarily of fixed income and equity securities. We also have a retirement plan covering certain current and retired employees (the “LaBarge Retirement Plan”).
The components of net periodic pension cost for both plans are as follows:

	(In thousands) Years Ended December 31,
	2014	2013	2012
Service cost	$693	$843	$749
Interest cost	1,278	1,160	1,167
Expected return on plan assets	(1,400)	(1,222)	(1,060)
Amortization of actuarial losses	419	1,093	1,147
Net periodic pension cost	$990	$1,874	$2,003
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for 2014 were as follows:

(In thousands) Year Ended December 31,
2014
Amortization of actuarial loss - total before tax (1)	$419
Tax benefit	(156)
Net of tax	$263

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

The estimated net actuarial loss for both plans that will be amortized from accumulated other comprehensive loss into net periodic cost during 2015 is approximately $0.9 million.

The obligations and funded status of both plans are as follows:

	(In thousands) December 31,
	2014	2013
Change in benefit obligation(1)
Beginning benefit obligation (January 1)	$28,438	$31,142
Service cost	693	843
Interest cost	1,278	1,160
Actuarial (gain) loss	4,117	(3,372)
Benefits paid	(1,227)	(1,335)
Ending benefit obligation (December 31)	$33,299	$28,438
Change in plan assets
Beginning fair value of plan assets (January 1)	$18,367	$14,687
Return on assets	669	2,509
Employer contribution	1,916	2,506
Benefits paid	(1,227)	(1,335)
Ending fair value of plan assets (December 31)	$19,725	$18,367
Funded status (under funded)	$(13,574)	$(10,071)
Amounts recognized in the consolidated balance sheet
Current liabilities	$464	$497
Non-current liabilities	$13,110	$9,574
Unrecognized loss included in accumulated other comprehensive loss
Beginning unrecognized loss, before tax (January 1)	$6,183	$11,934
Amortization	(419)	(1,093)
Liability (gain) loss	4,117	(3,372)
Asset (gain) loss	733	(1,286)
Ending unrecognized loss, before tax (December 31)	$10,614	$6,183
Tax impact	(3,970)	(2,321)
Unrecognized loss included in accumulated other comprehensive loss, net of tax	$6,644	$3,862
Prepaid benefit cost included in other assets	$1,832	$1,135
Accrued benefit cost included in other liabilities	$4,795	$5,024

(1)	Projected benefit obligation equals the accumulated benefit obligation for the plans.
On December 31, 2014, our annual measurement date, the accumulated benefit obligation exceeded the fair value of the plans assets by approximately $13.6 million. Such excess is referred to as an unfunded accumulated benefit obligation. We recorded unrecognized loss included in accumulated other comprehensive loss, net of tax at December 31, 2014 and 2013 of approximately $6.6 million and $3.9 million, respectively, which decreased shareholders’ equity and was included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be decreased or be eliminated if either interest rates increase or market performance and plan returns improve or contributions cause the Pension Plan to return to fully funded status.
Our Pension Plan asset allocations at December 31, 2014 and 2013, by asset category, were as follows:

	December 31,
	2014	2013
Equity securities	76%	78%
Cash and equivalents	4%	4%
Debt securities	20%	18%
Total(1)	100%	100%

(1)	Our overall investment strategy is to achieve an asset allocation within the following ranges to achieve an appropriate rate of return relative to risk.

Cash	0-25%
Fixed income securities	0-50%
Equities	50-95%
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

	(In thousands) Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and other investments	$886	$—	$—	$886
Fixed income securities	3,896	—	—	3,896
Equities(1)	9,687	5,257	—	14,944
Total	$14,469	$5,257	$—	$19,726

	(In thousands) Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and other investments	$716	$—	$—	$716
Fixed income securities	3,328	—	—	3,328
Equities(1)	10,674	3,649	—	14,323
Total	$14,718	$3,649	$—	$18,367

(1)	Represents mutual funds and commingled accounts which invest primarily in equities, but may also hold fixed income securities, cash and other investments.
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
The assumptions used to determine the benefit obligations and expense for our two plans are presented in the tables below. The expected long-term return on assets, noted below, represents an estimate of long-term returns on investment portfolios consisting of a mixture of fixed income and equity securities. The estimated cash flows from the plans for all future years are determined based on the plans’ population at the measurement date. We took the expected benefit payouts from the plans for each year into the future, and discounted them back to the present using the Wells Fargo yield curve rate for that duration.
The weighted-average assumptions used to determine the net periodic benefit costs under the two plans were as follows:

	Years Ended December 31,
	2014	2013	2012
Discount rate used to determine pension expense
Pension Plan	4.75%	4.00%	4.30%
LaBarge Retirement Plan	4.00%	3.10%	3.75%

The weighted-average assumptions used to determine the benefit obligations under the two plans were as follows:

	December 31,
	2014	2013	2012
Discount rate used to determine value of obligations
Pension Plan	4.25%	4.75%	4.00%
LaBarge Retirement Plan	3.70%	4.00%	3.10%
Long-term rate of return - Pension Plan only	7.50%	8.00%	8.50%
The following benefit payments under both plans, which reflect expected future service, as appropriate, are expected to be paid:

	(In thousands)
	Pension Plan	LaBarge Retirement Plan
2015	$1,053	$510
2016	1,081	507
2017	1,126	502
2018	1,230	494
2019	1,272	484
Thereafter	7,408	2,202
Our funding policy is to contribute cash to our plans so that the minimum contribution requirements established by government funding and taxing authorities are met. We expect to make contributions of approximately $2.2 million to the plans in 2015.

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

Note 12. Leases
We lease certain facilities and equipment for periods ranging from one to ten years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2014, 2013, and 2012 was approximately $7.3 million, $7.9 million, and $8.2 million, respectively. Future minimum rental payments under operating leases having initial or remaining non-cancelable terms in excess of one year at December 31, 2014 were as follows:

(In thousands)
2015	$6,217
2016	5,103
2017	2,592
2018	1,340
2019	532
Thereafter	243
Total	$16,027

Note 13. Income Taxes

Our pre-tax income attributable to foreign operations were not material. The provision for income tax expense (benefit) consisted of the following:

	(In thousands) Years Ended December 31,
	2014	2013	2012
		As Restated	As Restated
Current tax expense (benefit)
Federal	$5,258	$(3,806)	$2,023
State	244	432	(295)
	5,502	(3,374)	1,728
Deferred tax expense (benefit)
Federal	1,186	1,173	5,516
State	(315)	208	(743)
	871	1,381	4,773
Income tax expense (benefit)	$6,373	$(1,993)	$6,501
Deferred tax (liabilities) assets were comprised of the following:

	(In thousands) December 31,
	2014	2013
		As Restated
Deferred tax assets:
Accrued expenses	$1,669	$428
Allowance for doubtful accounts	94	183
Contract overrun reserves	1,766	3,920
Deferred compensation	464	141
Employment-related accruals	5,375	2,982
Environmental reserves	778	778
Federal tax credit carryforwards	2,696	3,758
Inventory reserves	3,873	4,639
Investment in common stock	300	300
Pension obligation	3,959	2,297
State net operating loss carryforwards	1,065	995
State tax credit carryforwards	5,382	3,887
Stock-based compensation	2,082	1,444
Workers’ compensation	121	121
Other	1,072	1,355
Total gross deferred tax assets	30,696	27,228
Valuation allowance	(6,882)	(4,650)
Total gross deferred tax assets, net of valuation allowance	23,814	22,578
Deferred tax liabilities:
Depreciation	(12,485)	(12,396)
Goodwill	(12,105)	(9,200)
Intangibles	(51,755)	(54,227)
Prepaid insurance	(685)	(666)
Section 48(a) adjustment	(1,334)	—
Unbilled receivables	(1,115)	(1,409)
Total gross deferred tax liabilities	(79,479)	(77,898)
Net deferred tax liabilities	$(55,665)	$(55,320)

We have federal tax credit carryforwards of approximately $2.7 million, which begin to expire in 2033. In addition, we have recorded benefits for those carryforwards expected to be utilized on tax returns filed in the future. Further, there was an approximate $1.0 million of federal tax credit carryforwards unrecognized as a result of the application of ASC Subtopic 740-10.
We have state tax credit carryforwards of approximately $8.3 million, which begin to expire in 2017, and state net operating losses of approximately $26.6 million, which begin to expire in 2015. We have recorded a full valuation allowance on these carryforwards as they are not expected to be realized. Further, there was an approximate $1.0 million of state tax credit carryforwards unrecognized as a result of the application of ASC Subtopic 740-10.
We have established a valuation allowance for items that are not expected to provide future tax benefits. We believe it is more likely than not that we will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation between the expected and effective tax rates were as follows:

	Years Ended December 31,
	2014	2013	2012
		As Restated	As Restated
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	0.8	2.0	3.8
Benefit of qualified domestic production activities	(2.3)	(8.9)	(3.1)
(Benefit) expense of research and development tax credits	(7.3)	(48.9)	0.6
Increase in valuation allowance	—	0.9	0.2
Non deductible book expenses	0.9	1.8	0.4
Changes in deferred tax assets	—	(1.5)	0.3
Remeasurement of deferred taxes for changes in state tax law	(2.1)	—	(5.6)
Changes in tax reserves	(0.7)	(0.5)	(5.3)
Other	—	(1.1)	0.6
Effective income tax rate (benefit)	24.3%	(21.2)%	26.9%
The deduction for qualified domestic production activities is treated as a “special deduction” which has no effect on deferred tax assets and liabilities. Instead, the impact of this deduction is reported in our rate reconciliation.
We recorded an income tax expense of approximately $6.4 million (an effective tax rate of 24.3%) in 2014, compared to an income tax benefit of approximately $2.0 million (an effective tax benefit rate of 21.2%) in 2013. In December 2014, the federal research and development tax credit was retroactively extended from the beginning of 2014. We recognized total federal research and development tax credits of approximately $2.4 million in 2014.
The effective tax rate for 2013 included approximately $2.0 million of 2012 federal research and development tax credit benefits recognized in the first quarter of 2013 as a result of the American Taxpayer Relief Act (the “Act”) of 2012 passed in January 2013. The Act includes an extension of the federal research and development tax credit for the amounts paid or incurred after December 31, 2011 and before January 1, 2014. We recognized total federal research and development tax credit benefits of approximately $4.5 million in 2013.
We record interest and penalty charge, if any, related to uncertain tax positions as a component of tax expense. During the three years ended December 31, 2014, 2013 and 2012, we recognized approximately zero, zero and $(0.1) million, respectively, in interest benefit related to uncertain tax positions. We had approximately $0.1 million for payment of interest and penalties accrued for all three years ended December 31, 2014, 2013, and 2012.
Our total amount of unrecognized tax benefits was approximately $2.8 million, $2.3 million, and $1.4 million at December 31, 2014, 2013, and 2012 respectively. Approximately $1.9 million, if recognized, would affect the annual income tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	(In thousands) Years Ended December 31,
	2014	2013	2012
		As Restated	As Restated
Balance at January 1,	$2,297	$1,356	$2,194
Additions based on tax positions related to the current year	668	668	214
Additions for tax positions for prior years	31	538	68
Reductions for tax positions for prior years	(22)	—	(300)
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(171)	(265)	(820)
Balance at December 31,	$2,803	$2,297	$1,356
Federal income tax returns after 2010, California franchise (income) tax returns after 2009 and other state income tax returns after 2009 are subject to examination.

Note 14. Contingencies
On October 8, 2014, the United States District Court for the District of Kansas (the “District Court”) granted summary judgment in favor of The Boeing Company (“Boeing”) and Ducommun and dismissed the lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc.. The lawsuit was a qui tam action brought by three former Boeing employees (“Relators”) against Boeing and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. Relators have appealed the dismissal to the Tenth Circuit Court of Appeals. The lawsuit alleged that Ducommun sold unapproved parts to Boeing which were installed by Boeing in aircraft ultimately sold to the United States Government and that Boeing and Ducommun submitted or caused to be submitted false claims for payment relating to 21 aircraft sold by Boeing to the United States Government. The lawsuit sought damages in an amount equal to three times the amount of damages the United States Government sustained because of the defendants’ actions, plus a civil penalty of $10 thousand for each false claim made on or before September 28, 1999, and $11 thousand for each false claim made on or after September 28, 1999, together with attorneys’ fees and costs. The Relators claimed that the United States Government sustained damages of $1.6 billion (the contract purchase price of 21 aircraft) or, alternatively, $851 million (the alleged diminished value and increased maintenance cost of the 21 aircraft). After investigating the allegations, the United States Government declined to intervene in the lawsuit.
DAS has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established a reserve for its estimated liability for such investigation and corrective action of approximately $1.5 million at December 31, 2014, which is reflected in other long-term liabilities on its consolidated balance sheet.
DAS also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between approximately $0.4 million and $3.1 million. Ducommun has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $0.4 million at December 31, 2014, which is reflected in other long-term liabilities on its consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Note 15. Major Customers and Concentrations of Credit Risk
We provide proprietary products and services to the Department of Defense and various United States Government agencies, and most of the aerospace and aircraft manufacturers who receive contracts directly from the U.S. Government as an original equipment manufacturer (“prime manufacturers”). In addition, we also service technology-driven markets in the industrial, natural resources and medical and other end-use markets. As a result, we have significant net revenues from certain customers. Accounts receivable were diversified over a number of different commercial, military and space programs and were made by both operating segments. Net revenues from our top ten customers, including the Boeing Company (“Boeing”) and Raytheon Company (“Raytheon”), represented the following percentages of total net sales:

	Years Ended December 31,
	2014	2013	2012
Boeing	20%	18%	17%
Raytheon	9%	10%	7%
Top ten customers	59%	57%	55%
Boeing and Raytheon represented the following percentages of total accounts receivable:

	December 31,
	2014	2013
Boeing	12%	12%
Raytheon	10%	8%
In 2014, 2013 and 2012, net revenues from foreign customers on the location of the customer, were approximately $66.7 million, $66.0 million and $52.1 million, respectively. No net revenues from a foreign country were greater than approximately 2% of total net revenues in 2014, 2013, and 2012. We have manufacturing facilities in Thailand and Mexico. Our net revenues, profitability and identifiable long-lived assets attributable to foreign revenues activity were not material compared to our net revenues, profitability and identifiable long-lived assets attributable to our domestic operations during 2014, 2013, and 2012. We are not subject to any significant foreign currency risks as all our sales are made in United States dollars.

Note 16. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, DAS and DLT, each of which is a reportable operating segment.

Financial information by reportable operating segment was as follows:

	(In thousands) Years Ended December 31,
	2014	2013	2012
		As Restated	As Restated
Net Revenues
DAS	$319,956	$315,232	$309,982
DLT	422,089	421,418	437,055
Total Net Revenues	$742,045	$736,650	$747,037
Segment Operating Income (1)
DAS (4)	$34,949	$19,008	$30,586
DLT (2)	34,599	37,030	41,013
	69,548	56,038	71,599
Corporate General and Administrative Expenses (1)(2)(3)	(17,781)	(16,735)	(14,677)
Operating Income	$51,767	$39,303	$56,922
Depreciation and Amortization Expenses
DAS	$10,959	$12,406	$10,313
DLT	17,928	18,346	18,934
Corporate Administration	137	174	166
Total Depreciation and Amortization Expenses	$29,024	$30,926	$29,413
Capital Expenditures
DAS	$12,742	$8,287	$7,950
DLT	5,782	5,000	7,809
Corporate Administration	30	116	54
Total Capital Expenditures	$18,554	$13,403	$15,813

(1)	Includes cost not allocated to either the DLT or DAS operating segments.

(2)
2012 includes merger-related transaction costs of approximately $0.3 million in Corporate General and Administrative Expenses related to the LaBarge Acquisition. In addition, 2012 includes approximately $0.4 million in DLT resulting from a change-in-control provision for certain key executives and employees arising in connection with the LaBarge Acquisition.

(3)
The 2014, 2013 and 2012 periods include approximately zero, $1.2 million and $0.6 million, respectively, of workers' compensation insurance expenses included in gross profit and not allocated to the operating segments.

(4)
The 2013 period includes approximately $14.1 million in charges related to fourth quarter asset impairment charges of $5.7 million on the Embraer Legacy 450/500 contracts and $1.3 million on the Boeing 777 wing tip contract; forward loss reserves of $3.9 million on the Embraer Legacy 450/500 contracts and $1.3 million on the Boeing 777 wing tip contract; and inventory write-offs of $1.9 million on the Embraer Legacy 450/500 contracts.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets for 2014 and 2013:

	(In thousands) December 31,
	2014	2013
		As Restated
Total Assets
DAS	$245,925	$241,502
DLT	427,719	439,853
Corporate Administration	73,955	81,290
Total Assets	$747,599	$762,645
Goodwill and Intangibles
DAS	$63,497	$65,213
DLT	249,176	257,821
Total Goodwill and Intangibles	$312,673	$323,034
Note 17. Supplemental Quarterly Financial Data (Unaudited)
As discussed in Note 2, we have restated our consolidated financial statements for the years ended December 31, 2013 and 2012 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2014 and each of the quarters in the year ended December 31, 2013 (the “Restated Periods”). The quarterly financial results presented in the table below reflects the impact of the restatement adjustments of all the Restated Periods.

	(In thousands, except per share amounts)
	Three Months Ended 2014				Three Months Ended 2013
	Dec 31	Sep 27	Jun 28	Mar 29	Dec 31	Sep 28	Jun 29	Mar 30
		As Restated	As Restated	As Restated	As Restated	As Restated	As Restated	As Restated
Net Revenues	$187,612	$188,164	$186,516	$179,753	$187,975	$181,288	$191,472	$175,915
Gross Profit	33,627	33,112	37,678	35,915	19,565	33,739	37,574	33,274
Income (Loss) Before Taxes	4,034	4,687	9,816	7,703	(7,359)	5,985	7,859	2,900
Income Tax (Benefit) Expense	(1,122)	1,754	3,197	2,544	(2,115)	(1,000)	2,193	(1,071)
Net Income (Loss)	$5,156	$2,933	$6,619	$5,159	$(5,244)	$6,985	$5,666	$3,971
Earnings (Loss) Per Share
Basic earnings (loss) per share	$0.47	$0.27	$0.61	$0.48	$(0.49)	$0.65	$0.53	$0.37
Diluted earnings (loss) per share	$0.46	$0.26	$0.60	$0.46	$(0.49)	$0.64	$0.53	$0.37

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(in thousands)
SCHEDULE II

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2014
Allowance for Doubtful Accounts	$489	$166	$—	$403	$252
Valuation Allowance on Deferred Tax Assets	4,650	2,232	—	—	6,882
2013
Allowance for Doubtful Accounts	$566	$430	$—	$507	$489
Valuation Allowance on Deferred Tax Assets (As Restated)(a)	3,753	999	—	102	4,650
2012
Allowance for Doubtful Accounts	$488	$115	$—	$37	$566
Valuation Allowance on Deferred Tax Assets (As Restated)(a)	2,008	1,815	—	70	3,753

(a)	See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit
No.        Description

2.1	Agreement and Plan of Merger, dated as of April 3, 2011, among Ducommun Incorporated, DLBMS, Inc. and LaBarge, Inc. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 5, 2011.

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 29, 1990. Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 1990.

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

**10.10	Form of Performance Stock Unit Agreement for 2012 and 2013. Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 29, 2012.

*10.11	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 8, 2007.

*10.12	Form of Directors’ Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.

Exhibit
No.        Description

*10.13
Form of Key Executive Severance Agreement entered with seven current executive officers of Ducommun. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2008. All of the Key Executive Severance Agreements are identical except for the name of the executive officer, the address for notice, and the date of the Agreement:

Executive Officer	Date of Agreement
Kathryn M. Andrus	February 18, 2014
Joseph P. Bellino	November 5, 2009
Joel H. Benkie	December 13, 2013
Douglas L. Groves	February 18, 2014
James S. Heiser	December 31, 2007
Anthony J. Reardon	December 31, 2007
Rosalie F. Rogers	November 5, 2009

*10.14
Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Kathryn M. Andrus	January 30, 2008
Richard A. Baldridge	March 19, 2013
Joseph C. Berenato	November 4, 1991
Joseph P. Bellino	September 15, 2008
Joel H. Benkie	February 12, 2013
Gregory S. Churchill	March 19, 2013
Robert C. Ducommun	December 31, 1985
Dean M. Flatt	November 5, 2009
Douglas L. Groves	February 12, 2013
Jay L. Haberland	February 2, 2009
James S. Heiser	May 6, 1987
Robert D. Paulson	March 25, 2003
Anthony J. Reardon	January 8, 2008
Rosalie F. Rogers	July 24, 2008

*10.15	Ducommun Incorporated 2015 Bonus Plan. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 3, 2015.

*10.16	Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.

*10.17	Employment Letter Agreement dated September 5, 2008 between Ducommun Incorporated and Joseph P. Bellino. Incorporated by reference to Exhibit 99.1 to Form 8-K dated September 18, 2008.

*10.18	Employment Letter Agreement dated May 3, 2012 between Ducommun Incorporated and Joel H. Benkie. Incorporated by reference to Exhibit 99.1 to Form 8-K dated June 4, 2012.

*10.19	Form of Performance Stock Unit Agreement for 2014 and after. Incorporated by reference to Exhibit 10.19 to Form 8-K dated April 28, 2014.

11	Reconciliation of the Numerators and Denominators of the Basic and Diluted Earnings Per Share Computations.

21	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

Exhibit
No.        Description

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
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

DUCOMMUN INCORPORATED

Date: April 9, 2015	By:	/s/ Anthony J. Reardon
Anthony J. Reardon
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on April 9, 2015.

Signature	Title

/s/ Anthony J. Reardon	Chairman and Chief Executive Officer
Anthony J. Reardon	(Principal Executive Officer)

/s/ Joseph P. Bellino	Vice President, Treasurer and Chief Financial Officer
Joseph P. Bellino	(Principal Financial Officer)

/s/ Douglas L. Groves	Vice President, Controller and Chief Accounting Officer
Douglas L. Groves	(Principal Accounting Officer)

/s/ Richard A. Baldridge	Director
Richard A. Baldridge

/s/ Joseph C. Berenato	Director
Joseph C. Berenato

/s/ Gregory S. Churchill	Director
Gregory S. Churchill

/s/ Robert C. Ducommun	Director
Robert C. Ducommun

/s/ Dean M. Flatt	Director
Dean M. Flatt

/s/ Jay L. Haberland	Director
Jay L. Haberland

/s/ Robert D. Paulson	Director
Robert D. Paulson