Form 10-Q
period 2015-04-04
DUCOMMUN INC /DE/
filed 2015-05-12
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2015, the registrant had 11,055,037 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	April 4, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$32,705	$45,627
Accounts receivable, net of allowance for doubtful accounts of $189 and $252 at April 4, 2015 and December 31, 2014, respectively	90,912	91,060
Inventories	141,443	142,842
Production cost of contracts	11,115	11,727
Deferred income taxes	13,783	13,783
Other current assets	19,485	23,702
Total Current Assets	309,443	328,741
Property and Equipment, Net	99,998	99,068
Goodwill	157,569	157,569
Intangibles, Net	152,596	155,104
Other Assets	6,321	7,117
Total Assets	$725,927	$747,599
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$27	$26
Accounts payable	58,577	58,979
Accrued liabilities	41,659	52,066
Total Current Liabilities	100,263	111,071
Long-Term Debt, Less Current Portion	280,019	290,026
Deferred Income Taxes	70,199	69,448
Other Long-Term Liabilities	19,938	20,484
Total Liabilities	470,419	491,029
Commitments and Contingencies (Notes 9, 11)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 10,997,241 and 10,952,268 issued at April 4, 2015 and December 31, 2014, respectively	110	110
Additional paid-in capital	72,992	72,206
Retained earnings	188,932	190,905
Accumulated other comprehensive loss	(6,526)	(6,651)
Total Shareholders’ Equity	255,508	256,570
Total Liabilities and Shareholders’ Equity	$725,927	$747,599
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	April 4, 2015	March 29, 2014
		As Restated
Net Revenues	$172,920	$179,753
Cost of Sales	146,159	143,838
Gross Profit	26,761	35,915
Selling, General and Administrative Expenses	23,134	21,087
Operating Income	3,627	14,828
Interest Expense	(6,661)	(7,125)
(Loss) Income Before Taxes	(3,034)	7,703
Income Tax (Benefit) Expense	(1,061)	2,544
Net (Loss) Income	$(1,973)	$5,159
(Loss) Earnings Per Share
Basic (loss) earnings per share	$(0.18)	$0.48
Diluted (loss) earnings per share	$(0.18)	$0.46
Weighted-Average Number of Common Shares Outstanding
Basic	10,964	10,844
Diluted	10,964	11,107
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In thousands)

	Three Months Ended
	April 4, 2015	March 29, 2014
		As Restated
Net (Loss) Income	$(1,973)	$5,159
Other Comprehensive Loss
Amortization of actuarial losses and prior service costs, net of tax benefit of approximately $97 and $36 for the three months ended April 4, 2015 and March 29, 2014, respectively	(125)	(69)
Other Comprehensive Loss	(125)	(69)
Comprehensive (Loss) Income	$(2,098)	$5,090
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	April 4, 2015	March 29, 2014
		As Restated
Cash Flows from Operating Activities
Net (Loss) Income	$(1,973)	$5,159
Adjustments to Reconcile Net (Loss) Income to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	6,914	7,426
Stock-based compensation expense	1,624	364
Deferred income taxes	751	(604)
Excess tax benefits from stock-based compensation	(109)	(124)
Recovery of doubtful accounts	(62)	(62)
Other	643	(757)
Changes in Assets and Liabilities:
Accounts receivable	210	(8,599)
Inventories	1,399	(8,388)
Production cost of contracts	95	513
Other assets	4,412	5,440
Accounts payable	342	(4,138)
Accrued and other liabilities	(10,761)	(6,067)
Net Cash Provided by (Used in) Operating Activities	3,485	(9,837)
Cash Flows from Investing Activities
Purchases of property and equipment	(5,572)	(2,192)
Proceeds from sale of assets	9	5
Net Cash Used in Investing Activities	(5,563)	(2,187)
Cash Flows from Financing Activities
Repayment of term loan and other debt	(10,006)	(7,506)
Excess tax benefits from stock-based compensation	109	124
Net proceeds from issuance of common stock under stock plans	(947)	7
Net Cash Used in Financing Activities	(10,844)	(7,375)
Net Decrease in Cash and Cash Equivalents	(12,922)	(19,399)
Cash and Cash Equivalents at Beginning of Period	45,627	48,814
Cash and Cash Equivalents at End of Period	$32,705	$29,415
Supplemental Disclosures of Cash Flow Information
Interest paid	$11,397	$11,397
Taxes paid	$—	$58
Non-cash activities:
Purchases of property and equipment not paid	$714	$182
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun,” the “Company,” “we,” “us” or “our”), after eliminating intercompany balances and transactions. The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
Our significant accounting policies were described in Part IV, Item 15(a)(1), “Note 1. Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014. We followed the same accounting policies for interim reporting. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three months ended April 4, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
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
Restatement of Previously Issued Consolidated Financial Statements
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we have restated our consolidated financial statements as of December 31, 2013, and for the years ended December 31, 2013 and 2012 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2014 and for each of the quarters in the year ended December 31, 2013, to correct errors in prior periods primarily related to (i) a long-term contract following the discovery of misconduct by employees in the recording of direct labor costs to the contract from 2009 through the third quarter 2014 which resulted in the identification of a forward loss provision that should have been recorded in 2009 and the impact on subsequent periods of adjustments to the forward loss provision based on information available at the time; and (ii) the year end reconciliation of income taxes payable and deferred tax balances identified errors primarily in 2013, 2012, and 2011. In addition, the restated amounts include previously identified and disclosed immaterial adjustments. We have reflected our restated unaudited quarterly condensed consolidated financial information as of and for the quarter ended March 29, 2014 herein. See Note 2 for additional information.
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
The net earnings, weighted-average number of common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data) Three Months Ended
	April 4, 2015	March 29, 2014
		As Restated
Net (loss) earnings	$(1,973)	$5,159
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	10,964	10,844
Dilutive potential common shares	—	263
Diluted weighted-average common shares outstanding	10,964	11,107
(Loss) earnings per share
Basic	$(0.18)	$0.48
Diluted	$(0.18)	$0.46
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Three Months Ended
	April 4, 2015	March 29, 2014
Stock options and stock units	916	254
Cash and Cash Equivalents
Our cash accounts are not reduced for checks written until the checks are presented for payment and paid by our bank. Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value below.
Provision for Estimated Losses on Contracts
We record provisions for the total anticipated losses on contracts considering total estimated costs to complete the contract compared to total anticipated revenues in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to improvements in manufacturing efficiency, reductions in operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we maybe required to record additional provisions for estimated losses on contracts.
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
Recent Accounting Pronouncements

Recently Issued Accounting Standards

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), which provides guidance on fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance is effective for annual and interim periods within those annual periods, beginning after December 15, 2015, which will be our interim period beginning January 1, 2016. Early adoption is permitted. We are evaluating the impact of this standard but currently do not anticipate it will have a significant impact on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of those costs is reported as interest expense. The new guidance is effective for annual and interim periods within those annual periods, beginning after December 15, 2015, which will be our interim period beginning January 1, 2016. Early adoption is permitted. We had approximately $5.6 million of debt issuance costs and approximately $280.0 million of total debt as of April 4, 2015, and thus, we do not believe that adoption of this new guidance will have a significant impact on our condensed consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)” (“ASU 2015-01”), which eliminates from U.S. GAAP the concept of extraordinary items. Current guidance requires separate classification, presentation, and disclosure of extraordinary events and transactions. In addition, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. The new guidance is effective for annual and interim periods within those annual periods, beginning after December 15, 2015, which will be our interim period beginning January 1, 2016. Early adoption is permitted provided it is applied from the beginning of the annual period of adoption. We are evaluating the impact of this standard but currently do not anticipate it will have a significant impact on our condensed consolidated financial statements.

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

Note 2. Restatement
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we restated our consolidated financial statements for the years ended December 31, 2013 and 2012 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2014 and for each of the quarters in the year ended December 31, 2013, to correct errors in prior periods primarily related to (i) a long-term contract (“Contract”) following the discovery of misconduct by employees in the recording of direct labor costs to the Contract from 2009 through the third quarter 2014 which resulted in the identification of a forward loss provision that should have been recorded in 2009 and the impact on subsequent periods of adjustments to the forward loss provision based on information available at the time (“Forward Loss Adjustments”); and (ii) the year end reconciliation of income taxes payable and deferred tax balances identified errors primarily in 2013, 2012, and 2011 (“Tax Adjustments”). The misconduct and its related financial impact were concealed from our senior management, internal auditors, and external auditors.
Also as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, the Forward Loss Adjustments were based on certain assumptions and estimates. To determine the loss on the Contract, we estimated the number of units we would have expected to ship over the life of the Contract at inception of the Contract using external market industry data for fiscal years 2009, 2010, 2011, 2012, and 2013. We used data obtained directly from the customer for 2014 and 2015. The total estimated costs at any given point in time would typically include actual historical costs up to that time plus the estimated cost to produce units to be delivered. In addition, the estimated total cost for the life of the Contract includes certain inefficiencies on labor, material, and overhead costs during the initial start-up period. However, as we progress along the learning curve, the direct labor hours and overhead rates are expected to decrease as we gain technical knowhow and efficiency in producing the product. As a result of the misconduct by the employees in the recording of direct labor hours to the Contract, the historical actual direct labor hours charged to the Contract were inaccurate. As a result, we estimated the costs to complete future units at the end of each period based on an estimate of the direct labor hours chargeable to the Contract, including consideration of anticipated learning curve efficiencies that would decrease the direct labor hours over the remaining term of the Contract. Further, we used the actual direct labor hours incurred by the employees assigned to the Contract as a basis for projecting future hours, less an estimate of the time not allocable to the Contract. Using this model, we calculated the Forward Loss Adjustments from the inception of the Contract in 2009 through the expected life of the Contract. As a result of the Forward Loss Adjustments, cost of goods sold increased (decreased) approximately $6.7 million in 2009, $1.3 million in 2010, $(0.3) million in 2011, $(2.2) million in 2012, $(0.9) million in 2013, and $(0.8) million in the nine months ended September 27, 2014.
Further, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, the Tax Adjustments were necessary as a result of certain calculation errors. The Tax Adjustments resulted in a net decrease to income tax expense of approximately $0.9 million in 2013 and zero in 2012. The Tax Adjustments in 2011 resulted in a reduction to the carrying value of goodwill totaling approximately $4.0 million due to a calculation error in the original purchase price allocation and subsequent performance of step 2 of our annual goodwill impairment analysis related to deferred income taxes and thus, (i) reduced deferred income taxes by approximately $2.7 million and (ii) generated a pre-tax goodwill impairment charge of approximately $1.4 million. Further, the Tax Adjustments in 2011 reduced deferred tax assets by approximately $1.6 million that were established as a result of shared-based compensation expenses recorded previously and should have been reduced as the tax deductions were utilized. Moreover, the restated amounts include previously identified and disclosed immaterial adjustments.
In evaluating whether our previously issued consolidated financial statements were materially misstated, we evaluated the cumulative impact of these items on prior periods in accordance with the guidance in ASC 250-10, “Accounting Changes and Error Corrections,” relating to SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”), and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), and we concluded these errors were in the aggregate material to the prior reporting periods, and therefore, restatement of previously filed financial statements was necessary to our previously issued 2013, 2012, 2011, and 2010 financial statements.
This Quarterly Report on Form 10-Q for the quarter ended April 4, 2015 includes the impact of the restatement on the comparative unaudited quarterly financial information for the quarter ended March 29, 2014. In addition, our future Quarterly Reports on Form 10-Q for subsequent quarterly periods during 2015 will reflect the impact of the restatement in the 2014 comparative prior quarter and year-to-date periods. Certain reclassifications have been made to prior period amounts to conform to the current year’s presentation.
The account balances labeled “As Reported” in the following tables for the quarter ended March 29, 2014 represent the previously reported unaudited balances in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2014. The effects of these prior period errors on our unaudited condensed consolidated financial statements are as follows (in thousands, except per share data):

	March 29, 2014
Unaudited Condensed Consolidated Balance Sheet:	As Reported	Adjustments	As Restated
Assets
Current Assets
Cash and cash equivalents	$29,415	$—	$29,415
Accounts receivable (less allowance for doubtful accounts of $427 at March 29, 2014)	100,570	—	100,570
Inventories	148,895	—	148,895
Production cost of contracts	10,479	—	10,479
Deferred income taxes	13,836	1,504	15,340
Other current assets	21,664	998	22,662
Total Current Assets	324,859	2,502	327,361
Property and Equipment, Net	94,168	—	94,168
Goodwill	161,940	(4,371)	157,569
Intangibles, Net	162,875	—	162,875
Other Assets	9,320	—	9,320
Total Assets	$753,162	$(1,869)	$751,293
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$25	$—	$25
Accounts payable	53,973	—	53,973
Accrued liabilities	39,628	3,824	43,452
Total Current Liabilities	93,626	3,824	97,450
Long-Term Debt, Less Current Portion	325,171	—	325,171
Deferred Income Taxes	70,556	(500)	70,056
Other Long-Term Liabilities	18,922	(300)	18,622
Total Liabilities	508,275	3,024	511,299
Commitments and Contingencies
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 10,999,632 shares issued at March 29, 2014	110	—	110
Treasury stock, at cost; 143,300 shares at March 29, 2014	(1,924)	—	(1,924)
Additional paid-in capital	71,037	(1,633)	69,404
Retained earnings	179,457	(3,260)	176,197
Accumulated other comprehensive loss	(3,793)	—	(3,793)
Total Shareholders’ Equity	244,887	(4,893)	239,994
Total Liabilities and Shareholders’ Equity	$753,162	$(1,869)	$751,293

	Three Months Ended March 29, 2014
Unaudited Condensed Consolidated Statement of Income:	As Reported	Adjustments	As Restated
Net Revenues	$179,753	$—	$179,753
Cost of Sales	144,683	(845)	143,838
Gross Profit	35,070	845	35,915
Selling, General and Administrative Expenses	21,087	—	21,087
Operating Income	13,983	845	14,828
Interest Expense	(7,125)	—	(7,125)
Income Before Taxes	6,858	845	7,703
Income Tax Expense	2,229	315	2,544
Net Income	$4,629	$530	$5,159
Earnings Per Share
Basic earnings per share	$0.43	$0.05	$0.48
Diluted earnings per share	$0.42	$0.05	$0.46
Weighted-Average Number of Shares Outstanding
Basic	10,844	—	10,844
Diluted	11,107	—	11,107

	Three Months Ended March 29, 2014
Unaudited Condensed Consolidated Statement of Comprehensive Income:	As Reported	Adjustments	As Restated
Net Income	$4,629	$530	$5,159
Pension Adjustments
Amortization of actuarial loss included in net income, net of tax benefit of $36 for the three months ended March 29, 2014	(69)	—	(69)
Other Comprehensive Loss	(69)	—	(69)
Comprehensive Income	$4,560	$530	$5,090

	Three Months Ended March 29, 2014
Unaudited Condensed Consolidated Cash Flow Statement:	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net Income	$4,629	$530	$5,159
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	7,426	—	7,426
Stock-based compensation expense	364	—	364
Deferred income taxes	(919)	315	(604)
Excess tax benefits from stock-based compensation	(124)	—	(124)
Recovery of doubtful accounts	(62)	—	(62)
Other	88	(845)	(757)
Changes in Assets and Liabilities:
Accounts receivable	(8,599)	—	(8,599)
Inventories	(8,388)	—	(8,388)
Production cost of contracts	513	—	513
Other assets	5,440	—	5,440
Accounts payable	(4,138)	—	(4,138)
Accrued and other liabilities	(6,067)	—	(6,067)
Net Cash Used in Operating Activities	(9,837)	—	(9,837)
Cash Flows from Investing Activities
Purchases of property and equipment	(2,192)	—	(2,192)
Proceeds from sales of assets	5	—	5
Net Cash Used in Investing Activities	(2,187)	—	(2,187)
Cash Flows from Financing Activities
Repayment of term loan and other debt	(7,506)	—	(7,506)
Excess tax benefits from stock-based compensation	124	—	124
Net proceeds from issuance of common stock under stock plans	7	—	7
Net Cash Used in Financing Activities	(7,375)	—	(7,375)
Net Decrease in Cash and Cash Equivalents	(19,399)	—	(19,399)
Cash and Cash Equivalents at Beginning of Year	48,814	—	48,814
Cash and Cash Equivalents at End of Year	$29,415	$—	$29,415
Supplemental Disclosures of Cash Flow Information
Interest paid	$11,397	$—	$11,397
Taxes paid	$58	$—	$58
Non-cash activities:
Purchases of property and equipment not paid	$182	$—	$182

Note 3. Inventories
Inventories consisted of the following:

	(In thousands)
	April 4, 2015	December 31, 2014
Raw materials and supplies	$80,190	$77,033
Work in process	60,655	61,458
Finished goods	10,455	14,116
	151,300	152,607
Less progress payments	9,857	9,765
Total	$141,443	$142,842

 We net advances from customers related to inventory purchases against inventories in the consolidated balance sheets.

Note 4. Goodwill
The carrying amounts of goodwill, by operating segment, were as follows:

	(In thousands)
	Ducommun AeroStructures	Ducommun LaBarge Technologies	Consolidated Ducommun
Gross goodwill	$57,243	$182,048	$239,291
Accumulated goodwill impairment	—	(81,722)	(81,722)
Balance at December 31, 2014	$57,243	$100,326	$157,569
Balance at April 4, 2015	$57,243	$100,326	$157,569

Note 5. Accrued Liabilities
The components of accrued liabilities were as follows:

	(In thousands)
	April 4, 2015	December 31, 2014
Accrued compensation	$22,274	$25,352
Accrued income and sales tax	1,498	1,580
Customer deposits	1,171	1,139
Interest payable	4,111	9,439
Provision for forward loss reserves	4,776	4,734
Other	7,829	9,822
Total	$41,659	$52,066

Note 6. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	April 4, 2015	December 31, 2014
Senior unsecured notes (fixed 9.75%)	$200,000	$200,000
Senior secured term loan (floating 4.75%)	80,000	90,000
Other debt (fixed 5.41%)	46	52
Total debt	280,046	290,052
Less current portion	27	26
Total long-term debt	$280,019	$290,026
Weighted-average interest rate	8.32%	8.20%

We made voluntary principal prepayments on our senior secured term loan of approximately $10.0 million and $7.5 million for the three months ended April 4, 2015 and March 29, 2014, respectively.
As of April 4, 2015, we had approximately $58.5 million of unused borrowing capacity under the revolving credit facility, after deducting approximately $1.5 million for standby letters of credit.
The failure to file our 2014 Annual Report on Form 10-K by March 31, 2015 resulted in defaults, but not an event of default, under our senior secured term loan and senior secured revolving credit facility (together, the “Credit Facilities”) and our senior unsecured notes (the “Notes”). The defaults on our Credit Facilities and our Notes were deemed cured with the filing of our Annual Report on Form 10-K on April 9, 2015. Thus, as of April 4, 2015, we were not in compliance with all covenants required by our amended credit agreement. However, as of April 4, 2015, there were no amounts outstanding that would have triggered the leverage covenant under the Amended Credit Agreement. Under the terms of the credit agreement, if, during a given fiscal quarter, (i) the sum of (a) any amounts outstanding under the revolving credit facility plus (b) the amount drawn under any letters of credit exceeds $1.0 million or (ii) the aggregate amount of outstanding letters of credit exceeds $5.0 million, the revolving credit facility will be subject to a maximum total leverage ratio.
The carrying amount of our long-term debt approximated fair value, except for the senior unsecured notes for which the fair value was approximately $211.5 million. Fair value was estimated using Level 2 inputs, based on the terms of the related debt, recent transactions and estimates using interest rates currently available to us for debt with similar terms and remaining maturities.
The Notes were issued by us (“Parent Company”) and guaranteed by all of our subsidiaries, other than one subsidiary (“Subsidiary Guarantors”) that was considered minor. The Parent Company has no independent assets or operations and the Subsidiary Guarantors jointly and severally guarantee, on a senior unsecured basis, the Notes. Therefore, no condensed consolidating financial information for the Parent Company and its subsidiaries are presented.

Note 7. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At April 4, 2015 and December 31, 2014, no preferred shares were issued or outstanding.

Note 8. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)
	Three Months Ended
	April 4, 2015	March 29, 2014
Service cost	$196	$173
Interest cost	338	319
Expected return on plan assets	(374)	(350)
Amortization of actuarial losses	222	105
Net periodic pension cost	$382	$247
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three months ended April 4, 2015 were as follows:

(In thousands)
Three Months Ended
April 4, 2015
Amortization of actuarial losses - total before tax (1)	$(222)
Tax benefit	97
Net of tax	$(125)

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

Note 9. Indemnifications
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

Note 10. Income Taxes
We recorded an income tax benefit of approximately $1.1 million (effective tax benefit rate of 35%) for the three months ended April 4, 2015 compared to an income tax expense of approximately $2.5 million (effective tax rate of 33%) for the three months ended March 29, 2014. The effective tax benefit rate for the three months ended April 4, 2015 includes a benefit for the Qualified Domestic Production Activities Deduction that was partially offset by permanent tax difference items and state taxes. The effective tax rate for the three months ended March 29, 2014 included a benefit for the Qualified Domestic Production Activities Deduction.
Our unrecognized tax benefits were approximately $2.8 million both as of April 4, 2015 and December 31, 2014. Approximately $1.9 million, if recognized, would affect the annual income tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.

Note 11. Contingencies
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
DAS has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established a reserve for its estimated liability for such investigation and corrective action of approximately $1.5 million at April 4, 2015, which is reflected in other long-term liabilities on its consolidated balance sheet.
DAS also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between approximately $0.4 million and $3.1 million. Ducommun has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $0.4 million at April 4, 2015, which is reflected in other long-term liabilities on its consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Note 12. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, DAS and DLT, each of which is a reportable operating segment.

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended
	April 4, 2015	March 29, 2014
		As Restated
Net Revenues
DAS	$72,058	$81,654
DLT	100,862	98,099
Total Net Revenues	$172,920	$179,753
Segment Operating Income
DAS	$2,138	$11,092
DLT	6,285	7,044
	8,423	18,136
Corporate General and Administrative Expenses (1)	(4,796)	(3,308)
Operating Income	$3,627	$14,828
Depreciation and Amortization Expenses
DAS	$2,513	$2,416
DLT	4,359	5,008
Corporate Administration	42	2
Total Depreciation and Amortization Expenses	$6,914	$7,426
Capital Expenditures
DAS	$3,334	$1,285
DLT	1,490	897
Corporate Administration	4	10
Total Capital Expenditures	$4,828	$2,192

(1)	Includes costs not allocated to either the DLT or DAS operating segments.
Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. Our segment assets are as follows:

	(In thousands)
	April 4, 2015	December 31, 2014
Total Assets
DAS	$246,066	$245,925
DLT	418,654	427,719
Corporate Administration	61,207	73,955
Total Assets	$725,927	$747,599
Goodwill and Intangibles
DAS	$57,243	$57,243
DLT	100,326	100,326
Total Goodwill and Intangibles	$157,569	$157,569

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement of Previously Issued Financial Statements
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we restated our consolidated financial statements for the years ended December 31, 2013 and 2012 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2014 and for each of the quarters in the year ended December 31, 2013, to correct errors in prior periods primarily related to (i) a long-term contract (“Contract”) following the discovery of misconduct by employees in the recording of direct labor costs to the Contract from 2009 through the third quarter 2014 which resulted in the identification of a forward loss provision that should have been recorded in 2009 and the impact on subsequent periods of adjustments to the forward loss provision based on information available at the time (“Forward Loss Adjustments”); and (ii) the year end reconciliation of income taxes payable and deferred tax balances identified errors primarily in 2013, 2012, and 2011 (“Tax Adjustments”). The misconduct and its related financial impact were concealed from our senior management, internal auditors, and external auditors.
Also as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, the Forward Loss Adjustments were based on certain assumptions and estimates. To determine the loss on the Contract, we estimated the number of units we would have expected to ship over the life of the Contract at inception of the Contract using external market industry data for fiscal years 2009, 2010, 2011, 2012, and 2013. We used data obtained directly from the customer for 2014 and 2015. The total estimated costs at any given point in time would typically include actual historical costs up to that time plus the estimated cost to produce units to be delivered. In addition, the estimated total cost for the life of the Contract includes certain inefficiencies on labor, material, and overhead costs during the initial start-up period. However, as we progress along the learning curve, the direct labor hours and overhead rates are expected to decrease as we gain technical knowhow and efficiency in producing the product. As a result of the misconduct by the employees in the recording of direct labor hours to the Contract, the historical actual direct labor hours charged to the Contract were inaccurate. As a result, we estimated the costs to complete future units at the end of each period based on an estimate of the direct labor hours chargeable to the Contract, including consideration of anticipated learning curve efficiencies that would decrease the direct labor hours over the remaining term of the Contract. Further, we used the actual direct labor hours incurred by the employees assigned to the Contract as a basis for projecting future hours, less an estimate of the time not allocable to the Contract. Using this model, we calculated the Forward Loss Adjustments from the inception of the Contract in 2009 through the expected life of the Contract. As a result of the Forward Loss Adjustments, cost of goods sold increased (decreased) approximately $6.7 million in 2009, $1.3 million in 2010, $(0.3) million in 2011, $(2.2) million in 2012, $(0.9) million in 2013, and $(0.8) million in the nine months ended September 27, 2014.
Further, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, the Tax Adjustments were necessary as a result of certain calculation errors. The Tax Adjustments resulted in a net decrease to income tax expense of approximately $0.9 million in 2013 and zero in 2012. The Tax Adjustments in 2011 resulted in a reduction to the carrying value of goodwill totaling approximately $4.0 million due to a calculation error in the original purchase price allocation and subsequent performance of step 2 of our annual goodwill impairment analysis related to deferred income taxes and thus, (i) reduced deferred income taxes by approximately $2.7 million and (ii) generated a pre-tax goodwill impairment charge of approximately $1.4 million. Further, the Tax Adjustments in 2011 reduced deferred tax assets by approximately $1.6 million that were established as a result of shared-based compensation expenses recorded previously and should have been reduced as the tax deductions were utilized. Moreover, the restated amounts include previously identified and disclosed immaterial adjustments.
See Part I, Item 4 of this Form 10-Q for information regarding our controls and procedures.
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
First quarter 2015 recap:

•	First quarter revenue was approximately $172.9 million

•	Net loss of approximately $2.0 million, or $0.18 per share

•	EBITDA for the quarter was approximately $10.5 million

•	Made voluntary principal prepayment of $10.0 million on term loan during the quarter
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) was approximately $10.5 million and $22.3 million for the three months ended April 4, 2015 and March 29, 2014, respectively. See “Non-GAAP Financial Measures” below for certain information regarding EBITDA, including reconciliation of EBITDA to net income.
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
The following financial items have been added back to our net (loss) income when calculating EBITDA:

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

Reconciliations of net (loss) income to EBITDA and the presentation of EBITDA as a percentage of net revenues were as follows:

	(In thousands) Three Months Ended
	April 4, 2015	March 29, 2014
		As Restated
Net (loss) income	$(1,973)	$5,159
Depreciation and amortization	6,914	7,426
Interest expense	6,661	7,125
Income tax (benefit) expense	(1,061)	2,544
EBITDA	$10,541	$22,254
% of net revenues	6.1%	12.4%

EBITDA decreased in the three months ended April 4, 2015 compared to the three months ended March 29, 2014, primarily due to decreases in net income, depreciation and amortization expense, and interest expense, partially offset by lower income tax expense.

Results of Operations
First Quarter of 2015 Compared to First Quarter of 2014
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Three Months Ended
	April 4, 2015	% of Net Revenues	March 29, 2014	% of Net Revenues
			As Restated	As Restated
Net Revenues	$172,920	100.0%	$179,753	100.0%
Cost of Sales	146,159	84.5%	143,838	80.0%
Gross Profit	26,761	15.5%	35,915	20.0%
Selling, General and Administrative Expenses	23,134	13.4%	21,087	11.7%
Operating Income	3,627	2.1%	14,828	8.2%
Interest Expense	(6,661)	(3.9)%	(7,125)	(4.0)%
(Loss) Income Before Taxes	(3,034)	(1.8)%	7,703	4.3%
Income Tax (Benefit) Expense	(1,061)	nm	2,544	nm
Net (Loss) Income	$(1,973)	(1.1)%	$5,159	2.9%

Effective Tax (Benefit) Rate	(35.0)%	nm	33.0%	nm
Diluted (Loss) Earnings Per Share	$(0.18)	nm	$0.46	nm
nm = not meaningful
Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the first fiscal three months of 2015 and 2014, respectively, were as follows:

	Three Months Ended
		(In thousands)		% of Net Revenues
	Change	April 4 2015	March 29, 2014	April 4 2015	March 29, 2014
Consolidated Ducommun
Military and space
Defense technologies	$(5,728)	$51,523	$57,251	30%	32%
Defense structures	(14,711)	19,485	34,196	11%	19%
Commercial aerospace	11,129	67,570	56,441	39%	31%
Natural resources	541	11,316	10,775	7%	6%
Industrial	3,980	13,090	9,110	8%	5%
Medical and other	(2,044)	9,936	11,980	6%	7%
Total	$(6,833)	$172,920	$179,753	100%	100%

DAS
Military and space (defense structures)	$(14,711)	$19,485	$34,196	27%	42%
Commercial aerospace	5,115	52,573	47,458	73%	58%
Total	$(9,596)	$72,058	$81,654	100%	100%

DLT
Military and space (defense technologies)	$(5,728)	$51,523	$57,251	51%	59%
Commercial aerospace	6,014	14,997	8,983	15%	9%
Natural resources	541	11,316	10,775	11%	11%
Industrial	3,980	13,090	9,110	13%	9%
Medical and other	(2,044)	9,936	11,980	10%	12%
Total	$2,763	$100,862	$98,099	100%	100%
Net revenues for the three months ended April 4, 2015 were approximately $172.9 million, compared to approximately $179.8 million for the three months ended March 29, 2014. The net revenues decrease year-over-year primarily reflects an approximate 22% decrease in revenue in the military and space end-use markets, partially offset by an approximate 20% increase in revenue in the commercial aerospace end-use markets and an approximate 8% increase in revenue in the non-aerospace and defense end-use markets.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Boeing Company	15%	21%
Raytheon Company	7%	8%
Total top ten customers	53%	58%

The Boeing Company (“Boeing”) and Raytheon Company (“Raytheon”) represented the following percentages of total accounts receivable:

	April 4, 2015	December 31, 2014
Boeing	13%	16%
Raytheon	7%	7%
The net revenues and accounts receivable from Boeing and Raytheon are diversified over a number of commercial, military and space programs and were made by both operating segments.
Gross Profit
Gross profit margin decreased year-over-year in the three months ended April 4, 2015 compared to the three months ended March 29, 2014 primarily due to an unfavorable product mix, lower revenues, and loss of efficiencies resulting from lower manufacturing volume.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses increased year-over-year in the three months ended April 4, 2015 compared to the three months ended March 29, 2014 primarily due to higher accrued compensation and benefit costs and higher professional service fees.
Interest Expense
Interest expense decreased year over year in the three months ended April 4, 2015 compared to the three months ended March 29, 2014 primarily due to lower outstanding debt balances as a result of voluntary principal prepayments of our term loan each quarter during 2014 as well as the first quarter of 2015 as we continue to de-lever our balance sheet.
Income Tax (Benefit) Expense
We recorded an income tax benefit of approximately $1.1 million (effective tax benefit rate of 35%) for the three months ended April 4, 2015 compared to an income tax expense of approximately $2.5 million (effective tax rate of 33%) for the three months ended March 29, 2014. The effective tax benefit rate for the three months ended April 4, 2015 includes a benefit for the Qualified Domestic Production Activities Deduction that was partially offset by permanent tax difference items and state taxes. The effective tax rate for the three months ended March 29, 2014 included a benefit for the Qualified Domestic Production Activities Deduction.
Net (Loss) Income and (Loss) Earnings per Diluted Share
Net (loss) income and (loss) earnings per diluted share for the three months ended April 4, 2015 were approximately $(2.0) million, or $(0.18) per share, compared to approximately $5.2 million, or $0.46 per diluted share, for the three months ended March 29, 2014. Net loss for the three months ended April 4, 2015 compared to net income for the three months ended March 29, 2014 was primarily due to an unfavorable product mix, lower revenues, loss of efficiencies resulting from lower manufacturing volume, higher accrued compensation and benefit costs, and higher professional service fees, partially offset by lower income tax expense and lower interest expense.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: DAS and DLT. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three months ended April 4, 2015 and March 29, 2014:

	Three Months Ended
	%	(In thousands)		% of Net Revenues
	Change	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
			As Restated		As Restated
Net Revenues
DAS	(11.8)%	$72,058	$81,654	41.7%	45.4%
DLT	2.8%	100,862	98,099	58.3%	54.6%
Total Net Revenues	(3.8)%	$172,920	$179,753	100.0%	100.0%
Segment Operating Income
DAS		$2,138	$11,092	3.0%	13.6%
DLT		6,285	7,044	6.2%	7.2%
		8,423	18,136
Corporate General and Administrative Expenses (1)		(4,796)	(3,308)	(2.8)%	(1.8)%
Total Operating Income		$3,627	$14,828	2.1%	8.2%
EBITDA
DAS
Operating Income		$2,138	$11,092
Depreciation and Amortization		2,513	2,416
		4,651	13,508	6.5%	16.5%
DLT
Operating Income		6,285	7,044
Depreciation and Amortization		4,359	5,008
		10,644	12,052	10.6%	12.3%
Corporate General and Administrative Expenses (1)
Operating Loss		(4,796)	(3,308)
Depreciation and Amortization		42	2
		(4,754)	(3,306)
EBITDA		$10,541	$22,254	6.1%	12.4%

(1)	Includes costs not allocated to either the DLT or DAS operating segments.
Ducommun AeroStructures
DAS’s net revenues in the three months ended April 4, 2015 compared to the three months ended March 29, 2014 decreased approximately 12% primarily due to an approximate 43% decrease in military and space revenue that was partially offset by approximate 11% increase in commercial aerospace revenue.
The DAS segment operating income decreased in the three month period ending April 4, 2015 primarily due to an unfavorable product mix, lower revenues, and loss of efficiencies resulting from lower manufacturing volume. EBITDA was approximately $4.7 million for the current quarter, or 7% of revenue, compared to approximately $13.5 million, or 17% of revenue, for the comparable quarter in the prior year.
Ducommun LaBarge Technologies
DLT’s net revenues in the three months ended April 4, 2015 compared to the three months ended March 29, 2014 increased approximately 3% primarily due to an approximate 67% increase in commercial aerospace revenue and an approximate 8% increase in non-A&D revenue, partially offset by an approximate 10% decrease in military and space revenue.

DLT’s segment operating income decreased in the three month period ending April 4, 2015 compared to the three months ended March 29, 2014 primarily due to an unfavorable product mix that was partially offset by higher revenues.
Corporate General and Administrative (“CG&A”)
CG&A expenses increased approximately $1.5 million in the three months ending April 4, 2015 compared to the three months ended March 29, 2014 primarily due to higher accrued compensation and benefit costs and higher professional service fees.
Backlog
Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in non-aerospace and defense markets tends to be of a shorter duration and is generally fulfilled within a 3-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. Approximately $431 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of April 4, 2015 and December 31, 2014:

	(In thousands)
	Change	April 4, 2015	December 31, 2014
Consolidated Ducommun
Military and space
Defense technologies	$(6,174)	$178,843	$185,017
Defense structures	(4,504)	70,285	74,789
Commercial aerospace	(9,299)	223,085	232,384
Natural resources	(6,952)	15,560	22,512
Industrial	2,526	26,857	24,331
Medical and other	3,401	23,648	20,247
Total	$(21,002)	$538,278	$559,280
DAS
Military and space (defense structures)	$(4,504)	$70,285	$74,789
Commercial aerospace	(10,337)	189,070	199,407
Total	$(14,841)	$259,355	$274,196
DLT
Military and space (defense technologies)	$(6,174)	$178,843	$185,017
Commercial aerospace	1,038	34,015	32,977
Natural resources	(6,952)	15,560	22,512
Industrial	2,526	26,857	24,331
Medical and other	3,401	23,648	20,247
Total	$(6,161)	$278,923	$285,084

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions)
	April 4,	December 31,
	2015	2014
Total debt, including long-term portion	$280.0	$290.1
Weighted-average interest rate on debt	8.32%	8.20%
Term Loan interest rate	4.75%	4.75%
Cash and cash equivalents	$32.7	$45.6
Unused Revolving Credit Facility	$58.5	$58.5

We made voluntary principal prepayment of approximately $10.0 million during the three months ended April 4, 2015, on our term loan. We expect to refinance our debt during mid-2015, market conditions permitting, and after the refinancing, continue to pay down approximately $10.0 million per quarter.
The Revolving Credit Facility and Term Loan covenants require EBITDA of more than $50.0 million and a maximum leverage ratio under certain circumstances, as well as annual limitations on capital expenditures and limitations on future disposition of property, investments, acquisitions, repurchase of stock, dividends, and outside indebtedness.
The failure to file our 2014 Annual Report on Form 10-K by March 31, 2015 resulted in defaults, but not an event of default, under our senior secured term loan and senior secured revolving credit facility (together, the “Credit Facilities”) and our senior unsecured notes (the “Notes”). The defaults on our Credit Facilities and our Notes were deemed cured with the filing of our Annual Report on Form 10-K on April 9, 2015. Thus, as of April 4, 2015, we were not compliance with all covenants required by our amended credit agreement. However, as of April 4, 2015, there were no amounts outstanding that would have triggered the leverage covenant under the Amended Credit Agreement.
We expect to spend a total of approximately $15.0 million for capital expenditures in 2015 financed by cash generated from operations, principally to support new contract awards at DAS and DLT. As part of our strategic plan to become a Tier 2 supplier, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
We continue to depend on operating cash flow and the availability of our Revolving Credit Facility to provide short-term liquidity. Cash generated from operations and bank borrowing capacity is expected to provide sufficient liquidity to meet our obligations during the next twelve months.

Cash Flow Summary
Net cash provided by operating activities for the three months ended April 4, 2015 increased to approximately $3.5 million, compared to net cash used of approximately $9.8 million in the three months ended March 29, 2014. The higher net cash generated during the first three months of 2015 was primarily due to improved working capital management that was partially offset by lower net income.
Net cash used in investing activities of approximately $5.6 million for the three months ended April 4, 2015 were primarily due to capital expenditures, principally to support new contract awards at DAS and DLT. The increase in net cash used compared to the prior year was primarily due to timing of capital expenditures.
Net cash used in financing activities for the three months ended April 4, 2015 of approximately $10.8 million were primarily due to voluntary principal prepayments on our term loan.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating leases and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended April 4, 2015.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At April 4, 2015, we had borrowings of approximately $80.0 million under our Term Loan which bears interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three-, or six-month interest period chosen by us, plus an applicable margin percentage. This LIBOR rate has a floor of 1.00%, and a margin of 3.75%. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 4, 2015. The Company had previously reported material weaknesses in internal control over financial reporting related to (i) a long-term contract (“Contract”) following the discovery of misconduct by employees in the recording of direct labor costs to the Contract from 2009 through the third quarter 2014 which resulted in the identification of a forward loss provision that should have been recorded in 2009 and the impact on subsequent periods of adjustments to the forward loss provision based on information available at the time (“Forward Loss Adjustments”); and (ii) the year end reconciliation of income taxes payable and deferred tax balances identified errors primarily in 2013, 2012, and 2011 (“Tax Adjustments”), which were described in Item 9A in the Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. As a result of the material weaknesses in the Company’s internal control over financial reporting, which were not remediated as of April 4, 2015, the CEO and CFO concluded the Company’s disclosure controls and procedures were not effective as of April 4, 2015.
Remediation of Material Weaknesses
We continue to implement remediation steps to address the material weaknesses described above and to improve our internal control over (i) the recording of direct labor costs to the Contract which resulted in the identification of a forward loss provision that should have been recorded and the impact on subsequent periods of adjustments to the forward loss provision based on information available at the time, and (ii) reconciliation of income taxes payable and deferred tax balances.
Actions taken:

•	We have completed the implementation of additional on-going oversight, training and communication programs to reinforce our ethical standards and code of conduct across the Company.

•	Enhanced the availability of our hotline by more clearly defining its purpose.

•
We have redesigned our internal controls over the accounting for contract loss reserves, including an on-going review of the related labor distributions to estimate the anticipated costs used in the forward loss reserve analysis.

•	We have engaged third party tax advisors to assist with our methodology of estimating and reconciling tax entries.
Actions to be taken or in process:

•	We plan to augment our tax department with additional resources and professionals.

•	We plan to implement new controls and improve existing controls over income tax accounts, including controls over the reconciliation of current and deferred tax asset and liability accounts.
We have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weaknesses, we may determine to take additional measures to address the control deficiencies. We expect to complete the planned remedial actions during 2015, however, we cannot make any assurances that such actions will be completed during 2015. Until the remediation steps set forth above are fully implemented and concluded to be operating effectively (including the efforts to implement the necessary control activities we identified), the material weaknesses described above will continue to exist.
Changes in Internal Control over Financial Reporting
Except as otherwise discussed above under “Remediation of Material Weaknesses,” there were no other changes in our internal control over financial reporting during the three months ended April 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our risk factors. There have been no material changes in the three months ended April 4, 2015 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

*10.10	Form of Performance Stock Unit Agreement for 2012 and 2013. Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 29, 2012.

*10.11	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 8, 2007.

*10.12	Form of Directors’ Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.

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

Date: May 12, 2015	By:	/s/ Anthony J. Reardon
Anthony J. Reardon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2015	By:	/s/ Joseph P. Bellino
Joseph P. Bellino
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 12, 2015	By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)