Form 10-Q
period 2015-07-04
DUCOMMUN INC /DE/
filed 2015-08-05
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2015, the registrant had 11,082,600 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	July 4, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$26,842	$45,627
Accounts receivable, net of allowance for doubtful accounts of $223 and $252 at July 4, 2015 and December 31, 2014, respectively	91,194	91,060
Inventories	138,014	142,842
Production cost of contracts	9,772	11,727
Deferred income taxes	12,371	13,783
Other current assets	16,835	23,702
Total Current Assets	295,028	328,741
Property and equipment, net of accumulated depreciation of $133,679 and $128,457 at July 4, 2015 and December 31, 2014, respectively	99,347	99,068
Goodwill	157,569	157,569
Intangibles, net	150,088	155,104
Other assets	7,938	7,117
Total Assets	$709,970	$747,599
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$27	$26
Accounts payable	55,313	58,979
Accrued liabilities	41,901	52,066
Total Current Liabilities	97,241	111,071
Long-term debt, less current portion	265,012	290,026
Deferred income taxes	69,613	69,448
Other long-term liabilities	19,583	20,484
Total Liabilities	451,449	491,029
Commitments and contingencies (Notes 9, 11)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,082,460 and 10,952,268 issued at July 4, 2015 and December 31, 2014, respectively	111	110
Additional paid-in capital	74,069	72,206
Retained earnings	190,714	190,905
Accumulated other comprehensive loss	(6,373)	(6,651)
Total Shareholders’ Equity	258,521	256,570
Total Liabilities and Shareholders’ Equity	$709,970	$747,599
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
		As Restated		As Restated
Net Revenues	$174,845	$186,516	$347,765	$366,269
Cost of Sales	143,638	148,838	289,797	292,676
Gross Profit	31,207	37,678	57,968	73,593
Selling, General and Administrative Expenses	20,368	20,868	43,502	41,955
Operating Income	10,839	16,810	14,466	31,638
Interest Expense	(6,446)	(6,994)	(13,107)	(14,119)
Loss on Extinguishment of Debt	(2,842)	—	(2,842)	—
Other Income	1,510	—	1,510	—
Income Before Taxes	3,061	9,816	27	17,519
Income Tax Expense	1,279	3,197	218	5,741
Net Income (Loss)	$1,782	$6,619	$(191)	$11,778
Earnings (Loss) Per Share
Basic earnings (loss) per share	$0.16	$0.61	$(0.02)	$1.08
Diluted earnings (loss) per share	$0.16	$0.60	$(0.02)	$1.06
Weighted-Average Number of Common Shares Outstanding
Basic	11,062	10,871	11,012	10,864
Diluted	11,276	11,045	11,012	11,122
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
		As Restated		As Restated
Net Income (Loss)	$1,782	$6,619	$(191)	$11,778
Other Comprehensive Loss
Amortization of actuarial losses and prior service costs, net of tax benefit of approximately $68 and $48 for the three months ended July 4, 2015 and June 28, 2014, respectively, and approximately $165 and $84 for the six months ended July 4, 2015 and June 28, 2014, respectively	(153)	(57)	(278)	(126)
Other Comprehensive Loss	(153)	(57)	(278)	(126)
Comprehensive Income	$1,935	$6,676	$87	$11,904
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	July 4, 2015	June 28, 2014
		As Restated
Cash Flows from Operating Activities
Net (Loss) Income	$(191)	$11,778
Adjustments to Reconcile Net (Loss) Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	13,428	15,125
Stock-based compensation expense	2,461	1,288
Deferred income taxes	1,577	998
Excess tax benefits from stock-based compensation	(509)	(61)
Recovery of doubtful accounts	(28)	(235)
Noncash loss on extinguishment of debt	2,842	—
Other	(1,663)	31
Changes in Assets and Liabilities:
Accounts receivable	(106)	(13,066)
Inventories	4,828	(1,694)
Production cost of contracts	1,348	(1,734)
Other assets	7,942	6,563
Accounts payable	(4,078)	(4,363)
Accrued and other liabilities	(10,295)	835
Net Cash Provided by Operating Activities	17,556	15,465
Cash Flows from Investing Activities
Purchases of property and equipment	(7,782)	(5,997)
Proceeds from sale of assets	279	51
Insurance recoveries related to property and equipment	1,510	—
Net Cash Used in Investing Activities	(5,993)	(5,946)
Cash Flows from Financing Activities
Proceeds from senior secured revolving credit facility	65,000	—
Repayment of term loan and other debt	(90,013)	(15,012)
Debt issuance costs	(4,738)	—
Excess tax benefits from stock-based compensation	509	61
Net proceeds from issuance of common stock under stock plans	(1,106)	369
Net Cash Used in Financing Activities	(30,348)	(14,582)
Net Decrease in Cash and Cash Equivalents	(18,785)	(5,063)
Cash and Cash Equivalents at Beginning of Period	45,627	48,814
Cash and Cash Equivalents at End of Period	$26,842	$43,751
Supplemental Disclosures of Cash Flow Information
Interest paid	$12,400	$1,440
Taxes paid	$150	$3,249
Non-cash activities:
Purchases of property and equipment not paid	$1,871	$722
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended July 4, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
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
Restatement of Previously Issued Consolidated Financial Statements
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we have restated our consolidated financial statements as of December 31, 2013, and for the years ended December 31, 2013 and 2012 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2014 and for each of the quarters in the year ended December 31, 2013, to correct errors in prior periods primarily related to (i) a long-term contract following the discovery of misconduct by employees in the recording of direct labor costs to the contract from 2009 through the third quarter 2014 which resulted in the identification of a forward loss provision that should have been recorded in 2009 and the impact on subsequent periods of adjustments to the forward loss provision based on information available at the time; and (ii) the year end reconciliation of income taxes payable and deferred tax balances identified errors primarily in 2013, 2012, and 2011. In addition, the restated amounts include previously identified and disclosed immaterial adjustments. We have reflected our restated unaudited quarterly condensed consolidated financial information as of and for the three and six months ended June 28, 2014 herein. See Note 2 for additional information.
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

Earnings (Loss) Per Share
Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding in each period. Diluted earnings per share are computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted-average number of common shares outstanding, plus any potential dilutive shares that could be issued if exercised or converted into common stock in each period.
The net earnings (loss), weighted-average number of common shares outstanding used to compute earnings (loss) per share were as follows:

	(In thousands, except per share data) Three Months Ended		(In thousands, except per share data) Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
		As Restated		As Restated
Net earnings (loss)	$1,782	$6,619	$(191)	$11,778
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,062	10,871	11,012	10,864
Dilutive potential common shares	214	174	—	258
Diluted weighted-average common shares outstanding	11,276	11,045	11,012	11,122
Earnings (loss) per share
Basic	$0.16	$0.61	$(0.02)	$1.08
Diluted	$0.16	$0.60	$(0.02)	$1.06
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Stock options and stock units	182	248	911	177
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
Recent Accounting Pronouncements

Recently Issued Accounting Standards

In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”), which covers a wide range of Topics in the Codification. The amendments in ASU 2015-10 represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The amendments in this new guidance that require transition guidance are effective for annual and interim periods within those annual periods, beginning after December 15, 2015, which was our interim period beginning January 1, 2016. All other amendments are effective upon issuance of ASU 2015-10. Early adoption is permitted. We do not anticipate this standard will have a significant impact on our condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of those costs is reported as interest expense. The new guidance is effective for annual and interim periods within those annual periods, beginning after December 15, 2015, which will be our interim period beginning January 1, 2016. Early adoption is permitted. We had approximately $6.9 million of debt issuance costs and approximately $265.0 million of total debt as of July 4, 2015, and thus, we do not believe that adoption of this new guidance will have a significant impact on our condensed consolidated financial statements.

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
This Quarterly Report on Form 10-Q for the quarter ended July 4, 2015 includes the impact of the restatement on the comparative unaudited quarterly financial information for the quarter ended June 28, 2014. In addition, our future Quarterly Reports on Form 10-Q for subsequent quarterly periods during 2015 will reflect the impact of the restatement in the 2014 comparative prior quarter and year-to-date periods. Certain reclassifications have been made to prior period amounts to conform to the current year’s presentation.
The account balances labeled “As Reported” in the following tables for the quarter ended June 28, 2014 represent the previously reported unaudited balances in our Quarterly Report on Form 10-Q for the quarter ended June 28, 2014. The effects of these prior period errors on our unaudited condensed consolidated financial statements are as follows (in thousands, except per share data):

	June 28, 2014
Unaudited Condensed Consolidated Balance Sheet:	As Reported	Adjustments	As Restated
Assets
Current Assets
Cash and cash equivalents	$43,751	$—	$43,751
Accounts receivable (less allowance for doubtful accounts of $254 at June 28, 2014)	105,209	—	105,209
Inventories	142,201	—	142,201
Production cost of contracts	11,023	—	11,023
Deferred income taxes	11,513	1,416	12,929
Other current assets	20,602	998	21,600
Total Current Assets	334,299	2,414	336,713
Property and Equipment, Net	94,070	—	94,070
Goodwill	161,940	(4,371)	157,569
Intangibles, Net	160,285	—	160,285
Other Assets	8,660	—	8,660
Total Assets	$759,254	$(1,957)	$757,297
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$26	$—	$26
Accounts payable	53,749	—	53,749
Accrued liabilities	47,973	3,589	51,562
Total Current Liabilities	101,748	3,589	105,337
Long-Term Debt, Less Current Portion	317,664	—	317,664
Deferred Income Taxes	69,747	(500)	69,247
Other Long-Term Liabilities	17,456	(300)	17,156
Total Liabilities	506,615	2,789	509,404
Commitments and Contingencies
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 10,892,133 shares issued at June 28, 2014	109	—	109
Additional paid-in capital	70,337	(1,633)	68,704
Retained earnings	185,929	(3,113)	182,816
Accumulated other comprehensive loss	(3,736)	—	(3,736)
Total Shareholders’ Equity	252,639	(4,746)	247,893
Total Liabilities and Shareholders’ Equity	$759,254	$(1,957)	$757,297

	Three Months Ended June 28, 2014			Six Months Ended June 28, 2014
Unaudited Condensed Consolidated Statement of Income:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net Revenues	$186,516	$—	$186,516	$366,269	$—	$366,269
Cost of Sales	149,073	(235)	148,838	293,756	(1,080)	292,676
Gross Profit	37,443	235	37,678	72,513	1,080	73,593
Selling, General and Administrative Expenses	20,868	—	20,868	41,955	—	41,955
Operating Income	16,575	235	16,810	30,558	1,080	31,638
Interest Expense	(6,994)	—	(6,994)	(14,119)	—	(14,119)
Income Before Taxes	9,581	235	9,816	16,439	1,080	17,519
Income Tax Expense	3,109	88	3,197	5,338	403	5,741
Net Income	$6,472	$147	$6,619	$11,101	$677	$11,778
Earnings Per Share
Basic earnings per share	$0.60	$0.01	$0.61	$1.02	$0.06	$1.08
Diluted earnings per share	$0.59	$0.01	$0.60	$1.00	$0.06	$1.06
Weighted-Average Number of Shares Outstanding
Basic	10,871	—	10,871	10,864	—	10,864
Diluted	11,045	—	11,045	11,122	—	11,122

	Three Months Ended June 28, 2014			Six Months Ended June 28, 2014
Unaudited Condensed Consolidated Statement of Comprehensive Income:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net Income	$6,472	$147	$6,619	$11,101	$677	$11,778
Pension Adjustments
Amortization of actuarial loss and prior service costs, net of tax benefit of approximately $48 and $84 for the three months and six months ended June 28, 2014	(57)	—	(57)	(126)	—	(126)
Other Comprehensive Loss	(57)	—	(57)	(126)	—	(126)
Comprehensive Income	$6,529	$147	$6,676	$11,227	$677	$11,904

	Six Months Ended June 28, 2014
Unaudited Condensed Consolidated Cash Flow Statement:	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net Income	$11,101	$677	$11,778
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	15,125	—	15,125
Stock-based compensation expense	1,288	—	1,288
Deferred income taxes	595	403	998
Excess tax benefits from stock-based compensation	(61)	—	(61)
Recovery of doubtful accounts	(235)	—	(235)
Other	1,111	(1,080)	31
Changes in Assets and Liabilities:
Accounts receivable	(13,066)	—	(13,066)
Inventories	(1,694)	—	(1,694)
Production cost of contracts	(1,734)	—	(1,734)
Other assets	6,563	—	6,563
Accounts payable	(4,363)	—	(4,363)
Accrued and other liabilities	835	—	835
Net Cash Provided by Operating Activities	15,465	—	15,465
Cash Flows from Investing Activities
Purchases of property and equipment	(5,997)	—	(5,997)
Proceeds from sales of assets	51	—	51
Net Cash Used in Investing Activities	(5,946)	—	(5,946)
Cash Flows from Financing Activities
Repayment of term loan and other debt	(15,012)	—	(15,012)
Excess tax benefits from stock-based compensation	61	—	61
Net proceeds from issuance of common stock under stock plans	369	—	369
Net Cash Used in Financing Activities	(14,582)	—	(14,582)
Net Decrease in Cash and Cash Equivalents	(5,063)	—	(5,063)
Cash and Cash Equivalents at Beginning of Year	48,814	—	48,814
Cash and Cash Equivalents at End of Year	$43,751	$—	$43,751

Note 3. Inventories
Inventories consisted of the following:

	(In thousands)
	July 4, 2015	December 31, 2014
Raw materials and supplies	$73,309	$77,033
Work in process	58,992	61,458
Finished goods	10,568	14,116
	142,869	152,607
Less progress payments	4,855	9,765
Total	$138,014	$142,842

 We net advances from customers related to inventory purchases against inventories in the consolidated balance sheets.

Note 4. Goodwill
The carrying amounts of goodwill, by operating segment, were as follows:

	(In thousands)
	Ducommun AeroStructures	Ducommun LaBarge Technologies	Consolidated Ducommun
Gross goodwill	$57,243	$182,048	$239,291
Accumulated goodwill impairment	—	(81,722)	(81,722)
Balance at December 31, 2014	$57,243	$100,326	$157,569
Balance at July 4, 2015	$57,243	$100,326	$157,569

Note 5. Accrued Liabilities
The components of accrued liabilities were as follows:

	(In thousands)
	July 4, 2015	December 31, 2014
Accrued compensation	$17,307	$25,352
Accrued income and sales tax	1,306	1,580
Customer deposits	1,015	1,139
Interest payable	9,032	9,439
Provision for forward loss reserves	4,762	4,734
Other	8,479	9,822
Total	$41,901	$52,066

Note 6. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	July 4, 2015	December 31, 2014
Senior unsecured notes (fixed 9.75%)	$200,000	$200,000
Senior secured term loan (floating 4.75%)	—	90,000
New revolving credit facility	65,000	—
Other debt (fixed 5.41%)	39	52
Total debt	265,039	290,052
Less current portion	27	26
Total long-term debt	$265,012	$290,026
Weighted-average interest rate	8.02%	8.20%

The failure to file our 2014 Annual Report on Form 10-K by March 31, 2015 resulted in defaults, but not an event of default, under our senior secured term loan and senior secured revolving credit facility (together, the “Existing Credit Facilities”) and our senior unsecured notes (“Existing Notes”). The defaults on our Existing Credit Facilities and our Existing Notes were deemed cured with the filing of our Annual Report on Form 10-K on April 9, 2015.
The carrying amount of our long-term debt approximated fair value, except for the Existing Notes for which the fair value was approximately $210.0 million. Fair value was estimated using Level 2 inputs, based on the terms of the related debt, recent transactions and estimates using interest rates currently available to us for debt with similar terms and remaining maturities.
In June 2015, we completed a new credit facility to replace the Existing Credit Facilities. The new credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“New Term Loan”), and a $200.0 million senior secured revolving credit facility (“New Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “New Credit Facilities”). The New Credit Facilities bear interest, at our option, at a rate equal to either (i) the Eurodollar Rate

(defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio. The undrawn portions of the commitments of the New Credit Facilities are subject to a commitment fee ranging from 0.175% to 0.300%, based upon the consolidated total net adjusted leverage ratio.
Further, we are required to make mandatory prepayments of amounts outstanding under the New Term Loan. The mandatory prepayments will be made quarterly, equal to 5.0% per year of the original aggregate principal amount during the first two years and increase to 7.5% per year during the third year, and increase to 10.0% per year during the fourth year and fifth years, with the remaining balance payable on June 26, 2020. The loans under the New Revolving Credit Facility are due on June 26, 2020. As of July 4, 2015, we were in compliance with all covenants required under the New Credit Facilities.
We have been making voluntary principal prepayments on a quarterly basis on our senior secured term loan and in conjunction with the closing of the New Credit Facilities, we drew down approximately $65.0 million on the New Revolving Credit Facility and used those proceeds along with current cash on hand to extinguish the existing senior secured term loan of approximately $80.0 million. We expensed the unamortized debt issuance costs related to the existing senior secured term loan of approximately $2.8 million as part of extinguishing the existing senior secured term loan. We also incurred approximately $4.7 million of debt issuance costs related to the New Credit Facilities and those costs are capitalized and will be amortized over the five year life of the New Credit Facilities.
As of July 4, 2015, we had approximately $132.3 million of unused borrowing capacity under the New Revolving Credit Facility, after deducting approximately $2.7 million for standby letters of credit.
In addition, on June 29, 2015, we initiated a call notice to retire all of the $200.0 million Existing Notes on July 27, 2015. Subsequent to the quarter ended July 4, 2015, we drew down on the New Term Loan and along with paying the call premium of approximately $9.75 million, extinguished the Existing Notes on July 27, 2015. We will expense the call premium of approximately $9.75 million and debt issuance costs related to the Existing Notes of approximately $2.1 million upon extinguishing the Existing Notes.
The Existing Notes were issued by us (“Parent Company”) and guaranteed by all of our subsidiaries, other than one subsidiary (“Subsidiary Guarantors”) that was considered minor. The New Credit Facilities are also guaranteed by the Subsidiary Guarantors. The Parent Company has no independent assets or operations and the Subsidiary Guarantors jointly and severally guarantee, on a senior unsecured basis, the Existing Notes and New Credit Facilities. Therefore, no condensed consolidating financial information for the Parent Company and its subsidiaries are presented.

Note 7. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At July 4, 2015 and December 31, 2014, no preferred shares were issued or outstanding.

Note 8. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$197	$173	$393	$346
Interest cost	337	319	675	638
Expected return on plan assets	(373)	(351)	(747)	(701)
Amortization of actuarial losses	221	105	443	210
Net periodic pension cost	$382	$246	$764	$493
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three months ended July 4, 2015 were as follows:

	(In thousands)
	Three Months Ended	Six Months Ended
	July 4, 2015	July 4, 2015
Amortization of actuarial losses - total before tax (1)	$(221)	$(443)
Tax benefit	68	165
Net of tax	$(153)	$(278)

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

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

Note 10. Income Taxes
We recorded an income tax expense of approximately $1.3 million (effective tax rate of 42%) for the three months ended July 4, 2015 compared to an income tax expense of approximately $3.2 million (effective tax rate of 33%) for the three months ended June 28, 2014. The effective tax rate for the three months ended July 4, 2015 includes a benefit for the Qualified Domestic Production Activities Deduction that was partially offset by permanent tax difference items, state taxes, and certain discrete items. The effective tax rate for the three months ended June 28, 2014 included a benefit for the Qualified Domestic Production Activities Deduction that was partially offset by permanent tax difference items and state taxes.
We recorded an income tax expense of approximately $0.2 million (effective tax rate of 807%) for the six months ended July 4, 2015 compared to an income tax expense of approximately $5.7 million (effective tax rate of 33%) for the six months ended June 28, 2014. The effective tax rate for the six months ended July 4, 2015 includes a benefit for the Qualified Domestic Production Activities Deduction that was partially offset by permanent tax difference items, state taxes, and certain discrete items. The effective tax rate for the six months ended June 28, 2014 included a benefit for the Qualified Domestic Production Activities Deduction that was partially offset by permanent tax difference items and state taxes.
Our unrecognized tax benefits were approximately $2.9 million and $2.8 million as of July 4, 2015 and December 31, 2014, respectively. Approximately $1.9 million, if recognized, would affect the annual income tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.

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
DAS has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established a reserve for its estimated liability for such investigation and corrective action of approximately $1.5 million at July 4, 2015, which is reflected in other long-term liabilities on its consolidated balance sheet.
DAS also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between approximately $0.4 million and $3.1 million. Ducommun has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $0.4 million at July 4, 2015, which is reflected in other long-term liabilities on its consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
		As Restated		As Restated
Net Revenues
DAS	$76,078	$78,616	$148,136	$160,270
DLT	98,767	107,900	199,629	205,999
Total Net Revenues	$174,845	$186,516	$347,765	$366,269
Segment Operating Income
DAS	$6,870	$10,068	$9,008	$21,159
DLT	7,692	10,757	13,977	17,801
	14,562	20,825	22,985	38,960
Corporate General and Administrative Expenses (1)	(3,723)	(4,015)	(8,519)	(7,322)
Operating Income	$10,839	$16,810	$14,466	$31,638
Depreciation and Amortization Expenses
DAS	$2,111	$3,554	$4,624	$5,970
DLT	4,361	4,043	8,720	9,051
Corporate Administration	42	102	84	104
Total Depreciation and Amortization Expenses	$6,514	$7,699	$13,428	$15,125
Capital Expenditures
DAS	$2,417	$1,435	$5,751	$2,720
DLT	948	2,078	2,438	2,975
Corporate Administration	2	14	6	24
Total Capital Expenditures	$3,367	$3,527	$8,195	$5,719

(1)	Includes costs not allocated to either the DLT or DAS operating segments.
Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. Our segment assets are as follows:

	(In thousands)
	July 4, 2015	December 31, 2014
Total Assets
DAS	$243,840	$245,925
DLT	412,489	427,719
Corporate Administration	53,641	73,955
Total Assets	$709,970	$747,599
Goodwill and Intangibles
DAS	$62,803	$63,497
DLT	244,854	249,176
Total Goodwill and Intangibles	$307,657	$312,673

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
Second quarter 2015 recap:

•	Second quarter revenue was approximately $174.8 million

•	Net income of approximately $1.8 million, or $0.16 per diluted share

•	EBITDA for the quarter was approximately $18.9 million

•	New $475.0 million credit facility completed and, on July 27, redeemed all $200.0 million of our senior unsecured notes
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) was approximately $18.9 million and $24.5 million for the three months ended July 4, 2015 and June 28, 2014, respectively. See “Non-GAAP Financial Measures” below for certain information regarding EBITDA, including reconciliation of EBITDA to net income.
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

Reconciliations of net income (loss) to EBITDA and the presentation of EBITDA as a percentage of net revenues were as follows:

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
		As Restated		As Restated
Net income (loss)	$1,782	$6,619	$(191)	$11,778
Depreciation and amortization	6,514	7,699	13,428	15,125
Interest expense	6,446	6,994	13,107	14,119
Loss on extinguishment of debt	2,842	—	2,842	—
Income tax expense	1,279	3,197	218	5,741
EBITDA	$18,863	$24,509	$29,404	$46,763
% of net revenues	10.8%	13.1%	8.5%	12.8%

EBITDA decreased in both the three and six months ended July 4, 2015 compared to the three and six months ended June 28, 2014, primarily due to lower net revenues, primarily in the military and space end-use markets, and lower income tax expense primarily due to lower pre-tax income, partially offset by the loss on extinguishment of debt as a result of writing off the unamortized debt issuance costs when the existing senior secured term loan was extinguished.

Results of Operations
Second Quarter of 2015 Compared to Second Quarter of 2014
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Three Months Ended				(in thousands, except per share data) Six Months Ended
	July 4, 2015	% of Net Revenues	June 28, 2014	% of Net Revenues	July 4, 2015	% of Net Revenues	June 28, 2014	% of Net Revenues
			As Restated	As Restated			As Restated	As Restated
Net Revenues	$174,845	100.0%	$186,516	100.0%	$347,765	100.0%	$366,269	100.0%
Cost of Sales	143,638	82.2%	148,838	79.8%	289,797	83.3%	292,676	79.9%
Gross Profit	31,207	17.8%	37,678	20.2%	57,968	16.7%	73,593	20.1%
Selling, General and Administrative Expenses	20,368	11.6%	20,868	11.2%	43,502	12.5%	41,955	11.5%
Operating Income	10,839	6.2%	16,810	9.0%	14,466	4.2%	31,638	8.6%
Interest Expense	(6,446)	(3.7)%	(6,994)	(3.7)%	(13,107)	(3.8)%	(14,119)	(3.8)%
Loss on Extinguishment of Debt	(2,842)	(1.6)%	—	—%	(2,842)	(0.8)%	—	—%
Other Income	1,510	0.9%	—	—%	1,510	0.4%	—	—%
Income Before Taxes	3,061	1.8%	9,816	5.3%	27	—%	17,519	4.8%
Income Tax Expense	1,279	nm	3,197	nm	218	nm	5,741	nm
Net Income (Loss)	$1,782	1.0%	$6,619	3.5%	$(191)	(0.1)%	$11,778	3.2%

Effective Tax Rate	41.8%	nm	32.6%	nm	807.4%	nm	32.8%	nm
Diluted Earnings (Loss) Per Share	$0.16	nm	$0.60	nm	$(0.02)	nm	$1.06	nm
nm = not meaningful
Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the first fiscal three and six months of 2015 and 2014, respectively, were as follows:

	Three Months Ended					Six Months Ended
		(In thousands)		% of Net Revenues			(In thousands)		% of Net Revenues
	Change	July 4 2015	June 28, 2014	July 4 2015	June 28, 2014	Change	July 4 2015	June 28, 2014	July 4 2015	June 28, 2014
Consolidated Ducommun
Military and space
Defense technologies	$(7,987)	$54,639	$62,626	32%	34%	$(13,822)	$106,162	$119,984	31%	32%
Defense structures	(7,755)	22,624	30,379	13%	16%	(22,513)	42,062	64,575	12%	18%
Commercial aerospace	5,547	64,537	58,990	37%	32%	14,469	130,926	116,457	38%	32%
Natural resources	(3,253)	7,538	10,791	4%	6%	(2,712)	18,854	21,566	5%	6%
Industrial	(1,738)	10,971	12,709	6%	7%	2,242	24,061	21,819	7%	6%
Medical and other	3,515	14,536	11,021	8%	5%	3,832	25,700	21,868	7%	6%
Total	$(11,671)	$174,845	$186,516	100%	100%	$(18,504)	$347,765	$366,269	100%	100%

DAS
Military and space (defense structures)	$(7,755)	$22,624	$30,379	30%	39%	$(22,513)	$42,062	$64,575	28%	40%
Commercial aerospace	5,217	53,454	48,237	70%	61%	10,379	106,074	95,695	72%	60%
Total	$(2,538)	$76,078	$78,616	100%	100%	$(12,134)	$148,136	$160,270	100%	100%

DLT
Military and space (defense technologies)	$(7,987)	$54,639	$62,626	55%	58%	$(13,822)	$106,162	$119,984	54%	58%
Commercial aerospace	330	11,083	10,753	11%	10%	4,090	24,852	20,762	12%	10%
Natural resources	(3,253)	7,538	10,791	8%	10%	(2,712)	18,854	21,566	9%	10%
Industrial	(1,738)	10,971	12,709	11%	12%	2,242	24,061	21,819	12%	11%
Medical and other	3,515	14,536	11,021	15%	10%	3,832	25,700	21,868	13%	11%
Total	$(9,133)	$98,767	$107,900	100%	100%	$(6,370)	$199,629	$205,999	100%	100%
Net revenues for the three months ended July 4, 2015 were approximately $174.8 million, compared to approximately $186.5 million for the three months ended June 28, 2014. The net revenues decrease year-over-year primarily reflects an approximate 17% decrease in revenue in the military and space end-use markets and an approximate 4% decrease in revenue in the non-aerospace and defense (“non-A&D”) end-use markets, partially offset by an approximate 9% increase in revenue in the commercial aerospace end-use markets.
Net revenues for the six months ended July 4, 2015 were approximately $347.8 million, compared to approximately $366.3 million for the six months ended June 28, 2014. The net revenues decrease year-over-year primarily reflects an approximate 20% decrease in revenue in the military and space end-use markets, partially offset by an approximate 12% increase in revenue in the commercial aerospace end-use markets and an approximate 5% increase in revenue in the non-A&D end-use markets.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Boeing Company	18%	20%	17%	20%
Raytheon Company	8%	9%	8%	9%
Total top ten customers	57%	58%	55%	59%

The Boeing Company (“Boeing”) and Raytheon Company (“Raytheon”) represented the following percentages of total accounts receivable:

	July 4, 2015	December 31, 2014
Boeing	12%	12%
Raytheon	9%	10%
The net revenues and accounts receivable from Boeing and Raytheon are diversified over a number of commercial, military and space programs and were made by both operating segments.
Gross Profit
Gross profit margin decreased year-over-year in the three months ended July 4, 2015 compared to the three months ended June 28, 2014 primarily due to lower revenues, loss of efficiencies resulting from lower manufacturing volume, unfavorable product mix, and higher forward loss reserves, partially offset by lower compensation and benefit costs.
Gross profit margin decreased year-over-year in the six months ended July 4, 2015 compared to the six months ended June 28, 2014 primarily due to unfavorable product mix, lower revenues, and loss of efficiencies resulting from lower manufacturing volume.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses decreased year-over-year in the three months ended July 4, 2015 compared to the three months ended June 28, 2014 primarily due to lower compensation and benefit costs.
SG&A expenses increased year-over-year in the six months ended July 4, 2015 compared to the six months ended June 28, 2014 primarily due to higher compensation and benefit costs and higher professional service fees.
Interest Expense
Interest expense decreased year over year in both the three and six months ended July 4, 2015 compared to the three and months ended June 28, 2014 primarily due to lower outstanding debt balances as a result of voluntary principal prepayments of our term loan each quarter during 2014 and the first quarter of 2015 as we continue to de-lever our balance sheet.
Loss on Extinguishment of Debt and Other Income
Loss on extinguishment of debt for both the three and six months ended July 4, 2015 was made up of the write off of the unamortized debt issuance costs associated with the existing senior secured term loan and existing senior secured revolving credit facility when the existing senior secured term loan was paid off in June 2015 and both were replaced with the New Credit Facilities (see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).
Other income for both the three and six months ended July 4, 2015 was made up of approximately $1.5 million of insurance recoveries related to property and equipment.
Income Tax (Benefit) Expense
We recorded an income tax expense of approximately $1.3 million (effective tax rate of 42%) for the three months ended July 4, 2015 compared to an income tax expense of approximately $3.2 million (effective tax rate of 33%) for the three months ended June 28, 2014. The effective tax rate for the three months ended July 4, 2015 includes a benefit for the Qualified Domestic Production Activities Deduction that was partially offset by permanent tax difference items, state taxes, and certain discrete items. The effective tax rate for the three months ended June 28, 2014 included a benefit for the Qualified Domestic Production Activities Deduction that was partially offset by permanent tax difference items and state taxes.
We recorded an income tax expense of approximately $0.2 million (effective tax rate of 807%) for the six months ended July 4, 2015 compared to an income tax expense of approximately $5.7 million (effective tax rate of 33%) for the six months ended June 28, 2014. The effective tax rate for the six months ended July 4, 2015 includes a benefit for the Qualified Domestic Production Activities Deduction that was partially offset by permanent tax difference items, state taxes, and certain discrete items. The effective tax rate for the six months ended June 28, 2014 included a benefit for the Qualified Domestic Production Activities Deduction, partially offset by permanent tax difference items and state taxes.
Net Income (Loss) and Earnings (Loss) per Diluted Share
Net income and earnings per diluted share for the three months ended July 4, 2015 were approximately $1.8 million, or $0.16 per share, compared to approximately $6.6 million, or $0.60 per diluted share, for the three months ended June 28, 2014. The decrease in net income for the three months ended July 4, 2015 compared to net income for the three months ended June 28, 2014 was primarily due to lower revenues, loss of efficiencies resulting from lower manufacturing volume, loss on extinguishment of debt, unfavorable product mix, and higher forward loss reserves, partially offset by lower income tax expense, lower compensation and benefit costs, insurance recoveries related to property and equipment, and lower interest expense.
Net (loss) income and (loss) earnings per diluted share for the six months ended July 4, 2015 were approximately $(0.2) million, or $(0.02) per share, compared to approximately $11.8 million, or $1.06 per diluted share, for the six months ended June 28, 2014. Net loss for the six months ended July 4, 2015 compared to net income for the six months ended June 28, 2014 was primarily due to unfavorable product mix, lower revenues, loss of efficiencies resulting from lower manufacturing volume, loss on extinguishment of debt, and higher professional service fees, partially offset by lower income tax expense, insurance recoveries related to property and equipment, and lower interest expense.
Business Segment Performance
We report our financial performance based upon the two reportable operating segments: DAS and DLT. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and six months ended July 4, 2015 and June 28, 2014:

	Three Months Ended					Six Months Ended
	%	(In thousands)		% of Net Revenues		%	(In thousands)		% of Net Revenues
	Change	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014	Change	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
			As Restated		As Restated			As Restated		As Restated
Net Revenues
DAS	(3.2)%	$76,078	$78,616	43.5%	42.1%	(7.6)%	$148,136	$160,270	42.6%	43.8%
DLT	(8.5)%	98,767	107,900	56.5%	57.9%	(3.1)%	199,629	205,999	57.4%	56.2%
Total Net Revenues	(6.3)%	$174,845	$186,516	100.0%	100.0%	(5.1)%	$347,765	$366,269	100.0%	100.0%
Segment Operating Income
DAS		$6,870	$10,068	9.0%	12.8%		$9,008	$21,159	6.1%	13.2%
DLT		7,692	10,757	7.8%	10.0%		13,977	17,801	7.0%	8.6%
		14,562	20,825				22,985	38,960
Corporate General and Administrative Expenses (1)		(3,723)	(4,015)	(2.1)%	(2.2)%		(8,519)	(7,322)	(2.4)%	(2.0)%
Total Operating Income		$10,839	$16,810	6.2%	9.0%		$14,466	$31,638	4.2%	8.6%
EBITDA
DAS
Operating Income		$6,870	$10,068				$9,008	$21,159
Other Income (2)		1,510	—				1,510	—
Depreciation and Amortization		2,111	3,554				4,624	5,970
		10,491	13,622	13.8%	17.3%		15,142	27,129	10.2%	16.9%
DLT
Operating Income		7,692	10,757				13,977	17,801
Depreciation and Amortization		4,361	4,043				8,720	9,051
		12,053	14,800	12.2%	13.7%		22,697	26,852	11.4%	13.0%
Corporate General and Administrative Expenses (1)
Operating Loss		(3,723)	(4,015)				(8,519)	(7,322)
Depreciation and Amortization		42	102				84	104
		(3,681)	(3,913)				(8,435)	(7,218)
EBITDA		$18,863	$24,509	10.8%	13.1%		$29,404	$46,763	8.5%	12.8%

(1)	Includes costs not allocated to either the DLT or DAS operating segments.

(2)	Insurance recoveries related to property and equipment included as other income.
Ducommun AeroStructures
DAS’s net revenues in the three months ended July 4, 2015 compared to the three months ended June 28, 2014 decreased approximately 3% primarily due to an approximate 26% decrease in military and space revenue that was partially offset by approximate 11% increase in commercial aerospace revenue. DAS’s net revenues in the six months ended July 4, 2015 compared to the six months ended June 28, 2014 decreased approximately 8% primarily due to an approximate 35% decrease in military and space revenue that was partially offset by approximate 11% increase in commercial aerospace revenue.
The DAS segment operating income decreased in the three month period ending July 4, 2015 primarily due to unfavorable product mix, higher forward loss reserves, loss of efficiencies resulting from lower manufacturing volume, and lower revenues, partially offset by lower compensation and benefit costs. The DAS segment operating income decreased in the six month period ending July 4, 2015 primarily due to unfavorable product mix, loss of efficiencies resulting from lower manufacturing volume, higher forward loss reserves, and lower revenues. EBITDA was approximately $10.5 million or 14% of revenue, and approximately $15.1 million or 10% of revenue, for the current three and six months of fiscal 2015, respectively, compared to approximately $13.6 million or 17% of revenue, and approximately $27.1 million or 17% of revenue, for the comparable three and six months in the prior year, respectively.
Ducommun LaBarge Technologies
DLT’s net revenues in the three months ended July 4, 2015 compared to the three months ended June 28, 2014 decreased approximately 8% primarily due to an approximate 13% decrease in military and space revenue and an approximate 4% decrease in non-A&D revenue. DLT’s net revenues in the six months ended July 4, 2015 compared to the six months ended June 28, 2014 decreased approximately 3% primarily due to an approximate 12% decrease in military and space revenue, partially offset by an approximate 20% increase in commercial aerospace revenue and an approximate 5% increase in non-A&D revenue.
DLT’s segment operating income decreased in the three month period ending July 4, 2015 compared to the three months ended June 28, 2014 primarily due to loss of efficiencies resulting from lower manufacturing volume and lower revenues. DLT’s segment operating income decreased in the six month period ending July 4, 2015 compared to the six months ended June 28, 2014 primarily due to loss of efficiencies resulting from lower manufacturing volume, lower revenues, higher forward loss reserves, and unfavorable product mix.
Corporate General and Administrative (“CG&A”)
CG&A expenses decreased approximately $0.3 million in the three months ending July 4, 2015 compared to the three months ended June 28, 2014 primarily due to lower compensation and benefit costs. CG&A expenses increased approximately $1.2 million in the six months ending July 4, 2015 compared to the six months ended June 28, 2014 primarily due to higher professional service fees and higher compensation and benefit costs.
Backlog
Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in non-aerospace and defense markets tends to be of a shorter duration and is generally fulfilled within a 3-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. Approximately $419 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of July 4, 2015 and December 31, 2014:

	(In thousands)
	Change	July 4, 2015	December 31, 2014
Consolidated Ducommun
Military and space
Defense technologies	$(3,460)	$181,557	$185,017
Defense structures	(1,840)	72,949	74,789
Commercial aerospace	(37,891)	194,493	232,384
Natural resources	(10,135)	12,377	22,512
Industrial	1,310	25,641	24,331
Medical and other	16,670	36,917	20,247
Total	$(35,346)	$523,934	$559,280
DAS
Military and space (defense structures)	$(1,840)	$72,949	$74,789
Commercial aerospace	(30,729)	168,678	199,407
Total	$(32,569)	$241,627	$274,196
DLT
Military and space (defense technologies)	$(3,460)	$181,557	$185,017
Commercial aerospace	(7,162)	25,815	32,977
Natural resources	(10,135)	12,377	22,512
Industrial	1,310	25,641	24,331
Medical and other	16,670	36,917	20,247
Total	$(2,777)	$282,307	$285,084

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions)
	July 4,	December 31,
	2015	2014
Total debt, including long-term portion	$265.0	$290.1
Weighted-average interest rate on debt	8.02%	8.20%
Term Loan interest rate	4.75%	4.75%
Cash and cash equivalents	$26.8	$45.6
Unused Revolving Credit Facility	$132.3	$58.5
The failure to file our 2014 Annual Report on Form 10-K by March 31, 2015 resulted in defaults, but not an event of default, under our senior secured term loan and senior secured revolving credit facility (together, the “Existing Credit Facilities”) and our senior unsecured notes (the “Existing Notes”). The defaults on our Existing Credit Facilities and our Existing Notes were deemed cured with the filing of our Annual Report on Form 10-K on April 9, 2015.
In June 2015, we completed a new credit facility to replace the Existing Credit Facilities. The new credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“New Term Loan”), and a $200.0 million senior secured revolving credit facility (“New Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “New Credit Facilities”). We are required to make mandatory prepayments of amounts outstanding under the New Term Loan. As of July 4, 2015, we were in compliance with all covenants required under the New Credit Facilities. Subsequent to the quarter end, on July 27, 2015, we completed the redemption of all $200 million of our Existing Notes by paying a call premium of approximately $9.75 million and will also write off the associated unamortized debt issuance costs of approximately $2.1 million in our fiscal third quarter. We estimate the initial effective interest rate will be approximately 3.50% per annum. See Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.

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
We continue to depend on operating cash flow and the availability of our New Revolving Credit Facility to provide short-term liquidity. Cash generated from operations and bank borrowing capacity is expected to provide sufficient liquidity to meet our obligations during the next twelve months.

Cash Flow Summary
Net cash provided by operating activities for the six months ended July 4, 2015 increased to approximately $17.6 million, compared to approximately $15.5 million in the six months ended June 28, 2014. The higher net cash generated during the first six months of 2015 was primarily due to improved working capital management that was partially offset by lower net income.
Net cash used in investing activities of approximately $6.0 million for the six months ended July 4, 2015 were primarily due to capital expenditures, principally to support new contract awards at DAS and DLT. The increase in net cash used compared to the prior year was primarily due to timing of capital expenditures that was partially offset by insurance recoveries related to property and equipment.
Net cash used in financing activities for the six months ended July 4, 2015 of approximately $30.3 million were primarily due to voluntary principal prepayments on our existing term loan that was partially offset by proceeds from the new senior secured revolving credit facility.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating leases and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three and six months ended July 4, 2015.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At July 4, 2015, we had borrowings of approximately $65.0 million under our New Credit Facilities that bear interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 4, 2015. The Company had previously reported material weaknesses in internal control over financial reporting related to (i) a long-term contract (“Contract”) following the discovery of misconduct by employees in the recording of direct labor costs to the Contract from 2009 through the third quarter 2014 which resulted in the identification of a forward loss provision that should have been recorded in 2009 and the impact on subsequent periods of adjustments to the forward loss provision based on information available at the time (“Forward Loss Adjustments”); and (ii) the year end reconciliation of income taxes payable and deferred tax balances identified errors primarily in 2013, 2012, and 2011 (“Tax Adjustments”), which were described in Item 9A in the Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. As a result of the material weaknesses in the Company’s internal control over financial reporting, which were not remediated as of July 4, 2015, the CEO and CFO concluded the Company’s disclosure controls and procedures were not effective as of July 4, 2015.
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
Changes in Internal Control over Financial Reporting
Except as otherwise discussed above under “Remediation of Material Weaknesses,” there were no other changes in our internal control over financial reporting during the three months ended July 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our risk factors. There have been no material changes in the six months ended July 4, 2015 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

10.5
Credit Agreement, dated as of June 29, 2015, among Ducommun Incorporated, certain of its subsidiaries, Bank of America, N.A., as administrative agent, swingline lender and issuing bank, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2015.

* 10.6	2007 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 29, 2010.

*10.7	2013 Stock Incentive Plan (Amended and Restated March 18, 2015). Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on April 22, 2015.

*10.8
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

Date: August 5, 2015	By:	/s/ Anthony J. Reardon
Anthony J. Reardon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2015	By:	/s/ Joseph P. Bellino
Joseph P. Bellino
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 5, 2015	By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)