Form 10-Q
period 2015-10-03
DUCOMMUN INC /DE/
filed 2015-11-04
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2015, the registrant had 11,083,369 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets as of October 3, 2015 and December 31, 2014	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 3, 2015 and September 27, 2014 (As Restated)	4

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended October 3, 2015 and September 27, 2014 (As Restated)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 3, 2015 and September 27, 2014 (As Restated)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 4.	Mine Safety Disclosures	34

Item 6.	Exhibits	35

Signatures		37

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	October 3, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$12,241	$45,627
Accounts receivable, net of allowance for doubtful accounts of $241 and $252 at October 3, 2015 and December 31, 2014, respectively	86,235	91,060
Inventories	137,317	142,842
Production cost of contracts	11,609	11,727
Deferred income taxes	12,432	13,783
Other current assets	22,700	23,702
Total Current Assets	282,534	328,741
Property and equipment, net of accumulated depreciation of $137,556 and $128,457 at October 3, 2015 and December 31, 2014, respectively	98,335	99,068
Goodwill	157,569	157,569
Intangibles, net	147,580	155,104
Other assets	6,383	7,117
Total Assets	$692,401	$747,599
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$2,215	$26
Accounts payable	50,852	58,979
Accrued liabilities	43,434	52,066
Total Current Liabilities	96,501	111,071
Long-term debt, less current portion	257,820	290,026
Deferred income taxes	69,696	69,448
Other long-term liabilities	18,913	20,484
Total Liabilities	442,930	491,029
Commitments and contingencies (Notes 10, 12)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,083,369 and 10,952,268 issued at October 3, 2015 and December 31, 2014, respectively	111	110
Additional paid-in capital	74,395	72,206
Retained earnings	181,199	190,905
Accumulated other comprehensive loss	(6,234)	(6,651)
Total Shareholders’ Equity	249,471	256,570
Total Liabilities and Shareholders’ Equity	$692,401	$747,599
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
		As Restated		As Restated
Net Revenues	$161,670	$188,164	$509,435	$554,433
Cost of Sales	141,642	155,052	431,439	447,728
Gross Profit	20,028	33,112	77,996	106,705
Selling, General and Administrative Expenses	21,205	23,050	64,707	65,005
Operating (Loss) Income	(1,177)	10,062	13,289	41,700
Interest Expense	(3,392)	(6,975)	(16,499)	(21,094)
Loss on Extinguishment of Debt	(11,878)	—	(14,720)	—
Other Income	—	1,600	1,510	1,600
(Loss) Income Before Taxes	(16,447)	4,687	(16,420)	22,206
Income Tax (Benefit) Expense	(6,932)	1,754	(6,714)	7,495
Net (Loss) Income	$(9,515)	$2,933	$(9,706)	$14,711
(Loss) Earnings Per Share
Basic (loss) earnings per share	$(0.86)	$0.27	$(0.88)	$1.35
Diluted (loss) earnings per share	$(0.86)	$0.26	$(0.88)	$1.31
Weighted-Average Number of Common Shares Outstanding
Basic	11,083	10,921	11,035	10,902
Diluted	11,083	11,150	11,035	11,202
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
		As Restated		As Restated
Net (Loss) Income	$(9,515)	$2,933	$(9,706)	$14,711
Other Comprehensive Loss
Amortization of actuarial losses and prior service costs, net of tax benefit of approximately $83 and $40 for the three months ended October 3, 2015 and September 27, 2014, respectively, and approximately $248 and $124 for the nine months ended October 3, 2015 and September 27, 2014, respectively	(139)	(66)	(417)	(192)
Other Comprehensive Loss	(139)	(66)	(417)	(192)
Comprehensive (Loss) Income	$(9,376)	$2,999	$(9,289)	$14,903
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	October 3, 2015	September 27, 2014
		As Restated
Cash Flows from Operating Activities
Net (Loss) Income	$(9,706)	$14,711
Adjustments to Reconcile Net (Loss) Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	20,064	21,829
Stock-based compensation expense	2,792	2,520
Deferred income taxes	1,599	2,073
Excess tax benefits from stock-based compensation	(516)	(139)
Recovery of doubtful accounts	(11)	(214)
Noncash loss on extinguishment of debt	4,970	—
Other	7,180	(149)
Changes in Assets and Liabilities:
Accounts receivable	4,836	(12,273)
Inventories	5,525	(4,961)
Production cost of contracts	(560)	(1,408)
Other assets	1,614	6,633
Accounts payable	(7,626)	(2,447)
Accrued and other liabilities	(18,076)	(5,400)
Net Cash Provided by Operating Activities	12,085	20,775
Cash Flows from Investing Activities
Purchases of property and equipment	(11,803)	(9,329)
Proceeds from sale of assets	289	83
Insurance recoveries related to property and equipment	1,510	1,600
Net Cash Used in Investing Activities	(10,004)	(7,646)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	65,000	—
Repayment of senior secured revolving credit facility	(65,000)	—
Borrowings from term loan	275,000	—
Repayments of senior unsecured notes and term loans	(305,000)	(22,500)
Repayments of other debt	(17)	(19)
Debt issuance costs	(4,848)	—
Excess tax benefits from stock-based compensation	516	139
Net proceeds from issuance of common stock under stock plans	(1,118)	1,289
Net Cash Used in Financing Activities	(35,467)	(21,091)
Net (Decrease) Increase in Cash and Cash Equivalents	(33,386)	(7,962)
Cash and Cash Equivalents at Beginning of Period	45,627	48,814
Cash and Cash Equivalents at End of Period	$12,241	$40,852
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended October 3, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
Our fiscal quarters typically end on the Saturday closest to the end of March, June and September for the first three fiscal quarters of each year, and ends on December 31 for our fourth fiscal quarter. As a result of using fiscal quarters for the first three quarters combined with leap years, our first and fourth fiscal quarters can range between 12 1/2 weeks to 13 1/2 weeks while the second and third fiscal quarters remain at a constant 13 weeks per fiscal quarter.
Certain reclassifications have been made to prior period amounts to conform to the current year’s presentation.
Supplemental Cash Flow Information

	Nine Months Ended
	October 3, 2015	September 27, 2014
		As Restated
Interest paid	$24,066	$24,090
Taxes paid	1,150	3,410
Non-cash activities:
Purchases of property and equipment not paid	957	418
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
Restatement of Previously Issued Consolidated Financial Statements
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we have restated our consolidated financial statements as of December 31, 2013, and for the years ended December 31, 2013 and 2012 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2014 and for each of the quarters in the year ended December 31, 2013, to correct errors in prior periods primarily related to (i) a long-term contract following the discovery of misconduct by employees in the recording of direct labor costs to the contract from 2009 through the third quarter 2014 which resulted in the identification of a forward loss provision that should have been recorded in 2009 and the impact on subsequent periods of adjustments to the forward loss provision based on information available at the time; and (ii) the year end reconciliation of income taxes payable and deferred tax balances identified errors primarily in 2013, 2012, and 2011. In addition, the restated amounts include previously identified and disclosed immaterial adjustments. We have reflected our restated unaudited quarterly condensed consolidated financial information as of and for the three and nine months ended September 27, 2014 herein. See Note 2 for additional information.
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
(Loss) Earnings Per Share
Basic (loss) earnings per share are computed by dividing (loss) income available to common shareholders by the weighted-average number of common shares outstanding in each period. Diluted earnings per share are computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted-average number of common shares outstanding, plus any potential dilutive shares that could be issued if exercised or converted into common stock in each period.
The net (loss) earnings, weighted-average number of common shares outstanding used to compute (loss) earnings per share were as follows:

	(In thousands, except per share data) Three Months Ended		(In thousands, except per share data) Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
		As Restated		As Restated
Net (loss) earnings	$(9,515)	$2,933	$(9,706)	$14,711
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,083	10,921	11,035	10,902
Dilutive potential common shares	—	229	—	300
Diluted weighted-average common shares outstanding	11,083	11,150	11,035	11,202
(Loss) earnings per share
Basic	$(0.86)	$0.27	$(0.88)	$1.35
Diluted	$(0.86)	$0.26	$(0.88)	$1.31
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Stock options and stock units	885	229	902	187
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
Recent Accounting Pronouncements

Recently Issued Accounting Standards

In August 2015, the FASB issued ASU 2015-15, “Imputation of Interest (Subtopic 835-30)” (“ASU 2015-15”), which provides guidance on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” it requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability but does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Thus, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is effective for annual and interim periods within those annual periods, beginning after December 15, 2015, which will be our interim period beginning January 1, 2016. Early adoption is permitted. We had approximately $4.6 million of debt issuance costs and approximately $260.0 million of total debt as of October 3, 2015, and thus, we do not believe that adoption of this new guidance will have a significant impact on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330)” (“ASU 2015-11”), which requires inventory within the scope of ASU 2015-11 to be measured at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory value. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2017. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of this standard but currently do not anticipate it will have a significant impact on our condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of those costs is reported as interest expense. The new guidance is effective for annual and interim periods within those annual periods, beginning after December 15, 2015, which will be our interim period beginning January 1, 2016. Early adoption is permitted. We had approximately $4.6 million of debt issuance costs and approximately $260.0 million of total debt as of October 3, 2015, and thus, we do not believe that adoption of this new guidance will have a significant impact on our condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. It requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. Thus, it depicts the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. Companies have the option of applying the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)” (“ASU 2015-14”), which defer the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance is effective for us beginning January 1, 2018 and will provide us additional time to evaluate the method and impact that ASU 2014-09 will have on our condensed consolidated financial statements.

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
This Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 includes the impact of the restatement on the comparative unaudited quarterly financial information for the quarter ended September 27, 2014. Certain reclassifications have been made to prior period amounts to conform to the current year’s presentation.
The account balances labeled “As Reported” in the following tables for the quarter ended September 27, 2014 represent the previously reported unaudited balances in our Quarterly Report on Form 10-Q for the quarter ended September 27, 2014. The effects of these prior period errors on our unaudited condensed consolidated financial statements are as follows (in thousands, except per share data):

	September 27, 2014
Unaudited Condensed Consolidated Balance Sheet:	As Reported	Adjustments	As Restated
Assets
Current Assets
Cash and cash equivalents	$40,852	$—	$40,852
Accounts receivable (less allowance for doubtful accounts of $275 at September 27, 2014)	104,396	—	104,396
Inventories	145,468	—	145,468
Production cost of contracts	10,375	—	10,375
Deferred income taxes	13,664	1,521	15,185
Other current assets	20,444	1,486	21,930
Total Current Assets	335,199	3,007	338,206
Property and Equipment, Net	93,181	—	93,181
Goodwill	161,940	(4,371)	157,569
Intangibles, Net	157,694	—	157,694
Other Assets	7,657	—	7,657
Total Assets	$755,671	$(1,364)	$754,307
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$26	$—	$26
Accounts payable	55,083	—	55,083
Accrued liabilities	42,916	3,871	46,787
Total Current Liabilities	98,025	3,871	101,896
Long-Term Debt, Less Current Portion	310,157	—	310,157
Deferred Income Taxes	73,078	(500)	72,578
Other Long-Term Liabilities	16,858	(300)	16,558
Total Liabilities	498,118	3,071	501,189
Commitments and Contingencies
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 10,945,806 shares issued at September 27, 2014	109	—	109
Additional paid-in capital	72,563	(1,633)	70,930
Retained earnings	188,551	(2,802)	185,749
Accumulated other comprehensive loss	(3,670)	—	(3,670)
Total Shareholders’ Equity	257,553	(4,435)	253,118
Total Liabilities and Shareholders’ Equity	$755,671	$(1,364)	$754,307

	Three Months Ended September 27, 2014			Nine Months Ended September 27, 2014
Unaudited Condensed Consolidated Statement of Income:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net Revenues	$188,164	$—	$188,164	$554,433	$—	$554,433
Cost of Sales	154,770	282	155,052	448,526	(798)	447,728
Gross Profit	33,394	(282)	33,112	105,907	798	106,705
Selling, General and Administrative Expenses	23,050	—	23,050	65,005	—	65,005
Operating Income	10,344	(282)	10,062	40,902	798	41,700
Interest Expense	(6,975)	—	(6,975)	(21,094)	—	(21,094)
Other Income	1,600	—	1,600	1,600	—	1,600
Income Before Taxes	4,969	(282)	4,687	21,408	798	22,206
Income Tax Expense	2,347	(593)	1,754	7,685	(190)	7,495
Net Income	$2,622	$311	$2,933	$13,723	$988	$14,711
Earnings Per Share
Basic earnings per share	$0.24	$0.03	$0.27	$1.26	$0.09	$1.35
Diluted earnings per share	$0.24	$0.03	$0.26	$1.23	$0.09	$1.31
Weighted-Average Number of Shares Outstanding
Basic	10,921	—	10,921	10,902	—	10,902
Diluted	11,150	—	11,150	11,202	—	11,202

	Three Months Ended September 27, 2014			Nine Months Ended September 27, 2014
Unaudited Condensed Consolidated Statement of Comprehensive Income:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net Income	$2,622	$311	$2,933	$13,723	$988	$14,711
Pension Adjustments
Amortization of actuarial loss and prior service costs, net of tax benefit of approximately $40 and $124 for the three months and nine months ended September 27, 2014	(66)	—	(66)	(192)	—	(192)
Other Comprehensive Loss	(66)	—	(66)	(192)	—	(192)
Comprehensive Income	$2,688	$311	$2,999	$13,915	$988	$14,903

	Nine Months Ended September 27, 2014
Unaudited Condensed Consolidated Cash Flow Statement:	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net Income	$13,723	$988	$14,711
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	21,829	—	21,829
Stock-based compensation expense	2,520	—	2,520
Deferred income taxes	1,775	298	2,073
Excess tax benefits from stock-based compensation	(139)	—	(139)
Recovery of doubtful accounts	(214)	—	(214)
Other	649	(798)	(149)
Changes in Assets and Liabilities:
Accounts receivable	(12,273)	—	(12,273)
Inventories	(4,961)	—	(4,961)
Production cost of contracts	(1,408)	—	(1,408)
Other assets	7,121	(488)	6,633
Accounts payable	(2,447)	—	(2,447)
Accrued and other liabilities	(5,400)	—	(5,400)
Net Cash Provided by Operating Activities	20,775	—	20,775
Cash Flows from Investing Activities
Purchases of property and equipment	(9,329)	—	(9,329)
Proceeds from sales of assets	83	—	83
Insurance recoveries related to property and equipment	1,600	—	1,600
Net Cash Used in Investing Activities	(7,646)	—	(7,646)
Cash Flows from Financing Activities
Repayments of senior unsecured notes and term loans	(22,500)	—	(22,500)
Repayment of other debt	(19)	—	(19)
Excess tax benefits from stock-based compensation	139	—	139
Net proceeds from issuance of common stock under stock plans	1,289	—	1,289
Net Cash Used in Financing Activities	(21,091)	—	(21,091)
Net Decrease in Cash and Cash Equivalents	(7,962)	—	(7,962)
Cash and Cash Equivalents at Beginning of Year	48,814	—	48,814
Cash and Cash Equivalents at End of Year	$40,852	$—	$40,852

Note 3. Restructuring Activities
Summary of Restructuring Plans
In September 2015, management approved and commenced implementation of several restructuring actions, including organizational re-alignments, consolidation and relocation of the New York facilities by December 2015, closure of the Houston facility by December 2015, and closure of the St. Louis facility by April 2016, all of which are part of our overall strategy to streamline operations.
In the three months ended October 3, 2015, we have accrued approximately $0.5 million for severance and benefits and approximately $0.3 million for severance and benefits and charged to selling, general and administrative expenses in the DLT and DAS segments, respectively, and expect to record additional accruals totaling approximately $1.7 million to $2.0 million for severance and benefits and loss on early exit from leases in the fourth quarter of 2015.
Our restructuring activities in the three and nine months ended October 3, 2015 were as follows (in thousands):

Severance and Benefits
Balance at July 4, 2015	$—
Gross charges	806
Cash payments	—
Balance at October 3, 2015	$806

Note 4. Inventories
Inventories consisted of the following:

	(In thousands)
	October 3, 2015	December 31, 2014
Raw materials and supplies	$72,797	$77,033
Work in process	56,510	61,458
Finished goods	11,949	14,116
	141,256	152,607
Less progress payments	3,939	9,765
Total	$137,317	$142,842

 We net advances from customers related to inventory purchases against inventories in the consolidated balance sheets.

Note 5. Goodwill
We perform our annual goodwill impairment test during the fourth quarter each year. As of fourth quarter 2014, the date of our most recent annual goodwill impairment test, the carrying amounts of goodwill for the DAS, DLT, and Miltec internal reporting units were approximately $57.2 million, $92.0 million, and $8.4 million, respectively. However, certain factors may result in the need to perform an impairment test prior to the fourth quarter, including significant under performance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, a decision to divest individual businesses within a reporting unit, or a decision to group individual businesses differently. At times, our market capitalization had declined below book value, which if it continues for an extended period of time, is a factor that could lead to a conclusion that a triggering event has occurred. As our market capitalization declines recently have been temporary in nature and our market capitalization has exceeded our book value, we do not consider these temporary declines in market capitalization to be a triggering event in the fiscal quarter ended October 3, 2015. However, it is considered at least reasonably possible that our determination that goodwill is not impaired could change in the near term if any the factors noted above occurs.
The carrying amounts of goodwill, by operating segment, were as follows:

	(In thousands)
	Ducommun AeroStructures	Ducommun LaBarge Technologies	Consolidated Ducommun
Gross goodwill	$57,243	$182,048	$239,291
Accumulated goodwill impairment	—	(81,722)	(81,722)
Balance at December 31, 2014	$57,243	$100,326	$157,569
Balance at October 3, 2015	$57,243	$100,326	$157,569

Note 6. Accrued Liabilities
The components of accrued liabilities were as follows:

	(In thousands)
	October 3, 2015	December 31, 2014
Accrued compensation	$18,560	$25,352
Accrued income and sales tax	1,524	1,580
Customer deposits	698	1,139
Interest payable	249	9,439
Provision for forward loss reserves	13,540	4,734
Other	8,863	9,822
Total	$43,434	$52,066

Note 7. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	October 3, 2015	December 31, 2014
New term loan	$260,000	$—
Senior unsecured notes (fixed 9.75%)	—	200,000
Senior secured term loan (floating 4.75%)	—	90,000
Other debt (fixed 5.41%)	35	52
Total debt	260,035	290,052
Less current portion	2,215	26
Total long-term debt	$257,820	$290,026
Weighted-average interest rate	2.82%	8.20%

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
Further, we are required to make mandatory prepayments of amounts outstanding under the New Term Loan. The mandatory prepayments will be made quarterly, equal to 5.0% per year of the original aggregate principal amount during the first two years and increase to 7.5% per year during the third year, and increase to 10.0% per year during the fourth year and fifth years, with the remaining balance payable on June 26, 2020. The loans under the New Revolving Credit Facility are due on June 26, 2020. As of October 3, 2015, we were in compliance with all covenants required under the New Credit Facilities.
We have been making voluntary principal prepayments on a quarterly basis on our senior secured term loan and in conjunction with the closing of the New Credit Facilities in second quarter 2015, we drew down approximately $65.0 million on the New Revolving Credit Facility and used those proceeds along with current cash on hand to extinguish the existing senior secured term loan of approximately $80.0 million. We expensed the unamortized debt issuance costs related to the existing senior secured term loan of approximately $2.8 million as part of extinguishing the existing senior secured term loan in second quarter 2015. We also incurred approximately $4.8 million of debt issuance costs related to the New Credit Facilities and those costs are capitalized and being amortized over the five year life of the New Credit Facilities.
In addition, on June 29, 2015, we initiated a call notice to retire all of the $200.0 million senior unsecured notes (“Existing Notes”) on July 27, 2015. We drew down on the New Term Loan in the amount of $275.0 million. Along with the call notice amount and paying the call premium of approximately $9.8 million, we also paid down the $65.0 million drawn on the New Revolving Credit Facility in the previous quarter. We expensed the call premium of approximately $9.8 million and debt issuance costs related to the Existing Notes of approximately $2.1 million upon extinguishing the Existing Notes in the current three months ended October 3, 2015.
Further, we made voluntary principal prepayments of approximately $15.0 million under the New Term Loan during the three months ended October 3, 2015.
As of October 3, 2015, we had approximately $198.5 million of unused borrowing capacity under the New Revolving Credit Facility, after deducting approximately $1.5 million for standby letters of credit.
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
Subsequent to the quarter ended October 3, 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling approximately $135.0 million of our debt. We paid a total of approximately $1.0 million in connection with the interest rate cap hedges.

Note 8. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At October 3, 2015 and December 31, 2014, no preferred shares were issued or outstanding.

Note 9. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Service cost	$196	$174	$589	$520
Interest cost	338	320	1,013	958
Expected return on plan assets	(374)	(351)	(1,121)	(1,052)
Amortization of actuarial losses	222	106	665	316
Net periodic pension cost	$382	$249	$1,146	$742
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three months ended October 3, 2015 were as follows:

	(In thousands)
	Three Months Ended	Nine Months Ended
	October 3, 2015	October 3, 2015
Amortization of actuarial losses - total before tax (1)	$(222)	$(665)
Tax benefit	83	248
Net of tax	$(139)	$(417)

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

Note 10. Indemnifications

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

Note 11. Income Taxes
We recorded an income tax benefit of approximately $(6.9) million (effective tax benefit rate of 42%) for the three months ended October 3, 2015 compared to an income tax expense of approximately $1.8 million (effective tax rate of 37%) for the three months ended September 27, 2014. The difference between the statutory tax rate of 35% and the effective tax benefit rate for the three months ended October 3, 2015 was primarily due to a benefit for the Qualified Domestic Production Activities Deduction and release of reserves as a result of the expiration of statute of limitations, partially offset by state taxes. The difference between the statutory tax rate of 35% and the effective tax benefit rate for the three months ended September 27, 2014 was primarily due to a benefit for the Qualified Domestic Production Activities Deduction and release of reserves as a result of the expiration of statute of limitations, partially offset by state taxes.
We recorded an income tax benefit of approximately $(6.7) million (effective tax benefit rate of 41%) for the nine months ended October 3, 2015 compared to an income tax expense of approximately $7.5 million (effective tax rate of 34%) for the nine months ended September 27, 2014. The difference between the statutory tax rate of 35% and the effective tax benefit rate for the nine months ended October 3, 2015 was primarily due to a benefit for the Qualified Domestic Production Activities Deduction and release of reserves as a result of the expiration of statute of limitations, partially offset by state taxes. The difference between the statutory tax rate of 35% and the effective tax benefit rate for the nine months ended September 27, 2014 was primarily due to a benefit for the Qualified Domestic Production Activities Deduction and release of reserves as a result of the expiration of statute of limitations, partially offset by state taxes.
Our unrecognized tax benefits were approximately $2.6 million and $2.8 million as of October 3, 2015 and December 31, 2014, respectively. Approximately $1.5 million, if recognized, would affect the annual income tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.

Note 12. Contingencies
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
DAS has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established a reserve for its estimated liability for such investigation and corrective action of approximately $1.5 million at October 3, 2015, which is reflected in other long-term liabilities on its consolidated balance sheet.
DAS also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. DAS and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between approximately $0.4 million and $3.1 million. Ducommun has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $0.4 million at October 3, 2015, which is reflected in other long-term liabilities on its consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Note 13. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, DAS and DLT, each of which is a reportable operating segment.

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
		As Restated		As Restated
Net Revenues
DAS	$64,170	$81,357	$212,306	$241,627
DLT	97,500	106,807	297,129	312,806
Total Net Revenues	$161,670	$188,164	$509,435	$554,433
Segment Operating Income
DAS	$(6,028)	$6,908	$2,980	$28,067
DLT	8,598	8,288	22,575	26,089
	2,570	15,196	25,555	54,156
Corporate General and Administrative Expenses (1)	(3,747)	(5,134)	(12,266)	(12,456)
Operating Income	$(1,177)	$10,062	$13,289	$41,700
Depreciation and Amortization Expenses
DAS	$2,386	$2,272	$7,009	$8,242
DLT	4,207	4,391	12,928	13,442
Corporate Administration	42	41	127	145
Total Depreciation and Amortization Expenses	$6,635	$6,704	$20,064	$21,829
Capital Expenditures
DAS	$2,329	$1,266	$8,080	$3,986
DLT	758	1,761	3,196	4,736
Corporate Administration	4	1	10	25
Total Capital Expenditures	$3,091	$3,028	$11,286	$8,747

(1)	Includes costs not allocated to either the DLT or DAS operating segments.
Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. Our segment assets are as follows:

	(In thousands)
	October 3, 2015	December 31, 2014
Total Assets
DAS	$240,035	$245,925
DLT	408,912	427,719
Corporate Administration	43,454	73,955
Total Assets	$692,401	$747,599
Goodwill and Intangibles
DAS	$62,456	$63,497
DLT	242,693	249,176
Total Goodwill and Intangibles	$305,149	$312,673

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
Third quarter 2015 recap:

•	Third quarter revenue was approximately $161.7 million

•	Net loss of approximately $9.5 million, or $0.86 per share

•	EBITDA for the quarter was approximately $5.5 million

•	New financing structure completed with redemption of the $200 million senior unsecured notes

•	Backlog increased to approximately $552.6 million
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) was approximately $5.5 million and $18.4 million and Adjusted EBITDA was approximately $6.3 million and $18.4 million for the three months ended October 3, 2015 and September 27, 2014, respectively. See “Non-GAAP Financial Measures” below for certain information regarding EBITDA and Adjusted EBITDA, including reconciliation of EBITDA and Adjusted EBITDA to net income.
Non-GAAP Financial Measures
When viewed with our financial results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and accompanying reconciliations, we believe EBITDA and Adjusted EBITDA provide additional useful information to clarify and enhance the understanding of the factors and trends affecting our past performance and future prospects. We define these measures, explain how they are calculated and provide reconciliations of these measures to the most comparable GAAP measure in the tables below. EBITDA, Adjusted EBITDA, and the related financial ratios as presented in this Form 10-Q, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as measures of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.
We use EBITDA and Adjusted EBITDA as non-GAAP operating performance measures internally as complementary financial measures to evaluate the performance and trends of our businesses. We present EBITDA, Adjusted EBITDA, and the related financial ratios, as applicable, because we believe that measures such as these provide useful information with respect to our ability to meet our future debt service, capital expenditures, working capital requirements and overall operating performance.
EBITDA and Adjusted EBITDA has limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

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
Because of these limitations, EBITDA, Adjusted EBITDA, and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our businesses or as measures of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA as only supplemental information. See our condensed consolidated financial statements contained in this Form 10-Q report.
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
The following financial items have been added back to our net (loss) income when calculating EBITDA and Adjusted EBITDA:

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

•
Income tax expense may be useful to investors because it represents the taxes which may be payable for the period and the change in deferred taxes during the period, and may reduce cash flow available for use in our business; and

•	Restructuring charges maybe useful to investors as these are not deemed core operating expenses.
Reconciliations of net (loss) income to EBITDA and Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
		As Restated		As Restated
Net (loss) income	$(9,515)	$2,933	$(9,706)	$14,711
Depreciation and amortization	6,635	6,704	20,064	21,829
Interest expense	3,392	6,975	16,499	21,094
Loss on extinguishment of debt	11,878	—	14,720	—
Income tax (benefit) expense	(6,932)	1,754	(6,714)	7,495
EBITDA	$5,458	$18,366	$34,863	$65,129
Restructuring charges	806	—	806	—
Adjusted EBITDA	$6,264	$18,366	$35,669	$65,129
% of net revenues	3.9%	9.8%	7.0%	11.7%

EBITDA and Adjusted EBITDA decreased in both the three and nine months ended October 3, 2015 compared to the three and nine months ended September 27, 2014, primarily due to lower net revenues, mainly in the military and space end-use markets as a result of the decrease in U.S. government defense spending and delay in the timing of when these products are required by our customers, and lower income tax expense primarily due to lower pretax income, income tax benefit, partially offset by the loss on extinguishment of debt as a result of the call premium to redeem the $200.0 million senior unsecured notes and writing off the unamortized debt issuance costs when the existing $200.0 million senior unsecured notes were extinguished.

Results of Operations
Third Quarter of 2015 Compared to Third Quarter of 2014
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Three Months Ended				(in thousands, except per share data) Nine Months Ended
	October 3, 2015	% of Net Revenues	September 27, 2014	% of Net Revenues	October 3, 2015	% of Net Revenues	September 27, 2014	% of Net Revenues
			As Restated	As Restated			As Restated	As Restated
Net Revenues	$161,670	100.0%	$188,164	100.0%	$509,435	100.0%	$554,433	100.0%
Cost of Sales	141,642	87.6%	155,052	82.4%	431,439	84.7%	447,728	80.8%
Gross Profit	20,028	12.4%	33,112	17.6%	77,996	15.3%	106,705	19.2%
Selling, General and Administrative Expenses	21,205	13.1%	23,050	12.2%	64,707	12.7%	65,005	11.7%
Operating (Loss) Income	(1,177)	(0.7)%	10,062	5.3%	13,289	2.6%	41,700	7.5%
Interest Expense	(3,392)	(2.1)%	(6,975)	(3.7)%	(16,499)	(3.2)%	(21,094)	(3.8)%
Loss on Extinguishment of Debt	(11,878)	(7.3)%	—	—%	(14,720)	(2.9)%	—	—%
Other Income	—	—%	1,600	0.9%	1,510	0.3%	1,600	0.3%
(Loss) Income Before Taxes	(16,447)	(10.2)%	4,687	2.5%	(16,420)	(3.2)%	22,206	4.0%
Income Tax (Benefit) Expense	(6,932)	nm	1,754	nm	(6,714)	nm	7,495	nm
Net (Loss) Income	$(9,515)	(5.9)%	$2,933	1.6%	$(9,706)	(1.9)%	$14,711	2.7%

Effective (Benefit) Tax Rate	(42.1)%	nm	37.4%	nm	(40.9)%	nm	33.8%	nm
Diluted (Loss) Earnings Per Share	$(0.86)	nm	$0.26	nm	$(0.88)	nm	$1.31	nm
nm = not meaningful
Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the first fiscal three and nine months of 2015 and 2014, respectively, were as follows:

	Three Months Ended					Nine Months Ended
		(In thousands)		% of Net Revenues			(In thousands)		% of Net Revenues
	Change	October 3 2015	September 27, 2014	October 3 2015	September 27, 2014	Change	October 3 2015	September 27, 2014	October 3 2015	September 27, 2014
Consolidated Ducommun
Military and space
Defense technologies	$(9,227)	$54,182	$63,409	34%	34%	$(23,049)	$160,344	$183,393	31%	33%
Defense structures	(16,785)	15,762	32,547	10%	17%	(39,296)	57,826	97,122	11%	18%
Commercial aerospace	218	61,166	60,948	38%	32%	14,685	192,090	177,405	38%	32%
Natural resources	(3,251)	7,107	10,358	4%	6%	(5,963)	25,961	31,924	5%	6%
Industrial	1,072	10,681	9,609	7%	5%	3,314	34,742	31,428	7%	6%
Medical and other	1,479	12,772	11,293	7%	6%	5,311	38,472	33,161	8%	5%
Total	$(26,494)	$161,670	$188,164	100%	100%	$(44,998)	$509,435	$554,433	100%	100%

DAS
Military and space (defense structures)	$(16,785)	$15,762	$32,547	25%	40%	$(39,296)	$57,826	$97,122	27%	40%
Commercial aerospace	(402)	48,408	48,810	75%	60%	9,975	154,480	144,505	73%	60%
Total	$(17,187)	$64,170	$81,357	100%	100%	$(29,321)	$212,306	$241,627	100%	100%

DLT
Military and space (defense technologies)	$(9,227)	$54,182	$63,409	56%	59%	$(23,049)	$160,344	$183,393	54%	59%
Commercial aerospace	620	12,758	12,138	13%	11%	4,710	37,610	32,900	13%	11%
Natural resources	(3,251)	7,107	10,358	7%	10%	(5,963)	25,961	31,924	9%	10%
Industrial	1,072	10,681	9,609	11%	9%	3,314	34,742	31,428	12%	10%
Medical and other	1,479	12,772	11,293	13%	11%	5,311	38,472	33,161	12%	10%
Total	$(9,307)	$97,500	$106,807	100%	100%	$(15,677)	$297,129	$312,806	100%	100%
Net revenues for the three months ended October 3, 2015 were approximately $161.7 million, compared to approximately $188.2 million for the three months ended September 27, 2014. The net revenues decrease year-over-year primarily reflects an approximate 27% decrease in revenue in the military and space end-use markets mainly due to the decrease in U.S. government defense spending as well as shifting of their spending priorities which impacted our fixed-wing and helicopter platforms, combined with a delay in the timing of when these products are required by our customers, and an approximate 2% decrease in revenue in the non-aerospace and defense (“non-A&D”) end-use markets.
Net revenues for the nine months ended October 3, 2015 were approximately $509.4 million, compared to approximately $554.4 million for the nine months ended September 27, 2014. The net revenues decrease year-over-year primarily reflects an approximate 22% decrease in revenue in the military and space end-use markets mainly due to the decrease in U.S. government defense spending as well as shifting of their spending priorities which impacted our fixed-wing and helicopter platforms, combined with a delay in the timing of when these products are required by our customers, partially offset by an approximate 8% increase in revenue in the commercial aerospace end-use markets and an approximate 3% increase in revenue in the non-A&D end-use markets.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Boeing Company	16%	21%	16%	20%
Raytheon Company	9%	9%	8%	9%
Total top ten customers	57%	61%	55%	59%

The Boeing Company (“Boeing”) and Raytheon Company (“Raytheon”) represented the following percentages of total accounts receivable:

	October 3, 2015	December 31, 2014
Boeing	13%	12%
Raytheon	9%	10%
The net revenues and accounts receivable from Boeing and Raytheon are diversified over a number of commercial, military and space programs and were made by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin decreased year-over-year in the three months ended October 3, 2015 to approximately 12% compared to the three months ended September 27, 2014 of approximately 18% primarily due to higher cost of sales relative to net revenues as a result of higher forward loss reserves related to a regional jet program of approximately $9.0 million, loss of efficiencies resulting from lower manufacturing volume of approximately $3.9 million, unfavorable product mix of approximately $2.1 million, partially offset by lower compensation and benefit costs of approximately $1.6 million.
Gross profit margin decreased year-over-year in the nine months ended October 3, 2015 to approximately 15% compared to the nine months ended September 27, 2014 of approximately 19% primarily due to higher cost of sales relative to net revenues as a result of higher forward loss reserves related to a regional jet program of approximately $12.1 million, unfavorable product mix of approximately $10.4 million, and loss of efficiencies resulting from lower manufacturing volume of approximately $7.4 million, partially offset by lower compensation and benefit costs of approximately $1.5 million.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses decreased year-over-year in the three months ended October 3, 2015 compared to the three months ended September 27, 2014 primarily due to lower compensation and benefit costs of approximately $1.2 million and lower discretionary expenses as a result of the cost savings initiatives we have implemented, partially offset by restructuring charges related to severance and benefits of approximately $0.8 million.
SG&A expenses decreased slightly year-over-year in the nine months ended October 3, 2015 compared to the nine months ended September 27, 2014 primarily due to lower compensation and benefit costs of approximately $1.1 million and lower discretionary expenses as a result of the cost savings initiatives we have implemented, partially offset by higher professional service fees of approximately $1.4 million and restructuring charges related to severance and benefits of approximately $0.8 million.
Interest Expense
Interest expense decreased year over year in both the three and nine months ended October 3, 2015 compared to the three and nine months ended September 27, 2014 primarily due to lower outstanding debt balances as a result of voluntary principal prepayments of our term loan each quarter during 2014 and each of the first three quarters of 2015 combined with a lower average interest rate in 2015 as a result of refinancing all the existing debt using the new credit facility as we continue to de-lever our balance sheet. We expect to realize annualized savings of approximately $15.0 million in interest savings from the refinancing of debt.
Loss on Extinguishment of Debt and Other Income
Loss on extinguishment of debt for the three months ended October 3, 2015 was made up of the call premium to retire the existing $200.0 million senior unsecured notes in July 2015 of approximately $9.8 million and the write off of the unamortized debt issuance costs associated with the existing $200.0 million senior unsecured notes of approximately $2.1 million. Loss on extinguishment of debt for the nine months ended October 3, 2015 was made up of the call premium to retire the existing $200.0 million senior unsecured notes in July 2015 of approximately $9.8 million, the write off of the unamortized debt issuance costs associated with the existing $200.0 million senior unsecured notes of approximately $2.1 million, the write off of the unamortized debt issuance costs associated with the existing senior secured term loan and existing senior secured revolving credit facility of approximately $2.8 million when the existing senior secured term loan was paid off in June 2015 and both were replaced with the New Credit Facilities (see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

Other income was zero for the three months ended October 3, 2015 compared to approximately $1.6 million for the three months ended September 27, 2014 primarily due to the prior year quarter had insurance recoveries related to property and equipment. Other income for the nine months ended October 3, 2015 and September 27, 2014 was made up of insurance recoveries related to property and equipment of approximately $1.5 million and $1.6 million, respectively.

Income Tax (Benefit) Expense
We recorded an income tax benefit of approximately $(6.9) million (effective tax benefit rate of 42%) for the three months ended October 3, 2015 compared to an income tax expense of approximately $1.8 million (effective tax rate of 37%) for the three months ended September 27, 2014. The difference between the statutory tax rate of 35% and the effective tax benefit rate for the three months ended October 3, 2015 was primarily due to a benefit for the Qualified Domestic Production Activities Deduction and release of reserves as a result of the expiration of statute of limitations, partially offset by state taxes. The difference between the statutory tax rate of 35% and the effective tax benefit rate for the three months ended September 27, 2014 was primarily due to a benefit for the Qualified Domestic Production Activities Deduction and release of reserves as a result of the expiration of statute of limitations, partially offset by state taxes.
We recorded an income tax benefit of approximately $(6.7) million (effective tax benefit rate of 41%) for the nine months ended October 3, 2015 compared to an income tax expense of approximately $7.5 million (effective tax rate of 34%) for the nine months ended September 27, 2014. The difference between the statutory tax rate of 35% and the effective tax benefit rate for the nine months ended October 3, 2015 was primarily due to a benefit for the Qualified Domestic Production Activities Deduction and release of reserves as a result of the expiration of statute of limitations, partially offset by state taxes. The difference between the statutory tax rate of 35% and the effective tax benefit rate for the nine months ended September 27, 2014 was primarily due to a benefit for the Qualified Domestic Production Activities Deduction and release of reserves as a result of the expiration of statute of limitations, partially offset by state taxes.
Our unrecognized tax benefits were approximately $2.6 million and $2.8 million as of October 3, 2015 and December 31, 2014, respectively. Approximately $1.5 million, if recognized, would affect the annual income tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
Net (Loss) Income and (Loss) Earnings per Share
Net (loss) income and (loss) per share for the three months ended October 3, 2015 were approximately $(9.5) million, or $(0.86) per share, compared to net income and earnings per share of approximately $2.9 million, or $0.26 per diluted share, for the three months ended September 27, 2014. The decrease to a net loss for the three months ended October 3, 2015 compared to net income for the three months ended September 27, 2014 was primarily due to loss on extinguishment of debt of approximately $11.9 million, higher forward loss reserves related to a regional jet program of approximately $9.0 million, loss of efficiencies resulting from lower manufacturing volume of approximately $3.9 million, unfavorable product mix of approximately $2.1 million, and restructuring charges related to severance and benefits of approximately $0.8 million, partially offset by lower income tax expense of approximately $8.7 million, lower interest expense of approximately $3.6 million, and lower compensation and benefit costs of approximately $3.0 million. We expect to realize annualized savings of approximately $2.0 million to $3.0 million related to the previously announced closure of two facilities plus an additional expected cost savings of approximately $4.0 million to $5.0 million annually from other cost savings initiatives already underway, and approximately $15.0 million in interest savings from the refinancing of debt.
Net (loss) income and (loss) earnings per diluted share for the nine months ended October 3, 2015 were approximately $(9.7) million, or $(0.88) per share, compared to approximately $14.7 million, or $1.31 per diluted share, for the nine months ended September 27, 2014. Net loss for the nine months ended October 3, 2015 compared to net income for the nine months ended September 27, 2014 was primarily due to loss on extinguishment of debt of approximately $14.7 million, higher forward loss reserves related to a regional jet program of approximately $12.1 million, unfavorable product mix of approximately $10.4 million, loss of efficiencies resulting from lower manufacturing volume of approximately $7.4 million, and restructuring charges related to severance and benefits of approximately $0.8 million, partially offset by lower income tax expense of approximately $14.2 million, lower interest expense of approximately $4.6 million, and lower compensation and benefit costs of approximately $2.6 million. We expect to realize annualized savings of approximately $2.0 million to $3.0 million related to the previously announced closure of two facilities plus an additional expected cost savings of approximately $4.0 million to $5.0 million annually from other cost savings initiatives already underway, and approximately $15.0 million in interest savings from the refinancing of debt.
Business Segment Performance
We report our financial performance based upon the two reportable operating segments: DAS and DLT. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and nine months ended October 3, 2015 and September 27, 2014:

	Three Months Ended					Nine Months Ended
	%	(In thousands)		% of Net Revenues		%	(In thousands)		% of Net Revenues
	Change	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014	Change	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
			As Restated		As Restated			As Restated		As Restated
Net Revenues
DAS	(21.1)%	$64,170	$81,357	39.7%	43.2%	(12.1)%	$212,306	$241,627	41.7%	43.6%
DLT	(8.7)%	97,500	106,807	60.3%	56.8%	(5.0)%	297,129	312,806	58.3%	56.4%
Total Net Revenues	(14.1)%	$161,670	$188,164	100.0%	100.0%	(8.1)%	$509,435	$554,433	100.0%	100.0%
Segment Operating (Loss) Income
DAS		$(6,028)	$6,908	(9.4)%	8.5%		$2,980	$28,067	1.4%	11.6%
DLT		8,598	8,288	8.8%	7.8%		22,575	26,089	7.6%	8.3%
		2,570	15,196				25,555	54,156
Corporate General and Administrative Expenses (1)		(3,747)	(5,134)	(2.3)%	(2.7)%		(12,266)	(12,456)	(2.4)%	(2.2)%
Total Operating (Loss) Income		$(1,177)	$10,062	(0.7)%	5.3%		$13,289	$41,700	2.6%	7.5%
EBITDA
DAS
Operating (Loss) Income		$(6,028)	$6,908				$2,980	$28,067
Other Income (2)		—	1,600				1,510	1,600
Depreciation and Amortization		2,386	2,272				7,009	8,242
		(3,642)	10,780	(5.7)%	13.3%		11,499	37,909	5.4%	15.7%
DLT
Operating Income		8,598	8,288				22,575	26,089
Depreciation and Amortization		4,207	4,391				12,928	13,442
		12,805	12,679	13.1%	11.9%		35,503	39,531	11.9%	12.6%
Corporate General and Administrative Expenses (1)
Operating Loss		(3,747)	(5,134)				(12,266)	(12,456)
Depreciation and Amortization		42	41				127	145
		(3,705)	(5,093)				(12,139)	(12,311)
EBITDA		$5,458	$18,366	3.4%	9.8%		$34,863	$65,129	6.8%	11.7%
Adjusted EBITDA
Restructuring Charges (3)		806	—				806	—
Adjusted EBITDA		6,264	18,366	3.9%	9.8%		35,669	65,129	7.0%	11.7%
Capital Expenditures
DAS		$2,329	$1,266				$8,080	$3,986
DLT		758	1,761				3,196	4,736
Corporate Administration		4	1				10	25
Total Capital Expenditures		$3,091	$3,028				$11,286	$8,747

(1)	Includes costs not allocated to either the DLT or DAS operating segments.

(2)	Insurance recoveries related to property and equipment included as other income.

(3)	Includes restructuring charges for severance and benefits of approximately $0.5 million and $0.3 million recorded in the DLT and DAS operating segments, respectively.

Ducommun AeroStructures
DAS’s net revenues in the three months ended October 3, 2015 compared to the three months ended September 27, 2014 decreased approximately 21% primarily due to an approximate 52% decrease in military and space revenue mainly due to the decrease in U.S. government defense spending as well as shifting of their spending priorities which impacted our fixed-wing and helicopter platforms, combined with a delay in the timing of when these products are required by our customers. DAS’s net revenues in the nine months ended October 3, 2015 compared to the nine months ended September 27, 2014 decreased approximately 12% primarily due to an approximate 40% decrease in military and space revenue mainly due to the decrease in U.S. government defense spending as well as shifting of their spending priorities which impacted our fixed-wing and helicopter platforms, combined with a delay in the timing of when these products are required by our customers that was partially offset by approximate 7% increase in commercial aerospace revenue.
The DAS segment operating income decreased in the three month period ending October 3, 2015 primarily due to higher forward loss reserves related to a regional jet program of approximately $9.0 million, unfavorable product mix of approximately $2.9 million, loss of efficiencies resulting from lower manufacturing volume of approximately $2.6 million, partially offset by lower compensation and benefit costs of approximately $1.6 million. The DAS segment operating income decreased in the nine month period ending October 3, 2015 primarily due to higher forward loss reserves related to a regional jet program of approximately $12.1 million, unfavorable product mix of approximately $7.9 million, and loss of efficiencies resulting from lower manufacturing volume of approximately $5.2 million, partially offset by lower compensation and benefit costs of approximately $1.5 million.
EBITDA was approximately $(3.6) million or 6% of revenue, and approximately $11.5 million or 5% of revenue, for the current three and nine months of fiscal 2015, respectively, compared to approximately $10.8 million or 13% of revenue, and approximately $37.9 million or 16% of revenue, for the comparable three and nine months in the prior year, respectively.
Ducommun LaBarge Technologies
DLT’s net revenues in the three months ended October 3, 2015 compared to the three months ended September 27, 2014 decreased approximately 9% primarily due to an approximate 15% decrease in military and space revenue mainly due to the decrease in U.S. government defense spending as well as shifting of their spending priorities which impacted our fixed-wing platforms, combined with a delay in the timing of when these products are required by our customers, an approximate 2% decrease in non-A&D revenue, partially offset by an approximate 5% increase in commercial aerospace revenue. DLT’s net revenues in the nine months ended October 3, 2015 compared to the nine months ended September 27, 2014 decreased approximately 5% primarily due to an approximate 13% decrease in military and space revenue mainly due to the decrease in U.S. government defense spending as well as shifting of their spending priorities which impacted our fixed-wing platforms, combined with a delay in the timing of when these products are required by our customers, partially offset by an approximate 14% increase in commercial aerospace revenue and an approximate 3% increase in non-A&D revenue.
DLT’s segment operating income increased in the three month period ending October 3, 2015 compared to the three months ended September 27, 2014 primarily due to favorable product mix of approximately $0.8 million and lower compensation and benefit costs of approximately $0.7 million, partially offset by loss of efficiencies resulting from lower manufacturing volume of approximately $1.3 million. DLT’s segment operating income decreased in the nine month period ending October 3, 2015 compared to the nine months ended September 27, 2014 primarily due to unfavorable product mix of approximately $2.5 million and loss of efficiencies resulting from lower manufacturing volume of approximately $2.2 million, partially offset by lower manufacturing costs of approximately $1.3 million and lower compensation and benefit costs of approximately $1.1 million.
EBITDA was approximately $12.8 million or 13% of revenue, and approximately $35.5 million or 12% of revenue, for the current three and nine months of fiscal 2015, respectively, compared to approximately $12.7 million or 12% of revenue, and approximately $39.5 million or 13% of revenue, for the comparable three and nine months in the prior year, respectively.
Corporate General and Administrative (“CG&A”)
CG&A expenses decreased approximately $1.4 million in the three months ending October 3, 2015 compared to the three months ended September 27, 2014 primarily due to lower compensation and benefit costs of approximately $0.7 million and lower discretionary expenses as a result of the cost savings initiatives we have implemented. CG&A expenses decreased approximately $0.2 million in the nine months ending October 3, 2015 compared to the nine months ended September 27, 2014 primarily due to lower discretionary expenses as a result of the cost savings initiatives we have implemented.
Backlog
Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in non-aerospace and defense markets tends to be of a shorter duration and is generally fulfilled within a 3-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. Approximately $442 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of October 3, 2015 and December 31, 2014:

	(In thousands)
	Change	October 3, 2015	December 31, 2014
Consolidated Ducommun
Military and space
Defense technologies	$(13,642)	$171,375	$185,017
Defense structures	(7,630)	67,159	74,789
Commercial aerospace	18,470	250,854	232,384
Natural resources	(9,434)	13,078	22,512
Industrial	(2,404)	21,927	24,331
Medical and other	7,955	28,202	20,247
Total	$(6,685)	$552,595	$559,280
DAS
Military and space (defense structures)	$(7,630)	$67,159	$74,789
Commercial aerospace	7,002	206,409	199,407
Total	$(628)	$273,568	$274,196
DLT
Military and space (defense technologies)	$(13,642)	$171,375	$185,017
Commercial aerospace	11,468	44,445	32,977
Natural resources	(9,434)	13,078	22,512
Industrial	(2,404)	21,927	24,331
Medical and other	7,955	28,202	20,247
Total	$(6,057)	$279,027	$285,084

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions)
	October 3,	December 31,
	2015	2014
Total debt, including long-term portion	$260.0	$290.1
Weighted-average interest rate on debt	2.82%	8.20%
Term Loan interest rate	2.82%	4.75%
Cash and cash equivalents	$12.2	$45.6
Unused Revolving Credit Facility	$198.5	$58.5
In June 2015, we completed a new credit facility to replace the Existing Credit Facilities. The new credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“New Term Loan”), and a $200.0 million senior secured revolving credit facility (“New Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “New Credit Facilities”). We are required to make mandatory prepayments of amounts outstanding under the New Term Loan. In addition, on June 29, 2015, we initiated a call notice to retire all of the $200.0 million senior unsecured notes (“Existing Notes”) on July 27, 2015. We drew down on the New Term Loan in the amount of $275.0 million. Along with the call notice amount and paying the call premium of approximately $9.75 million, we also paid down the $65.0 million drawn on the New Revolving Credit Facility in the previous quarter. We expensed the call premium of approximately $9.8 million and debt issuance costs related to the Existing Notes of approximately $2.1 million upon extinguishing the Existing Notes in the current three months ended October 3, 2015. As of October 3, 2015, we were in compliance with all covenants required under the New

Credit Facilities. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Subsequent to the quarter ended October 3, 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling approximately $135.0 million of our debt. We paid a total of approximately $1.0 million in connection with the interest rate cap hedges.
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

Cash Flow Summary
Net cash provided by operating activities for the nine months ended October 3, 2015 decreased to approximately $12.1 million, compared to approximately $20.8 million in the nine months ended September 27, 2014. The lower net cash generated during the first nine months of 2015 was primarily due to lower net income that was partially offset by improved working capital management.
Net cash used in investing activities of approximately $10.0 million for the nine months ended October 3, 2015 were primarily due to capital expenditures, principally to support new contract awards at DAS and DLT. The increase in net cash used compared to the prior year was primarily due to timing of capital expenditures that was partially offset by insurance recoveries related to property and equipment.
Net cash used in financing activities for the nine months ended October 3, 2015 of approximately $35.5 million were primarily due to voluntary principal prepayments on our existing and new term loans of approximately $40.0 million, call premium paid to redeem the $200.0 million Existing Notes of approximately $9.8 million, that was partially offset by proceeds from the New Term Loan net of redemption of the $200.0 million Existing Notes and repayment of the New Revolving Credit Facility of approximately $65.0 million.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating leases and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three and nine months ended October 3, 2015.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At October 3, 2015, we had borrowings of approximately $260.0 million under our New Credit Facilities that bear interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 3, 2015. The Company had previously reported material weaknesses in internal control over financial reporting related to (i) a long-term contract (“Contract”) following the discovery of misconduct by employees in the recording of direct labor costs to the Contract from 2009 through the third quarter 2014 which resulted in the identification of a forward loss provision that should have been recorded in 2009 and the impact on subsequent periods of adjustments to the forward loss provision based on information available at the time (“Forward Loss Adjustments”); and (ii) the year end reconciliation of income taxes payable and deferred tax balances identified errors primarily in 2013, 2012, and 2011 (“Tax Adjustments”), which were described in Item 9A in the Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. As a result of the material weaknesses in the Company’s internal control over financial reporting, which were not remediated as of October 3, 2015, the CEO and CFO concluded the Company’s disclosure controls and procedures were not effective as of October 3, 2015.
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
Changes in Internal Control over Financial Reporting
Except as otherwise discussed above under “Remediation of Material Weaknesses,” there were no other changes in our internal control over financial reporting during the three months ended October 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors

See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our risk factors. There have been no material changes in the nine months ended October 3, 2015 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

*10.13
Form of Key Executive Severance Agreement entered with seven current executive officers of Ducommun. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 3, 2008. All of the Key Executive Severance Agreements are identical except for the name of the executive officer, the address for notice, and the date of the Agreement:

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

Date: November 4, 2015	By:	/s/ Anthony J. Reardon
Anthony J. Reardon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2015	By:	/s/ Joseph P. Bellino
Joseph P. Bellino
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 4, 2015	By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)