Form 10-K
period 2015-12-31
DUCOMMUN INC /DE/
filed 2016-03-14
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 4, 2015 was approximately $272 million.
The number of shares of common stock outstanding on March 3, 2016 was 11,097,587.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference:
(a) Proxy Statement for the 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”), incorporated partially in Part III hereof.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

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
The information in this Form 10-K is not a complete description of our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Risk Factors” contained within Part I, Item 1A of this Form 10-K and the following:

•	our ability to manage and otherwise comply with our covenants with respect to our outstanding indebtedness;

•	our ability to service our indebtedness;

•	the cyclicality of our end-use markets and the level of new commercial and military aircraft orders;

•	industry and customer concentration;

•	production rates for various commercial and military aircraft programs;

•	the level of U.S. Government defense spending, including the impact of sequestration;

•	compliance with applicable regulatory requirements and changes in regulatory requirements, including regulatory requirements applicable to government contracts and sub-contracts;

•	further consolidation of customers and suppliers in our markets;

•	product performance and delivery;

•	start-up costs, manufacturing inefficiencies and possible overruns on contracts;

•	increased design, product development, manufacturing, supply chain and other risks and uncertainties associated with our growth strategy to become a Tier 2 supplier of higher-level assemblies;

•	our ability to manage the risks associated with international operations and sales;

•	possible additional goodwill and other asset impairments;

•	economic and geopolitical developments and conditions;

•	unfavorable developments in the global credit markets;

•	our ability to operate within highly competitive markets;

•	technology changes and evolving industry and regulatory standards;

•	the risk of environmental liabilities; and

•	litigation with respect to us.

We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this Form 10-K. We do not undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes.

PART I
ITEM 1. BUSINESS
GENERAL
Ducommun Incorporated (“Ducommun,” “the Company,” “we,” “us” or “our”) is a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace, defense, industrial, natural resources, medical and other industries. Ducommun differentiates itself as a full-service solution-based provider, offering a wide range of value-added products and services in our primary businesses of electronics, structures and integrated solutions. We operate through two primary business segments: Electronic Systems and Structural Systems. We are the successor to a business that was founded in California in 1849 and reincorporated in Delaware in 1970.
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
PRODUCTS AND SERVICES
Business Segment Information
In the fourth quarter of 2015, we renamed our operating segments to Electronic Systems (“ES”) and Structural Systems (“SS”). ES was formerly known as Ducommun LaBarge Technologies (“DLT”) and SS was formerly known as Ducommun AeroStructures (“DAS”). There were no regrouping of revenues or expenses as a result of the operating segments name change. We operate through two primary strategic businesses ES and SS, each of which is a reportable segment. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. ES designs, engineers and manufactures high-reliability products used in worldwide technology-driven markets including aerospace, defense, natural resources, industrial, and medical and other end-use markets. ES’s product offerings primarily range from prototype development to complex assemblies as discussed in more detail below. SS designs, engineers and manufactures large, complex contoured aerospace structural components and assemblies and supplies composite and metal bonded structures and assemblies. SS’s products are primarily used on commercial aircraft, military fixed-wing aircraft and military and commercial rotary-wing aircraft.
Electronic Systems
ES has three major product offerings in electronics manufacturing for diverse, high-reliability applications: complex cable assemblies and interconnect systems, printed circuit board assemblies, and higher-level electronic, electromechanical and mechanical assemblies. Components and assemblies are provided principally for domestic and foreign commercial and military fixed-wing aircraft, military and commercial rotary-wing aircraft and space programs. In addition, we provide select industrial high-reliability applications for the industrial automation, natural resources (mine automation and drilling), and medical and other end-use markets. We build custom, high-performance electronics and electromechanical systems. Our products include sophisticated radar enclosures, aircraft avionics racks and shipboard communications and control enclosures, printed circuit board assemblies, cable assemblies, wire harnesses, and interconnect systems and other high-level complex assemblies. ES utilizes a highly-integrated production process, including manufacturing, engineering, fabrication, machining, assembly, electronic integration, and related processes. Engineering, technical and program management services, including design, development, and integration and testing of circuit card assemblies and cable assemblies, are provided to a wide range of customers.
In response to customer needs and utilizing our in-depth engineering expertise, ES is also considered a leading supplier of engineered products including, illuminated pushbutton switches and panels for aviation and test systems, microwave and millimeter switches and filters for radio frequency systems and test instrumentation, and motors and resolvers for motion control.

ES also provides engineering expertise for aerospace system design, development, integration, and test. We leverage the knowledge base, capabilities, talent, and technologies of this focused capability into direct support of our customers. Our expertise includes engineering capabilities in systems engineering, aerodynamics, propulsion, guidance-navigation-and control (“GNC”), lethality/warheads, simulations, avionics, structures, software, inertial measurement units, seeker/sensors, and signal/data processing.
Structural Systems
SS has three major product offerings to support a global customer base: commercial aircraft, military fixed-wing aircraft, and military and commercial rotary-wing aircraft. Our applications include structural components, structural assemblies and bonded (metal and composite) components. In the structural components products, SS designs, engineers, and manufactures large complex contoured aluminum, titanium and Inconel® aerostructure components for the aerospace industry. Structural assembly products include winglets, engine components, and fuselage structural panels for aircraft. Metal and composite bonded structures and assemblies products include aircraft wing spoilers, large fuselage skins, rotor blades on rotary-wing aircraft and components, flight control surfaces and engine components. To support these products, SS maintains advanced machine milling, stretch-forming, hot-forming, metal bonding, composite layup, and chemical milling capabilities and has an extensive engineering capability to support both design and manufacturing.
AEROSPACE AND DEFENSE END-USE MARKETS OVERVIEW
Our largest end-use markets are the aerospace and defense markets and our revenues from these markets represent approximately 81% of our total net revenues in 2015. These markets are serviced by suppliers which are stratified, from the lowest value provided to the highest, into four tiers; Tier 3, Tier 2, Tier 1 and original equipment manufacturers (“OEMs”). The OEMs provide the highest value and are also known as prime contractors (“Primes”). We derive a significant portion of our revenue from subcontracts with OEMs. As the prime contractor for various programs and platforms, the OEMs sell to their customers, who may include, depending upon the application, the U.S. Federal Government, foreign, state and local governments, global commercial airline carriers, regional jet carriers and various other customers. The OEMs also sell to global leasing companies that lease commercial aircraft. A significant portion of our revenue is earned from subcontracts with the Primes. Tier 3 suppliers principally provide components or detailed parts. Tier 2 suppliers provide more complex, value-added parts and may also assume more design risk, manufacturing risk, supply chain risk and project management risk than Tier 3 suppliers. Tier 1 suppliers manufacture aircraft sections and purchase assemblies. We currently compete primarily with Tier 2 and Tier 3 suppliers. Our business growth strategy is to differentiate ourselves from competitors by providing more complex assemblies to our customers as a Tier 2 supplier.
Commercial Aerospace End-Use Market
The commercial aerospace end-use market is highly cyclical and is impacted by the level of global air passenger traffic in general, which in turn is influenced by global economic conditions, fleet fuel and maintenance costs and geopolitical developments. Revenues from the commercial aerospace end-use market represented approximately 38% of our total net revenues for 2015.
Global economic activity and global trade, which are the primary drivers for air travel, continues to grow below the long-term average, however, passenger traffic continued to grow more than 5%, as it has every year since 2010, and accelerated to more than 6% in 2015. While growth was strong across all major world regions, there continues to be significant variation between regions and airline business models. Airlines operating in the Middle East and Asia Pacific regions as well as low-cost-carriers globally are currently leading passenger growth.
In addition, airline financial performance also plays a role in the demand for new capacity. Airlines continue to focus on increasing revenue through alliances, partnerships, new marketing initiatives, and effective leveraging of ancillary services and related revenues. Airlines are also relentlessly focusing on reducing costs by renewing fleets to leverage more efficient airplanes and in 2015, benefited significantly from lower fuel costs. As a result, market acceptance is growing for these types of more fuel efficient aircraft from The Boeing Company (“Boeing”) and Airbus Group, formerly known as the European Aeronautic, Defense & Space Company (“EADS”), through their wholly owned subsidiary Airbus (“Airbus”).
Further, the availability of internal or external funding impacts commercial aircraft build rates. Failure of our customers to obtain financing may result in cancellation or deferral of orders.
The long-term outlook for the industry continues to remain positive due to the fundamental drivers of air travel growth: economic growth and the increasing propensity to travel due to increased trade, globalization, and improved airline services driven by liberalization of air traffic rights between countries. Boeing’s 20 year forecast projections in their 2015 Annual Report on Form 10-K filed with the SEC estimate a long-term average growth rate of approximately 5% per year for passenger traffic and approximately 4% per year for cargo traffic. This is based on long term global economic growth projections of approximately 3% average annual gross domestic product (“GDP”) growth, and factoring in increased utilization of the worldwide airplane fleet and requirements to replace older airplanes. We believe we are well positioned given our product capabilities to participate in the steady projected growth rate for commercial air traffic and build rates for large commercial aircraft for the airframe manufacturing industry.
Defense End-Use Market
Our defense end-use market includes products used in military and space, including technologies and structures applications. The defense end-use market is highly cyclical and is impacted by the level of government defense spending. Government defense spending is impacted by national defense policies and priorities, political climates, fiscal budgetary constraints, U.S. Federal budget deficits, projected economic growth and the level of global military or security threats, or other conflicts. Revenues from the military and space end-use market in 2015 represented approximately 43% of our total net revenues during 2015.
The enactment of The Bipartisan Budget Act of 2015 in November 2015 established overall defense spending levels for fiscal year (“FY”) 2016 and FY 2017. However, uncertainty remains as it relates to levels of defense spending for FY 2018 and beyond, including the risk of future sequestration cuts. In addition, significant uncertainty also continues related to program-level appropriations for the U.S. Department of Defense (“U.S. DoD”) within the overall budgetary framework described above.
We derive a significant portion of our business from customers whose principal sales are to the U.S. Government and from direct sales by us to the U.S. Government. Thus, future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorization and appropriations process could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these events could have a material effect on the results of our operations, financial position and/or cash flows.
In addition to the risks described above, if Congress is unable to pass appropriations bills in a timely manner, a government shutdown could result which may impact above and beyond those resulting from budget cuts, sequestration or program-level appropriations. For example, requirements to furlough employees in the U.S. DoD or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders. For additional information related to our revenues from customers whose principal sales are to the U.S. Government and our direct sales to the U.S. Government, see “Risk Factors” contained within Part I, Item 1A of this Annual Report on Form 10-K (“Form 10-K”).
NON-AEROSPACE AND DEFENSE END-USE MARKETS OVERVIEW
Our non-aerospace and defense (“non-A&D”) end-use markets, (natural resources, industrial, and medical and other) are diverse and are impacted by the customers’ needs for increasing electronic content and a desire to outsource. Factors expected to impact these markets include capital and industrial goods spending, the number of oil-rigs operating and the level of natural gas exploration in North America and general economic conditions. Our products are used in industrial test systems, energy exploration systems, semiconductor fabrication units, glass electronic manufacturing systems, mine automation and control systems, patient monitoring devices, respiratory care devices, biodecontamination equipment and other technology-driven products. Revenues from the non-A&D end-use markets were approximately 19% of our total net revenues during 2015. Going forward, we will rename the non-A&D end-use markets as the industrial end-use markets.
We believe our business in these markets has stabilized and we are well positioned for these markets.
SALES AND MARKETING
Our commercial revenues are substantially dependent on airframe manufacturers’ production rates of new aircraft. Deliveries of new aircraft by airframe manufacturers are dependent on the financial capacity of its customers, primarily airlines and leasing companies, to purchase the aircraft. Thus, revenues from commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. Further, our revenues from commercial aircraft programs could be affected by changes in our customers’ inventory levels and changes in our customers’ aircraft production build rates. In recent years, both major large aircraft manufacturers, Boeing and Airbus, have announced higher build rates due to increases in production of existing programs, including more fully-developed models, and by the introduction of new platforms.
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
We continue to broaden and diversify our customer base in the end-use markets we serve by providing innovative product and service solutions through drawing on our core competencies, experience and technical expertise. Net revenues related to military and space (defense technologies and defense structures), commercial aerospace, and non-A&D end-use markets in 2015 and 2014 were as follows:
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
MAJOR CUSTOMERS
We currently generate the majority of our revenues from the aerospace and defense industries. As a result, we have significant revenues from certain customers. Boeing and Raytheon each were approximately ten percent or greater of our 2015 net revenues. Revenues from our top ten customers, including Boeing and Raytheon, were approximately 56% of total net revenues during 2015. Net revenues by major customer for 2015 and 2014 were as follows:

Net revenues from our customers, except the U.S. Government, are diversified over a number of different military and space, commercial aerospace, natural resources, industrial, medical and other products. For additional information on revenues from major customers, see Note 17 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K.
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
COMPETITION
The markets we serve are highly competitive, and our products and services are affected by varying degrees of competition. We compete worldwide with domestic and international companies in most markets. These companies may have competitive advantages as a result of greater financial resources, economies of scale and bundled products and services that we do not offer. Additional information related to competition is discussed in “Risk Factors” contained within Part I, Item 1A of this Form 10-K. Our ability to compete depends principally upon the breadth of our technical capabilities, the quality of our goods and services, competitive pricing, product performance, design and engineering capabilities, new product innovation, the ability to solve specific customer needs, and customer relationships.
PATENTS AND LICENSES
We have several patents, but we do not believe that our operations are dependent upon any single patent or group of patents. In general, we rely on technical superiority, continual product improvement, exclusive product features, superior lead time, on-time delivery performance, quality, and customer relationships to maintain our competitive advantage.
BACKLOG
Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in certain programs and customers. As a result, trends in our overall level of backlog may not be indicative of trends in our future revenues. Backlog was approximately $545.8 million at December 31, 2015, compared to approximately $559.3 million at December 31, 2014. The decrease in backlog was primarily in the military and space end-use markets. Approximately $436.6 million of total backlog is expected to be delivered during 2016.

ENVIRONMENTAL MATTERS
Our business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transport and disposal of hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that threaten to release, or have been released to the environment, and they require us to obtain and maintain licenses and permits in connection with our operations. We may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on us. We anticipate that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain our environmental compliance efforts, however, we do not expect such expenditures to be material in 2016 and the foreseeable future.
SS has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in Adelanto (a.k.a., El Mirage) and Monrovia, California. Based on currently available information, we have accrued approximately $1.5 million for our estimated liabilities related to these sites. For further information, see Note 16 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K. In addition, see “Risk Factors” contained within Part I, Item 1A of this Form 10-K for certain risks related to environmental matters.
EMPLOYEES
As of December 31, 2015, we employed approximately 2,900 people, of which approximately 350 are subject to collective bargaining agreements expiring on July 1, 2018 and January 5, 2018. We believe our relations with our employees are good. See “Risk Factors” contained within Part I, Item 1A of this Form 10-K for additional information regarding certain risks related to our employees.
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
In July 2015, we completed the refinancing of our existing debt by entering into a new credit facility to replace the existing credit facilities. The new credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“New Term Loan”), and a $200.0 million senior secured revolving credit facility (“New Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “New Credit Facilities”).
At December 31, 2015, we had approximately $245.0 million of outstanding long-term debt under the New Term Loan. As a result, we currently have a relatively higher level of indebtedness than industry participants. The debt was the direct result of our LaBarge Acquisition.
Our ability to complete a debt refinancing in the future may be limited, as discussed below in this risk factor. We may have to undertake alternative financing plans, such as selling assets; reducing or delaying scheduled expansions and/or capital investments; or seeking various forms of capital. Our ability to complete alternative financing plans may be affected by circumstances and economic events outside of our control. We cannot ensure that we would be able to refinance our debt or enter into alternative financing plans in adequate amounts on commercially reasonable terms, terms acceptable to us or at all, or that such plans guarantee that we would be able to meet our debt obligations.
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

•
expose us to the risk of increased borrowing costs and higher interest rates as approximately one half of our borrowings under our New Credit Facilities bear interest at variable rates, which could further adversely impact our cash flows;

•	limit our flexibility to plan for and react to changes in our business and the industry in which we compete;

•	restrict us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	expose us to risk of rating agency downgrades and unfavorable changes in the global credit markets; and

•	make it more difficult for us to satisfy our obligations with respect to the New Credit Facilities and our other debt.
The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations in respect of our outstanding debt.
We require a considerable amount of cash to service our indebtedness.
Our ability to make payments on and to refinance our debt in the future and to fund planned capital expenditures and working capital needs, will depend upon our ability to generate significant cash in the future. Our ability to generate cash is subject to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

The New Credit Facilities bear interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as a London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 1.50% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In October 2015, we entered into interest rate cap hedges designated as cash flow hedges, with maturity dates of June 2020 and notional value in aggregate, totaling approximately $135.0 million. At December 31, 2015, the outstanding balance on the New Credit Facilities was approximately $245.0 million with an interest rate of approximately 3.07%. Should interest rates increase significantly, even though approximately $135.0 million of our debt was hedged, our debt service cost will increase. Any inability to generate sufficient cash flow could have a material adverse effect on our financial condition or results of operations.
While we expect to meet all of our financial obligations, we cannot ensure you that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.
We require a considerable amount of cash to fund our anticipated voluntary principal prepayments on our New Credit Facilities.
Our ability to continue to reduce the debt outstanding under our New Credit Facilities through voluntary principal prepayments will be a contributing factor to our ability to meet the leverage ratio covenant and keeping our interest rate towards the lower end of the interest rate range as defined in the New Credit Facilities. Our ability to make such prepayments will depend upon our ability to generate significant cash in the future. We cannot ensure that our business will generate sufficient cash flow from operations to fund any such prepayments.
The covenants in the credit agreement to our New Credit Facilities impose restrictions that may limit our operating and financial flexibility.
We are required to comply with a leverage covenant as defined in the credit agreement to the New Credit Facilities. The leverage covenant is defined as Consolidated Funded Indebtedness less unrestricted cash and cash equivalents in excess of $10.0 million, divided by consolidated earnings before interest, taxes and depreciation and amortization (“EBITDA”). The leverage covenant decreases over the term of the New Credit Facilities, which will require us to lower our outstanding debt or increase our EBITDA in the future. We believe the voluntary prepayments on the New Credit Facilities will help reduce our leverage, as defined in the credit agreement.
At December 31, 2015, we were in compliance with the leverage covenant under the New Credit Facility. However, there is no assurance that we will continue to be in compliance with the leverage covenant in future periods.
Our credit agreement to the New Credit Facilities contains a number of significant restrictions and covenants that limit our ability, among other things, to incur additional indebtedness, to create liens, to make certain payments, investments, to engage in transactions with affiliates, to sell certain assets or enter into mergers.
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
A breach of any covenant in credit agreement to the New Credit Facilities would result in a default under the New Credit Facilities agreement. A default, if not waived, could result in acceleration of the debt outstanding under the agreement. A default could permit our lenders to foreclose on any of our assets securing such debt. Even if new financing were available at that time, it may not be on terms or amounts that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, results of operations and financial condition could be materially and adversely affected.
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
We currently generate a majority of our revenue from customers in the aerospace and defense industry. Our business depends, in part, on the level of new military and commercial aircraft orders. As a result, we have significant sales to certain customers. Sales to the Boeing Company comprise the majority of our commercial aerospace end-use market. A significant portion of our net sales in our military and space end-use markets are made under subcontracts with OEMs, under their prime contracts with the U. S. Government. We had significant sales to Raytheon Company in 2015 in our defense technologies end-use market.
Our customers may experience delays in the launch of new products, labor strikes, diminished liquidity or credit unavailability, weak demand for their products, or other difficulties in their business. In addition, sequestration and a shift in government spending priorities are causing additional uncertainty in the placement of orders.
Our sales to our top ten customers, which represented approximately 56% of our total 2015 net revenues, were diversified over a number of different military and space, commercial aerospace, natural resources, industrial, medical and other products. Any significant change in production rates by these customers would have a material effect on our results of operations and cash flows. There is no assurance that our current significant customers will continue to buy products from us at current levels, and that we will retain any or all of our existing customers, or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers. This risk may be further complicated by pricing pressures, intense competition prevalent in our industry and other factors. A significant reduction in sales to any of our major customers, the loss of a major customer, or a default of a major customer on accounts receivable could have a material adverse impact on our financial results.
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
Further, the levels of U.S. Department of Defense (“U.S. DoD”) spending in future periods are difficult to predict and are subject to significant risks. Certain U.S. Government programs in which we participate may extend for several years; however, these programs are typically funded annually. Changes in the government’s strategy and priorities may affect our existing programs and future opportunities. Our government contracts and related orders with the U.S. Government are subject to cancellation, or delay, if appropriations for subsequent performance periods are not made. The termination of funding for existing or new U.S. Government programs, or delays in payment, could have a material adverse effect on our financial results. We have already experienced significant budgetary delays and constraints that have resulted in reduced spending levels, and additional reductions may occur. In August 2011, the Budget Control Act (“The Act”) established limits on U.S. Government discretionary spending, including a reduction of defense spending by approximately $490.0 billion between the 2012 and 2021 U.S. Government fiscal years (“FY”). The Act also provided that the defense budget would face “sequestration” cuts of up to an additional $500.0 billion during that same period to the extent that discretionary spending limits are exceeded. The impact of sequestration cuts has been reduced for FY 2016 and FY 2017, after the enactment of The Bipartisan Budget Act of 2015 in November 2015. However, long-term uncertainty remains as it relates to overall levels of defense spending and it is likely that the U.S. Government discretionary spending levels will continue to be subject to significant pressure, including the risk of future sequestration cuts.
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
We enter into contracts providing for a firm, fixed-price for the sale of some of our products regardless of the production costs incurred by us. In many cases, we make multi-year firm, fixed-price commitments to our customers, without assurance that our anticipated production costs will be achieved. Contract bidding and accounting require judgment relative to assessing risks, estimating contract net sales and costs, including estimating cost increases over time and efficiencies to be gained, and making assumptions for supplier sourcing and quality, manufacturing scheduling and technical issues over the life of the contract. Such assumptions can be particularly difficult to estimate for contracts with new customers. Our failure to accurately estimate these costs can result in reduced profits or incurred losses. Because of the significance of the judgments and estimates involved, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Therefore, any changes in our underlying assumptions, circumstances or estimates could have a material adverse effect on our financial results. For example, in the third quarter of 2015, we recorded a charge in the SS segment related to a regional jet program for estimated cost overruns of approximately $10.0 million. See “Revenue Recognition” and “Provision for Estimated Losses on Contracts” in Part II, Item 7, Management’s Discussion and Analysis—Critical Accounting Policies, of this Annual Report on Form 10-K for further information.
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
Goodwill is tested for impairment on an annual basis during our fourth quarter or more frequently if events or circumstances occur which could indicate potential impairment. Our annual goodwill impairment testing in the fourth quarter of 2015 indicated the carrying value exceeding the fair value of the SS reporting unit as a result of the lowered revenue outlook in our military and space end-use markets due to the decrease in U.S. government defense spending and thus, requiring us to perform Step Two of the goodwill impairment test. Based on the Step Two test, we impaired the entire goodwill for the SS reporting unit of approximately $57.2 million. See Note 7 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further discussion.
We also test intangible assets with indefinite life periods for potential impairment annually and on an interim basis if there are indicators of potential impairment. In performing our annual impairment test in the fourth quarter of 2015, we concluded the fair value of the indefinite-lived trade name to be zero as a result of divesting businesses in ES and our discontinuation of the use of the trade name. Thus, we recorded an impairment of approximate $32.9 million, which was the remaining carrying value of the trade name. See Note 7 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further discussion.
In addition, we evaluate amortizable intangible assets, fixed assets, and production cost of contracts for impairment if there are indicators of a potential impairment.
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
Further, additional impairment charges may be incurred against other intangible assets or long-term assets if asset utilization declines, customer demand declines or other circumstances indicate that the asset carrying value may not be recoverable.
Our production cost of contracts as of December 31, 2015 was approximately $10.3 million or 2% of total assets. Our goodwill and other intangible assets as of December 31, 2015 were approximately $193.2 million, or 34% of total assets. See “Goodwill and Indefinite-Lived Intangible Assets” and “Production Cost of Contracts” in Part II, Item 7, Management’s Discussion and Analysis—Critical Accounting Policies, and Note 7 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
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
Several of our major customers have completed extensive cost containment efforts and we expect continued pricing pressures in 2016 and beyond. Competitive pricing pressures may have an adverse effect on our financial condition and operating results. Further, there can be no assurance that competition from existing or potential competitors in other segments of our business will not have a material adverse effect on our financial results. If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.
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
We are subject to various U.S. and foreign environmental laws and regulations, including those relating to the use, storage, transport, discharge and disposal of hazardous chemicals and materials used and emissions generated during our manufacturing process. We do not carry insurance for these potential environmental liabilities. Any failure by us to comply with present or future regulations could subject us to future liabilities or the suspension of production, which could have a material adverse effect on our financial results. Moreover, some environmental laws relating to contaminated sites can impose joint and several liability retroactively regardless of fault or the legality of the activities giving rise to the contamination. Compliance with existing or future environmental laws and regulations may require extensive capital expenditures, increase our cost or impact our production capabilities. Even if such expenditures are made, there can be no assurance that we will be able to comply. We have been directed to investigate and take corrective action for groundwater contamination at certain sites. Our ultimate liability for such matters will depend upon a number of factors. See Note 16 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
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
Certain of our manufacturing facilities and offices are leased and have lease terms that expire between 2016 and 2020. The majority of these leases provide renewal options at the fair market rental rate at the time of renewal, which, if renewed, could be significantly higher than our current rental rates. We may be unable to offset these cost increases by charging more for our products and services. Furthermore, continued economic conditions may continue to negatively impact and create greater pressure in the commercial real estate market, causing higher incidences of landlord default and/or lender foreclosure of properties, including properties occupied by us. While we maintain certain non-disturbance rights in most cases, it is not certain that such rights will in all cases be upheld and our continued right of occupancy in such instances is potentially jeopardized. An occurrence of any of these events could have a material adverse effect on our financial results.
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
We have operations located in regions of the U.S. that may be exposed to damaging storms, earthquakes and other natural disasters. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance, we do not carry any earthquake insurance because of the cost of such insurance. Many of our properties are located in Southern California, an area subject to earthquake activity. Our California facilities generated approximately $213.2 million in net sales during 2015. Even if covered by insurance, any significant damage or destruction of our facilities due to storms, earthquakes or other natural disasters could result in our inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to us. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations.
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
As of December 31, 2015, we employed approximately 2,900 people. Two of our operating units are parties to collective bargaining agreements, covering approximately 130 full time hourly employees in one of those operating units and approximately 220 full time hourly and salary employees in the other operating unit, and will expire July 1, 2018 and January 5, 2018, respectively. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, if we are unable to negotiate acceptable collective bargaining agreements with the unions or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely impact the reliability of our financial reports, cause us to submit our financial reports in an untimely fashion, result in material misstatements in our financial statements and cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our common stock.
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2015, we have concluded that there is a material weakness in our internal control over financial reporting. The material weakness was originally identified in the year ended December 31, 2014, and relates to ineffective monitoring controls over the accuracy and appropriate classification of reported labor hours associated with contracts accounted for under the percentage-of-completion method using the units of delivery. Specifically, we did not maintain proper segregation of duties and monitoring controls over the accuracy and appropriate classification of underlying direct and indirect labor hour data used in our estimates to identify and record contract forward loss reserves. This material weakness could result in a material misstatement of account balances or disclosures that would result in a misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Thus, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2015.
Under standards established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We have and will continue to take additional measures to remediate the underlying causes of the material weakness noted above. As we continue to evaluate and work to remediate the material weakness, we may determine to take additional measures to address the control deficiencies. Also, see Item 9A in Part II of this Form 10-K. We expect to incur additional costs remediating this material weakness.
Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our measures may not prove to be successful in remediating this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements and debt covenant requirements.
Future restatements of our consolidated financial statements and possible related events, should they occur, may consume our time and resources and may have an adverse effect on our business and stock price.
In 2014, our Annual Report on Form 10-K included the restatement of our consolidated financial statements to correct errors in prior periods primarily related to (i) a long-term contract (“Contract”) following the discovery of misconduct by employees in the recording of direct labor costs to the Contract from 2009 through the third quarter 2014 which resulted in the identification of a forward loss provision that should have been recorded in 2009 and the impact on subsequent periods of adjustments to the forward loss provision based on information available at the time; and (ii) the year end reconciliation of income taxes payable and deferred tax balances identified errors primarily in 2013, 2012, and 2011.
As with all corporate controls, we cannot be certain that the measures we have taken to remedy the errors since they were discovered will ensure that no errors will occur in the future. Further, the future restatements, if any, may affect investor confidence in the accuracy of our financial reporting and disclosures, may raise reputational issues for our business and may negatively impact our stock price.
Although the restatement was completed in the 2014 Annual Report on Form 10-K that was filed in the prior year, we cannot guarantee that we will not receive regulatory inquiries or be subject to litigation regarding our restated financial statements or related matters. Were any such future regulatory inquiries or litigation to occur, regardless of the outcome, such actions would likely consume internal resources and result in additional legal and consulting costs.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We occupy approximately 32 owned or leased facilities, totaling over 2.2 million square feet of manufacturing area and office space. At December 31, 2015, facilities which were in excess of 50,000 square feet each were occupied as follows:

Location	Segment	Square Feet	Expiration of Lease
Carson, California	Structural Systems	286,000	Owned
Monrovia, California	Structural Systems	274,000	Owned
Coxsackie, New York	Structural Systems	168,000	Owned
Pittsburgh, Pennsylvania	Electronic Systems	136,000	2017
Parsons, Kansas	Structural Systems	120,000	Owned
Carson, California	Electronic Systems	117,000	2016
Phoenix, Arizona	Electronic Systems	100,000	2017
Joplin, Missouri	Electronic Systems	92,000	2016
Appleton, Wisconsin	Electronic Systems	77,000	Owned
Orange, California	Structural Systems	76,000	Owned
Adelanto, California	Structural Systems	74,000	Owned
Huntsville, Arkansas	Electronic Systems	69,000	2020
Iuka, Mississippi	Electronic Systems	66,000	2016
Carson, California	Structural Systems	65,000	2019
Joplin, Missouri	Electronic Systems	55,000	Owned
Tulsa, Oklahoma	Electronic Systems	55,000	Owned
Huntsville, Alabama	Electronic Systems	52,000	2017
Berryville, Arkansas	Electronic Systems	52,000	Owned
Management believes these properties are adequate to meet our current requirements, are in good condition and are suitable for their present use.
Subsequent to our year ended December 31, 2015 we entered into agreements with separate buyers and sold our Pittsburgh, Pennsylvania operation on January 22, 2016 and our Huntsville, Alabama and Iuka, Mississippi (collectively, “Miltec”) operations that are expected to be completed by the end of the second fiscal quarter of 2016.

ITEM 3. LEGAL PROCEEDINGS
See Note 16 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for a description of our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol DCO. As of December 31, 2015, we had approximately 194 holders of record of our common stock. We have not paid any dividends since the first quarter of 2011 and we do not expect to pay dividends for the foreseeable future. See “Available Liquidity” in Part II, Item 7, Management’s Discussion and Analysis—Liquidity and Capital Resources—Available Liquidity, of this Annual Report on Form 10-K for further discussion on dividend restrictions under our Credit Facility. The following table sets forth the high and low closing prices per share of our common stock as reported on the New York Stock Exchange for the fiscal periods indicated:

	Years Ended December 31,
	2015		2014
	High	Low	High	Low
First Quarter	$27.00	$24.09	$31.35	$22.80
Second Quarter	$33.22	$23.07	$27.74	$22.45
Third Quarter	$26.12	$19.14	$32.00	$22.60
Fourth Quarter	$23.28	$14.96	$29.54	$23.52
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

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Part II, Item 7 and Part IV, Item 15(a) of this Annual Report on Form 10-K (“Form 10-K”):

	(In thousands, except per share amounts) Years Ended December 31,
	2015(a)(b)	2014	2013(c)	2012	2011(d)(e)
Net Revenues	$666,011	$742,045	$736,650	$747,037	$580,914
Gross Profit as a Percentage of Net Revenues	15.1%	18.9%	16.9%	19.3%	18.2%
(Loss) Income Before Taxes	(106,590)	26,240	9,385	24,124	(53,798)
Income Tax (Benefit) Expense	(33,308)	6,373	(1,993)	6,501	(4,877)
Net (Loss) Income	$(73,282)	$19,867	$11,378	$17,623	$(48,921)
Per Common Share
Basic (loss) earnings per share	$(6.63)	$1.82	$1.06	$1.67	$(4.64)
Diluted (loss) earnings per share	$(6.63)	$1.79	$1.05	$1.66	$(4.64)
Dividends per share (f)	$—	$—	$—	$—	$0.07
Working Capital	$180,624	$217,670	$225,323	$219,774	$218,665
Total Assets	$561,420	$747,599	$762,645	$777,275	$805,823
Long-Term Debt, Including Current Portion	$245,026	$290,052	$332,702	$365,744	$392,240
Total Shareholders’ Equity	$187,331	$256,570	$234,271	$215,217	$195,640

(a)
The results for 2015 included a goodwill impairment charge in our SS operating segment and an indefinite-lived trade name intangible asset impairment charge in our ES operating segment of approximately $57.2 million and $32.9 million, respectively, resulting from our annual impairment testing.

(b)	The results for 2015 included a loss on extinguishment of debt of approximately $14.7 million related to the retirement of the $200.0 million senior unsecured notes and existing credit facility.

(c)
The results for 2013 included an approximate $14.1 million in charges related to the Embraer Legacy 450/500 and Boeing 777 wing tip contracts and was comprised of approximately $7.0 million of asset impairment charges for production cost of contracts; approximately $5.2 million of forward loss reserves and approximately $1.9 million of inventory write-offs.

(d)	In June 2011, we acquired LaBarge Inc., which is now a part of our ES operating segment. The acquisition was accounted for as a business combination.

(e)
The results for 2011 included a goodwill impairment charge of approximately $54.3 million resulting from our annual impairment testing. The 2011 results also include approximately $2.4 million of inventory step-up adjustments in cost of sales and approximately $16.1 million of merger-related transaction expenses.

(f)	We suspended payments of dividends after the first quarter of 2011.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Ducommun Incorporated (“Ducommun,” “the Company,” “we,” “us” or “our”) is a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace, defense, industrial, natural resources, medical and other industries. We differentiate ourselves as a full-service solution-based provider, offering a wide range of value-added products and services in our primary businesses of electronics, structures and integrated solutions. We operate through two primary business segments: Electronic Systems and Structural Systems, each of which is a reportable segment. In the fourth quarter of 2015, we renamed our operating segments as Electronic Systems (“ES”) and Structural Systems (“SS”). ES was formerly known as Ducommun LaBarge Technologies (“DLT”) and SS was formerly known as Ducommun AeroStructures (“DAS”). There were no regrouping of revenues or expenses as a result of the operating segments name change.
Portfolio Repositioning Activities

•	The Houston facility was closed in the fourth quarter as a result of the significant decline in the oil and gas market. Revenue for 2015 was approximately $10 million.

•
In the first quarter of 2016, the Pittsburgh operation was sold as part of our overall strategy to streamline operations, including consolidating our footprint. Revenue for 2015 was approximately $42 million. The Miltec operation was also being sold as part of our overall strategy to streamline operations. Revenue for 2015 was approximately $28 million.

In aggregate, these businesses had 2015 revenue of approximately $80.0 million and are part of our Electronic Systems operating segment. Following these actions, we anticipate that the composition of our total revenue in 2016 will shift to 90% aerospace and defense and 10% industrial.
Recap of the year ended December 31, 2015:

•	Net revenues were approximately $666.0 million

•	Net loss was approximately $73.3 million, or $6.63 per share, which includes approximately $90.2 million, pre-tax, in goodwill and intangible charges

•	Adjusted EBITDA was approximately $49.5 million

•	Cash flow from operating activities was approximately $23.7 million

•	We made voluntary principal prepayments on our term loan in aggregate totaling approximately $45.0 million
See Non-GAAP Financial Measures below for certain information regarding adjusted EBITDA, including reconciliation of adjusted EBITDA to net (loss) income.
Non-GAAP Financial Measures
When viewed with our financial results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and accompanying reconciliations, we believe adjusted EBITDA provides additional useful information to clarify and enhance the understanding of the factors and trends affecting our past performance and future prospects. We define these measures, explain how they are calculated and provide reconciliations of these measures to the most comparable GAAP measure in the tables below. Adjusted EBITDA and the related financial ratios, as presented in this Annual Report on Form 10-K (“Form 10-K”), are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as measures of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.
We use adjusted EBITDA non-GAAP operating performance measures internally as complementary financial measures to evaluate the performance and trends of our businesses. We present adjusted EBITDA and the related financial ratios, as applicable, because we believe that measures such as these provide useful information with respect to our ability to meet our future debt service, capital expenditures, working capital requirements and overall operating performance.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

•	They do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	They do not reflect changes in, or cash requirements for, our working capital needs;

•	They do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•	They are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;

•	They do not reflect the impact on earnings of charges resulting from matters unrelated to our ongoing operations; and

•	Other companies in our industry may calculate adjusted EBITDA differently from us, limiting their usefulness as comparative measures.
Because of these limitations, adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA only as supplemental information. See our consolidated financial statements contained in this Form 10-K.
However, in spite of the above limitations, we believe that adjusted EBITDA is useful to an investor in evaluating our results of operations because these measures:

•
Are widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such terms, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;

•	Help investors to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating performance; and

•	Are used by our management team for various other purposes in presentations to our Board of Directors as a basis for strategic planning and forecasting.
The following financial items have been added back to our net income when calculating adjusted EBITDA:

•	Interest expense may be useful to investors for determining current cash flow;

•	Debt extinguishment may be useful to investors for determining current cash flow;

•
Income tax expense may be useful to investors because it represents the taxes which may be payable for the period and the change in deferred taxes during the period, and may reduce cash flow available for use in our business;

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Stock-based compensation may be useful to our investors for determining current cash flow;

•	Asset impairments (including Goodwill and intangible assets) may be useful to our investors because it generally represents a decline in value in our assets used in our operations; and

•	Restructuring charges may be useful to our investors in evaluating our core operating performance.
Reconciliations of net (loss) income to adjusted EBITDA and the presentation of adjusted EBITDA as a percentage of net sales were as follows:

	(In thousands) Years Ended December 31,
	2015	2014	2013
Net (loss) income	$(73,282)	$19,867	$11,378
Interest expense	18,709	28,077	29,918
Loss on extinguishment of debt	14,720	—	—
Income tax (benefit) expense	(33,308)	6,373	(1,993)
Depreciation	15,707	15,277	15,547
Amortization	11,139	13,747	15,379
Stock-based compensation expense	3,495	3,725	2,438
Goodwill impairment (1)	57,243	—	—
Intangible asset impairment (2)	32,937	—	—
Restructuring charges	2,125	—	—
Asset impairment (3)	—	—	6,975
Adjusted EBITDA	$49,485	$87,066	$79,642
% of net revenues	7.4%	11.7%	10.8%

(1)	2015 includes goodwill impairment related to the SS operating segment.

(2)	2015 includes intangible asset impairment related to the ES operating segment.

(3)	2013 includes asset impairment charges for the Embraer Legacy 450/500 contracts and Boeing 777 wing tip contract.
Adjusted EBITDA decreased in 2015 compared to 2014 primarily due to a net loss as a result of lower net revenues and lower gross margin.
Adjusted EBITDA increased in 2014 compared to 2013 primarily due to fourth quarter 2013 charges of approximately $14.1 million for the Embraer Legacy 450/500 and Boeing 777 wing tip contracts which for the year, net to approximately $7.0 million.

RESULTS OF OPERATIONS
2015 Compared to 2014
The following table sets forth net revenues, selected financial data, the effective tax (benefit) rate and diluted earnings per share:

	(in thousands, except per share data) Years Ended December 31,
	2015	% of Net Revenues	2014	% of Net Revenues
Net Revenues	$666,011	100.0%	$742,045	100.0%
Cost of Sales	565,219	84.9%	601,713	81.1%
Gross Profit	100,792	15.1%	140,332	18.9%
Selling, General and Administrative Expenses	85,921	12.9%	88,565	11.9%
Goodwill Impairment	57,243	8.6%	—	—%
Intangible Asset Impairment	32,937	4.9%	—	—%
Operating (Loss) Income	(75,309)	(11.3)%	51,767	7.0%
Interest Expense	(18,709)	(2.8)%	(28,077)	(3.8)%
Loss on Extinguishment of Debt	(14,720)	(2.2)%	—	—%
Other Income, Net	2,148	0.3%	2,550	0.3%
(Loss) Income Before Taxes	(106,590)	(16.0)%	26,240	3.5%
Income Tax (Benefit) Expense	(33,308)	nm	6,373	nm
Net (Loss) Income	$(73,282)	(11.0)%	$19,867	2.7%

Effective Tax (Benefit) Rate	(31.2)%	nm	24.3%	nm
Diluted (Loss) Earnings Per Share	$(6.63)	nm	$1.79	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during 2015 and 2014, respectively, were as follows:

		(In thousands) Years Ended December 31,		% of Net Sales
	Change	2015	2014	2015	2014
Consolidated Ducommun
Military and space
Defense technologies	$(29,046)	$212,537	$241,583	32%	32%
Defense structures	(49,204)	75,094	124,298	11%	17%
Commercial aerospace	7,158	249,301	242,143	38%	33%
Natural resources	(9,881)	35,339	45,220	5%	6%
Industrial	3,626	46,287	42,661	7%	6%
Medical and other	1,313	47,453	46,140	7%	6%
Total	$(76,034)	$666,011	$742,045	100%	100%

SS
Military and space (defense structures)	$(49,204)	$75,094	$124,298	27%	39%
Commercial aerospace	2,567	198,225	195,658	73%	61%
Total	$(46,637)	$273,319	$319,956	100%	100%

ES
Military and space (defense technologies)	$(29,046)	$212,537	$241,583	54%	57%
Commercial aerospace	4,591	51,076	46,485	13%	11%
Natural resources	(9,881)	35,339	45,220	9%	11%
Industrial	3,626	46,287	42,661	12%	10%
Medical and other	1,313	47,453	46,140	12%	11%
Total	$(29,397)	$392,692	$422,089	100%	100%
Net revenues for 2015 were approximately $666.0 million compared to approximately $742.0 million for 2014. The year-over-year decrease was due to the following:

•
Approximately 21% lower revenues in our military and space end-use markets mainly due to a decrease in U.S. government defense spending and shifting spending priorities, which impacted our fixed-wing and helicopter platforms and pushed out scheduled deliveries of these products to customers;

•	Approximately 4% lower revenues from non-aerospace and defense (“non-A&D”) end-use markets; and

•	Partially offset by an approximate 3% increase in revenues in commercial aerospace end-use markets.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Years Ended December 31,
	2015	2014
Boeing	16%	20%
Raytheon	9%	9%
Top ten customers	56%	59%

The revenues from Boeing and Raytheon are diversified over a number of commercial, military and space programs and were made by both operating segments.

Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin decreased to approximately 15% in 2015 compared to approximately 19% in 2014 primarily due to higher cost of sales relative to net revenues primarily the result of an approximate $14.0 million attributable to lower manufacturing volume and an approximate $10.6 million of higher forward loss reserves related to a regional jet program. Another factor contributing to the reduction in gross profit include an approximate $7.8 million due to unfavorable product mix. The difference in the results was also impacted by a 2014 nonrecurring reversal of an approximate $3.4 million forward loss reserve related to a customer settlement.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses decreased in 2015 primarily due to to lower accrued compensation and benefit costs of approximately $2.9 million and lower discretionary expenses as a result of the cost savings initiatives we have implemented, partially offset by higher professional service fees of approximately $1.9 million and restructuring charges related to severance and benefits and early termination of leases of approximately $2.1 million.
Goodwill Impairment
In 2015, the non-cash charge from the impairment of the entire goodwill in the SS reporting unit was the result of the annual impairment test during the fourth quarter of 2015 that indicated the carrying value exceeded the fair value. The decrease in fair value was due to the lowered revenue outlook in our military and space end-use markets caused by the decrease in U.S. government defense spending. Therefore, requiring us to perform Step Two of the goodwill impairment test. Based on the Step Two test, we impaired the entire goodwill for the SS reporting unit of approximately $57.2 million. No such impairment was required in 2014.
Intangible Asset Impairment
In 2015, the non-cash charge from the impairment of an intangible asset in ES was due to divesting businesses in ES and discontinued use of the indefinite-lived trade name intangible asset going forward of approximately $32.9 million. No such impairment was required in 2014.
Interest Expense
Interest expense decreased in 2015 compared to 2014 primarily due to lower outstanding debt balance and lower interest rate on our outstanding debt as a result of completing the refinancing of our debt in July 2015. See Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on our long-term debt.
Loss on Extinguishment of Debt and Other Income
Loss on extinguishment of debt for 2015 was made up of the call premium to retire the existing $200.0 million senior unsecured notes in July 2015 of approximately $9.8 million, the write off of the unamortized debt issuance costs associated with the existing $200.0 million senior unsecured notes of approximately $2.1 million, the write off of the unamortized debt issuance costs associated with the existing senior secured term loan and existing senior secured revolving credit facility of approximately $2.8 million when the existing senior secured term loan was paid off with both debt instruments being replaced with the New Credit Facilities. See Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on our long-term debt.
Other income decreased in 2015 compared to 2014 primarily due to lower insurance recoveries related to property and equipment of approximately $1.1 million.
Income Tax (Benefit) Expense
We recorded income tax benefit of approximately $33.3 million (an effective tax benefit rate of 31%) in 2015, compared to an income tax expense of approximately $6.4 million (an effective tax rate of 24%) in 2014. The change in effective tax rate in 2015 compared to 2014 was primarily due to the pre-tax loss in 2015, which can be carried back to reduce income taxes paid in 2014 and 2013 or carried forward. This was partially offset by the tax impact of the goodwill impairment of approximately $7.2 million and a reduction in Internal Revenue Code (“IRC”) Section 199 deduction for qualified domestic production activities of approximately $1.1 million.
Our effective tax benefit rate of approximately 31% for 2015 includes a research and development (“R&D”) benefit of approximately $2.6 million in 2015 compared to a benefit of approximately $2.4 million in 2014. The benefit recorded in 2015 was due to the President of the United States signing into law on December 18, 2015, the Protecting Americans from Tax Hikes Act (“PATH”), which permanently extends the research and development credit.
Net (Loss) Income and (Loss) Earnings per Diluted Share
Net loss and loss per share for 2015 were approximately $(73.3) million, or $(6.63) per share, compared to approximately $19.9 million, or $1.79 per diluted share, for 2014. The net loss in 2015 was primarily the result of an approximate $57.2 non-cash goodwill impairment charge in the SS segment and an approximate $39.5 million of lower gross profit mainly due to lower revenues. Other factors contributing to the reduction in net income from the prior year include an approximate $32.9 million non-cash charge related to the impairment of the indefinite-lived trade name in the ES segment and an approximate $14.7 million loss on extinguishment of debt. These items were partially offset by lower 2015 income tax expense of approximately $39.7 million and lower interest expense of approximately $9.4 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: SS and ES. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2015 and 2014:

	%	(In thousands) Years Ended December 31,		% of Net Sales	% of Net Sales
	Change	2015	2014	2015	2014
Net Revenues
SS	(14.6)%	$273,319	$319,956	41.0%	43.1%
ES	(7.0)%	392,692	422,089	59.0%	56.9%
Total Net Revenues	(10.2)%	$666,011	$742,045	100.0%	100.0%
Segment Operating (Loss) Income
SS		$(53,010)	$34,949	(19.4)%	10.9%
ES		(4,472)	34,599	(1.1)%	8.2%
		(57,482)	69,548
Corporate General and Administrative Expenses (1)		(17,827)	(17,781)	(2.7)%	(2.4)%
Total Operating (Loss) Income		$(75,309)	$51,767	(11.3)%	7.0%
Adjusted EBITDA
SS
Operating (Loss) Income (2)(3)		$(53,010)	$34,949
Other Income (4)		1,510	2,550
Depreciation and Amortization		9,417	10,959
Goodwill Impairment		57,243	—
Restructuring Charges		1,294	—
		16,454	48,458	6.0%	15.1%
ES
Operating (Loss) Income (3)(5)		(4,472)	34,599
Other Income		712	—
Depreciation and Amortization		17,267	17,928
Intangible Asset Impairment		32,937	—
Restructuring Charges		831	—
		47,275	52,527	12.0%	12.4%
Corporate General and Administrative Expenses (1)
Operating Loss		(17,827)	(17,781)
Other Expense		(74)	—
Depreciation and Amortization		162	137
Stock-Based Compensation Expense		3,495	3,725
		(14,244)	(13,919)
Adjusted EBITDA		$49,485	$87,066	7.4%	11.7%
Capital Expenditures
SS		$11,559	$12,742
ES		4,419	5,782
Corporate Administration		10	30
Total Capital Expenditures		$15,988	$18,554

(1)	Includes costs not allocated to either the SS or ES operating segments.

(2)	Goodwill impairment related to SS operating segment.

(3)	Includes restructuring charges for severance and benefits and loss on early exit from leases of approximately $0.8 million and $1.3 million recorded in the ES and SS operating segments, respectively.

(4)	Insurance recoveries related to property and equipment included as other income.

(5)	Intangible asset impairment related to ES operating segment.
Structural Systems
SS’s net revenues in 2015 decreased approximately 15% compared to 2014 primarily due to an approximate 40% decrease in military and space revenue mainly due to the decrease in U.S. government defense spending and shifting spending priorities which impacted scheduled deliveries on our fixed-wing and helicopter platforms, partially offset by an approximate 1% increase in commercial aerospace revenue.
SS’s operating income decreased in 2015 compared to 2014 primarily as a result of an approximate $57.2 million non-cash goodwill impairment charge and higher forward loss reserves related to a regional jet program of approximately $10.6 million. Other factors contributing to the reduction in operating income from the prior year include an approximate $8.0 million due to lower manufacturing volume and an approximate $7.3 million due to unfavorable product mix. The difference in the results was also impacted by a 2014 nonrecurring reversal of an approximate $3.4 million forward loss reserve related to a customer settlement. An additional factor contributing to the reduction in operating income from the prior year include an approximate $1.3 million of higher costs associated with moving into a new facility.
Adjusted EBITDA was approximately $16.5 million or 6% of revenue for 2015, compared to approximately $48.5 million or 15% of revenue for 2014.
Electronic Systems
ES’s net revenues in 2015 decreased approximately 7% compared to 2014 primarily due to an approximate 12% decrease in military and space revenue mainly due to the decrease in U.S. government defense spending and shifting spending priorities which impacted scheduled deliveries on our fixed-wing and helicopter platforms and an approximate 4% decrease in non-A&D markets revenues, partially offset by an approximate 10% increase in commercial aerospace revenue.
ES’s segment operating income decreased in 2015 compared to 2014 primarily due to a non-cash charge of approximately $32.9 million from the impairment of an indefinite-lived trade name intangible asset and an approximate $6.0 million from lower manufacturing volume.
Adjusted EBITDA was approximately $47.3 million or 12% of revenue for 2015, compared to approximately $52.5 million or 12% of revenue for 2014.
Corporate General and Administrative (“CG&A”)
CG&A expenses was essentially flat in 2015 compared to 2014 primarily due to approximately $1.0 million of higher professional service fees, partially offset by an approximate $0.7 million of lower accrued compensation and benefit costs and lower discretionary expenses as a result of the cost savings initiatives we have implemented.
Backlog
Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net sales. Backlog in non-A&D end-use markets tends to be of a shorter duration and is generally fulfilled within a 3-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net sales.
Backlog was approximately $545.8 million at December 31, 2015, compared to approximately $559.3 million at December 31, 2014, as shown in more detail below. The decrease in backlog was primarily in the defense technologies end-use markets. Approximately $436.6 million of total backlog is expected to be delivered during 2016. The following table summarizes our backlog for 2015 and 2014:

		(In thousands) December 31,
	Change	2015	2014
Consolidated Ducommun (1)
Military and space
Defense technologies	$(16,456)	$168,561	$185,017
Defense structures	(15,968)	58,821	74,789
Commercial aerospace	36,809	269,193	232,384
Natural resources	(14,019)	8,493	22,512
Industrial	(6,892)	17,439	24,331
Medical and other	3,056	23,303	20,247
Total	$(13,470)	$545,810	$559,280
SS
Military and space (defense structures)	$(15,968)	$58,821	$74,789
Commercial aerospace	24,629	224,036	199,407
Total	$8,661	$282,857	$274,196
ES (1)
Military and space (defense technologies)	$(16,456)	$168,561	$185,017
Commercial aerospace	12,180	45,157	32,977
Natural resources	(14,019)	8,493	22,512
Industrial	(6,892)	17,439	24,331
Medical and other	3,056	23,303	20,247
Total	$(22,131)	$262,953	$285,084

(1)
2015 backlog includes an aggregate total of approximately $16.1 million related to our Pittsburgh, Pennsylvania operation that was sold on January 22, 2016 and our Miltec operation that we expect to complete the sale by the end of the second fiscal quarter of 2016.

2014 Compared to 2013
The following table sets forth net revenues, selected financial data, the effective tax (benefit) rate and diluted earnings per share:

	(in thousands, except per share data) Years Ended December 31,
	2014	% of Net Sales 2014	2013	% of Net Sales 2013
Net Revenues	$742,045	100.0%	$736,650	100.0%
Cost of Sales	601,713	81.1%	612,498	83.1%
Gross Profit	140,332	18.9%	124,152	16.9%
Selling, General and Administrative Expenses	88,565	11.9%	84,849	11.5%
Operating Income	51,767	7.0%	39,303	5.3%
Interest Expense	(28,077)	(3.8)%	(29,918)	(4.1)%
Other Income	$2,550	0.3%	$—	—%
Income Before Taxes	26,240	3.5%	9,385	1.3%
Income Tax Expense (Benefit)	6,373	nm	(1,993)	nm
Net Income	$19,867	2.7%	$11,378	1.5%

Effective Tax (Benefit) Rate	24.3%	nm	(21.2)%	nm
Diluted Earnings Per Share	$1.79	nm	$1.05	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during 2014 and 2013, respectively, were as follows:

		(In thousands) Years Ended December 31,		% of Net Sales
	Change	2014	2013	2014	2013
Consolidated Ducommun
Military and space
Defense technologies	$(18,983)	$241,583	$260,566	32%	35%
Defense structures	(12,797)	124,298	137,095	17%	19%
Commercial aerospace	28,889	242,143	213,254	33%	29%
Natural resources	6,096	45,220	39,124	6%	5%
Industrial	(3,975)	42,661	46,636	6%	6%
Medical and other	6,165	46,140	39,975	6%	6%
Total	$5,395	$742,045	$736,650	100%	100%

SS
Military and space (defense structures)	$(12,797)	$124,298	$137,095	39%	43%
Commercial aerospace	17,521	195,658	178,137	61%	57%
Total	$4,724	$319,956	$315,232	100%	100%

ES
Military and space (defense technologies)	$(18,983)	$241,583	$260,566	57%	62%
Commercial aerospace	11,368	46,485	35,117	11%	8%
Natural resources	6,096	45,220	39,124	11%	9%
Industrial	(3,975)	42,661	46,636	10%	11%
Medical and other	6,165	46,140	39,975	11%	10%
Total	$671	$422,089	$421,418	100%	100%
Net revenues for 2014 were approximately $742.0 million compared to approximately $736.7 million for 2013. The net revenue increase reflects an approximate 14% increase in revenue in the commercial aerospace end-use markets and an approximate 7% increase in revenue in the non-A&D end-use markets, partially offset by an approximate 8% decrease in revenue in the military and space end-use markets.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Years Ended December 31,
	2014	2013
Boeing	20%	18%
Raytheon	9%	10%
Top ten customers	59%	57%

The revenues from Boeing and Raytheon are diversified over a number of commercial, military and space programs and were made by both operating segments.
Gross Profit
Gross profit margin and dollars increased in 2014 primarily due to reversal of forward loss reserve as a result of a settlement with a customer, a favorable product mix, an approximately $0.8 million workers’ compensation audit refund related to prior years, combined with charges in the prior year of approximately $14.1 million in the SS operating segment, partially offset by an increase in accrued compensation and benefit costs.
Selling, General and Administrative Expenses
SG&A expenses increased in 2014 primarily due to to higher accrued compensation and benefit costs that was partially offset by lower non-recurring professional fees and the prior year included an approximate $0.5 million charge related to our debt repricing transaction.
Interest Expense
Interest expense decreased in 2014 primarily due to lower outstanding debt balances and interest rate reduction as a result of repricing our term loan towards the end of the first quarter of 2013. See Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on our long-term debt.
Income Tax Expense (Benefit)
We recorded income tax expense of approximately $6.4 million (an effective tax rate of 24%) in 2014, compared to an income tax benefit of approximately $2.0 million (an effective tax benefit rate of 21%) in 2013.
Our effective tax rate of approximately 24% for 2014 was lower than the federal statutory rate of 35% primarily due to the benefit of the federal qualified domestic production activities deduction and the federal research and development tax credit. These benefits were approximately $0.6 million and $2.4 million, respectively. Our effective tax benefit rate of approximately 21% in 2013 was lower than the federal statutory rate of 35% primarily due to the benefit of the federal qualified domestic production activities deduction and the federal research and development tax credit. These benefits were approximately $0.8 million and $4.5 million, respectively. The approximately $4.5 million benefit included approximately $2.0 million of 2012 federal research and development tax credit benefit recognized in the first quarter of 2013. The 2012 benefit was recognized in 2013 as a result of the American Taxpayer Relief Act of 2012 (the “Act”). The Act extended the federal research and development tax credit for the years 2013 and 2012.
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

Business Segment Performance
We report our financial performance based upon the two reportable operating segments; SS and ES. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2014 and 2013:

	%	(In thousands) Years Ended December 31,		% of Net Sales	% of Net Sales
	Change	2014	2013	2014	2013
Net Revenues
SS	1.5%	$319,956	$315,232	43.1%	42.8%
ES	0.2%	422,089	421,418	56.9%	57.2%
Total Net Revenues	0.7%	$742,045	$736,650	100.0%	100.0%
Segment Operating Income
SS(2)		$34,949	$19,008	10.9%	6.0%
ES(3)		34,599	37,030	8.2%	8.8%
		69,548	56,038
Corporate General and Administrative Expenses (1)(3)		(17,781)	(16,735)	(2.4)%	(2.3)%
Total Operating Income		$51,767	$39,303	7.0%	5.3%
EBITDA
SS
Operating Income (2)		$34,949	$19,008
Other Income (4)		2,550	—
Depreciation and Amortization		10,959	12,406
		48,458	31,414	15.1%	10.0%
ES
Operating Income (3)		34,599	37,030
Depreciation and Amortization		17,928	18,346
		52,527	55,376	12.4%	13.1%
Corporate General and Administrative Expenses (1)(3)
Operating Loss		(17,781)	(16,735)
Depreciation and Amortization		137	174
		(17,644)	(16,561)
EBITDA		$83,341	$70,229	11.2%	9.5%
Adjusted EBITDA
Asset impairments(2)		$—	$6,975
Adjusted EBITDA		$83,341	$77,204	11.2%	10.5%
Capital Expenditures
SS		$12,742	$8,287
ES		5,782	5,000
Corporate Administration		30	116
Total Capital Expenditures		$18,554	$13,403

(1)	Includes costs not allocated to either the SS or ES operating segments.

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

Structural Systems
SS’s net revenues in 2014 increased approximately 1% primarily due to an approximate 10% increase in commercial aerospace revenue that was partially offset by an approximate 9% decrease in military and space revenue.
The SS operating income and EBITDA increased in 2014 primarily due to a reversal of forward loss reserve as a result of a settlement with a customer, a $0.8 million workers’ compensation audit refund related to prior years, combined with the prior year included charges of approximately $14.1 million related to the Embraer Legacy 450/500 contracts and Boeing 777 wing tip contracts, partially offset by higher freight costs and higher accrued compensation and benefit costs. The SS EBITDA included approximately $2.6 million of insurance recoveries related to property and equipment that was recorded as other income and none in 2013.
Electronic Systems
ES’s net revenues in 2014 increased slightly compared to 2013 reflecting an approximate 32% increase in commercial aerospace revenue, approximate 7% increase in non-aerospace and defense (“non A&D”) markets revenue, partially offset by an approximate 7% decrease in defense technologies revenue.
ES’s segment operating income and EBITDA decreased in 2014 primarily due to higher accrued compensation and benefit costs that was partially offset by favorable product mix.
Corporate General and Administrative (“CG&A”)
CG&A expenses increased in 2014 primarily due to higher accrued compensation and benefit costs and the prior year included an approximate $0.5 million charge related to our debt repricing transaction.

LIQUIDITY AND CAPITAL RESOURCES
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions) December 31,
	2015	2014
Total debt, including long-term portion	$245.0	$290.1
Weighted-average interest rate on debt	3.07%	8.20%
Term Loan interest rate	3.07%	4.75%
Cash and cash equivalents	$5.5	$45.6
Unused Revolving Credit Facility	$198.5	$58.5
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
Further, we are required to make mandatory prepayments of amounts outstanding under the New Term Loan. The mandatory prepayments will be made quarterly, equal to 5.0% per year of the original aggregate principal amount during the first two years and increase to 7.5% per year during the third year, and increase to 10.0% per year during the fourth year and fifth years, with the remaining balance payable on June 26, 2020. The loans under the New Revolving Credit Facility are due on June 26, 2020. As of December 31, 2015, we were in compliance with all covenants required under the New Credit Facilities.
We have been making voluntary principal prepayments on a quarterly basis on our senior secured term loan and in conjunction with the closing of the New Credit Facilities in June 2015, we drew down approximately $65.0 million on the New Revolving Credit Facility and used those proceeds along with current cash on hand to extinguish the existing senior secured term loan of approximately $80.0 million. We expensed the unamortized debt issuance costs related to the existing senior secured term loan of approximately $2.8 million as part of extinguishing the existing senior secured term loan during 2015. We also incurred approximately $4.8 million of debt issuance costs related to the New Credit Facilities and those costs are capitalized and being amortized over the five year life of the New Credit Facilities.
In addition, we retired all of the $200.0 million senior unsecured notes (“Existing Notes”) in July 2015. We drew down on the New Term Loan in the amount of $275.0 million. Along with the call notice amount and paying the call premium of approximately $9.8 million, we also paid down the $65.0 million drawn on the New Revolving Credit Facility in the previous quarter. We expensed the call premium of approximately $9.8 million and debt issuance costs related to the Existing Notes of approximately $2.1 million upon extinguishing the Existing Notes during 2015.
Further, we made voluntary principal prepayments of approximately $30.0 million under the New Term Loan during 2015.
Subsequent to our year ended December 31, 2015, we entered into an agreement to sell our operation located in Pittsburgh, Pennsylvania, which is part of our ES operating segment, for a preliminary sales price of approximately $38.5 million in cash, subject to finalization of the working capital amount. We divested this facility as part of our overall strategy to streamline operations, which includes consolidating our footprint. We completed the sale on January 22, 2016. As a result, our future cash flows will be impacted.
Also subsequent to our year ended December 31, 2015, we entered into an agreement to sell our Miltec operation, which is part of our ES operating segment, for a preliminary sales price of approximately $14.6 million in cash, subject to post-closing adjustments. We divested this facility as part of our overall strategy to streamline operations, which includes consolidating our footprint. We expect to complete the sale by the end of the second fiscal quarter of 2016. As a result, our future cash flows will be impacted.
We expect to spend a total of approximately $18.0 million for capital expenditures in 2016 financed by cash generated from operations, which will be higher than 2015, principally to support new contract awards at SS and ES. As part of our strategic plan to become a Tier 2 supplier, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
We believe the ongoing aerospace and defense subcontractor consolidation makes acquisitions an increasingly important component of our future growth. We will continue to make prudent acquisitions and capital expenditures for manufacturing equipment and facilities to support long-term contracts for commercial and military aircraft and defense programs.
We continue to depend on operating cash flow and the availability of our New Credit Facility to provide short-term liquidity. Cash generated from operations and bank borrowing capacity is expected to provide sufficient liquidity to meet our obligations during the next twelve months.

Cash Flow Summary
2015 Compared to 2014
Net cash generated by operating activities during 2015 decreased to approximately $23.7 million compared to approximately $53.4 million during 2014 primarily due to lower net income that was partially offset by improved working capital management.
Net cash used in investing activities during 2015 was approximately $13.5 million compared to approximately $15.5 million during 2014 primarily due to lower capital expenditures that was partially offset by lower insurance recoveries related to property and equipment.
Net cash used in financing activities during 2015 was approximately $50.4 million compared to approximately $41.2 million during 2014 primarily due to voluntary principal prepayments on our existing and new term loans of approximately $45.0 million, call premium paid to redeem the $200.0 million Existing Notes of approximately $9.8 million, that was partially offset by proceeds from the New Term Loan net of redemption of the $200.0 million Existing Notes and repayment of the New Revolving Credit Facility of approximately $65.0 million.
2014 Compared to 2013
Net cash generated by operating activities during 2014 increased to approximately $53.4 million compared to approximately $46.0 million during 2013 primarily due to higher net income.
Net cash used in investing activities during 2014 was approximately $15.5 million compared to approximately $12.3 million during 2013 primarily due to higher capital expenditures, principally to support new contract awards at SS and ES, partially offset by insurance recoveries related to property and equipment.

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
Contractual Obligations
A summary of our contractual obligations at December 31, 2015 was as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including current portion	$245,026	$26	$31,875	$213,125	$—
Future interest on notes payable and long-term debt	29,286	6,755	13,508	9,023	—
Operating leases	9,740	5,169	3,893	678	—
Pension liability	17,897	1,565	3,267	3,484	9,581
Total(1)	$301,949	$13,515	$52,543	$226,310	$9,581

(1)
As of December 31, 2015, we recorded approximately $3.0 million in long-term liabilities related to uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability may increase or decrease over time, therefore, the liability or uncertain tax positions has not been included in the contractual obligations table.

We have estimated that the fair value of our indemnification obligations as insignificant based upon our history with such obligations and insurance coverage and have included no such obligation in the table above.
Our ultimate liability with respect to groundwater contamination at certain SS facilities will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties. The above table does not include obligations related to these matters. See Note 16 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for discussion of our environmental liabilities.
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
We have a significant number of contracts for which we recognize revenue under the contract method of accounting and record revenues and cost of sales on each contract in accordance with the percentage-of-completion method of accounting, using the units-of-delivery method. Under the units-of-delivery method, revenue is recognized based upon the number of units delivered during a period and the costs are recognized based on the actual costs allocable to the delivered units. Costs allocable to undelivered units are reported on the balance sheet as inventory. This method is used in circumstances in which a company produces units of a basic product under production-type contracts in a continuous or sequential production process to buyers’ specifications. These contracts are primarily fixed-price contracts that vary widely in terms of size, length of performance period, and expected gross profit margins.

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

Production Cost of Contracts
Production cost of contracts includes tooling and other special-purpose machinery necessary to build parts as specified in a contract, and non-recurring production costs such as design and engineering costs. Production costs of contracts are recorded to cost of goods sold using the units of delivery method. We review long-lived assets within production costs of contracts for impairment on an annual basis (which we perform during the fourth quarter) or when events or changes in circumstances indicate that the carrying value of our long-lived assets may not be recoverable. An impairment charge is recognized when the carrying value of an asset exceeds the projected undiscounted future cash flows expected from its use and disposal.
Goodwill and Indefinite-Lived Intangible Asset
Our business acquisitions have resulted in the recognition of goodwill. Goodwill is not amortized but is subject to annual impairment tests (which we perform during the fourth quarter) and between annual tests, if events indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value.
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
Goodwill is allocated at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have three internal reporting units; SS, ES and Miltec. Miltec is part of the ES operating segment. The application of the goodwill impairment test requires significant judgment, including the identification of the reporting units, and the determination of both the carrying value and the fair value of the reporting units. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including existing goodwill, to those reporting units. The determination of the fair value of each reporting unit requires significant judgment, including our estimation of future cash flows, which is dependent upon internal forecasts, estimation of the long-term rate of growth of our businesses, estimation of the useful lives of the assets which will generate the cash flows, determination of our weighted-average cost of capital and other factors. In determining the appropriate discount rate, we considered the weighted-average cost of capital for each reporting unit which, among other factors, considers the cost of common equity capital and the marginal cost of debt of market participants.
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
We initially perform an assessment of qualitative factors to determine if it is necessary to perform the two-step goodwill impairment test. We test goodwill for impairment using the two-step method if, based on our assessment of the qualitative factors, we determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we decide to bypass the qualitative assessment. When performing the two-step impairment test, we use a combination of an income approach, which estimates fair value of the reporting unit based upon future discounted cash flows, and a market approach, which estimates fair value using market multiples for transactions in a set of comparable companies. If the carrying value of the reporting unit exceeds its fair value, we then perform the second step of the impairment test to measure the amount of the impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The implied fair value of the reporting unit’s goodwill is calculated by creating a hypothetical purchase price allocation as if the reporting unit had just been acquired. This balance sheet contains all assets and liabilities recorded at fair value (including any intangible assets that may not have any corresponding carrying value on our balance sheet). The implied value of the reporting unit’s goodwill is calculated by subtracting the fair value of the net assets from the fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
We perform our annual goodwill impairment test during the fourth quarter each year. The carrying amounts of goodwill at the date of the most recent annual impairment test for the SS, ES, and Miltec internal reporting units was approximately $57.2 million, $92.0 million, and $8.4 million, respectively. As of the date of our 2015 annual goodwill impairment test, the fair value of the ES and Miltec internal reporting units exceeded their carrying value by approximately 42% and 18%, respectively, and thus, goodwill was not deemed impaired. However, the fair value of the SS reporting unit was less than the carrying amount as a result of the lowered revenue outlook in our military and space end-use markets due to the decrease in U.S. government defense spending. As a result, the second step (“Step Two”) of the goodwill impairment test was performed for the SS reporting unit. The implied fair value of goodwill was determined by allocating the fair value of the tangible and intangible assets and liabilities in a manner similar to a purchase price allocation. The implied fair value of goodwill is then compared to the goodwill’s carrying value to determine if a goodwill impairment exists. As a result of the Step Two test, we recorded a goodwill impairment of approximately $57.2 million which reduced the SS goodwill balance to zero as of December 31, 2015.
We review our indefinite-lived intangible asset for impairment on an annual basis (which we perform during the fourth quarter) or when events or changes in circumstances indicate that more likely than not the fair value of our indefinite-lived intangible asset is less than its carrying value. We compare the fair value of the indefinite-lived intangible asset with its carrying value if the qualitative factors indicate it is more likely than not that the fair value of the asset is less than its carrying value or if we decide to bypass the qualitative assessment. Impairment indicators include, but are not limited to, cost factors, financial performance, adverse legal or regulatory developments, industry and market conditions and general economic conditions. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, we would recognize an impairment loss in the amount of such excess.
We performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of each year. The carrying value of the trade-name indefinite-lived intangible asset as of the date of the 2015 impairment test was approximately $32.9 million. In performing our annual impairment test in the fourth quarter of 2015, we concluded the fair value of the indefinite-lived trade name to be zero as a result of divesting businesses in ES and our discontinuation of the use of the trade name. Thus, we recorded an impairment of approximate $32.9 million, which was the remaining carrying value of the trade name.
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
For performance and restricted stock units, we calculate compensation expense, net of an estimated forfeiture rate, on a straight line basis over the requisite service/performance period of the awards. The performance stock units vest based on a three-year performance cycle. The restricted stock units vest over various periods of time ranging from one to three years. We estimate the forfeiture rate based on our historical experience.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At December 31, 2015, we had borrowings of approximately $245.0 million under our Term Loan which bears interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three-, or six-month interest period chosen by us, plus an applicable margin percentage. This LIBOR rate has a margin of 2.75%. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data together with the report thereon of PricewaterhouseCoopers LLP included in Part IV, Item 15(a) 1 and 2 of this Annual Report on Form 10-K and are included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, as of the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 because of the material weakness in internal control over financial reporting described below. In light of the material weakness described below, management has concluded that the Company’s consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented therein.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, management has identified control deficiencies that constituted a material weakness in our internal control over financial reporting as of December 31, 2015. We did not design and maintain effective monitoring controls over the accuracy and appropriate classification of reported labor hours associated with contracts accounted for under the percentage-of-completion method using units of delivery. Specifically, we did not maintain proper monitoring controls over the accuracy and appropriate classification of underlying direct and indirect labor hour data which were used in our estimates to identify and record contract forward loss reserves. This material weakness resulted in material misstatements of our historical financial statements, which necessitated a restatement of our consolidated financial statements as of December 31, 2013 and for the years ended December 31, 2013 and 2012 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2014 and for each of the quarters in the year ended December 31, 2013 to correct for errors in the contract forward loss reserve and cost of goods sold in each reporting period. Additionally, this material weakness could result in a material misstatement of aforementioned account balances or disclosures that would result in a misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Because of the material weakness described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal Control- Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management’s Remediation Activities
We are committed to remediating the control deficiencies that constitute the material weakness described above by implementing changes to our internal control over financial reporting. Our Chief Financial Officer is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weakness.
Action to be taken or in process:

•
Design and implement our internal controls over the on-going review of the related labor distributions used in our estimates of anticipated costs used in the forward loss reserve analysis; we are also still in the process of testing certain of these processes and procedures.

While significant progress has been made to enhance our internal control over financial reporting relating to the material weakness, additional time will be required to assess and ensure the sustainability of these processes and procedures. We expect to complete the planned remedial actions during 2016, however, we cannot make any assurances that such actions will be completed during 2016. Until the remediation steps set forth above are fully implemented and concluded to be operating effectively, the material weakness described above will continue to exist.
Remediation of Prior Year Material Weaknesses
We previously identified and disclosed in our 2014 Annual Report on Form 10-K (“Form 10-K”) as well as in our Quarterly Report on Form 10-Q (“Form 10-Q”) for each interim period in fiscal 2015, material weaknesses in our internal control over financial reporting regarding the following:

•
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

•
Additionally, we did not maintain an effective control environment as we did not effectively establish the structure, authority, and responsibilities to ensure the objectives of internal control over financial reporting were adequately achieved. Specifically, we did not properly assign and limit authority and responsibilities of certain management and supervisory personnel.

•
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

Throughout 2015, we implemented changes to our processes to improve our internal control over financial reporting. The following steps have been taken to remediate the conditions leading to the above material weaknesses:

•	We completed the implementation of additional on-going oversight, training and communication programs to reinforce our ethical standards and code of conduct across the Company.

•	We enhanced the availability of our hotline by more clearly defining its purpose and ensuring all employees are educated and made aware of that purpose.

•	We engaged third party tax advisors to assist with our methodology of estimating and reconciling tax entries.

•	We implemented new controls and improved existing controls over income tax accounts, including controls over the reconciliation of current and deferred tax asset and liability accounts.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2015.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
The information under the caption “Election of Directors” in the 2016 Proxy Statement is incorporated herein by reference.
Executive Officers of the Registrant
The information under the caption “Executive Officers of the Registrant” in the 2016 Proxy Statement is incorporated herein by reference.
Audit Committee and Audit Committee Financial Expert
The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2016 Proxy Statement is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement is incorporated herein by reference.
Code of Ethics
The information under the caption “Code of Ethics” in the 2016 Proxy Statement is incorporated herein by reference.
Changes to Procedures to Recommend Nominees
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2016 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2016 Proxy Statement is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plan Plans
The following table provides information about our compensation plans under which equity securities are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(c)(2)
Equity Compensation Plans
Approved by security holders (1)	772,179	$20.08	683,453
Not approved by security holders	—	—	—
Total	772,179		683,453

(1)
The number of securities to be issued consists of 483,491 for stock options, 155,191 for restricted stock units and 133,497 for performance stock units at target. The weighted average exercise price applies only to the stock options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Election of Directors” in the 2016 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the caption “Principal Accountant Fees and Services” contained in the 2016 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

Page

Report of Independent Registered Public Accounting Firm	50

Consolidated Balance Sheets - December 31, 2015 and 2014	52

Consolidated Statements of Operations - Years Ended December 31, 2015, 2014, and 2013	53

Consolidated Statements of Comprehensive (Loss) Income - Years Ended December 31, 2015, 2014, and 2013	54

Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2015, 2014, and 2013	55

Consolidated Statements of Cash Flows - Years Ended December 31, 2015, 2014, and 2013	56

Notes to Consolidated Financial Statements	57

Supplemental Quarterly Financial Data (Unaudited)	82

2. Financial Statement Schedule

The following schedule for the years ended December 31, 2015, 2014 and 2013 is filed herewith:

Schedule II - Valuation and Qualifying Accounts	—

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

3. Exhibits

See Item 15(b) for a list of exhibits.	—

Signatures	—

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ducommun Incorporated:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive (loss) income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ducommun Incorporated and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective monitoring controls over the accuracy and appropriate classification of reported labor hours associated with contracts accounted for under the percentage-of-completion method using units of delivery.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred income taxes in 2015.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 14, 2016

Ducommun Incorporated and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$5,454	$45,627
Accounts receivable (less allowance for doubtful accounts of $359 and $252 at December 31, 2015 and December 31, 2014, respectively)	77,089	91,060
Inventories	115,404	142,842
Production cost of contracts	10,290	11,727
Deferred income taxes	—	13,783
Other current assets	14,358	23,702
Assets held for sale	41,636	—
Total Current Assets	264,231	328,741
Property and Equipment, net of accumulated depreciation of $128,533 and $128,457 at December 31, 2015 and December 31, 2014, respectively	96,551	99,068
Goodwill	82,554	157,569
Intangibles, Net	110,621	155,104
Other Assets	7,463	7,117
Total Assets	$561,420	$747,599
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$26	$26
Accounts payable	40,343	58,979
Accrued liabilities	36,458	52,066
Liabilities held for sale	6,780	—
Total Current Liabilities	83,607	111,071
Long-Term Debt, Less Current Portion	245,000	290,026
Deferred Income Taxes	26,528	69,448
Other Long-Term Liabilities	18,954	20,484
Total Liabilities	374,089	491,029
Commitments and Contingencies (Notes 13, 16)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,084,318 and 10,952,268 shares issued at December 31, 2015 and December 31, 2014, respectively	111	110
Additional paid-in capital	75,200	72,206
Retained earnings	117,623	190,905
Accumulated other comprehensive loss	(5,603)	(6,651)
Total Shareholders’ Equity	187,331	256,570
Total Liabilities and Shareholders’ Equity	$561,420	$747,599
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Net Revenues	$666,011	$742,045	$736,650
Cost of Sales	565,219	601,713	612,498
Gross Profit	100,792	140,332	124,152
Selling, General and Administrative Expenses	85,921	88,565	84,849
Goodwill Impairment	57,243	—	—
Intangible Asset Impairment	32,937	—	—
Operating (Loss) Income	(75,309)	51,767	39,303
Interest Expense	(18,709)	(28,077)	(29,918)
Loss on Extinguishment of Debt	(14,720)	—	—
Other Income, Net	2,148	2,550	—
(Loss) Income Before Taxes	(106,590)	26,240	9,385
Income Tax (Benefit) Expense	(33,308)	6,373	(1,993)
Net (Loss) Income	$(73,282)	$19,867	$11,378
(Loss) Earnings Per Share
Basic (loss) earnings per share	$(6.63)	$1.82	$1.06
Diluted (loss) earnings per share	$(6.63)	$1.79	$1.05
Weighted-Average Number of Shares Outstanding
Basic	11,047	10,897	10,695
Diluted	11,047	11,126	10,852
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net (Loss) Income	$(73,282)	$19,867	$11,378
Other comprehensive income (loss), net of tax:
Pension Adjustments:
Amortization of actuarial (loss) gain included in net income, net of tax (expense) benefit of $(330), $156 and $408 for 2015, 2014 and 2013, respectively	(557)	263	685
Actuarial gain (loss) arising during the period, net of tax expense (benefit) of $966, $(1,810), and $1,737 for 2015, 2014 and 2013, respectively	1,605	(3,052)	2,921
Other Comprehensive Income (Loss)	1,048	(2,789)	3,606
Comprehensive (Loss) Income	$(72,234)	$17,078	$14,984
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share data)

	Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2012	10,594,765	$107	$(1,924)	$64,842	$159,660	$(7,468)	$215,217
Net income	—	—	—	—	11,378	—	11,378
Other comprehensive income, net of tax	—	—	—	—	—	3,606	3,606
Stock options exercised	487,163	5	—	8,770	—	—	8,775
Stock repurchased related to the exercise of stock options	(265,174)	(2)	—	(6,805)	—	—	(6,807)
Stock-based compensation	—	—	—	2,438	—	—	2,438
Excess tax expense from share-based compensation	—	—	—	(336)	—	—	(336)
Balance at December 31, 2013	10,816,754	$110	$(1,924)	$68,909	$171,038	$(3,862)	$234,271
Net income	—	—	—	—	19,867	—	19,867
Other comprehensive loss, net of tax	—	—	—	—	—	(2,789)	(2,789)
Stock options exercised	117,149	1	—	2,275	—	—	2,276
Stock repurchased related to the exercise of stock options	(34,597)	(1)	—	(919)	—	—	(920)
Stock awards vested	52,962	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	3,725	—	—	3,725
Excess tax benefits from share-based compensation	—	—	—	140	—	—	140
Retirement of treasury stock	—	(1)	1,924	(1,923)	—	—	—
Balance at December 31, 2014	10,952,268	$110	$—	$72,206	$190,905	$(6,651)	$256,570
Net loss	—	—	—	—	(73,282)	—	(73,282)
Other comprehensive income, net of tax	—	—	—	—	—	1,048	1,048
Stock options exercised	167,523	1	—	3,083	—	—	3,084
Stock repurchased related to the exercise of stock options	(137,194)	(1)	—	(4,209)	—	—	(4,210)
Stock awards vested	101,721	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	3,495	—	—	3,495
Excess tax benefits from share-based compensation	—	—	—	626	—	—	626
Balance at December 31, 2015	11,084,318	$111	$—	$75,200	$117,623	$(5,603)	$187,331
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net (Loss) Income	$(73,282)	$19,867	$11,378
Adjustments to Reconcile Net (Loss) Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	26,846	29,024	30,926
Goodwill impairment	57,243	—	—
Intangible asset impairment	32,937	—	—
Asset impairments	—	—	6,975
Stock-based compensation expense	3,495	3,725	2,438
Deferred income taxes	(30,707)	345	(1,551)
Excess tax benefits from stock-based compensation	(626)	(140)	—
Provision for (recovery of) doubtful accounts	132	(237)	(77)
Noncash loss on extinguishment of debt	4,970	—	—
Other	5,628	(5,713)	5,337
Changes in Assets and Liabilities:
Accounts receivable	4,444	1,086	5,468
Inventories	20,985	(2,335)	6,962
Production cost of contracts	330	(3,513)	(5,101)
Other assets	5,884	4,800	(12,173)
Accounts payable	(13,978)	410	4,533
Accrued and other liabilities	(20,623)	6,103	(9,153)
Net Cash Provided by Operating Activities	23,678	53,422	45,962
Cash Flows from Investing Activities
Purchases of property and equipment	(15,891)	(18,096)	(12,403)
Proceeds from sale of assets	904	91	139
Insurance recoveries related to property and equipment	1,510	2,550	—
Net Cash Used in Investing Activities	(13,477)	(15,455)	(12,264)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	65,000	—	—
Repayment of senior secured revolving credit facility	(65,000)	(42,650)	(33,024)
Borrowings from term loan	275,000	—	—
Repayments of senior unsecured notes and term loans	(320,000)	—	—
Repayments of other debt	(26)	—	—
Debt issuance costs	(4,848)	—	(365)
Excess tax benefits from stock-based compensation	626	140	—
Net proceeds from issuance of common stock under stock plans	(1,126)	1,356	1,968
Net Cash Used in Financing Activities	(50,374)	(41,154)	(31,421)
Net (Decrease) Increase in Cash and Cash Equivalents	(40,173)	(3,187)	2,277
Cash and Cash Equivalents at Beginning of Year	45,627	48,814	46,537
Cash and Cash Equivalents at End of Year	$5,454	$45,627	$48,814
Supplemental Disclosures of Cash Flow Information
Interest paid	$26,501	$25,105	$27,614
Taxes paid	$1,150	$3,476	$7,835
Non-cash activities:
Purchases of property and equipment not yet paid	$1,549	$1,458	$1,000
See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Description of Business
We are a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace, defense, industrial, natural resources, medical and other industries. Our subsidiaries are organized into two primary businesses: Electronic Systems segment and Structural Systems segment, each of which is a reportable operating segment. In the fourth quarter of 2015, we renamed our operating segments to Electronic Systems (“ES”) and Structural Systems (“SS”). ES was formerly known as Ducommun LaBarge Technologies (“DLT”) and SS was formerly known as Ducommun AeroStructures (“DAS”). There were no regrouping of revenues or expenses as a result of the operating segments name change. ES designs, engineers and manufactures high-reliability products used in worldwide technology-driven markets including aerospace, defense, natural resources, industrial and medical and other end-use markets. ES’s product offerings range from prototype development to complex assemblies. SS designs, engineers and manufactures large, complex contoured aerospace structural components and assemblies and supplies composite and metal bonded structures and assemblies. SS’s products are used on commercial aircraft, military fixed-wing aircraft and military and commercial rotary-wing aircraft. All reportable operating segments follow the same accounting principles.
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
Use of Estimates
Certain amounts and disclosures included in the consolidated financial statements required management to make estimates and judgments that affect the amount of assets, liabilities (including forward loss reserves), revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.
Reclassifications
Certain prior period amounts have been reclassified to conform to current year’s presentation.
Fair Value
We measure certain assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in a orderly transaction between market participants. See Note 3 for further information.
Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. Our cash accounts are not reduced for checks written until the checks are presented for payment and paid by our bank. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of

December 31, 2015, all of our derivative instruments were designated as cash flow hedges. We did not enter into any derivative contracts in 2014.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedge. We record any hedge ineffectiveness and amounts excluded from effectiveness testing in current period earnings within interest expense. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments on the consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument.
When we determine that a derivative instrument is not highly effective as a hedge, we discontinue hedge accounting prospectively. In all situations in which we discontinue hedge accounting and the derivative instrument remains outstanding, we will carry the derivative instrument at its fair value on our consolidated balance sheets and recognize subsequent changes in its fair value in our current period earnings.
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
Inventories
Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market value for raw materials is based on replacement costs, and is based on net realizable value for other inventory classifications. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) incurred. Costs under long-term contracts are accumulated into, and removed from, inventory on the same basis as other contracts. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. We maintain an allowance for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values. In the fourth quarter of 2013, we recorded a charge of approximately $1.9 million in SS for the Embraer Legacy 450/500 aircraft contracts. The charge resulted from difficulties in achieving previously anticipated cost reductions, and estimated cost overruns driven by customer changes for both the development and production phases of the contracts.
We net advances from customers related to inventory purchases against inventories in the consolidated balance sheets.
Production Cost of Contracts
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of goods sold using the units of delivery method. We review long-lived assets within production costs of contracts for impairment on an annual basis (which we perform during the fourth quarter) or when events or changes in circumstances indicate that the carrying value of our long-lived assets may not be recoverable. An impairment charge is recognized when the carrying value of an asset exceeds the projected undiscounted future cash flows expected from its use and disposal. In the fourth quarter of 2013, we recorded an impairment charge in SS on production costs of contracts of $7.0 million, consisting of $5.7 million for the Embraer Legacy 450/500 aircraft contracts, and $1.3 million for the Boeing 777 wing tip contract. The impairment charge reflects a determination that the production cost of contracts for the Boeing 777 wing tip contract and the Embraer Legacy 450/500 contracts are not recoverable since these contracts are estimated to be unprofitable during their remaining terms. The impairment charge represents the entire remaining balance of production cost of contracts for these contracts. The $7.0 million charge was recorded as part of cost of goods sold in our results of operations and a reduction in production cost of contracts on our balance sheet. As of December 31, 2015 and 2014, production costs of contracts were approximately $10.3 million and $11.7 million, respectively.
Assets Held For Sale
In the fourth quarter of 2015, we made the decision to sell our Huntsville, Alabama and Iuka, Mississippi (collectively, “Miltec”) operations and our Pittsburgh, Pennsylvania operation, both of which are part of our ES operating segment, and as a result, we met the criteria for assets held for sale. However, the proposed sale of these two operations does not represent a strategic shift in our business and thus, were included in the ongoing operating results in the consolidated statements of operations for all periods presented.
Subsequent to our year ended December 31, 2015, we entered into an agreement to sell our operation located in Pittsburgh, Pennsylvania for a preliminary sales price of approximately $38.5 million in cash, subject to finalization of the working capital amount. We divested this facility as part of our overall strategy to streamline operations, which includes consolidating our footprint. We completed the sale on January 22, 2016.
Also subsequent to our year ended December 31, 2015, we entered into an agreement to sell our Miltec operation for a preliminary sales price of approximately $14.6 million in cash, subject to post-closing adjustments. We divested this facility as part of our overall strategy to streamline operations, which includes consolidating our footprint. We expect to complete the sale by the end of the second fiscal quarter of 2016.
The carrying values of the major classes of assets and liabilities related to these assets held for sale were as follows:

(In thousands) December 31,
2015
Assets
Accounts receivable (less allowance for doubtful accounts of $24)	$9,395
Inventory	6,453
Deferred income taxes	1,246
Other current assets	3,315
Total current assets	20,409
Property and equipment, net of accumulated depreciation of $8,509	1,941
Goodwill	17,772
Other Intangible Assets	1,514
$41,636
Liabilities
Accounts payable	$4,836
Accrued liabilities	1,944
$6,780
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
Goodwill and Indefinite-Lived Intangible Asset
Goodwill is tested for impairment utilizing a two-step method. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows and market valuation approaches considering comparable Company revenue and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) multiples. If the carrying value of the reporting unit exceeds its fair value, we then perform the second step of the impairment test to measure the amount of the impairment loss, if any. The second step requires fair valuation of all the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. This residual fair value of goodwill is then compared to the carrying value of goodwill to determine impairment. An impairment charge will be recognized equal to the excess of the carrying value of goodwill over the implied fair value of goodwill. As a result of our fourth quarter of 2015 annual goodwill impairment test, we recorded an approximate $57.2 million of goodwill impairment to the SS goodwill carrying value to decrease its goodwill carrying value to zero as of December 31, 2015. See Note 7 for further information.
We review our indefinite-lived intangible asset for impairment on an annual basis or when events or changes in circumstances indicate that the carrying value of our intangible asset may not be recoverable. We may first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Impairment indicators include, but are not limited to, cost factors, financial performance, adverse legal or regulatory developments, industry and market conditions and general economic conditions. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, we would recognize an impairment loss in the amount of such excess. In performing our annual impairment test in the fourth quarter of 2015, we concluded the fair value of the indefinite-lived trade name to be zero as a result of divesting businesses in ES and our discontinuation of the use of the trade name. Thus, we recorded an impairment of approximate $32.9 million, which was the remaining carrying value of the trade name. See Note 7 for further information.
Other Intangible Assets
We amortize purchased other intangible assets with finite lives over the estimated economic lives of the assets, ranging from three to eighteen years generally using the straight-line method. The value of other intangibles acquired through business combinations has been estimated using present value techniques which involve estimates of future cash flows. We evaluate other intangible assets for recoverability considering undiscounted cash flows, when significant changes in conditions occur, and recognize impairment losses, if any, based upon the estimated fair value of the assets.
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
We have a significant number of contracts for which we recognize revenue under the contract method of accounting and record revenues and cost of sales on each contract in accordance with the percentage-of-completion method of accounting, using the units-of-delivery method. Under the units-of-delivery method, revenue is recognized based upon the number of units delivered during a period and the costs are recognized based on the actual costs allocable to the delivered units. Costs allocable to undelivered units are reported on the balance sheet as inventory. This method is used in circumstances in which a company produces units of a basic product under production-type contracts in a continuous or sequential production process to buyers’ specifications. These contracts are primarily fixed-price contracts that vary widely in terms of size, length of performance period, and expected gross profit margins.
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
In the third quarter of 2015, we recorded a charge in SS related to estimated cost overruns as a result of a change in the contract requirements for the remaining contractual period for a regional jet program of approximately $10.0 million. This amount was recorded as part of cost of goods sold in our results of operations and increased accrued liabilities by approximately $7.6 million and other long-term liabilities by approximately $2.4 million.
In the fourth quarter of 2013, we recorded a charge in SS for the estimated cost to complete of $5.2 million, consisting of $3.9 million for the Embraer Legacy 450/500 aircraft contracts, and $1.3 million for the Boeing 777 wing tip contract. The charges result from difficulties in achieving previously anticipated cost reductions, including delays in transferring work to our lower-cost Guaymas, Mexico facility. The charge for the Embraer Legacy 450/500 contracts also reflects estimated cost overruns for customer driven changes on both the development and production phases of the contracts, for which we have asserted claims with Embraer. Recognition of additional losses in future periods continues to be a risk and will depend upon numerous factors, including our sales forecast, our ability to achieve forecasted cost reductions and our ability to resolve claims and assertions with our customers. The $5.2 million charge was recorded as part of cost of goods sold in the Company’s results of operations. The charge increased accrued liabilities by $4.2 million and other long-term liabilities by $1.0 million on our balance sheet.
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
We elected to early adopt ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” and on a prospective basis for the year ended December 31, 2015. See “Recent Accounting Pronouncements - New Accounting Guidance Adopted in 2015” in Note 1 and Note 15 for further information.
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
Accounting for Stock-Based Compensation
We measure and recognize compensation expense for share-based payment transactions to our employees and non-employees at their estimated fair value. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award). The fair value stock options are determined using the Black-Scholes-Merton (“Black-Scholes”) valuation model, which requires assumptions and judgments regarding stock price volatility, risk-free interest rates, and expected options terms. The fair value of unvested stock awards is determined based on the closing price of the underlying common stock on the date of grant. Management’s estimates could differ from actual results.
(Loss) Earnings Per Share
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
The net (loss) earnings and weighted-average number of common shares outstanding used to compute (loss) earnings per share were as follows:

	(In thousands, except per share data) Years Ended December 31,
	2015	2014	2013
Net (loss) income	$(73,282)	$19,867	$11,378
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,047	10,897	10,695
Dilutive potential common shares	—	229	157
Diluted weighted-average common shares outstanding	11,047	11,126	10,852
(Loss) earnings per share
Basic	$(6.63)	$1.82	$1.06
Diluted	$(6.63)	$1.79	$1.05
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Years Ended December 31,
	2015	2014	2013
Stock options and stock units	778	218	410
Recent Accounting Pronouncements

New Accounting Guidance Adopted in 2015

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 and on a prospective basis for the year ended December 31, 2015. The adoption of this new guidance had no impact on our results of operations or cash flows for 2015. See Note 15 for further information.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changed the criteria for reporting discontinued operations. The revised guidance defines a discontinued operation as a disposal of a component or a group of a components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposals that do not meet the definition of a discontinued operation This new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We have adopted ASU 2014-08 for the year ended December 31, 2015.

Recently Issued Accounting Standards

In August 2015, the FASB issued ASU 2015-15, “Imputation of Interest (Subtopic 835-30)” (“ASU 2015-15”), which provides guidance on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” it requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability but does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Thus, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is effective for annual and interim periods within those annual periods, beginning after December 15, 2015, which is our interim period beginning January 1, 2016. Early adoption is permitted. We had approximately $4.3 million of debt issuance costs and approximately $245.0 million of total debt as of December 31, 2015, and thus, we do not believe that adoption of this new guidance will have a significant impact on our consolidated financial statements.

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

In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”), which covers a wide range of Topics in the Codification. The amendments in ASU 2015-10 represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The amendments in this new guidance that require transition guidance are effective for annual and interim periods within those annual periods, beginning after December 15, 2015, which is our interim period beginning January 1, 2016. All other amendments are effective upon issuance of ASU 2015-10. Early adoption is permitted. We do not anticipate this standard will have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), which provides guidance on fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance is effective for annual and interim periods within those annual periods, beginning after December 15, 2015, which is our interim period beginning January 1, 2016. Early adoption is permitted. We are evaluating the impact of this standard but currently do not anticipate it will have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of those costs is reported as interest expense. The new guidance is effective for annual and interim periods within those annual periods, beginning after December 15, 2015, which is our interim period beginning January 1, 2016. Early adoption is permitted. We had approximately $4.3 million of debt issuance costs and approximately $245.0 million of total debt as of December 31, 2015, and thus, we do not believe that adoption of this new guidance will have a significant impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)” (“ASU 2015-01”), which eliminates from U.S. GAAP the concept of extraordinary items. Current guidance requires separate classification, presentation, and disclosure of extraordinary events and transactions. In addition, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. The new guidance is effective for annual and interim periods within those annual periods, beginning after December 15, 2015, which is our interim period beginning January 1, 2016. Early adoption is permitted provided it is applied from the beginning of the annual period of adoption. We are evaluating the impact of this standard but currently do not anticipate it will have a significant impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. It requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. Thus, it depicts the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. Companies have the option of applying the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)” (“ASU 2015-14”), which defer the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance is effective for us beginning January 1, 2018 and will provide us additional time to evaluate the method and impact that ASU 2014-09 will have on our consolidated financial statements.

Note 2. Restructuring Activities
Summary of Restructuring Plans
In September 2015, management approved and commenced implementation of several restructuring actions, including organizational re-alignments, consolidation and relocation of the New York facilities that was completed by December 2015, closure of the Houston facility that was completed by December 2015, and closure of the St. Louis facility by April 2016, all of which are part of our overall strategy to streamline operations.
As of December 31, 2015, we have accrued approximately $0.7 million and $1.2 million for severance and benefits and loss on early exit from lease and charged to selling, general and administrative expenses in the ES and SS operating segments, respectively, and expect to record additional accruals totaling approximately $0.1 million for severance and benefits in the first quarter of 2016.
Our restructuring activities for 2015 and 2014 were as follows (in thousands):

	December 31, 2014	2015			December 31, 2015
	Balance	Charges	Cash Payments	Change in Estimates	Balance
Severance and benefits	$—	$987	$(221)	$(44)	$722
Lease termination	—	1,181	—	—	1,181
Ending balance	$—	$2,168	$(221)	$(44)	$1,903

Note 3. Fair Value Measurements
Fair value is defined as the price that would be received for an asset or the price that would be paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard provides a framework for measuring fair value using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs that may be used to measure fair value are as follows:
Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Our financial instruments consist primarily of cash and cash equivalents and interest rate cap derivatives designated as cash flow hedging instruments. Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of December 31, 2015				As of December 31, 2014
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Money market funds(1)	$4,587	$—	$—	$4,587	$44,554	$—	$—	$44,554
Interest rate cap hedges(2)	—	963	—	963	—	—	—	—
Total Assets	$4,587	$963	$—	$5,550	$44,554	$—	$—	$44,554
(1) Included as cash and cash equivalents.
(2) Interest rate cap hedge premium included as other current assets and other assets.
The fair value of the interest rate cap hedge agreements is determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement.

There were no transfers between Level 1, Level 2, or Level 3 financial instruments in either 2015 or 2014.

Note 4. Financial Instruments
Derivative Instruments and Hedging Activities
We periodically enter into cash flow derivative transactions, such as interest rate cap agreements, to hedge exposure to various risks related to interest rates. We assess the effectiveness of the interest rate cap hedges at inception of the hedge. We recognize all derivatives at their fair value. For cash flow designated hedges, the effective portion of the changes in fair value of the derivative contract are recorded in accumulated other comprehensive income (loss), net of taxes, and are recognized in net earnings at the time earnings are affected by the hedged transaction. Adjustments to record changes in fair values of the derivative contracts that are attributable to the ineffective portion of the hedges, if any, are recognized in earnings. We present derivative instruments in our consolidated statements of cash flows’ operating, investing, or financing activities consistent with the cash flows of the hedged item.
The gross notional and recorded fair value of derivative financial instruments in the consolidated balance sheets were as follows:

	(In thousands) December 31, 2015			(In thousands) December 31, 2014
	Gross Notional	Other Current Assets	Other Long Term Assets	Gross Notional	Other Current Assets	Other Long Term Assets
Derivatives Designated as Hedging Instruments
Cash Flow Hedges:
Interest rate cap premiums	$133,707	$1	$962	$—	$—	$—

Total Derivatives	$133,707	$1	$962	$—	$—	$—

Note 5. Inventories
Inventories consisted of the following:

	(In thousands) December 31,
	2015	2014
Raw materials and supplies	$61,840	$77,033
Work in process	49,299	61,458
Finished goods	10,073	14,116
	121,212	152,607
Less progress payments	5,808	9,765
Total	$115,404	$142,842

We net advances from customers related to inventory purchases against inventories in the consolidated balance sheets.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following:

	(In thousands) December 31,		Range of Estimated
	2015	2014	Useful Lives
Land	$15,454	$15,006
Buildings and improvements	44,313	45,636	5 - 40 Years
Machinery and equipment	127,934	131,263	2 - 20 Years
Furniture and equipment	24,187	25,975	2 - 10 Years
Construction in progress	13,196	9,645
	225,084	227,525
Less accumulated depreciation	128,533	128,457
Total	$96,551	$99,068
Depreciation expense was $15.7 million, $15.3 million and $15.6 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 7. Goodwill and Other Intangible Assets
Goodwill and Indefinite-Lived Intangible Asset
The carrying amounts of goodwill, by operating segment, for the years ended December 31, 2015 and 2014 were as follows:

	(In thousands)
	Structural Systems	Electronic Systems	Consolidated Ducommun
Gross goodwill	$57,243	$182,048	$239,291
Accumulated goodwill impairment	—	(81,722)	(81,722)
Balance at December 31, 2014	$57,243	$100,326	$157,569
Goodwill impairment	(57,243)	—	(57,243)
Transfer to assets held for sale	—	(17,772)	(17,772)
Balance at December 31, 2015	$—	$82,554	$82,554
We perform our annual goodwill impairment test during the fourth quarter each year. The carrying amounts of goodwill at the date of the most recent annual impairment test for the SS, ES, and Miltec internal reporting units was approximately $57.2 million, $92.0 million, and $8.4 million, respectively. In the fourth quarter of 2015, we met the criteria for assets held for sale for our Pittsburgh, Pennsylvania operation and Miltec operation (both are part of our ES operating segment). Assets held for sale, other than goodwill, is tested for impairment prior to the testing of goodwill for impairment. No impairment was noted of these assets held for sale. As of the date of the 2015 annual goodwill impairment test, the fair value of the ES and Miltec internal reporting units exceeded their carrying values by approximately 42% and 18%, respectively, and thus, not deemed impaired. However, the fair value of the SS reporting unit was less than the carrying value as a result of the lowered revenue outlook in our military and space end-use markets due to the decrease in U.S. government defense spending. As a result, the second step (“Step Two”) of the goodwill impairment test was performed for the SS reporting unit. The fair value of goodwill was determined by allocating the fair value of the tangible and intangible assets and liabilities in a manner similar to a purchase price allocation. As a result of this analysis, we recorded an approximate $57.2 million of goodwill impairment to the SS goodwill carrying value to decrease its goodwill carrying value to zero as of December 31, 2015.
We perform our annual indefinite-lived intangible asset impairment test during the fourth quarter of each year. The carrying value of the trade-name indefinite-lived intangible asset at the date of the most recent impairment test was approximately $32.9 million. In performing our annual impairment test in the fourth quarter of 2015, we concluded the fair value of the indefinite-lived trade name to be zero as a result of divesting businesses in ES and our discontinuation of the use of the trade name. Thus, we recorded an impairment of approximate $32.9 million, which was the remaining carrying value of the trade name.
Other Intangible Assets
Other intangible assets are related to acquisitions and recorded at fair value at the time of the acquisition. Other intangible assets with finite lives are amortized on the straight-line method over periods ranging from three to eighteen years. Intangible assets are as follows:

		(In thousands)
		December 31, 2015			December 31, 2014
	Wtd. Avg Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived assets
Customer relationships	18	$159,200	$49,463	$109,737	$164,500	$43,715	$120,785
Trade names	8	—	—	—	3,400	3,060	340
Contract renewal	14	1,845	1,230	615	1,845	1,099	746
Technology	15	400	131	269	400	104	296
Total		$161,445	$50,824	$110,621	$170,145	$47,978	$122,167
The carrying amount of other intangible assets by operating segment as of December 31, 2015 and 2014 was as follows:

	(In thousands)
	December 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
Other intangible assets
Structural Systems	$19,300	$14,433	$4,867	$19,300	$13,046	$6,254
Electronic Systems	142,145	36,391	105,754	150,845	34,932	115,913
Total	$161,445	$50,824	$110,621	$170,145	$47,978	$122,167
Amortization expense of other intangible assets was approximately $10.0 million, $10.4 million and $10.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Future amortization expense by operating segment is expected to be as follows:

	(In thousands)
	Structural Systems	Electronic Systems	Consolidated Ducommun
2016	$1,123	$7,926	$9,049
2017	907	7,927	8,834
2018	737	7,927	8,664
2019	591	7,926	8,517
2020	490	7,883	8,373
Thereafter	1,019	66,165	67,184
	$4,867	$105,754	$110,621

Note 8. Accrued Liabilities
The components of accrued liabilities consisted of the following:

	(In thousands) December 31,
	2015	2014
Accrued compensation	$13,521	$25,352
Accrued income tax and sales tax	1,513	1,580
Customer deposits	1,758	1,139
Interest payable	58	9,439
Provision for forward loss reserves	11,925	4,734
Other	7,683	9,822
Total	$36,458	$52,066

Note 9. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands) December 31,
	2015	2014
New term loan	$245,000	$—
Senior unsecured notes (fixed 9.75%)	—	200,000
Senior secured term loan (floating 4.75%)	—	90,000
Other debt (fixed 5.41%)	26	52
Total Debt	245,026	290,052
Less current portion	26	26
Total long-term debt	$245,000	$290,026
Weighted-average interest rate	3.07%	8.20%

Future long-term debt payments at December 31, 2015 were as follows:

(In thousands)
2016	$26
2017	7,812
2018	24,063
2019	27,500
2020	185,625
Total	$245,026
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
Further, we are required to make mandatory prepayments of amounts outstanding under the New Term Loan. The mandatory prepayments will be made quarterly, equal to 5.0% per year of the original aggregate principal amount during the first two years and increase to 7.5% per year during the third year, and increase to 10.0% per year during the fourth year and fifth years, with the remaining balance payable on June 26, 2020. The loans under the New Revolving Credit Facility are due on June 26, 2020. As of December 31, 2015, we were in compliance with all covenants required under the New Credit Facilities.
We have been making voluntary principal prepayments on a quarterly basis on our senior secured term loan and in conjunction with the closing of the New Credit Facilities in June 2015, we drew down approximately $65.0 million on the New Revolving Credit Facility and used those proceeds along with current cash on hand to extinguish the existing senior secured term loan of approximately $80.0 million. We expensed the unamortized debt issuance costs related to the existing senior secured term loan of approximately $2.8 million as part of extinguishing the existing senior secured term loan during 2015. We also incurred approximately $4.8 million of debt issuance costs related to the New Credit Facilities and those costs are capitalized and being amortized over the five year life of the New Credit Facilities.
In addition, we retired all of the $200.0 million senior unsecured notes (“Existing Notes”) in July 2015. We drew down on the New Term Loan in the amount of $275.0 million. Along with the call notice amount and paying the call premium of approximately $9.8 million, we also paid down the $65.0 million drawn on the New Revolving Credit Facility in the previous quarter. We expensed the call premium of approximately $9.8 million and debt issuance costs related to the Existing Notes of approximately $2.1 million upon extinguishing the Existing Notes during 2015.
Further, we made voluntary principal prepayments of approximately $30.0 million under the New Term Loan during 2015.
As of December 31, 2015, we had approximately $198.5 million of unused borrowing capacity under the New Revolving Credit Facility, after deducting approximately $1.5 million for standby letters of credit.
The Existing Notes were issued by us (“Parent Company”) and guaranteed by all of our subsidiaries, other than one subsidiary that was considered minor (“Subsidiary Guarantors”). The Subsidiary Guarantors jointly and severally guarantee the Existing Notes and New Credit Facilities. The Parent Company has no independent assets or operations and therefore, no consolidating financial information for the Parent Company and its subsidiaries are presented.
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling approximately $135.0 million of our debt. We paid a total of approximately $1.0 million in connection with the interest rate cap hedges. See Note 4 for further discussion.

Note 10. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At December 31, 2015 and 2014, no preferred shares were issued or outstanding.

Note 11. Stock-Based Compensation
Stock Incentive Compensation Plans
We have two stock incentive plans. The 2007 Stock Incentive Plan (the “2007 Plan”), as amended effective March 20, 2007, and the 2013 Stock Incentive Plan (the “2013 Plan”), collectively referred to as (the “Stock Incentive Plans”), permits awards of stock options, restricted stock units, performance stock units and other stock-based awards to our officers, key employees and non-employee directors on terms determined by the Compensation Committee of the Board of Directors (the “Committee”). The aggregate number of our shares available for issuance under the 2007 Plan and 2013 Plan are 1,200,000 and 1,040,000, respectively. Under the 2007 Plan, no more than an aggregate of 400,000 shares are available for issue of stock-based awards other than stock options and stock appreciation rights. As of December 31, 2015, shares available for future grant under the 2007 Plan and 2013 Plan are 56,726 and 626,727, respectively. Prior the adoption of the 2007 Plan, we granted stock-based awards to purchase shares of our common stock to officers, key employees and non-employee directors under certain predecessor plans. No further awards can be granted under these predecessor plans.

Stock Options

In the years ended December 31, 2015, 2014, and 2013, we granted stock options to our officers, key employees and non-employee directors of 73,000, 71,000, and 190,500, respectively, with weighted-average grant date fair values of approximately $10.63, $12.62, and $10.95, respectively. Stock options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire not more than ten years from the date of grant. The stock options vest over a period of four years after the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. If an employee terminates employment, the non-vested portion of the stock options will not vest and all rights to the non-vested portion will terminate completely.

Stock option activity for the year ended December 31, 2015 were as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	611,977	$19.02
Granted	73,000	25.51
Exercised	(167,523)	18.42
Expired	(13,875)	18.58
Forfeited	(20,088)	22.29
Outstanding at December 31, 2015	483,491	$20.08	4.1	$689
Exerciseable at December 31, 2015	251,891	$18.80	3.4	$417

Changes in nonvested stock options for the year ended December 31, 2015 were as follows:

	Number of Stock Options	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2015	323,565	$9.42
Granted	73,000	10.63
Vested	(144,877)	8.78
Forfeited	(20,088)	10.40
Nonvested at December 31, 2015	231,600	$10.03
The aggregate intrinsic value of stock options represents the amount by which the market price of our common stock exceeds the exercise price of the stock option. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2015, 2014 and 2013 was approximately $2.3 million, $1.0 million, and $2.6 million, respectively. Cash received from stock option exercised for the years ended December 31, 2015, 2014 and 2013 was approximately $3.1 million, $2.3 million, and $8.8 million, respectively, with related tax benefits of $0.9 million, $0.4 million, and $1.0 million, respectively. The total stock options vested and expected to vest in the future are 483,491 shares with a weighted-average exercise price of approximately $20.08 and an aggregate intrinsic value of approximately $0.7 million. These stock options have a weighted-average remaining contractual term of approximately 4.1 years.
The share-based compensation cost expensed for stock options for the years ended December 31, 2015, 2014, and 2013 (before tax benefits) was approximately $1.2 million, $1.5 million, and $1.2 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2015, total unrecognized compensation cost (before tax benefits) related to stock options of approximately $1.7 million is expected to be recognized over a weighted-average period of approximately 2.2 years. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2015, 2014, and 2013 was approximately $10.63, $12.62, and $10.95. The total fair value of stock options vested during the years ended December 31, 2015, 2014, and 2013 was approximately $1.3 million, $1.3 million, and $1.1 million, respectively.
The assumptions used to compute the fair value of stock option grants under the Stock Incentive Plans for years ended December 31, 2015, 2014, and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.13%	1.67%	1.44%
Expected volatility	53.72%	55.27%	53.89%
Expected dividends	—	—	—
Expected term (in months)	47	66	66
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
Restricted Stock Units
We granted restricted stock units (“RSUs”) to certain officers, key employees and non-employee directors of approximately 108,500, 86,300, and 65,550 RSUs during the years ended December 31, 2015, 2014, and 2013, respectively, with weighted-average grant date fair values (equal to the fair market value of our stock on the date of grant) of approximately $25.15, $24.74, and $18.75 per share, respectively. RSUs represent a right to receive a share of stock at future vesting dates with no cash payment required from the holder. The RSUs have a three year vesting term of approximately 33%, 33% and 34% on the first, second and third anniversaries of the date of grant. If an employee terminates employment, their non-vested portion of the RSUs will not vest and all rights to the non-vested portion will terminate.

Restricted stock unit activity for the year ended December 31, 2015 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2015	122,943	$21.67
Granted	108,500	25.15
Vested	(66,217)	20.81
Forfeited	(10,035)	25.32
Outstanding at December 31, 2015	155,191	$24.24
The share-based compensation cost expensed for RSUs for the years ended December 31, 2015, 2014, and 2013 (before tax benefits) was approximately $1.8 million, $1.3 million, and $0.9 million respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2015, total unrecognized compensation cost (before tax benefits) related to RSUs of approximately $2.3 million is expected to be recognized over a weighted average period of approximately 1.8 years. The total fair value of RSUs vested for the years ended December 31, 2015, 2014, and 2013 was approximately $1.8 million, $1.3 million, and $1.1 million, respectively. The tax benefit realized from vested RSUs for the years ended December 31, 2015, 2014, and 2013 was approximately $0.7 million, $0.5 million, and $0.4 million, respectively.

Performance Stock Units
We granted performance stock awards (“PSUs”) to certain key employees of approximately 64,000, 67,500, and 85,500 PSUs during the years ended December 31, 2015, 2014, and 2013, respectively, with weighted-average grant date fair values of approximately $25.51, $24.90, and $16.15 per share, respectively. PSU awards are subject to the attainment of performance goals established by the Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals are based on a pre-established objective formula or standard that specifies the manner of determining the number of performance stock awards that will be granted if performance goals are attained. If an employee terminates employment, their non-vested portion of the PSUs will not vest and all rights to the non-vested portion will terminate.

Performance stock activity for the year ended December 31, 2015 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2015	168,158	$18.94
Granted	64,000	25.51
Vested	(35,504)	13.04
Forfeited	(63,157)	20.65
Outstanding at December 31, 2015	133,497	$22.86
The share-based compensation cost expensed for PSUs for the years ended December 31, 2015, 2014, and 2013 (before tax benefits) was approximately $0.5 million, $1.0 million and $0.3 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2015, total unrecognized compensation cost (before tax benefits) related to PSUs of approximately $1.4 million is expected to be recognized over a weighted-average period of approximately 1.3 years. The total fair value of PSUs vested during the years ended December 31, 2015, 2014, and 2013, was approximately $0.9 million, zero, and zero, respectively. The tax benefit realized from PSUs for the years ended December 31, 2015, 2014, and 2013 were $0.3 million, zero, and zero, respectively.

Note 12. Employee Benefit Plans
Supplemental Retirement Plans
We have three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers certain current and retired employees and further employee contributions to this plan were suspended on August 5, 2011. The liability for the third plan and interest thereon is included in accrued employee compensation and long-term liabilities and was approximately $0.5 million and $1.7 million, respectively, at December 31, 2015 and $0.3 million and $2.0 million, respectively, at December 31, 2014. The accumulated benefit obligations of the other two plans at December 31, 2015 and December 31, 2014 were approximately $0.9 million and $0.9 million, respectively, and are included in accrued liabilities.
Defined Contribution 401(K) Plans
We sponsor, for all our employees, two 401(k) defined contribution plans.The first plan covers all employees, other than employees at our Miltec subsidiary, and allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan, we generally provide a match equal to 50% of the employee’s contributions up to the first 6% of compensation, except for union employees who are not eligible to receive the match. The second plan covers only the employees at our Miltec subsidiary, and in 2013 the provisions of the Miltec plan were changed to be the same as our other plan. Prior to 2013, the Miltec plan allowed employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 100% of their compensation or limits established by the Internal Revenue Code. Under this plan, Miltec generally (i) provided a match equal to 100% of the employee’s contributions up to the first 5% of compensation, (ii) contributions of 3% of an employee’s compensation annually, and (iii) contributions, at our discretion of 0% to 7% of an employee’s compensation annually. Our provision for matching and profit sharing contributions for the three years ended December 31, 2015, 2014, and 2013 was approximately $3.2 million, $3.3 million, and $3.1 million, respectively.
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
The components of net periodic pension cost for both plans are as follows:

	(In thousands) Years Ended December 31,
	2015	2014	2013
Service cost	$785	$693	$843
Interest cost	1,350	1,278	1,160
Expected return on plan assets	(1,495)	(1,400)	(1,222)
Amortization of actuarial losses	887	419	1,093
Net periodic pension cost	$1,527	$990	$1,874
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for 2015 were as follows:

(In thousands) Year Ended December 31,
2015
Amortization of actuarial loss - total before tax (1)	$887
Tax benefit	(330)
Net of tax	$557

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

The estimated net actuarial loss for both plans that will be amortized from accumulated other comprehensive loss into net periodic cost during 2016 is approximately $0.8 million.

The obligations and funded status of both plans are as follows:

	(In thousands) December 31,
	2015	2014
Change in benefit obligation(1)
Beginning benefit obligation (January 1)	$33,299	$28,438
Service cost	785	693
Interest cost	1,350	1,278
Actuarial (gain) loss	(2,599)	4,117
Benefits paid	(1,325)	(1,227)
Ending benefit obligation (December 31)	$31,510	$33,299
Change in plan assets
Beginning fair value of plan assets (January 1)	$19,725	$18,367
Return on assets	(296)	669
Employer contribution	1,829	1,916
Benefits paid	(1,325)	(1,227)
Ending fair value of plan assets (December 31)	$19,933	$19,725
Funded status (under funded)	$(11,577)	$(13,574)
Amounts recognized in the consolidated balance sheet
Current liabilities	$527	$464
Non-current liabilities	$11,050	$13,110
Unrecognized loss included in accumulated other comprehensive loss
Beginning unrecognized loss, before tax (January 1)	$10,614	$6,183
Amortization	(887)	(419)
Liability (gain) loss	(2,599)	4,117
Asset loss	1,791	733
Ending unrecognized loss, before tax (December 31)	8,919	10,614
Tax impact	(3,316)	(3,970)
Unrecognized loss included in accumulated other comprehensive loss, net of tax	$5,603	$6,644
Prepaid benefit cost included in other assets	$1,984	$1,832
Accrued benefit cost included in other liabilities	$4,646	$4,795

(1)	Projected benefit obligation equals the accumulated benefit obligation for the plans.
On December 31, 2015, our annual measurement date, the accumulated benefit obligation exceeded the fair value of the plans assets by approximately $11.6 million. Such excess is referred to as an unfunded accumulated benefit obligation. We recorded unrecognized loss included in accumulated other comprehensive loss, net of tax at December 31, 2015 and 2014 of approximately $5.6 million and $6.6 million, respectively, which decreased shareholders’ equity and was included in other long-term liabilities. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be decreased or be eliminated if either interest rates increase or market performance and plan returns improve or contributions cause the Pension Plan to return to fully funded status.
Our Pension Plan asset allocations at December 31, 2015 and 2014, by asset category, were as follows:

	December 31,
	2015	2014
Equity securities	74%	76%
Cash and equivalents	6%	4%
Debt securities	20%	20%
Total(1)	100%	100%

(1)	Our overall investment strategy is to achieve an asset allocation within the following ranges to achieve an appropriate rate of return relative to risk.

Cash	0-25%
Fixed income securities	0-50%
Equities	50-95%
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

	(In thousands) Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and other investments	$1,149	$—	$—	$1,149
Fixed income securities	3,986	—	—	3,986
Equities(1)	9,468	5,330	—	14,798
Total	$14,603	$5,330	$—	$19,933

	(In thousands) Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and other investments	$886	$—	$—	$886
Fixed income securities	3,896	—	—	3,896
Equities(1)	9,687	5,256	—	14,943
Total	$14,469	$5,256	$—	$19,725

(1)	Represents mutual funds and commingled accounts which invest primarily in equities, but may also hold fixed income securities, cash and other investments.
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
The weighted-average assumptions used to determine the net periodic benefit costs under the two plans were as follows:

	Years Ended December 31,
	2015	2014	2013
Discount rate used to determine pension expense
Pension Plan	4.25%	4.75%	4.00%
LaBarge Retirement Plan	3.70%	4.00%	3.10%

The weighted-average assumptions used to determine the benefit obligations under the two plans were as follows:

	December 31,
	2015	2014	2013
Discount rate used to determine value of obligations
Pension Plan	4.55%	4.25%	4.75%
LaBarge Retirement Plan	4.00%	3.70%	4.00%
Long-term rate of return - Pension Plan only	7.50%	7.50%	8.00%
The following benefit payments under both plans, which reflect expected future service, as appropriate, are expected to be paid:

	(In thousands)
	Pension Plan	LaBarge Retirement Plan
2016	$1,038	$527
2017	1,062	521
2018	1,172	512
2019	1,213	500
2020	1,286	485
Thereafter	7,442	2,139
Our funding policy is to contribute cash to our plans so that the minimum contribution requirements established by government funding and taxing authorities are met. We expect to make contributions of approximately $0.9 million to the plans in 2016.

Note 13. Indemnifications
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

Note 14. Leases
We lease certain facilities and equipment for periods ranging from one to ten years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2015, 2014, and 2013 was approximately $8.5 million, $7.3 million, and $7.9 million, respectively. Future minimum rental payments under operating leases having initial or remaining non-cancelable terms in excess of one year at December 31, 2015 were as follows:

(In thousands)
2016	$5,169
2017	2,727
2018	1,166
2019	434
2020	244
Thereafter	—
Total	$9,740

Note 15. Income Taxes
Our pre-tax income attributable to foreign operations were not material. The provision for income tax expense (benefit) consisted of the following:

	(In thousands) Years Ended December 31,
	2015	2014	2013
Current tax (benefit) expense
Federal	$(1,511)	$5,258	$(3,806)
State	(418)	244	432
	(1,929)	5,502	(3,374)
Deferred tax (benefit) expense
Federal	(29,475)	1,186	1,173
State	(1,904)	(315)	208
	(31,379)	871	1,381
Income tax (benefit) expense	$(33,308)	$6,373	$(1,993)
The current income tax (benefit) expense excludes excess tax benefits recorded directly to additional paid-in-capital related to share-based compensation of approximately $0.6 million, $0.1 million, and $(0.3) million for the years ended December 31, 2015, 2014, and 2013, respectively.
Deferred tax (liabilities) assets were comprised of the following:

	(In thousands) December 31,
	2015	2014
Deferred tax assets:
Accrued expenses	$1,363	$1,669
Allowance for doubtful accounts	134	94
Contract overrun reserves	4,412	1,766
Deferred compensation	491	464
Employment-related accruals	2,463	5,375
Environmental reserves	772	778
Federal tax credit carryforwards	7,031	2,696
Inventory reserves	2,703	3,873
Investment in common stock	297	300
Pension obligation	3,299	3,959
State net operating loss carryforwards	1,402	1,065
State tax credit carryforwards	5,937	5,382
Stock-based compensation	2,165	2,082
Workers’ compensation	133	121
Other	1,595	1,072
Total gross deferred tax assets	34,197	30,696
Valuation allowance	(7,477)	(6,882)
Total gross deferred tax assets, net of valuation allowance	26,720	23,814
Deferred tax liabilities:
Depreciation	(11,802)	(12,485)
Goodwill	(2,035)	(12,105)
Intangibles	(37,891)	(51,755)
Prepaid insurance	(514)	(685)
Section 48(a) adjustment	(682)	(1,334)
Unbilled receivables	—	(1,115)
Total gross deferred tax liabilities	(52,924)	(79,479)
Net deferred tax liabilities	$(26,204)	$(55,665)
We have elected to early adopt ASU 2015-17, prospectively, beginning with the annual period ended December 31, 2015, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The adoption of this new guidance had no impact on our results of operations or cash flows for 2015.
We have federal and state tax credit carryforwards of approximately $7.9 million and $10.0 million, respectively. A valuation allowance of approximately $9.1 million has been provided on state tax credit carryforwards that are not expected to be realized under ASC Subtopic 740-10. If not realized, the federal and state tax credit carryforwards will expire between 2017 and 2035.
We have net operating losses in Alabama and various other states of approximately $30.2 million. The state net operating loss carryforwards include approximately $27.1 million that is not expected to be realized under ASC Subtopic 740-10 and has been reduced by a valuation allowance. If not realized, the state net operating loss carryforards will begin to expire in 2016.
We have established a valuation allowance for items that are not expected to provide future tax benefits. We believe it is more likely than not that we will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.
The principal reasons for the variation between the statutory and effective tax rates were as follows:

	Years Ended December 31,
	2015	2014	2013
Statutory federal income tax (benefit) rate	(35.0)%	35.0%	35.0%
State income taxes (net of federal benefit)	(1.3)	0.9	2.0
Qualified domestic production activities	0.5	(2.3)	(8.9)
Research and development tax credits	(2.9)	(11.3)	(48.9)
Goodwill impairment	6.7	—	—
Increase in valuation allowance	0.6	8.5	0.9
Non deductible book expenses	0.2	0.9	1.8
Changes in deferred tax assets	0.1	(5.0)	(1.5)
Remeasurement of deferred taxes for changes in state tax law	—	(1.9)	—
Changes in tax reserves	0.1	(0.7)	(0.5)
Other	(0.2)	0.2	(1.1)
Effective income tax (benefit) rate	(31.2)%	24.3%	(21.2)%
We recorded a goodwill impairment charge related to the SS operating segment in 2015. A portion of this goodwill impairment charge was nondeductible for tax purposes and was a permanent impact to our income tax provision of approximately $7.2 million.
The deduction for qualified domestic production activities is treated as a “special deduction” which has no effect on deferred tax assets and liabilities. Instead, the impact of this deduction is reported in our rate reconciliation. No deduction for qualified domestic production has been recognized in 2015 due to a taxable loss. The loss has been carried back to 2014 and 2013, reducing the deduction for qualified domestic production in those years.
On December 18, 2015, the President of the United States signed into law the Protecting Americans from Tax Hikes Act (“PATH”). The PATH Act permanently extended the research and development credit. As a result, we recognized a benefit of approximately $2.6 million for the U.S. Federal R&D credit in 2015.
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
We record interest and penalty charge, if any, related to uncertain tax positions as a component of tax expense. We had approximately $0.1 million for payment of interest and penalties accrued for all three years ended December 31, 2015, 2014, and 2012.
Our total amount of unrecognized tax benefits was approximately $3.0 million, $2.8 million, and $2.3 million at December 31, 2015, 2014, and 2012 respectively. Approximately $2.1 million, if recognized, would affect the annual income tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	(In thousands) Years Ended December 31,
	2015	2014	2013
Balance at January 1,	$2,803	$2,297	$1,356
Additions based on tax positions related to the current year	702	668	668
Additions for tax positions for prior years	—	31	538
Reductions for tax positions for prior years	(48)	(22)	—
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(494)	(171)	(265)
Balance at December 31,	$2,963	$2,803	$2,297

Federal income tax returns after 2011, California franchise (income) tax returns after 2010 and other state income tax returns after 2010 are subject to examination.

Note 16. Contingencies
On October 8, 2014, the United States District Court for the District of Kansas (the “District Court”) granted summary judgment in favor of The Boeing Company (“Boeing”) and Ducommun and dismissed the lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc.. The lawsuit was a qui tam action brought by three former Boeing employees (“Relators”) against Boeing and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. Relators have appealed the dismissal to the Tenth Circuit Court of Appeals. The lawsuit alleged that Ducommun sold unapproved parts to Boeing which were installed by Boeing in aircraft ultimately sold to the United States Government and that Boeing and Ducommun submitted or caused to be submitted false claims for payment relating to 21 aircraft sold by Boeing to the United States Government. The lawsuit sought damages in an amount equal to three times the amount of damages the United States Government sustained because of the defendants’ actions, plus a civil penalty of $10 thousand for each false claim made on or before September 28, 1999, and $11 thousand for each false claim made after September 28, 1999, together with attorneys’ fees and costs. The Relators claimed that the United States Government sustained damages of $1.6 billion (the contract purchase price of 21 aircraft) or, alternatively, $851 million (the alleged diminished value and increased maintenance cost of the 21 aircraft). After investigating the allegations, the United States Government declined to intervene in the lawsuit.
SS has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established a reserve for its estimated liability for such investigation and corrective action of approximately $1.5 million at December 31, 2015, which is reflected in other long-term liabilities on its consolidated balance sheet.
SS also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. SS and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between approximately $0.4 million and $3.1 million. Ducommun has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $0.4 million at December 31, 2015, which is reflected in other long-term liabilities on its consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Note 17. Major Customers and Concentrations of Credit Risk
We provide proprietary products and services to the Department of Defense and various United States Government agencies, and most of the aerospace and aircraft manufacturers who receive contracts directly from the U.S. Government as an original equipment manufacturer (“prime manufacturers”). In addition, we also service technology-driven markets in the industrial, natural resources and medical and other end-use markets. As a result, we have significant net revenues from certain customers. Accounts receivable were diversified over a number of different commercial, military and space programs and were made by both operating segments. Net revenues from our top ten customers, including the Boeing Company (“Boeing”) and Raytheon Company (“Raytheon”), represented the following percentages of total net sales:

	Years Ended December 31,
	2015	2014	2013
Boeing	16%	20%	18%
Raytheon	9%	9%	10%
Top ten customers	56%	59%	57%
Boeing and Raytheon represented the following percentages of total accounts receivable:

	December 31,
	2015	2014
Boeing	13%	12%
Raytheon	12%	10%
In 2015, 2014 and 2013, net revenues from foreign customers based on the location of the customer, were approximately $60.2 million, $66.7 million and $66.0 million, respectively. No net revenues from a foreign country were greater than approximately 2% of total net revenues in 2015, 2014, and 2013. We have manufacturing facilities in Thailand and Mexico. Our net revenues, profitability and identifiable long-lived assets attributable to foreign revenues activity were not material compared to our net revenues, profitability and identifiable long-lived assets attributable to our domestic operations during 2015, 2014, and 2013. We are not subject to any significant foreign currency risks as all our sales are made in United States dollars.

Note 18. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, SS and ES, each of which is an operating segment as well as a reportable segment.

Financial information by reportable segment was as follows:

	(In thousands) Years Ended December 31,
	2015	2014	2013
Net Revenues
SS	$273,319	$319,956	$315,232
ES	392,692	422,089	421,418
Total Net Revenues	$666,011	$742,045	$736,650
Segment Operating (Loss) Income (1)
SS (2)(3)	$(53,010)	$34,949	$19,008
ES (4)	(4,472)	34,599	37,030
	(57,482)	69,548	56,038
Corporate General and Administrative Expenses (1)(5)	(17,827)	(17,781)	(16,735)
Operating (Loss) Income	$(75,309)	$51,767	$39,303
Depreciation and Amortization Expenses
SS	$9,417	$10,959	$12,406
ES	17,267	17,928	18,346
Corporate Administration	162	137	174
Total Depreciation and Amortization Expenses	$26,846	$29,024	$30,926
Capital Expenditures
SS	$11,559	$12,742	$8,287
ES	4,419	5,782	5,000
Corporate Administration	10	30	116
Total Capital Expenditures	$15,988	$18,554	$13,403

(1)	Includes cost not allocated to either the SS or ES operating segments.

(2)	The results for 2015 includes approximately $57.2 million of goodwill impairment charge.

(3)
The results for 2013 includes approximately $14.1 million in charges related to fourth quarter asset impairment charges of $5.7 million on the Embraer Legacy 450/500 contracts and $1.3 million on the Boeing 777 wing tip contract; forward loss reserves of $3.9 million on the Embraer Legacy 450/500 contracts and $1.3 million on the Boeing 777 wing tip contract; and inventory write-offs of $1.9 million on the Embraer Legacy 450/500 contracts.

(4)	The results for 2015 includes approximately $32.9 million of an intangible asset impairment charge.

(5)
The results for 2015, 2014 and 2013 include approximately zero, $1.2 million and $0.6 million, respectively, of workers’ compensation insurance expenses included in gross profit and not allocated to the operating segments.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets for 2015 and 2014:

	(In thousands) December 31,
	2015	2014
Total Assets
SS	$179,134	$245,925
ES	363,227	427,719
Corporate Administration	19,059	73,955
Total Assets	$561,420	$747,599
Goodwill and Intangibles
SS	$4,866	$63,497
ES	207,595	249,176
Total Goodwill and Intangibles	$212,461	$312,673
Subsequent to our year ended December 31, 2015, we entered into an agreement to sell our operation located in Pittsburgh, Pennsylvania, which is part of our ES operating segment, for a preliminary sales price of approximately $38.5 million in cash, subject to finalization of the working capital amount. We divested this facility as part of our overall strategy to streamline operations, which includes consolidating our footprint. We completed the sale on January 22, 2016.
Also subsequent to our year ended December 31, 2015, we entered into an agreement to sell our Miltec operation, which is part of our ES operating segment, for a preliminary sales price of approximately $14.6 million in cash, subject to post-closing adjustments. We divested this facility as part of our overall strategy to streamline operations, which includes consolidating our footprint. We expect to complete the sale by the end of the second fiscal quarter of 2016.

Note 19. Supplemental Quarterly Financial Data (Unaudited)
The quarterly financial results presented in the table below reflects the impact of the restatement adjustments of all the Restated Periods.

	(In thousands, except per share amounts)
	Three Months Ended 2015				Three Months Ended 2014
	Dec 31	Oct 3	Jul 4	Apr 4	Dec 31	Sep 27	Jun 29	Mar 30
Net Revenues	$156,576	$161,670	$174,845	$172,920	$187,612	$188,164	$186,516	$179,753
Gross Profit	22,796	20,028	31,207	26,761	33,627	33,112	37,678	35,915
(Loss) Income Before Taxes	(90,170)	(16,447)	3,061	(3,034)	4,034	4,687	9,816	7,703
Income Tax (Benefit) Expense	(26,594)	(6,932)	1,279	(1,061)	(1,122)	1,754	3,197	2,544
Net (Loss) Income	$(63,576)	$(9,515)	$1,782	$(1,973)	$5,156	$2,933	$6,619	$5,159
(Loss) Earnings Per Share
Basic (loss) earnings per share	$(5.74)	$(0.86)	$0.16	$(0.18)	$0.47	$0.27	$0.61	$0.48
Diluted (loss) earnings per share	$(5.74)	$(0.86)	$0.16	$(0.18)	$0.46	$0.26	$0.60	$0.46
In the fourth quarter of 2015, we recorded a goodwill impairment charge in our SS operating segment of approximately $57.2 million. In addition, we recorded an intangible asset impairment charge in our ES operating segment of approximately $32.9 million related to the write off an indefinite-lived trade name intangible asset.
In the third quarter of 2015, we recorded loss on extinguishment of debt of approximately $11.9 million which was made up of the call premium to retire the existing $200.0 million senior unsecured notes in July 2015 of approximately $9.8 million and the write off of the unamortized debt issuance costs associated with the existing $200.0 million senior unsecured notes of approximately $2.1 million.
In the second quarter of 2015, we recorded loss on extinguishment of debt of approximately $2.8 million which was made up of the write off of the unamortized debt issuance costs associated with the existing senior secured term loan and existing senior secured revolving credit facility when the existing senior secured term loan was paid off in June 2015 and both were replaced with the New Credit Facilities.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(in thousands)
SCHEDULE II

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts	Deductions	Balance at End of Period
2015
Allowance for Doubtful Accounts (1)	$252	$235	$—	$128	$359
Valuation Allowance on Deferred Tax Assets	6,882	595	—	—	7,477
2014
Allowance for Doubtful Accounts	$489	$166	$—	$403	$252
Valuation Allowance on Deferred Tax Assets	4,650	2,232	—	—	6,882
2013
Allowance for Doubtful Accounts	$566	$430	$—	$507	$489
Valuation Allowance on Deferred Tax Assets	3,753	999	—	102	4,650

(1)	Includes amount that is part of assets held for sale.

EXHIBIT INDEX

Exhibit
No.        Description

2.1	Agreement and Plan of Merger, dated as of April 3, 2011, among Ducommun Incorporated, DLBMS, Inc. and LaBarge, Inc. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 5, 2011.

2.2
Stock Purchase Agreement dated January 22, 2016, by and among Ducommun Incorporated, Ducommun LaBarge Technologies, Inc., as Seller, LaBarge Electronics, Inc., and Intervala, LLC, as Buyer. Incorporated by reference to Exhibit 2.1 to Form 8-K dated January 25, 2016.

2.3
Stock Purchase Agreement dated February 24, 2016, by and between Ducommun LaBarge Technologies, Inc., as Seller, and General Atomics, as Buyer. Incorporated by reference to Exhibit 2.1 to Form 8-K dated February 24, 2016.

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

10.1
Credit Agreement, dated as of June 29, 2015, among Ducommun Incorporated, certain of its subsidiaries, Bank of America, N.A., as administrative agent, swingline lender and issuing bank, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2015.

*10.2	2007 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 29, 2010.

*10.3	2013 Stock Incentive Plan (Amended and Restated March 18, 2015). Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on April 22, 2015.

*10.4
Form of Nonqualified Stock Option Agreement, for grants to employees under the 2013 Stock Incentive Plan, the 2007 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.

*10.5	Form of Performance Stock Unit Agreement for 2013. Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 29, 2012.

*10.6	Form of Performance Stock Unit Agreement for 2014 and after. Incorporated by reference to Exhibit 10.19 to Form 8-K dated April 28, 2014.

*10.7	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 8, 2007.

*10.8	Form of Directors’ Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.

*10.9
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

Exhibit
No.        Description

*10.10
Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Kathryn M. Andrus	January 30, 2008
Richard A. Baldridge	March 19, 2013
Joseph C. Berenato	November 4, 1991
Joel H. Benkie	February 12, 2013
Gregory S. Churchill	March 19, 2013
Robert C. Ducommun	December 31, 1985
Dean M. Flatt	November 5, 2009
Douglas L. Groves	February 12, 2013
Jay L. Haberland	February 2, 2009
James S. Heiser	May 6, 1987
Robert D. Paulson	March 25, 2003
Anthony J. Reardon	January 8, 2008
Rosalie F. Rogers	July 24, 2008

*10.11	Ducommun Incorporated 2016 Bonus Plan. Incorporated by reference to Exhibit 99.3 to Form 8-K dated March 1, 2016.

*10.12	Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.

*10.13	Retirement Letter Agreement dated February 26, 2016 between Ducommun Incorporated and Joel H. Benkie. Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 1, 2016.

21	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
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

DUCOMMUN INCORPORATED

Date: March 14, 2016	By:	/s/ Anthony J. Reardon
Anthony J. Reardon
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2016.

Signature	Title

/s/ Anthony J. Reardon	Chairman and Chief Executive Officer
Anthony J. Reardon	(Principal Executive Officer)

/s/ Douglas L. Groves	Vice President, Chief Financial Officer and Treasurer
Douglas L. Groves	(Principal Financial Officer)

/s/ Christopher D. Wampler	Vice President, Controller and Chief Accounting Officer
Christopher D. Wampler	(Principal Accounting Officer)

/s/ Richard A. Baldridge	Director
Richard A. Baldridge

/s/ Joseph C. Berenato	Director
Joseph C. Berenato

/s/ Gregory S. Churchill	Director
Gregory S. Churchill

/s/ Robert C. Ducommun	Director
Robert C. Ducommun

/s/ Dean M. Flatt	Director
Dean M. Flatt

/s/ Jay L. Haberland	Director
Jay L. Haberland

/s/ Robert D. Paulson	Director
Robert D. Paulson