Form 10-Q
period 2016-04-02
DUCOMMUN INC /DE/
filed 2016-05-09
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2016, the registrant had 11,147,804 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	April 2, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$6,439	$5,454
Accounts receivable, net of allowance for doubtful accounts of $294 and $359 at April 2, 2016 and December 31, 2015, respectively	77,664	77,089
Inventories	127,080	115,404
Production cost of contracts	9,667	10,290
Other current assets	8,441	13,389
Assets held for sale	—	41,636
Total Current Assets	229,291	263,262
Property and equipment, net of accumulated depreciation of $131,863 and $128,533 at April 2, 2016 and December 31, 2015, respectively	95,602	96,551
Goodwill	82,554	82,554
Intangibles, net	108,359	110,621
Deferred income taxes	353	324
Other assets	3,215	3,769
Total Assets	$519,374	$557,081
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$19	$26
Accounts payable	47,418	40,343
Accrued liabilities	42,496	36,458
Liabilities held for sale	—	6,780
Total Current Liabilities	89,933	83,607
Long-term debt, less current portion	186,032	240,661
Deferred income taxes	25,052	26,528
Other long-term liabilities	17,692	18,954
Total Liabilities	318,709	369,750
Commitments and contingencies (Notes 11, 13)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,147,366 and 11,084,318 issued at April 2, 2016 and December 31, 2015, respectively	111	111
Additional paid-in capital	75,269	75,200
Retained earnings	131,173	117,623
Accumulated other comprehensive loss	(5,888)	(5,603)
Total Shareholders’ Equity	200,665	187,331
Total Liabilities and Shareholders’ Equity	$519,374	$557,081
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net Revenues	$142,148	$172,920
Cost of Sales	115,179	146,159
Gross Profit	26,969	26,761
Selling, General and Administrative Expenses	22,676	23,134
Operating Income	4,293	3,627
Interest Expense	(2,399)	(6,661)
Gain on Divestitures	18,815	—
Income (Loss) Before Taxes	20,709	(3,034)
Income Tax Expense (Benefit)	7,159	(1,061)
Net Income (Loss)	$13,550	$(1,973)
Earnings (Loss) Per Share
Basic earnings (loss) per share	$1.22	$(0.18)
Diluted earnings (loss) per share	$1.21	$(0.18)
Weighted-Average Number of Common Shares Outstanding
Basic	11,100	10,964
Diluted	11,240	10,964
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net Income (Loss)	$13,550	$(1,973)
Other Comprehensive (Loss) Income
Amortization of actuarial losses and prior service costs, net of tax benefit of approximately $68 and $97 for the three months ended April 2, 2016 and April 4, 2015, respectively	123	125
Change in unrealized gains and losses on cash flow hedges, net of tax benefit (expense) of $239 and zero for the three months ended April 2, 2016 and April 4, 2015, respectively	(408)	—
Other Comprehensive (Loss) Income	(285)	125
Comprehensive Income (Loss)	$13,265	$(1,848)
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	April 2, 2016	April 4, 2015
Cash Flows from Operating Activities
Net Income (Loss)	$13,550	$(1,973)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and amortization	5,855	6,914
Gain on divestitures	(18,815)	—
Stock-based compensation expense	1,000	1,624
Deferred income taxes	(2,562)	751
Excess tax benefits from stock-based compensation	—	(109)
Recovery of doubtful accounts	(65)	(62)
Other	(1,370)	643
Changes in Assets and Liabilities:
Accounts receivable	1,972	210
Inventories	(12,366)	1,399
Production cost of contracts	429	95
Other assets	7,084	4,412
Accounts payable	7,303	342
Accrued and other liabilities	3,437	(10,761)
Net Cash Provided by Operating Activities	5,452	3,485
Cash Flows from Investing Activities
Purchases of property and equipment	(3,801)	(5,572)
Proceeds from sale of assets	—	9
Proceeds from divestitures	55,272	—
Net Cash Provided by (Used in) Investing Activities	51,471	(5,563)
Cash Flows from Financing Activities
Repayments of senior unsecured notes and term loans	(55,000)	(10,000)
Repayments of other debt	(7)	(6)
Excess tax benefits from stock-based compensation	—	109
Net proceeds from issuance of common stock under stock plans	(931)	(947)
Net Cash Used in Financing Activities	(55,938)	(10,844)
Net Increase (Decrease) in Cash and Cash Equivalents	985	(12,922)
Cash and Cash Equivalents at Beginning of Period	5,454	45,627
Cash and Cash Equivalents at End of Period	$6,439	$32,705
See accompanying notes to condensed consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies
Description of Business
We are a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace and defense (“A&D”), industrial, natural resources, medical and other industries (collectively, “Industrial”). Our subsidiaries are organized into two strategic businesses: Electronic Systems segment and Structural Systems segment, each of which is a reportable operating segment. Electronic Systems designs, engineers and manufactures high-reliability products used in worldwide technology-driven markets including aerospace, defense, natural resources, industrial and medical and other end-use markets. Electronic Systems’ product offerings range from prototype development to complex assemblies. Structural Systems designs, engineers and manufactures large, complex contoured aerospace structural components and assemblies and supplies composite and metal bonded structures and assemblies. Structural Systems’s products are used on commercial aircraft, military fixed-wing aircraft and military and commercial rotary-wing aircraft. All reportable operating segments follow the same accounting principles.
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun,” the “Company,” “we,” “us” or “our”), after eliminating intercompany balances and transactions. The December 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
Our significant accounting policies were described in Part IV, Item 15(a)(1), “Note 1. Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015. We followed the same accounting policies for interim reporting. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three months ended April 2, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.
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
Supplemental Cash Flow Information

	(In thousands) Three Months Ended
	April 2, 2016	April 4, 2015
Interest paid	$2,081	$11,397
Taxes paid	—	—
Non-cash activities:
Purchases of property and equipment not paid	215	714

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
The net earnings (loss), weighted-average number of common shares outstanding used to compute earnings (loss) per share were as follows:

	(In thousands, except per share data) Three Months Ended
	April 2, 2016	April 4, 2015
Net earnings (loss)	$13,550	$(1,973)
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,100	10,964
Dilutive potential common shares	140	—
Diluted weighted-average common shares outstanding	11,240	10,964
Earnings (loss) per share
Basic	$1.22	$(0.18)
Diluted	$1.21	$(0.18)
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Three Months Ended
	April 2, 2016	April 4, 2015
Stock options and stock units	593	916
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
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. Our cash accounts are not reduced for checks written until the checks are presented for payment and paid by our bank. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of April 2, 2016, all of our derivative instruments were designated as cash flow hedges.
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
Inventories
Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. Market value for raw materials is based on replacement cost and for other inventory classifications it is based on net realizable value. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) incurred. Costs under long-term contracts are accumulated into, and removed from, inventory on the same basis as other contracts. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. We maintain an allowance for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.
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
Assets Held For Sale
In the fourth quarter of 2015, we made the decision to sell our Huntsville, Alabama and Iuka, Mississippi (collectively, “Miltec”) operations and our Pittsburgh, Pennsylvania operation, both of which were part of our Electronic Systems operating segment, and as a result, we met the criteria for assets held for sale. However, the proposed sale of these two operations did not represent a strategic shift in our business and thus, were included in the ongoing operating results in the consolidated statements of operations for all periods presented.
On January 22, 2016, we entered into an agreement, and completed the sale on the same date, to sell our operation located in Pittsburgh, Pennsylvania for a preliminary sales price of approximately $38.5 million in cash, subject to finalization of the working capital amount. We divested this facility as part of our overall strategy to streamline operations, which includes consolidating our footprint. Preliminary net assets sold were approximately $24.0 million, net liabilities sold were approximately $4.0 million, and direct transaction costs incurred during the current period were approximately $0.2 million, resulting in a gain on divestiture of approximately $18.3 million.
In February 2016, we entered into an agreement to sell our Miltec operation for a preliminary sales price of approximately $14.6 million, in cash, subject to post-closing adjustments. We divested this facility as part of our overall strategy to streamline operations, which includes consolidating our footprint. We completed the sale on March 25, 2016. Preliminary net assets sold were approximately $15.4 million, net liabilities sold were approximately $2.6 million, and direct transaction costs incurred during the current period were approximately $1.3 million, resulting in a gain on divestiture of approximately $0.5 million.

The carrying values of the major classes of assets and liabilities related to these assets held for sale were as follows:

	(In thousands)
	April 2, 2016	December 31, 2015
Assets
Accounts receivable (less allowance for doubtful accounts of zero and $24 at April 2, 2016 and December 31, 2015, respectively)	$—	$9,395
Inventory	—	6,453
Deferred income taxes	—	1,246
Other current assets	—	3,315
Total current assets	—	20,409
Property and equipment, net of accumulated depreciation of zero and $8,509 at April 2, 2016 and December 31, 2015, respectively	—	1,941
Goodwill	—	17,772
Other intangible assets	—	1,514
	$—	$41,636
Liabilities
Accounts payable	$—	$4,836
Accrued liabilities	—	1,944
	$—	$6,780
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets under the equity section, was comprised of cumulative pension and retirement liability adjustments and changes in the fair value, net of tax, of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge.
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
Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2016
In August 2015, the FASB issued ASU 2015-15, “Imputation of Interest (Subtopic 835-30)” (“ASU 2015-15”), which provides guidance on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Other guidance does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Thus, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is effective for us beginning January 1, 2016. We did not have debt issuance costs associated with line-of-credit arrangements and thus, the adoption of this new guidance did not have a significant impact on our condensed consolidated financial statements.
In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”), which covers a wide range of Topics in the Codification. The amendments in ASU 2015-10 represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The amendments in this new guidance that require transition guidance are effective for us beginning January 1, 2016. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40):

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), which provides guidance on fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance is effective for us beginning January 1, 2016. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of those costs is reported as interest expense. The new guidance is effective for us beginning January 1, 2016. As a result of the adoption of this new guidance, we reclassed approximately $4.0 million of debt issuance costs against approximately $190.0 million of total debt as of April 2, 2016.
In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)” (“ASU 2015-01”), which eliminates from U.S. GAAP the concept of extraordinary items. Current guidance requires separate classification, presentation, and disclosure of extraordinary events and transactions. In addition, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. The new guidance is effective for us beginning January 1, 2016. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Thus, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective for us beginning January 1, 2016. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods with that reporting period. We are evaluating the impact of this standard.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which is intended to improve the accounting for employee share-based payments. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2017. Early adoption is permitted in any interim or annual reporting period. We are evaluating the impact of this standard but currently do not anticipate it will have a significant impact on our condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”), which clarifies that a change in the counter party to a derivative instrument designated as a hedging instrument does not require dedesignation of that hedging relationship, provided that all other hedge accounting criteria are met. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2017. Early adoption is permitted as of the beginning of an interim period on a modified retrospective basis. We are evaluating the impact of this standard but currently do not anticipate it will have a significant impact on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to present right-of-use assets and lease liabilities on the balance sheet. Lessees are required to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2019. We are evaluating the impact of this standard but currently anticipate it will impact our condensed consolidated financial statements.

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
Note 2. Restructuring Activities
Summary of Restructuring Plans
In September 2015, management approved and commenced implementation of several restructuring actions, including organizational re-alignment, consolidation and relocation of the New York facilities that was completed by December 2015, closure of the Houston facility that was completed by December 2015, and closure of the St. Louis facility that was completed in April 2016, all of which are part of our overall strategy to streamline operations. We have recorded a cumulative total of approximately $2.2 million for severance and benefits and loss on early exit from leases. We do not expect to record additional accruals related to these restructuring plans.
As of April 2, 2016, we have accrued approximately $0.5 million for severance and benefits and early exit from lease in the Electronic Systems segment and approximately $1.0 million for severance and benefits and loss on early exit from lease in the Structural Systems segment, all of which were charged to selling, general and administrative expenses.
Our restructuring activities in the three months ended April 2, 2016 were as follows (in thousands):

	December 31, 2015	Three Months Ended April 2, 2016			April 2, 2016
	Balance	Charges	Cash Payments	Change in Estimates	Balance
Severance and benefits	$722	$22	$(335)	$—	$409
Lease termination	1,181	—	(130)	—	1,051
Ending balance	$1,903	$22	$(465)	$—	$1,460

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
Our financial instruments consist primarily of cash and cash equivalents and interest rate cap derivatives designated as cash flow hedging instruments. Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of April 2, 2016				As of December 31, 2015
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Money market funds(1)	$6,342	$—	$—	$6,342	$4,587	$—	$—	$4,587
Interest rate cap hedges(2)	—	391	—	391	—	963	—	963
Total Assets	$6,342	$391	$—	$6,733	$4,587	$963	$—	$5,550
(1) Included as cash and cash equivalents.
(2) Interest rate cap hedge premium included as other current assets and other assets.
The fair value of the interest rate cap hedge agreements was determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended April 2, 2016.

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
Our interest rate cap hedges were designated as cash flow hedges and deemed highly effective at the inception of the hedges. These interest rate cap hedges mature concurrently with the term loan in June 2020. During the three months ended April 2, 2016, the interest rate cap hedges continued to be highly effective and approximately $0.4 million, net of tax, was recognized in other comprehensive income. No amount was recorded in the condensed consolidated statements of operations during the three months ended April 2, 2016. See Note 8.

The recorded fair value of the derivative financial instruments in the consolidated balance sheets were as follows:

	(In thousands) April 2, 2016		(In thousands) December 31, 2015
	Other Current Assets	Other Long Term Assets	Other Current Assets	Other Long Term Assets
Derivatives Designated as Hedging Instruments
Cash Flow Hedges:
Interest rate cap premiums	$—	$391	$1	$962

Total Derivatives	$—	$391	$1	$962

Note 5. Inventories
Inventories consisted of the following:

	(In thousands)
	April 2, 2016	December 31, 2015
Raw materials and supplies	$63,919	$61,840
Work in process	59,088	49,299
Finished goods	10,180	10,073
	133,187	121,212
Less progress payments	6,107	5,808
Total	$127,080	$115,404
We net advances from customers related to inventory purchases against inventories in the consolidated balance sheets.

Note 6. Goodwill
Gross goodwill and accumulated goodwill impairment were approximately $164.3 million and $81.7 million, respectively, as of April 2, 2016 and December 31, 2015. The goodwill is related to the Electronic Systems segment.
Certain factors may result in the need to perform an impairment test prior to the fourth quarter, which is when we perform our annual goodwill impairment test, including significant under performance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, a decision to divest individual businesses within a reporting unit, or a decision to group individual businesses differently. At times, our market capitalization had declined below book value, which if it continues for an extended period of time, is a factor that could lead to a conclusion that a triggering event has occurred. As our market capitalization declines recently have been temporary in nature and our market capitalization has exceeded our book value, we do not consider these temporary declines in market capitalization to be a triggering event in the fiscal quarter ended April 2, 2016. However, it is considered at least reasonably possible that our determination that goodwill for our Electronic Systems segment was not impaired could change in the near term if any the factors noted above occurs.

Note 7. Accrued Liabilities
The components of accrued liabilities were as follows:

	(In thousands)
	April 2, 2016	December 31, 2015
Accrued compensation	$17,602	$13,521
Accrued income tax and sales tax	5,358	1,513
Customer deposits	2,275	1,758
Interest payable	103	58
Provision for forward loss reserves	10,194	11,925
Other	6,964	7,683
Total	$42,496	$36,458

Note 8. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	April 2, 2016	December 31, 2015
New term loan	$190,000	$245,000
Other debt (fixed 5.41%)	19	26
Total debt	190,019	245,026
Less current portion	19	26
Total long-term debt	$190,000	$245,000
Less debt issuance costs	$3,968	$4,339
Total long-term debt, net of debt issuance costs	$186,032	$240,661
Weighted-average interest rate	3.33%	3.07%

In June 2015, we completed a new credit facility to replace the Existing Credit Facilities. The new credit facility consisted of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“New Term Loan”), and a $200.0 million senior secured revolving credit facility (“New Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “New Credit Facilities”). The New Credit Facilities bear interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio. The undrawn portions of the commitments of the New Credit Facilities are subject to a commitment fee ranging from 0.175% to 0.300%, based upon the consolidated total net adjusted leverage ratio.
Further, we are required to make mandatory prepayments of amounts outstanding under the New Term Loan. The mandatory prepayments will be made quarterly, equal to 5.0% per year of the original aggregate principal amount during the first two years and increase to 7.5% per year during the third year, and increase to 10.0% per year during the fourth year and fifth years, with the remaining balance payable on June 26, 2020. The loans under the New Revolving Credit Facility are due on June 26, 2020. As of April 2, 2016, we were in compliance with all covenants required under the New Credit Facilities.
We have been making voluntary principal prepayments on a quarterly basis on our senior secured term loan and in conjunction with the closing of the New Credit Facilities in second quarter 2015, we drew down approximately $65.0 million on the New Revolving Credit Facility and used those proceeds along with current cash on hand to extinguish the existing senior secured term loan of approximately $80.0 million. We expensed the unamortized debt issuance costs related to the existing senior secured term loan of approximately $2.8 million as part of extinguishing the existing senior secured term loan in second quarter 2015. We also incurred approximately $4.8 million of debt issuance costs related to the New Credit Facilities and those costs were capitalized and are being amortized over the five year life of the New Credit Facilities.
In addition, we retired all of the $200.0 million senior unsecured notes (“Existing Notes”) in July 2015. We drew down on the New Term Loan in the amount of $275.0 million. Along with the call notice amount and paying the call premium of approximately $9.8 million, we also paid down the $65.0 million outstanding on the New Revolving Credit Facility. We expensed the call premium of approximately $9.8 million and debt issuance costs related to the Existing Notes of approximately $2.1 million upon extinguishing the Existing Notes in July 2015.
Further, we made voluntary principal prepayments of approximately $55.0 million under the New Term Loan during the three months ended April 2, 2016.
As of April 2, 2016, we had approximately $198.5 million of unused borrowing capacity under the New Revolving Credit Facility, after deducting approximately $1.5 million for standby letters of credit.
The New Credit Facilities were entered into by us (“Parent Company”) and guaranteed by all of our subsidiaries, other than one subsidiary (“Subsidiary Guarantors”) that was considered minor. The Parent Company has no independent assets or operations and the Subsidiary Guarantors jointly and severally guarantee, on a senior unsecured basis, the New Credit Facilities. Therefore, no condensed consolidating financial information for the Parent Company and its subsidiaries are presented.

In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling approximately $135.0 million of our debt. We paid a total of approximately $1.0 million in connection with entering into the interest rate cap hedges. See Note 4 for further discussion.

Note 9. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At April 2, 2016 and December 31, 2015, no preferred shares were issued or outstanding.

Note 10. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)
	Three Months Ended
	April 2, 2016	April 4, 2015
Service cost	$133	$196
Interest cost	342	338
Expected return on plan assets	(370)	(374)
Amortization of actuarial losses	191	222
Net periodic pension cost	$296	$382
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three months ended April 2, 2016 were as follows:

(In thousands)
Three Months Ended
April 2, 2016
Amortization of actuarial losses - total before tax (1)	$(191)
Tax benefit	68
Net of tax	$(123)

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

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

Note 12. Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily due to research and development (“R&D”) tax credits and deductions available for domestic production activities. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of R&D tax credits, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce our valuation allowance against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period when that determination is made.
We recorded income tax expense of approximately $7.2 million (effective tax rate of 35%) for the three months ended April 2, 2016 compared to an income tax benefit of approximately $(1.1) million (effective tax benefit rate of 35%) for the three months ended April 4, 2015. The increase in the effective tax rate for the three months ended April 2, 2016 compared to the three months ended April 4, 2015 was primarily due to pretax income in the current three month period mainly driven by an approximately $18.8 million gain on divestitures of our Pittsburgh and Miltec operations. The increase was partially offset by the release of a valuation allowance related to a capital loss carryforward that can be used to offset the net capital gain generated from the divestitures and the U.S. Federal research and development tax credit that was permanently extended in the fourth quarter of 2015.
Our unrecognized tax benefits were approximately $3.0 million as of both April 2, 2016 and December 31, 2015. Approximately $2.1 million, if recognized, would affect the annual income tax rate. We do not anticipate any significant increases or decreases to our unrecognized tax benefits in the next twelve months.

Note 13. Contingencies
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
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established a reserve for its estimated liability for such investigation and corrective action of approximately $1.5 million at April 2, 2016, which is reflected in other long-term liabilities on its consolidated balance sheet.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between approximately $0.4 million and $3.1 million. Ducommun has established a reserve for its estimated liability, in connection with the West Covina landfill of approximately $0.4 million at April 2, 2016, which is reflected in other long-term liabilities on its consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Note 14. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, Structural Systems and Electronic Systems, each of which is a reportable operating segment.

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended
	April 2, 2016	April 4, 2015
Net Revenues
Structural Systems	$64,017	$72,058
Electronic Systems	78,131	100,862
Total Net Revenues	$142,148	$172,920
Segment Operating Income
Structural Systems	$2,724	$2,138
Electronic Systems	7,053	6,285
	9,777	8,423
Corporate General and Administrative Expenses (1)	(5,484)	(4,796)
Operating Income	$4,293	$3,627
Depreciation and Amortization Expenses
Structural Systems	$2,057	$2,513
Electronic Systems	3,761	4,359
Corporate Administration	37	42
Total Depreciation and Amortization Expenses	$5,855	$6,914
Capital Expenditures
Structural Systems	$2,054	$3,334
Electronic Systems	347	1,490
Corporate Administration	—	4
Total Capital Expenditures	$2,401	$4,828

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.
Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. Our segment assets are as follows:

	(In thousands)
	April 2, 2016	December 31, 2015
Total Assets
Structural Systems	$182,157	$179,134
Electronic Systems	325,987	363,227
Corporate Administration	11,230	14,720
Total Assets	$519,374	$557,081
Goodwill and Intangibles
Structural Systems	$4,586	$4,866
Electronic Systems	186,327	207,595
Total Goodwill and Intangibles	$190,913	$212,461

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
First quarter 2016 highlights:

•	First quarter revenue was approximately $142.1 million

•	Net income of approximately $13.6 million, or $1.21 per diluted share

•	Adjusted EBITDA for the quarter was approximately $11.1 million

•	Backlog increased to approximately $563.5 million
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was approximately $11.1 million and $12.2 million for the three months ended April 2, 2016 and April 4, 2015, respectively. See “Non-GAAP Financial Measures” below for certain information regarding Adjusted EBITDA, including reconciliation of Adjusted EBITDA to net income.
Non-GAAP Financial Measures
When viewed with our financial results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and accompanying reconciliations, we believe Adjusted EBITDA provides additional useful information to clarify and enhance the understanding of the factors and trends affecting our past performance and future prospects. We define these measures, explain how they are calculated and provide reconciliations of these measures to the most comparable GAAP measure in the table below. Adjusted EBITDA and the related financial ratios, as presented in this Quarterly Report on Form 10-Q (“Form 10-Q”), are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as measures of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.
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
Because of these limitations, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information. See our condensed consolidated financial statements contained in this Form 10-Q.
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
The following financial items have been added back to or subtracted from our net income when calculating Adjusted EBITDA:

•	Interest expense may be useful to investors for determining current cash flow;

•
Income tax expense may be useful to investors because it represents the taxes which may be payable for the period and the change in deferred taxes during the period, and may reduce cash flow available for use in our business;

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Stock-based compensation may be useful to our investors for determining current cash flow; and

•	Gain on divestitures may be useful to our investors in evaluating our core operating performance.
Reconciliations of net income (loss) to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(In thousands) Three Months Ended
	April 2, 2016	April 4, 2015
Net income (loss)	$13,550	$(1,973)
Interest expense	2,399	6,661
Income tax expense (benefit)	7,159	(1,061)
Depreciation	3,401	3,889
Amortization	2,454	3,025
Stock-based compensation expense	1,000	1,624
Gain on divestitures	(18,815)	—
Adjusted EBITDA	$11,148	$12,165
% of net revenues	7.8%	7.0%

Adjusted EBITDA as a percentage of net revenues increased in the three months ended April 2, 2016 compared to the three months ended April 4, 2015 primarily due to net income as a result of higher gross margins in the current-year quarter.

Results of Operations
First Quarter of 2016 Compared to First Quarter of 2015
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Three Months Ended
	April 2, 2016	% of Net Revenues	April 4, 2015	% of Net Revenues
Net Revenues	$142,148	100.0%	$172,920	100.0%
Cost of Sales	115,179	81.0%	146,159	84.5%
Gross Profit	26,969	19.0%	26,761	15.5%
Selling, General and Administrative Expenses	22,676	16.0%	23,134	13.4%
Operating Income	4,293	3.0%	3,627	2.1%
Interest Expense	(2,399)	(1.7)%	(6,661)	(3.9)%
Gain on Divestitures	18,815	13.2%	—	—%
Income (Loss) Before Taxes	20,709	14.6%	(3,034)	(1.8)%
Income Tax Expense (Benefit)	7,159	nm	(1,061)	nm
Net Income (Loss)	$13,550	9.5%	$(1,973)	(1.1)%

Effective Tax (Benefit) Rate	34.6%	nm	(35.0)%	nm
Diluted Earnings (Loss) Per Share	$1.21	nm	$(0.18)	nm
nm = not meaningful
Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the first fiscal three months of 2016 and 2015, respectively, were as follows:

	Three Months Ended
		(In thousands)		% of Net Revenues
	Change	April 2 2016	April 4, 2015	April 2 2016	April 4, 2015
Consolidated Ducommun
Military and space
Defense technologies	$(8,663)	$42,861	$51,524	30%	30%
Defense structures	(4,527)	14,914	19,441	11%	11%
Commercial aerospace	374	66,759	66,385	47%	38%
Industrial	(17,956)	17,614	35,570	12%	21%
Total	$(30,772)	$142,148	$172,920	100%	100%

Structural Systems
Military and space (defense structures)	$(4,527)	$14,914	$19,441	23%	27%
Commercial aerospace	(3,514)	49,103	52,617	77%	73%
Total	$(8,041)	$64,017	$72,058	100%	100%

Electronic Systems
Military and space (defense technologies)	$(8,663)	$42,861	$51,524	55%	51%
Commercial aerospace	3,888	17,656	13,768	23%	14%
Industrial	(17,956)	17,614	35,570	22%	35%
Total	$(22,731)	$78,131	$100,862	100%	100%
Net revenues for the three months ended April 2, 2016 were approximately $142.1 million, compared to approximately $172.9 million for the three months ended April 4, 2015. The year-over-year decrease was primarily due to the following:

•
Approximately $15.4 million lower revenues in the industrial end-use markets due to the divestiture of the Pittsburgh operation in January 2016 and the closure of the Houston operation in December 2015; and

•
Approximately $13.2 million lower revenues in the military and space end-use markets mainly due to the decrease in U.S. government defense spending and shifting spending priorities, which impacted our fixed-wing and helicopter platforms and pushed out scheduled deliveries of these products to customers.

Going forward, as a result of the closure of the Houston operation and the divestitures of the Pittsburgh and Miltec operations during the first quarter of 2016, Electronic Systems revenues will be lower by approximately $20.0 million per quarter.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
Boeing Company	19%	15%
Raytheon Company	7%	7%
Total top ten customers (1)	59%	53%

(1)	Includes the Boeing Company and Raytheon Company.
The Boeing Company (“Boeing”) and Raytheon Company (“Raytheon”) represented the following percentages of total accounts receivable:

	April 2, 2016	December 31, 2015
Boeing	18%	13%
Raytheon	7%	12%
The net revenues and accounts receivable from Boeing and Raytheon are diversified over a number of commercial, military and space programs and were made by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin increased year-over-year in the three months ended April 2, 2016 to approximately 19% compared to the three months ended April 4, 2015 of approximately 15% primarily due to the following:

•	Total material costs as a percentage of sales decreased approximately 3% or $4.2 million year-over-year as a result of our ongoing supply chain initiatives and favorable product mix; and

•
Manufacturing efficiencies as a percentage of sales improved as a result of the ongoing headcount reductions and facility rationalization initiatives which contributed approximately $1.4 million in gross profit.

Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses decreased year-over-year in the three months ended April 2, 2016 compared to the three months ended April 4, 2015 primarily due to the following:

•	A decrease of approximately $0.9 million in other personnel costs related to ongoing headcount reductions; and

•	A decrease of approximately $0.9 million related to the divestiture of the Pittsburgh operation on January 22, 2016;

•	Partially offset by an increase of approximately $0.9 million related to one-time retirement charges; and

•	An increase of approximately $0.5 million in research and development costs related to new program awards announced in 2015.
Interest Expense
Interest expense decreased year over year in the three months ended April 2, 2016 compared to the three months ended April 4, 2015 primarily due to a lower outstanding debt balance as a result of voluntary principal prepayments of our term loan and a lower average interest rate as a result of completing the refinancing of our debt in July 2015.
Gain on Divestitures
Gain on divestitures for the three months ended April 2, 2016 consisted of the divestitures of the Pittsburgh operation with a pretax gain of approximately $18.3 million and the Miltec operation with a pretax gain of approximately $0.5 million. (see Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).
Income Tax Expense (Benefit)
We recorded income tax expense of approximately $7.2 million (effective tax rate of 35%) for the three months ended April 2, 2016 compared to an income tax benefit of approximately $(1.1) million (effective tax benefit rate of 35%) for the three months ended April 4, 2015. The increase in the effective tax rate for the three months ended April 2, 2016 compared to the three months ended April 4, 2015 was primarily due to pretax income in the current three month period mainly driven by an approximately $18.8 million gain on divestitures of our Pittsburgh and Miltec operations. The increase was partially offset by the release of a valuation allowance related to a capital loss carryforward that can be used to offset the capital gain generated from the divestitures and the U.S. Federal research and development tax credit that was permanently extended in the fourth quarter of 2015.
Our unrecognized tax benefits were approximately $3.0 million as of both April 2, 2016 and December 31, 2015. Approximately $2.1 million, if recognized, would affect the annual income tax rate. We do not anticipate any significant increases or decreases to our unrecognized tax benefits in the next twelve months.
Net Income (Loss) and Earnings (Loss) per Share
Net income (loss) and earnings (loss) per share for the three months ended April 2, 2016 were approximately $13.6 million, or $1.21 per diluted share, compared to a net loss and loss per share of approximately $(2.0) million, or $(0.18) per share, for the three months ended

April 4, 2015. The increase in net income for the three months ended April 2, 2016 compared to a net loss for the three months ended April 4, 2015 was primarily due to a pretax gain on divestitures of the Pittsburgh and Miltec operations of approximately $18.8 million and lower interest expense of approximately $4.3 million.
Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Structural Systems and Electronic Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three months ended April 2, 2016 and April 4, 2015:

	Three Months Ended
	%	(In thousands)		% of Net Revenues
	Change	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net Revenues
Structural Systems	(11.2)%	$64,017	$72,058	45.0%	41.7%
Electronic Systems	(22.5)%	78,131	100,862	55.0%	58.3%
Total Net Revenues	(17.8)%	$142,148	$172,920	100.0%	100.0%
Segment Operating Income
Structural Systems		$2,724	$2,138	4.3%	3.0%
Electronic Systems		7,053	6,285	9.0%	6.2%
		9,777	8,423
Corporate General and Administrative Expenses (1)		(5,484)	(4,796)	(3.9)%	(2.8)%
Total Operating Income		$4,293	$3,627	3.0%	2.1%
Adjusted EBITDA
Structural Systems
Operating Income		$2,724	$2,138
Depreciation and Amortization		2,057	2,513
		4,781	4,651	7.5%	6.5%
Electronic Systems
Operating Income		7,053	6,285
Gain on Divestitures (2)		18,815	—
Depreciation and Amortization		3,761	4,359
		29,629	10,644	37.9%	10.6%
Corporate General and Administrative Expenses (1)
Operating Loss		(5,484)	(4,796)
Gain on Divestitures (2)		(18,815)	—
Depreciation and Amortization		37	42
Stock-Based Compensation Expense		1,000	1,624
		(23,262)	(3,130)
Adjusted EBITDA		$11,148	$12,165	7.8%	7.0%
Capital Expenditures
Structural Systems		$2,054	$3,334
Electronic Systems		347	1,490
Corporate Administration		—	4
Total Capital Expenditures		$2,401	$4,828

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.

(2)	Includes gain on divestitures of the Pittsburgh and Miltec operations.
Structural Systems
Structural Systems’ net revenues in the three months ended April 2, 2016 compared to the three months ended April 4, 2015 decreased approximately $8.0 million primarily due to the following:

•
Approximately $4.5 million decrease in military and space revenues mainly due to the decrease in U.S. government defense spending and shifting spending priorities which impacted scheduled deliveries on our fixed-wing and helicopter platforms; and

•	Approximately $3.5 million decrease in commercial aerospace revenue related to the wind down of a regional jet program.
The Structural Systems segment operating income increased slightly in the three month period ending April 2, 2016 primarily due to improved operating efficiencies related to ongoing cost improvement initiatives.
Adjusted EBITDA was approximately $4.8 million or 7% of revenue for the current three months of fiscal 2016 compared to approximately $4.7 million or 6% of revenue for the three months ended April 4, 2015.
Electronic Systems
Electronic Systems’ net revenues in the three months ended April 2, 2016 compared to the three months ended April 4, 2015 decreased approximately $22.7 million primarily due to the following:

•	An approximately $15.4 million decrease as a result of the divestiture of the Pittsburgh operation in January 2016 and the closure of the Houston operation in December 2015; and

•
An approximately $8.7 million decrease in military and space revenue mainly due to the decrease in U.S. government defense spending and shifting spending priorities which impacted scheduled deliveries on our fixed-wing and helicopter platforms;

•	Partially offset by an approximate $3.9 million increase in our commercial aerospace revenue through added content with existing customers.
Electronic Systems’ segment operating income increased in the three month period ending April 2, 2016 compared to the three months ended April 4, 2015 primarily due to improved operating efficiencies related to ongoing cost improvement initiatives that was partially offset by the divestiture of our Pittsburgh operation.
Adjusted EBITDA was approximately $29.6 million or 38% of revenue for the current three months of fiscal 2016 compared to approximately $10.6 million or 11% of revenue primarily due to a pretax gain on divestitures of the Pittsburgh and Miltec operations of approximately $18.8 million.
Corporate General and Administrative (“CG&A”)
CG&A expenses increased approximately $0.7 million in the three months ending April 2, 2016 compared to the three months ended April 4, 2015 primarily due to one-time retirement charges of approximately $0.9 million in the first quarter of 2016, partially offset by other cost reduction initiatives of approximately $0.4 million.
Backlog
Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in industrial markets tends to be of a shorter duration and is generally fulfilled within a 3-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. Approximately $450.8 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of April 2, 2016 and December 31, 2015:

	(In thousands)
	Change	April 2, 2016	December 31, 2015
Consolidated Ducommun
Military and space
Defense technologies	$27,599	$196,160	$168,561
Defense structures	5,989	64,810	58,821
Commercial aerospace	(1,575)	267,618	269,193
Industrial	(14,302)	34,933	49,235
Total	$17,711	$563,521	$545,810
Structural Systems
Military and space (defense structures)	$5,989	$64,810	$58,821
Commercial aerospace	(5,388)	218,648	224,036
Total	$601	$283,458	$282,857
Electronic Systems
Military and space (defense technologies)	$27,599	$196,160	$168,561
Commercial aerospace	3,813	48,970	45,157
Industrial	(14,302)	34,933	49,235
Total	$17,110	$280,063	$262,953

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions)
	April 2,	December 31,
	2016	2015
Total debt, including long-term portion	$190.0	$245.0
Weighted-average interest rate on debt	3.33%	3.07%
Term Loan interest rate	3.33%	3.07%
Cash and cash equivalents	$6.4	$5.5
Unused Revolving Credit Facility	$198.5	$198.5
In June 2015, we completed a new credit facility to replace the Existing Credit Facilities. The new credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“New Term Loan”), and a $200.0 million senior secured revolving credit facility (“New Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “New Credit Facilities”). We are required to make mandatory prepayments of amounts outstanding under the New Term Loan. In addition, we retired all of the $200.0 million senior unsecured notes (“Existing Notes”) in July 2015. We drew down on the New Term Loan in the amount of $275.0 million. Along with the call notice amount and paying the call premium of approximately $9.75 million, we also paid down the $65.0 million drawn on the New Revolving Credit Facility in the previous quarter. As of April 2, 2016, we were in compliance with all covenants required under the New Credit Facilities. See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling approximately $135.0 million of our debt. We paid a total of approximately $1.0 million in connection with entering into the interest rate cap hedges.
We expect to spend a total of approximately $18.0 million to $22.0 million for capital expenditures in 2016 financed by cash generated from operations, principally to support new contract awards at Structural Systems and Electronic Systems. As part of our strategic plan to become a Tier 2 supplier, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.

We continue to depend on operating cash flow and the availability of our New Revolving Credit Facility to provide short-term liquidity. Cash generated from operations and bank borrowing capacity is expected to provide sufficient liquidity to meet our obligations during the next twelve months.

Cash Flow Summary
Net cash provided by operating activities for the three months ended April 2, 2016 increased to approximately $5.5 million, compared to approximately $3.5 million in the three months ended April 4, 2015. The higher net cash generated during the first three months of 2016 was primarily due to higher net income as a result of higher gross margins.
Net cash provided by investing activities of approximately $51.5 million for the three months ended April 2, 2016 was primarily due to proceeds from the divestiture of the Pittsburgh and Miltec operations, partially offset by capital expenditures, principally to support new contract awards at Structural Systems and Electronic Systems. The decrease in purchases of property and equipment compared to the prior year was primarily due to timing of the capital expenditures.
Net cash used in financing activities for the three months ended April 2, 2016 of approximately $55.9 million was primarily due to voluntary principal prepayments on our new term loan of approximately $55.0 million as a result of the proceeds received from divestiture of the Pittsburgh and Miltec operations during the current-year quarter.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating leases and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended April 2, 2016.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At April 2, 2016, we had borrowings of approximately $190.0 million under our Term Loan that bear interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 2, 2016. The Company had previously reported a material weakness in internal control over financial reporting related to the design and effective monitoring controls over the accuracy and appropriate classification of reported labor hours associated with contracts accounted for under the percentage-of-completion method using units of delivery. This material weakness was described in Item 9A in the Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. As a result of the material weakness in the Company’s internal control over financial reporting, which was not remediated as of April 2, 2016, the CEO and CFO concluded the Company’s disclosure controls and procedures were not effective as of April 2, 2016.

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
Action to be taken or in process include designing and implementing our internal controls over the ongoing review of the related labor distributions used in our estimates of anticipated costs used in the forward loss reserve analysis. We are also still in the process of testing certain of these processes and procedures.
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
Changes in Internal Control over Financial Reporting
Except as otherwise discussed above under “Management’s Remediation Activities,” there were no changes in our internal control over financial reporting during the three months ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our risk factors. There have been no material changes in the three months ended April 2, 2016 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

*10.4
Form of Nonqualified Stock Option Agreement, for grants to employees under the 2013 Stock Incentive Plan, and the 2007 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.

*10.5	Form of Performance Stock Unit Agreement for 2014 and 2015. Incorporated by reference to Exhibit 10.19 to Form 8-K dated April 28, 2014.

*10.6	Form of Performance Stock Unit Agreement for 2016 and after.

*10.7	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 8, 2007.

*10.8	Form of Directors’ Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.

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

*10.10
Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Kathryn M. Andrus	January 30, 2008
Richard A. Baldridge	March 19, 2013
Joseph C. Berenato	November 4, 1991
Gregory S. Churchill	March 19, 2013
Robert C. Ducommun	December 31, 1985
Dean W. Flatt	November 5, 2009
Douglas L. Groves	February 12, 2013
Jay L. Haberland	February 2, 2009
James S. Heiser	May 6, 1987
Robert D. Paulson	March 25, 2003
Anthony J. Reardon	January 8, 2008
Jerry L. Redondo	October 1, 2015
Rosalie F. Rogers	July 24, 2008
Christopher D. Wampler	January 1, 2016

*10.11	Ducommun Incorporated 2016 Bonus Plan. Incorporated by reference to Exhibit 99.3 to Form 8-K dated March 1, 2016.

*10.12	Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
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

Date: May 9, 2016	By:	/s/ Anthony J. Reardon
Anthony J. Reardon
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2016	By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 9, 2016	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)