Form 10-Q
period 2016-07-02
DUCOMMUN INC /DE/
filed 2016-08-05
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2016, the registrant had 11,166,968 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	July 2, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$9,176	$5,454
Accounts receivable, net of allowance for doubtful accounts of $359 both at July 2, 2016 and December 31, 2015	76,857	77,089
Inventories	127,589	115,404
Production cost of contracts	9,444	10,290
Other current assets	8,100	13,389
Assets held for sale	—	41,636
Total Current Assets	231,166	263,262
Property and equipment, net of accumulated depreciation of $135,169 and $128,533 at July 2, 2016 and December 31, 2015, respectively	97,243	96,551
Goodwill	82,554	82,554
Intangibles, net	106,097	110,621
Non-current deferred income taxes	282	324
Other assets	2,957	3,769
Total Assets	$520,299	$557,081
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$12	$26
Accounts payable	51,049	40,343
Accrued liabilities	35,921	36,458
Liabilities held for sale	—	6,780
Total Current Liabilities	86,982	83,607
Long-term debt, less current portion	186,317	240,661
Non-current deferred income taxes	24,399	26,528
Other long-term liabilities	17,175	18,954
Total Liabilities	314,873	369,750
Commitments and contingencies (Notes 11, 13)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,166,968 and 11,084,318 issued at July 2, 2016 and December 31, 2015, respectively	112	111
Additional paid-in capital	76,199	75,200
Retained earnings	135,034	117,623
Accumulated other comprehensive loss	(5,919)	(5,603)
Total Shareholders’ Equity	205,426	187,331
Total Liabilities and Shareholders’ Equity	$520,299	$557,081
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net Revenues	$133,437	$174,845	$275,585	$347,765
Cost of Sales	107,222	143,638	222,401	289,797
Gross Profit	26,215	31,207	53,184	57,968
Selling, General and Administrative Expenses	18,949	20,368	41,625	43,502
Operating Income	7,266	10,839	11,559	14,466
Interest Expense	(1,935)	(6,446)	(4,334)	(13,107)
Loss on Extinguishment of Debt	—	(2,842)	—	(2,842)
Other Income	—	1,510	—	1,510
Gain on Divestitures	—	—	18,815	—
Income Before Taxes	5,331	3,061	26,040	27
Income Tax Expense	1,470	1,279	8,629	218
Net Income (Loss)	$3,861	$1,782	$17,411	$(191)
Earnings (Loss) Per Share
Basic earnings (loss) per share	$0.35	$0.16	$1.56	$(0.02)
Diluted earnings (loss) per share	$0.34	$0.16	$1.55	$(0.02)
Weighted-Average Number of Common Shares Outstanding
Basic	11,155	11,062	11,127	11,012
Diluted	11,264	11,276	11,245	11,012
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net Income (Loss)	$3,861	$1,782	$17,411	$(191)
Other Comprehensive (Loss) Income
Amortization of actuarial losses and prior service costs, net of tax of $73 and $68 for the three months ended July 2, 2016 and July 4, 2015, respectively, and $141 and $165 for the six months ended July 2, 2016 and July 4, 2015, respectively	117	153	240	278
Change in unrealized gains and losses on cash flow hedges, net of tax of $87 and zero for the three months ended July 2, 2016 and July 4, 2015, respectively, and $326 and zero for the six months ended July 2, 2016 and July 4, 2015, respectively	(148)	—	(556)	—
Other Comprehensive (Loss) Income	(31)	153	(316)	278
Comprehensive Income	$3,830	$1,935	$17,095	$87
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	July 2, 2016	July 4, 2015
Cash Flows from Operating Activities
Net Income (Loss)	$17,411	$(191)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and amortization	11,331	13,428
Gain on divestitures	(18,815)	—
Stock-based compensation expense	1,985	2,461
Deferred income taxes	(3,144)	1,577
Excess tax benefits from stock-based compensation	—	(509)
Recovery of doubtful accounts	(24)	(28)
Noncash loss on extinguishment of debt	—	2,842
Other	(3,401)	(1,663)
Changes in Assets and Liabilities:
Accounts receivable	2,738	(106)
Inventories	(12,875)	4,828
Production cost of contracts	792	1,348
Other assets	7,690	7,942
Accounts payable	9,871	(4,078)
Accrued and other liabilities	(1,484)	(10,295)
Net Cash Provided by Operating Activities	12,075	17,556
Cash Flows from Investing Activities
Purchases of property and equipment	(7,619)	(7,782)
Proceeds from sale of assets	—	279
Insurance recoveries related to property and equipment	—	1,510
Proceeds from divestitures	55,272	—
Net Cash Provided by (Used in) Investing Activities	47,653	(5,993)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	9,200	65,000
Repayments of senior secured revolving credit facility	(4,200)	—
Repayments of senior unsecured notes and term loans	(60,000)	(90,000)
Repayments of other debt	(14)	(13)
Debt issuance costs	—	(4,738)
Excess tax benefits from stock-based compensation	—	509
Net proceeds from issuance of common stock under stock plans	(992)	(1,106)
Net Cash Used in Financing Activities	(56,006)	(30,348)
Net Increase (Decrease) in Cash and Cash Equivalents	3,722	(18,785)
Cash and Cash Equivalents at Beginning of Period	5,454	45,627
Cash and Cash Equivalents at End of Period	$9,176	$26,842
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies
Description of Business
We are a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace and defense (“A&D”), industrial, natural resources, medical and other industries (collectively, “Industrial”). Our subsidiaries are organized into two strategic businesses: Electronic Systems segment and Structural Systems segment, each of which is a reportable operating segment. Electronic Systems designs, engineers and manufactures high-reliability products used in worldwide technology-driven markets including aerospace, defense, natural resources, industrial and medical and other end-use markets. Electronic Systems’ product offerings range from prototype development to complex assemblies. Structural Systems designs, engineers and manufactures large, complex contoured aerospace structural components and assemblies and supplies composite and metal bonded structures and assemblies. Structural Systems’ products are used on commercial aircraft, military fixed-wing aircraft and military and commercial rotary-wing aircraft. All reportable operating segments follow the same accounting principles.
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended July 2, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.
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
Supplemental Cash Flow Information

	(In thousands) Six Months Ended
	July 2, 2016	July 4, 2015
Interest paid	$3,741	$12,400
Taxes paid	2,479	150
Non-cash activities:
Purchases of property and equipment not paid	1,278	1,871

Earnings (Loss) Per Share
Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding in each period. Diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding, plus any potential dilutive shares that could be issued if exercised or converted into common stock in each period.
The net income (loss), weighted-average number of common shares outstanding used to compute earnings (loss) per share, were as follows:

	(In thousands, except per share data) Three Months Ended		(In thousands, except per share data) Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income (loss)	$3,861	$1,782	$17,411	$(191)
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,155	11,062	11,127	11,012
Dilutive potential common shares	109	214	118	—
Diluted weighted-average common shares outstanding	11,264	11,276	11,245	11,012
Earnings (loss) per share
Basic	$0.35	$0.16	$1.56	$(0.02)
Diluted	$0.34	$0.16	$1.55	$(0.02)
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Stock options and stock units	674	182	632	911
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
Derivative Instruments
We recognize derivative instruments on our consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of July 2, 2016, all of our derivative instruments were designated as cash flow hedges.
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
Inventories
Inventories are stated at the lower of cost or market with cost being determined using a moving average cost basis for raw materials and actual cost for work-in-process and finished goods, with units being relieved and charged to cost of sales on a first-in, first-out basis. Market value for raw materials is based on replacement cost and for other inventory classifications it is based on net realizable value. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) incurred. Costs under long-term contracts are accumulated into, and removed from, inventory on the same basis as other contracts. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. We maintain a reserve for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.
Production Cost of Contracts
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of goods sold using the units of delivery method. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts.
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
On January 22, 2016, we entered into an agreement, and completed the sale on the same date, to sell our operation located in Pittsburgh, Pennsylvania for a final sales price of $38.5 million in cash. We divested this facility as part of our overall strategy to streamline operations, which includes consolidating our footprint. Net assets sold were $24.0 million, net liabilities sold were $4.0 million, and direct transaction costs incurred were $0.2 million, resulting in a gain on divestiture of $18.3 million.
In February 2016, we entered into an agreement to sell our Miltec operation for a preliminary sales price of $14.6 million, in cash, subject to post-closing adjustments. We divested this facility as part of our overall strategy to streamline operations, which includes consolidating our footprint. We completed the sale on March 25, 2016. Preliminary net assets sold were $15.4 million, net liabilities sold were $2.6 million, and direct transaction costs incurred during the current period were $1.3 million, resulting in a gain on divestiture of $0.5 million.

The carrying values of the major classes of assets and liabilities related to these assets held for sale were as follows:

	(In thousands)
	July 2, 2016	December 31, 2015
Assets
Accounts receivable (less allowance for doubtful accounts of zero and $24 at July 2, 2016 and December 31, 2015, respectively)	$—	$9,395
Inventory	—	6,453
Deferred income taxes	—	1,246
Other current assets	—	3,315
Total current assets	—	20,409
Property and equipment, net of accumulated depreciation of zero and $8,509 at July 2, 2016 and December 31, 2015, respectively	—	1,941
Goodwill	—	17,772
Other intangible assets	—	1,514
	$—	$41,636
Liabilities
Accounts payable	$—	$4,836
Accrued liabilities	—	1,944
	$—	$6,780
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
Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2016
In August 2015, the FASB issued ASU 2015-15, “Imputation of Interest (Subtopic 835-30)” (“ASU 2015-15”), which provides guidance on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Other guidance does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Thus, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance was effective for us beginning January 1, 2016. We did not have debt issuance costs associated with line-of-credit arrangements and thus, the adoption of this new guidance did not have a significant impact on our condensed consolidated financial statements.
In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”), which covers a wide range of Topics in the Codification. The amendments in ASU 2015-10 represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The amendments in this new guidance that require transition guidance were effective for us beginning January 1, 2016. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40):

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), which provides guidance on fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance was effective for us beginning January 1, 2016. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of those costs is reported as interest expense. The new guidance was effective for us beginning January 1, 2016. As a result of the adoption of this new guidance, we reclassed $3.7 million of debt issuance costs against $190.0 million of total debt as of July 2, 2016.
In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)” (“ASU 2015-01”), which eliminates from U.S. GAAP the concept of extraordinary items. Current guidance requires separate classification, presentation, and disclosure of extraordinary events and transactions. In addition, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. The new guidance was effective for us beginning January 1, 2016. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Thus, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance was effective for us beginning January 1, 2016. The adoption of this standard did not have a sgnificant impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods with that reporting period. We are evaluating the impact of this standard.
In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-06 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”), which clarifies revenue and expense recognition for freight costs, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods with that reporting period. We are evaluating the impact of this standard.
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
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which is intended to improve the accounting for employee share-based payments. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2017. Early adoption is permitted in any interim or annual reporting period. We are evaluating the impact of this standard and currently do not anticipate it will have a significant impact on our condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”), which clarifies that a change in the counter party to a derivative instrument designated as a hedging instrument does not require dedesignation of that hedging relationship, provided that all other hedge accounting criteria are met. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2017. Early adoption is permitted as of the beginning of an interim period on a modified retrospective basis. We are evaluating the impact of this standard and currently do not anticipate it will have a significant impact on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to present right-of-use assets and lease liabilities on the balance sheet. Lessees are required to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2019. We are evaluating the impact of this standard and currently anticipate it will impact our condensed consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330)” (“ASU 2015-11”), which requires inventory within the scope of ASU 2015-11 to be measured at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory value. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2017. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of this standard, but currently do not anticipate it will have a significant impact on our condensed consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which defines management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern. ASU 2014-15 also provide principles and definitions that are intended to reduce diversity in the timing and content of disclosures in the financial statement footnotes. The new guidance is effective for annual periods ending after December 15, 2016, which will be our year ending December 31, 2016, and interim periods beginning after December 15, 2016, which will be our interim period beginning January 1, 2017. Early adoption is permitted. We are evaluating the impact of this standard and currently do not anticipate it will have a significant impact on our condensed consolidated financial statements.
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
Note 2. Restructuring Activities
Summary of 2015 Restructuring Plans
In September 2015, management approved and commenced implementation of several restructuring actions, including organizational re-alignment, consolidation and relocation of the New York facilities that was completed in December 2015, closure of the Houston facility that was completed in December 2015, and closure of the St. Louis facility that was completed in April 2016, all of which are part of our overall strategy to streamline operations. We have recorded cumulative expenses of

$2.2 million for severance and benefits and loss on early exit from leases. We do not expect to record additional expenses related to these restructuring plans.
As of July 2, 2016, we have accrued $0.1 million for severance and benefits and early exit from lease in the Electronic Systems segment and $0.7 million for severance and benefits and loss on early exit from lease in the Structural Systems segment, all of which were charged to selling, general and administrative expenses.
Summary of 2016 Restructuring Plan
In May 2016, management approved and commenced implementation of the closure of one of our Tulsa facilities that was completed in June 2016, and is part of our overall strategy to streamline operations. We have recorded cumulative expenses of $0.2 million for severance and benefits and loss on early exit from a lease. We do not expect to record additional expenses related to this restructuring plan.
As of July 2, 2016, we have accrued $0.1 million for loss on early exit from lease in the Electronic Systems segment, all of which were charged to selling, general and administrative expenses.
Our restructuring activities in the six months ended July 2, 2016 were as follows (in thousands):

	December 31, 2015	Six Months Ended July 2, 2016			July 2, 2016
	Balance	Charges	Cash Payments	Change in Estimates	Balance
Severance and benefits	$722	$47	$(571)	$—	$198
Lease termination	1,181	133	(400)	—	914
Ending balance	$1,903	$180	$(971)	$—	$1,112

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
Our financial instruments consist primarily of cash and cash equivalents and interest rate cap derivatives designated as cash flow hedging instruments. Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of July 2, 2016				As of December 31, 2015
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Money market funds(1)	$5	$—	$—	$5	$4,587	$—	$—	$4,587
Interest rate cap hedges(2)	—	156	—	156	—	963	—	963
Total Assets	$5	$156	$—	$161	$4,587	$963	$—	$5,550
(1) Included as cash and cash equivalents.
(2) Interest rate cap hedge premium included as other current assets and other assets.
The fair value of the interest rate cap hedge agreements was determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended July 2, 2016.

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
Our interest rate cap hedges were designated as cash flow hedges and deemed highly effective at the inception of the hedges. These interest rate cap hedges mature concurrently with the term loan in June 2020. During the three months ended July 2, 2016, the interest rate cap hedges continued to be highly effective and $0.1 million, net of tax, was recognized in other comprehensive income. No amount was recorded in the condensed consolidated statements of operations during the three months ended July 2, 2016. See Note 8.
The recorded fair value of the derivative financial instruments in the consolidated balance sheets were as follows:

	(In thousands) July 2, 2016		(In thousands) December 31, 2015
	Other Current Assets	Other Long Term Assets	Other Current Assets	Other Long Term Assets
Derivatives Designated as Hedging Instruments
Cash Flow Hedges:
Interest rate cap premiums	$—	$156	$1	$962

Total Derivatives	$—	$156	$1	$962

Note 5. Inventories
Inventories consisted of the following:

	(In thousands)
	July 2, 2016	December 31, 2015
Raw materials and supplies	$67,668	$61,840
Work in process	58,077	49,299
Finished goods	10,455	10,073
	136,200	121,212
Less progress payments	8,611	5,808
Total	$127,589	$115,404
We net advances from customers related to inventory purchases against inventories in the consolidated balance sheets.

Note 6. Goodwill
Gross goodwill and accumulated goodwill impairment were $164.3 million and $81.7 million, respectively, both as of July 2, 2016 and December 31, 2015. The goodwill is related to the Electronic Systems segment.
Certain factors may result in the need to perform an impairment test prior to the fourth quarter, which is when we perform our annual goodwill impairment test, including significant under performance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, a decision to divest individual businesses within a reporting unit, or a decision to group individual businesses differently. At times, our market capitalization had declined below book value, which if it continues for an extended period of time, is a factor that could lead to a conclusion that a triggering event has occurred. As our market capitalization declines recently have been temporary in nature and our market capitalization has exceeded our book value, we do not consider these temporary declines in market capitalization to be a triggering event in the fiscal quarter ended July 2, 2016. However, it is considered at least reasonably possible that our determination that goodwill for our Electronic Systems segment was not impaired could change in the near term if any the factors noted above occurs.

Note 7. Accrued Liabilities
The components of accrued liabilities were as follows:

	(In thousands)
	July 2, 2016	December 31, 2015
Accrued compensation	$16,803	$13,521
Accrued income tax and sales tax	4,609	1,513
Customer deposits	488	1,758
Interest payable	117	58
Provision for forward loss reserves	7,992	11,925
Other	5,912	7,683
Total	$35,921	$36,458

Note 8. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	July 2, 2016	December 31, 2015
New term loan	$185,000	$245,000
New revolving credit facility	5,000	—
Other debt (fixed 5.41%)	12	26
Total debt	190,012	245,026
Less current portion	12	26
Total long-term debt	190,000	245,000
Less debt issuance costs	3,683	4,339
Total long-term debt, net of debt issuance costs	$186,317	$240,661
Weighted-average interest rate	3.14%	3.07%

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
Further, we are required to make mandatory prepayments of amounts outstanding under the New Term Loan. The mandatory prepayments will be made quarterly, equal to 5.0% per year of the original aggregate principal amount during the first two years and increase to 7.5% per year during the third year, and increase to 10.0% per year during the fourth year and fifth years, with the remaining balance payable on June 26, 2020. The loans under the New Revolving Credit Facility are due on June 26, 2020. As of July 2, 2016, we were in compliance with all covenants required under the New Credit Facilities.
We have been making voluntary principal prepayments on a quarterly basis on our senior secured term loan and in conjunction with the closing of the New Credit Facilities in second quarter 2015, we drew down $65.0 million on the New Revolving Credit Facility and used those proceeds along with current cash on hand to extinguish the existing senior secured term loan of $80.0 million. We expensed the unamortized debt issuance costs related to the existing senior secured term loan of $2.8 million as part of extinguishing the existing senior secured term loan in second quarter 2015. We also incurred $4.8 million of debt issuance costs related to the New Credit Facilities and those costs were capitalized and are being amortized over the five year life of the New Credit Facilities.
In addition, we retired all of the $200.0 million senior unsecured notes (“Existing Notes”) in July 2015. We drew down on the New Term Loan in the amount of $275.0 million. Along with the call notice amount and paying the call premium of $9.8 million, we also paid down the $65.0 million outstanding on the New Revolving Credit Facility. We expensed the call premium of $9.8 million and debt issuance costs related to the Existing Notes of $2.1 million upon extinguishing the Existing Notes in July 2015.
Further, we made voluntary principal prepayments of $5.0 million and $60.0 million under the New Term Loan during the three and six months ended July 2, 2016, respectively.
As of July 2, 2016, we had $193.5 million of unused borrowing capacity under the New Revolving Credit Facility, after deducting $1.5 million for standby letters of credit.
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
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges. See Note 4 for further discussion.

Note 9. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At July 2, 2016 and December 31, 2015, no preferred shares were issued or outstanding.

Note 10. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$133	$197	$266	$393
Interest cost	342	337	684	675
Expected return on plan assets	(371)	(373)	(741)	(747)
Amortization of actuarial losses	190	221	381	443
Net periodic pension cost	$294	$382	$590	$764
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three and six months ended July 2, 2016 were as follows:

	(In thousands)
	Three Months Ended	Six Months Ended
	July 2, 2016	July 2, 2016
Amortization of actuarial losses - total before tax (1)	$(190)	$(381)
Tax benefit	73	141
Net of tax	$(117)	$(240)

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

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
We recorded income tax expense of $1.5 million (effective tax rate of 28%) for the three months ended July 2, 2016 compared to an income tax expense of $1.3 million (effective tax rate of 42%) for the three months ended July 4, 2015. The decrease in the effective tax rate for the three months ended July 2, 2016 compared to the three months ended July 4, 2015 was primarily due to the U.S. Federal research and development tax credit that was permanently extended in the fourth quarter of 2015 and the deduction for Qualified Domestic Production Activities.
We recorded income tax expense of $8.6 million (effective tax rate of 33%) for the six months ended July 2, 2016 compared to an income tax expense of $0.2 million (effective tax rate of 807%) for the six months ended July 4, 2015. The decrease in the effective tax rate for the six months ended July 2, 2016 compared to the six months ended July 4, 2015 was primarily due to minimal pre-tax earnings in the six months ended July 4, 2015 in addition to the U.S. Federal research and development tax credit that was permanently extended in the fourth quarter of 2015 and the deduction for Qualified Domestic Production Activities.
Our unrecognized tax benefits were $3.3 million and $3.0 million as of July 2, 2016 and December 31, 2015, respectively. $2.4 million, if recognized, would affect the annual income tax rate. We do not anticipate any significant increases or decreases to our unrecognized tax benefits in the next twelve months.

Note 13. Contingencies
On October 8, 2014, the United States District Court for the District of Kansas (the “District Court”) granted summary judgment in favor of The Boeing Company (“Boeing”) and Ducommun and dismissed the lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc.. The lawsuit was a qui tam action brought by three former Boeing employees (“Relators”) against Boeing and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. On June 13, 2016, the United States Court of Appeals for the Tenth Circuit affirmed the District Court’s decision and on July 8, 2016 denied Relators’ petition for rehearing.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at July 2, 2016, which is reflected in other long-term liabilities on its consolidated balance sheet.

Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. Ducommun has established an accrual for its estimated liability, in connection with the West Covina landfill of $0.4 million at July 2, 2016, which is reflected in other long-term liabilities on its consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net Revenues
Structural Systems	$60,694	$76,078	$124,711	$148,136
Electronic Systems	72,743	98,767	150,874	199,629
Total Net Revenues	$133,437	$174,845	$275,585	$347,765
Segment Operating Income
Structural Systems	$4,730	$6,870	$7,454	$9,008
Electronic Systems (1)	6,782	7,692	13,169	13,977
	11,512	14,562	20,623	22,985
Corporate General and Administrative Expenses (1)(2)	(4,246)	(3,723)	(9,064)	(8,519)
Operating Income	$7,266	$10,839	$11,559	$14,466
Depreciation and Amortization Expenses
Structural Systems	$1,775	$2,111	$3,832	$4,624
Electronic Systems	3,668	4,361	7,429	8,720
Corporate Administration	33	42	70	84
Total Depreciation and Amortization Expenses	$5,476	$6,514	$11,331	$13,428
Capital Expenditures
Structural Systems	$4,540	$2,417	$6,594	$5,751
Electronic Systems	407	948	754	2,438
Corporate Administration	—	2	—	6
Total Capital Expenditures	$4,947	$3,367	$7,348	$8,195

(1)
Includes correction of an error for the three months ended April 2, 2016 related to a credit of general and administrative expenses being reflected in the Electronic Systems operating segment instead of Corporate General and Administrative Expenses of $0.7 million in the six months ended July 2, 2016 results. There was no impact to total consolidated operating income.

(2)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.

Segment assets include assets directly identifiable with each segment. Our segment assets are as follows:

	(In thousands)
	July 2, 2016	December 31, 2015
Total Assets
Structural Systems	$182,786	$179,134
Electronic Systems	324,176	363,227
Corporate Administration (1)	13,337	14,720
Total Assets	$520,299	$557,081
Goodwill and Intangibles
Structural Systems	$4,306	$4,866
Electronic Systems	184,345	207,595
Total Goodwill and Intangibles	$188,651	$212,461

(1)	Includes assets not specifically identified to either the Structural Systems or Electronic Systems operating segments, including cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Ducommun Incorporated (“Ducommun,” “the Company,” “we,” “us” or “our”) is a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace, defense, and sophisticated industrial applications. We differentiate ourselves as a full-service solution-based provider, offering a wide range of value-added products and services in our primary businesses of electronics, structures and integrated solutions. We operate through two primary business segments: Electronic Systems and Structural Systems, each of which is a reportable segment.
Second quarter 2016 highlights:

•	Second quarter revenues were $133.4 million

•	Net income of $3.9 million, or $0.34 per diluted share

•	Adjusted EBITDA for the quarter was $13.7 million
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $13.7 million and $19.7 million for the three months ended July 2, 2016 and July 4, 2015, respectively.
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
Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:

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

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Stock-based compensation may be useful to our investors for determining current cash flow;

•	Gain on divestitures may be useful to our investors in evaluating our core operating performance; and

•	Loss on extinguishment of debt my be useful to our investors in determining current cash flow.
Reconciliations of net income (loss) to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income (loss)	$3,861	$1,782	$17,411	$(191)
Interest expense	1,935	6,446	4,334	13,107
Income tax expense	1,470	1,279	8,629	218
Depreciation	3,352	3,917	6,753	7,806
Amortization	2,124	2,597	4,578	5,622
Stock-based compensation expense	985	837	1,985	2,461
Gain on divestitures	—	—	(18,815)	—
Loss on extinguishment of debt	—	2,842	—	2,842
Adjusted EBITDA	$13,727	$19,700	$24,875	$31,865
% of net revenues	10.3%	11.3%	9.0%	9.2%

Results of Operations
Second Quarter of 2016 Compared to Second Quarter of 2015
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Three Months Ended				(in thousands, except per share data) Six Months Ended
	July 2, 2016	% of Net Revenues	July 4, 2015	% of Net Revenues	July 2, 2016	% of Net Revenues	July 4, 2015	% of Net Revenues
Net Revenues	$133,437	100.0%	$174,845	100.0%	$275,585	100.0%	$347,765	100.0%
Cost of Sales	107,222	80.4%	143,638	82.2%	222,401	80.7%	289,797	83.3%
Gross Profit	26,215	19.6%	31,207	17.8%	53,184	19.3%	57,968	16.7%
Selling, General and Administrative Expenses	18,949	14.2%	20,368	11.6%	41,625	15.1%	43,502	12.5%
Operating Income	7,266	5.4%	10,839	6.2%	11,559	4.2%	14,466	4.2%
Interest Expense	(1,935)	(1.5)%	(6,446)	(3.7)%	(4,334)	(1.6)%	(13,107)	(3.8)%
Loss on Extinguishment of Debt	—	—%	(2,842)	(1.6)%	—	—%	(2,842)	(0.8)%
Other Income	—	—%	1,510	0.9%	—	—%	1,510	0.4%
Gain on Divestitures	—	—%	—	—%	18,815	6.8%	—	—%
Income Before Taxes	5,331	4.0%	3,061	1.8%	26,040	9.4%	27	—%
Income Tax Expense	1,470	nm	1,279	nm	8,629	nm	218	nm
Net Income (Loss)	$3,861	2.9%	$1,782	1.0%	$17,411	6.3%	$(191)	(0.1)%

Effective Tax Rate	27.6%	nm	41.8%	nm	33.1%	nm	807.4%	nm
Diluted Earnings (Loss) Per Share	$0.34	nm	$0.16	nm	$1.55	nm	$(0.02)	nm
nm = not meaningful
Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the first fiscal three and six months of 2016 and 2015, respectively, were as follows:

	Three Months Ended					Six Months Ended
		(In thousands)		% of Net Revenues			(In thousands)		% of Net Revenues
	Change	July 2 2016	July 4, 2015	July 2 2016	July 4, 2015	Change	July 2 2016	July 4, 2015	July 2 2016	July 4, 2015
Consolidated Ducommun
Military and space
Defense technologies	$(14,967)	$39,672	$54,639	30%	32%	$(23,629)	$82,533	$106,162	30%	31%
Defense structures	(10,833)	11,791	22,624	9%	13%	(15,357)	26,705	42,062	10%	12%
Commercial aerospace	1,510	66,047	64,537	49%	37%	1,880	132,806	130,926	48%	38%
Industrial	(17,118)	15,927	33,045	12%	18%	(35,074)	33,541	68,615	12%	19%
Total	$(41,408)	$133,437	$174,845	100%	100%	$(72,180)	$275,585	$347,765	100%	100%

Structural Systems
Military and space (defense structures)	$(10,833)	$11,791	$22,624	19%	30%	$(15,357)	$26,705	$42,062	21%	28%
Commercial aerospace	(4,551)	48,903	53,454	81%	70%	(8,068)	98,006	106,074	79%	72%
Total	$(15,384)	$60,694	$76,078	100%	100%	$(23,425)	$124,711	$148,136	100%	100%

Electronic Systems
Military and space (defense technologies)	$(14,967)	$39,672	$54,639	54%	55%	$(23,629)	$82,533	$106,162	55%	54%
Commercial aerospace	6,061	17,144	11,083	24%	11%	9,948	34,800	24,852	23%	12%
Industrial	(17,118)	15,927	33,045	22%	34%	(35,074)	33,541	68,615	22%	34%
Total	$(26,024)	$72,743	$98,767	100%	100%	$(48,755)	$150,874	$199,629	100%	100%
Net revenues for the three months ended July 2, 2016 were $133.4 million, compared to $174.8 million for the three months ended July 4, 2015. The year-over-year decrease was primarily due to the following:

•	$17.1 million lower revenues in the industrial end-use markets mainly due to the divestiture of the Pittsburgh operation in January 2016 and the closure of the Houston operation in December 2015; and

•
$25.8 million lower revenues in the military and space end-use markets mainly due to the divestiture of the Miltec operations in March 2016 and program cancellations and budget changes in the prior year; this impacted our fixed-wing and helicopter platforms and pushed out scheduled deliveries.

Net revenues for the six months ended July 2, 2016 were $275.6 million, compared to $347.8 million for the six months ended July 4, 2015. The year-over-year decrease was primarily due to the following:

•	$35.1 million lower revenues in the industrial end-use markets mainly due to the divestiture of the Pittsburgh operation in January 2016 and the closure of the Houston operation in December 2015; and

•
$39.0 million lower revenues in the military and space end-use markets mainly due to the divestiture of the Miltec operations in March 2016 and program cancellations and budget changes in the prior year; this impacted our fixed-wing and helicopter platforms and pushed out scheduled deliveries of these products to customers.

Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Boeing Company	17%	18%	18%	17%
Raytheon Company	6%	8%	7%	8%
Spirit Aerosystems Holdings, Inc.	8%	8%	8%	8%
United Technologies Corporation	6%	7%	7%	6%
Total top ten customers (1)	56%	57%	56%	55%

(1)	Includes the Boeing Company, Raytheon Company, Spirit Aerosystems Holdings, Inc., and United Technologies Corporation.

The Boeing Company (“Boeing”), Raytheon Company (“Raytheon”), Spirit Aerosystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”) represented the following percentages of total accounts receivable:

	July 2, 2016	December 31, 2015
Boeing	15%	13%
Raytheon	7%	12%
Spirit	10%	7%
United Technologies	4%	5%
The net revenues and accounts receivable from Boeing, Raytheon, Spirit, and United Technologies are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin as a percentage of net revenues increased year-over-year in the three months ended July 2, 2016 to 20% compared to the three months ended July 4, 2015 of 18% primarily due to the following:

•
Total material costs as a percentage of sales decreased 2% or $2.8 million year-over-year as a result of our ongoing supply chain initiatives, improved operating performance, and favorable product mix.

Gross profit margin increased year-over-year in the six months ended July 2, 2016 to 19% compared to the six months ended July 4, 2015 of 17% primarily due to the following:

•
Total material costs as a percentage of sales decreased 3% or $7.5 million year-over-year as a result of our ongoing supply chain initiatives, improved operating performance, and favorable product mix.

Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses decreased $1.4 million year-over-year in the three months ended July 2, 2016 compared to the three months ended July 4, 2015 primarily due to the following:

•	A decrease of $2.9 million related to the divestitures of the Pittsburgh and Miltec operations and closures of facilities;

•	Partially offset by an increase of $1.0 million in compensation and benefit costs.
SG&A expenses decreased $1.9 million year-over-year in the six months ended July 2, 2016 compared to the six months ended July 4, 2015 primarily due to the following:

•	A decrease of $4.3 million related to the divestitures of the Pittsburgh in January 2016 and Miltec operations in March 2016 and closures of facilities;

•	Partially offset by an increase of $0.9 million in research and development costs related to new technology development;

•	An increase of $0.9 million related to one-time retirement charges; and

•	An increase of $0.8 million in professional services fees.
Interest Expense
Interest expense decreased year over year in the three and six months ended July 2, 2016 compared to the three and six months ended July 4, 2015 primarily due to a lower outstanding debt balance as a result of voluntary principal prepayments of our term loan and/or a lower average interest rate as a result of completing the refinancing of our debt in July 2015.
Gain on Divestitures
Gain on divestitures for the six months ended July 2, 2016 consisted of the divestitures during the first quarter of 2016 of the Pittsburgh operation with a pretax gain of $18.3 million and the Miltec operation with a pretax gain of $0.5 million. (see Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).
Income Tax Expense
We recorded income tax expense of $1.5 million (effective tax rate of 28%) for the three months ended July 2, 2016 compared to an income tax expense of $1.3 million (effective tax rate of 42%) for the three months ended July 4, 2015. The decrease in the effective tax rate for the three months ended July 2, 2016 compared to the three months ended July 4, 2015 was primarily due to the U.S. Federal research and development tax credit that was permanently extended in the fourth quarter of 2015 and the deduction for Qualified Domestic Production Activities.
We recorded income tax expense of $8.6 million (effective tax rate of 33%) for the six months ended July 2, 2016 compared to an income tax expense of $0.2 million (effective tax rate of 807%) for the six months ended July 4, 2015. The decrease in the effective tax rate for the six months ended July 2, 2016 compared to the six months ended July 4, 2015 was primarily due to minimal pre-tax earnings in the six months ended July 4, 2015 in addition to the U.S. Federal research and development tax credit that was permanently extended in the fourth quarter of 2015 and the deduction for Qualified Domestic Production Activities.
Our unrecognized tax benefits were $3.3 million and $3.0 million as of July 2, 2016 and December 31, 2015, respectively. $2.4 million, if recognized, would affect the annual income tax rate. We do not anticipate any significant increases or decreases to our unrecognized tax benefits in the next twelve months.
Net Income (Loss) and Earnings (Loss) per Share
Net income and earnings per share for the three months ended July 2, 2016 were $3.9 million, or $0.34 per diluted share, compared to a net income and earnings per share of $1.8 million, or $0.16 per diluted share, for the three months ended July 4, 2015. The increase in net income for the three months ended July 2, 2016 compared to a net income for the three months ended July 4, 2015 was primarily due to lower interest expense of $4.5 million and improved operating performance, partially offset by the effect of lower revenues.
Net income (loss) and earnings (loss) per share for the six months ended July 2, 2016 were $17.4 million, or $1.55 per diluted share, compared to a net loss and loss per share of $(0.2) million, or $(0.02) per share, for the six months ended July 4, 2015. The increase in net income for the six months ended July 2, 2016 compared to a net loss for the six months ended July 4, 2015 was primarily due to a pretax gain on divestitures of the Pittsburgh and Miltec operations of $18.8 million and improved operating performance.
Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Structural Systems and Electronic Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and six months ended July 2, 2016 and July 4, 2015:

	Three Months Ended					Six Months Ended
	%	(In thousands)		% of Net Revenues		%	(In thousands)		% of Net Revenues
	Change	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	Change	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net Revenues
Structural Systems	(20.2)%	$60,694	$76,078	45.5%	43.5%	(15.8)%	$124,711	$148,136	45.3%	42.6%
Electronic Systems	(26.3)%	72,743	98,767	54.5%	56.5%	(24.4)%	150,874	199,629	54.7%	57.4%
Total Net Revenues	(23.7)%	$133,437	$174,845	100.0%	100.0%	(20.8)%	$275,585	$347,765	100.0%	100.0%
Segment Operating Income
Structural Systems		$4,730	$6,870	7.8%	9.0%		$7,454	$9,008	6.0%	6.1%
Electronic Systems (1)		6,782	7,692	9.3%	7.8%		13,169	13,977	8.7%	7.0%
		11,512	14,562				20,623	22,985
Corporate General and Administrative Expenses (1)(2)		(4,246)	(3,723)	(3.2)%	(2.1)%		(9,064)	(8,519)	(3.3)%	(2.4)%
Total Operating Income		$7,266	$10,839	5.4%	6.2%		$11,559	$14,466	4.2%	4.2%
Adjusted EBITDA
Structural Systems
Operating Income		$4,730	$6,870				$7,454	$9,008
Other Income (3)		—	1,510				—	1,510
Depreciation and Amortization		1,775	2,111				3,832	4,624
		6,505	10,491	10.7%	13.8%		11,286	15,142	9.0%	10.2%
Electronic Systems
Operating Income (1)		6,782	7,692				13,169	13,977
Gain on Divestitures (4)		—	—				18,815	—
Depreciation and Amortization		3,668	4,361				7,429	8,720
		10,450	12,053	14.4%	12.2%		39,413	22,697	26.1%	11.4%
Corporate General and Administrative Expenses (1)(2)
Operating Loss		(4,246)	(3,723)				(9,064)	(8,519)
Gain on Divestitures (4)		—	—				(18,815)	—
Depreciation and Amortization		33	42				70	84
Stock-Based Compensation Expense		985	837				1,985	2,461
		(3,228)	(2,844)				(25,824)	(5,974)
Adjusted EBITDA		$13,727	$19,700	10.3%	11.3%		$24,875	$31,865	9.0%	9.2%
Capital Expenditures
Structural Systems		$4,540	$2,417				$6,594	$5,751
Electronic Systems		407	948				754	2,438
Corporate Administration		—	2				—	6
Total Capital Expenditures		$4,947	$3,367				$7,348	$8,195

(1)
Includes correction of an error for the three months ended April 2, 2016 related to a credit of general and administrative expenses being reflected in the Electronic Systems operating segment instead of Corporate General and Administrative Expenses of $0.7 million in the six months ended July 2, 2016 results. There was no impact to total consolidated operating income.

(2)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.

(3)	Insurance recoveries related to property and equipment included as other income.

(4)	Includes gain on divestitures of the Pittsburgh and Miltec operations.
Structural Systems
Structural Systems’ net revenues in the three months ended July 2, 2016 compared to the three months ended July 4, 2015 decreased $15.4 million primarily due to the following:

•	$10.8 million decrease in military and space revenues mainly due to program cancellations and budget changes in the prior year which impacted scheduled deliveries on our fixed-wing and helicopter platforms; and

•	$4.6 million decrease in commercial aerospace revenue related to the timing of certain shipments on a large airframe platform and the wind down of a regional jet program.
Structural Systems’ net revenues in the six months ended July 2, 2016 compared to the six months ended July 4, 2015 decreased $23.4 million primarily due to the following:

•
$15.4 million decrease in military and space revenues mainly due to program cancellations and budget changes in the prior year which impacted scheduled deliveries on our fixed-wing and helicopter platforms; and

•	$8.1 million decrease in commercial aerospace revenue mainly due to the wind down of a regional jet program, and continued softness in the commercial helicopter end-use market.
The Structural Systems segment operating income in the three and six months ended July 2, 2016 compared to the three and six months ended July 4, 2015 decreased primarily due to the effect of lower revenues in both the three months and six months of fiscal 2016 compared to the three and six months in the prior year.
Structural Systems segment Adjusted EBITDA was $6.5 million or 11% of revenue and $11.3 million or 9% of revenue, for the three and six months of fiscal 2016, respectively, compared to $10.5 million or 14% of revenue and $15.1 million or 10% of revenue, for the comparable three and six months in the prior year, respectively.
Electronic Systems
Electronic Systems’ net revenues in the three months ended July 2, 2016 compared to the three months ended July 4, 2015 decreased $26.0 million primarily due to the following:

•	$17.1 million decrease in industrial revenues mainly due to the divestiture of the Pittsburgh operations in January 2016 and the closure of the Houston operation in December 2015; and

•
$15.0 million decrease in military and space revenue mainly due to the divestiture of the Miltec operations in March 2016 and program cancellations and budget changes in the prior year; this impacted scheduled deliveries on our fixed-wing and helicopter platforms;

•	Partially offset by $6.1 million increase in commercial aerospace revenue mainly due to added content with our existing customers.
Electronic Systems’ net revenues in the six months ended July 2, 2016 compared to the six months ended July 4, 2015 decreased $48.8 million primarily due to the following:

•	$35.1 million decrease in industrial revenues mainly due to the divestiture of the Pittsburgh operations in January 2016 and the closure of the Houston operation in December 2015; and

•
$23.6 million decrease in military and space revenue mainly due to the divestiture of the Miltec operations in March 2016 and program cancellations and budget changes in the prior year; this impacted scheduled deliveries on our fixed-wing and helicopter platforms;

•	Partially offset by $10.0 million increase in our commercial aerospace revenue mainly due to added content with existing customers.
Electronic Systems’ segment operating income in the three months ended July 2, 2016 compared to the three months ended July 4, 2015 decreased primarily due to the effect of lower revenues. Electronic Systems’ segment operating income in the six months ended July 2, 2016 compared to the six months ended July 4, 2015 increased primarily due to a pretax gain on divestitures of the Pittsburgh and Miltec operations of $18.8 million.
Electronic Systems segment Adjusted EBITDA was $10.5 million or 14% of revenue and $39.4 million or 26% of revenue, for the three and six months of fiscal 2016, respectively, compared to $12.1 million or 12% of revenue and $22.7 million or 11% of revenue, for the comparable three and six months in the prior year, respectively.
Corporate General and Administrative (“CG&A”)
CG&A expenses increased $0.5 million in the three months ending July 2, 2016 compared to the three months ended July 4, 2015 primarily due to higher compensation and benefit costs of $1.0 million partially offset by other cost reduction initiatives of $0.5 million. CG&A expenses increased $0.5 million in the six months ended July 2, 2016 compared to the six months ended July 4, 2015 primarily due to one-time retirement charges of $0.9 million partially offset by other cost reduction initiatives of $0.4 million.

Backlog
Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in industrial markets tends to be of a shorter duration and is generally fulfilled within a 3-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. $429.7 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of July 2, 2016 and December 31, 2015:

	(In thousands)
	Change	July 2, 2016	December 31, 2015 (1)
Consolidated Ducommun
Military and space
Defense technologies	$39,978	$208,539	$168,561
Defense structures	1,120	59,941	58,821
Commercial aerospace	(29,884)	239,309	269,193
Industrial	(19,842)	29,393	49,235
Total	$(8,628)	$537,182	$545,810
Structural Systems
Military and space (defense structures)	$1,120	$59,941	$58,821
Commercial aerospace	(32,272)	191,764	224,036
Total	$(31,152)	$251,705	$282,857
Electronic Systems
Military and space (defense technologies)	$39,978	$208,539	$168,561
Commercial aerospace	2,388	47,545	45,157
Industrial	(19,842)	29,393	49,235
Total	$22,524	$285,477	$262,953

(1)	Includes $16.1 million in backlog as of December 31, 2015 for the Pittsburgh and Miltec operations which were divested in the three months ended April 2, 2016.

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions)
	July 2,	December 31,
	2016	2015
Total debt, including long-term portion	$190.0	$245.0
Weighted-average interest rate on debt	3.14%	3.07%
Term Loan interest rate	3.08%	3.07%
Revolving Credit Facility interest rate	5.00%	—%
Cash and cash equivalents	$9.2	$5.5
Unused Revolving Credit Facility	$193.5	$198.5
In June 2015, we completed a new credit facility to replace the Existing Credit Facilities. The new credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“New Term Loan”), and a $200.0 million senior secured revolving credit facility (“New Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “New Credit Facilities”). We are required to make mandatory prepayments of amounts outstanding under the New Term Loan. In addition, we retired all of the $200.0 million senior unsecured notes (“Existing Notes”) in July 2015. We drew down on the New Term Loan in the amount of $275.0 million. Along with the call notice amount and paying the call premium of $9.8 million, we also paid down the $65.0 million drawn on the New Revolving Credit Facility in the previous quarter. As of July 2,

2016, we were in compliance with all covenants required under the New Credit Facilities. See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges.
We expect to spend a total of $18.0 million to $22.0 million for capital expenditures in 2016 financed by cash generated from operations, principally to support new contract awards at Structural Systems and Electronic Systems. As part of our strategic plan to become a Tier 2 supplier, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
We continue to depend on operating cash flow and the availability of our New Revolving Credit Facility to provide short-term liquidity. Cash generated from operations and bank borrowing capacity is expected to provide sufficient liquidity to meet our obligations during the next twelve months.

Cash Flow Summary
Net cash provided by operating activities for the six months ended July 2, 2016 decreased to $12.1 million, compared to $17.6 million in the six months ended July 4, 2015. The lower net cash generated during the first six months of 2016 was primarily due to higher inventories partially offset by higher net income as a result of lower interest expense and higher gross margin percentage.
Net cash provided by investing activities of $47.7 million for the six months ended July 2, 2016 was primarily due to proceeds from the divestiture of the Pittsburgh and Miltec operations, partially offset by capital expenditures, principally to support new contract awards at Structural Systems and Electronic Systems.
Net cash used in financing activities for the six months ended July 2, 2016 of $56.0 million was primarily due to voluntary principal prepayments on our new term loan of $60.0 million as a result of the proceeds received from divestiture of the Pittsburgh and Miltec operations during the current-year.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating leases and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three and six months ended July 2, 2016.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At July 2, 2016, we had total borrowings of $190.0 million under our Term Loan and Revolving Credit Facility that bear interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 2, 2016. The Company had previously reported a material weakness in internal control over financial reporting related to the design and effective monitoring controls over the accuracy and appropriate classification of reported labor hours associated with contracts accounted for under the percentage-of-completion method using units of delivery. This material weakness was described in Item 9A in the Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. As a result of the material weakness in the Company’s internal control over financial reporting, which was not remediated as of July 2, 2016, the CEO and CFO concluded the Company’s disclosure controls and procedures were not effective as of July 2, 2016.
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
Action to be taken or in process include testing of our internal controls over the ongoing review of the related labor distribution used in the estimates of anticipated costs used in the forward loss reserve analysis that have been implemented.
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
Changes in Internal Control over Financial Reporting
Except as otherwise discussed above under “Management’s Remediation Activities,” there were no changes in our internal control over financial reporting during the three months ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our risk factors. There have been no material changes in the six months ended July 2, 2016 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

*10.5	Form of Performance Stock Unit Agreement for 2014 and 2015. Incorporated by reference to Exhibit 10.19 to Form 8-K dated April 28, 2014.

*10.6	Form of Performance Stock Unit Agreement for 2016 and after. Incorporated by reference to Exhibit 10.6 to Form 10-Q for the period ended April 2, 2016.

*10.7	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 8, 2007.

*10.8	Form of Directors’ Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.

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

Date: August 4, 2016	By:	/s/ Anthony J. Reardon
Anthony J. Reardon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 4, 2016	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)