Form 10-Q
period 2016-10-01
DUCOMMUN INC /DE/
filed 2016-11-03
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2016, the registrant had 11,173,659 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	October 1, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$9,466	$5,454
Accounts receivable, net of allowance for doubtful accounts of $358 and $359 at October 1, 2016 and December 31, 2015, respectively	73,820	77,089
Inventories	129,769	115,404
Production cost of contracts	11,095	10,290
Other current assets	8,658	13,389
Assets held for sale	—	41,636
Total Current Assets	232,808	263,262
Property and equipment, net of accumulated depreciation of $138,333 and $128,533 at October 1, 2016 and December 31, 2015, respectively	98,586	96,551
Goodwill	82,554	82,554
Intangibles, net	103,835	110,621
Non-current deferred income taxes	212	324
Other assets	2,987	3,769
Total Assets	$520,982	$557,081
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$5	$26
Accounts payable	60,173	40,343
Accrued liabilities	30,510	36,458
Liabilities held for sale	—	6,780
Total Current Liabilities	90,688	83,607
Long-term debt, less current portion	176,618	240,661
Non-current deferred income taxes	25,871	26,528
Other long-term liabilities	16,763	18,954
Total Liabilities	309,940	369,750
Commitments and contingencies (Notes 11, 13)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,173,659 and 11,084,318 issued at October 1, 2016 and December 31, 2015, respectively	112	111
Additional paid-in capital	76,681	75,200
Retained earnings	140,048	117,623
Accumulated other comprehensive loss	(5,799)	(5,603)
Total Shareholders’ Equity	211,042	187,331
Total Liabilities and Shareholders’ Equity	$520,982	$557,081
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net Revenues	$132,571	$161,670	$408,156	$509,435
Cost of Sales	107,348	141,642	329,749	431,439
Gross Profit	25,223	20,028	78,407	77,996
Selling, General and Administrative Expenses	17,171	21,205	58,796	64,707
Operating Income (Loss)	8,052	(1,177)	19,611	13,289
Interest Expense	(1,945)	(3,392)	(6,279)	(16,499)
Loss on Extinguishment of Debt	—	(11,878)	—	(14,720)
Other Income	141	—	141	1,510
Gain on Divestitures	—	—	18,815	—
Income (Loss) Before Taxes	6,248	(16,447)	32,288	(16,420)
Income Tax Expense (Benefit)	1,234	(6,932)	9,863	(6,714)
Net Income (Loss)	$5,014	$(9,515)	$22,425	$(9,706)
Earnings (Loss) Per Share
Basic earnings (loss) per share	$0.45	$(0.86)	$2.01	$(0.88)
Diluted earnings (loss) per share	$0.44	$(0.86)	$1.99	$(0.88)
Weighted-Average Number of Common Shares Outstanding
Basic	11,169	11,083	11,141	11,035
Diluted	11,310	11,083	11,261	11,035
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net Income (Loss)	$5,014	$(9,515)	$22,425	$(9,706)
Other Comprehensive Income (Loss)
Amortization of actuarial losses and prior service costs, net of tax of $71 and $83 for the three months ended October 1, 2016 and October 3, 2015, respectively, and $212 and $248 for the nine months ended October 1, 2016 and October 3, 2015, respectively	120	139	360	417
Change in unrealized gains and losses on cash flow hedges, net of tax of zero for both the three months ended October 1, 2016 and October 3, 2015, and $326 and zero for the nine months ended October 1, 2016 and October 3, 2015, respectively	—	—	(556)	—
Other Comprehensive Income (Loss)	120	139	(196)	417
Comprehensive Income (Loss)	$5,134	$(9,376)	$22,229	$(9,289)
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Cash Flows from Operating Activities
Net Income (Loss)	$22,425	$(9,706)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and amortization	17,420	20,064
Gain on divestitures	(18,815)	—
Stock-based compensation expense	2,579	2,792
Deferred income taxes	(1,602)	1,599
Excess tax benefits from stock-based compensation	(57)	(516)
Recovery of doubtful accounts	(26)	(11)
Noncash loss on extinguishment of debt	—	4,970
Other	(4,923)	7,180
Changes in Assets and Liabilities:
Accounts receivable	5,777	4,836
Inventories	(15,055)	5,525
Production cost of contracts	(1,437)	(560)
Other assets	7,095	1,614
Accounts payable	19,586	(7,626)
Accrued and other liabilities	(5,453)	(18,076)
Net Cash Provided by Operating Activities	27,514	12,085
Cash Flows from Investing Activities
Purchases of property and equipment	(12,712)	(11,803)
Proceeds from sale of assets	—	289
Insurance recoveries related to property and equipment	—	1,510
Proceeds from divestitures	55,272	—
Net Cash Provided by (Used in) Investing Activities	42,560	(10,004)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	29,700	65,000
Repayments of senior secured revolving credit facility	(29,700)	(65,000)
Borrowings from term loans	—	275,000
Repayments of senior unsecured notes and term loans	(65,000)	(305,000)
Repayments of other debt	(22)	(17)
Debt issuance costs	—	(4,848)
Excess tax benefits from stock-based compensation	57	516
Net proceeds from issuance of common stock under stock plans	(1,097)	(1,118)
Net Cash Used in Financing Activities	(66,062)	(35,467)
Net Increase (Decrease) in Cash and Cash Equivalents	4,012	(33,386)
Cash and Cash Equivalents at Beginning of Period	5,454	45,627
Cash and Cash Equivalents at End of Period	$9,466	$12,241
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies
Description of Business
We are a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace and defense (“A&D”), industrial, medical and other industries (collectively, “Industrial”). Our subsidiaries are organized into two strategic businesses: Electronic Systems segment and Structural Systems segment, each of which is a reportable operating segment. Electronic Systems designs, engineers and manufactures high-reliability products used in worldwide technology-driven markets including aerospace, defense, industrial and medical and other end-use markets. Electronic Systems’ product offerings range from prototype development to complex assemblies. Structural Systems designs, engineers and manufactures large, complex contoured aerospace structural components and assemblies and supplies composite and metal bonded structures and assemblies. Structural Systems’ products are used on commercial aircraft, military fixed-wing aircraft and military and commercial rotary-wing aircraft. All reportable operating segments follow the same accounting principles.
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended October 1, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.
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
Supplemental Cash Flow Information

	(In thousands) Nine Months Ended
	October 1, 2016	October 3, 2015
Interest paid	$5,283	$24,066
Taxes paid	5,539	1,150
Non-cash activities:
Purchases of property and equipment not paid	687	957

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
The net income (loss), weighted-average number of common shares outstanding used to compute earnings (loss) per share, were as follows:

	(In thousands, except per share data) Three Months Ended		(In thousands, except per share data) Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income (loss)	$5,014	$(9,515)	$22,425	$(9,706)
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,169	11,083	11,141	11,035
Dilutive potential common shares	141	—	120	—
Diluted weighted-average common shares outstanding	11,310	11,083	11,261	11,035
Earnings (loss) per share
Basic	$0.45	$(0.86)	$2.01	$(0.88)
Diluted	$0.44	$(0.86)	$1.99	$(0.88)
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Stock options and stock units	515	885	617	902
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
Derivative Instruments
We recognize derivative instruments on our consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of October 1, 2016, all of our derivative instruments were designated as cash flow hedges.
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

The carrying values of the major classes of assets and liabilities related to these assets held for sale were as follows:

	(In thousands)
	October 1, 2016	December 31, 2015
Assets
Accounts receivable (less allowance for doubtful accounts of zero and $24 at October 1, 2016 and December 31, 2015, respectively)	$—	$9,395
Inventory	—	6,453
Deferred income taxes	—	1,246
Other current assets	—	3,315
Total current assets	—	20,409
Property and equipment, net of accumulated depreciation of zero and $8,509 at October 1, 2016 and December 31, 2015, respectively	—	1,941
Goodwill	—	17,772
Other intangible assets	—	1,514
	$—	$41,636
Liabilities
Accounts payable	$—	$4,836
Accrued liabilities	—	1,944
	$—	$6,780
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
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of those costs is reported as interest expense. The new guidance was effective for us beginning January 1, 2016. As a result of the adoption of this new guidance, we reclassed $3.4 million of debt issuance costs against $180.0 million of total debt as of October 1, 2016.
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
Recently Issued Accounting Standards
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (“COLIs”) (including bank-owned life insurance policies [“BOLIs”]); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. We are evaluating the impact of this standard.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. It requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. Thus, it depicts the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. Companies have the option of applying the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)” (“ASU 2015-14”), which defer the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance is effective for us beginning January 1, 2018 and will provide us additional time to evaluate the method and impact that ASU 2014-09 will have on our condensed consolidated financial statements. We are evaluating the impact of this standard, and with the percentage of completion, unit of delivery method of recognizing revenue being eliminated under ASU 2014-09, we currently anticipate our revenue, cost of sales, and related items on our condensed consolidated financial statements will be impacted.
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
As of October 1, 2016, we have accrued $0.1 million for severance and benefits and early exit from lease in the Electronic Systems segment and $0.6 million for severance and benefits and loss on early exit from lease in the Structural Systems segment, all of which were charged to selling, general and administrative expenses.
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
As of October 1, 2016, we have accrued $0.1 million for loss on early exit from lease in the Electronic Systems segment, all of which were charged to selling, general and administrative expenses.
Our restructuring activities in the nine months ended October 1, 2016 were as follows (in thousands):

	December 31, 2015	Nine Months Ended October 1, 2016			October 1, 2016
	Balance	Charges	Cash Payments	Change in Estimates	Balance
Severance and benefits	$722	$49	$(766)	$—	$5
Lease termination	1,181	133	(574)	—	740
Ending balance	$1,903	$182	$(1,340)	$—	$745

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
Our financial instruments consist primarily of cash and cash equivalents and interest rate cap derivatives designated as cash flow hedging instruments. Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of October 1, 2016				As of December 31, 2015
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Money market funds(1)	$6,455	$—	$—	$6,455	$4,587	$—	$—	$4,587
Interest rate cap hedges(2)	—	151	—	151	—	963	—	963
Total Assets	$6,455	$151	$—	$6,606	$4,587	$963	$—	$5,550
(1) Included as cash and cash equivalents.
(2) Interest rate cap hedge premium included as other current assets and other assets.
The fair value of the interest rate cap hedge agreements was determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended October 1, 2016.

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
Our interest rate cap hedges were designated as cash flow hedges and deemed highly effective at the inception of the hedges. These interest rate cap hedges mature concurrently with the term loan in June 2020. During the three months ended October 1, 2016, the interest rate cap hedges continued to be highly effective and less than $0.1 million, net of tax, was recognized in other comprehensive income. No amount was recorded in the condensed consolidated statements of operations during the three months ended October 1, 2016. See Note 8.
The recorded fair value of the derivative financial instruments in the consolidated balance sheets were as follows:

	(In thousands) October 1, 2016		(In thousands) December 31, 2015
	Other Current Assets	Other Long Term Assets	Other Current Assets	Other Long Term Assets
Derivatives Designated as Hedging Instruments
Cash Flow Hedges:
Interest rate cap premiums	$—	$151	$1	$962

Total Derivatives	$—	$151	$1	$962

Note 5. Inventories
Inventories consisted of the following:

	(In thousands)
	October 1, 2016	December 31, 2015
Raw materials and supplies	$68,688	$61,840
Work in process	61,641	49,299
Finished goods	7,783	10,073
	138,112	121,212
Less progress payments	8,343	5,808
Total	$129,769	$115,404
We net advances from customers related to inventory purchases against inventories in the consolidated balance sheets.

Note 6. Goodwill
Gross goodwill and accumulated goodwill impairment were $164.3 million and $81.7 million, respectively, both as of October 1, 2016 and December 31, 2015. The goodwill is included in our Electronic Systems segment.
We perform our annual goodwill impairment test during the fourth quarter. If certain factors occur, we may have to perform an impairment test prior to the fourth quarter including significant under performance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, a decision to divest individual businesses within a reporting unit, or a decision to group individual businesses differently.
At times, our market capitalization had declined below book value, which if it continues for an extended period of time, is a factor that could lead to a conclusion that a triggering event has occurred. As our market capitalization declines recently have been temporary in nature and our market capitalization has exceeded our book value, we do not consider these temporary declines in market capitalization to be a triggering event in the fiscal quarter ended October 1, 2016. However, it is considered at least reasonably possible that our determination that goodwill for our Electronic Systems segment was not impaired could change in the near term if any the factors noted above occurs.

Note 7. Accrued Liabilities
The components of accrued liabilities were as follows:

	(In thousands)
	October 1, 2016	December 31, 2015
Accrued compensation	$17,568	$13,521
Accrued income tax and sales tax	1,096	1,513
Customer deposits	2,512	1,758
Interest payable	209	58
Provision for forward loss reserves	6,258	11,925
Other	2,867	7,683
Total	$30,510	$36,458

Note 8. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	October 1, 2016	December 31, 2015
New term loan	$180,000	$245,000
New revolving credit facility	—	—
Other debt (fixed 5.41%)	5	26
Total debt	180,005	245,026
Less current portion	5	26
Total long-term debt	180,000	245,000
Less debt issuance costs	3,382	4,339
Total long-term debt, net of debt issuance costs	$176,618	$240,661
Weighted-average interest rate	3.35%	3.07%

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
Further, we are required to make mandatory prepayments of amounts outstanding under the New Term Loan. The mandatory prepayments will be made quarterly, equal to 5.0% per year of the original aggregate principal amount during the first two years and increase to 7.5% per year during the third year, and increase to 10.0% per year during the fourth year and fifth years, with the remaining balance payable on June 26, 2020. The loans under the New Revolving Credit Facility are due on June 26, 2020. As of October 1, 2016, we were in compliance with all covenants required under the New Credit Facilities.
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
Further, we made net voluntary principal prepayments of $10.0 million and $65.0 million under the New Credit Facilities during the three and nine months ended October 1, 2016, respectively.
As of October 1, 2016, we had $198.5 million of unused borrowing capacity under the New Revolving Credit Facility, after deducting $1.5 million for standby letters of credit.
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

Note 9. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At October 1, 2016 and December 31, 2015, no preferred shares were issued or outstanding.

Note 10. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Service cost	$133	$196	$399	$589
Interest cost	341	338	1,025	1,013
Expected return on plan assets	(370)	(374)	(1,111)	(1,121)
Amortization of actuarial losses	191	222	572	665
Net periodic pension cost	$295	$382	$885	$1,146
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three and nine months ended October 1, 2016 were as follows:

	(In thousands)
	Three Months Ended	Nine Months Ended
	October 1, 2016	October 1, 2016
Amortization of actuarial losses - total before tax (1)	$(191)	$(572)
Tax benefit	71	212
Net of tax	$(120)	$(360)

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

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
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce our valuation allowances against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period when that determination is made.
We recorded income tax expense of $1.2 million (effective tax rate of 19.8%) for the three months ended October 1, 2016 compared to an income tax benefit of $(6.9) million (effective tax benefit rate of (42.1)%) for the three months ended October 3, 2015. The increase in the effective tax rate for the three months ended October 1, 2016 compared to the three months ended October 3, 2015 was primarily due to pre-tax income in the current three month period compared to a pre-tax loss in the prior year three month period. The increase was partially offset by the U.S. Federal research and development tax credit that was permanently extended in the fourth quarter of 2015 and the deduction for Qualified Domestic Production Activities.
We recorded income tax expense of $9.9 million (effective tax rate of 30.5%) for the nine months ended October 1, 2016 compared to an income tax benefit of $(6.7) million (effective tax benefit rate of (40.9)%) for the nine months ended October 3, 2015. The increase in the effective tax rate for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015 was primarily due to pre-tax income in the current nine month period which included gain on divestitures of our Pittsburgh and Miltec operations of $18.8 million compared to a pre-tax loss in the prior year nine month period. The increase was partially offset by the U.S. Federal research and development tax credit that was permanently extended in the fourth quarter of 2015 and the deduction for Qualified Domestic Production Activities.
Our unrecognized tax benefits were $2.9 million and $3.0 million as of October 1, 2016 and December 31, 2015, respectively. $2.0 million, if recognized, would affect the annual income tax rate. We do not anticipate any significant increases or decreases to our unrecognized tax benefits in the next twelve months.
During the three months ended October 1, 2016, the Internal Revenue Service (“IRS”) commenced an audit of our 2014 tax year. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.

Note 13. Contingencies
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both October 1, 2016 and December 31, 2015, which is reflected in other long-term liabilities on its condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. Ducommun has established an accrual for its estimated liability, in connection with the West Covina landfill of $0.4 million at October 1, 2016, which is reflected in other long-term liabilities on its consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net Revenues
Structural Systems	$60,931	$64,170	$185,642	$212,306
Electronic Systems	71,640	97,500	222,514	297,129
Total Net Revenues	$132,571	$161,670	$408,156	$509,435
Segment Operating Income
Structural Systems	$5,893	$(6,028)	$13,347	$2,980
Electronic Systems	6,600	8,598	19,769	22,575
	12,493	2,570	33,116	25,555
Corporate General and Administrative Expenses (1)	(4,441)	(3,747)	(13,505)	(12,266)
Operating Income	$8,052	$(1,177)	$19,611	$13,289
Depreciation and Amortization Expenses
Structural Systems	$2,851	$2,386	$6,683	$7,009
Electronic Systems	3,232	4,207	10,661	12,928
Corporate Administration	6	42	76	127
Total Depreciation and Amortization Expenses	$6,089	$6,635	$17,420	$20,064
Capital Expenditures
Structural Systems	$3,555	$2,329	$10,149	$8,080
Electronic Systems	947	758	1,701	3,196
Corporate Administration	—	4	—	10
Total Capital Expenditures	$4,502	$3,091	$11,850	$11,286

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.
Segment assets include assets directly identifiable with each segment. Our segment assets are as follows:

	(In thousands)
	October 1, 2016	December 31, 2015
Total Assets
Structural Systems	$177,831	$179,134
Electronic Systems	329,606	363,227
Corporate Administration (1)	13,545	14,720
Total Assets	$520,982	$557,081
Goodwill and Intangibles
Structural Systems	$4,025	$4,866
Electronic Systems	182,364	207,595
Total Goodwill and Intangibles	$186,389	$212,461

(1)	Includes assets not specifically identified to either the Structural Systems or Electronic Systems operating segments, including cash.

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
Third quarter 2016 summary:

•	Third quarter revenues were $132.6 million

•	Net income of $5.0 million, or $0.44 per diluted share

•	Adjusted EBITDA for the quarter was $14.9 million

•	Backlog increased to $566.3 million

•	Made net voluntary principal prepayments of $10.0 million on credit facilities during the quarter
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $14.9 million and $6.6 million for the three months ended October 1, 2016 and October 3, 2015, respectively.
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
We use Adjusted EBITDA non-GAAP operating performance measures internally as complementary financial measures to evaluate the performance and trends of our businesses. We present Adjusted EBITDA and the related financial ratios, as applicable, because we believe that measures such as these provide useful information with respect to our ability to meet our operating commitments.
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

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Stock-based compensation may be useful to our investors for determining current cash flow;

•	Gain on divestitures may be useful to our investors in evaluating our on-going operating performance;

•	Loss on extinguishment of debt may be useful to our investors for determining current cash flow; and

•	Restructuring charges may be useful to our investors in evaluating our core operating performance.
Reconciliations of net income (loss) to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income (loss)	$5,014	$(9,515)	$22,425	$(9,706)
Interest expense	1,945	3,392	6,279	16,499
Income tax expense	1,234	(6,932)	9,863	(6,714)
Depreciation	3,249	4,055	10,002	11,862
Amortization	2,840	2,580	7,418	8,202
Stock-based compensation expense	594	331	2,579	2,792
Gain on divestitures	—	—	(18,815)	—
Loss on extinguishment of debt	—	11,878	—	14,720
Restructuring charges	—	806	—	806
Adjusted EBITDA	$14,876	$6,595	$39,751	$38,461
% of net revenues	11.2%	4.1%	9.7%	7.5%

Results of Operations
Third Quarter of 2016 Compared to Third Quarter of 2015
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Three Months Ended				(in thousands, except per share data) Nine Months Ended
	October 1, 2016	% of Net Revenues	October 3, 2015	% of Net Revenues	October 1, 2016	% of Net Revenues	October 3, 2015	% of Net Revenues
Net Revenues	$132,571	100.0%	$161,670	100.0%	$408,156	100.0%	$509,435	100.0%
Cost of Sales	107,348	81.0%	141,642	87.6%	329,749	80.8%	431,439	84.7%
Gross Profit	25,223	19.0%	20,028	12.4%	78,407	19.2%	77,996	15.3%
Selling, General and Administrative Expenses	17,171	12.9%	21,205	13.1%	58,796	14.4%	64,707	12.7%
Operating Income (Loss)	8,052	6.1%	(1,177)	(0.7)%	19,611	4.8%	13,289	2.6%
Interest Expense	(1,945)	(1.5)%	(3,392)	(2.1)%	(6,279)	(1.5)%	(16,499)	(3.2)%
Loss on Extinguishment of Debt	—	—%	(11,878)	(7.3)%	—	—%	(14,720)	(2.9)%
Other Income	141	0.1%	—	—%	141	—%	1,510	0.3%
Gain on Divestitures	—	—%	—	—%	18,815	4.6%	—	—%
Income (Loss) Before Taxes	6,248	4.7%	(16,447)	(10.2)%	32,288	7.9%	(16,420)	(3.2)%
Income Tax Expense (Benefit)	1,234	nm	(6,932)	nm	9,863	nm	(6,714)	nm
Net Income (Loss)	$5,014	3.8%	$(9,515)	(5.9)%	$22,425	5.5%	$(9,706)	(1.9)%

Effective Tax (Benefit) Rate	19.8%	nm	(42.1)%	nm	30.5%	nm	(40.9)%	nm
Diluted Earnings (Loss) Per Share	$0.44	nm	$(0.86)	nm	$1.99	nm	$(0.88)	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the first fiscal three and nine months of 2016 and 2015, respectively, were as follows:

	Three Months Ended					Nine Months Ended
		(In thousands)		% of Net Revenues			(In thousands)		% of Net Revenues
	Change	October 1 2016	October 3, 2015	October 1 2016	October 3, 2015	Change	October 1 2016	October 3, 2015	October 1 2016	October 3, 2015
Consolidated Ducommun
Military and space
Defense technologies	$(12,174)	$42,008	$54,182	31.7%	33.9%	$(35,803)	$124,541	$160,344	30.5%	31.5%
Defense structures	(3,414)	12,348	15,762	9.3%	9.8%	(18,773)	39,053	57,826	9.6%	11.3%
Commercial aerospace	4,495	65,661	61,166	49.5%	37.8%	6,377	198,467	192,090	48.6%	37.7%
Industrial	(18,006)	12,554	30,560	9.5%	18.5%	(53,080)	46,095	99,175	11.3%	19.5%
Total	$(29,099)	$132,571	$161,670	100.0%	100.0%	$(101,279)	$408,156	$509,435	100.0%	100.0%

Structural Systems
Military and space (defense structures)	$(3,414)	$12,348	$15,762	20.3%	24.6%	$(18,773)	$39,053	$57,826	21.0%	27.2%
Commercial aerospace	175	48,583	48,408	79.7%	75.4%	(7,891)	146,589	154,480	79.0%	72.8%
Total	$(3,239)	$60,931	$64,170	100.0%	100.0%	$(26,664)	$185,642	$212,306	100.0%	100.0%

Electronic Systems
Military and space (defense technologies)	$(12,174)	$42,008	$54,182	58.5%	55.6%	$(35,803)	$124,541	$160,344	56.0%	53.9%
Commercial aerospace	4,320	17,078	12,758	24.0%	13.1%	14,268	51,878	37,610	23.3%	12.7%
Industrial	(18,006)	12,554	30,560	17.5%	31.3%	(53,080)	46,095	99,175	20.7%	33.4%
Total	$(25,860)	$71,640	$97,500	100.0%	100.0%	$(74,615)	$222,514	$297,129	100.0%	100.0%
Net revenues for the three months ended October 1, 2016 were $132.6 million, compared to $161.7 million for the three months ended October 3, 2015. The year-over-year decrease was primarily due to the following:

•	$18.0 million lower revenues in our industrial end-use markets mainly due to the divestiture of our Pittsburgh operation in January 2016 and closure of our Houston operation in December 2015; and

•
$15.6 million lower revenues in our military and space end-use markets mainly due to the divestiture of our Miltec operation in March 2016 as well as program cancellations and budget changes, which impacted our fixed-wing and helicopter platforms and pushed out scheduled deliveries;

•	Partially offset by $4.5 million higher revenues in our commercial aerospace end-use markets mainly due to added content with existing customers.
Net revenues for the nine months ended October 1, 2016 were $408.2 million, compared to $509.4 million for the nine months ended October 3, 2015. The year-over-year decrease was primarily due to the following:

•	$53.1 million lower revenues in our industrial end-use markets mainly due to the divestiture of our Pittsburgh operation in January 2016 and closure of our Houston operation in December 2015; and

•
$54.6 million lower revenues in our military and space end-use markets mainly due to the divestiture of our Miltec operations in March 2016 as well as program cancellations and budget changes, which impacted our fixed-wing and helicopter platforms and pushed out scheduled deliveries of these products to customers;

•	Partially offset by $6.4 million higher revenues in our commercial aerospace end-use markets mainly due to added content with existing customers.

Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Boeing Company	17.8%	15.8%	17.7%	16.3%
Raytheon Company	7.2%	9.0%	6.8%	8.1%
Spirit Aerosystems Holdings, Inc.	8.3%	7.6%	8.2%	7.7%
United Technologies Corporation	3.9%	7.6%	6.0%	6.7%
Total top ten customers (1)	57.7%	57.1%	55.7%	55.3%

(1)	Includes the Boeing Company, Raytheon Company, Spirit Aerosystems Holdings, Inc., and United Technologies Corporation.
The Boeing Company (“Boeing”), Raytheon Company (“Raytheon”), Spirit Aerosystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”) represented the following percentages of total accounts receivable:

	October 1, 2016	December 31, 2015
Boeing	9.3%	13.3%
Raytheon	9.7%	11.5%
Spirit	9.7%	7.1%
United Technologies	5.4%	5.3%
The net revenues and accounts receivable from Boeing, Raytheon, Spirit, and United Technologies are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin as a percentage of net revenues increased year-over-year in the three months ended October 1, 2016 to 19.0% compared to the three months ended October 3, 2015 of 12.4% primarily due to the following:

•	The 2015 third quarter included a forward loss reserve charge related to a regional jet program of $10.0 million; and

•	Total material costs as a percentage of revenues decreased 2.1% year-over-year as a result of our on-going supply chain initiatives and improved operating performance.
Gross profit margin increased year-over-year in the nine months ended October 1, 2016 to 19.2% compared to the nine months ended October 3, 2015 of 15.3% primarily due to the following:

•	2015 included a forward loss reserve charge related to a regional jet program of $12.2 million; and

•	Total material costs as a percentage of revenues decreased 2.6% year-over-year as a result of our on-going supply chain initiatives and improved operating performance.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses decreased $4.0 million year-over-year in the three months ended October 1, 2016 compared to the three months ended October 3, 2015 primarily due to the following:

•	A decrease of $2.5 million related to the divestitures of our Pittsburgh and Miltec operations and closures of facilities; and

•	A decrease of $1.0 million in compensation and benefit costs.
SG&A expenses decreased $5.9 million year-over-year in the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015 primarily due to the following:

•	A decrease of $6.9 million related to the divestitures of our Pittsburgh in January 2016 and Miltec operations in March 2016 and closures of facilities;

•	Partially offset by an increase of $1.2 million in professional services fees; and

•	An increase of $1.0 million in research and development costs related to new technology development.
Interest Expense
Interest expense decreased year-over-year in the three and nine months ended October 1, 2016 compared to the three and nine months ended October 3, 2015 primarily due to a lower outstanding debt balance as a result of net voluntary principal prepayments on our new credit facilities and a lower average interest rate as a result of completing the refinancing of our debt in July 2015.
Gain on Divestitures
Gain on divestitures for the nine months ended October 1, 2016 consisted of the divestitures during the first quarter of 2016 of our Pittsburgh operation with a pretax gain of $18.3 million and our Miltec operation with a pretax gain of $0.5 million. (see Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).
Income Tax Expense (Benefit)
We recorded income tax expense of $1.2 million (effective tax rate of 19.8%) for the three months ended October 1, 2016 compared to an income tax benefit of $(6.9) million (effective tax benefit rate of (42.1)%) for the three months ended October 3, 2015. The increase in the effective tax rate for the three months ended October 1, 2016 compared to the three months ended October 3, 2015 was primarily due to pre-tax income in the current three month period compared to a pre-tax loss in the prior year three month period. The increase was partially offset by the U.S. Federal research and development tax credit that was permanently extended in the fourth quarter of 2015 and the deduction for Qualified Domestic Production Activities.
We recorded income tax expense of $9.9 million (effective tax rate of 30.5%) for the nine months ended October 1, 2016 compared to an income tax benefit of $(6.7) million (effective tax benefit rate of (40.9)%) for the nine months ended October 3, 2015. The increase in the effective tax rate for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015 which included pre-tax income in the current nine month period mainly due to gain on divestitures of our Pittsburgh and Miltec operations of $18.8 million compared to a pre-tax loss in the prior year nine month period. The increase was partially offset by the U.S. Federal research and development tax credit that was permanently extended in the fourth quarter of 2015 and the deduction for Qualified Domestic Production Activities.
Our unrecognized tax benefits were $2.9 million and $3.0 million as of October 1, 2016 and December 31, 2015, respectively. $2.0 million, if recognized, would affect the annual income tax rate. We do not anticipate any significant increases or decreases to our unrecognized tax benefits in the next twelve months.
During the three months ended October 1, 2016, the Internal Revenue Service (“IRS”) commenced an audit of our 2014 tax year. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.
Net Income (Loss) and Earnings (Loss) per Share
Net income (loss) and earnings (loss) per share for the three months ended October 1, 2016 were $5.0 million, or $0.44 per diluted share, compared to a net loss and loss per share of $(9.5) million, or $(0.86) per share, for the three months ended October 3, 2015. The increase in net income for the three months ended October 1, 2016 compared to a net loss for the three months ended October 3, 2015 was primarily due to the following:

•	The 2015 third quarter included a loss on extinguishment of debt of $11.9 million related to the redemption of the $200.0 million senior unsecured notes;

•	The 2015 third quarter included a forward loss reserve charge related to a regional jet program of $10.0 million;

•	Lower interest expense of $1.4 million; and

•	Improved operating performance.
Net income (loss) and earnings (loss) per share for the nine months ended October 1, 2016 were $22.4 million, or $1.99 per diluted share, compared to a net loss and loss per share of $(9.7) million, or $(0.88) per share, for the nine months ended October 3, 2015. The increase in net income for the nine months ended October 1, 2016 compared to a net loss for the nine months ended October 3, 2015 was primarily due to the following:

•	A pretax gain on divestitures of our Pittsburgh and Miltec operations of $18.8 million;

•
Prior year included a loss on extinguishment of debt of $14.7 million related to completing a new credit facility to replace the existing credit facilities along with the redemption of the $200.0 million senior unsecured notes;

•	2015 included a forward loss reserve charge related to a regional jet program of $12.2 million;

•	Lower interest expense of $10.2 million; and

•	Improved operating performance.
Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Structural Systems and Electronic Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and nine months ended October 1, 2016 and October 3, 2015:

	Three Months Ended					Nine Months Ended
	%	(In thousands)		% of Net Revenues		%	(In thousands)		% of Net Revenues
	Change	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015	Change	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net Revenues
Structural Systems	(5.0)%	$60,931	$64,170	46.0%	39.7%	(12.6)%	$185,642	$212,306	45.5%	41.7%
Electronic Systems	(26.5)%	71,640	97,500	54.0%	60.3%	(25.1)%	222,514	297,129	54.5%	58.3%
Total Net Revenues	(18.0)%	$132,571	$161,670	100.0%	100.0%	(19.9)%	$408,156	$509,435	100.0%	100.0%
Segment Operating Income
Structural Systems		$5,893	$(6,028)	9.7%	(9.4)%		$13,347	$2,980	7.2%	1.4%
Electronic Systems		6,600	8,598	9.2%	8.8%		19,769	22,575	8.9%	7.6%
		12,493	2,570				33,116	25,555
Corporate General and Administrative Expenses (1)		(4,441)	(3,747)	(3.3)%	(2.3)%		(13,505)	(12,266)	(3.3)%	(2.4)%
Total Operating Income (Loss)		$8,052	$(1,177)	6.1%	(0.7)%		$19,611	$13,289	4.8%	2.6%
Adjusted EBITDA
Structural Systems
Operating Income (Loss)		$5,893	$(6,028)				$13,347	$2,980
Other Income (2)		141	—				141	1,510
Depreciation and Amortization		2,851	2,386				6,683	7,009
Restructuring Charges		—	314				—	314
		8,885	(3,328)	14.6%	(5.2)%		20,171	11,813	10.9%	5.6%
Electronic Systems
Operating Income		6,600	8,598				19,769	22,575
Gain on Divestitures (3)		—	—				18,815	—
Depreciation and Amortization		3,232	4,207				10,661	12,928
Restructuring Charges		—	468				—	468
		9,832	13,273	13.7%	13.6%		49,245	35,971	22.1%	12.1%
Corporate General and Administrative Expenses (1)
Operating Loss		(4,441)	(3,747)				(13,505)	(12,266)
Gain on Divestitures (3)		—	—				(18,815)	—
Depreciation and Amortization		6	42				76	127
Stock-Based Compensation Expense		594	331				2,579	2,792
		(3,841)	(3,374)				(29,665)	(9,347)
Adjusted EBITDA		$14,876	$6,571	11.2%	4.1%		$39,751	$38,437	9.7%	7.5%
Capital Expenditures
Structural Systems		$3,555	$2,329				$10,149	$8,080
Electronic Systems		947	758				1,701	3,196
Corporate Administration		—	4				—	10
Total Capital Expenditures		$4,502	$3,091				$11,850	$11,286

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.

(2)	Insurance recoveries related to property and equipment included as other income for the nine months ended October 3, 2015.

(3)	Includes gain on divestitures of our Pittsburgh and Miltec operations.
Structural Systems
Structural Systems’ net revenues in the three months ended October 1, 2016 compared to the three months ended October 3, 2015 decreased $3.2 million primarily due to a $3.4 million decrease in military and space revenues mainly due to program cancellations and budget changes which impacted scheduled deliveries on our fixed-wing and helicopter platforms.
Structural Systems’ net revenues in the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015 decreased $26.7 million primarily due to the following:

•	An $18.8 million decrease in military and space revenues mainly due to program cancellations and budget changes which impacted scheduled deliveries on our fixed-wing and helicopter platforms; and

•	A $7.9 million decrease in commercial aerospace revenues mainly due to the wind down of a regional jet program and continued softness in the commercial helicopter end-use market.
The Structural Systems segment operating income in the three and nine months ended October 1, 2016 compared to the three and nine months ended October 3, 2015 increased primarily due to higher gross margins in the current three and nine months ended October 1, 2016 and the prior year three and nine months ended October 3, 2015 included a forward loss reserve charge related to a regional jet program of $10.0 million and $12.2 million, respectively.
Electronic Systems
Electronic Systems’ net revenues in the three months ended October 1, 2016 compared to the three months ended October 3, 2015 decreased $25.9 million primarily due to the following:

•	An $18.0 million decrease in our industrial revenues mainly due to the divestiture of our Pittsburgh operation in January 2016 and closure of our Houston operation in December 2015; and

•
A $12.2 million decrease in our military and space revenues mainly due to the divestiture of our Miltec operation in March 2016 and program cancellations and budget changes, which impacted scheduled deliveries on our fixed-wing platforms;

•	Partially offset by $4.3 million increase in commercial aerospace revenues mainly due to added content with our existing customers.
Electronic Systems’ net revenues in the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015 decreased $74.6 million primarily due to the following:

•	A $53.1 million decrease in our industrial revenues mainly due to the divestiture of our Pittsburgh operation in January 2016 and closure of our Houston operation in December 2015; and

•
A $35.8 million decrease in our military and space revenue mainly due to the divestiture of our Miltec operation in March 2016 and program cancellations and budget changes, which impacted scheduled deliveries on our fixed-wing and helicopter platforms;

•	Partially offset by $14.3 million increase in our commercial aerospace revenue mainly due to added content with existing customers.
Electronic Systems’ segment operating income in the three and nine months ended October 1, 2016 compared to the three and nine months ended October 3, 2015 decreased primarily due to the effect of lower revenues as a result of the divestitures of our Pittsburgh and Miltec operations and closure of our Houston operation.
Corporate General and Administrative (“CG&A”)
CG&A expenses increased $0.8 million in the three months ending October 1, 2016 compared to the three months ended October 3, 2015 primarily due to higher compensation and benefits of $0.6 million. CG&A expenses increased $1.3 million in the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015 primarily due to one-time retirement charges of $0.9 million.
Backlog
Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in industrial markets tends to be of a shorter duration and is generally fulfilled within a 3-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. $453.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of October 1, 2016 and December 31, 2015:

	(In thousands)
	Change	October 1, 2016	December 31, 2015 (1)
Consolidated Ducommun
Military and space
Defense technologies	$24,780	$193,341	$168,561
Defense structures	6,676	65,497	58,821
Commercial aerospace	10,783	279,976	269,193
Industrial	(21,763)	27,472	49,235
Total	$20,476	$566,286	$545,810
Structural Systems
Military and space (defense structures)	$6,676	$65,497	$58,821
Commercial aerospace	4,228	228,264	224,036
Total	$10,904	$293,761	$282,857
Electronic Systems
Military and space (defense technologies)	$24,780	$193,341	$168,561
Commercial aerospace	6,555	51,712	45,157
Industrial	(21,763)	27,472	49,235
Total	$9,572	$272,525	$262,953

(1)	Includes $16.1 million in backlog as of December 31, 2015 for the Pittsburgh and Miltec operations which were divested in the three months ended April 2, 2016.

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions)
	October 1,	December 31,
	2016	2015
Total debt, including long-term portion	$180.0	$245.0
Weighted-average interest rate on debt	3.35%	3.07%
Term Loan interest rate	3.35%	3.07%
Revolving Credit Facility interest rate	—%	—%
Cash and cash equivalents	$9.5	$5.5
Unused Revolving Credit Facility	$198.5	$198.5
In June 2015, we completed a new credit facility to replace the Existing Credit Facilities. The new credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“New Term Loan”), and a $200.0 million senior secured revolving credit facility (“New Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “New Credit Facilities”). We are required to make mandatory prepayments of amounts outstanding under the New Term Loan. In addition, we retired all of the $200.0 million senior unsecured notes (“Existing Notes”) in July 2015. We drew down on the New Term Loan in the amount of $275.0 million. Along with the call notice amount and paying the call premium of $9.8 million, we also paid down the $65.0 million drawn on the New Revolving Credit Facility in the previous quarter. As of October 1, 2016, we were in compliance with all covenants required under the New Credit Facilities. See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.

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

Cash Flow Summary
Net cash provided by operating activities for the nine months ended October 1, 2016 increased to $27.5 million, compared to $12.1 million in the nine months ended October 3, 2015. The higher net cash generated during the first nine months of 2016 was primarily due to higher net income as a result of lower interest expense and higher gross margin percentage partially offset by higher inventory.
Net cash provided by investing activities of $42.6 million for the nine months ended October 1, 2016 was primarily due to proceeds from the divestiture of the Pittsburgh and Miltec operations, partially offset by capital expenditures, principally to support new contract awards in both Structural Systems and Electronic Systems.
Net cash used in financing activities for the nine months ended October 1, 2016 of $66.1 million was primarily due to net voluntary principal prepayments on our new credit facilities of $65.0 million primarily as a result of the proceeds received from divestiture of the Pittsburgh and Miltec operations during the current-year.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating leases and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three and nine months ended October 1, 2016.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At October 1, 2016, we had total borrowings of $180.0 million under our Term Loan and Revolving Credit Facility that bear interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 1, 2016. The Company had previously reported a material weakness in internal control over financial reporting related to the design and effective monitoring controls over the accuracy and appropriate classification of reported labor hours associated with contracts accounted for under the percentage-of-completion method using units of delivery. This material weakness was described in Item 9A in the Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. As a result of the material weakness in the Company’s internal control over financial reporting, which was not remediated as of October 1, 2016, the CEO and CFO concluded the Company’s disclosure controls and procedures were not effective as of October 1, 2016.
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
Actions to be taken or in process consist of testing of our internal controls that have been implemented and address the ongoing review of the related labor distribution used in the estimates of anticipated costs used in the forward loss reserve analysis that have been implemented.
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
Changes in Internal Control over Financial Reporting
Except as otherwise discussed above under “Management’s Remediation Activities,” there were no changes in our internal control over financial reporting during the three months ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our risk factors. There have been no material changes in the nine months ended October 1, 2016 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Date: November 3, 2016	By:	/s/ Anthony J. Reardon
Anthony J. Reardon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2016	By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 3, 2016	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)