Form 10-K
period 2016-12-31
DUCOMMUN INC /DE/
filed 2017-03-06
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 2, 2016 was $219 million.
The number of shares of common stock outstanding on February 21, 2017 was 11,195,101.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference:
(a) Proxy Statement for the 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”), incorporated partially in Part III hereof.

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
The information in this Form 10-K is not a complete description of our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Risk Factors contained within Part I, Item 1A of this Form 10-K and the following:

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

PART I
ITEM 1. BUSINESS
GENERAL
Ducommun Incorporated (“Ducommun,” “the Company,” “we,” “us” or “our”) is a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace and defense (“A&D”), industrial, medical and other industries (collectively, “Industrial”). Ducommun differentiates itself as a full-service solution-based provider, offering a wide range of value-added products and services in our primary businesses of electronics, structures, and integrated solutions. We operate through two primary business segments: Electronic Systems and Structural Systems. We are the successor to a business that was founded in California in 1849 and reincorporated in Delaware in 1970.
ACQUISITIONS
Acquisitions have been an important element of our growth strategy. We have supplemented our organic growth by identifying, acquiring and integrating acquisition opportunities that result in broader, more sophisticated product and service offerings while diversifying and expanding our customer base and markets.
For example, in June 2011, we acquired all of the outstanding stock of LaBarge Inc. (the “LaBarge Acquisition”), a provider of electronics manufacturing services to aerospace, defense and other diverse markets for $325.3 million (net of cash acquired and acquisition costs), funded by internally generated cash, senior unsecured notes and a senior secured term loan totaling $390.0 million. The LaBarge Acquisition positioned us to benefit from customers that are increasingly outsourcing their integrated electronic content on their platforms and consolidating their supplier base to companies with expanded capabilities.
PRODUCTS AND SERVICES
Business Segment Information
We operate through two primary strategic businesses Electronic Systems and Structural Systems, each of which is a reportable segment. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. Electronic Systems designs, engineers and manufactures high-reliability electronic and electromechanical products used in worldwide technology-driven markets including A&D and Industrial end-use markets. Electronic Systems’ product offerings primarily range from prototype development to complex assemblies as discussed in more detail below. Structural Systems designs, engineers and manufactures large, complex contoured aerostructure components and assemblies and supplies composite and metal bonded structures and assemblies. Structural Systems’ products are primarily used on commercial aircraft, military fixed-wing aircraft and military and commercial rotary-wing aircraft.
Electronic Systems
Electronic Systems has three major product offerings in electronics manufacturing for diverse, high-reliability applications: complex cable assemblies and interconnect systems, printed circuit board assemblies, and higher-level electronic, electromechanical and mechanical assemblies. Components and assemblies are provided principally for domestic and foreign commercial and military fixed-wing aircraft, military and commercial rotary-wing aircraft and space programs. In addition, we provide select industrial high-reliability applications for the industrial automation and medical and other end-use markets. We build custom, high-performance electronics and electromechanical systems. Our products include sophisticated radar enclosures, aircraft avionics racks and shipboard communications and control enclosures, printed circuit board assemblies, cable assemblies, wire harnesses, and interconnect systems and other high-level complex assemblies. Electronic Systems utilizes a highly-integrated production process, including manufacturing, engineering, fabrication, machining, assembly, electronic integration, and related processes. Engineering, technical and program management services, including design, development, and integration and testing of circuit card assemblies and cable assemblies, are provided to a wide range of customers.
In response to customer needs and utilizing our in-depth engineering expertise, Electronic Systems is also considered a leading supplier of engineered products including, illuminated pushbutton switches and panels for aviation and test systems, microwave and millimeter switches and filters for radio frequency systems and test instrumentation, and motors and resolvers for motion control.

Electronic Systems also provides engineering expertise for aerospace system design, development, integration, and testing. We leverage the knowledge base, capabilities, talent, and technologies of this focused capability into direct support of our customers.
Structural Systems
Structural Systems has three major product offerings to support a global customer base: commercial aircraft, military fixed-wing aircraft, and military and commercial rotary-wing aircraft. Our applications include structural components, structural assemblies and bonded (metal and composite) components. In the structural components products, Structural Systems designs, engineers, and manufactures large complex contoured aluminum, titanium and Inconel® aerostructure components for the aerospace industry. Structural assembly products include winglets, engine components, and fuselage structural panels for aircraft. Metal and composite bonded structures and assemblies products include aircraft wing spoilers, large fuselage skins, rotor blades on rotary-wing aircraft and components, flight control surfaces and engine components. To support these products, Structural Systems maintains advanced machine milling, stretch-forming, hot-forming, metal bonding, composite layup, and chemical milling capabilities and has an extensive engineering capability to support both design and manufacturing.
AEROSPACE AND DEFENSE END-USE MARKETS OVERVIEW
Our largest end-use markets are the aerospace and defense markets and our revenues from these markets represented 89% of our total net revenues in 2016. These markets are serviced by suppliers which are stratified, from the lowest value provided to the highest, into four tiers: Tier 3, Tier 2, Tier 1 and original equipment manufacturers (“OEMs”). The OEMs provide the highest value and are also known as prime contractors (“Primes”). We derive a significant portion of our revenues from subcontracts with OEMs. As the prime contractor for various programs and platforms, the OEMs sell to their customers, who may include, depending upon the application, the U.S. Federal Government, foreign, state and local governments, global commercial airline carriers, regional jet carriers and various other customers. The OEMs also sell to global leasing companies that lease commercial aircraft. A significant portion of our revenues is earned from subcontracts with the Primes. Tier 3 suppliers principally provide components or detailed parts. Tier 2 suppliers provide more complex, value-added parts and may also assume more design risk, manufacturing risk, supply chain risk and project management risk than Tier 3 suppliers. Tier 1 suppliers manufacture aircraft sections and purchase assemblies. We currently compete primarily with Tier 2 and Tier 3 suppliers. Our business growth strategy is to differentiate ourselves from competitors by providing more complex assemblies to our customers as a Tier 2 supplier.
Commercial Aerospace End-Use Market
The commercial aerospace end-use market is highly cyclical and is impacted by the level of global air passenger traffic in general, which in turn is influenced by global economic conditions, fleet fuel and maintenance costs and geopolitical developments. Revenues from the commercial aerospace end-use market represented 48% of our total net revenues for 2016.
Passenger traffic growth was estimated at approximately 6% in 2016. Although growth was strong across all major world regions, there continues to be significant variation between regions and airline business models. Airlines operating in the Middle East and Asia Pacific regions, as well as low-cost-carriers globally, are currently leading passenger growth.
In addition, airline financial performance also plays a role in the demand for new capacity. Airlines continue to focus on increasing revenues through alliances, partnerships, new marketing initiatives, and effective leveraging of ancillary services and related revenues. Airlines are also relentlessly focusing on reducing costs by renewing fleets to leverage more efficient airplanes and in 2016, continued to benefit significantly from lower fuel costs. As a result, market acceptance is growing for these types of more fuel efficient aircraft from The Boeing Company (“Boeing”) and Airbus Group, formerly known as the European Aeronautic, Defense & Space Company (“EADS”), through their wholly owned subsidiary Airbus (“Airbus”).
Further, the availability of internal or external funding impacts commercial aircraft build rates. Failure of our customers to obtain financing may result in cancellation or deferral of orders.
The long-term outlook for the industry continues to remain positive due to the fundamental drivers of air travel growth: economic growth and the increasing propensity to travel due to increased trade, globalization, and improved airline services driven by liberalization of air traffic rights between countries. Boeing’s 20 year forecast projections in their 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) estimate a long-term average growth rate of almost 5% per year for passenger traffic and more than 4% per year for cargo traffic. This is based on long term global economic growth projections of almost 3% average annual gross domestic product (“GDP”) growth. We believe we are well positioned given our product capabilities to participate in the steady projected growth rate for commercial air traffic and build rates for large commercial aircraft for the airframe manufacturing industry.

Defense End-Use Market
Our defense end-use market includes products used in military and space, including technologies and structures applications. The defense end-use market is highly cyclical and is impacted by the level of government defense spending. Government defense spending is impacted by national defense policies and priorities, political climates, fiscal budgetary constraints, U.S. Federal budget deficits, projected economic growth and the level of global military or security threats, or other conflicts. Revenues from the military and space end-use market in 2016 represented 41% of our total net revenues during 2016.
The new U.S. administration and key members of the 115th Congress have expressed a general desire to reverse the effects of the budgetary reductions of the past several years. However, the Budget Control Act of 2011 (“2011 Act”), which mandated limits on U.S. government discretionary spending, remains in effect through the 2021 government fiscal year causing budget uncertainty and continue risk of future sequestration cuts.
In addition, there continues to be uncertainty related to program-level appropriations for the U.S. Department of Defense (“U.S. DoD”) and other government agencies within the overall budgetary framework described above. Future budget cuts or investment priority changes could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these events could have a material effect on the results of our operations, financial position and/or cash flows.
In addition to the risks described above, if Congress is unable to pass appropriations bills in a timely manner, a government shutdown could occur and the impact may be above and beyond those resulting from budget cuts, sequestration, or program-level appropriations. For example, requirements to furlough employees in the U.S. DoD or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders. For additional information related to our revenues from customers whose principal sales are to the U.S. Government and our direct sales to the U.S. Government, see “Risk Factors” contained within Part I, Item 1A of this Annual Report on Form 10-K (“Form 10-K”).
INDUSTRIAL END-USE MARKETS OVERVIEW
Our industrial, medical and other (collectively, “Industrial”) end-use markets are diverse and are impacted by the customers’ needs for increasing electronic content and a desire to outsource. Factors expected to impact these markets include capital and industrial goods spending and general economic conditions. Our products are used in heavy industrial manufacturing systems and certain medical applications. Revenues from the Industrial end-use markets were 11% of our total net revenues during 2016.
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
Our sales into the Industrial end-use markets are customer focused in the various markets and driven primarily by their capital spending and manufacturing outsourcing demands.
We continue to broaden and diversify our customer base in the end-use markets we serve by providing innovative product and service solutions through drawing on our core competencies, experience and technical expertise. Net revenues related to military and space (defense technologies and defense structures), commercial aerospace, and Industrial end-use markets in 2016 and 2015 were as follows:

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
SEASONALITY
The timing of our revenues is governed by the purchasing patterns of our customers, and, as a result, we may not generate revenues equally during the year. However, no material portion of our business is considered to be seasonal.
MAJOR CUSTOMERS
We currently generate the majority of our revenues from the aerospace and defense industries. As a result, we have significant revenues from certain customers. Boeing was greater than ten percent and Raytheon Company (“Raytheon”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”) each were greater than five percent of our 2016 net revenues. Revenues from our top ten customers, including Boeing, Raytheon, Spirit, and United Technologies, were 59% of total net revenues during 2016. Net revenues by major customer for 2016 and 2015 were as follows:
Net revenues from our customers, except the U.S. Government, are diversified over a number of different military and space, commercial aerospace, industrial, medical and other products. For additional information on revenues from major customers, see Note 17 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K.

RESEARCH AND DEVELOPMENT
We perform concurrent engineering with our customers and product development activities under our self-funded programs, as well as under contracts with others. Concurrent engineering and product development activities are performed for commercial, military and space applications.
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
COMPETITION
The markets we serve are highly competitive, and our products and services are affected by varying degrees of competition. We compete worldwide with domestic and international companies in most markets. These companies may have competitive advantages as a result of greater financial resources, economies of scale and bundled products and services that we do not offer. Additional information related to competition is discussed in Risk Factors contained within Part I, Item 1A of this Form 10-K. Our ability to compete depends principally upon the breadth of our technical capabilities, the quality of our goods and services, competitive pricing, product performance, design and engineering capabilities, new product innovation, the ability to solve specific customer needs, and customer relationships.
PATENTS AND LICENSES
We have several patents, but we do not believe that our operations are dependent upon any single patent or group of patents. In general, we rely on technical superiority, continual product improvement, exclusive product features, superior lead time, on-time delivery performance, quality, and customer relationships to maintain our competitive advantage.
BACKLOG
Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in certain programs and customers. As a result, trends in our overall level of backlog may not be indicative of trends in our future revenues. Backlog was $600.3 million at December 31, 2016, compared to $574.4 million at December 31, 2015. The net increase in backlog was primarily in the military and space end-use markets and commercial aerospace end-use markets, partially offset by a decrease in the industrial end use markets. $480.2 million of total backlog is expected to be delivered during 2017.

ENVIRONMENTAL MATTERS
Our business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transport and disposal of hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that threaten to release, or have been released to the environment, and they require us to obtain and maintain licenses and permits in connection with our operations. We may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on us. We anticipate that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain our environmental compliance efforts, however, we do not expect such expenditures to be material in 2017 and the foreseeable future.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in Adelanto (a.k.a., El Mirage) and Monrovia, California. Based on currently available information, we have accrued $1.5 million for our estimated liabilities related to these sites. For further information, see Note 16 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K. In addition, see Risk Factors contained within Part I, Item 1A of this Form 10-K for certain risks related to environmental matters.

EMPLOYEES
As of December 31, 2016, we employed 2,700 people, of which 400 are subject to collective bargaining agreements expiring in June 2018 and January 2019. We believe our relations with our employees are good. See Risk Factors contained within Part I, Item 1A of this Form 10-K for additional information regarding certain risks related to our employees.
AVAILABLE INFORMATION
General information about us can be obtained from our website address at www.ducommun.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, if any, are available free of charge on our website as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included in our website is not incorporated by reference in this Annual Report on Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including our company.
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
In July 2015, we completed the refinancing of our existing debt by entering into a new credit facility to replace the existing credit facilities. The new credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“Term Loan”), and a $200.0 million senior secured revolving credit facility (“Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “Credit Facilities”).
At December 31, 2016, we had $170.0 million of outstanding long-term debt under the Term Loan. The debt was the direct result of our LaBarge Acquisition. There are no further required payments under the Credit Facilities until June 2020.
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
Our level of debt could:

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

•
expose us to the risk of increased borrowing costs and higher interest rates as approximately one half of our borrowings under our Credit Facilities bear interest at variable rates, which could further adversely impact our cash flows;

•	limit our flexibility to plan for and react to changes in our business and the industry in which we compete;

•	restrict us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	expose us to risk of rating agency downgrades and unfavorable changes in the global credit markets; and

•	make it more difficult for us to satisfy our obligations with respect to the Credit Facilities and our other debt.
The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations in respect of our outstanding debt.
We require a considerable amount of cash to service our indebtedness.
Our ability to make payments on our debt in the future and to fund planned capital expenditures and working capital needs, will depend upon our ability to generate significant cash in the future. Our ability to generate cash is subject to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.
The Credit Facilities bear interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as a London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 1.50% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In October 2015, we entered into interest rate cap hedges designated as cash flow hedges, with maturity dates of June 2020 and notional value in aggregate, totaling $135.0 million. At December 31, 2016, the outstanding balance on the Credit Facilities was $170.0 million with an average interest rate of 3.25%. Should interest rates increase significantly, even though $135.0 million of our debt was hedged, our debt service cost will increase. Any inability to generate sufficient cash flow could have a material adverse effect on our financial condition or results of operations.
While we expect to meet all of our financial obligations, we cannot ensure that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.
We require a considerable amount of cash to fund our anticipated voluntary principal prepayments on our Credit Facilities.
Our ability to continue to reduce the debt outstanding under our Credit Facilities through voluntary principal prepayments will be a contributing factor to our ability to meet the leverage ratio covenant and keeping our interest rate towards the lower end of the interest rate range as defined in the Credit Facilities. Our ability to make such prepayments will depend upon our ability to generate significant cash in the future. We cannot ensure that our business will generate sufficient cash flow from operations to fund any such prepayments.
The covenants in the credit agreement to our Credit Facilities impose restrictions that may limit our operating and financial flexibility.
We are required to comply with a leverage covenant as defined in the credit agreement to the Credit Facilities. The leverage covenant is defined as Consolidated Funded Indebtedness less unrestricted cash and cash equivalents in excess of $10.0 million, divided by consolidated earnings before interest, taxes and depreciation and amortization (“EBITDA”). The leverage covenant decreases over the term of the Credit Facilities, which will require us to lower our outstanding debt or increase our EBITDA in the future. We believe the voluntary prepayments on the Credit Facilities will help reduce our leverage, as defined in the credit agreement.
At December 31, 2016, we were in compliance with the leverage covenant under the Credit Facility. However, there is no assurance that we will continue to be in compliance with the leverage covenant in future periods.
Our credit agreement to the Credit Facilities contains a number of significant restrictions and covenants that limit our ability, among other things, to incur additional indebtedness, to create liens, to make certain payments, investments, to engage in transactions with affiliates, to sell certain assets or enter into mergers.
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
A breach of any covenant in credit agreement to the Credit Facilities would result in a default under the Credit Facilities agreement. A default, if not waived, could result in acceleration of the debt outstanding under the agreement. A default could permit our lenders to foreclose on any of our assets securing such debt. Even if new financing were available at that time, it may not be on terms or amounts that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, results of operations and financial condition could be materially and adversely affected.
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
We currently generate a majority of our revenues from customers in the aerospace and defense industry. Our business depends, in part, on the level of new military and commercial aircraft orders. As a result, we have significant sales to certain customers. Sales to the Boeing Company and Spirit AeroSystems Holdings, Inc. comprise the majority of our commercial aerospace end-use market. A significant portion of our net sales in our military and space end-use markets are made under subcontracts with OEMs, under their prime contracts with the U. S. Government. We had significant sales to Raytheon Company in 2016 in our defense technologies end-use market.
Our customers may experience delays in the launch of new products, labor strikes, diminished liquidity or credit unavailability, weak demand for their products, or other difficulties in their business. In addition, sequestration and a shift in government spending priorities have caused and may continue to cause additional uncertainty in the placement of orders.
Our sales to our top ten customers, which represented 59% of our total 2016 net revenues, were diversified over a number of different aerospace and defense and Industrial products. Any significant change in production rates by these customers would have a material effect on our results of operations and cash flows. There is no assurance that our current significant customers will continue to buy products from us at current levels, or that we will retain any or all of our existing customers, or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers. This risk may be further complicated by pricing pressures, intense competition prevalent in our industry and other factors. A significant reduction in sales to any of our major customers, the loss of a major customer, or a default of a major customer on accounts receivable could have a material adverse impact on our financial results.
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
Further, the levels of U.S. Department of Defense (“U.S. DoD”) spending in future periods are difficult to predict and are impacted by numerous factors such as the political environment, U.S. foreign policy, macroeconomic conditions and the ability of the U.S. Government to enact relevant legislation such as the authorization and appropriations bills. In addition, significant budgetary delays and constraints have already resulted in reduced spending levels, and additional reductions may be forthcoming. The Budget Control Act (“2011 Act”) established limits on U.S. government discretionary spending, including a reduction of defense spending between the 2012 and 2021 U.S. Government fiscal years. Accordingly, long-term uncertainty remains with respect to overall levels of defense spending and it is likely that U.S. Government discretionary spending levels will continue to be subject to pressure.
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
In addition, the U.S. Government is typically required to open all programs to competitive bidding and, therefore, may not automatically renew any of its prime contracts. If one or more of our government prime or subcontracts is terminated or canceled, our failure to replace sales generated from such contracts would result in lower sales and have an adverse effect on our business, results of operations and financial condition.

Further consolidation in the aerospace industry could adversely affect our business and financial results.
The aerospace and defense industry is experiencing significant consolidation, including our customers, competitors and suppliers. Consolidation among our customers may result in delays in the awarding of new contracts and losses of existing business. Consolidation among our competitors may result in larger competitors with greater resources and market share, which could adversely affect our ability to compete successfully. Consolidation among our suppliers may result in fewer sources of supply and increased cost to us.
Our growth strategy includes evaluating selected acquisitions, which entails certain risks to our business and financial performance.
We have historically achieved a portion of our growth through acquisitions and expect to evaluate selected future acquisitions as part of our strategy for growth. Any acquisition of another business, including the LaBarge Acquisition, entails risks, and it is possible that we will not realize the expected benefits from an acquisition or that an acquisition will adversely affect our existing operations. Acquisitions entail certain risks, including:

•	difficulty in integrating the operations and personnel of the acquired company within our existing operations or in maintaining uniform standards;

•	loss of key employees or customers of the acquired company;

•	the failure to achieve anticipated synergies;

•	unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations or that are not subject to indemnification or reimbursement by the seller; and

•	management and other personnel having their time and resources diverted to evaluate, negotiate and integrate acquisitions.
We rely on our suppliers to meet the quality and delivery expectations of our customers.
Our ability to deliver our products and services on schedule and to satisfy specific quality levels is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials, internal and supplier produced parts and structures, conversion of raw materials into parts and assemblies, and performance of suppliers and others.
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
We enter into contracts providing for a firm, fixed-price for the sale of some of our products regardless of the production costs incurred by us. In many cases, we make multi-year firm, fixed-price commitments to our customers, without assurance that our anticipated production costs will be achieved. Contract bidding and accounting require judgment relative to assessing risks, estimating contract net sales and costs, including estimating cost increases over time and efficiencies to be gained, and making assumptions for supplier sourcing and quality, manufacturing scheduling and technical issues over the life of the contract. Such assumptions can be particularly difficult to estimate for contracts with new customers. Our failure to accurately estimate these costs can result in reduced profits or incurred losses. Due to the significance of the judgments and estimates involved, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Therefore, any changes in our underlying assumptions, circumstances or estimates could have a material adverse effect on our financial results. For example, in the third quarter of 2015, we recorded a charge in the Structural Systems segment related to a regional jet program for estimated cost overruns of $10.0 million. See “Provision for Estimated Losses on Contracts” in Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.

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
We have manufacturing facilities in Thailand and Mexico and also derive a portion of our net revenues from direct foreign sales. Further, our customers may derive portions of their revenues from non-U.S. customers. As a result, we are subject to the risks of conducting and operating our business internationally, including:

•	political instability;

•	economic and geopolitical developments and conditions;

•
compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies conducting business abroad, including, but not limited to, the Foreign Corrupt Practices Act;

•	imposition of taxes, export controls, tariffs, embargoes and other trade restrictions;

•	difficulties repatriating funds or restrictions on cash transfers; and

•	potential for new tariffs imposed on imports by the new U.S. administration.
While the impact of these factors is difficult to predict, any one or more of these factors could have a material adverse effect on our financial results.
Goodwill and/or other assets could be impaired in the future, which could result in substantial charges.
Goodwill is tested for impairment on an annual basis during our fourth quarter or more frequently if events or circumstances occur which could indicate potential impairment. For example, our annual goodwill impairment testing in the fourth quarter of 2015 indicated the Structural Systems reporting unit’s carrying value exceeded its fair value as a result of the lowered revenues and cash flows outlook in our military and space end-use markets due to the decrease in U.S. government defense spending and thus, requiring us to perform Step Two of the goodwill impairment test. Based on the Step Two test, we impaired the entire goodwill for the Structural Systems reporting unit of $57.2 million in 2015.
We also test intangible assets with indefinite life periods for potential impairment annually and on an interim basis if there are indicators of potential impairment. For example, in performing our annual impairment test in the fourth quarter of 2015, we concluded the fair value of the indefinite-lived trade name to be zero as a result of divesting businesses in Electronic Systems and our discontinuation of the use of the trade name. Thus, we recorded an impairment of $32.9 million, which was the remaining carrying value of the trade name.
In addition, we evaluate amortizable intangible assets, fixed assets, and production cost of contracts for impairment if there are indicators of a potential impairment.
In assessing the recoverability of goodwill, management is required to make certain critical estimates and assumptions. These estimates and assumptions include projected sales levels, including the addition of new customers, programs or platforms and increased content on existing programs or platforms, improvements in manufacturing efficiency, and reductions in operating costs. Due to many variables inherent in the estimation of a business’s fair value and the relative size of our recorded goodwill, differences in estimates and assumptions may have a material effect on the results of our impairment analysis. If any of these or other estimates and assumptions are not realized in the future, or if market multiples decline, we may be required to record an additional impairment charge for goodwill.
Further, additional impairment charges may be incurred against other intangible assets or long-term assets if asset utilization declines, customer demand declines or other circumstances indicate that the asset carrying value may not be recoverable.
Our production cost of contracts as of December 31, 2016 was $11.3 million or 2% of total assets. Our goodwill and other intangible assets as of December 31, 2016 were $184.1 million, or 36% of total assets. See “Goodwill and Indefinite-Lived

Intangible Assets” and “Production Cost of Contracts” in Note 7 of our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
OTHER RISKS
Our operations are subject to numerous extensive, complex, costly and evolving laws, regulations and restrictions, and failure to comply with these laws, regulations and restrictions could subject us to penalties and sanctions that could harm our business.
Prime contracts with various agencies of the U.S. Government, and subcontracts with other prime contractors, are subject to numerous laws and regulations which affect how we do business with our customers and may impose added costs on our business. As a result, our contracts and operations are subject to numerous, extensive, complex, costly and evolving laws, regulations and restrictions, principally by the U.S. Government or their agencies. These laws, regulation and restrictions govern items including, but not limited to, the formation, administration and performance of U.S. Government contracts, disclosure of cost and pricing data, civil penalties for violations or false claims to the U.S. Government for payment, define reimbursable costs, establish ethical standards for the procurement process and control the import and export of defense articles and services.
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
In addition, the U.S. Government may revise its procurement practices or adopt new contract rules and regulations, at any time, including increased usage of fixed-price contracts and procurement reform. Such changes could impair our ability to obtain new contracts or subcontracts or renew contracts or subcontracts under which we currently perform when those contracts are put up for recompetition. Any new contracting methods could be costly or administratively difficult for us to implement and could adversely affect our future net revenues.
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
The markets we serve are highly competitive and price sensitive. We compete worldwide with a number of domestic and international companies that have substantially greater manufacturing, purchasing, marketing and financial resources than we do. Many of our customers have the in-house capability to fulfill their manufacturing requirements. Our larger competitors may be able to compete more effectively for very large-scale contracts than we can by providing different or greater capabilities or benefits such as technical qualifications, past performance on large-scale contracts, geographic presence, price and availability of key professional personnel. If we are unable to successfully compete for new business, our net revenues growth and operating margins may decline.
Several of our major customers have completed extensive cost containment efforts and we expect continued pricing pressures in 2017 and beyond. Competitive pricing pressures may have an adverse effect on our financial condition and operating results. Further, there can be no assurance that competition from existing or potential competitors in other segments of our business will not have a material adverse effect on our financial results. If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.
Our products and processes are subject to risk of obsolescence as a result of changes in technology and evolving industry and regulatory standards.
The future success of our business depends in large part upon our and our customers’ ability to maintain and enhance technological capabilities, develop and market manufacturing services that meet changing customer needs and successfully anticipate or respond to technological advances in manufacturing processes on a cost-effective and timely basis, while meeting evolving industry and regulatory standards. To address these risks, we invest in product design and development, and incur related capital expenditures. There can be no guarantee that our product design and development efforts will be successful, or that funds required to be invested in product design and development or incurred as capital expenditures will not increase materially in the future.
Environmental liabilities could adversely affect our financial results.
We are subject to various federal, local, and foreign environmental laws and regulations, including those relating to the use, storage, transport, discharge and disposal of hazardous chemicals and materials used and emissions generated during our manufacturing process. We do not carry insurance for these potential environmental liabilities. Any failure by us to comply with present or future regulations could subject us to future liabilities or the suspension of production, which could have a material adverse effect on our financial results. Moreover, some environmental laws relating to contaminated sites can impose joint and several liability retroactively regardless of fault or the legality of the activities giving rise to the contamination. Compliance with existing or future environmental laws and regulations may require extensive capital expenditures, increase our cost or impact our production capabilities. Even if such expenditures are made, there can be no assurance that we will be able to comply. We have been directed to investigate and take corrective action for groundwater contamination at certain sites. Our ultimate liability for such matters will depend upon a number of factors. See Note 16 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
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
Certain of our manufacturing facilities and offices are leased and have lease terms that expire between 2019 and 2022. The majority of these leases provide renewal options at the fair market rental rate at the time of renewal, which, if renewed, could be significantly higher than our current rental rates. We may be unable to offset these cost increases by charging more for our products and services. Furthermore, continued economic conditions may continue to negatively impact and create greater pressure in the commercial real estate market, causing higher incidences of landlord default and/or lender foreclosure of properties, including properties occupied by us. While we maintain certain non-disturbance rights in most cases, it is not certain that such rights will in all cases be upheld and our continued right of occupancy in such instances is potentially jeopardized. An occurrence of any of these events could have a material adverse effect on our financial results.
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
We have operations located in regions of the U.S. that may be exposed to damaging storms, earthquakes and other natural disasters. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance, we do not carry any earthquake insurance because of the cost of such insurance. Many of our properties are located in Southern California, an area subject to earthquake activity. Our California facilities generated $190.8 million in net revenues during 2016. Even if covered by insurance, any significant damage or destruction of our facilities due to storms, earthquakes or other natural disasters could result in our inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to us. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations.
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
As of December 31, 2016, we employed 2,700 people. Two of our operating facilities are parties to collective bargaining agreements, covering 140 full time hourly employees in one of those facilities and 260 full time hourly employees in the other facility, and will expire in June 2018 and January 2019, respectively. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, if we are unable to negotiate acceptable collective bargaining agreements with the unions or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.
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
We have concluded that there is a material weakness in our internal control over financial reporting related to the annual accounting for income taxes. There was an incorrect recording to a deferred tax asset of $1.6 million when this amount should have decreased our income tax benefit for the year and fourth quarter ended December 31, 2015. We assessed the materiality of this error and do not believe it is material to any prior interim or annual periods, however, we determined it was appropriate to revise our consolidated financial statements as of and for the year and quarter ended December 31, 2015 in this Form 10-K. Therefore, we have revised our December 31, 2015 consolidated balance sheet to increase non-current deferred tax liabilities by $1.6 million and revised our consolidated statement of operations for the year ended December 31, 2015 to increase our net loss by $1.6 million. We have also revised all related footnote disclosures in these consolidated financial statements to correct this error. This error had no effect on net cash provided by operating activities on our consolidated cash flow statement for the year ended December 31, 2015, however, management has determined that our internal control over financial reporting relating to the annual accounting for income taxes was not effective as of December 31, 2016.
Under standards established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We have and will continue to take additional measures to remediate the underlying causes of the material weakness noted above. As we continue to evaluate and work to remediate the material weakness, we may determine to take additional measures to address the control deficiency. Also, see Item 9A in Part II of this Form 10-K. We expect to incur additional costs remediating this material weakness.

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
Although the restatement was completed in the 2014 Annual Report on Form 10-K that was filed in April 2015, we cannot guarantee that we will not receive regulatory inquiries or be subject to litigation regarding our restated financial statements or related matters. If any such future regulatory inquiries or litigation to occur, regardless of the outcome, such actions would likely consume internal resources and result in additional legal and consulting costs.
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
Unanticipated changes in our tax provision or exposure to additional income tax liabilities could affect our profitability.
Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, we are regularly under audit by tax authorities. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We occupy 25 owned or leased facilities, totaling 1.9 million square feet of manufacturing area and office space. At December 31, 2016, facilities which were in excess of 50,000 square feet each were occupied as follows:

Location	Segment	Square Feet	Expiration of Lease
Carson, California	Structural Systems	299,000	Owned
Monrovia, California	Structural Systems	274,000	Owned
Coxsackie, New York	Structural Systems	168,000	Owned
Parsons, Kansas	Structural Systems	120,000	Owned
Carson, California	Electronic Systems	117,000	2021
Phoenix, Arizona	Electronic Systems	100,000	2022
Joplin, Missouri	Electronic Systems	92,000	Owned
Appleton, Wisconsin	Electronic Systems	77,000	Owned
Orange, California	Structural Systems	76,000	Owned
Adelanto, California	Structural Systems	74,000	Owned
Huntsville, Arkansas	Electronic Systems	69,000	2020
Carson, California	Structural Systems	77,000	2019
Joplin, Missouri	Electronic Systems	55,000	2021
Tulsa, Oklahoma	Electronic Systems	55,000	Owned
Berryville, Arkansas	Electronic Systems	52,000	Owned
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol DCO. As of December 31, 2016, we had 194 holders of record of our common stock. We have not paid any dividends since the first quarter of 2011 and we do not expect to pay dividends for the foreseeable future. See “Available Liquidity” in Part II, Item 7, Management’s Discussion and Analysis—Liquidity and Capital Resources—Available Liquidity, of this Annual Report on Form 10-K for further discussion on dividend restrictions under our Credit Facility. The following table sets forth the high and low closing prices per share of our common stock as reported on the New York Stock Exchange for the fiscal periods indicated:

	Years Ended December 31,
	2016		2015
	High	Low	High	Low
First Quarter	$16.98	$12.89	$27.00	$24.09
Second Quarter	$20.69	$14.32	$33.22	$23.07
Third Quarter	$24.41	$19.02	$26.12	$19.14
Fourth Quarter	$29.46	$18.80	$23.28	$14.96
See “Part III, Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” for information relating to shares to be issued under equity compensation plans.
Issuer Purchases of Equity Securities
In 2011, we terminated our stock repurchase program.

Performance Graph
The following graph compares the yearly percentage change in our cumulative total shareholder return with the cumulative total return of the Russell 2000 Index for the periods indicated, assuming the reinvestment of any dividends. The graph is not necessarily indicative of future price performance:

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Part II, Item 7 and Part IV, Item 15(a) of this Annual Report on Form 10-K (“Form 10-K”):

	(In thousands, except per share amounts) Years Ended December 31,
	2016(a)	2015(b)(c)	2014	2013(d)	2012
Net Revenues	$550,642	$666,011	$742,045	$736,650	$747,037
Gross Profit as a Percentage of Net Revenues	19.3%	15.1%	18.9%	16.9%	19.3%
Income (Loss) Before Taxes	38,113	(106,590)	26,240	9,385	24,124
Income Tax Expense (Benefit)	12,852	(31,711)	6,373	(1,993)	6,501
Net Income (Loss)	$25,261	$(74,879)	$19,867	$11,378	$17,623
Per Common Share
Basic earnings (loss) per share	$2.27	$(6.78)	$1.82	$1.06	$1.67
Diluted earnings (loss) per share	$2.24	$(6.78)	$1.79	$1.05	$1.66
Working Capital	$139,635	$179,655	$217,670	$225,323	$219,774
Total Assets (e)	$515,429	$557,081	$747,599	$762,645	$777,275
Long-Term Debt, Including Current Portion (e)	$166,899	$240,687	$290,052	$332,702	$365,744
Total Shareholders’ Equity	$212,103	$185,734	$256,570	$234,271	$215,217

(a)	The results for 2016 included a gain on divestitures, net in our Electronic Systems operating segment of $17.6 million related to the divestitures of our Pittsburgh and Miltec operations.

(b)
The results for 2015 included a goodwill impairment charge in our Structural Systems operating segment and an indefinite-lived trade name intangible asset impairment charge in our Electronic Systems operating segment of $57.2 million and $32.9 million, respectively, resulting from our annual impairment testing.

(c)	The results for 2015 included a loss on extinguishment of debt of $14.7 million related to the retirement of the $200.0 million senior unsecured notes and existing credit facility.

(d)
The results for 2013 included a $14.1 million in charges related to the Embraer Legacy 450/500 and Boeing 777 wing tip contracts and was comprised of $7.0 million of asset impairment charges for production cost of contracts; $5.2 million of forward loss reserves and $1.9 million of inventory write-offs.

(e)
Total assets and long-term debt for the years 2014 - 2012 have not been recasted for the impact of the adoption of Accounting Standards Update 2015-03, as amended by Accounting Standards Update 2015-15, which required the reclassification of certain debt issuance costs from an asset to a liability. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.

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
Recap of the year ended December 31, 2016:

•	Net revenues were $550.6 million

•	Net income was $25.3 million, or $2.24 per diluted share, which includes a pre-tax net gain on divestitures of $17.6 million

•	Adjusted EBITDA was $54.8 million

•	Cash flow from operations increased to $43.3 million

•	Backlog increased to $600.3 million

•	Net voluntary principal prepayments on our term loan totaled $75.0 million
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $54.8 million and $49.5 million for years ended December 31, 2016 and December 31, 2015, respectively.
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

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Stock-based compensation may be useful to our investors for determining current cash flow;

•	Net gain on divestitures may be useful to our investors in evaluating our on-going operating performance;

•	Loss on extinguishment of debt may be useful to our investors for determining current cash flow;

•	Asset impairments (including Goodwill and intangible assets) may be useful to our investors because it generally represents a decline in value in our assets used in our operations; and

•	Restructuring charges may be useful to our investors in evaluating our core operating performance.

Reconciliations of net income (loss) to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(In thousands) Years Ended December 31,
	2016	2015	2014
Net income (loss)	$25,261	$(74,879)	$19,867
Interest expense	8,274	18,709	28,077
Income tax expense (benefit)	12,852	(31,711)	6,373
Depreciation	13,326	15,707	15,277
Amortization	9,534	11,139	13,747
Stock-based compensation expense	3,007	3,495	3,725
Gain on divestitures, net (1)	(17,604)	—	—
Loss on extinguishment of debt	—	14,720	—
Goodwill impairment (2)	—	57,243	—
Intangible asset impairment (3)	—	32,937	—
Restructuring charges	182	2,125	—
Adjusted EBITDA	$54,832	$49,485	$87,066
% of net revenues	10.0%	7.4%	11.7%

(1)	2016 included gain on divestitures, net in our Electronic Systems operating segment related to the divestitures of our Pittsburgh and Miltec operations.

(2)	2015 included goodwill impairment related to our Structural Systems operating segment.

(3)	2015 included intangible asset impairment related to our Electronic Systems operating segment.

RESULTS OF OPERATIONS
2016 Compared to 2015
The following table sets forth net revenues, selected financial data, the effective tax (benefit) rate and diluted earnings per share:

	(in thousands, except per share data) Years Ended December 31,
	2016	% of Net Revenues	2015	% of Net Revenues
Net Revenues	$550,642	100.0%	$666,011	100.0%
Cost of Sales	444,449	80.7%	565,219	84.9%
Gross Profit	106,193	19.3%	100,792	15.1%
Selling, General and Administrative Expenses	77,625	14.1%	85,921	12.9%
Goodwill Impairment	—	—%	57,243	8.6%
Intangible Asset Impairment	—	—%	32,937	4.9%
Operating Income (Loss)	28,568	5.2%	(75,309)	(11.3)%
Interest Expense	(8,274)	(1.5)%	(18,709)	(2.8)%
Gain on Divestitures, Net	17,604	3.2%	—	—%
Loss on Extinguishment of Debt	—	—%	(14,720)	(2.2)%
Other Income, Net	215	—%	2,148	0.3%
Income (Loss) Before Taxes	38,113	6.9%	(106,590)	(16.0)%
Income Tax Expense (Benefit)	12,852	nm	(31,711)	nm
Net Income (Loss)	$25,261	4.6%	$(74,879)	(11.2)%

Effective Tax Rate (Benefit)	33.7%	nm	(29.7)%	nm
Diluted Earnings (Loss) Per Share	$2.24	nm	$(6.78)	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during 2016 and 2015, respectively, were as follows:

		(In thousands) Years Ended December 31,		% of Net Sales
	Change	2016	2015	2016	2015
Consolidated Ducommun
Military and space
Defense technologies	$(37,342)	$175,195	$212,537	31.8%	31.9%
Defense structures	(21,716)	53,378	75,094	9.7%	11.3%
Commercial aerospace	14,221	263,522	249,301	47.9%	37.4%
Industrial	(70,532)	58,547	129,079	10.6%	19.4%
Total	$(115,369)	$550,642	$666,011	100.0%	100.0%

Structural Systems
Military and space (defense structures)	$(21,716)	$53,378	$75,094	21.7%	27.5%
Commercial aerospace	(5,138)	193,087	198,225	78.3%	72.5%
Total	$(26,854)	$246,465	$273,319	100.0%	100.0%

Electronic Systems
Military and space (defense technologies)	$(37,342)	$175,195	$212,537	57.6%	54.1%
Commercial aerospace	19,359	70,435	51,076	23.2%	13.0%
Industrial	(70,532)	58,547	129,079	19.2%	32.9%
Total	$(88,515)	$304,177	$392,692	100.0%	100.0%
Net revenues for 2016 were $550.6 million compared to $666.0 million for 2015. The year-over-year decrease was primarily due to the following:

•	$70.5 million lower revenues in our industrial end-use markets mainly due to the divestiture of our Pittsburgh operation in January 2016 and closure of our Houston operation in December 2015;

•
$59.1 million lower revenues in our military and space end-use markets mainly due to the divestiture of our Miltec operations in March 2016, as well as program delays and budget changes, which impacted our fixed-wing and helicopter platforms and pushed out scheduled deliveries of these products to customers; partially offset by

•	$14.2 million higher revenues in our commercial aerospace end-use markets mainly due to added content with existing customers.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Years Ended December 31,
	2016	2015
Boeing Company	17.3%	16.0%
Raytheon Company	8.4%	8.7%
Spirit AeroSystems Holdings, Inc.	8.2%	7.4%
United Technologies Corporation	6.0%	6.1%
Top ten customers (1)	58.6%	55.7%
(1) Includes the Boeing Company (“Boeing”), Raytheon Company (“Raytheon”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”).
The revenues from Boeing, Raytheon, Spirit, and United Technologies are diversified over a number of commercial, military and space programs and were made by both operating segments.

Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin increased to 19.3% in 2016 compared to 15.1% in 2015 primarily due to the following:

•	2015 included a forward loss reserve charge related to a regional jet program of $12.2 million; and

•	Total material costs as a percentage of revenues decreased 1.8% compared to the prior year as a result of our on-going supply chain initiatives and improved operating performance.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $8.3 million in 2016 compared to 2015 primarily due to the decrease of $9.4 million related to the divestitures of our Pittsburgh and Miltec operations and closures of facilities.
Interest Expense
Interest expense decreased in 2016 compared to 2015 primarily due to a lower outstanding debt balance as a result of net voluntary principal prepayments on our new credit facilities and a lower average interest rate as a result of completing the refinancing of our debt in July 2015. See Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on our long-term debt.
Income Tax Expense (Benefit)
We recorded income tax expense of $12.9 million (an effective tax rate of 33.7%) in 2016, compared to an income tax benefit of $31.7 million (an effective tax benefit rate of 29.7%) in 2015. The increase in the effective tax rate for 2016 compared to 2015 was primarily due to pre-tax income in 2016, which included a gain on divestitures, net of our Pittsburgh and Miltec operations of $17.6 million compared to a pre-tax loss in the prior year. The $17.6 million gain on divestitures, net resulted in an increase in our state tax liability in 2016. The increase was partially offset by the U.S. Federal research and development tax credit that was permanently extended in 2015 and the deduction for Qualified Domestic Production Activities.
Our unrecognized tax benefits were $3.0 million in both 2016 and 2015. We record interest and penalty charge, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charge as of December 31, 2016 and 2015 were not significant. If recognized, $2.0 million would affect the effective tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
We file U.S. Federal and state income tax returns. Federal income tax returns after 2012, California franchise (income) tax returns after 2011 and other state income tax returns after 2011 are subject to examination. We are no longer subject to examination prior to those periods, although carryforwards generated prior to those periods may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state taxing authority if they either have been or will be used in a subsequent period. During 2016, the IRS commenced an audit of our 2014 and 2015 tax years. Although the outcome of tax examinations cannot be predicted with certainty, we believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.
Net Income (Loss) and Earnings (Loss) per Diluted Share
Net income and income per diluted share for 2016 were $25.3 million, or $2.24 per diluted share, compared to a net loss and loss per share for 2015 were $(74.9) million, or $(6.78). The increase in net income in 2016 compared to 2015 was primarily due to the following:

•	Prior year included a non-cash pre-tax goodwill impairment charge of $57.2 million;

•	Prior year included a non-cash pre-tax charge related to the impairment of an indefinite-lived trade name of $32.9 million;

•
Prior year included a loss on extinguishment of debt of $14.7 million related to completing a new credit facility to replace the existing credit facilities along with the redemption of the $200.0 million senior unsecured notes;

•	Prior year included a forward loss reserve charge related to a regional jet program of $12.2 million;

•	A pre-tax gain on divestitures, net of our Pittsburgh and Miltec operations of $17.6 million;

•	Lower interest expense of $10.4 million;

•	Lower SG&A expenses related to the divestitures of our Pittsburgh and Miltec operations and closures of facilities in aggregate totaling $9.4 million; and

•	Improved operating performance; partially offset by

•	Higher income tax expense of $44.6 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Structural Systems and Electronic Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2016 and 2015:

	%	(In thousands) Years Ended December 31,		% of Net Sales	% of Net Sales
	Change	2016	2015	2016	2015
Net Revenues
Structural Systems	(9.8)%	$246,465	$273,319	44.8%	41.0%
Electronic Systems	(22.5)%	304,177	392,692	55.2%	59.0%
Total Net Revenues	(17.3)%	$550,642	$666,011	100.0%	100.0%
Segment Operating Income (Loss)
Structural Systems		$16,497	$(53,010)	6.7%	(19.4)%
Electronic Systems		28,983	(4,472)	9.5%	(1.1)%
		45,480	(57,482)
Corporate General and Administrative Expenses (1)		(16,912)	(17,827)	(3.1)%	(2.7)%
Total Operating Income (Loss)		$28,568	$(75,309)	5.2%	(11.3)%
Adjusted EBITDA
Structural Systems
Operating Income (Loss) (2)(3)		$16,497	$(53,010)
Other Income (4)		141	1,510
Depreciation and Amortization		8,688	9,417
Goodwill Impairment		—	57,243
Restructuring Charges		—	1,294
		25,326	16,454	10.3%	6.0%
Electronic Systems
Operating Income (Loss) (3)(5)		28,983	(4,472)
Other Income		—	712
Depreciation and Amortization		14,087	17,267
Intangible Asset Impairment		—	32,937
Restructuring Charges		182	831
		43,252	47,275	14.2%	12.0%
Corporate General and Administrative Expenses (1)
Operating Loss		(16,912)	(17,827)
Other Expense (Income)		74	(74)
Depreciation and Amortization		85	162
Stock-Based Compensation Expense		3,007	3,495
		(13,746)	(14,244)
Adjusted EBITDA		$54,832	$49,485	10.0%	7.4%
Capital Expenditures
Structural Systems		$15,661	$11,559
Electronic Systems		3,032	4,419
Corporate Administration		—	10
Total Capital Expenditures		$18,693	$15,988

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.

(2)	Goodwill impairment related to Structural Systems operating segment.

(3)
2015 includes restructuring charges for severance and benefits and loss on early exit from leases of $0.8 million and $1.3 million recorded in the Electronic Systems and Structural Systems operating segments, respectively.

(4)	Insurance recoveries related to property and equipment included as other income.

(5)	Intangible asset impairment related to Electronic Systems operating segment.
Structural Systems
Structural Systems’ net revenues in 2016 compared to 2015 decreased $26.9 million primarily due to the following:

•	$21.7 million decrease in military and space revenues mainly due to program delays and budget changes which impacted scheduled deliveries on our fixed-wing and helicopter platforms; and

•	$5.1 million decrease in commercial aerospace revenues mainly due to the wind down of a regional jet program and continued softness in the commercial helicopter end-use market.
The Structural Systems operating income in 2016 compared to 2015 increased primarily due to higher operating margins in 2016 and the prior year included a $57.2 million non-cash goodwill impairment charge and forward loss reserve charge related to a regional jet program of $12.2 million.
Electronic Systems
Electronic Systems’ net revenues in 2016 decreased primarily due to the following:

•	$70.5 million decrease in our industrial revenues mainly due to the divestiture of our Pittsburgh operation in January 2016 and closure of our Houston operation in December 2015; and

•
$37.3 million decrease in our military and space revenue mainly due to the divestiture of our Miltec operation in March 2016 and program delays and budget changes, which impacted scheduled deliveries on our fixed-wing and helicopter platforms; partially offset by

•	$19.4 million increase in our commercial aerospace revenue mainly due to added content with existing customers.
Electronic Systems segment operating income in 2016 compared to 2015 increased primarily due to the prior year included a $32.9 million non-cash impairment charge of an indefinite-lived trade name intangible asset and higher operating margins in 2016.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses in 2016 compared to 2015 decreased primarily due to lower professional services fees of $1.3 million and lower compensation and benefits of $1.1 million, partially offset by one-time retirement charges of $0.9 million.
Backlog
Backlog is subject to delivery delays and program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net sales. Backlog in Industrial end-use markets tends to be of a shorter duration and is generally fulfilled within a 3-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net sales.
Backlog was $600.3 million at December 31, 2016, compared to $574.4 million at December 31, 2015, as shown in more detail below. The increase in backlog was primarily in the defense technologies end-use markets and commercial aerospace end-use markets, partially offset by a decrease in Industrial end-use markets. $480.2 million of total backlog is expected to be delivered during 2017. The following table summarizes our backlog for 2016 and 2015:

		(In thousands) December 31,
	Change	2016	2015
Consolidated Ducommun (1)
Military and space
Defense technologies	$29,482	$198,043	$168,561
Defense structures	608	59,379	58,771
Commercial aerospace	20,013	317,797	297,784
Industrial	(24,199)	25,036	49,235
Total	$25,904	$600,255	$574,351
Structural Systems
Military and space (defense structures)	$608	$59,379	$58,771
Commercial aerospace	25,394	278,020	252,626
Total	$26,002	$337,399	$311,397
Electronic Systems (1)
Military and space (defense technologies)	$29,482	$198,043	$168,561
Commercial aerospace	(5,381)	39,777	45,158
Industrial	(24,199)	25,036	49,235
Total	$(98)	$262,856	$262,954

(1)	2015 backlog included an aggregate total of $16.1 million related to our Pittsburgh, Pennsylvania operation that was sold in January 2016 and our Miltec operation that was sold in March 2016.

2015 Compared to 2014
The following table sets forth net revenues, selected financial data, the effective tax (benefit) rate and diluted earnings per share:

	(in thousands, except per share data) Years Ended December 31,
	2015	% of Net Sales 2015	2014	% of Net Sales 2014
Net Revenues	$666,011	100.0%	$742,045	100.0%
Cost of Sales	565,219	84.9%	601,713	81.1%
Gross Profit	100,792	15.1%	140,332	18.9%
Selling, General and Administrative Expenses	85,921	12.9%	88,565	11.9%
Goodwill Impairment	57,243	8.6%	—	—%
Intangible Asset Impairment	32,937	4.9%	—	—%
Operating (Loss) Income	(75,309)	(11.3)%	51,767	7.0%
Interest Expense	(18,709)	(2.8)%	(28,077)	(3.8)%
Loss on Extinguishment of Debt	(14,720)	(2.2)%	—	—%
Other Income	$2,148	0.3%	$2,550	0.3%
(Loss) Income Before Taxes	(106,590)	(16.0)%	26,240	3.5%
Income Tax (Benefit) Expense	(31,711)	nm	6,373	nm
Net (Loss) Income	$(74,879)	(11.2)%	$19,867	2.7%

Effective (Benefit) Tax Rate	(29.7)%	nm	24.3%	nm
Diluted (Loss) Earnings Per Share	$(6.78)	nm	$1.79	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during 2015 and 2014, respectively, were as follows:

		(In thousands) Years Ended December 31,		% of Net Sales
	Change	2015	2014	2015	2014
Consolidated Ducommun
Military and space
Defense technologies	$(29,046)	$212,537	$241,583	31.9%	32.6%
Defense structures	(49,204)	75,094	124,298	11.3%	16.7%
Commercial aerospace	7,158	249,301	242,143	37.4%	32.6%
Industrial	(4,942)	129,079	134,021	19.4%	18.1%
Total	$(76,034)	$666,011	$742,045	100.0%	100.0%

Structural Systems
Military and space (defense structures)	$(49,204)	$75,094	$124,298	27.5%	38.8%
Commercial aerospace	2,567	198,225	195,658	72.5%	61.2%
Total	$(46,637)	$273,319	$319,956	100.0%	100.0%

Electronic Systems
Military and space (defense technologies)	$(29,046)	$212,537	$241,583	54.1%	57.2%
Commercial aerospace	4,591	51,076	46,485	13.0%	11.0%
Industrial	(4,942)	129,079	134,021	32.9%	31.8%
Total	$(29,397)	$392,692	$422,089	100.0%	100.0%
Net revenues for 2015 were $666.0 million compared to $742.0 million for 2014. The year-over-year decrease was due to the following:

•
21.4% lower revenues in our military and space end-use markets mainly due to a decrease in U.S. government defense spending and shifting spending priorities, which impacted our fixed-wing and helicopter platforms and pushed out scheduled deliveries of these products to customers; and

•	3.7% lower revenues from Industrial end-use markets; partially offset by

•	3.0% increase in revenues in commercial aerospace end-use markets.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Years Ended December 31,
	2015	2014
Boeing Company	16.0%	19.4%
Raytheon Company	8.7%	9.4%
Spirit AeroSystems Holdings, Inc.	7.4%	6.4%
United Technologies Corporation	6.1%	5.5%
Top ten customers (1)	55.7%	59.2%
(1) Includes the Boeing Company (“Boeing”), Raytheon Company (“Raytheon”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”).
The revenues from Boeing, Raytheon, Spirit, and United Technologies are diversified over a number of commercial, military and space programs and were made by both operating segments.

Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin decreased to 15.1% in 2015 compared to 18.9% in 2014 primarily due to higher cost of sales relative to net revenues primarily the result of a $14.0 million attributable to lower manufacturing volume and $10.6 million of higher forward loss reserves related to a regional jet program. Another factor contributing to the reduction in gross profit include $7.8 million due to unfavorable product mix. The difference in the results was also impacted by a 2014 nonrecurring reversal of $3.4 million forward loss reserve related to a customer settlement.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased in 2015 primarily due to lower accrued compensation and benefit costs of $2.9 million and lower discretionary expenses as a result of the cost savings initiatives we have implemented, partially offset by higher professional service fees of $1.9 million and restructuring charges related to severance and benefits and early termination of leases of $2.1 million.
Goodwill Impairment
In 2015, the non-cash charge from the impairment of the entire goodwill in the Structural Systems reporting unit was the result of the annual impairment test during the fourth quarter of 2015 that indicated the carrying value exceeded the fair value. The decrease in fair value was due to the lowered revenues outlook in our military and space end-use markets caused by the decrease in U.S. government defense spending. Therefore, requiring us to perform Step Two of the goodwill impairment test. Based on the Step Two test, we impaired the entire goodwill for the Structural Systems reporting unit of $57.2 million. No such impairment was required in 2014.
Intangible Asset Impairment
In 2015, the non-cash charge from the impairment of a trade name intangible asset in Electronic Systems was due to divesting businesses in Electronic Systems and discontinued use of the indefinite-lived trade name intangible asset going forward of $32.9 million. No such impairment was required in 2014. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K
Interest Expense
Interest expense decreased in 2015 compared to 2014 primarily due to lower outstanding debt balance and lower interest rate on our outstanding debt as a result of completing the refinancing of our debt in July 2015. See Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on our long-term debt.
Loss on Extinguishment of Debt and Other Income
Loss on extinguishment of debt for 2015 was made up of the call premium to retire the existing $200.0 million senior unsecured notes in July 2015 of $9.8 million, the write off of the unamortized debt issuance costs associated with the existing $200.0 million senior unsecured notes of $2.1 million, the write off of the unamortized debt issuance costs associated with the existing senior secured term loan and existing senior secured revolving credit facility of $2.8 million when the existing senior secured term loan was paid off with both debt instruments being replaced with the Credit Facilities. See Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on our long-term debt.
Other income decreased in 2015 compared to 2014 primarily due to lower insurance recoveries related to property and equipment of $1.1 million.
Income Tax (Benefit) Expense
We recorded income tax benefit of $31.7 million (an effective tax benefit rate of 29.7%) in 2015, compared to an income tax expense of $6.4 million (an effective tax rate of 24.3%) in 2014. The change in effective tax rate in 2015 compared to 2014 was primarily due to the pre-tax loss in 2015, which can be carried back to reduce income taxes paid in 2014 and 2013 or carried forward. This was partially offset by the tax impact of the goodwill impairment of $8.7 million and a reduction in Internal Revenue Code (“IRC”) Section 199 deduction for qualified domestic production activities of $1.1 million.
Our effective tax benefit rate of 29.7% for 2015 includes a research and development (“R&D”) benefit of $2.6 million in 2015 compared to a benefit of $2.4 million in 2014. The benefit recorded in 2015 was due to the President of the United States

signing into law on December 18, 2015, the Protecting Americans from Tax Hikes Act (“PATH”), which permanently extends the research and development credit.
Net (Loss) Income and (Loss) Earnings per Diluted Share
Net loss and loss per share for 2015 were $(74.9) million, or $(6.78) per share, compared to $19.9 million, or $1.79 per diluted share, for 2014. The net loss in 2015 was primarily the result of a $57.2 non-cash pre-tax goodwill impairment charge in the Structural Systems segment and a $39.5 million of lower gross profit mainly due to lower revenues. Other factors contributing to the reduction in net income from the prior year include a $32.9 million non-cash pre-tax charge related to the impairment of the indefinite-lived trade name in the Electronic Systems segment and a $14.7 million loss on extinguishment of debt. These items were partially offset by lower 2015 income tax expense of $38.1 million and lower interest expense of $9.4 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments; Structural Systems and Electronic Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2015 and 2014:

	%	(In thousands) Years Ended December 31,		% of Net Sales	% of Net Sales
	Change	2015	2014	2015	2014
Net Revenues
Structural Systems	(14.6)%	$273,319	$319,956	41.0%	43.1%
Electronic Systems	(7.0)%	392,692	422,089	59.0%	56.9%
Total Net Revenues	(10.2)%	$666,011	$742,045	100.0%	100.0%
Segment Operating (Loss) Income
Structural Systems		$(53,010)	$34,949	(19.4)%	10.9%
Electronic Systems		(4,472)	34,599	(1.1)%	8.2%
		(57,482)	69,548
Corporate General and Administrative Expenses (1)		(17,827)	(17,781)	(2.7)%	(2.4)%
Total Operating (Loss) Income		$(75,309)	$51,767	(11.3)%	7.0%
Adjusted EBITDA
Structural Systems
Operating (Loss) Income (2)(3)		$(53,010)	$34,949
Other Income (4)		1,510	2,550
Depreciation and Amortization		9,417	10,959
Goodwill Impairment		57,243	—
Restructuring Charges		1,294	—
		16,454	48,458	6.0%	15.1%
Electronic Systems
Operating (Loss) Income (3)(5)		(4,472)	34,599
Other Income		712	—
Depreciation and Amortization		17,267	17,928
Intangible Asset Impairment		32,937	—
Restructuring Charges		831	—
		47,275	52,527	12.0%	12.4%
Corporate General and Administrative Expenses (1)
Operating Loss		(17,827)	(17,781)
Other Expense		(74)	—
Depreciation and Amortization		162	137
Stock-Based Compensation Expense		3,495	3,725
		(14,244)	(13,919)
Adjusted EBITDA		$49,485	$87,066	7.4%	11.7%
Capital Expenditures
Structural Systems		$11,559	$12,742
Electronic Systems		4,419	5,782
Corporate Administration		10	30
Total Capital Expenditures		$15,988	$18,554

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.

(2)	Goodwill impairment related to Structural Systems operating segment.

(3)
Includes restructuring charges for severance and benefits and loss on early exit from leases of $0.8 million and $1.3 million recorded in the Electronic Systems and Structural Systems operating segments, respectively.

(4)	Insurance recoveries related to property and equipment included as other income.

(5)	Intangible asset impairment related to Electronic Systems operating segment.
Structural Systems
Structural Systems’ net revenues in 2015 decreased 14.6% compared to 2014 primarily due to a 39.6% decrease in military and space revenues mainly due to the decrease in U.S. government defense spending and shifting spending priorities which impacted scheduled deliveries on our fixed-wing and helicopter platforms, partially offset by a 1.3% increase in commercial aerospace revenues.
Structural Systems’ operating income decreased in 2015 compared to 2014 primarily as a result of a $57.2 million non-cash goodwill impairment charge and higher forward loss reserves related to a regional jet program of $10.6 million. Other factors contributing to the reduction in operating income from the prior year include a $8.0 million due to lower manufacturing volume and a $7.3 million due to unfavorable product mix. The difference in the results was also impacted by a 2014 nonrecurring reversal of a $3.4 million forward loss reserve related to a customer settlement. An additional factor contributing to the reduction in operating income from the prior year include $1.3 million of higher costs associated with moving into a new facility.
Adjusted EBITDA was $16.5 million or 6.0% of revenues for 2015, compared to $48.5 million or 15.1% of revenues for 2014.
Electronic Systems
Electronic Systems’ net revenues in 2015 decreased 7.0% compared to 2014 primarily due to a 12.0% decrease in military and space revenues mainly due to the decrease in U.S. government defense spending and shifting spending priorities which impacted scheduled deliveries on our fixed-wing and helicopter platforms and a 3.7% decrease in Industrial markets revenues, partially offset by a 9.9% increase in commercial aerospace revenues.
Electronic Systems’ segment operating income decreased in 2015 compared to 2014 primarily due to a non-cash charge of $32.9 million from the impairment of an indefinite-lived trade name intangible asset and $6.0 million from lower manufacturing volume.
Adjusted EBITDA was $47.3 million or 12.0% of revenues for 2015, compared to $52.5 million or 12.4% of revenues for 2014.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses were essentially flat in 2015 compared to 2014 primarily due to $1.0 million of higher professional service fees, partially offset by $0.7 million of lower accrued compensation and benefit costs and lower discretionary expenses as a result of the cost savings initiatives we have implemented.

LIQUIDITY AND CAPITAL RESOURCES
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions) December 31,
	2016	2015
Total debt, including long-term portion	$170.0	$245.0
Weighted-average interest rate on debt	3.25%	3.07%
Term Loan interest rate	3.31%	3.07%
Cash and cash equivalents	$7.4	$5.5
Unused Revolving Credit Facility	$199.0	$198.5
In June 2015, we completed a new credit facility to replace the Existing Credit Facilities. The new credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“Term Loan”), and a $200.0 million senior secured revolving credit facility (“Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “Credit Facilities”). The Credit Facilities bear interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio. The undrawn portions of the commitments of the Credit Facilities are subject to a commitment fee ranging from 0.175% to 0.300%, based upon the consolidated total net adjusted leverage ratio.
Further, we are required to make mandatory prepayments of amounts outstanding under the Term Loan. The mandatory prepayments will be made quarterly, equal to 5.0% per year of the original aggregate principal amount during the first two years and increase to 7.5% per year during the third year, and increase to 10.0% per year during the fourth year and fifth years, with the remaining balance payable on June 26, 2020. The loans under the Revolving Credit Facility are due on June 26, 2020. As of December 31, 2016, we were in compliance with all covenants required under the Credit Facilities.
We have been making voluntary principal prepayments on a quarterly basis on our senior secured term loan and in conjunction with the closing of the Credit Facilities in June 2015, we drew down $65.0 million on the Revolving Credit Facility and used those proceeds along with current cash on hand to extinguish the existing senior secured term loan of $80.0 million. We expensed the unamortized debt issuance costs related to the existing senior secured term loan of $2.8 million as part of extinguishing the existing senior secured term loan during 2015. We also incurred $4.8 million of debt issuance costs related to the Credit Facilities and those costs are capitalized and being amortized over the five year life of the Credit Facilities.
In addition, we retired all of the $200.0 million senior unsecured notes (“Existing Notes”) in July 2015. We drew down on the Term Loan in the amount of $275.0 million. Along with the call notice amount and paying the call premium of $9.8 million, we also paid down the $65.0 million drawn on the Revolving Credit Facility in June 2015. We expensed the call premium of $9.8 million and debt issuance costs related to the Existing Notes of $2.1 million upon extinguishing the Existing Notes during 2015.
Further, we made voluntary principal prepayments of $75.0 million under the Term Loan during 2016.
In January 2016, we entered into an agreement, and completed the sale on the same date, to sell our operation located in Pittsburgh, Pennsylvania for a final sales price of $38.6 million in cash. We divested this facility as part of our overall strategy to streamline operations, which includes consolidating our footprint. Net assets sold were $24.0 million, net liabilities sold were $4.0 million, and direct transaction costs incurred were $0.3 million, resulting in a gain on divestiture of $18.3 million.
In February 2016, we entered into an agreement to sell our Miltec operation for a final sales price of $13.3 million, in cash. We divested this facility as part of our overall strategy to streamline operations, which includes consolidating our footprint. We completed the sale in March 2016. Net assets sold were $15.4 million, net of liabilities sold were $2.7 million, and direct transaction costs incurred were $1.3 million, resulting in a loss on divestiture of $0.7 million.
We expect to spend a total of $22.0 million to $26.0 million for capital expenditures in 2017 financed by cash generated from operations, which will be higher than 2016, principally to support the expansion of our Parsons, Kansas facility and new contract awards at Structural Systems and Electronic Systems. As part of our strategic plan to become a Tier 2 supplier and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
We believe the ongoing aerospace and defense subcontractor consolidation makes acquisitions an increasingly important component of our future growth. We will continue to make prudent acquisitions and capital expenditures for manufacturing equipment and facilities to support long-term contracts for commercial and military aircraft and defense programs.
We continue to depend on operating cash flow and the availability of our Credit Facility to provide short-term liquidity. Cash generated from operations and bank borrowing capacity is expected to provide sufficient liquidity to meet our obligations during the next twelve months.

Cash Flow Summary
2016 Compared to 2015
Net cash provided by operating activities during 2016 increased to $43.3 million compared to $23.7 million during 2015 primarily due to higher net income as a result of lower interest expense and higher gross margin percentage.
Net cash provided by investing activities in 2016 of $34.9 million primarily due to proceeds from the divestiture of the Pittsburgh and Miltec operations, partially offset by capital expenditures, principally to support new contract awards in both Structural Systems and Electronic Systems.
Net cash used in financing activities during 2016 was $76.2 million compared to $50.4 million during 2015 primarily due to net voluntary principal prepayments on our new credit facilities of $75.0 million primarily as a result of the proceeds received from divestiture of the Pittsburgh and Miltec operations during the current-year.
2015 Compared to 2014
Net cash generated by operating activities during 2015 decreased to $23.7 million compared to $53.4 million during 2014 primarily due to lower net income that was partially offset by improved working capital management.
Net cash used in investing activities during 2015 was $13.5 million compared to $15.5 million during 2014 primarily due to lower capital expenditures that was partially offset by lower insurance recoveries related to property and equipment.
Net cash used in financing activities during 2015 was $50.4 million compared to $41.2 million during 2014 primarily due to voluntary principal prepayments on our existing and new term loans of approximately $45.0 million, call premium paid to redeem the $200.0 million Existing Notes of approximately $9.8 million, that was partially offset by proceeds from the Term Loan net of redemption of the $200.0 million Existing Notes and repayment of the Revolving Credit Facility of approximately $65.0 million.
Contractual Obligations
A summary of our contractual obligations at December 31, 2016 was as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including current portion	$170,003	$3	$—	$170,000	$—
Future interest on notes payable and long-term debt	28,700	5,525	10,744	12,431	—
Operating leases	15,969	4,270	6,237	4,356	1,106
Pension liability	18,649	1,608	3,445	3,655	9,941
Total(1)	$233,321	$11,406	$20,426	$190,442	$11,047

(1)
As of December 31, 2016, we recorded $3.0 million in long-term liabilities related to uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability may increase or decrease over time, therefore, the liability or uncertain tax positions has not been included in the contractual obligations table.

We have estimated that the fair value of our indemnification obligations as insignificant based upon our history with such obligations and insurance coverage and have included no such obligation in the table above.
Our ultimate liability with respect to groundwater contamination at certain Structural Systems facilities will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties. The above table does not include obligations related to these matters. See Note 16 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for discussion of our environmental liabilities.
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
Goodwill is allocated at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have two internal reporting units: Structural Systems and Electronic Systems. The application of the goodwill impairment test requires significant judgment, including the identification of the reporting units, and the determination of both the carrying value and the fair value of the reporting units. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including existing goodwill, to those reporting units. The determination of the fair value of each reporting unit requires significant judgment, including our estimation of future cash flows, which is dependent upon internal forecasts, estimation of the long-term rate of growth of our businesses, estimation of the useful lives of the assets which will generate the cash flows, determination of our weighted-average cost of capital and other factors. In determining the appropriate discount rate, we considered the weighted-average cost of capital for each reporting unit which, among other factors, considers the cost of common equity capital and the marginal cost of debt of market participants.
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
We perform our annual goodwill impairment test during the fourth quarter each year. The carrying amount of goodwill at the date of the most recent annual impairment test for the Electronic Systems internal reporting unit was $82.6 million. As of the date of our 2016 annual goodwill impairment test, the fair value of the Electronic Systems internal reporting unit exceeded the carrying value by 32% and thus, goodwill was not deemed impaired.
We review our indefinite-lived intangible asset for impairment on an annual basis or when events or changes in circumstances indicate that the carrying value of our intangible asset may not be recoverable. We may first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Impairment indicators include, but are not limited to, cost factors, financial performance, adverse legal or regulatory developments, industry and market conditions and general economic conditions. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, we would recognize an impairment loss in the amount of such excess. In performing our annual impairment test in the fourth quarter of 2015, we concluded the fair value of the indefinite-lived trade name to be zero as a result of divesting businesses in Electronic Systems and our discontinuation of the use of the trade name. Thus, we recorded a $32.9 million of trade name impairment to the Electronic Systems trade name carrying value to decrease its trade name carrying value to zero as of December 31, 2015. See Note 7 in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
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
Accounting for Stock-Based Compensation
We use the Black-Scholes-Merton (“Black-Scholes”) valuation model in determining stock-based compensation expense for our options, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. The stock options typically vest over four years and the estimated forfeiture rate is based on historical experience. The Black-Scholes valuation model requires assumptions and judgments using inputs such as stock price volatility, risk-free interest rates, and expected options terms. As a result, our estimates could differ from actual results.
For performance and restricted stock units, we calculate compensation expense, net of an estimated forfeiture rate, on a straight line basis over the requisite service/performance period of the awards, with fair value being based on the closing stock price on the date of grant. The performance stock units vest based on a three-year performance cycle. The restricted stock units vest over various periods of time ranging from one to three years. We estimate the forfeiture rate based on our historical experience.
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
We net progress payments from customers related to inventory purchases against inventories in the consolidated balance sheets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At December 31, 2016, we had borrowings of $170.0 million under our Term Loan which bears interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three-, or six-month interest period chosen by us, plus an applicable margin percentage. This LIBOR rate has a margin of 2.25%. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2016 because of a material weakness in internal control over financial reporting as described below.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, management has identified a control deficiency that constituted a material weakness in our internal control over financial reporting as of December 31, 2016.
We did not maintain effective controls related to the quarterly and annual accounting and disclosures for income taxes. Specifically, we did not maintain effective controls related to the preparation, analysis and review of the income tax provision and significant income tax balance sheet accounts required to assess the accuracy and completeness of the income tax amounts reported within the consolidated financial statements and disclosures at period end.
Although this material weakness did not result in a material misstatement of our historical financial statements, management determined that it was appropriate to revise our consolidated financial statements as of and for the year and quarter ended December 31, 2015 to correct for a $1.6 million error in the income tax expense (benefit) and related deferred tax asset associated with the impairment of Structural Systems goodwill at December 31, 2015. Additionally, this material weakness could result in a misstatement of aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
As a result of the material weakness, management concluded our internal control over financial reporting was not effective as of December 31, 2016 based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Annual Report on Form 10-K.
Management’s Remediation Activities
We are committed to maintaining strong internal control over financial reporting. With regard to internal control over financial reporting related to income taxes, our Chief Financial Officer is responsible for implementing changes and improvements in internal control over financial reporting and for remediating the control deficiency that gave rise to a material weakness, are operating effectively.
In order to address the material weakness related to income taxes first described in the Company’s 2014 Annual Report on Form 10-K, the Company implemented numerous control enhancements during 2015 including the engagement of third party tax advisors to assist with the Company’s methodology of estimating and reconciling tax entries and new controls and improvements to existing controls over income tax accounts, including the reconciliation of current and deferred tax asset and liability accounts. In addition, during 2016 we hired a new tax director and a tax manager, both of whom have significant skills and experience in preparing income tax provisions and disclosures in accordance with US GAAP.
While operating the improved controls to prepare and review the 2016 tax provision, management identified the $1.6 million error in the income tax expense (benefit) and related deferred tax asset associated with goodwill described above. As described in Note 1 to the consolidated financial statements included in this 2016 Annual Report on Form 10-K, management concluded that a revision of the Company’s 2015 consolidated financial statements to correct this error was appropriate. While management believes that the Company’s current internal control over financial reporting related to income taxes are adequately designed, we have determined that a sustained period of operating effectiveness is required in order to conclude that the controls are operating effectively.
We expect the remedial actions described above will have had sufficient time to function during 2017 to allow management to conclude that the material weakness has been satisfactorily remediated and that the controls implemented are operating effectively. However, we cannot make any assurances that such actions will be completed during 2017. Until the controls described above have had sufficient time for management to conclude that they are operating effectively, the material weakness described above will continue to exist.
Remediation of Prior Year Material Weakness
We previously identified and disclosed in our 2015 Annual Report on Form 10-K, as well as in our Quarterly Report on Form 10-Q (Form “10-Q”) for each interim period in fiscal year 2016, a material weakness in our internal control over financial reporting regarding the following:

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

Throughout 2015 and 2016, we re-designed and implemented new monitoring controls across all of our facilities over the review of labor utilization rates, transfers of labor hours between projects, and overhead absorption rates. These labor hour distributions are used in our estimates of anticipated costs used in the forward loss reserve analysis.
During the fourth quarter of 2016, we successfully completed the testing necessary to conclude that the controls were operating effectively and have concluded that the material weakness related to these monitoring controls has been remediated.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2016.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
The information under the caption “Election of Directors” in the 2017 Proxy Statement is incorporated herein by reference.
Subsequent to our year ended December 31, 2016, on January 23, 2017, Stephen G. Oswald was appointed as a member of the Board of Directors of the Company.
Executive Officers of the Registrant
The information under the caption “Executive Officers of the Registrant” in the 2017 Proxy Statement is incorporated herein by reference.
Subsequent to our year ended December 31, 2016, on January 23, 2017, Anthony J. Reardon resigned as President and Chief Executive Officer of the Company but will continue to serve as Chairman of the Board. In addition, on January 23, 2017, Stephen G. Oswald was appointed President and Chief Executive Officer of the Company.
Audit Committee and Audit Committee Financial Expert
The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2017 Proxy Statement is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement is incorporated herein by reference.
Code of Ethics
The information under the caption “Code of Ethics” in the 2017 Proxy Statement is incorporated herein by reference.
Changes to Procedures to Recommend Nominees
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2017 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2017 Proxy Statement is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plan Plans
The following table provides information about our compensation plans under which equity securities are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(c)(2)
Equity Compensation Plans
Approved by security holders (1)	754,569	$20.07	398,589
Not approved by security holders	—	—	—
Total	754,569		398,589

(1)
The number of securities to be issued consists of 439,550 for stock options, 193,382 for restricted stock units and 121,637 for performance stock units at target. The weighted average exercise price applies only to the stock options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Election of Directors” in the 2017 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the caption “Principal Accountant Fees and Services” contained in the 2017 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

	The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

		Page

	Report of Independent Registered Public Accounting Firm	49

	Consolidated Balance Sheets - December 31, 2016 and 2015	50

	Consolidated Statements of Operations - Years Ended December 31, 2016, 2015, and 2014	51

	Consolidated Statements of Comprehensive Income (Loss) - Years Ended December 31, 2016, 2015, and 2014	52

	Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2016, 2015, and 2014	53

	Consolidated Statements of Cash Flows - Years Ended December 31, 2016, 2015, and 2014	54

	Notes to Consolidated Financial Statements	55

	Supplemental Quarterly Financial Data (Unaudited)	81

	2. Financial Statement Schedule

	The following schedule for the years ended December 31, 2016, 2015 and 2014 is filed herewith:

	Schedule II - Valuation and Qualifying Accounts	—

	All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

	3. Exhibits

See Item 15(b) for a list of exhibits.		—

ITEM 16. FORM 10-K SUMMARY	—

Signatures	—

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ducommun Incorporated:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ducommun Incorporated and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting existed as of that date as the Company did not maintain effective controls related to the quarterly and annual accounting and disclosures for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 6, 2017

Ducommun Incorporated and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$7,432	$5,454
Accounts receivable (less allowance for doubtful accounts of $495 and $359 at December 31, 2016 and 2015, respectively)	76,239	77,089
Inventories	119,896	115,404
Production cost of contracts	11,340	10,290
Other current assets	11,034	13,389
Assets held for sale	—	41,636
Total Current Assets	225,941	263,262
Property and Equipment, Net	101,590	96,551
Goodwill	82,554	82,554
Intangibles, Net	101,573	110,621
Non-Current Deferred Income Taxes	286	324
Other Assets	3,485	3,769
Total Assets	$515,429	$557,081
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$3	$26
Accounts payable	57,024	40,343
Accrued liabilities	29,279	36,458
Liabilities held for sale	—	6,780
Total Current Liabilities	86,306	83,607
Long-Term Debt, Less Current Portion	166,896	240,661
Non-Current Deferred Income Taxes	31,417	28,125
Other Long-Term Liabilities	18,707	18,954
Total Liabilities	303,326	371,347
Commitments and Contingencies (Notes 13, 16)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,193,813 and 11,084,318 shares issued and outstanding at December 31, 2016 and 2015, respectively	112	111
Additional paid-in capital	76,783	75,200
Retained earnings	141,287	116,026
Accumulated other comprehensive loss	(6,079)	(5,603)
Total Shareholders’ Equity	212,103	185,734
Total Liabilities and Shareholders’ Equity	$515,429	$557,081
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Net Revenues	$550,642	$666,011	$742,045
Cost of Sales	444,449	565,219	601,713
Gross Profit	106,193	100,792	140,332
Selling, General and Administrative Expenses	77,625	85,921	88,565
Goodwill Impairment	—	57,243	—
Intangible Asset Impairment	—	32,937	—
Operating Income (Loss)	28,568	(75,309)	51,767
Interest Expense	(8,274)	(18,709)	(28,077)
Gain on Divestitures, Net	17,604	—	—
Loss on Extinguishment of Debt	—	(14,720)	—
Other Income, Net	215	2,148	2,550
Income (Loss) Before Taxes	38,113	(106,590)	26,240
Income Tax Expense (Benefit)	12,852	(31,711)	6,373
Net Income (Loss)	$25,261	$(74,879)	$19,867
Earnings (Loss) Per Share
Basic earnings (loss) per share	$2.27	$(6.78)	$1.82
Diluted earnings (loss) per share	$2.24	$(6.78)	$1.79
Weighted-Average Number of Shares Outstanding
Basic	11,151	11,047	10,897
Diluted	11,299	11,047	11,126
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net Income (Loss)	$25,261	$(74,879)	$19,867
Other comprehensive (loss) income, net of tax:
Pension Adjustments:
Amortization of actuarial loss included in net income, net of tax benefit of $283, $330, and $156 for 2016, 2015, and 2014, respectively	479	557	263
Actuarial (loss) gain arising during the period, net of tax (benefit) expense of $(413), $300, and $(1,810) for 2016, 2015, and 2014, respectively	(650)	491	(3,052)
Decrease in net unrealized gains and losses on cash flow hedges, net of tax benefit of $180, $0, and $0 for 2016, 2015, and 2014, respectively	(305)	—	—
Other Comprehensive (Loss) Income, Net of Tax	(476)	1,048	(2,789)
Comprehensive Income (Loss), Net of Tax	$24,785	$(73,831)	$17,078
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share data)

	Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2013	10,816,754	$110	$(1,924)	$68,909	$171,038	$(3,862)	$234,271
Net income	—	—	—	—	19,867	—	19,867
Other comprehensive loss, net of tax	—	—	—	—	—	(2,789)	(2,789)
Stock options exercised	117,149	1	—	2,275	—	—	2,276
Stock repurchased related to the exercise of stock options	(34,597)	(1)	—	(919)	—	—	(920)
Stock awards vested	52,962	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	3,725	—	—	3,725
Excess tax benefits from share-based compensation	—	—	—	140	—	—	140
Retirement of treasury stock	—	(1)	1,924	(1,923)	—	—	—
Balance at December 31, 2014	10,952,268	$110	$—	$72,206	$190,905	$(6,651)	$256,570
Net loss	—	—	—	—	(74,879)	—	(74,879)
Other comprehensive income, net of tax	—	—	—	—	—	1,048	1,048
Stock options exercised	167,523	1	—	3,083	—	—	3,084
Stock repurchased related to the exercise of stock options	(137,194)	(1)	—	(4,209)	—	—	(4,210)
Stock awards vested	101,721	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	3,495	—	—	3,495
Excess tax benefits from share-based compensation	—	—	—	626	—	—	626
Balance at December 31, 2015	11,084,318	$111	$—	$75,200	$116,026	$(5,603)	$185,734
Net income	—	—	—	—	25,261	—	25,261
Other comprehensive income, net of tax	—	—	—	—	—	(476)	(476)
Stock options exercised	132,325	1	—	2,121	—	—	2,122
Stock repurchased related to the exercise of stock options	(151,916)	(1)	—	(3,464)	—	—	(3,465)
Stock awards vested	129,086	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	3,007	—	—	3,007
Tax shortfall from share-based compensation	—	—	—	(80)	—	—	(80)
Balance at December 31, 2016	11,193,813	$112	$—	$76,783	$141,287	$(6,079)	$212,103
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net Income (Loss)	$25,261	$(74,879)	$19,867
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and amortization	22,860	26,846	29,024
Gain on divestitures, net	(17,604)	—	—
Goodwill impairment	—	57,243	—
Intangible asset impairment	—	32,937	—
Stock-based compensation expense	3,007	3,495	3,725
Deferred income taxes	3,519	(29,110)	345
Excess tax benefits from stock-based compensation	(248)	(626)	(140)
Provision for (recovery of) doubtful accounts	112	132	(237)
Noncash loss on extinguishment of debt	—	4,970	—
Other	(7,204)	5,628	(5,713)
Changes in Assets and Liabilities:
Accounts receivable	3,220	4,444	1,086
Inventories	(5,182)	20,985	(2,335)
Production cost of contracts	(1,536)	330	(3,513)
Other assets	2,974	5,884	4,800
Accounts payable	15,055	(13,978)	410
Accrued and other liabilities	(966)	(20,623)	6,103
Net Cash Provided by Operating Activities	43,268	23,678	53,422
Cash Flows from Investing Activities
Purchases of property and equipment	(17,001)	(15,891)	(18,096)
Proceeds from sale of assets	16	904	91
Insurance recoveries related to property and equipment	—	1,510	2,550
Proceeds from divestitures	51,893	—	—
Net Cash Provided by (Used in) Investing Activities	34,908	(13,477)	(15,455)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	71,800	65,000	—
Repayment of senior secured revolving credit facility	(71,800)	(65,000)	(42,650)
Borrowings from term loan	—	275,000	—
Repayments of senior unsecured notes and term loans	(75,000)	(320,000)	—
Repayments of other debt	(23)	(26)	—
Debt issuance costs	—	(4,848)	—
Excess tax benefits from stock-based compensation	248	626	140
Net (cash paid) proceeds from issuance of common stock under stock plans	(1,423)	(1,126)	1,356
Net Cash Used in Financing Activities	(76,198)	(50,374)	(41,154)
Net Increase (Decrease) in Cash and Cash Equivalents	1,978	(40,173)	(3,187)
Cash and Cash Equivalents at Beginning of Year	5,454	45,627	48,814
Cash and Cash Equivalents at End of Year	$7,432	$5,454	$45,627
Supplemental Disclosures of Cash Flow Information
Interest paid	$6,877	$26,501	$25,105
Taxes paid	$9,778	$1,150	$3,476
Non-cash activities:
Purchases of property and equipment not yet paid	$3,241	$1,549	$1,458
See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Description of Business
We are a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace, defense, industrial, medical, and other industries. Our subsidiaries are organized into two primary businesses: Electronic Systems segment and Structural Systems segment, each of which is a reportable operating segment. Electronic Systems designs, engineers and manufactures high-reliability products used in worldwide technology-driven markets including aerospace, defense, industrial, medical, and other end-use markets. Electronic Systems’ product offerings range from prototype development to complex assemblies. Structural Systems designs, engineers and manufactures large, complex contoured aerospace structural components and assemblies and supplies composite and metal bonded structures and assemblies. Structural Systems’ products are used on commercial aircraft, military fixed-wing aircraft and military and commercial rotary-wing aircraft. All reportable operating segments follow the same accounting principles.
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
Revision of 2015 Financial Statements
During the fourth quarter of 2016, we determined that we improperly calculated the tax impact of the goodwill impairment charge recorded in the fourth quarter of 2015. As a result, $1.6 million was incorrectly recorded as a deferred tax asset as of December 31, 2015, however, this amount should have decreased our income tax benefit for the year ended December 31, 2015. Therefore, we have revised our December 31, 2015 consolidated balance sheet to increase non-current deferred tax liabilities by $1.6 million and revised our consolidated statement of operations for the year ended December 31, 2015 to increase our net loss by $1.6 million. We have also revised all related footnote disclosures in these consolidated financial statements to correct this error. This error had no effect on net cash provided by operating activities on our consolidated cash flow statement for the year ended December 31, 2015. We assessed the materiality of this error and do not believe it is material to any prior interim or annual periods.

Fair Value
We measure certain assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. See Note 3 for further information.
Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less.These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of December 31, 2016 and December 31, 2015, all of our derivative instruments were designated as cash flow hedges.
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
Inventories
Inventories are stated at the lower of cost or market with cost being determined using a moving average cost basis for raw materials and actual cost for work-in-process and finished goods, with units being relieved from inventory and charged to cost of sales on a first-in, first-out basis. Market value for raw materials is based on replacement cost and for other inventory classifications it is based on net realizable value. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) incurred. Costs under long-term contracts are accumulated into, and removed from, inventory on the same basis as other contracts. We assess the inventory carrying value and record write-downs, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. We maintain a reserve for excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.
We net progress payments from customers related to inventory purchases against inventories in the consolidated balance sheets.
Production Cost of Contracts
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of goods sold using the units of delivery method. We review long-lived assets within production costs of contracts for impairment on an annual basis (which we perform during the fourth quarter) or when events or changes in circumstances indicate that the carrying value of our long-lived assets may not be recoverable. An impairment charge is recognized when the carrying value of an asset exceeds the projected undiscounted future cash flows expected from its use and disposal. As of December 31, 2016 and 2015, production costs of contracts were $11.3 million and $10.3 million, respectively.

Assets Held For Sale
In the fourth quarter of 2015, we made the decision to sell our Huntsville, Alabama and Iuka, Mississippi (collectively, “Miltec”) operations and our Pittsburgh, Pennsylvania operation, both of which are part of our Electronic Systems operating segment, and as a result, we met the criteria for assets held for sale. However, the proposed sale of these two operations did not represent a strategic shift in our business and thus, were included in the ongoing operating results in the consolidated statements of operations for all periods presented.
On January 22, 2016, we entered into an agreement, and completed the sale on the same date, to sell our operation located in Pittsburgh, Pennsylvania for a final sales price of $38.6 million in cash. We divested this facility as part of our overall strategy to streamline operations, which includes consolidating our footprint. Net assets sold were $24.0 million, net liabilities sold were $4.0 million, and direct transaction costs incurred were $0.3 million, resulting in a gain on divestiture of $18.3 million.
In February 2016, we entered into an agreement to sell our Miltec operation for a final sales price of $13.3 million, in cash. We divested this facility as part of our overall strategy to streamline operations, which includes consolidating our footprint. We completed the sale on March 25, 2016. Net assets sold were $15.4 million, net liabilities sold were $2.7 million, and direct transaction costs incurred were $1.3 million, resulting in a loss on divestiture of $0.7 million.
The carrying values of the major classes of assets and liabilities related to these assets held for sale were as follows:

	(In thousands)
	December 31, 2016	December 31, 2015
Assets
Accounts receivable (less allowance for doubtful accounts of zero and $24 at December 31, 2016 and December 31, 2015, respectively)	$—	$9,395
Inventory	—	6,453
Deferred income taxes	—	1,246
Other current assets	—	3,315
Total current assets	—	20,409
Property and equipment, net of accumulated depreciation of zero and $8,509 at December 31, 2016 and December 31, 2015, respectively	—	1,941
Goodwill	—	17,772
Other Intangible Assets	—	1,514
	$—	$41,636
Liabilities
Accounts payable	$—	$4,836
Accrued liabilities	—	1,944
	$—	$6,780
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
Goodwill and Indefinite-Lived Intangible Asset
Goodwill is tested for impairment utilizing a two-step method. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows and market valuation approaches considering comparable Company revenue and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) multiples. If the carrying value of the reporting unit exceeds its fair value, we then perform the second step of the impairment test to measure the amount of the goodwill impairment loss, if any. The second step requires fair valuation of all the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. This residual fair value of goodwill is then compared to the carrying value of goodwill to determine impairment. An impairment charge will be recognized equal to the excess of the carrying value of goodwill over the implied fair value of goodwill.

In 2015, as a result of the annual goodwill impairment test, we recorded $57.2 million of goodwill impairment to the Structural Systems operating segment reducing the goodwill carrying value to zero as of December 31, 2015. See Note 7 for further information.
We review our indefinite-lived intangible asset for impairment on an annual basis or when events or changes in circumstances indicate that the carrying value of our intangible asset may not be recoverable. We may first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Impairment indicators include, but are not limited to, cost factors, financial performance, adverse legal or regulatory developments, industry and market conditions and general economic conditions. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, we would recognize an impairment loss in the amount of such excess. In performing our annual impairment test in the fourth quarter of 2015, we concluded the fair value of the indefinite-lived trade name to be zero as a result of divesting businesses in Electronic Systems and our discontinuation of the use of the trade name. Thus, we recorded a $32.9 million of trade name impairment to the Electronic Systems trade name carrying value to decrease its trade name carrying value to zero as of December 31, 2015. See Note 7 for further information.
Other Intangible Assets
We amortize purchased other intangible assets with finite lives over the estimated economic lives of the assets, ranging from fourteen to eighteen years generally using the straight-line method. The value of other intangibles acquired through business combinations has been estimated using present value techniques which involve estimates of future cash flows. We evaluate other intangible assets for recoverability considering undiscounted cash flows, when significant changes in conditions occur, and recognize impairment losses, if any, based upon the estimated fair value of the assets.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, as reflected in the consolidated balance sheets under the equity section, was composed of cumulative pension and retirement liability adjustments, net of tax, and change in net unrealized gains and losses on cash flow hedges, net of tax.
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
In 2015, we recorded a charge in Structural Systems related to estimated cost overruns as a result of a change in the contract requirements for the remaining contractual period for a regional jet program of $10.0 million. This amount was recorded as part of cost of goods sold in our results of operations and increased accrued liabilities by $7.6 million and other long-term liabilities by $2.4 million.

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
Tax positions taken or expected to be taken in a tax return are recognized when it is more-likely-than-not, based on technical merits, to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement, including resolution of related appeals and/or litigation process, if any.
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
Accounting for Stock-Based Compensation
We measure and recognize compensation expense for share-based payment transactions to our employees and non-employees at their estimated fair value. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award). The fair value of stock options are determined using the Black-Scholes-Merton (“Black-Scholes”) valuation model, which requires assumptions and judgments regarding stock price volatility, risk-free interest rates, and expected options terms. Management’s estimates could differ from actual results. The fair value of unvested stock awards is determined based on the closing price of the underlying common stock on the date of grant.
Earnings (Loss) Per Share
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
The net earnings (loss) and weighted-average number of common shares outstanding used to compute earnings (loss) per share were as follows:

	(In thousands, except per share data) Years Ended December 31,
	2016	2015	2014
Net income (loss)	$25,261	$(74,879)	$19,867
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,151	11,047	10,897
Dilutive potential common shares	148	—	229
Diluted weighted-average common shares outstanding	11,299	11,047	11,126
Earnings (loss) per share
Basic	$2.27	$(6.78)	$1.82
Diluted	$2.24	$(6.78)	$1.79

Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Years Ended December 31,
	2016	2015	2014
Stock options and stock units	553	778	218
Recent Accounting Pronouncements

New Accounting Guidance Adopted in 2016
In August 2015, the FASB issued ASU 2015-15, “Imputation of Interest (Subtopic 835-30)” (“ASU 2015-15”), which provides guidance on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Other guidance does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Thus, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance was effective for us beginning January 1, 2016. We did not have debt issuance costs associated with line-of-credit arrangements and thus, the adoption of this new guidance did not have a significant impact on our consolidated financial statements.
In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”), which covers a wide range of Topics in the Codification. The amendments in ASU 2015-10 represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The amendments in this new guidance that require transition guidance were effective for us beginning January 1, 2016. The adoption of this standard did not have a significant impact on our consolidated financial statements.
In June 2015, the FASB issued ASU 2015-7, “Fair Value Measurement (820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-7”), which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. The amendments in ASU 2015-7 remove the requirement to categorize investments for which fair values are measured using the net asset value per share practical expedient. It also limits disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. The new guidance was effective for us beginning January 1, 2016.. As a result of the adoption of this new guidance, we are disclosing certain investments using the net asset value per share of the investment and prior amounts have been reclassified to conform to current year presentation. See Note 12.
In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), which provides guidance on fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance was effective for us beginning January 1, 2016. The adoption of this standard did not have a significant impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of those costs is reported as interest expense. The new guidance was effective for us beginning January 1, 2016. As a result of the adoption of this new guidance, we reclassed $3.1 million of debt issuance costs against $170.0 million of total debt as of December 31, 2016 and prior period amounts have been reclassified to conform to current year presentation. See Note 9.
In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)” (“ASU 2015-01”), which eliminates from U.S. GAAP the concept of extraordinary items. Current guidance requires separate classification, presentation, and disclosure of extraordinary events and transactions. In addition, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. The new guidance was effective for us beginning January 1, 2016. The adoption of this standard did not have a significant impact on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which defines management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern. ASU 2014-15 also provide principles and definitions that are intended to reduce diversity in the timing and content of disclosures in the financial statement footnotes. The new guidance was effective for us for our annual year ending December 31, 2016, and interim periods beginning January 1, 2017. The adoption of this standard did not have a significant impact on our consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Thus, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance was effective for us beginning January 1, 2016. The adoption of this standard did not have a significant impact on our consolidated financial statements.
Recently Issued Accounting Standards
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which simplifies the subsequent measurement of goodwill, the amendments eliminate Step Two from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step Two of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the impact of this standard.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. We are evaluating the impact of this standard.
In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which cover a variety of Topics in the Codification related to the new revenue recognition standard (ASU 2014-09). The amendments in ASU 2016-20 represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. We are evaluating the impact of this standard.
In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements” (“2016-19”), which cover a variety of Topics in the Codification. The amendments in ASU 2016-19 represent changes to make corrections or improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The new guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods, which will be our interim period beginning January 1, 2017. We are evaluating the impact of this standard and currently do not anticipate it will have a significant impact on our consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to present right-of-use assets and lease liabilities on the balance sheet. Lessees are required to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2019. We are evaluating the impact of this standard and currently anticipate it will impact our consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. It requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. Thus, it depicts the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. Companies have the option of applying the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)” (“ASU 2015-14”), which defer the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance is effective for us beginning January 1, 2018 and will provide us additional time to evaluate the method and impact that ASU 2014-09 will have on our consolidated financial statements. We are evaluating the impact of this standard, and with the percentage of completion, unit of delivery method of recognizing revenue being eliminated under ASU 2014-09, we currently anticipate our revenue, cost of sales, and related items on our consolidated financial statements will be impacted.

Note 2. Restructuring Activities
Summary of 2015 Restructuring Plans
In September 2015, management approved and commenced implementation of several restructuring actions, including organizational re-alignment, consolidation and relocation of the New York facilities that was completed in December 2015, closure of the Houston facility that was completed in December 2015, and closure of the St. Louis facility that was completed in April 2016, all of which are part of our overall strategy to streamline operations. We have recorded cumulative expenses of $2.2 million for severance and benefits and loss on early exit from leases, all of which were charged to selling, general and administrative expenses in 2015. We do not expect to record additional expenses related to these restructuring plans.
As of December 31, 2016, we have accrued $0.6 million for loss on early exit from lease in the Structural Systems segment.
Summary of 2016 Restructuring Plan
In May 2016, management approved and commenced implementation of the closure of one of our Tulsa facilities that was completed in June 2016, and is part of our overall strategy to streamline operations. We have recorded cumulative expenses of $0.2 million for severance and benefits and loss on early exit from a lease, all of which were charged to selling, general and administrative expenses in 2016. We do not expect to record additional expenses related to this restructuring plan.
As of December 31, 2016, we have accrued $0.1 million for loss on early exit from lease in the Electronic Systems segment.
Our restructuring activities for 2016 and 2015 were as follows (in thousands):

	December 31, 2015	2016			December 31, 2016
	Balance	Charges	Cash Payments	Change in Estimates	Balance
Severance and benefits	$722	$49	$(779)	$8	$—
Lease termination	1,181	133	(674)	14	654
Ending balance	$1,903	$182	$(1,453)	$22	$654

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
Our financial instruments consist primarily of cash and cash equivalents and interest rate cap derivatives designated as cash flow hedging instruments. Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of December 31, 2016				As of December 31, 2015
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Money market funds(1)	$3,751	$—	$—	$3,751	$4,587	$—	$—	$4,587
Interest rate cap hedges(2)	—	553	—	553	—	963	—	963
Total Assets	$3,751	$553	$—	$4,304	$4,587	$963	$—	$5,550
(1) Included as cash and cash equivalents.
(2) Interest rate cap hedge premium included as other current assets and other assets.
The fair value of the interest rate cap hedge agreements is determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement.

There were no transfers between Level 1, Level 2, or Level 3 financial instruments in either 2016 or 2015.

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
Our interest rate cap hedges were designated as cash flow hedges and deemed highly effective at the inception of the hedges. These interest rate cap hedges mature concurrently with the term loan in June 2020. In 2016, the interest rate cap hedges continued to be highly effective and $0.3 million, net of tax, was recognized in other comprehensive income. No amount was recorded in the consolidated statements of operations in 2016. See Note 9.
The recorded fair value of the derivative financial instruments in the consolidated balance sheets were as follows:

	(In thousands) December 31, 2016		(In thousands) December 31, 2015
	Other Current Assets	Other Long Term Assets	Other Current Assets	Other Long Term Assets
Derivatives Designated as Hedging Instruments
Cash Flow Hedges:
Interest rate cap premiums	$—	$553	$1	$962

Total Derivatives	$—	$553	$1	$962

Note 5. Inventories
Inventories consisted of the following:

	(In thousands) December 31,
	2016	2015
Raw materials and supplies	$64,650	$61,840
Work in process	56,806	49,299
Finished goods	9,180	10,073
	130,636	121,212
Less progress payments	10,740	5,808
Total	$119,896	$115,404
We net progress payments from customers related to inventory purchases against inventories on the consolidated balance sheets.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following:

	(In thousands) December 31,		Range of Estimated
	2016	2015	Useful Lives
Land	$15,662	$15,454
Buildings and improvements	49,870	44,313	5 - 40 Years
Machinery and equipment	137,555	127,934	2 - 20 Years
Furniture and equipment	21,749	24,187	2 - 10 Years
Construction in progress	12,238	13,196
	237,074	225,084
Less accumulated depreciation	135,484	128,533
Total	$101,590	$96,551
Depreciation expense was $13.3 million, $15.7 million and $15.3 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 7. Goodwill and Other Intangible Assets
Goodwill
The carrying amounts of goodwill, by operating segment, for the years ended December 31, 2016 and 2015 were as follows:

	(In thousands)
	Structural Systems	Electronic Systems	Consolidated Ducommun
Gross goodwill	$57,243	$182,048	$239,291
Accumulated goodwill impairment	(57,243)	(81,722)	(138,965)
Transfer to assets held for sale	—	(17,772)	(17,772)
Balance at December 31, 2015	$—	$82,554	$82,554
Balance at December 31, 2016	$—	$82,554	$82,554

We perform our annual goodwill impairment test during the fourth quarter each year. In the fourth quarter of 2016, the carrying amount of goodwill at the date of the most recent annual impairment test was $82.6 million, all of which was in our Electronic Systems operating segment. In performing our annual goodwill impairment test in the fourth quarter of 2016, the fair value of our Electronic Systems internal reporting unit exceeding its carrying value by 32% and thus, not deemed impaired.

In the fourth quarter of 2015, we met the criteria for assets held for sale for our Pittsburgh, Pennsylvania (“Pittsburgh”) operation and Miltec (“Miltec”) operation (both are part of our Electronic Systems operating segment). Assets held for sale, other than goodwill, is tested for impairment prior to the testing of goodwill for impairment. No impairment was noted of these assets held for sale. Our Pittsburgh operation and Miltec operation were sold in January 2016 and March 2016, respectively. As of the date of the 2015 annual goodwill impairment test, the fair value of the Electronic Systems and Miltec internal reporting units exceeded their carrying values by 42% and 18%, respectively, and thus, not deemed impaired. However, the fair value of the Structural Systems reporting unit was less than the carrying value as a result of the lowered revenue outlook in our military and space end-use markets due to the decrease in U.S. government defense spending. As a result, the second step (“Step Two”) of the goodwill impairment test was performed for the Structural Systems reporting unit. The implied fair value of goodwill was determined by allocating the fair value of the tangible and intangible assets and liabilities in a manner similar to a purchase price allocation. As a result of this analysis, we recorded $57.2 million of goodwill impairment thereby reducing the Structural Systems operating segment’s its goodwill carrying value to zero as of December 31, 2015.
In the fourth quarter of 2015, the carrying value of the trade-name indefinite-lived intangible asset at the date of the impairment test was approximately $32.9 million. In performing our annual impairment test in the fourth quarter of 2015, we concluded the fair value of the indefinite-lived trade name to be zero as a result of divesting businesses in Electronic Systems and our discontinuation of the use of the trade name. Thus, we recorded an impairment of approximate $32.9 million, which was the remaining carrying value of the trade name.
Other Intangible Assets
Other intangible assets are related to acquisitions and recorded at fair value at the time of the acquisition. Other intangible assets with finite lives are generally amortized on the straight-line method over periods ranging from fourteen to eighteen years. Intangible assets are as follows:

		(In thousands)
		December 31, 2016			December 31, 2015
	Wtd. Avg Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived assets
Customer relationships	18	$159,200	$58,352	$100,848	$159,200	$49,463	$109,737
Contract renewal	14	1,845	1,362	483	1,845	1,230	615
Technology	15	400	158	242	400	131	269
Total		$161,445	$59,872	$101,573	$161,445	$50,824	$110,621
The carrying amount of other intangible assets by operating segment as of December 31, 2016 and 2015 was as follows:

	(In thousands)
	December 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
Other intangible assets
Structural Systems	$19,300	$15,555	$3,745	$19,300	$14,433	$4,867
Electronic Systems	142,145	44,317	97,828	142,145	36,391	105,754
Total	$161,445	$59,872	$101,573	$161,445	$50,824	$110,621
Amortization expense of other intangible assets was $9.0 million, $10.0 million and $10.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Future amortization expense by operating segment is expected to be as follows:

	(In thousands)
	Structural Systems	Electronic Systems	Consolidated Ducommun
2017	$907	$7,927	$8,834
2018	737	7,927	8,664
2019	591	7,926	8,517
2020	490	7,883	8,373
2021	381	7,794	8,175
Thereafter	639	58,371	59,010
	$3,745	$97,828	$101,573

Note 8. Accrued Liabilities
The components of accrued liabilities consisted of the following:

	(In thousands) December 31,
	2016	2015
Accrued compensation	$15,455	$13,521
Accrued income tax and sales tax	332	1,513
Customer deposits	3,204	1,758
Interest payable	273	58
Provision for forward loss reserves	4,780	11,925
Other	5,235	7,683
Total	$29,279	$36,458

Note 9. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands) December 31,
	2016	2015
Term loan	$170,000	$245,000
Other debt (fixed 5.41%)	3	26
Total debt	170,003	245,026
Less current portion	3	26
Total long-term debt	170,000	245,000
Less debt issuance costs	3,104	4,339
Total long-term debt, net of debt issuance costs	$166,896	$240,661
Weighted-average interest rate	3.25%	3.07%

Future long-term debt payments at December 31, 2016 were as follows:

(In thousands)
2017	$3
2018	—
2019	—
2020	170,000
2021	—
Total	$170,003
In June 2015, we completed a new credit facility to replace the Existing Credit Facilities. The new credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“Term Loan”), and a $200.0 million senior secured revolving credit facility (“Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “Credit Facilities”). The Credit Facilities bear interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio. The undrawn portions of the commitments of the Credit Facilities are subject to a commitment fee ranging from 0.175% to 0.300%, based upon the consolidated total net adjusted leverage ratio.
Further, we are required to make mandatory prepayments of amounts outstanding under the Term Loan. The mandatory prepayments will be made quarterly, equal to 5.0% per year of the original aggregate principal amount during the first two years and increase to 7.5% per year during the third year, and increase to 10.0% per year during the fourth year and fifth years, with the remaining balance payable on June 26, 2020. The loans under the Revolving Credit Facility are due on June 26, 2020. As of December 31, 2016, we were in compliance with all covenants required under the Credit Facilities.
We have been making voluntary principal prepayments on a quarterly basis on our senior secured term loan and in conjunction with the closing of the Credit Facilities in June 2015, we drew down $65.0 million on the Revolving Credit Facility and used those proceeds along with current cash on hand to extinguish the existing senior secured term loan of $80.0 million. We expensed the unamortized debt issuance costs related to the existing senior secured term loan of $2.8 million as part of extinguishing the existing senior secured term loan during 2015. We also incurred $4.8 million of debt issuance costs related to the Credit Facilities and those costs are capitalized and being amortized over the five year life of the Credit Facilities.
In addition, we retired all of the $200.0 million senior unsecured notes (“Existing Notes”) in July 2015. We drew down on the Term Loan in the amount of $275.0 million. Along with the call notice amount and paying the call premium of $9.8 million, we also paid down the $65.0 million drawn on the Revolving Credit Facility in June 2015. We expensed the call premium of $9.8 million and debt issuance costs related to the Existing Notes of $2.1 million upon extinguishing the Existing Notes during 2015.
We made voluntary principal prepayments of $75.0 million under the Term Loan during 2016.
As of December 31, 2016, we had $199.0 million of unused borrowing capacity under the Revolving Credit Facility, after deducting $1.0 million for standby letters of credit.
The Existing Notes were issued by us (“Parent Company”) and guaranteed by all of our subsidiaries, other than one subsidiary that was considered minor (“Subsidiary Guarantors”). The Subsidiary Guarantors jointly and severally guarantee the Existing Notes and Credit Facilities. The Parent Company has no independent assets or operations and therefore, no consolidating financial information for the Parent Company and its subsidiaries are presented.
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with the interest rate cap hedges. See Note 4 for further information.
In December 2016, we entered into an agreement to purchase $9.9 million of industrial revenue bonds (“IRBs”) issued by the city of Parsons, Kansas (“Parsons”) and concurrently, sold $9.9 million of property and equipment (“Property”) to Parsons as well as entered into a lease agreement to lease the Property from Parsons (“Lease”) with lease payments totaling $9.9 million over the lease term. The sale of the Property and concurrent lease back of the Property did not meet the sale-leaseback accounting requirements as a result of our continuous involvement with the Property and thus, the $9.9 million in cash received from Parsons was not recorded as a sale but as a financing obligation. Further, the Lease included a right of offset and thus, the financing obligation of $9.9 million was offset against the $9.9 million of IRBs assets and presented net on the consolidated balance sheets with no impact to the consolidated statements of operations or consolidated cash flow statements.

Note 10. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At December 31, 2016 and 2015, no preferred shares were issued or outstanding.

Note 11. Stock-Based Compensation
Stock Incentive Compensation Plans
We have two stock incentive plans: the 2007 Stock Incentive Plan (the “2007 Plan”), as amended effective March 20, 2007, and the 2013 Stock Incentive Plan (the “2013 Plan”), collectively referred to as (the “Stock Incentive Plans”). The Stock Incentive Plans permit awards of stock options, restricted stock units, performance stock units and other stock-based awards to our officers, key employees and non-employee directors on terms determined by the Compensation Committee of the Board of Directors (the “Committee”). The aggregate number of shares available for issuance under the 2007 Plan and 2013 Plan is 1,200,000 and 1,040,000, respectively. Under the 2007 Plan, no more than an aggregate of 400,000 shares are available for issue of stock-based awards other than stock options and stock appreciation rights. As of December 31, 2016, shares available for future grant under the 2007 Plan and 2013 Plan are 78,417 and 320,172, respectively. Prior the adoption of the 2007 Plan, we granted stock-based awards to purchase shares of our common stock to officers, key employees and non-employee directors under certain predecessor plans. No further awards can be granted under these predecessor plans.
Stock Options

In the years ended December 31, 2016, 2015, and 2014, we granted stock options to our officers, key employees and non-employee directors of 123,500, 73,000, and 71,000, respectively, with weighted-average grant date fair values of $6.53, $10.63, and $12.62, respectively. Stock options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire not more than seven years from the date of grant. The stock options typically vest over a period of four years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. If an employee terminates employment, the non-vested portion of the stock options will not vest and all rights to the non-vested portion will terminate completely.

Stock option activity for the year ended December 31, 2016 were as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	483,491	$20.08
Granted	123,500	$15.92
Exercised	(132,325)	$16.04
Expired	(19,516)	$22.66
Forfeited	(15,600)	$18.54
Outstanding at December 31, 2016	439,550	$20.07	4.4	$2,414
Exerciseable at December 31, 2016	214,375	$20.24	3.3	$1,141

Changes in nonvested stock options for the year ended December 31, 2016 were as follows:

	Number of Stock Options	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2016	231,600	$10.03
Granted	123,500	$6.53
Vested	(114,325)	$7.95
Forfeited	(15,600)	$8.08
Nonvested at December 31, 2016	225,175	$8.77
The aggregate intrinsic value of stock options represents the amount by which the market price of our common stock exceeds the exercise price of the stock option. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2016, 2015 and 2014 was $1.3 million, $2.3 million, and $1.0 million, respectively. Cash received from stock options exercised for the years ended December 31, 2016, 2015 and 2014 was $2.1 million, $3.1 million, and $2.3 million, respectively, with related tax benefits of $0.5 million, $0.9 million, and $0.4 million, respectively. The total amount of stock options vested and expected to vest in the future is 439,550 shares with a weighted-average exercise price of $20.07 and an aggregate intrinsic value of $2.4 million. These stock options have a weighted-average remaining contractual term of 4.4 years.
The share-based compensation cost expensed for stock options for the years ended December 31, 2016, 2015, and 2014 (before tax benefits) was $0.8 million, $1.2 million, and $1.5 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2016, total unrecognized compensation cost (before tax benefits) related to stock options of $1.3 million is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of stock options vested during the years ended December 31, 2016, 2015, and 2014 was $0.9 million, $1.3 million, and $1.3 million, respectively.
We apply fair value accounting for stock-based compensation based on the grant date fair value estimated using a Black-Scholes-Merton (“Black-Scholes”) valuation model. The assumptions used to compute the fair value of stock option grants under the Stock Incentive Plans for years ended December 31, 2016, 2015, and 2014 were as follows:

	Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.20%	1.13%	1.67%
Expected volatility	51.79%	53.72%	55.27%
Expected dividends	—	—	—
Expected term (in months)	48	47	66
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
Restricted Stock Units
We granted restricted stock units (“RSUs”) to certain officers, key employees and non-employee directors of 139,450, 108,500, and 86,300 RSUs during the years ended December 31, 2016, 2015, and 2014, respectively, with weighted-average grant date fair values (equal to the fair market value of our stock on the date of grant) of $15.97, $25.15, and $24.74 per share, respectively. RSUs represent a right to receive a share of stock at future vesting dates with no cash payment required from the holder. The RSUs have a three year vesting term of 33%, 33% and 34% on the first, second and third anniversaries of the date of grant, respectively. If an employee terminates employment, their non-vested portion of the RSUs will not vest and all rights to the non-vested portion will terminate.

Restricted stock unit activity for the year ended December 31, 2016 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2016	155,191	$24.24
Granted	139,450	15.97
Vested	(84,107)	23.34
Forfeited	(17,152)	21.76
Outstanding at December 31, 2016	193,382	$18.88
The share-based compensation cost expensed for RSUs for the years ended December 31, 2016, 2015, and 2014 (before tax benefits) was $1.8 million, $1.8 million, and $1.3 million respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2016, total unrecognized compensation cost (before tax benefits) related to RSUs of $2.2 million is expected to be recognized over a weighted average period of 1.7 years. The total fair value of RSUs vested for the years ended December 31, 2016, 2015, and 2014 was $1.3 million, $1.8 million, and $1.3 million, respectively. The tax benefit realized from vested RSUs for the years ended December 31, 2016, 2015, and 2014 was $0.7 million, $0.7 million, and $0.5 million, respectively.
Performance Stock Units
We granted performance stock awards (“PSUs”) to certain key employees of 62,500, 64,000, and 67,500 PSUs during the years ended December 31, 2016, 2015, and 2014, respectively, with weighted-average grant date fair values of $15.92, $25.51, and $24.90 per share, respectively. PSU awards are subject to the attainment of performance goals established by the Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals are based on a pre-established objective formula that specifies the manner of determining the number of performance stock awards that will be granted if performance goals are attained. If an employee terminates employment, their non-vested portion of the PSUs will not vest and all rights to the non-vested portion will terminate.

Performance stock activity for the year ended December 31, 2016 was as follows:

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2016	133,497	$22.86
Granted	62,500	15.92
Vested	(44,979)	18.36
Forfeited	(29,381)	25.22
Outstanding at December 31, 2016	121,637	$20.39
The share-based compensation cost expensed for PSUs for the years ended December 31, 2016, 2015, and 2014 (before tax benefits) was $0.4 million, $0.5 million and $1.0 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2016, total unrecognized compensation cost (before tax benefits) related to PSUs of $1.1 million is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of PSUs vested during the years ended December 31, 2016, 2015, and 2014, was $1.1 million, $0.9 million, and zero, respectively. The tax benefit realized from PSUs for the years ended December 31, 2016, 2015, and 2014 were $0.2 million, 0.3 million, and zero, respectively.

Note 12. Employee Benefit Plans
Supplemental Retirement Plans
We have three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers certain current and retired employees and further employee contributions to this plan were suspended on August 5, 2011. The liability for the third plan and interest thereon is included in accrued employee compensation and long-

term liabilities and was $0.6 million and $0.8 million, respectively, at December 31, 2016 and $0.5 million and $1.7 million, respectively, at December 31, 2015. The accumulated benefit obligations of the first two plans at December 31, 2016 and December 31, 2015 were $1.1 million and $0.9 million, respectively, and are included in accrued liabilities.
Defined Contribution 401(K) Plans
We sponsor a 401(k) defined contribution plan for all our employees. The plan allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan, we generally provide a match equal to 50% of the employee’s contributions up to the first 6% of compensation, except for union employees who are not eligible to receive the match. Our provision for matching and profit sharing contributions for the three years ended December 31, 2016, 2015, and 2014 was $2.7 million, $3.2 million, and $3.3 million, respectively.
Other Plans
We have a defined benefit pension plan covering certain hourly employees of a subsidiary (the “Pension Plan”). Pension Plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the Pension Plan are composed primarily of fixed income and equity securities. We also have a retirement plan covering certain current and retired employees (the “LaBarge Retirement Plan”).
The components of net periodic pension cost for both plans are as follows:

	(In thousands) Years Ended December 31,
	2016	2015	2014
Service cost	$531	$785	$693
Interest cost	1,367	1,350	1,278
Expected return on plan assets	(1,482)	(1,495)	(1,400)
Amortization of actuarial losses	762	887	419
Net periodic pension cost	$1,178	$1,527	$990
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for 2016 were as follows:

(In thousands) Year Ended December 31,
2016
Amortization of actuarial loss - total before tax (1)	$762
Tax benefit	(283)
Net of tax	$479

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

The estimated net actuarial loss for both plans that will be amortized from accumulated other comprehensive loss into net periodic cost during 2017 is $0.8 million.

The obligations, fair value of plan assets, and funded status of both plans are as follows:

	(In thousands) December 31,
	2016	2015
Change in benefit obligation(1)
Beginning benefit obligation (January 1)	$31,510	$33,299
Service cost	531	785
Interest cost	1,367	1,350
Actuarial loss (gain)	1,132	(2,599)
Benefits paid	(1,386)	(1,325)
Ending benefit obligation (December 31)	$33,154	$31,510
Change in plan assets
Beginning fair value of plan assets (January 1)	$19,933	$19,725
Return on assets	1,551	(296)
Employer contribution	1,917	1,829
Benefits paid	(1,386)	(1,325)
Ending fair value of plan assets (December 31)	$22,015	$19,933
Funded status (underfunded)	$(11,139)	$(11,577)
Amounts recognized in the consolidated balance sheet
Current liabilities	$545	$527
Non-current liabilities	$10,595	$11,050
Unrecognized loss included in accumulated other comprehensive loss
Beginning unrecognized loss, before tax (January 1)	$8,919	$10,614
Amortization	(762)	(887)
Liability (gain) loss	1,132	(2,599)
Asset (loss) gain	(69)	1,791
Ending unrecognized loss, before tax (December 31)	9,220	8,919
Tax impact	(3,425)	(3,316)
Unrecognized loss included in accumulated other comprehensive loss, net of tax	$5,795	$5,603

(1)	Projected benefit obligation equals the accumulated benefit obligation for the plans.
On December 31, 2016, our annual measurement date, the accumulated benefit obligation exceeded the fair value of the plans assets by $11.1 million. Such excess is referred to as an unfunded accumulated benefit obligation. We recorded unrecognized loss included in accumulated other comprehensive loss, net of tax at December 31, 2016 and 2015 of $5.8 million and $5.6 million, respectively, which decreased shareholders’ equity. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be decreased or be eliminated if either interest rates increase or market performance and plan returns improve which will cause the Pension Plan to return to fully funded status.
Our Pension Plan asset allocations at December 31, 2016 and 2015, by asset category, were as follows:

	December 31,
	2016	2015
Equity securities	65%	74%
Cash and equivalents	2%	6%
Debt securities	33%	20%
Total(1)	100%	100%

(1)	Our overall investment strategy is to achieve an asset allocation within the following ranges to achieve an appropriate rate of return relative to risk.

Cash	0-5%
Fixed income securities	0-25%
Equities	25-95%
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

	(In thousands) Year Ended December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$366	$—	$—	$366
Fixed income securities	3,468	—	—	3,468
Equities(1)	1,611	—	—	1,611
Other investments	760	—	—	760
Total plan assets at fair value	$6,205	$—	$—	6,205
Pooled funds				15,810
Total fair value of plan assets				$22,015

	(In thousands) Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,149	$—	$—	$1,149
Fixed income securities	3,986	—	—	3,986
Equities(1)	9,468	—	—	9,468
Other investments	—	—	—	—
Total plan assets at fair value	$14,603	$—	$—	14,603
Pooled funds				5,330
Total fair value of plan assets				$19,933

(1)
Represents mutual funds and commingled accounts which invest primarily in equities, but may also hold fixed income securities, cash and other investments. Commingled funds with publicly quoted prices and actively traded are classified as Level 1 investments.

Pooled funds are measured using the net asset value (“NAV”) as a practical expedient for fair value as permissible under the accounting standard for fair value measurements and have not been categorized in the fair value hierarchy in accordance with ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” Pooled fund NAVs are provided by the trustee and are determined by reference to the fair value of the underlying securities of the trust, less its liabilities, which are valued primarily through the use of directly or indirectly observable inputs. Depending on the pooled fund, underlying securities may include marketable equity securities or fixed income securities.
The assumptions used to determine the benefit obligations and expense for our two plans are presented in the tables below. The expected long-term return on assets, noted below, represents an estimate of long-term returns on investment portfolios consisting of a mixture of fixed income and equity securities. The estimated cash flows from the plans for all future years are determined based on the plans’ population at the measurement date. We used the expected benefit payouts from the plans for each year into the future and discounted them back to the present using the Wells Fargo yield curve rate for that duration.

The weighted-average assumptions used to determine the net periodic benefit costs under the two plans were as follows:

	Years Ended December 31,
	2016	2015	2014
Discount rate used to determine pension expense
Pension Plan	4.55%	4.25%	4.75%
LaBarge Retirement Plan	4.00%	3.70%	4.00%

The weighted-average assumptions used to determine the benefit obligations under the two plans were as follows:

	December 31,
	2016	2015	2014
Discount rate used to determine value of obligations
Pension Plan	4.18%	4.55%	4.25%
LaBarge Retirement Plan	3.75%	4.00%	3.70%
Long-term rate of return - Pension Plan only	7.00%	7.50%	7.50%
The following benefit payments under both plans, which reflect expected future service, as appropriate, are expected to be paid:

	(In thousands)
	Pension Plan	LaBarge Retirement Plan
2017	$1,063	$545
2018	1,174	535
2019	1,215	521
2020	1,297	504
2021	1,369	485
2022 - 2026	7,862	2,079
Our funding policy is to contribute cash to our plans so that the minimum contribution requirements established by government funding and taxing authorities are met. We expect to make contributions of $0.9 million to the plans in 2017.

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

Note 14. Leases
We lease certain facilities and equipment for periods ranging from one to ten years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2016, 2015, and 2014 was $4.9 million, $8.5 million, and $7.3 million, respectively. Future minimum rental payments under operating leases having initial or remaining non-cancelable terms in excess of one year at December 31, 2016 were as follows:

(In thousands)
2017	$4,270
2018	3,505
2019	2,732
2020	2,492
2021	1,864
Thereafter	1,106
Total	$15,969

Note 15. Income Taxes
Our pre-tax income attributable to foreign operations was not material. The provision for income tax expense (benefit) consisted of the following:

	(In thousands) Years Ended December 31,
	2016	2015	2014
Current tax expense (benefit)
Federal	$5,953	$(1,511)	$5,258
State	2,982	(418)	244
	8,935	(1,929)	5,502
Deferred tax expense (benefit)
Federal	3,876	(28,011)	1,186
State	41	(1,771)	(315)
	3,917	(29,782)	871
Income tax expense (benefit)	$12,852	$(31,711)	$6,373
The current income tax expense (benefit) excludes net (tax shortfalls) excess tax benefits recorded directly to additional paid-in-capital related to share-based compensation of $(0.1) million, $0.6 million, and $0.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Deferred tax (liabilities) assets were comprised of the following:

	(In thousands) December 31,
	2016	2015
Deferred tax assets:
Accrued expenses	$760	$1,363
Allowance for doubtful accounts	184	134
Contract overrun reserves	1,776	4,412
Deferred compensation	507	491
Employment-related accruals	2,888	2,463
Environmental reserves	769	772
Federal tax credit carryforwards	4,234	7,031
Inventory reserves	2,313	2,703
Investment in common stock	—	297
Pension obligation	4,002	3,299
State net operating loss carryforwards	63	1,402
State tax credit carryforwards	6,585	5,937
Stock-based compensation	1,950	2,165
Workers’ compensation	122	133
Other	2,098	1,595
Total gross deferred tax assets	28,251	34,197
Valuation allowance	(6,607)	(7,477)
Total gross deferred tax assets, net of valuation allowance	21,644	26,720
Deferred tax liabilities:
Depreciation	(13,167)	(11,802)
Goodwill	(3,909)	(3,632)
Intangibles	(35,071)	(37,891)
Prepaid insurance	(626)	(514)
Section 481(a) adjustment	—	(682)
Unbilled receivables	(2)	—
Total gross deferred tax liabilities	(52,775)	(54,521)
Net deferred tax liabilities	$(31,131)	$(27,801)
We elected to early adopt ASU 2015-17, prospectively, beginning with the annual period ended December 31, 2015, which required that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The adoption of this new guidance had no impact on our results of operations or cash flows for 2015.
We have net operating losses in various states of $1.7 million as of December 31, 2016. The state net operating loss carryforwards include $1.3 million that is not expected to be realized under ASC Subtopic 740-10 and has been reduced by a valuation allowance. If not realized, the state net operating loss carryforwards will begin to expire in 2032.
We have federal and state tax credit carryforwards of $4.9 million and $11.1 million, respectively, as of December 31, 2016. A valuation allowance of $10.1 million has been provided on state tax credit carryforwards that are not expected to be realized under ASC Subtopic 740-10. If not realized, the federal and state tax credit carryforwards will expire between 2017 and 2030.
We believe it is more likely than not that we will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation between the statutory and effective tax rates were as follows:

	Years Ended December 31,
	2016	2015	2014
Statutory federal income tax (benefit) rate	35.0%	(35.0)%	35.0%
State income taxes (net of federal benefit)	5.7	(1.2)	0.9
Qualified domestic production activities	(2.0)	0.5	(2.3)
Research and development tax credits	(8.6)	(2.9)	(11.3)
Goodwill impairment	—	8.1	—
Changes in valuation allowance	0.9	0.6	8.5
Non-deductible book expenses	0.2	0.2	0.9
Changes in deferred tax assets	1.5	0.1	(5.0)
Remeasurement of deferred taxes for changes in state tax law	—	—	(1.9)
Changes in tax reserves	—	0.1	(0.7)
Other	1.0	(0.2)	0.2
Effective income tax (benefit) rate	33.7%	(29.7)%	24.3%
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
We recorded a goodwill impairment charge related to the Structural Systems operating segment in 2015. A portion of this goodwill impairment charge was nondeductible for tax purposes and was a permanent impact to our income tax provision of $8.7 million.
On December 18, 2015, the President of the United States signed into law the Protecting Americans from Tax Hikes Act (“PATH”). The PATH Act permanently extended the research and development credit. As a result, we recorded a benefit of $2.2 million and $2.6 million for the U.S. Federal R&D credit in 2016 and 2015, respectively. In December 2014, the federal research and development tax credit was retroactively extended from the beginning of 2014. We recorded total federal research and development tax credits of $2.4 million in 2014.
Our total amount of unrecognized tax benefits was $3.0 million, $3.0 million, and $2.8 million at December 31, 2016, 2015, and 2014, respectively. We record interest and penalty charge, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charge as of December 31, 2016, 2015, and 2014 were not significant. If recognized, $2.0 million would affect the effective income tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	(In thousands) Years Ended December 31,
	2016	2015	2014
Balance at January 1,	$2,963	$2,803	$2,297
Additions for tax positions related to the current year	476	702	668
Additions for tax positions related to prior years	385	—	31
Reductions for tax positions related to prior years	(567)	(48)	(22)
Reductions for lapse of statute of limitations	(221)	(494)	(171)
Balance at December 31,	$3,036	$2,963	$2,803
We file U.S. Federal and state income tax returns. Federal income tax returns after 2012, California franchise (income) tax returns after 2011 and other state income tax returns after 2011 are subject to examination. We are no longer subject to examination prior to those periods, although carryforwards generated prior to those periods may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state taxing authority if they either have been or will be used in a subsequent period. During 2016, the IRS commenced an audit of our 2014 and 2015 tax years. Although the outcome of tax examinations cannot be predicted with certainty, we believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination as well as all open audit years.

Note 16. Contingencies
On October 8, 2014, the United States District Court for the District of Kansas (the “District Court”) granted summary judgment in favor of The Boeing Company (“Boeing”) and Ducommun and dismissed the lawsuit entitled United States of America ex rel Taylor Smith, Jeannine Prewitt and James Ailes v. The Boeing Company and Ducommun Inc. The lawsuit was a qui tam action brought by three former Boeing employees (“Relators”) against Boeing and Ducommun on behalf of the United States of America for violations of the United States False Claims Act. On June 13, 2016, the United States Court of Appeals for the Tenth Circuit affirmed the District Court’s decision and on July 8, 2016, denied Relators’ petition for rehearing.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established a reserve for its estimated liability for such investigation and corrective action of $1.5 million at December 31, 2016, which is reflected in other long-term liabilities on its consolidated balance sheet.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. Ducommun has established a reserve for its estimated liability in connection with the West Covina landfill of $0.4 million at December 31, 2016, which is reflected in other long-term liabilities on its consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Note 17. Major Customers and Concentrations of Credit Risk
We provide proprietary products and services to the Department of Defense and various United States Government agencies, and most of the aerospace and aircraft manufacturers who receive contracts directly from the U.S. Government as an original equipment manufacturer (“prime manufacturers”). In addition, we also service technology-driven markets in the industrial, medical and other end-use markets. As a result, we have significant net revenues from certain customers. Accounts receivable were diversified over a number of different commercial, military and space programs and were made by both operating segments. Net revenues from our top ten customers, including the Boeing Company (“Boeing”), Raytheon Company (“Raytheon”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”), represented the following percentages of total net sales:

	Years Ended December 31,
	2016	2015	2014
Boeing	17.3%	16.0%	19.4%
Raytheon	8.4%	8.7%	9.4%
Spirit	8.2%	7.4%	6.4%
United Technologies	6.0%	6.1%	5.5%
Top ten customers (1)	58.6%	55.7%	59.2%
(1) Includes the Boeing, Raytheon, Spirit, and United Technologies.
Boeing, Raytheon, Spirit, and United Technologies represented the following percentages of total accounts receivable:

	December 31,
	2016	2015
Boeing	7.8%	13.3%
Raytheon	10.9%	11.5%
Spirit	9.0%	7.1%
United Technologies	7.8%	5.0%
In 2016, 2015 and 2014, net revenues from foreign customers based on the location of the customer were $56.4 million, $60.2 million and $66.7 million, respectively. No net revenues from a foreign country were greater than 3.0% of total net revenues in 2016, 2015, and 2014. We have manufacturing facilities in Thailand and Mexico. Our net revenues, profitability and identifiable long-lived assets attributable to foreign revenues activity were not material compared to our net revenues, profitability and identifiable long-lived assets attributable to our domestic operations during 2016, 2015, and 2014. We are not subject to any significant foreign currency risks as all our sales are made in United States dollars.

Note 18. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, Structural Systems and Electronic Systems, each of which is an operating segment as well as a reportable segment.
Financial information by reportable segment was as follows:

	(In thousands) Years Ended December 31,
	2016	2015	2014
Net Revenues
Structural Systems	$246,465	$273,319	$319,956
Electronic Systems	304,177	392,692	422,089
Total Net Revenues	$550,642	$666,011	$742,045
Segment Operating (Loss) Income (1)
Structural Systems (2)	$16,497	$(53,010)	$34,949
Electronic Systems (3)	28,983	(4,472)	34,599
	45,480	(57,482)	69,548
Corporate General and Administrative Expenses (1)(4)	(16,912)	(17,827)	(17,781)
Operating (Loss) Income	$28,568	$(75,309)	$51,767
Depreciation and Amortization Expenses
Structural Systems	$8,688	$9,417	$10,959
Electronic Systems	14,087	17,267	17,928
Corporate Administration	85	162	137
Total Depreciation and Amortization Expenses	$22,860	$26,846	$29,024
Capital Expenditures
Structural Systems	$15,661	$11,559	$12,742
Electronic Systems	3,032	4,419	5,782
Corporate Administration	—	10	30
Total Capital Expenditures	$18,693	$15,988	$18,554

(1)	Includes cost not allocated to either the Structural Systems or Electronic Systems operating segments.

(2)	The results for 2015 included $57.2 million of goodwill impairment charge.

(3)	The results for 2015 included $32.9 million of an intangible asset impairment charge.

(4)	The results for 2014 included $1.2 million of workers’ compensation insurance expenses included in gross profit and not allocated to the operating segments.
Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets for 2016 and 2015:

	(In thousands) December 31,
	2016	2015
Total Assets
Structural Systems	$175,580	$179,134
Electronic Systems	325,780	363,227
Corporate Administration	14,069	14,720
Total Assets	$515,429	$557,081
Goodwill and Intangibles
Structural Systems	$3,745	$4,866
Electronic Systems	180,382	207,595
Total Goodwill and Intangibles	$184,127	$212,461
In the first quarter of 2016, we entered into and completed the sale of our Pittsburgh, Pennsylvania and Miltec operations, both of which were part of our Electronic Systems operating segment. See Note 1 for additional information.

Note 19. Supplemental Quarterly Financial Data (Unaudited)

	(In thousands, except per share amounts)
	Three Months Ended 2016				Three Months Ended 2015
	Dec 31	Oct 1	Jul 2	Apr 2	Dec 31	Oct 3	Jul 4	Apr 4
Net Revenues	$142,486	$132,571	$133,437	$142,148	$156,576	$161,670	$174,845	$172,920
Gross Profit	27,786	25,223	26,215	26,969	22,796	20,028	31,207	26,761
Income (Loss) Before Taxes	5,825	6,248	5,331	20,709	(90,170)	(16,447)	3,061	(3,034)
Income Tax Expense (Benefit)	2,989	1,234	1,470	7,159	(24,997)	(6,932)	1,279	(1,061)
Net Income (Loss)	$2,836	$5,014	$3,861	$13,550	$(65,173)	$(9,515)	$1,782	$(1,973)
Earnings (Loss) Per Share
Basic earnings (loss) per share	$0.25	$0.45	$0.35	$1.22	$(5.88)	$(0.86)	$0.16	$(0.18)
Diluted earnings (loss) per share	$0.25	$0.44	$0.34	$1.21	$(5.88)	$(0.86)	$0.16	$(0.18)
In the first quarter of 2016, we entered into and completed the sale of our Pittsburgh, Pennsylvania and Miltec operations, both of which were part of our Electronic Systems operating segment. We recorded a preliminary pre-tax gain of $18.8 million. See Note 1 for additional information.
In the fourth quarter of 2015, we recorded a goodwill impairment charge in our Structural Systems operating segment of $57.2 million. In addition, we recorded an intangible asset impairment charge in our Electronic Systems operating segment of $32.9 million related to the write off an indefinite-lived trade name intangible asset.
In the third quarter of 2015, we recorded loss on extinguishment of debt of $11.9 million which was made up of the call premium to retire the existing $200.0 million senior unsecured notes in July 2015 of $9.8 million and the write off of the unamortized debt issuance costs associated with the existing $200.0 million senior unsecured notes of $2.1 million.
Also in the third quarter of 2015, we recorded a charge in our Structural Systems operating segment related to estimated cost overruns as a result of a change in the contract requirements for the remaining contractual period for a regional jet program of $10.0 million. This amount was recorded as part of cost of goods sold in our results of operations and increased accrued liabilities by $7.6 million and other long-term liabilities by $2.4 million.
In the second quarter of 2015, we recorded loss on extinguishment of debt of $2.8 million which was made up of the write off of the unamortized debt issuance costs associated with the existing senior secured term loan and existing senior secured revolving credit facility when the existing senior secured term loan was paid off in June 2015 and both were replaced with the Credit Facilities.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(in thousands)
SCHEDULE II

Description	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions	Balance at End of Period
2016
Allowance for Doubtful Accounts	$359	$233	$97	$495
Valuation Allowance on Deferred Tax Assets	7,477	(870)	—	6,607
2015
Allowance for Doubtful Accounts (1)	$252	$235	$128	$359
Valuation Allowance on Deferred Tax Assets	6,882	595	—	7,477
2014
Allowance for Doubtful Accounts	$489	$166	$403	$252
Valuation Allowance on Deferred Tax Assets	4,650	2,232	—	6,882

(1)	Included amount that was part of assets held for sale.

EXHIBIT INDEX

Exhibit
No.        Description

2.1	Agreement and Plan of Merger, dated as of April 3, 2011, among Ducommun Incorporated, DLBMS, Inc. and LaBarge, Inc. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 5, 2011.

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

3.3	Bylaws as amended and restated on March 19, 2013. Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 22, 2013.

3.4	Amendment to Bylaws dated January 5, 2017. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 9, 2017.

10.1
Credit Agreement, dated as of June 29, 2015, among Ducommun Incorporated, certain of its subsidiaries, Bank of America, N.A., as administrative agent, swingline lender and issuing bank, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 29, 2015.

*10.2	2007 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 29, 2010.

*10.3	2013 Stock Incentive Plan (Amended and Restated March 18, 2015). Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on April 22, 2015.

*10.4	Form of Stock Option Agreement for 2016 and earlier. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.

*10.5	Form of Stock Option Agreement for 2017 and after.

*10.6	Form of Performance Stock Unit Agreement for 2014 and 2015. Incorporated by reference to Exhibit 10.19 to Form 8-K dated April 28, 2014.

*10.7	Form of Performance Stock Unit Agreement for 2016. Incorporated by reference to Exhibit 10.6 to Form 10-Q for the period ended April 2, 2016.

*10.8	Form of Restricted Stock Unit Agreement for 2016 and earlier. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.

*10.9	Form of Restricted Stock Unit Agreement for 2017 and after.

*10.10	Form of Directors’ Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.

*10.11	Performance Restricted Stock Unit Agreement dated January 23, 2017 between Ducommun Incorporated and Stephen G. Oswald.

Exhibit
No.        Description

*10.12
Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Kathryn M. Andrus	January 30, 2008
Richard A. Baldridge	March 19, 2013
Joseph C. Berenato	November 4, 1991
Gregory S. Churchill	March 19, 2013
Robert C. Ducommun	December 31, 1985
Dean M. Flatt	November 5, 2009
Douglas L. Groves	February 12, 2013
Jay L. Haberland	February 2, 2009
James S. Heiser	May 6, 1987
Stephen G. Oswald	January 23, 2017
Amy M. Paul	January 23, 2017
Robert D. Paulson	March 25, 2003
Anthony J. Reardon	January 8, 2008
Jerry L. Redondo	October 1, 2015
Rosalie F. Rogers	July 24, 2008
Christopher D. Wampler	January 1, 2016

*10.13	Ducommun Incorporated 2016 Bonus Plan. Incorporated by reference to Exhibit 99.3 to Form 8-K dated March 1, 2016.

*10.14	Ducommun Incorporated 2017 Bonus Plan. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 27, 2017.

*10.15	Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.

*10.16	Key Executive Severance Agreement between Ducommun Incorporated and Stephen G. Oswald dated January 23, 2017. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 27, 2017.

*10.17
Form of Key Executive Severance Agreement between Ducommun Incorporated and each of the individuals listed below. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 27, 2017. All of the Key Executive Severance Agreements are identical except for the name of the person and the address for notice:

Person	Date of Agreement
Kathryn M. Andrus	January 23, 2017
Douglas L. Groves	January 23, 2017
James S. Heiser	January 23, 2017
Amy M. Paul	January 23, 2017
Anthony J. Reardon	January 23, 2017
Jerry L. Redondo	January 23, 2017
Rosalie F. Rogers	January 23, 2017
Christopher D. Wampler	January 23, 2017

*10.18	Employment Letter Agreement dated January 3, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2017.

*10.19	Employment Letter Agreement dated December 19, 2016 between Ducommun Incorporated and Amy M. Paul.

*10.20	Transition Services Letter Agreement dated January 10, 2017 between Ducommun Incorporated and James S. Heiser. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 16, 2017.

Exhibit
No.        Description

21	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH    XBRL Taxonomy Extension Schema
101.CAL    XBRL Taxonomy Extension Calculation Linkbase
101.DEF    XBRL Taxonomy Extension Definition Linkbase
101.LAB    XBRL Taxonomy Extension Label Linkbase
101.PRE        XBRL Taxonomy Extension Presentation Linkbase
___________________
* Indicates an executive compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCOMMUN INCORPORATED

Date: March 6, 2017	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
President and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2017.

Signature	Title

/s/ Stephen G. Oswald	President and Chief Executive Officer
Stephen G. Oswald	(Principal Executive Officer)

/s/ Douglas L. Groves	Vice President, Chief Financial Officer and Treasurer
Douglas L. Groves	(Principal Financial Officer)

/s/ Christopher D. Wampler	Vice President, Controller and Chief Accounting Officer
Christopher D. Wampler	(Principal Accounting Officer)

/s/ Anthony J. Reardon	Chairman of the Board
Anthony J. Reardon

/s/ Richard A. Baldridge	Director
Richard A. Baldridge

/s/ Joseph C. Berenato	Director
Joseph C. Berenato

/s/ Gregory S. Churchill	Director
Gregory S. Churchill

/s/ Robert C. Ducommun	Director
Robert C. Ducommun

/s/ Dean M. Flatt	Director
Dean M. Flatt

/s/ Jay L. Haberland	Director
Jay L. Haberland

/s/ Robert D. Paulson	Director
Robert D. Paulson