Form 10-Q
period 2017-04-01
DUCOMMUN INC /DE/
filed 2017-05-04
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2017, the registrant had 11,269,350 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	April 1, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$7,114	$7,432
Accounts receivable, net of allowance for doubtful accounts of $518 and $495 at April 1, 2017 and December 31, 2016, respectively	71,623	76,239
Inventories	127,201	119,896
Production cost of contracts	11,052	11,340
Other current assets	10,589	11,034
Total Current Assets	227,579	225,941
Property and equipment, net of accumulated depreciation of $138,799 and $135,484 at April 1, 2017 and December 31, 2016, respectively	104,868	101,590
Goodwill	82,554	82,554
Intangibles, net	99,364	101,573
Non-current deferred income taxes	286	286
Other assets	3,320	3,485
Total Assets	$517,971	$515,429
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$—	$3
Accounts payable	63,313	57,024
Accrued liabilities	28,092	29,279
Total Current Liabilities	91,405	86,306
Long-term debt, less current portion	162,156	166,896
Non-current deferred income taxes	31,949	31,417
Other long-term liabilities	18,179	18,707
Total Liabilities	303,689	303,326
Commitments and contingencies (Notes 11, 13)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,269,350 and 11,193,813 issued at April 1, 2017 and December 31, 2016, respectively	113	112
Additional paid-in capital	76,827	76,783
Retained earnings	143,402	141,287
Accumulated other comprehensive loss	(6,060)	(6,079)
Total Shareholders’ Equity	214,282	212,103
Total Liabilities and Shareholders’ Equity	$517,971	$515,429
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net Revenues	$136,297	$142,148
Cost of Sales	111,370	115,179
Gross Profit	24,927	26,969
Selling, General and Administrative Expenses	20,827	22,676
Operating Income	4,100	4,293
Interest Expense	(1,593)	(2,399)
Gain on Divestitures	—	18,815
Income Before Taxes	2,507	20,709
Income Tax Expense	392	7,159
Net Income	$2,115	$13,550
Earnings Per Share
Basic earnings per share	$0.19	$1.22
Diluted earnings per share	$0.18	$1.21
Weighted-Average Number of Common Shares Outstanding
Basic	11,208	11,100
Diluted	11,495	11,240
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net Income	$2,115	$13,550
Other Comprehensive Income (Loss)
Amortization of actuarial losses and prior service costs, net of tax benefit of $63 and $68 for the three months ended April 1, 2017 and April 2, 2016, respectively	140	123
Change in unrealized gains and losses on cash flow hedges, net of tax of $72 and $239 for the three months ended April 1, 2017 and April 2, 2016, respectively	(121)	(408)
Other Comprehensive Income (Loss)	19	(285)
Comprehensive Income	$2,134	$13,265
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	April 1, 2017	April 2, 2016
Cash Flows from Operating Activities
Net Income	$2,115	$13,550
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	5,782	5,855
Gain on divestitures	—	(18,815)
Stock-based compensation expense	1,822	1,000
Deferred income taxes	532	(2,562)
Provision for (recovery of) doubtful accounts	26	(65)
Other	(1,860)	(1,370)
Changes in Assets and Liabilities:
Accounts receivable	4,590	1,972
Inventories	(7,305)	(12,366)
Production cost of contracts	45	429
Other assets	610	7,084
Accounts payable	6,465	7,303
Accrued and other liabilities	415	3,437
Net Cash Provided by Operating Activities	13,237	5,452
Cash Flows from Investing Activities
Purchases of property and equipment	(6,797)	(3,801)
Proceeds from sale of assets	3	—
Proceeds from divestitures	—	55,272
Net Cash (Used in) Provided by Investing Activities	(6,794)	51,471
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	55,600	—
Repayments of senior secured revolving credit facility	(55,600)	—
Repayments of senior unsecured notes and term loans	(5,000)	(55,000)
Repayments of other debt	(3)	(7)
Net (cash paid) proceeds from issuance of common stock under stock plans	(1,758)	(931)
Net Cash Used in Financing Activities	(6,761)	(55,938)
Net (Decrease) Increase in Cash and Cash Equivalents	(318)	985
Cash and Cash Equivalents at Beginning of Period	7,432	5,454
Cash and Cash Equivalents at End of Period	$7,114	$6,439
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies
Description of Business
We are a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace and defense (“A&D”), industrial, medical and other industries (collectively, “Industrial”). Our subsidiaries are organized into two strategic businesses: Electronic Systems segment and Structural Systems segment, each of which is a reportable operating segment. Electronic Systems designs, engineers and manufactures high-reliability products used in worldwide technology-driven markets including aerospace, defense, industrial and medical and other end-use markets. Electronic Systems’ product offerings range from prototype development to complex assemblies. Structural Systems designs, engineers and manufactures large, complex contoured aerospace structural components and assemblies and supplies composite and metal bonded structures and assemblies. Structural Systems’ products are used on commercial aircraft, military fixed-wing aircraft and military and commercial rotary-wing aircraft. Both reportable operating segments follow the same accounting principles.
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun,” the “Company,” “we,” “us” or “our”), after eliminating intercompany balances and transactions. The December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
Our significant accounting policies were described in Part IV, Item 15(a)(1), “Note 1. Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016. We followed the same accounting policies for interim reporting. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three months ended April 1, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.
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
Use of Estimates
Certain amounts and disclosures included in the unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the amounts of assets, liabilities (including forward loss reserves), revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
Supplemental Cash Flow Information

	(In thousands) Three Months Ended
	April 1, 2017	April 2, 2016
Interest paid	$1,535	$2,081
Taxes paid	$—	$—
Non-cash activities:
Purchases of property and equipment not paid	$3,065	$215

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
The net income, weighted-average number of common shares outstanding used to compute earnings per share, were as follows:

	(In thousands, except per share data) Three Months Ended
	April 1, 2017	April 2, 2016
Net income	$2,115	$13,550
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,208	11,100
Dilutive potential common shares	287	140
Diluted weighted-average common shares outstanding	11,495	11,240
Earnings per share
Basic	$0.19	$1.22
Diluted	$0.18	$1.21
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Three Months Ended
	April 1, 2017	April 2, 2016
Stock options and stock units	58	593
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
Divestitures
On January 22, 2016, we entered into an agreement, and completed the sale on the same date, to sell our operation located in Pittsburgh, Pennsylvania for a preliminary sales price of $38.5 million in cash. We divested this facility as part of our overall strategy to streamline operations, which included consolidating our footprint. However, the sale of the Pittsburgh operation did not represent a strategic shift in our business and thus, was included in the ongoing operating results in the condensed consolidated income statements for all periods presented. Preliminary net assets sold were $24.0 million, net liabilities sold were $4.0 million, and direct transaction costs incurred were $0.2 million, resulting in a preliminary gain on divestiture of $18.3 million. In the fourth quarter of 2016, we finalized the sale with a final sales price of $38.6 million in cash. The final net assets sold were $24.0 million, net liabilities sold were $4.0 million, and direct transaction costs incurred were $0.3 million, resulting in a gain on divestiture of $18.3 million.
In February 2016, we entered into an agreement to sell our Huntsville, Alabama and Iuka, Mississippi (collectively, “Miltec”) operations for a preliminary sales price of $14.6 million, in cash, subject to post-closing adjustments. We divested this facility as part of our overall strategy to streamline operations, which included consolidating our footprint. However, the sale of the Miltec operation did not represent a strategic shift in our business and thus, was included in the ongoing operating results in the condensed consolidated income statements for all periods presented. We completed the sale on March 25, 2016. Preliminary net assets sold were $15.4 million, net liabilities sold were $2.6 million, and direct transaction costs incurred during the current period were $1.3 million, resulting in a preliminary gain on divestiture of $0.5 million. In the fourth quarter of 2016, we finalized the sale with a final sales price of $13.3 million in cash. The final net assets sold were $15.4 million, net liabilities sold were $2.7 million, and direct transaction costs incurred were $1.3 million, resulting in a loss on divestiture of $0.7 million.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of April 1, 2017, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedge. We record any hedge ineffectiveness and amounts excluded from effectiveness testing in current period earnings within interest expense. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the condensed consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument.
When we determine that a derivative instrument is not highly effective as a hedge, we discontinue hedge accounting prospectively. In all situations in which we discontinue hedge accounting and the derivative instrument remains outstanding, we will carry the derivative instrument at its fair value on our condensed consolidated balance sheets and recognize subsequent changes in its fair value in our current period earnings.
Inventories
Inventories are stated at the lower of cost or net realizable value with cost being determined using a moving average cost basis for raw materials and actual cost for work-in-process and finished goods, with units being relieved and charged to cost of sales on a first-in, first-out basis. Raw materials are based on cost and other inventory classifications are based on net realizable value. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) incurred. Costs under long-term contracts are accumulated into, and removed from, inventory on the same basis as other contracts. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. We maintain a reserve for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, as reflected on the condensed consolidated balance sheets under the equity section, was comprised of cumulative pension and retirement liability adjustments, net of tax, and change in net unrealized gains and losses on cash flow hedges, net of tax.
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

Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2017
In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements” (“2016-19”), which cover a variety of Topics in the Codification. The amendments in ASU 2016-19 represent changes to make corrections or improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The new guidance was effective for us beginning January 1, 2017. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which is intended to improve the accounting for employee share-based payments. The new guidance was effective for us beginning January 1, 2017. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”), which clarifies that a change in the counter party to a derivative instrument designated as a hedging instrument does not require dedesignation of that hedging relationship, provided that all other hedge accounting criteria are met. The new guidance was effective for us beginning January 1, 2017. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330)” (“ASU 2015-11”), which requires inventory within the scope of ASU 2015-11 to be measured at the lower of cost or net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory value. The new guidance was effective for us beginning January 1, 2017. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs” (“ASU 2017-07”), which require an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. We are evaluating the impact of this standard.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. It requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. Thus, it depicts the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. Companies have the option of applying the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)” (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance is effective for us beginning January 1, 2018 and will provide us additional time to evaluate the method and impact that ASU 2014-09 will have on our condensed consolidated financial statements. We are currently in the assessment phase of the implementation project. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new accounting standard. We are currently completing the contract evaluations and validating the results of applying the new revenue guidance. As the percentage of completion, unit of delivery method of recognizing revenue is being eliminated for companies with significant work-in-process inventory time under ASU 2014-09, we currently anticipate the majority of our revenues will be recognized over time instead of at a point in time, which is our current method for recognizing revenue. As such, our revenues, cost of sales, and related items on our condensed consolidated financial statements will be impacted as well as our financial information technology systems. We expect to adopt the new accounting standard using the modified retrospective method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.
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
As of April 1, 2017, we have accrued $0.5 million for loss on early exit from a lease in the Structural Systems segment, which was charged to selling, general and administrative expenses.
Summary of 2016 Restructuring Plan
In May 2016, management approved and commenced implementation of the closure of one of our Tulsa facilities that was completed in June 2016, and was part of our overall strategy to streamline operations. We have recorded cumulative expenses of $0.2 million for severance and benefits and loss on early exit from a lease. We do not expect to record additional expenses related to this restructuring plan.
As of April 1, 2017, we have accrued $0.1 million for loss on early exit from a lease in the Electronic Systems segment, which was charged to selling, general and administrative expenses.
Our restructuring activities in the three months ended April 1, 2017 were as follows (in thousands):

	December 31, 2016	Three Months Ended April 1, 2017			April 1, 2017
	Balance	Charges	Cash Payments	Change in Estimates	Balance
Severance and benefits	$—	$—	$—	$—	$—
Lease termination	654	—	(78)	—	576
Ending balance	$654	$—	$(78)	$—	$576

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

Our financial instruments consist primarily of cash and cash equivalents and interest rate cap derivatives designated as cash flow hedging instruments. Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of April 1, 2017				As of December 31, 2016
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Money market funds(1)	$3,892	$—	$—	$3,892	$3,751	$—	$—	$3,751
Interest rate cap hedges(2)	—	360	—	360	—	553	—	553
Total Assets	$3,892	$360	$—	$4,252	$3,751	$553	$—	$4,304
(1) Included as cash and cash equivalents.
(2) Interest rate cap hedge premium included as other current assets and other assets.
The fair value of the interest rate cap hedge agreements was determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended April 1, 2017.

Note 4. Financial Instruments
Derivative Instruments and Hedging Activities
We periodically enter into cash flow derivative transactions, such as interest rate cap agreements, to hedge exposure to various risks related to interest rates. We assess the effectiveness of the interest rate cap hedges at inception of the hedge. We recognize all derivatives at their fair value. For cash flow designated hedges, the effective portion of the changes in fair value of the derivative contract are recorded in accumulated other comprehensive income (loss), net of taxes, and are recognized in net earnings at the time earnings are affected by the hedged transaction. Adjustments to record changes in fair values of the derivative contracts that are attributable to the ineffective portion of the hedges, if any, are recognized in earnings. We present derivative instruments in our condensed consolidated statements of cash flows’ operating, investing, or financing activities consistent with the cash flows of the hedged item.
Our interest rate cap hedges were designated as cash flow hedges and deemed highly effective at the inception of the hedges. These interest rate cap hedges mature concurrently with the term loan in June 2020. During the three months ended April 1, 2017, the interest rate cap hedges continued to be highly effective and $0.1 million, net of tax, was recognized in other comprehensive income. No amount was recorded in the condensed consolidated statements of operations during the three months ended April 1, 2017. See Note 8.
The recorded fair value of the derivative financial instruments on the condensed consolidated balance sheets were as follows:

	(In thousands) April 1, 2017		(In thousands) December 31, 2016
	Other Current Assets	Other Long Term Assets	Other Current Assets	Other Long Term Assets
Derivatives Designated as Hedging Instruments
Cash Flow Hedges:
Interest rate cap premiums	$—	$360	$—	$553

Total Derivatives	$—	$360	$—	$553

Note 5. Inventories
Inventories consisted of the following:

	(In thousands)
	April 1, 2017	December 31, 2016
Raw materials and supplies	$69,153	$64,650
Work in process	59,268	56,806
Finished goods	10,147	9,180
	138,568	130,636
Less progress payments	11,367	10,740
Total	$127,201	$119,896
We net progress payments from customers related to inventory purchases against inventories on the condensed consolidated balance sheets.

Note 6. Goodwill
Gross goodwill and accumulated goodwill impairment were $164.3 million and $81.7 million, respectively, both as of April 1, 2017 and December 31, 2016. The goodwill is included in our Electronic Systems segment.
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
At times, our market capitalization has declined below book value, which if it continues for an extended period of time, is a factor that could lead to a conclusion that a triggering event has occurred. As our market capitalization declines recently have been temporary in nature and our market capitalization has exceeded our book value, we do not consider these temporary declines in market capitalization to be a triggering event in the fiscal quarter ended April 1, 2017. However, it is considered at least reasonably possible that our determination that goodwill for our Electronic Systems segment was not impaired could change in the near term if any the factors noted above occurs.

Note 7. Accrued Liabilities
The components of accrued liabilities were as follows:

	(In thousands)
	April 1, 2017	December 31, 2016
Accrued compensation	$17,703	$15,455
Accrued income tax and sales tax	73	332
Customer deposits	2,854	3,204
Interest payable	10	273
Provision for forward loss reserves	2,650	4,780
Other	4,802	5,235
Total	$28,092	$29,279

Note 8. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	April 1, 2017	December 31, 2016
Term loan	$165,000	$170,000
Revolving credit facility	—	—
Other debt (fixed 5.41%)	—	3
Total debt	165,000	170,003
Less current portion	—	3
Total long-term debt	165,000	170,000
Less debt issuance costs	2,844	3,104
Total long-term debt, net of debt issuance costs	$162,156	$166,896
Weighted-average interest rate	3.14%	3.25%

In June 2015, we completed a credit facility to replace the Existing Credit Facilities. The credit facility consisted of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“Term Loan”), and a $200.0 million senior secured revolving credit facility (“Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “Credit Facilities”). The Credit Facilities bear interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio. The undrawn portions of the commitments of the Credit Facilities are subject to a commitment fee ranging from 0.175% to 0.300%, based upon the consolidated total net adjusted leverage ratio.
Further, we are required to make mandatory prepayments of amounts outstanding under the Term Loan. The mandatory prepayments will be made quarterly, equal to 5.0% per year of the original aggregate principal amount during the first two years and increase to 7.5% per year during the third year, and increase to 10.0% per year during the fourth year and fifth years, with the remaining balance payable on June 26, 2020. The loans under the Revolving Credit Facility are due on June 26, 2020. As of April 1, 2017, we were in compliance with all covenants required under the Credit Facilities.
We have been making voluntary principal prepayments on a quarterly basis on our senior secured term loan and in conjunction with the closing of the Credit Facilities in second quarter 2015, we drew down $65.0 million on the Revolving Credit Facility and used those proceeds along with current cash on hand to extinguish the existing senior secured term loan of $80.0 million. We expensed the unamortized debt issuance costs related to the existing senior secured term loan of $2.8 million as part of extinguishing the existing senior secured term loan in second quarter 2015. We also incurred $4.8 million of debt issuance costs related to the Credit Facilities and those costs were capitalized and are being amortized over the five year life of the Credit Facilities.
In addition, we retired all of the $200.0 million senior unsecured notes (“Existing Notes”) in July 2015. We drew down on the Term Loan in the amount of $275.0 million. Along with the call notice amount and paying the call premium of $9.8 million, we also paid down the $65.0 million outstanding on the Revolving Credit Facility. We expensed the call premium of $9.8 million and debt issuance costs related to the Existing Notes of $2.1 million upon extinguishing the Existing Notes in July 2015.
Further, we made net voluntary principal prepayments of $5.0 million under the Credit Facilities during the three months ended April 1, 2017.
As of April 1, 2017, we had $199.0 million of unused borrowing capacity under the Revolving Credit Facility, after deducting $1.0 million for standby letters of credit.
The Credit Facilities were entered into by us (“Parent Company”) and guaranteed by all of our subsidiaries, other than one subsidiary (“Subsidiary Guarantors”) that was considered minor. The Parent Company has no independent assets or operations and the Subsidiary Guarantors jointly and severally guarantee, on a senior unsecured basis, the Credit Facilities. Therefore, no condensed consolidating financial information for the Parent Company and its subsidiaries are presented.

In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges. See Note 4 for further discussion.
In December 2016, we entered into an agreement to purchase $9.9 million of industrial revenue bonds (“IRBs”) issued by the city of Parsons, Kansas (“Parsons”) and concurrently, sold $9.9 million of property and equipment (“Property”) to Parsons as well as entered into a lease agreement to lease the Property from Parsons (“Lease”) with lease payments totaling $9.9 million over the lease term. The sale of the Property and concurrent lease back of the Property did not meet the sale-leaseback accounting requirements as a result of our continuous involvement with the Property and thus, the $9.9 million in cash received from Parsons was not recorded as a sale but as a financing obligation. Further, the Lease included a right of offset and thus, the financing obligation of $9.9 million was offset against the $9.9 million of IRBs assets and presented net on the condensed consolidated balance sheets with no impact to the condensed consolidated income statements or condensed consolidated cash flow statements.

Note 9. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At April 1, 2017 and December 31, 2016, no preferred shares were issued or outstanding.

Note 10. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)
	Three Months Ended
	April 1, 2017	April 2, 2016
Service cost	$133	$133
Interest cost	332	342
Expected return on plan assets	(383)	(370)
Amortization of actuarial losses	203	191
Net periodic pension cost	$285	$296
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three months ended April 1, 2017 were as follows:

(In thousands)
Three Months Ended
April 1, 2017
Amortization of actuarial losses - total before tax (1)	$(203)
Tax benefit	63
Net of tax	$(140)

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

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
However, we have a directors and officers insurance policy that may reduce our exposure in certain circumstances and may enable us to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities vary and, in many cases are indefinite but subject to statutes of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments we could be obligated to make. Historically, payments related to these guarantees and indemnities have been immaterial. We estimate the fair value of our indemnification obligations as insignificant based on this history and insurance coverage and have, therefore, not recorded any liability for these guarantees and indemnities on the accompanying condensed consolidated balance sheets.

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
We recorded income tax expense of $0.4 million (effective tax rate of 15.6%) for the three months ended April 1, 2017 compared to $7.2 million (effective tax rate of 34.6%) for the three months ended April 2, 2016. The decrease in the effective tax rate for the three months ended April 1, 2017 compared to the three months ended April 2, 2016 was primarily due to the preliminary gain on divestitures of our Pittsburgh and Miltec operations of $18.8 million, which resulted in a higher state tax liability, compared to the current year three month period. FASB ASU 2016-09 became effective for us beginning January 1, 2017 and requires all the tax effects related to share-based payments be recorded through the income statement. During the current year three month period, we recognized tax benefits (“windfalls”) from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes that decreased the income tax expense and effective tax rate.
Our total amount of unrecognized tax benefits were $3.4 million and $3.0 million as of April 1, 2017 and December 31, 2016, respectively. If recognized, $2.1 million would affect the effective tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
In 2016, the Internal Revenue Service (“IRS”) commenced an audit of our 2014 and 2015 tax years. Although the outcome of tax examinations cannot be predicted with certainty, we believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.

Note 13. Contingencies
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both April 1, 2017 and December 31, 2016, which is reflected in other long-term liabilities on its condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. Ducommun has established an accrual for its estimated liability, in connection with the West Covina landfill of $0.4 million at April 1, 2017, which is reflected in other long-term liabilities on its condensed consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended
	April 1, 2017	April 2, 2016
Net Revenues
Structural Systems	$57,575	$64,017
Electronic Systems	78,722	78,131
Total Net Revenues	$136,297	$142,148
Segment Operating Income
Structural Systems	$2,632	$2,724
Electronic Systems	7,104	6,387
	9,736	9,111
Corporate General and Administrative Expenses (1)	(5,636)	(4,818)
Operating Income	$4,100	$4,293
Depreciation and Amortization Expenses
Structural Systems	$2,352	$2,057
Electronic Systems	3,423	3,761
Corporate Administration	7	37
Total Depreciation and Amortization Expenses	$5,782	$5,855
Capital Expenditures
Structural Systems	$5,188	$2,054
Electronic Systems	1,433	347
Total Capital Expenditures	$6,621	$2,401

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.
Segment assets include assets directly identifiable with each segment. Our segment assets are as follows:

	(In thousands)
	April 1, 2017	December 31, 2016
Total Assets
Structural Systems	$185,073	$175,580
Electronic Systems	319,924	325,780
Corporate Administration (1)	12,974	14,069
Total Assets	$517,971	$515,429
Goodwill and Intangibles
Structural Systems	$3,517	$3,745
Electronic Systems	178,401	180,382
Total Goodwill and Intangibles	$181,918	$184,127

(1)	Includes assets not specifically identified to either the Structural Systems or Electronic Systems operating segments, including cash and cash equivalents.

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
First quarter 2017 highlights:

•	Revenues were $136.3 million

•	Net income was $2.1 million, or $0.18 per diluted share

•	Adjusted EBITDA was $11.7 million

•	Cash flow from operations was $13.2 million

•	Net voluntary principal prepayments on credit facilities totaled $5.0 million
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $11.7 million and $11.1 million for the three months ended April 1, 2017 and April 2, 2016, respectively.
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

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Stock-based compensation may be useful to our investors for determining current cash flow; and

•	Gain on divestitures may be useful to our investors in evaluating our on-going operating performance.
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(In thousands) Three Months Ended
	April 1, 2017	April 2, 2016
Net income	$2,115	$13,550
Interest expense	1,593	2,399
Income tax expense	392	7,159
Depreciation	3,330	3,401
Amortization	2,452	2,454
Stock-based compensation expense	1,822	1,000
Gain on divestitures	—	(18,815)
Adjusted EBITDA	$11,704	$11,148
% of net revenues	8.6%	7.8%

Results of Operations
First Quarter of 2017 Compared to First Quarter of 2016
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Three Months Ended
	April 1, 2017	% of Net Revenues	April 2, 2016	% of Net Revenues
Net Revenues	$136,297	100.0%	$142,148	100.0%
Cost of Sales	111,370	81.7%	115,179	81.0%
Gross Profit	24,927	18.3%	26,969	19.0%
Selling, General and Administrative Expenses	20,827	15.3%	22,676	16.0%
Operating Income	4,100	3.0%	4,293	3.0%
Interest Expense	(1,593)	(1.2)%	(2,399)	(1.7)%
Gain on Divestitures	—	—%	18,815	13.3%
Income Before Taxes	2,507	1.8%	20,709	14.6%
Income Tax Expense	392	nm	7,159	nm
Net Income	$2,115	1.6%	$13,550	9.5%

Effective Tax Rate	15.6%	nm	34.6%	nm
Diluted Earnings Per Share	$0.18	nm	$1.21	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the first fiscal three months of 2017 and 2016, respectively, were as follows:

	Three Months Ended
		(In thousands)		% of Net Revenues
	Change	April 1 2017	April 2, 2016	April 1 2017	April 2, 2016
Consolidated Ducommun
Military and space
Defense electronics	$5,160	$48,507	$43,347	35.6%	30.5%
Defense structures	737	14,521	13,784	10.6%	9.7%
Commercial aerospace	(5,951)	59,814	65,765	43.9%	46.3%
Industrial	(5,797)	13,455	19,252	9.9%	13.5%
Total	$(5,851)	$136,297	$142,148	100.0%	100.0%

Structural Systems
Military and space (defense structures)	$737	$14,521	$13,784	25.2%	21.5%
Commercial aerospace	(7,179)	43,054	50,233	74.8%	78.5%
Total	$(6,442)	$57,575	$64,017	100.0%	100.0%

Electronic Systems
Military and space (defense electronics)	$5,160	$48,507	$43,347	61.6%	55.5%
Commercial aerospace	1,228	16,760	15,532	21.3%	19.9%
Industrial	(5,797)	13,455	19,252	17.1%	24.6%
Total	$591	$78,722	$78,131	100.0%	100.0%
Net revenues for the three months ended April 1, 2017 were $136.3 million, compared to $142.1 million for the three months ended April 2, 2016. The year-over-year decrease was primarily due to the following:

•	$6.0 million lower revenues in our commercial aerospace end-use markets mainly due to the winding down of a regional jet program and the transition in a large aircraft program; and

•
$5.8 million lower revenues in our industrial end-use markets mainly due to the closure of one of our Tulsa operations in June 2016 and the divestiture of our Pittsburgh operation in January 2016; partially offset by

•
$5.9 million higher revenues in our military and space end-use markets mainly due to the resumption of scheduled deliveries by the U.S. Department of Defense, which favorably impacted our helicopter and fixed-wing platforms, partially offset by the divestiture of our Miltec operation in March 2016.

Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Boeing Company	16.1%	18.5%
Lockheed Martin Corporation	6.3%	4.6%
Raytheon Company	13.0%	7.2%
Spirit Aerosystems Holdings, Inc.	7.5%	8.0%
United Technologies Corporation	6.3%	4.6%
Total top ten customers (1)	63.3%	58.2%

(1)	Includes the Boeing Company, Lockheed Martin Corporation, Raytheon Company, Spirit Aerosystems Holdings, Inc., and United Technologies Corporation.

The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed Martin”), Raytheon Company (“Raytheon”), Spirit Aerosystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”) represented the following percentages of total accounts receivable:

	April 1, 2017	December 31, 2016
Boeing	9.5%	7.8%
Lockheed Martin	5.0%	2.9%
Raytheon	6.3%	10.9%
Spirit	11.3%	9.0%
United Technologies	6.8%	7.8%
The net revenues and accounts receivable from Boeing, Lockheed Martin, Raytheon, Spirit, and United Technologies are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin as a percentage of net revenues decreased year-over-year in the three months ended April 1, 2017 to 18.3% compared to the three months ended April 2, 2016 of 19.0% primarily due to unfavorable product mix.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $1.8 million year-over-year in the three months ended April 1, 2017 compared to the three months ended April 2, 2016 primarily due to a decrease of $1.3 million related to the divestiture of our Pittsburgh operation and closure of certain facilities.
Interest Expense
Interest expense decreased year-over-year in the three months ended April 1, 2017 compared to the three months ended April 2, 2016 primarily due to a lower outstanding debt balance as a result of net voluntary principal prepayments on our credit facilities.
Gain on Divestitures
There was no gain on divestitures during the three months ended April 1, 2017. The gain on divestitures for the three months ended April 2, 2016 consisted of the divestitures during the first quarter of 2016 of our Pittsburgh operation with a preliminary pretax gain of $18.3 million and our Miltec operation with a preliminary pretax gain of $0.5 million. (see Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).
Income Tax Expense
We recorded income tax expense of $0.4 million (effective tax rate of 15.6%) for the three months ended April 1, 2017 compared to $7.2 million (effective tax rate of 34.6%) for the three months ended April 2, 2016. The decrease in the effective tax rate for the three months ended April 1, 2017 compared to the three months ended April 2, 2016 was primarily due to the preliminary gain on divestitures of our Pittsburgh and Miltec operations of $18.8 million, which resulted in a higher state tax liability, compared to the current three month period. FASB ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” became effective for us beginning January 1, 2017 and requires all of the tax effects related to share-based payments to be recorded through the income statement. During the current three month period, we recognized tax benefits (“windfalls”) from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes that decreased the income tax expense and effective tax rate.
Our total amount of unrecognized tax benefits were $3.4 million and $3.0 million as of April 1, 2017 and December 31, 2016, respectively. If recognized, $2.1 million would affect the effective tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
In 2016, the Internal Revenue Service (“IRS”) commenced an audit of our 2014 and 2015 tax years. Although the outcome of tax examinations cannot be predicted with certainty, we believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.

Net Income and Earnings per Share
Net income and earnings per share for the three months ended April 1, 2017 were $2.1 million, or $0.18 per diluted share, compared to $13.6 million, or $1.21 per diluted share, for the three months ended April 2, 2016. The decrease in net income for the three months ended April 1, 2017 compared to the three months ended April 2, 2016 was primarily due to the following:

•	The prior year included a preliminary pretax gain on divestitures of our Pittsburgh and Miltec operations of $18.8 million; partially offset by

•	$6.8 million of lower income tax expense.
Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Structural Systems and Electronic Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	%	(In thousands)		% of Net Revenues
	Change	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net Revenues
Structural Systems	(10.1)%	$57,575	$64,017	42.2%	45.0%
Electronic Systems	0.8%	78,722	78,131	57.8%	55.0%
Total Net Revenues	(4.1)%	$136,297	$142,148	100.0%	100.0%
Segment Operating Income
Structural Systems		$2,632	$2,724	4.6%	4.3%
Electronic Systems		7,104	6,387	9.0%	8.2%
		9,736	9,111
Corporate General and Administrative Expenses (1)		(5,636)	(4,818)	(4.1)%	(3.4)%
Total Operating Income		$4,100	$4,293	3.0%	3.0%
Adjusted EBITDA
Structural Systems
Operating Income		$2,632	$2,724
Depreciation and Amortization		2,352	2,057
		4,984	4,781	8.7%	7.5%
Electronic Systems
Operating Income		7,104	6,387
Depreciation and Amortization		3,423	3,761
		10,527	10,148	13.4%	13.0%
Corporate General and Administrative Expenses (1)
Operating Loss		(5,636)	(4,818)
Depreciation and Amortization		7	37
Stock-Based Compensation Expense		1,822	1,000
		(3,807)	(3,781)
Adjusted EBITDA		$11,704	$11,148	8.6%	7.8%
Capital Expenditures
Structural Systems		$5,188	$2,054
Electronic Systems		1,433	347
Corporate Administration		—	—
Total Capital Expenditures		$6,621	$2,401

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.

Structural Systems
Structural Systems’ net revenues in the three months ended April 1, 2017 compared to the three months ended April 2, 2016 decreased $6.4 million primarily due to the following:

•
$7.2 million lower revenues in our commercial aerospace end-use markets mainly due to the winding down of a regional jet program as well as the platform transition in a large aircraft program; partially offset by

•
$0.8 million higher revenues in our military and space end-use markets mainly due to the resumption of scheduled deliveries by the U.S. Department of Defense, which favorably impacted our helicopter platforms.

The Structural Systems segment operating income in the three months ended April 1, 2017 compared to the three months ended April 2, 2016 was essentially flat and comparable to the prior year three month period.
Electronic Systems
Electronic Systems’ net revenues in the three months ended April 1, 2017 compared to the three months ended April 2, 2016 increased $0.6 million primarily due to the following:

•
$5.2 million higher revenues in our military and space end-use markets mainly due to the resumption of scheduled deliveries by the U.S. Department of Defense, which favorably impacted our helicopter and fixed-wing platforms, partially offset by the divestiture of our Miltec operation in March 2016; and

•	$1.2 million higher revenues in our commercial aerospace end-use markets mainly due to additional content with our existing customers; partially offset by

•	$5.8 million lower revenues in our industrial end-use markets mainly due to the closure of one of our Tulsa operations in June 2016 and the divestiture of our Pittsburgh operation in January 2016.
Electronic Systems’ segment operating income in the three months ended April 1, 2017 compared to the three months ended April 2, 2016 increased $0.7 million primarily due to lower selling, general and administrative expenses as a result of the divestiture of our Pittsburgh operation and closure of certain facilities.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased $0.8 million in the three months ending April 1, 2017 compared to the three months ended April 2, 2016 primarily due to higher compensation and benefit costs of $1.1 million partially offset by lower professional services fees.
Backlog
Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in industrial markets tends to be of a shorter duration and is generally fulfilled within a 3-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. $464.7 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of April 1, 2017 and December 31, 2016:

	(In thousands)
	Change	April 1, 2017	December 31, 2016
Consolidated Ducommun
Military and space
Defense electronics	$(14,152)	$183,424	$197,576
Defense structures	1,462	60,340	58,878
Commercial aerospace	(6,646)	310,025	316,671
Industrial	(68)	27,062	27,130
Total	$(19,404)	$580,851	$600,255
Structural Systems
Military and space (defense structures)	$1,462	$60,340	$58,878
Commercial aerospace	(10,656)	267,865	278,521
Total	$(9,194)	$328,205	$337,399
Electronic Systems
Military and space (defense electronics)	$(14,152)	$183,424	$197,576
Commercial aerospace	4,010	42,160	38,150
Industrial	(68)	27,062	27,130
Total	$(10,210)	$252,646	$262,856

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions)
	April 1,	December 31,
	2017	2016
Total debt, including long-term portion	$165.0	$170.0
Weighted-average interest rate on debt	3.14%	3.25%
Term Loan interest rate	3.18%	3.31%
Cash and cash equivalents	$7.1	$7.4
Unused Revolving Credit Facility	$199.0	$199.0
In June 2015, we completed a new credit facility to replace the Existing Credit Facilities. The new credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“Term Loan”), and a $200.0 million senior secured revolving credit facility (“Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “Credit Facilities”). We are required to make mandatory prepayments of amounts outstanding under the Term Loan. In addition, we retired all of the $200.0 million senior unsecured notes (“Existing Notes”) in July 2015. We drew down on the Term Loan in the amount of $275.0 million. Along with the call notice amount and paying the call premium of $9.8 million, we also paid down the $65.0 million drawn on the Revolving Credit Facility in the previous quarter. As of April 1, 2017, we were in compliance with all covenants required under the New Credit Facilities. See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges.
We expect to spend a total of $22.0 million to $26.0 million for capital expenditures in 2017 financed by cash generated from operations, principally to support the expansion of our Parsons, Kansas facility and new contract awards at Structural Systems and Electronic Systems. As part of our strategic plan to become a Tier 2 supplier and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.

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

Cash Flow Summary
Net cash provided by operating activities for the three months ended April 1, 2017 increased to $13.2 million, compared to $5.5 million in the three months ended April 2, 2016. The higher net cash generated during the first three months of 2017 was primarily due to lower accounts receivable and higher deferred income taxes.
Net cash used in investing activities of $6.8 million for the three months ended April 1, 2017 compared to net cash provided by of $51.5 million in the three months ended April 2, 2016 primarily due to the prior year three month period included proceeds from the divestiture of our Pittsburgh and Miltec operations of approximately $55.3 million.
Net cash used in financing activities for the three months ended April 1, 2017 of $6.8 million was primarily due to net voluntary principal prepayments on our credit facilities of $5.0 million.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating leases and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended April 1, 2017.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At April 1, 2017, we had total borrowings of $165.0 million under our Term Loan and Revolving Credit Facility that bear interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 1, 2017. The Company had previously reported a material weakness in internal control over financial reporting related to not maintaining effective controls related to the quarterly and annual accounting and disclosures for income taxes. This material weakness was described in Item 9A in the Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. As a result of the material weakness in the Company’s internal control over financial reporting, which was not remediated as of April 1, 2017, the CEO and CFO concluded the Company’s disclosure controls and procedures were not effective as of April 1, 2017.

Management’s Remediation Activities
We are committed to remediating the control deficiencies that constitute the material weakness described above. Our Chief Financial Officer is responsible for remediating the control deficiency that gave rise to the material weakness.
Actions to be taken or in process consist of ensuring we maintain a sustained period of operating effectiveness of our internal control over financial reporting related to the quarterly and annual accounting and disclosures for income taxes.
While significant progress has been made to enhance our internal control over financial reporting relating to the material weakness, additional time will be required to assess and ensure the sustainability of these processes and procedures. We expect the remedial actions described above will have had sufficient time to function during 2017 to allow management to conclude that the material weakness has been satisfactorily remediated and that the existing controls are operating effectively. However, we cannot make any assurances that such actions will be completed during 2017. Until the controls described above have had sufficient time for management to conclude that they are operating effectively, the material weakness described above will continue to exist.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our risk factors. There have been no material changes in the three months ended April 1, 2017 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

*10.2	2007 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 29, 2010.

*10.3	2013 Stock Incentive Plan (Amended and Restated March 18, 2015). Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on April 22, 2015.

*10.4	Form of Stock Option Agreement for 2016 and earlier. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.

*10.5	Form of Stock Option Agreement for 2017 and after. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2016.

*10.6	Form of Performance Stock Unit Agreement for 2014 and 2015. Incorporated by reference to Exhibit 10.19 to Form 8-K dated April 28, 2014.

*10.7	Form of Performance Stock Unit Agreement for 2016. Incorporated by reference to Exhibit 10.6 to Form 10-Q for the period ended April 2, 2016.

*10.8	Form of Restricted Stock Unit Agreement for 2016 and earlier. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.

*10.9	Form of Restricted Stock Unit Agreement for 2017 and after. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2016.

*10.10	Form of Directors’ Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.

*10.11
Performance Restricted Stock Unit Agreement dated January 23, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2016.

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

*10.17
Form of Key Executive Severance Agreement between Ducommun Incorporated and each of the individuals listed below. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 27, 2017. All of the Key Executive Severance Agreements are identical except for the name of the person and the address for notice:

Person	Date of Agreement
Kathryn M. Andrus	January 23, 2017
Douglas L. Groves	January 23, 2017
James S. Heiser	January 23, 2017
Amy M. Paul	January 23, 2017
Anthony J. Reardon	January 23, 2017
Jerry L. Redondo	January 23, 2017
Rosalie F. Rogers	January 23, 2017
Christopher D. Wampler	January 23, 2017

*10.18	Employment Letter Agreement dated January 3, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2017.

*10.19	Employment Letter Agreement dated December 19, 2016 between Ducommun Incorporated and Amy M. Paul. Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2016.

*10.20	Transition Services Letter Agreement dated January 10, 2017 between Ducommun Incorporated and James S. Heiser. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 16, 2017.

*10.21	Form of Performance Stock Unit Agreement for 2017.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date: May 4, 2017	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2017	By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 4, 2017	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)