Form 10-Q
period 2017-07-01
DUCOMMUN INC /DE/
filed 2017-08-03
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-8174
 _________________________________________________________
DUCOMMUN INCORPORATED
(Exact name of registrant as specified in its charter)
 _________________________________________________________

Delaware	95-0693330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Sandpointe Avenue, Suite 700, Santa Ana, California	92707-5759
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (657) 335-3665
23301 Wilmington Avenue, Carson, California 90745-6209
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2017, the registrant had 11,319,366 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	July 1, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$7,372	$7,432
Accounts receivable, net of allowance for doubtful accounts of $536 and $495 at July 1, 2017 and December 31, 2016, respectively	81,965	76,239
Inventories	129,398	119,896
Production cost of contracts	12,673	11,340
Other current assets	10,438	11,034
Total Current Assets	241,846	225,941
Property and equipment, net of accumulated depreciation of $142,034 and $135,484 at July 1, 2017 and December 31, 2016, respectively	110,788	101,590
Goodwill	82,554	82,554
Intangibles, net	97,155	101,573
Non-current deferred income taxes	286	286
Other assets	3,143	3,485
Total Assets	$535,772	$515,429
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$—	$3
Accounts payable	71,659	57,024
Accrued liabilities	25,814	29,279
Total Current Liabilities	97,473	86,306
Long-term debt, less current portion	169,627	166,896
Non-current deferred income taxes	31,895	31,417
Other long-term liabilities	17,837	18,707
Total Liabilities	316,832	303,326
Commitments and contingencies (Notes 11, 13)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,317,337 and 11,193,813 issued at July 1, 2017 and December 31, 2016, respectively	113	112
Additional paid-in capital	77,670	76,783
Retained earnings	147,225	141,287
Accumulated other comprehensive loss	(6,068)	(6,079)
Total Shareholders’ Equity	218,940	212,103
Total Liabilities and Shareholders’ Equity	$535,772	$515,429
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net Revenues	$140,938	$133,437	$277,235	$275,585
Cost of Sales	114,747	107,222	226,117	222,401
Gross Profit	26,191	26,215	51,118	53,184
Selling, General and Administrative Expenses	19,720	18,949	40,547	41,625
Operating Income	6,471	7,266	10,571	11,559
Interest Expense	(1,907)	(1,935)	(3,500)	(4,334)
Gain on Divestitures	—	—	—	18,815
Income Before Taxes	4,564	5,331	7,071	26,040
Income Tax Expense	741	1,470	1,133	8,629
Net Income	$3,823	$3,861	$5,938	$17,411
Earnings Per Share
Basic earnings per share	$0.34	$0.35	$0.53	$1.56
Diluted earnings per share	$0.33	$0.34	$0.51	$1.55
Weighted-Average Number of Common Shares Outstanding
Basic	11,237	11,155	11,253	11,127
Diluted	11,491	11,264	11,556	11,245
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net Income	$3,823	$3,861	$5,938	$17,411
Other Comprehensive (Loss) Income
Amortization of actuarial losses and prior service costs, net of tax benefit of $88 and $73 for the three months ended July 1, 2017 and July 2, 2016, respectively, and $151 and $141 for the six months ended July 1, 2017 and July 2, 2016, respectively	114	117	254	240
Change in unrealized gains and losses on cash flow hedges, net of tax of $72 and $87 for the three months ended July 1, 2017 and July 2, 2016, respectively, and $144 and $326 for the six months ended July 1, 2017 and July 2, 2016, respectively	(122)	(148)	(243)	(556)
Other Comprehensive (Loss) Income	(8)	(31)	11	(316)
Comprehensive Income	$3,815	$3,830	$5,949	$17,095
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	July 1, 2017	July 2, 2016
Cash Flows from Operating Activities
Net Income	$5,938	$17,411
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	11,530	11,331
Gain on divestitures	—	(18,815)
Stock-based compensation expense	3,164	1,985
Deferred income taxes	478	(3,144)
Provision for (recovery of) doubtful accounts	41	(24)
Other	(2,286)	(3,401)
Changes in Assets and Liabilities:
Accounts receivable	(5,767)	2,738
Inventories	(9,502)	(12,875)
Production cost of contracts	(1,777)	792
Other assets	938	7,690
Accounts payable	14,998	9,871
Accrued and other liabilities	(1,508)	(1,484)
Net Cash Provided by Operating Activities	16,247	12,075
Cash Flows from Investing Activities
Purchases of property and equipment	(16,242)	(7,619)
Proceeds from sale of assets	3	—
Proceeds from divestitures	—	55,272
Net Cash (Used in) Provided by Investing Activities	(16,239)	47,653
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	123,000	9,200
Repayments of senior secured revolving credit facility	(110,800)	(4,200)
Repayments of senior unsecured notes and term loans	(10,000)	(60,000)
Repayments of other debt	(3)	(14)
Net (cash paid) proceeds from issuance of common stock under stock plans	(2,265)	(992)
Net Cash Used in Financing Activities	(68)	(56,006)
Net (Decrease) Increase in Cash and Cash Equivalents	(60)	3,722
Cash and Cash Equivalents at Beginning of Period	7,432	5,454
Cash and Cash Equivalents at End of Period	$7,372	$9,176
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended July 1, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.
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
Supplemental Cash Flow Information

	(In thousands) Six Months Ended
	July 1, 2017	July 2, 2016
Interest paid	$3,102	$3,741
Taxes paid	$685	$2,479
Non-cash activities:
Purchases of property and equipment not paid	$2,878	$1,278

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
The net income, weighted-average number of common shares outstanding used to compute earnings per share, were as follows:

	(In thousands, except per share data) Three Months Ended		(In thousands, except per share data) Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$3,823	$3,861	$5,938	$17,411
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,237	11,155	11,253	11,127
Dilutive potential common shares	254	109	303	118
Diluted weighted-average common shares outstanding	11,491	11,264	11,556	11,245
Earnings per share
Basic	$0.34	$0.35	$0.53	$1.56
Diluted	$0.33	$0.34	$0.51	$1.55
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Stock options and stock units	154	674	156	632
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
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of July 1, 2017, all of our derivative instruments were designated as cash flow hedges.
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
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which is intended to improve the accounting for employee share-based payments. The new guidance was effective for us beginning January 1, 2017. The adoption of this standard did not have a significant dollar impact on our condensed consolidated financial statements.
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
Recently Issued Accounting Standards
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides clarity on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. Early adoption is permitted, including adoption in any interim period. The amendments should be applied prospectively to an award modified on or after the adoption date. We are evaluating the impact of this standard.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. It requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. Thus, it depicts the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. Companies have the option of applying the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)” (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance is effective for us beginning January 1, 2018 and provides us additional time to evaluate the impact that ASU 2014-09 will have on our condensed consolidated financial statements. We are currently completing the assessment and gap identification phases of the implementation project. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new accounting standard. We are in the process of completing the contract evaluations and validating the results of applying the new revenue guidance. As the percentage of completion, unit of delivery method of recognizing revenue is being eliminated for companies with significant work-in-process inventory time under ASU 2014-09, we currently anticipate most of our revenues will be recognized over time instead of at a point in time, which is our current method for recognizing revenue. As such, our revenues, cost of sales, and related items on our condensed consolidated financial statements will be impacted as well as our financial information technology systems. Further, we have selected a software solution and are in the preliminary stage of implementing the software solution to comply with this new accounting standard. Finally, we expect to adopt the new accounting standard using the modified retrospective method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to certain captions on the balance sheet, including the opening balance of retained earnings in the first quarter of 2018.
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
As of July 1, 2017, we have accrued $0.4 million for loss on early exit from a lease in the Structural Systems segment, which was charged to selling, general and administrative expenses.
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
As of July 1, 2017, we have accrued $0.1 million for loss on early exit from a lease in the Electronic Systems segment, which was charged to selling, general and administrative expenses.
Our restructuring activities in the six months ended July 1, 2017 were as follows (in thousands):

	December 31, 2016	Six Months Ended July 1, 2017			July 1, 2017
	Balance	Charges	Cash Payments	Change in Estimates	Balance
Lease termination	$654	$—	$(156)	$—	$498
Ending balance	$654	$—	$(156)	$—	$498

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
Our financial instruments consist primarily of cash and cash equivalents and interest rate cap derivatives designated as cash flow hedging instruments. Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of July 1, 2017				As of December 31, 2016
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Money market funds(1)	$21	$—	$—	$21	$3,751	$—	$—	$3,751
Interest rate cap hedges(2)	—	167	—	167	—	553	—	553
Total Assets	$21	$167	$—	$188	$3,751	$553	$—	$4,304
(1) Included as cash and cash equivalents.
(2) Interest rate cap hedge premium included as other current assets and other assets.
The fair value of the interest rate cap hedge agreements was determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended July 1, 2017.

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
Our interest rate cap hedges were designated as cash flow hedges and deemed highly effective at the inception of the hedges. These interest rate cap hedges mature concurrently with the term loan in June 2020. During the three months ended July 1, 2017, the interest rate cap hedges continued to be highly effective and $0.1 million, net of tax, was recognized in other comprehensive income. No amount was recorded in the condensed consolidated income statements during the three months ended July 1, 2017. See Note 8.
The recorded fair value of the derivative financial instruments on the condensed consolidated balance sheets were as follows:

	(In thousands) July 1, 2017		(In thousands) December 31, 2016
	Other Current Assets	Other Long Term Assets	Other Current Assets	Other Long Term Assets
Derivatives Designated as Hedging Instruments
Cash Flow Hedges:
Interest rate cap premiums	$—	$167	$—	$553
Total Derivatives	$—	$167	$—	$553

Note 5. Inventories
Inventories consisted of the following:

	(In thousands)
	July 1, 2017	December 31, 2016
Raw materials and supplies	$69,307	$64,650
Work in process	60,517	56,806
Finished goods	10,130	9,180
	139,954	130,636
Less progress payments	10,556	10,740
Total	$129,398	$119,896
We net progress payments from customers related to inventory purchases against inventories on the condensed consolidated balance sheets.

Note 6. Goodwill
Gross goodwill and accumulated goodwill impairment were $164.3 million and $81.7 million, respectively, both as of July 1, 2017 and December 31, 2016. The remaining net goodwill amount is included in our Electronic Systems segment.
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
At times, our market capitalization has declined below book value, which if it continues for an extended period of time, is a factor that could lead to a conclusion that a triggering event has occurred. As our market capitalization declines recently have been temporary in nature and our market capitalization has exceeded our book value, we do not consider these temporary declines in market capitalization to be a triggering event in the fiscal quarter ended July 1, 2017. However, since we recorded a goodwill impairment charge in 2015, it is considered at least reasonably possible that our determination that goodwill for our Electronic Systems segment was not impaired could change in the near term if any the factors noted above occurs.

Note 7. Accrued Liabilities
The components of accrued liabilities were as follows:

	(In thousands)
	July 1, 2017	December 31, 2016
Accrued compensation	$15,874	$15,455
Accrued income tax and sales tax	41	332
Customer deposits	3,474	3,204
Interest payable	10	273
Provision for forward loss reserves	1,953	4,780
Other	4,462	5,235
Total	$25,814	$29,279

Note 8. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	July 1, 2017	December 31, 2016
Term loan	$160,000	$170,000
Revolving credit facility	12,200	—
Other debt (fixed 5.41%)	—	3
Total debt	172,200	170,003
Less current portion	—	3
Total long-term debt	172,200	170,000
Less debt issuance costs	2,573	3,104
Total long-term debt, net of debt issuance costs	$169,627	$166,896
Weighted-average interest rate	3.12%	3.25%

Our credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“Term Loan”), and a $200.0 million senior secured revolving credit facility (“Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “Credit Facilities”). The Credit Facilities bear interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio. The undrawn portions of the commitments of the Credit Facilities are subject to a commitment fee ranging from 0.175% to 0.300%, based upon the consolidated total net adjusted leverage ratio.
Further, we are required to make mandatory prepayments of amounts outstanding under the Term Loan. The mandatory prepayments will be made quarterly, equal to 5.0% per year of the original aggregate principal amount during the first two years and increase to 7.5% per year during the third year, and increase to 10.0% per year during the fourth year and fifth years, with the remaining balance payable on June 26, 2020. The loans under the Revolving Credit Facility are due on June 26, 2020. As of July 1, 2017, we were in compliance with all covenants required under the Credit Facilities.
In addition, we incurred $4.8 million of debt issuance costs related to the Credit Facilities and those costs were capitalized and are being amortized over the five year life of the Credit Facilities.
We made voluntary principal prepayments of $5.0 million and $10.0 million under the Term Loan during the three and six months ended July 1, 2017, respectively.
As of July 1, 2017, we had $186.8 million of unused borrowing capacity under the Revolving Credit Facility, after deducting $12.2 million for draw down on the Revolving Credit Facility and $1.0 million for standby letters of credit.
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
Subsequent to our quarter ended July 1, 2017, we entered into a technical amendment to the Credit Facilities on July 14, 2017 (“First Amendment”) which provides more flexibility to close certain qualified acquisitions permitted under the Credit Facilities.
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

Note 9. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At July 1, 2017 and December 31, 2016, no preferred shares were issued or outstanding.

Note 10. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$132	$133	$265	$266
Interest cost	333	342	665	684
Expected return on plan assets	(382)	(371)	(765)	(741)
Amortization of actuarial losses	202	190	405	381
Net periodic pension cost	$285	$294	$570	$590
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three and six months ended July 1, 2017 were as follows:

	(In thousands)
	Three Months Ended	Six Months Ended
	July 1, 2017	July 1, 2017
Amortization of actuarial losses - total before tax (1)	$(202)	$(405)
Tax benefit	88	151
Net of tax	$(114)	$(254)

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

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
We recorded income tax expense of $0.7 million (effective tax rate of 16.2%) for the three months ended July 1, 2017 compared to $1.5 million (effective tax rate of 27.6%) for the three months ended July 2, 2016. FASB ASU 2016-09 became effective beginning January 1, 2017 and required all the tax effects related to share-based payments be recorded through the income statement. This could result in fluctuations in our effective tax rate from period to period, depending on the number of awards exercised and/or vested in the quarter as well as the volatility of our stock price. As such, the decrease in the effective tax rate for the three months ended July 1, 2017 compared to the three months ended July 2, 2016 was primarily due to tax benefits recognized from share-based payments. During the current year three month period, we recognized tax benefits from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes of $0.3 million, which decreased our effective tax rate by 7.2%.
We recorded income tax expense of $1.1 million (effective tax rate of 16.0%) for the six months ended July 1, 2017 compared to $8.6 million (effective tax rate of 33.1%) for the six months ended July 2, 2016. The decrease in the effective tax rate for the six months ended July 1, 2017 compared to the six months ended July 2, 2016 was primarily due to the preliminary gain on divestitures of our Pittsburgh and Miltec operations of $18.8 million, which resulted in a higher state tax liability, compared to the current year six month period. In addition, during the current year six month period, we recognized tax benefits from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes of $0.6 million, which decreased the effective tax rate by 8.1%.
Our total amount of unrecognized tax benefits was $3.4 million and $3.0 million as of July 1, 2017 and December 31, 2016, respectively. If recognized, $2.2 million would affect the effective tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
In 2016, the Internal Revenue Service (“IRS”) commenced an audit of our 2014 and 2015 tax years. Although the outcome of tax examinations cannot be predicted with certainty, we believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.

Note 13. Contingencies
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both July 1, 2017 and December 31, 2016, which is reflected in other long-term liabilities on its condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. Ducommun has established an accrual for its estimated liability, in connection with the West Covina landfill of $0.4 million at July 1, 2017, which is reflected in other long-term liabilities on its condensed consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net Revenues
Structural Systems	$59,112	$60,694	$116,687	$124,711
Electronic Systems	81,826	72,743	160,548	150,874
Total Net Revenues	$140,938	$133,437	$277,235	$275,585
Segment Operating Income
Structural Systems	$2,049	$4,730	$4,681	$7,454
Electronic Systems	8,820	6,782	15,924	13,169
	10,869	11,512	20,605	20,623
Corporate General and Administrative Expenses (1)	(4,398)	(4,246)	(10,034)	(9,064)
Operating Income	$6,471	$7,266	$10,571	$11,559
Depreciation and Amortization Expenses
Structural Systems	$2,307	$1,775	$4,659	$3,832
Electronic Systems	3,439	3,668	6,862	7,429
Corporate Administration	2	33	9	70
Total Depreciation and Amortization Expenses	$5,748	$5,476	$11,530	$11,331
Capital Expenditures
Structural Systems	$7,580	$4,540	$12,768	$6,594
Electronic Systems	1,030	407	2,463	754
Corporate Administration	648	—	648	—
Total Capital Expenditures	$9,258	$4,947	$15,879	$7,348

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.
Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(In thousands)
	July 1, 2017	December 31, 2016
Total Assets
Structural Systems	$203,297	$175,580
Electronic Systems	318,243	325,780
Corporate Administration (1)	14,232	14,069
Total Assets	$535,772	$515,429
Goodwill and Intangibles
Structural Systems	$3,290	$3,745
Electronic Systems	176,419	180,382
Total Goodwill and Intangibles	$179,709	$184,127

(1)	Includes assets not specifically identified to or allocated to either the Structural Systems or Electronic Systems operating segments, including cash and cash equivalents.

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
Second quarter 2017 highlights:

•	Revenues of $140.9 million

•	Net income of $3.8 million, or $0.33 per diluted share

•	Adjusted EBITDA of $13.6 million

•	Backlog of $610.6 million
Defense Industry Environment
In May 2017, Congress passed the fiscal year 2017 Omnibus Appropriations Bill, which funds the U.S. Government through September 30, 2017. The bill provides funding of $607 billion for the U.S. Department of Defense (“DoD”), including a base budget of $524 billion and Overseas Contingency Operations (“OCO”)/Global War on Terror (“GWOT”) funding of $83 billion. The fiscal year 2017 funding level for the DoD is $26 billion higher than the funding level for fiscal year 2016.
In May 2017, the President also submitted a budget proposal for fiscal year 2018 to Congress. The proposal includes funding of $639 billion for the DoD, comprising a base budget of $574 billion and OCO/GWOT funding of $65 billion. The fiscal year 2018 funding level for the DoD is $52 billion above the spending limits established under the Budget Control Act of 2011 (“Budget Control Act,” as described below) and an increase of $32 billion over the fiscal year 2017 funding level. Congress must approve or revise the President’s fiscal year 2018 budget proposals through enactment of appropriations bills and other policy legislation, which would then require final Presidential approval. It is uncertain when or if an annual appropriations bill will be enacted for fiscal year 2018 and whether it will be at the levels proposed by the President.
U.S. defense spending through fiscal year 2021 remains subject to statutory spending limits established by the Budget Control Act. The spending limits were modified for fiscal years 2013 through 2017 by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015. However, these acts did not provide relief to the spending limits beyond fiscal year 2017. If Congress approves the President’s budget proposal or other appropriation legislation with funding levels that exceed the spending limits, automatic across-the-board spending reductions, known as sequestration, would be triggered to reduce funding back to the spending limits. As currently enacted, the Budget Control Act limits defense spending to $522 billion for fiscal year 2018 with modest increases of 2.5% per year through 2021. The President’s budget proposal as well as defense budget estimates for fiscal year 2018 and beyond exceed the spending limits established by the Budget Control Act. As a result, continued budget uncertainty and the risk of future sequestration cuts remain unless the Budget Control Act is repealed or significantly modified. Therefore, the possibility remains that our programs could be materially reduced, extended, or terminated as a result of the U.S. Government’s continuing assessment of priorities, changes in government priorities, the implementation of sequestration (particularly in those circumstances where sequestration is implemented across-the-board without regard to national priorities), or other budget cuts in lieu of sequestration.
In March 2017, the outstanding debt of the U.S. reached the debt borrowing limit, known as the debt ceiling. To avoid exceeding the debt ceiling, the U.S. Department of Treasury began employing measures to finance the U.S. Government. Congress will need to raise the debt limit in order for the U.S. Government to continue borrowing money before these measures are exhausted. If the debt ceiling is not raised, the U.S. Government may not be able to pay for expenditures or fulfill its funding obligations and there could be significant disruption to all discretionary programs. Although we believe that key defense, intelligence and homeland security programs would receive priority, the effect on individual programs or us cannot be predicted at this time.
We anticipate there will continue to be a significant amount of debate and negotiations within the U.S. Government over defense spending and the debt ceiling. In the context of these negotiations, it is possible that existing cuts to government programs could be kept in place, replaced with different spending cuts, and/or replaced with a package of broader reforms to reduce the federal deficit. Any of these impacts could have an effect on our financial condition and results of operations.

Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $13.6 million and $13.7 million for the three months ended July 1, 2017 and July 2, 2016, respectively.
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

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Stock-based compensation may be useful to our investors for determining current cash flow; and

•	Gain on divestitures may be useful to our investors in evaluating our on-going operating performance.
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$3,823	$3,861	$5,938	$17,411
Interest expense	1,907	1,935	3,500	4,334
Income tax expense	741	1,470	1,133	8,629
Depreciation	3,338	3,352	6,668	6,753
Amortization	2,410	2,124	4,862	4,578
Stock-based compensation expense	1,342	985	3,164	1,985
Gain on divestitures	—	—	—	(18,815)
Adjusted EBITDA	$13,561	$13,727	$25,265	$24,875
% of net revenues	9.6%	10.3%	9.1%	9.0%

Results of Operations
Second Quarter of 2017 Compared to Second Quarter of 2016
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Three Months Ended				(in thousands, except per share data) Six Months Ended
	July 1, 2017	% of Net Revenues	July 2, 2016	% of Net Revenues	July 1, 2017	% of Net Revenues	July 2, 2016	% of Net Revenues
Net Revenues	$140,938	100.0%	$133,437	100.0%	$277,235	100.0%	$275,585	100.0%
Cost of Sales	114,747	81.4%	107,222	80.4%	226,117	81.6%	222,401	80.7%
Gross Profit	26,191	18.6%	26,215	19.6%	51,118	18.4%	53,184	19.3%
Selling, General and Administrative Expenses	19,720	14.0%	18,949	14.2%	40,547	14.6%	41,625	15.1%
Operating Income	6,471	4.6%	7,266	5.4%	10,571	3.8%	11,559	4.2%
Interest Expense	(1,907)	(1.4)%	(1,935)	(1.4)%	(3,500)	(1.3)%	(4,334)	(1.6)%
Gain on Divestitures	—	—%	—	—%	—	—%	18,815	6.8%
Income Before Taxes	4,564	3.2%	5,331	4.0%	7,071	2.5%	26,040	9.4%
Income Tax Expense	741	nm	1,470	nm	1,133	nm	8,629	nm
Net Income	$3,823	2.7%	$3,861	2.9%	$5,938	2.1%	$17,411	6.3%

Effective Tax Rate	16.2%	nm	27.6%	nm	16.0%	nm	33.1%	nm
Diluted Earnings Per Share	$0.33	nm	$0.34	nm	$0.51	nm	$1.55	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the first fiscal three and six months of 2017 and 2016, respectively, were as follows:

	Three Months Ended					Six Months Ended
		(In thousands)		% of Net Revenues			(In thousands)		% of Net Revenues
	Change	July 1 2017	July 2, 2016	July 1 2017	July 2, 2016	Change	July 1 2017	July 2, 2016	July 1 2017	July 2, 2016
Consolidated Ducommun
Military and space
Defense electronics	$14,199	$54,547	$40,348	38.7%	30.2%	$19,774	$103,469	$83,695	37.3%	30.4%
Defense structures	3,380	14,986	11,606	10.6%	8.7%	4,115	29,507	25,392	10.6%	9.2%
Commercial aerospace	(7,669)	56,375	64,044	40.0%	48.0%	(14,033)	115,774	129,807	41.8%	47.1%
Industrial	(2,409)	15,030	17,439	10.7%	13.1%	(8,206)	28,485	36,691	10.3%	13.3%
Total	$7,501	$140,938	$133,437	100.0%	100.0%	$1,650	$277,235	$275,585	100.0%	100.0%

Structural Systems
Military and space (defense structures)	$3,380	$14,986	$11,606	25.4%	19.1%	$4,115	$29,507	$25,392	25.3%	20.4%
Commercial aerospace	(4,962)	44,126	49,088	74.6%	80.9%	(12,139)	87,180	99,319	74.7%	79.6%
Total	$(1,582)	$59,112	$60,694	100.0%	100.0%	$(8,024)	$116,687	$124,711	100.0%	100.0%

Electronic Systems
Military and space (defense electronics)	$14,199	$54,547	$40,348	66.6%	55.4%	$19,774	$103,469	$83,695	64.5%	55.5%
Commercial aerospace	(2,707)	12,249	14,956	15.0%	20.6%	(1,894)	28,594	30,488	17.8%	20.2%
Industrial	(2,409)	15,030	17,439	18.4%	24.0%	(8,206)	28,485	36,691	17.7%	24.3%
Total	$9,083	$81,826	$72,743	100.0%	100.0%	$9,674	$160,548	$150,874	100.0%	100.0%
Net revenues for the three months ended July 1, 2017 were $140.9 million, compared to $133.4 million for the three months ended July 2, 2016. The year-over-year increase was primarily due to the following:

•	$17.6 million higher revenues in our military and space end-use markets mainly due to increased demand, which favorably impacted our helicopter, fixed-wing, and missile platforms; partially offset by

•	$7.7 million lower revenues in our commercial aerospace end-use markets mainly due to the winding down of a regional jet program and continued softness in demand in the business jet market; and

•	$2.4 million lower revenues in our industrial end-use markets.
Net revenues for the six months ended July 1, 2017 were $277.2 million, compared to $275.6 million for the six months ended July 2, 2016. The year-over-year increase was primarily due to the following:

•
$23.9 million higher revenues in our military and space end-use markets mainly due to increased demand, which favorably impacted our helicopter and fixed-wing platforms, partially offset by the divestiture of our Miltec operation in March 2016. The net increase was partially offset by

•	$14.0 million lower revenues in our commercial aerospace end-use markets mainly due to the winding down of a regional jet program and continued softness in demand in the business jet market; and

•	$8.2 million lower revenues in our industrial end-use markets mainly due to the divestiture of our Pittsburgh operation in January 2016.

Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Boeing Company	16.5%	16.7%	16.3%	17.6%
Lockheed Martin Corporation	5.3%	5.8%	5.8%	5.2%
Raytheon Company	14.8%	6.1%	14.0%	6.6%
Spirit Aerosystems Holdings, Inc.	7.4%	8.4%	7.5%	8.2%
United Technologies Corporation	4.2%	4.8%	5.2%	4.6%
Total top ten customers (1)	62.2%	53.9%	62.0%	53.4%

(1)
Includes the Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed Martin”), Raytheon Company (“Raytheon”), Spirit Aerosystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”).

Boeing, Lockheed Martin, Raytheon, Spirit, and United Technologies represented the following percentages of total accounts receivable:

	July 1, 2017	December 31, 2016
Boeing	17.0%	7.8%
Lockheed Martin	4.1%	2.9%
Raytheon	6.0%	10.9%
Spirit	9.6%	9.0%
United Technologies	3.9%	7.8%
The net revenues and accounts receivable from Boeing, Lockheed Martin, Raytheon, Spirit, and United Technologies are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin as a percentage of net revenues decreased year-over-year in the three months ended July 1, 2017 to 18.6% compared to the three months ended July 2, 2016 of 19.6% primarily due to unfavorable product mix, partially offset by higher manufacturing volume.
Gross profit margin as a percentage of net revenues decreased year-over-year in the six months ended July 1, 2017 to 18.4% compared to the six months ended July 2, 2016 of 19.3% primarily due to unfavorable product mix, partially offset by higher manufacturing volume.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $0.8 million year-over-year in the three months ended July 1, 2017 compared to the three months ended July 2, 2016 primarily due to higher compensation and benefit costs.
SG&A expenses decreased $1.1 million year-over-year in the six months ended July 1, 2017 compared to the six months ended July 2, 2016 primarily due to a decrease of $1.3 million related to the divestitures of our Pittsburgh and Miltec operations and closure of certain facilities, partially offset by higher compensation and benefit costs.
Interest Expense
Interest expense decreased year-over-year in the three months ended July 1, 2017 compared to the three months ended July 2, 2016 primarily due to a lower outstanding Term Loan balance as a result of voluntary principal prepayments on our credit facilities, partially offset by higher utilization of the Revolving Credit Facility in the current three month period.
Interest expense decreased year-over-year in the six months ended July 1, 2017 compared to the six months ended July 2, 2016 primarily due to a lower outstanding Term Loan balance as a result of voluntary principal prepayments on our credit facilities, partially offset by higher utilization of the Revolving Credit Facility in the current six month period.

Gain on Divestitures
There was no gain on divestitures during the three and six months ended July 1, 2017. The gain on divestitures for the three and six months ended July 2, 2016 consisted of the divestitures during the first quarter of 2016 of our Pittsburgh operation with a preliminary pretax gain of $18.3 million and our Miltec operation with a preliminary pretax gain of $0.5 million. (see Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).
Income Tax Expense
We recorded income tax expense of $0.7 million (effective tax rate of 16.2%) for the three months ended July 1, 2017 compared to $1.5 million (effective tax rate of 27.6%) for the three months ended July 2, 2016. FASB ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” became effective beginning January 1, 2017 and required all of the tax effects related to share-based payments to be recorded through the income statement. This could result in fluctuations in our effective tax rate from period to period, depending on the number of awards exercised and/or vested in the quarter as well as the volatility of our stock price. As such, the decrease in the effective tax rate for the three months ended July 1, 2017 compared to the three months ended July 2, 2016 was primarily due to tax benefits recognized from share-based payments. During the current year three month period, we recognized tax benefits from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes of $0.3 million, which decreased the effective tax rate by 7.2%.
We recorded income tax expense of $1.1 million (effective tax rate of 16.0%) for the six months ended July 1, 2017 compared to $8.6 million (effective tax rate of 33.1%) for the six months ended July 2, 2016. The decrease in the effective tax rate for the six months ended July 1, 2017 compared to the six months ended July 2, 2016 was primarily due to the preliminary gain on divestitures of our Pittsburgh and Miltec operations of $18.8 million, which resulted in a higher state tax liability, compared to the current six month period. In addition, during the current six month period, we recognized tax benefits from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes of $0.6 million, which decreased the effective tax rate by 8.1%.
Our total amount of unrecognized tax benefits was $3.4 million and $3.0 million as of July 1, 2017 and December 31, 2016, respectively. If recognized, $2.2 million would affect the effective tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
In 2016, the Internal Revenue Service (“IRS”) commenced an audit of our 2014 and 2015 tax years. Although the outcome of tax examinations cannot be predicted with certainty, we believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.
Net Income and Earnings per Share
Net income and earnings per share for the three months ended July 1, 2017 were $3.8 million, or $0.33 per diluted share, compared to $3.9 million, or $0.34 per diluted share, for the three months ended July 2, 2016. The decrease in net income for the three months ended July 1, 2017 compared to the three months ended July 2, 2016 was primarily due to the following:

•	$0.8 million higher SG&A expense; partially offset by

•	$0.7 million of lower income tax expense.
Net income and earnings per share for the six months ended July 1, 2017 were $5.9 million, or $0.51 per diluted share, compared to $17.4 million, or $1.55 per diluted share, for the six months ended July 2, 2016. The decrease in net income for the six months ended July 1, 2017 compared to the six months ended July 2, 2016 was primarily due to the following:

•	The prior year included a preliminary pretax gain on divestitures of our Pittsburgh and Miltec operations of $18.8 million; partially offset by

•	$7.5 million lower income tax expense; and

•	$1.1 million lower SG&A expense.
Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Structural Systems and Electronic Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended					Six Months Ended
	%	(In thousands)		% of Net Revenues		%	(In thousands)		% of Net Revenues
	Change	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	Change	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net Revenues
Structural Systems	(2.6)%	$59,112	$60,694	41.9%	45.5%	(6.4)%	$116,687	$124,711	42.1%	45.3%
Electronic Systems	12.5%	81,826	72,743	58.1%	54.5%	6.4%	160,548	150,874	57.9%	54.7%
Total Net Revenues	5.6%	$140,938	$133,437	100.0%	100.0%	0.6%	$277,235	$275,585	100.0%	100.0%
Segment Operating Income
Structural Systems		$2,049	$4,730	3.5%	7.8%		$4,681	$7,454	4.0%	6.0%
Electronic Systems		8,820	6,782	10.8%	9.3%		15,924	13,169	9.9%	8.7%
		10,869	11,512				20,605	20,623
Corporate General and Administrative Expenses (1)		(4,398)	(4,246)	(3.1)%	(3.2)%		(10,034)	(9,064)	(3.6)%	(3.3)%
Total Operating Income		$6,471	$7,266	4.6%	5.4%		$10,571	$11,559	3.8%	4.2%
Adjusted EBITDA
Structural Systems
Operating Income		$2,049	$4,730				$4,681	$7,454
Depreciation and Amortization		2,307	1,775				4,659	3,832
		4,356	6,505	7.4%	10.7%		9,340	11,286	8.0%	9.0%
Electronic Systems
Operating Income		8,820	6,782				15,924	13,169
Depreciation and Amortization		3,439	3,668				6,862	7,429
		12,259	10,450	15.0%	14.4%		22,786	20,598	14.2%	13.7%
Corporate General and Administrative Expenses (1)
Operating Loss		(4,398)	(4,246)				(10,034)	(9,064)
Depreciation and Amortization		2	33				9	70
Stock-Based Compensation Expense		1,342	985				3,164	1,985
		(3,054)	(3,228)				(6,861)	(7,009)
Adjusted EBITDA		$13,561	$13,727	9.6%	10.3%		$25,265	$24,875	9.1%	9.0%
Capital Expenditures
Structural Systems		$7,580	$4,540				$12,768	$6,594
Electronic Systems		1,030	407				2,463	754
Corporate Administration		648	—				648	—
Total Capital Expenditures		$9,258	$4,947				$15,879	$7,348

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.
Structural Systems
Structural Systems’ net revenues in the three months ended July 1, 2017 compared to the three months ended July 2, 2016 decreased $1.6 million primarily due to the following:

•
$5.0 million lower revenues in our commercial aerospace end-use markets mainly due to the winding down of a regional jet program and continued softness in demand in the business jet market; partially offset by

•	$3.4 million higher revenues in our military and space end-use markets mainly due to increased demand, which favorably impacted our helicopter platforms.
Structural Systems’ net revenues in the six months ended July 1, 2017 compared to the six months ended July 2, 2016 decreased $8.0 million primarily due to the following:

•
$12.1 million lower revenues in our commercial aerospace end-use markets mainly due to the winding down of a regional jet program and continued softness in demand in the business jet market; partially offset by

•	$4.1 million higher revenues in our military and space end-use markets mainly due to increased demand, which favorably impacted our helicopter platforms.

The Structural Systems segment operating income in the three and six months ended July 1, 2017 compared to the three and six months ended July 2, 2016 decreased $2.7 million and $2.8 million, respectively, primarily due to lower manufacturing volume and the impact of new program development.
Electronic Systems
Electronic Systems’ net revenues in the three months ended July 1, 2017 compared to the three months ended July 2, 2016 increased $9.1 million primarily due to the following:

•	$14.2 million higher revenues in our military and space end-use markets mainly due to increased demand, which favorably impacted our helicopter, fixed-wing, and missile platforms; partially offset by

•	$2.7 million lower revenues in our commercial aerospace end-use markets mainly due to continued softness in demand in the business jet market; and

•	$2.4 million lower revenues in our industrial end-use markets.
Electronic Systems’ net revenues in the six months ended July 1, 2017 compared to the six months ended July 2, 2016 increased $9.7 million primarily due to the following:

•
$19.8 million higher revenues in our military and space end-use markets mainly due to increased demand, which favorably impacted our helicopter and fixed-wing platforms, partially offset by the divestiture of our Miltec operation in March 2016. The net increase was partially offset by

•	$8.2 million lower revenues in our industrial end-use markets mainly due to the divestiture of our Pittsburgh operation in January 2016; and

•	$1.9 million lower revenues in our commercial aerospace end-use markets mainly due to continued softness in demand in the business jet market.
Electronic Systems’ segment operating income in the three and six months ended July 1, 2017 compared to the three and six months ended July 2, 2016 increased $2.0 million and $2.8 million, respectively, primarily due to higher manufacturing volume, partially offset by unfavorable product mix.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased $0.2 million in the three months ended July 1, 2017 compared to the three months ended July 2, 2016. The increase in CG&A expenses was primarily due to higher compensation and benefit costs.
CG&A expenses increased $1.0 million in the six months ended July 1, 2017 compared to the six months ended July 2, 2016 primarily due to higher compensation and benefit costs of $1.2 million partially offset by lower professional services fees.
Backlog
Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in industrial markets tends to be of a shorter duration and is generally fulfilled within a 3-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. $426.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of July 1, 2017 and December 31, 2016:

	(In thousands)
	Change	July 1, 2017	December 31, 2016
Consolidated Ducommun
Military and space
Defense electronics	$(6,488)	$191,088	$197,576
Defense structures	(7,735)	51,143	58,878
Commercial aerospace	20,334	337,005	316,671
Industrial	4,201	31,331	27,130
Total	$10,312	$610,567	$600,255
Structural Systems
Military and space (defense structures)	$(7,735)	$51,143	$58,878
Commercial aerospace	17,481	296,002	278,521
Total	$9,746	$347,145	$337,399
Electronic Systems
Military and space (defense electronics)	$(6,488)	$191,088	$197,576
Commercial aerospace	2,853	41,003	38,150
Industrial	4,201	31,331	27,130
Total	$566	$263,422	$262,856

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions)
	July 1,	December 31,
	2017	2016
Total debt, including long-term portion	$172.2	$170.0
Weighted-average interest rate on debt	3.12%	3.25%
Term Loan interest rate	3.15%	3.31%
Cash and cash equivalents	$7.4	$7.4
Unused Revolving Credit Facility	$186.8	$199.0
Our credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“Term Loan”), and a $200.0 million senior secured revolving credit facility (“Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “Credit Facilities”). We are required to make mandatory prepayments of amounts outstanding under the Term Loan. As of July 1, 2017, we were in compliance with all covenants required under the Credit Facilities. See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information. Subsequent to our quarter ended July 1, 2017, we entered into a technical amendment to the Credit Facilities on July 14, 2017 (“First Amendment”) which provides more flexibility to close certain qualified acquisitions permitted under the Credit Facilities.
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

Cash Flow Summary
Net cash provided by operating activities for the six months ended July 1, 2017 increased to $16.2 million, compared to $12.1 million in the six months ended July 2, 2016. The higher net cash generated during the first six months of 2017 was primarily due to higher accounts payable mainly due to timing of payments.
Net cash used in investing activities of $16.2 million for the six months ended July 1, 2017 compared to net cash provided by of $47.7 million in the six months ended July 2, 2016 primarily due to the prior year six month period included proceeds from the divestiture of our Pittsburgh and Miltec operations of approximately $55.3 million and purchases of property and equipment mainly to support the expansion of our Parsons, Kansas facility.
Net cash used in financing activities for the six months ended July 1, 2017 of $0.1 million was primarily due to net cash paid related to the issuance of common stock under stock plans partially offset by net borrowings on our credit facilities.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating leases and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three and six months ended July 1, 2017.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At July 1, 2017, we had total borrowings of $172.2 million under our Term Loan and Revolving Credit Facility that bear interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 1, 2017. The Company had previously reported a material weakness in internal control over financial reporting related to not maintaining effective controls related to the quarterly and annual accounting and disclosures for income taxes. This material weakness was described in Item 9A in the Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. As a result of the material weakness in the Company’s internal control over financial reporting, which was not remediated as of July 1, 2017, the CEO and CFO concluded the Company’s disclosure controls and procedures were not effective as of July 1, 2017.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our risk factors. There have been no material changes in the six months ended July 1, 2017 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

10.2
First Amendment to Credit Agreement, dated as of July 14, 2017, among Ducommun Incorporated, certain of its subsidiaries, Bank of America, N.A., as administrative agent, swingline lender and issuing bank, and other lenders party thereto.

*10.3	2007 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 29, 2010.

*10.4	2013 Stock Incentive Plan (Amended and Restated March 18, 2015). Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on April 22, 2015.

*10.5	Form of Stock Option Agreement for 2016 and earlier. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.

*10.6	Form of Stock Option Agreement for 2017 and after. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2016.

*10.7	Form of Performance Stock Unit Agreement for 2014 and 2015. Incorporated by reference to Exhibit 10.19 to Form 8-K dated April 28, 2014.

*10.8	Form of Performance Stock Unit Agreement for 2016. Incorporated by reference to Exhibit 10.6 to Form 10-Q for the period ended April 2, 2016.

*10.9	Form of Restricted Stock Unit Agreement for 2016 and earlier. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.

*10.10	Form of Restricted Stock Unit Agreement for 2017 and after. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2016.

*10.11	Form of Directors’ Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.

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

*10.13
Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Richard A. Baldridge	March 19, 2013
Gregory S. Churchill	March 19, 2013
Robert C. Ducommun	December 31, 1985
Dean M. Flatt	November 5, 2009
Douglas L. Groves	February 12, 2013
Jay L. Haberland	February 2, 2009
Stephen G. Oswald	January 23, 2017
Amy M. Paul	January 23, 2017
Robert D. Paulson	March 25, 2003
Anthony J. Reardon	January 8, 2008
Jerry L. Redondo	October 1, 2015
Rosalie F. Rogers	July 24, 2008
Christopher D. Wampler	January 1, 2016

*10.14	Ducommun Incorporated 2016 Bonus Plan. Incorporated by reference to Exhibit 99.3 to Form 8-K dated March 1, 2016.

*10.15	Ducommun Incorporated 2017 Bonus Plan. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 27, 2017.

*10.16	Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.

*10.17	Key Executive Severance Agreement between Ducommun Incorporated and Stephen G. Oswald dated January 23, 2017. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 27, 2017.

*10.18
Form of Key Executive Severance Agreement between Ducommun Incorporated and each of the individuals listed below. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 27, 2017. All of the Key Executive Severance Agreements are identical except for the name of the person and the address for notice:

Person	Date of Agreement
Douglas L. Groves	January 23, 2017
Amy M. Paul	January 23, 2017
Anthony J. Reardon	January 23, 2017
Jerry L. Redondo	January 23, 2017
Rosalie F. Rogers	January 23, 2017
Christopher D. Wampler	January 23, 2017

*10.19	Employment Letter Agreement dated January 3, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2017.

*10.20	Employment Letter Agreement dated December 19, 2016 between Ducommun Incorporated and Amy M. Paul. Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2016.

*10.21	Transition Services Letter Agreement dated January 10, 2017 between Ducommun Incorporated and James S. Heiser. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 16, 2017.

*10.22	Form of Performance Stock Unit Agreement for 2017. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the period ended April 1, 2017.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date: August 3, 2017	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2017	By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 3, 2017	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)