Form 10-Q
period 2017-09-30
DUCOMMUN INC /DE/
filed 2017-11-02
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2017, the registrant had 11,328,185 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$3,689	$7,432
Accounts receivable, net of allowance for doubtful accounts of $620 and $495 at September 30, 2017 and December 31, 2016, respectively	78,459	76,239
Inventories	137,157	119,896
Production cost of contracts	11,389	11,340
Other current assets	11,090	11,034
Total Current Assets	241,784	225,941
Property and equipment, net of accumulated depreciation of $143,662 and $135,484 at September 30, 2017 and December 31, 2016, respectively	114,034	101,590
Goodwill	117,435	82,554
Intangibles, net	117,285	101,573
Non-current deferred income taxes	286	286
Other assets	3,025	3,485
Total Assets	$593,849	$515,429
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$—	$3
Accounts payable	68,509	57,024
Accrued liabilities	29,799	29,279
Total Current Liabilities	98,308	86,306
Long-term debt, less current portion	222,394	166,896
Non-current deferred income taxes	31,253	31,417
Other long-term liabilities	17,245	18,707
Total Liabilities	369,200	303,326
Commitments and contingencies (Notes 12, 14)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,324,917 and 11,193,813 issued at September 30, 2017 and December 31, 2016, respectively	113	112
Additional paid-in capital	78,624	76,783
Retained earnings	151,880	141,287
Accumulated other comprehensive loss	(5,968)	(6,079)
Total Shareholders’ Equity	224,649	212,103
Total Liabilities and Shareholders’ Equity	$593,849	$515,429
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net Revenues	$138,690	$132,571	$415,925	$408,156
Cost of Sales	112,681	107,348	338,798	329,749
Gross Profit	26,009	25,223	77,127	78,407
Selling, General and Administrative Expenses	18,814	17,171	59,361	58,796
Operating Income	7,195	8,052	17,766	19,611
Interest Expense	(2,088)	(1,945)	(5,588)	(6,279)
Gain on Divestitures	—	—	—	18,815
Other Income	488	141	488	141
Income Before Taxes	5,595	6,248	12,666	32,288
Income Tax Expense	940	1,234	2,073	9,863
Net Income	$4,655	$5,014	$10,593	$22,425
Earnings Per Share
Basic earnings per share	$0.41	$0.45	$0.94	$2.01
Diluted earnings per share	$0.41	$0.44	$0.92	$1.99
Weighted-Average Number of Common Shares Outstanding
Basic	11,241	11,169	11,276	11,141
Diluted	11,486	11,310	11,556	11,261
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net Income	$4,655	$5,014	$10,593	$22,425
Other Comprehensive Income (Loss)
Amortization of actuarial losses and prior service costs, net of tax benefit of $74 and $71 for the three months ended September 30, 2017 and October 1, 2016, respectively, and $225 and $212 for the nine months ended September 30, 2017 and October 1, 2016, respectively	128	120	382	360
Change in unrealized gains and losses on cash flow hedges, net of tax of $17 and zero for the three months ended September 30, 2017 and October 1, 2016, respectively, and $161 and $326 for the nine months ended September 30, 2017 and October 1, 2016, respectively	(28)	—	(271)	(556)
Other Comprehensive Income (Loss)	100	120	111	(196)
Comprehensive Income	$4,755	$5,134	$10,704	$22,229
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Cash Flows from Operating Activities
Net Income	$10,593	$22,425
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	17,149	17,420
Gain on divestitures	—	(18,815)
Stock-based compensation expense	4,264	2,579
Deferred income taxes	(164)	(1,602)
Provision for (recovery of) doubtful accounts	125	(26)
Other	(2,217)	(4,923)
Changes in Assets and Liabilities:
Accounts receivable	(1,427)	5,777
Inventories	(15,529)	(15,055)
Production cost of contracts	(599)	(1,437)
Other assets	458	7,095
Accounts payable	13,801	19,586
Accrued and other liabilities	903	(5,453)
Net Cash Provided by Operating Activities	27,357	27,571
Cash Flows from Investing Activities
Purchases of property and equipment	(24,599)	(12,712)
Proceeds from sale of assets	3	—
Insurance recoveries related to property and equipment	288	—
Proceeds from divestitures	—	55,272
Payments for purchase of Lightning Diversion Systems, LLC, net of cash acquired	(59,178)	—
Net Cash (Used in) Provided by Investing Activities	(83,486)	42,560
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	320,500	29,700
Repayments of senior secured revolving credit facility	(255,800)	(29,700)
Repayments of senior unsecured notes and term loans	(10,000)	(65,000)
Repayments of other debt	(3)	(22)
Net cash paid upon issuance of common stock under stock plans	(2,311)	(1,097)
Net Cash Provided by (Used in) Financing Activities	52,386	(66,119)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,743)	4,012
Cash and Cash Equivalents at Beginning of Period	7,432	5,454
Cash and Cash Equivalents at End of Period	$3,689	$9,466
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.
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

Supplemental Cash Flow Information

	(In thousands) Nine Months Ended
	September 30, 2017	October 1, 2016
Interest paid	$4,867	$5,283
Taxes paid	$1,969	$5,539
Non-cash activities:
Purchases of property and equipment not paid	$890	$687
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
The net income, weighted-average number of common shares outstanding used to compute earnings per share, were as follows:

	(In thousands, except per share data) Three Months Ended		(In thousands, except per share data) Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$4,655	$5,014	$10,593	$22,425
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,241	11,169	11,276	11,141
Dilutive potential common shares	245	141	280	120
Diluted weighted-average common shares outstanding	11,486	11,310	11,556	11,261
Earnings per share
Basic	$0.41	$0.45	$0.94	$2.01
Diluted	$0.41	$0.44	$0.92	$1.99
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Stock options and stock units	166	515	142	617
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
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of September 30, 2017, all of our derivative instruments were designated as cash flow hedges.
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
Recently Issued Accounting Standards
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging” (“ASU 2017-12”), which intends to improve and simplify accounting rules around hedge accounting. ASU 2017-12 refines and expands hedge accounting for both financial (i.e., interest rate) and commodity risks. In addition, it creates more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. The new guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, which will be our interim period beginning January 1, 2019. Early adoption is permitted, including adoption in any interim period after the issuance of ASU 2017-12. We are evaluating the impact of this standard.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. It requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. Thus, it depicts the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. Companies have the option of applying the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)” (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance is effective for us beginning January 1, 2018 and provides us additional time to evaluate the impact that ASU 2014-09 will have on our condensed consolidated financial statements. We are in the process of completing the implementation phase of the project. We have noted that under ASU 2014-09, the percentage of completion, unit of delivery method of recognizing revenue is no longer a viable method for us and production costs will generally not be deferred. Instead, revenue will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). Given the nature of our products and terms and conditions in the majority of our contracts, our customer obtains control as we perform work under the contract. As such, most of our revenues will be recognized sooner as a result of changing to an over time method (i.e., cost-to-cost plus a reasonable profit) from a point-in-time method, which is our current method for recognizing revenue. This will result in eliminating the majority of our work-in-process and finished goods inventory and a significant increase in unbilled accounts receivables (i.e., contract assets). This change will also impact our information technology systems, systems of internal controls over financial reporting, and certain accounting policies, requiring the usage of more judgement in determining our revenue recognition. Further, we have selected a software solution and are in the process of implementing the software solution to comply with this new accounting standard. Finally, we will adopt the new accounting standard using the modified retrospective method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to certain captions on the balance sheet, including the opening balance of retained earnings in the first quarter of 2018.

Note 2. Business Combination
On September 11, 2017, we acquired 100.0% of the outstanding equity interests of Lightning Diversion Systems, LLC (“LDS”), a privately-held, worldwide leader in lightning protection systems serving the aerospace and defense industries, located in Huntington Beach, California. The acquisition of LDS is part of our strategy to enhance revenue growth by focusing on advanced proprietary technology on various aerospace and defense platforms.
The purchase price for LDS was $60.0 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid $61.4 million with the remaining $0.6 million paid in October 2017, subsequent to our quarter ended September 30, 2017. We preliminarily allocated the gross purchase price of $62.0 million to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase over the aggregate fair values is recorded as goodwill. The allocation is subject to revision as the estimates of fair value of current assets, non-current assets, identifiable intangible assets, and current liabilities are based on preliminary information and are subject to refinement. We are in the process of reviewing third party valuations of certain assets.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Estimated Fair Value
Cash	$2,223
Accounts receivable	918
Inventories	1,732
Other current assets	54
Property and equipment	138
Intangible assets	22,400
Goodwill	34,881
Total assets acquired	62,346
Current liabilities	(325)
Total liabilities assumed	(325)
Total preliminary purchase price allocation	$62,021

	Useful Life (In years)	Estimated Fair Value (In thousands)
Intangible assets:
Customer relationships	15	$21,100
Trade name	15	1,300
		$22,400
The intangible assets acquired of $22.4 million were preliminarily determined based on the estimated fair values using valuation techniques consistent with the income approach to measure fair value. The useful lives were estimated based on the underlying agreements or the future economic benefit expected to be received from the assets. The fair values of the identifiable intangible assets were estimated using several valuation methodologies, which represented Level 3 fair value measurements. The value for customer relationships was estimated based on a multi-period excess earnings approach, while the value for the trade name was assessed using the relief from royalty methodology. Further, we analyzed the technology acquired and concluded no fair value should be assigned to it.
The goodwill of $34.9 million arising from the acquisition is preliminarily attributable to the benefits we expect to derive from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, opportunities within new markets, and an acquired assembled workforce. All the goodwill was assigned to the Electronic Systems segment. Since the LDS acquisition, for tax purposes, was deemed an asset acquisition, the goodwill recognized is deductible for income tax purposes.
Acquisition related transaction costs are not included as components of consideration transferred but have been expensed as incurred. Total acquisition-related transaction costs incurred by us were $0.3 million in both the three months and nine months ended September 30, 2017 and charged to selling, general and administrative expenses.
LDS’ results of operations have been included in our condensed consolidated statements of income since the date of acquisition as part of the Electronic Systems segment. Pro forma results of operations of the LDS acquisition during the three and nine months ended September 30, 2017 have not been presented as the effect of the LDS acquisition was not material to our financial results.

Note 3. Restructuring Activities
Summary of 2015 Restructuring Plans
In September 2015, management approved and commenced implementation of several restructuring actions, including organizational re-alignment, consolidation and relocation of the New York facilities that was completed in December 2015, closure of the Houston facility that was completed in December 2015, and closure of the St. Louis facility that was completed in April 2016, all of which are part of our overall strategy to streamline operations. We have recorded cumulative expenses of $2.2 million for severance and benefits and loss on early exit from leases, which were charged to selling, general and administrative expenses. We do not expect to record additional expenses related to these restructuring plans.
As of September 30, 2017, we have accrued $0.4 million for loss on early exit from a lease in the Structural Systems segment.

Summary of 2016 Restructuring Plan
In May 2016, management approved and commenced implementation of the closure of one of our Tulsa facilities that was completed in June 2016, and was part of our overall strategy to streamline operations. We have recorded cumulative expenses of $0.2 million for severance and benefits and loss on early exit from a lease, which were charged to selling, general and administrative expenses. We do not expect to record additional expenses related to this restructuring plan.
As of September 30, 2017, we have accrued $0.1 million for loss on early exit from a lease in the Electronic Systems segment.
Our restructuring activities in the nine months ended September 30, 2017 were as follows (in thousands):

	December 31, 2016	Nine Months Ended September 30, 2017			September 30, 2017
	Balance	Charges	Cash Payments	Change in Estimates	Balance
Lease termination	$654	$—	$(235)	$64	$483
Ending balance	$654	$—	$(235)	$64	$483
Summary of 2017 Restructuring Plan
Subsequent to our quarter ended September 30, 2017, in November 2017, management approved and commenced a restructuring plan that is expected to increase operating efficiencies. We currently estimate this initiative will result in $22.0 million to $25.0 million in total pre-tax restructuring charges through 2018, with an estimate of $10.5 million to be recorded during the fourth quarter of 2017. Of these charges, we estimate $9.0 million to $10.0 million are expected to be cash payments for employee separation and other consolidation related expenses with the remaining $13.0 million to $15.0 million expected to be non-cash charges for write-down of inventory and impairment of long-lived assets. On an annualized basis, beginning in 2019, we estimate these restructuring actions will result in total savings of $14.0 million.

Note 4. Fair Value Measurements
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
Our financial instruments consist primarily of cash and cash equivalents and interest rate cap derivatives designated as cash flow hedging instruments. Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of September 30, 2017				As of December 31, 2016
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Money market funds(1)	$96	$—	$—	$96	$3,751	$—	$—	$3,751
Interest rate cap hedges(2)	—	122	—	122	—	553	—	553
Total Assets	$96	$122	$—	$218	$3,751	$553	$—	$4,304
(1) Included as cash and cash equivalents.
(2) Interest rate cap hedge premium included as other current assets and other assets.

The fair value of the interest rate cap hedge agreements was determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended September 30, 2017.

Note 5. Financial Instruments
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
Our interest rate cap hedges were designated as cash flow hedges and deemed highly effective at the inception of the hedges. These interest rate cap hedges mature concurrently with the term loan in June 2020. During the three months ended September 30, 2017, the interest rate cap hedges continued to be highly effective and zero, net of tax, was recognized in other comprehensive income. No amount was recorded in the condensed consolidated income statements during the three months ended September 30, 2017. See Note 9.
The recorded fair value of the derivative financial instruments on the condensed consolidated balance sheets were as follows:

	(In thousands) September 30, 2017		(In thousands) December 31, 2016
	Other Current Assets	Other Long Term Assets	Other Current Assets	Other Long Term Assets
Derivatives Designated as Hedging Instruments
Cash Flow Hedges:
Interest rate cap premiums	$—	$122	$—	$553
Total Derivatives	$—	$122	$—	$553

Note 6. Inventories
Inventories consisted of the following:

	(In thousands)
	September 30, 2017	December 31, 2016
Raw materials and supplies	$70,787	$64,650
Work in process	66,689	56,806
Finished goods	12,275	9,180
	149,751	130,636
Less progress payments	12,594	10,740
Total	$137,157	$119,896
We net progress payments from customers related to inventory purchases against inventories on the condensed consolidated balance sheets.

Note 7. Goodwill
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
The carrying amounts of our goodwill, all in our Electronic Systems segment, were as follows:

(In thousands)
Gross goodwill	$164,276
Accumulated goodwill impairment	(81,722)
Balance at December 31, 2016	82,554
Goodwill from acquisition during the period	34,881
Balance at September 30, 2017	$117,435

Note 8. Accrued Liabilities
The components of accrued liabilities were as follows:

	(In thousands)
	September 30, 2017	December 31, 2016
Accrued compensation	$17,259	$15,455
Accrued income tax and sales tax	1,161	332
Customer deposits	3,798	3,204
Provision for forward loss reserves	2,025	4,780
Other	5,556	5,508
Total	$29,799	$29,279

Note 9. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	September 30, 2017	December 31, 2016
Term loan	$160,000	$170,000
Revolving credit facility	64,700	—
Other debt (fixed 5.41%)	—	3
Total debt	224,700	170,003
Less current portion	—	3
Total long-term debt	224,700	170,000
Less debt issuance costs	2,306	3,104
Total long-term debt, net of debt issuance costs	$222,394	$166,896
Weighted-average interest rate	3.43%	3.25%

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
Further, we are required to make mandatory prepayments of amounts outstanding under the Term Loan. The mandatory prepayments will be made quarterly, equal to 5.0% per year of the original aggregate principal amount during the first two years and increase to 7.5% per year during the third year, and increase to 10.0% per year during the fourth year and fifth years, with the remaining balance payable on June 26, 2020. The loans under the Revolving Credit Facility are due on June 26, 2020. As of September 30, 2017, we were in compliance with all covenants required under the Credit Facilities.
In addition, we incurred $4.8 million of debt issuance costs related to the Credit Facilities and those costs were capitalized and are being amortized over the five year life of the Credit Facilities.
On July 14, 2017, we entered into a technical amendment to the Credit Facilities (“First Amendment”) which provides more flexibility to close certain qualified acquisitions permitted under the Credit Facilities.
We made voluntary principal prepayments of zero and $10.0 million under the Term Loan during the three and nine months ended September 30, 2017, respectively.
On September 11, 2017, we acquired LDS for a purchase price of $60.0 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid $61.4 million in cash by drawing down on the Revolving Credit Facility. The remaining $0.6 million was paid in October 2017 in cash, also by drawing down on the Revolving Credit Facility. See Note 2 for further information.
As of September 30, 2017, we had $134.5 million of unused borrowing capacity under the Revolving Credit Facility, after deducting $64.7 million for draw down on the Revolving Credit Facility and $0.8 million for standby letters of credit.
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
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges. See Note 5 for further discussion.
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

Note 10. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At September 30, 2017 and December 31, 2016, no preferred shares were issued or outstanding.

Note 11. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$133	$133	$398	$399
Interest cost	332	341	997	1,025
Expected return on plan assets	(382)	(370)	(1,147)	(1,111)
Amortization of actuarial losses	202	191	607	572
Net periodic pension cost	$285	$295	$855	$885

The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three and nine months ended September 30, 2017 were as follows:

	(In thousands)
	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Amortization of actuarial losses - total before tax (1)	$(202)	$(607)
Tax benefit	74	225
Net of tax	$(128)	$(382)

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

Note 12. Indemnifications
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

Note 13. Income Taxes
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
We recorded income tax expense of $0.9 million (effective tax rate of 16.8%) for the three months ended September 30, 2017 compared to $1.2 million (effective tax rate of 19.8%) for the three months ended October 1, 2016. The decrease in the effective tax rate for the three months ended September 30, 2017 compared to the three months ended October 1, 2016 was primarily due to tax benefits recognized from additional U.S. Federal research and development tax credits. FASB ASU 2016-09 became effective beginning January 1, 2017 and required all the tax effects related to share-based payments be recorded through the income statement. This could result in fluctuations in our effective tax rate from period to period, depending on the number of awards exercised and/or vested in the quarter as well as the volatility of our stock price. During the current year three month period, we recognized tax benefits from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes of $0.1 million, which decreased our effective tax rate by 0.6%.
We recorded income tax expense of $2.1 million (effective tax rate of 16.4%) for the nine months ended September 30, 2017 compared to $9.9 million (effective tax rate of 30.5%) for the nine months ended October 1, 2016. The decrease in the effective tax rate for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016 was primarily due to the preliminary gain on divestitures of our Pittsburgh and Miltec operations of $18.8 million, which resulted in a higher state tax liability, compared to the current year nine month period. In addition, during the current year nine month period, we recognized tax benefits from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes of $0.6 million, which decreased the effective tax rate by 4.8%, and we recognized additional tax benefits from U.S. Federal research and development tax credits.
Our total amount of unrecognized tax benefits was $3.7 million and $3.0 million as of September 30, 2017 and December 31, 2016, respectively. If recognized, $2.4 million would affect the effective tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
In 2016, the Internal Revenue Service (“IRS”) commenced an audit of our 2014 and 2015 tax years. Although the outcome of tax examinations cannot be predicted with certainty, we believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.

Note 14. Contingencies
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both September 30, 2017 and December 31, 2016, which is reflected in other long-term liabilities on its condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. Ducommun has established an accrual for its estimated liability, in connection with the West Covina landfill of $0.4 million at September 30, 2017, which is reflected in other long-term liabilities on its condensed consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Note 15. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, Structural Systems and Electronic Systems, each of which is a reportable operating segment.

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net Revenues
Structural Systems	$59,685	$60,931	$176,372	$185,642
Electronic Systems	79,005	71,640	239,553	222,514
Total Net Revenues	$138,690	$132,571	$415,925	$408,156
Segment Operating Income
Structural Systems	$3,466	$5,893	$8,147	$13,347
Electronic Systems	8,234	6,600	24,158	19,769
	11,700	12,493	32,305	33,116
Corporate General and Administrative Expenses (1)	(4,505)	(4,441)	(14,539)	(13,505)
Operating Income	$7,195	$8,052	$17,766	$19,611
Depreciation and Amortization Expenses
Structural Systems	$2,220	$2,851	$6,879	$6,683
Electronic Systems	3,345	3,232	10,207	10,661
Corporate Administration	54	6	63	76
Total Depreciation and Amortization Expenses	$5,619	$6,089	$17,149	$17,420
Capital Expenditures
Structural Systems	$4,449	$3,555	$17,217	$10,149
Electronic Systems	1,793	947	4,256	1,701
Corporate Administration	127	—	775	—
Total Capital Expenditures	$6,369	$4,502	$22,248	$11,850

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.
Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(In thousands)
	September 30, 2017	December 31, 2016
Total Assets
Structural Systems	$207,413	$175,580
Electronic Systems	376,569	325,780
Corporate Administration (1)	9,867	14,069
Total Assets	$593,849	$515,429
Goodwill and Intangibles
Structural Systems	$3,063	$3,745
Electronic Systems	231,657	180,382
Total Goodwill and Intangibles	$234,720	$184,127

(1)	Includes assets not specifically identified to or allocated to either the Structural Systems or Electronic Systems operating segments, including cash and cash equivalents.

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
Third quarter 2017 highlights:

•	Revenues of $138.7 million

•	Net income of $4.7 million, or $0.41 per diluted share

•	Adjusted EBITDA of $14.5 million

•	Backlog of $655.3 million

•	Completed the acquisition of Lightning Diversion Systems, LLC
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, and restructuring charges (“Adjusted EBITDA”) was $14.5 million and $14.9 million for the three months ended September 30, 2017 and October 1, 2016, respectively.
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

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Stock-based compensation may be useful to our investors for determining current cash flow;

•	Gain on divestitures may be useful to our investors in evaluating our on-going operating performance; and

•	Restructuring charges may be useful to our investors in evaluating our core operating performance.
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$4,655	$5,014	$10,593	$22,425
Interest expense	2,088	1,945	5,588	6,279
Income tax expense	940	1,234	2,073	9,863
Depreciation	3,243	3,249	9,910	10,002
Amortization	2,376	2,840	7,239	7,418
Stock-based compensation expense	1,100	594	4,264	2,579
Gain on divestitures	—	—	—	(18,815)
Restructuring charges	64	—	64	—
Adjusted EBITDA	$14,466	$14,876	$39,731	$39,751
% of net revenues	10.4%	11.2%	9.6%	9.7%

Results of Operations
Third Quarter of 2017 Compared to Third Quarter of 2016
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Three Months Ended				(in thousands, except per share data) Nine Months Ended
	September 30, 2017	% of Net Revenues	October 1, 2016	% of Net Revenues	September 30, 2017	% of Net Revenues	October 1, 2016	% of Net Revenues
Net Revenues	$138,690	100.0%	$132,571	100.0%	$415,925	100.0%	$408,156	100.0%
Cost of Sales	112,681	81.2%	107,348	81.0%	338,798	81.5%	329,749	80.8%
Gross Profit	26,009	18.8%	25,223	19.0%	77,127	18.5%	78,407	19.2%
Selling, General and Administrative Expenses	18,814	13.6%	17,171	12.9%	59,361	14.3%	58,796	14.4%
Operating Income	7,195	5.2%	8,052	6.1%	17,766	4.2%	19,611	4.8%
Interest Expense	(2,088)	(1.5)%	(1,945)	(1.5)%	(5,588)	(1.3)%	(6,279)	(1.5)%
Other Income	488	0.4%	141	0.1%	488	0.1%	141	—%
Gain on Divestitures	—	—%	—	—%	—	—%	18,815	4.6%
Income Before Taxes	5,595	4.1%	6,248	4.7%	12,666	3.0%	32,288	7.9%
Income Tax Expense	940	nm	1,234	nm	2,073	nm	9,863	nm
Net Income	$4,655	3.4%	$5,014	3.8%	$10,593	2.5%	$22,425	5.5%

Effective Tax Rate	16.8%	nm	19.8%	nm	16.4%	nm	30.5%	nm
Diluted Earnings Per Share	$0.41	nm	$0.44	nm	$0.92	nm	$1.99	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the first fiscal three and nine months of 2017 and 2016, respectively, were as follows:

	Three Months Ended					Nine Months Ended
		(In thousands)		% of Net Revenues			(In thousands)		% of Net Revenues
	Change	September 30 2017	October 1, 2016	September 30 2017	October 1, 2016	Change	September 30 2017	October 1, 2016	September 30 2017	October 1, 2016
Consolidated Ducommun
Military and space
Defense electronics	$7,740	$50,259	$42,519	36.3%	32.1%	$27,514	$153,728	$126,214	37.0%	30.9%
Defense structures	318	12,534	12,216	9.0%	9.2%	4,434	42,041	37,607	10.1%	9.2%
Commercial aerospace	(2,842)	60,923	63,765	43.9%	48.1%	(16,820)	176,643	193,463	42.5%	47.4%
Industrial	903	14,974	14,071	10.8%	10.6%	(7,359)	43,513	50,872	10.4%	12.5%
Total	$6,119	$138,690	$132,571	100.0%	100.0%	$7,769	$415,925	$408,156	100.0%	100.0%

Structural Systems
Military and space (defense structures)	$318	$12,534	$12,216	21.0%	20.0%	$4,434	$42,041	$37,607	23.8%	20.3%
Commercial aerospace	(1,564)	47,151	48,715	79.0%	80.0%	(13,704)	134,331	148,035	76.2%	79.7%
Total	$(1,246)	$59,685	$60,931	100.0%	100.0%	$(9,270)	$176,372	$185,642	100.0%	100.0%

Electronic Systems
Military and space (defense electronics)	$7,740	$50,259	$42,519	63.6%	59.4%	$27,514	$153,728	$126,214	64.1%	56.7%
Commercial aerospace	(1,278)	13,772	15,050	17.4%	21.0%	(3,116)	42,312	45,428	17.7%	20.4%
Industrial	903	14,974	14,071	19.0%	19.6%	(7,359)	43,513	50,872	18.2%	22.9%
Total	$7,365	$79,005	$71,640	100.0%	100.0%	$17,039	$239,553	$222,514	100.0%	100.0%
Net revenues for the three months ended September 30, 2017 were $138.7 million, compared to $132.6 million for the three months ended October 1, 2016. The year-over-year increase was primarily due to the following:

•	$8.1 million higher revenues in our military and space end-use markets mainly due to increased demand, which favorably impacted our fixed-wing, missile, and helicopter platforms; and

•	$0.9 million higher revenues in our industrial end-use markets; partially offset by

•	$2.8 million lower revenues in our commercial aerospace end-use markets mainly due to the winding down of a regional jet program and continued softness in demand within the business jet market.
Net revenues for the nine months ended September 30, 2017 were $415.9 million, compared to $408.2 million for the nine months ended October 1, 2016. The year-over-year increase was primarily due to the following:

•
$31.9 million higher revenues in our military and space end-use markets mainly due to increased demand, which favorably impacted our helicopter and fixed-wing platforms, partially offset by the divestiture of our Miltec operation in March 2016. The net increase was partially offset by

•	$16.8 million lower revenues in our commercial aerospace end-use markets mainly due to the winding down of a regional jet program and continued softness in demand within the business jet market; and

•	$7.4 million lower revenues in our industrial end-use markets mainly due to exiting certain Industrial customers and the divestiture of our Pittsburgh operation in January 2016.

Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Boeing Company	17.1%	18.1%	16.6%	17.8%
Lockheed Martin Corporation	5.7%	6.6%	5.7%	5.7%
Raytheon Company	14.3%	8.6%	14.1%	7.3%
Spirit Aerosystems Holdings, Inc.	8.0%	8.3%	7.6%	8.2%
United Technologies Corporation	4.5%	5.3%	5.0%	4.9%
Total top ten customers (1)	64.3%	61.0%	62.8%	57.3%

(1)
Includes the Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed Martin”), Raytheon Company (“Raytheon”), Spirit Aerosystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”).

Boeing, Lockheed Martin, Raytheon, Spirit, and United Technologies represented the following percentages of total accounts receivable:

	September 30, 2017	December 31, 2016
Boeing	15.4%	7.8%
Lockheed Martin	4.8%	2.9%
Raytheon	6.2%	10.9%
Spirit	10.9%	9.0%
United Technologies	3.0%	7.8%
The net revenues and accounts receivable from Boeing, Lockheed Martin, Raytheon, Spirit, and United Technologies are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin as a percentage of net revenues decreased year-over-year in the three months ended September 30, 2017 to 18.8% compared to the three months ended October 1, 2016 of 19.0% primarily due to unfavorable product mix, partially offset by lower manufacturing costs as a result of ongoing cost reduction initiatives.
Gross profit margin as a percentage of net revenues decreased year-over-year in the nine months ended September 30, 2017 to 18.5% compared to the nine months ended October 1, 2016 of 19.2% primarily due to unfavorable product mix, partially offset by lower manufacturing costs as a result of ongoing cost reduction initiatives and higher manufacturing volume.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $1.6 million year-over-year in the three months ended September 30, 2017 compared to the three months ended October 1, 2016 primarily due to higher compensation and benefit costs of $1.5 million.
SG&A expenses increased $0.6 million year-over-year in the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016 primarily due to higher compensation and benefit costs of $2.0 million, partially offset by a decrease due to the divestitures of our Pittsburgh and Miltec operations and closure of certain facilities of $1.3 million.
Interest Expense
Interest expense increased year-over-year in the three months ended September 30, 2017 compared to the three months ended October 1, 2016 primarily due to a higher utilization of the Revolving Credit Facility balance in the current three month period, including the acquisition of Lightning Diversion Systems, LLC (“LDS”), partially offset by a lower Term Loan balance as a result of voluntary principal prepayments on our credit facilities.
Interest expense decreased year-over-year in the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016 primarily due to a lower outstanding Term Loan balance as a result of voluntary principal prepayments on our credit facilities, partially offset by higher utilization of the Revolving Credit Facility in the current nine month period, including the acquisition of LDS.

Gain on Divestitures
There was no gain on divestitures during the three and nine months ended September 30, 2017. The gain on divestitures for the three and nine months ended October 1, 2016 consisted of the divestitures during the first quarter of 2016 of our Pittsburgh operation with a pretax gain of $18.3 million and our Miltec operation with a preliminary pretax gain of $0.5 million. (see Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).
Income Tax Expense
We recorded income tax expense of $0.9 million (effective tax rate of 16.8%) for the three months ended September 30, 2017 compared to $1.2 million (effective tax rate of 19.8%) for the three months ended October 1, 2016. The decrease in the effective tax rate for the three months ended September 30, 2017 compared to the three months ended October 1, 2016 was primarily due to tax benefits recognized from additional U.S. Federal research and development tax credits. FASB ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” became effective beginning January 1, 2017 and required all of the tax effects related to share-based payments to be recorded through the income statement. This could result in fluctuations in our effective tax rate from period to period, depending on the number of awards exercised and/or vested in the quarter as well as the volatility of our stock price. During the current year three month period, we recognized tax benefits from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes of $0.1 million, which decreased the effective tax rate by 0.6%.
We recorded income tax expense of $2.1 million (effective tax rate of 16.4%) for the nine months ended September 30, 2017 compared to $9.9 million (effective tax rate of 30.5%) for the nine months ended October 1, 2016. The decrease in the effective tax rate for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016 was primarily due to the preliminary gain on divestitures of our Pittsburgh and Miltec operations of $18.8 million, which resulted in a higher state tax liability, compared to the current nine month period. In addition, during the current nine month period, we recognized tax benefits from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes of $0.6 million, which decreased the effective tax rate by 4.8%, and we recognized additional tax benefits from U.S. Federal research and development tax credits.
Our total amount of unrecognized tax benefits was $3.7 million and $3.0 million as of September 30, 2017 and December 31, 2016, respectively. If recognized, $2.4 million would affect the effective tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
In 2016, the Internal Revenue Service (“IRS”) commenced an audit of our 2014 and 2015 tax years. Although the outcome of tax examinations cannot be predicted with certainty, we believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.
Net Income and Earnings per Share
Net income and earnings per share for the three months ended September 30, 2017 were $4.7 million, or $0.41 per diluted share, compared to $5.0 million, or $0.44 per diluted share, for the three months ended October 1, 2016. The decrease in net income for the three months ended September 30, 2017 compared to the three months ended October 1, 2016 was primarily due to the following:

•	$1.6 million higher SG&A expense; partially offset by

•	$0.3 million of lower income tax expense.
Net income and earnings per share for the nine months ended September 30, 2017 were $10.6 million, or $0.92 per diluted share, compared to $22.4 million, or $1.99 per diluted share, for the nine months ended October 1, 2016. The decrease in net income for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016 was primarily due to the following:

•	The prior year included a preliminary pre-tax gain on divestitures of our Pittsburgh and Miltec operations of $18.8 million; partially offset by

•	$7.8 million lower income tax expense.
Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Structural Systems and Electronic Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three Months Ended					Nine Months Ended
	%	(In thousands)		% of Net Revenues		%	(In thousands)		% of Net Revenues
	Change	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016	Change	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net Revenues
Structural Systems	(2.0)%	$59,685	$60,931	43.0%	46.0%	(5.0)%	$176,372	$185,642	42.4%	45.5%
Electronic Systems	10.3%	79,005	71,640	57.0%	54.0%	7.7%	239,553	222,514	57.6%	54.5%
Total Net Revenues	4.6%	$138,690	$132,571	100.0%	100.0%	1.9%	$415,925	$408,156	100.0%	100.0%
Segment Operating Income
Structural Systems		$3,466	$5,893	5.8%	9.7%		$8,147	$13,347	4.6%	7.2%
Electronic Systems		8,234	6,600	10.4%	9.2%		24,158	19,769	10.1%	8.9%
		11,700	12,493				32,305	33,116
Corporate General and Administrative Expenses (1)		(4,505)	(4,441)	(3.2)%	(3.3)%		(14,539)	(13,505)	(3.5)%	(3.3)%
Total Operating Income		$7,195	$8,052	5.2%	6.1%		$17,766	$19,611	4.3%	4.8%
Adjusted EBITDA
Structural Systems
Operating Income		$3,466	$5,893				$8,147	$13,347
Other Income		200	141				200	141
Depreciation and Amortization		2,220	2,851				6,879	6,683
Restructuring Charges		64	—				64	—
		5,950	8,885	10.0%	14.6%		15,290	20,171	8.7%	10.9%
Electronic Systems
Operating Income		8,234	6,600				24,158	19,769
Other Income		288	—				288	—
Depreciation and Amortization		3,345	3,232				10,207	10,661
		11,867	9,832	15.0%	13.7%		34,653	30,430	14.5%	13.7%
Corporate General and Administrative Expenses (1)
Operating Loss		(4,505)	(4,441)				(14,539)	(13,505)
Depreciation and Amortization		54	6				63	76
Stock-Based Compensation Expense		1,100	594				4,264	2,579
		(3,351)	(3,841)				(10,212)	(10,850)
Adjusted EBITDA		$14,466	$14,876	10.4%	11.2%		$39,731	$39,751	9.6%	9.7%
Capital Expenditures
Structural Systems		$4,449	$3,555				$17,217	$10,149
Electronic Systems		1,793	947				4,256	1,701
Corporate Administration		127	—				775	—
Total Capital Expenditures		$6,369	$4,502				$22,248	$11,850

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.
Structural Systems
Structural Systems’ net revenues in the three months ended September 30, 2017 compared to the three months ended October 1, 2016 decreased $1.2 million primarily due to the following:

•
$1.6 million lower revenues in our commercial aerospace end-use markets mainly due to the winding down of a regional jet program and continued softness in demand within the business jet market; partially offset by

•	$0.3 million higher revenues in our military and space end-use markets mainly due to increased demand, which favorably impacted our helicopter platforms.
Structural Systems’ net revenues in the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016 decreased $9.3 million primarily due to the following:

•
$13.7 million lower revenues in our commercial aerospace end-use markets mainly due to the winding down of a regional jet program and continued softness in demand within the business jet market; partially offset by

•	$4.4 million higher revenues in our military and space end-use markets mainly due to increased demand, which favorably impacted our helicopter platforms.
The Structural Systems segment operating income in the three and nine months ended September 30, 2017 compared to the three and nine months ended October 1, 2016 decreased $2.4 million and $5.2 million, respectively, primarily due to the impact of new program development on large airframe platforms and lower manufacturing volume.
Electronic Systems
Electronic Systems’ net revenues in the three months ended September 30, 2017 compared to the three months ended October 1, 2016 increased $7.4 million primarily due to the following:

•	$7.7 million higher revenues in our military and space end-use markets mainly due to increased demand, which favorably impacted our fixed-wing, missile, and helicopter platforms; and

•	$0.9 million higher revenues in our Industrial end-use markets; partially offset by

•	$1.3 million lower revenues in our commercial aerospace end-use markets mainly due to continued softness in demand in the business jet market.
Electronic Systems’ net revenues in the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016 increased $17.0 million primarily due to the following:

•
$27.5 million higher revenues in our military and space end-use markets mainly due to increased demand, which favorably impacted our fixed-wing, helicopter, and missile platforms, partially offset by the divestiture of our Miltec operation in March 2016. The net increase was partially offset by

•	$7.4 million lower revenues in our Industrial end-use markets mainly due to exiting certain Industrial customers and the divestiture of our Pittsburgh operation in January 2016; and

•	$3.1 million lower revenues in our commercial aerospace end-use markets mainly due to continued softness in demand in the business jet market.
Electronic Systems’ segment operating income in the three and nine months ended September 30, 2017 compared to the three and nine months ended October 1, 2016 increased $1.6 million and $4.4 million, respectively, primarily due to higher manufacturing volume and lower manufacturing costs as a result of ongoing cost reduction initiatives, partially offset by unfavorable product mix.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased $0.1 million in the three months ended September 30, 2017 compared to the three months ended October 1, 2016.
CG&A expenses increased $1.0 million in the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016 primarily due to higher compensation and benefit costs of $2.5 million, partially offset by lower professional services fees of $1.3 million.
Backlog
Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in industrial markets tends to be of a shorter duration and is generally fulfilled within a 3-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. $427.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of September 30, 2017 and December 31, 2016:

	(In thousands)
	Change	September 30, 2017	December 31, 2016
Consolidated Ducommun
Military and space
Defense electronics	$(7,745)	$189,831	$197,576
Defense structures	7,727	66,605	58,878
Commercial aerospace	44,019	367,408	323,389
Industrial	4,355	31,485	27,130
Total	$48,356	$655,329	$606,973
Structural Systems
Military and space (defense structures)	$7,727	$66,605	$58,878
Commercial aerospace	31,253	316,492	285,239
Total	$38,980	$383,097	$344,117
Electronic Systems
Military and space (defense electronics)	$(7,745)	$189,831	$197,576
Commercial aerospace	12,766	50,916	38,150
Industrial	4,355	31,485	27,130
Total	$9,376	$272,232	$262,856

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions)
	September 30,	December 31,
	2017	2016
Total debt, including long-term portion	$224.7	$170.0
Weighted-average interest rate on debt	3.43%	3.25%
Term Loan interest rate	3.44%	3.31%
Cash and cash equivalents	$3.7	$7.4
Unused Revolving Credit Facility	$134.5	$199.0
Our credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“Term Loan”), and a $200.0 million senior secured revolving credit facility (“Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “Credit Facilities”). We are required to make mandatory prepayments of amounts outstanding under the Term Loan. As of September 30, 2017, we were in compliance with all covenants required under the Credit Facilities. See Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information. On July 14, 2017, we entered into a technical amendment to the Credit Facilities (“First Amendment”) which provides more flexibility to close certain qualified acquisitions permitted under the Credit Facilities.
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges.
On September 11, 2017, we acquired LDS for a purchase price of $60.0 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid $61.4 million in cash by drawing down on the Revolving Credit Facility. The remaining $0.6 million was paid in October 2017 in cash, also by drawing down on the Revolving Credit Facility. See Note 2 for further information.
We expect to spend a total of $26.0 million to $30.0 million for capital expenditures in 2017 financed by cash generated from operations, principally to support the expansion of our Parsons, Kansas facility and new contract awards at Structural Systems and Electronic Systems. As part of our strategic plan to become a Tier 2 supplier and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
We believe the ongoing aerospace and defense subcontractor consolidation makes acquisitions an increasingly important component of our future growth. We will continue to make prudent acquisitions and capital expenditures for manufacturing equipment and facilities to support long-term contracts for commercial and military aircraft and defense programs.
We continue to depend on operating cash flow and the availability of our Credit Facilities to provide short-term liquidity. Cash generated from operations and bank borrowing capacity is expected to provide sufficient liquidity to meet our obligations during the next twelve months.

Cash Flow Summary
Net cash provided by operating activities for the nine months ended September 30, 2017 decreased to $27.4 million, compared to $27.6 million for the nine months ended October 1, 2016. The lower net cash generated during the first nine months of 2017 was primarily due to lower net income, partially offset by higher accounts payable mainly due to the timing of payments.
Net cash used in investing activities of $83.5 million for the nine months ended September 30, 2017 compared to net cash provided by of $42.6 million in the nine months ended October 1, 2016 primarily due to the payments for the purchase of LDS, net of cash acquired of $59.2 million in the current year nine month period compared to the prior year nine month period which included proceeds from the divestiture of our Pittsburgh and Miltec operations of approximately $55.3 million and purchases of property and equipment mainly to support the expansion of our Parsons, Kansas facility.
Net cash provided by financing activities for the nine months ended September 30, 2017 of $52.4 million was primarily due to net borrowings from the Revolving Credit Facility that was used for the purchase of LDS, partially offset by repayments on the Credit Facilities.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating leases and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three and nine months ended September 30, 2017.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At September 30, 2017, we had total borrowings of $224.7 million under our Term Loan and Revolving Credit Facility that bear interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. The Company had previously reported a material weakness in internal control over financial reporting related to not maintaining effective controls related to the quarterly and annual accounting and disclosures for income taxes. This material weakness was described in Item 9A in the Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. As a result of the material weakness in the Company’s internal control over financial reporting, which was not remediated as of September 30, 2017, the CEO and CFO concluded the Company’s disclosure controls and procedures were not effective as of September 30, 2017.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our risk factors. There have been no material changes in the nine months ended September 30, 2017 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Mine Safety Disclosures
Not applicable.

Item 6. Exhibits
2.1 Agreement and Plan of Merger, dated as of April 3, 2011, among Ducommun Incorporated, DLBMS, Inc. and LaBarge, Inc. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 5, 2011.
2.2 Agreement and Plan of Merger, dated as of September 11, 2017, among Ducommun LaBarge Technologies, Inc., LS Holdings Company LLC, and DLS Company LLC. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 11, 2017.
2.3 Stock Purchase Agreement dated January 22, 2016, by and among Ducommun Incorporated, Ducommun LaBarge Technologies, Inc., as Seller, LaBarge Electronics, Inc., and Intervala, LLC, as Buyer. Incorporated by reference to Exhibit 2.1 to Form 8-K dated January 25, 2016.
2.4 Stock Purchase Agreement dated February 24, 2016, by and between Ducommun LaBarge Technologies, Inc., as Seller, and General Atomics, as Buyer. Incorporated by reference to Exhibit 2.1 to Form 8-K dated February 24, 2016.

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
3.3 Bylaws as amended and restated on March 19, 2013. Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 22, 2013.
3.4 Amendment to Bylaws dated January 5, 2017. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 9, 2017.
10.1 Credit Agreement, dated as of June 26, 2015, among Ducommun Incorporated, certain of its subsidiaries, Bank of America, N.A., as administrative agent, swingline lender and issuing bank, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 26, 2015.
10.2 First Amendment to Credit Agreement, dated as of July 14, 2017, among Ducommun Incorporated, certain of its subsidiaries, Bank of America, N.A., as administrative agent, swingline lender and issuing bank, and other lenders party thereto. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended July 1, 2017.
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
*10.6 Form of Stock Option Agreement for 2017 and after. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2016.
*10.7 Form of Performance Stock Unit Agreement for 2014 and 2015. Incorporated by reference to Exhibit 10.19 to Form 10-Q dated April 28, 2014.
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

Date: November 1, 2017	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2017	By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 1, 2017	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)