Form 10-K
period 2017-12-31
DUCOMMUN INC /DE/
filed 2018-02-28
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 1, 2017 was $357 million.
The number of shares of common stock outstanding on February 14, 2018 was 11,340,653.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference:
(a) Proxy Statement for the 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”), incorporated partially in Part III hereof.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on the beliefs and assumptions of our management. Generally, forward-looking statements include information concerning our possible or assumed future actions, events or results of operations. Forward-looking statements specifically include, without limitation, the information in this Form 10-K regarding: future sales, earnings, cash flow, uses of cash and other measures of financial performance, projections or expectations for future operations, our plans with respect to restructuring activities, completed acquisitions, future acquisitions and dispositions and expected business opportunities that may be available to us.
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
The information in this Form 10-K is not a complete description of our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Risk Factors contained within Part I, Item 1A of this Form 10-K and the following:

•	our ability to manage and otherwise comply with our covenants with respect to our outstanding indebtedness;

•	our ability to service our indebtedness;

•	our acquisitions, business combinations, joint ventures, divestitures, or restructuring activities may entail certain operational and financial risks;

•	the cyclicality of our end-use markets and the level of new commercial and military aircraft orders;

•	industry and customer concentration;

•	production rates for various commercial and military aircraft programs;

•	the level of U.S. Government defense spending, including the impact of sequestration;

•	compliance with applicable regulatory requirements and changes in regulatory requirements, including regulatory requirements applicable to government contracts and sub-contracts;

•	further consolidation of customers and suppliers in our markets;

•	product performance and delivery;

•	start-up costs, manufacturing inefficiencies and possible overruns on contracts;

•	increased design, product development, manufacturing, supply chain and other risks and uncertainties associated with our growth strategy to become a Tier Two supplier of higher-level assemblies;

•	our ability to manage the risks associated with international operations and sales;

•	possible goodwill and other asset impairments;

•	economic and geopolitical developments and conditions;

•	unfavorable developments in the global credit markets;

•	our ability to operate within highly competitive markets;

•	technology changes and evolving industry and regulatory standards;

•	the risk of environmental liabilities; and

•	litigation with respect to us.

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
For example, in September 2017, we acquired all the outstanding interests of Lightning Diversion Systems, LLC (the “LDS Acquisition”), a worldwide leader in lightning protection systems serving the aerospace and defense industries for $60.0 million (net of cash acquired), funded by drawing down on our revolving credit facility. The LDS Acquisition is part of our strategy to enhance revenue growth by focusing on advanced proprietary technology on various aerospace and defense platforms.
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
Electronic Systems
Electronic Systems has multiple major product offerings in electronics manufacturing for diverse, high-reliability applications: complex cable assemblies and interconnect systems, printed circuit board assemblies, higher-level electronic, electromechanical, and mechanical components and assemblies, and lightning diversion systems. Components, assemblies, and lightning diversion products are provided principally for domestic and foreign commercial and military fixed-wing aircraft, military and commercial rotary-wing aircraft and space programs. Further, we provide select industrial high-reliability applications for the industrial automation and medical and other end-use markets. We build custom, high-performance electronics and electromechanical systems. Our products include sophisticated radar enclosures, aircraft avionics racks and shipboard communications and control enclosures, printed circuit board assemblies, cable assemblies, wire harnesses, and interconnect systems, lightning diversion strips, surge suppressors, conformal shields and other high-level complex assemblies. Electronic Systems utilizes a highly-integrated production process, including manufacturing, engineering, fabrication, machining, assembly, electronic integration, and related processes. Engineering, technical and program management services, including design, development, and integration and testing of circuit card assemblies and cable assemblies, are provided to a wide range of customers.
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
AEROSPACE AND DEFENSE END-USE MARKETS OVERVIEW
Our largest end-use markets are the aerospace and defense markets and our revenues from these markets represented 90% of our total net revenues in 2017. These markets are serviced by suppliers which are stratified, from the lowest value provided to the highest, into four tiers: Tier Three, Tier Two, Tier One and original equipment manufacturers (“OEMs”). The OEMs provide the highest value and are also known as prime contractors (“Primes”). We derive a significant portion of our revenues from subcontracts with OEMs. As the prime contractor for various programs and platforms, the OEMs sell to their customers, who may include, depending upon the application, the U.S. Federal Government, foreign, state and local governments, global commercial airline carriers, regional jet carriers and various other customers. The OEMs also sell to global leasing companies that lease commercial aircraft. A significant portion of our revenues is earned from subcontracts with the Primes. Tier Three suppliers principally provide components or detailed parts. Tier Two suppliers provide more complex, value-added parts and may also assume more design risk, manufacturing risk, supply chain risk and project management risk than Tier Three suppliers. Tier One suppliers manufacture aircraft sections and purchase assemblies. We currently compete primarily with Tier Two and Tier Three suppliers. Our business growth strategy is to differentiate ourselves from competitors by providing more complex assemblies to our customers as a Tier Two supplier.
Commercial Aerospace End-Use Market
The commercial aerospace end-use market is highly cyclical and is impacted by the level of global air passenger traffic in general, which in turn is influenced by global economic conditions, fleet fuel and maintenance costs and geopolitical developments. Revenues from the commercial aerospace end-use market represented 43% of our total net revenues for 2017.
Global economic growth, a primary driver for air travel, has returned to the long-term annual average of approximately three percent. Passenger traffic in 2017 is estimated to grow by more than seven percent, exceeding the long-term trend of approximately five percent. While growth was strong across all major world regions, there continues to be variation between regions and airline business models. Airlines operating in the Asia Pacific regions and Europe, as well as low-cost-carriers globally, are currently leading the growth in passenger traffic.
In addition, airline financial performance also plays a role in the demand for new capacity. Airlines continue to focus on increasing revenue through alliances, partnerships, new marketing initiatives, and effective leveraging of ancillary services and related revenues. Airlines are also focusing on reducing costs and renewing fleets to leverage more efficient airplanes. Net profits in 2017 are expected to approximate $35 billion, consistent with 2016.
Further, the availability of internal or external funding impacts commercial aircraft build rates. Failure of our customers to obtain financing may result in cancellation or deferral of orders.
The long-term outlook for the industry continues to remain positive due to the fundamental drivers of air travel growth: economic growth and the increasing propensity to travel due to increased trade, globalization, and improved airline services driven by liberalization of air traffic rights between countries. The Boeing Company’s (“Boeing”) 20 year forecast projections in their 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) projects a long-term average growth rate of almost five percent per year for passenger traffic and more than four percent for cargo traffic. This is based on long-term global economic growth projections of almost three percent average annual gross domestic product (“GDP”) growth, Boeing projects a $6 trillion market for more than 41,000 new airplanes over the next 20 years. We believe we are well positioned given our product capabilities to participate in the steady projected growth rate for commercial air traffic and build rates for large commercial aircraft for the airframe manufacturing industry.

Defense End-Use Market
Our defense end-use market includes products used in military and space, including technologies and structures applications. The defense end-use market is highly cyclical and is impacted by the level of government defense spending. Government defense spending is impacted by national defense policies and priorities, political climates, fiscal budgetary constraints, U.S. Federal budget deficits, projected economic growth and the level of global military or security threats, or other conflicts. Revenues from the military and space end-use market in 2017 represented 47% of our total net revenues during 2017.
In November 2017, Congress passed the National Defense Authorization Act for fiscal year 2018 (“FY2018”), which authorizes a U.S. Department of Defense (“U.S. DoD”) budget topline higher than the administration’s budget request from May. While the appropriations process for FY2018 remains incomplete, both the House and Senate appropriations committees have also produced bills that increase the U.S. DoD budget topline above the administration’s request. On February 9, 2018, Congress passed a fifth Continuing Resolution that maintains current funding levels through March 23, 2018 and includes increases to the Budget Control Act caps for defense and non-defense spending for FY2018 and FY2019. However, the Budget Control Act continues to mandate limits on U.S. government discretionary spending and remains in effect. As a result, continued budget uncertainty and the risk of future sequestration cuts will remain unless Congress acts to repeal or suspend this law.
Funding timeliness also remains a risk. If Congress is unable to pass appropriations bills or an omnibus spending bill before the expiration of the current Continuing Resolution, a government shutdown could result which may have impacts above and beyond those resulting from budget cuts, sequestration impacts or program-level appropriations. For example, requirements to furlough employees in the U.S. DoD, the Department of Transportation, or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders.
In addition, there continues to be uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies, including the National Aeronautics and Space Administration (“NASA”), within the overall budgetary framework described above. Future budget cuts or investment priority changes could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of our operations, financial position, and/or cash flows. For additional information related to our revenues from customers whose principal sales are to the U.S. Government and our direct sales to the U.S. Government, see “Risk Factors” contained within Part I, Item 1A of this Annual Report on Form 10-K (“Form 10-K”).
INDUSTRIAL END-USE MARKETS OVERVIEW
Our industrial, medical and other (collectively, “Industrial”) end-use markets are diverse and are impacted by the customers’ needs for increasing electronic content and a desire to outsource. Factors expected to impact these markets include capital and industrial goods spending and general economic conditions. Our products are used in heavy industrial manufacturing systems and certain medical applications. Revenues from the Industrial end-use markets were 10% of our total net revenues during 2017.
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

We continue to broaden and diversify our customer base in the end-use markets we serve by providing innovative product and service solutions through drawing on our core competencies, experience and technical expertise. Net revenues related to military and space (defense technologies and defense structures), commercial aerospace, and Industrial end-use markets in 2017 and 2016 were as follows:
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
MAJOR CUSTOMERS
We currently generate the majority of our revenues from the aerospace and defense industries. As a result, we have significant revenues from certain customers. Boeing and Raytheon Company (“Raytheon”) were each greater than 10 percent and Lockheed Martin Corporation (“Lockheed Martin”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”) each were greater than five percent of our 2017 net revenues. Revenues from our top ten customers, including Boeing, Raytheon, Lockheed Martin, Spirit, and United Technologies, were 62% of total net revenues during 2017. Net revenues by major customer for 2017 and 2016 were as follows:
Net revenues from our customers, except the U.S. Government, are diversified over a number of different military and space, commercial aerospace, industrial, medical and other products. For additional information on revenues from major customers, see Note 18 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K.

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
BACKLOG
We define backlog as customer placed purchase orders (“POs”) and long-term agreements (“LTAs”) with firm fixed price and firm delivery dates of 24 months or less. Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in certain programs and customers. As a result, trends in our overall level of backlog may not be indicative of trends in our future revenues. Backlog was $726.5 million at December 31, 2017, compared to $641.3 million at December 31, 2016. The increase in backlog was primarily in the commercial aerospace and military and space end-use markets. $544.0 million of total backlog is expected to be delivered during 2018.

ENVIRONMENTAL MATTERS
Our business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transport and disposal of hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that threaten to release, or have been released to the environment, and they require us to obtain and maintain licenses and permits in connection with our operations. We may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on us. We anticipate that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain our environmental compliance efforts, however, we do not expect such expenditures to be material in 2018 and the foreseeable future.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in Adelanto (a.k.a., El Mirage) and Monrovia, California. Based on currently available information, we have accrued $1.5 million for our estimated liabilities related to these sites. For further information, see Note 17 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K. In addition, see Risk Factors contained within Part I, Item 1A of this Form 10-K for certain risks related to environmental matters.

EMPLOYEES
As of December 31, 2017, we employed 2,600 people, of which 360 are subject to collective bargaining agreements expiring in June 2018 and January 2019. We believe our relations with our employees are good. See Risk Factors contained within Part I, Item 1A of this Form 10-K for additional information regarding certain risks related to our employees.
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
In July 2015, we completed the refinancing of our existing debt by entering into a new credit facility to replace the existing credit facilities. This credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“Term Loan”), and a $200.0 million senior secured revolving credit facility (“Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “Credit Facilities”).
At December 31, 2017, we had a total of $218.1 million of outstanding long-term debt which was comprised of $160.0 million under the Term Loan and $58.1 million under the Revolving Credit Facility. The total long-term debt was primarily the result of our acquisitions, LaBarge Inc. in 2011 and LDS in September 2017. There are no further required payments under the Credit Facilities until June 2020.
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

•
expose us to the risk of increased borrowing costs and higher interest rates as approximately 40% of our borrowings under our Credit Facilities bear interest at variable rates, which could further adversely impact our cash flows;

•	limit our flexibility to plan for and react to changes in our business and the industry in which we compete;

•	restrict us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	expose us to risk of unfavorable changes in the global credit markets; and

•	make it more difficult for us to satisfy our obligations with respect to the Credit Facilities and our other debt.
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
The Credit Facilities bear interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as a London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 1.50% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In October 2015, we entered into interest rate cap hedges designated as cash flow hedges, with maturity dates of June 2020 and notional value in aggregate, totaling $135.0 million. At December 31, 2017, the outstanding balance on the Credit Facilities was $218.1 million with an average interest rate of 3.73%. Should interest rates increase significantly, even though $135.0 million of our debt was hedged, our debt service cost will increase. Any inability to generate sufficient cash flow could have a material adverse effect on our financial condition or results of operations.
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
At December 31, 2017, we were in compliance with the leverage covenant under the Credit Facility. However, there is no assurance that we will continue to be in compliance with the leverage covenant in future periods.
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
We currently generate a majority of our revenues from customers in the aerospace and defense industry. Our business depends, in part, on the level of new military and commercial aircraft orders. As a result, we have significant sales to certain customers. Sales to the Boeing Company and Spirit AeroSystems Holdings, Inc. comprise the majority of our commercial aerospace end-use market. A significant portion of our net sales in our military and space end-use markets are made under subcontracts with OEMs, under their prime contracts with the U. S. Government. We had significant sales to Lockheed Martin Corporation, Raytheon Company, and United Technologies Corporation in 2017 in our defense technologies end-use market.
Our customers may experience delays in the launch of new products, labor strikes, diminished liquidity or credit unavailability, weak demand for their products, or other difficulties in their business. In addition, sequestration and a shift in government spending priorities have caused and may continue to cause additional uncertainty in the placement of orders.
Our sales to our top ten customers, which represented 62% of our total 2017 net revenues, were diversified over a number of different aerospace and defense and Industrial products. Any significant change in production rates by these customers would have a material effect on our results of operations and cash flows. There is no assurance that our current significant customers will continue to buy products from us at current levels, or that we will retain any or all of our existing customers, or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers. This risk may be further complicated by pricing pressures, intense competition prevalent in our industry and other factors. A significant reduction in sales to any of our major customers, the loss of a major customer, or a default of a major customer on accounts receivable could have a material adverse impact on our financial results.
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
We are subject to a number of procurement laws and regulations. Our business and our reputation could be adversely affected if we fail to comply with these laws.
We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of specific laws and regulations, by us, our employees, others working on our behalf, a supplier or a venture partner, could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or services and civil or criminal investigations or proceedings.
In some instances, these laws and regulations impose terms or rights that are different from those typically found in commercial transactions. For example, the U.S. Government may terminate any of our government contracts and subcontracts either at its convenience or for default based on our performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss.
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
Contracts with some of our customers, including Federal government contracts, contain provisions and are subject to laws and regulations that provide rights and remedies not typically found in commercial contracts. These provisions may allow our customers to:

•	terminate existing contracts, in whole or in part, for convenience, as well as for default, or if funds for contract performance for any subsequent year become unavailable;

•	terminate existing contracts if we are suspended or debarred from doing business with the federal government or with a governmental agency;

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
We have historically achieved a portion of our growth through acquisitions and expect to evaluate selected future acquisitions as part of our strategy for growth. Any acquisition of another business entails risks and it is possible that we will not realize the expected benefits from an acquisition or that an acquisition will adversely affect our existing operations. Acquisitions entail certain risks, including:

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
We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and may experience business disruptions associated with restructuring, facility consolidations, realignment, cost reduction, and other strategic initiatives.
Over the past year, we have implemented a number of restructuring, realignment, and cost reduction initiatives, including facility consolidations, organizational realignments, and reductions in our workforce. While we have realized some efficiencies from these actions, we may not realize the benefits of these initiatives to the extent we anticipated. Further, such benefits may be realized later than expected, and the ongoing difficulties in implementing these measures may be greater than anticipated, which could cause us to incur additional costs or result in business disruptions. In addition, if these measures are not successful or sustainable, we may have to undertake additional realignment and cost reduction efforts, which could result in significant additional charges. Moreover, if our restructuring and realignment efforts prove ineffective, our ability to achieve our other strategic and business plan goals may be adversely affected.
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
As we move up the value chain to become a Tier Two supplier, enhanced design, product development, manufacturing, supply chain project management and other skills will be required.
We may encounter difficulties as we execute our growth strategy to move up the value chain to become a Tier Two supplier of more complex, value-added assemblies. Difficulties we may encounter include, but are not limited to, the need for enhanced and expanded product design skills, enhanced ability to control and influence our suppliers, enhanced quality control systems and infrastructure, enhanced large-scale project management skills, and expanded industry certifications. Assuming incremental project design responsibilities would require us to assume additional risk in developing cost estimates and could expose us to increased risk of losses. There can be no assurance that we will be successful in obtaining the enhanced skills required to be a Tier Two supplier or that our customers will outsource such functions to us.
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
Our production cost of contracts as of December 31, 2017 was $11.2 million or 2% of total assets. Our goodwill and other intangible assets as of December 31, 2017 were $232.1 million, or 41% of total assets. See “Goodwill and Indefinite-Lived Intangible Assets” and “Production Cost of Contracts” in Note 8 of our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
OTHER RISKS
Our operations are subject to numerous extensive, complex, costly and evolving laws, regulations and restrictions, and failure to comply with these laws, regulations and restrictions could subject us to penalties and sanctions that could harm our business.
Prime contracts with various agencies of the U.S. Government, and subcontracts with other prime contractors, are subject to numerous laws and regulations which affect how we do business with our customers and may impose added costs to our business. As a result, our contracts and operations are subject to numerous, extensive, complex, costly and evolving laws, regulations and restrictions, principally by the U.S. Government or their agencies. These laws, regulations and restrictions govern items including, but not limited to, the formation, administration and performance of U.S. Government contracts, disclosure of cost and pricing data, civil penalties for violations or false claims to the U.S. Government for payment, define reimbursable costs, establish ethical standards for the procurement process and control the import and export of defense articles and services.
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
In addition, the U.S. Government may revise its procurement practices or adopt new contract rules and regulations, at any time, including increased usage of fixed-price contracts and procurement reform. Such changes could impair our ability to obtain new contracts or subcontracts or renew contracts or subcontracts under which we currently perform when those contracts are put up for competitive bidding. Any new contracting methods could be costly or administratively difficult for us to implement and could adversely affect our future net revenues.
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
Several of our major customers have completed extensive cost containment efforts and we expect continued pricing pressures in 2018 and beyond. Competitive pricing pressures may have an adverse effect on our financial condition and operating results. Further, there can be no assurance that competition from existing or potential competitors in other segments of our business will not have a material adverse effect on our financial results. If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.
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
We have operations located in regions of the U.S. that may be exposed to damaging storms, earthquakes and other natural disasters. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance, we do not carry any earthquake insurance because of the cost of such insurance. Many of our properties are located in Southern California, an area subject to earthquake activity. Our California facilities generated $185.3 million in net revenues during 2017. Even if covered by insurance, any significant damage or destruction of our facilities due to storms, earthquakes or other natural disasters could result in our inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to us. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations.
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
As of December 31, 2017, we employed 2,600 people. Two of our operating facilities are parties to collective bargaining agreements, covering 140 full time hourly employees in one of those facilities and 220 full time hourly employees in the other facility, and will expire in June 2018 and January 2019, respectively. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, if we are unable to negotiate acceptable collective bargaining agreements with the unions or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.
We have identified material weaknesses in the past in our internal controls over financial reporting which could, if not remediated, adversely impact the reliability of our financial reports, cause us to submit our financial reports in an untimely fashion, result in material misstatements in our financial statements and cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our common stock.
In 2016, we concluded that there was a material weakness in our internal control over financial reporting related to the annual accounting for income taxes. There was an incorrect recording to a deferred tax asset of $1.6 million when this amount should have decreased our income tax benefit for the year and fourth quarter ended December 31, 2015. We assessed the materiality of this error and do not believe it is material to any prior interim or annual periods, however, we determined it was appropriate to revise our consolidated financial statements as of and for the year and quarter ended December 31, 2015 in this Form 10-K. Therefore, we have revised our December 31, 2015 consolidated balance sheet to increase non-current deferred tax liabilities by $1.6 million and revised our consolidated statement of operations for the year ended December 31, 2015 to increase our net loss by $1.6 million. We have also revised all related footnote disclosures in these consolidated financial statements to correct this error. This error had no effect on net cash provided by operating activities on our consolidated cash flow statement for the year ended December 31, 2015, however, we determined that our internal control over financial reporting relating to the annual accounting for income taxes was not effective as of December 31, 2016. This material weakness was remediated as of December 31, 2107.
Under standards established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
When a material weakness occurs, we plan to complete the remediation process as quickly as possible. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate a material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements and debt covenant requirements.
Unanticipated changes in our tax provision or exposure to additional income tax liabilities could affect our profitability.
Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. We recorded provisional estimates of the impact of the Tax Cuts and Jobs Act (the “2017 Tax Act”) enacted on December 22, 2017 in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). These estimates are subject to further analysis and review which may result in material adjustments in 2018. In addition, we are regularly under audit by tax authorities. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES

We occupy 29 owned or leased facilities, totaling 2.1 million square feet of manufacturing area and office space. At December 31, 2017, facilities which were in excess of 50,000 square feet each were occupied as follows:

Location	Segment	Square Feet	Expiration of Lease
Carson, California	Structural Systems	299,000	Owned
Monrovia, California	Structural Systems	274,000	Owned
Parsons, Kansas	Structural Systems	176,000	Owned
Coxsackie, New York	Structural Systems	151,000	Owned
Carson, California	Electronic Systems	117,000	2021
Phoenix, Arizona	Electronic Systems	100,000	2022
Joplin, Missouri	Electronic Systems	92,000	Owned
Adelanto, California	Structural Systems	88,000	Owned
Orange, California	Structural Systems	80,000	Owned
Appleton, Wisconsin	Electronic Systems	77,000	Owned
Carson, California	Structural Systems	77,000	2019
Huntsville, Arkansas	Electronic Systems	69,000	2020
Berryville, Arkansas	Electronic Systems	65,000	Owned
Joplin, Missouri	Electronic Systems	55,000	2021
Tulsa, Oklahoma	Electronic Systems	55,000	Owned
Orange, California	Structural Systems	53,000	2019
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol DCO. As of December 31, 2017, we had 178 holders of record of our common stock. We have not paid any dividends since the first quarter of 2011 and we do not expect to pay dividends for the foreseeable future. See “Available Liquidity” in Part II, Item 7, Management’s Discussion and Analysis—Liquidity and Capital Resources—Available Liquidity, of this Annual Report on Form 10-K for further discussion on dividend restrictions under our Credit Facility. The following table sets forth the high and low closing prices per share of our common stock as reported on the New York Stock Exchange for the fiscal periods indicated:

	Years Ended December 31,
	2017		2016
	High	Low	High	Low
First Quarter	$32.18	$24.35	$16.98	$12.89
Second Quarter	$34.46	$28.12	$20.69	$14.32
Third Quarter	$32.55	$26.24	$24.41	$19.02
Fourth Quarter	$35.02	$25.81	$29.46	$18.80
See “Part III, Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” for information relating to shares to be issued under equity compensation plans.
Issuer Purchases of Equity Securities
None.

Performance Graph
The following graph compares the yearly percentage change in our cumulative total shareholder return with the cumulative total return of the Russell 2000 Index and the Spade Index for the periods indicated, assuming the reinvestment of any dividends. The graph is not necessarily indicative of future price performance:

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Part II, Item 7 and Part IV, Item 15(a) of this Annual Report on Form 10-K (“Form 10-K”):

	(In thousands, except per share amounts) Years Ended December 31,
	2017(a)(b)(c)	2016(d)	2015(e)(f)	2014	2013(g)
Net Revenues	$558,183	$550,642	$666,011	$742,045	$736,650
Gross Profit as a Percentage of Net Revenues	18.4%	19.3%	15.1%	18.9%	16.9%
Income (Loss) Before Taxes	7,609	38,113	(106,590)	26,240	9,385
Income Tax (Benefit) Expense	(12,468)	12,852	(31,711)	6,373	(1,993)
Net Income (Loss)	$20,077	$25,261	$(74,879)	$19,867	$11,378
Per Common Share
Basic earnings (loss) per share	$1.78	$2.27	$(6.78)	$1.82	$1.06
Diluted earnings (loss) per share	$1.74	$2.24	$(6.78)	$1.79	$1.05
Working Capital	$140,778	$139,635	$179,655	$217,670	$225,323
Total Assets (h)	$566,753	$515,429	$557,081	$747,599	$762,645
Long-Term Debt, Including Current Portion (h)	$216,055	$166,899	$240,687	$290,052	$332,702
Total Shareholders’ Equity	$235,583	$212,103	$185,734	$256,570	$234,271

(a)	The results for 2017 included LDS’ results of operations since the date of acquisition of September 2017.

(b)
The results for 2017 included the adoption of the Tax Cuts and Jobs Act and as a result, we recorded a provisional deferred income tax benefit of $13.0 million related to the re-measurement for the year ended December 31, 2017. See Note 16 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.

(c)
The results for 2017 included restructuring charges of $8.8 million. See Note 3 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.

(d)	The results for 2016 included a gain on divestitures, net in our Electronic Systems operating segment of $17.6 million related to the divestitures of our Pittsburgh and Miltec operations.

(e)
The results for 2015 included a goodwill impairment charge in our Structural Systems operating segment and an indefinite-lived trade name intangible asset impairment charge in our Electronic Systems operating segment of $57.2 million and $32.9 million, respectively, resulting from our annual impairment testing.

(f)	The results for 2015 included a loss on extinguishment of debt of $14.7 million related to the retirement of the $200.0 million senior unsecured notes and existing credit facility.

(g)
The results for 2013 included a $14.1 million in charges related to the Embraer Legacy 450/500 and Boeing 777 wing tip contracts and was comprised of $7.0 million of asset impairment charges for production cost of contracts; $5.2 million of forward loss reserves and $1.9 million of inventory write-offs.

(h)
Total assets and long-term debt for the years 2014 - 2013 have not been recasted for the impact of the adoption of Accounting Standards Update 2015-03, as amended by Accounting Standards Update 2015-15, which required the reclassification of certain debt issuance costs from an asset to a liability. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.

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
Recap of the year ended December 31, 2017:

•	Net revenues of $558.2 million

•	Net income of $20.1 million, or $1.74 per diluted share, which includes $12.5 million of income tax benefit primarily due to the adoption of the Tax Cuts and Jobs Act

•	Adjusted EBITDA of $53.5 million

•	Backlog of $726.5 million

•	Completed the acquisition of Lightning Diversion Systems, LLC
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation and amortization, and restructuring charges (“Adjusted EBITDA”) was $53.5 million and $54.8 million for years ended December 31, 2017 and December 31, 2016, respectively.
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

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Stock-based compensation may be useful to our investors for determining current cash flow;

•	Restructuring charges may be useful to our investors in evaluating our core operating performance;

•	Purchase accounting inventory step-ups may be useful to our investors as they do not necessarily reflect the current or on-going cash charges related to our core operating performance;

•	Net gain on divestitures may be useful to our investors in evaluating our on-going operating performance;

•	Loss on extinguishment of debt may be useful to our investors for determining current cash flow;

•	Asset impairments (including goodwill and intangible assets) may be useful to our investors as it generally represents a decline in value in our assets used in our operations.

Reconciliations of net income (loss) to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(In thousands) Years Ended December 31,
	2017	2016	2015
Net income (loss)	$20,077	$25,261	$(74,879)
Interest expense	8,261	8,274	18,709
Income tax (benefit) expense	(12,468)	12,852	(31,711)
Depreciation	13,162	13,326	15,707
Amortization	9,683	9,534	11,139
Stock-based compensation expense	4,675	3,007	3,495
Restructuring charges (1)	8,838	182	2,125
Inventory purchase accounting adjustments (2)	1,235	—	—
Gain on divestitures, net (3)	—	(17,604)	—
Loss on extinguishment of debt	—	—	14,720
Goodwill impairment (4)	—	—	57,243
Intangible asset impairment (5)	—	—	32,937
Adjusted EBITDA	$53,463	$54,832	$49,485
% of net revenues	9.6%	10.0%	7.4%

(1)	2017 included $0.5 million of restructuring charges that were recorded as cost of goods sold.

(2)
2017 included inventory purchase accounting adjustments of inventory that was stepped up as part of our purchase price allocation from our acquisition of Lightning Diversion Systems, LLC (“LDS”) in September 2017 and is part of our Electronic Systems operating segment.

(3)	2016 included gain on divestitures, net in our Electronic Systems operating segment related to the divestitures of our Pittsburgh and Miltec operations.

(4)	2015 included goodwill impairment related to our Structural Systems operating segment.

(5)	2015 included intangible asset impairment related to our Electronic Systems operating segment.

RESULTS OF OPERATIONS
2017 Compared to 2016
The following table sets forth net revenues, selected financial data, the effective (benefit) tax rate and diluted earnings per share:

	(in thousands, except per share data) Years Ended December 31,
	2017	% of Net Revenues	2016	% of Net Revenues
Net Revenues	$558,183	100.0%	$550,642	100.0%
Cost of Sales	455,363	81.6%	444,449	80.7%
Gross Profit	102,820	18.4%	106,193	19.3%
Selling, General and Administrative Expenses	79,435	14.2%	77,443	14.1%
Restructuring Charges	8,360	1.5%	182	—%
Operating Income	15,025	2.7%	28,568	5.2%
Interest Expense	(8,261)	(1.5)%	(8,274)	(1.5)%
Gain on Divestitures, Net	—	—%	17,604	3.2%
Other Income, Net	845	0.2%	215	—%
Income Before Taxes	7,609	1.4%	38,113	6.9%
Income Tax (Benefit) Expense	(12,468)	nm	12,852	nm
Net Income	$20,077	3.6%	$25,261	4.6%

Effective (Benefit) Tax Rate	(163.8)%	nm	33.7%	nm
Diluted Earnings Per Share	$1.74	nm	$2.24	nm
nm = not meaningful
Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during 2017 and 2016, respectively, were as follows:

		(In thousands) Years Ended December 31,		% of Net Revenues
	Change	2017	2016	2017	2016
Consolidated Ducommun
Military and space
Defense electronics	$25,979	$203,164	$177,185	36.4%	32.2%
Defense structures	4,662	56,392	51,730	10.1%	9.4%
Commercial aerospace	(15,899)	240,735	256,634	43.1%	46.6%
Industrial	(7,201)	57,892	65,093	10.4%	11.8%
Total	$7,541	$558,183	$550,642	100.0%	100.0%

Structural Systems
Military and space (defense structures)	$4,662	$56,392	$51,730	23.4%	21.0%
Commercial aerospace	(9,667)	185,068	194,735	76.6%	79.0%
Total	$(5,005)	$241,460	$246,465	100.0%	100.0%

Electronic Systems
Military and space (defense electronics)	$25,979	$203,164	$177,185	64.1%	58.3%
Commercial aerospace	(6,232)	55,667	61,899	17.6%	20.3%
Industrial	(7,201)	57,892	65,093	18.3%	21.4%
Total	$12,546	$316,723	$304,177	100.0%	100.0%

Net revenues for 2017 were $558.2 million compared to $550.6 million for 2016. The year-over-year increase was primarily due to the following:

•
$30.6 million higher revenues in our military and space end-use markets mainly due to increased demand, which favorably impacted our helicopter, missile, and fixed-wing platforms that was partially offset by the divestiture of our Miltec operations in March 2016; partially offset by

•
$15.9 million lower revenues in our commercial aerospace end-use markets mainly due to the winding down of a regional jet program and continued softness in demand within the regional and business jet end-use markets; and

•	$7.2 million lower revenues in our industrial end-use markets.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Years Ended December 31,
	2017	2016
Boeing Company	16.4%	17.3%
Lockheed Martin Corporation	5.5%	5.6%
Raytheon Company	13.5%	8.4%
Spirit AeroSystems Holdings, Inc.	8.2%	8.2%
United Technologies Corporation	4.7%	5.3%
Top ten customers (1)	62.5%	58.6%
(1) Includes The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed Martin”), Raytheon Company (“Raytheon”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”).
The revenues from Boeing, Lockheed Martin, Raytheon, Spirit, and United Technologies are diversified over a number of commercial, military and space programs and were made by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin decreased to 18.4% in 2017 compared to 19.3% in 2016 primarily due to unfavorable product mix, partially offset by higher volume.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $2.0 million in 2017 compared to 2016 primarily due to the higher compensation and benefit costs of $3.1 million, partially offset by a decrease due to the divestitures of our Pittsburgh and Miltec operations and closure of certain facilities of $1.3 million.
Restructuring Charges
Restructuring charges increased $8.7 million (of which $0.5 million was included in cost of sales) in 2017 compared to 2016 primarily due to the restructuring plan that was implemented in 2017 that is expected to increase operating efficiencies. See Note 3 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on restructuring activities.
Interest Expense
Interest expense was essentially flat in 2017 compared to 2016 primarily due to a lower outstanding Term Loan balance a result of voluntary principal prepayments on our credit facilities, offset by higher utilization of the Revolving Credit Facility, including the acquisition of LDS. See Note 10 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on our long-term debt.
Income Tax Expense
We recorded an income tax benefit of $12.5 million (an effective tax benefit rate of 163.8%) in 2017, compared to income tax expense of $12.9 million (an effective tax rate of 33.7%) in 2016. The decrease in the effective tax rate for 2017 compared to 2016 was primarily due to $13.0 million of provisional deferred income tax benefit recorded in connection with the Tax Cuts and Jobs Act (the “2017 Tax Act”). The reduction in the U.S. corporate tax rate from 35.0% to 21.0% required the federal portion of our deferred tax assets and liabilities at December 31, 2017 to be re-measured at the enacted tax rate expected to apply when the temporary differences are to be realized or settled using 21.0%. In addition, the pre-tax income in 2017 was lower compared to 2016 pre-tax income which caused tax incentives such as research and development tax credits and discrete items to have a greater impact on our effective tax rate.
Our unrecognized tax benefits were $5.3 million and $3.0 million in 2017 and 2016, respectively. We record interest and penalty charge, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of December 31, 2017 and 2016 were not significant. If recognized, $3.4 million would affect the effective tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
We file U.S. Federal and state income tax returns. During the fourth quarter of 2017, the Internal Revenue Service (“IRS”) completed the audit of tax years 2013, 2014, and 2015. Consequently, Federal income tax returns after 2015 are subject to examination. California franchise (income) tax returns after 2012 and other state income tax returns after 2012 are subject to examination. While we are no longer subject to examination prior to those periods, carryforwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.
Net Income and Earnings per Diluted Share
Net income and earnings per diluted share for 2017 were $20.1 million, or $1.74, compared to net income and earnings per diluted share for 2016 were $25.3 million, or $2.24. The decrease in net income in 2017 compared to 2016 was primarily due to the following:

•	Prior year included a pre-tax gain on divestitures, net of our Pittsburgh and Miltec operations of $17.6 million;

•	Higher restructuring charges of $8.7 million (of which $0.5 million is included in cost of sales)

•	Lower gross profit of $2.9 million (which excludes $0.5 million of restructuring charges in cost of sales); and

•	Higher SG&A expenses of $2.0 million; partially offset by

•	Lower income tax expense of $25.3 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Structural Systems and Electronic Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2017 and 2016:

	%	(In thousands) Years Ended December 31,		% of Net Revenues	% of Net Revenues
	Change	2017	2016	2017	2016
Net Revenues
Structural Systems	(2.0)%	$241,460	$246,465	43.3%	44.8%
Electronic Systems	4.1%	316,723	304,177	56.7%	55.2%
Total Net Revenues	1.4%	$558,183	$550,642	100.0%	100.0%
Segment Operating Income
Structural Systems		$5,477	$16,497	2.3%	6.7%
Electronic Systems		30,940	28,983	9.8%	9.5%
		36,417	45,480
Corporate General and Administrative Expenses (1)		(21,392)	(16,912)	(3.8)%	(3.1)%
Total Operating Income		$15,025	$28,568	2.7%	5.2%
Adjusted EBITDA
Structural Systems
Operating Income		$5,477	$16,497
Other Income		200	141
Depreciation and Amortization		8,860	8,688
Restructuring Charges		5,866	—
		20,403	25,326	8.4%	10.3%
Electronic Systems
Operating Income		30,940	28,983
Other Income		645	—
Depreciation and Amortization		13,888	14,087
Restructuring Charges		1,190	182
Inventory purchase accounting adjustments		1,235	—
		47,898	43,252	15.1%	14.2%
Corporate General and Administrative Expenses (1)
Operating Loss		(21,392)	(16,912)
Other Income		—	74
Depreciation and Amortization		97	85
Stock-Based Compensation Expense		4,675	3,007
Restructuring Charges		1,782	—
		(14,838)	(13,746)
Adjusted EBITDA		$53,463	$54,832	9.6%	10.0%
Capital Expenditures
Structural Systems		$20,679	$15,661
Electronic Systems		5,019	3,032
Corporate Administration		775	—
Total Capital Expenditures		$26,473	$18,693

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.

Structural Systems
Structural Systems’ net revenues in 2017 compared to 2016 decreased $5.0 million primarily due to the following:

•
$9.7 million lower revenues in commercial aerospace end-use markets mainly due to the wind down of a regional jet program and continued softness in demand within the regional and business jet end-use markets; partially offset by

•	$4.7 million higher revenues in military and space end-use markets mainly due to increased demand which favorably impacted our helicopter platforms.
The Structural Systems operating income in 2017 compared to 2016 decreased primarily due to restructuring charges of $5.9 million, the impact of new program development on large airframe platforms, and lower manufacturing volume.
Electronic Systems
Electronic Systems’ net revenues in 2017 compared to 2016 increased $12.5 million primarily due to the following:

•	$25.9 million higher revenues in our military and space end-use markets mainly due to increased demand, which favorably impacted our missile, fixed-wing, and helicopter platforms; partially offset by

•	$7.2 million lower revenues in our Industrial end-use markets; and

•	$6.2 million lower revenues in our commercial aerospace end-use markets mainly due to continued softness in demand in the business jet market.
Electronic Systems segment operating income in 2017 compared to 2016 increased primarily due to higher manufacturing volume, partially offset by restructuring charges of $1.2 million and unfavorable product mix.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses in 2017 compared to 2016 increased primarily due to higher compensation and benefit costs of $3.1 million and restructuring charges of $1.8 million.

Backlog
We define backlog as customer placed purchase orders (“POs”) and long-term agreements (“LTAs”) with firm fixed price and firm delivery dates of 24 months or less. Backlog is subject to delivery delays and program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net sales. Backlog in Industrial end-use markets tends to be of a shorter duration and is generally fulfilled within a 3-month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net sales.
Backlog was $726.5 million at December 31, 2017, compared to $641.3 million at December 31, 2016, as shown in more detail below. The increase in backlog was primarily in the commercial aerospace end-use markets and defense technologies end-use markets. $544.0 million of total backlog is expected to be delivered during 2018. The following table summarizes our backlog for 2017 and 2016:

		(In thousands) December 31,
	Change	2017	2016
Consolidated Ducommun
Military and space
Defense electronics	$18,931	$216,508	$197,577
Defense structures	2,044	60,921	58,877
Commercial aerospace	60,313	417,981	357,668
Industrial	3,938	31,068	27,130
Total	$85,226	$726,478	$641,252
Structural Systems
Military and space (defense structures)	$2,044	$60,921	$58,877
Commercial aerospace	42,068	361,586	319,518
Total	$44,112	$422,507	$378,395
Electronic Systems
Military and space (defense electronics)	$18,931	$216,508	$197,577
Commercial aerospace	18,245	56,395	38,150
Industrial	3,938	31,068	27,130
Total	$41,114	$303,971	$262,857

2016 Compared to 2015
The following table sets forth net revenues, selected financial data, the effective tax (benefit) rate and diluted earnings (loss) per share:

	(in thousands, except per share data) Years Ended December 31,
	2016	% of Net Revenues 2016	2015	% of Net Revenues 2015
Net Revenues	$550,642	100.0%	$666,011	100.0%
Cost of Sales	444,449	80.7%	565,219	84.9%
Gross Profit	106,193	19.3%	100,792	15.1%
Selling, General and Administrative Expenses	77,443	14.1%	83,796	12.6%
Goodwill Impairment	—	—%	57,243	8.6%
Intangible Asset Impairment	—	—%	32,937	4.9%
Restructuring Charges	182	—%	2,125	0.3%
Operating Income (Loss)	28,568	5.2%	(75,309)	(11.3)%
Interest Expense	(8,274)	(1.5)%	(18,709)	(2.8)%
Gain on Divestitures, Net	17,604	3.2%	—	—%
Loss on Extinguishment of Debt	—	—%	(14,720)	(2.2)%
Other Income	215	—%	2,148	0.3%
Income (Loss) Before Taxes	38,113	6.9%	(106,590)	(16.0)%
Income Tax Expense (Benefit)	12,852	nm	(31,711)	nm
Net Income (Loss)	$25,261	4.6%	$(74,879)	(11.2)%

Effective Tax (Benefit) Rate	33.7%	nm	(29.7)%	nm
Diluted Earnings (Loss) Per Share	$2.24	nm	$(6.78)	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during 2016 and 2015, respectively, were as follows:

		(In thousands) Years Ended December 31,		% of Net Revenues
	Change	2016	2015	2016	2015
Consolidated Ducommun
Military and space
Defense electronics	$(35,352)	$177,185	$212,537	32.2%	31.9%
Defense structures	(23,364)	51,730	75,094	9.4%	11.3%
Commercial aerospace	7,333	256,634	249,301	46.6%	37.4%
Industrial	(63,986)	65,093	129,079	11.8%	19.4%
Total	$(115,369)	$550,642	$666,011	100.0%	100.0%

Structural Systems
Military and space (defense structures)	$(23,364)	$51,730	$75,094	21.0%	27.5%
Commercial aerospace	(3,490)	194,735	198,225	79.0%	72.5%
Total	$(26,854)	$246,465	$273,319	100.0%	100.0%

Electronic Systems
Military and space (defense electronics)	$(35,352)	$177,185	$212,537	58.3%	54.1%
Commercial aerospace	10,823	61,899	51,076	20.3%	13.0%
Industrial	(63,986)	65,093	129,079	21.4%	32.9%
Total	$(88,515)	$304,177	$392,692	100.0%	100.0%
Net revenues for 2016 were $550.6 million compared to $666.0 million for 2015. The year-over-year decrease was primarily due to the following:

•	$64.0 million lower revenues in our industrial end-use markets mainly due to the divestiture of our Pittsburgh operation in January 2016 and closure of our Houston operation in December 2015;

•
$58.7 million lower revenues in our military and space end-use markets mainly due to the divestiture of our Miltec operations in March 2016, as well as program delays and budget changes, which impacted our fixed-wing and helicopter platforms and pushed out scheduled deliveries of these products to customers; partially offset by

•	$7.3 million higher revenues in our commercial aerospace end-use markets mainly due to added content with existing customers.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Years Ended December 31,
	2016	2015
Boeing	17.3%	16.0%
Lockheed Martin	5.6%	1.2%
Raytheon	8.4%	8.7%
Spirit	8.2%	7.4%
United Technologies	5.3%	6.1%
Top ten customers (1)	58.6%	55.7%
(1) Includes Boeing, Raytheon, Spirit, and United Technologies for 2016 and 2015 and Lockheed Martin for 2016.
The revenues from Boeing, Lockheed Martin, Raytheon, Spirit, and United Technologies are diversified over a number of commercial, military and space programs and were made by both operating segments.

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
Selling, General and Administrative Expenses
SG&A expenses decreased $6.4 million in 2016 compared to 2015 primarily due to the decrease of $9.4 million related to the divestitures of our Pittsburgh and Miltec operations and closures of facilities.
Interest Expense
Interest expense decreased in 2016 compared to 2015 primarily due to a lower outstanding debt balance as a result of net voluntary principal prepayments on our new credit facilities and a lower average interest rate as a result of completing the refinancing of our debt in July 2015. See Note 10 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on our long-term debt.
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

Business Segment Performance
We report our financial performance based upon the two reportable operating segments; Structural Systems and Electronic Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2016 and 2015:

	%	(In thousands) Years Ended December 31,		% of Net Revenues	% of Net Revenues
	Change	2016	2015	2016	2015
Net Revenues
Structural Systems	(9.8)%	$246,465	$273,319	44.8%	41.0%
Electronic Systems	(22.5)%	304,177	392,692	55.2%	59.0%
Total Net Revenues	(17.3)%	$550,642	$666,011	100.0%	100.0%
Segment Operating Income (Loss)
Structural Systems		$16,497	$(53,010)	6.7%	(19.4)%
Electronic Systems		28,983	(4,472)	9.5%	(1.1)%
		45,480	(57,482)
Corporate General and Administrative Expenses (1)		(16,912)	(17,827)	(3.1)%	(2.7)%
Total Operating Income (Loss)		$28,568	$(75,309)	5.2%	(11.3)%
Adjusted EBITDA
Structural Systems
Operating Income (Loss) (2)(3)		$16,497	$(53,010)
Other Income (4)		141	1,510
Depreciation and Amortization		8,688	9,417
Goodwill Impairment		—	57,243
Restructuring Charges		—	1,294
		25,326	16,454	10.3%	6.0%
Electronic Systems
Operating Income (Loss) (3)(5)		28,983	(4,472)
Other Income		—	712
Depreciation and Amortization		14,087	17,267
Intangible Asset Impairment		—	32,937
Restructuring Charges		182	831
		43,252	47,275	14.2%	12.0%
Corporate General and Administrative Expenses (1)
Operating Loss		(16,912)	(17,827)
Other Income (Expense)		74	(74)
Depreciation and Amortization		85	162
Stock-Based Compensation Expense		3,007	3,495
		(13,746)	(14,244)
Adjusted EBITDA		$54,832	$49,485	10.0%	7.4%
Capital Expenditures
Structural Systems		$15,661	$11,559
Electronic Systems		3,032	4,419
Corporate Administration		—	10
Total Capital Expenditures		$18,693	$15,988

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.

(2)	Goodwill impairment related to Structural Systems operating segment.

(3)
2015 includes restructuring charges for severance and benefits and loss on early exit from leases of $0.8 million and $1.3 million recorded in the Electronic Systems and Structural Systems operating segments, respectively.

(4)	Insurance recoveries related to property and equipment included as other income.

(5)	Intangible asset impairment related to Electronic Systems operating segment.
Structural Systems
Structural Systems’ net revenues in 2016 compared to 2015 decreased $26.9 million primarily due to the following:

•	$23.4 million decrease in military and space revenues mainly due to program delays and budget changes which impacted scheduled deliveries on our fixed-wing and helicopter platforms; and

•	$3.5 million decrease in commercial aerospace revenues mainly due to the wind down of a regional jet program and continued softness in the commercial helicopter end-use market.
The Structural Systems operating income in 2016 compared to 2015 increased primarily due to higher operating margins in 2016 and the prior year included a $57.2 million non-cash goodwill impairment charge and forward loss reserve charge related to a regional jet program of $12.2 million.
Electronic Systems
Electronic Systems’ net revenues in 2016 decreased primarily due to the following:

•	$64.0 million decrease in our industrial revenues mainly due to the divestiture of our Pittsburgh operation in January 2016 and closure of our Houston operation in December 2015; and

•
$35.3 million decrease in our military and space revenue mainly due to the divestiture of our Miltec operation in March 2016 and program delays and budget changes, which impacted scheduled deliveries on our fixed-wing and helicopter platforms; partially offset by

•	$10.8 million increase in our commercial aerospace revenue mainly due to added content with existing customers.
Electronic Systems segment operating income in 2016 compared to 2015 increased primarily due to the prior year included a $32.9 million non-cash impairment charge of an indefinite-lived trade name intangible asset and higher operating margins in 2016.
Corporate General and Administrative Expenses
CG&A expenses in 2016 compared to 2015 decreased primarily due to lower professional services fees of $1.3 million and lower compensation and benefits of $1.1 million, partially offset by one-time retirement charges of $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions) December 31,
	2017	2016
Total debt, including long-term portion	$218.1	$170.0
Weighted-average interest rate on debt	3.73%	3.25%
Term Loan interest rate	3.74%	3.31%
Cash and cash equivalents	$2.2	$7.4
Unused Revolving Credit Facility	$141.6	$199.0
Our credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“Term Loan”), and a $200.0 million senior secured revolving credit facility (“Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “Credit Facilities”). We are required to make mandatory prepayments of amounts outstanding under the Term Loan. As of December 31, 2017, we were in compliance with all covenants required under the Credit Facilities. See Note 10 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information. The undrawn portions of the commitments of the Credit Facilities are subject to a commitment fee ranging from 0.175% to 0.300%, based upon the consolidated total net adjusted leverage ratio. In July 2017, we entered into a technical amendment to the Credit Facilities (“First Amendment”) which provides more flexibility to close certain qualified acquisitions permitted under the Credit Facilities.
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges.
In September 2017, we acquired all the outstanding interests of LDS for a purchase price of $60.0 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid $61.4 million in cash by drawing down on the Revolving Credit Facility. The remaining $0.6 million was paid in October 2017 in cash, also by drawing down on the Revolving Credit Facility. See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
We expect to spend a total of $15.0 million to $17.0 million for capital expenditures in 2018 financed by cash generated from operations, which will be lower than 2017, principally to support new contract awards at Structural Systems and Electronic Systems. As part of our strategic plan to become a Tier Two supplier and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
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
Cash Flow Summary
2017 Compared to 2016
Net cash provided by operating activities during 2017 decreased to $35.4 million compared to $43.3 million during 2016 primarily due to lower net income as a result of restructuring charges and lower gross margin, and lower accounts payable.
Net cash used in investing activities in 2017 of $86.2 million compared to cash provided by of $34.9 million in 2016 primarily due to the payments for the purchase of LDS, net of cash acquired of $59.8 million in the current year. In addition, the prior year included proceeds from the divestiture of our Pittsburgh and Miltec operations of $51.9 million. Further, 2017 included higher purchases of property and equipment mainly to support the expansion of our Parsons, Kansas facility.
Net cash provided by financing activities during 2017 was $45.5 million compared to cash used in of $76.2 million during 2016 primarily due to net borrowings from the Revolving Credit Facility that was used for the purchase of LDS, partially offset by repayments on the Credit Facilities.
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

Contractual Obligations
A summary of our contractual obligations at December 31, 2017 was as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including current portion	$218,100	$—	$218,100	$—	$—
Future interest on long-term debt	28,483	10,266	18,217	—	—
Operating leases	12,360	3,586	5,347	2,874	553
Pension liability	19,387	1,739	3,574	3,806	10,268
Total(1)	$278,330	$15,591	$245,238	$6,680	$10,821

(1)
As of December 31, 2017, we have recorded $5.3 million in long-term liabilities related to uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability may increase or decrease over time, therefore, the liability or uncertain tax positions has not been included in the contractual obligations table.

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
Goodwill and Indefinite-Lived Intangible Asset
Our business acquisitions have resulted in the recognition of goodwill. Goodwill is not amortized but is subject to annual evaluation for impairment (which we perform based on the first day of the fourth fiscal quarter) and between annual tests, if events indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value.
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
We perform our annual evaluation for impairment of goodwill based on the first day of the fourth fiscal quarter each year. The carrying amount of goodwill at the date of the most recent annual impairment test for the Electronic Systems internal reporting unit was $117.4 million. As of the date of our 2017 annual evaluation for goodwill impairment, we used a qualitative assessment noting it was not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus, goodwill was not deemed impaired.
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
For performance and restricted stock units, we calculate compensation expense, net of an estimated forfeiture rate, on a straight line basis over the requisite service/performance period of the awards, with fair value being based on the closing stock price on the date of grant except for market condition awards for which fair value was based on a Monte Carlo simulation model. The performance stock units vest based on a three-year performance cycle. The restricted stock units vest over various periods of time ranging from one to three years. We estimate the forfeiture rate based on our historical experience.
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
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily as a result of research and development (“R&D”) tax credits available in the United States and deductions available in the United States for domestic production activities. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business.

Deferred tax assets and liabilities are recognized, using enacted tax rates, for the expected future tax consequences of temporary differences between the book and tax bases of recorded assets and liabilities, operating losses, and tax credit carryforwards. Deferred tax assets are evaluated quarterly and are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. Certain provisional amounts for the income tax effects of the 2017 Tax Act, including $13.0 million of deferred income tax benefit recorded principally due to the re-measurement of the federal portion of our deferred tax assets and liabilities, are reflected in our financial results in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance regarding the application of Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” in the reporting period in which the 2017 Tax Act became law. See Note 16 in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At December 31, 2017, we had borrowings of $218.1 million under our Credit Facilities which bears interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three-, or six-month interest period chosen by us, plus an applicable margin percentage. This LIBOR rate has a margin ranging from 1.50% to 2.75%. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Annual Report on Form 10-K.
Remediation of Prior Year Material Weakness
We previously identified and disclosed in our 2016 Annual Report on Form 10-K, as well as in our Quarterly Report on Form 10-Q (Form “10-Q”) for each interim period in fiscal 2017, a material weakness in our internal control over financial reporting regarding the following:
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
During 2017, we successfully completed the testing necessary to conclude that the controls were operating effectively as of December 31, 2017 and have concluded that the material weakness related to the accounting and disclosures for income taxes has been remediated.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2017.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
The information under the caption “Election of Directors” in the 2018 Proxy Statement is incorporated herein by reference.
Executive Officers of the Registrant
The information under the caption “Executive Officers of the Registrant” in the 2018 Proxy Statement is incorporated herein by reference.
On December 31, 2017, Anthony J. Reardon resigned as an employee of the Company but will continue to serve as a non-employee Chairman of the Board.
Audit Committee and Audit Committee Financial Expert
The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2018 Proxy Statement is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement is incorporated herein by reference.
Code of Ethics
The information under the caption “Code of Ethics” in the 2018 Proxy Statement is incorporated herein by reference.
Changes to Procedures to Recommend Nominees
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2018 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2018 Proxy Statement is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our compensation plans under which equity securities are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)(2)
Equity Compensation Plans
Approved by security holders (1)	713,069	$23.38	77,693
Not approved by security holders	—	—	—
Total	713,069		77,693

(1)
The number of securities to be issued consists of 306,225 for stock options, 185,344 for restricted stock units and 221,500 for performance stock units at target. The weighted average exercise price applies only to the stock options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Election of Directors” in the 2018 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the caption “Principal Accountant Fees and Services” contained in the 2018 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

	The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

		Page

	Report of Independent Registered Public Accounting Firm	47

	Consolidated Balance Sheets - December 31, 2017 and 2016	49

	Consolidated Statements of Operations - Years Ended December 31, 2017, 2016, and 2015	50

	Consolidated Statements of Comprehensive Income (Loss) - Years Ended December 31, 2017, 2016, and 2015	51

	Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2017, 2016, and 2015	52

	Consolidated Statements of Cash Flows - Years Ended December 31, 2017, 2016, and 2015	53

	Notes to Consolidated Financial Statements	54

	Supplemental Quarterly Financial Data (Unaudited)	80

	2. Financial Statement Schedule

	The following schedule for the years ended December 31, 2017, 2016 and 2015 is filed herewith:

	Schedule II - Valuation and Qualifying Accounts	81

	All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

	3. Exhibits

See Item 15(b) for a list of exhibits.		—

ITEM 16. FORM 10-K SUMMARY	—

Signatures	—

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ducommun Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ducommun Incorporated and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 28, 2018
We have served as the Company’s auditor since 1989.

Ducommun Incorporated and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$2,150	$7,432
Accounts receivable (less allowance for doubtful accounts of $868 and $495 at December 31, 2017 and 2016, respectively)	74,064	76,239
Inventories	122,161	119,896
Production cost of contracts	11,204	11,340
Other current assets	11,435	11,034
Total Current Assets	221,014	225,941
Property and Equipment, Net	110,252	101,590
Goodwill	117,435	82,554
Intangibles, Net	114,693	101,573
Non-Current Deferred Income Taxes	261	286
Other Assets	3,098	3,485
Total Assets	$566,753	$515,429
Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$—	$3
Accounts payable	51,907	57,024
Accrued liabilities	28,329	29,279
Total Current Liabilities	80,236	86,306
Long-Term Debt, Less Current Portion	216,055	166,896
Non-Current Deferred Income Taxes	15,981	31,417
Other Long-Term Liabilities	18,898	18,707
Total Liabilities	331,170	303,326
Commitments and Contingencies (Notes 14, 17)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,332,841 and 11,193,813 shares issued and outstanding at December 31, 2017 and 2016, respectively	113	112
Additional paid-in capital	80,223	76,783
Retained earnings	161,364	141,287
Accumulated other comprehensive loss	(6,117)	(6,079)
Total Shareholders’ Equity	235,583	212,103
Total Liabilities and Shareholders’ Equity	$566,753	$515,429
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Net Revenues	$558,183	$550,642	$666,011
Cost of Sales	455,363	444,449	565,219
Gross Profit	102,820	106,193	100,792
Selling, General and Administrative Expenses	79,435	77,443	83,796
Goodwill Impairment	—	—	57,243
Intangible Asset Impairment	—	—	32,937
Restructuring Charges	8,360	182	2,125
Operating Income (Loss)	15,025	28,568	(75,309)
Interest Expense	(8,261)	(8,274)	(18,709)
Gain on Divestitures, Net	—	17,604	—
Loss on Extinguishment of Debt	—	—	(14,720)
Other Income, Net	845	215	2,148
Income (Loss) Before Taxes	7,609	38,113	(106,590)
Income Tax (Benefit) Expense	(12,468)	12,852	(31,711)
Net Income (Loss)	$20,077	$25,261	$(74,879)
Earnings (Loss) Per Share
Basic earnings (loss) per share	$1.78	$2.27	$(6.78)
Diluted earnings (loss) per share	$1.74	$2.24	$(6.78)
Weighted-Average Number of Shares Outstanding
Basic	11,290	11,151	11,047
Diluted	11,558	11,299	11,047
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net Income (Loss)	$20,077	$25,261	$(74,879)
Other Comprehensive Income (Loss), Net of Tax:
Pension Adjustments:
Amortization of actuarial loss included in net income, net of tax benefit of $302, $283, and $330 for 2017, 2016, and 2015, respectively	508	479	557
Actuarial (loss) gain arising during the period, net of tax (benefit) expense of $(194), $(413), and $300 for 2017, 2016, and 2015, respectively	(304)	(650)	491
Decrease in net unrealized gains and losses on cash flow hedges, net of tax benefit of $145, $180, and $0 for 2017, 2016, and 2015, respectively	(242)	(305)	—
Other Comprehensive (Loss) Income, Net of Tax	(38)	(476)	1,048
Comprehensive Income (Loss), Net of Tax	$20,039	$24,785	$(73,831)
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share data)

	Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2014	10,952,268	$110	$—	$72,206	$190,905	$(6,651)	$256,570
Net loss	—	—	—	—	(74,879)	—	(74,879)
Other comprehensive income, net of tax	—	—	—	—	—	1,048	1,048
Stock options exercised	167,523	1	—	3,083	—	—	3,084
Stock repurchased related to the exercise of stock options	(137,194)	(1)	—	(4,209)	—	—	(4,210)
Stock awards vested	101,721	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	3,495	—	—	3,495
Excess tax benefits from share-based compensation	—	—	—	626	—	—	626
Balance at December 31, 2015	11,084,318	$111	$—	$75,200	$116,026	$(5,603)	$185,734
Net income	—	—	—	—	25,261	—	25,261
Other comprehensive loss, net of tax	—	—	—	—	—	(476)	(476)
Stock options exercised	132,325	1	—	2,121	—	—	2,122
Stock repurchased related to the exercise of stock options	(151,916)	(1)	—	(3,464)	—	—	(3,465)
Stock awards vested	129,086	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	3,007	—	—	3,007
Tax shortfall from share-based compensation	—	—	—	(80)	—	—	(80)
Balance at December 31, 2016	11,193,813	$112	$—	$76,783	$141,287	$(6,079)	$212,103
Net income	—	—	—	—	20,077	—	20,077
Other comprehensive loss, net of tax	—	—	—	—	—	(38)	(38)
Stock options exercised	212,775	2	—	4,334	—	—	4,336
Stock repurchased related to the exercise of stock options	(219,164)	(2)	—	(6,902)	—	—	(6,904)
Stock awards vested	145,417	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	6,009	—	—	6,009
Balance at December 31, 2017	11,332,841	$113	$—	$80,223	$161,364	$(6,117)	$235,583
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net Income (Loss)	$20,077	$25,261	$(74,879)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and amortization	22,845	22,860	26,846
Gain on divestitures, net	—	(17,604)	—
Goodwill impairment	—	—	57,243
Intangible asset impairment	—	—	32,937
Property and equipment impairment due to restructuring	3,607	—	—
Stock-based compensation expense	4,675	3,007	3,495
Deferred income taxes	(15,411)	3,519	(29,110)
Excess tax benefits from stock-based compensation	—	(248)	(626)
Provision for doubtful accounts	373	112	132
Noncash loss on extinguishment of debt	—	—	4,970
Other	(1,182)	(7,204)	5,628
Changes in Assets and Liabilities:
Accounts receivable	2,720	3,220	4,444
Inventories	(533)	(5,182)	20,985
Production cost of contracts	(267)	(1,536)	330
Other assets	40	2,974	5,884
Accounts payable	(4,015)	15,055	(13,978)
Accrued and other liabilities	2,505	(966)	(20,623)
Net Cash Provided by Operating Activities	35,434	43,268	23,678
Cash Flows from Investing Activities
Purchases of property and equipment	(27,610)	(17,001)	(15,891)
Proceeds from sale of assets	913	16	904
Insurance recoveries related to property and equipment	288	—	1,510
Proceeds from divestitures	—	51,893	—
Payments for purchase of Lightning Diversion Systems, LLC, net of cash acquired	(59,798)	—	—
Net Cash (Used in) Provided by Investing Activities	(86,207)	34,908	(13,477)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	395,900	71,800	65,000
Repayment of senior secured revolving credit facility	(337,800)	(71,800)	(65,000)
Borrowings from term loan	—	—	275,000
Repayments of senior unsecured notes and term loans	(10,000)	(75,000)	(320,000)
Repayments of other debt	(3)	(23)	(26)
Debt issuance costs	—	—	(4,848)
Excess tax benefits from stock-based compensation	—	248	626
Net cash paid from issuance of common stock under stock plans	(2,606)	(1,423)	(1,126)
Net Cash Provided by (Used in) Financing Activities	45,491	(76,198)	(50,374)
Net (Decrease) Increase in Cash and Cash Equivalents	(5,282)	1,978	(40,173)
Cash and Cash Equivalents at Beginning of Year	7,432	5,454	45,627
Cash and Cash Equivalents at End of Year	$2,150	$7,432	$5,454
See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Description of Business
We are a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace and defense, industrial, medical, and other industries. Our subsidiaries are organized into two primary businesses: Electronic Systems segment and Structural Systems segment, each of which is a reportable operating segment. Electronic Systems designs, engineers and manufactures high-reliability electronic and electromechanical products used in worldwide technology-driven markets including aerospace and defense, industrial, medical, and other end-use markets. Electronic Systems’ product offerings primarily range from prototype development to complex assemblies. Structural Systems designs, engineers and manufactures large, complex contoured aerostructure components and assemblies and supplies composite and metal bonded structures and assemblies. Structural Systems’ products are primarily used on commercial aircraft, military fixed-wing aircraft and military and commercial rotary-wing aircraft. All reportable operating segments follow the same accounting principles.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to current year’s presentation.
Supplemental Cash Flow Information

	(In thousands) Years Ended December 31,
	2017	2016	2015
Interest paid	$7,307	$6,877	$26,501
Taxes paid	$3,125	$9,778	$1,150
Non-cash activities:
Purchases of property and equipment not paid	$2,104	$3,241	$1,549
Fair Value
Assets and liabilities that are measured, recorded or disclosed at fair value on a recurring basis are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value.

Level 1, the highest level, refers to the values determined based on quoted prices in active markets. Level 2 refers to fair values estimated using significant observable inputs. Level 3, the lowest level, includes fair values estimated using significant unobservable inputs.. See Note 4 for further information.
Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less.These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of December 31, 2017 and December 31, 2016, all of our derivative instruments were designated as cash flow hedges.
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
Production Cost of Contracts
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of goods sold using the units of delivery method. We review long-lived assets within production costs of contracts for impairment on an annual basis (which we perform during the fourth quarter) or when events or changes in circumstances indicate that the carrying value of our long-lived assets may not be recoverable. An impairment charge is recognized when the carrying value of an asset exceeds the projected undiscounted future cash flows expected from its use and disposal. As of December 31, 2017 and 2016, production costs of contracts were $11.2 million and $11.3 million, respectively.
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
Goodwill and Indefinite-Lived Intangible Asset
Goodwill is evaluated for impairment on a annual basis on the first day of the fourth fiscal quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. Our impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates it is more likely than not that the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, we will follow a two-step quantitative goodwill impairment test to determine if goodwill is impaired.
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, as reflected in the consolidated balance sheets under the equity section, was composed of cumulative pension and retirement liability adjustments, net of tax, and unrealized losses on cash flow hedges, net of tax.
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
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily as a result of research and development (“R&D”) tax credits available in the United States and deductions available in the United States for domestic production activities. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business.
Deferred tax assets and liabilities are recognized, using enacted tax rates, for the expected future tax consequences of temporary differences between the book and tax bases of recorded assets and liabilities, operating losses, and tax credit carryforwards. Deferred tax assets are evaluated quarterly and are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. Certain provisional amounts for the income tax effects of the 2017 Tax Act, including $13.0 million of deferred income tax benefit recorded principally due to the re-measurement of the federal portion of our deferred tax assets and liabilities, are reflected in our financial results in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance regarding the application of Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” in the reporting period in which the 2017 Tax Act became law. See Note 16 for further information.
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
Accounting for Stock-Based Compensation
We measure and recognize compensation expense for share-based payment transactions to our employees and non-employees at their estimated fair value. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award). The fair value of stock options are determined using the Black-Scholes-Merton (“Black-Scholes”) valuation model, which requires assumptions and judgments regarding stock price volatility, risk-free interest rates, and expected options terms. Management’s estimates could differ from actual results. The fair value of unvested stock awards is determined based on the closing price of the underlying common stock on the date of grant except for market condition awards for which the fair value was based on a Monte Carlo simulation model.
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
The net earnings (loss) and weighted-average number of common shares outstanding used to compute earnings (loss) per share were as follows:

	(In thousands, except per share data) Years Ended December 31,
	2017	2016	2015
Net income (loss)	$20,077	$25,261	$(74,879)
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,290	11,151	11,047
Dilutive potential common shares	268	148	—
Diluted weighted-average common shares outstanding	11,558	11,299	11,047
Earnings (loss) per share
Basic	$1.78	$2.27	$(6.78)
Diluted	$1.74	$2.24	$(6.78)
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Years Ended December 31,
	2017	2016	2015
Stock options and stock units	126	553	778
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. It depicts the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. Companies have the option of applying the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. Additional guidance was issued subsequently as follows:

•	December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”);

•	May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”);

•
May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-06 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”);

•	April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”); and

•	August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)” (“ASU 2015-14”).
All of this new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2018.
We are in the process of completing the implementation phase of the project. We have noted that under ASU 2014-09, the percentage of completion, unit of delivery method of recognizing revenue will no longer be an acceptable method for us and production costs will generally not be deferred. Instead, revenue will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). Given the nature of our products and terms and conditions in the majority of our contracts, our customer obtains control as we perform work under the contract. As such, the majority of our revenues will be recognized sooner as a result of changing to an over time method (i.e., cost-to-cost plus margin) from a point-in-time method, which is our current method for recognizing revenue. This will result in eliminating the majority of our work-in-process and finished goods inventory and a significant increase in unbilled accounts receivables (i.e., contract assets). This change will also impact our information technology systems, systems of internal controls over financial reporting, and certain accounting policies, requiring the usage of more judgment in determining our revenue recognition. We have selected a software solution and are in the process of implementing the software solution to comply with this new accounting standard. The new accounting standard will be adopted using the modified retrospective method, whereby the cumulative effect of applying the new guidance is recognized as an adjustment to certain captions on the balance sheet, including the opening balance of retained earnings in the first quarter of 2018. We have periodically briefed our Audit Committee of the Board of Directors on the progress made towards the adoption of this revenue recognition accounting standard. Since we have not completed the implementation of the software solution, we currently are unable to determine the exact impact to our consolidated financial statements. However, we expect the impact to be significant on certain captions on our January 1, 2018 opening balance sheet.

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
The purchase price for LDS was $60.0 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid $61.4 million with the remaining $0.6 million paid in October 2017. We allocated the gross purchase price of $62.0 million to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Estimated Fair Value
Cash	$2,223
Accounts receivable	918
Inventories	1,732
Other current assets	54
Property and equipment	138
Intangible assets	22,400
Goodwill	34,881
Total assets acquired	62,346
Current liabilities	(325)
Total liabilities assumed	(325)
Total purchase price allocation	$62,021

	Useful Life (In years)	Estimated Fair Value (In thousands)
Intangible assets:
Customer relationships	15	$21,100
Trade name	15	1,300
		$22,400
The intangible assets acquired of $22.4 million were determined based on the estimated fair values using valuation techniques consistent with the income approach to measure fair value. The useful lives were estimated based on the underlying agreements or the future economic benefit expected to be received from the assets. The fair values of the identifiable intangible assets were estimated using several valuation methodologies, which represented Level 3 fair value measurements. The value for customer relationships was estimated based on a multi-period excess earnings approach, while the value for the trade name was assessed using the relief from royalty methodology. Further, we analyzed the technology acquired and concluded no fair value should be assigned to it.
The goodwill of $34.9 million arising from the acquisition is attributable to the benefits we expect to derive from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, opportunities within new markets, and an acquired assembled workforce. All the goodwill was assigned to the Electronic Systems segment. Since the LDS acquisition, for tax purposes, was deemed an asset acquisition, the goodwill recognized is deductible for income tax purposes.
Acquisition related transaction costs are not included as components of consideration transferred but have been expensed as incurred. Total acquisition-related transaction costs incurred by us were $0.3 million during 2017 and charged to selling, general and administrative expenses.
LDS’ results of operations have been included in our consolidated statements of operations since the date of acquisition as part of the Electronic Systems segment. Pro forma results of operations of the LDS acquisition have not been presented as the effect of the LDS acquisition was not material to our financial results.

Note 3. Restructuring Activities
Summary of 2017 Restructuring Plan
In November 2017, management approved and commenced a restructuring plan that is expected to increase operating efficiencies. We currently estimate this initiative will result in $19.0 million to $22.0 million in total pre-tax restructuring charges through 2018, with $8.8 million recorded during 2017. We are currently evaluating a number of possible scenarios to execute the second phase of the restructuring plan, which will result in additional restructuring charges during 2018. We anticipate the additional charges will include cash payments for employee separation and non-cash charges for asset impairments, depending on the specific plan we develop. On an annualized basis, beginning in 2019, we estimate these restructuring actions will result in total savings of $14.0 million.
In the Electronic Systems segment, we have recorded expenses of $1.2 million for severance and benefits which was charged to restructuring charges.
In the Structural Systems segment, we have recorded expenses of $1.7 million for severance and benefits which was charged to restructuring charges. In addition, we recorded non-cash expenses of $3.6 million for property and equipment impairment which was charged to restructuring charges. Further, we recorded non-cash expenses of $0.5 million for inventory write down which was charged to cost of sales.
In Corporate, we have recorded expenses of $0.4 million for severance and benefits and non-cash expenses of $1.4 million for stock-based compensation awards which were modified, all of which was charged to restructuring charges.
As of December 31, 2017, we have accrued $1.0 million, $1.3 million, and $0.4 million for severance and benefits and loss on early exit from lease in the Electronic Systems segment, Structural Systems segment, and Corporate, respectively.
Summary of 2016 Restructuring Plan
In May 2016, management approved and commenced implementation of the closure of one of our Tulsa facilities that was completed in June 2016, and is part of our overall strategy to streamline operations. We have recorded cumulative expenses of $0.2 million for severance and benefits and loss on early exit from a lease, all of which were charged to restructuring charges in 2016. We do not expect to record additional expenses related to this restructuring plan.
As of December 31, 2017, we have accrued less than $0.1 million for loss on early exit from lease in the Electronic Systems segment.
Summary of 2015 Restructuring Plans
In September 2015, management approved and commenced implementation of several restructuring actions, including organizational re-alignment, consolidation and relocation of the New York facilities that was completed in December 2015, closure of the Houston facility that was completed in December 2015, and closure of the St. Louis facility that was completed in April 2016, all of which are part of our overall strategy to streamline operations. We have recorded cumulative expenses of $2.2 million for severance and benefits and loss on early exit from leases, all of which were charged to restructuring charges in 2015. We do not expect to record additional expenses related to these restructuring plans.
As of December 31, 2017, all payments have been made on early exit from lease in the Structural Systems segment.
Our restructuring activities for 2017 and 2016 were as follows (in thousands):

	December 31, 2016	2017				December 31, 2017
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$—	$3,337	$(678)	$—	$—	$2,659
Modification of stock-based compensation awards	—	1,334	—	(1,334)	—	—
Lease termination	654	18	(670)	—	64	66
Property and equipment impairment due to restructuring	—	3,607	—	(3,607)	—	—
Inventory write down	—	478	—	(478)	—	—
Ending balance	$654	$8,774	$(1,348)	$(5,419)	$64	$2,725

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
Our financial instruments consist primarily of cash and cash equivalents and interest rate cap derivatives designated as cash flow hedging instruments. Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	As of December 31, 2017				As of December 31, 2016
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Money market funds(1)	$26	$—	$—	$26	$3,751	$—	$—	$3,751
Interest rate cap hedges(2)	—	165	—	165	—	553	—	553
Total Assets	$26	$165	$—	$191	$3,751	$553	$—	$4,304
(1) Included as cash and cash equivalents.
(2) Interest rate cap hedge premium included as other current assets and other assets.
The fair value of the interest rate cap hedge agreements is determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in either 2017 or 2016.

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
Our interest rate cap hedges were designated as cash flow hedges and deemed highly effective at the inception of the hedges. These interest rate cap hedges mature concurrently with the term loan in June 2020. In 2017, the interest rate cap hedges continued to be highly effective and $0.2 million, net of tax, was recognized in other comprehensive income. No amount was recorded in the consolidated statements of operations in 2017. See Note 10.
The recorded fair value of the derivative financial instruments in the consolidated balance sheets were as follows:

	(In thousands) December 31, 2017		(In thousands) December 31, 2016
	Other Current Assets	Other Long Term Assets	Other Current Assets	Other Long Term Assets
Derivatives Designated as Hedging Instruments
Cash Flow Hedges:
Interest rate cap premiums	$—	$165	$—	$553

Total Derivatives	$—	$165	$—	$553

Note 6. Inventories
Inventories consisted of the following:

	(In thousands) December 31,
	2017	2016
Raw materials and supplies	$65,221	$64,650
Work in process	62,584	56,806
Finished goods	10,665	9,180
	138,470	130,636
Less progress payments	16,309	10,740
Total	$122,161	$119,896
We net progress payments from customers related to inventory purchases against inventories on the consolidated balance sheets.

Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following:

	(In thousands) December 31,		Range of Estimated
	2017	2016	Useful Lives
Land	$15,662	$15,662
Buildings and improvements	57,024	49,870	5 - 40 Years
Machinery and equipment	146,175	137,555	2 - 20 Years
Furniture and equipment	21,127	21,749	2 - 10 Years
Construction in progress	13,480	12,238
	253,468	237,074
Less accumulated depreciation	143,216	135,484
Total	$110,252	$101,590
Depreciation expense was $13.2 million, $13.3 million and $15.7 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 8. Goodwill and Other Intangible Assets
Goodwill
The carrying amounts of goodwill, all in our Electronic Systems segment, for the years ended December 31, 2017 and 2016 were as follows:

(In thousands)
Gross goodwill	$164,276
Accumulated goodwill impairment	(81,722)
Balance at December 31, 2016	82,554
Goodwill from acquisition during the period	34,881
Balance at December 31, 2017	$117,435
Goodwill is evaluated for impairment on a annual basis on the first day of the fourth fiscal quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. Our impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market, and economic conditions, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If our qualitative assessment indicates it is more likely than not that the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, we will follow a two-step quantitative goodwill impairment test to determine if goodwill is impaired.
In the fourth quarter of 2017, the carrying amount of goodwill at the date of the most recent annual impairment evaluation was $117.4 million, all of which was in our Electronic Systems operating segment. As of the date of our 2017 annual evaluation for goodwill impairment, we used a qualitative assessment noting it was not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus, goodwill was not deemed impaired. Our most recent step-one goodwill impairment analysis was in the prior year fourth quarter of 2016 and the fair value of the Electronic Systems internal reporting unit exceeded its carrying value at that time by 32% and thus, was not deemed impaired.
In September 2017, we acquired 100.0% of the outstanding equity interests of LDS for a purchase price of $60.0 million, net of cash acquired. We allocated the gross purchase price of $62.0 million to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase over the aggregate fair values was recorded as goodwill. See Note 2.
Other intangible assets are related to acquisitions, including LDS, and recorded at fair value at the time of the acquisition. Other intangible assets with finite lives are generally amortized on the straight-line method over periods ranging from fourteen to eighteen years. Intangible assets are as follows:

		(In thousands)
		December 31, 2017			December 31, 2016
	Wtd. Avg Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived assets
Customer relationships	17	$180,300	$67,449	$112,851	$159,200	$58,352	$100,848
Trade names	15	1,300	26	1,274	—	—	—
Contract renewal	14	1,845	1,493	352	1,845	1,362	483
Technology	15	400	184	216	400	158	242
Total		$183,845	$69,152	$114,693	$161,445	$59,872	$101,573
The carrying amount of other intangible assets by operating segment as of December 31, 2017 and 2016 was as follows:

	(In thousands)
	December 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
Other intangible assets
Structural Systems	$19,300	$16,464	$2,836	$19,300	$15,555	$3,745
Electronic Systems	164,545	52,688	111,857	142,145	44,317	97,828
Total	$183,845	$69,152	$114,693	$161,445	$59,872	$101,573

Amortization expense of other intangible assets was $9.3 million, $9.0 million and $10.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future amortization expense by operating segment is expected to be as follows:

	(In thousands)
	Structural Systems	Electronic Systems	Consolidated Ducommun
2018	$737	$9,420	$10,157
2019	591	9,419	10,010
2020	490	9,348	9,838
2021	381	9,287	9,668
2022	320	9,288	9,608
Thereafter	317	65,095	65,412
	$2,836	$111,857	$114,693

Note 9. Accrued Liabilities
The components of accrued liabilities consisted of the following:

	(In thousands) December 31,
	2017	2016
Accrued compensation	$18,925	$15,455
Accrued income tax and sales tax	71	332
Customer deposits	3,970	3,204
Provision for forward loss reserves	1,226	4,780
Other	4,137	5,508
Total	$28,329	$29,279

Note 10. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands) December 31,
	2017	2016
Term loan	$160,000	$170,000
Revolving credit facility	58,100	—
Other debt (fixed 5.41%)	—	3
Total debt	218,100	170,003
Less current portion	—	3
Total long-term debt	218,100	170,000
Less debt issuance costs	2,045	3,104
Total long-term debt, net of debt issuance costs	$216,055	$166,896
Weighted-average interest rate	3.73%	3.25%

Future long-term debt payments at December 31, 2017 were as follows:

(In thousands)
2018	$—
2019	—
2020	218,100
2021	—
2022	—
Total	$218,100
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
Further, we are required to make mandatory prepayments of amounts outstanding under the Term Loan. The mandatory prepayments will be made quarterly, equal to 5.0% per year of the original aggregate principal amount during the first two years and increase to 7.5% per year during the third year, and increase to 10.0% per year during the fourth year and fifth years, with the remaining balance payable on June 26, 2020. The loans under the Revolving Credit Facility are due on June 26, 2020. As of December 31, 2017, we were in compliance with all covenants required under the Credit Facilities.
In addition, we incurred $4.8 million of debt issuance costs related to the Credit Facilities and those costs were capitalized and are being amortized over the five year life of the Credit Facilities.
In September 2017, we acquired LDS for a purchase price of $60.0 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid $61.4 million in cash by drawing down on the Revolving Credit Facility. The remaining $0.6 million was paid in October 2017 in cash, also by drawing down on the Revolving Credit Facility. See Note 2.
In July 2017, we entered into a technical amendment to the Credit Facilities (“First Amendment”) which provided more flexibility to close certain qualified acquisitions permitted under the Credit Facilities.
We made voluntary principal prepayments of $10.0 million under the Term Loan during 2017.
As of December 31, 2017, we had $141.6 million of unused borrowing capacity under the Revolving Credit Facility, after deducting $58.1 million for draw down on the Revolving Credit Facility and $0.3 million for standby letters of credit.
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
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with the interest rate cap hedges. See Note 5 for further information.
In December 2017 and 2016, we entered into agreements to purchase $14.2 million and $9.9 million of industrial revenue bonds (“IRBs”) issued by the city of Parsons, Kansas (“Parsons”) and concurrently, sold $14.2 million and $9.9 million of property and equipment (“Property”) to Parsons as well as entered into a lease agreement to lease the Property from Parsons (“Lease”) with lease payments totaling $14.2 million and $9.9 million over the lease term, respectively. The sale of the Property and concurrent lease back of the Property in December 2017 and 2016 did not meet the sale-leaseback accounting requirements as a result of our continuous involvement with the Property and thus, the $14.2 million and $9.9 million in cash received from Parsons was not recorded as a sale but as a financing obligation, respectively. Further, the Lease included a right of offset so long as we continue to own the IRBs and thus, the financing obligation of $14.2 million and $9.9 million was offset against the $14.2 million and $9.9 million, respectively, of IRBs assets and are presented net on the consolidated balance sheets with no impact to the consolidated statements of operations or consolidated cash flow statements.

Note 11. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At December 31, 2017 and 2016, no preferred shares were issued or outstanding.

Note 12. Stock-Based Compensation
Stock Incentive Compensation Plans
We have two stock incentive plans: the 2007 Stock Incentive Plan (the “2007 Plan”), as amended effective March 20, 2007, and the 2013 Stock Incentive Plan (the “2013 Plan”), collectively referred to as (the “Stock Incentive Plans”). The Stock Incentive Plans permit awards of stock options, restricted stock units, performance stock units and other stock-based awards to our officers, key employees and non-employee directors on terms determined by the Compensation Committee of the Board of Directors (the “Committee”). The aggregate number of shares available for issuance under the 2007 Plan and 2013 Plan is 1,200,000 and 1,040,000, respectively. Under the 2007 Plan, no more than an aggregate of 400,000 shares are available for issue of stock-based awards other than stock options and stock appreciation rights. As of December 31, 2017, shares available for future grant under the 2007 Plan and 2013 Plan are zero and 77,693, respectively. Prior the adoption of the 2007 Plan, we granted stock-based awards to purchase shares of our common stock to officers, key employees and non-employee directors under certain predecessor plans. No further awards can be granted under the 2007 Plan or these predecessor plans.
Stock Options

In the years ended December 31, 2017, 2016, and 2015, we granted stock options to our officers, key employees and non-employee directors of 129,400, 123,500, and 73,000, respectively, with weighted-average grant date fair values of $11.88, $6.53, and $10.63, respectively. Stock options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire not more than seven years from the date of grant. The stock options typically vest over a period of four years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. If an employee terminates employment, the non-vested portion of the stock options will not vest and all rights to the non-vested portion will terminate completely.

Stock option activity for the year ended December 31, 2017 were as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	439,550	$20.07
Granted	129,400	$29.19
Exercised	(212,775)	$20.38
Expired	(5,800)	$21.12
Forfeited	(44,150)	$22.19
Outstanding at December 31, 2017	306,225	$23.38	5.2	$1,654
Exerciseable at December 31, 2017	86,425	$20.78	2.9	$663

Changes in nonvested stock options for the year ended December 31, 2017 were as follows:

	Number of Stock Options	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	225,175	$8.77
Granted	129,400	$11.88
Vested	(90,625)	$8.87
Forfeited	(44,150)	$7.93
Nonvested at December 31, 2017	219,800	$11.07

The aggregate intrinsic value of stock options represents the amount by which the market price of our common stock exceeds the exercise price of the stock option. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2017, 2016 and 2015 was $2.5 million, $1.3 million, and $2.3 million, respectively. Cash received from stock options exercised for the years ended December 31, 2017, 2016 and 2015 was $4.3 million, $2.1 million, and $3.1 million, respectively, with related tax benefits of $0.9 million, $0.5 million, and $0.9 million, respectively. The total amount of stock options vested and expected to vest in the future is 306,225 shares with a weighted-average exercise price of $23.38 and an aggregate intrinsic value of $1.7 million. These stock options have a weighted-average remaining contractual term of 5.2 years.
The share-based compensation cost expensed for stock options for the years ended December 31, 2017, 2016, and 2015 (before tax benefits) was $0.7 million, $0.8 million, and $1.2 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2017, total unrecognized compensation cost (before tax benefits) related to stock options of $1.5 million is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of stock options vested during the years ended December 31, 2017, 2016, and 2015 was $0.8 million, $0.9 million, and $1.3 million, respectively.
We apply fair value accounting for stock-based compensation based on the grant date fair value estimated using a Black-Scholes-Merton (“Black-Scholes”) valuation model. The assumptions used to compute the fair value of stock option grants under the Stock Incentive Plans for years ended December 31, 2017, 2016, and 2015 were as follows:

	Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.75%	1.20%	1.13%
Expected volatility	50.37%	51.79%	53.72%
Expected dividends	—	—	—
Expected term (in months)	48	48	47
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
Restricted Stock Units
We granted restricted stock units (“RSUs”) to certain officers, key employees and non-employee directors of 135,350, 139,450, and 108,500 RSUs during the years ended December 31, 2017, 2016, and 2015, respectively, with weighted-average grant date fair values (equal to the fair market value of our stock on the date of grant) of $28.97, $15.97, and $25.15 per share, respectively. RSUs represent a right to receive a share of stock at future vesting dates with no cash payment required from the holder. The RSUs typically have a three year vesting term of 33%, 33% and 34% on the first, second and third anniversaries of the date of grant, respectively. If an employee terminates employment, their non-vested portion of the RSUs will not vest and all rights to the non-vested portion will terminate.

Restricted stock unit activity for the year ended December 31, 2017 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2017	193,382	$18.88
Granted	135,350	$28.97
Vested	(101,930)	$19.66
Forfeited	(41,458)	$21.93
Outstanding at December 31, 2017	185,344	$25.14
The share-based compensation cost expensed for RSUs for the years ended December 31, 2017, 2016, and 2015 (before tax benefits) was $2.0 million, $1.8 million, and $1.8 million respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2017, total unrecognized compensation cost (before tax benefits) related to RSUs of $3.0 million is expected to be recognized over a weighted average period of 2.0 years. The total fair value of RSUs vested for the years ended December 31, 2017, 2016, and 2015 was $3.0 million, $1.3 million, and $1.8 million, respectively. The tax benefit realized from vested RSUs for the years ended December 31, 2017, 2016, and 2015 was $1.1 million, $0.7 million, and $0.7 million, respectively.
Performance Stock Units
We granted performance stock awards (“PSUs”) to certain key employees of 126,000, 62,500, and 64,000 PSUs during the years ended December 31, 2017, 2016, and 2015, respectively, with weighted-average grant date fair values of $26.31, $15.92, and $25.51 per share, respectively. PSU awards are subject to the attainment of performance goals established by the Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals are based on a pre-established objective formula that specifies the manner of determining the number of performance stock awards that will be granted if performance goals are attained. If an employee terminates employment, their non-vested portion of the PSUs will not vest and all rights to the non-vested portion will terminate.

Performance stock activity for the year ended December 31, 2017 was as follows:

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2017	121,637	$20.39
Granted	126,000	$26.31
Adjustment for target performance	37,350	$25.48
Vested	(43,487)	$24.98
Forfeited	(20,000)	$22.63
Outstanding at December 31, 2017	221,500	$23.52
The share-based compensation cost expensed for PSUs for the years ended December 31, 2017, 2016, and 2015 (before tax benefits) was $2.0 million, $0.4 million and $0.5 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2017, total unrecognized compensation cost (before tax benefits) related to PSUs of $2.4 million is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of PSUs vested during the years ended December 31, 2017, 2016, and 2015, was $1.2 million, $1.1 million, and $0.9 million, respectively. The tax benefit realized from PSUs for the years ended December 31, 2017, 2016, and 2015 were $0.5 million, $0.2 million, and $0.3 million, respectively.

Note 13. Employee Benefit Plans
Supplemental Retirement Plans
We have three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers certain current and retired employees and further employee contributions to this plan were suspended on August 5, 2011. The liability for the third plan and interest thereon is included in accrued employee compensation and long-term liabilities and was $0.1 million and $0.7 million, respectively, at December 31, 2017 and $0.6 million and $0.8 million, respectively, at December 31, 2016. The accumulated benefit obligations of the first two plans at December 31, 2017 and December 31, 2016 were $0.6 million and $0.7 million, respectively, and are included in accrued liabilities.
Defined Contribution 401(K) Plans
We sponsor a 401(k) defined contribution plan for all our employees. The plan allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan, we generally provide a match equal to 50% of the employee’s contributions up to the first 6% of compensation, except for union employees who are not eligible to receive the match. Our provision for matching and profit sharing contributions for the three years ended December 31, 2017, 2016, and 2015 was $2.7 million, $2.7 million, and $3.2 million, respectively.
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
The components of net periodic pension cost for both plans are as follows:

	(In thousands) Years Ended December 31,
	2017	2016	2015
Service cost	$531	$531	$785
Interest cost	1,329	1,367	1,350
Expected return on plan assets	(1,530)	(1,482)	(1,495)
Amortization of actuarial losses	810	762	887
Net periodic pension cost	$1,140	$1,178	$1,527
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for 2017 were as follows:

(In thousands) Year Ended December 31,
2017
Amortization of actuarial loss - total before tax (1)	$810
Tax benefit	(302)
Net of tax	$508

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

The estimated net actuarial loss for both plans that will be amortized from accumulated other comprehensive loss into net periodic cost during 2018 is $0.7 million.

The obligations, fair value of plan assets, and funded status of both plans are as follows:

	(In thousands) December 31,
	2017	2016
Change in benefit obligation(1)
Beginning benefit obligation (January 1)	$33,154	$31,510
Service cost	531	531
Interest cost	1,329	1,367
Actuarial loss	2,449	1,132
Benefits paid	(1,461)	(1,386)
Ending benefit obligation (December 31)	$36,002	$33,154
Change in plan assets
Beginning fair value of plan assets (January 1)	$22,015	$19,933
Return on assets	3,481	1,551
Employer contribution	1,611	1,917
Benefits paid	(1,461)	(1,386)
Ending fair value of plan assets (December 31)	$25,646	$22,015
Funded status (underfunded)	$(10,356)	$(11,139)
Amounts recognized in the consolidated balance sheet
Current liabilities	$560	$544
Non-current liabilities	$9,796	$10,595
Unrecognized loss included in accumulated other comprehensive loss
Beginning unrecognized loss, before tax (January 1)	$9,220	$8,919
Amortization	(810)	(762)
Liability loss	2,449	1,132
Asset gain	(1,951)	(69)
Ending unrecognized loss, before tax (December 31)	8,908	9,220
Tax impact	(3,309)	(3,425)
Unrecognized loss included in accumulated other comprehensive loss, net of tax	$5,599	$5,795

(1)	Projected benefit obligation equals the accumulated benefit obligation for the plans.
On December 31, 2017, our annual measurement date, the accumulated benefit obligation exceeded the fair value of the plans assets by $10.4 million. Such excess is referred to as an unfunded accumulated benefit obligation. We recorded unrecognized loss included in accumulated other comprehensive loss, net of tax at December 31, 2017 and 2016 of $5.6 million and $5.8 million, respectively, which decreased shareholders’ equity. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be decreased or be eliminated if either interest rates increase or market performance and plan returns improve which will cause the Pension Plan to return to fully funded status.
Our Pension Plan asset allocations at December 31, 2017 and 2016, by asset category, were as follows:

	December 31,
	2017	2016
Equity securities	70%	65%
Cash and equivalents	1%	2%
Debt securities	29%	33%
Total(1)	100%	100%

(1)	Our overall investment strategy is to achieve an asset allocation within the following ranges to achieve an appropriate rate of return relative to risk.

Cash	0-5%
Fixed income securities	15-75%
Equities	30-80%
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

	(In thousands) Year Ended December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$135	$—	$—	$135
Fixed income securities	3,494	—	—	3,494
Equities(1)	1,625	—	—	1,625
Other investments	910	—	—	910
Total plan assets at fair value	$6,164	$—	$—	6,164
Pooled funds				19,482
Total fair value of plan assets				$25,646

	(In thousands) Year Ended December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$366	$—	$—	$366
Fixed income securities	3,468	—	—	3,468
Equities(1)	1,611	—	—	1,611
Other investments	760	—	—	760
Total plan assets at fair value	$6,205	$—	$—	6,205
Pooled funds				15,810
Total fair value of plan assets				$22,015

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

The weighted-average assumptions used to determine the net periodic benefit costs under the two plans were as follows:

	Years Ended December 31,
	2017	2016	2015
Discount rate used to determine pension expense
Pension Plan	4.18%	4.55%	4.25%
LaBarge Retirement Plan	3.75%	4.00%	3.70%

The weighted-average assumptions used to determine the benefit obligations under the two plans were as follows:

	December 31,
	2017	2016	2015
Discount rate used to determine value of obligations
Pension Plan	3.64%	4.18%	4.55%
LaBarge Retirement Plan	3.40%	3.75%	4.00%
Long-term rate of return - Pension Plan only	7.00%	7.50%	7.50%
The following benefit payments under both plans, which reflect expected future service, as appropriate, are expected to be paid:

	(In thousands)
	Pension Plan	LaBarge Retirement Plan
2018	$1,178	$561
2019	1,212	546
2020	1,288	528
2021	1,365	506
2022	1,453	482
2023 - 2027	8,246	2,022
Our funding policy is to contribute cash to our plans so that the minimum contribution requirements established by government funding and taxing authorities are met. We expect to make contributions of $0.9 million to the plans in 2018.

Note 14. Indemnifications
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

Note 15. Leases
We lease certain facilities and equipment for periods ranging from one to ten years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2017, 2016, and 2015 was $5.0 million, $4.9 million, and $8.5 million, respectively. Future minimum rental payments under operating leases having initial or remaining non-cancelable terms in excess of one year at December 31, 2017 were as follows:

(In thousands)
2018	$3,586
2019	2,793
2020	2,554
2021	1,927
2022	947
Thereafter	553
Total	$12,360

Note 16. Income Taxes
Our pre-tax income attributable to foreign operations was not material. The provision for income tax (benefit) expense consisted of the following:

	(In thousands) Years Ended December 31,
	2017	2016	2015
Current tax expense (benefit)
Federal	$2,387	$5,953	$(1,511)
State	525	2,982	(418)
	2,912	8,935	(1,929)
Deferred tax (benefit) expense
Federal	(15,515)	3,876	(28,011)
State	135	41	(1,771)
	(15,380)	3,917	(29,782)
Income tax (benefit) expense	$(12,468)	$12,852	$(31,711)
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “2017 Tax Act”) which, among a broad range of tax reform measures, reduced the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018. The reduction in the corporate tax rate required the federal portion of our deferred tax assets and liabilities at December 31, 2017 to be re-measured at the enacted tax rate expected to apply when the temporary differences are to be realized or settled using 21.0%. As a result, we recorded a provisional deferred income tax benefit of $13.0 million related to the re-measurement for the year ended December 31, 2017. SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the 2017 Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the deferred tax re-measurement and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.
ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), became effective beginning January 1, 2017 and required all the tax effects related to share-based payments be recorded through the income statement. We recognized net income tax benefits from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes of $0.6 million for the year ended December 31, 2017. Prior to January 1, 2017, the current income tax expense (benefit) excluded net (tax shortfalls) excess tax benefits which were previously recorded directly to additional paid-in-capital in the amounts of $(0.1) million, and $0.6 million for the years ended December 31, 2016 and 2015, respectively.

Deferred tax (liabilities) assets were comprised of the following:

	(In thousands) December 31,
	2017	2016
Deferred tax assets:
Accrued expenses	$313	$760
Allowance for doubtful accounts	208	184
Contract overrun reserves	294	1,776
Deferred compensation	177	507
Employment-related accruals	2,091	2,888
Environmental reserves	501	769
Federal tax credit carryforwards	5,613	4,234
Inventory reserves	1,315	2,313
Pension obligation	2,398	4,002
State net operating loss carryforwards	86	63
State tax credit carryforwards	9,051	6,585
Stock-based compensation	1,480	1,950
Workers’ compensation	75	122
Other	1,492	2,098
Total gross deferred tax assets	25,094	28,251
Valuation allowance	(9,013)	(6,607)
Total gross deferred tax assets, net of valuation allowance	16,081	21,644
Deferred tax liabilities:
Depreciation	(7,976)	(13,167)
Goodwill	(2,902)	(3,909)
Intangibles	(20,611)	(35,071)
Prepaid insurance	(312)	(626)
Unbilled receivables	—	(2)
Total gross deferred tax liabilities	(31,801)	(52,775)
Net deferred tax liabilities	$(15,720)	$(31,131)
We have net operating losses in various states of $1.8 million as of December 31, 2017. The state net operating loss carryforwards include $1.3 million that is not expected to be realized under ASC Subtopic 740-10 and has been reduced by a valuation allowance. If not realized, the state net operating loss carryforwards will begin to expire in 2030.
We have federal and state tax credit carryforwards of $6.6 million and $12.8 million, respectively, as of December 31, 2017. A valuation allowance of $11.3 million has been provided on state tax credit carryforwards that are not expected to be realized under ASC Subtopic 740-10. If not realized, the federal and state tax credit carryforwards will expire between 2018 and 2037.
We believe it is more likely than not that we will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation between the statutory and effective tax rates were as follows:

	Years Ended December 31,
	2017	2016	2015
Statutory federal income tax (benefit) rate	35.0%	35.0%	(35.0)%
State income taxes (net of federal benefit)	2.5	5.7	(1.2)
Qualified domestic production activities	(2.6)	(2.0)	0.5
Stock-based compensation expense	(8.2)	—	—
Research and development tax credits	(50.6)	(8.6)	(2.9)
Other tax credits	(7.5)	—	—
Goodwill impairment	—	—	8.1
Changes in valuation allowance	10.6	0.9	0.6
Non-deductible book expenses	1.1	0.2	0.2
Changes in deferred tax assets	15.4	1.5	0.1
Re-measurement of deferred taxes for 2017 Tax Act	(171.3)	—	—
Changes in tax reserves	11.4	—	0.1
Other	0.4	1.0	(0.2)
Effective income tax (benefit) rate	(163.8)%	33.7%	(29.7)%
The deduction for qualified domestic production activities is treated as a “special deduction” which has no effect on deferred tax assets and liabilities. Instead, the impact of this deduction is reported in our rate reconciliation. No deduction for qualified domestic production has been recognized in 2015 due to a taxable loss. As part of the 2017 Tax Act, the qualified domestic production deduction is repealed for tax years beginning after December 31, 2017.
We recorded a goodwill impairment charge related to the Structural Systems operating segment in 2015. A portion of this goodwill impairment charge was nondeductible for tax purposes and was a permanent impact to our income tax provision of $8.7 million.
Our total amount of unrecognized tax benefits was $5.3 million, $3.0 million, and $3.0 million at December 31, 2017, 2016, and 2015, respectively. We record interest and penalty charge, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of December 31, 2017, 2016, and 2015 were not significant. If recognized, $3.4 million would affect the effective income tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	(In thousands) Years Ended December 31,
	2017	2016	2015
Balance at January 1,	$3,036	$2,963	$2,803
Additions for tax positions related to the current year	422	476	702
Additions for tax positions related to prior years	1,953	385	—
Reductions for tax positions related to prior years	(99)	(567)	(48)
Reductions for lapse of statute of limitations	(41)	(221)	(494)
Balance at December 31,	$5,271	$3,036	$2,963
We file U.S. Federal and state income tax returns. During the fourth quarter of 2017, the Internal Revenue Service (“IRS”) completed the audit of tax years 2013, 2014, and 2015. Consequently, Federal income tax returns after 2015 are subject to examination. California franchise (income) tax returns after 2012 and other state income tax returns after 2012 are subject to examination. While we are no longer subject to examination prior to those periods, carryforwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.

Note 17. Contingencies
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at December 31, 2017, which is reflected in other long-term liabilities on its consolidated balance sheet.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. Ducommun has established an accrual for its estimated liability in connection with the West Covina landfill of $0.4 million at December 31, 2017, which is reflected in other long-term liabilities on its consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Note 18. Major Customers and Concentrations of Credit Risk
We provide proprietary products and services to the Department of Defense and various United States Government agencies, and most of the aerospace and aircraft manufacturers who receive contracts directly from the U.S. Government as an original equipment manufacturer (“prime manufacturers”). In addition, we also service technology-driven markets in the industrial, medical and other end-use markets. As a result, we have significant net revenues from certain customers. Accounts receivable were diversified over a number of different commercial, military and space programs and were made by both operating segments. Net revenues from our top ten customers, including The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed Martin”), Raytheon Company (“Raytheon”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”), represented the following percentages of total net sales:

	Years Ended December 31,
	2017	2016	2015
Boeing	16.4%	17.3%	16.0%
Lockheed Martin	5.5%	5.6%	1.2%
Raytheon	13.5%	8.4%	8.7%
Spirit	8.2%	8.2%	7.4%
United Technologies	4.7%	5.3%	6.1%
Top ten customers (1)	62.5%	58.6%	55.7%
(1) Includes Boeing, Raytheon, Spirit, and United Technologies for 2017, 2016, and 2015 and Lockheed Martin for 2017 and 2016.
Boeing, Lockheed Martin, Raytheon, Spirit, and United Technologies represented the following percentages of total accounts receivable:

	December 31,
	2017	2016
Boeing	7.8%	7.8%
Lockheed Martin	5.9%	2.9%
Raytheon	1.4%	10.9%
Spirit	13.5%	9.0%
United Technologies	2.3%	7.8%

In 2017, 2016 and 2015, net revenues from foreign customers based on the location of the customer were $57.2 million, $56.4 million and $60.2 million, respectively. No net revenues from a foreign country were greater than 3.0% of total net revenues in 2017, 2016, and 2015. We have manufacturing facilities in Thailand and Mexico. Our net revenues, profitability and identifiable long-lived assets attributable to foreign revenues activity were not material compared to our net revenues, profitability and identifiable long-lived assets attributable to our domestic operations during 2017, 2016, and 2015. We are not subject to any significant foreign currency risks as all our sales are made in United States dollars.

Note 19. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, Structural Systems and Electronic Systems, each of which is an operating segment as well as a reportable segment.
Financial information by reportable segment was as follows:

	(In thousands) Years Ended December 31,
	2017	2016	2015
Net Revenues
Structural Systems	$241,460	$246,465	$273,319
Electronic Systems	316,723	304,177	392,692
Total Net Revenues	$558,183	$550,642	$666,011
Segment Operating Income (Loss) (1)(2)
Structural Systems	$5,477	$16,497	$(53,010)
Electronic Systems	30,940	28,983	(4,472)
	36,417	45,480	(57,482)
Corporate General and Administrative Expenses (1)(2)	(21,392)	(16,912)	(17,827)
Operating Income (Loss)	$15,025	$28,568	$(75,309)
Depreciation and Amortization Expenses
Structural Systems	$8,860	$8,688	$9,417
Electronic Systems	13,888	14,087	17,267
Corporate Administration	97	85	162
Total Depreciation and Amortization Expenses	$22,845	$22,860	$26,846
Capital Expenditures
Structural Systems	$20,679	$15,661	$11,559
Electronic Systems	5,019	3,032	4,419
Corporate Administration	775	—	10
Total Capital Expenditures	$26,473	$18,693	$15,988

(1)	Includes cost not allocated to either the Structural Systems or Electronic Systems operating segments.

(2)
The results for 2017 includes LDS’ results of operations which have been included in our consolidated statements of operations since the date of acquisition as part of the Electronic Systems segment. See Note 2.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets for 2017 and 2016:

	(In thousands) December 31,
	2017	2016
Total Assets
Structural Systems	$193,600	$175,580
Electronic Systems	362,831	325,780
Corporate Administration	10,322	14,069
Total Assets	$566,753	$515,429
Goodwill and Intangibles
Structural Systems	$2,836	$3,745
Electronic Systems	229,292	180,382
Total Goodwill and Intangibles	$232,128	$184,127
In September 2017, we acquired 100.0% of the outstanding equity interests of LDS for a purchase price of $60.0 million, net of cash acquired. We allocated the gross purchase price of $62.0 million to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase over the aggregate fair values was recorded as goodwill. See Note 2.
In the first quarter of 2016, we entered into and completed the sale of our Pittsburgh, Pennsylvania and Miltec operations, both of which were part of our Electronic Systems operating segment.

Note 20. Supplemental Quarterly Financial Data (Unaudited)

	(In thousands, except per share amounts)
	Three Months Ended 2017				Three Months Ended 2016
	Dec 31	Sep 30	Jul 1	Apr 1	Dec 31	Oct 1	Jul 2	Apr 2
Net Revenues	$142,258	$138,690	$140,938	$136,297	$142,486	$132,571	$133,437	$142,148
Gross Profit	25,693	26,009	26,191	24,927	27,786	25,223	26,215	26,969
(Loss) Income Before Taxes	(5,057)	5,595	4,564	2,507	5,825	6,248	5,331	20,709
Income Tax (Benefit) Expense	(14,541)	940	741	392	2,989	1,234	1,470	7,159
Net Income	$9,484	$4,655	$3,823	$2,115	$2,836	$5,014	$3,861	$13,550
Earnings Per Share
Basic earnings per share	$0.84	$0.41	$0.34	$0.19	$0.25	$0.45	$0.35	$1.22
Diluted earnings per share	$0.82	$0.41	$0.33	$0.18	$0.25	$0.44	$0.34	$1.21
In the fourth quarter of 2017, we adopted the Tax Cuts and Jobs Act and as a result, recorded a provisional deferred income tax benefit of $13.0 million related to the re-measurement for the year ended December 31, 2017. See Note 16. In addition, we commenced a restructuring plan and recorded restructuring charges of $8.8 million (with $0.5 million recorded as costs of sales). See Note 3.
In the third quarter of 2017, we acquired 100.0% of the outstanding equity interests of LDS and LDS’ results of operations have been included in our consolidated statements of operations since the date of acquisition as part of the Electronic Systems segment. See Note 2.
In the first quarter of 2016, we entered into and completed the sale of our Pittsburgh, Pennsylvania and Miltec operations, both of which were part of our Electronic Systems operating segment. We recorded a preliminary pre-tax gain of $18.8 million.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(in thousands)
SCHEDULE II

Description	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions/(Recoveries)	Balance at End of Period
2017
Allowance for Doubtful Accounts	$495	$334	$(39)	$868
Valuation Allowance on Deferred Tax Assets	6,607	2,406	—	9,013
2016
Allowance for Doubtful Accounts	$359	$233	$97	$495
Valuation Allowance on Deferred Tax Assets	7,477	(870)	—	6,607
2015
Allowance for Doubtful Accounts (1)	$252	$235	$128	$359
Valuation Allowance on Deferred Tax Assets	6,882	595	—	7,477

(1)	Included amount that was part of assets held for sale.

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
3.3 Bylaws as amended and restated on March 19, 2013. Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 22, 2013.
3.4 Amendment to Bylaws dated January 5, 2017. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 9, 2017.
3.5 Amendment to Bylaws dated February 21, 2018. Incorporated by reference to Exhibit 3.1 to Form 8-K dated February 26, 2018.
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
*10.6 Form of Stock Option Agreement for 2017 and after. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2016.
*10.7 Form of Performance Stock Unit Agreement for 2014 and 2015. Incorporated by reference to Exhibit 10.19 to Form 10-Q dated April 28, 2014.
*10.8 Form of Performance Stock Unit Agreement for 2016. Incorporated by reference to Exhibit 10.6 to Form 10-Q for the period ended April 2, 2016.
*10.9 Form of Performance Stock Unit Agreement for 2017. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the period ended April 1, 2017.
*10.10 Form of Restricted Stock Unit Agreement for 2016 and earlier. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 8, 2007.
*10.11 Form of Restricted Stock Unit Agreement for 2017 and after. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2016.
*10.12 Form of Directors’ Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.

Exhibit
No.        Description
*10.13 Performance Restricted Stock Unit Agreement dated January 23, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2016.

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
*10.15 Ducommun Incorporated 2016 Bonus Plan. Incorporated by reference to Exhibit 99.3 to Form 8-K dated March 1, 2016.
*10.16 Ducommun Incorporated 2017 Bonus Plan. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 27, 2017.
*10.17 Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.
*10.18 Key Executive Severance Agreement between Ducommun Incorporated and Stephen G. Oswald dated January 23, 2017. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 27, 2017.
*10.19 Form of Key Executive Severance Agreement between Ducommun Incorporated and each of the individuals listed below. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 27, 2017. All of the Key Executive Severance Agreements are identical except for the name of the person and the address for notice:

Person	Date of Agreement
Douglas L. Groves	January 23, 2017
Amy M. Paul	January 23, 2017
Anthony J. Reardon	January 23, 2017
Jerry L. Redondo	January 23, 2017
Rosalie F. Rogers	January 23, 2017
Christopher D. Wampler	January 23, 2017
*10.20 Employment Letter Agreement dated January 3, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2017.
*10.21 Employment Letter Agreement dated December 19, 2016 between Ducommun Incorporated and Amy M. Paul. Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2016.
*10.22 Transition Services Letter Agreement dated January 10, 2017 between Ducommun Incorporated and James S. Heiser. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 16, 2017.

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

DUCOMMUN INCORPORATED

Date: February 28, 2018	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
President and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2018.

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