Form 10-Q
period 2018-03-31
DUCOMMUN INC /DE/
filed 2018-05-10
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2018, the registrant had 11,381,533 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$1,797	$2,150
Accounts receivable, net of allowance for doubtful accounts of $725 and $868 at March 31, 2018 and December 31, 2017, respectively	64,915	74,064
Contract assets	78,163	—
Inventories	85,932	122,161
Production cost of contracts	11,181	11,204
Other current assets	12,503	11,435
Total Current Assets	254,491	221,014
Property and equipment, net of accumulated depreciation of $147,086 and $143,216 at March 31, 2018 and December 31, 2017, respectively	110,031	110,252
Goodwill	117,435	117,435
Intangibles, net	112,154	114,693
Non-current deferred income taxes	147	261
Other assets	3,311	3,098
Total Assets	$597,569	$566,753
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$65,042	$51,907
Contract liabilities	15,723	—
Accrued liabilities	22,469	28,329
Total Current Liabilities	103,234	80,236
Long-term debt	209,710	216,055
Non-current deferred income taxes	15,775	15,981
Other long-term liabilities	21,543	18,898
Total Liabilities	350,262	331,170
Commitments and contingencies (Notes 11, 13)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,380,982 and 11,332,841 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	114	113
Additional paid-in capital	80,523	80,223
Retained earnings	173,652	161,364
Accumulated other comprehensive loss	(6,982)	(6,117)
Total Shareholders’ Equity	247,307	235,583
Total Liabilities and Shareholders’ Equity	$597,569	$566,753
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net Revenues	$150,455	$136,297
Cost of Sales	123,700	111,292
Gross Profit	26,755	25,005
Selling, General and Administrative Expenses	19,326	20,753
Restructuring Charges	2,173	—
Operating Income	5,256	4,252
Interest Expense	(2,899)	(1,745)
Income Before Taxes	2,357	2,507
Income Tax (Benefit) Expense	(243)	392
Net Income	$2,600	$2,115
Earnings Per Share
Basic earnings per share	$0.23	$0.19
Diluted earnings per share	$0.22	$0.18
Weighted-Average Number of Common Shares Outstanding
Basic	11,346	11,208
Diluted	11,613	11,495
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net Income	$2,600	$2,115
Other Comprehensive Income, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax benefit of $45 and $63 for the three months ended March 31, 2018 and April 1, 2017, respectively	141	140
Change in unrealized gains and losses on cash flow hedges, net of tax of $61 and $72 for the three months ended March 31, 2018 and April 1, 2017, respectively	194	(121)
Other Comprehensive Income	335	19
Comprehensive Income	$2,935	$2,134
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash Flows from Operating Activities
Net Income	$2,600	$2,115
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	5,981	5,782
Property and equipment impairment due to restructuring	1,077	—
Stock-based compensation expense	1,090	1,822
Deferred income taxes	(206)	532
(Recovery of) provision for doubtful accounts	(143)	26
Other	8,810	(1,860)
Changes in Assets and Liabilities:
Accounts receivable	9,292	4,590
Contract assets	(78,163)	—
Inventories	36,229	(7,305)
Production cost of contracts	(55)	45
Other assets	412	610
Accounts payable	12,213	6,465
Contract liabilities	15,723	—
Accrued and other liabilities	(4,524)	415
Net Cash Provided by Operating Activities	10,336	13,237
Cash Flows from Investing Activities
Purchases of property and equipment	(3,341)	(6,797)
Proceeds from sale of assets	41	3
Net Cash Used in Investing Activities	(3,300)	(6,794)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	76,700	55,600
Repayments of senior secured revolving credit facility	(83,300)	(55,600)
Repayments of term loan	—	(5,000)
Repayments of other debt	—	(3)
Net cash paid upon issuance of common stock under stock plans	(789)	(1,758)
Net Cash Used in Financing Activities	(7,389)	(6,761)
Net Decrease in Cash and Cash Equivalents	(353)	(318)
Cash and Cash Equivalents at Beginning of Period	2,150	7,432
Cash and Cash Equivalents at End of Period	$1,797	$7,114
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies
Description of Business
We are a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace and defense (“A&D”), industrial, medical and other industries (collectively, “Industrial”). Our operations are organized into two primary businesses: Electronic Systems segment and Structural Systems segment, each of which is a reportable operating segment. Electronic Systems designs, engineers and manufactures high-reliability electronic and electromechanical products used in worldwide technology-driven markets including A&D and Industrial end-use markets. Electronic Systems’ product offerings primarily range from prototype development to complex assemblies. Structural Systems designs, engineers and manufactures large, complex contoured aerostructure components and assemblies and supplies composite and metal bonded structures and assemblies. Structural Systems’ products are primarily used on commercial aircraft, military fixed-wing aircraft, and military and commercial rotary-wing aircraft. All reportable operating segments follow the same accounting principles.
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun,” the “Company,” “we,” “us” or “our”), after eliminating intercompany balances and transactions. The December 31, 2017 condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
Our significant accounting policies were described in Part IV, Item 15(a)(1), “Note 1. Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017. We followed the same accounting policies for interim reporting. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
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
Changes in Accounting Policies
We have adopted ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), with a date of initial adoption of January 1, 2018. As a result, we have changed our accounting policy for revenue recognition as detailed below and in Note 2, as well as other accounting policies as noted below.
We applied ASC 606 using the modified retrospective method (also known as the cumulative effect method) and therefore, recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening condensed consolidated balance sheet at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under the previous revenue recognition accounting standard, ASC 605, “Revenue Recognition” (“ASC 605”). The details of the significant changes and quantitative impact of the changes are described below and Note 2.
Use of Estimates
Certain amounts and disclosures included in the unaudited condensed consolidated financial statements require management to make estimates and judgments that affect the amounts of assets, liabilities (including forward loss reserves), revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Supplemental Cash Flow Information

	(In thousands) Three Months Ended
	March 31, 2018	April 1, 2017
Interest paid	$2,405	$1,535
Taxes paid	$—	$—
Non-cash activities:
Purchases of property and equipment not paid	$3,026	$3,065
Earnings Per Share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding, plus any potential dilutive shares that could be issued if exercised or converted into common stock in each period.
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data) Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$2,600	$2,115
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,346	11,208
Dilutive potential common shares	267	287
Diluted weighted-average common shares outstanding	11,613	11,495
Earnings per share
Basic	$0.23	$0.19
Diluted	$0.22	$0.18
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Three Months Ended
	March 31, 2018	April 1, 2017
Stock options and stock units	128	58
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
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of March 31, 2018, all of our derivative instruments were designated as cash flow hedges.
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
Inventories
Inventories are stated at the lower of cost or net realizable value with cost being determined using a moving average cost basis for raw materials and actual cost for work-in-process and finished goods. The majority of our inventory is charged to cost of sales as raw materials are placed into production and the related revenue is recognized. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) incurred. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. We maintain a reserve for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values. As a result of adopting ASC 606 as of January 1, 2018, where we utilized the modified retrospective method of adoption and we changed our revenue recognition for the majority of our revenue from point in time to over time, our inventory balance decreased significantly. Our ending inventory consists primarily of raw materials, work-in-process, and finished goods. Raw materials can be used on multiple contracts and as such, until it is issued into production, revenue typically will not be recognized. Revenue is recognized on work-in-process and finished goods inventory when the performance obligations have been met. Work-in-process and finished goods inventory remains when performance obligations have not been met (i.e., additional units built as a result of economies of scale, safety stock, etc.). Finally, there is inventory remaining related to contracts where revenue is recognized using the point in time method shipment or transfer of control to the customer. See Note 2.
Production Cost of Contracts
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, as reflected on the condensed consolidated balance sheets under the equity section, was comprised of cumulative pension and retirement liability adjustments, net of tax, and change in net unrealized gains and losses on cash flow hedges, net of tax.
Provision for Estimated Losses on Contracts
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts.
Revenue Recognition
Our customers typically engage us to manufacture products based on designs and specifications provided by the end-use customer. This will require the building of tooling and manufacturing first article inspection products (prototypes) before volume manufacturing. Contracts with our customers generally include a termination for convenience clause.
We have a significant number of contracts that are derived from long-term contracts and programs that can span several years as well as contracts that are started and completed within the same year. We recognize revenue under ASC 606, which utilizes a five-step model, upon our adoption as of January 1, 2018. Further, we utilized the modified retrospective method (also known as the cumulative effect method) of adoption of ASC 606. See Note 2.
The definition of a contract under ASC 606 for us is typically defined as a customer purchase order as this is when we achieve enforceable right to payment. The majority of our contracts are firm fixed-price contracts. The deliverables within a customer purchase order are analyzed to determine the number of performance obligations. In addition, at times, in order to achieve economies of scale and based on our customer’s forecasted demand, we may build in advance of receiving a purchase order from our customers.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account under ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from the other promises in the contracts and therefore, not distinct. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate the standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.
The majority of our performance obligations are satisfied over time as work progresses. Typically, revenue is recognized over time using an input measure (i.e., costs incurred to date relative to total estimated costs at completion) to measure progress. The majority of our revenues are recognized over time. Contract costs typically include labor, materials, and overhead.
Contract estimates are based on various assumptions to project the outcome of future events that can span multiple months or years. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors.
As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates on a regular basis. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the quarter it is identified.
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. See Note 2 for the net impact of these adjustments to our unaudited condensed consolidated financial statements for the three-months ended March 31, 2018.
Contract Assets and Contract Liabilities
Contract assets consist of our right to payment for work performed but not yet billed. Contract assets are transferred to accounts receivable when we ship the products to our customers and meet the shipping terms within the revenue contract. Contract liabilities consist of advance or progress payments received from our customers prior to the time transfer of control occurs plus the estimated losses on contracts.
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(In thousands)
	March 31, 2018	December 31, 2017
Contract assets	$78,163	$—
Contract liabilities	$15,723	$—
Backlog is defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates, and meets the definition of a contract under ASC 606. Our backlog as of March 31, 2018 was $590.8 million. We anticipate recognizing the majority of our remaining performance obligations as revenue during the remainder of 2018 with the remaining performance obligations being recognized in 2019 and beyond.

Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(In thousands)
	Three Months Ended
	March 31 2018	April 1, 2017
Consolidated Ducommun
Military and space
Defense electronics	$54,500	$48,923
Defense structures	11,840	14,521
Commercial aerospace	72,470	58,385
Industrial	11,645	14,468
Total	$150,455	$136,297

Structural Systems
Military and space (defense structures)	$11,840	$14,521
Commercial aerospace	56,206	43,054
Total	$68,046	$57,575

Electronic Systems
Military and space (defense electronics)	$54,500	$48,923
Commercial aerospace	16,264	15,331
Industrial	11,645	14,468
Total	$82,409	$78,722
Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2018
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”)” (“ASU 2018-02”), which provides financial statement preparers with an option to reclassify stranded income tax effects within AOCI to retained earnings in each period in which the effect of the change in U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and we have chosen to early adopt ASU 2018-02 beginning January 1, 2018. The adoption of this standard resulted in reclassifying $1.3 million of income tax effects from AOCI to retained earnings during the three months ended March 31, 2018 on our condensed consolidated balance sheets. The income tax effects remaining in AOCI will be released into earnings as the related pre-tax AOCI amounts are reclassified to earnings.
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides clarity on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The new guidance was effective for us beginning January 1, 2018. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs” (“ASU 2017-07”), which requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable. The new guidance was effective for us beginning January 1, 2018. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The new guidance was effective for us beginning January 1, 2018. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (“COLIs”) (including bank-owned life insurance policies [“BOLIs”]); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The new guidance was effective for us beginning January 1, 2018. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.
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
All of this new guidance was effective for us beginning January 1, 2018. The cumulative impact to our retained earnings at January 1, 2018 was a net increase of $8.7 million. See Note 2.
Recently Issued Accounting Standards
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act (“Tax Cuts and Jobs Act”). The new guidance is effective upon inclusion in the FASB Codification. We are evaluating the impact of this standard.
In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which clarifies the application of the new leases guidance to land easements and eases adoption efforts for some land easements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2019. We are evaluating the impact of this standard.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to present right-of-use assets and lease liabilities on the balance sheet. Lessees are required to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2019. We are currently in the process of performing an assessment and gap identification phases of the implementation project. This includes gathering our leases and identifying differences that would result from applying the requirements under ASU 2016-02. We anticipate the majority of our leases will be recorded onto our condensed consolidated balance sheets. As such, various line items on our condensed consolidated balance sheets, income statements, and cash flows will be impacted.

Note 2. Adoption of Accounting Standards Codification 606
We adopted ASC 606 with an initial application as of January 1, 2018. We utilized the modified retrospective method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to certain captions on the condensed consolidated balance sheet, including the opening balance of retained earnings in the three months ended March 31, 2018.
The net impact to the various captions on our January 1, 2018 opening unaudited condensed consolidated balance sheets was as follows:

	(In thousands)
	December 31, 2017		January 1, 2018
Unaudited Condensed Consolidated Balance Sheets	Balances Without Adoption of ASC 606	Effect of Adoption	Balances With Adoption of ASC 606
Assets
Contract assets	$—	$68,739	$68,739
Inventories	122,161	(39,002)	83,159
Non-current deferred income taxes	261	(95)	166
Liabilities
Contract liabilities	—	24,460	24,460
Accrued liabilities	28,329	(6,091)	22,238
Non-current deferred income taxes	15,981	2,608	18,589
Shareholders’ Equity
Retained earnings	161,364	8,665	170,029
Under ASC 606, we no longer net progress payments from customers related to inventory purchases against inventories but instead, it is included in contract liabilities on the condensed consolidated balance sheets. See Note 6.
The net impact to retained earnings as a result of adopting ASC 606 on the January 1, 2018 opening balance sheet was shown as a change in “other” on the condensed consolidated statements of cash flows.

The following tables summarize the impact of adopting ASC 606 on our unaudited condensed consolidated financial statements for the three months ended March 31, 2018 (in thousands, except per share data):

	March 31, 2018
Unaudited Condensed Consolidated Balance Sheets	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606
Assets
Current Assets
Cash and cash equivalents	$1,797	$—	$1,797
Accounts receivable, net of allowance for doubtful accounts of $725 and $868 at March 31, 2018 and December 31, 2017, respectively	64,915	—	64,915
Contract assets	78,163	(78,163)	—
Inventories	85,932	51,918	137,850
Production cost of contracts	11,181	—	11,181
Other current assets	12,503	(472)	12,031
Total Current Assets	254,491	(26,717)	227,774
Property and equipment, net of accumulated depreciation of $147,086 and $143,216 at March 31, 2018 and December 31, 2017, respectively	110,031	—	110,031
Goodwill	117,435	—	117,435
Intangibles, net	112,154	—	112,154
Non-current deferred income taxes	147	114	261
Other assets	3,311	—	3,311
Total Assets	$597,569	$(26,603)	$570,966
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$65,042	$—	$65,042
Contract liabilities	15,723	(15,723)	—
Accrued liabilities	22,469	2,507	24,976
Total Current Liabilities	103,234	(13,216)	90,018
Long-term debt	209,710	—	209,710
Non-current deferred income taxes	15,775	(3,116)	12,659
Other long-term liabilities	21,543	—	21,543
Total Liabilities	350,262	(16,332)	333,930
Commitments and contingencies (Notes 11, 13)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,380,982 and 11,332,841 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	114	—	114
Additional paid-in capital	80,523	—	80,523
Retained earnings	173,652	(10,271)	163,381
Accumulated other comprehensive loss	(6,982)	—	(6,982)
Total Shareholders’ Equity	247,307	(10,271)	237,036
Total Liabilities and Shareholders’ Equity	$597,569	$(26,603)	$570,966

	Three Months Ended March 31, 2018
Unaudited Condensed Consolidated Statements of Operations	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606
Net Revenues	$150,455	$(11,997)	$138,458
Cost of Sales	123,700	(10,203)	113,497
Gross Profit	26,755	(1,794)	24,961
Selling, General and Administrative Expenses	19,326	—	19,326
Restructuring Charges	2,173	—	2,173
Operating Income	5,256	(1,794)	3,462
Interest Expense	(2,899)	—	(2,899)
Income Before Taxes	2,357	(1,794)	563
Income Tax Benefit	(243)	(76)	(319)
Net Income	$2,600	$(1,718)	$882
Earnings Per Share
Basic earnings per share	$0.23
Diluted earnings per share	$0.22
Weighted-Average Number of Common Shares Outstanding
Basic	11,346
Diluted	11,613

	Three Months Ended March 31, 2018
Unaudited Condensed Consolidated Statements of Comprehensive Income	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606
Net Income	$2,600	$(1,718)	$882
Other Comprehensive Income, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax benefit of $45 and $63 for the three months ended March 31, 2018 and April 1, 2017, respectively	141	—	141
Change in unrealized gains and losses on cash flow hedges, net of tax of $61 and $72 for the three months ended March 31, 2018 and April 1, 2017, respectively	194	—	194
Other Comprehensive Income	335	—	335
Comprehensive Income	$2,935	$(1,718)	$1,217

	Three Months Ended March 31, 2018
Unaudited Condensed Consolidated Statements of Cash Flows	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606
Cash Flows from Operating Activities
Net Income	$2,600	$(1,718)	$882
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	5,981	—	5,981
Property and equipment impairment due to restructuring	1,077	—	1,077
Stock-based compensation expense	1,090	—	1,090
Deferred income taxes	(206)	(3,116)	(3,322)
Recovery of doubtful accounts	(143)	—	(143)
Other	8,810	(8,975)	(165)
Changes in Assets and Liabilities:
Accounts receivable	9,292	—	9,292
Contract assets	(78,163)	78,163	—
Inventories	36,229	(51,918)	(15,689)
Production cost of contracts	(55)	—	(55)
Other assets	412	(1,066)	(654)
Accounts payable	12,213	—	12,213
Contract liabilities	15,723	(15,723)	—
Accrued and other liabilities	(4,524)	4,353	(171)
Net Cash Provided by Operating Activities	10,336	—	10,336
Cash Flows from Investing Activities
Purchases of property and equipment	(3,341)	—	(3,341)
Proceeds from sale of assets	41	—	41
Net Cash Used in Investing Activities	(3,300)	—	(3,300)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	76,700	—	76,700
Repayments of senior secured revolving credit facility	(83,300)	—	(83,300)
Net cash paid upon issuance of common stock under stock plans	(789)	—	(789)
Net Cash Used in Financing Activities	(7,389)	—	(7,389)
Net Decrease in Cash and Cash Equivalents	(353)	—	(353)
Cash and Cash Equivalents at Beginning of Period	2,150	—	2,150
Cash and Cash Equivalents at End of Period	$1,797	$—	$1,797

Note 3. Business Combination
In September 2017, we acquired 100.0% of the outstanding equity interests of Lightning Diversion Systems, LLC (“LDS”), a privately-held worldwide leader in lightning protection systems serving the aerospace and defense industries, located in Huntington Beach, California. The acquisition of LDS was part of our strategy to enhance revenue growth by focusing on advanced proprietary technology on various aerospace and defense platforms.
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

Subsequent to our quarter ended March 31, 2018, on April 23, 2018, we acquired 100.0% of the outstanding equity interests of Certified Thermoplastics Co., LLC (“CTP”), a privately-held leader in precision profile extrusions and extruded assemblies of engineered thermoplastic resins, compounds, and alloys for a wide range of commercial aerospace, defense, medical, and industrial applications. CTP is located in Santa Clarita, California. The purchase price was $30.5 million, net of cash acquired, all payable in cash. The acquisition of CTP was part of our strategy to diversify towards more customized, higher value, engineered products with greater aftermarket potential. We paid $31.1 million upon the closing of the transaction.

Note 4. Restructuring Activities
Summary of 2017 Restructuring Plan
In November 2017, management approved and commenced a restructuring plan that was intended to increase operating efficiencies. We currently estimate this initiative will result in $20.0 million to $22.0 million in total pre-tax restructuring charges through 2018, with $8.8 million recorded during 2017. We are currently evaluating a number of possible scenarios to execute the second phase of the restructuring plan, which will result in additional restructuring charges during 2018. We anticipate the additional charges will include cash payments for employee separation and non-cash charges for asset impairments. On an annualized basis, beginning in 2019, we anticipate these restructuring actions will result in estimated total savings of $14.0 million.
In the Electronic Systems segment, we have recorded cumulative expenses of $1.6 million for severance and benefits and $0.1 million for professional service fees, both of which were classified as restructuring charges.
In the Structural Systems segment, we have recorded cumulative expenses of $2.1 million for severance and benefits and $0.1 million for professional service fees, both of which were classified as restructuring charges. In addition, we recorded cumulative non-cash expenses of $4.7 million for property and equipment impairment which was classified as restructuring charges. Further, we recorded cumulative non-cash expenses of $0.5 million for inventory write down which was classified as cost of sales.
In Corporate, we have recorded cumulative expenses of $0.4 million for severance and benefits and non-cash expenses of $1.5 million for stock-based compensation awards which were modified, all of which was classified as restructuring charges.
As of March 31, 2018, we have accrued $1.0 million, $0.8 million, and $0.3 million for severance and benefits and loss on early exit from lease in the Electronic Systems segment, Structural Systems segment, and Corporate, respectively.
Our restructuring activities in the three months ended March 31, 2018 were as follows (in thousands):

	December 31, 2017	Three Months Ended March 31, 2018				March 31, 2018
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$2,659	$755	$(1,571)	$—	$—	$1,843
Modification of stock-based compensation awards	—	105	—	(105)	—	—
Lease termination	66	21	(7)	—	—	80
Property and equipment impairment due to restructuring	—	1,077	—	(1,077)	—	—
Professional service fees	—	215	—	—	—	215
Ending balance	$2,725	$2,173	$(1,578)	$(1,182)	$—	$2,138

Note 5. Fair Value Measurements
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
Our financial instruments consists primarily of cash and cash equivalents and interest rate cap derivatives designated as cash flow hedging instruments. The fair value of the interest rate cap hedge agreements was determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended March 31, 2018.

Note 6. Inventories
Inventories consisted of the following:

	(In thousands)
	March 31, 2018	December 31, 2017
Raw materials and supplies	$72,986	$65,221
Work in process	10,894	62,584
Finished goods	2,052	10,665
	85,932	138,470
Less progress payments	—	16,309
Total	$85,932	$122,161
The December 31, 2017 balances were prior to the adoption of ASC 606 and as such, we netted progress payments from customers related to inventory purchases against inventories on the condensed consolidated balance sheets.

Note 7. Goodwill
We perform our annual goodwill impairment test during the fourth quarter. If certain factors occur, including significant under performance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, a decision to divest individual businesses within a reporting unit, or a decision to group individual businesses differently, we may perform an impairment test prior to the fourth quarter.
The carrying amounts of our goodwill, all in our Electronic Systems segment, were as follows:

(In thousands)
Gross goodwill	$199,157
Accumulated goodwill impairment	(81,722)
Balance at December 31, 2017	$117,435
Balance at March 31, 2018	$117,435

Note 8. Accrued Liabilities
The components of accrued liabilities were as follows:

	(In thousands)
	March 31, 2018	December 31, 2017
Accrued compensation	$16,992	$18,925
Accrued income tax and sales tax	70	71
Customer deposits	—	3,970
Provision for forward loss reserves	—	1,226
Other	5,407	4,137
Total	$22,469	$28,329

The December 31, 2017 balances of customer deposits and provision for forward losses were prior to the adoption of ASC 606 and as such, classified as accrued liabilities rather than contract liabilities on the condensed consolidated balance sheets.

Note 9. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	March 31, 2018	December 31, 2017
Term loan	$160,000	$160,000
Revolving credit facility	51,500	58,100
Total debt	211,500	218,100
Less current portion	—	—
Total long-term debt	211,500	218,100
Less debt issuance costs	1,790	2,045
Total long-term debt, net of debt issuance costs	$209,710	$216,055
Weighted-average interest rate	4.09%	3.73%

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
Further, we are required to make mandatory prepayments of amounts outstanding under the Term Loan. The mandatory prepayments will be made quarterly, equal to 5.0% per year of the original aggregate principal amount during the first two years and increase to 7.5% per year during the third year, and increase to 10.0% per year during the fourth year and fifth years, with the remaining balance payable on June 26, 2020. The loans under the Revolving Credit Facility are due on June 26, 2020. As of March 31, 2018, we were in compliance with all covenants required under the Credit Facilities.
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
We have made all mandatory prepayments under the Term Loan and thus, no mandatory payments are due until the Term Loan matures in June 2020. We did not make any voluntary principal prepayments under the Term Loan during the three months ended March 31, 2018.
In September 2017, we acquired LDS for a purchase price of $60.0 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid $61.4 million in cash by drawing down on the Revolving Credit Facility. The remaining $0.6 million was paid in October 2017 in cash, also by drawing down on the Revolving Credit Facility. See Note 3 for further information.
Subsequent to our quarter ended March 31, 2018, on April 23, 2018, we acquired CTP for a purchase price of $30.5 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid $31.1 million in cash by drawing down on the Revolving Credit Facility. See Note 3.
As of March 31, 2018, we had $148.2 million of unused borrowing capacity under the Revolving Credit Facility, after deducting $51.5 million for draw down on the Revolving Credit Facility and $0.3 million for standby letters of credit.

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
In December 2017 and 2016, we entered into agreements to purchase $14.2 million and $9.9 million of industrial revenue bonds (“IRBs”) issued by the city of Parsons, Kansas (“Parsons”) and concurrently, sold $14.2 million and $9.9 million of property and equipment (“Property”) to Parsons as well as entered into lease agreements to lease the Property from Parsons (“Leases”) with lease payments totaling $14.2 million and $9.9 million over the lease terms, respectively. The sale of the Property and concurrent lease back of the Property in December 2017 and 2016 did not meet the sale-leaseback accounting requirements as a result of our continuous involvement with the Property and thus, the $14.2 million and $9.9 million in cash received from Parsons was not recorded as a sale but as a financing obligation. Further, the Leases included a right of offset so long as we continue to own the IRBs and thus, the financing obligation of $14.2 million and $9.9 million was offset against the $14.2 million and $9.9 million, respectively, of IRBs assets and are presented net on the condensed consolidated balance sheets with no impact to the condensed consolidated income statements or condensed consolidated cash flow statements.

Note 10. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)
	Three Months Ended
	March 31, 2018	April 1, 2017
Service cost	$150	$133
Interest cost	317	332
Expected return on plan assets	(446)	(383)
Amortization of actuarial losses	186	203
Net periodic pension cost	$207	$285
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three months ended March 31, 2018 were as follows:

(In thousands)
Three Months Ended
March 31, 2018
Amortization of actuarial losses - total before tax (1)	$186
Tax benefit	(45)
Net of tax	$141

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

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

Note 12. Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily due to research and development (“R&D”) tax credits. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of R&D tax credits, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. Also, excess tax benefits and tax deficiencies related to our equity compensation recognized in the income statement could result in fluctuations in our effective tax rate period-over-period depending on the volatility of our stock price and how many awards vest in the period. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce our valuation allowances against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period when that determination is made.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“2017 Tax Act”) which, among a broad range of tax reform measures, reduced the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018. The reduction in the U.S. corporate tax rate required the federal portion of our deferred tax assets and liabilities at December 31, 2017 to be re-measured at the enacted tax rate expected to apply when the temporary differences are to be realized or settled using 21.0%.
SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), allows us to record provisional amounts for the tax effects of the 2017 Tax Act when we do not have necessary information available, prepared, or analyzed in reasonable detail to finalize its accounting for the changes in the tax law during a measurement period not to extend beyond one year of the enactment date. During the three months ended March 31, 2018, we did not recognize any changes to the provisional amounts recorded in our 2017 Annual Report on Form 10-K in connection with the 2017 Tax Act. We expect to finalize our analysis within the measurement period in accordance with SAB 118 after completing our reviews of additional guidance issued by the Internal Revenue Service (“IRS”) and available tax methods and elections related to 2017 tax return positions.
We recorded an income tax benefit of $0.2 million (effective tax benefit rate of 10.3%) for the three months ended March 31, 2018 compared to income tax expense of $0.4 million (effective tax rate of 15.6%) for the three months ended April 1, 2017. The decrease in the effective tax rate for the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the reduction in the U.S. corporate tax rate from 35.0% to 21.0% and additional research and development tax credits recognized, partially offset by the repeal of the U.S. Domestic Production Activities Deduction.
Our total amount of unrecognized tax benefits were $8.9 million and $5.3 million as of March 31, 2018 and December 31, 2017, respectively. If recognized, $3.4 million would affect the effective tax rate. The increase in unrecognized tax benefits is related to a change in our accounting treatment of advanced payments for tax purposes. We filed an Application for Change in Accounting Method (“Form 3115”) with the IRS to provide for different treatment of advanced payments for tax purposes compared to book. Upon filing the automatic method change, audit protection is provided and we expect to reclassify the unrecognized tax benefits to deferred tax liability in the subsequent quarter.

Note 13. Contingencies
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both March 31, 2018 and December 31, 2017, which is reflected in other long-term liabilities on its condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. Ducommun has established an accrual for its estimated liability, in connection with the West Covina landfill of $0.4 million at March 31, 2018, which is reflected in other long-term liabilities on its condensed consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended
	March 31, 2018	April 1, 2017
Net Revenues
Structural Systems	$68,046	$57,575
Electronic Systems	82,409	78,722
Total Net Revenues	$150,455	$136,297
Segment Operating Income
Structural Systems	$4,391	$2,784
Electronic Systems	5,744	7,104
	10,135	9,888
Corporate General and Administrative Expenses (1)	(4,879)	(5,636)
Operating Income	$5,256	$4,252
Depreciation and Amortization Expenses
Structural Systems	$2,316	$2,352
Electronic Systems	3,632	3,423
Corporate Administration	33	7
Total Depreciation and Amortization Expenses	$5,981	$5,782
Capital Expenditures
Structural Systems	$1,529	$5,188
Electronic Systems	2,734	1,433
Corporate Administration	—	—
Total Capital Expenditures	$4,263	$6,621

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.

Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(In thousands)
	March 31, 2018	December 31, 2017
Total Assets
Structural Systems	$195,443	$193,600
Electronic Systems	391,093	362,831
Corporate Administration (1)	11,033	10,322
Total Assets	$597,569	$566,753
Goodwill and Intangibles
Structural Systems	$2,652	$2,836
Electronic Systems	226,937	229,292
Total Goodwill and Intangibles	$229,589	$232,128

(1)	Includes assets not specifically identified to or allocated to either the Structural Systems or Electronic Systems operating segments, including cash and cash equivalents.

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
We adopted ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), as of January 1, 2018, using the modified retrospective method of adoption. As such, our results for the three months ended March 31, 2018 are reported under ASC 606 while our results for the three months ended April 1, 2017 are reported under the prior revenue recognition accounting standard, ASC 605, “Revenue Recognition” (“ASC 605”). However, our discussions are primarily based on a comparison of our results in the three months ended March 31, 2018 under ASC 605 compared to the three months ended April 1, 2017 also under ASC 605. See Note 1 and Note 2 to condensed consolidated financial statements included in Part I, Item I of this Form 10-Q.
First quarter 2018 highlights:

•	Revenues of $150.5 million

•	Net income of $2.6 million, or $0.22 per diluted share

•	Adjusted EBITDA of $14.5 million

•	Backlog of $819.8 million
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, and restructuring charges (“Adjusted EBITDA”) was $14.5 million and $11.9 million for the three months ended March 31, 2018 and April 1, 2017, respectively.
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

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Stock-based compensation may be useful to our investors for determining current cash flow;

•	Restructuring charges may be useful to our investors in evaluating our core operating performance.
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(In thousands) Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$2,600	$2,115
Interest expense	2,899	1,745
Income tax (benefit) expense	(243)	392
Depreciation	3,364	3,330
Amortization	2,617	2,452
Stock-based compensation expense	1,090	1,822
Restructuring charges	2,173	—
Adjusted EBITDA	$14,500	$11,856
% of net revenues	9.6%	8.7%

Results of Operations
First Quarter of 2018 Compared to First Quarter of 2017
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Three Months Ended
	March 31, 2018	% of Net Revenues	April 1, 2017	% of Net Revenues
Net Revenues	$150,455	100.0%	$136,297	100.0%
Cost of Sales	123,700	82.2%	111,292	81.7%
Gross Profit	26,755	17.8%	25,005	18.3%
Selling, General and Administrative Expenses	19,326	12.8%	20,753	15.2%
Restructuring Charges	2,173	1.5%	—	—%
Operating Income	5,256	3.5%	4,252	3.1%
Interest Expense	(2,899)	(1.9)%	(1,745)	(1.3)%
Income Before Taxes	2,357	1.6%	2,507	1.8%
Income Tax (Benefit) Expense	(243)	nm	392	nm
Net Income	$2,600	1.7%	$2,115	1.6%

Effective Tax (Benefit) Rate	(10.3)%	nm	15.6%	nm
Diluted Earnings Per Share	$0.22	nm	$0.18	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the first fiscal three months of 2018 and 2017, respectively, were as follows:

	Three Months Ended
		(In thousands)		% of Net Revenues
	Change	March 31 2018	April 1, 2017	March 31 2018	April 1, 2017
Consolidated Ducommun
Military and space
Defense electronics	$5,577	$54,500	$48,923	36.2%	35.9%
Defense structures	(2,681)	11,840	14,521	7.9%	10.7%
Commercial aerospace	14,085	72,470	58,385	48.2%	42.8%
Industrial	(2,823)	11,645	14,468	7.7%	10.6%
Total	$14,158	$150,455	$136,297	100.0%	100.0%

Structural Systems
Military and space (defense structures)	$(2,681)	$11,840	$14,521	17.4%	25.2%
Commercial aerospace	13,152	56,206	43,054	82.6%	74.8%
Total	$10,471	$68,046	$57,575	100.0%	100.0%

Electronic Systems
Military and space (defense electronics)	$5,577	$54,500	$48,923	66.1%	62.1%
Commercial aerospace	933	16,264	15,331	19.8%	19.5%
Industrial	(2,823)	11,645	14,468	14.1%	18.4%
Total	$3,687	$82,409	$78,722	100.0%	100.0%
Net revenues for the three months ended March 31, 2018 were $150.5 million, compared to $136.3 million for the three months ended April 1, 2017. The year-over-year increase was primarily due to the following:

•
$14.1 million higher revenues in our commercial aerospace end-use markets: $5.8 million of the increase was related to the adoption of ASC 606 and the remainder mainly due to increased build rates which favorably impacted our large aircraft platforms; and

•
$2.9 million higher revenues in our military and space end-use markets: $6.5 million of the increase was related to the adoption of ASC 606 and the remainder mainly due to shipment timing; partially offset by

•	$2.8 million lower revenues in our industrial end-use markets: $0.4 million of the decrease was related to the adoption of ASC 606.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Boeing Company	17.8%	16.1%
Lockheed Martin Corporation	4.6%	6.3%
Northrop Grumman Corporation	5.6%	1.6%
Raytheon Company	11.1%	13.0%
Spirit Aerosystems Holdings, Inc.	9.0%	7.5%
United Technologies Corporation	4.4%	6.3%
Total top ten customers (1)	62.7%	62.0%

(1)
Includes the Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop”), Raytheon Company (“Raytheon”), Spirit Aerosystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”).

Boeing, Lockheed Martin, Northrop, Raytheon, Spirit, and United Technologies represented the following percentages of total accounts receivable:

	March 31, 2018	December 31, 2017
Boeing	7.3%	7.8%
Lockheed Martin	3.4%	5.9%
Northrop	2.5%	5.6%
Raytheon	3.3%	1.4%
Spirit	15.9%	13.5%
United Technologies	1.6%	2.3%
The net revenues and accounts receivable from Boeing, Lockheed Martin, Northrop, Raytheon, Spirit, and United Technologies are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin as a percentage of net revenues decreased year-over-year in the three months ended March 31, 2018 to 17.8%, (0.2% of the decrease was due to the adoption of ASC 606), compared to the three months ended April 1, 2017 of 18.3% primarily due to higher other manufacturing costs, partially offset by higher manufacturing volume.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $1.4 million year-over-year in the three months ended March 31, 2018 compared to the three months ended April 1, 2017 primarily due to lower compensation and benefit costs of $2.1 million, partially offset by higher professional services fees of $0.5 million.
Interest Expense
Interest expense increased year-over-year in the three months ended March 31, 2018 compared to the three months ended April 1, 2017 primarily due to a higher outstanding balance on the Revolving Credit Facility, mainly due to the acquisition of Lightning Diversion Systems, LLC (“LDS”) during the third quarter of 2017 and higher interest rates.
Income Tax Expense
We recorded an income tax benefit of $0.2 million (effective tax benefit rate of 10.3%) for the three months ended March 31, 2018 compared to income tax expense of $0.4 million (effective tax rate of 15.6%) for the three months ended April 1, 2017. The decrease in the effective tax rate for the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the reduction in the U.S. corporate tax rate from 35.0% to 21.0% and additional research and development tax credits recognized, partially offset by the repeal of the U.S. Domestic Production Activities Deduction.
Our total amount of unrecognized tax benefits were $8.9 million and $5.3 million as of March 31, 2018 and December 31, 2017, respectively. If recognized, $3.4 million would affect the effective tax rate. The increase in unrecognized tax benefits is related to a change in our accounting treatment of advance payments for tax purposes. We filed an Application for Change in Accounting Method (“Form 3115”) with the IRS to provide for different treatment of advanced payments for tax purposes compared to book. Upon filing the automatic method change, audit protection is provided, we expect to reclassify the unrecognized tax benefits to deferred tax liability in the subsequent quarter.
Net Income and Earnings per Share
Net income and earnings per share for the three months ended March 31, 2018 were $2.6 million, or $0.22 per diluted share, compared to $2.1 million, or $0.18 per diluted share, for the three months ended April 1, 2017. The increase in net income for the three months ended March 31, 2018 compared to the three months ended April 1, 2017 was primarily due to the following:

•	$1.8 million of higher gross profit mainly due to higher revenue;

•	$1.5 million of lower selling, general and administrative expenses; and

•	$0.6 million of lower income tax expense; partially offset by

•	$2.2 million of higher restructuring charges; and

•	$1.2 million of higher interest expense.
Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Structural Systems and Electronic Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	%	(In thousands)		% of Net Revenues
	Change	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net Revenues
Structural Systems	18.2%	$68,046	$57,575	45.2%	42.2%
Electronic Systems	4.7%	82,409	78,722	54.8%	57.8%
Total Net Revenues	10.4%	$150,455	$136,297	100.0%	100.0%
Segment Operating Income
Structural Systems		$4,391	$2,784	6.5%	4.8%
Electronic Systems		5,744	7,104	7.0%	9.0%
		10,135	9,888
Corporate General and Administrative Expenses (1)		(4,879)	(5,636)	(3.2)%	(4.1)%
Total Operating Income		$5,256	$4,252	3.5%	3.1%
Adjusted EBITDA
Structural Systems
Operating Income		$4,391	$2,784
Depreciation and Amortization		2,316	2,352
Restructuring Charges		1,526	—
		8,233	5,136	12.1%	8.9%
Electronic Systems
Operating Income		5,744	7,104
Depreciation and Amortization		3,632	3,423
Restructuring Charges		520	—
		9,896	10,527	12.0%	13.4%
Corporate General and Administrative Expenses (1)
Operating Loss		(4,879)	(5,636)
Depreciation and Amortization		33	7
Stock-Based Compensation Expense		1,090	1,822
Restructuring Charges		127	—
		(3,629)	(3,807)
Adjusted EBITDA		$14,500	$11,856	9.6%	8.7%
Capital Expenditures
Structural Systems		$1,529	$5,188
Electronic Systems		2,734	1,433
Corporate Administration		—	—
Total Capital Expenditures		$4,263	$6,621

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.
Structural Systems
Structural Systems’ net revenues in the three months ended March 31, 2018 compared to the three months ended April 1, 2017 increased $10.5 million primarily due to the following:

•
$13.2 million higher revenues in our commercial aerospace end-use markets: $5.1 million of the increase was related to the adoption of ASC 606 with the remaining mainly due to increased build rates which favorably impacted our large aircraft platforms; partially offset by

•
$2.7 million lower revenues in our military and space end-use markets: $0.5 million increase as a result of the adoption of ASC 606 which was more than offset by a decrease under ASC 605 mainly due to shipment timing.

The Structural Systems segment operating income in the three months ended March 31, 2018 compared to the three months ended April 1, 2017 increased $1.6 million: $2.6 million of the increase was related to the adoption of ASC 606 with the remaining decrease mainly due to restructuring charges.
Electronic Systems
Electronic Systems’ net revenues in the three months ended March 31, 2018 compared to the three months ended April 1, 2017 increased $3.7 million primarily due to the following:

•	$5.6 million higher revenues in our military and space end-use markets: $6.1 million of the increase was related to the adoption of ASC 606 with the remaining mainly due to shipment timing; and

•	$0.9 million higher revenues in our commercial aerospace end-use markets: $0.8 million of the increase was related to the adoption of ASC 606; partially offset by

•	$2.8 million lower revenues in our industrial end-use markets: $0.4 million of the decrease was related to the adoption of ASC 606.
Electronic Systems’ segment operating income in the three months ended March 31, 2018 compared to the three months ended April 1, 2017 decreased $1.4 million: $0.5 million of the decrease was related to the adoption of ASC 606 with the remaining primarily due to unfavorable product mix, restructuring charges, and higher other manufacturing costs, partially offset by favorable manufacturing volume.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses decreased $0.8 million in the three months ended March 31, 2018 compared to the three months ended April 1, 2017 primarily due to lower compensation and benefit costs of $1.4 million, partially offset by higher professional services fees of $0.5 million.
Backlog
We define backlog as potential revenue and is based on customer placed purchase orders (“POs”) and long-term agreements (“LTAs”) with firm fixed price and firm delivery dates of 24 months or less. The majority of the LTAs do not meet the definition of a contract under ASC 606 and thus, the backlog amount disclosed below is greater than the backlog amount disclosed in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in industrial markets tends to be of a shorter duration and is generally fulfilled within a three month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues.
The increase in backlog was primarily in the commercial aerospace end-use markets and defense technologies end-use markets. $547.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of March 31, 2018 and December 31, 2017:

	(In thousands)
	Change	March 31, 2018	December 31, 2017
Consolidated Ducommun
Military and space
Defense electronics	$29,265	$245,773	$216,508
Defense structures	12,262	73,183	60,921
Commercial aerospace	51,649	469,630	417,981
Industrial	109	31,177	31,068
Total	$93,285	$819,763	$726,478
Structural Systems
Military and space (defense structures)	$12,262	$73,183	$60,921
Commercial aerospace	46,940	408,526	361,586
Total	$59,202	$481,709	$422,507
Electronic Systems
Military and space (defense electronics)	$29,265	$245,773	$216,508
Commercial aerospace	4,709	61,104	56,395
Industrial	109	31,177	31,068
Total	$34,083	$338,054	$303,971

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions)
	March 31,	December 31,
	2018	2017
Total debt, including long-term portion	$211.5	$218.1
Weighted-average interest rate on debt	4.09%	3.73%
Term Loan interest rate	—%	3.74%
Cash and cash equivalents	$1.8	$2.2
Unused Revolving Credit Facility	$148.2	$141.6
Our credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“Term Loan”), and a $200.0 million senior secured revolving credit facility (“Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “Credit Facilities”). We are required to make mandatory prepayments of amounts outstanding under the Term Loan. As of March 31, 2018, we were in compliance with all covenants required under the Credit Facilities. See Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information. In July 2017, we entered into a technical amendment to the Credit Facilities (“First Amendment”) which provides more flexibility to close certain qualified acquisitions permitted under the Credit Facilities. We have made all mandatory prepayments under the Term Loan and thus, no mandatory payments are due until the Term Loan matures in June 2020.
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges.
In September 2017, we acquired LDS for a purchase price of $60.0 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid $61.4 million in cash by drawing down on the Revolving Credit Facility. The remaining $0.6 million was paid in October 2017 in cash, also by drawing down on the Revolving Credit Facility. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Subsequent to our quarter ended March 31, 2018, on April 23, 2018, we acquired Certified Thermoplastics Co., LLC (“CTP”) for a purchase price of $30.5 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid $31.1 million in cash by drawing down on the Revolving Credit Facility. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
We expect to spend a total of $15.0 million to $17.0 million for capital expenditures in 2018 financed by cash generated from operations, principally to support new contract awards in Structural Systems and Electronic Systems. As part of our strategic plan to become a Tier 2 supplier and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
We believe the ongoing aerospace and defense subcontractor consolidation makes acquisitions an increasingly important component of our future growth. We will continue to make prudent acquisitions and capital expenditures for manufacturing equipment and facilities to support long-term contracts for commercial and military aircraft and defense programs.
We continue to depend on operating cash flow and the availability of our Credit Facilities to provide short-term liquidity. Cash generated from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet our obligations during the next twelve months.

Cash Flow Summary
Net cash provided by operating activities for the three months ended March 31, 2018 decreased to $10.3 million, compared to $13.2 million for the three months ended April 1, 2017. The lower net cash generated during the first three months of 2018 when compared to ASC 605 was primarily due to higher inventories.
Net cash used in investing activities was $3.3 million for the three months ended March 31, 2018 compared to $6.8 million in the three months ended April 1, 2017. The higher net cash used in the first three months of the prior year was primarily due to the investment in the expansion of our Parsons, Kansas facility.
Net cash used in financing activities for the three months ended March 31, 2018 of $7.4 million was primarily due to net repayments on the Revolving Credit Facility.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating leases and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Annual Report on Form 10-K. As a result of adopting ASC 606 as of January 1, 2018, there have been material changes in our critical accounting policies during the three months ended March 31, 2018, and are described in Note 1 and Note 2 to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At March 31, 2018, we had total borrowings of $211.5 million under our Credit Facilities which bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three-, or six-month interest period chosen by us, plus an applicable margin percentage. This LIBOR rate has a margin ranging from 1.50% to 2.75%. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), that such disclosure controls were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
We adopted ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), as of January 1, 2018, and as a result, there was a material impact to our internal control over financial reporting. The majority of our revenue changed from being recognized at a point in time to over time, using an expected cost plus margin approach. We implemented changes to our processes related to revenue recognition and control activities within them. These changes included the development of new and revised policies based on the five-step model provided in ASC 606, new training for employees, and the implementation of new and revised processes for ongoing contract review requirements, development and monitoring of contract estimates, and gathering of disclosure information.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our risk factors. There have been no material changes in the three months ended March 31, 2018 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Date: May 10, 2018	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 10, 2018	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)