Form 10-Q
period 2018-06-30
DUCOMMUN INC /DE/
filed 2018-08-06
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2018, the registrant had 11,401,525 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$3,532	$2,150
Accounts receivable, net of allowance for doubtful accounts of $838 and $868 at June 30, 2018 and December 31, 2017, respectively	64,439	74,064
Contract assets	81,663	—
Inventories	95,244	122,161
Production cost of contracts	10,719	11,204
Other current assets	12,638	11,435
Total Current Assets	268,235	221,014
Property and equipment, net of accumulated depreciation of $155,069 and $143,216 at June 30, 2018 and December 31, 2017, respectively	106,636	110,252
Goodwill	136,051	117,435
Intangibles, net	117,485	114,693
Non-current deferred income taxes	130	261
Other assets	3,356	3,098
Total Assets	$631,893	$566,753
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$71,660	$51,907
Contract liabilities	15,164	—
Accrued liabilities	25,813	28,329
Total Current Liabilities	112,637	80,236
Long-term debt	231,159	216,055
Non-current deferred income taxes	19,947	15,981
Other long-term liabilities	18,149	18,898
Total Liabilities	381,892	331,170
Commitments and contingencies (Notes 11, 13)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,401,525 and 11,332,841 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	114	113
Additional paid-in capital	81,331	80,223
Retained earnings	175,243	161,364
Accumulated other comprehensive loss	(6,687)	(6,117)
Total Shareholders’ Equity	250,001	235,583
Total Liabilities and Shareholders’ Equity	$631,893	$566,753
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net Revenues	$154,827	$140,938	$305,282	$277,235
Cost of Sales	122,799	114,669	246,499	225,961
Gross Profit	32,028	26,269	58,783	51,274
Selling, General and Administrative Expenses	21,194	19,646	40,521	40,399
Restructuring Charges	5,238	—	7,411	—
Operating Income	5,596	6,623	10,851	10,875
Interest Expense	(3,763)	(2,059)	(6,661)	(3,804)
Income Before Taxes	1,833	4,564	4,190	7,071
Income Tax Expense (Benefit)	242	741	(1)	1,133
Net Income	$1,591	$3,823	$4,191	$5,938
Earnings Per Share
Basic earnings per share	$0.14	$0.34	$0.37	$0.53
Diluted earnings per share	$0.14	$0.33	$0.36	$0.51
Weighted-Average Number of Common Shares Outstanding
Basic	11,394	11,237	11,370	11,253
Diluted	11,624	11,491	11,609	11,556
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net Income	$1,591	$3,823	$4,191	$5,938
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax benefit of $44 and $88 for the three months ended June 30, 2018 and July 1, 2017, respectively, and $89 and $151 for the six months ended June 30, 2018 and July 1, 2017, respectively	142	114	283	254
Change in unrealized gains and losses on cash flow hedges, net of tax of $28 and $72 for the three months ended June 30, 2018 and July 1, 2017, respectively, and $89 and $144 for the six months ended June 30, 2018 and July 1, 2017, respectively	87	(122)	281	(243)
Other Comprehensive Income (Loss), Net of Tax	229	(8)	564	11
Comprehensive Income	$1,820	$3,815	$4,755	$5,949
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash Flows from Operating Activities
Net Income	$4,191	$5,938
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	12,315	11,530
Property and equipment impairment due to restructuring	4,375	—
Stock-based compensation expense	2,115	3,164
Deferred income taxes	3,966	478
(Recovery of) provision for doubtful accounts	(30)	41
Other	9,050	(2,286)
Changes in Assets and Liabilities:
Accounts receivable	11,172	(5,767)
Contract assets	(81,663)	—
Inventories	29,417	(9,502)
Production cost of contracts	160	(1,777)
Other assets	1,475	938
Accounts payable	20,117	14,998
Contract liabilities	15,164	—
Accrued and other liabilities	(5,597)	(1,508)
Net Cash Provided by Operating Activities	26,227	16,247
Cash Flows from Investing Activities
Purchases of property and equipment	(7,513)	(16,242)
Proceeds from sale of assets	67	3
Payments for acquisition of Certified Thermoplastics Co., LLC, net of cash acquired	(30,993)	—
Net Cash Used in Investing Activities	(38,439)	(16,239)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	189,600	123,000
Repayments of senior secured revolving credit facility	(175,000)	(110,800)
Repayments of term loan	—	(10,000)
Repayments of other debt	—	(3)
Net cash paid upon issuance of common stock under stock plans	(1,006)	(2,265)
Net Cash Provided by (Used in) Financing Activities	13,594	(68)
Net Increase (Decrease) in Cash and Cash Equivalents	1,382	(60)
Cash and Cash Equivalents at Beginning of Period	2,150	7,432
Cash and Cash Equivalents at End of Period	$3,532	$7,372
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
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
Changes in Accounting Policies
We adopted ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), on January 1, 2018. As a result, we changed our accounting policy for revenue recognition as detailed below and in Note 2, as well as other accounting policies as noted below.
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

Supplemental Cash Flow Information

	(In thousands) Six Months Ended
	June 30, 2018	July 1, 2017
Interest paid	$5,202	$3,102
Taxes paid	$91	$685
Non-cash activities:
Purchases of property and equipment not paid	$1,589	$2,878
Earnings Per Share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding, plus any potentially dilutive shares that could be issued if exercised or converted into common stock in each period.
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data) Three Months Ended		(In thousands, except per share data) Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$1,591	$3,823	$4,191	$5,938
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,394	11,237	11,370	11,253
Dilutive potential common shares	230	254	239	303
Diluted weighted-average common shares outstanding	11,624	11,491	11,609	11,556
Earnings per share
Basic	$0.14	$0.34	$0.37	$0.53
Diluted	$0.14	$0.33	$0.36	$0.51
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Stock options and stock units	224	154	186	156
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
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of June 30, 2018, all of our derivative instruments were designated as cash flow hedges.
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
Inventories
Inventories are stated at the lower of cost or net realizable value with cost being determined using a moving average cost basis for raw materials and actual cost for work-in-process and finished goods. The majority of our inventory is charged to cost of sales as raw materials are placed into production and the related revenue is recognized. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) incurred. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. As a result of adopting ASC 606 on January 1, 2018, where we utilized the modified retrospective method of adoption and we changed our revenue recognition for the majority of our revenue from point in time to over time, our inventory balance decreased significantly. For revenue contracts where revenue is recognized using the point in time method, inventory is not reduced until it is shipped or transfer of control to the customer has occurred. Our ending inventory consists of raw materials, work-in-process, and finished goods. See Note 2.
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
Provision for Estimated Losses on Contracts
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. As a result of the adoption of ASC 606 on January 1, 2018, the definition of a revenue contract with a customer for us now has changed and is typically defined as a customer purchase order, in certain scenarios, we may be required to recognize anticipated losses on contracts that would not have occurred under ASC 605. In addition, provision for estimated losses on contracts are now included as part of contract liabilities on the condensed consolidated balance sheets.
Revenue Recognition
Our customers typically engage us to manufacture products based on designs and specifications provided by the end-use customer. This will require the building of tooling and manufacturing first article inspection products (prototypes) before volume manufacturing. Contracts with our customers generally include a termination for convenience clause.
We have a significant number of contracts that are derived from long-term contracts and programs that can span several years, as well as contracts that are started and completed within the same year. We recognize revenue under ASC 606, which utilizes a five-step model. Further, we utilized the modified retrospective method (also known as the cumulative effect method) of adoption of ASC 606. See Note 2.
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
The majority of our performance obligations are satisfied over time as work progresses. Typically, revenue is recognized over time using an input measure (i.e., costs incurred to date relative to total estimated costs at completion, also known as cost-to-cost plus reasonable profit) to measure progress. The majority of our revenues are recognized over time. Contract costs typically include labor, materials, and overhead.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. See Note 2 for the net impact of these adjustments to our unaudited condensed consolidated financial statements for the three-and six months ended June 30, 2018.
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(In thousands)
	June 30, 2018	December 31, 2017
Contract assets	$81,663	$—
Contract liabilities	$15,164	$—
Remaining performance obligations is defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of June 30, 2018 totaled $524.3 million. We anticipate recognizing an estimated 40% of our remaining performance obligations as revenue during the remainder of 2018 with the remaining performance obligations being recognized in 2019 and beyond.

Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	June 30 2018	July 1, 2017	June 30 2018	July 1, 2017
Consolidated Ducommun
Military and space	$70,326	$70,174	$136,681	$134,115
Commercial aerospace	71,844	55,730	142,676	113,091
Industrial	12,657	15,034	25,925	30,029
Total	$154,827	$140,938	$305,282	$277,235

Structural Systems
Military and space	$15,958	$15,476	$29,780	$29,780
Commercial aerospace	54,367	43,636	108,592	86,907
Total	$70,325	$59,112	$138,372	$116,687

Electronic Systems
Military and space	$54,368	$54,698	$106,901	$104,335
Commercial aerospace	17,477	12,094	34,084	26,184
Industrial	12,657	15,034	25,925	30,029
Total	$84,502	$81,826	$166,910	$160,548
Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2018
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”)” (“ASU 2018-02”), which provides financial statement preparers with an option to reclassify stranded income tax effects within AOCI to retained earnings in each period in which the effect of the change in U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The new guidance was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and we have chosen to early adopt ASU 2018-02 beginning January 1, 2018. Further, in March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act (“Tax Cuts and Jobs Act”). The new guidance was effective upon inclusion in the FASB Codification. The adoption of these standards resulted in reclassifying $1.3 million of income tax effects from AOCI to retained earnings during the six months ended June 30, 2018 on our condensed consolidated balance sheets. The income tax effects remaining in AOCI will be released into earnings as the related pre-tax AOCI amounts are reclassified to earnings.
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
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs” (“ASU 2017-07”), which requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable. The new guidance was effective for us beginning January 1, 2018. The adoption of this standard did not have a material impact on our condensed consolidated financial statements. See Note 10.

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
Recently Issued Accounting Standards
In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which provides entities an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with current GAAP (Topic 840). An entity electing this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2019. We are evaluating the impact of this standard.
In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842), Leases” (“ASU 2018-10”), which provides clarification and guidance on multiple issues, some of which include how an entity should perform the lease classification reassessment, clarifying the periods covered by a lessor-only option to terminate the lease is included in the lease term, seller-lessee in a failed sale-and leaseback transaction should adjust the interest rate on its financial liability as necessary to ensure that the interest on the financial liability does not exceed the total payments (rather than the principal payments) on the financial liability. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2019. We are evaluating the impact of this standard.

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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to present right-of-use assets and lease liabilities on the balance sheet. Lessees are required to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2019. We are currently completing the assessment and gap identification phases of the implementation project. This includes gathering our leases, identifying differences that would result from applying the requirements under ASU 2016-02, and the selection of a new lease accounting software package. We anticipate the majority of our leases will be recorded onto our condensed consolidated balance sheets. As such, various line items on our condensed consolidated balance sheets, income statements, and cash flows will be impacted.

Note 2. Adoption of Accounting Standards Codification 606
We adopted ASC 606 with an initial application as of January 1, 2018. We utilized the modified retrospective method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to certain captions on the condensed consolidated balance sheet, including the opening balance of retained earnings in the six months ended June 30, 2018.
The net impact to the various captions on our January 1, 2018 opening unaudited condensed consolidated balance sheets was as follows:

	(In thousands)
	December 31, 2017		January 1, 2018
Unaudited Condensed Consolidated Balance Sheets	Balances Without Adoption of ASC 606	Effect of Adoption	Balances With Adoption of ASC 606
Assets
Contract assets	$—	$68,739	$68,739
Inventories	$122,161	$(39,002)	$83,159
Non-current deferred income taxes	$261	$(95)	$166
Liabilities
Contract liabilities	$—	$24,460	$24,460
Accrued liabilities	$28,329	$(6,091)	$22,238
Non-current deferred income taxes	$15,981	$2,608	$18,589
Shareholders’ Equity
Retained earnings	$161,364	$8,665	$170,029
Under ASC 606, we no longer net progress payments from customers related to inventory purchases against inventories but instead, they are included in contract liabilities on the condensed consolidated balance sheets. See Note 6.
The net impact to retained earnings as a result of adopting ASC 606 on the January 1, 2018 opening balance sheet was shown as a change in “other” on the condensed consolidated statements of cash flows.

The following tables summarize the impact of adopting ASC 606 on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 (in thousands, except per share data):

	June 30, 2018
Unaudited Condensed Consolidated Balance Sheets	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606
Assets
Current Assets
Cash and cash equivalents	$3,532	$—	$3,532
Accounts receivable, net of allowance for doubtful accounts of $838 and $868 at March 31, 2018 and December 31, 2017, respectively	64,439	—	64,439
Contract assets	81,663	(81,663)	—
Inventories	95,244	53,730	148,974
Production cost of contracts	10,719	—	10,719
Other current assets	12,638	(1,109)	11,529
Total Current Assets	268,235	(29,042)	239,193
Property and equipment, net of accumulated depreciation of $155,069 and $143,216 at June 30, 2018 and December 31, 2017, respectively	106,636	—	106,636
Goodwill	136,051	—	136,051
Intangibles, net	117,485	—	117,485
Non-current deferred income taxes	130	131	261
Other assets	3,356	—	3,356
Total Assets	$631,893	$(28,911)	$602,982
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$71,660	$—	$71,660
Contract liabilities	15,164	(15,164)	—
Accrued liabilities	25,813	2,673	28,486
Total Current Liabilities	112,637	(12,491)	100,146
Long-term debt	231,159	—	231,159
Non-current deferred income taxes	19,947	(3,606)	16,341
Other long-term liabilities	18,149	—	18,149
Total Liabilities	381,892	(16,097)	365,795
Commitments and contingencies (Notes 11, 13)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,401,525 and 11,332,841 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	114	—	114
Additional paid-in capital	81,331	—	81,331
Retained earnings	175,243	(12,814)	162,429
Accumulated other comprehensive loss	(6,687)	—	(6,687)
Total Shareholders’ Equity	250,001	(12,814)	237,187
Total Liabilities and Shareholders’ Equity	$631,893	$(28,911)	$602,982

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Unaudited Condensed Consolidated Statements of Operations	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606
Net Revenues	$154,827	$45	$154,872	$305,282	$(11,952)	$293,330
Cost of Sales	122,799	2,597	125,396	246,499	(7,606)	238,893
Gross Profit	32,028	(2,552)	29,476	58,783	(4,346)	54,437
Selling, General and Administrative Expenses	21,194	—	21,194	40,521	—	40,521
Restructuring Charges	5,238	—	5,238	7,411	—	7,411
Operating Income	5,596	(2,552)	3,044	10,851	(4,346)	6,505
Interest Expense	(3,763)	—	(3,763)	(6,661)	—	(6,661)
Income (Loss) Before Taxes	1,833	(2,552)	(719)	4,190	(4,346)	(156)
Income Tax Expense (Benefit)	242	(11)	231	(1)	(87)	(88)
Net Income (Loss)	$1,591	$(2,541)	$(950)	$4,191	$(4,259)	$(68)
Earnings (Loss) Per Share
Basic earnings (loss) per share	$0.14		$(0.08)	$0.37		$(0.01)
Diluted earnings (loss) per share	$0.14		$(0.08)	$0.36		$(0.01)
Weighted-Average Number of Common Shares Outstanding
Basic	11,394		11,394	11,370		11,370
Diluted	11,624		11,394	11,609		11,370

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606
Net Income (Loss)	$1,591	$(2,541)	$(950)	$4,191	$(4,259)	$(68)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax benefit of $44 and $89 for the three and six months ended June 30, 2018, respectively	142	—	142	283	—	283
Change in unrealized gains and losses on cash flow hedges, net of tax of $28 and $89 for the three and six months ended June 30, 2018, respectively	87	—	87	281	—	281
Other Comprehensive Income (Loss), Net of Tax	229	—	229	564	—	564
Comprehensive Income (Loss)	$1,820	$(2,541)	$(721)	$4,755	$(4,259)	$496

	Six Months Ended June 30, 2018
Unaudited Condensed Consolidated Statements of Cash Flows	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606
Cash Flows from Operating Activities
Net Income (Loss)	$4,191	$(4,259)	$(68)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and amortization	12,315	—	12,315
Property and equipment impairment due to restructuring	4,375	—	4,375
Stock-based compensation expense	2,115	—	2,115
Deferred income taxes	3,966	(3,606)	360
Recovery of doubtful accounts	(30)	—	(30)
Other	9,050	(7,661)	1,389
Changes in Assets and Liabilities:
Accounts receivable	11,172	—	11,172
Contract assets	(81,663)	81,663	—
Inventories	29,417	(53,730)	(24,313)
Production cost of contracts	160	—	160
Other assets	1,475	(1,494)	(19)
Accounts payable	20,117	—	20,117
Contract liabilities	15,164	(15,164)	—
Accrued and other liabilities	(5,597)	4,251	(1,346)
Net Cash Provided by Operating Activities	26,227	—	26,227
Cash Flows from Investing Activities
Purchases of property and equipment	(7,513)	—	(7,513)
Proceeds from sale of assets	67	—	67
Payments for purchase of Certified Thermoplastics Co., LLC, net of cash acquired	(30,993)	—	(30,993)
Net Cash Used in Investing Activities	(38,439)	—	(38,439)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	189,600	—	189,600
Repayments of senior secured revolving credit facility	(175,000)	—	(175,000)
Net cash paid upon issuance of common stock under stock plans	(1,006)	—	(1,006)
Net Cash Provided by Financing Activities	13,594	—	13,594
Net Increase in Cash and Cash Equivalents	1,382	—	1,382
Cash and Cash Equivalents at Beginning of Period	2,150	—	2,150
Cash and Cash Equivalents at End of Period	$3,532	$—	$3,532

Note 3. Business Combination
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
The purchase price for CTP was $30.5 million, net of cash acquired, all payable in cash. We paid $31.1 million upon the closing of the transaction. We preliminarily allocated the gross purchase price of $31.1 million to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets is recorded as goodwill. The allocation is subject to revision as the estimates of fair value of current assets, non-current assets, identifiable intangible assets, and current liabilities are based on preliminary information and are subject to refinement. We are in the process of reviewing third party valuations of certain assets.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Estimated Fair Value
Cash	$98
Accounts receivable	1,517
Inventories	2,500
Other current assets	27
Property and equipment	603
Intangible assets	8,000
Goodwill	18,616
Total assets acquired	31,361
Current liabilities	(270)
Total liabilities assumed	(270)
Total preliminary purchase price allocation	$31,091

	Useful Life (In years)	Estimated Fair Value (In thousands)
Intangible assets:
Customer relationships	10	$6,600
Trade names and trademarks	15	1,400
		$8,000
The intangible assets acquired of $8.0 million were preliminarily determined based on the estimated fair values using valuation techniques consistent with the income approach to measure fair value. The useful lives were estimated based on the underlying agreements or the future economic benefit expected to be received from the assets. The fair values of the identifiable intangible assets were estimated using several valuation methodologies, which represented Level 3 fair value measurements. The value for customer relationships was estimated based on a multi-period excess earnings approach, while the value for trade names and trademarks was assessed using the relief from royalty methodology.
The goodwill of $18.6 million arising from the acquisition is preliminarily attributable to the benefits we expect to derive from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, opportunities within new markets, and an acquired assembled workforce. All the goodwill was assigned to the Structural Systems segment. Since the CTP acquisition, for tax purposes, was deemed an asset acquisition, the goodwill recognized is deductible for income tax purposes.
Acquisition related transaction costs are not included as components of consideration transferred but have been expensed as incurred. Total acquisition-related transaction costs incurred by us were $0.3 million and $0.6 million in the three months and six months ended June 30, 2018, respectively, and charged to selling, general and administrative expenses.
CTP’s results of operations have been included in our condensed consolidated statements of income since the date of acquisition as part of the Structural Systems segment. Pro forma results of operations of the CTP acquisition during the three and six months ended June 30, 2018 have not been presented as the effect of the CTP acquisition was not material to our financial results.
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

Note 4. Restructuring Activities
Summary of 2017 Restructuring Plan
In November 2017, management approved and commenced a restructuring plan that was intended to increase operating efficiencies. We currently estimate this initiative will result in $20.0 million to $22.0 million in total pre-tax restructuring charges through 2018, with $8.8 million recorded during 2017. We continue to evaluate a number of possible scenarios to execute the second phase of the restructuring plan, which will result in additional restructuring charges during 2018. In June 2018, we finalized one of the scenarios which will result in the closure of our Phoenix operation, part of our Electronic Systems segment, by December 31, 2018. As a result, we recorded $5.4 million of restructuring charges during the three months ended June 30, 2018. We anticipate the additional charges for the other possible scenarios will include cash payments for employee separation and non-cash charges for asset impairments.
In the Electronic Systems segment, we recorded $0.6 million during the three months ended June, 30, 2018 and cumulative expenses of $2.2 million for severance and benefits which was classified as restructuring charges. We also recorded non-cash expenses of $0.2 million during the three months ended June, 30, 2018 for inventory write off which was classified as cost of sales.
In the Structural Systems segment, we recorded $0.5 million during the three months ended June 30, 2018 and cumulative expenses of $2.5 million, for severance and benefits which were classified as restructuring charges. We also recorded non-cash expenses of $3.3 million during the three months ended June 30, 2018 and cumulative expenses of $7.9 million for property and equipment impairment which were classified as restructuring charges. Further, we recorded cumulative non-cash expenses of $0.5 million for inventory write down which was classified as cost of sales.
In Corporate, we recorded $0.7 million during the three months ended June 30, 2018 and cumulative expenses of $1.1 million for severance and benefits and non-cash expenses of $1.5 million for stock-based compensation awards which were modified, all of which were classified as restructuring charges. We also recorded $0.4 million during the three months ended June 30, 2018 and cumulative expenses of $0.4 million for professional service fees which were classified as restructuring charges.
As of June 30, 2018, we have accrued $1.0 million, $0.6 million, and $0.3 million for severance and benefits and loss on early exit from lease in the Electronic Systems segment, Structural Systems segment, and Corporate, respectively.
Our restructuring activities in the six months ended June 30, 2018 were as follows (in thousands):

	December 31, 2017	Six Months Ended June 30, 2018				June 30, 2018
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$2,659	$2,554	$(3,631)	$—	$—	$1,582
Modification of stock-based compensation awards	—	105	—	(105)	—	—
Lease termination	66	21	(6)	—	—	81
Property and equipment impairment due to restructuring	—	4,375	—	(4,375)	—	—
Professional service fees	—	356	(265)	—	—	91
Total charged to restructuring charges	2,725	7,411	(3,902)	(4,480)	—	1,754
Inventory reserve	—	168	—	—	—	168
Total charged to cost of sales	—	168	—	—	—	168
Ending balance	$2,725	$7,579	$(3,902)	$(4,480)	$—	$1,922

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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended June 30, 2018.

Note 6. Inventories
Inventories consisted of the following:

	(In thousands)
	June 30, 2018	December 31, 2017
Raw materials and supplies	$80,985	$65,221
Work in process	11,815	62,584
Finished goods	2,444	10,665
	95,244	138,470
Less progress payments	—	16,309
Total	$95,244	$122,161
The December 31, 2017 balances were prior to the adoption of ASC 606 and as such, we netted progress payments from customers related to inventory purchases against inventories on the condensed consolidated balance sheets. See Note 2.

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
The increase in goodwill in Structural Systems was due to the acquisition of CTP on April 23, 2018. See Note 3.
The carrying amounts of our goodwill, all in our Electronic Systems segment, were as follows:

	(In thousands)
	Structural Systems	Electronic Systems	Consolidated Ducommun
Gross goodwill	$—	$199,157	$199,157
Accumulated goodwill impairment	—	(81,722)	(81,722)
Balance at December 31, 2017	—	117,435	117,435
Goodwill from acquisition during the period	18,616	—	18,616
Balance at June 30, 2018	$18,616	$117,435	$136,051

Note 8. Accrued Liabilities
The components of accrued liabilities were as follows:

	(In thousands)
	June 30, 2018	December 31, 2017
Accrued compensation	$19,750	$18,925
Accrued income tax and sales tax	23	71
Customer deposits	—	3,970
Provision for forward loss reserves	—	1,226
Other	6,040	4,137
Total	$25,813	$28,329
The December 31, 2017 balances of customer deposits and provision for forward losses were prior to the adoption of ASC 606 and as such, classified as accrued liabilities rather than contract liabilities on the condensed consolidated balance sheets. See Note 2.

Note 9. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	June 30, 2018	December 31, 2017
Term loan	$160,000	$160,000
Revolving credit facility	72,700	58,100
Total debt	232,700	218,100
Less current portion	—	—
Total long-term debt	232,700	218,100
Less debt issuance costs	1,541	2,045
Total long-term debt, net of debt issuance costs	$231,159	$216,055
Weighted-average interest rate	4.31%	3.73%

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
Further, we are required to make mandatory prepayments of amounts outstanding under the Term Loan. The mandatory prepayments will be made quarterly, equal to 5.0% per year of the original aggregate principal amount during the first two years and increase to 7.5% per year during the third year, and increase to 10.0% per year during the fourth year and fifth years, with the remaining balance payable on June 26, 2020. The loans under the Revolving Credit Facility are due on June 26, 2020. As of June 30, 2018, we were in compliance with all covenants required under the Credit Facilities.
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

We have made all mandatory prepayments under the Term Loan and thus, no mandatory payments are due until the Term Loan matures in June 2020. We did not make any voluntary principal prepayments under the Term Loan during the three and six months ended June 30, 2018.
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
As of June 30, 2018, we had $127.0 million of unused borrowing capacity under the Revolving Credit Facility, after deducting $72.7 million for draw down on the Revolving Credit Facility and $0.3 million for standby letters of credit.
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

Note 10. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$150	$132	$300	$265
Interest cost	317	333	634	665
Expected return on plan assets	(446)	(382)	(892)	(765)
Amortization of actuarial losses	186	202	372	405
Net periodic pension cost	$207	$285	$414	$570
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three and six months ended June 30, 2018 were as follows:

	(In thousands)
	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Amortization of actuarial losses - total before tax (1)	$186	$372
Tax benefit	(44)	(89)
Net of tax	$142	$283

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

Note 11. Indemnifications
We have made guarantees and indemnities under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, we have indemnified our lessors for certain claims arising from our use of the facility under our lease. We indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware.
However, we have a directors and officers insurance policy that may reduce our exposure in certain circumstances and may enable us to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities vary and, in many cases, are subject to statutes of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments we could be obligated to make. Historically, payments related to these guarantees and indemnities have been immaterial. We estimate the amount of our indemnification obligations as insignificant based on this history and insurance coverage and therefore, have not recorded any liability for these guarantees and indemnities on the accompanying condensed consolidated balance sheets. Further, when considered with our insurance coverage, although recorded through different captions on our condensed consolidated balance sheets, the potential impact is further mitigated.

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
SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), allows us to record provisional amounts for the tax effects of the 2017 Tax Act when we do not have necessary information available, prepared, or analyzed in reasonable detail to finalize its accounting for the changes in the tax law during a measurement period not to extend beyond one year of the enactment date. During the six months ended June 30, 2018, we did not recognize any changes to the provisional amounts recorded in our 2017 Annual Report on Form 10-K in connection with the 2017 Tax Act. We expect to finalize our analysis within the measurement period in accordance with SAB 118 after completing our reviews of additional guidance issued by the Internal Revenue Service (“IRS”) and available tax methods and elections related to 2017 tax return positions.
We recorded an income tax expense of $0.2 million for the three months ended June 30, 2018 compared to $0.7 million for the three months ended July 1, 2017. The decrease in income tax expense for the second quarter of 2018 compared to the second quarter of 2017 was primarily due to the reduction in the U.S. corporate tax rate from 35.0% to 21.0% and tax incentives such as the research and development tax credits having a greater impact on the annual effective tax rate as a result of lower pre-tax income in the second quarter of 2018 compared to the second quarter of 2017. The decrease was partially offset by the repeal of the U.S. Domestic Production Activities Deduction in 2018.
We recorded an income tax benefit of less than $0.1 million for the six months ended June 30, 2018 compared to income tax expense of $1.1 million for the six months ended July 1, 2017. The decrease in income tax expense for the first six months of

2018 compared to the first six months of 2017 was primarily due to the reduction in the U.S. corporate tax rate from 35.0% to 21.0% and tax incentives such as the research and development tax credits having a greater impact on the annual effective tax rate as a result of lower pre-tax income in the first six months of 2018 compared to the first six months of 2017. The decrease was partially offset by the repeal of the U.S. Domestic Production Activities Deduction in 2018.
Our total amount of unrecognized tax benefits was $5.4 million and $5.3 million as of June 30, 2018 and December 31, 2017, respectively. If recognized, $3.6 million would affect the effective tax rate. The decrease in unrecognized tax benefits as of June 30, 2018 compared to March 31, 2018 is related to a change in our accounting treatment of advanced payments for tax purposes. We filed an Application for Change in Accounting Method (“Form 3115”) with the IRS to provide for different treatment of advanced payments for tax purposes compared to book purposes in the second quarter of 2018. Upon filing the automatic method change, audit protection was provided for tax years subject to examination and we reclassified the unrecognized tax benefits to deferred tax liabilities. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.

Note 13. Contingencies
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both June 30, 2018 and December 31, 2017, which is reflected in other long-term liabilities on its condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. Ducommun has established an accrual for its estimated liability, in connection with the West Covina landfill of $0.4 million at June 30, 2018, which is reflected in other long-term liabilities on its condensed consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net Revenues
Structural Systems	$70,325	$59,112	$138,372	$116,687
Electronic Systems	84,502	81,826	166,910	160,548
Total Net Revenues	$154,827	$140,938	$305,282	$277,235
Segment Operating Income
Structural Systems	$5,026	$2,127	$9,417	$4,837
Electronic Systems	8,668	8,894	14,412	16,072
	13,694	11,021	23,829	20,909
Corporate General and Administrative Expenses (1)	(8,098)	(4,398)	(12,978)	(10,034)
Operating Income	$5,596	$6,623	$10,851	$10,875
Depreciation and Amortization Expenses
Structural Systems	$2,618	$2,307	$4,934	$4,659
Electronic Systems	3,683	3,439	7,315	6,862
Corporate Administration	33	2	66	9
Total Depreciation and Amortization Expenses	$6,334	$5,748	$12,315	$11,530
Capital Expenditures
Structural Systems	$1,101	$7,580	$2,630	$12,768
Electronic Systems	1,478	1,030	4,212	2,463
Corporate Administration	190	648	190	648
Total Capital Expenditures	$2,769	$9,258	$7,032	$15,879

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.
Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(In thousands)
	June 30, 2018	December 31, 2017
Total Assets
Structural Systems	$216,104	$193,600
Electronic Systems	402,206	362,831
Corporate Administration (1)	13,583	10,322
Total Assets	$631,893	$566,753
Goodwill and Intangibles
Structural Systems	$28,954	$2,836
Electronic Systems	224,582	229,292
Total Goodwill and Intangibles	$253,536	$232,128

(1)	Includes assets not specifically identified to or allocated to either the Structural Systems or Electronic Systems operating segments, including cash and cash equivalents.

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
We adopted ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), as of January 1, 2018, using the modified retrospective method of adoption. As such, our results for the three and six months ended June 30, 2018 are reported under ASC 606 while our results for the three and six months ended July 1, 2017 are reported under the prior revenue recognition accounting standard, ASC 605, “Revenue Recognition” (“ASC 605”). However, our discussions are primarily based on a comparison of our results in the three and six months ended June 30, 2018 under ASC 605 compared to the three and six months ended July 1, 2017 also under ASC 605. See Note 1 and Note 2 to condensed consolidated financial statements included in Part I, Item I of this Form 10-Q.
Second quarter 2018 highlights:

•	Revenues of $154.8 million

•	Net income of $1.6 million, or $0.14 per diluted share

•	Adjusted EBITDA of $18.7 million

•	Backlog of $823.0 million

•	Completed the acquisition of Certified Thermoplastics Co., LLC
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, and restructuring charges (“Adjusted EBITDA”) was $18.7 million and $13.7 million for the three months ended June 30, 2018 and July 1, 2017, respectively.
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

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Stock-based compensation may be useful to our investors for determining current cash flow;

•	Restructuring charges may be useful to our investors in evaluating our core operating performance.

Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$1,591	$3,823	$4,191	$5,938
Interest expense	3,763	2,059	6,661	3,804
Income tax expense (benefit)	242	741	(1)	1,133
Depreciation	3,418	3,338	6,782	6,668
Amortization	2,916	2,410	5,533	4,862
Stock-based compensation expense	1,025	1,342	2,115	3,164
Restructuring charges	5,406	—	7,579	—
Inventory purchase accounting adjustments	329	—	329	—
Adjusted EBITDA	$18,690	$13,713	$33,189	$25,569
% of net revenues	12.1%	9.7%	10.9%	9.2%

Results of Operations
Second Quarter of 2018 Compared to Second Quarter of 2017
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted (loss) earnings per share:

	(in thousands, except per share data) Three Months Ended				(in thousands, except per share data) Six Months Ended
	June 30, 2018	% of Net Revenues	July 1, 2017	% of Net Revenues	June 30, 2018	% of Net Revenues	July 1, 2017	% of Net Revenues
Net Revenues	$154,827	100.0%	$140,938	100.0%	$305,282	100.0%	$277,235	100.0%
Cost of Sales	122,799	79.3%	114,669	81.4%	246,499	80.7%	225,961	81.5%
Gross Profit	32,028	20.7%	26,269	18.6%	58,783	19.3%	51,274	18.5%
Selling, General and Administrative Expenses	21,194	13.7%	19,646	13.9%	40,521	13.3%	40,399	14.6%
Restructuring Charges	5,238	3.4%	—	—%	7,411	2.4%	—	—%
Operating Income	5,596	3.6%	6,623	4.7%	10,851	3.6%	10,875	3.9%
Interest Expense	(3,763)	(2.3)%	(2,059)	(1.5)%	(6,661)	(2.2)%	(3,804)	(1.4)%
Income Before Taxes	1,833	1.2%	4,564	3.2%	4,190	1.4%	7,071	2.5%
Income Tax (Benefit) Expense	242	nm	741	nm	(1)	nm	1,133	nm
Net Income	$1,591	1.0%	$3,823	2.7%	$4,191	1.4%	$5,938	2.1%

Effective Tax (Benefit) Rate	13.2%	nm	16.2%	nm	—%	nm	16.0%	nm
Diluted Earnings Per Share	$0.14	nm	$0.33	nm	$0.36	nm	$0.51	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the first fiscal three and six months of 2018 and 2017, respectively, were as follows:

	Three Months Ended					Six Months Ended
		(In thousands)		% of Net Revenues			(In thousands)		% of Net Revenues
	Change	June 30 2018	July 1, 2017	June 30 2018	July 1, 2017	Change	June 30 2018	July 1, 2017	June 30 2018	July 1, 2017
Consolidated Ducommun
Military and space	$152	$70,326	$70,174	45.4%	49.8%	$2,566	$136,681	$134,115	44.8%	48.4%
Commercial aerospace	16,114	71,844	55,730	46.4%	39.5%	29,585	142,676	113,091	46.7%	40.8%
Industrial	(2,377)	12,657	15,034	8.2%	10.7%	(4,104)	25,925	30,029	8.5%	10.8%
Total	$13,889	$154,827	$140,938	100.0%	100.0%	$28,047	$305,282	$277,235	100.0%	100.0%

Structural Systems
Military and space (defense structures)	$482	$15,958	$15,476	22.7%	26.2%	$—	$29,780	$29,780	21.5%	25.5%
Commercial aerospace	10,731	54,367	43,636	77.3%	73.8%	21,685	108,592	86,907	78.5%	74.5%
Total	$11,213	$70,325	$59,112	100.0%	100.0%	$21,685	$138,372	$116,687	100.0%	100.0%

Electronic Systems
Military and space (defense electronics)	$(330)	$54,368	$54,698	64.3%	66.8%	$2,566	$106,901	$104,335	64.0%	65.0%
Commercial aerospace	5,383	17,477	12,094	20.7%	14.8%	7,900	34,084	26,184	20.4%	16.3%
Industrial	(2,377)	12,657	15,034	15.0%	18.4%	(4,104)	25,925	30,029	15.6%	18.7%
Total	$2,676	$84,502	$81,826	100.0%	100.0%	$6,362	$166,910	$160,548	100.0%	100.0%
Net revenues for the three months ended June 30, 2018 were $154.8 million, compared to $140.9 million for the three months ended July 1, 2017. The year-over-year increase was due to the following:

•	$16.1 million higher revenues in our commercial aerospace end-use markets due to higher build rates which favorably impacted our large aircraft platforms; and

•	$0.2 million higher revenues in our military and space end-use markets; partially offset by

•	$2.4 million lower revenues in our industrial end-use markets.
Net revenues for the six months ended June 30, 2018 were $305.3 million, compared to $277.2 million for the six months ended July 1, 2017. The year-over-year increase was due to the following:

•	$29.6 million higher revenues in our commercial aerospace end-use markets due to higher build rates which favorably impacted our large aircraft platforms; and

•	$2.6 million higher revenues in our military and space end-use markets; partially offset by

•	$4.1 million lower revenues in our industrial end-use markets.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Boeing Company	16.1%	16.3%	17.1%	16.2%
Lockheed Martin Corporation	4.6%	5.3%	4.7%	5.8%
Raytheon Company	13.2%	14.8%	12.0%	14.0%
Spirit Aerosystems Holdings, Inc.	8.8%	7.4%	8.9%	7.5%
United Technologies Corporation	6.2%	4.2%	5.3%	5.2%
Total top ten customers (1)	65.4%	61.9%	63.5%	61.9%

(1)
Includes the Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed Martin”), Raytheon Company (“Raytheon”), Spirit Aerosystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”).

Boeing, Lockheed Martin, Raytheon, Spirit, and United Technologies represented the following percentages of total accounts receivable:

	June 30, 2018	December 31, 2017
Boeing	7.8%	7.8%
Lockheed Martin	3.6%	5.9%
Raytheon	4.5%	1.4%
Spirit	1.5%	13.5%
United Technologies	2.9%	2.3%
The net revenues and accounts receivable from Boeing, Lockheed Martin, Raytheon, Spirit, and United Technologies are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin as a percentage of net revenues increased year-over-year in the three months ended June 30, 2018 to 20.7%, compared to the three months ended July 1, 2017 of 18.6% due to higher manufacturing volume and favorable product mix, partially offset by higher compensation and benefit costs and higher other manufacturing costs.
Gross profit margin as a percentage of net revenues increased year-over-year in the six months ended June 30, 2018 to 19.3%, compared to the six months ended July 1, 2017 of 18.5% due to higher manufacturing volume and favorable product mix, partially offset by higher compensation and benefit costs and higher forward loss reserve.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $1.5 million year-over-year in the three months ended June 30, 2018 compared to the three months ended July 1, 2017 due to higher professional services fees of $1.5 million, which includes acquisition related costs of $0.3 million.
SG&A expenses increased $0.1 million year-over-year in the six months ended June 30, 2018 compared to the six months ended July 1, 2017 due to higher professional services fees of $2.0 million, which includes acquisition related costs of $0.6 million, and amortization of intangibles of $0.8 million, partially offset by lower compensation and benefit costs of $2.2 million.
Interest Expense
Interest expense increased year-over-year in the three months ended June 30, 2018 compared to the three months ended July 1, 2017 due to a higher outstanding balance on the Revolving Credit Facility, due to the acquisitions of Certified Thermoplastics Co., LLC (“CTP”) in April 2018 and Lightning Diversion Systems, LLC (“LDS”) during the third quarter of 2017, and higher interest rates.
Interest expense increased year-over-year in the six months ended June 30, 2018 compared to the six months ended July 1, 2017 due to a higher outstanding balance on the Revolving Credit Facility, due to the acquisitions of CTP and LDS, and higher interest rates.
Income Tax Expense
We recorded an income tax expense of $0.2 million for the three months ended June 30, 2018 compared to $0.7 million for the three months ended July 1, 2017. The decrease in income tax expense for the second quarter of 2018 compared to the second quarter of 2017 was primarily due to the reduction in the U.S. corporate tax rate from 35.0% to 21.0% and tax incentives such as the research and development tax credits having a greater impact on the annual effective tax rate as a result of lower pre-tax income in the second quarter of 2018 compared to the second quarter of 2017. The decrease was partially offset by the repeal of the U.S. Domestic Production Activities Deduction in 2018.
We recorded an income tax benefit of less than $0.1 million for the six months ended June 30, 2018 compared to income tax expense of $1.1 million for the six months ended July 1, 2017. The decrease in income tax expense for the first six months of 2018 compared to the first six months of 2017 was primarily due to the reduction in the U.S. corporate tax rate from 35.0% to 21.0% and tax incentives such as the research and development tax credits having a greater impact on the annual effective tax rate as a result of lower pre-tax income in the second quarter of 2018 compared to the second quarter of 2017. The decrease was partially offset by the repeal of the U.S. Domestic Production Activities Deduction in 2018.

Our total amount of unrecognized tax benefits was $5.4 million and $5.3 million as of June 30, 2018 and December 31, 2017, respectively. If recognized, $3.6 million would affect the effective tax rate. The decrease in unrecognized tax benefits as of June 30, 2018 compared to March 31, 2018 is related to a change in our accounting treatment of advance payments for tax purposes. We filed an Application for Change in Accounting Method (“Form 3115”) with the IRS to provide for different treatment of advanced payments for tax purposes compared to book purposes in the second quarter of 2018. Upon filing the automatic method change, audit protection was provided for tax years subject to examination and we reclassified the unrecognized tax benefits to deferred tax liabilities. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
Net Income and Earnings per Share
Net income and earnings per share for the three months ended June 30, 2018 were $1.6 million, or $0.14 per diluted share, compared to $3.8 million, or $0.33 per diluted share, for the three months ended July 1, 2017. The decrease in net income for the three months ended June 30, 2018 compared to the three months ended July 1, 2017 was due to $5.4 million of restructuring charges, $0.2 million of which was included in cost of sales. The $5.8 million increase in gross profit was due to higher revenues that was partially offset by $1.7 million of higher interest expense and $1.5 million of higher selling, general and administrative expenses.
Net income and earnings per share for the six months ended June 30, 2018 were $4.2 million, or $0.36 per diluted share, compared to $5.9 million, or $0.51 per diluted share, for the six months ended July 1, 2017. The decrease in net income for the six months ended June 30, 2018 compared to the six months ended July 1, 2017 was due to $7.6 million of restructuring charges, $0.2 million of which was included in cost of sales. The $7.5 million increase in gross profit was due to higher revenues that was partially offset by $2.9 million of higher interest expense.
Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Structural Systems and Electronic Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended					Six Months Ended
	%	(In thousands)		% of Net Revenues		%	(In thousands)		% of Net Revenues
	Change	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net Revenues
Structural Systems	19.0%	$70,325	$59,112	45.4%	41.9%	18.6%	$138,372	$116,687	45.3%	42.1%
Electronic Systems	3.3%	84,502	81,826	54.6%	58.1%	4.0%	166,910	160,548	54.7%	57.9%
Total Net Revenues	9.9%	$154,827	$140,938	100.0%	100.0%	10.1%	$305,282	$277,235	100.0%	100.0%
Segment Operating Income
Structural Systems		$5,026	$2,127	7.1%	3.6%		$9,417	$4,837	6.8%	4.1%
Electronic Systems		8,668	8,894	10.3%	10.9%		14,412	16,072	8.6%	10.0%
		13,694	11,021				23,829	20,909
Corporate General and Administrative Expenses (1)		(8,098)	(4,398)	(5.2)%	(3.1)%		(12,978)	(10,034)	(4.3)%	(3.6)%
Total Operating Income		$5,596	$6,623	3.6%	4.7%		$10,851	$10,875	3.6%	3.9%
Adjusted EBITDA
Structural Systems
Operating Income		$5,026	$2,127				$9,417	$4,837
Depreciation and Amortization		2,618	2,307				4,934	4,659
Restructuring Charges		3,610	—				5,137	—
Inventory Purchase Accounting Adjustments		329	—				329	—
		11,583	4,434	16.5%	7.5%		19,817	9,496	14.3%	8.1%
Electronic Systems
Operating Income		8,668	8,894				14,412	16,072
Depreciation and Amortization		3,683	3,439				7,315	6,862
Restructuring Charges		735	—				1,255	—
		13,086	12,333	15.5%	15.1%		22,982	22,934	13.8%	14.3%
Corporate General and Administrative Expenses (1)
Operating Loss		(8,098)	(4,398)				(12,978)	(10,034)
Depreciation and Amortization		33	2				66	9
Stock-Based Compensation Expense		1,025	1,342				2,115	3,164
Restructuring Charges		1,061	—				1,187	—
		(5,979)	(3,054)				(9,610)	(6,861)
Adjusted EBITDA		$18,690	$13,713	12.1%	9.7%		$33,189	$25,569	10.9%	9.2%
Capital Expenditures
Structural Systems		$1,101	$7,580				$2,630	$12,768
Electronic Systems		1,478	1,030				4,212	2,463
Corporate Administration		190	648				190	648
Total Capital Expenditures		$2,769	$9,258				$7,032	$15,879

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.
Structural Systems
Structural Systems’ net revenues in the three months ended June 30, 2018 compared to the three months ended July 1, 2017 increased $11.2 million due to the following:

•	$10.7 million higher revenues in our commercial aerospace end-use markets due to higher build rates which favorably impacted our large aircraft platforms; and

•	$0.5 million higher revenues in our military and space end-use markets.
Structural Systems’ net revenues in the six months ended June 30, 2018 compared to the six months ended July 1, 2017 increased $21.7 million due to $21.7 million higher revenues in our commercial aerospace end-use markets due to higher build rates which favorably impacted our large aircraft platforms.
The Structural Systems segment operating income in the three and six months ended June 30, 2018 compared to the three and six months ended July 1, 2017 increased $2.9 million and $4.6 million, respectively due to favorable product mix, favorable manufacturing volume, partially offset by higher compensation and benefits costs and restructuring charges.
Electronic Systems
Electronic Systems’ net revenues in the three months ended June 30, 2018 compared to the three months ended July 1, 2017 increased $2.7 million due to the following:

•	$5.4 million higher revenues in our commercial aerospace end-use markets due to increased build rates which favorably impacted our large aircraft platforms; partially offset by

•	$2.4 million lower revenues in our industrial end-use markets and $0.3 million lower revenues in our military and space end-use markets.
Electronic Systems’ net revenues in the six months ended June 30, 2018 compared to the six months ended July 1, 2017 increased $6.4 million due to the following:

•	$7.9 million higher revenues in our commercial aerospace end-use markets due to increased build rates which favorably impacted our large aircraft platforms; and

•	$2.6 million higher revenues in our military and space end-use markets; partially offset by

•	$4.1 million lower revenues in our industrial end-use markets.
Electronic Systems’ segment operating income in the three and six months ended June 30, 2018 compared to the three and six months ended July 1, 2017 decreased $0.2 million and $1.7 million, respectively, due to restructuring charges, unfavorable product mix, and higher compensation and benefits costs, partially offset by favorable manufacturing volume.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased $3.7 million in the three months ended June 30, 2018 compared to the three months ended July 1, 2017 due to higher compensation and benefit costs of $1.4 million and higher professional services fees of $1.2 million, which includes acquisition related costs of $0.3 million.
CG&A expenses increased $2.9 million in the six months ended June 30, 2018 compared to the six months ended July 1, 2017 due to higher professional services fees of $1.7 million, which includes acquisition related costs of $0.6 million, and higher compensation and benefit costs of $1.0 million .
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
The increase in backlog was primarily in the commercial aerospace end-use markets and defense technologies end-use markets. $558.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of June 30, 2018 and December 31, 2017:

	(In thousands)
	Change	June 30, 2018	December 31, 2017
Consolidated Ducommun
Military and space	$45,805	$323,234	$277,429
Commercial aerospace	41,525	459,506	417,981
Industrial	9,149	40,217	31,068
Total	$96,479	$822,957	$726,478
Structural Systems
Military and space	$27,406	$88,327	$60,921
Commercial aerospace	33,659	395,245	361,586
Total	$61,065	$483,572	$422,507
Electronic Systems
Military and space	$18,399	$234,907	$216,508
Commercial aerospace	7,866	64,261	56,395
Industrial	9,149	40,217	31,068
Total	$35,414	$339,385	$303,971

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions)
	June 30,	December 31,
	2018	2017
Total debt, including long-term portion	$232.7	$218.1
Weighted-average interest rate on debt	4.31%	3.73%
Term Loan interest rate	4.55%	3.74%
Cash and cash equivalents	$3.5	$2.2
Unused Revolving Credit Facility	$127.0	$141.6
Our credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“Term Loan”), and a $200.0 million senior secured revolving credit facility (“Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “Credit Facilities”). We are required to make mandatory prepayments of amounts outstanding under the Term Loan. As of June 30, 2018, we were in compliance with all covenants required under the Credit Facilities. See Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information. In July 2017, we entered into a technical amendment to the Credit Facilities (“First Amendment”) which provides more flexibility to close certain qualified acquisitions permitted under the Credit Facilities. We have made all mandatory prepayments under the Term Loan and thus, no mandatory payments are due until the Term Loan matures in June 2020.
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
In November 2017, management approved and commenced a restructuring plan that was intended to increase operating efficiencies. We continue to evaluate a number of possible scenarios to execute the second phase of the restructuring plan, which will result in additional restructuring charges during 2018. On an annualized basis, beginning in 2019, we anticipate these restructuring actions will result in estimated total savings of $14.0 million.

Cash Flow Summary
Net cash provided by operating activities for the six months ended June 30, 2018 increased to $26.2 million, compared to $16.2 million for the six months ended July 1, 2017. The higher net cash generated during the first six months of 2018 was due to lower accounts receivable, partially offset by higher inventories.
Net cash used in investing activities was $38.4 million for the six months ended June 30, 2018 compared to $16.2 million in the six months ended July 1, 2017. The higher net cash used in the first six months of 2018 compared to the prior year was due to the payments for the purchase of CTP, net of cash acquired of $31.0 million, partially offset by lower purchases of property and equipment.
Net cash provided by financing activities for the six months ended June 30, 2018 of $13.6 million was due to higher net borrowings on the Revolving Credit Facility.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating leases and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Annual Report on Form 10-K. As a result of adopting ASC 606 as of January 1, 2018, there have been material changes in our critical accounting policies during the six months ended June 30, 2018, and are described in Note 1 and Note 2 to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At June 30, 2018, we had total borrowings of $232.7 million under our Credit Facilities which bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three-, or six-month interest period chosen by us, plus an applicable margin percentage. This LIBOR rate has a margin ranging from 1.50% to 2.75%. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our risk factors. There have been no material changes in the six months ended June 30, 2018 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
*10.5 2013 Stock Incentive Plan (Amended and Restated May 2, 2018). Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14a, filed on March 23, 2018.
*10.6 2018 Employee Stock Purchase Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 23, 2018.
*10.7 Form of Stock Option Agreement for 2016 and earlier. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.
*10.8 Form of Stock Option Agreement for 2017. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2016.
*10.9 Form of Stock Option Agreement for 2018 and after. Incorporated by reference to Exhibit 4.7 to Form S-8, filed on May 10, 2018.
*10.10 Form of Performance Stock Unit Agreement for 2014 and 2015. Incorporated by reference to Exhibit 10.19 to Form 10-Q dated April 28, 2014.
*10.11 Form of Performance Stock Unit Agreement for 2016. Incorporated by reference to Exhibit 10.6 to Form 10-Q for the period ended April 2, 2016.
*10.12 Form of Performance Stock Unit Agreement for 2017. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the period ended April 1, 2017.
*10.13 Form of Restricted Stock Unit Agreement for 2016 and earlier. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 8, 2007.

*10.14 Form of Restricted Stock Unit Agreement for 2017 and after. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2016.
*10.15 Form of Directors’ Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.
*10.16 Performance Restricted Stock Unit Agreement dated January 23, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2016.

*10.17
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
*10.18 Ducommun Incorporated 2016 Bonus Plan. Incorporated by reference to Exhibit 99.3 to Form 8-K dated March 1, 2016.
*10.19 Ducommun Incorporated 2017 Bonus Plan. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 27, 2017.
*10.20 Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.
*10.21 Key Executive Severance Agreement between Ducommun Incorporated and Stephen G. Oswald dated January 23, 2017. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 27, 2017.
*10.22 Form of Key Executive Severance Agreement between Ducommun Incorporated and each of the individuals listed below. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 27, 2017. All of the Key Executive Severance Agreements are identical except for the name of the person and the address for notice:

Person	Date of Agreement
Douglas L. Groves	January 23, 2017
Jerry L. Redondo	January 23, 2017
Rosalie F. Rogers	January 23, 2017
Christopher D. Wampler	January 23, 2017
*10.23 Employment Letter Agreement dated January 3, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2017.
*10.24 Employment Letter Agreement dated December 19, 2016 between Ducommun Incorporated and Amy M. Paul. Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2016.
*10.25 Transition Services Letter Agreement dated January 10, 2017 between Ducommun Incorporated and James S. Heiser. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 16, 2017.
*10.26 Separation and Release Agreement dated May 16, 2018 between Ducommun Incorporated and Amy M. Paul. Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 23, 2018.

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

Date: August 6, 2018	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2018	By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 6, 2018	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)