Form 10-Q
period 2018-09-29
DUCOMMUN INC /DE/
filed 2018-11-05
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2018, the registrant had 11,410,277 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 29, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$3,573	$2,150
Accounts receivable, net of allowance for doubtful accounts of $1,212 and $868 at September 29, 2018 and December 31, 2017, respectively	64,466	74,064
Contract assets	88,066	—
Inventories	101,752	122,161
Production cost of contracts	12,021	11,204
Other current assets	12,124	11,435
Total Current Assets	282,002	221,014
Property and equipment, net of accumulated depreciation of $159,010 and $143,216 at September 29, 2018 and December 31, 2017, respectively	106,583	110,252
Goodwill	135,769	117,435
Intangibles, net	114,746	114,693
Non-current deferred income taxes	131	261
Other assets	3,334	3,098
Total Assets	$642,565	$566,753
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73,534	$51,907
Contract liabilities	15,108	—
Accrued liabilities	31,929	28,329
Total Current Liabilities	120,571	80,236
Long-term debt	229,402	216,055
Non-current deferred income taxes	19,427	15,981
Other long-term liabilities	17,608	18,898
Total Liabilities	387,008	331,170
Commitments and contingencies (Notes 11, 13)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,409,623 and 11,332,841 shares issued and outstanding at September 29, 2018 and December 31, 2017, respectively	114	113
Additional paid-in capital	82,447	80,223
Retained earnings	179,412	161,364
Accumulated other comprehensive loss	(6,416)	(6,117)
Total Shareholders’ Equity	255,557	235,583
Total Liabilities and Shareholders’ Equity	$642,565	$566,753
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net Revenues	$159,842	$138,690	$465,124	$415,925
Cost of Sales	128,726	112,603	375,225	338,563
Gross Profit	31,116	26,087	89,899	77,362
Selling, General and Administrative Expenses	20,956	18,676	61,476	59,075
Restructuring Charges	3,373	64	10,784	64
Operating Income	6,787	7,347	17,639	18,223
Interest Expense	(2,524)	(2,240)	(9,186)	(6,045)
Other Income	27	488	27	488
Income Before Taxes	4,290	5,595	8,480	12,666
Income Tax Expense	119	940	118	2,073
Net Income	$4,171	$4,655	$8,362	$10,593
Earnings Per Share
Basic earnings per share	$0.37	$0.41	$0.73	$0.94
Diluted earnings per share	$0.36	$0.41	$0.72	$0.92
Weighted-Average Number of Common Shares Outstanding
Basic	11,404	11,241	11,382	11,276
Diluted	11,683	11,486	11,639	11,556
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net Income	$4,171	$4,655	$8,362	$10,593
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax benefit of $45 and $74 for the three months ended September 29, 2018 and September 30, 2017, respectively, and $134 and $225 for the nine months ended September 29, 2018 and September 30, 2017, respectively	140	128	423	382
Change in unrealized gains and losses on cash flow hedges, net of tax of $16 and $17 for the three months ended September 29, 2018 and September 30, 2017, respectively, and $104 and $161 for the nine months ended September 29, 2018 and September 30, 2017, respectively	49	(28)	330	(271)
Other Comprehensive Income (Loss), Net of Tax	189	100	753	111
Comprehensive Income	$4,360	$4,755	$9,115	$10,704
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash Flows from Operating Activities
Net Income	$8,362	$10,593
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	18,635	17,149
Property and equipment impairment due to restructuring	5,784	—
Stock-based compensation expense	3,414	4,264
Deferred income taxes	3,446	(164)
Provision for doubtful accounts	344	125
Other	9,275	(2,217)
Changes in Assets and Liabilities:
Accounts receivable	10,771	(1,427)
Contract assets	(88,066)	—
Inventories	22,909	(15,529)
Production cost of contracts	(1,447)	(599)
Other assets	3,709	458
Accounts payable	22,610	13,801
Contract liabilities	15,108	—
Accrued and other liabilities	(1,452)	903
Net Cash Provided by Operating Activities	33,402	27,357
Cash Flows from Investing Activities
Purchases of property and equipment	(12,796)	(24,599)
Proceeds from sale of assets	117	3
Insurance recoveries related to property and equipment	—	288
Payments for acquisition of Lightning Diversion Systems, LLC, net of cash acquired	—	(59,178)
Payments for acquisition of Certified Thermoplastics Co., LLC, net of cash acquired	(30,711)	—
Net Cash Used in Investing Activities	(43,390)	(83,486)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	239,700	320,500
Repayments of senior secured revolving credit facility	(227,100)	(255,800)
Repayments of term loan	—	(10,000)
Repayments of other debt	—	(3)
Net cash paid upon issuance of common stock under stock plans	(1,189)	(2,311)
Net Cash Provided by Financing Activities	11,411	52,386
Net Increase (Decrease) in Cash and Cash Equivalents	1,423	(3,743)
Cash and Cash Equivalents at Beginning of Period	2,150	7,432
Cash and Cash Equivalents at End of Period	$3,573	$3,689
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
Our significant accounting policies were described in Part IV, Item 15(a)(1), “Note 1. Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017. We followed the same accounting policies for interim reporting except for the change in our revenue recognition practices described below. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 29, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
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
Supplemental Cash Flow Information

	(In thousands)
	Nine Months Ended
	September 29, 2018	September 30, 2017
Interest paid	$8,073	$4,867
Taxes paid	$195	$1,969
Non-cash activities:
Purchases of property and equipment not paid	$970	$890
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data)		(In thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$4,171	$4,655	$8,362	$10,593
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,404	11,241	11,382	11,276
Dilutive potential common shares	279	245	257	280
Diluted weighted-average common shares outstanding	11,683	11,486	11,639	11,556
Earnings per share
Basic	$0.37	$0.41	$0.73	$0.94
Diluted	$0.36	$0.41	$0.72	$0.92
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Stock options and stock units	171	166	216	142
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
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of September 29, 2018, all of our derivative instruments were designated as cash flow hedges.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. See Note 2 for the net impact of these adjustments to our unaudited condensed consolidated financial statements for the three-and nine months ended September 29, 2018.
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

Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(In thousands)
	September 29, 2018	December 31, 2017
Contract assets	$88,066	$—
Contract liabilities	$15,108	$—
Remaining performance obligations is defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of September 29, 2018 totaled $523.7 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2019 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	September 29 2018	September 30, 2017	September 29 2018	September 30, 2017
Consolidated Ducommun
Military and space	$71,459	$64,638	$208,140	$202,922
Commercial aerospace	76,343	60,010	219,019	173,098
Industrial	12,040	14,042	37,965	39,905
Total	$159,842	$138,690	$465,124	$415,925

Electronic Systems
Military and space	$54,068	$52,098	$160,969	$160,600
Commercial aerospace	19,588	12,865	53,672	39,048
Industrial	12,040	14,042	37,965	39,905
Total	$85,696	$79,005	$252,606	$239,553

Structural Systems
Military and space	$17,391	$12,540	$47,171	$42,322
Commercial aerospace	56,755	47,145	165,347	134,050
Total	$74,146	$59,685	$212,518	$176,372
Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2018
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (“ASU 2018-15”), which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. In addition, the amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2020. Early adoption is permitted, including adoption in any interim period, and thus, we have chosen to early adopt ASU 2018-15 beginning July 1, 2018. We utilized the prospective transition method of adoption which allows us to capitalize software implementation projects currently in process. The adoption of ASU 2018-15 resulted in capitalizing $0.2 million of implementation costs and included as other current assets on our condensed consolidated balance sheets as of September 29, 2018.
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220):

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”)” (“ASU 2018-02”), which provides financial statement preparers with an option to reclassify stranded income tax effects within AOCI to retained earnings in each period in which the effect of the change in U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The new guidance was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and we have chosen to early adopt ASU 2018-02 beginning January 1, 2018. Further, in March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act (“Tax Cuts and Jobs Act”). The new guidance was effective upon inclusion in the FASB Codification. The adoption of these standards resulted in reclassifying $1.3 million of income tax effects from AOCI to retained earnings during the nine months ended September 29, 2018 on our condensed consolidated balance sheets. The income tax effects remaining in AOCI will be released into earnings as the related pre-tax AOCI amounts are reclassified to earnings.
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
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which will remove disclosures that no longer are considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2021. Early adoption is permitted. We are evaluating the impact of this standard.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which should improve the effectiveness of fair value measurement disclosures by removing certain requirements, modifying certain requirements, and adding certain new requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2020. Early adoption is permitted. We are evaluating the impact of this standard.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to present right-of-use assets and lease liabilities on the balance sheet. Lessees are required to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2019. We are currently completing the assessment and gap identification phase and have started the implementation of a new lease accounting software package. The assessment and gap identification phase includes gathering and analyzing our leases, and potential gaps in our internal controls as a result of adopting ASU 2016-02. The new accounting standard will be adopted using the additional transition method. Under this method, the cumulative effect of applying the new guidance is recognized as an adjustment to certain captions on the balance sheet, including the opening balance of retained earnings in the first quarter of 2019, and the prior years’ financial information will be presented under the prior accounting standard, ASC 840, “Leases,” (“ASC 840”). In addition, we will be utilizing the various practical expedients available under the new accounting standard. We have periodically briefed our Audit Committee of the Board of Directors on the progress made towards the adoption of this lease accounting standard. Since we have not completed the implementation of the software solution, we currently are unable to determine the exact impact to our condensed consolidated financial statements. We anticipate the majority of our leases will be recorded onto our condensed consolidated balance sheets. As such, various line items on our condensed consolidated balance sheets, income statements, and cash flows will be impacted.

Note 2. Adoption of Accounting Standards Codification 606
We adopted ASC 606 with an initial application as of January 1, 2018. We utilized the modified retrospective method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to certain captions on the condensed consolidated balance sheet, including the opening balance of retained earnings in the nine months ended September 29, 2018.
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
The following tables summarize the impact of adopting ASC 606 on our unaudited condensed consolidated financial statements for the three and nine months ended September 29, 2018 (in thousands, except per share data):

	September 29, 2018
Unaudited Condensed Consolidated Balance Sheets	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606
Assets
Current Assets
Cash and cash equivalents	$3,573	$—	$3,573
Accounts receivable, net of allowance for doubtful accounts of $1,212 at September 29, 2018	64,466	—	64,466
Contract assets	88,066	(88,066)	—
Inventories	101,752	59,679	161,431
Production cost of contracts	12,021	—	12,021
Other current assets	12,124	(524)	11,600
Total Current Assets	282,002	(28,911)	253,091
Property and equipment, net of accumulated depreciation of $159,010 at September 29, 2018	106,583	—	106,583
Goodwill	135,769	—	135,769
Intangibles, net	114,746	—	114,746
Non-current deferred income taxes	131	130	261
Other assets	3,334	—	3,334
Total Assets	$642,565	$(28,781)	$613,784
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73,534	$—	$73,534
Contract liabilities	15,108	(15,108)	—
Accrued liabilities	31,929	4,105	36,034
Total Current Liabilities	120,571	(11,003)	109,568
Long-term debt	229,402	—	229,402
Non-current deferred income taxes	19,427	(3,751)	15,676
Other long-term liabilities	17,608	—	17,608
Total Liabilities	387,008	(14,754)	372,254
Commitments and contingencies (Notes 11, 13)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,409,623 shares issued and outstanding at September 29, 2018	114	—	114
Additional paid-in capital	82,447	—	82,447
Retained earnings	179,412	(14,027)	165,385
Accumulated other comprehensive loss	(6,416)	—	(6,416)
Total Shareholders’ Equity	255,557	(14,027)	241,530
Total Liabilities and Shareholders’ Equity	$642,565	$(28,781)	$613,784

	Three Months Ended September 29, 2018			Nine Months Ended September 29, 2018
Unaudited Condensed Consolidated Statements of Income	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606
Net Revenues	$159,842	$(5,344)	$154,498	$465,124	$(17,296)	$447,828
Cost of Sales	128,726	(4,461)	124,265	375,225	(12,067)	363,158
Gross Profit	31,116	(883)	30,233	89,899	(5,229)	84,670
Selling, General and Administrative Expenses	20,956	—	20,956	61,476	—	61,476
Restructuring Charges	3,373	—	3,373	10,784	—	10,784
Operating Income	6,787	(883)	5,904	17,639	(5,229)	12,410
Interest Expense	(2,524)	(1,059)	(3,583)	(9,186)	(1,059)	(10,245)
Other Income	27	—	27	27	—	27
Income Before Taxes	4,290	(1,942)	2,348	8,480	(6,288)	2,192
Income Tax Expense (Benefit)	119	(726)	(607)	118	(813)	(695)
Net Income	$4,171	$(1,216)	$2,955	$8,362	$(5,475)	$2,887
Earnings Per Share
Basic earnings per share	$0.37		$0.26	$0.73		$0.25
Diluted earnings per share	$0.36		$0.25	$0.72		$0.25
Weighted-Average Number of Common Shares Outstanding
Basic	11,404		11,404	11,382		11,382
Diluted	11,683		11,683	11,639		11,639

	Three Months Ended September 29, 2018			Nine Months Ended September 29, 2018
Unaudited Condensed Consolidated Statements of Comprehensive Income	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606
Net Income	$4,171	$(1,216)	$2,955	$8,362	$(5,475)	$2,887
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax benefit of $45 and $134 for the three and nine months ended September 29, 2018, respectively	140	—	140	423	—	423
Change in unrealized gains and losses on cash flow hedges, net of tax of $16 and $104 for the three and nine months ended September 29, 2018, respectively	49	—	49	330	—	330
Other Comprehensive Income (Loss), Net of Tax	189	—	189	753	—	753
Comprehensive Income	$4,360	$(1,216)	$3,144	$9,115	$(5,475)	$3,640

	Nine Months Ended September 29, 2018
Unaudited Condensed Consolidated Statements of Cash Flows	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606
Cash Flows from Operating Activities
Net Income	$8,362	$(5,475)	$2,887
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	18,635	—	18,635
Property and equipment impairment due to restructuring	5,784	—	5,784
Stock-based compensation expense	3,414	—	3,414
Deferred income taxes	3,446	(3,751)	(305)
Provision for doubtful accounts	344	—	344
Other	9,275	(6,463)	2,812
Changes in Assets and Liabilities:
Accounts receivable	10,771	—	10,771
Contract assets	(88,066)	88,066	—
Inventories	22,909	(59,679)	(36,770)
Production cost of contracts	(1,447)	—	(1,447)
Other assets	3,709	(3,644)	65
Accounts payable	22,610	—	22,610
Contract liabilities	15,108	(15,108)	—
Accrued and other liabilities	(1,452)	6,054	4,602
Net Cash Provided by Operating Activities	33,402	—	33,402
Cash Flows from Investing Activities
Purchases of property and equipment	(12,796)	—	(12,796)
Proceeds from sale of assets	117	—	117
Payments for purchase of Certified Thermoplastics Co., LLC, net of cash acquired	(30,711)	—	(30,711)
Net Cash Used in Investing Activities	(43,390)	—	(43,390)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	239,700	—	239,700
Repayments of senior secured revolving credit facility	(227,100)	—	(227,100)
Net cash paid upon issuance of common stock under stock plans	(1,189)	—	(1,189)
Net Cash Provided by Financing Activities	11,411	—	11,411
Net Increase in Cash and Cash Equivalents	1,423	—	1,423
Cash and Cash Equivalents at Beginning of Period	2,150	—	2,150
Cash and Cash Equivalents at End of Period	$3,573	$—	$3,573

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
The purchase price for CTP was $30.7 million, net of cash acquired, all payable in cash. We paid an aggregate of $30.8 million in cash related to this transaction. We preliminarily allocated the gross purchase price of $30.8 million to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets is recorded as goodwill. The allocation is subject to change as the estimates of fair value of current assets, non-current assets, identifiable intangible assets, and current liabilities are based on preliminary information and are subject to refinement. We are in the process of reviewing third party valuations of certain assets.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Estimated Fair Value
Cash	$98
Accounts receivable	1,517
Inventories	2,500
Other current assets	27
Property and equipment	603
Intangible assets	8,000
Goodwill	18,334
Total assets acquired	31,079
Current liabilities	(270)
Total liabilities assumed	(270)
Total preliminary purchase price allocation	$30,809

	Useful Life (In years)	Estimated Fair Value (In thousands)
Intangible assets:
Customer relationships	10	$6,600
Trade names and trademarks	10	1,400
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
The goodwill of $18.3 million arising from the acquisition is preliminarily attributable to the benefits we expect to derive from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, opportunities within new markets, and an acquired assembled workforce. All the goodwill was assigned to the Structural Systems segment. Since the CTP acquisition, for tax purposes, was deemed an asset acquisition, the goodwill recognized is deductible for income tax purposes.
Acquisition related transaction costs are not included as components of consideration transferred but have been expensed as incurred. Total acquisition-related transaction costs incurred by us were zero and $0.6 million in the three months and nine months ended September 29, 2018, respectively, and charged to selling, general and administrative expenses.
CTP’s results of operations have been included in our condensed consolidated statements of income since the date of acquisition as part of the Structural Systems segment. Pro forma results of operations of the CTP acquisition during the three and nine months ended September 29, 2018 have not been presented as the effect of the CTP acquisition was not material to our financial results.
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

Note 4. Restructuring Activities
Summary of 2017 Restructuring Plan
In November 2017, management approved and commenced a restructuring plan that was intended to increase operating efficiencies. We currently estimate this initiative will result in $21.0 million to $23.0 million in total pre-tax restructuring charges through 2018, with $8.8 million recorded during 2017. We recorded an additional $11.0 million during the nine months ended September 29, 2018, with $0.2 million recorded to cost of sales, and cumulative expenses of $19.8 million. We have finalized our decisions and are executing to the restructuring plan. This will result in additional restructuring charges during the remainder of 2018. We anticipate the additional charges for the other remaining actions will include cash payments for employee separation and non-cash charges for asset impairments.
In the Electronic Systems segment, we recorded $0.7 million during the three months ended September 29, 2018 and cumulative expenses of $2.9 million for severance and benefits which was classified as restructuring charges. We recorded $0.4 million during the three months ended September 29, 2018 for professional service fees which were classified as restructuring charges. We also recorded non-cash expenses of $0.1 million for property and equipment impairment during the three months ended September 29, 2018 which were classified as restructuring charges. Further, we have recorded cumulative non-cash expenses of $0.2 million for inventory write off which was classified as cost of sales.
In the Structural Systems segment, we recorded $0.3 million during the three months ended September 29, 2018 and cumulative expenses of $2.8 million, for severance and benefits which were classified as restructuring charges. We also recorded non-cash expenses of $1.3 million during the three months ended September 29, 2018 and cumulative expenses of $9.2 million for property and equipment impairment which were classified as restructuring charges. Further, we recorded cumulative non-cash expenses of $0.5 million for inventory write down which was classified as cost of sales.
In Corporate, we recorded $0.3 million during the three months ended September 29, 2018 and cumulative expenses of $1.4 million for severance and benefits and cumulative non-cash expenses of $1.5 million for stock-based compensation awards which were modified, all of which were classified as restructuring charges. We also recorded $0.3 million during the three months ended September 29, 2018 and cumulative expenses of $0.7 million for professional service fees which were classified as restructuring charges.
As of September 29, 2018, we have accrued $1.5 million, $0.5 million, and $0.3 million for severance and benefits and professional service fees in the Electronic Systems segment, Structural Systems segment, and Corporate, respectively.
Our restructuring activities in the nine months ended September 29, 2018 were as follows (in thousands):

	December 31, 2017	Nine Months Ended September 29, 2018				September 29, 2018
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$2,659	$3,849	$(3,994)	$—	$(539)	$1,975
Modification of stock-based compensation awards	—	105	—	(105)	—	—
Lease termination	66	3	(69)	—	—	—
Property and equipment impairment due to restructuring	—	5,784	—	(5,784)	—	—
Professional service fees	—	1,043	(908)	—	—	135
Total charged to restructuring charges	2,725	10,784	(4,971)	(5,889)	(539)	2,110
Inventory reserve	—	168	—	—	—	168
Total charged to cost of sales	—	168	—	—	—	168
Ending balance	$2,725	$10,952	$(4,971)	$(5,889)	$(539)	$2,278

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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended September 29, 2018.

Note 6. Inventories
Inventories consisted of the following:

	(In thousands)
	September 29, 2018	December 31, 2017
Raw materials and supplies	$88,882	$65,221
Work in process	10,883	62,584
Finished goods	1,987	10,665
	101,752	138,470
Less progress payments	—	16,309
Total	$101,752	$122,161
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
The increase in goodwill in Structural Systems was due to the acquisition of CTP on April 23, 2018. See Note 3.
The carrying amounts of our goodwill were as follows:

	(In thousands)
	Structural Systems	Electronic Systems	Consolidated Ducommun
Gross goodwill	$—	$199,157	$199,157
Accumulated goodwill impairment	—	(81,722)	(81,722)
Balance at December 31, 2017	—	117,435	117,435
Goodwill from acquisition during the period	18,334	—	18,334
Balance at September 29, 2018	$18,334	$117,435	$135,769

Note 8. Accrued Liabilities
The components of accrued liabilities were as follows:

	(In thousands)
	September 29, 2018	December 31, 2017
Accrued compensation	$25,530	$18,925
Accrued income tax and sales tax	33	71
Customer deposits	—	3,970
Provision for forward loss reserves	—	1,226
Other	6,366	4,137
Total	$31,929	$28,329
The December 31, 2017 balances of customer deposits and provision for forward losses were prior to the adoption of ASC 606 and as such, classified as accrued liabilities rather than contract liabilities on the condensed consolidated balance sheets. See Note 2.

Note 9. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	September 29, 2018	December 31, 2017
Term loan	$160,000	$160,000
Revolving credit facility	70,700	58,100
Total debt	230,700	218,100
Less current portion	—	—
Total long-term debt	230,700	218,100
Less debt issuance costs	1,298	2,045
Total long-term debt, net of debt issuance costs	$229,402	$216,055
Weighted-average interest rate	4.50%	3.73%

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
Further, we are required to make mandatory prepayments of amounts outstanding under the Term Loan. The mandatory prepayments will be made quarterly, equal to 5.0% per year of the original aggregate principal amount during the first two years and increase to 7.5% per year during the third year, and increase to 10.0% per year during the fourth year and fifth years, with the remaining balance payable on June 26, 2020. The loans under the Revolving Credit Facility are due on June 26, 2020. As of September 29, 2018, we were in compliance with all covenants required under the Credit Facilities.
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

We have made all mandatory prepayments under the Term Loan and thus, no mandatory payments are due until the Term Loan matures in June 2020. We did not make any voluntary principal prepayments under the Term Loan during the three and nine months ended September 29, 2018.
On April 23, 2018, we acquired CTP for a purchase price of $30.7 million, net of cash acquired, all payable in cash. We paid an aggregate of $30.8 million in cash related to this transaction by drawing down on the Revolving Credit Facility. See Note 3.
In September 2017, we acquired LDS for a purchase price of $60.0 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid $61.4 million in cash by drawing down on the Revolving Credit Facility. The remaining $0.6 million was paid in October 2017 in cash, also by drawing down on the Revolving Credit Facility. See Note 3.
As of September 29, 2018, we had $129.0 million of unused borrowing capacity under the Revolving Credit Facility, after deducting $70.7 million for draw down on the Revolving Credit Facility and $0.3 million for standby letters of credit.
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

Note 10. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service cost	$150	$133	$450	$398
Interest cost	317	332	951	997
Expected return on plan assets	(446)	(382)	(1,338)	(1,147)
Amortization of actuarial losses	185	202	557	607
Net periodic pension cost	$206	$285	$620	$855
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three and nine months ended September 29, 2018 were as follows:

	(In thousands)
	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
Amortization of actuarial losses - total before tax (1)	$185	$557
Tax benefit	(45)	(134)
Net of tax	$140	$423

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

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
SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), allows us to record provisional amounts for the tax effects of the 2017 Tax Act when we do not have necessary information available, prepared, or analyzed in reasonable detail to finalize its accounting for the changes in the tax law during a measurement period not to extend beyond one year of the enactment date. During the nine months ended September 29, 2018, we did not recognize any changes to the provisional amounts recorded in our 2017 Annual Report on Form 10-K in connection with the 2017 Tax Act. We expect to finalize our analysis within the measurement period in accordance with SAB 118 after completing our reviews of additional guidance issued by the Internal Revenue Service (“IRS”) and available tax methods and elections related to 2017 tax return positions.
We recorded income tax expense of $0.1 million for the three months ended September 29, 2018 compared to $0.9 million for the three months ended September 30, 2017. The decrease in income tax expense for the third quarter of 2018 compared to the third quarter of 2017 was primarily due to the reduction in the U.S. corporate tax rate from 35.0% to 21.0% and lower pre-tax income in the third quarter of 2018 compared to the third quarter of 2017. The decrease was partially offset by the repeal of the U.S. Domestic Production Activities Deduction in 2018.
We recorded income tax expense of $0.1 million for the nine months ended September 29, 2018 compared to $2.1 million for the nine months ended September 30, 2017. The decrease in income tax expense for the first nine months of 2018 compared to the first nine months of 2017 was primarily due to the reduction in the U.S. corporate tax rate from 35.0% to 21.0% and lower pre-tax income in the first nine months of 2018 compared to the first nine months of 2017. The decrease was partially offset by the repeal of the U.S. Domestic Production Activities Deduction in 2018 and a reduction in tax benefits from deductions of share-based compensation expense in excess of the compensation expense recorded for financial reporting purposes.
Our total amount of unrecognized tax benefits was $5.2 million and $5.3 million as of September 29, 2018 and December 31, 2017, respectively. If recognized, $3.4 million would affect the effective tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.

Note 13. Contingencies
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both September 29, 2018 and December 31, 2017, which is reflected in other long-term liabilities on its condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. Ducommun has established an accrual for its estimated liability, in connection with the West Covina landfill of $0.4 million at September 29, 2018, which is reflected in other long-term liabilities on its condensed consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Note 14. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, Electronic Systems and Structural Systems, each of which is a reportable operating segment.

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net Revenues
Electronic Systems	$85,696	$79,005	$252,606	$239,553
Structural Systems	74,146	59,685	212,518	176,372
Total Net Revenues	$159,842	$138,690	$465,124	$415,925
Segment Operating Income
Electronic Systems	$9,050	$8,308	$23,463	$24,380
Structural Systems	3,963	3,544	13,380	8,382
	13,013	11,852	36,843	32,762
Corporate General and Administrative Expenses (1)	(6,226)	(4,505)	(19,204)	(14,539)
Operating Income	$6,787	$7,347	$17,639	$18,223
Depreciation and Amortization Expenses
Electronic Systems	$3,707	$3,345	$11,022	$10,207
Structural Systems	2,576	2,220	7,510	6,879
Corporate Administration	37	54	103	63
Total Depreciation and Amortization Expenses	$6,320	$5,619	$18,635	$17,149
Capital Expenditures
Electronic Systems	$879	$1,793	$5,091	$4,256
Structural Systems	3,935	4,449	6,565	17,217
Corporate Administration	185	127	375	775
Total Capital Expenditures	$4,999	$6,369	$12,031	$22,248

(1)	Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(In thousands)
	September 29, 2018	December 31, 2017
Total Assets
Electronic Systems	$408,626	$362,831
Structural Systems	220,887	193,600
Corporate Administration (1)	13,052	10,322
Total Assets	$642,565	$566,753
Goodwill and Intangibles
Electronic Systems	$222,228	$229,292
Structural Systems	28,287	2,836
Total Goodwill and Intangibles	$250,515	$232,128

(1)	Includes assets not specifically identified to or allocated to either the Electronic Systems or Structural Systems operating segments, including cash and cash equivalents.

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
We adopted ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), as of January 1, 2018, using the modified retrospective method of adoption. As such, our results for the three and nine months ended September 29, 2018 are reported under ASC 606 while our results for the three and nine months ended September 30, 2017 are reported under the prior revenue recognition accounting standard, ASC 605, “Revenue Recognition” (“ASC 605”). However, our discussions are primarily based on a comparison of our results in the three and nine months ended September 29, 2018 under ASC 605 compared to the three and nine months ended September 30, 2017 also under ASC 605. See Note 1 and Note 2 to condensed consolidated financial statements included in Part I, Item I of this Form 10-Q.
Third quarter 2018 highlights:

•	Revenues of $159.8 million

•	Net income of $4.2 million, or $0.36 per diluted share

•	Adjusted EBITDA of $18.1 million

•	Backlog of $780.1 million
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, and inventory purchase accounting adjustments (“Adjusted EBITDA”) was $18.1 million and $14.6 million for the three months ended September 29, 2018 and September 30, 2017, respectively.
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

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Stock-based compensation may be useful to our investors for determining current cash flow;

•	Restructuring charges may be useful to our investors in evaluating our core operating performance;

•	Purchase accounting inventory step-ups may be useful to our investors as they do not necessarily reflect the current or on-going cash charges related to our core operating performance.

Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$4,171	$4,655	$8,362	$10,593
Interest expense	2,524	2,240	9,186	6,045
Income tax expense	119	940	118	2,073
Depreciation	3,276	3,243	10,058	9,910
Amortization	3,044	2,376	8,577	7,239
Stock-based compensation expense	1,299	1,100	3,414	4,264
Restructuring charges	3,373	64	10,952	64
Inventory purchase accounting adjustments	293	—	622	—
Adjusted EBITDA	$18,099	$14,618	$51,289	$40,188
% of net revenues	11.3%	10.5%	11.0%	9.7%

Results of Operations
Third Quarter of 2018 Compared to Third Quarter of 2017
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Three Months Ended				(in thousands, except per share data) Nine Months Ended
	September 29, 2018	% of Net Revenues	September 30, 2017	% of Net Revenues	September 29, 2018	% of Net Revenues	September 30, 2017	% of Net Revenues
Net Revenues	$159,842	100.0%	$138,690	100.0%	$465,124	100.0%	$415,925	100.0%
Cost of Sales	128,726	80.5%	112,603	81.2%	375,225	80.7%	338,563	81.4%
Gross Profit	31,116	19.5%	26,087	18.8%	89,899	19.3%	77,362	18.6%
Selling, General and Administrative Expenses	20,956	13.1%	18,676	13.5%	61,476	13.2%	59,075	14.2%
Restructuring Charges	3,373	2.1%	64	—%	10,784	2.3%	64	—%
Operating Income	6,787	4.3%	7,347	5.3%	17,639	3.8%	18,223	4.4%
Interest Expense	(2,524)	(1.6)%	(2,240)	(1.6)%	(9,186)	(2.0)%	(6,045)	(1.5)%
Other Income	27	—%	488	0.4%	27	—%	488	0.1%
Income Before Taxes	4,290	2.7%	5,595	4.1%	8,480	1.8%	12,666	3.0%
Income Tax Expense	119	nm	940	nm	118	nm	2,073	nm
Net Income	$4,171	2.6%	$4,655	3.4%	$8,362	1.8%	$10,593	2.5%

Effective Tax Rate	2.8%	nm	16.8%	nm	1.4%	nm	16.4%	nm
Diluted Earnings Per Share	$0.36	nm	$0.41	nm	$0.72	nm	$0.92	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the first fiscal three and nine months of 2018 and 2017, respectively, were as follows:

	Three Months Ended					Nine Months Ended
		(In thousands)		% of Net Revenues			(In thousands)		% of Net Revenues
	Change	September 29 2018	September 30, 2017	September 29 2018	September 30, 2017	Change	September 29 2018	September 30, 2017	September 29 2018	September 30, 2017
Consolidated Ducommun
Military and space	$6,821	$71,459	$64,638	44.7%	46.6%	$5,218	$208,140	$202,922	44.7%	48.8%
Commercial aerospace	16,333	76,343	60,010	47.8%	43.3%	45,921	219,019	173,098	47.1%	41.6%
Industrial	(2,002)	12,040	14,042	7.5%	10.1%	(1,940)	37,965	39,905	8.2%	9.6%
Total	$21,152	$159,842	$138,690	100.0%	100.0%	$49,199	$465,124	$415,925	100.0%	100.0%

Electronic Systems
Military and space (defense electronics)	$1,970	$54,068	$52,098	63.1%	65.9%	$369	$160,969	$160,600	63.7%	67.0%
Commercial aerospace	6,723	19,588	12,865	22.9%	16.3%	14,624	53,672	39,048	21.3%	16.3%
Industrial	(2,002)	12,040	14,042	14.0%	17.8%	(1,940)	37,965	39,905	15.0%	16.7%
Total	$6,691	$85,696	$79,005	100.0%	100.0%	$13,053	$252,606	$239,553	100.0%	100.0%

Structural Systems
Military and space (defense structures)	$4,851	$17,391	$12,540	23.5%	21.0%	$4,849	$47,171	$42,322	22.2%	24.0%
Commercial aerospace	9,610	56,755	47,145	76.5%	79.0%	31,297	165,347	134,050	77.8%	76.0%
Total	$14,461	$74,146	$59,685	100.0%	100.0%	$36,146	$212,518	$176,372	100.0%	100.0%
Net revenues for the three months ended September 29, 2018 were $159.8 million, compared to $138.7 million for the three months ended September 30, 2017. The year-over-year increase was due to the following:

•	$16.3 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms; and

•	$6.8 million higher revenues in our military and space end-use markets due to increased shipments on military fixed-wing aircraft platforms; partially offset by

•	$2.0 million lower revenues in our industrial end-use markets.
Net revenues for the nine months ended September 29, 2018 were $465.1 million, compared to $415.9 million for the nine months ended September 30, 2017. The year-over-year increase was due to the following:

•	$45.9 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms; and

•	$5.2 million higher revenues in our military and space end-use markets due to increased shipments on military fixed-wing aircraft platforms; partially offset by

•	$1.9 million lower revenues in our industrial end-use markets.

Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Boeing Company	17.0%	17.1%	17.1%	16.5%
Lockheed Martin Corporation	4.0%	5.7%	4.5%	5.7%
Raytheon Company	11.5%	14.5%	11.8%	14.1%
Spirit Aerosystems Holdings, Inc.	10.2%	8.0%	9.3%	7.6%
United Technologies Corporation	3.9%	4.5%	4.8%	5.0%
Total top ten customers (1)	62.0%	64.5%	62.9%	62.7%

(1)
Includes the Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed Martin”), Raytheon Company (“Raytheon”), Spirit Aerosystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”).

Boeing, Lockheed Martin, Raytheon, Spirit, and United Technologies represented the following percentages of total accounts receivable:

	September 29, 2018	December 31, 2017
Boeing	8.3%	7.8%
Lockheed Martin	1.9%	5.9%
Raytheon	2.8%	1.4%
Spirit	2.1%	13.5%
United Technologies	3.0%	2.3%
The net revenues and accounts receivable from Boeing, Lockheed Martin, Raytheon, Spirit, and United Technologies are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin as a percentage of net revenues increased year-over-year in the three months ended September 29, 2018 to 19.5%, compared to the three months ended September 30, 2017 of 18.8% due to favorable product mix and favorable manufacturing volume, partially offset by higher compensation and benefits costs and higher other manufacturing costs.
Gross profit margin as a percentage of net revenues increased year-over-year in the nine months ended September 29, 2018 to 19.3%, compared to the nine months ended September 30, 2017 of 18.6% due to favorable product mix and favorable manufacturing volume, partially offset by higher compensation and benefit costs, higher other manufacturing costs, and lack of forward loss reserve release in the current year.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $2.3 million year-over-year in the three months ended September 29, 2018 compared to the three months ended September 30, 2017 due to higher compensation and benefit costs of $1.2 million and higher professional services fees of $0.6 million.
SG&A expenses increased $2.4 million year-over-year in the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017 due to higher professional services fees of $2.3 million, which includes acquisition related costs of $0.6 million, and amortization of intangibles of $1.2 million, partially offset by lower compensation and benefit costs of $1.1 million.
Restructuring Charges
Restructuring charges increased $3.3 million and $10.7 million year-over-year in the three and nine months ended September 29, 2018 compared to the three and nine months ended September 30, 2017, respectively, due to the restructuring plan implemented in November 2017 that is expected to increase operating efficiencies. See Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Interest Expense
Interest expense increased year-over-year in the three months ended September 29, 2018 compared to the three months ended September 30, 2017 due to a higher outstanding balance on the Revolving Credit Facility, reflecting the acquisitions of Certified Thermoplastics Co., LLC (“CTP”) in April 2018 and Lightning Diversion Systems, LLC (“LDS”) during September 2017, and higher interest rates.
Interest expense increased year-over-year in the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017 due to a higher outstanding balance on the Revolving Credit Facility, reflecting the acquisitions of CTP and LDS, and higher interest rates.
Income Tax Expense
We recorded income tax expense of $0.1 million for the three months ended September 29, 2018 compared to $0.9 million for the three months ended September 30, 2017. The decrease in income tax expense for the third quarter of 2018 compared to the third quarter of 2017 was primarily due to the reduction in the U.S. corporate tax rate from 35.0% to 21.0% and lower pre-tax income in the third quarter of 2018 compared to the third quarter of 2017. The decrease was partially offset by the repeal of the U.S. Domestic Production Activities Deduction in 2018.
We recorded income tax expense of $0.1 million for the nine months ended September 29, 2018 compared to $2.1 million for the nine months ended September 30, 2017. The decrease in income tax expense for the first nine months of 2018 compared to the first nine months of 2017 was primarily due to the reduction in the U.S. corporate tax rate from 35.0% to 21.0% and lower pre-tax income in the first nine months of 2018 compared to the first nine months of 2017. The decrease was partially offset by the repeal of the U.S. Domestic Production Activities Deduction in 2018 and a reduction in tax benefits from deductions of share-based compensation expense in excess of the compensation expense recorded for financial reporting purposes.
Our total amount of unrecognized tax benefits was $5.2 million and $5.3 million as of September 29, 2018 and December 31, 2017, respectively. If recognized, $3.4 million would affect the effective tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
Net Income and Earnings per Share
Net income and earnings per share for the three months ended September 29, 2018 were $4.2 million, or $0.36 per diluted share, compared to $4.7 million, or $0.41 per diluted share, for the three months ended September 30, 2017. The decrease in net income for the three months ended September 29, 2018 compared to the three months ended September 30, 2017 was due to $3.4 million of restructuring charges. The $5.0 million increase in gross profit was due to higher revenues and improved operating performance that was partially offset by $2.3 million of higher selling, general and administrative expenses and $0.3 million of higher interest expense.
Net income and earnings per share for the nine months ended September 29, 2018 were $8.4 million, or $0.72 per diluted share, compared to $10.6 million, or $0.92 per diluted share, for the nine months ended September 30, 2017. The decrease in net income for the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017 was due to $11.0 million of restructuring charges, $0.2 million of which was included in cost of sales. The $12.5 million increase in gross profit was due to higher revenues and improved operating performance that was partially offset by $3.1 million of higher interest expense and $2.4 million of higher selling, general and administrative expenses.
Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended					Nine Months Ended
	%	(In thousands)		% of Net Revenues		%	(In thousands)		% of Net Revenues
	Change	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	Change	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net Revenues
Electronic Systems	8.5%	$85,696	$79,005	53.6%	57.0%	5.4%	$252,606	$239,553	54.3%	57.6%
Structural Systems	24.2%	74,146	59,685	46.4%	43.0%	20.5%	212,518	176,372	45.7%	42.4%
Total Net Revenues	15.3%	$159,842	$138,690	100.0%	100.0%	11.8%	$465,124	$415,925	100.0%	100.0%
Segment Operating Income
Electronic Systems		$9,050	$8,308	10.6%	10.5%		$23,463	$24,380	9.3%	10.2%
Structural Systems		3,963	3,544	5.3%	5.9%		13,380	8,382	6.3%	4.8%
		13,013	11,852				36,843	32,762
Corporate General and Administrative Expenses (1)		(6,226)	(4,505)	(3.9)%	(3.2)%		(19,204)	(14,539)	(4.1)%	(3.5)%
Total Operating Income		$6,787	$7,347	4.3%	5.3%		$17,639	$18,223	3.8%	4.4%
Adjusted EBITDA
Electronic Systems
Operating Income		$9,050	$8,308				$23,463	$24,380
Other Income		27	288				27	288
Depreciation and Amortization		3,707	3,345				11,022	10,207
Restructuring Charges		1,150	—				2,406	—
		13,934	11,941	16.3%	15.1%		36,918	34,875	14.6%	14.6%
Structural Systems
Operating Income		3,963	3,544				13,380	8,382
Other Income		—	200				—	200
Depreciation and Amortization		2,576	2,220				7,510	6,879
Restructuring Charges		1,612	64				6,748	64
Inventory Purchase Accounting Adjustments		293	—				622	—
		8,444	6,028	11.4%	10.1%		28,260	15,525	13.3%	8.8%
Corporate General and Administrative Expenses (1)
Operating Loss		(6,226)	(4,505)				(19,204)	(14,539)
Depreciation and Amortization		37	54				103	63
Stock-Based Compensation Expense		1,299	1,100				3,414	4,264
Restructuring Charges		611	—				1,798	—
		(4,279)	(3,351)				(13,889)	(10,212)
Adjusted EBITDA		$18,099	$14,618	11.3%	10.5%		$51,289	$40,188	11.0%	9.7%
Capital Expenditures
Electronic Systems		$879	$1,793				$5,091	$4,256
Structural Systems		3,935	4,449				6,565	17,217
Corporate Administration		185	127				375	775
Total Capital Expenditures		$4,999	$6,369				$12,031	$22,248

(1)	Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Electronic Systems
Electronic Systems’ net revenues in the three months ended September 29, 2018 compared to the three months ended September 30, 2017 increased $6.7 million due to the following:

•	$6.7 million higher revenues in our commercial aerospace end-use markets due to increased build rates on large aircraft platforms; and

•	$2.0 million higher revenues in our military and space end-use markets due to increased shipments on military fixed-wing platforms; partially offset by

•	$2.0 million lower revenues in our industrial end-use markets.
Electronic Systems’ net revenues in the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017 increased $13.1 million due to the following:

•	$14.6 million higher revenues in our commercial aerospace end-use markets due to increased build rates on large aircraft platforms; and

•	$0.4 million higher revenues in our military and space end-use markets; partially offset by

•	$1.9 million lower revenues in our industrial end-use markets.
Electronic Systems’ segment operating income in the three months ended September 29, 2018 compared to the three months ended September 30, 2017 increased $0.7 million due to favorable manufacturing volume, partially offset by unfavorable product mix and restructuring charges.
Electronic Systems’ segment operating income in the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017 decreased $0.9 million due to unfavorable product mix, restructuring charges, and higher compensation and benefits costs, partially offset by favorable manufacturing volume.
Structural Systems
Structural Systems’ net revenues in the three months ended September 29, 2018 compared to the three months ended September 30, 2017 increased $14.5 million due to the following:

•	$9.6 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms; and

•	$4.9 million higher revenues in our military and space end-use markets due to increased shipments on rotary-wing aircraft platforms.
Structural Systems’ net revenues in the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017 increased $36.1 million due to the following:

•	$31.3 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms; and

•	$4.8 million higher revenues in our military and space end-use markets due to increased shipments on military rotary-wing aircraft platforms.
The Structural Systems segment operating income in the three and nine months ended September 29, 2018 compared to the three and nine months ended September 30, 2017 increased $0.4 million and $5.0 million, respectively due to favorable product mix, favorable manufacturing volume, improved operating performance, partially offset by higher restructuring charges, higher compensation and benefits costs, and lack of forward loss reserve release in the current year.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased $1.7 million in the three months ended September 29, 2018 compared to the three months ended September 30, 2017 due to higher compensation and benefit costs of $0.8 million, restructuring charges of $0.6 million, and higher professional services fees of $0.6 million.
CG&A expenses increased $4.7 million in the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017 due to higher professional services fees of $2.0 million, which includes acquisition related costs of $0.6 million, restructuring charges of $1.8 million, and higher compensation and benefit costs of $0.8 million.
Backlog
We define backlog as potential revenue that is based on customer placed purchase orders (“POs”) and long-term agreements (“LTAs”) with firm fixed price and firm delivery dates of 24 months or less. The majority of the LTAs do not meet the definition of a contract under ASC 606 and thus, the backlog amount disclosed below is greater than the backlog amount disclosed in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in industrial markets tends to be of a shorter duration and is generally fulfilled within a three month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues.
The increase in backlog was primarily in the commercial aerospace end-use markets and defense technologies end-use markets. $552.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of September 29, 2018 and December 31, 2017:

	(In thousands)
	Change	September 29, 2018	December 31, 2017
Consolidated Ducommun
Military and space	$23,004	$298,663	$275,659
Commercial aerospace	23,822	441,895	418,073
Industrial	6,769	39,515	32,746
Total	$53,595	$780,073	$726,478
Electronic Systems
Military and space	$(3,994)	$210,581	$214,575
Commercial aerospace	(81)	56,569	56,650
Industrial	6,769	39,515	32,746
Total	$2,694	$306,665	$303,971
Structural Systems
Military and space	$26,998	$88,082	$61,084
Commercial aerospace	23,903	385,326	361,423
Total	$50,901	$473,408	$422,507

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions)
	September 29,	December 31,
	2018	2017
Total debt, including long-term portion	$230.7	$218.1
Weighted-average interest rate on debt	4.50%	3.73%
Term Loan interest rate	4.58%	3.74%
Cash and cash equivalents	$3.6	$2.2
Unused Revolving Credit Facility	$129.0	$141.6
Our credit facility consists of a $275.0 million senior secured term loan, which matures on June 26, 2020 (“Term Loan”), and a $200.0 million senior secured revolving credit facility (“Revolving Credit Facility”), which matures on June 26, 2020 (collectively, the “Credit Facilities”). We are required to make mandatory prepayments of amounts outstanding under the Term Loan. As of September 29, 2018, we were in compliance with all covenants required under the Credit Facilities. See Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information. In July 2017, we entered into a technical amendment to the Credit Facilities (“First Amendment”) which provides more flexibility to close certain qualified acquisitions permitted under the Credit Facilities. We have made all mandatory prepayments under the Term Loan and thus, no mandatory payments are due until the Term Loan matures in June 2020.
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges.

On April 23, 2018, we acquired Certified Thermoplastics Co., LLC (“CTP”) for a purchase price of $30.7 million, net of cash acquired, all payable in cash. We paid an aggregate of $30.8 million in cash by drawing down on the Revolving Credit Facility. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
In November 2017, management approved and commenced a restructuring plan that was intended to increase operating efficiencies. We have finalized our decisions and are executing to the restructuring plan. This will result in additional restructuring charges during the remainder of 2018. On an annualized basis, beginning in 2019, we anticipate these restructuring actions will result in estimated total savings of $14.0 million.

Cash Flow Summary
Net cash provided by operating activities for the nine months ended September 29, 2018 increased to $33.4 million, compared to $27.4 million for the nine months ended September 30, 2017. The higher net cash generated during the first nine months of 2018 was due to improved working capital management, partially offset by lower net income.
Net cash used in investing activities was $43.4 million for the nine months ended September 29, 2018 compared to $83.5 million in the nine months ended September 30, 2017. The lower net cash used in the first nine months of 2018 compared to the prior year period was due to lower payments for business combination and lower purchases of property and equipment.
Net cash provided by financing activities for the nine months ended September 29, 2018 of $11.4 million was lower than the prior year period due to lower net borrowings on the Revolving Credit Facility.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating leases and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Annual Report on Form 10-K. As a result of adopting ASC 606 as of January 1, 2018, there have been material changes in our critical accounting policies during the nine months ended September 29, 2018, and are described in Note 1 and Note 2 to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At September 29, 2018, we had total borrowings of $230.7 million under our Credit Facilities which bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three-, or six-month interest period chosen by us, plus an applicable margin percentage. This LIBOR rate has a margin ranging from 1.50% to 2.75%. A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our risk factors. There have been no material changes in the nine months ended September 29, 2018 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Subsequent to our quarter ended September 29, 2018, on October 18, 2018, we appointed Shirley G. Drazba as a Class III Director, effectively immediately, to serve for a term expiring at the annual meeting of stockholders in 2021 and until her successor is elected and qualified.

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

*10.17
Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Richard A. Baldridge	March 19, 2013
Gregory S. Churchill	March 19, 2013
Shirley G. Drazba	October 18, 2018
Robert C. Ducommun	December 31, 1985
Dean M. Flatt	November 5, 2009
Douglas L. Groves	February 12, 2013
Jay L. Haberland	February 2, 2009
Stephen G. Oswald	January 23, 2017
Robert D. Paulson	March 25, 2003
Jerry L. Redondo	October 1, 2015
Rosalie F. Rogers	July 24, 2008
Christopher D. Wampler	January 1, 2016
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

Date: November 5, 2018	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2018	By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 5, 2018	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)