Form 10-K
period 2018-12-31
DUCOMMUN INC /DE/
filed 2019-02-28
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2018 was $377 million.
The number of shares of common stock outstanding on February 14, 2019 was 11,425,954.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference:
(a) Proxy Statement for the 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”), incorporated partially in Part III hereof.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include the words “could,” “may,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “expect,” or similar expressions. These statements are based on the beliefs and assumptions of our management. Generally, forward-looking statements include information concerning our possible or assumed future actions, events or results of operations. Forward-looking statements specifically include, without limitation, the information in this Form 10-K regarding: future sales, earnings, cash flow, uses of cash and other measures of financial performance, projections or expectations for future operations, our plans with respect to restructuring activities, completed acquisitions, future acquisitions and dispositions and expected business opportunities that may be available to us.
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
The information in this Form 10-K is not a complete description of our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, some factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Risk Factors contained within Part I, Item 1A of this Form 10-K and the following:

•	our ability to manage and otherwise comply with our covenants with respect to our outstanding indebtedness;

•	our ability to service our indebtedness;

•	our acquisitions, business combinations, joint ventures, divestitures, or restructuring activities may entail certain operational and financial risks;

•	the cyclicality of our end-use markets and the level of new commercial and military aircraft orders;

•	industry and customer concentration;

•	production rates for various commercial and military aircraft programs;

•	the level of U.S. Government defense spending;

•	compliance with applicable regulatory requirements and changes in regulatory requirements, including regulatory requirements applicable to government contracts and sub-contracts;

•	further consolidation of customers and suppliers in our markets;

•	product performance and delivery;

•	start-up costs, manufacturing inefficiencies and possible overruns on contracts;

•	increased design, product development, manufacturing, supply chain and other risks and uncertainties associated with our growth strategy to become a supplier of higher-level assemblies;

•	our ability to manage the risks associated with international operations and sales;

•	possible goodwill and other asset impairments;

•	economic and geopolitical developments and conditions;

•	unfavorable developments in the global credit markets;

•	our ability to operate within highly competitive markets;

•	technology changes and evolving industry and regulatory standards;

•	the risk of environmental liabilities;

•	the risk of cyber security attacks; and

•	litigation with respect to us.
We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this Form 10-K. We do not undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes.

PART I
ITEM 1. BUSINESS
GENERAL
Ducommun Incorporated (“Ducommun,” “the Company,” “we,” “us” or “our”) is a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace and defense (“A&D”), industrial, medical and other industries (collectively, “Industrial”). Ducommun differentiates itself as a full-service solution-based provider, offering a wide range of value-added advanced products and services in our primary businesses of electronics, structures, and integrated solutions. We operate through two primary business segments: Electronic Systems and Structural Systems. We are the successor to a business that was founded in California in 1849 and reincorporated in Delaware in 1970.
ACQUISITIONS
Acquisitions have been an important element of our growth strategy. We have supplemented our organic growth by identifying, acquiring and integrating acquisition opportunities that result in broader, more sophisticated product and service offerings while diversifying and expanding our customer base and markets.
For example, on April 23, 2018, we acquired all the outstanding equity interests of Certified Thermoplastics Co., LLC (the “CTP Acquisition”), a privately-held leader in precision profile extrusions and extruded assemblies of engineered thermoplastic resins, compounds, and alloys for a wide range of commercial aerospace, defense, medical, and industrial applications for $30.7 million (net of cash acquired), funded by drawing down on our revolving credit facility. The CTP Acquisition is part of our strategy to diversify towards more customized, higher value, engineered products with greater aftermarket potential.
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
Electronic Systems
Electronic Systems has multiple major product offerings in electronics manufacturing for diverse, high-reliability applications: complex cable assemblies and interconnect systems, printed circuit board assemblies, higher-level electronic, electromechanical, and mechanical components and assemblies, and lightning diversion systems. Components, assemblies, and lightning diversion products are provided principally for domestic and foreign commercial and military fixed-wing aircraft, military and commercial rotary-wing aircraft and space programs. Further, we provide select industrial high-reliability applications for the industrial, medical, and other end-use markets. We build custom, high-performance electronics and electromechanical systems. Our products include sophisticated radar enclosures, aircraft avionics racks and shipboard communications and control enclosures, printed circuit board assemblies, cable assemblies, wire harnesses, and interconnect systems, lightning diversion strips, surge suppressors, conformal shields and other high-level complex assemblies. Electronic Systems utilizes a highly-integrated production process, including manufacturing, engineering, fabrication, machining, assembly, electronic integration, and related processes. Engineering, technical and program management services are provided to a wide range of customers.
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
Structural Systems
Structural Systems has three major product offerings to support a global customer base: commercial aircraft, military fixed-wing aircraft, and military and commercial rotary-wing aircraft. Our applications include structural components, structural assemblies, bonded (metal and composite) components, and precision profile extrusions and extruded assemblies. In the structural components products, Structural Systems provides design services, engineers, and manufacturing of large complex contoured aluminum, titanium and Inconel aerostructure components for the aerospace industry. Structural assembly products include winglets, engine components, and fuselage structural panels for aircraft. Metal and composite bonded structures and assemblies products include aircraft wing spoilers, large fuselage skins, rotor blades on rotary-wing aircraft and components, flight control surfaces and engine components. To support these products, Structural Systems maintains advanced machine milling, stretch-forming, hot-forming, metal bonding, composite layup, and chemical milling capabilities and has an extensive engineering capability to support both design services and manufacturing.
AEROSPACE AND DEFENSE END-USE MARKETS OVERVIEW
Our largest end-use markets are the aerospace and defense markets and our revenues from these markets represented 92% of our total net revenues in 2018. These markets are serviced by suppliers which are stratified, from the lowest value provided to the highest, into four tiers: Tier Three, Tier Two, Tier One and original equipment manufacturers (“OEMs”). The OEMs provide the highest value and are also known as prime contractors (“Primes”). We derive a significant portion of our revenues from subcontracts with OEMs. As the prime contractor for various programs and platforms, the OEMs sell to their customers, who may include, depending upon the application, the U.S. Federal Government, foreign, state and local governments, global commercial airline carriers, regional jet carriers and various other customers. The OEMs also sell to global leasing companies that lease commercial aircraft. A significant portion of our revenues is earned from subcontracts with the Primes. Tier Three suppliers principally provide components or detailed parts. Tier Two suppliers provide more complex, value-added parts and may also assume more design risk, manufacturing risk, supply chain risk and project management risk than Tier Three suppliers. Tier One suppliers manufacture aircraft sections and purchase assemblies. We currently compete primarily with Tier Two and Tier Three suppliers. Our business growth strategy is to differentiate ourselves from competitors by providing more complex assemblies to our customers as a higher value added supplier.
Commercial Aerospace End-Use Market
The commercial aerospace end-use market is highly cyclical and is impacted by the level of global air passenger traffic in general, which in turn is influenced by global economic conditions, fleet fuel and maintenance costs and geopolitical developments. Revenues from the commercial aerospace end-use market represented 48% of our total net revenues for 2018.
Global economic growth, a primary driver for air travel, was above the long-term average of three percent in 2018. Passenger traffic in 2018 is estimated to grow by almost seven percent, exceeding the long-term average of approximately five percent. While growth was strong across all major world regions, there continues to be variation between regions and airline business models. Airlines operating in Asia Pacific, Europe, and North America, as well as low-cost-carriers globally, are currently leading the growth in passenger traffic.
In addition, airline financial performance also plays a role in the demand for new capacity. Airlines continue to focus on increasing revenue through alliances, partnerships, new marketing initiatives, and effective leveraging of ancillary services and related revenues. Airlines are also focusing on reducing costs and renewing fleets to leverage more efficient airplanes. Net profits in 2018 are expected to approximate $32 billion.
Further, the availability of internal or external funding impacts commercial aircraft build rates. Failure of our customers to obtain financing may result in cancellation or deferral of orders.
The long-term outlook for the industry continues to remain positive due to the fundamental drivers of air travel demand: economic growth and the increasing propensity to travel due to increased trade, globalization, and improved airline services driven by liberalization of air traffic rights between countries. The Boeing Company’s (“Boeing”) 20 year forecast projections in their 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) projects a long-term average growth rate of almost five percent per year for passenger traffic and more than four percent for cargo traffic. This is based on long-term global economic growth projections of almost three percent average annual gross domestic product (“GDP”) growth, Boeing projects a $6 trillion market for more than 42,000 new airplanes over the next 20 years. We believe we are well positioned given our product capabilities to participate in the steady projected growth rate for commercial air traffic and build rates for large commercial aircraft for the airframe manufacturing industry.

Defense End-Use Market
Our defense end-use market includes products used in military and space, including technologies and structures applications. The defense end-use market is highly cyclical and is impacted by the level of government defense spending. Government defense spending is impacted by national defense policies and priorities, political climates, fiscal budgetary constraints, U.S. Federal budget deficits, projected economic growth and the level of global military or security threats, or other conflicts. Revenues from the military and space end-use market in 2018 represented 44% of our total net revenues during 2018.
The Bipartisan Budget Act of 2018, passed in February 2018, raised the 2011 Budget Control Act spending caps for fiscal years 2018 (“FY2018”), and 2019 (“FY2019”). The consolidated spending bills signed into law in September 2018 provide defense funding for FY2019, in compliance with the revised caps. These bills also provide FY2019 appropriations for most of the federal government.
In addition, there continues to be uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies, including NASA. The 2011 Budget Control Act continues to mandate limits on U.S. government discretionary spending for fiscal years 2020 (“FY2020”) and 2021 (“FY2021”). The lower budget caps will take effect again in FY2020 and FY2021 unless Congress acts to raise the spending caps or to repeal or suspend the law. As a result, continued budget uncertainty and the risk of future sequestration cuts remain. Future budget cuts or investment priority changes could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of our operations, financial position, and/or cash flows. For additional information related to our revenues from customers whose principal sales are to the U.S. Government and our direct sales to the U.S. Government, see “Risk Factors” contained within Part I, Item 1A of this Annual Report on Form 10-K (“Form 10-K”).
INDUSTRIAL END-USE MARKETS OVERVIEW
Our industrial, medical and other (collectively, “Industrial”) end-use markets are diverse and are impacted by the customers’ needs for increasing electronic content and a desire to outsource. Factors expected to impact these markets include capital and industrial goods spending and general economic conditions. Our products are used in heavy industrial manufacturing systems and certain medical applications. Revenues from the Industrial end-use markets were 8% of our total net revenues during 2018.
We believe our business in these markets is stable and we are well positioned in these markets.
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
We continue to broaden and diversify our customer base in the end-use markets we serve by providing innovative product and service solutions through drawing on our core competencies, experience and technical expertise. Net revenues related to military and space, commercial aerospace, and Industrial end-use markets in 2018 and 2017 were as follows:

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
MAJOR CUSTOMERS
We currently generate the majority of our revenues from the aerospace and defense industries. As a result, we have significant revenues from certain customers. Boeing and Raytheon Company (“Raytheon”) were each greater than 10 percent and Lockheed Martin Corporation (“Lockheed Martin”) and Spirit AeroSystems Holdings, Inc. (“Spirit”) each were five percent or greater of our 2018 or 2017 net revenues. Revenues from our top ten customers, including Boeing, Lockheed Martin, Raytheon, and Spirit were 63% of total net revenues during 2018. Net revenues by major customer for 2018 and 2017 were as follows:
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
BACKLOG AND REMAINING PERFORMANCE OBLIGATIONS
We define backlog as potential revenue that is based on customer placed purchase orders (“POs”) and long-term agreements (“LTAs”) with firm fixed price and firm delivery dates of 24 months or less. Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in Industrial markets tends to be of a shorter duration and is generally fulfilled within a three month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. Backlog was $864.4 million at December 31, 2018, compared to $726.5 million at December 31, 2017. The increase in backlog was primarily in the commercial aerospace and military and space end-use markets.
We define remaining performance obligations as customer placed POs with firm fixed price and firm delivery dates. The majority of the LTAs do not meet the definition of a contract under Accounting Standards Codification 606 (“ASC 606”) and thus, the backlog amount is greater than the remaining performance obligations amount as defined under ASC 606. Similar to backlog, revenue based on remaining performance obligations is subject to delivery delays or program cancellations, which are beyond our control. Remaining performance obligations were $722.8 million at December 31, 2018.We anticipate recognizing an estimated $505.0 million of our remaining performance obligations during 2019.
ENVIRONMENTAL MATTERS
Our business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transport and disposal of hazardous and non-hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that threaten to release or have been released to the environment, or endanger human health, and they require us to obtain and maintain licenses and permits in connection with our operations. We may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on us. We anticipate that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain our environmental compliance efforts, however, we do not expect such expenditures to be material in 2019 and the foreseeable future.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in Adelanto (a.k.a., El Mirage) and Monrovia, California. Based on currently available information, we have accrued $1.5 million at December 31, 2018 for our estimated liabilities related to these sites. For further information, see Note 16 in the accompanying notes to consolidated financial statements included in Part IV, Item

15(a) of this Form 10-K. In addition, see Risk Factors contained within Part I, Item 1A of this Form 10-K for certain risks related to environmental matters.
EMPLOYEES
As of December 31, 2018, we employed 2,600 people, of which 350 are subject to collective bargaining agreements expiring in June 2021 and April 2022. We believe our relations with our employees are good. See Risk Factors contained within Part I, Item 1A of this Form 10-K for additional information regarding certain risks related to our employees.
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
ITEM 1A. RISK FACTORS
Our business, financial condition, results of operations and cash flows may be affected by known and unknown risks, uncertainties and other factors. We have summarized below the significant, known material risks to our business. Additional risk factors not currently known to us or that we currently believe are immaterial may also impair our business, financial condition, results of operations and cash flows. Any of these risks, uncertainties and other factors could cause our future financial results to differ materially from recent financial results or from currently anticipated future financial results. The risk factors below should be considered together with the information included elsewhere in this Annual Report on Form 10-K (“Form 10-K”) as well as other required filings by us with the SEC.
RISKS RELATED TO OUR CAPITAL STRUCTURE
Our indebtedness could limit our financing options, adversely affect our financial condition, and prevent us from fulfilling our debt obligations.
On November 21, 2018, we completed the refinancing of our existing debt by entering into new credit facilities (“New Credit Facilities”) to replace the existing credit facilities (“Existing Credit Facilities”). The New Credit Facilities consist of a $240.0 million senior secured term loan, which matures on November 21, 2025 (“New Term Loan”), and a $100.0 million senior secured revolving credit facility (“New Revolving Credit Facility”), which matures on November 21, 2023 (collectively, the “New Credit Facilities”).
At December 31, 2018, we had a total of $233.0 million of outstanding long-term debt. The total long-term debt was primarily the result of our acquisitions, LaBarge, Inc. in 2011, Lightning Diversion Systems, LLC (“LDS”) in September 2017, and CTP on April 23, 2018.
Our ability to complete a reasonable debt refinancing in the future may be limited, as discussed below in this risk factor. We may have to undertake alternative financing plans, such as selling assets; reducing or delaying scheduled expansions and/or capital investments; or seeking various forms of capital. Our ability to complete reasonable alternative financing plans may be affected by circumstances and economic events outside of our control. We cannot ensure that we would be able to refinance our debt or enter into alternative financing plans in adequate amounts on commercially reasonable terms, terms acceptable to us or at all, or that such plans guarantee that we would be able to meet our debt obligations.
Our level of debt could:

•	limit our ability to obtain additional financing to fund capital expenditures, investments or acquisitions or other general corporate requirements;

•
require a portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions or other general corporate purposes;

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•	place us at a disadvantage compared to other, less leveraged competitors;

•
expose us to the risk of increased borrowing costs and higher interest rates as almost 60% of our borrowings under our New Credit Facilities bear interest at variable rates, which could further adversely impact our cash flows;

•	limit our flexibility to plan for and react to changes in our business and the industry in which we compete;

•	restrict us from making strategic acquisitions;

•	expose us to risk of unfavorable changes in the global credit markets; and

•	make it more difficult for us to satisfy our obligations with respect to the New Credit Facilities and our other debt.
The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations in respect of our outstanding debt.
We require a considerable amount of cash to run our business.
Our ability to make payments on our debt in the future and to fund planned capital expenditures and working capital needs, will depend upon our ability to generate significant cash in the future. Our ability to generate cash is subject to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.
On November 21, 2018, we completed New Credit Facilities to replace the Existing Credit Facilities. The New Credit Facilities consists of a $240.0 million senior secured term loan, which matures on November 21, 2025, and a $100.0 million senior secured revolving credit facility, which matures on November 21, 2023. We are required to make installment payments of 0.25% of the outstanding principal balance of the New Term Loan amount on a quarterly basis. In addition, if we meet the annual excess cash flow threshold, we will be required to make excess flow payments on an annual basis. Further, the undrawn portion of the commitment of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.200% to 0.300%, based upon the consolidated total net adjusted leverage ratio. In October 2015, we entered into interest rate cap hedges designated as cash flow hedges, with a portion of these interest rate cap hedges maturing on a quarterly basis, and a final quarterly maturity date of June 2020 with notional value in aggregate, totaling $135.0 million. At December 31, 2018, the outstanding balance on the New Credit Facilities was $233.0 million with an average interest rate of 4.71%. Should interest rates increase significantly, even though $102.0 million of our debt was hedged, our debt service cost will increase. Any inability to generate sufficient cash flow could have a material adverse effect on our financial condition or results of operations.
While we expect to meet all of our financial obligations, we cannot ensure that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.
We require a considerable amount of cash to fund our anticipated voluntary principal prepayments on our Credit Facilities.
Our ability to continue to reduce the debt outstanding under our New Credit Facilities through voluntary principal prepayments will be a contributing factor to our ability to keep our interest rate towards the lower end of the interest rate range as defined in the New Credit Facilities. Our ability to make such prepayments will depend upon our ability to generate significant cash in the future. We cannot ensure that our business will generate sufficient cash flow from operations to fund any such prepayments.
The covenants in the credit agreement to our Credit Facilities impose restrictions that may limit our operating and financial flexibility.
We are required to comply with a leverage covenant as defined in the revolving credit agreement to the New Credit Facilities. The leverage covenant is defined as Consolidated Funded Indebtedness less unrestricted cash and cash equivalents in excess of $5.0 million, divided by consolidated earnings before interest, taxes and depreciation and amortization (“EBITDA”).
At December 31, 2018, we were in compliance with the leverage covenant under the New Credit Facilities. However, there is no assurance that we will continue to be in compliance with the leverage covenant in future periods.
The New Credit Facilities' agreement contains a number of significant restrictions and covenants that limit our ability, among other things, to incur additional indebtedness, to create liens, to make certain payments, investments, to engage in transactions with affiliates, to sell certain assets or enter into mergers.
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
A breach of any covenant in credit agreement to the New Credit Facilities could result in a default under the New Credit Facilities agreement. A default, if not waived, could result in acceleration of the debt outstanding under the agreement. A default could permit our lenders to foreclose on any of our assets securing such debt. Even if new financing were available at that time, it may not be on terms or amounts that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, results of operations and financial condition could be materially and adversely affected.
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
Our amount of debt may require us to raise additional capital to fund acquisitions.
We may sell additional shares of common stock or other equity securities to raise capital in the future, which could dilute the value of an investor’s holdings.
RISKS RELATED TO OUR BUSINESS
Our end-use markets are cyclical.
We sell our products into aerospace, defense, and industrial end-use markets, which are cyclical and have experienced periodic declines. Our sales are, therefore, unpredictable and may tend to fluctuate based on a number of factors, including global economic conditions, geopolitical developments and conditions, and other developments affecting our end-use markets and the customers served. Consequently, results of operations in any period should not be considered indicative of the operating results that may be experienced in any future period.
We depend upon a selected base of industries and customers, which subjects us to unique risks which may adversely affect us.
We currently generate a majority of our revenues from customers in the aerospace and defense industry. Our business depends, in part, on the level of new military and commercial aircraft orders. As a result, we have significant sales to certain customers. Sales to the Boeing Company and Spirit AeroSystems Holdings, Inc. comprise the majority of our commercial aerospace end-use market. A significant portion of our net sales in our military and space end-use markets are made under subcontracts with OEMs, under their prime contracts with the U. S. Government. We had significant sales to Lockheed Martin Corporation and Raytheon Company in 2018 in our defense technologies end-use market.
Our customers may experience delays in the launch of new products, labor strikes, diminished liquidity or credit unavailability, weak demand for their products, or other difficulties in their business. In addition, shifts in government spending priorities have caused and may continue to cause additional uncertainty in the placement of orders.
Our sales to our top ten customers, which represented 63% of our total 2018 net revenues, were diversified over a number of different aerospace and defense products. Any significant change in production rates by these customers would have a material effect on our results of operations and cash flows. There is no assurance that our current significant customers will continue to buy products from us at current levels, or that we will retain any or all of our existing customers, or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers. This risk may be further complicated by pricing pressures, intense competition prevalent in our industry and other factors. A significant reduction in sales to any of our major customers, the loss of a major customer, or a default of a major customer on accounts receivable could have a material adverse impact on our financial results.
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
These and other factors could cause the government and government agencies, or prime contractors that use us as a subcontractor, to reduce their purchases under existing contracts, to exercise their rights to terminate contracts for convenience or to abstain from exercising options to renew contracts, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of specific laws and regulations, by us, our employees, or others working on our behalf, such as a supplier or a venture partner, could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or services and civil or criminal investigations or proceedings.
In some instances, these laws and regulations impose terms or rights that are different from those typically found in commercial transactions. For example, the U.S. Government may terminate any of our customers’ government contracts and subcontracts either at its convenience or for default based on our performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss.
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

•
prohibit future procurement awards with a particular agency as a result of a finding of an organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors; and

•	claim rights in products and systems produced by us.
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
In addition, the U.S. Government is typically required to open all programs to competitive bidding and, therefore, may not automatically renew any of its prime contracts. If one or more of our customers’ government prime or subcontracts is terminated or canceled, our failure to replace sales generated from such contracts would result in lower sales and could have an adverse effect on our business, results of operations and financial condition.
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
We have historically achieved a portion of our growth through acquisitions and expect to evaluate selected future acquisitions as part of our strategy for growth. Any acquisition of another business entails risks and it is possible that we may not realize the expected benefits from an acquisition or that an acquisition could adversely affect our existing operations. Acquisitions entail certain risks, including:

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
We rely on numerous third-party suppliers for raw materials and a large proportion of the components used in our production process. Certain of these raw materials and components are available only from single sources or a limited number of suppliers, or similarly, customers’ specifications may require us to obtain raw materials and/or components from a single source or certain suppliers. Many of our suppliers are small companies with limited financial resources and manufacturing capabilities. We do not currently have the ability to manufacture these components ourselves. These and other factors, including import tariffs, the loss of a critical supplier or raw materials and/or component shortages, could cause disruptions or cost inefficiencies in our operations. Additionally, our competitors that have greater direct purchasing power, may have product cost advantages which could have a material adverse effect on our financial results.
We use estimates when bidding on fixed-price contracts. Changes in our estimates could adversely affect our financial results.
We enter into contracts providing for a firm, fixed-price for the sale of some of our products regardless of the production costs incurred by us. In many cases, we make multi-year firm, fixed-price commitments to our customers, without assurance that our anticipated production costs will be achieved. Contract bidding and accounting require judgment relative to assessing risks, estimating contract net sales and costs, including estimating cost increases over time and efficiencies to be gained, and making assumptions for supplier sourcing and quality, manufacturing scheduling and technical issues over the life of the contract. Such assumptions can be particularly difficult to estimate for contracts with new customers. Inaccurate estimates of these costs could result in reduced profits or incurred losses. Due to the significance of the judgments and estimates involved, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Therefore, any changes in our underlying assumptions, circumstances or estimates could have a material adverse effect on our financial results.
As we move up the value chain to become a more value added supplier, enhanced design, product development, manufacturing, supply chain project management and other skills will be required.
We may encounter difficulties as we execute our growth strategy to move up the value chain to become a more value added supplier of more complex assemblies. Difficulties we may encounter include, but are not limited to, the need for enhanced and expanded product design skills, enhanced ability to control and influence our suppliers, enhanced quality control systems and infrastructure, enhanced large-scale project management skills, and expanded industry certifications. Assuming incremental project design responsibilities would require us to assume additional risk in developing cost estimates and could expose us to increased risk of losses. There can be no assurance that we will be successful in obtaining the enhanced skills required to move up the value chain or that our customers will outsource such functions to us.
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

•	imposition of taxes, export controls, tariffs, embargoes and other trade restrictions;

•	difficulties repatriating funds or restrictions on cash transfers; and

•	potential for new tariffs imposed on imports by the U.S. administration.
While the impact of these factors is difficult to predict, we believe any one or more of these factors could have a material adverse effect on our financial results.

Goodwill and/or other assets could be impaired in the future, which could result in substantial charges.
Goodwill is tested for impairment on an annual basis during our fourth quarter or more frequently if events or circumstances occur which could indicate potential impairment. In assessing the recoverability of goodwill, management is required to make certain critical estimates and assumptions. These estimates and assumptions include projected sales levels, including the addition of new customers, programs or platforms and increased content on existing programs or platforms, improvements in manufacturing efficiency, and reductions in operating costs. Due to many variables inherent in the estimation of a business’s fair value and the relative size of our recorded goodwill, differences in estimates and assumptions may have a material effect on the results of our impairment analysis. If any of these or other estimates and assumptions are not realized in the future, or if market multiples decline, we may be required to record an impairment charge for goodwill.
We also test intangible assets with indefinite life periods for potential impairment annually and on an interim basis if there are indicators of potential impairment.
In addition, we evaluate amortizable intangible assets, fixed assets, and production cost of contracts for impairment if there are indicators of a potential impairment.
Further, impairment charges may be incurred against other intangible assets or long-term assets if asset utilization declines, customer demand declines or other circumstances indicate that the asset carrying value may not be recoverable.
Our production cost of contracts as of December 31, 2018 was $11.7 million or 2% of total assets. Our goodwill and other intangible assets as of December 31, 2018 were $248.1 million, or 38% of total assets. See “Goodwill and Indefinite-Lived Intangible Assets” and “Production Cost of Contracts” in Note 7 of our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
OTHER RISKS
Our operations are subject to numerous extensive, complex, costly and evolving laws, regulations and restrictions, and failure to comply with these laws, regulations and restrictions could subject us to penalties and sanctions that could harm our business.
Prime contracts with our major customers that have contracts with various agencies of the U.S. Government are subject to numerous laws and regulations which affect how we do business with our customers and may impose added costs to our business. As a result, our contracts and operations are subject to numerous, extensive, complex, costly and evolving laws, regulations and restrictions, principally by the U.S. Government or their agencies. These laws, regulations and restrictions govern items including, but not limited to, the formation, administration and performance of U.S. Government contracts, disclosure of cost and pricing data, civil penalties for violations of false claims to the U.S. Government for payment, defining reimbursable costs, establishing ethical standards for the procurement process and controlling the import and export of defense articles and services.
Noncompliance could expose us to liability for penalties, including termination of our contracts and subcontracts, disqualification from bidding on future U.S. Government contracts and subcontracts, suspension or debarment from U.S. Government contracting and various other fines and penalties. Noncompliance found by any one agency could result in fines, penalties, debarment or suspension from receiving additional contracts with all U.S. Government agencies. Given our dependence on U.S. Government business, suspension or debarment could have a material adverse effect on our financial results.
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
Several of our major customers have completed extensive cost containment efforts and we expect continued pricing pressures in 2019 and beyond. Competitive pricing pressures may have an adverse effect on our financial condition and operating results. Further, there can be no assurance that competition from existing or potential competitors in other segments of our business will not have a material adverse effect on our financial results. If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.
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
We are subject to various federal, local, and foreign environmental laws and regulations, including those relating to the use, storage, transport, discharge and disposal of hazardous and non-hazardous chemicals and materials used and emissions generated during our manufacturing process. We do not carry insurance for these potential environmental liabilities. Any failure by us to comply with present or future regulations could subject us to future liabilities or the suspension of production, which could have a material adverse effect on our financial results. Moreover, some environmental laws relating to contaminated sites can impose joint and several liability retroactively regardless of fault or the legality of the activities giving rise to the contamination. Compliance with existing or future environmental laws and regulations may require extensive capital expenditures, increase our cost or impact our production capabilities. Even if such expenditures are made, there can be no assurance that we will be able to comply. We have been directed to investigate and take corrective action for groundwater contamination at certain site and our ultimate liability for such matters will depend upon a number of factors. See Note 16 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
Cyber security attacks, internal system or service failures may adversely impact our business and operations.
Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Cyber security threats are evolving and include, but are not limited to, malicious software, unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us or our products, our employees, customers or suppliers, or other acts that could lead to disruptions in our business. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which would adversely affect our business, results of operations and financial condition.

We may not have the ability to renew facilities leases on terms favorable to us and relocation of operations presents risks due to business interruption.
Certain of our manufacturing facilities and offices are leased and have lease terms that expire between 2019 and 2025. The majority of these leases provide renewal options at the fair market rental rate at the time of renewal, which, if renewed, could be significantly higher than our current rental rates. We may be unable to offset these cost increases by charging more for our products and services. Furthermore, continued economic conditions may continue to negatively impact and create greater pressure in the commercial real estate market, causing higher incidences of landlord default and/or lender foreclosure of properties, including properties occupied by us. While we maintain certain non-disturbance rights in most cases, it is not certain that such rights will in all cases be upheld and our continued right of occupancy in such instances could be potentially jeopardized. An occurrence of any of these events could have a material adverse effect on our financial results.
Additionally, if we choose to move any of our operations, those operations may be subject to additional relocation costs and associated risks of business interruption.
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
We face potential liability for property damage, personal injury, or death as a result of the failure of products designed or manufactured by us. Although we currently maintain product liability insurance (including aircraft product liability insurance), any material product liability not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows.
Damage or destruction of our facilities caused by storms, earthquake, fires or other causes could adversely affect our financial results and financial condition.
We have operations located in regions of the U.S. that may be exposed to damaging storms, earthquakes, fires and other natural disasters. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance, we do not carry any earthquake insurance because of the cost of such insurance. Many of our properties are located in Southern California, an area subject to earthquake activity. Our California facilities generated $211.0 million in net revenues during 2018. Even if covered by insurance, any significant damage or destruction of our facilities due to storms, earthquakes or other natural disasters could result in our inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to us. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations.
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
As of December 31, 2018, we employed 2,600 people. Two of our operating facilities are parties to collective bargaining agreements, covering 140 full time hourly employees in one of those facilities and 210 full time hourly employees in the other facility, and will expire in June 2021 and April 2022, respectively. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, if we are unable to negotiate acceptable collective bargaining agreements with the unions or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.

Unanticipated changes in our tax provision or exposure to additional income tax liabilities could affect our profitability.
Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. For example, we recorded provisional estimates of the impact of the Tax Cuts and Jobs Act (the “2017 Tax Act”) enacted on December 22, 2017 in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”) in our 2017 consolidated financial statements. During 2018, these estimates were subject to further analysis and review which could have required adjustments, but no adjustments were required to be made in 2018. In addition, we are regularly under audit by tax authorities. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We occupy 27 owned or leased facilities, totaling 2.0 million square feet of manufacturing area and office space. At December 31, 2018, facilities which were in excess of 50,000 square feet each were occupied as follows:

Location	Segment	Square Feet	Expiration of Lease
Carson, California	Structural Systems	299,000	Owned
Monrovia, California	Structural Systems	274,000	Owned
Parsons, Kansas	Structural Systems	176,000	Owned
Coxsackie, New York	Structural Systems	151,000	Owned
Carson, California	Electronic Systems	117,000	2021
Phoenix, Arizona	Electronic Systems	100,000	2022
Joplin, Missouri	Electronic Systems	92,000	Owned
Adelanto, California	Structural Systems	88,000	Owned
Orange, California	Structural Systems	80,000	Owned
Appleton, Wisconsin	Electronic Systems	77,000	Owned
Carson, California	Structural Systems	77,000	2019
Huntsville, Arkansas	Electronic Systems	69,000	2020
Joplin, Missouri	Electronic Systems	55,000	2021
Tulsa, Oklahoma	Electronic Systems	55,000	Owned
Orange, California	Structural Systems	53,000	2019
Berryville, Arkansas	Electronic Systems	50,000	Owned
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
PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol DCO. As of December 31, 2018, we had 189 holders of record of our common stock. We have not paid any dividends since the first quarter of 2011 and we do not expect to pay dividends for the foreseeable future. The following table sets forth the high and low closing prices per share of our common stock as reported on the New York Stock Exchange for the fiscal periods indicated:

	Years Ended December 31,
	2018		2017
	High	Low	High	Low
First Quarter	$30.84	$26.30	$32.18	$24.35
Second Quarter	$35.43	$28.17	$34.46	$28.12
Third Quarter	$40.84	$31.63	$32.55	$26.24
Fourth Quarter	$44.23	$33.83	$35.02	$25.81
See “Part III, Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” for information relating to shares to be issued under equity compensation plans.
Issuer Purchases of Equity Securities
None.

Performance Graph
The following graph compares the yearly percentage change in our cumulative total shareholder return with the cumulative total return of the Russell 2000 Index and the median of our 2019 Proxy Statement peers (“Median of Proxy Peers”) over a five year period, assuming the reinvestment of any dividends. A modified version of this graph over a three year period will be used in our 2019 Proxy Statement, assuming the reinvestment of any dividends. The graph is not necessarily indicative of future price performance:

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Part II, Item 7 and Part IV, Item 15(a) of this Annual Report on Form 10-K (“Form 10-K”):

	(In thousands, except per share amounts) Years Ended December 31,
	2018(a)(b)	2017(b)(c)(d)	2016(e)	2015(f)(g)	2014
Net Revenues	$629,307	$558,183	$550,642	$666,011	$742,045
Gross Profit as a Percentage of Net Revenues	19.5%	18.5%	19.3%	15.1%	18.9%
Income (Loss) Before Taxes	10,271	7,609	38,113	(106,590)	26,240
Income Tax Expense (Benefit)	1,236	(12,468)	12,852	(31,711)	6,373
Net Income (Loss)	$9,035	$20,077	$25,261	$(74,879)	$19,867
Per Common Share
Basic earnings (loss) per share	$0.79	$1.78	$2.27	$(6.78)	$1.82
Diluted earnings (loss) per share	$0.77	$1.74	$2.24	$(6.78)	$1.79
Working Capital	$160,855	$140,778	$139,635	$179,655	$217,670
Total Assets (h)	$648,143	$566,753	$515,429	$557,081	$747,599
Long-Term Debt, Including Current Portion (h)	$226,961	$216,055	$166,899	$240,687	$290,052
Total Shareholders’ Equity	$256,825	$235,583	$212,103	$185,734	$256,570

(a)	The results for 2018 included CTP’s results of operations since the date of acquisition of April 23, 2018.

(b)
The results for 2018 and 2017 included restructuring charges of $14.8 million and $8.8 million, respectively. See Note 4 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.

(c)	The results for 2017 included LDS’ results of operations since the date of acquisition in September 2017.

(d)
The results for 2017 included the adoption of the Tax Cuts and Jobs Act and as a result, we recorded a provisional deferred income tax benefit of $13.0 million related to the re-measurement for the year ended December 31, 2017. See Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.

(e)	The results for 2016 included a gain on divestitures, net in our Electronic Systems operating segment of $17.6 million related to the divestitures of our Pittsburgh and Miltec operations.

(f)
The results for 2015 included a goodwill impairment charge in our Structural Systems operating segment and an indefinite-lived trade name intangible asset impairment charge in our Electronic Systems operating segment of $57.2 million and $32.9 million, respectively, resulting from our annual impairment testing.

(g)	The results for 2015 included a loss on extinguishment of debt of $14.7 million related to the retirement of the $200.0 million senior unsecured notes and existing credit facility.

(h)
Total assets and long-term debt for 2014 have not been recasted for the impact of the adoption of Accounting Standards Update 2015-03, as amended by Accounting Standards Update 2015-15, which required the reclassification of certain debt issuance costs from an asset to a liability. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.

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
Highlights for the year ended December 31, 2018:

•	Net revenues of $629.3 million

•	Net income of $9.0 million, or $0.77 per diluted share

•	Adjusted EBITDA of $70.7 million

•	Completed the acquisition of Certified Thermoplastics Co., LLC
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, inventory purchase accounting adjustments, gain on divestitures, net, and loss on extinguishment of debt (“Adjusted EBITDA”) was $70.7 million and $54.1 million for years ended December 31, 2018 and December 31, 2017, respectively.
When viewed with our financial results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and accompanying reconciliations, we believe Adjusted EBITDA provides additional useful information to clarify and enhance the understanding of the factors and trends affecting our past performance and future prospects. We define these measures, explain how they are calculated, and provide reconciliations of these measures to the most comparable GAAP measure in the table below. Adjusted EBITDA and the related financial ratios, as presented in this Annual Report on Form 10-K (“Form 10-K”), are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as measures of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.
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

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Stock-based compensation may be useful to our investors for determining current cash flow;

•	Restructuring charges may be useful to our investors in evaluating our core operating performance;

•	Purchase accounting inventory step-ups may be useful to our investors as they do not necessarily reflect the current or on-going cash charges related to our core operating performance;

•	Net gain on divestitures may be useful to our investors in evaluating our on-going operating performance; and

•	Loss on extinguishment of debt may be useful to our investors for determining current cash flow.

Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(In thousands) Years Ended December 31,
	2018	2017	2016
Net income	$9,035	$20,077	$25,261
Interest expense	13,024	8,870	8,922
Income tax expense (benefit)	1,236	(12,468)	12,852
Depreciation	13,501	13,162	13,326
Amortization	11,795	9,683	9,534
Stock-based compensation expense	5,040	4,675	3,007
Restructuring charges (1)	14,792	8,838	182
Inventory purchase accounting adjustments (2)	622	1,235	—
Gain on divestitures, net (3)	—	—	(17,604)
Loss on extinguishment of debt	926	—	—
Other debt refinancing costs	697	—	—
Adjusted EBITDA	$70,668	$54,072	$55,480
% of net revenues	11.2%	9.7%	10.1%

(1)	2018 and 2017 included $0.1 million and $0.5 million, respectively, of restructuring charges that were recorded as cost of goods sold.

(2)
2018 and 2017 included inventory purchase accounting adjustments of inventory that was stepped up as part of our purchase price allocation from our acquisitions of Certified Thermoplastics Co., LLC (“CTP”) and Lightning Diversion Systems, LLC (“LDS”) on April 23, 2018 and September 2017, respectively, and is part of our Structural Systems and Electronic Systems operating segment, respectively.

(3)	2016 included gain on divestitures, net in our Electronic Systems operating segment related to the divestitures of our Pittsburgh and Miltec operations.

RESULTS OF OPERATIONS
2018 Compared to 2017
The following table sets forth net revenues, selected financial data, the effective tax (benefit) rate and diluted earnings per share:

	(in thousands, except per share data) Years Ended December 31,
	2018	% of Net Revenues	2017	% of Net Revenues
Net Revenues	$629,307	100.0%	$558,183	100.0%
Cost of Sales	506,711	80.5%	455,050	81.5%
Gross Profit	122,596	19.5%	103,133	18.5%
Selling, General and Administrative Expenses	84,007	13.3%	79,139	14.2%
Restructuring Charges	14,671	2.3%	8,360	1.5%
Operating Income	23,918	3.9%	15,634	2.8%
Interest Expense	(13,024)	(2.1)%	(8,870)	(1.6)%
Loss on Extinguishment of Debt	(926)	(0.1)%	—	—%
Other Income, Net	303	—%	845	0.2%
Income Before Taxes	10,271	1.7%	7,609	1.4%
Income Tax Expense (Benefit)	1,236	nm	(12,468)	nm
Net Income	$9,035	1.4%	$20,077	3.6%

Effective Tax (Benefit) Rate	12.0%	nm	(163.8)%	nm
Diluted Earnings Per Share	$0.77	nm	$1.74	nm
nm = not meaningful
Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during 2018 and 2017, respectively, were as follows:

		(In thousands) Years Ended December 31,		% of Net Revenues
	Change	2018	2017	2018	2017
Consolidated Ducommun
Military and space	$8,901	$276,659	$267,758	44.0%	48.0%
Commercial aerospace	68,101	304,455	236,354	48.4%	42.3%
Industrial	(5,878)	48,193	54,071	7.6%	9.7%
Total	$71,124	$629,307	$558,183	100.0%	100.0%

Electronic Systems
Military and space	$3,684	$214,786	$211,102	63.6%	66.6%
Commercial aerospace	23,339	74,889	51,550	22.2%	16.3%
Industrial	(5,878)	48,193	54,071	14.2%	17.1%
Total	$21,145	$337,868	$316,723	100.0%	100.0%

Structural Systems
Military and space	$5,217	$61,873	$56,656	21.2%	23.5%
Commercial aerospace	44,762	229,566	184,804	78.8%	76.5%
Total	$49,979	$291,439	$241,460	100.0%	100.0%
Net revenues for 2018 were $629.3 million compared to $558.2 million for 2017. The year-over-year increase was due to the following:

•	$68.1 million higher revenues in our commercial aerospace end-use markets due to additional content and higher build rates on large aircraft platforms; and

•	$8.9 million higher revenues in our military and space end-use markets due to increased shipments on various missile platforms; partially offset by

•	$5.9 million lower revenues in our industrial end-use markets.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Years Ended December 31,
	2018	2017
Boeing Company	17.0%	16.3%
Lockheed Martin Corporation	4.4%	5.5%
Raytheon Company	11.7%	13.5%
Spirit AeroSystems Holdings, Inc.	9.5%	8.2%
Top ten customers (1)	62.9%	62.5%
(1) Includes The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed Martin”), Raytheon Company (“Raytheon”), and Spirit AeroSystems Holdings, Inc. (“Spirit”).
The revenues from Boeing, Lockheed Martin, Raytheon, and Spirit are diversified over a number of commercial, military and space programs and were made by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin increased to 19.5% in 2018 compared to 18.5% in 2017 due to favorable product mix and favorable manufacturing volume, partially offset by higher other manufacturing costs.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $4.9 million in 2018 compared to 2017 due to higher professional services fees of $2.1 million, which includes refinancing of our existing credit facilities related costs of $0.7 million and acquisition related costs of $0.6 million, higher amortization of intangibles of $1.4 million, and higher compensation and benefit costs of $0.9 million.
Restructuring Charges
Restructuring charges increased $6.0 million (of which $0.1 million and $0.5 million, respectively, was included in cost of sales) in 2018 compared to 2017 due to the restructuring plan that began in 2017 that is expected to increase operating efficiencies. See Note 4 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on restructuring activities.
Interest Expense
Interest expense increased in 2018 compared to 2017 due to a higher outstanding balance on the Revolving Credit Facility, reflecting the acquisitions of Certified Thermoplastics Co., LLC (“CTP”) in April 2018 and Lightning Diversion Systems, LLC (“LDS”) during September 2017, and higher interest rates. See Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on our long-term debt.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for 2018 was related to the refinancing of our existing Credit Facilities in November 2018 which resulted in writing off the majority of the unamortized debt issuance costs associated with the existing Credit Facilities of $0.9 million. The New Credit Facilities were utilized to pay off the existing Credit Facilities. See Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on our long-term debt.

Income Tax Expense (Benefit)
We recorded an income tax expense of $1.2 million (an effective tax rate of 12.0%) in 2018, compared to income tax benefit of $12.5 million (an effective tax benefit rate of 163.8%) in 2017. The increase in the effective tax rate for 2018 compared to 2017 was primarily due to $13.0 million of deferred income tax benefit recorded in connection with the Tax Cuts and Jobs Act (the “2017 Tax Act”) in 2017. The reduction in the U.S. corporate tax rate from 35.0% to 21.0% required the federal portion of our deferred tax assets and liabilities at December 31, 2017 to be re-measured at the enacted tax rate expected to apply when the temporary differences are to be realized or settled using 21.0%. Also in connection with the 2017 Act, income tax expense increased due to the repeal of the qualified domestic production deduction and higher nondeductible expenses related to officers compensation. Additional items which increased income tax expense were lower excess tax benefits from share-based payments and lower state tax credits.
Our unrecognized tax benefits were $5.3 million in both 2018 and 2017. We record interest and penalty charge, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of December 31, 2018 and 2017 were not significant. If recognized, $3.6 million would affect the effective tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
We file U.S. Federal and state income tax returns. During the fourth quarter of 2017, the Internal Revenue Service (“IRS”) completed the audit of tax years 2013, 2014, and 2015. Consequently, Federal income tax returns after 2015 are subject to examination. California franchise (income) tax returns after 2013 and other state income tax returns after 2013 are subject to examination. While we are no longer subject to examination prior to those periods, carryforwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.
Net Income and Earnings per Diluted Share
Net income and earnings per diluted share for 2018 were $9.0 million, or $0.77, compared to net income and earnings per diluted share for 2017 of $20.1 million, or $1.74. The decrease in net income in 2018 compared to 2017 was due to higher income tax expense of $13.7 million, higher restructuring charges of $6.0 million, higher interest expense of $4.2 million, higher selling, general and administrative expenses of $4.9 million, and loss on extinguishment of debt of $0.9 million. The decreases were partially offset by an increase of $19.5 million in gross profit that was due to higher revenues and improved operating performance.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2018 and 2017:

	%	(In thousands) Years Ended December 31,		% of Net Revenues	% of Net Revenues
	Change	2018	2017	2018	2017
Net Revenues
Electronic Systems	6.7%	$337,868	$316,723	53.7%	56.7%
Structural Systems	20.7%	291,439	241,460	46.3%	43.3%
Total Net Revenues	12.7%	$629,307	$558,183	100.0%	100.0%
Segment Operating Income
Electronic Systems		$30,916	$31,236	9.2%	9.9%
Structural Systems		19,063	5,790	6.5%	2.4%
		49,979	37,026
Corporate General and Administrative Expenses (1)		(26,061)	(21,392)	(4.1)%	(3.8)%
Total Operating Income		$23,918	$15,634	3.8%	2.8%
Adjusted EBITDA
Electronic Systems
Operating Income		$30,916	$31,236
Other Income		119	645
Depreciation and Amortization		14,223	13,888
Restructuring Charges		4,776	1,190
Inventory purchase accounting adjustments		—	1,235
		50,034	48,194	14.8%	15.2%
Structural Systems
Operating Income		19,063	5,790
Other Income		184	200
Depreciation and Amortization		10,525	8,860
Restructuring Charges		7,897	5,866
Inventory purchase accounting adjustments		622	—
		38,291	20,716	13.1%	8.6%
Corporate General and Administrative Expenses (1)
Operating Loss		(26,061)	(21,392)
Depreciation and Amortization		548	97
Stock-Based Compensation Expense		5,040	4,675
Restructuring Charges		2,119	1,782
Other Debt Refinancing Costs		697	—
		(17,657)	(14,838)
Adjusted EBITDA		$70,668	$54,072	11.2%	9.7%
Capital Expenditures
Electronic Systems		$6,719	$5,019
Structural Systems		9,104	20,679
Corporate Administration		514	775
Total Capital Expenditures		$16,337	$26,473

(1)	Includes costs not allocated to either the Structural Systems or Electronic Systems operating segments.
Electronic Systems
Electronic Systems’ net revenues in 2018 compared to 2017 increased $21.1 million due to the following:

•	$23.3 million higher revenues in our commercial aerospace end-use markets due to additional content and higher build rates on large aircraft platforms; and

•	$3.7 million higher revenues in our military and space end-use markets due to increased shipments on various missile platforms; partially offset by

•	$5.9 million lower revenues in our Industrial end-use markets.
Electronic Systems segment operating income in 2018 compared to 2017 decreased $0.3 million due to unfavorable product mix and restructuring charges, partially offset by favorable manufacturing volume.
Structural Systems
Structural Systems’ net revenues in 2018 compared to 2017 increased $50.0 million due to the following:

•	$44.8 million higher revenues in commercial aerospace end-use markets due to higher build rates on large aircraft platforms; and

•	$5.2 million higher revenues in military and space end-use markets due to increased shipments on military rotary-wing aircraft platforms.
The Structural Systems operating income in 2018 compared to 2017 increased $13.3 million due to favorable product mix, favorable manufacturing volume, and improved operating performance, partially offset by higher restructuring charges and lack of forward loss reserve release in the current year.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses in 2018 compared to 2017 increased $4.7 million due to higher compensation and benefit costs of $1.9 million and higher professional services fees of $1.8 million, which includes refinancing of our existing credit facilities related costs of $0.7 million and acquisition related costs of $0.6 million.
Backlog
We define backlog as customer placed purchase orders (“POs”) and long-term agreements (“LTAs”) with firm fixed price and firm delivery dates of 24 months or less. The majority of the LTAs do not meet the definition of a contract under ASC 606 and thus, the backlog amount disclosed below is greater than the remaining performance obligations amount disclosed in Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K. Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in industrial markets tends to be of a shorter duration and is generally fulfilled within a three month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues.

The increase in backlog was primarily in the commercial aerospace end-use markets and defense technologies end-use markets. The following table summarizes our backlog for 2018 and 2017:

		(In thousands) December 31,
	Change	2018	2017
Consolidated Ducommun
Military and space	$63,784	$339,443	$275,659
Commercial aerospace	69,159	487,232	418,073
Industrial	5,028	37,774	32,746
Total	$137,971	$864,449	$726,478

Electronic Systems
Military and space	$26,621	$241,196	$214,575
Commercial aerospace	(8,618)	48,032	56,650
Industrial	5,028	37,774	32,746
Total	$23,031	$327,002	$303,971

Structural Systems
Military and space	$37,163	$98,247	$61,084
Commercial aerospace	77,777	439,200	361,423
Total	$114,940	$537,447	$422,507

2017 Compared to 2016
The following table sets forth net revenues, selected financial data, the effective (benefit) tax rate and diluted earnings per share:

	(in thousands, except per share data) Years Ended December 31,
	2017	% of Net Revenues 2017	2016	% of Net Revenues 2016
Net Revenues	$558,183	100.0%	$550,642	100.0%
Cost of Sales	455,050	81.5%	444,102	80.7%
Gross Profit	103,133	18.5%	106,540	19.3%
Selling, General and Administrative Expenses	79,139	14.2%	77,142	14.0%
Restructuring Charges	8,360	1.5%	182	—%
Operating Income	15,634	2.8%	29,216	5.3%
Interest Expense	(8,870)	(1.6)%	(8,922)	(1.6)%
Gain on Divestitures, Net	—	—%	17,604	3.2%
Other Income, Net	845	0.2%	215	—%
Income Before Taxes	7,609	1.4%	38,113	6.9%
Income Tax (Benefit) Expense	(12,468)	nm	12,852	nm
Net Income	$20,077	3.6%	$25,261	4.6%

Effective (Benefit) Tax Rate	(163.8)%	nm	33.7%	nm
Diluted Earnings Per Share	$1.74	nm	$2.24	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during 2017 and 2016, respectively, were as follows:

		(In thousands) Years Ended December 31,		% of Net Revenues
	Change	2017	2016	2017	2016
Consolidated Ducommun
Military and space	$38,843	$267,758	$228,915	48.0%	41.6%
Commercial aerospace	(20,280)	236,354	256,634	42.3%	46.6%
Industrial	(11,022)	54,071	65,093	9.7%	11.8%
Total	$7,541	$558,183	$550,642	100.0%	100.0%

Electronic Systems
Military and space	$33,917	$211,102	$177,185	66.6%	58.3%
Commercial aerospace	(10,349)	51,550	61,899	16.3%	20.3%
Industrial	(11,022)	54,071	65,093	17.1%	21.4%
Total	$12,546	$316,723	$304,177	100.0%	100.0%

Structural Systems
Military and space	$4,926	$56,656	$51,730	23.5%	21.0%
Commercial aerospace	(9,931)	184,804	194,735	76.5%	79.0%
Total	$(5,005)	$241,460	$246,465	100.0%	100.0%
Net revenues for 2017 were $558.2 million compared to $550.6 million for 2016. The year-over-year increase was primarily due to the following:

•
$38.8 million higher revenues in our military and space end-use markets mainly due to increased demand, which favorably impacted our helicopter, missile, and fixed-wing platforms that was partially offset by the divestiture of our Miltec operations in March 2016; partially offset by

•
$20.3 million lower revenues in our commercial aerospace end-use markets mainly due to the winding down of a regional jet program and continued softness in demand within the regional and business jet end-use markets; and

•	$11.0 million lower revenues in our industrial end-use markets.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Years Ended December 31,
	2017	2016
Boeing	16.3%	17.3%
Lockheed Martin	5.5%	5.6%
Raytheon	13.5%	8.4%
Spirit	8.2%	8.2%
United Technologies Corporation	4.7%	5.3%
Top ten customers (1)	62.5%	58.7%
(1) Includes Boeing, Lockheed Martin, Raytheon, Spirit, and United Technologies Corporation (“United Technologies”).
The revenues from Boeing, Lockheed Martin, Raytheon, Spirit, and United Technologies are diversified over a number of commercial, military and space programs and were made by both operating segments.

Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin decreased to 18.5% in 2017 compared to 19.3% in 2016 primarily due to unfavorable product mix, partially offset by higher volume.
Selling, General and Administrative Expenses
SG&A expenses increased $2.0 million in 2017 compared to 2016 primarily due to the higher compensation and benefit costs of $3.1 million, partially offset by a decrease due to the divestitures of our Pittsburgh and Miltec operations and closure of certain facilities of $1.3 million.
Restructuring Charges
Restructuring charges increased $8.7 million (of which $0.5 million was included in cost of sales) in 2017 compared to 2016 primarily due to the restructuring plan that was implemented in 2017 that is expected to increase operating efficiencies. See Note 4 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on restructuring activities.
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
Income Tax (Benefit) Expense
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
Net Income and Earnings per Diluted Share
Net income and earnings per diluted share for 2017 were $20.1 million, or $1.74 per diluted share, compared to net income and earnings per diluted share for 2016 were $25.3 million, or $2.24. The decrease in net income in 2017 compared to 2016 was primarily due to the following:

•	Prior year included a pre-tax gain on divestitures, net of our Pittsburgh and Miltec operations of $17.6 million;

•	Higher restructuring charges of $8.7 million (of which $0.5 million is included in cost of sales);

•	Lower gross profit of $2.9 million (which excludes $0.5 million of restructuring charges in cost of sales); and

•	Higher SG&A expenses of $2.0 million; partially offset by

•	Lower income tax expense of $25.3 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2017 and 2016:

	%	(In thousands) Years Ended December 31,		% of Net Revenues	% of Net Revenues
	Change	2017	2016	2017	2016
Net Revenues
Electronic Systems	4.1%	$316,723	$304,177	56.7%	55.2%
Structural Systems	(2.0)%	241,460	246,465	43.3%	44.8%
Total Net Revenues	1.4%	$558,183	$550,642	100.0%	100.0%
Segment Operating Income
Electronic Systems		$31,236	$29,284	9.9%	9.6%
Structural Systems		5,790	16,844	2.4%	6.8%
		37,026	46,128
Corporate General and Administrative Expenses (1)		(21,392)	(16,912)	(3.8)%	(3.1)%
Total Operating Income		$15,634	$29,216	2.8%	5.3%
Adjusted EBITDA
Electronic Systems
Operating Income		$31,236	$29,284
Other Income		645	—
Depreciation and Amortization		13,888	14,087
Restructuring Charges		1,190	182
Inventory Purchase Accounting Adjustments		1,235	—
		48,194	43,553	15.2%	14.3%
Structural Systems
Operating Income		5,790	16,844
Other Income		200	141
Depreciation and Amortization		8,860	8,688
Restructuring Charges		5,866	—
		20,716	25,673	8.6%	10.4%
Corporate General and Administrative Expenses (1)
Operating Loss		(21,392)	(16,912)
Other Income		—	74
Depreciation and Amortization		97	85
Stock-Based Compensation Expense		4,675	3,007
Restructuring Charges		1,782	—
		(14,838)	(13,746)
Adjusted EBITDA		$54,072	$55,480	9.7%	10.1%
Capital Expenditures
Electronic Systems		$5,019	$3,032
Structural Systems		20,679	15,661
Corporate Administration		775	—
Total Capital Expenditures		$26,473	$18,693

(1)	Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

Electronic Systems
Electronic Systems’ net revenues in 2017 compared to 2016 increased $12.5 million primarily due to the following:

•	$33.9 million higher revenues in our military and space end-use markets mainly due to increased demand, which favorably impacted our missile, fixed-wing, and helicopter platforms; partially offset by

•	$11.0 million lower revenues in our Industrial end-use markets; and

•	$10.3 million lower revenues in our commercial aerospace end-use markets mainly due to continued softness in demand in the business jet market.
Electronic Systems segment operating income in 2017 compared to 2016 increased primarily due to higher manufacturing volume, partially offset by restructuring charges of $1.2 million and unfavorable product mix.
Structural Systems
Structural Systems’ net revenues in 2017 compared to 2016 decreased $5.0 million primarily due to the following:

•
$9.9 million lower revenues in commercial aerospace end-use markets mainly due to the wind down of a regional jet program and continued softness in demand within the regional and business jet end-use markets; partially offset by

•	$4.9 million higher revenues in military and space end-use markets mainly due to increased demand which favorably impacted our helicopter platforms.
The Structural Systems operating income in 2017 compared to 2016 decreased primarily due to restructuring charges of $5.9 million, the impact of new program development on large airframe platforms, and lower manufacturing volume.
Corporate General and Administrative Expenses
CG&A expenses in 2017 compared to 2016 increased primarily due to higher compensation and benefit costs of $3.1 million and restructuring charges of $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions) December 31,
	2018	2017
Total debt, including long-term portion	$233.0	$218.1
Weighted-average interest rate on debt	4.71%	3.73%
Term Loan interest rate	4.15%	3.74%
Cash and cash equivalents	$10.3	$2.2
Unused Revolving Credit Facility	$99.7	$141.6
On November 21, 2018, we completed new credit facilities to replace the Existing Credit Facilities. The new credit facilities consist of a $240.0 million senior secured term loan, which matures on November 21, 2025 (“New Term Loan”), and a $100.0 million senior secured revolving credit facility (“New Revolving Credit Facility”), which matures on November 21, 2023 (collectively, the “New Credit Facilities”). We are required to make installment payments of 0.25% of the outstanding principal balance of the New Term Loan amount on a quarterly basis. In addition, if we meet the annual excess cash flow threshold, we will be required to make excess flow payments on an annual basis. Further, the undrawn portion of the commitment of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.200% to 0.300%, based upon the consolidated total net adjusted leverage ratio. As of December 31, 2018, we were in compliance with all covenants required under the New Credit Facilities. See Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.

In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with a portion of these interest rate cap hedges maturing on a quarterly basis, and a final quarterly maturity date of June 2020, in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges.
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
We expect to spend a total of $15.0 million to $17.0 million for capital expenditures in 2019 financed by cash generated from operations, principally to support new contract awards at Structural Systems and Electronic Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
We believe the ongoing aerospace and defense subcontractor consolidation makes acquisitions an increasingly important component of our future growth. We will continue to make prudent acquisitions and capital expenditures for manufacturing equipment and facilities to support long-term contracts for commercial and military aircraft and defense programs.
We continue to depend on operating cash flow and the availability of our New Credit Facilities to provide short-term liquidity. Cash generated from operations and bank borrowing capacity is expected to provide sufficient liquidity to meet our obligations during the next twelve months.
Cash Flow Summary
2018 Compared to 2017
Net cash provided by operating activities during 2018 increased to $46.2 million compared to $35.4 million during 2017 due to improved working capital management, partially offset by lower net income.
Net cash used in investing activities in 2018 was $47.9 million compared to $86.2 million in 2017 due to lower payments for acquisition and lower purchases of property and equipment.
Net cash provided by financing activities during 2018 was $9.8 million compared to $45.5 million during 2017 due to lower net borrowings on the credit facilities.
2017 Compared to 2016
Net cash provided by operating activities during 2017 decreased to $35.4 million compared to $43.3 million during 2016 due to lower net income as a result of restructuring charges and lower gross margin, and lower accounts payable.
Net cash used in investing activities in 2017 of $86.2 million compared to cash provided by of $34.9 million in 2016 due to the payments for the purchase of LDS, net of cash acquired of $59.8 million in the current year. In addition, the prior year included proceeds from the divestiture of our Pittsburgh and Miltec operations of $51.9 million. Further, 2017 included higher purchases of property and equipment to support the expansion of our Parsons, Kansas facility.
Net cash provided by financing activities during 2017 was $45.5 million compared to cash used of $76.2 million during 2016 due to net borrowings from the Existing Revolving Credit Facility that was used for the purchase of LDS, partially offset by repayments on the credit facilities.

Contractual Obligations
A summary of our contractual obligations at December 31, 2018 was as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including current portion	$233,000	$2,330	$4,660	$4,660	$221,350
Future interest on long-term debt	71,910	16,200	26,310	18,860	10,540
Operating leases	12,838	3,680	6,194	2,384	580
Pension liability	20,274	1,787	3,759	3,996	10,732
Total(1)	$338,022	$23,997	$40,923	$29,900	$243,202

(1)
As of December 31, 2018, we have recorded $5.3 million in long-term liabilities related to uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability may increase or decrease over time, therefore, the liability or uncertain tax positions has not been included in the contractual obligations table.

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
We have a significant number of contracts that are derived from long-term agreements and programs that can span several years, as well as contracts that are started and completed within the same year. We recognize revenue under ASC 606, which utilizes a five-step model. Further, we utilized the modified retrospective method (also known as the cumulative effect method) of adoption of ASC 606. See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
The definition of a contract under ASC 606 for us is typically defined as a customer purchase order as this is when we achieve enforceable right to payment. The majority of our contracts are firm fixed-price contracts. The deliverables within a customer purchase order are analyzed to determine the number of performance obligations. In addition, at times, in order to achieve economies of scale and based on our customer’s forecasted demand, we may build in advance of receiving a purchase order from our customers and in which case, we would not recognize revenue until we have received the customer purchase order.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account under ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is highly interrelated or met the Series guidance. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate the standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.
The majority of our performance obligations are satisfied over time as work progresses. Typically, revenue is recognized over time using an input measure (i.e., costs incurred to date relative to total estimated costs at completion, also known as cost-to-cost plus reasonable profit) to measure progress. Our typical revenue contract is a firm fixed price contract, and the cost of raw materials could make up a significant amount of the total costs incurred. As such, we believe using the total costs incurred input method would be the most appropriate method. While the cost of raw materials could make up a significant amount of the total costs incurred, there is a direct relationship between our inputs and the transfer of control of goods or services to the customer as in the event the customer invokes the termination for convenience clause, we would be entitled to costs incurred to date plus a reasonable profit. The majority of our revenues are recognized over time. Contract costs typically include labor, materials, and overhead.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for the net impact of these adjustments to our consolidated financial statements for 2018.
Provision for Estimated Losses on Contracts
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. As a result of the adoption of ASC 606 on January 1, 2018, the definition of a revenue contract with a customer for us now has changed and is typically defined as a customer purchase order. As such, in certain scenarios such as at the inception of a long-term agreement where our customer may be issuing purchase orders over the duration of the long-term agreement, we may be required to recognize anticipated losses on contracts that would not have occurred under ASC 605. In addition, provision for estimated losses on contracts are now included as part of contract liabilities on the consolidated balance sheets.
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
Goodwill
Our business acquisitions have resulted in the recognition of goodwill. Goodwill is not amortized but is subject to annual evaluation for impairment (which we perform based on the first day of the fourth fiscal quarter). If certain factors occur, including significant under performance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, a decision to divest individual businesses within a reporting unit, or a decision to group individual businesses differently, we may perform an impairment test prior to the fourth quarter.

In the fourth quarter of 2018, the carrying amount of goodwill at the date of the most recent annual impairment evaluation for Electronic Systems and Structural Systems was $117.5 million and $18.6 million, respectively. As of the date of our 2018 annual evaluation for goodwill impairment, we used a qualitative assessment including 1) margin of passing most recent step 1 analysis, 2) earnings before interest, taxes, depreciation, and amortization, 3) long-term growth rate, 4) analyzing material adverse factors/changes between valuation dates, 5) general macroeconomic factors, and 6) industry and market conditions, noting it was not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus, goodwill was not deemed impaired.
Other Intangible Assets
We amortize acquired other intangible assets with finite lives over the estimated economic lives of the assets, ranging from 10 years to 18 years generally using the straight-line method. The value of other intangibles acquired through business combinations has been estimated using present value techniques which involve estimates of future cash flows. We evaluate other intangible assets for recoverability utilizing undiscounted cash flows or when significant changes in conditions occur, and recognize impairment losses, if any, based upon the estimated fair value of the assets.
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
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the United States (“U.S.”) federal statutory rate, primarily as a result of research and development (“R&D”) tax credits available in the United States. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business.
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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act represented major tax reform legislation that, among other provisions, reduced the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018. In our consolidated financial statements included in our 2017 Annual Report on Form 10-K, we recognized provisional amounts for the income tax effects of the 2017 Tax Act which included $13.0 million of deferred income tax benefit recorded principally due to the re-measurement of the federal portion of our deferred tax assets and liabilities in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 provided SEC staff guidance regarding the application of Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” in the reporting period in which the 2017 Tax Act became law and allowed a measurement period to make refinements and finalize the tax effects not exceed one year from the enactment date. During the fourth quarter of 2018, we finalized our accounting for the tax effects of the 2017 Tax Act. See Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At December 31, 2018, we had borrowings of $233.0 million under our New Credit Facilities.
The New Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 3.75% to 4.00% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 3.75% to 4.00% per year, in each case based upon the consolidated total net adjusted leverage ratio.
The New Revolving Credit Facility bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.75% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.75% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2018.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
The information under the caption “Election of Directors” in the 2019 Proxy Statement is incorporated herein by reference.
On October 18, 2018, we appointed Shirley G. Drazba as a Class III Director, effectively immediately, to serve for a term expiring at the annual meeting of stockholders in 2021 and until her successor is elected and qualified.
Executive Officers of the Registrant
The information under the caption “Executive Officers of the Registrant” in the 2019 Proxy Statement is incorporated herein by reference.
Audit Committee and Audit Committee Financial Expert
The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2019 Proxy Statement is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement is incorporated herein by reference.
Code of Business Conduct and Ethics
The information under the caption “Code of Business Conduct and Ethics” in the 2019 Proxy Statement is incorporated herein by reference.
Changes to Procedures to Recommend Nominees
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2019 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2019 Proxy Statement is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our compensation plans under which equity securities are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)(3)
Equity Compensation Plans approved by security holders(1)	757,862	$28.33	490,930
Employee stock purchase plan approved by security holders(2)	—	—	750,000
Equity compensation plans not approved by security holders	—	—	—
Total	757,862		1,240,930

(1)
Consists of the 2007 Stock Incentive Plan and the 2013 Stock Incentive Plan. The number of securities to be issued consists of 363,225 for stock options, 157,937 for restricted stock units and 236,700 for performance stock units at target. The weighted average exercise price applies only to the stock options.

(2)
The 2018 Employee Stock Purchase Plan enables employees to purchase our common stock at a 15% discount to the lower of the market value at the beginning or end of each six month offering period. As such, the number of share that may be issued during a given six month period and the purchase price of such shares cannot be determined in advance. See Note 11 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

(3)
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Election of Directors” in the 2019 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the caption “Principal Accountant Fees and Services” contained in the 2019 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

	The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

		Page

	Report of Independent Registered Public Accounting Firm	45

	Consolidated Balance Sheets - December 31, 2018 and 2017	47

	Consolidated Statements of Income - Years Ended December 31, 2018, 2017, and 2016	48

	Consolidated Statements of Comprehensive Income - Years Ended December 31, 2018, 2017, and 2016	49

	Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2018, 2017, and 2016	50

	Consolidated Statements of Cash Flows - Years Ended December 31, 2018, 2017, and 2016	51

	Notes to Consolidated Financial Statements	52

	Supplemental Quarterly Financial Data (Unaudited)	84

	2. Financial Statement Schedule

	The following schedule for the years ended December 31, 2018, 2017 and 2016 is filed herewith:

	Schedule II - Consolidated Valuation and Qualifying Accounts	85

	All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

	3. Exhibits

See Item 15(b) for a list of exhibits.		—

ITEM 16. FORM 10-K SUMMARY	—

Signatures	—

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ducommun Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ducommun Incorporated and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Irvine, California
February 28, 2019
We have served as the Company’s auditor since 1989.

Ducommun Incorporated and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$10,263	$2,150
Accounts receivable (less allowance for doubtful accounts of $1,135 and $868 at December 31, 2018 and 2017, respectively)	67,819	74,064
Contract assets	86,665	—
Inventories	101,125	122,161
Production cost of contracts	11,679	11,204
Other current assets	9,839	11,435
Total Current Assets	287,390	221,014
Property and Equipment, Net	107,045	110,252
Goodwill	136,057	117,435
Intangibles, Net	112,092	114,693
Non-Current Deferred Income Taxes	308	261
Other Assets	5,251	3,098
Total Assets	$648,143	$566,753
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$69,274	$51,907
Contract liabilities	17,145	—
Accrued liabilities	37,786	28,329
Current portion of long-term debt	2,330	—
Total Current Liabilities	126,535	80,236
Long-Term Debt, Less Current Portion	226,961	216,055
Non-Current Deferred Income Taxes	18,070	15,981
Other Long-Term Liabilities	19,752	18,898
Total Liabilities	391,318	331,170
Commitments and Contingencies (Notes 13, 16)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,417,863 and 11,332,841 shares issued and outstanding at December 31, 2018 and 2017, respectively	114	113
Additional paid-in capital	83,712	80,223
Retained earnings	180,356	161,364
Accumulated other comprehensive loss	(7,357)	(6,117)
Total Shareholders’ Equity	256,825	235,583
Total Liabilities and Shareholders’ Equity	$648,143	$566,753
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Net Revenues	$629,307	$558,183	$550,642
Cost of Sales	506,711	455,050	444,102
Gross Profit	122,596	103,133	106,540
Selling, General and Administrative Expenses	84,007	79,139	77,142
Restructuring Charges	14,671	8,360	182
Operating Income	23,918	15,634	29,216
Interest Expense	(13,024)	(8,870)	(8,922)
Gain on Divestitures, Net	—	—	17,604
Loss on Extinguishment of Debt	(926)	—	—
Other Income, Net	303	845	215
Income Before Taxes	10,271	7,609	38,113
Income Tax Expense (Benefit)	1,236	(12,468)	12,852
Net Income	$9,035	$20,077	$25,261
Earnings Per Share
Basic earnings per share	$0.79	$1.78	$2.27
Diluted earnings per share	$0.77	$1.74	$2.24
Weighted-Average Number of Shares Outstanding
Basic	11,390	11,290	11,151
Diluted	11,659	11,558	11,299
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net Income	$9,035	$20,077	$25,261
Other Comprehensive Income (Loss), Net of Tax:
Pension Adjustments:
Amortization of actuarial losses included in net income, net of tax benefit of $173, $302, and $283 for 2018, 2017, and 2016, respectively	570	508	479
Actuarial losses arising during the period, net of tax benefit of $302, $194, and $413 for 2018, 2017, and 2016, respectively	(899)	(304)	(650)
Change in net unrealized gains (losses) on cash flow hedges, net of tax expense (benefit) of $121, $(145), and $(180) for 2018, 2017, and 2016, respectively	407	(242)	(305)
Other Comprehensive (Loss) Income, Net of Tax	78	(38)	(476)
Comprehensive Income, Net of Tax	$9,113	$20,039	$24,785
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share data)

	Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2015	11,084,318	$111	$—	$75,200	$116,026	$(5,603)	$185,734
Net income	—	—	—	—	25,261	—	25,261
Other comprehensive loss, net of tax	—	—	—	—	—	(476)	(476)
Stock options exercised	132,325	1	—	2,121	—	—	2,122
Stock repurchased related to the exercise of stock options	(151,916)	(1)	—	(3,464)	—	—	(3,465)
Stock awards vested	129,086	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	3,007	—	—	3,007
Tax shortfall from share-based compensation	—	—	—	(80)	—	—	(80)
Balance at December 31, 2016	11,193,813	$112	$—	$76,783	$141,287	$(6,079)	$212,103
Net income	—	—	—	—	20,077	—	20,077
Other comprehensive loss, net of tax	—	—	—	—	—	(38)	(38)
Stock options exercised	212,775	2	—	4,334	—	—	4,336
Stock repurchased related to the exercise of stock options	(219,164)	(2)	—	(6,902)	—	—	(6,904)
Stock awards vested	145,417	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	6,009	—	—	6,009
Balance at December 31, 2017	11,332,841	$113	$—	$80,223	$161,364	$(6,117)	$235,583
Net income	—	—	—	—	9,035	—	9,035
Other comprehensive loss, net of tax	—	—	—	—	—	78	78
Adoption of ASC 606 adjustment	—	—	—	—	8,665	—	8,665
Adoption of ASU 2018-02 adjustment	—	—	—	—	1,292	(1,318)	(26)
Stock options exercised	84,800	1	—	1,821	—	—	1,822
Stock repurchased related to the exercise of stock options	(98,438)	(1)	—	(6,344)	—	—	(6,345)
Stock awards vested	98,660	1	—	2,972	—	—	2,973
Stock-based compensation	—	—	—	5,040	—	—	5,040
Balance at December 31, 2018	11,417,863	$114	$—	$83,712	$180,356	$(7,357)	$256,825
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net Income	$9,035	$20,077	$25,261
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	25,296	22,845	22,860
Gain on divestitures, net	—	—	(17,604)
Property and equipment impairment due to restructuring	6,207	3,607	—
Stock-based compensation expense	5,040	4,675	3,007
Deferred income taxes	2,042	(15,411)	3,519
Excess tax benefits from stock-based compensation	—	—	(248)
Provision for doubtful accounts	267	373	112
Noncash loss on extinguishment of debt	926	—	—
Other	11,659	(1,182)	(7,204)
Changes in Assets and Liabilities:
Accounts receivable	7,495	2,720	3,220
Contract assets	(86,665)	—	—
Inventories	23,243	(533)	(5,182)
Production cost of contracts	(1,569)	(267)	(1,536)
Other assets	1,881	40	2,974
Accounts payable	18,496	(4,015)	15,055
Contract liabilities	17,145	—	—
Accrued and other liabilities	5,739	2,505	(966)
Net Cash Provided by Operating Activities	46,237	35,434	43,268
Cash Flows from Investing Activities
Purchases of property and equipment	(17,617)	(27,610)	(17,001)
Proceeds from sale of assets	396	913	16
Insurance recoveries related to property and equipment	—	288	—
Proceeds from divestitures	—	—	51,893
Payments for acquisition of Lightning Diversion Systems, LLC, net of cash acquired	—	(59,798)	—
Payments for acquisition of Certified Thermoplastics Co., LLC, net of cash acquired	(30,712)	—	—
Net Cash (Used in) Provided by Investing Activities	(47,933)	(86,207)	34,908
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	296,400	395,900	71,800
Repayment of senior secured revolving credit facility	(354,500)	(337,800)	(71,800)
Borrowings from term loan	240,000	—	—
Repayments of term loan	(167,000)	(10,000)	(75,000)
Repayments of other debt	—	(3)	(23)
Debt issuance costs	(3,541)	—	—
Excess tax benefits from stock-based compensation	—	—	248
Net cash paid from issuance of common stock under stock plans	(1,550)	(2,606)	(1,423)
Net Cash Provided by (Used in) Financing Activities	9,809	45,491	(76,198)
Net (Decrease) Increase in Cash and Cash Equivalents	8,113	(5,282)	1,978
Cash and Cash Equivalents at Beginning of Year	2,150	7,432	5,454
Cash and Cash Equivalents at End of Year	$10,263	$2,150	$7,432
See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Description of Business
We are a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace and defense (“A&D”), industrial, medical, and other industries (collectively, “Industrial”). Our operations are organized into two primary businesses: Electronic Systems segment and Structural Systems segment, each of which is a reportable operating segment. Electronic Systems designs, engineers and manufactures high-reliability electronic and electromechanical products used in worldwide technology-driven markets including A&D and Industrial end-use markets. Electronic Systems’ product offerings primarily range from prototype development to complex assemblies. Structural Systems designs, engineers and manufactures large, complex contoured aerostructure components and assemblies and supplies composite and metal bonded structures and assemblies. Structural Systems’ products are primarily used on commercial aircraft, military fixed-wing aircraft and military and commercial rotary-wing aircraft. All reportable operating segments follow the same accounting principles.
Basis of Presentation
The consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun,” the “Company,” “we,” “us” or “our”), after eliminating intercompany balances and transactions.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our consolidated financial position, statements of income, comprehensive income, and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
We applied ASC 606 using the modified retrospective method (also known as the cumulative effect method) and therefore, recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening consolidated balance sheet at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under the previous revenue recognition accounting standard, ASC 605, “Revenue Recognition” (“ASC 605”). The details of the significant changes and quantitative impact of the changes are described below and in Note 2.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to current year’s presentation.

Supplemental Cash Flow Information

	(In thousands) Years Ended December 31,
	2018	2017	2016
Interest paid	$11,573	$7,307	$6,877
Taxes paid	$316	$3,125	$9,778
Non-cash activities:
Purchases of property and equipment not paid	$824	$2,104	$3,241
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
We have money market funds and they are included as cash and cash equivalents. We also have interest rate cap hedge agreements and the fair value of the interest rate cap hedge agreements were determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement. The interest rate cap hedge premium of $0.3 million is included as other current assets and other assets.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in either 2018 or 2017.
Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of December 31, 2018 and December 31, 2017, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedge. We record any hedge ineffectiveness and amounts excluded from effectiveness testing in current period earnings within interest expense. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. In 2018, we recorded the changes in the fair value of the derivative instruments that were highly effective and that was designated and qualified as cash flow hedges in other comprehensive income (loss), net of tax, of $0.4 million. Since a portion of our cash flow hedges mature on a quarterly basis, $0.3 million of realized loss was recorded in the consolidated statements of income in 2018.
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
Production Cost of Contracts
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of December 31, 2018 and 2017, production costs of contracts were $11.7 million and $11.2 million, respectively.
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
Goodwill
Goodwill is evaluated for impairment on an annual basis on the first day of the fourth fiscal quarter. If certain factors occur, including significant under performance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, a decision to divest individual businesses within a reporting unit, or a decision to group individual businesses differently, we may perform an impairment test prior to the fourth quarter.
In the fourth quarter of 2018, the carrying amount of goodwill at the date of the most recent annual impairment evaluation for Electronic Systems and Structural Systems was $117.5 million and $18.6 million, respectively. As of the date of our 2018 annual evaluation for goodwill impairment, we used a qualitative assessment including 1) margin of passing most recent step 1 analysis, 2) earnings before interest, taxes, depreciation, and amortization, 3) long-term growth rate, 4) analyzing material adverse factors/changes between valuation dates, 5) general macroeconomic factors, and 6) industry and market conditions, noting it was not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus, goodwill was not deemed impaired.
Other Intangible Assets
We amortize acquired other intangible assets with finite lives over the estimated economic lives of the assets, ranging from 10 to 18 years generally using the straight-line method. The value of other intangibles acquired through business combinations has been estimated using present value techniques which involve estimates of future cash flows. We evaluate other intangible assets for recoverability considering undiscounted cash flows, when significant changes in conditions occur, and recognize impairment losses, if any, based upon the estimated fair value of the assets.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, as reflected on the consolidated balance sheets under the equity section, was comprised of cumulative pension and retirement liability adjustments, net of tax, and change in net unrealized gains and losses on cash flow hedges, net of tax.

Revenue Recognition
Our customers typically engage us to manufacture products based on designs and specifications provided by the end-use customer. This will require the building of tooling and manufacturing first article inspection products (prototypes) before volume manufacturing. Contracts with our customers generally include a termination for convenience clause.
We have a significant number of contracts that are started and completed within the same year, as well as contracts derived from long-term agreements and programs that can span several years. We recognize revenue under ASC 606, which utilizes a five-step model. Further, we utilized the modified retrospective method (also known as the cumulative effect method) of adoption of ASC 606. See Note 2.
The definition of a contract under ASC 606 for us is typically defined as a customer purchase order as this is when we achieve enforceable right to payment. The majority of our contracts are firm fixed-price contracts. The deliverables within a customer purchase order are analyzed to determine the number of performance obligations. In addition, at times, in order to achieve economies of scale and based on our customer’s forecasted demand, we may build in advance of receiving a purchase order from our customers and in which case, we would not recognize revenue until we have received the customer purchase order.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account under ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services are highly interrelated or met the Series guidance. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate the standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.
The majority of our performance obligations are satisfied over time as work progresses. Typically, revenue is recognized over time using an input measure (i.e., costs incurred to date relative to total estimated costs at completion, also known as cost-to-cost plus reasonable profit) to measure progress. Our typical revenue contract is a firm fixed price contract, and the cost of raw materials could make up a significant amount of the total costs incurred. As such, we believe using the total costs incurred input method would be the most appropriate method. While the cost of raw materials could make up a significant amount of the total costs incurred, there is a direct relationship between our inputs and the transfer of control of goods or services to the customer as in the event the customer invokes the termination for convenience clause, we would be entitled to costs incurred to date plus a reasonable profit. The majority of our revenues are recognized over time. Contract costs typically include labor, materials, and overhead.
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
Net cumulative catch-up adjustments on profit recorded to date were not material for the year ended December 31, 2018.
Payments under long-term contracts may be received before or after revenue is recognized. When revenue is recognized before we bill our customer, a contract asset is created for the work performed but not yet billed. Similarly, when we receive payment before we ship our products to our customer, a contract liability is created for the advance or progress payment.
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

Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(In thousands)
	December 31, 2018	December 31, 2017
Contract assets	$86,665	$—
Contract liabilities	$17,145	$—
Remaining performance obligations is defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of December 31, 2018 totaled $722.8 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in 2020 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

		(In thousands) Years Ended December 31,		% of Net Revenues
	Change	2018	2017	2018	2017
Consolidated Ducommun
Military and space	$8,901	$276,659	$267,758	44.0%	48.0%
Commercial aerospace	68,101	304,455	236,354	48.4%	42.3%
Industrial	(5,878)	48,193	54,071	7.6%	9.7%
Total	$71,124	$629,307	$558,183	100.0%	100.0%

Electronic Systems
Military and space	$3,684	$214,786	$211,102	63.6%	66.6%
Commercial aerospace	23,339	74,889	51,550	22.2%	16.3%
Industrial	(5,878)	48,193	54,071	14.2%	17.1%
Total	$21,145	$337,868	$316,723	100.0%	100.0%

Structural Systems
Military and space	$5,217	$61,873	$56,656	21.2%	23.5%
Commercial aerospace	44,762	229,566	184,804	78.8%	76.5%
Total	$49,979	$291,439	$241,460	100.0%	100.0%
Provision for Estimated Losses on Contracts
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. As a result of the adoption of ASC 606 on January 1, 2018, the definition of a revenue contract with a customer for us now has changed and is typically defined as a customer purchase order. As such, in certain scenarios such as at the inception of a long-term agreement where our customer may be issuing purchase orders over the duration of the long-term agreement, we may be required to recognize anticipated losses on some of these contracts that would not have occurred under ASC 605. In addition, provision for estimated losses on contracts are now included as part of contract liabilities on the consolidated balance sheets.
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily as a result of research and development (“R&D”) tax credits. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business.
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
On December 22, 2017, the United States (“U.S.”) enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act represented major tax reform legislation that, among other provisions, reduced the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018. In our consolidated financial statements included in our 2017 Annual Report on Form 10-K, we recognized provisional amounts for the income tax effects of the 2017 Tax Act which included $13.0 million of deferred income tax benefit recorded principally due to the re-measurement of the federal portion of our deferred tax assets and liabilities in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 provided SEC staff guidance regarding the application of Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” in the reporting period in which the 2017 Tax Act became law and allowed a measurement period to make refinements and finalize the tax effects not exceed one year from the enactment date. During the fourth quarter of 2018, we finalized our accounting for the tax effects of the 2017 Tax Act. See Note 15 for further information.
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
The net earnings and weighted-average number of common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data) Years Ended December 31,
	2018	2017	2016
Net income	$9,035	$20,077	$25,261
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,390	11,290	11,151
Dilutive potential common shares	269	268	148
Diluted weighted-average common shares outstanding	11,659	11,558	11,299
Earnings per share
Basic	$0.79	$1.78	$2.27
Diluted	$0.77	$1.74	$2.24
Potentially dilutive stock options and stock units to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Years Ended December 31,
	2018	2017	2016
Stock options and stock units	208	126	553
Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2018
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (“ASU 2018-15”), which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. In addition, the amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2020. Early adoption is permitted, including adoption in any interim period, and thus, we have chosen to early adopt ASU 2018-15 beginning July 1, 2018. We utilized the prospective transition method of adoption which allows us to capitalize software implementation projects currently in process. The adoption of ASU 2018-15 resulted in capitalizing $0.2 million of implementation costs and included as other current assets on our consolidated balance sheets as of December 31, 2018.
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”)” (“ASU 2018-02”), which provides financial statement preparers with an option to reclassify stranded income tax effects within AOCI to retained earnings in each period in which the effect of the change in U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The new guidance was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and we have chosen to early adopt ASU 2018-02 beginning January 1, 2018. Further, in March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act (“Tax Cuts and Jobs Act”). The new guidance was effective upon inclusion in the FASB Codification. The adoption of these standards resulted in reclassifying $1.3 million of income tax effects from AOCI to retained earnings during 2018 on our consolidated balance sheets. The income tax effects remaining in AOCI will be released into earnings as the related pre-tax AOCI amounts are reclassified to earnings.
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

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs” (“ASU 2017-07”), which requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable. The new guidance was effective for us beginning January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 12.
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
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which will remove disclosures that no longer are considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The new guidance is effective for fiscal years ending after December 15, 2020 and no amendments are made to the interim disclosure requirements. Early adoption is permitted. We are evaluating the impact of this standard.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2020. We are evaluating the impact of this standard.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to present right-of-use assets and lease liabilities on the balance sheet. Lessees are required to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2019. We have completed the assessment and gap identification phase and are nearing the completion of the implementation of a new lease accounting software package. The assessment and gap identification phase included gathering and analyzing our leases, and identifying potential gaps in our internal controls as a result of adopting ASU 2016-02. The new accounting standard will be adopted using the additional transition method. Under this method, the cumulative effect of applying the new guidance is recognized as an adjustment to certain captions on the balance sheet, including the opening balance of retained earnings in the first quarter of 2019, and the prior years’ financial information will be presented under the prior accounting standard, ASC 840, “Leases,” (“ASC 840”). In addition, we will be utilizing the various practical expedients available under the new accounting standard as follows:

•	Short term (12 months or less) leases practical expedient;

•	Package of three practical expedients;

•	Existing or expired land easements assessment practical expedient;

•	Separate lease and non-lease components practical expedient; and

•	Sale and leaseback transactions before the effective date practical expedient.

We have periodically briefed our Audit Committee of the Board of Directors on the progress made towards the adoption of this lease accounting standard. Since we have not completed the implementation of the software solution, we currently are unable to determine the exact impact to our consolidated financial statements. As a result of electing to utilize the various practical expedients available under this new accounting standard, we anticipate the number of our leases that will be recorded onto our consolidated balance sheets will not be significant, however, the amounts that will be recorded will have a significant impact on various line items on our consolidated balance sheets and we are evaluating the impact on our income statements and cash flow statements. Additional guidance was issued subsequently as follows:

•	July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”);

•	July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”); and

•	January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”).
All of this new guidance is effective for us beginning January 1, 2019.

Note 2. Adoption of Accounting Standards Codification 606
We adopted ASC 606 with an initial application as of January 1, 2018. We utilized the modified retrospective method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to certain captions on the consolidated balance sheet, including the opening balance of retained earnings in the year ended December 31, 2018.
The net impact to the various captions on our January 1, 2018 opening consolidated balance sheets was as follows:

	(In thousands)
	December 31, 2017		January 1, 2018
Unaudited Consolidated Balance Sheets	Balances Without Adoption of ASC 606	Effect of Adoption	Balances With Adoption of ASC 606
Assets
Contract assets	$—	$68,739	$68,739
Inventories	$122,161	$(39,002)	$83,159
Non-current deferred income taxes	$261	$(95)	$166
Liabilities
Contract liabilities	$—	$24,460	$24,460
Accrued liabilities	$28,329	$(6,091)	$22,238
Non-current deferred income taxes	$15,981	$2,608	$18,589
Shareholders’ Equity
Retained earnings	$161,364	$8,665	$170,029
Under ASC 606, we no longer net progress payments from customers related to inventory purchases against inventories but instead, they are included in contract liabilities on the consolidated balance sheets. See Note 5.
The net impact to retained earnings as a result of adopting ASC 606 on the January 1, 2018 opening balance sheet was shown as a change in “other” on the consolidated statements of cash flows.

The following tables summarize the impact of adopting ASC 606 on our consolidated financial statements for the year ended December 31, 2018 (in thousands, except per share data):

	December 31, 2018
Consolidated Balance Sheets	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606
Assets
Current Assets
Cash and cash equivalents	$10,263	$—	$10,263
Accounts receivable, net of allowance for doubtful accounts of $1,135 at December 31, 2018	67,819	—	67,819
Contract assets	86,665	(86,665)	—
Inventories	101,125	57,527	158,652
Production cost of contracts	11,679	—	11,679
Other current assets	9,839	1,085	10,924
Total Current Assets	287,390	(28,053)	259,337
Property and equipment, net	107,045	—	107,045
Goodwill	136,057	—	136,057
Intangibles, net	112,092	—	112,092
Non-current deferred income taxes	308	8	316
Other assets	5,251	—	5,251
Total Assets	$648,143	$(28,045)	$620,098
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$69,274	$—	$69,274
Contract liabilities	17,145	(17,145)	—
Accrued liabilities	37,786	4,994	42,780
Current portion of long-term debt	2,330	—	2,330
Total Current Liabilities	126,535	(12,151)	114,384
Long-term debt, less current portion	226,961	—	226,961
Non-current deferred income taxes	18,070	(2,570)	15,500
Other long-term liabilities	19,752	—	19,752
Total Liabilities	391,318	(14,721)	376,597
Commitments and contingencies (Notes 13, 16)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,417,863 shares issued and outstanding at December 31, 2018	114	—	114
Additional paid-in capital	83,712	—	83,712
Retained earnings	180,356	(13,324)	167,032
Accumulated other comprehensive loss	(7,357)	—	(7,357)
Total Shareholders’ Equity	256,825	(13,324)	243,501
Total Liabilities and Shareholders’ Equity	$648,143	$(28,045)	$620,098

	Year Ended December 31, 2018
Consolidated Statements of Income	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606
Net Revenues	$629,307	$(15,712)	$613,595
Cost of Sales	506,711	(11,458)	495,253
Gross Profit	122,596	(4,254)	118,342
Selling, General and Administrative Expenses	84,007	—	84,007
Restructuring Charges	14,671	—	14,671
Operating Income	23,918	(4,254)	19,664
Interest Expense	(13,024)	(1,526)	(14,550)
Loss on Extinguishment of Debt	(926)	—	(926)
Other Income	303	—	303
Income Before Taxes	10,271	(5,780)	4,491
Income Tax Expense	1,236	(1,120)	116
Net Income	$9,035	$(4,660)	$4,375
Earnings Per Share
Basic earnings per share	$0.79		$0.38
Diluted earnings per share	$0.77		$0.38
Weighted-Average Number of Common Shares Outstanding
Basic	11,390		11,390
Diluted	11,659		11,659

	Year Ended December 31, 2018
Consolidated Statements of Comprehensive Income	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606
Net Income	$9,035	$(4,660)	$4,375
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses included in net income, net of tax benefit of $173, for the year ended December 31, 2018	570	—	570
Actuarial loss arising during the period, net of tax benefit of $302, for the year ended December 31, 2018	(899)	—	(899)
Change in unrealized gains on cash flow hedges, net of tax of $121 for the year ended December 31, 2018	407	—	407
Other Comprehensive Income (Loss), Net of Tax	78	—	78
Comprehensive Income	$9,113	$(4,660)	$4,453

	Year Ended December 31, 2018
Consolidated Statements of Cash Flows	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606
Cash Flows from Operating Activities
Net Income	$9,035	$(4,660)	$4,375
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	25,296	—	25,296
Property and equipment impairment due to restructuring	6,207	—	6,207
Stock-based compensation expense	5,040	—	5,040
Deferred income taxes	2,042	(2,578)	(536)
Provision for doubtful accounts	267	—	267
Noncash loss on extinguishment of debt	926	—	926
Other	11,659	(8,364)	3,295
Changes in Assets and Liabilities:
Accounts receivable	7,495	—	7,495
Contract assets	(86,665)	86,665	—
Inventories	23,243	(57,527)	(34,284)
Production cost of contracts	(1,569)	—	(1,569)
Other assets	1,881	(1,084)	797
Accounts payable	18,496	—	18,496
Contract liabilities	17,145	(17,145)	—
Accrued and other liabilities	5,739	4,693	10,432
Net Cash Provided by Operating Activities	46,237	—	46,237
Cash Flows from Investing Activities
Purchases of property and equipment	(17,617)	—	(17,617)
Proceeds from sale of assets	396	—	396
Payments for purchase of Certified Thermoplastics Co., LLC, net of cash acquired	(30,712)	—	(30,712)
Net Cash Used in Investing Activities	(47,933)	—	(47,933)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	296,400	—	296,400
Repayments of senior secured revolving credit facility	(354,500)	—	(354,500)
Borrowings from term loan	240,000	—	240,000
Repayments of term loan	(167,000)	—	(167,000)
Debt issuance costs	(3,541)	—	(3,541)
Net cash paid upon issuance of common stock under stock plans	(1,550)	—	(1,550)
Net Cash Provided by Financing Activities	9,809	—	9,809
Net Increase in Cash and Cash Equivalents	8,113	—	8,113
Cash and Cash Equivalents at Beginning of Period	2,150	—	2,150
Cash and Cash Equivalents at End of Period	$10,263	$—	$10,263

	Year Ended December 31, 2018
Consolidated Statements of Changes in Shareholders’ Equity	As Reported	Effect of Adoption	Balances Without Adoption of ASC 606
Net Income	$9,035	$(4,660)	$4,375
Other Comprehensive Loss, Net of Tax	$78	$—	$78
Adoption of ASC 606 Adjustment	$8,665	$(8,665)	$—
Adoption of ASU 2018-02 adjustment	$(26)	$—	$(26)
Stock Options Exercised	$1,822	$—	$1,822
Stock Repurchased Related to the Exercise of Stock Options	$(6,345)	$—	$(6,345)
Stock Awards Vested	$2,973	$—	$2,973
Stock-Based Compensation	$5,040	$—	$5,040

Note 3. Business Combinations
Certified Thermoplastics Co., LLC
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
The purchase price for CTP was $30.7 million, net of cash acquired, all payable in cash. We allocated the gross purchase price of $30.8 million to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Estimated Fair Value
Cash	$98
Accounts receivable	1,517
Inventories	2,207
Other current assets	27
Property and equipment	603
Intangible assets	8,100
Goodwill	18,622
Total assets acquired	31,174
Current liabilities	(364)
Total liabilities assumed	(364)
Total purchase price allocation	$30,810

	Useful Life (In years)	Estimated Fair Value (In thousands)
Intangible assets:
Customer relationships	10	$6,900
Trade names and trademarks	10	1,200
		$8,100
The intangible assets acquired of $8.1 million were determined based on the estimated fair values using valuation techniques consistent with the income approach to measure fair value. The useful lives were estimated based on the underlying agreements or the future economic benefit expected to be received from the assets. The fair values of the identifiable intangible assets were estimated using several valuation methodologies, which represented Level 3 fair value measurements. The value for customer relationships was estimated based on a multi-period excess earnings approach, while the value for trade names and trademarks was assessed using the relief from royalty methodology.
The goodwill of $18.6 million arising from the acquisition is attributable to the benefits we expect to derive from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, opportunities within new markets, and an acquired assembled workforce. All the goodwill was assigned to the Structural Systems segment. Since the CTP acquisition, for tax purposes, was deemed an asset acquisition, the goodwill recognized is deductible for income tax purposes.
Acquisition related transaction costs are not included as components of consideration transferred but have been expensed as incurred. Total acquisition-related transaction costs incurred by us were $0.6 million during 2018 and charged to selling, general and administrative expenses.
CTP’s results of operations have been included in our consolidated statements of income since the date of acquisition as part of the Structural Systems segment. Pro forma results of operations of the CTP acquisition have not been presented as the effect of the CTP acquisition was not material to our financial results.
Lightning Diversion Systems, LLC
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
The purchase price for LDS was $60.0 million, net of cash acquired, all payable in cash. We allocated the gross purchase price of $62.0 million to the assets acquired and liabilities assumed at estimated fair values. The estimated fair value of the assets acquired included $22.4 million of intangible assets, $2.2 million of cash, $1.7 million of inventories, $0.9 million of accounts receivable, $0.1 million of property and equipment, $0.1 million of other current assets, and $0.3 million of liabilities assumed. The excess of the purchase price over the aggregate fair values of $34.9 million was recorded as goodwill. The intangible assets acquired were comprised of $21.1 million for customer relationships and $1.3 million for trade name, both of which were assigned an estimated useful life of 15 years. All the goodwill was assigned to the Electronic Systems segment. Since the LDS acquisition, for tax purposes, was deemed an asset acquisition, the goodwill recognized was deductible for income tax purposes.
LDS’ results of operations have been included in our consolidated statements of income since the date of acquisition as part of the Electronic Systems segment.

Note 4. Restructuring Activities
Summary of 2017 Restructuring Plan
In November 2017, management approved and commenced a restructuring plan that was intended to increase operating efficiencies. We have recorded cumulative expenses of $23.6 million through December 31, 2018, with $8.8 million recorded during 2017.
In the Electronic Systems segment, we have recorded $2.6 million during 2018 and cumulative expenses of $3.8 million for severance and benefits which were classified as restructuring charges. We recorded during 2018 and on a cumulative basis, expenses of $0.9 million for loss on early exit from lease termination which was classified as restructuring charges. We also recorded during 2018 and on a cumulative basis, other expenses of $0.9 million which were classified as restructuring charges. In addition, we recorded during 2018 and on a cumulative basis, expenses of $0.2 million for professional service fees which were classified as restructuring charges. Further, we recorded during 2018 and on a cumulative basis, non-cash expenses of $0.1 million for inventory write down which were classified as cost of sales. Finally, we recorded during 2018 and on a cumulative basis, non-cash expenses of $0.1 million for property and equipment impairment which were classified as restructuring charges.
In the Structural Systems segment, we have recorded $1.3 million during 2018 and cumulative expenses of $3.0 million for severance and benefits which were classified as restructuring charges. We recorded $6.2 million during 2018 and on a cumulative basis, non-cash expenses of $9.8 million for property and equipment impairment which were classified as restructuring charges. We also recorded during 2018 and on a cumulative basis, non-cash expenses of $0.5 million for inventory write down which were classified as cost of sales. In addition, we recorded during 2018 and on a cumulative basis, other expenses of $0.4 million which were classified as restructuring charges.

In Corporate, we have recorded $1.0 million during 2018 and cumulative expenses of $1.4 million for severance and benefits which was classified as restructuring charges. We recorded $0.1 million during 2018 and on a cumulative basis, non-cash expenses of $1.4 million for stock-based compensation awards which were modified, all of which were classified as restructuring charges. In addition, we recorded during 2018 and on a cumulative basis, expenses of $1.0 million for professional service fees which were classified as restructuring charges.
As of December 31, 2018, we have accrued $2.8 million, $0.9 million, and $0.3 million for severance and benefits, professional service fees, and loss on early exit from lease in the Electronic Systems segment, Structural Systems segment, and Corporate, respectively.
Our restructuring activities for 2018 and 2017 were as follows (in thousands):

	December 31, 2017	2018				December 31, 2018
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$2,659	$5,018	$(4,346)	$—	$(700)	$2,631
Modification of stock-based compensation awards	—	105	—	(105)	—	—
Lease termination	66	864	(69)	—	—	861
Property and equipment impairment due to restructuring	—	6,207	—	(6,207)	—	—
Professional service fees	—	1,165	(1,122)	—	—	43
Other	—	1,312	(896)	—	—	416
Total charged to restructuring charges	2,725	14,671	(6,433)	(6,312)	(700)	3,951
Inventory reserve	—	121	—	—	(71)	50
Total charged to cost of sales	—	121	—	—	(71)	50
Ending balance	$2,725	$14,792	$(6,433)	$(6,312)	$(771)	$4,001

Note 5. Inventories
Inventories consisted of the following:

	(In thousands) December 31,
	2018	2017
Raw materials and supplies	$89,767	$65,221
Work in process	9,199	62,584
Finished goods	2,159	10,665
	101,125	138,470
Less progress payments	—	16,309
Total	$101,125	$122,161
The December 31, 2017 balances were prior to the adoption of ASC 606 and as such, we netted progress payments from customers related to inventory purchases against inventories on the consolidated balance sheets. See Note 2.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following:

	(In thousands) December 31,		Range of Estimated
	2018	2017	Useful Lives
Land	$15,662	$15,662
Buildings and improvements	57,642	57,024	5 - 40 Years
Machinery and equipment	160,163	146,175	2 - 20 Years
Furniture and equipment	19,676	21,127	2 - 10 Years
Construction in progress	8,742	13,480
	261,885	253,468
Less accumulated depreciation	154,840	143,216
Total	$107,045	$110,252
Depreciation expense was $13.5 million, $13.2 million and $13.3 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 7. Goodwill and Other Intangible Assets
Goodwill
The carrying amounts of goodwill, by operating segment, for the years ended December 31, 2018 and 2017 were as follows:

	(In thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$—	$199,157
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2017	117,435	—	117,435
Goodwill from acquisition during the period	—	18,622	18,622
Balance at December 31, 2018	$117,435	$18,622	$136,057
We perform our annual goodwill impairment test as of the first day of the fourth quarter. If certain factors occur, including significant under performance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, a decision to divest individual businesses within a reporting unit, or a decision to group individual businesses differently, we may perform an impairment test prior to the fourth quarter.
In the fourth quarter of 2018, the carrying amount of goodwill at the date of the most recent annual impairment evaluation for Electronic Systems and Structural Systems was $117.5 million and $18.6 million, respectively. As of the date of our 2018 annual evaluation for goodwill impairment, we used a qualitative assessment including 1) margin of passing most recent step 1 analysis, 2) earnings before interest, taxes, depreciation, and amortization, 3) long-term growth rate, 4) analyzing material adverse factors/changes between valuation dates, 5) general macroeconomic factors, and 6) industry and market conditions, noting it was not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus, goodwill was not deemed impaired.
On April 23, 2018, we acquired 100.0% of the outstanding equity interests of CTP for a purchase price of $30.7 million, net of cash acquired. We allocated the gross purchase price of $30.8 million to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase over the aggregate fair values was recorded as goodwill. See Note 3.
In September 2017, we acquired 100.0% of the outstanding equity interests of LDS for a purchase price of $60.0 million, net of cash acquired. We allocated the gross purchase price of $62.0 million to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase over the aggregate fair values was recorded as goodwill. See Note 3.
Other intangible assets are related to acquisitions, including CTP, and recorded at fair value at the time of the acquisition. Other intangible assets with finite lives are generally amortized on the straight-line method over periods ranging from 10 to 18 years. Intangible assets are as follows:

		(In thousands)
		December 31, 2018			December 31, 2017
	Wtd. Avg Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived assets
Customer relationships	17	$187,200	$77,824	$109,376	$180,300	$67,449	$112,851
Trade names	13	2,500	193	2,307	1,300	26	1,274
Contract renewal	14	1,845	1,625	220	1,845	1,493	352
Technology	15	400	211	189	400	184	216
Total		$191,945	$79,853	$112,092	$183,845	$69,152	$114,693
The carrying amount of other intangible assets by operating segment as of December 31, 2018 and 2017 was as follows:

	(In thousands)
	December 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
Other intangible assets
Electronic Systems	$164,545	$62,108	$102,437	$164,545	$52,688	$111,857
Structural Systems	27,400	17,745	9,655	19,300	16,464	2,836
Total	$191,945	$79,853	$112,092	$183,845	$69,152	$114,693
Amortization expense of other intangible assets was $10.7 million, $9.3 million and $9.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Future amortization expense by operating segment is expected to be as follows:

	(In thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
2019	$9,419	$1,401	$10,820
2020	9,348	1,300	10,648
2021	9,287	1,191	10,478
2022	9,288	1,130	10,418
2023	9,287	1,072	10,359
Thereafter	55,808	3,561	59,369
	$102,437	$9,655	$112,092

Note 8. Accrued Liabilities
The components of accrued liabilities consisted of the following:

	(In thousands) December 31,
	2018	2017
Accrued compensation	$29,616	$18,925
Accrued income tax and sales tax	82	71
Customer deposits	—	3,970
Provision for forward loss reserves	—	1,226
Other	8,088	4,137
Total	$37,786	$28,329

The December 31, 2017 balances of customer deposits and provision for forward losses were prior to the adoption of ASC 606 and as such, classified as accrued liabilities rather than contract liabilities on the consolidated balance sheets. See Note 2.

Note 9. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands) December 31,
	2018	2017
Term loan	$233,000	$160,000
Revolving credit facility	—	58,100
Total debt	233,000	218,100
Less current portion	2,330	—
Total long-term debt	230,670	218,100
Less debt issuance costs	3,709	2,045
Total long-term debt, net of debt issuance costs	$226,961	$216,055
Weighted-average interest rate	4.71%	3.73%
Future long-term debt payments at December 31, 2018 were as follows:

(In thousands)
2019	$2,330
2020	2,330
2021	2,330
2022	2,330
2023	2,330
Thereafter	221,350
Total	$233,000
On November 21, 2018, we completed new credit facilities to replace the Existing Credit Facilities. The new credit facilities consist of a $240.0 million senior secured term loan, which matures on November 21, 2025 (“New Term Loan”), and a $100.0 million senior secured revolving credit facility (“New Revolving Credit Facility”), which matures on November 21, 2023 (collectively, the “New Credit Facilities”).
The New Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 3.75% to 4.00% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 3.75% to 4.00% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the New Term Loan requires installment payments of 0.25% of the outstanding principal balance of the New Term Loan amount on a quarterly basis.
The New Revolving Credit Facility bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.75% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.75% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. The undrawn portion of the commitment of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.200% to 0.300%, based upon the consolidated total net adjusted leverage ratio.
Further, if we meet the annual excess cash flow threshold, we will be required to make excess flow payments. The annual mandatory excess cash flow payments will be based on (i) 50% of the excess cash flow amount if the adjusted leverage ratio is greater than 3.25 to 1.0, (ii) 25% of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 3.25 to 1.0 but greater than 2.50 to 1.0, and (iii) zero percent of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 2.50 to 1.0. As of December 31, 2018, we were in compliance with all covenants required under the New Credit Facilities.
We have been making periodic voluntary principal prepayments on our Existing Credit Facilities and in conjunction with the closing of the New Credit Facilities on November 21, 2018, we drew down $240.0 million on the New Term Loan, $7.9 million on the New Revolving Credit Facility and used those proceeds along with current cash on hand to pay off the Existing Credit Facilities of $247.9 million. The New Term Loan replacing the term loan that was a part of the Existing Credit Facilities (“Existing Term Loan”) was considered an extinguishment of debt except for the portion related to a creditor that was part of the Existing Term Loan and the New Term Loan and in which case, it was considered a modification of debt. As a result, we expensed the portion of the unamortized debt issuance costs related to the Existing Term Loan that was considered an extinguishment of debt of $0.4 million. In addition, the New Revolving Credit Facility replacing the existing revolving credit facility that was part of the Existing Credit Facilities (“Existing Revolving Credit Facility”) was considered an extinguishment of debt except for the portion related to the creditors that were part of the Existing Revolving Credit Facility and the New Revolving Credit Facility and in which case, it was considered a modification of debt. As a result, we expensed the portion of the unamortized debt issuance costs related to the Existing Revolving Credit Facility that was considered an extinguishment of debt of $0.5 million. As such, an aggregate total loss on extinguishment of debt of $0.9 million was recorded in 2018.
Further, we incurred $3.5 million of new debt issuance costs that can be capitalized related to the New Credit Facilities, of which $1.7 million were allocated to the New Term Loan and the $1.8 million was allocated to the New Revolving Credit facility. The New Term Loan new debt issuance costs of $1.7 million and remaining unamortized Existing Term Loan debt issuance costs of $0.1 million, for an aggregate total of $1.8 million of debt issuance costs related to the New Term Loan were capitalized and are being amortized over the seven year life of the New Term Loan. The New Revolving Credit Facility new debt issuance costs of $1.8 million and remaining unamortized Existing Revolving Credit Facility debt issuance costs of $0.2 million, for an aggregate total of $2.0 million of debt issuance costs related to the New Revolving Credit Facility were capitalized and are being amortized over the five years life of the New Existing Revolving Credit Facility.
On April 23, 2018, we acquired Certified Thermoplastics Co., LLC (“CTP”) for a purchase price of $30.7 million, net of cash acquired, all payable in cash. We paid an aggregate of $30.8 million in cash by drawing down on the Existing Revolving Credit Facility. See Note 3.
In September 2017, we acquired LDS for a purchase price of $60.0 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid $61.4 million in cash by drawing down on the Revolving Credit Facility. The remaining $0.6 million was paid in October 2017 in cash, also by drawing down on the Revolving Credit Facility. See Note 3.
As of December 31, 2018, we had $99.7 million of unused borrowing capacity under the New Revolving Credit Facility, after deducting $0.3 million for standby letters of credit.
The New Credit Facilities were entered into by us (“Parent Company”) and guaranteed by all of our subsidiaries, other than two subsidiaries that were considered minor (“Subsidiary Guarantors”). The Subsidiary Guarantors jointly and severally guarantee the New Credit Facilities. The Parent Company has no independent assets or operations and therefore, no consolidating financial information for the Parent Company and its subsidiaries are presented.
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with a portion of these interest rate cap hedges maturing on a quarterly basis, and a final quarterly maturity date of June 2020, in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with the interest rate cap hedges. See Note 1 for further information.
In December 2018, 2017, and 2016, we entered into agreements to purchase $2.2 million, $14.2 million, and $9.9 million of industrial revenue bonds (“IRBs”) issued by the city of Parsons, Kansas (“Parsons”) and concurrently, sold $2.2 million, $14.2 million, and $9.9 million of property and equipment (“Property”) to Parsons as well as entered into lease agreements to lease the Property from Parsons (“Lease”) with lease payments totaling $2.2 million, $14.2 million, and $9.9 million over the lease terms, respectively. The sale of the Property and concurrent lease back of the Property in December 2018, 2017, and 2016 did not meet the sale-leaseback accounting requirements as a result of our continuous involvement with the Property and thus, the $2.2 million, $14.2 million, and $9.9 million in cash received from Parsons was not recorded as a sale but as a financing obligation, respectively. Further, the Lease included a right of offset so long as we continue to own the IRBs and thus, the financing obligations of $2.2 million, $14.2 million, and $9.9 million were offset against the $2.2 million, $14.2 million, and $9.9 million, respectively, of IRBs assets and are presented net on the consolidated balance sheets with no impact to the consolidated statements of income or consolidated cash flow statements.

Note 10. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At December 31, 2018 and 2017, no preferred shares were issued or outstanding.

Note 11. Stock-Based Compensation
Stock Incentive Compensation Plans
We currently have two stock incentive plans: i) the 2013 Stock Incentive Plan, as amended (the “2013 Plan”), which expires on May 2, 2028, provided that Incentive Stock Options may not be granted after February 21, 2028, and ii) the 2018 Employee Stock Purchase Plan (“ESPP”). The 2013 Plan permit awards of stock options, restricted stock units, performance stock units and other stock-based awards to our officers, key employees and non-employee directors on terms determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The aggregate number of shares available for issuance under the 2013 Plan is 1,690,000. Under the 2013 Plan, no more than an aggregate of 337,693 shares are available for issue of stock-based awards other than stock options and stock appreciation rights after December 31, 2017. As of December 31, 2018, shares available for future grant under the 2013 Plan are 490,930. Prior to the adoption of the 2013 Plan, we granted stock-based awards to purchase shares of our common stock under certain predecessor plans. No further awards can be granted under these predecessor plans.
Employee Stock Purchase Plan
The ESPP was adopted by the Board of Directors and approved by the shareholders in 2018, including 750,000 shares that can be awarded. The first offering period will begin on February 1, 2019. Under the ESPP, our employees who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period and the discount will be treated as compensation to those employees. Employees purchase common stock using payroll deductions, which may not exceed 10% of their eligible compensation and other limitations. The Compensation Committee administers the ESPP. As of December 31, 2018, there are 750,000 shares available for future award grants.
Stock Options

In the years ended December 31, 2018, 2017, and 2016, we granted stock options to our officers and key employees of 176,940, 129,400, and 123,500, respectively, with weighted-average grant date fair values of $12.87, $11.88, and $6.53, respectively. Stock options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire not more than ten years from the date of grant. The stock options typically vest over a period of three or four years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. If an employee terminates employment, the non-vested portion of the stock options will not vest and all rights to the non-vested portion will terminate completely.

Stock option activity for the year ended December 31, 2018 were as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	306,225	$23.38
Granted	176,940	$33.41
Exercised	(84,800)	$21.48
Expired	(6,075)	$19.45
Forfeited	(29,065)	$28.90
Outstanding at December 31, 2018	363,225	$28.33	6.9	$2,934
Exerciseable at December 31, 2018	71,212	$23.09	3.8	$942

Changes in nonvested stock options for the year ended December 31, 2018 were as follows:

	Number of Stock Options	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	219,800	$11.07
Granted	176,940	$12.87
Vested	(75,662)	$10.71
Forfeited	(29,065)	$11.54
Nonvested at December 31, 2018	292,013	$12.20
The aggregate intrinsic value of stock options represents the amount by which the market price of our common stock exceeds the exercise price of the stock option. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2018, 2017 and 2016 was $1.3 million, $2.5 million, and $1.3 million, respectively. Cash received from stock options exercised for the years ended December 31, 2018, 2017 and 2016 was $1.8 million, $4.3 million, and $2.1 million, respectively, with related tax benefits of $0.3 million, $0.9 million, and $0.5 million, respectively. The total amount of stock options vested and expected to vest in the future is 363,225 shares with a weighted-average exercise price of $28.33 and an aggregate intrinsic value of $2.9 million. These stock options have a weighted-average remaining contractual term of 6.9 years.
The share-based compensation cost expensed for stock options for the years ended December 31, 2018, 2017, and 2016 (before tax benefits) was $0.9 million, $0.7 million, and $0.8 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2018, total unrecognized compensation cost (before tax benefits) related to stock options of $2.5 million is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of stock options vested during the years ended December 31, 2018, 2017, and 2016 was $0.8 million, $0.8 million, and $0.9 million, respectively.
We apply fair value accounting for stock-based compensation based on the grant date fair value estimated using a Black-Scholes-Merton (“Black-Scholes”) valuation model. The assumptions used to compute the fair value of stock option grants under the Stock Incentive Plans for years ended December 31, 2018, 2017, and 2016 were as follows:

	Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.65%	1.75%	1.20%
Expected volatility	53.66%	50.37%	51.79%
Expected dividends	—	—	—
Expected term (in months)	36	48	48
We recognize compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. We have award populations with option vesting terms of three and four years. We estimate the forfeiture rate based on our historic experience, attempting to determine any discernible activity patterns. The expected life computation is based on historic exercise patterns and post-vesting termination behavior. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is derived from historical volatility of our common stock. We suspended payments of dividends after the first quarter of 2011.
Restricted Stock Units
We granted restricted stock units (“RSUs”) to certain officers, key employees and non-employee directors of 81,230, 135,350, and 139,450 RSUs during the years ended December 31, 2018, 2017, and 2016, respectively, with weighted-average grant date fair values (equal to the fair market value of our stock on the date of grant) of $32.36, $28.97, and $15.97 per share, respectively. RSUs represent a right to receive a share of stock at future vesting dates with no cash payment required from the holder. The RSUs typically have a three year vesting term of 33%, 33% and 34% on the first, second and third anniversaries of the date of grant, respectively. If an employee terminates employment, their non-vested portion of the RSUs will not vest and all rights to the non-vested portion will terminate.

Restricted stock unit activity for the year ended December 31, 2018 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2018	185,344	$25.14
Granted	81,230	$32.36
Vested	(89,513)	$24.57
Forfeited	(19,124)	$26.85
Outstanding at December 31, 2018	157,937	$28.96
The share-based compensation cost expensed for RSUs for the years ended December 31, 2018, 2017, and 2016 (before tax benefits) was $2.1 million, $2.0 million, and $1.8 million respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2018, total unrecognized compensation cost (before tax benefits) related to RSUs of $3.0 million is expected to be recognized over a weighted average period of 1.9 years. The total fair value of RSUs vested for the years ended December 31, 2018, 2017, and 2016 was $2.7 million, $3.0 million, and $1.3 million, respectively. The tax benefit realized from vested RSUs for the years ended December 31, 2018, 2017, and 2016 was $0.6 million, $1.1 million, and $0.7 million, respectively.
Performance Stock Units
We granted performance stock awards (“PSUs”) to certain key employees of 64,700, 126,000, and 62,500 PSUs during the years ended December 31, 2018, 2017, and 2016, respectively, with weighted-average grant date fair values of $35.16, $26.31, and $15.92 per share, respectively. PSU awards are subject to the attainment of performance goals established by the Compensation Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals are based on a pre-established objective formula that specifies the manner of determining the number of performance stock awards that will be granted if performance goals are attained. If an employee terminates employment, their non-vested portion of the PSUs will not vest and all rights to the non-vested portion will terminate.

Performance stock activity for the year ended December 31, 2018 was as follows:

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2018	221,500	$23.52
Granted	64,700	$35.16
Adjustment for target performance	3,000	$20.72
Vested	(9,146)	$25.04
Forfeited	(43,354)	$26.29
Outstanding at December 31, 2018	236,700	$26.21
The share-based compensation cost expensed for PSUs for the years ended December 31, 2018, 2017, and 2016 (before tax benefits) was $1.9 million, $2.0 million and $0.4 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2018, total unrecognized compensation cost (before tax benefits) related to PSUs of $3.1 million is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of PSUs vested during the years ended December 31, 2018, 2017, and 2016, was $0.3 million, $1.2 million, and $1.1 million, respectively. The tax benefit realized from PSUs for the years ended December 31, 2018, 2017, and 2016 were $0.1 million, $0.5 million, and $0.2 million, respectively.

Note 12. Employee Benefit Plans
Supplemental Retirement Plans
We have three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers certain current and retired employees and further employee contributions to this plan were suspended on August 5, 2011. The liability for the third plan and interest thereon is included in accrued employee compensation and long-term liabilities and was $0.7 million and $0.1 million, respectively, at December 31, 2018 and $0.1 million and $0.7 million, respectively, at December 31, 2017. The accumulated benefit obligations of the first two plans at December 31, 2018 and December 31, 2017 were both $0.6 million, and are included in accrued liabilities.
Defined Contribution 401(K) Plans
We sponsor a 401(k) defined contribution plan for all our employees. The plan allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan, we generally provide a match equal to 50% of the employee’s contributions up to the first 6% of compensation, except for union employees who are not eligible to receive the match. Our provision for matching and profit sharing contributions for the three years ended December 31, 2018, 2017, and 2016 was $2.6 million, $2.7 million, and $2.7 million, respectively.
Other Plans
We have a defined benefit pension plan covering certain hourly employees of a subsidiary (the “Pension Plan”). Pension Plan benefits are generally determined on the basis of the retiree’s age and length of service. Assets of the Pension Plan are composed primarily of fixed income and equity securities. We also have a retirement plan covering certain current and retired employees (the “LaBarge Retirement Plan”). As part of the acquisition of CTP, we acquired their defined benefit pension plan (the “CTP Pension Plan”), which covers certain current and retired employees that was fully funded by CTP as of the acquisition date of April 23, 2018. The CTP Pension Plan has been suspended as of the acquisition date but continues to cover certain current and former CTP employees. The CTP Pension Plan gross assets, liabilities, and current year expense are immaterial for disclosure purposes. The CTP Pension Plan is in the process of being liquidated with a termination date of July 31, 2018 and it may take up to 12 to 18 months to be completed.
The components of net periodic pension cost for all three plans are as follows:

	(In thousands) Years Ended December 31,
	2018	2017	2016
Service cost	$601	$531	$531
Interest cost	1,268	1,329	1,367
Expected return on plan assets	(1,784)	(1,530)	(1,482)
Amortization of actuarial losses	743	810	762
Net periodic pension cost	$828	$1,140	$1,178
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for 2018 were as follows:

(In thousands) Year Ended December 31,
2018
Amortization of actuarial loss - total before tax (1)	$743
Tax benefit	(173)
Net of tax	$570

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

The estimated net actuarial loss for both plans that will be amortized from accumulated other comprehensive loss into net periodic cost during 2019 is $0.9 million.

The obligations, fair value of plan assets, and funded status of both plans are as follows:

	(In thousands) December 31,
	2018	2017
Change in benefit obligation(1)
Beginning benefit obligation (January 1)	$36,002	$33,154
Service cost	601	531
Interest cost	1,268	1,329
Actuarial (gain) loss	(2,415)	2,449
Benefits paid	(1,505)	(1,461)
Ending benefit obligation (December 31)	$33,951	$36,002
Change in plan assets
Beginning fair value of plan assets (January 1)	$25,646	$22,015
Return on assets	(1,951)	3,481
Employer contribution	1,559	1,611
Benefits paid	(1,505)	(1,461)
Ending fair value of plan assets (December 31)	$23,749	$25,646
Funded status (underfunded)	$(10,202)	$(10,356)
Amounts recognized in the consolidated balance sheet
Current liabilities	$580	$560
Non-current liabilities	$9,622	$9,796
Unrecognized loss included in accumulated other comprehensive loss
Beginning unrecognized loss, before tax (January 1)	$8,908	$9,220
Amortization	(743)	(810)
Liability (gain) loss	(2,415)	2,449
Asset loss (gain)	3,735	(1,951)
Ending unrecognized loss, before tax (December 31)	9,485	8,908
Tax impact	(2,263)	(3,309)
Unrecognized loss included in accumulated other comprehensive loss, net of tax	$7,222	$5,599

(1)	Projected benefit obligation equals the accumulated benefit obligation for the plans.
On December 31, 2018, our annual measurement date, the accumulated benefit obligation exceeded the fair value of the plans assets by $10.2 million. Such excess is referred to as an unfunded accumulated benefit obligation. We recorded unrecognized loss included in accumulated other comprehensive loss, net of tax at December 31, 2018 and 2017 of $7.2 million and $5.6 million, respectively, which decreased shareholders’ equity. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be decreased or be eliminated if either interest rates increase or market performance and plan returns improve which will cause the Pension Plan to return to fully funded status.
Our Pension Plan asset allocations at December 31, 2018 and 2017, by asset category, were as follows:

	December 31,
	2018	2017
Equity securities	57%	70%
Cash and equivalents	1%	1%
Debt securities	42%	29%
Total(1)	100%	100%

(1)	Our overall investment strategy is to achieve an asset allocation within the following ranges to achieve an appropriate rate of return relative to risk.

Cash	0-5%
Fixed income securities	15-75%
Equities	30-80%
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

	(In thousands) Year Ended December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$153	$—	$—	$153
Fixed income securities	3,647	—	—	3,647
Equities(1)	1,475	—	—	1,475
Other investments	851	—	—	851
Total plan assets at fair value	$6,126	$—	$—	6,126
Pooled funds				17,623
Total fair value of plan assets				$23,749

	(In thousands) Year Ended December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$135	$—	$—	$135
Fixed income securities	3,494	—	—	3,494
Equities(1)	1,625	—	—	1,625
Other investments	910	—	—	910
Total plan assets at fair value	$6,164	$—	$—	6,164
Pooled funds				19,482
Total fair value of plan assets				$25,646

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

The weighted-average assumptions used to determine the net periodic benefit costs under the two plans were as follows:

	Years Ended December 31,
	2018	2017	2016
Discount rate used to determine pension expense
Pension Plan	3.64%	4.18%	4.55%
LaBarge Retirement Plan	3.40%	3.75%	4.00%

The weighted-average assumptions used to determine the benefit obligations under the two plans were as follows:

	December 31,
	2018	2017	2016
Discount rate used to determine value of obligations
Pension Plan	4.23%	3.64%	4.18%
LaBarge Retirement Plan	4.00%	3.40%	3.75%
Long-term rate of return - Pension Plan only	7.00%	7.00%	7.50%
The following benefit payments under both plans, which reflect expected future service, as appropriate, are expected to be paid:

	(In thousands)
	Pension Plan	LaBarge Retirement Plan
2019	$1,206	$581
2020	1,282	561
2021	1,378	538
2022	1,479	512
2023	1,522	483
2024 - 2028	8,741	1,991
Our funding policy is to contribute cash to our plans so that the minimum contribution requirements established by government funding and taxing authorities are met. We expect to make contributions of $0.9 million to the plans in 2019.

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

Note 14. Leases
We lease certain facilities and equipment for periods ranging from one to ten years. The leases generally are renewable and provide for the payment of property taxes, insurance and other costs relative to the property. Rental expense in 2018, 2017, and 2016 was $5.3 million, $5.0 million, and $4.9 million, respectively. Future minimum rental payments under operating leases having initial or remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

(In thousands)
2019	$3,680
2020	3,405
2021	2,789
2022	1,404
2023	980
Thereafter	580
Total	$12,838

Note 15. Income Taxes
Our pre-tax income attributable to foreign operations was not material. The provision for income tax (benefit) expense consisted of the following:

	(In thousands) Years Ended December 31,
	2018	2017	2016
Current tax expense
Federal	$474	$2,387	$5,953
State	1,260	525	2,982
	1,734	2,912	8,935
Deferred tax (benefit) expense
Federal	(789)	(15,515)	3,876
State	291	135	41
	(498)	(15,380)	3,917
Income tax expense (benefit)	$1,236	$(12,468)	$12,852
On December 22, 2017, the U. S. enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”) which, among a broad range of tax reform measures, reduced the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018. The reduction in the corporate tax rate required the federal portion of our deferred tax assets and liabilities at December 31, 2017 to be re-measured at the enacted tax rate expected to apply when the temporary differences are to be realized or settled using 21.0%. As a result, we recorded a provisional deferred income tax benefit of $13.0 million related to the re-measurement for the year ended December 31, 2017. SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the 2017 Tax Act was passed late in the fourth quarter of 2017, and ongoing tax guidance and accounting interpretation were expected during 2018, we considered the accounting of the deferred tax re-measurement and other items to be incomplete as of December 31, 2017. Based on our review of proposed tax regulations and related guidance issued and available as of December 22, 2018, we determined that no refinements were needed to the tax positions and provisional amounts recorded in the fourth quarter of 2017 and finalized the accounting of the tax effects of the 2017 Tax Act as of December 31, 2018.
ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), became effective beginning January 1, 2017 and required all the tax effects related to share-based payments be recorded through the income statement. We recognized net income tax benefits from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes of $0.2 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively. Prior to January 1, 2017, the current income tax expense (benefit) excluded net (tax shortfalls) excess tax benefits which were previously recorded directly to additional paid-in-capital in the amount of $(0.1) million for the year ended December 31, 2016.

Deferred tax (liabilities) assets were comprised of the following:

	(In thousands) December 31,
	2018	2017
Deferred tax assets:
Accrued expenses	$704	$313
Allowance for doubtful accounts	267	208
Contract overrun reserves	1,263	294
Deferred compensation	302	177
Employment-related accruals	4,252	2,091
Environmental reserves	479	501
Federal tax credit carryforwards	288	5,613
Inventory reserves	1,757	1,315
Pension obligation	2,324	2,398
State net operating loss carryforwards	51	86
State tax credit carryforwards	9,075	9,051
Stock-based compensation	1,661	1,480
Workers’ compensation	51	75
Other	1,538	1,492
Total gross deferred tax assets	24,012	25,094
Valuation allowance	(9,083)	(9,013)
Total gross deferred tax assets, net of valuation allowance	14,929	16,081
Deferred tax liabilities:
Deferred revenue	(649)	—
Depreciation	(7,951)	(7,976)
Goodwill	(3,963)	(2,902)
Intangibles	(19,905)	(20,611)
Prepaid insurance	(223)	(312)
Total gross deferred tax liabilities	(32,691)	(31,801)
Net deferred tax liabilities	$(17,762)	$(15,720)
We have net operating losses in various states of $2.0 million as of December 31, 2018. The state net operating loss carryforwards include $1.9 million that is not expected to be realized under ASC Subtopic 740-10 and has been reduced by a valuation allowance. If not realized, the state net operating loss carryforwards will begin to expire in 2030.
We have federal and state tax credit carryforwards of $2.6 million and $13.0 million, respectively, as of December 31, 2018. A valuation allowance of $11.5 million has been provided on state tax credit carryforwards that are not expected to be realized under ASC Subtopic 740-10. If not realized, the federal and state tax credit carryforwards will expire between 2019 and 2038.
We believe it is more likely than not that we will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation between the statutory and effective tax rates were as follows:

	Years Ended December 31,
	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
State income taxes (net of federal benefit)	5.3	2.5	5.7
Qualified domestic production activities	—	(2.6)	(2.0)
Stock-based compensation expense	(1.9)	(8.2)	—
Research and development tax credits	(32.0)	(50.6)	(8.6)
Other tax credits	(1.2)	(7.5)	—
Changes in valuation allowance	0.7	10.6	0.9
Non-deductible book expenses	8.2	1.1	0.2
Changes in deferred tax assets	12.1	15.4	1.5
Re-measurement of deferred taxes for 2017 Tax Act	—	(171.3)	—
Changes in tax reserves	1.2	11.4	—
Other	(1.4)	0.4	1.0
Effective income tax (benefit) rate	12.0%	(163.8)%	33.7%
As a result of the 2017 Tax Act, we began utilizing the enacted U.S. corporate rate of 21.0% for the tax year 2018 and beyond.
Our total amount of unrecognized tax benefits was $5.3 million, $5.3 million, and $3.0 million at December 31, 2018, 2017, and 2016, respectively. We record interest and penalty charge, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of December 31, 2018, 2017, and 2016 were not significant. If recognized, $3.6 million would affect the effective income tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	(In thousands) Years Ended December 31,
	2018	2017	2016
Balance at January 1,	$5,271	$3,036	$2,963
Additions for tax positions related to the current year	419	422	476
Additions for tax positions related to prior years	92	1,953	385
Reductions for tax positions related to prior years	(499)	(99)	(567)
Reductions for lapse of statute of limitations	—	(41)	(221)
Balance at December 31,	$5,283	$5,271	$3,036
We file U.S. Federal and state income tax returns. During the fourth quarter of 2017, the Internal Revenue Service (“IRS”) completed the audit of tax years 2013, 2014, and 2015. Consequently, Federal income tax returns after 2015 are subject to examination. California franchise (income) tax returns after 2013 and other state income tax returns after 2013 are subject to examination. While we are no longer subject to examination prior to those periods, carryforwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.

Note 16. Contingencies
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at December 31, 2018, which is reflected in other long-term liabilities on its consolidated balance sheet.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. Ducommun has established an accrual for its estimated liability in connection with the West Covina landfill of $0.4 million at December 31, 2018, which is reflected in other long-term liabilities on its consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Note 17. Major Customers and Concentrations of Credit Risk
We provide proprietary products and services to the Department of Defense and various United States Government agencies, and most of the aerospace and aircraft manufacturers who receive contracts directly from the U.S. Government as an original equipment manufacturer (“Primes”). In addition, we also service technology-driven markets in the industrial, medical and other end-use markets. As a result, we have significant net revenues from certain customers. Accounts receivable were diversified over a number of different commercial, military and space programs and were made by both operating segments. Net revenues from our top ten customers, including The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed Martin”), Raytheon Company (“Raytheon”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”), represented the following percentages of total net sales:

	Years Ended December 31,
	2018	2017	2016
Boeing	17.0%	16.3%	17.3%
Lockheed Martin	4.4%	5.5%	5.6%
Raytheon	11.7%	13.5%	8.4%
Spirit	9.5%	8.2%	8.2%
United Technologies	4.6%	4.7%	5.3%
Top ten customers (1)	62.9%	62.5%	58.7%
(1) Includes Boeing, Lockheed Martin, Raytheon, Spirit, and United Technologies.
Boeing, Lockheed Martin, Raytheon, Spirit, and United Technologies represented the following percentages of total accounts receivable:

	December 31,
	2018	2017
Boeing	8.0%	7.8%
Lockheed Martin	2.5%	5.9%
Raytheon	3.2%	1.4%
Spirit	—%	13.5%
United Technologies	2.5%	2.3%
In 2018, 2017 and 2016, net revenues from foreign customers based on the location of the customer were $71.9 million, $57.2 million and $56.4 million, respectively. No net revenues from a foreign country were greater than 3.0% of total net revenues in 2018, 2017, and 2016. We have manufacturing facilities in Thailand and Mexico. Our net revenues, profitability and identifiable long-lived assets attributable to foreign revenues activity were not material compared to our net revenues, profitability and identifiable long-lived assets attributable to our domestic operations during 2018, 2017, and 2016. We are not subject to any significant foreign currency risks as all our sales are made in United States dollars.

Note 18. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, Electronic Systems and Structural Systems, each of which is an operating segment as well as a reportable segment.
Financial information by reportable segment was as follows:

	(In thousands) Years Ended December 31,
	2018	2017	2016
Net Revenues
Electronic Systems	$337,868	$316,723	$304,177
Structural Systems	291,439	241,460	246,465
Total Net Revenues	$629,307	$558,183	$550,642
Segment Operating Income (Loss) (2)(3)
Electronic Systems	$30,916	$31,236	$29,284
Structural Systems	19,063	5,790	16,844
	49,979	37,026	46,128
Corporate General and Administrative Expenses (1)(2)(3)	(26,061)	(21,392)	(16,912)
Operating Income	$23,918	$15,634	$29,216
Depreciation and Amortization Expenses
Electronic Systems	$14,223	$13,888	$14,087
Structural Systems	10,525	8,860	8,688
Corporate Administration	548	97	85
Total Depreciation and Amortization Expenses	$25,296	$22,845	$22,860
Capital Expenditures
Electronic Systems	$6,719	$5,019	$3,032
Structural Systems	9,104	20,679	15,661
Corporate Administration	514	775	—
Total Capital Expenditures	$16,337	$26,473	$18,693

(1)	Includes cost not allocated to either the Electronic Systems or Structural Systems operating segments.

(2)
The results for 2018 includes CTP’s results of operations which have been included in our consolidated statements of income since the date of acquisition as part of the Structural Systems segment. See Note 3.

(3)
The results for 2017 includes LDS’ results of operations which have been included in our consolidated statements of income since the date of acquisition as part of the Electronic Systems segment. See Note 3.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets for 2018 and 2017:

	(In thousands) December 31,
	2018	2017
Total Assets
Electronic Systems	$405,743	$362,831
Structural Systems	226,304	193,600
Corporate Administration	16,096	10,322
Total Assets	$648,143	$566,753
Goodwill and Intangibles
Electronic Systems	$219,872	$229,292
Structural Systems	28,277	2,836
Total Goodwill and Intangibles	$248,149	$232,128
On April 23, 2018, we acquired 100.0% of the outstanding equity interests of CTP for a purchase price of $30.7 million, net of cash acquired. We allocated the gross purchase price of $30.8 million to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill. See Note 3.
In September 2017, we acquired 100.0% of the outstanding equity interests of LDS for a purchase price of $60.0 million, net of cash acquired. We allocated the gross purchase price of $62.0 million to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase over the aggregate fair values was recorded as goodwill. See Note 3.

Note 19. Supplemental Quarterly Financial Data (Unaudited)

	(In thousands, except per share amounts)
	Three Months Ended 2018				Three Months Ended 2017
	Dec 31	Sep 29	Jun 30	Mar 31	Dec 31	Sep 30	Jul 1	Apr 1
Net Revenues	$164,183	$159,842	$154,827	$150,455	$142,258	$138,690	$140,938	$136,297
Gross Profit	32,697	31,116	32,028	26,755	25,772	26,087	26,269	25,005
Income (Loss) Before Taxes	1,791	4,290	1,833	2,357	(5,057)	5,595	4,564	2,507
Income Tax Expense (Benefit)	1,118	119	242	(243)	(14,541)	940	741	392
Net Income	$673	$4,171	$1,591	$2,600	$9,484	$4,655	$3,823	$2,115
Earnings Per Share
Basic earnings per share	$0.06	$0.37	$0.14	$0.23	$0.84	$0.41	$0.34	$0.19
Diluted earnings per share	$0.06	$0.36	$0.14	$0.22	$0.82	$0.41	$0.33	$0.18
In the fourth quarter of 2018, we recorded restructuring charges of $3.8 million as part of a restructuring plan that commenced during the fourth quarter of 2017. See Note 4.
In the third quarter of 2018, we recorded restructuring charges of $3.4 million as part of a restructuring plan that commenced during the fourth quarter of 2017. See Note 4.
In the second quarter of 2018, we acquired 100.0% of the outstanding equity interests of CTP and CTP’s results of operations have been included in our consolidated statements of operations since the date of acquisition as part of the Structural Systems segment. See Note 3. In addition, we recorded restructuring charges of $5.4 million as part of a restructuring plan that commenced during the fourth quarter of 2017. See Note 4.
In the first quarter of 2018, we recorded restructuring charges of $2.2 million as part of a restructuring plan that commenced during the fourth quarter of 2017. See Note 4.
In the fourth quarter of 2017, we adopted the Tax Cuts and Jobs Act and as a result, recorded a provisional deferred income tax benefit of $13.0 million related to the re-measurement for the year ended December 31, 2017. See Note 15. In addition, we commenced a restructuring plan (“2017 Restructuring Plan”) and recorded restructuring charges of $8.8 million (with $0.5 million recorded as costs of sales). See Note 4.
In the third quarter of 2017, we acquired 100.0% of the outstanding equity interests of LDS and LDS’ results of operations have been included in our consolidated statements of operations since the date of acquisition as part of the Electronic Systems segment. See Note 3.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(in thousands)
SCHEDULE II

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/(Recoveries)	Balance at End of Period
2018
Allowance for Doubtful Accounts	$868	$776	$509	$1,135
Valuation Allowance on Deferred Tax Assets	$9,013	$70	$—	$9,083
2017
Allowance for Doubtful Accounts	$495	$334	$(39)	$868
Valuation Allowance on Deferred Tax Assets	$6,607	$2,406	$—	$9,013
2016
Allowance for Doubtful Accounts	$359	$233	$97	$495
Valuation Allowance on Deferred Tax Assets	$7,477	$(870)	$—	$6,607

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
2.3 Stock Purchase Agreement dated January 22, 2016, by and among Ducommun Incorporated, Ducommun LaBarge Technologies, Inc., as Seller, LaBarge Electronics, Inc., and Intervala, LLC, as Buyer. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 25, 2016.
2.4 Stock Purchase Agreement dated February 24, 2016, by and between Ducommun LaBarge Technologies, Inc., as Seller, and General Atomics, as Buyer. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2016.
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
3.3 Bylaws as amended and restated on March 19, 2013. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on March 22, 2013.
3.4 Amendment to Bylaws dated January 5, 2017. Incorporated by reference to Exhibit 99.2 to Form 8-K filed on January 9, 2017.
3.5 Amendment to Bylaws dated February 21, 2018. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018.
10.1 Credit Agreement, dated as of November 21, 2018, among Ducommun Incorporated, certain of its subsidiaries, Bank of America, N.A., as administrative agent, swingline lender and issuing bank, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 26, 2018.
*10.2 2007 Stock Incentive Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 29, 2010.
*10.3 2013 Stock Incentive Plan (Amended and Restated March 18, 2015). Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on April 22, 2015.
*10.4 2013 Stock Incentive Plan (Amended and Restated May 2, 2018). Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14a, filed on March 23, 2018.
*10.5 2018 Employee Stock Purchase Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 23, 2018.
*10.6 Form of Stock Option Agreement for 2016 and earlier. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.
*10.7 Form of Stock Option Agreement for 2017. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2016.
*10.8 Form of Stock Option Agreement for 2018 and after. Incorporated by reference to Exhibit 4.7 to Form S-8 filed on May 10, 2018.
*10.9 Form of Performance Stock Unit Agreement for 2014 and 2015. Incorporated by reference to Exhibit 10.19 to Form 10-Q for the period ended March 29, 2014.
*10.10 Form of Performance Stock Unit Agreement for 2016. Incorporated by reference to Exhibit 10.6 to Form 10-Q for the period ended April 2, 2016.
*10.11 Form of Performance Stock Unit Agreement for 2017. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the period ended April 1, 2017.
*10.12 Form of Restricted Stock Unit Agreement for 2016 and earlier. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on May 8, 2007.

Exhibit
No.        Description
*10.13 Form of Restricted Stock Unit Agreement for 2017 and after. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2016.
*10.14 Form of Directors’ Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on May 10, 2010.
*10.15 Performance Restricted Stock Unit Agreement dated January 23, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2016.

*10.16
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
*10.17 Ducommun Incorporated 2016 Bonus Plan. Incorporated by reference to Exhibit 99.3 to Form 8-K filed on March 1, 2016.
*10.18 Ducommun Incorporated 2017 Bonus Plan. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 27, 2017.
*10.19 Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.
*10.20 Key Executive Severance Agreement between Ducommun Incorporated and Stephen G. Oswald dated January 23, 2017. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on January 27, 2017.
*10.21 Form of Key Executive Severance Agreement between Ducommun Incorporated and each of the individuals listed below. Incorporated by reference to Exhibit 99.2 to Form 8-K filed on January 27, 2017. All of the Key Executive Severance Agreements are identical except for the name of the person and the address for notice:

Person	Date of Agreement
Douglas L. Groves	January 23, 2017
Jerry L. Redondo	January 23, 2017
Rosalie F. Rogers	January 23, 2017
Christopher D. Wampler	January 23, 2017
*10.22 Employment Letter Agreement dated January 3, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on January 9, 2017.
*10.23 Employment Letter Agreement dated December 19, 2016 between Ducommun Incorporated and Amy M. Paul. Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2016.
*10.24 Transition Services Letter Agreement dated January 10, 2017 between Ducommun Incorporated and James S. Heiser. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on January 17, 2017.
*10.25 Separation and Release Agreement dated May 14, 2018 between Ducommun Incorporated and Amy M. Paul. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 23, 2018.

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

DUCOMMUN INCORPORATED

Date: February 28, 2019	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2019.

Signature	Title

/s/ Stephen G. Oswald	Chairman, President and Chief Executive Officer
Stephen G. Oswald	(Principal Executive Officer)

/s/ Douglas L. Groves	Vice President, Chief Financial Officer and Treasurer
Douglas L. Groves	(Principal Financial Officer)

/s/ Christopher D. Wampler	Vice President, Controller and Chief Accounting Officer
Christopher D. Wampler	(Principal Accounting Officer)

/s/ Richard A. Baldridge	Director
Richard A. Baldridge

/s/ Gregory S. Churchill	Director
Gregory S. Churchill

/s/ Shirley G. Drazba	Director
Shirley G. Drazba

/s/ Robert C. Ducommun	Director
Robert C. Ducommun

/s/ Dean M. Flatt	Director
Dean M. Flatt

/s/ Jay L. Haberland	Director
Jay L. Haberland

/s/ Robert D. Paulson	Director
Robert D. Paulson