Form 10-Q
period 2019-03-30
DUCOMMUN INC /DE/
filed 2019-05-06
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-08174
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	DCO	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2019, the registrant had 11,497,942 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	March 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$3,727	$10,263
Accounts receivable, net of allowance for doubtful accounts of $1,239 and $1,135 at March 30, 2019 and December 31, 2018, respectively	63,134	67,819
Contract assets	93,306	86,665
Inventories	103,994	101,125
Production cost of contracts	11,008	11,679
Other current assets	7,003	6,531
Total Current Assets	282,172	284,082
Property and equipment, net of accumulated depreciation of $158,308 and $154,840 at March 30, 2019 and December 31, 2018, respectively	108,839	107,045
Operating lease right-of-use assets	18,398	—
Goodwill	136,057	136,057
Intangibles, net	109,387	112,092
Non-current deferred income taxes	313	308
Other assets	5,543	5,155
Total Assets	$660,709	$644,739
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$68,785	$69,274
Contract liabilities	15,030	17,145
Accrued and other liabilities	28,986	37,786
Operating lease liabilities	2,536	—
Current portion of long-term debt	2,330	2,330
Total Current Liabilities	117,667	126,535
Long-term debt	229,125	228,868
Non-current operating lease liabilities	17,499	—
Non-current deferred income taxes	18,211	18,070
Other long-term liabilities	14,429	14,441
Total Liabilities	396,931	387,914
Commitments and contingencies (Notes 10, 12)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,477,771 and 11,417,863 shares issued and outstanding at March 30, 2019 and December 31, 2018, respectively	115	114
Additional paid-in capital	83,370	83,712
Retained earnings	187,564	180,356
Accumulated other comprehensive loss	(7,271)	(7,357)
Total Shareholders’ Equity	263,778	256,825
Total Liabilities and Shareholders’ Equity	$660,709	$644,739
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net Revenues	$172,566	$150,455
Cost of Sales	136,872	123,700
Gross Profit	35,694	26,755
Selling, General and Administrative Expenses	22,846	19,326
Restructuring Charges	—	2,173
Operating Income	12,848	5,256
Interest Expense	(4,351)	(2,899)
Income Before Taxes	8,497	2,357
Income Tax Expense (Benefit)	1,025	(243)
Net Income	$7,472	$2,600
Earnings Per Share
Basic earnings per share	$0.65	$0.23
Diluted earnings per share	$0.64	$0.22
Weighted-Average Number of Common Shares Outstanding
Basic	11,434	11,346
Diluted	11,755	11,613
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net Income	$7,472	$2,600
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax benefit of $51 and $45 for the three months ended March 30, 2019 and March 31, 2018, respectively	170	141
Change in unrealized gains and losses on cash flow hedges, net of tax of $54 and $61 for the three months ended March 30, 2019 and March 31, 2018, respectively	(84)	194
Other Comprehensive Income (Loss), Net of Tax	86	335
Comprehensive Income	$7,558	$2,935
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Common Stock and Paid-in-Capital
Balance, Beginning of Period	$83,826	$80,336
Stock Options Exercised	97	121
Stock Awards Vested	4,296	2,307
Stock Repurchased Related to Stock Options Exercised and Stock Awards Vested	(6,198)	(3,376)
Stock-Based Compensation	1,464	1,247
Balance, End of Period	83,485	80,635
Retained Earnings
Balance, Beginning of Period	180,356	161,364
Net Income	7,472	2,600
Adoption of ASC 842 Adjustment	(264)	—
Adoption of ASC 606 Adjustment	—	8,665
Adoption of ASU 2018-02 Adjustment	—	1,292
Balance, End of Period	187,564	173,921
Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(7,357)	(6,117)
Other Comprehensive Income, Net of Tax	86	453
Adoption of ASU 2018-02 Adjustment	—	(1,318)
Balance, End of Period	(7,271)	(6,982)
Total Stockholders’ Equity	$263,778	$247,574
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash Flows from Operating Activities
Net Income	$7,472	$2,600
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	6,755	5,981
Amortization of right-of-use assets	633	—
Property and equipment impairment due to restructuring	—	1,077
Stock-based compensation expense	1,464	1,090
Deferred income taxes	217	(206)
Provision for (recovery of) doubtful accounts	104	(143)
Other	(19)	8,810
Changes in Assets and Liabilities:
Accounts receivable	4,581	9,292
Contract assets	(6,641)	(78,163)
Inventories	(2,869)	36,229
Production cost of contracts	105	(55)
Other assets	(450)	412
Accounts payable	(1,789)	12,213
Contract liabilities	(2,115)	15,723
Accrued and other liabilities	(9,154)	(4,524)
Net Cash (Used in) Provided by Operating Activities	(1,706)	10,336
Cash Flows from Investing Activities
Purchases of property and equipment	(3,225)	(3,341)
Proceeds from sale of assets	—	41
Net Cash Used in Investing Activities	(3,225)	(3,300)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	61,900	76,700
Repayments of senior secured revolving credit facility	(58,700)	(83,300)
Repayments of term loan	(3,000)	—
Net cash paid upon issuance of common stock under stock plans	(1,805)	(789)
Net Cash Used in Financing Activities	(1,605)	(7,389)
Net Increase (Decrease) in Cash and Cash Equivalents	(6,536)	(353)
Cash and Cash Equivalents at Beginning of Period	10,263	2,150
Cash and Cash Equivalents at End of Period	$3,727	$1,797
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
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun,” the “Company,” “we,” “us” or “our”), after eliminating intercompany balances and transactions. The December 31, 2018 condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
Our significant accounting policies were described in Part IV, Item 15(a)(1), “Note 1. Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018. We followed the same accounting policies for interim reporting except for the change in our lease accounting practices described below. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.
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
Changes in Accounting Policies
We adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”), on January 1, 2019. As a result, we changed our accounting policy for lease accounting as discussed in Note 2.
We applied ASC 842 using the additional transition method and therefore, recognized the cumulative effect of initially applying ASC 842 as an adjustment to the opening condensed consolidated balance sheet at January 1, 2019. Therefore, the comparative information has not been adjusted and continues to be reported under the previous lease accounting standard, ASC 840, “Leases” (“ASC 840”). The details of the significant changes and quantitative impact of the changes are described in Note 2.
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

Supplemental Cash Flow Information

	(In thousands)
	Three Months Ended
	March 30, 2019	March 31, 2018
Interest paid	$3,984	$2,405
Taxes paid	$5	$—
Non-cash activities:
Purchases of property and equipment not paid	$2,124	$3,026
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data)
	Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$7,472	$2,600
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,434	11,346
Dilutive potential common shares	321	267
Diluted weighted-average common shares outstanding	11,755	11,613
Earnings per share
Basic	$0.65	$0.23
Diluted	$0.64	$0.22
Potentially dilutive stock options and stock awards to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands)
	Three Months Ended
	March 30, 2019	March 31, 2018
Stock options and stock units	178	128
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
We have money market funds and they are included as cash and cash equivalents. We also have interest rate cap hedge agreements and the fair value of the interest rate cap hedge agreements were determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement. The interest rate cap hedge premium as of March 30, 2019 of $0.1 million is included as other current assets.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended March 30, 2019.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of March 30, 2019, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedge. We record any hedge ineffectiveness and amounts excluded from effectiveness testing in current period earnings within interest expense. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the condensed consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. For the three months ended March 30, 2019, we recorded the changes in the fair value of the derivative instruments that were highly effective and that was designated and qualified as cash flow hedges in other comprehensive income (loss), net of tax, of $(0.1) million. Since a portion of our cash flow hedges mature on a quarterly basis, less than $(0.1) million of realized loss was recorded in the condensed consolidated statements of income for the three months ended March 30, 2019.
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
Inventories
Inventories are stated at the lower of cost or net realizable value with cost being determined using a moving average cost basis for raw materials and actual cost for work-in-process and finished goods. The majority of our inventory is charged to cost of sales as raw materials are placed into production and the related revenue is recognized. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) incurred. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. The majority of our revenue are recognized over time, however, for revenue contracts where revenue is recognized using the point in time method, inventory is not reduced until it is shipped or transfer of control to the customer has occurred. Our ending inventory consists of raw materials, work-in-process, and finished goods.
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
Provision for Estimated Losses on Contracts
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts are included as part of contract liabilities on the condensed consolidated balance sheets.
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
The definition of a contract for us is typically defined as a customer purchase order as this is when we achieve enforceable right to payment. The majority of our contracts are firm fixed-price contracts. The deliverables within a customer purchase order are analyzed to determine the number of performance obligations. In addition, at times, in order to achieve economies of scale and based on our customer’s forecasted demand, we may build in advance of receiving a purchase order from our customers and in which case, we would not recognize revenue until we have received the customer purchase order.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account under ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control is transferred and the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services are highly interrelated or met the series guidance. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate the standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.
The majority of our performance obligations are satisfied over time as work progresses. Typically, revenue is recognized over time using an input measure (i.e., costs incurred to date relative to total estimated costs at completion, also known as cost-to-cost plus reasonable profit) to measure progress. Our typical revenue contract is a firm fixed price contract, and the cost of raw materials could make up a significant amount of the total costs incurred. As such, we believe using the total costs incurred input method would be the most appropriate method. While the cost of raw materials could make up a significant amount of the total costs incurred, there is a direct relationship between our inputs and the transfer of control of goods or services to the customer in the event the customer invokes the termination for convenience clause, we would be entitled to costs incurred to date plus a reasonable profit. The majority of our revenues are recognized over time. Contract costs typically include labor, materials, overhead, and when applicable, subcontractor costs.
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
Net cumulative catch up adjustments on profit recorded were not material during the three months ended March 30, 2019.
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(In thousands)
	March 30, 2019	December 31, 2018
Contract assets	$93,306	$86,665
Contract liabilities	$15,030	$17,145
Remaining performance obligations is defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of March 30, 2019 totaled $697.5 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2020 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(In thousands)
	Three Months Ended
	March 30 2019	March 31, 2018
Consolidated Ducommun
Military and space	$76,661	$63,565
Commercial aerospace	85,496	73,631
Industrial	10,409	13,259
Total	$172,566	$150,455

Electronic Systems
Military and space	$60,387	$51,900
Commercial aerospace	13,401	17,250
Industrial	10,409	13,259
Total	$84,197	$82,409

Structural Systems
Military and space	$16,274	$11,665
Commercial aerospace	72,095	56,381
Total	$88,369	$68,046
Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2019
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging” (“ASU 2017-12”), which intends to improve and simplify accounting rules around hedge accounting. ASU 2017-12 refines and expands hedge accounting for both financial (i.e., interest rate) and commodity risks. In addition, it creates more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. The new guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, which is our interim period beginning January 1, 2019. Early adoption is permitted, including adoption in any interim period after the issuance of ASU 2017-12. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to present right-of-use assets and lease liabilities on the balance sheet. Lessees are required to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or the additional transition method. Under the additional transition method, the cumulative effect of applying the new guidance is recognized as an adjustment to certain captions on the balance sheet, including the opening balance of retained earnings in the first quarter of 2019, and the prior years’ financial information will be presented under the prior accounting standard, ASC 840, “Leases,” (“ASC 840”). Additional guidance was issued subsequently as follows:

•	July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”); and

•	July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”)
All the new guidance is effective for us beginning January 1, 2019. The cumulative impact to our retained earnings at January 1, 2019 was a net decrease of $0.3 million. See Note 2.
Recently Issued Accounting Standards
In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“ASU 2019-01”), which addresses various lessor implementation issues and clarifies that lessees and lessors are exempt from certain interim disclosure requirements associated with the adoption of ASC 842. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2020. Early adoption is permitted. We are evaluating the impact of this standard.
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

Note 2. Adoption of Accounting Standards Codification 842
We adopted ASC 842 with an initial application as of January 1, 2019. We utilized the additional transition method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to certain captions on the condensed consolidated balance sheet, including the opening balance of retained earnings in the three months ended March 30, 2019. As part of the adoption of ASC 842, we have elected to utilize the following practical expedients that are permitted under ASC 842:

•	Need not reassess whether any expired or existing contracts are or contain leases;

•	Need not reassess the lease classification for any expired or existing leases;

•	Need not reassess initial direct costs for any existing leases;

•
As an accounting policy election by class of underlying asset, choose not to separate nonlease components from lease components and instead to account for each separate lease component and the nonlease components associated with that lease component as a single lease component; and

•
As an accounting policy election not to apply the recognition requirements in ASC 842 to short term leases (a lease at commencement date has a lease term of 12 months or less and does not contain a purchase option that the lessee is reasonably certain to exercise).

The net impact to the various captions on our January 1, 2019 opening unaudited condensed consolidated balance sheets was as follows:

	(In thousands)
	December 31, 2018		January 1, 2019
Unaudited Condensed Consolidated Balance Sheets	Balances Without Adoption of ASC 842	Effect of Adoption	Balances With Adoption of ASC 842
Assets
Other current assets	$6,531	$(208)	$6,323
Operating lease right-of-use assets	$—	$18,985	$18,985
Non-current deferred income taxes	$308	$5	$313
Other assets	$5,155	$254	$5,409
Liabilities
Operating lease liabilities	$—	$2,544	$2,544
Accrued and other liabilities	$37,786	$(329)	$37,457
Non-current operating lease liabilities	$—	$18,117	$18,117
Non-current deferred income taxes	$18,070	$(76)	$17,994
Other long-term liabilities	$14,441	$(956)	$13,485
Shareholders’ Equity
Retained earnings	$180,356	$264	$180,620
The net impact to retained earnings as a result of adopting ASC 842 on the January 1, 2019 opening balance sheet was shown as a change in “other” on the condensed consolidated statements of cash flows.
We have operating and finance leases for manufacturing facilities, corporate offices, and various equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense for the three months ended March 30, 2019 was as follows:

(In thousands)
Operating leases expense	$963

Finance leases expense:
Amortization of right-of-use assets	$45
Interest on lease liabilities	9
Total finance lease expense	$54
Short term lease expense for the three months ended March 30, 2019 was not material.
Supplemental cash flow information related to leases for the three months ended March 30, 2019 was as follows:

(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$923
Operating cash flows from finance leases	$9
Financing cash flows from finance leases	$17

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—
Finance leases	$457
The weighted average remaining lease terms as of March 30, 2019 were as follows:

(In years)
Operating leases	7
Finance leases	4
When a lease is identified, we recognize a right-of-use asset and a corresponding lease liability based on the present value of the lease payments over the lease term discounted using our incremental borrowing rate, unless an implicit rate is readily determinable. As the discount rate in our leases is usually not readily available and thus, we use our own incremental borrowing rate as the discount rate. Our incremental borrowing rate is based on the interest rate on our term loan, which is a secured rate.
The weighted average discount rate as of March 30, 2019 was as follows:

Operating leases	6.5%
Finance leases	6.5%
Maturity of operating and finance lease liabilities are as follows:

	(In thousands)
	Operating Leases	Finance Leases
2019 (Excluding the three months ended March 30, 2019)	$3,750	$236
2020	3,708	233
2021	3,667	203
2022	3,294	61
2023	2,908	45
Thereafter	7,919	60
Total lease payments	25,246	838
Less imputed interest	5,211	102
Total	$20,035	$736

Operating lease payments include $12.9 million related to options to extend lease terms that are reasonably certain of being exercised. As of March 30, 2019, it excludes $0.3 million of legally binding minimum lease payments for leases signed but not yet commenced. These operating leases will commence during 2019 with lease terms of 2 years.
Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are not significant. As of March 30, 2019, it excludes $1.5 million of legally binding minimum lease payments for leases signed but not yet commenced. These finance leases will commence during 2019 with lease terms of 7 years to 10 years.
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous accounting maturities of lease liabilities were as follows as of December 31, 2018:

(In thousands)
2019	$3,680
2020	3,405
2021	2,789
2022	1,404
2023	980
Thereafter	580
Total	$12,838

Note 3. Business Combination
In April 2018, we acquired 100.0% of the outstanding equity interests of Certified Thermoplastics Co., LLC (“CTP”), a privately-held leader in precision profile extrusions and extruded assemblies of engineered thermoplastic resins, compounds, and alloys for a wide range of commercial aerospace, defense, medical, and industrial applications. CTP is located in Santa Clarita, California. The acquisition of CTP was part of our strategy to diversify towards more customized, higher value, engineered products with greater aftermarket potential.
The purchase price for CTP was $30.7 million, net of cash acquired, all payable in cash. We paid an aggregate of $30.8 million in cash related to this transaction. We allocated the gross purchase price of $30.8 million to the assets acquired and liabilities assumed at estimated fair values. The estimated fair value of the assets acquired included $8.1 million of intangible assets, $2.2 million of inventories, $1.5 million of accounts receivable, $0.6 million of property and equipment, $0.1 million of cash, less than $0.1 million of other current assets, and $0.4 million of liabilities assumed. The excess of the purchase price over the aggregate fair values of the assets acquired and liabilities assumed of $18.6 million was recorded as goodwill. The intangible assets acquired were comprised of $6.9 million for customer relationships and $1.2 million for trade names and trademarks, all of which were assigned an estimated useful life of 10 years. All the goodwill was assigned to the Structural Systems segment. Since the CTP acquisition, for tax purposes, was deemed an asset acquisition, the goodwill recognized is deductible for income tax purposes.
CTP’s results of operations have been included in our condensed consolidated statements of income since the date of acquisition as part of the Structural Systems segment.

Note 4. Restructuring Activities
In November 2017, management approved and commenced a restructuring plan that was intended to increase operating efficiencies (“2017 Restructuring Plan”). We completed the 2017 Restructuring Plan as of December 31, 2018 and have recorded cumulative expenses of $23.6 million, with $14.8 million recorded during 2018, and $8.8 million recorded during 2017.
In the Electronic Systems segment, we recorded cumulative expenses of $3.8 million for severance and benefits which were classified as restructuring charges. We recorded cumulative $0.9 million for loss on early exit from lease termination which were classified as restructuring charges. We also recorded cumulative expenses of $0.9 million of other expenses which were classified as restructuring charges. In addition, we have recorded cumulative expenses of $0.2 million for professional service fees which were classified as restructuring charges. Further, we also recorded cumulative non-cash expenses of $0.1 million for inventory write down which were classified as cost of sales. Finally, we recorded cumulative non-cash expenses of $0.1 million for property and equipment impairment which were classified as restructuring charges.
In the Structural Systems segment, we recorded cumulative expenses of $3.0 million for severance and benefits which were classified as restructuring charges. We have recorded cumulative non-cash expenses of $9.8 million for property and equipment impairment which were classified as restructuring charges. We also recorded cumulative non-cash expenses of $0.5 million for inventory write down which were classified as cost of sales. Further, we recorded cumulative other expenses of $0.4 million which were classified as restructuring charges.
In Corporate, we recorded cumulative expenses of $1.4 million for severance and benefits and cumulative non-cash expenses of $1.4 million for stock-based compensation awards which were modified, all of which were classified as restructuring charges. We also recorded cumulative expenses of $1.0 million for professional service fees which were classified as restructuring charges.
As of March 30, 2019, we have accrued $0.6 million, $0.3 million, and $0.1 million for severance and benefits and professional service fees in the Electronic Systems segment, Structural Systems segment, and Corporate, respectively.
Our restructuring activities in the three months ended March 30, 2019 were as follows (in thousands):

	December 31, 2018	Three Months Ended March 30, 2019		March 30, 2019
	Balance	Cash Payments	Adoption of ASU 842 Adjustment	Balance
Severance and benefits	$2,631	$(1,652)	$—	$979
Lease termination	861	(126)	(735)	—
Professional service fees	43	(43)	—	—
Other	416	(416)	—	—
Total charged to restructuring charges	3,951	(2,237)	(735)	979
Inventory reserve	50	—	—	50
Total charged to cost of sales	50	—	—	50
Ending balance	$4,001	$(2,237)	$(735)	$1,029

Note 5. Inventories
Inventories consisted of the following:

	(In thousands)
	March 30, 2019	December 31, 2018
Raw materials and supplies	$91,664	$89,767
Work in process	9,810	9,199
Finished goods	2,520	2,159
Total	$103,994	$101,125

Note 6. Goodwill
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
The carrying amounts of our goodwill were as follows:

	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$18,622	$217,779
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2018	$117,435	$18,622	$136,057
Balance at March 30, 2019	$117,435	$18,622	$136,057

Note 7. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(In thousands)
	March 30, 2019	December 31, 2018
Accrued compensation	$20,686	$29,616
Accrued income tax and sales tax	1,117	82
Other	7,183	8,088
Total	$28,986	$37,786

Note 8. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	March 30, 2019	December 31, 2018
Term loan	$230,000	$233,000
Revolving credit facility	3,200	—
Total debt	233,200	233,000
Less current portion	2,330	2,330
Total long-term debt, less current portion	230,870	230,670
Less debt issuance costs - term loan	1,745	1,802
Total long-term debt, net of debt issuance costs - term loan	229,125	228,868
Less debt issuance costs - revolving credit facility (1)	1,803	1,907
Total long-term debt, net of debt issuance costs	$227,322	$226,961
Weighted-average interest rate	6.84%	4.71%
(1) Included as part of other assets

In November 2018, we completed new credit facilities to replace the Existing Credit Facilities. The new credit facilities consist of a $240.0 million senior secured term loan, which matures on November 21, 2025 (“New Term Loan”), and a $100.0 million senior secured revolving credit facility (“New Revolving Credit Facility”), which matures on November 21, 2023 (collectively, the “New Credit Facilities”).
The New Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 3.75% to 4.00% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 3.75% to 4.00% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the New Term Loan requires installment payments of 0.25% of the outstanding principal balance of the New Term Loan amount on a quarterly basis. We made an aggregate total of $3.0 million of voluntary and mandatory principal prepayments under the New Term Loan during the three months ended March 30, 2019.
The New Revolving Credit Facility bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.75% to 2.75% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.75% to 1.75% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. The undrawn portion of the commitment of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.20% to 0.30%, based upon the consolidated total net adjusted leverage ratio.
Further, if we meet the annual excess cash flow threshold, we will be required to make excess cash flow payments. The annual mandatory excess cash flow payments will be based on (i) 50% of the excess cash flow amount if the adjusted leverage ratio is greater than 3.25 to 1.0, (ii) 25% of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 3.25 to 1.0 but greater than 2.50 to 1.0, and (iii) zero percent of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 2.50 to 1.0. As of March 30, 2019, we were in compliance with all covenants required under the New Credit Facilities.
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
Further, we incurred $3.5 million of new debt issuance costs that can be capitalized related to the New Credit Facilities, of which $1.7 million were allocated to the New Term Loan and the $1.8 million was allocated to the New Revolving Credit facility. The New Term Loan new debt issuance costs of $1.7 million and remaining unamortized Existing Term Loan debt issuance costs of $0.1 million, for an aggregate total of $1.8 million of debt issuance costs related to the New Term Loan were capitalized and are being amortized over the seven years life of the New Term Loan. The New Revolving Credit Facility new debt issuance costs of $1.8 million and remaining unamortized Existing Revolving Credit Facility debt issuance costs of $0.2 million, for an aggregate total of $2.0 million of debt issuance costs related to the New Revolving Credit Facility were capitalized and are being amortized over the five years life of the New Revolving Credit Facility.
In April 2018, we acquired CTP for a purchase price of $30.7 million, net of cash acquired, all payable in cash. We paid an aggregate of $30.8 million in cash related to this transaction by drawing down on the Existing Revolving Credit Facility. See Note 3.
As of March 30, 2019, we had $96.6 million of unused borrowing capacity under the Revolving Credit Facility, after deducting $3.2 million for draw down on the New Revolving Credit Facility and $0.2 million for standby letters of credit.
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
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with a portion of these interest rate cap hedges maturing on a quarterly basis, and a final quarterly maturity date of June 2020, and in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges. See Note 1 for further information.
In December 2018, 2017, and 2016, we entered into agreements to purchase $2.2 million, $14.2 million, and $9.9 million of industrial revenue bonds (“IRBs”) issued by the city of Parsons, Kansas (“Parsons”) and concurrently, sold $2.2 million, $14.2 million, and $9.9 million of property and equipment (“Property”) to Parsons as well as entered into lease agreements to lease the Property from Parsons (“Leases”) with lease payments totaling $2.2 million, $14.2 million, and $9.9 million over the lease terms, respectively. The sale of the Property and concurrent lease back of the Property in December 2018, 2017, and 2016 did not meet the sale-leaseback accounting requirements as a result of control not deemed to have transferred to the buyer-lessor under ASC 842 and our continuous involvement with the Property under ASC 840 and thus, the $2.2 million, $14.2 million, and $9.9 million in cash received from Parsons was not recorded as a sale but as a financing obligation, respectively. Further, the Leases included a right of offset so long as we continue to own the IRBs and thus, the financing obligations of $2.2 million, $14.2 million, and $9.9 million were offset against the $2.2 million, $14.2 million, and $9.9 million, respectively, of IRBs assets and are presented net on the condensed consolidated balance sheets with no impact to the condensed consolidated statements of income or condensed consolidated cash flow statements.

Note 9. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)
	Three Months Ended
	March 30, 2019	March 31, 2018
Service cost	$126	$150
Interest cost	347	317
Expected return on plan assets	(411)	(446)
Amortization of actuarial losses	221	186
Net periodic pension cost	$283	$207
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three months ended March 30, 2019 were as follows:

(In thousands)
Three Months Ended
March 30, 2019
Amortization of actuarial losses - total before tax (1)	$221
Tax benefit	(51)
Net of tax	$170

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

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

Note 11. Income Taxes
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
We recorded income tax expense of $1.0 million for the three months ended March 30, 2019 compared to an income tax benefit of $0.2 million for the three months ended March 31, 2018. The increase in income tax expense for the first quarter of 2019 compared to the first quarter of 2018 was primarily due to higher pre-tax income for the first quarter of 2019 compared to the first quarter of 2018.
Our total amount of unrecognized tax benefits was $5.4 million and $5.3 million as of March 30, 2019 and December 31, 2018, respectively. If recognized, $3.4 million would affect the effective tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.

Note 12. Contingencies
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both March 30, 2019 and December 31, 2018, which is reflected in other long-term liabilities on its condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. Ducommun has established an accrual for its estimated liability in connection with the West Covina landfill of $0.4 million at March 30, 2019, which is reflected in other long-term liabilities on its condensed consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
In the normal course of business, Ducommun and its subsidiaries are defendants in certain other litigation, claims and inquiries, including matters relating to environmental laws. In addition, Ducommun makes various commitments and incurs contingent liabilities in the ordinary course of business. While it is not feasible to predict the outcome of these matters, Ducommun does not presently expect that any sum it may be required to pay in connection with these matters would have a material adverse effect on its condensed consolidated financial position, results of operations or cash flows.

Note 13. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, Electronic Systems and Structural Systems, each of which is a reportable operating segment.

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended
	March 30, 2019	March 31, 2018
Net Revenues
Electronic Systems	$84,197	$82,409
Structural Systems	88,369	68,046
Total Net Revenues	$172,566	$150,455
Segment Operating Income
Electronic Systems	$9,181	$5,744
Structural Systems	10,549	4,391
	19,730	10,135
Corporate General and Administrative Expenses (1)	(6,882)	(4,879)
Operating Income	$12,848	$5,256
Depreciation and Amortization Expenses
Electronic Systems	$3,844	$3,632
Structural Systems	3,250	2,316
Corporate Administration	294	33
Total Depreciation and Amortization Expenses	$7,388	$5,981
Capital Expenditures
Electronic Systems	$836	$2,734
Structural Systems	3,689	1,529
Total Capital Expenditures	$4,525	$4,263

(1)	Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(In thousands)
	March 30, 2019	December 31, 2018
Total Assets
Electronic Systems	$414,806	$405,743
Structural Systems	231,685	220,993
Corporate Administration (1)	14,218	18,003
Total Assets	$660,709	$644,739
Goodwill and Intangibles
Electronic Systems	$217,518	$219,872
Structural Systems	27,926	28,277
Total Goodwill and Intangibles	$245,444	$248,149

(1)	Includes assets not specifically identified to or allocated to either the Electronic Systems or Structural Systems operating segments, including cash and cash equivalents.

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
We adopted ASC 842, “Leases” (“ASC 842”), as of January 1, 2019, using the additional transition method of adoption. As such, our results for the three months ended March 30, 2019 are reported under ASC 842 while our results for the three months ended March 31, 2018 are reported under the prior lease accounting standard, ASC 840, “Leases” (“ASC 840”). See Note 2 to condensed consolidated financial statements included in Part I, Item I of this Form 10-Q.
First quarter 2019 highlights:

•	Revenues of $172.6 million

•	Net income of $7.5 million, or $0.64 per diluted share

•	Adjusted EBITDA of $21.7 million
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, and restructuring charges (“Adjusted EBITDA”) was $21.7 million and $14.5 million for the three months ended March 30, 2019 and March 31, 2018, respectively.
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
Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

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

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Stock-based compensation may be useful to our investors for determining current cash flow; and

•	Restructuring charges may be useful to our investors in evaluating our core operating performance.
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(In thousands) Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$7,472	$2,600
Interest expense	4,351	2,899
Income tax expense (benefit)	1,025	(243)
Depreciation	4,117	3,364
Amortization	3,271	2,617
Stock-based compensation expense	1,464	1,090
Restructuring charges	—	2,173
Adjusted EBITDA	$21,700	$14,500
% of net revenues	12.6%	9.6%

Results of Operations
First Quarter of 2019 Compared to First Quarter of 2018
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(in thousands, except per share data) Three Months Ended
	March 30, 2019	% of Net Revenues	March 31, 2018	% of Net Revenues
Net Revenues	$172,566	100.0%	$150,455	100.0%
Cost of Sales	136,872	79.3%	123,700	82.2%
Gross Profit	35,694	20.7%	26,755	17.8%
Selling, General and Administrative Expenses	22,846	13.3%	19,326	12.8%
Restructuring Charges	—	—%	2,173	1.5%
Operating Income	12,848	7.4%	5,256	3.5%
Interest Expense	(4,351)	(2.5)%	(2,899)	(1.9)%
Income Before Taxes	8,497	4.9%	2,357	1.6%
Income Tax Expense (Benefit)	1,025	nm	(243)	nm
Net Income	$7,472	4.3%	$2,600	1.7%

Effective Tax (Benefit) Rate	12.1%	nm	(10.3)%	nm
Diluted Earnings Per Share	$0.64	nm	$0.22	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the first fiscal three months of 2019 and 2018, respectively, were as follows:

	Three Months Ended
		(In thousands)		% of Net Revenues
	Change	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Consolidated Ducommun
Military and space	$13,096	$76,661	$63,565	44.4%	42.3%
Commercial aerospace	11,865	85,496	73,631	49.6%	48.9%
Industrial	(2,850)	10,409	13,259	6.0%	8.8%
Total	$22,111	$172,566	$150,455	100.0%	100.0%

Electronic Systems
Military and space	$8,487	$60,387	$51,900	71.7%	63.0%
Commercial aerospace	(3,849)	13,401	17,250	15.9%	20.9%
Industrial	(2,850)	10,409	13,259	12.4%	16.1%
Total	$1,788	$84,197	$82,409	100.0%	100.0%

Structural Systems
Military and space	$4,609	$16,274	$11,665	18.4%	17.1%
Commercial aerospace	15,714	72,095	56,381	81.6%	82.9%
Total	$20,323	$88,369	$68,046	100.0%	100.0%
Net revenues for the three months ended March 30, 2019 were $172.6 million, compared to $150.5 million for the three months ended March 31, 2018. The year-over-year increase was due to the following:

•	$13.1 million higher revenues in our military and space end-use markets due to increased shipments on various missile platforms; and

•	$11.9 million higher revenues in our commercial aerospace end-use markets due to additional content and higher build rates on large aircraft platforms; partially offset by

•	$2.9 million lower revenues in our industrial end-use markets.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Boeing Company	19.9%	17.7%
Northrop Grumman Corporation	4.3%	5.9%
Raytheon Company	10.5%	11.0%
Spirit Aerosystems Holdings, Inc.	11.9%	9.0%
Total top ten customers (1)	67.1%	64.2%

(1)	Includes the Boeing Company (“Boeing”), Northrop Grumman Corporation (“Northrop”), Raytheon Company (“Raytheon”), and Spirit Aerosystems Holdings, Inc. (“Spirit”).

Boeing, Northrop, Raytheon, and Spirit represented the following percentages of total accounts receivable:

	March 30, 2019	December 31, 2018
Boeing	9.4%	7.9%
Northrop	1.5%	3.7%
Raytheon	4.7%	3.1%
Spirit	2.6%	0.2%
The net revenues and accounts receivable from Boeing, Northrop, Raytheon, and Spirit are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin as a percentage of net revenues increased year-over-year in the three months ended March 30, 2019 to 20.7%, compared to the three months ended March 31, 2018 of 17.8% due to favorable product mix, manufacturing efficiencies, and higher manufacturing volume, partially offset by higher other manufacturing costs.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $3.5 million year-over-year in the three months ended March 30, 2019 compared to the three months ended March 31, 2018 due to higher compensation and benefit costs of $2.4 million.
Restructuring Charges
Restructuring charges decreased $2.2 million year-over-year in the three months ended March 30, 2019 compared to the three months ended March 31, 2018 due to the restructuring plan implemented in November 2017 that is expected to increase operating efficiencies was completed by December 31, 2018. See Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Interest Expense
Interest expense increased year-over-year in the three months ended March 30, 2019 compared to the three months ended March 31, 2018 due to a higher outstanding balance on the Revolving Credit Facility, reflecting the acquisition of Certified Thermoplastics Co., LLC (“CTP”) in April 2018 and higher interest rates.
Income Tax Expense
We recorded income tax expense of $1.0 million for the three months ended March 30, 2019 compared to an income tax benefit of $0.2 million for the three months ended March 31, 2018. The increase in income tax expense for the first quarter of 2019 compared to the first quarter of 2018 was primarily due to higher pre-tax income for the first quarter of 2019 compared to the first quarter of 2018.
Our total amount of unrecognized tax benefits was $5.4 million and $5.3 million as of March 30, 2019 and December 31, 2018, respectively. If recognized, $3.4 million would affect the effective tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
Net Income and Earnings per Share
Net income and earnings per share for the three months ended March 30, 2019 were $7.5 million, or $0.64 per diluted share, compared to $2.6 million, or $0.22 per diluted share, for the three months ended March 31, 2018. The increase in net income for the three months ended March 30, 2019 compared to the three months ended March 31, 2018 was due to $8.9 million of higher gross profit as a result of higher revenues and improved operating performance. Restructuring charges were lower by $2.2 million that was offset by $3.5 million of higher selling, general and administrative expenses, $1.5 million of higher interest expense, and higher income taxes of $1.3 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three months ended March 30, 2019 and March 31, 2018:

	Three Months Ended
	%	(In thousands)		% of Net Revenues
	Change	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net Revenues
Electronic Systems	2.2%	$84,197	$82,409	48.8%	54.8%
Structural Systems	29.9%	88,369	68,046	51.2%	45.2%
Total Net Revenues	14.7%	$172,566	$150,455	100.0%	100.0%
Segment Operating Income
Electronic Systems		$9,181	$5,744	10.9%	7.0%
Structural Systems		10,549	4,391	11.9%	6.5%
		19,730	10,135
Corporate General and Administrative Expenses (1)		(6,882)	(4,879)	(4.0)%	(3.2)%
Total Operating Income		$12,848	$5,256	7.4%	3.5%
Adjusted EBITDA
Electronic Systems
Operating Income		$9,181	$5,744
Depreciation and Amortization		3,844	3,632
Restructuring Charges		—	520
		13,025	9,896	15.5%	12.0%
Structural Systems
Operating Income		10,549	4,391
Depreciation and Amortization		3,250	2,316
Restructuring Charges		—	1,526
		13,799	8,233	15.6%	12.1%
Corporate General and Administrative Expenses (1)
Operating Loss		(6,882)	(4,879)
Depreciation and Amortization		294	33
Stock-Based Compensation Expense		1,464	1,090
Restructuring Charges		—	127
		(5,124)	(3,629)
Adjusted EBITDA		$21,700	$14,500	12.6%	9.6%
Capital Expenditures
Electronic Systems		$836	$2,734
Structural Systems		3,689	1,529
Total Capital Expenditures		$4,525	$4,263

(1)	Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Electronic Systems
Electronic Systems net revenues in the three months ended March 30, 2019 compared to the three months ended March 31, 2018 increased $1.8 million due to the following:

•	$8.5 million higher revenues in our military and space end-use markets due to increased shipments on various missile platforms; partially offset by

•	$3.8 million lower revenues in our commercial aerospace end-use markets due to timing of shipments which unfavorably impacted our large aircraft platforms; and

•	$2.9 million lower revenues in our industrial end-use markets.
Electronic Systems segment operating income in the three months ended March 30, 2019 compared to the three months ended March 31, 2018 increased $3.4 million due to favorable product mix and improved manufacturing efficiencies.
Structural Systems
Structural Systems net revenues in the three months ended March 30, 2019 compared to the three months ended March 31, 2018 increased $20.3 million due to the following:

•	$15.7 million higher revenues in our commercial aerospace end-use markets due to additional content and higher build rates on large aircraft platforms; and

•	$4.6 million higher revenues in our military and space end-use markets due to increased shipments on military rotary-wing aircraft platforms.
The Structural Systems segment operating income in the three months ended March 30, 2019 compared to the three months ended March 31, 2018 increased $6.2 million due to favorable manufacturing volume, favorable product mix, improved manufacturing efficiencies, and lack of restructuring charges in the current year.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased $2.0 million in the three months ended March 30, 2019 compared to the three months ended March 31, 2018 due to higher compensation and benefit costs of $1.6 million.
Backlog
We define backlog as customer placed purchase orders (“POs”) and long-term agreements (“LTAs”) with firm fixed price and expected delivery dates of 24 months or less. The majority of the LTAs do not meet the definition of a contract under ASC 606 and thus, the backlog amount disclosed below is greater than the remaining performance obligations amount disclosed in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in industrial markets tends to be of a shorter duration and is generally fulfilled within a three month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues.
The increase in backlog was primarily in the commercial aerospace end-use markets and defense technologies end-use markets. $625.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of March 30, 2019 and December 31, 2018:

	(In thousands)
	Change	March 30, 2019	December 31, 2018
Consolidated Ducommun
Military and space	$7,516	$346,959	$339,443
Commercial aerospace	12,241	499,473	487,232
Industrial	(441)	37,333	37,774
Total	$19,316	$883,765	$864,449
Electronic Systems
Military and space	$8,106	$249,302	$241,196
Commercial aerospace	16,990	65,022	48,032
Industrial	(441)	37,333	37,774
Total	$24,655	$351,657	$327,002
Structural Systems
Military and space	$(590)	$97,657	$98,247
Commercial aerospace	(4,749)	434,451	439,200
Total	$(5,339)	$532,108	$537,447

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(In millions)
	March 30,	December 31,
	2019	2018
Total debt, including long-term portion	$233.2	$233.0
Weighted-average interest rate on debt	6.84%	4.71%
Term Loan interest rate	6.53%	4.15%
Cash and cash equivalents	$3.7	$10.3
Unused Revolving Credit Facility	$96.6	$99.7
In November 2018, we completed new credit facilities to replace the Existing Credit Facilities. The new credit facilities consist of a $240.0 million senior secured term loan, which matures on November 21, 2025 (“New Term Loan”), and a $100.0 million senior secured revolving credit facility (“New Revolving Credit Facility”), which matures on November 21, 2023 (collectively, the “New Credit Facilities”). We are required to make installment payments of 0.25% of the outstanding principal balance of the New Term Loan amount on a quarterly basis. In addition, if we meet the annual excess cash flow threshold, we will be required to make excess flow payments on an annual basis. Further, the undrawn portion of the commitment of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.20% to 0.30%, based upon the consolidated total net adjusted leverage ratio. As of March 30, 2019, we were in compliance with all covenants required under the Credit Facilities. See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information. We made an aggregate total of $3.0 million of voluntary and mandatory principal prepayments under the Term Loan during the three months ended March 30, 2019.
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges.
In April 2018, we acquired Certified Thermoplastics Co., LLC (“CTP”) for a purchase price of $30.7 million, net of cash acquired, all payable in cash. We paid an aggregate of $30.8 million in cash by drawing down on the Revolving Credit Facility. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
We expect to spend a total of $15.0 million to $17.0 million for capital expenditures in 2019 financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
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
Cash Flow Summary
Net cash used in operating activities for the three months ended March 30, 2019 was $1.7 million, compared to cash provided by of $10.3 million for the three months ended March 31, 2018. The lower net cash generated during the first three months of 2019 was due to the decrease in accrued and other liabilities, partially offset by higher net income.
Net cash used in investing activities was $3.2 million for the three months ended March 30, 2019 compared to $3.3 million in the three months ended March 31, 2018. The lower net cash used in the first three months of 2019 compared to the prior year period was due to lower purchases of property and equipment.
Net cash used in financing activities for the three months ended March 30, 2019 of $1.6 million was lower than the prior year period due to lower net repayments on the Revolving Credit Facility.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating and finance leases not recorded as a result of the practical expedients utilized as a part of the adoption of ASC 842 as of January 1, 2019 and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Annual Report on Form 10-K. As a result of adopting ASC 842 as of January 1, 2019, there have been material changes to our lease accounting policies during the three months ended March 30, 2019, and are described in Note 2 to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At March 30, 2019, we had total borrowings of $233.2 million under our New Credit Facilities.
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
Changes in Internal Control over Financial Reporting
We adopted ASC 842, “Leases” (“ASC 842”), as of January 1, 2019, and as a result, there was a material impact to our internal control over financial reporting. We implemented changes to our process and controls related to identifying and accounting for lease arrangements during the three months ended March 30, 2019. These changes included the development of new and revised policies based on the guidance provided in ASC 842, new training for employees, and the implementation of new and revised processes, including the implementation of a new lease accounting software package, and gathering of disclosure information.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our risk factors. There have been no material changes in the three months ended March 30, 2019 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Date: May 6, 2019	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2019	By:	/s/ Douglas L. Groves
Douglas L. Groves
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 6, 2019	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)