Form 10-Q
period 2019-06-29
DUCOMMUN INC /DE/
filed 2019-08-05
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2019, the registrant had 11,531,959 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	June 29, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$3,287	$10,263
Restricted cash	757	—
Accounts receivable, net of allowance for doubtful accounts of $744 and $1,135 at June 29, 2019 and December 31, 2018, respectively	69,355	67,819
Contract assets	100,527	86,665
Inventories	109,327	101,125
Production cost of contracts	11,298	11,679
Other current assets	5,929	6,531
Total Current Assets	300,480	284,082
Property and equipment, net of accumulated depreciation of $161,655 and $154,840 at June 29, 2019 and December 31, 2018, respectively	111,373	107,045
Operating lease right-of-use assets	19,148	—
Goodwill	136,057	136,057
Intangibles, net	106,710	112,092
Non-current deferred income taxes	313	308
Other assets	5,514	5,155
Total Assets	$679,595	$644,739
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$79,279	$69,274
Contract liabilities	13,183	17,145
Accrued and other liabilities	33,349	37,786
Operating lease liabilities	2,858	—
Current portion of long-term debt	2,281	2,330
Total Current Liabilities	130,950	126,535
Long-term debt	225,605	228,868
Non-current operating lease liabilities	17,911	—
Non-current deferred income taxes	18,175	18,070
Other long-term liabilities	14,724	14,441
Total Liabilities	407,365	387,914
Commitments and contingencies (Notes 10, 12)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,526,138 and 11,417,863 shares issued and outstanding at June 29, 2019 and December 31, 2018, respectively	115	114
Additional paid-in capital	83,844	83,712
Retained earnings	195,379	180,356
Accumulated other comprehensive loss	(7,108)	(7,357)
Total Shareholders’ Equity	272,230	256,825
Total Liabilities and Shareholders’ Equity	$679,595	$644,739
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net Revenues	$180,495	$154,827	$353,061	$305,282
Cost of Sales	142,430	122,799	279,302	246,499
Gross Profit	38,065	32,028	73,759	58,783
Selling, General and Administrative Expenses	24,461	21,194	47,307	40,521
Restructuring Charges	—	5,238	—	7,411
Operating Income	13,604	5,596	26,452	10,851
Interest Expense	(4,426)	(3,763)	(8,777)	(6,661)
Income Before Taxes	9,178	1,833	17,675	4,190
Income Tax Expense (Benefit)	1,363	242	2,388	(1)
Net Income	$7,815	$1,591	$15,287	$4,191
Earnings Per Share
Basic earnings per share	$0.68	$0.14	$1.33	$0.37
Diluted earnings per share	$0.66	$0.14	$1.30	$0.36
Weighted-Average Number of Common Shares Outstanding
Basic	11,513	11,394	11,475	11,370
Diluted	11,758	11,624	11,754	11,609
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net Income	$7,815	$1,591	$15,287	$4,191
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial loss and prior service costs, net of tax of $51 and $44 for the three months ended June 29, 2019 and June 30, 2018, respectively, and $103 and $89 for the six months ended June 29, 2019 and June 30, 2018, respectively	170	142	340	283
Change in unrealized gains and losses on cash flow hedges, net of tax of $5 and $28 for the three months ended June 29, 2019 and June 30, 2018, respectively, and $27 and $89 for the six months ended June 29, 2019 and June 30, 2018, respectively	(7)	153	(91)	465
Other Comprehensive Income (Loss), Net of Tax	163	295	249	748
Comprehensive Income	$7,978	$1,886	$15,536	$4,939
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Common Stock and Paid-in-Capital
Balance, Beginning of Period	$83,485	$80,635	$83,826	$80,336
Stock Options Exercised	742	737	839	858
Stock Awards Vested	2,339	410	6,635	2,717
Stock Repurchased Related to Stock Options Exercised and Stock Awards Vested	(4,414)	(1,363)	(10,612)	(4,739)
Stock-Based Compensation	1,807	1,026	3,271	2,273
Balance, End of Period	83,959	81,445	83,959	81,445
Retained Earnings
Balance, Beginning of Period	187,564	173,921	180,356	161,364
Net Income	7,815	1,591	15,287	4,191
Adoption of ASC 842 Adjustment	—	—	(264)	—
Adoption of ASC 606 Adjustment	—	—	—	8,665
Adoption of ASU 2018-02 Adjustment	—	—	—	1,292
Balance, End of Period	195,379	175,512	195,379	175,512
Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(7,271)	(6,982)	(7,357)	(6,117)
Other Comprehensive Income, Net of Tax	163	295	249	748
Adoption of ASU 2018-02 Adjustment	—	—	—	(1,318)
Balance, End of Period	(7,108)	(6,687)	(7,108)	(6,687)
Total Stockholders’ Equity	$272,230	$250,270	$272,230	$250,270
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash Flows from Operating Activities
Net Income	$15,287	$4,191
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	13,759	12,315
Non-cash operating lease cost	1,373	—
Property and equipment impairment due to restructuring	—	4,375
Stock-based compensation expense	3,271	2,115
Deferred income taxes	181	3,966
Recovery of doubtful accounts	(391)	(30)
Other	(297)	9,050
Changes in Assets and Liabilities:
Accounts receivable	(1,145)	11,172
Contract assets	(13,862)	(81,663)
Inventories	(8,202)	29,417
Production cost of contracts	(1,161)	160
Other assets	473	1,475
Accounts payable	7,158	20,117
Contract liabilities	(3,962)	15,164
Accrued and other liabilities	(4,432)	(5,597)
Net Cash Provided by Operating Activities	8,050	26,227
Cash Flows from Investing Activities
Purchases of property and equipment	(7,566)	(7,513)
Proceeds from sale of assets	—	67
Payments for acquisition of Certified Thermoplastics Co., LLC, net of cash acquired	—	(30,993)
Net Cash Used in Investing Activities	(7,566)	(38,439)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	106,800	189,600
Repayments of senior secured revolving credit facility	(104,300)	(175,000)
Repayments of term loan	(6,000)	—
Repayments of other debt and finance lease obligations	(65)	—
Net cash paid upon issuance of common stock under stock plans	(3,138)	(1,006)
Net Cash (Used in) Provided by Financing Activities	(6,703)	13,594
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(6,219)	1,382
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	10,263	2,150
Cash, Cash Equivalents, and Restricted Cash at End of Period	$4,044	$3,532
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 29, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.
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

Supplemental Cash Flow Information

	(In thousands)
	Six Months Ended
	June 29, 2019	June 30, 2018
Interest paid	$7,985	$5,202
Taxes paid	$3,389	$91
Non-cash activities:
Purchases of property and equipment not paid	$3,671	$1,589
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data)		(In thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$7,815	$1,591	$15,287	$4,191
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,513	11,394	11,475	11,370
Dilutive potential common shares	245	230	279	239
Diluted weighted-average common shares outstanding	11,758	11,624	11,754	11,609
Earnings per share
Basic	$0.68	$0.14	$1.33	$0.37
Diluted	$0.66	$0.14	$1.30	$0.36
Potentially dilutive stock options and stock awards to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Stock options and stock units	66	224	55	186
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
We have money market funds and they are included as cash and cash equivalents. We also have interest rate cap hedge agreements and the fair value of the interest rate cap hedge agreements were determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement. The interest rate cap hedge premium as of June 29, 2019 is less than $0.1 million and is included as other current assets.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended June 29, 2019.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Restricted Cash
Restricted cash consists of cash withheld from our employees’ salary who have enrolled in our employee stock purchase plan (“ESPP”). An offering period is six months and each employee determines the percentage of their salary that will be withheld during that six month offering period. At the end of the six month offering period, the amounts withheld will be used to purchase our Company’s stock at a discounted price. Employees have the option to withdraw from the ESPP during the six month offering period and the cash withheld to date will be returned to the employee. Thus, the entire balance of restricted cash is short term.
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of June 29, 2019, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedge. We record any hedge ineffectiveness and amounts excluded from effectiveness testing in current period earnings within interest expense. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the condensed consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. For the three and six months ended June 29, 2019, the impact of cash flow hedges in the respective periods were insignificant.
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

Provision for Estimated Losses on Contracts
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the condensed consolidated balance sheets.
Revenue Recognition
Our customers typically engage us to manufacture products based on designs and specifications provided by the end-use customer. This requires the building of tooling and manufacturing first article inspection products (prototypes) before volume manufacturing. Contracts with our customers generally include a termination for convenience clause.
We have a significant number of contracts that are started and completed within the same year, as well as contracts derived from long-term agreements and programs that can span several years. We recognize revenue under ASC 606, which utilizes a five-step model.
The definition of a contract for us is typically defined as a customer purchase order as this is when we achieve an enforceable right to payment. The majority of our contracts are firm fixed-price contracts. The deliverables within a customer purchase order are analyzed to determine the number of performance obligations. In addition, at times, in order to achieve economies of scale and based on our customer’s forecasted demand, we may build in advance of receiving a purchase order from our customer. When that occurs, we would not recognize revenue until we have received the customer purchase order.
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
Net cumulative catch up adjustments on profit recorded were not material during the three and six months ended June 29, 2019.

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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(In thousands)
	June 29, 2019	December 31, 2018
Contract assets	$100,527	$86,665
Contract liabilities	$13,183	$17,145
Remaining performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of June 29, 2019 totaled $666.5 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2020 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	June 29 2019	June 30, 2018	June 29 2019	June 30, 2018
Consolidated Ducommun
Military and space	$77,189	$70,326	$150,886	$136,681
Commercial aerospace	91,988	71,844	180,456	142,676
Industrial	11,318	12,657	21,719	25,925
Total	$180,495	$154,827	$353,061	$305,282

Electronic Systems
Military and space	$60,272	$54,368	$117,704	$106,901
Commercial aerospace	17,670	17,477	34,034	34,084
Industrial	11,318	12,657	21,719	25,925
Total	$89,260	$84,502	$173,457	$166,910

Structural Systems
Military and space	$16,917	$15,958	$33,182	$29,780
Commercial aerospace	74,318	54,367	146,422	108,592
Total	$91,235	$70,325	$179,604	$138,372
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
Recently Issued Accounting Standards
In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Statements” (“ASU 2019-04”), which clarify, correct, and improve various aspects of the guidance in ASU 2016-01, ASU 2016-13, and ASU 2017-12. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2020. We are evaluating the impact of this standard.
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

Note 2. Adoption of Accounting Standards Codification 842
We adopted ASC 842 with an initial application as of January 1, 2019. We utilized the additional transition method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to certain captions on the condensed consolidated balance sheet, including the opening balance of retained earnings in the six months ended June 29, 2019. As part of the adoption of ASC 842, we have elected to utilize the following practical expedients that are permitted under ASC 842:

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
The components of lease expense for the three and six months ended June 29, 2019 were as follows:

	(In thousands)
	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Operating leases expense	$956	$1,919

Finance leases expense:
Amortization of right-of-use assets	$55	$100
Interest on lease liabilities	11	20
Total finance lease expense	$66	$120
Short term lease expense for the three and six months ended June 29, 2019 were not material.
Supplemental cash flow information related to leases for the six months ended June 29, 2019 was as follows:

(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,980
Operating cash flows from finance leases	$20
Financing cash flows from finance leases	$68

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,437
Finance leases	$457
The weighted average remaining lease terms as of June 29, 2019 were as follows:

(In years)
Operating leases	8
Finance leases	5
When a lease is identified, we recognize a right-of-use asset and a corresponding lease liability based on the present value of the lease payments over the lease term discounted using our incremental borrowing rate, unless an implicit rate is readily determinable. As the discount rate in our leases is usually not readily available, we use our own incremental borrowing rate as the discount rate. Our incremental borrowing rate is based on the interest rate on our term loan, which is a secured rate.
The weighted average discount rate as of June 29, 2019 was as follows:

Operating leases	6.5%
Finance leases	6.5%

Maturity of operating and finance lease liabilities are as follows:

	(In thousands)
	Operating Leases	Finance Leases
2019 (Excluding the six months ended June 29, 2019)	$2,051	$118
2020	4,096	229
2021	3,815	168
2022	3,479	53
2023	3,101	37
Thereafter	7,303	56
Total lease payments	23,845	661
Less imputed interest	5,137	91
Total	$18,708	$570
Operating lease payments include $11.4 million related to options to extend lease terms that are reasonably certain of being exercised. As of June 29, 2019, there are no legally binding minimum lease payments for leases signed but not yet commenced.
Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are not significant. As of June 29, 2019, it excludes $1.5 million of legally binding minimum lease payments for leases signed but not yet commenced. These finance leases will commence during 2019 with lease terms of 5 years to 10 years.
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
As of June 29, 2019, we have accrued $0.1 million, $0.1 million, and $0.1 million for severance and benefits and professional service fees in the Electronic Systems segment, Structural Systems segment, and Corporate, respectively.
Our restructuring activities in the six months ended June 29, 2019 were as follows (in thousands):

	December 31, 2018	Six Months Ended June 29, 2019			June 29, 2019
	Balance	Cash Payments	Adoption of ASU 842 Adjustment	Change in Estimates	Balance
Severance and benefits	$2,631	$(2,319)	$—	$—	$312
Lease termination	861	(126)	(735)	—	—
Professional service fees	43	(43)	—	—	—
Other	416	(416)	—	—	—
Total charged to restructuring charges	3,951	(2,904)	(735)	—	312
Inventory reserve	50	—	—	(50)	—
Total charged to cost of sales	50	—	—	(50)	—
Ending balance	$4,001	$(2,904)	$(735)	$(50)	$312

Note 5. Inventories
Inventories consisted of the following:

	(In thousands)
	June 29, 2019	December 31, 2018
Raw materials and supplies	$97,735	$89,767
Work in process	8,927	9,199
Finished goods	2,665	2,159
Total	$109,327	$101,125

Note 6. Goodwill
We perform our annual goodwill impairment test as of the first day of the fourth quarter. If certain factors occur, including significant under performance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, a decision to divest individual businesses within a reporting unit, or a decision to group individual businesses differently, we may perform an impairment test prior to the fourth quarter. In addition, we early adopted ASU 2017-04 on January 1, 2019 which simplified our goodwill impairment testing by eliminating Step Two of the goodwill impairment test. See Note 1.
We acquired Certified Thermoplastics Co., LLC (“CTP”) in April 2018 and recorded goodwill of $18.6 million in our Structural Systems segment. Since a goodwill impairment analysis is required to be performed within one year of the acquisition date or sooner upon a triggering event, we performed a Step One goodwill impairment analysis as of April 2019 for our Structural Systems segment. The fair value of our Structural Systems segment exceeded its carrying value by 85% and thus, was not deemed impaired.
The carrying amounts of our goodwill were as follows:

	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$18,622	$217,779
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2018	$117,435	$18,622	$136,057
Balance at June 29, 2019	$117,435	$18,622	$136,057

Note 7. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(In thousands)
	June 29, 2019	December 31, 2018
Accrued compensation	$26,160	$29,616
Accrued income tax and sales tax	33	82
Other	7,156	8,088
Total	$33,349	$37,786

Note 8. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	June 29, 2019	December 31, 2018
Term loan	$227,000	$233,000
Revolving credit facility	2,500	—
Total debt	229,500	233,000
Less current portion	2,281	2,330
Total long-term debt, less current portion	227,219	230,670
Less debt issuance costs - term loan	1,614	1,802
Total long-term debt, net of debt issuance costs - term loan	225,605	228,868
Less debt issuance costs - revolving credit facility (1)	1,769	1,907
Total long-term debt, net of debt issuance costs	$223,836	$226,961
Weighted-average interest rate	6.91%	4.71%
(1) Included as part of other assets

In November 2018, we completed new credit facilities to replace the credit facilities existing at that time (“Existing Credit Facilities”). The new credit facilities consist of a $240.0 million senior secured term loan, which matures on November 21,

2025 (“New Term Loan”), and a $100.0 million senior secured revolving credit facility (“New Revolving Credit Facility”), which matures on November 21, 2023 (collectively, the “New Credit Facilities”).
The New Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 3.75% to 4.00% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 3.75% to 4.00% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the New Term Loan requires installment payments of 0.25% of the outstanding principal balance of the New Term Loan amount on a quarterly basis. We made an aggregate total of $3.0 million and $6.0 million of voluntary and mandatory principal prepayments under the New Term Loan during the three and six months ended June 29, 2019, respectively.
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
Further, if we meet the annual excess cash flow threshold, we will be required to make excess cash flow payments. The annual mandatory excess cash flow payments will be based on (i) 50% of the excess cash flow amount if the adjusted leverage ratio is greater than 3.25 to 1.0, (ii) 25% of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 3.25 to 1.0 but greater than 2.50 to 1.0, and (iii) zero percent of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 2.50 to 1.0. As of June 29, 2019, we were in compliance with all covenants required under the New Credit Facilities.
We had been making periodic voluntary principal prepayments on our Existing Credit Facilities and in conjunction with the closing of the New Credit Facilities on November 21, 2018, we drew down $240.0 million on the New Term Loan, $7.9 million on the New Revolving Credit Facility and used those proceeds along with current cash on hand to pay off the Existing Credit Facilities of $247.9 million. The New Term Loan replacing the term loan that was a part of the Existing Credit Facilities (“Existing Term Loan”) was considered an extinguishment of debt except for the portion related to a creditor that was part of the Existing Term Loan and the New Term Loan and in which case, it was considered a modification of debt. As a result, we expensed the portion of the unamortized debt issuance costs related to the Existing Term Loan that was considered an extinguishment of debt of $0.4 million. In addition, the New Revolving Credit Facility replacing the existing revolving credit facility that was part of the Existing Credit Facilities (“Existing Revolving Credit Facility”) was considered an extinguishment of debt except for the portion related to the creditors that were part of the Existing Revolving Credit Facility and the New Revolving Credit Facility and in which case, it was considered a modification of debt. As a result, we expensed the portion of the unamortized debt issuance costs related to the Existing Revolving Credit Facility that was considered an extinguishment of debt of $0.5 million. As such, an aggregate total loss on extinguishment of debt of $0.9 million was recorded in 2018.
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
As of June 29, 2019, we had $97.3 million of unused borrowing capacity under the Revolving Credit Facility, after deducting $2.5 million for draw down on the New Revolving Credit Facility and $0.2 million for standby letters of credit.
The New Credit Facilities were entered into by us (“Parent Company”) and guaranteed by all of our domestic subsidiaries, other than two subsidiaries that were considered minor (“Subsidiary Guarantors”). The Subsidiary Guarantors jointly and severally guarantee the New Credit Facilities. The Parent Company has no independent assets or operations and therefore, no consolidating financial information for the Parent Company and its subsidiaries are presented.
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

Note 9. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$126	$150	$251	$300
Interest cost	347	317	694	634
Expected return on plan assets	(411)	(446)	(822)	(892)
Amortization of actuarial losses	221	186	443	372
Net periodic pension cost	$283	$207	$566	$414
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three and six months ended June 29, 2019 were as follows:

	(In thousands)
	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Amortization of actuarial losses - total before tax (1)	$221	$443
Tax benefit	(51)	(103)
Net of tax	$170	$340

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

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
We recorded income tax expense of $1.4 million for the three months ended June 29, 2019 compared to $0.2 million for the three months ended June 30, 2018. The increase in income tax expense for the second quarter of 2019 compared to the second quarter of 2018 was primarily due to higher pre-tax income for the second quarter of 2019 compared to the second quarter of 2018. The increase in income tax expense was partially offset by higher discrete tax benefits recognized in the second quarter of 2019 for net tax windfalls related to stock-based compensation and changes in deferred tax assets and liabilities due to state tax laws enacted in the period.
We recorded income tax expense of $2.4 million for the six months ended June 29, 2019 compared to an income tax benefit of less than $0.1 million for the six months ended June 30, 2018. The increase in income tax expense for the first six months of 2019 compared to the first six months of 2018 was primarily due to higher pre-tax income for the first six months of 2019 compared to the first six months of 2018. The increase in income tax expense was partially offset by higher discrete tax benefits recognized in the first six months of 2019 for net tax windfalls related to stock-based compensation and changes in deferred tax assets and liabilities due to state tax laws enacted in the period.
Our total amount of unrecognized tax benefits was $5.4 million and $5.3 million as of June 29, 2019 and December 31, 2018, respectively. If recognized, $3.5 million would affect the effective tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.

Note 12. Contingencies
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both June 29, 2019 and December 31, 2018, which is reflected in other long-term liabilities on its condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. Ducommun has established an accrual for its estimated liability in connection with the West Covina landfill of $0.4 million at June 29, 2019, which is reflected in other long-term liabilities on its condensed consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net Revenues
Electronic Systems	$89,260	$84,502	$173,457	$166,910
Structural Systems	91,235	70,325	179,604	138,372
Total Net Revenues	$180,495	$154,827	$353,061	$305,282
Segment Operating Income
Electronic Systems	$9,912	$8,668	$19,093	$14,412
Structural Systems	11,773	5,026	22,322	9,417
	21,685	13,694	41,415	23,829
Corporate General and Administrative Expenses (1)	(8,081)	(8,098)	(14,963)	(12,978)
Operating Income	$13,604	$5,596	$26,452	$10,851
Depreciation and Amortization Expenses
Electronic Systems	$3,531	$3,683	$7,033	$7,315
Structural Systems	3,400	2,618	6,400	4,934
Corporate Administration	32	33	326	66
Total Depreciation and Amortization Expenses	$6,963	$6,334	$13,759	$12,315
Capital Expenditures
Electronic Systems	$2,216	$1,478	$3,052	$4,212
Structural Systems	3,672	1,101	7,361	2,630
Corporate Administration	—	190	—	190
Total Capital Expenditures	$5,888	$2,769	$10,413	$7,032

(1)	Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(In thousands)
	June 29, 2019	December 31, 2018
Total Assets
Electronic Systems	$419,331	$405,743
Structural Systems	245,724	220,993
Corporate Administration (1)	14,540	18,003
Total Assets	$679,595	$644,739
Goodwill and Intangibles
Electronic Systems	$215,191	$219,872
Structural Systems	27,576	28,277
Total Goodwill and Intangibles	$242,767	$248,149

(1)	Includes assets not specifically identified to or allocated to either the Electronic Systems or Structural Systems operating segments, including cash and cash equivalents.

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
We adopted ASC 842, “Leases” (“ASC 842”), as of January 1, 2019, using the additional transition method of adoption. As such, our results for the three and six months ended June 29, 2019 are reported under ASC 842 while our results for the three and six months ended June 30, 2018 are reported under the prior lease accounting standard, ASC 840, “Leases” (“ASC 840”). See Note 2 to condensed consolidated financial statements included in Part I, Item I of this Form 10-Q.
Second quarter 2019 highlights:

•	Revenues of $180.5 million

•	Net income of $7.8 million, or $0.66 per diluted share

•	Adjusted EBITDA of $22.4 million
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, and restructuring charges (“Adjusted EBITDA”) was $22.4 million and $18.7 million for the three months ended June 29, 2019 and June 30, 2018, respectively.
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

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Stock-based compensation may be useful to our investors for determining current cash flow;

•	Restructuring charges may be useful to our investors in evaluating our core operating performance; and

•	Purchase accounting inventory step-ups may be useful to our investors as they do not necessarily reflect the current or on-going cash charges related to our core operating performance.
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$7,815	$1,591	$15,287	$4,191
Interest expense	4,426	3,763	8,777	6,661
Income tax expense (benefit)	1,363	242	2,388	(1)
Depreciation	3,310	3,418	6,835	6,782
Amortization	3,653	2,916	6,924	5,533
Stock-based compensation expense	1,807	1,025	3,271	2,115
Restructuring charges	—	5,406	—	7,579
Inventory purchase accounting adjustments	—	329	—	329
Adjusted EBITDA	$22,374	$18,690	$43,482	$33,189
% of net revenues	12.4%	12.1%	12.3%	10.9%

Results of Operations
Second Quarter of 2019 Compared to Second Quarter of 2018
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended				(Dollars in thousands, except per share data) Six Months Ended
	June 29, 2019	% of Net Revenues	June 30, 2018	% of Net Revenues	June 29, 2019	% of Net Revenues	June 30, 2018	% of Net Revenues
Net Revenues	$180,495	100.0%	$154,827	100.0%	$353,061	100.0%	$305,282	100.0%
Cost of Sales	142,430	78.9%	122,799	79.3%	279,302	79.1%	246,499	80.7%
Gross Profit	38,065	21.1%	32,028	20.7%	73,759	20.9%	58,783	19.3%
Selling, General and Administrative Expenses	24,461	13.6%	21,194	13.7%	47,307	13.4%	40,521	13.3%
Restructuring Charges	—	—%	5,238	3.4%	—	—%	7,411	2.4%
Operating Income	13,604	7.5%	5,596	3.6%	26,452	7.5%	10,851	3.6%
Interest Expense	(4,426)	(2.4)%	(3,763)	(2.4)%	(8,777)	(2.5)%	(6,661)	(2.2)%
Income Before Taxes	9,178	5.1%	1,833	1.2%	17,675	5.0%	4,190	1.4%
Income Tax Expense (Benefit)	1,363	nm	242	nm	2,388	nm	(1)	nm
Net Income	$7,815	4.3%	$1,591	1.0%	$15,287	4.3%	$4,191	1.4%

Effective Tax (Benefit) Rate	14.9%	nm	13.2%	nm	13.5%	nm	—%	nm
Diluted Earnings Per Share	$0.66	nm	$0.14	nm	$1.30	nm	$0.36	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three and six months ended June 29, 2019 and June 30, 2018, respectively, were as follows:

	Three Months Ended					Six Months Ended
		(Dollars in thousands)		% of Net Revenues			(Dollars in thousands)		% of Net Revenues
	Change	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	Change	June 29 2019	June 30, 2018	June 29 2019	June 30, 2018
Consolidated Ducommun
Military and space	$6,863	$77,189	$70,326	42.8%	45.4%	$14,205	$150,886	$136,681	42.7%	44.8%
Commercial aerospace	20,144	91,988	71,844	51.0%	46.4%	37,780	180,456	142,676	51.1%	46.7%
Industrial	(1,339)	11,318	12,657	6.2%	8.2%	(4,206)	21,719	25,925	6.2%	8.5%
Total	$25,668	$180,495	$154,827	100.0%	100.0%	$47,779	$353,061	$305,282	100.0%	100.0%

Electronic Systems
Military and space	$5,904	$60,272	$54,368	67.5%	64.3%	$10,803	$117,704	$106,901	67.9%	64.0%
Commercial aerospace	193	17,670	17,477	19.8%	20.7%	(50)	34,034	34,084	19.6%	20.4%
Industrial	(1,339)	11,318	12,657	12.7%	15.0%	(4,206)	21,719	25,925	12.5%	15.6%
Total	$4,758	$89,260	$84,502	100.0%	100.0%	$6,547	$173,457	$166,910	100.0%	100.0%

Structural Systems
Military and space	$959	$16,917	$15,958	18.5%	22.7%	$3,402	$33,182	$29,780	18.5%	21.5%
Commercial aerospace	19,951	74,318	54,367	81.5%	77.3%	37,830	146,422	108,592	81.5%	78.5%
Total	$20,910	$91,235	$70,325	100.0%	100.0%	$41,232	$179,604	$138,372	100.0%	100.0%
Net revenues for the three months ended June 29, 2019 were $180.5 million, compared to $154.8 million for the three months ended June 30, 2018. The year-over-year increase was due to the following:

•	$20.1 million higher revenues in our commercial aerospace end-use markets due to additional content and higher build rates on large aircraft platforms; and

•	$6.9 million higher revenues in our military and space end-use markets due to higher build rates on other military and space platforms; partially offset by

•	$1.3 million lower revenues in our industrial end-use markets.
Net revenues for the six months ended June 29, 2019 were $353.1 million, compared to $305.3 million for the six months ended June 30, 2018. The year-over-year increase was due to the following:

•	$37.8 million higher revenues in our commercial aerospace end-use markets due to additional content and higher build rates on large aircraft platforms; and

•	$14.2 million higher revenues in our military and space end-use markets due to higher build rates on other military and space platforms and various missile platforms; partially offset by

•	$4.2 million lower revenues in our industrial end-use markets.

Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Boeing Company	16.5%	16.4%	18.2%	17.1%
Raytheon Company	11.8%	12.9%	11.2%	12.0%
Spirit Aerosystems Holdings, Inc.	14.9%	8.8%	13.5%	8.9%
United Technologies Corporation	5.2%	6.6%	5.0%	5.8%
Total top ten customers (1)	66.1%	64.8%	66.6%	64.2%

(1)	Includes The Boeing Company (“Boeing”), Raytheon Company (“Raytheon”), Spirit Aerosystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”).
Boeing, Raytheon, Spirit, and United Technologies represented the following percentages of total accounts receivable:

	June 29, 2019	December 31, 2018
Boeing	9.4%	8.0%
Raytheon	5.0%	2.8%
Spirit	2.6%	0.1%
United Technologies	3.2%	3.3%
The net revenues and accounts receivable from Boeing, Raytheon, Spirit, and United Technologies are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin as a percentage of net revenues increased year-over-year in the three months ended June 29, 2019 to 21.1%, compared to the three months ended June 30, 2018 of 20.7% due to favorable manufacturing volume, favorable product mix, and manufacturing efficiencies, partially offset by higher other manufacturing costs.
Gross profit margin as a percentage of net revenues increased year-over-year in the six months ended June 29, 2019 to 20.9%, compared to the six months ended June 30, 2018 of 19.3% primarily due to favorable product mix, favorable manufacturing volume, and manufacturing efficiencies, partially offset by higher other manufacturing costs.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $3.3 million year-over-year in the three months ended June 29, 2019 compared to the three months ended June 30, 2018 due to one-time severance charges of $1.7 million and higher compensation and benefit costs of $1.6 million.
SG&A expenses increased $6.8 million year-over-year in the six months ended June 29, 2019 compared to the six months ended June 30, 2018 primarily due to higher compensation and benefit costs of $4.7 million and one-time severance charges of $1.7 million.
Restructuring Charges
Restructuring charges decreased $5.4 million (including $0.2 million in cost of sales) and $7.6 million (including $0.2 million in cost of sales) year-over-year in the three and six months ended June 29, 2019 compared to the three and six months ended June 30, 2018, respectively, due to the restructuring plan implemented in November 2017 that was expected to increase operating efficiencies and was completed by December 31, 2018. See Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Interest Expense
Interest expense increased year-over-year in the three months ended June 29, 2019 compared to the three months ended June 30, 2018 due to a higher outstanding balance on the Revolving Credit Facility, reflecting the acquisition of Certified Thermoplastics Co., LLC (“CTP”) in April 2018 and higher interest rates.

Interest expense increased year-over-year in the six months ended June 29, 2019 compared to the six months ended June 30, 2018 primarily due to a higher outstanding balance on the Revolving Credit Facility, mainly due to the acquisition of CTP and higher interest rates.
Income Tax Expense
We recorded income tax expense of $1.4 million for the three months ended June 29, 2019 compared to $0.2 million for the three months ended June 30, 2018. The increase in income tax expense for the second quarter of 2019 compared to the second quarter of 2018 was primarily due to higher pre-tax income for the second quarter of 2019 compared to the second quarter of 2018. The increase in income tax expense was partially offset by higher discrete tax benefits recognized in the second quarter of 2019 for net tax windfalls related to stock-based compensation and changes in deferred tax assets and liabilities due to state tax laws enacted in the period.
We recorded income tax expense of $2.4 million for the six months ended June 29, 2019 compared to an income tax benefit of less than $0.1 million for the six months ended June 30, 2018. The increase in income tax expense for the first six months of 2019 compared to the first six months of 2018 was primarily due to higher pre-tax income. The increase in income tax expense was partially offset by higher discrete tax benefits recognized in the first six months of 2019 for net tax windfalls related to share-based compensation and changes in deferred tax assets and liabilities due to state tax laws enacted in the period.
Our total amount of unrecognized tax benefits was $5.4 million and $5.3 million as of June 29, 2019 and December 31, 2018, respectively. If recognized, $3.5 million would affect the effective tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.
Net Income and Earnings per Share
Net income and earnings per share for the three months ended June 29, 2019 were $7.8 million, or $0.66 per diluted share, compared to $1.6 million, or $0.14 per diluted share, for the three months ended June 30, 2018. The increase in net income for the three months ended June 29, 2019 compared to the three months ended June 30, 2018 was due to $6.0 million of higher gross profit as a result of higher revenues and improved operating performance. Restructuring charges were lower by $5.4 million that was partially offset by $3.3 million of higher selling, general and administrative expenses, and higher income taxes of $1.1 million.
Net income and earnings per share for the six months ended June 29, 2019 were $15.3 million, or $1.30 per diluted share, compared to $4.2 million, or $0.36 per diluted share, for the six months ended June 30, 2018. The increase in net income for the six months ended June 29, 2019 compared to the six months ended June 30, 2018 was due to $15.0 million of higher gross profit as a result of higher revenues and improved operating performance. Restructuring charges were lower by $7.6 million that was offset by $6.8 million of higher selling, general and administrative expenses, $2.4 million of higher income taxes, and $2.1 million of higher interest expense.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended					Six Months Ended
	%	(Dollars in thousands)		% of Net Revenues		%	(Dollars in thousands)		% of Net Revenues
	Change	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	Change	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net Revenues
Electronic Systems	5.6%	$89,260	$84,502	49.5%	54.6%	3.9%	$173,457	$166,910	49.1%	54.7%
Structural Systems	29.7%	91,235	70,325	50.5%	45.4%	29.8%	179,604	138,372	50.9%	45.3%
Total Net Revenues	16.6%	$180,495	$154,827	100.0%	100.0%	15.7%	$353,061	$305,282	100.0%	100.0%
Segment Operating Income
Electronic Systems		$9,912	$8,668	11.1%	10.3%		$19,093	$14,412	11.0%	8.6%
Structural Systems		11,773	5,026	12.9%	7.1%		22,322	9,417	12.4%	6.8%
		21,685	13,694				41,415	23,829
Corporate General and Administrative Expenses (1)		(8,081)	(8,098)	(4.5)%	(5.2)%		(14,963)	(12,978)	(4.2)%	(4.3)%
Total Operating Income		$13,604	$5,596	7.5%	3.6%		$26,452	$10,851	7.5%	3.6%
Adjusted EBITDA
Electronic Systems
Operating Income		$9,912	$8,668				$19,093	$14,412
Depreciation and Amortization		3,531	3,683				7,033	7,315
Restructuring Charges		—	735				—	1,255
		13,443	13,086	15.1%	15.5%		26,126	22,982	15.1%	13.8%
Structural Systems
Operating Income		11,773	5,026				22,322	9,417
Depreciation and Amortization		3,400	2,618				6,400	4,934
Restructuring Charges		—	3,610				—	5,137
Inventory Purchase Accounting Adjustments		—	329				—	329
		15,173	11,583	16.6%	16.5%		28,722	19,817	16.0%	14.3%
Corporate General and Administrative Expenses (1)
Operating Loss		(8,081)	(8,098)				(14,963)	(12,978)
Depreciation and Amortization		32	33				326	66
Stock-Based Compensation Expense		1,807	1,025				3,271	2,115
Restructuring Charges		—	1,061				—	1,187
		(6,242)	(5,979)				(11,366)	(9,610)
Adjusted EBITDA		$22,374	$18,690	12.4%	12.1%		$43,482	$33,189	12.3%	10.9%
Capital Expenditures
Electronic Systems		$2,216	$1,478				$3,052	$4,212
Structural Systems		3,672	1,101				7,361	2,630
Corporate Administration		—	190				—	190
Total Capital Expenditures		$5,888	$2,769				$10,413	$7,032

(1)	Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

Electronic Systems
Electronic Systems net revenues in the three months ended June 29, 2019 compared to the three months ended June 30, 2018 increased $4.8 million due to the following:

•	$5.9 million higher revenues in our military and space end-use markets due to higher build rates on other military and space platforms; and

•	$0.2 million higher revenues in our commercial aerospace end-use markets; partially offset by

•	$1.3 million lower revenues in our industrial end-use markets.
Electronic Systems net revenues in the six months ended June 29, 2019 compared to the six months ended June 30, 2018 increased $6.5 million due to the following:

•	$10.8 million higher revenues in our military and space end-use markets due to higher build rates on other military and space platforms and various missile platforms; partially offset by

•	$4.2 million lower revenues in our industrial end-use markets; and

•	$0.1 million lower revenues in our commercial aerospace end-use markets.
Electronic Systems segment operating income in the three and six months ended June 29, 2019 compared to the three and six months ended June 30, 2018 increased $1.2 million and $4.7 million, respectively, due to favorable product mix, improved manufacturing efficiencies, and lower restructuring charges in the current year, partially offset by unfavorable manufacturing volume.
Structural Systems
Structural Systems net revenues in the three months ended June 29, 2019 compared to the three months ended June 30, 2018 increased $20.9 million due to the following:

•	$20.0 million higher revenues in our commercial aerospace end-use markets due to additional content and higher build rates on large aircraft platforms; and

•	$1.0 million higher revenues in our military and space end-use markets due to higher build rates on military rotary-wing aircraft platforms.
Structural Systems net revenues in the six months ended June 29, 2019 compared to the six months ended June 30, 2018 increased $41.2 million due to the following:

•	$37.8 million higher revenues in our commercial aerospace end-use markets due to additional content and higher build rates on large aircraft platforms; and

•	$3.4 million higher revenues in our military and space end-use markets due to higher build rates on military rotary-wing aircraft platforms.
The Structural Systems segment operating income in the three and six months ended June 29, 2019 compared to the three and six months ended June 30, 2018 increased $6.7 million and $12.9 million, respectively, due to favorable manufacturing volume, favorable product mix, improved manufacturing efficiencies, and lower restructuring charges in the current year.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses decreased by less than $0.1 million in the three months ended June 29, 2019 compared to the three months ended June 30, 2018 due to lower restructuring charges in the current year of $1.1 million and lower professional services fees of $1.0 million, partially offset by one-time severance charges of $1.7 million.
CG&A expenses increased $2.0 million in the six months ended June 29, 2019 compared to the six months ended June 30, 2018 due to higher compensation and benefit costs of $1.9 million and one-time severance charges of $1.7 million, partially offset by lower restructuring charges in the current year of $1.2 million.
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
The decrease in backlog was primarily in the commercial aerospace end-use markets and industrial end-use markets. $601.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of June 29, 2019 and December 31, 2018:

	(Dollars in thousands)
	Change	June 29, 2019	December 31, 2018
Consolidated Ducommun
Military and space	$26,335	$365,778	$339,443
Commercial aerospace	(34,029)	453,203	487,232
Industrial	(4,052)	33,722	37,774
Total	$(11,746)	$852,703	$864,449
Electronic Systems
Military and space	$29,243	$270,439	$241,196
Commercial aerospace	18,849	66,881	48,032
Industrial	(4,052)	33,722	37,774
Total	$44,040	$371,042	$327,002
Structural Systems
Military and space	$(2,908)	$95,339	$98,247
Commercial aerospace	(52,878)	386,322	439,200
Total	$(55,786)	$481,661	$537,447

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	June 29,	December 31,
	2019	2018
Total debt, including long-term portion	$229.5	$233.0
Weighted-average interest rate on debt	6.91%	4.71%
Term Loan interest rate	6.59%	4.15%
Cash and cash equivalents	$3.3	$10.3
Unused Revolving Credit Facility	$97.3	$99.7
In November 2018, we completed new credit facilities to replace the Existing Credit Facilities. The new credit facilities consist of a $240.0 million senior secured term loan, which matures on November 21, 2025 (“New Term Loan”), and a $100.0 million senior secured revolving credit facility (“New Revolving Credit Facility”), which matures on November 21, 2023 (collectively, the “New Credit Facilities”). We are required to make installment payments of 0.25% of the outstanding principal balance of the New Term Loan amount on a quarterly basis. In addition, if we meet the annual excess cash flow threshold, we will be required to make excess flow payments on an annual basis. Further, the undrawn portion of the commitment of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.20% to 0.30%, based upon the consolidated total net adjusted leverage ratio. As of June 29, 2019, we were in compliance with all covenants required under the Credit Facilities. See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information. We made an aggregate total of $3.0 million and $6.0 million of voluntary and mandatory principal prepayments under the Term Loan during the three and six months ended June 29, 2019, respectively.
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
We expect to spend a total of $16.0 million to $18.0 million for capital expenditures in 2019 financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
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
Cash Flow Summary
Net cash provided by operating activities for the six months ended June 29, 2019 was $8.1 million, compared to $26.2 million for the six months ended June 30, 2018. The lower net cash generated during the first six months of 2019 was due to higher contract assets, higher inventories, partially offset by higher net income.
Net cash used in investing activities was $7.6 million for the six months ended June 29, 2019 compared to $38.4 million in the six months ended June 30, 2018. The lower net cash used in the first six months of 2019 compared to the prior year period was due to a lack of acquisitions in the current year.
Net cash used in financing activities was $6.7 million for the six months ended June 29, 2019 compared to net cash provided of $13.6 million for the first six months of June 30, 2018. The higher net cash used in the first six months of 2019 was due to higher net repayments on the Revolving Credit Facility and higher repayments on the Term Loan.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating and finance leases not recorded as a result of the practical expedients utilized as a part of the adoption of ASC 842 as of January 1, 2019 and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Annual Report on Form 10-K. As a result of adopting ASC 842 as of January 1, 2019, there have been material changes to our lease accounting policies during the six months ended June 29, 2019, and are described in Note 2 to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At June 29, 2019, we had total borrowings of $229.5 million under our New Credit Facilities.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), and concluded that such disclosure controls were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 29, 2019 that would have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our risk factors. There have been no material changes in the six months ended June 29, 2019 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
*10.26 Separation and Release Agreement dated June 26, 2019 between Ducommun Incorporated and Douglas L. Groves. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 28, 2019.
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

Date: August 5, 2019	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2019	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Interim Chief Financial Officer and Treasurer, and Controller and Chief Accounting Officer
(Principal Financial and Principal Accounting Officer)