Form 10-Q
period 2019-09-28
DUCOMMUN INC /DE/
filed 2019-10-30
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2019, the registrant had 11,563,241 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets as of September 28, 2019 and December 31, 2018	3

	Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 28, 2019 and September 29, 2018	4

	Condensed Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 28, 2019 and September 29, 2018	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months and Nine Months Ended September 28, 2019 and September 29, 2018	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2019 and September 29, 2018	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 4.	Mine Safety Disclosures	34

Item 6.	Exhibits	35

Signatures		38

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	September 28, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$6,381	$10,263
Restricted cash	361	—
Accounts receivable, net of allowance for doubtful accounts of $896 and $1,135 at September 28, 2019 and December 31, 2018, respectively	77,002	67,819
Contract assets	102,475	86,665
Inventories	109,848	101,125
Production cost of contracts	10,704	11,679
Other current assets	5,947	6,531
Total Current Assets	312,718	284,082
Property and equipment, net of accumulated depreciation of $164,907 and $154,840 at September 28, 2019 and December 31, 2018, respectively	112,597	107,045
Operating lease right-of-use assets	18,602	—
Goodwill	136,057	136,057
Intangibles, net	103,977	112,092
Non-current deferred income taxes	313	308
Other assets	5,290	5,155
Total Assets	$689,554	$644,739
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$78,310	$69,274
Contract liabilities	11,850	17,145
Accrued and other liabilities	37,701	37,786
Operating lease liabilities	2,915	—
Current portion of long-term debt	2,281	2,330
Total Current Liabilities	133,057	126,535
Long-term debt	222,600	228,868
Non-current operating lease liabilities	17,156	—
Non-current deferred income taxes	18,107	18,070
Other long-term liabilities	14,855	14,441
Total Liabilities	405,775	387,914
Commitments and contingencies (Notes 10, 12)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,561,987 and 11,417,863 shares issued and outstanding at September 28, 2019 and December 31, 2018, respectively	116	114
Additional paid-in capital	86,828	83,712
Retained earnings	203,682	180,356
Accumulated other comprehensive loss	(6,847)	(7,357)
Total Shareholders’ Equity	283,779	256,825
Total Liabilities and Shareholders’ Equity	$689,554	$644,739
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net Revenues	$181,101	$159,842	$534,162	$465,124
Cost of Sales	142,774	128,726	422,076	375,225
Gross Profit	38,327	31,116	112,086	89,899
Selling, General and Administrative Expenses	23,724	20,956	71,031	61,476
Restructuring Charges	—	3,373	—	10,784
Operating Income	14,603	6,787	41,055	17,639
Interest Expense	(4,363)	(2,497)	(13,140)	(9,159)
Income Before Taxes	10,240	4,290	27,915	8,480
Income Tax Expense	1,937	119	4,325	118
Net Income	$8,303	$4,171	$23,590	$8,362
Earnings Per Share
Basic earnings per share	$0.72	$0.37	$2.05	$0.73
Diluted earnings per share	$0.70	$0.36	$2.00	$0.72
Weighted-Average Number of Common Shares Outstanding
Basic	11,551	11,404	11,501	11,382
Diluted	11,794	11,683	11,784	11,639
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net Income	$8,303	$4,171	$23,590	$8,362
Other Comprehensive Income, Net of Tax:
Amortization of actuarial loss and prior service costs, net of tax of $(51) and $(45) for the three months ended September 28, 2019 and September 29, 2018, respectively, and $(154) and $(134) for the nine months ended September 28, 2019 and September 29, 2018, respectively	170	140	510	423
Change in unrealized gains and losses on cash flow hedges, net of tax of $(29) and $(16) for the three months ended September 28, 2019 and September 29, 2018, respectively, and $(2) and $(104) for the nine months ended September 28, 2019 and September 29, 2018, respectively	91	129	—	594
Other Comprehensive Income, Net of Tax	261	269	510	1,017
Comprehensive Income	$8,564	$4,440	$24,100	$9,379
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Common Stock and Paid-in-Capital
Balance, Beginning of Period	$83,959	$81,445	$83,826	$80,336
Employee Stock Purchase Plan	1,118	—	1,118	—
Stock Options Exercised	570	539	1,409	1,397
Stock Awards Vested	30	7	6,665	2,724
Stock Repurchased Related to Stock Options Exercised and Stock Awards Vested	(784)	(729)	(11,396)	(5,467)
Stock-Based Compensation	2,051	1,299	5,322	3,571
Balance, End of Period	86,944	82,561	86,944	82,561
Retained Earnings
Balance, Beginning of Period	195,379	175,512	180,356	161,364
Net Income	8,303	4,171	23,590	8,362
Adoption of ASC 842 Adjustment	—	—	(264)	—
Adoption of ASC 606 Adjustment	—	—	—	8,665
Adoption of ASU 2018-02 Adjustment	—	—	—	1,292
Balance, End of Period	203,682	179,683	203,682	179,683
Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(7,108)	(6,687)	(7,357)	(6,117)
Other Comprehensive Income, Net of Tax	261	269	510	1,017
Adoption of ASU 2018-02 Adjustment	—	—	—	(1,318)
Balance, End of Period	(6,847)	(6,418)	(6,847)	(6,418)
Total Stockholders’ Equity	$283,779	$255,826	$283,779	$255,826
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash Flows from Operating Activities
Net Income	$23,590	$8,362
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	20,751	18,635
Non-cash operating lease cost	1,972	—
Property and equipment impairment due to restructuring	—	5,784
Stock-based compensation expense	5,322	3,414
Deferred income taxes	113	3,446
(Recovery of) provision for doubtful accounts	(239)	344
Other	152	9,275
Changes in Assets and Liabilities:
Accounts receivable	(8,944)	10,771
Contract assets	(15,810)	(88,066)
Inventories	(8,723)	22,909
Production cost of contracts	(1,537)	(1,447)
Other assets	525	3,709
Accounts payable	8,806	22,610
Contract liabilities	(5,295)	15,108
Accrued and other liabilities	(614)	(1,452)
Net Cash Provided by Operating Activities	20,069	33,402
Cash Flows from Investing Activities
Purchases of property and equipment	(14,698)	(12,796)
Proceeds from sale of assets	—	117
Payments for acquisition of Certified Thermoplastics Co., LLC, net of cash acquired	—	(30,711)
Net Cash Used in Investing Activities	(14,698)	(43,390)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	163,500	239,700
Repayments of senior secured revolving credit facility	(163,500)	(227,100)
Repayments of term loan	(6,570)	—
Repayments of other debt and finance lease obligations	(118)	—
Net cash paid upon issuance of common stock under stock plans	(2,204)	(1,189)
Net Cash (Used in) Provided by Financing Activities	(8,892)	11,411
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(3,521)	1,423
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	10,263	2,150
Cash, Cash Equivalents, and Restricted Cash at End of Period	$6,742	$3,573
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 28, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.
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

Supplemental Cash Flow Information

	(In thousands)
	Nine Months Ended
	September 28, 2019	September 29, 2018
Interest paid	$11,597	$8,073
Taxes paid	$4,610	$195
Non-cash activities:
Purchases of property and equipment not paid	$1,054	$970
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data)		(In thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$8,303	$4,171	$23,590	$8,362
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,551	11,404	11,501	11,382
Dilutive potential common shares	243	279	283	257
Diluted weighted-average common shares outstanding	11,794	11,683	11,784	11,639
Earnings per share
Basic	$0.72	$0.37	$2.05	$0.73
Diluted	$0.70	$0.36	$2.00	$0.72
Potentially dilutive stock awards to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Stock options and stock units	206	171	100	216
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
We have money market funds and they are included as cash and cash equivalents. We also have interest rate cap hedge agreements and the fair value of the interest rate cap hedge agreements were determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement. The interest rate cap hedge premium as of September 28, 2019 is less than $0.1 million and is included as other current assets.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended September 28, 2019.

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
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of September 28, 2019, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedge. We record any hedge ineffectiveness and amounts excluded from effectiveness testing in current period earnings within interest expense. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the condensed consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. For the three and nine months ended September 28, 2019, the impact of cash flow hedges in the respective periods were insignificant.
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
Inventories
Inventories are stated at the lower of cost or net realizable value with cost being determined using a moving average cost basis for raw materials and actual cost for work-in-process and finished goods. The majority of our inventory is charged to cost of sales as raw materials are placed into production and the related revenue is recognized. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) incurred. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. The majority of our revenues are recognized over time, however, for revenue contracts where revenue is recognized using the point in time method, inventory is not reduced until it is shipped or transfer of control to the customer has occurred. Our ending inventory consists of raw materials, work-in-process, and finished goods.
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
The majority of our performance obligations are satisfied over time as work progresses. Typically, revenue is recognized over time using an input measure (i.e., costs incurred to date relative to total estimated costs at completion, also known as cost-to-cost plus reasonable profit) to measure progress. Our typical revenue contract is a firm fixed price contract, and the cost of raw materials could make up a significant amount of the total costs incurred. As such, we believe using the total costs incurred input method would be the most appropriate method. While the cost of raw materials could make up a significant amount of the total costs incurred, there is a direct relationship between our inputs and the transfer of control of goods or services to the customer. In the event the customer invokes a termination for convenience clause, we would be entitled to costs incurred to date plus a reasonable profit. The majority of our revenues are recognized over time. Contract costs typically include labor, materials, overhead, and when applicable, subcontractor costs.
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
Net cumulative catch up adjustments on profit recorded were not material during the three and nine months ended for both September 28, 2019 and September 29, 2018.

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
Contract Assets and Contract Liabilities
Contract assets consist of our right to payment for work performed but not yet billed. Contract assets are transferred to accounts receivable when we bill our customers. We bill our customers when we ship the products and meet the shipping terms within the revenue contract. Contract liabilities consist of advance or progress payments received from our customers prior to the time transfer of control occurs plus the estimated losses on contracts.
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(In thousands)
	September 28, 2019	December 31, 2018
Contract assets	$102,475	$86,665
Contract liabilities	$11,850	$17,145
Remaining performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of September 28, 2019 totaled $682.2 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2020 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	September 28 2019	September 29, 2018	September 28 2019	September 29, 2018
Consolidated Ducommun
Military and space	$80,487	$71,459	$231,635	$208,140
Commercial aerospace	88,922	76,343	269,080	219,019
Industrial	11,692	12,040	33,447	37,965
Total	$181,101	$159,842	$534,162	$465,124

Electronic Systems
Military and space	$59,081	$54,068	$176,813	$160,969
Commercial aerospace	19,815	19,588	53,785	53,672
Industrial	11,692	12,040	33,447	37,965
Total	$90,588	$85,696	$264,045	$252,606

Structural Systems
Military and space	$21,406	$17,391	$54,822	$47,171
Commercial aerospace	69,107	56,755	215,295	165,347
Total	$90,513	$74,146	$270,117	$212,518
Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2019
In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates” (“ASU 2019-07”), which improve, update, and simplify its regulations on financial reporting and disclosure. The new guidance was effective when issued, which is our interim period ending September 28, 2019. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

Note 2. Adoption of Accounting Standards Codification 842
We adopted ASC 842 with an initial application as of January 1, 2019. We utilized the additional transition method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to certain captions on the condensed consolidated balance sheet, including the opening balance of retained earnings in the nine months ended September 28, 2019. As part of the adoption of ASC 842, we have elected to utilize the following practical expedients that are permitted under ASC 842:

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

The net impact to the various captions on our January 1, 2019 opening unaudited condensed consolidated balance sheets was as follows:

	(In thousands)
	December 31, 2018		January 1, 2019
Unaudited Condensed Consolidated Balance Sheets	Balances Without Adoption of ASC 842	Effect of Adoption	Balances With Adoption of ASC 842
Assets
Other current assets	$6,531	$(208)	$6,323
Operating lease right-of-use assets	$—	$18,985	$18,985
Non-current deferred income taxes	$308	$5	$313
Other assets	$5,155	$254	$5,409
Liabilities
Operating lease liabilities	$—	$2,544	$2,544
Accrued and other liabilities	$37,786	$(329)	$37,457
Non-current operating lease liabilities	$—	$18,117	$18,117
Non-current deferred income taxes	$18,070	$(76)	$17,994
Other long-term liabilities	$14,441	$(956)	$13,485
Shareholders’ Equity
Retained earnings	$180,356	$(264)	$180,092
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
The components of lease expense for the three and nine months ended September 28, 2019 were as follows:

	(In thousands)
	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Operating leases expense	$1,041	$2,960

Finance leases expense:
Amortization of right-of-use assets	$59	$159
Interest on lease liabilities	12	32
Total finance lease expense	$71	$191
Short term lease expense for the three and nine months ended September 28, 2019 were not material.

Supplemental cash flow information related to leases for the nine months ended September 28, 2019 was as follows:

(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,005
Operating cash flows from finance leases	$32
Financing cash flows from finance leases	$119

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,437
Finance leases	$483
The weighted average remaining lease terms as of September 28, 2019 were as follows:

(In years)
Operating leases	7
Finance leases	4
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
The weighted average discount rate as of September 28, 2019 was as follows:

Operating leases	6.5%
Finance leases	6.5%
Maturity of operating and finance lease liabilities are as follows:

	(In thousands)
	Operating Leases	Finance Leases
2019 (Excluding the nine months ended September 28, 2019)	$1,025	$60
2020	4,129	242
2021	4,005	229
2022	3,610	92
2023	3,275	53
Thereafter	8,832	73
Total lease payments	24,876	749
Less imputed interest	4,805	84
Total	$20,071	$665
Operating lease payments include $11.4 million related to options to extend lease terms that are reasonably certain of being exercised. As of September 28, 2019, there are no legally binding minimum lease payments for leases signed but not yet commenced.
Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are not significant. As of September 28, 2019, it excludes $2.1 million of legally binding minimum lease payments for leases signed but not yet commenced. These finance leases will commence during 2019 with lease terms of 5 years to 10 years.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous accounting maturities of lease liabilities were as follows as of December 31, 2018:

(In thousands)
2019	$3,680
2020	3,405
2021	2,789
2022	1,404
2023	980
Thereafter	580
Total	$12,838

Note 3. Business Combinations
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
Subsequent to our quarter ended September 28, 2019, on October 8, 2019, we acquired 100.0% of the outstanding equity of Nobles Parent Inc., the parent company of Nobles Worldwide, Inc. (“Nobles”), a privately-held global leader in the design and manufacturing of high performance ammunition handling systems for a wide range of military platforms including fixed-wing aircraft, rotary-wing aircraft, ground vehicles, and shipboard systems. Nobles is located in St. Croix Falls, Wisconsin. The purchase price was $77.0 million, net of cash acquired, all payable in cash. The acquisition of Nobles advances our strategy to diversify and offer more customized, value-driven engineered products with aftermarket opportunities. We paid $77.3 million upon the closing of the transaction.

Note 4. Restructuring Activities
In November 2017, management approved and commenced a restructuring plan that was intended to increase operating efficiencies (“2017 Restructuring Plan”). We completed the 2017 Restructuring Plan as of December 31, 2018 and have recorded cumulative expenses of $23.6 million, with $14.8 million recorded during 2018, and $8.8 million recorded during 2017.
In the Electronic Systems segment, we recorded cumulative expenses of $3.8 million for severance and benefits which were classified as restructuring charges. We recorded cumulative $0.9 million for loss on early exit from lease termination which was classified as restructuring charges. We also recorded cumulative expenses of $0.9 million of other expenses which were classified as restructuring charges. In addition, we have recorded cumulative expenses of $0.2 million for professional service fees which were classified as restructuring charges. Further, we also recorded cumulative non-cash expenses of $0.1 million for inventory write down which were classified as cost of sales. Finally, we recorded cumulative non-cash expenses of $0.1 million for property and equipment impairment which were classified as restructuring charges.
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
During the three months ended September 28, 2019, the activities were not significant.
As of September 28, 2019, we have accrued $0.1 million and $0.1 million for severance and benefits and professional service fees in the Electronic Systems segment and Structural Systems segment, respectively.
Our restructuring activities in the nine months ended September 28, 2019 were as follows (in thousands):

	December 31, 2018	Nine Months Ended September 28, 2019			September 28, 2019
	Balance	Cash Payments	Adoption of ASU 842 Adjustment	Change in Estimates	Balance
Severance and benefits	$2,631	$(2,493)	$—	$—	$138
Lease termination	861	(126)	(735)	—	—
Professional service fees	43	(43)	—	—	—
Other	416	(416)	—	—	—
Total charged to restructuring charges	3,951	(3,078)	(735)	—	138
Inventory reserve	50	—	—	(50)	—
Total charged to cost of sales	50	—	—	(50)	—
Ending balance	$4,001	$(3,078)	$(735)	$(50)	$138

Note 5. Inventories
Inventories consisted of the following:

	(In thousands)
	September 28, 2019	December 31, 2018
Raw materials and supplies	$97,551	$89,767
Work in process	9,459	9,199
Finished goods	2,838	2,159
Total	$109,848	$101,125

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
The carrying amounts of our goodwill were as follows:

	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$18,622	$217,779
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2018	$117,435	$18,622	$136,057
Balance at September 28, 2019	$117,435	$18,622	$136,057

Note 7. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(In thousands)
	September 28, 2019	December 31, 2018
Accrued compensation	$28,938	$29,616
Accrued income tax and sales tax	55	82
Other	8,708	8,088
Total	$37,701	$37,786

Note 8. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	September 28, 2019	December 31, 2018
Term loan	$226,429	$233,000
Revolving credit facility	—	—
Total debt	226,429	233,000
Less current portion	2,281	2,330
Total long-term debt, less current portion	224,148	230,670
Less debt issuance costs - term loan	1,548	1,802
Total long-term debt, net of debt issuance costs - term loan	222,600	228,868
Less debt issuance costs - revolving credit facility (1)	1,669	1,907
Total long-term debt, net of debt issuance costs	$220,931	$226,961
Weighted-average interest rate	6.87%	4.71%
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
The New Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 3.75% to 4.00% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 3.75% to 4.00% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the New Term Loan requires installment payments of 0.25% of the outstanding principal balance of the New Term Loan amount on a quarterly basis. We made an aggregate total of $0.6 million and $6.6 million of voluntary and mandatory principal prepayments under the New Term Loan during the three and nine months ended September 28, 2019, respectively.

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
Further, if we meet the annual excess cash flow threshold, we will be required to make excess cash flow payments. The annual mandatory excess cash flow payments will be based on (i) 50% of the excess cash flow amount if the adjusted leverage ratio is greater than 3.25 to 1.0, (ii) 25% of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 3.25 to 1.0 but greater than 2.50 to 1.0, and (iii) zero percent of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 2.50 to 1.0. As of September 28, 2019, we were in compliance with all covenants required under the New Credit Facilities.
We had been making periodic voluntary principal prepayments on our Existing Credit Facilities and in conjunction with the closing of the New Credit Facilities on November 21, 2018, we drew down $240.0 million on the New Term Loan, $7.9 million on the New Revolving Credit Facility and used those proceeds along with current cash on hand to pay off the Existing Credit Facilities of $247.9 million. The New Term Loan replacing the term loan that was a part of the Existing Credit Facilities (“Existing Term Loan”) was considered an extinguishment of debt except for the portion related to a creditor that was part of the Existing Term Loan and the New Term Loan and in which case, it was considered a modification of debt. As a result, we expensed the portion of the unamortized debt issuance costs related to the Existing Term Loan that was considered an extinguishment of debt of $0.4 million. In addition, the New Revolving Credit Facility replacing the existing revolving credit facility that was part of the Existing Credit Facilities (“Existing Revolving Credit Facility”) was considered an extinguishment of debt except for the portion related to the creditors that were part of the Existing Revolving Credit Facility and the New Revolving Credit Facility and in which case, it was considered a modification of debt. As a result, we expensed the portion of the unamortized debt issuance costs related to the Existing Revolving Credit Facility that was considered an extinguishment of debt of $0.5 million. As such, an aggregate total loss on extinguishment of debt of $0.9 million was recorded.
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
Subsequent to our quarter ended September 28, 2019, on October 8, 2019, we acquired Nobles for a purchase price of $77.0 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid $77.3 million in cash by drawing down on the Revolving Credit Facility. See Note 3.
In April 2018, we acquired CTP for a purchase price of $30.7 million, net of cash acquired, all payable in cash. We paid an aggregate of $30.8 million in cash related to this transaction by drawing down on the Existing Revolving Credit Facility. See Note 3.
As of September 28, 2019, we had $99.8 million of unused borrowing capacity under the Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
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

Note 9. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$126	$150	$377	$450
Interest cost	347	317	1,041	951
Expected return on plan assets	(411)	(446)	(1,233)	(1,338)
Amortization of actuarial losses	221	185	664	557
Net periodic pension cost	$283	$206	$849	$620
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three and nine months ended September 28, 2019 were as follows:

	(In thousands)
	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Amortization of actuarial losses - total before tax (1)	$221	$664
Tax benefit	(51)	(154)
Net of tax	$170	$510

(1)	The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

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
We recorded income tax expense of $1.9 million for the three months ended September 28, 2019 compared to $0.1 million for the three months ended September 29, 2018. The increase in income tax expense for the third quarter of 2019 compared to the third quarter of 2018 was primarily due to higher pre-tax income and non-deductible expenses related to officers compensation for the third quarter of 2019 compared to the third quarter of 2018.
We recorded income tax expense of $4.3 million for the nine months ended September 28, 2019 compared to $0.1 million for the nine months ended September 29, 2018. The increase in income tax expense for the first nine months of 2019 compared to the first nine months of 2018 was primarily due to higher pre-tax income and non-deductible expenses related to officers compensation for the first nine months of 2019 compared to the first nine months of 2018. The increase in income tax expense was partially offset by higher discrete tax benefits recognized in the first nine months of 2019 for net tax windfalls related to stock-based compensation.
Our total amount of unrecognized tax benefits was $5.5 million and $5.3 million as of September 28, 2019 and December 31, 2018, respectively. If recognized, $3.5 million would affect the effective tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.

Note 12. Contingencies
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both September 28, 2019 and December 31, 2018, which is reflected in other long-term liabilities on its condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. Ducommun has established an accrual for its estimated liability in connection with the West Covina landfill of $0.4 million at September 28, 2019, which is reflected in other long-term liabilities on its condensed consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net Revenues
Electronic Systems	$90,588	$85,696	$264,045	$252,606
Structural Systems	90,513	74,146	270,117	212,518
Total Net Revenues	$181,101	$159,842	$534,162	$465,124
Segment Operating Income
Electronic Systems	$9,657	$9,050	$28,750	$23,463
Structural Systems	12,877	3,963	35,199	13,380
	22,534	13,013	63,949	36,843
Corporate General and Administrative Expenses (1)	(7,931)	(6,226)	(22,894)	(19,204)
Operating Income	$14,603	$6,787	$41,055	$17,639
Depreciation and Amortization Expenses
Electronic Systems	$3,569	$3,707	$10,602	$11,022
Structural Systems	3,350	2,576	9,750	7,510
Corporate Administration	73	37	399	103
Total Depreciation and Amortization Expenses	$6,992	$6,320	$20,751	$18,635
Capital Expenditures
Electronic Systems	$1,768	$879	$4,820	$5,091
Structural Systems	2,747	3,935	10,108	6,565
Corporate Administration	—	185	—	375
Total Capital Expenditures	$4,515	$4,999	$14,928	$12,031

(1)	Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(In thousands)
	September 28, 2019	December 31, 2018
Total Assets
Electronic Systems	$418,187	$405,743
Structural Systems	254,171	220,993
Corporate Administration (1)	17,196	18,003
Total Assets	$689,554	$644,739
Goodwill and Intangibles
Electronic Systems	$212,808	$219,872
Structural Systems	27,226	28,277
Total Goodwill and Intangibles	$240,034	$248,149

(1)	Includes assets not specifically identified to or allocated to either the Electronic Systems or Structural Systems operating segments, including cash and cash equivalents.

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
We adopted ASC 842, “Leases” (“ASC 842”), as of January 1, 2019, using the additional transition method of adoption. As such, our results for the three and nine months ended September 28, 2019 are reported under ASC 842 while our results for the three and nine months ended September 29, 2018 are reported under the prior lease accounting standard, ASC 840, “Leases” (“ASC 840”). See Note 2 to condensed consolidated financial statements included in Part I, Item I of this Form 10-Q.
Third quarter 2019 highlights:

•	Revenues of $181.1 million

•	Net income of $8.3 million, or $0.70 per diluted share

•	Adjusted EBITDA of $23.6 million

•	Acquired Nobles Worldwide, Inc. (“Nobles”) subsequent to quarter end
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, and restructuring charges (“Adjusted EBITDA”) was $23.6 million and $18.1 million for the three months ended September 28, 2019 and September 29, 2018, respectively.
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

•	Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;

•	Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights;

•	Stock-based compensation may be useful to our investors for determining current cash flow;

•	Restructuring charges may be useful to our investors in evaluating our core operating performance; and

•	Purchase accounting inventory step-ups may be useful to our investors as they do not necessarily reflect the current or on-going cash charges related to our core operating performance.
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$8,303	$4,171	$23,590	$8,362
Interest expense	4,363	2,497	13,140	9,159
Income tax expense	1,937	119	4,325	118
Depreciation	3,291	3,276	10,126	10,058
Amortization	3,701	3,044	10,625	8,577
Stock-based compensation expense	2,051	1,299	5,322	3,414
Restructuring charges	—	3,373	—	10,952
Inventory purchase accounting adjustments	—	293	—	622
Adjusted EBITDA	$23,646	$18,072	$67,128	$51,262
% of net revenues	13.1%	11.3%	12.6%	11.0%

Results of Operations
Third Quarter of 2019 Compared to Third Quarter of 2018
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended				(Dollars in thousands, except per share data) Nine Months Ended
	September 28, 2019	% of Net Revenues	September 29, 2018	% of Net Revenues	September 28, 2019	% of Net Revenues	September 29, 2018	% of Net Revenues
Net Revenues	$181,101	100.0%	$159,842	100.0%	$534,162	100.0%	$465,124	100.0%
Cost of Sales	142,774	78.8%	128,726	80.5%	422,076	79.0%	375,225	80.7%
Gross Profit	38,327	21.2%	31,116	19.5%	112,086	21.0%	89,899	19.3%
Selling, General and Administrative Expenses	23,724	13.1%	20,956	13.1%	71,031	13.3%	61,476	13.2%
Restructuring Charges	—	—%	3,373	2.1%	—	—%	10,784	2.3%
Operating Income	14,603	8.1%	6,787	4.3%	41,055	7.7%	17,639	3.8%
Interest Expense	(4,363)	(2.4)%	(2,497)	(1.6)%	(13,140)	(2.5)%	(9,159)	(2.0)%
Income Before Taxes	10,240	5.7%	4,290	2.7%	27,915	5.2%	8,480	1.8%
Income Tax Expense	1,937	nm	119	nm	4,325	nm	118	nm
Net Income	$8,303	4.6%	$4,171	2.6%	$23,590	4.4%	$8,362	1.8%

Effective Tax Rate	18.9%	nm	2.8%	nm	15.5%	nm	1.4%	nm
Diluted Earnings Per Share	$0.70	nm	$0.36	nm	$2.00	nm	$0.72	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three and nine months ended September 28, 2019 and September 29, 2018, respectively, were as follows:

	Three Months Ended					Nine Months Ended
		(Dollars in thousands)		% of Net Revenues			(Dollars in thousands)		% of Net Revenues
	Change	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	Change	September 28 2019	September 29, 2018	September 28 2019	September 29, 2018
Consolidated Ducommun
Military and space	$9,028	$80,487	$71,459	44.4%	44.7%	$23,495	$231,635	$208,140	43.4%	44.7%
Commercial aerospace	12,579	88,922	76,343	49.1%	47.8%	50,061	269,080	219,019	50.4%	47.1%
Industrial	(348)	11,692	12,040	6.5%	7.5%	(4,518)	33,447	37,965	6.2%	8.2%
Total	$21,259	$181,101	$159,842	100.0%	100.0%	$69,038	$534,162	$465,124	100.0%	100.0%

Electronic Systems
Military and space	$5,013	$59,081	$54,068	65.2%	63.1%	$15,844	$176,813	$160,969	67.0%	63.7%
Commercial aerospace	227	19,815	19,588	21.9%	22.9%	113	53,785	53,672	20.4%	21.3%
Industrial	(348)	11,692	12,040	12.9%	14.0%	(4,518)	33,447	37,965	12.6%	15.0%
Total	$4,892	$90,588	$85,696	100.0%	100.0%	$11,439	$264,045	$252,606	100.0%	100.0%

Structural Systems
Military and space	$4,015	$21,406	$17,391	23.6%	23.5%	$7,651	$54,822	$47,171	20.3%	22.2%
Commercial aerospace	12,352	69,107	56,755	76.4%	76.5%	49,948	215,295	165,347	79.7%	77.8%
Total	$16,367	$90,513	$74,146	100.0%	100.0%	$57,599	$270,117	$212,518	100.0%	100.0%
Net revenues for the three months ended September 28, 2019 were $181.1 million, compared to $159.8 million for the three months ended September 29, 2018. The year-over-year increase was primarily due to the following:

•	$12.6 million higher revenues in our commercial aerospace end-use markets due to additional content and higher build rates on large aircraft platforms; and

•	$9.0 million higher revenues in our military and space end-use markets due to higher build rates on other military and space platforms and various missile platforms.
Net revenues for the nine months ended September 28, 2019 were $534.2 million, compared to $465.1 million for the nine months ended September 29, 2018. The year-over-year increase was primarily due to the following:

•	$50.1 million higher revenues in our commercial aerospace end-use markets due to additional content and higher build rates on large aircraft platforms; and

•	$23.5 million higher revenues in our military and space end-use markets due to higher build rates on other military and space platforms and various missile platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Boeing Company	13.8%	17.0%	16.7%	17.1%
Raytheon Company	11.3%	11.5%	11.2%	11.8%
Spirit Aerosystems Holdings, Inc.	11.9%	10.2%	12.9%	9.3%
Total top ten customers (1)	61.5%	62.0%	64.6%	62.9%

(1)	Includes The Boeing Company (“Boeing”), Raytheon Company (“Raytheon”), and Spirit Aerosystems Holdings, Inc. (“Spirit”).

Boeing, Raytheon, and Spirit represented the following percentages of total accounts receivable:

	September 28, 2019	December 31, 2018
Boeing	14.1%	8.0%
Raytheon	5.3%	2.8%
Spirit	3.5%	0.1%
The net revenues and accounts receivable from Boeing, Raytheon, and Spirit are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin as a percentage of net revenues increased year-over-year in the three months ended September 28, 2019 to 21.2%, compared to the three months ended September 29, 2018 of 19.5% due to favorable manufacturing volume, favorable product mix, and manufacturing efficiencies.
Gross profit margin as a percentage of net revenues increased year-over-year in the nine months ended September 28, 2019 to 21.0%, compared to the nine months ended September 29, 2018 of 19.3% primarily due to favorable manufacturing volume, favorable product mix, and manufacturing efficiencies, partially offset by higher other manufacturing costs.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $2.8 million year-over-year in the three months ended September 28, 2019 compared to the three months ended September 29, 2018 due to higher other corporate related expenses of $1.0 million and higher compensation and benefit costs of $0.8 million.
SG&A expenses increased $9.6 million year-over-year in the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018 primarily due to higher compensation and benefit costs of $5.2 million, one-time severance charges of $1.7 million, and higher other corporate related expenses of $1.7 million.
Restructuring Charges
Restructuring charges decreased $3.4 million and $11.0 million (including $0.2 million in cost of sales) year-over-year in the three and nine months ended September 28, 2019 compared to the three and nine months ended September 29, 2018, respectively, due to the restructuring plan implemented in November 2017 that was expected to increase operating efficiencies and was completed by December 31, 2018. See Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Interest Expense
Interest expense increased year-over-year in the three and nine months ended September 28, 2019 compared to the three and nine months ended September 29, 2018 due to higher interest rates.
Income Tax Expense
We recorded income tax expense of $1.9 million for the three months ended September 28, 2019 compared to $0.1 million for the three months ended September 29, 2018. The increase in income tax expense for the third quarter of 2019 compared to the third quarter of 2018 was primarily due to higher pre-tax income and non-deductible expenses related to officers compensation for the third quarter of 2019 compared to the third quarter of 2018.
We recorded income tax expense of $4.3 million for the nine months ended September 28, 2019 compared to an income tax expense of less than $0.1 million for the nine months ended September 29, 2018. The increase in income tax expense for the first nine months of 2019 compared to the first nine months of 2018 was primarily due to higher pre-tax income and non-deductible expenses related to officers compensation. The increase in income tax expense was partially offset by higher discrete tax benefits recognized in the first nine months of 2019 for net tax windfalls related to share-based compensation.
Our total amount of unrecognized tax benefits was $5.5 million and $5.3 million as of September 28, 2019 and December 31, 2018, respectively. If recognized, $3.5 million would affect the effective tax rate. We do not reasonably expect significant increases or decreases to our unrecognized tax benefits in the next twelve months.

Net Income and Earnings per Share
Net income and earnings per share for the three months ended September 28, 2019 were $8.3 million, or $0.70 per diluted share, compared to $4.2 million, or $0.36 per diluted share, for the three months ended September 29, 2018. The increase in net income for the three months ended September 28, 2019 compared to the three months ended September 29, 2018 was due to $7.2 million of higher gross profit as a result of higher revenues and improved operating performance. Restructuring charges were lower by $3.4 million that were offset by $2.8 million of higher selling, general and administrative expenses, $1.9 million of higher interest expense, and $1.8 million of higher income taxes.
Net income and earnings per share for the nine months ended September 28, 2019 were $23.6 million, or $2.00 per diluted share, compared to $8.4 million, or $0.72 per diluted share, for the nine months ended September 29, 2018. The increase in net income for the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018 was due to $22.2 million of higher gross profit as a result of higher revenues and improved operating performance. Restructuring charges were lower by $11.0 million that were offset by $9.6 million of higher selling, general and administrative expenses, $4.2 million of higher income taxes, and $4.0 million of higher interest expense.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended					Nine Months Ended
	%	(Dollars in thousands)		% of Net Revenues		%	(Dollars in thousands)		% of Net Revenues
	Change	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	Change	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net Revenues
Electronic Systems	5.7%	$90,588	$85,696	50.0%	53.6%	4.5%	$264,045	$252,606	49.4%	54.3%
Structural Systems	22.1%	90,513	74,146	50.0%	46.4%	27.1%	270,117	212,518	50.6%	45.7%
Total Net Revenues	13.3%	$181,101	$159,842	100.0%	100.0%	14.8%	$534,162	$465,124	100.0%	100.0%
Segment Operating Income
Electronic Systems		$9,657	$9,050	10.7%	10.6%		$28,750	$23,463	10.9%	9.3%
Structural Systems		12,877	3,963	14.2%	5.3%		35,199	13,380	13.0%	6.3%
		22,534	13,013				63,949	36,843
Corporate General and Administrative Expenses (1)		(7,931)	(6,226)	(4.4)%	(3.9)%		(22,894)	(19,204)	(4.3)%	(4.1)%
Total Operating Income		$14,603	$6,787	8.1%	4.3%		$41,055	$17,639	7.7%	3.8%
Adjusted EBITDA
Electronic Systems
Operating Income		$9,657	$9,050				$28,750	$23,463
Depreciation and Amortization		3,569	3,707				10,602	11,022
Restructuring Charges		—	1,150				—	2,406
		13,226	13,907	14.6%	16.2%		39,352	36,891	14.9%	14.6%
Structural Systems
Operating Income		12,877	3,963				35,199	13,380
Depreciation and Amortization		3,350	2,576				9,750	7,510
Restructuring Charges		—	1,612				—	6,748
Inventory Purchase Accounting Adjustments		—	293				—	622
		16,227	8,444	17.9%	11.4%		44,949	28,260	16.6%	13.3%
Corporate General and Administrative Expenses (1)
Operating Loss		(7,931)	(6,226)				(22,894)	(19,204)
Depreciation and Amortization		73	37				399	103
Stock-Based Compensation Expense		2,051	1,299				5,322	3,414
Restructuring Charges		—	611				—	1,798
		(5,807)	(4,279)				(17,173)	(13,889)
Adjusted EBITDA		$23,646	$18,072	13.1%	11.3%		$67,128	$51,262	12.6%	11.0%
Capital Expenditures
Electronic Systems		$1,768	$879				$4,820	$5,091
Structural Systems		2,747	3,935				10,108	6,565
Corporate Administration		—	185				—	375
Total Capital Expenditures		$4,515	$4,999				$14,928	$12,031

(1)	Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

Electronic Systems
Electronic Systems net revenues in the three months ended September 28, 2019 compared to the three months ended September 29, 2018 increased $4.9 million million primarily due to the following:

•
$5.0 million higher revenues in our military and space end-use markets due to higher build rates on other military and space platforms and various missile platforms, partially offset by lower military rotary-wing aircraft due to timing of orders; and

•	$0.2 million higher revenues in our commercial aerospace end-use markets.
Electronic Systems net revenues in the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018 increased $11.4 million primarily due to the following:

•
$15.8 million higher revenues in our military and space end-use markets due to higher build rates on other military and space platforms and various missile platforms, partially offset by lower military rotary-wing aircraft due to timing of orders; and

•	$0.1 million higher revenues in our commercial aerospace end-use markets.
Electronic Systems segment operating income in the three months ended September 28, 2019 compared to the three months ended September 29, 2018 increased $0.6 million due to lower restructuring charges in the current year.
Electronic Systems segment operating income in the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018 increased $5.3 million due to favorable product mix, improved manufacturing efficiencies, lower restructuring charges in the current year, and favorable manufacturing volume.
Structural Systems
Structural Systems net revenues in the three months ended September 28, 2019 compared to the three months ended September 29, 2018 increased $16.4 million million due to the following:

•	$12.4 million higher revenues in our commercial aerospace end-use markets due to additional content and higher build rates on large aircraft platforms; and

•	$4.0 million higher revenues in our military and space end-use markets due to higher build rates on military rotary-wing aircraft platforms and various missile platforms.
Structural Systems net revenues in the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018 increased $57.6 million due to the following:

•	$49.9 million higher revenues in our commercial aerospace end-use markets due to additional content and higher build rates on large aircraft platforms; and

•	$7.7 million higher revenues in our military and space end-use markets due to higher build rates on military rotary-wing aircraft platforms.
The Structural Systems segment operating income in the three and nine months ended September 28, 2019 compared to the three and nine months ended September 29, 2018 increased $8.9 million and $21.8 million, respectively, due to favorable manufacturing volume, favorable product mix, improved manufacturing efficiencies, and lower restructuring charges in the current year.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased $1.7 million in the three months ended September 28, 2019 compared to the three months ended September 29, 2018 due to higher other corporate expenses of $1.0 million and higher compensation and benefit costs of $0.7 million, partially offset by lower restructuring charges in the current year of $0.6 million.
CG&A expenses increased $3.7 million in the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018 due to higher compensation and benefit costs of $2.6 million, one-time severance charges of $1.7 million, and higher other corporate expenses of $1.1 million, partially offset by lower restructuring charges in the current year of $1.8 million and lower professional services fees of $0.6 million.
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
The decrease in backlog was primarily in the commercial aerospace end-use markets and industrial end-use markets. $574.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of September 28, 2019 and December 31, 2018:

	(Dollars in thousands)
	Change	September 28, 2019	December 31, 2018
Consolidated Ducommun
Military and space	$33,049	$372,492	$339,443
Commercial aerospace	(57,864)	429,368	487,232
Industrial	(4,460)	33,314	37,774
Total	$(29,275)	$835,174	$864,449
Electronic Systems
Military and space	$14,573	$255,769	$241,196
Commercial aerospace	20,068	68,100	48,032
Industrial	(4,460)	33,314	37,774
Total	$30,181	$357,183	$327,002
Structural Systems
Military and space	$18,476	$116,723	$98,247
Commercial aerospace	(77,932)	361,268	439,200
Total	$(59,456)	$477,991	$537,447

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	September 28,	December 31,
	2019	2018
Total debt, including long-term portion	$226.4	$233.0
Weighted-average interest rate on debt	6.87%	4.71%
Term Loan interest rate	6.49%	4.15%
Cash and cash equivalents	$6.4	$10.3
Unused Revolving Credit Facility	$99.8	$99.7
In November 2018, we completed new credit facilities to replace the Existing Credit Facilities. The new credit facilities consist of a $240.0 million senior secured term loan, which matures on November 21, 2025 (“New Term Loan”), and a $100.0 million senior secured revolving credit facility (“New Revolving Credit Facility”), which matures on November 21, 2023 (collectively, the “New Credit Facilities”). We are required to make installment payments of 0.25% of the outstanding principal balance of the New Term Loan amount on a quarterly basis. In addition, if we meet the annual excess cash flow threshold, we will be required to make excess flow payments on an annual basis. Further, the undrawn portion of the commitment of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.20% to 0.30%, based upon the consolidated total net adjusted leverage ratio. As of September 28, 2019, we were in compliance with all covenants required under the Credit Facilities. See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information. We made an aggregate total of $0.6 million and $6.6 million of voluntary and mandatory principal prepayments under the Term Loan during the three and nine months ended September 28, 2019, respectively.
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges.

Subsequent to our quarter ended September 28, 2019, on October 8, 2019, we acquired Nobles Parent Inc., the parent company of Nobles Worldwide, Inc. (“Nobles”) for a purchase price of $77.0 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid $77.3 million in cash by drawing down on the Revolving Credit Facility. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Cash Flow Summary
Net cash provided by operating activities for the nine months ended September 28, 2019 was $20.1 million, compared to $33.4 million for the nine months ended September 29, 2018. The lower net cash generated during the first nine months of 2019 was due to higher contract assets, higher accounts receivable, and higher inventories, partially offset by higher net income.
Net cash used in investing activities was $14.7 million for the nine months ended September 28, 2019 compared to $43.4 million in the nine months ended September 29, 2018. The lower net cash used in the first nine months of 2019 compared to the prior year period was due to lower acquisitions in the current year.
Net cash used in financing activities was $8.9 million for the nine months ended September 28, 2019 compared to net cash provided of $11.4 million for the first nine months of September 29, 2018. The higher net cash used in the first nine months of 2019 was due to higher net repayments on the Revolving Credit Facility and higher repayments on the Term Loan.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating and finance leases not recorded as a result of the practical expedients utilized as a part of the adoption of ASC 842 as of January 1, 2019 and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Annual Report on Form 10-K. As a result of adopting ASC 842 as of January 1, 2019, there have been material changes to our lease accounting policies during the nine months ended September 28, 2019, and are described in Note 2 to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At September 28, 2019, we had total borrowings of $226.4 million under our New Credit Facilities.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 28, 2019 that would have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our risk factors. There have been no material changes in the nine months ended September 28, 2019 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
2.3 Agreement and Plan of Merger, dated as of October 8, 2019, among Ducommun LaBarge Technologies, Inc., DLT Acquisition, Inc., Nobles Parent Inc., and the Stockholder Representative. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on October 9, 2019.
2.4 Stock Purchase Agreement dated January 22, 2016, by and among Ducommun Incorporated, Ducommun LaBarge Technologies, Inc., as Seller, LaBarge Electronics, Inc., and Intervala, LLC, as Buyer. Incorporated by reference to Exhibit 2.1 to Form 8-K dated January 25, 2016.
2.5 Stock Purchase Agreement dated February 24, 2016, by and between Ducommun LaBarge Technologies, Inc., as Seller, and General Atomics, as Buyer. Incorporated by reference to Exhibit 2.1 to Form 8-K dated February 24, 2016.

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

Date: October 30, 2019	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2019	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Interim Chief Financial Officer and Treasurer, and Controller and Chief Accounting Officer
(Principal Financial and Principal Accounting Officer)