Form 10-Q
period 2020-03-28
DUCOMMUN INC /DE/
filed 2020-04-30
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2020, the registrant had 11,648,725 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	March 28, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$65,599	$39,584
Accounts receivable, net (allowance for credit losses of $1,418 and $1,321 at March 28, 2020 and December 31, 2019, respectively)	81,627	67,133
Contract assets	117,213	106,670
Inventories	119,751	112,482
Production cost of contracts	7,859	9,402
Other current assets	4,733	5,497
Total Current Assets	396,782	340,768
Property and Equipment, Net of Accumulated Depreciation of $158,711 and $162,920 at March 28, 2020 and December 31, 2019, respectively	114,732	115,216
Operating Lease Right-of-Use Assets	18,519	19,105
Goodwill	170,890	170,917
Intangibles, Net	134,532	138,362
Non-Current Deferred Income Taxes	60	55
Other Assets	6,322	6,006
Total Assets	$841,837	$790,429
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$76,970	$82,597
Contract liabilities	27,878	14,517
Accrued and other liabilities	28,048	37,620
Operating lease liabilities	3,049	2,956
Current portion of long-term debt	7,000	7,000
Total Current Liabilities	142,945	144,690
Long-Term Debt, Less Current Portion	343,625	300,887
Non-Current Operating Lease Liabilities	16,937	17,565
Non-Current Deferred Income Taxes	18,147	16,766
Other Long-Term Liabilities	17,756	17,721
Total Liabilities	539,410	497,629
Commitments and Contingencies (Notes 9, 11)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,648,617 and 11,572,668 shares issued and outstanding at March 28, 2020 and December 31, 2019, respectively	116	116
Additional paid-in capital	89,820	88,399
Retained earnings	220,483	212,553
Accumulated other comprehensive loss	(7,992)	(8,268)
Total Shareholders’ Equity	302,427	292,800
Total Liabilities and Shareholders’ Equity	$841,837	$790,429
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net Revenues	$173,475	$172,566
Cost of Sales	136,671	136,872
Gross Profit	36,804	35,694
Selling, General and Administrative Expenses	23,178	22,846
Operating Income	13,626	12,848
Interest Expense	(4,246)	(4,351)
Income Before Taxes	9,380	8,497
Income Tax Expense	1,450	1,025
Net Income	$7,930	$7,472
Earnings Per Share
Basic earnings per share	$0.68	$0.65
Diluted earnings per share	$0.67	$0.64
Weighted-Average Number of Common Shares Outstanding
Basic	11,610	11,434
Diluted	11,855	11,755
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net Income	$7,930	$7,472
Other Comprehensive Income, Net of Tax:
Amortization of actuarial loss and prior service costs, net of tax of $59 and $51 for the three months ended March 28, 2020 and March 30, 2019, respectively	190	170
Change in unrealized gains and losses on cash flow hedges, net of tax of $26 and $54 for the three months ended March 28, 2020 and March 30, 2019, respectively	86	(84)
Other Comprehensive Income, Net of Tax	276	86
Comprehensive Income	$8,206	$7,558
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Common Stock and Paid-in-Capital
Balance, Beginning of Period	$88,515	$83,826
Employee Stock Purchase Plan	1,112	—
Stock Options Exercised	39	97
Stock Awards Vested	(1)	(1)
Stock Repurchased Related to the Exercise of Stock Options	(2,008)	(1,901)
Stock-Based Compensation	2,279	1,464
Balance, End of Period	89,936	83,485
Retained Earnings
Balance, Beginning of Period	212,553	180,356
Net Income	7,930	7,472
Adoption of ASC 842 Adjustment	—	(264)
Balance, End of Period	220,483	187,564
Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(8,268)	(7,357)
Other Comprehensive Income, Net of Tax	276	86
Balance, End of Period	(7,992)	(7,271)
Total Stockholders’ Equity	$302,427	$263,778
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash Flows from Operating Activities
Net Income	$7,930	$7,472
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	7,336	6,755
Non-cash operating lease cost	811	633
Stock-based compensation expense	2,279	1,464
Deferred income taxes	1,495	217
Allowance for credit losses	97	104
Inventory reserves	398	154
Other	194	(19)
Changes in Assets and Liabilities:
Accounts receivable	(14,591)	4,581
Contract assets	(10,543)	(6,641)
Inventories	(7,667)	(3,023)
Production cost of contracts	973	105
Other assets	871	(468)
Accounts payable	(4,711)	(1,789)
Contract liabilities	13,361	(2,115)
Operating lease liabilities	(700)	(627)
Accrued and other liabilities	(9,567)	(8,492)
Net Cash Used in Operating Activities	(12,034)	(1,689)
Cash Flows from Investing Activities
Purchases of property and equipment	(3,867)	(3,225)
Post closing cash received from the acquisition of Nobles Worldwide, Inc., net	190	—
Net Cash Used in Investing Activities	(3,677)	(3,225)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	65,900	61,900
Repayments of senior secured revolving credit facility	(15,900)	(58,700)
Repayments of term loans	(7,362)	(3,000)
Repayments of other debt	(54)	(17)
Net cash paid upon issuance of common stock under stock plans	(858)	(1,805)
Net Cash Provided by (Used in) Financing Activities	41,726	(1,622)
Net Increase (Decrease) in Cash and Cash Equivalents	26,015	(6,536)
Cash and Cash Equivalents at Beginning of Period	39,584	10,263
Cash and Cash Equivalents at End of Period	$65,599	$3,727
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
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun,” the “Company,” “we,” “us” or “our”), after eliminating intercompany balances and transactions. The December 31, 2019 condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
Our significant accounting policies were described in Part IV, Item 15(a)(1), “Note 1. Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 28, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.
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
Use of Estimates
Certain amounts and disclosures included in the unaudited condensed consolidated financial statements require management to make estimates and judgments that affect the amounts of assets, liabilities (including forward loss reserves), revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.Certain reclassifications have been made to prior period amounts to conform to the current year’s presentation.
Impact of the COVID-19 Pandemic
The commercial aerospace industry continues to be adversely affected by the impact from the continued grounding of the Boeing 737 MAX program combined with the outbreak of the COVID-19 pandemic which resulted in the announcements towards the end of our first quarter by two of our largest customers, The Boeing Company (“Boeing”) and Spirit Aerosystems Holdings, Inc. (“Spirit”), to temporarily shut down production at some of their facilities. While Boeing has resumed production at two of their manufacturing facilities subsequent to our quarter ended March 28, 2020, we expect there will be an impact to our condensed consolidated financial results for the second quarter of 2020. Given the uncertainties surrounding the duration and impact of these matters, we cannot reasonably estimate with certainty the related financial impact to our full year 2020 financial results; however, there could be a material adverse impact on our business, results of operations and financial condition for some portion, if not the remainder, of 2020.

Supplemental Cash Flow Information

	(In thousands)
	Three Months Ended
	March 28, 2020	March 30, 2019
Interest paid	$3,523	$3,984
Taxes paid	$33	$5
Non-cash activities:
Purchases of property and equipment not paid	$464	$2,124
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data)
	Three Months Ended
	March 28, 2020	March 30, 2019
Net income	$7,930	$7,472
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,610	11,434
Dilutive potential common shares	245	321
Diluted weighted-average common shares outstanding	11,855	11,755
Earnings per share
Basic	$0.68	$0.65
Diluted	$0.67	$0.64
Potentially dilutive stock awards to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands)
	Three Months Ended
	March 28, 2020	March 30, 2019
Stock options and stock units	253	178
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
We have money market funds and they are included as cash and cash equivalents. We also have interest rate cap hedge agreements for which the fair value of the interest rate cap hedge agreements was determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement. The interest rate cap hedge premium is zero as of March 28, 2020.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended March 28, 2020.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of March 28, 2020, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedge. We record any hedge ineffectiveness and amounts excluded from effectiveness testing in current period earnings within interest expense. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the condensed consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. For the three months ended March 28, 2020, the impact of cash flow hedges in the respective periods were insignificant.
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
We have a significant number of contracts that are started and completed within the same year, as well as contracts derived from long-term agreements and programs that can span several years. We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. We apply a five-step approach as defined in the new standard in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.
Orders for our products generally correspond to the production schedules of our customers and are supported with purchase orders with firm fixed price and firm delivery dates. Our customers have continuous control of the work in progress and finished goods throughout the manufacturing process, as these are built to customer specifications with no alternative use, and there is an enforceable right to payment for work performed to date. As a result, we recognize revenue over time based on the extent of progress towards completion of the performance obligation. Revenue recognized is based on the cost-to-cost method as it best depicts the transfer of control to our customer which takes place as we incur costs. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.
From time to time, we recognize revenue at a point in time upon transfer of control of the products to the customer. Point in time recognition was determined as the customer does not simultaneously receive or consume the benefits provided by our performance and the asset being manufactured has alternative uses to us.
Each distinct promise to transfer products is considered an identified performance obligation for which revenue is recognized upon transfer of control of the products to our customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual good or service is not separately identifiable from other promises in the contract and is, therefore, not distinct.
As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates on a regular basis. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the quarter it is identified. The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. Net cumulative catch up adjustments on profit recorded were not material during the three months ended for both March 28, 2020 and March 30, 2019.
Contract Assets and Contract Liabilities
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(In thousands)
	March 28, 2020	December 31, 2019
Contract assets	$117,213	$106,670
Contract liabilities	$27,878	$14,517
Remaining performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of March 28, 2020 totaled $726.8 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2021 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(In thousands)
	Three Months Ended
	March 28 2020	March 30, 2019
Consolidated Ducommun
Military and space	$100,820	$76,661
Commercial aerospace	62,525	85,496
Industrial	10,130	10,409
Total	$173,475	$172,566

Electronic Systems
Military and space	$73,238	$60,387
Commercial aerospace	14,752	13,401
Industrial	10,130	10,409
Total	$98,120	$84,197

Structural Systems
Military and space	$27,582	$16,274
Commercial aerospace	47,773	72,095
Total	$75,355	$88,369
Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2020
In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”), which provides clarity to, or address various specific issues, including modifications of debt instruments. The new guidance was effective upon issuance of this final accounting standards update. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In February 2020, the FASB issued ASU 2020-02, “Financial Statements - Credit losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Relating to Accounting Standards Update No. 2016-02, Leases (Topic 842)” (“ASU 2020-02”), which provides guidance on the measurement and requirements related to credit losses. The new guidance was effective upon issuance of this final accounting standards update. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Statements” (“ASU 2019-04”), which clarify, correct, and improve various aspects of the guidance in ASU 2016-01, ASU 2016-13, and ASU 2017-12. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which was our interim period beginning January 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“ASU 2019-01”), which addresses various lessor implementation issues and clarifies that lessees and lessors are exempt from certain interim disclosure requirements associated with the adoption of ASC 842. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which was our interim period beginning January 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to

the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which should improve the effectiveness of fair value measurement disclosures by removing certain requirements, modifying certain requirements, and adding certain new requirements. The new guidance was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which was our interim period beginning January 1, 2020. Early adoption was permitted. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The new guidance was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which was our interim period beginning January 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional guidance for a limited time for contracts that reference London Interbank Offered Rate (“LIBOR”), to ease the potential burden in accounting for, or recognizing the effects, of reference rate reform on financial reporting as a result of the cessation of LIBOR. The new guidance is effective at any time after March 12, 2020 but no later than December 31, 2022. We are evaluating the impact of this standard.
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

Note 2. Business Combinations
In October 2019, we acquired 100.0% of the outstanding equity interests of Nobles Parent Inc., the parent company of Nobles Worldwide, Inc. (“Nobles”), a privately-held global leader in the design and manufacturing of high performance ammunition handling systems for a wide range of military platforms including fixed-wing aircraft, rotary-wing aircraft, ground vehicles, and shipboard systems. Nobles is located in St. Croix Falls, Wisconsin. The acquisition of Nobles advances our strategy to diversify and offer more customized, value-driven engineered products with aftermarket opportunities.
The original purchase price for Nobles was $77.0 million, net of cash acquired, all payable in cash. We paid a gross total aggregate of $77.3 million in cash upon the closing of the transaction. Subsequent to the closing of the transaction, during the three months ended March 28, 2020, we received $0.2 million back from the seller which lowered the purchase price to $76.8 million, net of cash acquired. We preliminarily allocated the gross purchase price of $77.1 million to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill. The allocation is subject to revision as the estimates of fair value of the assets acquired and liabilities assumed are based on preliminary information and are subject to refinement. We are in the process of reviewing third party valuation of the assets and liabilities. In addition, the purchase price is subject to finalization of the working capital amount.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Estimated Fair Value
Cash	$658
Accounts receivable	1,880
Inventories	2,866
Other current assets	288
Property and equipment	2,319
Intangible assets	37,200
Goodwill	34,833
Other non-current assets	675
Total assets acquired	80,719
Current liabilities	(2,187)
Net non-current deferred tax liability	(742)
Other non-current liabilities	(675)
Total liabilities assumed	(3,604)
Total purchase price allocation	$77,115

	Useful Life (In years)	Estimated Fair Value (In thousands)
Intangible assets:
Customer relationships	15-16	$34,200
Trade names and trademarks	15	3,000
		$37,200
The intangible assets acquired of $37.2 million were preliminarily determined based on the estimated fair values using valuation techniques consistent with the income approach to measure fair value. The useful lives were estimated based on the underlying agreements or the future economic benefit expected to be received from the assets. The fair values of the identifiable intangible assets were estimated using several valuation methodologies, which represented Level 3 fair value measurements. The value for customer relationships was estimated based on a multi-period excess earnings approach, while the value for trade names and trademarks was assessed using the relief from royalty methodology.
The goodwill of $34.8 million arising from the acquisition is attributable to the benefits we expect to derive from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, opportunities within new markets, and an acquired assembled workforce. All the goodwill was assigned to the Structural Systems segment. The Nobles acquisition, for tax purposes, is also deemed a stock acquisition and thus, the goodwill recognized is not deductible for income tax purposes except for $6.7 million of pre-acquisition goodwill that is tax deductible.
Acquisition related transaction costs were not included as components of consideration transferred but have been expensed as incurred. Total acquisition-related transaction costs incurred by us were $0.8 million during 2019 and charged to selling, general and administrative expenses.
Nobles’ results of operations have been included in our condensed consolidated statements of income since the date of acquisition as part of the Structural Systems segment. Pro forma results of operations of the Nobles acquisition have not been presented as the effect of the Nobles acquisition was not material to our financial results.

Note 3. Inventories
Inventories consisted of the following:

	(In thousands)
	March 28, 2020	December 31, 2019
Raw materials and supplies	$106,347	$98,151
Work in process	10,026	10,887
Finished goods	3,378	3,444
Total	$119,751	$112,482

Note 4. Leases
We elected to utilize the following practical expedients that are permitted under ASC 842:
•As an accounting policy election by class of underlying asset, chose not to separate nonlease components from lease components and instead to account for each separate lease component and the nonlease components associated with that lease component as a single lease component; and
•As an accounting policy election chose not to apply the recognition requirements in ASC 842 to short term leases (a lease at commencement date has a lease term of 12 months or less and does not contain a purchase option that the lessee is reasonably certain to exercise).
We have operating and finance leases for manufacturing facilities, corporate offices, and various equipment. Our leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.
The components of lease expense were as follows:

	(In thousands)
	Three Months Ended
	March 28, 2020	March 30, 2019
Operating leases expense	$1,008	963

Finance leases expense:
Amortization of right-of-use assets	$60	$45
Interest on lease liabilities	10	9
Total finance lease expense	$70	$54
Short term lease expense for the three months ended March 28, 2020 was not material.
Supplemental cash flow information related to leases were as follows:

	(In thousands)
	Three Months Ended
	March 28, 2020	March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,029	$923
Operating cash flows from finance leases	$10	$9
Financing cash flows from finance leases	$54	$17

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$165	$—
Finance leases	$372	$457

The weighted average remaining lease terms were as follows:

	(In years)
	Three Months Ended
	March 28, 2020	March 30, 2019
Operating leases	5	7
Finance leases	7	4
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
The weighted average discount rates were as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Operating leases	6.5%	6.5%
Finance leases	5.3%	6.5%
Maturity of operating and finance lease liabilities are as follows:

	(In thousands)
	Operating Leases	Finance Leases
2020 (Excluding the three months ended March 28, 2020)	$3,173	$223
2021	4,177	284
2022	3,786	147
2023	3,454	108
2024	3,032	82
Thereafter	7,071	207
Total lease payments	24,693	1,051
Less imputed interest	4,707	81
Total	$19,986	$970
Operating lease payments include $11.6 million related to options to extend lease terms that are reasonably certain of being exercised. As of March 28, 2020, there are no legally binding minimum lease payments for leases signed but not yet commenced.
Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are not significant. As of March 28, 2020, it excludes $1.0 million of legally binding minimum lease payments for leases signed but not yet commenced. These finance leases will commence during 2020 with a lease term of 10 years.

Note 5. Goodwill
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
As a result of the outbreak of the COVID-19 pandemic during the three months ended March 28, 2020, which impacts our business in the United States and the rest of the world, we assessed our goodwill for potential impairment indicators. The most recent goodwill impairment test for our Electronic Systems reporting unit was the annual goodwill impairment test as of the first day of the fourth quarter of 2019 where the fair value of our Electronic Systems reporting unit exceeded its carrying value by 44% and thus, goodwill was not deemed impaired at that time. For the first quarter of 2020, we performed a qualitative assessment including consideration of 1) margin of passing most recent Step 1 analysis, 2) earnings before interest, taxes, depreciation, and amortization, 3) long-term growth rate, 4) analyzing material adverse factors/changes between valuation dates, 5) general macroeconomic factors, and 6) industry and market conditions. We determined it was not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus, goodwill was not deemed impaired.
The most recent Step 1 goodwill impairment test for our Structural Systems reporting unit was April 2019, where the fair value of our Structural Systems reporting unit exceeded its carrying value by 85%. As such, for our annual goodwill impairment test as of the first day of the fourth quarter of 2019, we used a qualitative assessment and determined it was not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus, goodwill was not deemed impaired at that time. For the first quarter of 2020, we performed a qualitative assessment including consideration of 1) margin of passing most recent step 1 analysis, 2) earnings before interest, taxes, depreciation, and amortization, 3) long-term growth rate, 4) analyzing material adverse factors/changes between valuation dates, 5) general macroeconomic factors, and 6) industry and market conditions. We determined it was not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus, goodwill was not deemed impaired.

We acquired Nobles Worldwide, Inc. (“Nobles”) in October 2019 and recorded goodwill of $34.8 million in our Structural Systems segment. See Note 2.
The carrying amounts of our goodwill were as follows:

	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$53,482	$252,639
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2019	117,435	53,482	170,917
Purchase price allocation refinements	—	(27)	(27)
Balance at March 28, 2020	$117,435	$53,455	$170,890

Note 6. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(In thousands)
	March 28, 2020	December 31, 2019
Accrued compensation	$20,201	$31,342
Accrued income tax and sales tax	585	163
Other	7,262	6,115
Total	$28,048	$37,620

Note 7. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	March 28, 2020	December 31, 2019
Term loans	$302,638	$310,000
Revolving credit facility	50,000	—
Total debt	352,638	310,000
Less current portion	7,000	7,000
Total long-term debt, less current portion	345,638	303,000
Less debt issuance costs - term loans	2,013	2,113
Total long-term debt, net of debt issuance costs - term loans	$343,625	$300,887
Debt issuance costs - revolving credit facility (1)	$1,799	$1,894
Weighted-average interest rate	4.49%	6.87%
(1) Included as part of other assets.

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
The New Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”] plus an applicable margin ranging from 1.50% to 2.50% per year) or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the New Term Loan requires installment payments of 1.25% of the original outstanding principal balance of the New Term Loan amount on a quarterly basis.
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
The 2018 Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR plus an applicable margin ranging from 3.75% to 4.00% per year) or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 3.75% to 4.00% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the 2018 Term Loan requires installment payments of 0.25% of the outstanding principal balance of the 2018 Term Loan amount on a quarterly basis.
Further, under the Credit Facilities, if we meet the annual excess cash flow threshold, we will be required to make excess flow payments. The annual mandatory excess cash flow payments will be based on (i) 50% of the excess cash flow amount if the adjusted leverage ratio is greater than 3.25 to 1.0, (ii) 25% of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 3.25 to 1.0 but greater than 2.50 to 1.0, and (iii) zero percent of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 2.50 to 1.0. During the three months ended March 28, 2020, we made the required 2019 annual excess cash flow payment of $7.4 million. As of March 28, 2020, we were in compliance with all covenants required under the Credit Facilities.
We have been making periodic voluntary principal prepayments on our credit facilities, however, during the three months ended March 28, 2020, as a result of drawing down $50.0 million on the New Revolving Credit Facility to hold as cash, we made no net aggregate voluntary prepayments.
In conjunction with entering into the New Revolving Credit Facility and the New Term Loan, we drew down the entire $140.0 million on the New Term Loan and used those proceeds to pay off and close the 2018 Revolving Credit Facility of $58.5 million, pay down a portion of the 2018 Term Loan of $56.0 million, pay the accrued interest associated with the amounts being paid down on the 2018 Revolving Credit Facility and 2018 Term Loan, pay the fees related to this transaction, and the remainder will be used for general corporate expenses. The New Revolving Credit Facility does not require any principal installment payments, however, the undrawn portion is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio. The New Term Loan requires installment payments of 1.25% of the initial principal balance outstanding on a quarterly basis. The $56.0 million pay down paid all the required quarterly principal installment payments on the 2018 Term Loan until it matures.
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
In October 2019, we acquired 100.0% of the outstanding equity interests of Nobles for an original purchase price of $77.0 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid a gross total aggregate of $77.3 million in cash upon the closing of the transaction by drawing down on the 2018 Revolving Credit Facility. See Note 2.
As of March 28, 2020, we had $49.8 million of unused borrowing capacity under the Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
The Credit Facilities were entered into by us (“Parent Company”) and guaranteed by all of our domestic subsidiaries, other than two subsidiaries that were considered minor (“Subsidiary Guarantors”). The Subsidiary Guarantors jointly and severally guarantee the Credit Facilities. The Parent Company has no independent assets or operations and therefore, no consolidating financial information for the Parent Company and its subsidiaries are presented.
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

Note 8. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)
	Three Months Ended
	March 28, 2020	March 30, 2019
Service cost	$155	$126
Interest cost	302	347
Expected return on plan assets	(440)	(411)
Amortization of actuarial losses	249	221
Net periodic pension cost	$266	$283
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three months ended March 28, 2020 were as follows:

(In thousands)
Three Months Ended
March 28, 2020
Amortization of actuarial losses - total before tax (1)	$249
Tax benefit	(59)
Net of tax	$190
(1)The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

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

Note 10. Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily due to research and development (“R&D”) tax credits. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of R&D tax credits, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. Also, excess tax benefits and tax deficiencies related to our equity compensation recognized in the income statement could result in fluctuations in our effective tax rate period-over-period depending on the volatility of our stock price and how many awards vest in the period. We recognize deferred tax assets and liabilities, using enacted tax rates, for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce our valuation allowances against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period when that determination is made.
We recorded income tax expense of $1.5 million for the three months ended March 28, 2020 compared to $1.0 million for the three months ended March 30, 2019. The increase in income tax expense for the first quarter of 2020 compared to the first quarter of 2019 was primarily due to higher pre-tax income for the first quarter of 2020 compared to the first quarter of 2019. On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that provides tax relief to individuals and businesses affected by the coronavirus pandemic. We considered the provisions of the CARES Act and determined they do not have a material impact to our income taxes.
Our total amount of unrecognized tax benefits was $5.8 million and $5.7 million as of March 28, 2020 and December 31, 2019, respectively. If recognized, $4.1 million would affect the effective tax rate. As a result of statute of limitations set to expire in the fourth quarter of 2020, we expect decreases to our unrecognized tax benefits of approximately $2.0 million in the next twelve months.

Note 11. Contingencies
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both March 28, 2020 and December 31, 2019, which is reflected in other long-term liabilities on its condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. Ducommun has established an accrual for its estimated liability in connection with the West Covina landfill of $0.4 million at March 28, 2020, which is reflected in other long-term liabilities on its condensed consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended
	March 28, 2020	March 30, 2019
Net Revenues
Electronic Systems	$98,120	$84,197
Structural Systems	75,355	88,369
Total Net Revenues	$173,475	$172,566
Segment Operating Income
Electronic Systems	$15,122	$9,181
Structural Systems	5,390	10,549
	20,512	19,730
Corporate General and Administrative Expenses (1)	(6,886)	(6,882)
Operating Income	$13,626	$12,848
Depreciation and Amortization Expenses
Electronic Systems	$3,575	$3,502
Structural Systems	3,689	3,000
Corporate Administration	72	253
Total Depreciation and Amortization Expenses	$7,336	$6,755
Capital Expenditures
Electronic Systems	$815	$836
Structural Systems	2,137	3,689
Corporate Administration	—	—
Total Capital Expenditures	$2,952	$4,525
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(In thousands)
	March 28, 2020	December 31, 2019
Total Assets
Electronic Systems	$431,562	$411,981
Structural Systems	335,942	328,718
Corporate Administration (1)	74,333	49,730
Total Assets	$841,837	$790,429
Goodwill and Intangibles
Electronic Systems	$208,097	$210,453
Structural Systems	97,325	98,826
Total Goodwill and Intangibles	$305,422	$309,279
(1)Includes assets not specifically identified to or allocated to either the Electronic Systems or Structural Systems operating segments, including cash and cash equivalents.

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
COVID-19 Coronavirus Pandemic Impact on Our Business
The outbreak of the COVID-19 coronavirus has been declared a pandemic by the World Health Organization during our first quarter of 2020 but did not have a significant impact to our overall business during the three months ended March 28, 2020. However, during the latter part of our first quarter and subsequent to our quarter end, the COVID-19 pandemic has grown, causing non-essential businesses to shut down and many people to observe the shelter-in-place directive from our government. The COVID-19 pandemic is beginning to contribute to a general slowdown in the global economy and if it continues for an extended period of time, it could adversely impact the businesses of our customers and suppliers, as well as our results of operations and financial condition for some portion, if not the remainder, of 2020. See Risk Factors included in Part II, Item 1A of this Form 10-Q.
First quarter 2020 highlights:
•Revenues of $173.5 million
•Net income of $7.9 million, or $0.67 per diluted share
•Adjusted EBITDA of $23.2 million
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, and stock-based compensation expense (“Adjusted EBITDA”) was $23.2 million and $21.1 million for the three months ended March 28, 2020 and March 30, 2019, respectively.
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
Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
•They do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;
•They do not reflect changes in, or cash requirements for, our working capital needs;
•They do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•They are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;
•They do not reflect the impact on earnings of charges resulting from matters unrelated to our ongoing operations; and
•Other companies in our industry may calculate Adjusted EBITDA differently from us, limiting their usefulness as comparative measures.
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
However, in spite of the above limitations, we believe that Adjusted EBITDA is useful to an investor in evaluating our results of operations because these measures:
•Are widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such terms, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;
•Help investors to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating performance; and
•Are used by our management team for various other purposes in presentations to our Board of Directors as a basis for strategic planning and forecasting.
The following financial items have been added back to or subtracted from our net income when calculating Adjusted EBITDA:
•Interest expense may be useful to investors for determining current cash flow;
•Income tax expense may be useful to investors because it represents the taxes which may be payable for the period and the change in deferred taxes during the period, and may reduce cash flow available for use in our business;
•Depreciation may be useful to investors because it generally represents the wear and tear on our property and equipment used in our operations;
•Amortization expense may be useful to investors because it represents the estimated attrition of our acquired customer base and the diminishing value of product rights; and
•Stock-based compensation may be useful to our investors for determining current cash flow.
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands) Three Months Ended
	March 28, 2020	March 30, 2019
Net income	$7,930	$7,472
Interest expense	4,246	4,351
Income tax expense	1,450	1,025
Depreciation	3,436	3,484
Amortization	3,900	3,271
Stock-based compensation expense	2,279	1,464
Adjusted EBITDA	$23,241	$21,067
% of net revenues	13.4%	12.2%

Results of Operations
First Quarter of 2020 Compared to First Quarter of 2019
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended
	March 28, 2020	% of Net Revenues	March 30, 2019	% of Net Revenues
Net Revenues	$173,475	100.0%	$172,566	100.0%
Cost of Sales	136,671	78.8%	136,872	79.3%
Gross Profit	36,804	21.2%	35,694	20.7%
Selling, General and Administrative Expenses	23,178	13.4%	22,846	13.2%
Operating Income	13,626	7.8%	12,848	7.5%
Interest Expense	(4,246)	(2.4)%	(4,351)	(2.5)%
Income Before Taxes	9,380	5.4%	8,497	5.0%
Income Tax Expense	1,450	nm	1,025	nm
Net Income	$7,930	4.6%	$7,472	4.3%

Effective Tax Rate	15.5%	nm	12.1%	nm
Diluted Earnings Per Share	$0.67	nm	$0.64	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three months ended March 28, 2020 and March 30, 2019, respectively, were as follows:

	Three Months Ended
		(Dollars in thousands)		% of Net Revenues
	Change	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Consolidated Ducommun
Military and space	$24,159	$100,820	$76,661	58.1%	44.4%
Commercial aerospace	(22,971)	62,525	85,496	36.0%	49.6%
Industrial	(279)	10,130	10,409	5.9%	6.0%
Total	$909	$173,475	$172,566	100.0%	100.0%

Electronic Systems
Military and space	$12,851	$73,238	$60,387	74.7%	71.7%
Commercial aerospace	1,351	14,752	13,401	15.0%	15.9%
Industrial	(279)	10,130	10,409	10.3%	12.4%
Total	$13,923	$98,120	$84,197	100.0%	100.0%

Structural Systems
Military and space	$11,308	$27,582	$16,274	36.6%	18.4%
Commercial aerospace	(24,322)	47,773	72,095	63.4%	81.6%
Total	$(13,014)	$75,355	$88,369	100.0%	100.0%
Net revenues for the three months ended March 28, 2020 were $173.5 million, compared to $172.6 million for the three months ended March 30, 2019. The year-over-year increase was primarily due to the following:
•$24.2 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms, various missile platforms, and other military and space platforms; partially offset by
•$23.0 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Boeing Company	8.4%	19.9%
Northrop Grumman Corporation	5.6%	4.3%
Raytheon Company (1)	11.2%	10.5%
Spirit Aerosystems Holdings, Inc.	5.6%	11.9%
United Technologies Corporation (1)	7.2%	4.7%
Total top ten customers (2)	54.3%	67.1%
(1)Subsequent to our quarter ended March 28, 2020, United Technologies Corporation completed its acquisition of Raytheon Company on April 3, 2020, and renamed the combined company, Raytheon Technologies Corporation.
(2)Includes The Boeing Company (“Boeing”), Northrop Grumman Corporation (“Northrop”), Raytheon Company (“Raytheon”), Spirit Aerosystems Holdings, Inc. (“Spirit”), and United Technologies Corporation (“United Technologies”). The significant decrease in total aggregate revenues generated from our top ten customers was primarily due to the decrease by Boeing and Spirit, mainly due to the impact from the continued grounding of the Boeing 737 MAX program combined with the outbreak of the COVID-19 pandemic during our first quarter of 2020, which resulted in the March 23, 2020 and March 24, 2020 announcements by Boeing and Spirit, respectively, to temporarily shut down production at some of their facilities. However, subsequent to our quarter end, Boeing resumed production at two of their manufacturing facilities.

Boeing, Northrop, Raytheon, Spirit, and United Technologies represented the following percentages of total accounts receivable:

	March 28, 2020	December 31, 2019
Boeing	4.7%	5.9%
Northrop	5.7%	6.0%
Raytheon	5.2%	3.3%
Spirit	1.6%	2.0%
United Technologies	5.7%	3.4%
The net revenues and accounts receivable from Boeing, Northrop, Raytheon, Spirit, and United Technologies are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin as a percentage of net revenues increased year-over-year in the three months ended March 28, 2020 to 21.2%, compared to the three months ended March 30, 2019 of 20.7% due to lower compensation and benefit costs.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $0.3 million year-over-year in the three months ended March 28, 2020 compared to the three months ended March 30, 2019 due to higher other corporate expenses of $0.6 million, partially offset by lower professional services fees of $0.4 million.
Interest Expense
Interest expense decreased in the three months ended March 28, 2020 compared to the three months ended March 30, 2019 due to lower interest rates, partially offset by a higher outstanding balance on the Credit Facilities driven by the acquisition of Nobles Worldwide, Inc. (“Nobles”) in October 2019, and higher net draw down on the Revolving Credit Facility, including $50.0 million as cash on hand.
Income Tax Expense
We recorded income tax expense of $1.5 million for the three months ended March 28, 2020 compared to $1.0 million for the three months ended March 30, 2019. The increase in income tax expense for the first quarter of 2020 compared to the first quarter of 2019 was primarily due to higher pre-tax income for the first quarter of 2020 compared to the first quarter of 2019. On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that provides tax relief to individuals and businesses affected by the coronavirus pandemic. We considered the provisions of the CARES Act and determined they do not have a material impact to our income taxes.
Our total amount of unrecognized tax benefits was $5.8 million and $5.7 million as of March 28, 2020 and December 31, 2019, respectively. If recognized, $4.1 million would affect the effective tax rate. As a result of statute of limitations set to expire in the fourth quarter of 2020, we expect decreases to our unrecognized tax benefits of $2.0 million in the next twelve months.
Net Income and Earnings per Share
Net income and earnings per share for the three months ended March 28, 2020 were $7.9 million, or $0.67 per diluted share, compared to $7.5 million, or $0.64 per diluted share, for the three months ended March 30, 2019. The increase in net income for the three months ended March 28, 2020 compared to the three months ended March 30, 2019 was due to $1.1 million of higher gross profit as a result of higher revenues and lower compensation and benefit costs.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three months ended March 28, 2020 and March 30, 2019:

	Three Months Ended
	%	(Dollars in thousands)		% of Net Revenues
	Change	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net Revenues
Electronic Systems	16.5%	$98,120	$84,197	56.6%	48.8%
Structural Systems	(14.7)%	75,355	88,369	43.4%	51.2%
Total Net Revenues	0.5%	$173,475	$172,566	100.0%	100.0%
Segment Operating Income
Electronic Systems		$15,122	$9,181	15.4%	10.9%
Structural Systems		5,390	10,549	7.2%	11.9%
		20,512	19,730
Corporate General and Administrative Expenses (1)		(6,886)	(6,882)	(4.0)%	(4.0)%
Total Operating Income		$13,626	$12,848	7.8%	7.5%
Adjusted EBITDA
Electronic Systems
Operating Income		$15,122	$9,181
Depreciation and Amortization		3,575	3,502
		18,697	12,683	19.1%	15.1%
Structural Systems
Operating Income		5,390	10,549
Depreciation and Amortization		3,689	3,000
		9,079	13,549	12.0%	15.3%
Corporate General and Administrative Expenses (1)
Operating Loss		(6,886)	(6,882)
Depreciation and Amortization		72	253
Stock-Based Compensation Expense		2,279	1,464
		(4,535)	(5,165)
Adjusted EBITDA		$23,241	$21,067	13.4%	12.2%
Capital Expenditures
Electronic Systems		$815	$836
Structural Systems		2,137	3,689
Corporate Administration		—	—
Total Capital Expenditures		$2,952	$4,525
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Electronic Systems
Electronic Systems net revenues in the three months ended March 28, 2020 compared to the three months ended March 30, 2019 increased $13.9 million primarily due to the following:
•$12.9 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms and various missile platforms, partially offset by lower build rates on other military and space platforms; and
•$1.4 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms.
Electronic Systems segment operating income in the three months ended March 28, 2020 compared to the three months ended March 30, 2019 increased $5.9 million due to favorable manufacturing volume and favorable product mix.

Structural Systems
Structural Systems net revenues in the three months ended March 28, 2020 compared to the three months ended March 30, 2019 decreased $13.0 million due to the following:
•$24.3 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms; partially offset by
•$11.3 million higher revenues in our military and space end-use markets due to higher build rates on other military and space platforms and military fixed-wing aircraft platforms.
The Structural Systems segment operating income in the three months ended March 28, 2020 compared to the three months ended March 30, 2019 decreased $5.2 million due to unfavorable manufacturing volume and unfavorable product mix, partially offset by lower compensation and benefit costs.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses was essentially flat in the three months ended March 28, 2020 compared to the three months ended March 30, 2019.
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
The decrease in backlog was primarily in the commercial aerospace end-use markets, mainly due to the COVID-19 pandemic, partially offset by an increase in the military and space end-use markets. $587.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of March 28, 2020 and December 31, 2019:

	(Dollars in thousands)
	Change	March 28, 2020	December 31, 2019
Consolidated Ducommun
Military and space	$23,158	$474,451	$451,293
Commercial aerospace	(54,335)	376,307	430,642
Industrial	(2,618)	25,668	28,286
Total	$(33,795)	$876,426	$910,221
Electronic Systems
Military and space	$15,972	$326,999	$311,027
Commercial aerospace	1,213	76,932	75,719
Industrial	(2,618)	25,668	28,286
Total	$14,567	$429,599	$415,032
Structural Systems
Military and space	$7,186	$147,452	$140,266
Commercial aerospace	(55,548)	299,375	354,923
Total	$(48,362)	$446,827	$495,189

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	March 28,	December 31,
	2020	2019
Total debt, including long-term portion	$352.6	$310.0
Weighted-average interest rate on debt	4.49%	6.87%
Term Loans interest rate	4.69%	6.28%
Cash and cash equivalents	$65.6	$39.6
Unused Revolving Credit Facility	$49.8	$99.8
On December 20, 2019, we completed the refinancing of a portion of our existing debt by entering into a new revolving credit facility (“New Revolving Credit Facility”) to replace the existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”) and entering into a new term loan (“New Term Loan”). The New Revolving Credit Facility is a $100.0 million senior secured revolving credit facility that matures on December 20, 2024 replacing the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The New Term Loan is a $140.0 million senior secured term loan that matures on December 20, 2024. We also have an existing $240.0 million senior secured term loan that was entered into in November 2018 that matures on November 21, 2025 (“2018 Term Loan”). The original amounts available under the New Revolving Credit Facility, New Term Loan, and 2018 Term Loan (collectively, the “Credit Facilities”) in aggregate, totaled $480.0 million. We are required to make installment payments of 1.25% of the original outstanding principal balance of the New Term Loan amount on a quarterly basis. In addition, if we meet the annual excess cash flow threshold, we will be required to make excess flow payments on an annual basis. Further, the undrawn portion of the commitment of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio. As of As of March 28, 2020, we were in compliance with all covenants required under the Credit Facilities. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In November 2018, we completed credit facilities to replace the then existing credit facilities. The November 2018 credit facilities consisted of the 2018 Term Loan and the 2018 Revolving Credit Facility (collectively, the “2018 Credit Facilities”). We are required to make installment payments of 0.25% of the outstanding principal balance of the 2018 Term Loan amount on a quarterly basis. In addition, if we meet the annual excess cash flow threshold, we will be required to make excess flow payments on an annual basis. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information. We made an aggregate total of $7.4 million of voluntary and mandatory principal prepayments under the Term Loans during the three months ended March 28, 2020.
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with maturity dates of June 2020, and in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges.
In October 2019, we acquired Nobles Parent Inc., the parent company of Nobles Worldwide, Inc. (“Nobles”) for an original purchase price of $77.0 million, net of cash acquired, all payable in cash. We paid a gross total aggregate of $77.3 million in cash upon the closing of the transaction by drawing down on the 2018 Revolving Credit Facility. See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
We expect to spend a total of $12.0 million to $14.0 million for capital expenditures in 2020 financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies. However, some portion of the expected capital expenditures in 2020 could be delayed as a result of the COVID-19 pandemic.
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

Cash Flow Summary
Net cash used in operating activities for the three months ended March 28, 2020 was $12.0 million, compared to $1.7 million for the three months ended March 30, 2019. The higher net cash used during the first three months of 2020 was due to higher accounts receivable and higher inventories, partially offset by higher net income.
Net cash used in investing activities was $3.7 million for the three months ended March 28, 2020 compared to $3.2 million in the three months ended March 30, 2019. The higher net cash used during the first three months of 2020 compared to the prior year period was due to higher purchases of property and equipment.
Net cash provided by financing activities was $41.7 million for the three months ended March 28, 2020 compared to net cash used of $1.6 million for the three months ended March 30, 2019. The higher net cash provided by during the first three months of 2020 was mainly due to higher net draw down on the New Revolving Credit Facility, partially offset by higher repayments of term loans.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating and finance leases not recorded as a result of the practical expedients utilized, right of offset of industrial revenue bonds and associated failed sale-leasebacks on property and equipment, and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended March 28, 2020.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At March 28, 2020, we had total borrowings of $352.6 million under our Credit Facilities.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our risk factors. Other than the risk factor below, there have been no material changes in the three months ended March 28, 2020 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
The outbreak of the COVID-19 coronavirus could have a material adverse effect on our business, results of operations and financial condition.
In recent weeks, the COVID-19 coronavirus pandemic has caused significant volatility in financial markets, including the market price of our stock, and the commercial aerospace industry, which has raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, is beginning to contribute to a general slowdown in the global economy and if it continues for an extended period of time, it could adversely impact the businesses of our customers, suppliers and distribution partners, and disrupt our operations. Changes in our operations in response to the COVID-19 pandemic or employee illnesses resulting from the pandemic, may result in inefficiencies or delays, including in sales and product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies. In addition, a prolonged economic downturn could result in reduced or delayed demand for our products. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty at this time, it could have a material adverse impact on our business, results of operations and financial condition for some portion, if not the remainder, of 2020.

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
3.3 Bylaws as amended and restated on March 19, 2013. Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 22, 2013.
3.4 Amendment to Bylaws dated January 5, 2017. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 9, 2017.
3.5 Amendment to Bylaws dated February 21, 2018. Incorporated by reference to Exhibit 3.1 to Form 8-K dated February 26, 2018.
4.1 Description of Ducommun Incorporated Securities Registered under Section 12 of the Exchange Act. Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2019.
10.1 Incremental Term Loan Lender Joinder Agreement and Additional Credit Extension Amendment, dated as of December 20, 2019, by and among Ducommun Incorporated, as Borrower, the subsidiaries of the Borrower party thereto, as Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and an L.C. Issuer, and the lender party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 20, 2019.
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

Date: April 30, 2020	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2020	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Interim Chief Financial Officer and Treasurer, and Controller and Chief Accounting Officer
(Principal Financial and Principal Accounting Officer)