Form 10-Q
period 2020-06-27
DUCOMMUN INC /DE/
filed 2020-07-30
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 21, 2020, the registrant had 11,683,483 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	June 27, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$70,828	$39,584
Accounts receivable, net (allowance for credit losses of $1,318 and $1,321 at June 27, 2020 and December 31, 2019, respectively	67,518	67,133
Contract assets	122,877	106,670
Inventories	128,609	112,482
Production cost of contracts	7,351	9,402
Other current assets	4,548	5,497
Total Current Assets	401,731	340,768
Property and equipment, net of accumulated depreciation of $169,721 and $162,920 at June 27, 2020 and December 31, 2019, respectively	113,765	115,216
Operating Lease Right-of-Use Assets	17,789	19,105
Goodwill	170,907	170,917
Intangibles, Net	131,224	138,362
Deferred Income Taxes	59	55
Other Assets	6,162	6,006
Total Assets	$841,637	$790,429
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$69,068	$82,597
Contract liabilities	27,082	14,517
Accrued and other liabilities	29,122	37,620
Operating lease liabilities	3,094	2,956
Current portion of long-term debt	7,000	7,000
Total Current Liabilities	135,366	144,690
Long-Term Debt, Less Current Portion	341,975	300,887
Non-Current Operating Lease Liabilities	16,155	17,565
Deferred Income Taxes	18,755	16,766
Other Long-Term Liabilities	19,779	17,721
Total Liabilities	532,030	497,629
Commitments and Contingencies (Notes 8, 10)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,683,131 and 11,572,668 shares issued and outstanding at June 27, 2020 and December 31, 2019, respectively	117	116
Additional paid-in capital	91,645	88,399
Retained earnings	225,573	212,553
Accumulated other comprehensive loss	(7,728)	(8,268)
Total Shareholders’ Equity	309,607	292,800
Total Liabilities and Shareholders’ Equity	$841,637	$790,429
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net Revenues	$147,309	$180,495	$320,784	$353,061
Cost of Sales	114,641	142,430	251,312	279,302
Gross Profit	32,668	38,065	69,472	73,759
Selling, General and Administrative Expenses	21,982	24,461	45,160	47,307
Restructuring Charges	661	—	661	—
Operating Income	10,025	13,604	23,651	26,452
Interest Expense	(3,721)	(4,426)	(7,967)	(8,777)
Income Before Taxes	6,304	9,178	15,684	17,675
Income Tax Expense	1,214	1,363	2,664	2,388
Net Income	$5,090	$7,815	$13,020	$15,287
Earnings Per Share
Basic earnings per share	$0.44	$0.68	$1.12	$1.33
Diluted earnings per share	$0.43	$0.66	$1.10	$1.30
Weighted-Average Number of Common Shares Outstanding
Basic	11,665	11,513	11,638	11,475
Diluted	11,828	11,758	11,845	11,754
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net Income	$5,090	$7,815	$13,020	$15,287
Other Comprehensive Income, Net of Tax:
Amortization of actuarial loss and prior service costs, net of tax of $59 and $51 for the three months ended June 27, 2020 and June 29, 2019, respectively, and $118 and $103 for the six months ended June 27, 2020 and June 29, 2019, respectively	188	170	378	340
Change in unrealized gains and losses on cash flow hedges, net of tax of $31 and $5 for the three months ended June 27, 2020 and June 29, 2019, respectively, and $57 and $27 for the six months ended June 27, 2020 and June 29, 2019, respectively	76	(7)	162	(91)
Other Comprehensive Income, Net of Tax	264	163	540	249
Comprehensive Income	$5,354	$7,978	$13,560	$15,536
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Common Stock and Paid-in-Capital
Balance, Beginning of Period	$89,936	$83,485	$88,515	$83,826
Employee Stock Purchase Plan	—	—	1,112	—
Stock Options Exercised	231	742	270	839
Stock Awards Vested	—	—	(1)	(1)
Stock Repurchased Related to the Exercise of Stock Options and Stock Awards Vested	(655)	(2,075)	(2,663)	(3,976)
Stock-Based Compensation	2,250	1,807	4,529	3,271
Balance, End of Period	91,762	83,959	91,762	83,959
Retained Earnings
Balance, Beginning of Period	220,483	187,564	212,553	180,356
Net Income	5,090	7,815	13,020	15,287
Adoption of ASC 842 Adjustment	—	—	—	(264)
Balance, End of Period	225,573	195,379	225,573	195,379
Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(7,992)	(7,271)	(8,268)	(7,357)
Other Comprehensive Income, Net of Tax	264	163	540	249
Balance, End of Period	(7,728)	(7,108)	(7,728)	(7,108)
Total Stockholders’ Equity	$309,607	$272,230	$309,607	$272,230
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash Flows from Operating Activities
Net Income	$13,020	$15,287
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	14,663	13,759
Non-cash operating lease cost	1,554	1,373
Stock-based compensation expense	4,529	3,271
Deferred income taxes	2,087	181
Recovery of credit losses	(3)	(391)
Other	388	(297)
Changes in Assets and Liabilities:
Accounts receivable	(382)	(1,145)
Contract assets	(16,207)	(13,862)
Inventories	(16,127)	(8,202)
Production cost of contracts	1,014	(1,161)
Other assets	1,139	473
Accounts payable	(14,063)	7,158
Contract liabilities	12,565	(3,962)
Operating lease liabilities	(1,391)	(1,329)
Accrued and other liabilities	(6,176)	(3,103)
Net Cash (Used in) Provided by Operating Activities	(3,390)	8,050
Cash Flows from Investing Activities
Purchases of property and equipment	(5,002)	(7,566)
Post closing cash received from the acquisition of Nobles Worldwide, Inc., net	190	—
Net Cash Used in Investing Activities	(4,812)	(7,566)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	65,900	106,800
Repayments of senior secured revolving credit facility	(15,900)	(104,300)
Repayments of term loans	(9,112)	(6,000)
Repayments of other debt	(160)	(65)
Net cash paid upon issuance of common stock under stock plans	(1,282)	(3,138)
Net Cash Provided by (Used in) Financing Activities	39,446	(6,703)
Net Increase (Decrease) in Cash and Cash Equivalents	31,244	(6,219)
Cash and Cash Equivalents at Beginning of Period	39,584	10,263
Cash and Cash Equivalents at End of Period	$70,828	$4,044
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies
Description of Business
We are a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace and defense (“A&D”), industrial, medical and other industries (collectively, “Industrial”). Our operations are organized into two primary businesses: the Electronic Systems segment (“Electronic Systems”) and the Structural Systems segment (“Structural Systems”), each of which is a reportable operating segment. Electronic Systems designs, engineers and manufactures high-reliability electronic and electromechanical products used in worldwide technology-driven markets including A&D and Industrial end-use markets. Electronic Systems’ product offerings primarily range from prototype development to complex assemblies. Structural Systems designs, engineers and manufactures large, complex contoured aerostructure components and assemblies and supplies composite and metal bonded structures and assemblies. Structural Systems’ products are primarily used on commercial aircraft, military fixed-wing aircraft, and military and commercial rotary-wing aircraft. All reportable operating segments follow the same accounting principles.
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 27, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.
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
Subsequent Event
On June 29, 2020, subsequent to our quarter ended June 27, 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries, however, inventories and property and equipment in this leased facility were damaged. We have insurance coverage and expect the majority, if not all, of these items will be covered, less our deductible. However, the full financial impact cannot be estimated at this time as we are currently working with our insurance carrier to determine specific damages and coverage. Our Guaymas performance center is comprised of two buildings with an aggregate total of 62,000 square feet. The loss of production from the Guaymas performance center will be absorbed by our other existing performance centers.

Supplemental Cash Flow Information

	(In thousands)
	Six Months Ended
	June 27, 2020	June 29, 2019
Interest paid	$6,114	$7,985
Taxes paid	$495	$3,389
Non-cash activities:
Purchases of property and equipment not paid	$1,914	$3,671
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data)		(In thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$5,090	$7,815	$13,020	$15,287
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,665	11,513	11,638	11,475
Dilutive potential common shares	163	245	207	279
Diluted weighted-average common shares outstanding	11,828	11,758	11,845	11,754
Earnings per share
Basic	$0.44	$0.68	$1.12	$1.33
Diluted	$0.43	$0.66	$1.10	$1.30
Potentially dilutive stock awards to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Stock options and stock units	450	66	352	55
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
We have money market funds and they are included as cash and cash equivalents. We also had interest rate cap hedge agreements for which the fair value of the interest rate cap hedge agreements was determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement, however, those agreements expired during the three months ended June 27, 2020.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended June 27, 2020.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of June 27, 2020, we had no derivative instruments as all of our derivative instruments that were designated as cash flow hedges matured during the three months ended June 27, 2020.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedge. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the condensed consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. For the three and six months ended June 27, 2020, the impact of cash flow hedges in the respective periods were insignificant and all of our cash flow hedges matured during the three months ended June 27, 2020.
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
Restructuring Charges
In May 2020, management approved and commenced a restructuring plan in the Structural Systems segment mainly to reduce headcount in response to the impact from the COVID-19 pandemic on the commercial aerospace demand outlook. We recorded an aggregate total of $0.7 million for severance and benefit costs which were charged to restructuring charges during the three months ended June 27, 2020.
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
We have a significant number of contracts that are started and completed within the same year, as well as contracts derived from long-term agreements and programs that can span several years. We recognize revenue when control of the promised goods is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods. We apply a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when or as the corresponding performance obligation is satisfied.
Each distinct promise to transfer products is considered an identified performance obligation for which revenue is recognized upon transfer of control of the products to our customer. The majority of our contracts have a single performance obligation as the promise to transfer the individual good is not separately identifiable from other promises in the contract and is, therefore, not distinct. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
Orders for our products generally correspond to the production schedules of our customers and are supported with purchase orders with firm fixed price and firm delivery dates. Our customers have continuous control of the work-in-process and finished goods throughout the manufacturing process, as products are built to customer specifications with no alternative use, and there is an enforceable right to payment for work performed to date. As a result, we recognize revenue over time based on the extent of progress towards satisfaction of the performance obligation. The majority of our contracts are production-type contracts for which we have significant historical manufacturing experience. From time to time, we may enter into development type contracts which require more judgment to determine our total estimated costs at completion, including estimates of materials and labor costs to complete the contract. Revenue recognized is based on the cost-to-cost method as it best depicts the transfer of control to our customer which takes place as we incur costs. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion. Revenues are recorded proportionally as costs are incurred.
We also have some contracts where we recognize revenue at a point in time upon transfer of control of the products to the customer. Point in time recognition was determined as the customer does not simultaneously receive or consume the benefits provided by our performance and the asset being manufactured has alternative uses to us.
Our manufacturing costs include materials, labor, and overhead. A component of materials costs is production cost of contracts. Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts.
As a significant change in estimated costs at completion could affect the estimated gross profit recorded for our contracts, we review and update our estimated costs at completion on a regular basis. We recognize adjustments in estimated gross profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on gross profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the period it is identified. The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. Net cumulative catch up adjustments on gross profit recorded were not material for both the three and six months ended June 27, 2020 and June 29, 2019.
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

Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(In thousands)
	June 27, 2020	December 31, 2019
Contract assets	$122,877	$106,670
Contract liabilities	$27,082	$14,517
Remaining performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of June 27, 2020 totaled $732.2 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2021 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	June 27 2020	June 29, 2019	June 27 2020	June 29, 2019
Consolidated Ducommun
Military and space	$94,597	$77,189	$194,088	$150,886
Commercial aerospace	40,418	91,988	104,268	180,456
Industrial	12,294	11,318	22,428	21,719
Total	$147,309	$180,495	$320,784	$353,061

Electronic Systems
Military and space	$68,021	$60,272	$141,150	$117,704
Commercial aerospace	11,635	17,670	26,492	34,034
Industrial	12,294	11,318	22,428	21,719
Total	$91,950	$89,260	$190,070	$173,457

Structural Systems
Military and space	$26,576	$16,917	$52,938	$33,182
Commercial aerospace	28,783	74,318	77,776	146,422
Total	$55,359	$91,235	$130,714	$179,604
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
The original purchase price for Nobles was $77.0 million, net of cash acquired, all payable in cash. We paid a gross total aggregate of $77.3 million in cash upon the closing of the transaction. Subsequent to the closing of the transaction, during the three months ended March 28, 2020, we received $0.2 million back from the seller which lowered the purchase price to $76.8 million, net of cash acquired. We allocated the gross purchase price of $77.1 million to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Estimated Fair Value
Cash	$658
Accounts receivable	1,880
Inventories	2,866
Other current assets	288
Property and equipment	2,319
Intangible assets	37,200
Goodwill	34,850
Other non-current assets	675
Total assets acquired	80,736
Current liabilities	(2,187)
Net non-current deferred tax liability	(759)
Other non-current liabilities	(675)
Total liabilities assumed	(3,621)
Total purchase price allocation	$77,115

	Useful Life (In years)	Estimated Fair Value (In thousands)
Intangible assets:
Customer relationships	15-16	$34,200
Trade names and trademarks	15	3,000
		$37,200
The intangible assets acquired of $37.2 million were determined based on the estimated fair values using valuation techniques consistent with the income approach to measure fair value. The useful lives were estimated based on the underlying agreements or the future economic benefit expected to be received from the assets. The fair values of the identifiable intangible assets were estimated using several valuation methodologies, which represented Level 3 fair value measurements. The value for customer relationships was estimated based on a multi-period excess earnings approach, while the value for trade names and trademarks was assessed using the relief from royalty methodology.
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

Note 3. Inventories
Inventories consisted of the following:

	(In thousands)
	June 27, 2020	December 31, 2019
Raw materials and supplies	$108,522	$98,151
Work in process	14,382	10,887
Finished goods	5,705	3,444
Total	$128,609	$112,482

Note 4. Goodwill
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
As a result of the COVID-19 pandemic, which significantly impacted our business in the United States and the rest of the world during the six months ended June 27, 2020, we assessed our goodwill for potential impairment indicators. The most recent goodwill impairment test for our Electronic Systems reporting unit was the annual goodwill impairment test as of the first day of the fourth quarter of 2019 where the fair value of our Electronic Systems reporting unit exceeded its carrying value by 44% and thus, goodwill was not deemed impaired at that time. During the first quarter of 2020, we performed a qualitative assessment including consideration of 1) margin of passing most recent Step 1 analysis, 2) earnings before interest, taxes, depreciation, and amortization, 3) long-term growth rate, 4) analyzing material adverse factors/changes between valuation dates, 5) general macroeconomic factors, and 6) industry and market conditions. We determined for the first quarter of 2020 it was not more likely than not that the fair value of a reporting unit was less than its carrying amount and thus, goodwill was not deemed impaired. For the second quarter of 2020, no material adverse factors/changes have occurred since the first quarter of 2020 that would require us to perform another qualitative assessment. As such, for the second quarter of 2020 it was also not more likely than not that the fair value of a reporting unit was less than its carrying amount and thus, goodwill was not deemed impaired.
The most recent Step 1 goodwill impairment test for our Structural Systems reporting unit was April 2019, where the fair value of our Structural Systems reporting unit exceeded its carrying value by 85%. As such, for our annual goodwill impairment test as of the first day of the fourth quarter of 2019, we used a qualitative assessment and determined it was not more likely than not that the fair value of a reporting unit was less than its carrying amount and thus, goodwill was not deemed impaired at that time. During the first quarter of 2020, we performed a qualitative assessment including consideration of 1) margin of passing most recent step 1 analysis, 2) earnings before interest, taxes, depreciation, and amortization, 3) long-term growth rate, 4) analyzing material adverse factors/changes between valuation dates, 5) general macroeconomic factors, and 6) industry and market conditions. We determined for the first quarter of 2020 it was not more likely than not that the fair value of a reporting unit was less than its carrying amount and thus, goodwill was not deemed impaired. For the second quarter of 2020, no material adverse factors/changes have occurred since the first quarter of 2020 that would require us to perform another qualitative assessment. As such, for the second quarter of 2020 it was also not more likely than not that the fair value of a reporting unit was less than its carrying amount and thus, goodwill was not deemed impaired.
We acquired Nobles Worldwide, Inc. (“Nobles”) in October 2019 and recorded goodwill of $34.9 million in our Structural Systems segment. See Note 2.
The carrying amounts of our goodwill were as follows:

	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$53,482	$252,639
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2019	117,435	53,482	170,917
Purchase price allocation refinements	—	(10)	(10)
Balance at June 27, 2020	$117,435	$53,472	$170,907

Note 5. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(In thousands)
	June 27, 2020	December 31, 2019
Accrued compensation	$22,619	$31,342
Accrued income tax and sales tax	443	163
Other	6,060	6,115
Total	$29,122	$37,620

Note 6. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	June 27, 2020	December 31, 2019
Term loans	$300,888	$310,000
Revolving credit facility	50,000	—
Total debt	350,888	310,000
Less current portion	7,000	7,000
Total long-term debt, less current portion	343,888	303,000
Less debt issuance costs - term loans	1,913	2,113
Total long-term debt, net of debt issuance costs - term loans	$341,975	$300,887
Debt issuance costs - revolving credit facility (1)	$1,705	$1,894
Weighted-average interest rate	4.04%	6.87%
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
The New Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”] plus an applicable margin ranging from 1.50% to 2.50% per year) or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the New Term Loan requires installment payments of 1.25% of the original outstanding principal balance of the New Term Loan amount on a quarterly basis, on the last day of each calendar quarter. For the three and six months ended June 27, 2020, we made the one required quarterly payment totaling $1.8 million.
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
Further, under the Credit Facilities, if we meet the annual excess cash flow threshold, we will be required to make excess flow payments. The annual mandatory excess cash flow payments will be based on (i) 50% of the excess cash flow amount if the adjusted leverage ratio is greater than 3.25 to 1.0, (ii) 25% of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 3.25 to 1.0 but greater than 2.50 to 1.0, and (iii) zero percent of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 2.50 to 1.0. During our first quarter of 2020, we made the required 2019 annual excess cash flow payment of $7.4 million. As of June 27, 2020, we were in compliance with all covenants required under the Credit Facilities.
During the three and six months ended months ended June 27, 2020, as a result of drawing down $50.0 million on the New Revolving Credit Facility during our first quarter of 2020 to hold as cash, we made no net aggregate voluntary prepayments.
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
The New Revolving Credit Facility that replaced the 2018 Revolving Credit Facility was considered an extinguishment of debt except for the portion related to the creditors that were part of both the New Revolving Credit Facility and the 2018 Revolving Credit Facility and in which case, it was considered a modification of debt. As a result, we expensed the portion of the unamortized debt issuance costs related to the 2018 Revolving Credit Facility that was considered an extinguishment of debt of $0.5 million. In addition, the new fees paid to the lenders of $0.5 million as part of the New Revolving Credit Facility were capitalized and are being amortized over its remaining life. Further, the remaining debt issuance costs related to the 2018 Revolving Credit Facility of $1.1 million will also be amortized over its remaining life.
In October 2019, we acquired 100.0% of the outstanding equity interests of Nobles for an original purchase price of $77.0 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid a gross total aggregate of $77.3 million in cash upon the closing of the transaction by drawing down on the 2018 Revolving Credit Facility. See Note 2.
As of June 27, 2020, we had $49.8 million of unused borrowing capacity under the New Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
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
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with a portion of these interest rate cap hedges maturing on a quarterly basis, with a final quarterly maturity date in June 2020, and in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges. The interest rate cap hedges matured during the three months ended June 27, 2020 and as such, all remaining amounts related to the interest rate cap hedges were fully amortized and unrealized gains and losses recorded in accumulated other comprehensive income were also realized.

Note 7. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$156	$126	$311	$251
Interest cost	303	347	605	694
Expected return on plan assets	(441)	(411)	(881)	(822)
Amortization of actuarial losses	247	221	496	443
Net periodic pension cost	$265	$283	$531	$566
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three and six months ended June 27, 2020 were as follows:

	(In thousands)
	Three Months Ended	Six Months Ended
	June 27, 2020	June 27, 2020
Amortization of actuarial losses - total before tax (1)	$247	$496
Tax benefit	(59)	(118)
Net of tax	$188	$378
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
However, we have a directors and officers insurance policy that may reduce our exposure in certain circumstances and may enable us to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities vary and, in many cases, are subject to statutes of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments we could be obligated to make. Historically, payments related to these guarantees and indemnities have been immaterial. We estimate the amount of our indemnification obligations as insignificant based on this history and our insurance coverage and therefore, have not recorded any liability for these guarantees and indemnities on the accompanying condensed consolidated balance sheets. Further, when considered with our insurance coverage, although recorded through different captions on our condensed consolidated balance sheets, the potential impact is further mitigated.

Note 9. Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily due to research and development (“R&D”) tax credits. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of R&D tax credits, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. Also, excess tax benefits and tax detriments related to our equity compensation recognized in the income statement could result in fluctuations in our effective tax rate period-over-period depending on the volatility of our stock price and how many units vest and options exercised in the period. We recognize deferred tax assets and liabilities, using enacted tax rates, for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce our valuation allowances against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period when that determination is made.
We recorded income tax expense of $1.2 million for the three months ended June 27, 2020 compared to $1.4 million for the three months ended June 29, 2019. The decrease in income tax expense for the second quarter of 2020 compared to the second quarter of 2019 was primarily due to lower pre-tax income for the second quarter of 2020 compared to the second quarter of 2019, net of lower discrete tax benefits recognized in the second quarter of 2020, mainly related to net windfalls from stock-based compensation and changes to deferred income taxes.
We recorded income tax expense of $2.7 million for the six months ended June 27, 2020 compared to $2.4 million for the six months ended June 29, 2019. The increase in income tax expense for the first six months of 2020 compared to the first six months of 2019 was primarily due to lower discrete tax benefits recognized in the first six months of 2020, mainly related to net windfalls from stock-based compensation and changes to deferred income taxes net of lower pre-tax income for the first six months ended of 2020 compared to the first six months ended of 2019.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") that provides tax relief to individuals and businesses affected by the coronavirus pandemic. We considered the provisions of the CARES Act and determined they do not have a material impact to our income taxes.
Our total amount of unrecognized tax benefits was $5.8 million and $5.7 million as of June 27, 2020 and December 31, 2019, respectively. If recognized, $4.2 million would affect the effective tax rate. As a result of statute of limitations set to expire in the fourth quarter of 2020, we expect decreases to our unrecognized tax benefits of approximately $2.0 million in the next twelve months.

Note 10. Contingencies
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, Ducommun has established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both June 27, 2020 and December 31, 2019, which is reflected in other long-term liabilities on its condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, Ducommun preliminarily estimates that the range of its future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. Ducommun has established an accrual for its estimated liability in connection with the West Covina landfill of $0.4 million at June 27, 2020, which is reflected in other long-term liabilities on its condensed consolidated balance sheet. Ducommun’s ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended		(In thousands) Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net Revenues
Electronic Systems	$91,950	$89,260	$190,070	$173,457
Structural Systems	55,359	91,235	130,714	179,604
Total Net Revenues	$147,309	$180,495	$320,784	$353,061
Segment Operating Income
Electronic Systems	$10,438	$9,912	$25,560	$19,093
Structural Systems	6,214	11,773	11,604	22,322
	16,652	21,685	37,164	41,415
Corporate General and Administrative Expenses (1)	(6,627)	(8,081)	(13,513)	(14,963)
Operating Income	$10,025	$13,604	$23,651	$26,452
Depreciation and Amortization Expenses
Electronic Systems	$3,524	$3,531	$7,099	$7,033
Structural Systems	3,739	3,400	7,428	6,400
Corporate Administration	64	73	136	326
Total Depreciation and Amortization Expenses	$7,327	$7,004	$14,663	$13,759
Capital Expenditures
Electronic Systems	$2,117	$2,216	$2,932	$3,052
Structural Systems	467	3,672	2,604	7,361
Corporate Administration	—	—	—	—
Total Capital Expenditures	$2,584	$5,888	$5,536	$10,413
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(In thousands)
	June 27, 2020	December 31, 2019
Total Assets
Electronic Systems	$427,750	$411,981
Structural Systems	334,789	328,718
Corporate Administration (1)	79,098	49,730
Total Assets	$841,637	$790,429
Goodwill and Intangibles
Electronic Systems	$205,743	$210,453
Structural Systems	96,388	98,826
Total Goodwill and Intangibles	$302,131	$309,279
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
COVID-19 Pandemic Impact on Our Business
The COVID-19 pandemic has had a significant impact on our overall business during the three and six months ended June 27, 2020. As a result of the COVID-19 pandemic, precautionary measures were instituted by governments and businesses to mitigate its spread, including the imposition of travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses.
We have made the safety of our workforce our top priority by implementing numerous well-being protocols related to health and welfare at all of our facilities. Safety protocols consistent with guidelines provided by state and local governments and the Centers for Disease Control and Prevention (“CDC”) have been put into practice, including social distancing, provision of personal protective equipment, enhanced cleaning, and flexible work arrangements wherever possible. We have also offered enhanced leave and benefits to our employees and provide frequent updates to ensure our workforce is kept apprised of evolving regulations and safety measures.
The COVID-19 pandemic has and continues to contribute to a general slowdown in the global economy and specifically, the commercial aerospace end-use market. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty at this time, COVID-19 has had a significant impact on our business, the businesses of our customers and suppliers, as well as our results of operations and financial condition, and may have a material adverse impact on our business, results of operations and financial condition for some portion, if not the remainder, of 2020. See Risk Factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q (“Form 10-Q”).
Second quarter 2020 recap:
•Revenues of $147.3 million
•Net income of $5.1 million, or $0.43 per diluted share
•Adjusted EBITDA of $20.3 million
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, and restructuring charges (“Adjusted EBITDA”) was $20.3 million and $22.4 million for the three months ended June 27, 2020 and June 29, 2019, respectively.
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
•Stock-based compensation may be useful to our investors for determining current cash flow; and
•Restructuring charges may be useful to our investors in evaluating our core operating performance.

Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$5,090	$7,815	$13,020	$15,287
Interest expense	3,721	4,426	7,967	8,777
Income tax expense	1,214	1,363	2,664	2,388
Depreciation	3,552	3,351	6,988	6,835
Amortization	3,775	3,653	7,675	6,924
Stock-based compensation expense	2,250	1,807	4,529	3,271
Restructuring charges	661	—	661	—
Adjusted EBITDA	$20,263	$22,415	$43,504	$43,482
% of net revenues	13.8%	12.4%	13.6%	12.3%

Results of Operations
Second Quarter of 2020 Compared to Second Quarter of 2019
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended				(Dollars in thousands, except per share data) Six Months Ended
	June 27, 2020	% of Net Revenues	June 29, 2019	% of Net Revenues	June 27, 2020	% of Net Revenues	June 29, 2019	% of Net Revenues
Net Revenues	$147,309	100.0%	$180,495	100.0%	$320,784	100.0%	$353,061	100.0%
Cost of Sales	114,641	77.8%	142,430	78.9%	251,312	78.3%	279,302	79.1%
Gross Profit	32,668	22.2%	38,065	21.1%	69,472	21.7%	73,759	20.9%
Selling, General and Administrative Expenses	21,982	15.0%	24,461	13.6%	45,160	14.1%	47,307	13.4%
Restructuring Charges	661	0.4%	—	—%	661	0.2%	—	—%
Operating Income	10,025	6.8%	13,604	7.5%	23,651	7.4%	26,452	7.5%
Interest Expense	(3,721)	(2.5)%	(4,426)	(2.4)%	(7,967)	(2.5)%	(8,777)	(2.5)%
Income Before Taxes	6,304	4.3%	9,178	5.1%	15,684	4.9%	17,675	5.0%
Income Tax Expense	1,214	nm	1,363	nm	2,664	nm	2,388	nm
Net Income	$5,090	3.5%	$7,815	4.3%	$13,020	4.1%	$15,287	4.3%

Effective Tax Rate	19.3%	nm	14.9%	nm	17.0%	nm	13.5%	nm
Diluted Earnings Per Share	$0.43	nm	$0.66	nm	$1.10	nm	$1.30	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three and six months ended June 27, 2020 and June 29, 2019, respectively, were as follows:

	Three Months Ended					Six Months Ended
		(Dollars in thousands)		% of Net Revenues			(Dollars in thousands)		% of Net Revenues
	Change	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	Change	June 27 2020	June 29, 2019	June 27 2020	June 29, 2019
Consolidated Ducommun
Military and space	$17,408	$94,597	$77,189	64.2%	42.8%	$43,202	$194,088	$150,886	60.5%	42.7%
Commercial aerospace	(51,570)	40,418	91,988	27.4%	51.0%	(76,188)	104,268	180,456	32.5%	51.1%
Industrial	976	12,294	11,318	8.4%	6.2%	709	22,428	21,719	7.0%	6.2%
Total	$(33,186)	$147,309	$180,495	100.0%	100.0%	$(32,277)	$320,784	$353,061	100.0%	100.0%

Electronic Systems
Military and space	$7,749	$68,021	$60,272	74.0%	67.5%	$23,446	$141,150	$117,704	74.3%	67.9%
Commercial aerospace	(6,035)	11,635	17,670	12.6%	19.8%	(7,542)	26,492	34,034	13.9%	19.6%
Industrial	976	12,294	11,318	13.4%	12.7%	709	22,428	21,719	11.8%	12.5%
Total	$2,690	$91,950	$89,260	100.0%	100.0%	$16,613	$190,070	$173,457	100.0%	100.0%

Structural Systems
Military and space	$9,659	$26,576	$16,917	48.0%	18.5%	$19,756	$52,938	$33,182	40.5%	18.5%
Commercial aerospace	(45,535)	28,783	74,318	52.0%	81.5%	(68,646)	77,776	146,422	59.5%	81.5%
Total	$(35,876)	$55,359	$91,235	100.0%	100.0%	$(48,890)	$130,714	$179,604	100.0%	100.0%
Net revenues for the three months ended June 27, 2020 were $147.3 million, compared to $180.5 million for the three months ended June 29, 2019. The year-over-year decrease was primarily due to the following:
•$51.6 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms; partially offset by
•$17.4 million higher revenues in our military and space end-use markets due to additional content and higher build rates on other military and space platforms, and higher build rates on military fixed-wing aircraft platforms and various missile platforms.
Net revenues for the six months ended June 27, 2020 were $320.8 million, compared to $353.1 million for the six months ended June 29, 2019. The year-over-year decrease was primarily due to the following:
•$76.2 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms; partially offset by
•$43.2 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms, additional content and higher build rates on other military and space platforms, and higher build rates on various missile platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Boeing Company	12.6%	16.5%	10.4%	18.2%
Lockheed Martin Corporation	5.6%	4.1%	4.8%	4.0%
Northrop Grumman Corporation	5.3%	2.2%	5.5%	3.3%
Raytheon Technologies Corporation	21.7%	17.1%	19.9%	16.2%
Spirit Aerosystems Holdings, Inc.	0.7%	14.9%	3.3%	13.5%
Total top ten customers (1)	60.4%	67.9%	56.8%	68.2%

(1)Includes The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), and Raytheon Technologies Corporation (“Raytheon”) for the three months ended June 27, 2020, and Spirit Aerosystems Holdings, Inc. (“Spirit”) for the six months ended June 27, 2020, as well as the three and six months ended June 29, 2019. The significant decrease in total aggregate revenues generated from our top ten customers was primarily due to the decrease by Boeing and Spirit, mainly due to the impact from the continued grounding of the Boeing 737 MAX program combined with the outbreak of the COVID-19 pandemic during the first six months of 2020, which resulted in Boeing and Spirit temporarily shutting down production at some of their facilities. The impacted plants at Boeing and Spirit resumed production during our three months ended June 27, 2020.
Boeing, Lockheed, Northrop, Raytheon, and Spirit represented the following percentages of total accounts receivable:

	June 27, 2020	December 31, 2019
Boeing	5.6%	5.9%
Lockheed Martin	3.8%	1.3%
Northrop	7.7%	6.5%
Raytheon	11.5%	6.7%
Spirit	0.7%	2.0%
The net revenues and accounts receivable from Boeing, Lockheed, Northrop, Raytheon, and Spirit are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin as a percentage of net revenues increased year-over-year in the three months ended June 27, 2020 to 22.2%, compared to the three months ended June 29, 2019 of 21.1% primarily due to lower compensation and benefit costs and favorable product mix, partially offset by unfavorable manufacturing volume.
Gross profit margin as a percentage of net revenues increased year-over-year in the six months ended June 27, 2020 to 21.7%, compared to the six months ended June 29, 2019 of 20.9% primarily due to lower compensation and benefit costs and favorable product mix, partially offset by unfavorable manufacturing volume.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $2.5 million year-over-year in the three months ended June 27, 2020 compared to the three months ended June 29, 2019 primarily due to one-time severance charges of $1.7 million in the prior year and lower compensation and benefits costs of $0.6 million.
SG&A expenses decreased $2.1 million year-over-year in the six months ended June 27, 2020 compared to the six months ended June 29, 2019 primarily due to one-time severance charges of $1.7 million in the prior year and lower compensation and benefits costs of $0.6 million.
Interest Expense
Interest expense decreased in the three and six months ended June 27, 2020 compared to the three and six months ended June 29, 2019 due to lower interest rates, partially offset by a higher outstanding balance on the Credit Facilities driven by the acquisition of Nobles Worldwide, Inc. (“Nobles”) in October 2019, and higher net draw downs on the Revolving Credit Facility, including $50.0 million during the first quarter of 2020 which remained as cash on hand at the end of the second quarter of 2020.
Income Tax Expense
We recorded income tax expense of $1.2 million for the three months ended June 27, 2020 compared to $1.4 million for the three months ended June 29, 2019. The decrease in income tax expense for the second quarter of 2020 compared to the second quarter of 2019 was primarily due to lower pre-tax income for the second quarter of 2020 compared to the second quarter of 2019, net of lower discrete tax benefits recognized in the second quarter of 2020, mainly related to net windfalls from stock-based compensation and changes to deferred income taxes.
We recorded income tax expense of $2.7 million for the six months ended June 27, 2020 compared to $2.4 million for the six months ended June 29, 2019. The increase in income tax expense for the first six months of 2020 compared to the first six months of 2019 was primarily due to lower discrete tax benefits recognized in the first six months of 2020, mainly related to net windfalls from stock-based compensation and changes to deferred income taxes net of lower pre-tax income for the first six months of 2020 compared to the first six months of 2019.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that provides tax relief to individuals and businesses affected by the coronavirus pandemic. We considered the provisions of the CARES Act and determined they do not have a material impact to our income taxes.
Our total amount of unrecognized tax benefits was $5.8 million and $5.7 million as of June 27, 2020 and December 31, 2019, respectively. If recognized, $4.2 million would affect the effective tax rate. As a result of statute of limitations set to expire in the fourth quarter of 2020, we expect decreases to our unrecognized tax benefits of $2.0 million in the next twelve months.
Net Income and Earnings per Share
Net income and earnings per share for the three months ended June 27, 2020 were $5.1 million, or $0.43 per diluted share, compared to $7.8 million, or $0.66 per diluted share, for the three months ended June 29, 2019. The decrease in net income for the three months ended June 27, 2020 compared to the three months ended June 29, 2019 was due to $5.4 million of lower gross profit as a result of lower revenues, partially offset by lower SG&A expenses of $2.5 million.
Net income and earnings per share for the six months ended June 27, 2020 were $13.0 million, or $1.10 per diluted share, compared to $15.3 million, or $1.30 per diluted share, for the six months ended June 29, 2019. The decrease in net income for the six months ended June 27, 2020 compared to the six months ended June 29, 2019 was due to $4.3 million of lower gross profit as a result of lower revenues, partially offset by lower SG&A expenses of $2.1 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and six months ended June 27, 2020 and June 29, 2019:

	Three Months Ended					Six Months Ended
	%	(Dollars in thousands)		% of Net Revenues		%	(Dollars in thousands)		% of Net Revenues
	Change	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	Change	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net Revenues
Electronic Systems	3.0%	$91,950	$89,260	62.4%	49.5%	9.6%	$190,070	$173,457	59.3%	49.1%
Structural Systems	(39.3)%	55,359	91,235	37.6%	50.5%	(27.2)%	130,714	179,604	40.7%	50.9%
Total Net Revenues	(18.4)%	$147,309	$180,495	100.0%	100.0%	(9.1)%	$320,784	$353,061	100.0%	100.0%
Segment Operating Income
Electronic Systems		$10,438	$9,912	11.4%	11.1%		$25,560	$19,093	13.4%	11.0%
Structural Systems		6,214	11,773	11.2%	12.9%		11,604	22,322	8.9%	12.4%
		16,652	21,685				37,164	41,415
Corporate General and Administrative Expenses (1)		(6,627)	(8,081)	(4.5)%	(4.5)%		(13,513)	(14,963)	(4.2)%	(4.2)%
Total Operating Income		$10,025	$13,604	6.8%	7.5%		$23,651	$26,452	7.4%	7.5%
Adjusted EBITDA
Electronic Systems
Operating Income		$10,438	$9,912				$25,560	$19,093
Depreciation and Amortization		3,524	3,531				7,099	7,033
Restructuring Charges		28	—				28	—
		13,990	13,443	15.2%	15.1%		32,687	26,126	17.2%	15.1%
Structural Systems
Operating Income		6,214	11,773				11,604	22,322
Depreciation and Amortization		3,739	3,400				7,428	6,400
Restructuring Charges		633	—				633	—
		10,586	15,173	19.1%	16.6%		19,665	28,722	15.0%	16.0%
Corporate General and Administrative Expenses (1)
Operating Loss		(6,627)	(8,081)				(13,513)	(14,963)
Depreciation and Amortization		64	73				136	326
Stock-Based Compensation Expense		2,250	1,807				4,529	3,271
		(4,313)	(6,201)				(8,848)	(11,366)
Adjusted EBITDA		$20,263	$22,415	13.8%	12.4%		$43,504	$43,482	13.6%	12.3%
Capital Expenditures
Electronic Systems		$2,117	$2,216				$2,932	$3,052
Structural Systems		467	3,672				2,604	7,361
Corporate Administration		—	—				—	—
Total Capital Expenditures		$2,584	$5,888				$5,536	$10,413
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Electronic Systems
Electronic Systems net revenues in the three months ended June 27, 2020 compared to the three months ended June 29, 2019 increased $2.7 million primarily due to the following:
•$7.7 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms, various missile platforms, and other military and space platforms; partially offset by
•$6.0 million lower revenues in our commercial aerospace end-use markets due to lower build rates on other commercial aerospace platforms.

Electronic Systems net revenues in the six months ended June 27, 2020 compared to the six months ended June 29, 2019 increased $16.6 million primarily due to the following:
•$23.4 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms and various missile platforms; partially offset by
•$7.5 million lower revenues in our commercial aerospace end-use markets due to lower build rates on other commercial aerospace platforms, regional and business aircraft platforms, and large aircraft platforms.
Electronic Systems segment operating income in the three months ended June 27, 2020 compared to the three months ended June 29, 2019 increased $0.5 million primarily due to lower compensation and benefit costs.
Electronic Systems segment operating income in the six months ended June 27, 2020 compared to the six months ended June 29, 2019 increased $6.5 million primarily due to favorable volume, lower compensation and benefit costs, and favorable product mix.
Structural Systems
Structural Systems net revenues in the three months ended June 27, 2020 compared to the three months ended June 29, 2019 decreased $35.9 million due to the following:
•$45.5 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms; partially offset by
•$9.7 million higher revenues in our military and space end-use markets due to additional content and higher build rates on other military and space platforms, and higher build rates on military rotary-wing aircraft platforms and military fixed-wing aircraft platforms.
Structural Systems net revenues in the six months ended June 27, 2020 compared to the six months ended June 29, 2019 decreased $48.9 million primarily due to the following:
•$68.6 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms; partially offset by
•$19.8 million higher revenues in our military and space end-use markets due to additional content and higher build rates on other military and space platforms, and higher build rates on military fixed-wing aircraft platforms.
The Structural Systems segment operating income in the three months ended June 27, 2020 compared to the three months ended June 29, 2019 decreased $5.6 million primarily due to unfavorable manufacturing volume, partially offset by favorable product mix.
The Structural Systems segment operating income in the six months ended June 27, 2020 compared to the six months ended June 29, 2019 decreased $10.7 million primarily due to unfavorable manufacturing volume, partially offset by lower compensation and benefit costs and favorable product mix.
On June 29, 2020, subsequent to our quarter ended June 27, 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries, however, inventories and property and equipment in this leased facility were damaged. We have insurance coverage and expect the majority, if not all, of these items will be covered, less our deductible. However, the full financial impact cannot be estimated at this time as we are currently working with our insurance carrier to determine specific damages and coverage. Our Guaymas performance center is comprised of two buildings with an aggregate total of 62,000 square feet. The loss of production from the Guaymas performance center will be absorbed by some of our other existing performance centers.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses decreased $1.5 million in both the three and six months ended June 27, 2020 compared to the three and six months ended June 29, 2019 due to one-time severance charges of $1.7 million in the prior year.
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

The decrease in backlog was primarily in the commercial aerospace end-use markets, mainly due to reduced demand as a result of the COVID-19 pandemic on the commercial aerospace end-use market, partially offset by an increase in the military and space end-use markets. $552.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of June 27, 2020 and December 31, 2019:

	(Dollars in thousands)
	Change	June 27, 2020	December 31, 2019
Consolidated Ducommun
Military and space	$53,896	$505,189	$451,293
Commercial aerospace	(123,768)	306,874	430,642
Industrial	(9,689)	18,597	28,286
Total	$(79,561)	$830,660	$910,221
Electronic Systems
Military and space	$45,019	$356,046	$311,027
Commercial aerospace	(7,383)	68,336	75,719
Industrial	(9,689)	18,597	28,286
Total	$27,947	$442,979	$415,032
Structural Systems
Military and space	$8,877	$149,143	$140,266
Commercial aerospace	(116,385)	238,538	354,923
Total	$(107,508)	$387,681	$495,189

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	June 27,	December 31,
	2020	2019
Total debt, including long-term portion	$350.9	$310.0
Weighted-average interest rate on debt	4.04%	6.87%
Term Loans interest rate	4.31%	6.28%
Cash and cash equivalents	$70.8	$39.6
Unused Revolving Credit Facility	$49.8	$99.8
On December 20, 2019, we completed the refinancing of a portion of our existing debt by entering into a new revolving credit facility (“New Revolving Credit Facility”) to replace the existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”) and entering into a new term loan (“New Term Loan”). The New Revolving Credit Facility is a $100.0 million senior secured revolving credit facility that matures on December 20, 2024 replacing the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The New Term Loan is a $140.0 million senior secured term loan that matures on December 20, 2024. We also have an existing $240.0 million senior secured term loan that was entered into in November 2018 that matures on November 21, 2025 (“2018 Term Loan”). The original amounts available under the New Revolving Credit Facility, New Term Loan, and 2018 Term Loan (collectively, the “Credit Facilities”) in aggregate, totaled $480.0 million. We are required to make installment payments of 1.25% of the original outstanding principal balance of the New Term Loan amount on a quarterly basis. In addition, if we meet the annual excess cash flow threshold, we will be required to make excess cash flow payments on an annual basis. Further, the undrawn portion of the commitment of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio. As of June 27, 2020, we were in compliance with all covenants required under the Credit Facilities. See Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In November 2018, we completed credit facilities to replace the then existing credit facilities. The November 2018 credit facilities consisted of the 2018 Term Loan and the 2018 Revolving Credit Facility (collectively, the “2018 Credit Facilities”). We are required to make installment payments of 0.25% of the outstanding principal balance of the 2018 Term Loan amount on a quarterly basis. In addition, if we meet the annual excess cash flow threshold, we will be required to make excess flow payments on an annual basis. See Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information. We made an aggregate total of $1.8 million and $9.1 million of mandatory principal prepayments under the Term Loans during the three and six months ended June 27, 2020, respectively.
In October 2015, we entered into interest rate cap hedges that were designated as cash flow hedges, which matured during the three months ended June 27, 2020.
On June 29, 2020, subsequent to our quarter ended June 27, 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries, however, inventories and property and equipment in this leased facility were damaged. We have insurance coverage and expect the majority, if not all, of these items will be covered, less our deductible. However, the full financial impact cannot be estimated at this time as we are currently working with our insurance carrier to determine specific damages and coverage. Our Guaymas performance center is comprised of two buildings with an aggregate total of 62,000 square feet. The loss of production from the Guaymas performance center will be absorbed by some of our other existing performance centers.
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
We expect to spend a total of $12.0 million to $14.0 million for capital expenditures in 2020 (excluding capital expenditures we will spend to restore the manufacturing capabilities related to our leased Guaymas performance center that was severely damaged by fire subsequent to our quarter ended June 27, 2020), financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies. However, some portion of the expected capital expenditures in 2020 could be delayed as a result of the COVID-19 pandemic.

We believe the ongoing aerospace and defense subcontractor consolidation makes acquisitions an increasingly important component of our future growth. We will continue to make prudent acquisitions and capital expenditures for manufacturing equipment and facilities to support long-term contracts for commercial and military aircraft and defense programs.
We continue to depend on operating cash flow and the availability of our Credit Facilities to provide short-term liquidity. Cash generated from operations and bank borrowing capacity are expected to provide sufficient liquidity to meet our obligations during the next twelve months from the date of issuance of these financial statements.
Cash Flow Summary
Net cash used in operating activities for the six months ended June 27, 2020 was $3.4 million, compared to cash provided by of $8.1 million for the six months ended June 29, 2019. The higher net cash used during the first six months of 2020 was due to higher inventories and lower accounts payable, partially offset by higher contract liabilities.
Net cash used in investing activities was $4.8 million for the six months ended June 27, 2020 compared to $7.6 million in the six months ended June 29, 2019. The lower net cash used during the first six months of 2020 compared to the prior year period was due to lower purchases of property and equipment.
Net cash provided by financing activities was $39.4 million for the six months ended June 27, 2020 compared to net cash used of $6.7 million for the six months ended June 29, 2019. The higher net cash provided by during the first six months of 2020 was mainly due to higher net draw down on the New Revolving Credit Facility, partially offset by higher repayments of term loans.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating and finance leases not recorded as a result of the practical expedients utilized, right of offset of industrial revenue bonds and associated failed sale-leasebacks on property and equipment, and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended June 27, 2020.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At June 27, 2020, we had total borrowings of $350.9 million under our Credit Facilities.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our risk factors. Other than the risk factor below, there have been no material changes in the three months ended June 27, 2020 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 pandemic could have a material adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic has caused significant volatility in financial markets, including the market price of our stock and the commercial aerospace industry during the first six months of 2020, which has raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses has and continues to contribute to a general slowdown in the global economy and if it continues for an extended period of time, it could have a material adverse impact to the businesses of our customers, suppliers and distribution partners, and disrupt our operations. Changes in our operations in response to the COVID-19 pandemic or employee illnesses resulting from the pandemic, may result in inefficiencies or delays, including in sales and product development efforts and our manufacturing and supply chain, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies. The spread of COVID-19 along with related travel restrictions and operational issues has caused a decrease in the demand for air travel and has resulted in lower demand from civil aviation customers for our products. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty at this time, COVID-19 has had a significant impact on our business, the businesses of our customers and suppliers, as well as our results of operations and financial condition, and may have a material adverse impact on our business, results of operations and financial condition for some portion, if not the remainder, of 2020.

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
*10.7 2020 Employee Stock Purchase Plan. Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14a, filed on March 20, 2020.
*10.8 Form of Stock Option Agreement for 2016 and earlier. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.
*10.9 Form of Stock Option Agreement for 2017. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2016.
*10.10 Form of Stock Option Agreement for 2018 and after. Incorporated by reference to Exhibit 4.7 to Form S-8, filed on May 10, 2018.

*10.11 Form of Performance Stock Unit Agreement for 2014 and 2015. Incorporated by reference to Exhibit 10.19 to Form 10-Q for the period ended March 29, 2014.
*10.12 Form of Performance Stock Unit Agreement for 2016. Incorporated by reference to Exhibit 10.6 to Form 10-Q for the period ended April 2, 2016.
*10.13 Form of Performance Stock Unit Agreement for 2017. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the period ended April 1, 2017.
*10.14 Form of Restricted Stock Unit Agreement for 2016 and earlier. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 8, 2007.
*10.15 Form of Restricted Stock Unit Agreement for 2017 and after. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2016.
*10.16 Form of Directors’ Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2010.
*10.17 Performance Restricted Stock Unit Agreement dated January 23, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2016.
*10.18 Form of Performance Stock Unit Agreement for 2020 and after.
*10.19 Form of Restricted Stock Unit Agreement for Non-Qualified Deferred Compensation Plan Participants for 2020 and after.
*10.20 Form of Restricted Stock Unit Agreement for 2020 and after.
*10.21 Form of Stock Option Agreement for 2020 and after.
*10.22 Form of Performance Restricted Stock Unit Agreement for 2020.
*10.23 Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

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
*10.24 Ducommun Incorporated 2016 Bonus Plan. Incorporated by reference to Exhibit 99.3 to Form 8-K dated March 1, 2016.
*10.25 Ducommun Incorporated 2017 Bonus Plan. Incorporated by reference to Exhibit 99.1 to Form 8-K dated February 27, 2017.
*10.26 Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.
*10.27 Non Qualified Deferred Compensation. Incorporated by reference to Exhibit 4.6 to Form S-8 dated November 26, 2019.
*10.28 Key Executive Severance Agreement between Ducommun Incorporated and Stephen G. Oswald dated January 23, 2017. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 27, 2017.

*10.29 Form of Key Executive Severance Agreement between Ducommun Incorporated and each of the individuals listed below. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 27, 2017. All of the Key Executive Severance Agreements are identical except for the name of the person, the address for notice, and the date of the Agreement:

Person	Date of Agreement
Jerry L. Redondo	January 23, 2017
Rosalie F. Rogers	January 23, 2017
Rajiv A. Tata	January 24, 2020
Christopher D. Wampler	January 23, 2017
*10.30 Employment Letter Agreement dated January 3, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2017.
*10.31 Employment Letter Agreement dated December 19, 2016 between Ducommun Incorporated and Amy M. Paul. Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2016.
*10.32 Transition Services Letter Agreement dated January 10, 2017 between Ducommun Incorporated and James S. Heiser. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on January 17, 2017.
*10.33 Separation and Release Agreement dated May 14, 2018 between Ducommun Incorporated and Amy M. Paul. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 23, 2018.
*10.34 Separation and Release Agreement dated June 26, 2019 between Ducommun Incorporated and Douglas L. Groves. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 28, 2019.
31.1 Certification of Principal Executive Officer.
31.2 Certification of Principal Financial Officer.
32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS  Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL
101.SCH Inline XBRL Taxonomy Extension Schema
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB Inline XBRL Taxonomy Extension Label Linkbase
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase
104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________
* Indicates an executive compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2020	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2020	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Interim Chief Financial Officer and Treasurer, and Controller and Chief Accounting Officer
(Principal Financial and Principal Accounting Officer)