Form 10-Q
period 2020-09-26
DUCOMMUN INC /DE/
filed 2020-10-28
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 20, 2020, the registrant had 11,714,590 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets as of September 26, 2020 and December 31, 2019	3

	Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 26, 2020 and September 28, 2019	4

	Condensed Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 26, 2020 and September 28, 2019	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months and Nine Months Ended September 26, 2020 and September 28, 2019	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 26, 2020 and September 28, 2019	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 4.	Mine Safety Disclosures	34

Item 6.	Exhibits	35

Signatures		38

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	September 26, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$74,555	$39,584
Accounts receivable, net (allowance for credit losses of $1,423 and $1,321 at September 26, 2020 and December 31, 2019, respectively	62,805	67,133
Contract assets	140,717	106,670
Inventories	127,038	112,482
Production cost of contracts	7,552	9,402
Other current assets	12,438	5,497
Total Current Assets	425,105	340,768
Property and equipment, net of accumulated depreciation of $169,292 and $162,920 at September 26, 2020 and December 31, 2019, respectively	107,003	115,216
Operating Lease Right-of-Use Assets	17,098	19,105
Goodwill	170,830	170,917
Intangibles, Net	128,019	138,362
Deferred Income Taxes	58	55
Other Assets	5,248	6,006
Total Assets	$853,361	$790,429
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$65,692	$82,597
Contract liabilities	26,833	14,517
Accrued and other liabilities	35,276	37,620
Operating lease liabilities	3,106	2,956
Current portion of long-term debt	7,000	7,000
Total Current Liabilities	137,907	144,690
Long-Term Debt, Less Current Portion	340,324	300,887
Non-Current Operating Lease Liabilities	15,346	17,565
Deferred Income Taxes	18,405	16,766
Other Long-Term Liabilities	21,944	17,721
Total Liabilities	533,926	497,629
Commitments and Contingencies (Notes 8, 10)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,714,590 and 11,572,668 shares issued and outstanding at September 26, 2020 and December 31, 2019, respectively	117	116
Additional paid-in capital	94,783	88,399
Retained earnings	232,074	212,553
Accumulated other comprehensive loss	(7,539)	(8,268)
Total Shareholders’ Equity	319,435	292,800
Total Liabilities and Shareholders’ Equity	$853,361	$790,429
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net Revenues	$150,371	$181,101	$471,155	$534,162
Cost of Sales	116,906	142,774	368,218	422,076
Gross Profit	33,465	38,327	102,937	112,086
Selling, General and Administrative Expenses	22,093	23,724	67,253	71,031
Restructuring Charges	1,107	—	1,768	—
Operating Income	10,265	14,603	33,916	41,055
Interest Expense	(3,101)	(4,363)	(11,068)	(13,140)
Other Income	99	—	99	—
Income Before Taxes	7,263	10,240	22,947	27,915
Income Tax Expense	762	1,937	3,426	4,325
Net Income	$6,501	$8,303	$19,521	$23,590
Earnings Per Share
Basic earnings per share	$0.56	$0.72	$1.67	$2.05
Diluted earnings per share	$0.54	$0.70	$1.64	$2.00
Weighted-Average Number of Common Shares Outstanding
Basic	11,703	11,551	11,660	11,501
Diluted	11,959	11,794	11,886	11,784
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net Income	$6,501	$8,303	$19,521	$23,590
Other Comprehensive Income, Net of Tax:
Amortization of actuarial loss and prior service costs, net of tax of $59 and $51 for the three months ended September 26, 2020 and September 28, 2019, respectively, and $177 and $154 for the nine months ended September 26, 2020 and September 28, 2019, respectively	189	170	567	510
Change in unrealized gains and losses on cash flow hedges, net of tax of zero and $29 for the three months ended September 26, 2020 and September 28, 2019, respectively, and $57 and $2 for the nine months ended September 26, 2020 and September 28, 2019, respectively	—	91	162	—
Other Comprehensive Income, Net of Tax	189	261	729	510
Comprehensive Income	$6,690	$8,564	$20,250	$24,100
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Common Stock and Paid-in-Capital
Balance, Beginning of Period	$91,762	$83,959	$88,515	$83,826
Employee Stock Purchase Plan	1,085	1,118	2,197	1,118
Stock Options Exercised	79	570	349	1,409
Stock Awards Vested	—	(1)	(1)	(2)
Stock Repurchased Related to the Exercise of Stock Options and Stock Awards Vested	(102)	(753)	(2,765)	(4,729)
Stock-Based Compensation	2,076	2,051	6,605	5,322
Balance, End of Period	94,900	86,944	94,900	86,944
Retained Earnings
Balance, Beginning of Period	225,573	195,379	212,553	180,356
Net Income	6,501	8,303	19,521	23,590
Adoption of ASC 842 Adjustment	—	—	—	(264)
Balance, End of Period	232,074	203,682	232,074	203,682
Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(7,728)	(7,108)	(8,268)	(7,357)
Other Comprehensive Income, Net of Tax	189	261	729	510
Balance, End of Period	(7,539)	(6,847)	(7,539)	(6,847)
Total Stockholders’ Equity	$319,435	$283,779	$319,435	$283,779
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash Flows from Operating Activities
Net Income	$19,521	$23,590
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	21,741	20,751
Non-cash operating lease cost	2,325	1,972
Stock-based compensation expense	6,605	5,322
Deferred income taxes	1,715	113
Provision for (recovery of) credit losses	102	(239)
Insurance recoveries related to loss on operating assets	2,220	—
Other	579	152
Changes in Assets and Liabilities:
Accounts receivable	4,226	(8,944)
Contract assets	(34,047)	(15,810)
Inventories	(17,991)	(8,723)
Production cost of contracts	(658)	(1,537)
Other assets	133	525
Accounts payable	(16,584)	8,806
Contract liabilities	12,316	(5,295)
Operating lease liabilities	(2,188)	(2,026)
Accrued and other liabilities	1,506	1,412
Net Cash Provided by Operating Activities	1,521	20,069
Cash Flows from Investing Activities
Purchases of property and equipment	(8,235)	(14,698)
Insurance recoveries related to property and equipment	2,780	—
Post closing cash received from the acquisition of Nobles Worldwide, Inc., net	190	—
Net Cash Used in Investing Activities	(5,265)	(14,698)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	65,900	163,500
Repayments of senior secured revolving credit facility	(15,900)	(163,500)
Repayments of term loans	(10,862)	(6,570)
Repayments of other debt	(203)	(118)
Net cash paid upon issuance of common stock under stock plans	(220)	(2,204)
Net Cash Provided by (Used in) Financing Activities	38,715	(8,892)
Net Increase (Decrease) in Cash and Cash Equivalents	34,971	(3,521)
Cash and Cash Equivalents at Beginning of Period	39,584	10,263
Cash and Cash Equivalents at End of Period	$74,555	$6,742
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 26, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.
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
Supplemental Cash Flow Information

	(In thousands)
	Nine Months Ended
	September 26, 2020	September 28, 2019
Interest paid	$8,825	$11,597
Taxes paid	$2,559	$4,610
Non-cash activities:
Purchases of property and equipment not paid	$1,059	$1,054

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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data)		(In thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$6,501	$8,303	$19,521	$23,590
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,703	11,551	11,660	11,501
Dilutive potential common shares	256	243	226	283
Diluted weighted-average common shares outstanding	11,959	11,794	11,886	11,784
Earnings per share
Basic	$0.56	$0.72	$1.67	$2.05
Diluted	$0.54	$0.70	$1.64	$2.00
Potentially dilutive stock awards to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Stock options and stock units	341	206	340	100
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
We have money market funds and they are included as cash and cash equivalents. We also had interest rate cap hedge agreements for which the fair value of the interest rate cap hedge agreements was determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement, however, those agreements expired during our second quarter of 2020.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended September 26, 2020.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of September 26, 2020, we had no derivative instruments as all of our derivative instruments that were designated as cash flow hedges matured during our second quarter of 2020.

We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedge. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the condensed consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. For the three and nine months ended September 26, 2020, the impact of cash flow hedges in the respective periods were insignificant and all of our cash flow hedges matured during our second quarter of 2020.
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
Restructuring Charges
In May 2020, management approved and commenced a restructuring plan in the Structural Systems segment mainly to reduce headcount in response to the impact from the COVID-19 pandemic on the commercial aerospace demand outlook. We recorded an aggregate total of $1.1 million and $1.8 million for severance and benefit costs which were charged to restructuring charges during the three and nine months ended September 26, 2020, respectively.
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
As a significant change in estimated costs at completion could affect the estimated gross profit recorded for our contracts, we review and update our estimated costs at completion on a regular basis. We recognize adjustments in estimated gross profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on gross profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the period it is identified. The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. Net cumulative catch up adjustments on gross profit recorded were not material for both the three and nine months ended September 26, 2020 and September 28, 2019.
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(In thousands)
	September 26, 2020	December 31, 2019
Contract assets	$140,717	$106,670
Contract liabilities	$26,833	$14,517
Remaining performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of September 26, 2020 totaled $746.1 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2021 and beyond.

Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	September 26 2020	September 28, 2019	September 26 2020	September 28, 2019
Consolidated Ducommun
Military and space	$113,859	$80,487	$307,479	$231,635
Commercial aerospace	26,020	88,922	130,948	269,080
Industrial	10,492	11,692	32,728	33,447
Total	$150,371	$181,101	$471,155	$534,162

Electronic Systems
Military and space	$82,175	$59,081	$223,692	$176,813
Commercial aerospace	10,803	19,815	37,120	53,785
Industrial	10,492	11,692	32,728	33,447
Total	$103,470	$90,588	$293,540	$264,045

Structural Systems
Military and space	$31,684	$21,406	$83,787	$54,822
Commercial aerospace	15,217	69,107	93,828	215,295
Total	$46,901	$90,513	$177,615	$270,117
Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2020
In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”), which provides clarity to, or addresses various specific issues, including modifications of debt instruments. The new guidance was effective upon issuance of this final accounting standards update. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
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
Recently Issued Accounting Standards
In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies reporting or provides clarification on various topics, including clarification that an entity should use the weighted-average share count from each quarter when calculating the year-to-date weighted-average share count. The new guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2022. Early adoption is permitted. We are evaluating the impact of this standard.
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
The original purchase price for Nobles was $77.0 million, net of cash acquired, all payable in cash. We paid a gross total aggregate of $77.3 million in cash upon the closing of the transaction. Subsequent to the closing of the transaction, during the three months ended March 28, 2020, we received $0.2 million back from the seller which lowered the purchase price to $76.8 million, net of cash acquired. We allocated the final gross purchase price of $77.1 million to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill.

The following table summarizes the final estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

Note 3. Inventories
Inventories consisted of the following:

	(In thousands)
	September 26, 2020	December 31, 2019
Raw materials and supplies	$106,782	$98,151
Work in process	14,889	10,887
Finished goods	5,367	3,444
Total	$127,038	$112,482

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
Our business has been negatively impacted during the nine months ended September 26, 2020 as a result of the COVID-19 pandemic. Therefore, we assessed our goodwill for potential impairment indicators. The most recent Step 1 goodwill impairment test for our Electronic Systems reporting unit was the annual goodwill impairment test as of the first day of the fourth quarter of 2019 where the fair value of our Electronic Systems reporting unit exceeded its carrying value by 44%. The most recent Step 1 goodwill impairment test for our Structural Systems reporting unit was April 2019, where the fair value of our Structural Systems reporting unit exceeded its carrying value by 85%. For our annual goodwill impairment test of our Structural Systems reporting unit as of the first day of the fourth quarter of 2019, we used a qualitative assessment and determined it was not more likely than not that the fair value of a reporting unit was less than its carrying amount. During the first quarter of 2020, we performed qualitative assessments of our reporting units including consideration of 1) margin of passing most recent annual goodwill impairment test or Step 1 analysis, 2) earnings before interest, taxes, depreciation, and amortization, 3) long-term growth rate, 4) analyzing material adverse factors/changes between valuation dates, 5) general macroeconomic factors, and 6) industry and market conditions. We determined for the first quarter of 2020 it was not more likely than not that the fair value of the reporting units were less than their carrying amounts and thus, goodwill was not deemed impaired. For the third quarter of 2020, no material adverse factors/changes have occurred since the first quarter of 2020 that would require us to perform another qualitative assessment. As such, for the third quarter of 2020, it was also not more likely than not that the fair value of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed impaired.
We acquired Nobles in October 2019 and recorded goodwill of $34.9 million in our Structural Systems segment. See Note 2.
The carrying amounts of our goodwill were as follows:

	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$53,482	$252,639
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2019	117,435	53,482	170,917
Purchase price allocation refinements	—	(87)	(87)
Balance at September 26, 2020	$117,435	$53,395	$170,830

Note 5. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(In thousands)
	September 26, 2020	December 31, 2019
Accrued compensation	$27,698	$31,342
Accrued income tax and sales tax	239	163
Other	7,339	6,115
Total	$35,276	$37,620

Note 6. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands)
	September 26, 2020	December 31, 2019
Term loans	$299,138	$310,000
Revolving credit facility	50,000	—
Total debt	349,138	310,000
Less current portion	7,000	7,000
Total long-term debt, less current portion	342,138	303,000
Less debt issuance costs - term loans	1,814	2,113
Total long-term debt, net of debt issuance costs - term loans	$340,324	$300,887
Debt issuance costs - revolving credit facility (1)	$1,610	$1,894
Weighted-average interest rate	3.72%	6.87%
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
The New Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”] plus an applicable margin ranging from 1.50% to 2.50% per year) or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the New Term Loan requires installment payments of 1.25% of the original outstanding principal balance of the New Term Loan amount on a quarterly basis, on the last day of each calendar quarter. For the three and nine months ended September 26, 2020, we made the required quarterly payments totaling $1.8 million and $3.5 million, respectively.
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
Further, under the Credit Facilities, if we meet the annual excess cash flow threshold, we will be required to make excess flow payments. The annual mandatory excess cash flow payments will be based on (i) 50% of the excess cash flow amount if the adjusted leverage ratio is greater than 3.25 to 1.0, (ii) 25% of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 3.25 to 1.0 but greater than 2.50 to 1.0, and (iii) zero percent of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 2.50 to 1.0. During our first quarter of 2020, we made the required 2019 annual excess cash flow payment of $7.4 million. As of September 26, 2020, we were in compliance with all covenants required under the Credit Facilities.
During the three and nine months ended September 26, 2020, as a result of drawing down $50.0 million on the New Revolving Credit Facility during our first quarter of 2020 to hold as cash, we made no net aggregate voluntary prepayments.
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
In October 2019, we acquired 100.0% of the outstanding equity interests of Nobles for an original purchase price of $77.0 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid a gross total aggregate of $77.3 million in cash by drawing down on the 2018 Revolving Credit Facility. See Note 2.
As of September 26, 2020, we had $49.8 million of unused borrowing capacity under the New Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
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
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with a portion of these interest rate cap hedges maturing on a quarterly basis, with a final quarterly maturity date in June 2020, and in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges. The interest rate cap hedges matured during our second quarter of 2020 and as such, all remaining amounts related to the interest rate cap hedges were fully amortized and unrealized gains and losses recorded in accumulated other comprehensive income were also realized at that time.

Note 7. Employee Benefit Plans
The components of net periodic pension expense were as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$155	$126	$466	$377
Interest cost	302	347	907	1,041
Expected return on plan assets	(440)	(411)	(1,321)	(1,233)
Amortization of actuarial losses	248	221	744	664
Net periodic pension cost	$265	$283	$796	$849
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for the three and nine months ended September 26, 2020 were as follows:

	(In thousands)
	Three Months Ended	Nine Months Ended
	September 26, 2020	September 26, 2020
Amortization of actuarial losses - total before tax (1)	$248	$744
Tax benefit	(59)	(177)
Net of tax	$189	$567
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
We recorded income tax expense of $0.8 million for the three months ended September 26, 2020 compared to $1.9 million for the three months ended September 28, 2019. The decrease in income tax expense for the third quarter of 2020 compared to the third quarter of 2019 was primarily due to lower pre-tax income for the third quarter of 2020 compared to the third quarter of 2019 and higher discrete tax benefits recognized in the third quarter of 2020 mainly related to the U.S. Federal research and development tax credit.
We recorded income tax expense of $3.4 million for the nine months ended September 26, 2020 compared to $4.3 million for the nine months ended September 28, 2019. The decrease in income tax expense for the first nine months of 2020 compared to the first nine months of 2019 was primarily due to lower pre-tax income for the first nine months ended of 2020 compared to the first nine months ended of 2019 and higher discrete tax benefits recognized in the third quarter of 2020. The higher discrete tax benefits recognized were mainly related to the U.S. Federal research and development tax credit, partially offset by lower discrete tax benefits related to net windfalls from stock-based compensation.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that provides tax relief to individuals and businesses affected by the coronavirus pandemic. We considered the provisions of the CARES Act and determined they do not have a material impact to our income taxes.
Our total amount of unrecognized tax benefits was $5.9 million and $5.7 million as of September 26, 2020 and December 31, 2019, respectively. If recognized, $4.3 million would affect the effective tax rate. As a result of the statute of limitations set to expire in the fourth quarter of 2020, we expect decreases to our unrecognized tax benefits of approximately $2.0 million in the next twelve months.

Note 10. Commitments and Contingencies
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both September 26, 2020 and December 31, 2019, which is reflected in other long-term liabilities on our condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of its future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for its estimated liability in connection with the West Covina landfill of $0.4 million at September 26, 2020, which is reflected in other long-term liabilities on our condensed consolidated balance sheet. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
On June 29, 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries, however, property and equipment, inventories, and tooling in this leased facility were damaged. Our Guaymas performance center is comprised of two buildings with an aggregate total of 62,000 square feet. The loss of production from the Guaymas performance center is being absorbed by our other existing performance centers. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center. The cause of the fire is still undetermined and as such, there is no amount of loss that is probable and reasonably estimable at this time.
Our insurance covers damage to the facility, equipment, unfinished inventory, and other assets at replacement cost, finished goods inventory at selling price, as well as business interruption, third party property damage, and recovery related expenses caused by the fire, less our per claim deductible. The anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. The anticipated insurance recoveries in excess of net book value of the damaged operating assets and business interruption will not be recorded until all contingencies related to our claim have been resolved. During the three months ended September 26, 2020, $0.8 million of revenue and $0.5 million of related cost of sales were reversed for revenue previously recognized using the over time method as the revenue recognition process for these items were deemed to be interrupted as a result of these inventory items being damaged. Also during the three months ended September 26, 2020, we wrote off property and equipment and tooling with an aggregate total net book value of $6.8 million and inventory on hand of $3.4 million that were damaged by the fire. The related anticipated insurance recoveries were also presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact, with the anticipated insurance recoveries receivable included as part of other current assets on the condensed consolidated balance sheets. As of September 26, 2020, $5.0 million of general insurance recoveries have been received to date. The timing of and the remaining amounts of insurance recoveries, including for business interruption, are not known at this time.
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

Financial information by reportable operating segment was as follows:

	(In thousands) Three Months Ended		(In thousands) Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net Revenues
Electronic Systems	$103,470	$90,588	$293,540	$264,045
Structural Systems	46,901	90,513	177,615	270,117
Total Net Revenues	$150,371	$181,101	$471,155	$534,162
Segment Operating Income
Electronic Systems	$14,867	$9,657	$40,427	$28,750
Structural Systems	1,769	12,877	13,373	35,199
	16,636	22,534	53,800	63,949
Corporate General and Administrative Expenses (1)	(6,371)	(7,931)	(19,884)	(22,894)
Operating Income	$10,265	$14,603	$33,916	$41,055
Depreciation and Amortization Expenses
Electronic Systems	$3,492	$3,569	$10,591	$10,602
Structural Systems	3,528	3,350	10,956	9,750
Corporate Administration	58	73	194	399
Total Depreciation and Amortization Expenses	$7,078	$6,992	$21,741	$20,751
Capital Expenditures
Electronic Systems	$586	$1,768	$3,518	$4,820
Structural Systems	1,796	2,747	4,400	10,108
Corporate Administration	—	—	—	—
Total Capital Expenditures	$2,382	$4,515	$7,918	$14,928
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(In thousands)
	September 26, 2020	December 31, 2019
Total Assets
Electronic Systems	$441,151	$411,981
Structural Systems	322,111	328,718
Corporate Administration (1)	90,099	49,730
Total Assets	$853,361	$790,429
Goodwill and Intangibles
Electronic Systems	$203,399	$210,453
Structural Systems	95,450	98,826
Total Goodwill and Intangibles	$298,849	$309,279
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
COVID-19 Pandemic Impact on Our Business
The COVID-19 pandemic has had a significant impact on our overall business during the three and nine months ended September 26, 2020. As a result of the COVID-19 pandemic, precautionary measures were instituted by governments and businesses to mitigate its spread, including the imposition of travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses.
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
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provides tax relief to individuals and businesses affected by the coronavirus pandemic. We have not requested or accepted any loans or payments that are available under the CARES Act, however, we have utilized the option to defer payment of the employer portion of payroll taxes (Social Security) that would otherwise be required to be made during the period beginning March 27, 2020 to December 31, 2020. One half of the deferred amount is required to be paid by December 31, 2021, with the remaining 50% to be paid by December 31, 2022. As of September 26, 2020, we have deferred $4.0 million and is included as part of other long-term liabilities on the condensed consolidated balance sheets.
The COVID-19 pandemic has and continues to contribute to a general slowdown in the global economy and specifically, the commercial aerospace end-use market. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty at this time, COVID-19 has had a significant impact on our business, the businesses of our customers and suppliers, as well as our results of operations and financial condition, and may have a material adverse impact on our business, results of operations and financial condition for the remainder of 2020 and beyond. See Risk Factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q (“Form 10-Q”).
Third quarter 2020 recap:
•Revenues of $150.4 million
•Net income of $6.5 million, or $0.54 per diluted share
•Adjusted EBITDA of $21.6 million, or 14.4% of revenues
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, and restructuring charges (“Adjusted EBITDA”) was $21.6 million and $23.6 million for the three months ended September 26, 2020 and September 28, 2019, respectively.
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
•Restructuring charges may be useful to our investors in evaluating our core operating performance; and
•Guaymas fire related expenses may be useful to our investors in evaluating our core operating performance.

Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$6,501	$8,303	$19,521	$23,590
Interest expense	3,101	4,363	11,068	13,140
Income tax expense	762	1,937	3,426	4,325
Depreciation	3,419	3,291	10,407	10,126
Amortization	3,659	3,701	11,334	10,625
Stock-based compensation expense	2,076	2,051	6,605	5,322
Restructuring charges	1,107	—	1,768	—
Guaymas fire related expenses	1,022	—	1,022	—
Adjusted EBITDA	$21,647	$23,646	$65,151	$67,128
% of net revenues	14.4%	13.1%	13.8%	12.6%

Results of Operations
Third Quarter of 2020 Compared to Third Quarter of 2019
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended				(Dollars in thousands, except per share data) Nine Months Ended
	September 26, 2020	% of Net Revenues	September 28, 2019	% of Net Revenues	September 26, 2020	% of Net Revenues	September 28, 2019	% of Net Revenues
Net Revenues	$150,371	100.0%	$181,101	100.0%	$471,155	100.0%	$534,162	100.0%
Cost of Sales	116,906	77.7%	142,774	78.8%	368,218	78.2%	422,076	79.0%
Gross Profit	33,465	22.3%	38,327	21.2%	102,937	21.8%	112,086	21.0%
Selling, General and Administrative Expenses	22,093	14.7%	23,724	13.1%	67,253	14.3%	71,031	13.3%
Restructuring Charges	1,107	0.8%	—	—%	1,768	0.3%	—	—%
Operating Income	10,265	6.8%	14,603	8.1%	33,916	7.2%	41,055	7.7%
Interest Expense	(3,101)	(2.1)%	(4,363)	(2.4)%	(11,068)	(2.4)%	(13,140)	(2.5)%
Other Income	99	0.1%	—	—%	99	—%	—	—%
Income Before Taxes	7,263	4.8%	10,240	5.7%	22,947	4.8%	27,915	5.2%
Income Tax Expense	762	nm	1,937	nm	3,426	nm	4,325	nm
Net Income	$6,501	4.3%	$8,303	4.6%	$19,521	4.1%	$23,590	4.4%

Effective Tax Rate	10.5%	nm	18.9%	nm	14.9%	nm	15.5%	nm
Diluted Earnings Per Share	$0.54	nm	$0.70	nm	$1.64	nm	$2.00	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three and nine months ended September 26, 2020 and September 28, 2019, respectively, were as follows:

	Three Months Ended					Nine Months Ended
		(Dollars in thousands)		% of Net Revenues			(Dollars in thousands)		% of Net Revenues
	Change	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	Change	September 26 2020	September 28, 2019	September 26 2020	September 28, 2019
Consolidated Ducommun
Military and space	$33,372	$113,859	$80,487	75.7%	44.4%	$75,844	$307,479	$231,635	65.3%	43.4%
Commercial aerospace	(62,902)	26,020	88,922	17.3%	49.1%	(138,132)	130,948	269,080	27.8%	50.4%
Industrial	(1,200)	10,492	11,692	7.0%	6.5%	(719)	32,728	33,447	6.9%	6.2%
Total	$(30,730)	$150,371	$181,101	100.0%	100.0%	$(63,007)	$471,155	$534,162	100.0%	100.0%

Electronic Systems
Military and space	$23,094	$82,175	$59,081	79.4%	65.2%	$46,879	$223,692	$176,813	76.2%	67.0%
Commercial aerospace	(9,012)	10,803	19,815	10.5%	21.9%	(16,665)	37,120	53,785	12.6%	20.4%
Industrial	(1,200)	10,492	11,692	10.1%	12.9%	(719)	32,728	33,447	11.2%	12.6%
Total	$12,882	$103,470	$90,588	100.0%	100.0%	$29,495	$293,540	$264,045	100.0%	100.0%

Structural Systems
Military and space	$10,278	$31,684	$21,406	67.6%	23.6%	$28,965	$83,787	$54,822	47.2%	20.3%
Commercial aerospace	(53,890)	15,217	69,107	32.4%	76.4%	(121,467)	93,828	215,295	52.8%	79.7%
Total	$(43,612)	$46,901	$90,513	100.0%	100.0%	$(92,502)	$177,615	$270,117	100.0%	100.0%
Net revenues for the three months ended September 26, 2020 were $150.4 million, compared to $181.1 million for the three months ended September 28, 2019. The year-over-year decrease was primarily due to the following:
•$62.9 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms; partially offset by
•$33.4 million higher revenues in our military and space end-use markets due to additional content and higher build rates on other military and space platforms, higher build rates on military fixed-wing aircraft platforms and various missile platforms.
Net revenues for the nine months ended September 26, 2020 were $471.2 million, compared to $534.2 million for the nine months ended September 28, 2019. The year-over-year decrease was primarily due to the following:
•$138.1 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms; partially offset by
•$75.8 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms, additional content and higher build rates on other military and space platforms, and higher build rates on various missile platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Boeing Company	8.1%	13.8%	9.7%	16.7%
Lockheed Martin Corporation	5.7%	4.2%	5.1%	4.1%
Northrop Grumman Corporation	14.9%	4.7%	8.5%	3.7%
Raytheon Technologies Corporation	21.1%	15.5%	20.3%	15.9%
Spirit Aerosystems Holdings, Inc.	0.9%	11.9%	2.6%	12.9%
Total top ten customers (1)	63.7%	63.4%	58.4%	65.8%
(1)Includes The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), and Raytheon Technologies Corporation (“Raytheon”) for the three months ended September 26, 2020, and Spirit

Aerosystems Holdings, Inc. (“Spirit”) for the nine months ended September 26, 2020, as well as the three and nine months ended September 28, 2019. The significant decrease in total aggregate revenues generated from our top ten customers during the nine months ended September 26, 2020 was primarily due to the decrease by Boeing and Spirit, mainly due to the impact from the continued grounding of the Boeing 737 MAX program combined with the outbreak of the COVID-19 pandemic during the first nine months of 2020, which resulted in Boeing and Spirit temporarily shutting down production at some of their facilities. The impacted plants at Boeing and Spirit resumed production during our second quarter of 2020.
Boeing, Lockheed, Northrop, Raytheon, and Spirit represented the following percentages of total accounts receivable:

	September 26, 2020	December 31, 2019
Boeing	7.1%	5.9%
Lockheed Martin	2.7%	1.3%
Northrop	7.8%	6.5%
Raytheon	10.3%	6.7%
Spirit	1.2%	2.0%
The net revenues and accounts receivable from Boeing, Lockheed, Northrop, Raytheon, and Spirit are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin as a percentage of net revenues increased year-over-year in the three months ended September 26, 2020 to 22.3%, compared to the three months ended September 28, 2019 of 21.2% primarily due to favorable product mix, partially offset by unfavorable manufacturing volume.
Gross profit margin as a percentage of net revenues increased year-over-year in the nine months ended September 26, 2020 to 21.8%, compared to the nine months ended September 28, 2019 of 21.0% primarily due to favorable product mix and lower compensation and benefit costs, partially offset by unfavorable manufacturing volume.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $1.6 million year-over-year in the three months ended September 26, 2020 compared to the three months ended September 28, 2019 primarily due to lower professional services fees of $1.3 million.
SG&A expenses decreased $3.8 million year-over-year in the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019 primarily due to lower other corporate expenses of $2.2 million, lower professional services fees of $1.7 million, and one-time severance charges of $1.7 million in the prior year, partially offset by higher amortization of intangibles of $1.9 million.
Interest Expense
Interest expense decreased in the three and nine months ended September 26, 2020 compared to the three and nine months ended September 28, 2019 due to lower interest rates, partially offset by a higher outstanding balance on the Credit Facilities driven by the acquisition of Nobles Worldwide, Inc. (“Nobles”) in October 2019, and higher net draw downs on the Revolving Credit Facility, including $50.0 million during the first quarter of 2020, which remained as cash on hand at the end of the third quarter of 2020.
Income Tax Expense
We recorded income tax expense of $0.8 million for the three months ended September 26, 2020 compared to $1.9 million for the three months ended September 28, 2019. The decrease in income tax expense for the third quarter of 2020 compared to the third quarter of 2019 was primarily due to lower pre-tax income for the third quarter of 2020 compared to the third quarter of 2019 and higher discrete tax benefits recognized in the third quarter of 2020 mainly related to the U.S. Federal research and development tax credit.
We recorded income tax expense of $3.4 million for the nine months ended September 26, 2020 compared to $4.3 million for the nine months ended September 28, 2019. The decrease in income tax expense for the first nine months of 2020 compared to the first nine months of 2019 was primarily due to lower pre-tax income for the first nine months of 2020 compared to the first nine months of 2019 and higher discrete tax benefits recognized in the third quarter of 2020. The higher discrete tax benefits recognized were mainly related to the U.S. Federal research and development tax credit, partially offset by lower discrete tax benefits related to net windfalls from stock-based compensation.
We considered the provisions of the CARES Act and determined they do not have a material impact to our income taxes.

Our total amount of unrecognized tax benefits was $5.9 million and $5.7 million as of September 26, 2020 and December 31, 2019, respectively. If recognized, $4.3 million would affect the effective tax rate. As a result of the statute of limitations set to expire in the fourth quarter of 2020, we expect decreases to our unrecognized tax benefits of $2.0 million in the next twelve months.
Net Income and Earnings per Share
Net income and earnings per share for the three months ended September 26, 2020 were $6.5 million, or $0.54 per diluted share, compared to $8.3 million, or $0.70 per diluted share, for the three months ended September 28, 2019. The decrease in net income for the three months ended September 26, 2020 compared to the three months ended September 28, 2019 was due to $4.9 million of lower gross profit as a result of lower revenues and higher restructuring charges of $1.1 million, partially offset by lower SG&A expenses of $1.6 million.
Net income and earnings per share for the nine months ended September 26, 2020 were $19.5 million, or $1.64 per diluted share, compared to $23.6 million, or $2.00 per diluted share, for the nine months ended September 28, 2019. The decrease in net income for the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019 was due to $9.1 million of lower gross profit as a result of lower revenues and higher restructuring charges of $1.8 million, partially offset by lower SG&A expenses of $3.8 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended					Nine Months Ended
	%	(Dollars in thousands)		% of Net Revenues		%	(Dollars in thousands)		% of Net Revenues
	Change	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	Change	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net Revenues
Electronic Systems	14.2%	$103,470	$90,588	68.8%	50.0%	11.2%	$293,540	$264,045	62.3%	49.4%
Structural Systems	(48.2)%	46,901	90,513	31.2%	50.0%	(34.2)%	177,615	270,117	37.7%	50.6%
Total Net Revenues	(17.0)%	$150,371	$181,101	100.0%	100.0%	(11.8)%	$471,155	$534,162	100.0%	100.0%
Segment Operating Income
Electronic Systems		$14,867	$9,657	14.4%	10.7%		$40,427	$28,750	13.8%	10.9%
Structural Systems		1,769	12,877	3.8%	14.2%		13,373	35,199	7.5%	13.0%
		16,636	22,534				53,800	63,949
Corporate General and Administrative Expenses (1)		(6,371)	(7,931)	(4.2)%	(4.4)%		(19,884)	(22,894)	(4.2)%	(4.3)%
Total Operating Income		$10,265	$14,603	6.8%	8.1%		$33,916	$41,055	7.2%	7.7%
Adjusted EBITDA
Electronic Systems
Operating Income		$14,867	$9,657				$40,427	$28,750
Depreciation and Amortization		3,492	3,569				10,591	10,602
Restructuring Charges		304	—				332	—
		18,663	13,226	18.0%	14.6%		51,350	39,352	17.5%	14.9%
Structural Systems
Operating Income		1,769	12,877				13,373	35,199
Depreciation and Amortization		3,528	3,350				10,956	9,750
Restructuring Charges		803	—				1,436	—
Guaymas fire related expenses		1,022	—				1,022	—
		7,122	16,227	15.2%	17.9%		26,787	44,949	15.1%	16.6%
Corporate General and Administrative Expenses (1)
Operating Loss		(6,371)	(7,931)				(19,884)	(22,894)
Other Income		99	—				99	—
Depreciation and Amortization		58	73				194	399
Stock-Based Compensation Expense		2,076	2,051				6,605	5,322
		(4,138)	(5,807)				(12,986)	(17,173)
Adjusted EBITDA		$21,647	$23,646	14.4%	13.1%		$65,151	$67,128	13.8%	12.6%
Capital Expenditures
Electronic Systems		$586	$1,768				$3,518	$4,820
Structural Systems		1,796	2,747				4,400	10,108
Corporate Administration		—	—				—	—
Total Capital Expenditures		$2,382	$4,515				$7,918	$14,928
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Electronic Systems
Electronic Systems net revenues in the three months ended September 26, 2020 compared to the three months ended September 28, 2019 increased $12.9 million primarily due to the following:
•$23.1 million higher revenues in our military and space end-use markets due to higher build rates on other military and space platforms and military fixed-wing aircraft platforms; partially offset by
•$9.0 million lower revenues in our commercial aerospace end-use markets due to lower build rates on other commercial aerospace platforms, large aircraft platforms, and commercial rotary-wing aircraft platforms.

Electronic Systems net revenues in the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019 increased $29.5 million primarily due to the following:
•$46.9 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms and other military and space platforms; partially offset by
•$16.7 million lower revenues in our commercial aerospace end-use markets due to lower build rates on other commercial aerospace platforms, large aircraft platforms, commercial rotary-wing aircraft platforms, and regional and business aircraft platforms.
Electronic Systems segment operating income in the three months ended September 26, 2020 compared to the three months ended September 28, 2019 increased $5.2 million primarily due to favorable volume and favorable mix.
Electronic Systems segment operating income in the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019 increased $11.7 million primarily due to favorable volume, favorable mix, and lower compensation and benefit costs.
Structural Systems
Structural Systems net revenues in the three months ended September 26, 2020 compared to the three months ended September 28, 2019 decreased $43.6 million due to the following:
•$53.9 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms; partially offset by
•$10.3 million higher revenues in our military and space end-use markets due to higher build rates on military rotary-wing aircraft platforms, various missile platforms, and military fixed-wing aircraft platforms.
Structural Systems net revenues in the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019 decreased $92.5 million primarily due to the following:
•$121.5 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms; partially offset by
•$29.0 million higher revenues in our military and space end-use markets due to additional content and higher build rates on other military and space platforms, higher build rates on military fixed-wing aircraft platforms and military rotary-wing aircraft platforms.
The Structural Systems segment operating income in the three months ended September 26, 2020 compared to the three months ended September 28, 2019 decreased $11.1 million primarily due to unfavorable manufacturing volume.
The Structural Systems segment operating income in the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019 decreased $21.8 million primarily due to unfavorable manufacturing volume, partially offset by favorable mix and lower compensation and benefit costs.
On June 29, 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries, however, property and equipment, inventory, and tooling in this leased facility were damaged. We have insurance coverage and expect the majority, if not all, of these items will be covered, less our deductible. The full financial impact cannot be estimated at this time as we are currently working with our insurance carriers to determine the cause of the fire. Our Guaymas performance center is comprised of two buildings with an aggregate total of 62,000 square feet. The loss of production from the Guaymas performance center is being absorbed by our other existing performance centers. See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses decreased $1.6 million in the three months ended September 26, 2020 compared to the three months ended September 28, 2019 primarily due to lower professional services fees of $1.1 million.
CG&A expenses decreased $3.0 million in the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019 primarily due to one-time severance charges of $1.7 million in the prior year and lower professional services fees of $1.1 million.
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
The decrease in backlog was primarily in the commercial aerospace end-use markets, mainly due to reduced demand as a result of the COVID-19 pandemic on the commercial aerospace end-use market, partially offset by an increase in the military and space end-use markets. $532.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of September 26, 2020 and December 31, 2019:

	(Dollars in thousands)
	Change	September 26, 2020	December 31, 2019
Consolidated Ducommun
Military and space	$54,397	$505,690	$451,293
Commercial aerospace	(161,748)	268,894	430,642
Industrial	(6,875)	21,411	28,286
Total	$(114,226)	$795,995	$910,221
Electronic Systems
Military and space	$57,814	$368,841	$311,027
Commercial aerospace	(13,507)	62,212	75,719
Industrial	(6,875)	21,411	28,286
Total	$37,432	$452,464	$415,032
Structural Systems
Military and space	$(3,417)	$136,849	$140,266
Commercial aerospace	(148,241)	206,682	354,923
Total	$(151,658)	$343,531	$495,189

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	September 26,	December 31,
	2020	2019
Total debt, including long-term portion	$349.1	$310.0
Weighted-average interest rate on debt	3.72%	6.87%
Term Loans interest rate	3.98%	6.28%
Cash and cash equivalents	$74.6	$39.6
Unused Revolving Credit Facility	$49.8	$99.8
On December 20, 2019, we completed the refinancing of a portion of our existing debt by entering into a new revolving credit facility (“New Revolving Credit Facility”) to replace the existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”) and entering into a new term loan (“New Term Loan”). The New Revolving Credit Facility is a $100.0 million senior secured revolving credit facility that matures on December 20, 2024 replacing the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The New Term Loan is a $140.0 million senior secured term loan that matures on December 20, 2024. We also have an existing $240.0 million senior secured term loan that was entered into in November 2018 that matures on November 21, 2025 (“2018 Term Loan”). The original amounts available under the New Revolving Credit Facility, New Term Loan, and 2018 Term Loan (collectively, the “Credit Facilities”) in aggregate, totaled $480.0 million. We are required to make installment payments of 1.25% of the original outstanding principal balance of the New Term Loan amount on a quarterly basis, on the last day of each calendar quarter. In addition, if we meet the annual excess cash flow threshold, we will be required to make excess cash flow payments on an annual basis. Further, the undrawn portion of the commitment of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio. As of September 26, 2020, we were in compliance with all covenants required under the Credit Facilities. See Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In November 2018, we completed credit facilities to replace the then existing credit facilities. The November 2018 credit facilities consisted of the 2018 Term Loan and the 2018 Revolving Credit Facility (collectively, the “2018 Credit Facilities”). We are required to make installment payments of 0.25% of the outstanding principal balance of the 2018 Term Loan amount on a quarterly basis. In addition, if we meet the annual excess cash flow threshold, we will be required to make excess flow payments on an annual basis. See Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information. We made an aggregate total of $1.8 million and $3.5 million of mandatory quarterly principal prepayments under the Term Loans during the three and nine months ended September 26, 2020, respectively.
In October 2015, we entered into interest rate cap hedges that were designated as cash flow hedges, which matured during our second quarter of 2020.
On June 29, 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries, however, property and equipment, inventories, and tooling in this leased facility were damaged. We have insurance coverage and expect the majority, if not all, of these items will be covered, less our per claim deductible. The full financial impact cannot be estimated at this time as we are currently working with our insurance carriers to determine the specific cause of the fire. Our Guaymas performance center is comprised of two buildings with an aggregate total of 62,000 square feet. The loss of production from the Guaymas performance center is being absorbed by some of our other existing performance centers. See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
We expect to spend a total of $12.0 million to $14.0 million for capital expenditures in 2020 (excluding capital expenditures we will spend to restore the manufacturing capabilities related to our leased Guaymas performance center that was severely damaged by fire on June 29, 2020), financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies. However, some portion of the expected capital expenditures in 2020 could be delayed as a result of the COVID-19 pandemic.
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
Cash Flow Summary
Net cash provided by operating activities for the nine months ended September 26, 2020 was $1.5 million, compared to $20.1 million for the nine months ended September 28, 2019. The lower cash provided by operating activities during the first nine months of 2020 was due to higher contract assets, higher inventories, and lower accounts payable, partially offset by higher contract liabilities and lower accounts receivable.
Net cash used in investing activities was $5.3 million for the nine months ended September 26, 2020 compared to $14.7 million in the nine months ended September 28, 2019. The lower net cash used during the first nine months of 2020 compared to the prior year period was due to lower purchases of property and equipment.
Net cash provided by financing activities was $38.7 million for the nine months ended September 26, 2020 compared to net cash used of $8.9 million for the nine months ended September 28, 2019. The higher net cash provided by financing activities during the first nine months of 2020 was mainly due to higher net draw down on the New Revolving Credit Facility, partially offset by higher repayments of term loans.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating and finance leases not recorded as a result of the practical expedients utilized, right of offset of industrial revenue bonds and associated failed sale-leasebacks on property and equipment, and indemnities.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended September 26, 2020.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At September 26, 2020, we had total borrowings of $349.1 million under our Credit Facilities.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our risk factors. Other than the risk factor below, there have been no material changes in the three months ended September 26, 2020 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 pandemic could have a material adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic has caused significant volatility in financial markets, including the market price of our stock, and the commercial aerospace industry during the first nine months of 2020, which has raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses has and continues to contribute to a general slowdown in the global economy and if it continues for an extended period of time, it could have a material adverse impact to the businesses of our customers, suppliers and distribution partners, and disrupt our operations. Changes in our operations in response to the COVID-19 pandemic or employee illnesses resulting from the pandemic, may result in inefficiencies or delays, including in sales and product development efforts and our manufacturing and supply chain, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies. The spread of COVID-19 along with related travel restrictions and operational issues has caused a decrease in the demand for air travel and has resulted in lower demand from civil aviation customers for our products. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty at this time, COVID-19 has had a significant impact on our business, the businesses of our customers and suppliers, as well as our results of operations and financial condition, and may have a material adverse impact on our business, results of operations and financial condition for the remainder of 2020 and beyond.

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
*10.18 Form of Performance Stock Unit Agreement for 2020 and after. Incorporated by reference to Exhibit 10.18 to Form 10-Q for the period ended June 27, 2020.
*10.19 Form of Restricted Stock Unit Agreement for Non-Qualified Deferred Compensation Plan Participants for 2020 and after. Incorporated by reference to Exhibit 10.19 to Form 10-Q for the period ended June 27, 2020.
*10.20 Form of Restricted Stock Unit Agreement for 2020 and after. Incorporated by reference to Exhibit 10.20 to Form 10-Q for the period ended June 27, 2020.
*10.21 Form of Stock Option Agreement for 2020 and after. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the period ended June 27, 2020.
*10.22 Form of Performance Restricted Stock Unit Agreement for 2020. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the period ended June 27, 2020.
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

Date: October 28, 2020	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2020	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Interim Chief Financial Officer and Treasurer, and Controller and Chief Accounting Officer
(Principal Financial and Principal Accounting Officer)