Form 10-K
period 2020-12-31
DUCOMMUN INC /DE/
filed 2021-02-11
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 27, 2020 was $381 million.
The number of shares of common stock outstanding on February 3, 2021 was 11,763,468.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference:
(a) Proxy Statement for the 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”), incorporated partially in Part III hereof.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include the words “could,” “may,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “expect,” or similar expressions. These statements are based on the beliefs and assumptions of our management. Generally, forward-looking statements include information concerning our possible or assumed future actions, events or results of operations. Forward-looking statements specifically include, without limitation, the information in this Form 10-K regarding: future sales, earnings, cash flow, uses of cash and other measures of financial performance, projections or expectations for future operations, industry trends and expectations, our plans with respect to restructuring activities, completed acquisitions, future acquisitions and dispositions and expected business opportunities that may be available to us.
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
The information in this Form 10-K is not a complete description of our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, some factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Risk Factors contained within Part I, Item 1A of this Form 10-K and the following:
•our ability to manage and otherwise comply with our covenants with respect to our outstanding indebtedness;
•our ability to service our indebtedness;
•our acquisitions, business combinations, joint ventures, divestitures, or restructuring activities may entail certain operational and financial risks;
•the cyclicality of our end-use markets and the level of new commercial and military aircraft orders;
•industry and customer concentration;
•production rates for various commercial and military aircraft programs;
•the level of U.S. Government defense spending;
•compliance with applicable regulatory requirements and changes in regulatory requirements, including regulatory requirements applicable to government contracts and sub-contracts;
•further consolidation of customers and suppliers in our markets;
•product performance and delivery;
•start-up costs, manufacturing inefficiencies and possible overruns on contracts;
•increased design, product development, manufacturing, supply chain and other risks and uncertainties associated with our growth strategy to become a supplier of higher-level assemblies;
•our ability to manage the risks associated with international operations and sales;
•economic and geopolitical developments and conditions;
•pandemics, such as COVID-19, significantly impacting the global economy and specifically, the commercial aerospace end-use market;
•disasters, natural or otherwise, damaging or disrupting our operations;
•unfavorable developments in the global credit markets;
•our ability to operate within highly competitive markets;
•technology changes and evolving industry and regulatory standards;

•possible goodwill and other asset impairments;
•the risk of environmental liabilities;
•the risk of cyber security attacks or not being able to detect such attacks; and
•litigation with respect to us.
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
For example, in October 2019, we acquired all the outstanding equity interests of Nobles Parent Inc., the parent company of Nobles Worldwide, Inc. (“Nobles”), a privately-held global leader in the design and manufacturing of high performance ammunition handling systems for a wide range of military platforms including fixed-wing aircraft, rotary-wing aircraft, ground vehicles, and shipboard systems for $76.8 million, net of cash acquired, funded by drawing down on our revolving credit facility. The acquisition of Nobles advanced our strategy to diversify and offer more customized, value-driven engineered products with aftermarket opportunities and is included in our Structural Systems segment.
PRODUCTS AND SERVICES
Business Segment Information
We operate through two primary strategic businesses, Electronic Systems and Structural Systems, each of which is a reportable segment. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. Electronic Systems designs, engineers and manufactures high-reliability electronic and electromechanical products used in worldwide technology-driven markets including A&D and Industrial end-use markets. Electronic Systems’ product offerings primarily range from prototype development to complex assemblies as discussed in more detail below. Structural Systems designs, engineers and manufactures various sizes of complex contoured aerostructure components and assemblies and supplies composite and metal bonded structures and assemblies. Structural Systems’ products are primarily used on commercial aircraft, military fixed-wing aircraft and military and commercial rotary-wing aircraft.
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
Structural Systems
Structural Systems has three major product offerings to support a global customer base: commercial aircraft, military fixed-wing aircraft, and military and commercial rotary-wing aircraft. Our applications include structural components, structural assemblies, bonded (metal and composite) components, precision profile extrusions and extruded assemblies, and ammunition handling systems. In the structural components products, Structural Systems provides design services, engineers, and manufacturing of large complex contoured aluminum, titanium and Inconel aerostructure components for the aerospace industry. Structural assembly products include winglets, engine components, and fuselage structural panels for aircraft. Metal and composite bonded structures and assemblies products include aircraft wing spoilers, large fuselage skins, rotor blades on rotary-wing aircraft and components, flight control surfaces, engine components, and ammunition handling systems. To support these products, Structural Systems maintains advanced machine milling, stretch-forming, hot-forming, metal bonding, composite layup, and chemical milling capabilities and has an extensive engineering capability to support both design services and manufacturing.
AEROSPACE AND DEFENSE END-USE MARKETS OVERVIEW
Our largest end-use markets are the aerospace and defense markets and our revenues from these markets represented 94% of our total net revenues in 2020. These markets are serviced by suppliers which are stratified, from the lowest value provided to the highest, into four tiers: original equipment manufacturers (“OEMs”), Tier One, Tier Two, and Tier Three. The OEMs provide the highest value and are also known as prime contractors (“Primes”). We derive a significant portion of our revenues from subcontracts with OEMs. As the prime contractor for various programs and platforms, the OEMs sell to their customers, who may include, depending upon the application, the U.S. Federal Government, foreign, state and local governments, global commercial airline carriers, regional jet carriers and various other customers. The OEMs also sell to global leasing companies that lease commercial aircraft. A significant portion of our revenues is earned from subcontracts with the Primes. Tier One suppliers manufacture aircraft sections and purchase assemblies. Tier Two suppliers provide more complex, value-added parts and may also assume more design risk, manufacturing risk, supply chain risk and project management risk than Tier Three suppliers. Tier Three suppliers principally provide components or detailed parts. We currently compete primarily with Tier Two and Tier Three suppliers. Our business growth strategy is to differentiate ourselves from competitors by providing more complex assemblies to our customers as a higher value added supplier.
Commercial Aerospace End-Use Market
The commercial aerospace end-use market is highly cyclical and is impacted by the level of global air passenger traffic in general, which in turn is influenced by global economic conditions, fleet fuel and maintenance costs and geopolitical developments. Revenues from the commercial aerospace end-use market represented 27% of our total net revenues for 2020.
The COVID-19 pandemic has caused an unprecedented adverse impact to demand for civil air travel, creating a significant challenge for some of our customers and the entire commercial aerospace manufacturing and services sector. Global economic growth, a primary driver for air travel, is expected to have declined to between negative four percent and negative five percent in 2020. The latest International Air Transport Association (“IATA”) forecast projected full-year 2020 passenger traffic to be down more than 60% compared to 2019 as global economic activity slows due to COVID-19, and governments severely restricted travel to contain the spread of the virus. The recovery remains slow and uneven as travel restrictions and varying regional travel protocols continue to impact air travel. Generally, it is expected that domestic travel will recover faster than international travel. The pace of the commercial market recovery will be heavily dependent on COVID-19 infection rates, progress on testing, government travel restrictions, and timing and availability of vaccines.
In addition, airline financial performance, which also plays a role in the demand for new capacity, has been adversely impacted by the COVID-19 pandemic. According to IATA, net losses in 2020 for the airline industry are expected to be approximately $118 billion, compared to net profits of $26 billion in 2019. Our customers are taking actions to combat the effects of the COVID-19 pandemic on the market by preserving liquidity. This comes in many forms such as deferral of advances and other payments to suppliers, deferrals of deliveries, reduced spending, and in some cases, cancellation of orders. We face a challenging environment in the near and medium future as airlines adjust to reduced air traffic, which in turn, will lower demand for commercial aerospace products. The current environment is also affecting the financial viability of some airlines.
In The Boeing Company’s (“Boeing”) 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), they indicated that they expect it will take approximately three years for worldwide travel to return to 2019 levels and a few years beyond that for the industry to return to the long-term trend growth of five percent.
The long-term outlook for the industry continues to remain positive due to the fundamental drivers of air travel demand: economic growth, increasing propensity to travel due to increased trade, globalization, and improved airline services driven by liberalization of air traffic rights between countries. The COVID-19 pandemic has reduced the near to medium term demand, but Boeing’s commercial market outlook forecast projects a four percent growth rate for passenger and cargo traffic over a 20 year period. Based on long-term global economic growth projections of two and a half percent average annual gross domestic product (“GDP”) growth, Boeing projects a demand for 43,000 new airplanes over the next 20 years. However, the industry remains vulnerable to various developments including business travel may not return to pre-pandemic levels due to the use of virtual meeting platforms, fuel price spikes, credit market fluctuations, acts of terrorism, natural disasters, conflicts, epidemics, pandemics, and increased global environmental regulations. We believe we are well positioned given our product capabilities and our initiatives to increase operating efficiencies to participate in the near term recovery and the long term projected growth rate for commercial air traffic and build rates for large commercial aircraft for the airframe manufacturing industry. If the recovery is slower than anticipated or any of the developments occur, it could have a material adverse effect on our results of operations, financial position, and/or cash flows.
Defense End-Use Market
Our defense end-use market includes products used in military and space, including technologies and structures applications. The defense end-use market is highly cyclical and is impacted by the level of government defense spending. Government defense spending is impacted by national defense policies and priorities, political climates, fiscal budgetary constraints, U.S. Federal budget deficits, projected economic growth and the level of global military or security threats, or other conflicts. Revenues from the military and space end-use market in 2020 represented 67% of our total net revenues during 2020.
The Omnibus appropriations acts for fiscal year 2021 (“FY2021”), enacted in December 2020, provided FY2021 appropriations for government departments and agencies, including the United States Department of Defense (“U.S. DoD”), the National Aeronautics and Space Administration (“NASA”), and the Federal Aviation Administration (“FAA”), reducing budget uncertainty and the risk of sequestration. However, there continues to be uncertainty with respect to future program-level appropriations for the U.S. DoD and other government agencies, including NASA. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financial position, and/or cash flows. For additional information related to our revenues from customers whose principal sales are to the U.S. Government and our direct sales to the U.S. Government, see “Risk Factors” contained within Part I, Item 1A of this Annual Report on Form 10-K (“Form 10-K”).
INDUSTRIAL END-USE MARKETS OVERVIEW
Our industrial, medical and other (collectively, “Industrial”) end-use markets are diverse and are impacted by the customers’ needs for increasing electronic content and a desire to outsource. Factors expected to impact these markets include capital and industrial goods spending and general economic conditions. Our products are used in heavy industrial manufacturing systems and certain medical applications. Revenues from the Industrial end-use markets were 6% of our total net revenues during 2020.
We believe our business in these markets in the long-term, is stable and we are well positioned in these markets even though the COVID-19 pandemic has had and will continue to have at least a near term impact on our on our business.
SALES AND MARKETING
Our commercial revenues are substantially dependent on airframe manufacturers’ production rates of new aircraft. Deliveries of new aircraft by airframe manufacturers are dependent on the demand and financial capacity of its customers, primarily airlines and leasing companies, to purchase the aircraft. Thus, revenues from commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. Further, our revenues from commercial aircraft programs could be affected by changes in our customers’ inventory levels and changes in our customers’ aircraft production build rates. As a result of the COVID-19 pandemic, both major large aircraft manufacturers, Boeing and Airbus SE (“Airbus”), have announced lower build rates for the near and medium future. While the ramp up in production and demand will be slower in the near and medium future, we will continue to identify opportunities to expand our presence and offerings with both major large aircraft manufacturers and their supply chain.

Military components manufactured by us are employed in many of the country’s front-line fighters, bombers, rotary-wing aircraft and support aircraft, as well as land and sea-based applications. Our defense business is diversified among a number of military manufacturers and programs. In the space sector, we are expanding our presence with unmanned aerial vehicles and continue to support various satellite programs.
Our sales into the Industrial end-use markets are customer focused in the various markets and driven primarily by their capital spending and manufacturing outsourcing demands.
We continue to broaden and diversify our customer base in the end-use markets we serve by providing innovative product and service solutions by drawing on our core competencies, experience and technical expertise. Net revenues related to military and space, commercial aerospace, and Industrial end-use markets in 2020 and 2019 were as follows:
Many of our contracts are firm fixed price contracts subject to termination at the convenience of the customer (as well as for default). In the event of termination for convenience, the customer generally is required to pay the costs we have incurred and certain other fees through the date of termination, plus a reasonable profit. Larger, long-term government subcontracts may have provisions for milestone payments, progress payments or cash advances for purchase of inventory.
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
MAJOR CUSTOMERS
We currently generate the majority of our revenues from the aerospace and defense industries. As a result, we have significant revenues from certain customers. The Boeing Company (“Boeing”) and Raytheon Technologies Corporation (“Raytheon”) were our largest customers, both generating more than 10 percent of our 2020 net revenues. Revenues from our top 10 customers, including Boeing and Raytheon were 61% of total net revenues during 2020. Net revenues by major customer for 2020 and 2019 were as follows:

Net revenues from our customers, except the U.S. Government, are diversified over a number of different military and space, commercial aerospace, industrial, medical and other products. For additional information on revenues from major customers, see Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K.
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
BACKLOG AND REMAINING PERFORMANCE OBLIGATIONS
We define backlog as potential revenue that is based on customer placed purchase orders (“POs”) and long-term agreements (“LTAs”) with firm fixed price and expected delivery dates of 24 months or less. Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in Industrial markets tends to be of a shorter duration and is generally fulfilled within a three month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. Backlog was $822.0 million at December 31, 2020, compared to $910.2 million at December 31, 2019. The decrease in backlog was primarily in the commercial aerospace end-use market.

We define remaining performance obligations as customer placed POs with firm fixed price and firm delivery dates. The majority of the LTAs do not meet the definition of a contract under Accounting Standards Codification 606 (“ASC 606”) and thus, the backlog amount is greater than the remaining performance obligations amount as defined under ASC 606. Similar to backlog, revenue based on remaining performance obligations is subject to delivery delays or program cancellations, which are beyond our control. Remaining performance obligations were $779.7 million at December 31, 2020. We anticipate recognizing an estimated 65% or $507.0 million of our remaining performance obligations during 2021.
ENVIRONMENTAL MATTERS
Our business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transport and disposal of hazardous and non-hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that threaten to release or have been released to the environment, or endanger human health, and they require us to obtain and maintain licenses and permits in connection with our operations. We may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on us. We anticipate that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain our environmental compliance efforts, however, we do not expect such expenditures to be material in 2021 and the foreseeable future.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in Adelanto (a.k.a., El Mirage) and Monrovia, California. Based on currently available information, we have accrued $1.5 million at December 31, 2020 for our estimated liabilities related to these sites. For further information, see Note 14 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K. In addition, see Risk Factors contained within Part I, Item 1A of this Form 10-K for certain risks related to environmental matters.
HUMAN CAPITAL
Our employees are critical to our success. We attract, develop, and retain employee talent by offering competitive compensation packages and fostering a culture of care about their well being. As such, we strive to make the safety of our workforce our highest priority as evidenced by our response to the COVID-19 pandemic. To this end, we focus on protecting the health and safety of our employees and establishing a safe work environment by following the COVID-19 safety recommendations issued by the Centers for Disease Control and Prevention at all of our facilities.
In addition, we endeavor to be a proactive corporate citizen by being responsive and supportive of the needs of our employees to attract qualified talent. We strive to provide opportunities for qualified members of underrepresented communities and women for advancement within our company and award scholarships to the children and grandchildren of our employees so that they may develop the skills that will support their entry into the workforce. In addition, in 2018, we implemented an Employee Stock Purchase Plan (“ESPP”) to provide employees the opportunity to share in the ownership of our company and benefit from our performance through the purchase of our company’s stock. The ESPP allows eligible employees to accumulate contributions through after-tax payroll deductions to purchase shares of our company’s stock at a 15% discount and serves as a key retention mechanism for our human capital.
As of December 31, 2020, we employed 2,450 people, of which 445 are subject to collective bargaining agreements expiring in June 2021 and April 2022. We believe our relations with our employees are good. See Risk Factors contained within Part I, Item 1A of this Form 10-K for additional information regarding certain risks related to our employees.
AVAILABLE INFORMATION
General information about us can be obtained from our website address at www.ducommun.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, if any, are available free of charge on our website as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on our website is not incorporated by reference in this Annual Report on Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including our company.

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
CAPITAL STRUCTURE RISKS
Our indebtedness could limit our financing options, adversely affect our financial condition, and prevent us from fulfilling our debt obligations.
In December 2019, we completed the refinancing of a portion of our existing debt by entering into both a new revolving credit facility (“New Revolving Credit Facility”) and a new term loan (“New Term Loan”). These replaced the existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”). The New Revolving Credit Facility is a $100.0 million senior secured revolving credit facility that matures on December 20, 2024 replacing the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The New Term Loan is a $140.0 million senior secured term loan that matures on December 20, 2024. We also have an existing $240.0 million senior secured term loan that was entered into in November 2018 that matures on November 21, 2025 (“2018 Term Loan”). The original amounts available under the New Revolving Credit Facility, New Term Loan, and 2018 Term Loan (collectively, the “Credit Facilities”) in aggregate, totaled $480.0 million. In conjunction with the closing of the New Revolving Credit Facility and the New Term Loan, we drew down the entire $140.0 million on the New Term Loan and used those proceeds to pay off and close the 2018 Revolving Credit Facility of $58.5 million, paid down a portion of the 2018 Term Loan of $56.0 million, paid the accrued interest associated with the amounts being paid down on the 2018 Revolving Credit Facility and 2018 Term Loan, paid the fees related to this transaction, and the remainder used for general corporate expenses.
At December 31, 2020, we had a total of $320.6 million of outstanding long-term debt under the Credit Facilities. The total long-term debt was primarily the result of our acquisitions, LaBarge, Inc. in 2011, Lightning Diversion Systems, LLC (“LDS”) in September 2017, Certified Thermoplastics Co., LLC (“CTP”) in April 2018, and Nobles in October 2019.
Our ability to obtain additional financing or complete a debt refinancing in the future may be limited. Should we not have ready access to capital markets, we may have to undertake alternative financing plans, such as selling assets; reducing or delaying scheduled expansions and/or capital investments; or seeking various other forms of capital. Our ability to complete reasonable alternative financing plans may be affected by circumstances and economic events outside of our control. We cannot ensure that we would be able to refinance our debt or enter into alternative financing plans in adequate amounts on commercially reasonable terms, terms acceptable to us or at all, or that such plans guarantee that we would be able to meet our debt obligations.
Our level of debt could:
•limit our ability to obtain additional financing to fund capital expenditures, investments or acquisitions or other general corporate requirements;
•require a portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions or other general corporate purposes;
•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•place us at a disadvantage compared to other, less leveraged competitors;
•expose us to the risk of increased borrowing costs and higher interest rates as all of our borrowings under our Credit Facilities bear interest at variable rates, which could further adversely impact our cash flows;
•limit our flexibility to plan for and react to changes in our business and the industry in which we compete;
•restrict us from making strategic acquisitions;
•expose us to risk of unfavorable changes in the global credit markets; and
•make it more difficult for us to satisfy our obligations with respect to the Credit Facilities and our other debt.

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
In December 2019, we completed the refinancing of a portion of our existing debt by entering into the New Revolving Credit Facility to replace the 2018 Revolving Credit Facility and entered into the New Term Loan. The New Revolving Credit Facility is a $100.0 million senior secured revolving credit facility that matures on December 20, 2024 replacing the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The New Term Loan is a $140.0 million senior secured term loan that matures on December 20, 2024. We also have the 2018 Term Loan of $240.0 million that is a senior secured term loan that matures on November 21, 2025. In conjunction with the closing of the New Revolving Credit Facility and the New Term Loan, we drew down the entire $140.0 million on the New Term Loan and used those proceeds to pay off and close the 2018 Revolving Credit Facility of $58.5 million, paid down a portion of the 2018 Term Loan of $56.0 million, paid the accrued interest associated with the amounts being paid down on the 2018 Revolving Credit Facility and 2018 Term Loan, paid the fees related to this transaction, with the remainder used for general corporate expenses.
The terms of the New Term Loan require that we make installment payments of 1.25% of the initial outstanding principal balance on a quarterly basis, on the last day of each calendar quarter. We were required to make installment payments of 0.25% of the outstanding principal balance of the 2018 Term Loan amount on a quarterly basis, however, the $56.0 million we paid as part of the December 2019 refinancing paid all the required quarterly installment payments on the 2018 Term Loan until maturity. In addition, if we exceed the annual excess cash flow threshold, we are required to make an annual additional principal payment based on the consolidated adjusted leverage ratio. Further, the undrawn portion of the commitment of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio. In October 2015, we entered into interest rate cap hedges designated as cash flow hedges, with a portion of these interest rate cap hedges maturing on a quarterly basis, with notional value in aggregate, totaling $135.0 million. However, all of these interest rate cap hedges matured in June 2020. At December 31, 2020, the outstanding balance on the Credit Facilities was $320.6 million with an average interest rate of 3.59%. Should interest rates increase significantly, our debt service cost will increase. Any inability to generate sufficient cash flow could have a material adverse effect on our financial condition or results of operations.
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
The covenants in our Credit Facilities impose restrictions that may limit our operating and financial flexibility.
We are required to comply with a leverage covenant as defined in the New Revolving Credit Facility agreement. The leverage covenant is defined as Consolidated Funded Indebtedness less unrestricted cash and cash equivalents in excess of $5.0 million, divided by consolidated earnings before interest, taxes and depreciation and amortization (“EBITDA”) and other adjustments.
At December 31, 2020, we were in compliance with the leverage covenant under the Credit Facilities. However, there is no assurance that we will continue to be in compliance with the leverage covenant in future periods.
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
A breach of any covenant in the Credit Facilities could result in a default under the Credit Facilities. A default, if not waived, could result in acceleration of the debt outstanding under the agreement. A default could permit our lenders to foreclose on any of our assets securing such debt. Even if new financing were available at that time, it may not be on terms or amounts that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, results of operations and financial condition could be materially and adversely affected.
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
BUSINESS AND OPERATIONAL RISKS
Our end-use markets are cyclical.
We sell our products into aerospace, defense, and industrial end-use markets, which are cyclical and have experienced periodic declines. Our sales are, therefore, unpredictable and may tend to fluctuate based on a number of factors, including global economic conditions, geopolitical developments and conditions, pandemics, and other developments affecting our end-use markets and the customers served. Consequently, results of operations in any period should not be considered indicative of the operating results that may be experienced in any future period.
We depend upon a selected base of industries and customers, which subjects us to unique risks which may adversely affect us.
We currently generate a majority of our revenues from customers in the aerospace and defense industry. Our business depends, in part, on the level of new military and commercial aircraft orders. As a result, we have significant sales to certain customers. Sales to The Boeing Company (“Boeing”) and Spirit AeroSystems Holdings, Inc. (“Spirit”) comprise a significant portion of our commercial aerospace end-use market. A significant portion of our net sales in our military and space end-use markets are made under subcontracts with original equipment manufacturers (“OEMs”), under their prime contracts with the U. S. Government. We had significant sales to Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), and Raytheon Technologies Corporation (“Raytheon”) in 2020 in our defense technologies end-use market.
Our customers may experience delays in the launch of new products, labor strikes, diminished liquidity or credit unavailability, weak demand for their products, or other difficulties in their business. In addition, shifts in government spending priorities have caused and may continue to cause additional uncertainty in the placement of orders.
Our revenues from our top ten customers, which represented 61% of our total 2020 net revenues, were diversified over a number of different aerospace and defense products. Any significant change in production rates by these customers would have a material effect on our results of operations and cash flows. There is no assurance that our current significant customers will continue to buy products from us at current levels, or that we will retain any or all of our existing customers, or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers. This risk may be further complicated by pricing pressures, competition prevalent in our industry and other factors. A significant reduction in sales to any of our major customers, the loss of a major customer, or a default of a major customer on accounts receivable could have a material adverse impact on our financial results.
Boeing was our largest customer prior to 2020 and remains one of our largest customers in 2020, and the 737 MAX was our highest revenue platform prior to 2020. Boeing recently received regulatory approval of the 737 MAX and as such, we expect to begin a modest ramp up in our production rates. Revenue growth with our other commercial customers and defense OEMs (also known as prime contractors) has helped to mitigate a significant portion of this risk for the time being. However, the COVID-19 pandemic has dampened civil air travel demand significantly, and if traveler confidence does not return in the near future, it may make it difficult to continue to offset a significant portion of this risk.
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
Exports of certain of our products are subject to various export control regulations and authorizations, and we may not be successful in obtaining the necessary U.S. Government approvals and related export licenses for proposed sales to certain foreign customers.
We must comply with numerous laws and regulations relating to the export of some of our products before we are permitted to sell those products outside the United States. Compliance often entails the submission and timely receipt of the necessary export approvals, licenses, or authorizations from the U.S. Government. Over the last several years, the U.S. export licensing environment for munitions has been adversely affected by a number of factors, including, but not limited to, the changing geopolitical environment and heightened tensions with other countries (which shift and evolve over time). Accordingly, we can give no assurance that we will be successful in obtaining, in a timely manner or at all, the approvals, licenses or authorizations we need to sell our products outside the United States, which may result in the cancellation of orders and significant penalties to our customers if we do not make deliveries and fulfill our contractual commitments. Any significant delay in, or impairment of, our ability to sell products outside of the United States could have a material adverse effect on our business, financial condition and results of operations.
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
Contracts with some of our customers, including Federal government contracts, contain provisions and are subject to laws and regulations that provide rights and remedies not typically found in commercial contracts. These provisions may allow our customers to:

•terminate existing contracts, in whole or in part, for convenience, as well as for default, or if funds for contract performance for any subsequent year become unavailable;
•terminate existing contracts if we are suspended or debarred from doing business with the federal government or with a governmental agency;
•prohibit future procurement awards with a particular agency as a result of a finding of an organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors; and
•claim rights in products and systems produced by us.
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
We have historically achieved a portion of our growth through acquisitions and expect to evaluate selected future acquisitions as part of our strategy for growth. Any acquisition of another business entails risks and it is possible that we may not realize the expected benefits from an acquisition or that an acquisition could adversely affect our existing operations. Acquisitions entail certain risks, including:
•difficulty in integrating the operations and personnel of the acquired company within our existing operations or in maintaining uniform standards;
•loss of key employees or customers of the acquired company;
•the failure to achieve anticipated synergies;
•unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations or that are not subject to indemnification or reimbursement by the seller; and
•management and other personnel having their time and resources diverted to evaluate, negotiate and integrate acquisitions.
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
We have manufacturing facilities in Thailand and Mexico and also derive a portion of our net revenues from direct foreign sales. Further, our customers may derive portions of their revenues from non-U.S. customers. As a result, we are subject to the risks of conducting and operating our business internationally, including:
•political instability;
•economic and geopolitical developments and conditions;
•pandemics and disasters, natural or otherwise;
•compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies conducting business abroad, including, but not limited to, the Foreign Corrupt Practices Act;
•imposition of taxes, export controls, tariffs, embargoes and other trade restrictions;
•difficulties repatriating funds or restrictions on cash transfers; and
•potential for new tariffs imposed on imports by the U.S. administration.
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
Several of our major customers have completed extensive cost containment efforts and we expect continued pricing pressures in 2021 and beyond. Competitive pricing pressures may have an adverse effect on our financial condition and operating results. Further, there can be no assurance that competition from existing or potential competitors in other segments of our business will not have a material adverse effect on our financial results. If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.
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
LEGAL, REGULATORY, TAX, AND ACCOUNTING RISKS
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
Our operations are subject to numerous extensive, complex, costly and evolving laws, regulations and restrictions, including cybersecurity requirements, and failure to comply with these laws, regulations and restrictions could subject us to penalties and sanctions that could harm our business.
Prime contracts with our major customers that have contracts with various agencies of the U.S. Government are subject to numerous laws and regulations which affect how we do business with our customers and may impose added costs to our business. As a result, our contracts and operations are subject to numerous, extensive, complex, costly and evolving laws, regulations and restrictions, principally by the U.S. Government or their agencies. These laws, regulations and restrictions govern items including, but not limited to, the formation, administration and performance of U.S. Government contracts, disclosure of cost and pricing data, civil penalties for violations of false claims to the U.S. Government for payment, defining reimbursable costs, establishing ethical standards for the procurement process, controlling the import and export of defense articles and services, and cybersecurity requirements.
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
In addition, the U.S. Government may revise its procurement practices or adopt new contract rules and regulations, at any time, including increased usage of fixed-price contracts, procurement reform, and compliance with cybersecurity requirements. Such changes could impair our ability to obtain new contracts or subcontracts or renew contracts or subcontracts under which we currently perform when those contracts are put up for competitive bidding. Any new contracting methods could be costly or administratively difficult for us to implement and could adversely affect our future net revenues.
In addition, our international operations subject us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. Changes in regulations or political environments may affect our ability to conduct business in foreign markets including investment, procurement and repatriation of earnings. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in certain liabilities and could possibly result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on our financial results.
Environmental liabilities could adversely affect our financial results.
We are subject to various federal, local, and foreign environmental laws and regulations, including those relating to the use, storage, transport, discharge and disposal of hazardous and non-hazardous chemicals and materials used and emissions generated during our manufacturing process. We do not carry insurance for these potential environmental liabilities. Any failure by us to comply with present or future regulations could subject us to future liabilities or the suspension of production, which could have a material adverse effect on our financial results. Moreover, some environmental laws relating to contaminated sites can impose joint and several liability retroactively regardless of fault or the legality of the activities giving rise to the contamination. Compliance with existing or future environmental laws and regulations may require extensive capital expenditures, increase our cost or impact our production capabilities. Even if such expenditures are made, there can be no assurance that we will be able to comply. We have been directed to investigate and take corrective action for groundwater contamination at certain sites and our ultimate liability for such matters will depend upon a number of factors. See Note 14 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
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
We enter into contracts providing for a firm, fixed-price for the sale of a majority of our products, regardless of the production costs incurred by us. In many cases, we make multi-year firm, fixed-price commitments to our customers, without assurance that our anticipated production costs will be achieved. Contract bidding and accounting require judgment relative to assessing risks, estimating contract net sales and costs, including estimating cost increases over time and efficiencies to be gained, and making assumptions for supplier sourcing and quality, manufacturing scheduling and technical issues over the life of the contract. Such assumptions can be particularly difficult to estimate for contracts with new customers. Inaccurate estimates of these costs could result in reduced profits or incurred losses. Due to the significance of the judgments and estimates involved, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Therefore, any changes in our underlying assumptions, circumstances or estimates could have a material adverse effect on our financial results.

Goodwill and/or other assets could be impaired in the future, which could result in substantial charges.
Goodwill is tested for impairment on an annual basis as of the first day of our fourth quarter or more frequently if events or circumstances occur which could indicate potential impairment. In assessing the recoverability of goodwill, management is required to make certain critical estimates and assumptions. These estimates and assumptions include projected sales levels, including the addition of new customers, programs or platforms and increased content on existing programs or platforms, improvements in manufacturing efficiency, and reductions in operating costs. Due to many variables inherent in the estimation of a business’s fair value and the relative size of our recorded goodwill, changes in estimates and assumptions may have a material effect on the results of our impairment analysis. If any of these or other estimates and assumptions are not realized in the future, or if market multiples decline, we may be required to record an impairment charge for goodwill.
We also test intangible assets with indefinite life periods for potential impairment annually and on an interim basis if there are indicators of potential impairment.
In addition, we evaluate amortizable intangible assets, fixed assets, production cost of contracts, and lease right-of-use assets for impairment if there are indicators of a potential impairment.
Further, impairment charges may be incurred against other intangible assets or long-term assets if asset utilization declines, customer demand declines or other circumstances indicate that the asset carrying value may not be recoverable.
Our goodwill and other intangible assets as of December 31, 2020 were $295.6 million, or 35% of total assets. If our goodwill and/or other assets are impaired, it could have an adverse effect on our results of operations and financial condition. See “Goodwill and Indefinite-Lived Intangible Assets” in Note 6 of our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
Unanticipated changes in our tax provision or exposure to additional income tax liabilities could affect our profitability.
Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. For example, we recorded provisional estimates of the impact of the Tax Cuts and Jobs Act (the “2017 Tax Act”) enacted in December 2017 in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”) in our 2017 consolidated financial statements. During 2018, these estimates were subject to further analysis and review which could have required adjustments, but no adjustments were required to be made in 2018. In addition, we are regularly under audit by tax authorities. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals.
Our ability to accurately report our financial results or prevent fraud may be adversely affected if our internal control over financial reporting is not effective.
The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate as a result of changed conditions, and fraud. Due to these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, our ability to accurately report our financial results or prevent fraud could be adversely affected.
LABOR AND SUPPLY CHAIN RISKS
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
As of December 31, 2020, we employed 2,450 people. Two of our performance centers are parties to collective bargaining agreements, covering 155 full time hourly employees in one of those performance centers and 290 full time hourly employees in the other performance center, and will expire in June 2021 and April 2022, respectively. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, if we are unable to negotiate acceptable collective bargaining agreements with the unions or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.
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
GENERAL RISKS
The COVID-19 pandemic has had a significant impact but could have a material adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic has caused and continues to cause significant volatility in financial markets, including the market price of our stock, and in the commercial aerospace industry during 2020, which has raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses has and continues to contribute to a general slowdown in the global economy. The COVID-19 pandemic has had, and if it continues for an extended period of time, it could have a material adverse impact on our business and the businesses of our customers, suppliers and distribution partners, and could further disrupt our operations. Changes in our operations in response to the COVID-19 pandemic or employee illnesses resulting from the pandemic, may result in inefficiencies or delays, including in sales and product development efforts and our manufacturing and supply chain, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies. The spread of COVID-19 along with related travel restrictions and operational issues has caused a decrease in the demand for air travel and has resulted in lower demand from civil aviation customers for our products. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty at this time, COVID-19 has had a significant impact on our business, the businesses of our customers and suppliers, as well as our results of operations and financial condition, and may have a material adverse impact on our business, results of operations and financial condition in 2021 and beyond.
Cybersecurity attacks, internal system or service failures may adversely impact our business and operations.
Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Cybersecurity threats are evolving and include, but are not limited to, malicious software, unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us or our products, our employees, customers or suppliers, or other acts that could lead to disruptions in our business. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which would adversely affect our business, results of operations and financial condition.
Assertions by third parties that we violated their intellectual property rights could have a material adverse effect on our business, financial condition, and results of operations.
Third parties may claim that we, our customers, licensees, or parties indemnified by us are infringing upon or otherwise violating their intellectual property rights. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours.
Any claims that we violated a third party’s intellectual property rights can be time consuming and costly to defend and distract management’s attention and resources, even if the claims are without merit. Such claims may also require us to redesign affected products and services, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. Even if we have an agreement to indemnify us against such costs, the indemnifying party may not have sufficient financial resources or otherwise be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on favorable terms or cannot or do not substitute similar technology from another source, our revenue and earnings could be adversely impacted.
Damage or destruction of our facilities caused by storms, earthquake, fires or other causes could adversely affect our financial results and financial condition.
We have operations located in regions of the U.S. that may be exposed to damaging storms, earthquakes, fires and other natural disasters. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance, we do not carry any earthquake insurance because of the cost of such insurance. Many of our properties are located in Southern California, an area subject to earthquake activity. Our California performance centers generated $178.6 million in net revenues during 2020. Even if covered by insurance, any significant damage or destruction of our facilities due to storms, earthquakes, fires or other natural disasters could result in our inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to us. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations. See discussion of a fire on June 29, 2020 which severely damaged our Guaymas, Mexico performance center in Note 14 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We occupy 27 owned or leased facilities, totaling 2.0 million square feet of manufacturing area and office space. At December 31, 2020, facilities which were in excess of 50,000 square feet each were all manufacturing facilities as follows:

Location	Segment	Square Feet	Owned/Expiration of Lease
Carson, California	Structural Systems	299,000	Owned
Monrovia, California	Structural Systems	274,000	Owned
Parsons, Kansas	Structural Systems	176,000	Owned
Coxsackie, New York	Structural Systems	151,000	Owned
Carson, California	Electronic Systems	117,000	2021
Joplin, Missouri	Electronic Systems	104,000	2021
Phoenix, Arizona	Electronic Systems	100,000	2022
Adelanto, California	Structural Systems	88,000	Owned
Orange, California	Structural Systems	80,000	Owned
Appleton, Wisconsin	Electronic Systems	77,000	Owned
Carson, California	Structural Systems	77,000	2024
Huntsville, Arkansas	Electronic Systems	69,000	2026
Joplin, Missouri	Electronic Systems	55,000	Owned
Tulsa, Oklahoma	Electronic Systems	55,000	Owned
Orange, California	Structural Systems	53,000	2024
Berryville, Arkansas	Electronic Systems	50,000	Owned
Management believes these properties are adequate to meet our current requirements, are in good condition and are suitable for their present use. All properties are occupied except for Phoenix, Arizona.

ITEM 3. LEGAL PROCEEDINGS
See Note 14 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for a description of our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol DCO. As of December 31, 2020, we had 157 holders of record of our common stock. We have not paid any dividends since the first quarter of 2011 and we do not expect to pay dividends for the foreseeable future.

See “Part III, Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” for information relating to shares to be issued under equity compensation plans.
Issuer Purchases of Equity Securities
None.
Performance Graph
The following graph compares the yearly percentage change in our cumulative total shareholder return with the cumulative total return of the Russell 2000 Index and the median of our 2021 Proxy Statement peers (“Median of Proxy Peers”) over a five year period, assuming the reinvestment of any dividends. A modified version of this graph over a three year period will be used in our 2021 Proxy Statement, assuming the reinvestment of any dividends. The graph is not necessarily indicative of future price performance:

ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

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
COVID-19 Pandemic Impact on Our Business
The COVID-19 pandemic has had a significant impact on our overall business during the year ended December 31, 2020. As a result of the COVID-19 pandemic, precautionary measures were instituted by governments and businesses to mitigate its spread, including the imposition of travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses.
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
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provides tax relief to individuals and businesses affected by the coronavirus pandemic. We have not requested or accepted any loans or payments that are available under the CARES Act, however, we have utilized the option to defer payment of the employer portion of payroll taxes (Social Security) that would otherwise be required to be made during the period beginning March 27, 2020 to December 31, 2020. One half of the deferred amount is required to be paid by December 31, 2021, with the remaining 50% to be paid by December 31, 2022. As of December 31, 2020, we deferred $6.1 million, which is included as part of accrued liabilities and other long-term liabilities on the consolidated balance sheets.
The COVID-19 pandemic has and continues to contribute to a general slowdown in the global economy and specifically, the commercial aerospace end-use market. Both major large aircraft manufacturers, The Boeing Company and Airbus SE, have announced lower build rates for the near and medium future. In its 2020 Annual Report on Form 10-K, Boeing indicated it expects it will take approximately three years for worldwide travel to return to 2019 levels and a few years beyond that for the industry to return to long-term trend growth of five percent. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty at this time, COVID-19 has had a significant impact on our business, the businesses of our customers and suppliers, as well as our results of operations and financial condition, and may have a material adverse impact on our business, results of operations and financial condition for 2021 and beyond. See Risk Factors included in Part I, Item 1A of this Annual Report on Form 10-K (“Form 10-K”).
Recap for the year ended December 31, 2020:
•Net revenues of $628.9 million
•Net income of $29.2 million, or $2.45 per diluted share
•Adjusted EBITDA of $87.9 million
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, inventory purchase accounting adjustments, and loss on extinguishment of debt (“Adjusted EBITDA”) was $87.9 million and $92.3 million for years ended December 31, 2020 and December 31, 2019, respectively.
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
•Stock-based compensation expense may be useful to our investors for determining current cash flow;
•Restructuring charges may be useful to our investors in evaluating our core operating performance;

•Guaymas fire related expenses may be useful to our investors in evaluating our core operating performance;
•Purchase accounting inventory step-ups may be useful to our investors as they do not necessarily reflect the current or on-going cash charges related to our core operating performance;
•Loss on extinguishment of debt may be useful to our investors for determining current cash flow; and
•Other debt refinancing costs may be useful to our investors in evaluating our core operating performance.
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands) Years Ended December 31,
	2020	2019	2018
Net income	$29,174	$32,461	$9,035
Interest expense	13,653	18,290	13,024
Income tax expense	2,807	5,302	1,236
Depreciation	13,824	13,519	13,501
Amortization	15,026	14,786	11,795
Stock-based compensation expense	9,299	7,161	5,040
Restructuring charges (1)	2,424	—	14,792
Guaymas fire related expenses	1,704	—	—
Inventory purchase accounting adjustments (2)	—	511	622
Loss on extinguishment of debt	—	180	926
Other debt refinancing costs	—	77	697
Adjusted EBITDA	$87,911	$92,287	$70,668
% of net revenues	14.0%	12.8%	11.2%

(1)2018 included $0.1 million of restructuring charges that were recorded as cost of goods sold.
(2)2019 and 2018 included inventory purchase accounting adjustments of inventory that was stepped up as part of our purchase price allocation from our acquisitions of Nobles Worldwide, Inc. (“Nobles”) and Certified Thermoplastics Co., LLC (“CTP”) in October 2019 and April 2018, respectively, and are both part of our Structural Systems operating segment.

RESULTS OF OPERATIONS
2020 Compared to 2019
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Years Ended December 31,
	2020	% of Net Revenues	2019	% of Net Revenues
Net Revenues	$628,941	100.0%	$721,088	100.0%
Cost of Sales	491,203	78.1%	568,891	78.9%
Gross Profit	137,738	21.9%	152,197	21.1%
Selling, General and Administrative Expenses	89,808	14.3%	95,964	13.3%
Restructuring Charges	2,424	0.4%	—	—%
Operating Income	45,506	7.2%	56,233	7.8%
Interest Expense	(13,653)	(2.2)%	(18,290)	(2.6)%
Loss on Extinguishment of Debt	—	—%	(180)	—%
Other Income, Net	128	—%	—	—%
Income Before Taxes	31,981	5.0%	37,763	5.2%
Income Tax Expense	2,807	nm	5,302	nm
Net Income	$29,174	4.6%	$32,461	4.5%

Effective Tax Rate	8.8%	nm	14.0%	nm
Diluted Earnings Per Share	$2.45	nm	$2.75	nm
nm = not meaningful
Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during 2020 and 2019, respectively, were as follows:

		(Dollars in thousands) Years Ended December 31,		% of Net Revenues
	Change	2020	2019	2020	2019
Consolidated Ducommun
Military and space	$99,059	$422,859	$323,800	67.2%	44.9%
Commercial aerospace	(180,361)	168,142	348,503	26.8%	48.3%
Industrial	(10,845)	37,940	48,785	6.0%	6.8%
Total	$(92,147)	$628,941	$721,088	100.0%	100.0%

Electronic Systems
Military and space	$64,431	$308,676	$244,245	78.6%	67.8%
Commercial aerospace	(21,326)	46,017	67,343	11.7%	18.7%
Industrial	(10,845)	37,940	48,785	9.7%	13.5%
Total	$32,260	$392,633	$360,373	100.0%	100.0%

Structural Systems
Military and space	$34,628	$114,183	$79,555	48.3%	22.1%
Commercial aerospace	(159,035)	122,125	281,160	51.7%	77.9%
Total	$(124,407)	$236,308	$360,715	100.0%	100.0%
Net revenues for 2020 were $628.9 million compared to $721.1 million for 2019. The year-over-year decrease was primarily due to the following:
•$180.4 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms; partially offset by

•$99.1 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms, additional content and higher build rates on other military and space platforms, and higher build rates on various missile platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Years Ended December 31,
	2020	2019
Boeing Company	10.5%	16.6%
Lockheed Martin Corporation	5.0%	4.0%
Northrop Grumman Corporation	9.1%	4.0%
Raytheon Technologies Corporation	20.9%	15.6%
Spirit AeroSystems Holdings, Inc.	3.3%	12.2%
Top ten customers(1)	61.1%	65.4%
(1) Includes The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop”), Raytheon Technologies Corporation (“Raytheon”), and Spirit AeroSystems Holdings, Inc. (“Spirit”).
The revenues from Boeing, Lockheed Martin, Northrop, Raytheon, and Spirit are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin increased to 21.9% in 2020 compared to 21.1% in 2019 primarily due to favorable product mix, partially offset by unfavorable manufacturing volume.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $6.2 million in 2020 compared to 2019 primarily due to lower other corporate expenses of $3.0 million, lower professional services fees of $2.6 million, and one-time severance charges of $1.7 million in the prior year, which did not recur in 2020, partially offset by higher amortization of intangibles of $1.8 million.
Restructuring Charges
Restructuring charges increased $2.4 million in 2020 compared to 2019 due to the restructuring plan that began in 2020 that was expected to increase operating efficiencies. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on restructuring activities.
Interest Expense
Interest expense decreased in 2020 compared to 2019 primarily due to lower interest rates, partially offset by a higher outstanding balance on the Credit Facilities driven by the acquisition of Nobles Worldwide, Inc. (“Nobles”) in October 2019, and higher net draw downs on the Revolving Credit Facility, including $50.0 million during the first quarter of 2020 to hold as cash on hand, $25.0 million of which was repaid during the fourth quarter of 2020. See Note 8 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on our long-term debt.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for 2019 was related to the refinancing of our existing Credit Facilities in December 2019 which resulted in writing off of a portion of the unamortized debt issuance costs associated with the existing Credit Facilities of $0.2 million. The New Credit Facilities were utilized to pay off the existing Revolving Credit Facility and a portion of the existing Term Loan. See Note 8 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on our long-term debt.
Income Tax Expense
We recorded an income tax expense of $2.8 million (an effective tax rate of 8.8%) in 2020, compared to $5.3 million (an effective tax rate of 14.0%) in 2019. The decrease in the effective tax rate for 2020 compared to 2019 was primarily due to higher discrete income tax benefits recognized from releases of uncertain tax positions and additional research and development tax credits related to 2019. The higher discrete income tax benefits were partially offset by a reduction in discrete income tax benefits related to changes in valuation allowance and other deferred tax assets.
Our unrecognized tax benefits were $4.1 million and $5.7 million in 2020 and 2019, respectively. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of December 31, 2020 and 2019 were not significant. If recognized, $2.4 million would affect the effective income tax rate. Due to federal and state statute of limitations for tax year 2016 that expired on October 15, 2020, we released uncertain tax positions of $2.2 million and recognized income tax benefits of $2.1 million in 2020. We do not expect the total amount of unrecognized tax benefits to increase or decrease by a material amount in the next twelve months.
We file U.S. Federal and state income tax returns. We are subject to examination by the Internal Revenue Service (“IRS”) for tax years after 2016 and by state taxing authorities for tax years after 2015. While we are no longer subject to examination prior to those periods, carryforwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that provides tax relief to individuals and businesses affected by the coronavirus pandemic. We considered the provisions of the CARES Act and determined they do not have a material impact to our overall income taxes. We have utilized the option to defer payment of the employer portion of payroll taxes (Social Security) that would otherwise be required to be made during the period beginning March 27, 2020 to December 31, 2020. See COVID-19 Pandemic Impact on Our Business included in Part II, Item 7 of this Annual Report on Form 10-K (“Form 10-K”). As of December 31, 2020, we deferred income tax deductions related to payroll taxes of $6.1 million and a deferred tax asset of $1.4 million is included as part of the net deferred income taxes on the consolidated balance sheet.
On December 27, 2020, the U.S. enacted the Consolidated Appropriations Act, 2021 (the “Act”) that provides additional tax relief to individuals and businesses affected by the coronavirus pandemic. We considered the provisions of the Act and determined they do not have a material impact to our overall income taxes.
Net Income and Earnings per Diluted Share
Net income and earnings per diluted share for 2020 were $29.2 million, or $2.45 per diluted share, compared to net income and earnings per diluted share for 2019 of $32.5 million, or $2.75 per diluted share. The decrease in net income in 2020 compared to 2019 was due to a decrease of $14.5 million in gross profit as a result of lower revenues and higher restructuring charges of $2.4 million, partially offset by lower SG&A expenses of $6.2 million, lower interest expense of $4.6 million, and lower income tax expense of $2.5 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2020 and 2019:

	%	(Dollars in thousands) Years Ended December 31,		% of Net Revenues	% of Net Revenues
	Change	2020	2019	2020	2019
Net Revenues
Electronic Systems	9.0%	$392,633	$360,373	62.4%	50.0%
Structural Systems	(34.5)%	236,308	360,715	37.6%	50.0%
Total Net Revenues	(12.8)%	$628,941	$721,088	100.0%	100.0%
Segment Operating Income
Electronic Systems		$51,894	$38,613	13.2%	10.7%
Structural Systems		19,584	46,836	8.3%	13.0%
		71,478	85,449
Corporate General and Administrative Expenses (1)		(25,972)	(29,216)	(4.1)%	(4.1)%
Total Operating Income		$45,506	$56,233	7.2%	7.8%
Adjusted EBITDA
Electronic Systems
Operating Income		$51,894	$38,613
Depreciation and Amortization		14,038	14,170
Restructuring Charges		596	—
		66,528	52,783	16.9%	14.6%
Structural Systems
Operating Income		19,584	46,836
Depreciation and Amortization		14,559	13,663
Restructuring Charges		1,828	—
Inventory Purchase Accounting Adjustments		—	511
Guaymas Fire Related Expenses		1,704	—
		37,675	61,010	15.9%	16.9%
Corporate General and Administrative Expenses (1)
Operating Loss		(25,972)	(29,216)
Other Income		128	—
Depreciation and Amortization		253	472
Stock-Based Compensation Expense		9,299	7,161
Other Debt Refinancing Costs		—	77
		(16,292)	(21,506)
Adjusted EBITDA		$87,911	$92,287	14.0%	12.8%
Capital Expenditures
Electronic Systems		$5,037	$5,508
Structural Systems		8,570	13,338
Corporate Administration		—	—
Total Capital Expenditures		$13,607	$18,846
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

Electronic Systems
Electronic Systems’ net revenues in 2020 compared to 2019 increased $32.3 million primarily due to the following:
•$64.4 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms, other military and space platforms, and various missile platforms; partially offset by
•$21.3 million lower revenues in our commercial aerospace end-use markets due to lower build rates on other commercial aerospace platforms, large aircraft platforms, regional and business aircraft platforms, and commercial rotary-wing aircraft platforms; and
•$10.8 million lower revenues in our industrial end-use markets due to timing of customer requirements.
Electronic Systems segment operating income in 2020 compared to 2019 increased $13.3 million due to favorable manufacturing volume and favorable product mix.
Structural Systems
Structural Systems’ net revenues in 2020 compared to 2019 decreased $124.4 million primarily due to the following:
•$159.0 million lower revenues in commercial aerospace end-use markets due to lower build rates on large aircraft platforms; partially offset by
•$34.6 million higher revenues in military and space end-use markets due to higher build rates on various missile platforms, additional content and higher build rates on other military and space platforms, and higher build rates on military fixed-wing aircraft platforms.
The Structural Systems operating income in 2020 compared to 2019 decreased $27.3 million primarily due to unfavorable manufacturing volume, partially offset by favorable product mix and lower other manufacturing costs.
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
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses in 2020 compared to 2019 decreased $3.2 million primarily due to lower professional services fees of $2.2 million and one-time severance charges of $1.7 million in the prior year, which did not recur in 2020.
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

The decrease in backlog was primarily in the commercial aerospace end-use markets, partially offset by an increase in military and space end-use markets. The following table summarizes our backlog for 2020 and 2019:

		(Dollars in thousands) December 31,
	Change	2020	2019
Consolidated Ducommun
Military and space	$78,370	$529,663	$451,293
Commercial aerospace	(162,316)	268,326	430,642
Industrial	(4,267)	24,019	28,286
Total	$(88,213)	$822,008	$910,221

Electronic Systems
Military and space	$93,117	$404,144	$311,027
Commercial aerospace	(19,000)	56,719	75,719
Industrial	(4,267)	24,019	28,286
Total	$69,850	$484,882	$415,032

Structural Systems
Military and space	$(14,747)	$125,519	$140,266
Commercial aerospace	(143,316)	211,607	354,923
Total	$(158,063)	$337,126	$495,189

2019 Compared to 2018
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K filed with the SEC on February 20, 2020, which is incorporated by reference herein.

LIQUIDITY AND CAPITAL RESOURCES
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions) December 31,
	2020	2019
Total debt, including long-term portion	$320.6	$310.0
Weighted-average interest rate on debt	3.59%	6.87%
Term Loans interest rate	3.81%	6.28%
Cash and cash equivalents	$56.5	$39.6
Unused Revolving Credit Facility	$74.8	$99.8
In December 2019, we completed the refinancing of a portion of our existing debt by entering into a new revolving credit facility (“New Revolving Credit Facility”) to replace the existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”) and entering into a new term loan (“New Term Loan”). The New Revolving Credit Facility is a $100.0 million senior secured revolving credit facility that will mature on December 20, 2024 replacing the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The New Term Loan is a $140.0 million senior secured term loan that will mature on December 20, 2024. We also have an existing $240.0 million senior secured term loan that was entered into in November 2018 that will mature on November 21, 2025 (“2018 Term Loan”). The original amounts available under the New Revolving Credit Facility, New Term Loan, and 2018 Term Loan (collectively, the “Credit Facilities”) in aggregate, totaled $480.0 million. We are required to make installment payments of 1.25% of the original outstanding principal balance of the New Term Loan amount on a quarterly basis, on the last day of the calendar quarter. In addition, if we meet the annual excess cash flow threshold, we are required to make an annual additional principal payment based on the consolidated adjusted leverage ratio. During the first quarter of 2020, we made the required 2019 annual excess cash flow payment of $7.4 million. Further, the undrawn portion of the commitment of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio. As of December 31, 2020, we were in compliance with all covenants required under the Credit Facilities. See Note 8 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
We drew down $50.0 million on the New Revolving Credit Facility during the first quarter of 2020 to hold as cash on hand, $25.0 million of which was repaid during the fourth quarter of 2020, and thus, we made no net aggregate voluntary prepayments during 2020.
In November 2018, we completed credit facilities to replace the then existing credit facilities. The November 2018 credit facilities consisted of the 2018 Term Loan and the 2018 Revolving Credit Facility (collectively, the “2018 Credit Facilities”). We were required to make installment payments of 0.25% of the outstanding principal balance of the 2018 Term Loan amount on a quarterly basis, however, in conjunction with the 2019 refinancing where we paid down $56.0 million on the 2018 Term Loan, it paid all the required quarterly installment payments on the 2018 Term Loan until maturity.
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
We expect to spend a total of $16.0 million to $18.0 million for capital expenditures in 2021 (excluding capital expenditures we will spend to restore the manufacturing capabilities related to our Guaymas performance center that was severely damaged by fire on June 29, 2020), financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies. However, some portion of the expected capital expenditures in 2021 could be delayed as a result of the COVID-19 pandemic.
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
Cash Flow Summary
2020 Compared to 2019
Net cash provided by operating activities during 2020 was $12.6 million, compared to $51.0 million during 2019. The lower cash provided by operating activities during 2020 was primarily due to higher contract assets, higher inventories, and lower accounts payable, partially offset by higher contract liabilities and lower accounts receivable.
Net cash used in investing activities during 2020 was $5.5 million compared to $94.9 million during 2019. The lower cash used in investing activities during 2020 was primarily due to lower payments for acquisitions.
Net cash provided by financing activities during 2020 was $9.7 million compared to $73.2 million during 2019. The lower cash provided by financing activities during 2020 was primarily due to lower net borrowings on the Credit Facilities.

2019 Compared to 2018
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K filed with the SEC on February 20, 2020, which is incorporated by reference herein.
Contractual Obligations
A summary of our contractual obligations at December 31, 2020 was as follows (dollars in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including current portion	$320,638	$7,000	$14,000	$299,638	$—
Future interest on long-term debt	56,672	12,232	24,064	18,826	1,550
Purchase orders (1)	204,499	184,736	19,444	319	—
Operating leases	21,478	4,163	7,212	5,498	4,605
Pension liability	21,274	1,882	3,996	4,215	11,181
Total (2)	$624,561	$210,013	$68,716	$328,496	$17,336
(1)    Purchase orders include non-cancelable commitments as of December 31, 2020 in which a written purchase order has been issued but the goods have not been received.
(2)    As of December 31, 2020, we have recorded $4.1 million in long-term liabilities related to uncertain tax positions. We are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability may increase or decrease over time, therefore, the liability relate to uncertain tax positions has not been included in the contractual obligations table.
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
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating and finance leases not recorded as a result of the practical expedients utilized, right of offset of industrial revenue bonds and associated failed sales-leasebacks on property and equipment, and indemnities, none of which we believe may have a material current or future effect on our financial condition, liquidity, capital resources, or results of operations.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for the net impact of these adjustments to our consolidated financial statements for 2020.
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

Goodwill
Goodwill is evaluated for impairment on an annual basis on the first day of the fourth fiscal quarter. If certain factors occur, including significant under performance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, a decision to divest individual businesses within a reporting unit, or a decision to group individual businesses differently, we may be required to perform an interim impairment test prior to the fourth quarter.
We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. The qualitative approach for potential impairment analysis to determine whether it is more likely than not that the fair value of a reporting unit was less than its carrying amount includes consideration of 1) margin of passing most recent annual goodwill impairment test or step one analysis, 2) earnings before interest, taxes, depreciation, and amortization, 3) long-term growth rate, 4) analyzing material adverse factors/changes between valuation dates, 5) general macroeconomic factors, and 6) industry and market conditions.
The quantitative approach for potential impairment analysis is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a combination of the income approach (discounted cash flow model) and the market approach. Management’s cash flow projections include significant judgments and assumptions, including the amount and timing of expected cash flows, long-term growth rates, and discount rates. The cash flows used in the discounted cash flow model are based on our best estimate of future revenues, gross margins, and adjusted after-tax earnings. The market approach also requires significant management judgment in selecting comparable business acquisitions and the transaction values observed and its related control premiums. In addition, we early adopted Accounting Standards Update 2017-04 (“ASU 2017-04”) on January 1, 2019 which simplified our goodwill impairment testing by eliminating step two of the goodwill impairment test.
We acquired Nobles in October 2019 and recorded goodwill of $34.9 million in our Structural Systems segment, which is also our reporting unit. Since a goodwill impairment analysis is required to be performed within one year of the acquisition date or sooner upon a triggering event, we performed a step one goodwill impairment analysis as of the first day of the fourth quarter of 2020 for our Structural Systems segment. The fair value of our Structural Systems segment exceeded its carrying value by 69% and thus, was not deemed impaired.
In the fourth quarter of 2020, the carrying amount of goodwill at the date of the most recent annual impairment evaluation for Electronic Systems and Structural Systems was $117.4 million and $53.4 million, respectively.
As of the date of our 2020 annual evaluation for goodwill impairment, for the Electronic Systems segment, we used a qualitative assessment including 1) margin of passing most recent step one analysis, 2) earnings before interest, taxes, depreciation, and amortization, 3) long-term growth rate, 4) analyzing material adverse factors/changes between valuation dates, 5) general macroeconomic factors, and 6) industry and market conditions. Based upon our qualitative assessment, we concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount and thus, goodwill was not deemed impaired.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At December 31, 2020, we had borrowings of $320.6 million under our Credit Facilities.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2020.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
The information under the caption “Election of Directors” in the 2021 Proxy Statement is incorporated herein by reference.
Executive Officers of the Registrant
The information under the caption “Executive Officers of the Registrant” in the 2021 Proxy Statement is incorporated herein by reference.
Audit Committee and Audit Committee Financial Expert
The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2021 Proxy Statement is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information under the caption “Delinquent Section 16(a) Reports” in the 2021 Proxy Statement is incorporated herein by reference.
Code of Business Conduct and Ethics
The information under the caption “Code of Business Conduct and Ethics” in the 2021 Proxy Statement is incorporated herein by reference.
Changes to Procedures to Recommend Nominees
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2021 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our compensation plans under which equity securities are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)(3)
Equity Compensation Plans approved by security holders(1)	835,004	$35.46	409,487
Employee stock purchase plan approved by security holders(2)	—	—	666,194
Equity compensation plans not approved by security holders	—	—	—
Total	835,004		1,075,681

(1)Consists of the 2020 Stock Incentive Plan (“2020 Plan”) and the 2013 Stock Incentive Plan, as Amended (“2013 Plan”), although the remaining shares available under the 2013 Plan as of May 6, 2020 were folded into the 2020 Plan plus any shares of common stock subject to outstanding awards under the 2013 Plan on or after May 6, 2020 that are forfeited, terminated, expire, or otherwise lapse without being exercised (to the extent applicable). The number of securities to be issued consists of 380,143 for stock options, 165,907 for restricted stock units and 288,954 for performance stock units at target. The weighted average exercise price applies only to the stock options.
(2)The 2018 Employee Stock Purchase Plan enables employees to purchase our common stock at a 15% discount to the lower of the market value at the beginning or end of each six month offering period. As such, the number of shares that may be issued during a given six month period and the purchase price of such shares cannot be determined in advance. See Note 10 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
(3)Awards are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares, and an award may consist of one such security or benefit, or two or more of them in tandem or in alternative.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Certain Relationships and Related Transactions” in the 2021 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the caption “Principal Accountant Fees and Services” contained in the 2021 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

	The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

		Page

	Report of Independent Registered Public Accounting Firm	41

	Consolidated Balance Sheets - December 31, 2020 and 2019	43

	Consolidated Statements of Income - Years Ended December 31, 2020, 2019, and 2018	44

	Consolidated Statements of Comprehensive Income - Years Ended December 31, 2020, 2019, and 2018	45

	Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2020, 2019, and 2018	46

	Consolidated Statements of Cash Flows - Years Ended December 31, 2020, 2019, and 2018	47

	Notes to Consolidated Financial Statements	48

	2. Financial Statement Schedule

	The following schedule for the years ended December 31, 2020, 2019 and 2018 is filed herewith:

	Schedule II - Consolidated Valuation and Qualifying Accounts	77

	All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

	3. Exhibits

See Item 15(b) for a list of exhibits.		—

ITEM 16. FORM 10-K SUMMARY	—

Signatures	—

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ducommun Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ducommun Incorporated and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessment - Structural Systems Reporting Unit
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $171 million as of December 31, 2020, and the goodwill associated with the Structural Systems reporting unit was $53 million. Goodwill is evaluated for impairment on an annual basis on the first day of the fourth fiscal quarter. If certain factors occur, management may be required to perform an interim impairment test. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a combination of the income approach (discounted cash flow model) and the market approach. Management’s cash flow projections include significant judgments and assumptions, including the amount and timing of expected cash flows, long-term growth rates, and discount rates. The cash flows used in the discounted cash flow model are based on management’s best estimate of future revenues, gross margins, and adjusted after-tax earnings. The market approach also requires significant management judgment in selecting comparable business acquisitions and the transaction values observed and its related control premiums.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Structural Systems reporting unit is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the estimated gross margin; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s Structural Systems reporting unit. These procedures also included, among others (i) testing management’s process for estimating the fair value of the reporting unit; (ii) evaluating the appropriateness of the valuation model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the significant assumption used by management related to the estimated gross margin. Evaluating management’s assumption related to the estimated gross margin involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s model.
/s/ PricewaterhouseCoopers LLP
Irvine, California
February 11, 2021
We have served as the Company’s auditor since 1989.

Ducommun Incorporated and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$56,466	$39,584
Accounts receivable (net of allowance for credit losses of $1,552 and $1,321 at December 31, 2020 and 2019, respectively)	58,025	67,133
Contract assets	154,028	106,670
Inventories	129,223	112,482
Production cost of contracts	6,971	9,402
Other current assets	5,571	5,497
Total Current Assets	410,284	340,768
Property and Equipment, Net	109,990	115,216
Operating Lease Right-of-Use Assets	16,348	19,105
Goodwill	170,830	170,917
Intangibles, Net	124,744	138,362
Deferred Income Taxes	33	55
Other Assets	5,118	6,006
Total Assets	$837,347	$790,429
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$63,980	$82,597
Contract liabilities	28,264	14,517
Accrued and other liabilities	40,526	37,620
Operating lease liabilities	3,132	2,956
Current portion of long-term debt	7,000	7,000
Total Current Liabilities	142,902	144,690
Long-Term Debt, Less Current Portion	311,922	300,887
Non-Current Operating Lease Liabilities	14,555	17,565
Deferred Income Taxes	16,992	16,766
Other Long-Term Liabilities	21,642	17,721
Total Liabilities	508,013	497,629
Commitments and Contingencies (Notes 12, 14)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,728,212 and 11,572,668 shares issued and outstanding at December 31, 2020 and 2019, respectively	117	116
Additional paid-in capital	97,090	88,399
Retained earnings	241,727	212,553
Accumulated other comprehensive loss	(9,600)	(8,268)
Total Shareholders’ Equity	329,334	292,800
Total Liabilities and Shareholders’ Equity	$837,347	$790,429
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Net Revenues	$628,941	$721,088	$629,307
Cost of Sales	491,203	568,891	506,711
Gross Profit	137,738	152,197	122,596
Selling, General and Administrative Expenses	89,808	95,964	84,007
Restructuring Charges	2,424	—	14,671
Operating Income	45,506	56,233	23,918
Interest Expense	(13,653)	(18,290)	(13,024)
Loss on Extinguishment of Debt	—	(180)	(926)
Other Income, Net	128	—	303
Income Before Taxes	31,981	37,763	10,271
Income Tax Expense	2,807	5,302	1,236
Net Income	$29,174	$32,461	$9,035
Earnings Per Share
Basic earnings per share	$2.50	$2.82	$0.79
Diluted earnings per share	$2.45	$2.75	$0.77
Weighted-Average Number of Shares Outstanding
Basic	11,676	11,518	11,390
Diluted	11,932	11,792	11,659
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Net Income	$29,174	$32,461	$9,035
Other Comprehensive (Loss) Income, Net of Tax:
Pension Adjustments:
Amortization of actuarial losses and prior service costs, net of tax of $236, $209, and $173 for 2020, 2019, and 2018, respectively	757	676	570
Actuarial losses arising during the period, net of tax benefit of $701, $502, and $302 for 2020, 2019, and 2018, respectively	(2,251)	(1,682)	(899)
Change in net unrealized gains on cash flow hedges, net of tax of $57, $29, and $121 for 2020, 2019, and 2018, respectively	162	95	407
Other Comprehensive (Loss) Income, Net of Tax	(1,332)	(911)	78
Comprehensive Income, Net of Tax	$27,842	$31,550	$9,113
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share data)

	Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2017	11,332,841	$113	$—	$80,223	$161,364	$(6,117)	$235,583
Net income	—	—	—	—	9,035	—	9,035
Other comprehensive loss, net of tax	—	—	—	—	—	78	78
Adoption of ASC 606 adjustment	—	—	—	—	8,665	—	8,665
Adoption of ASU 2018-02 adjustment	—	—	—	—	1,292	(1,318)	(26)
Stock options exercised	84,800	1	—	1,821	—	—	1,822
Stock repurchased related to the exercise of stock options and stock awards vested	(98,438)	(1)	—	(3,371)	—	—	(3,372)
Stock awards vested	98,660	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	5,040	—	—	5,040
Balance at December 31, 2018	11,417,863	$114	$—	$83,712	$180,356	$(7,357)	$256,825
Net income	—	—	—	—	32,461	—	32,461
Other comprehensive income, net of tax	—	—	—	—	—	(911)	(911)
Adoption of ASC 842 adjustment	—	—	—	—	(264)	—	(264)
Employee stock purchase plan	26,521	—	—	1,118			1,118
Stock options exercised	80,693	1	—	2,014	—	—	2,015
Stock repurchased related to the exercise of stock options and stock awards vested	(123,192)	(1)	—	(5,604)	—	—	(5,605)
Stock awards vested	170,783	2	—	(2)	—	—	—
Stock-based compensation	—	—	—	7,161	—	—	7,161
Balance at December 31, 2019	11,572,668	$116	$—	$88,399	$212,553	$(8,268)	$292,800
Net income	—	—	—	—	29,174	—	29,174
Other comprehensive loss, net of tax	—	—	—	—	—	(1,332)	(1,332)
Employee stock purchase plan	57,285	1	—	2,193			2,194
Stock options exercised	54,063	1	—	1,563	—	—	1,564
Stock repurchased related to the exercise of stock options and stock awards vested	(95,411)	(2)	—	(4,363)	—	—	(4,365)
Stock awards vested	139,607	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	9,299	—	—	9,299
Balance at December 31, 2020	11,728,212	$117	$—	$97,090	$241,727	$(9,600)	$329,334
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net Income	$29,174	$32,461	$9,035
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	28,850	28,305	25,296
Non-cash operating lease cost	3,157	2,669	—
Property and equipment impairment due to restructuring	—	—	6,207
Stock-based compensation expense	9,299	7,161	5,040
Deferred income taxes	327	(1,830)	2,042
Provision for credit losses	231	186	267
Noncash loss on extinguishment of debt	—	180	926
Insurance recoveries related to loss on operating assets	8,546	—	—
Other	826	942	11,659
Changes in Assets and Liabilities:
Accounts receivable	8,877	2,380	7,495
Contract assets	(47,358)	(20,005)	(86,665)
Inventories	(20,183)	(8,491)	23,243
Production cost of contracts	(1,488)	(1,079)	(1,569)
Other assets	(212)	1,358	1,881
Accounts payable	(19,714)	11,620	18,496
Contract liabilities	13,747	(2,628)	17,145
Operating lease liabilities	(2,953)	(2,713)	—
Accrued and other liabilities	1,485	515	5,739
Net Cash Provided by Operating Activities	12,611	51,031	46,237
Cash Flows from Investing Activities
Purchases of property and equipment	(12,510)	(18,290)	(17,617)
Proceeds from sale of assets	5	3	396
Insurance recoveries related to property and equipment	4,954	—	—
Life insurance proceeds	1,889	—	—
Payments for acquisition of Certified Thermoplastics Co., LLC, net of cash acquired	—	—	(30,712)
Payments for acquisition of Nobles Worldwide, Inc. net of cash acquired	—	(76,647)	—
Post closing cash received from the acquisition of Nobles Worldwide, Inc., net	190	—	—
Net Cash Used in Investing Activities	(5,472)	(94,934)	(47,933)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	65,900	298,400	296,400
Repayments of senior secured revolving credit facility	(40,900)	(298,400)	(354,500)
Borrowings from term loans	—	140,000	240,000
Repayments of term loans	(14,362)	(63,000)	(167,000)
Repayments of other debt	(288)	(169)	—
Debt issuance costs	—	(1,135)	(3,541)
Net cash paid upon issuance of common stock under stock plans	(607)	(2,472)	(1,550)
Net Cash Provided by Financing Activities	9,743	73,224	9,809
Net Increase in Cash and Cash Equivalents	16,882	29,321	8,113
Cash and Cash Equivalents at Beginning of Year	39,584	10,263	2,150
Cash and Cash Equivalents at End of Year	$56,466	$39,584	$10,263
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
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun,” the “Company,” “we,” “us” or “our”), after eliminating intercompany balances and transactions.
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
We adopted ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), on January 1, 2018. As a result, we changed our accounting policy for revenue recognition and the majority of our revenues are now recognized over time. The majority of our inventory is now charged to cost of sales as raw materials are placed into production and the related revenue is recognized. Revenues recognized before billing are classified as contract assets. Payments received from customers prior to our billing are classified as contract liabilities. The determination of our provision for estimated losses on contracts was also changed as the definition of a contract for us became the customer purchase order instead of the long-term arrangements and are classified as contract liabilities.
We applied ASC 606 using the modified retrospective method (also known as the cumulative effect method) and as such, recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to current year’s presentation.

Supplemental Cash Flow Information

	(Dollars in thousands) Years Ended December 31,
	2020	2019	2018
Interest paid	$11,859	$16,474	$11,573
Taxes paid	$3,810	$5,699	$316
Non-cash activities:
Purchases of property and equipment not paid	$2,477	$1,380	$824
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
We have money market funds and they are included as cash and cash equivalents. We also had interest rate cap hedge agreements and the fair value of the interest rate cap hedge agreements were determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement. The interest rate cap hedges matured during the second quarter of 2020 and as such, the premium was zero as of December 31, 2020.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in either 2020 or 2019.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. As of December 31, 2020, we had no derivative instruments as our cash flow hedges matured in the second quarter of 2020.
Allowance for Credit Losses
We maintain an allowance for credit losses for expected losses from the inability of customers to make required payments. The allowance for credit losses is evaluated periodically for expected credit losses based on the financial condition of customers and their payment history, the aging of accounts receivable, historical write-off experience and other assumptions, such as current assessment of economic conditions.
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
Goodwill
Goodwill is evaluated for impairment on an annual basis on the first day of the fourth fiscal quarter. If certain factors occur, including significant under performance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, a decision to divest individual businesses within a reporting unit, or a decision to group individual businesses differently, we may be required to perform an interim impairment test prior to the fourth quarter.
We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. The qualitative approach for potential impairment analysis to determine whether it is more likely than not that the fair value of a reporting unit was less than its carrying amount includes consideration of 1) margin of passing most recent annual goodwill impairment test or step one analysis, 2) earnings before interest, taxes, depreciation, and amortization, 3) long-term growth rate, 4) analyzing material adverse factors/changes between valuation dates, 5) general macroeconomic factors, and 6) industry and market conditions.
The quantitative approach for potential impairment analysis is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a combination of the income approach (discounted cash flow model) and the market approach. Management’s cash flow projections include significant judgments and assumptions, including the amount and timing of expected cash flows, long-term growth rates, and discount rates. The cash flows used in the discounted cash flow model are based on our best estimate of future revenues, gross margins, and adjusted after-tax earnings. Changes in any of these assumptions may have a significant impact on the estimated fair value of a reporting unit. The market approach also requires significant management judgment in selecting comparable business acquisitions and the transaction values observed and its related control premiums. In addition, we adopted Accounting Standards Update 2017-04 (“ASU 2017-04”) on January 1, 2019 which simplified our goodwill impairment testing by eliminating step two of the goodwill impairment test.
In the fourth quarter of 2020, the carrying amount of goodwill at the date of the most recent annual impairment evaluation for Electronic Systems and Structural Systems was $117.4 million and $53.4 million, respectively.
We acquired Nobles in October 2019 and recorded goodwill of $34.9 million in our Structural Systems segment, which is also our reporting unit. Since a goodwill impairment analysis is required to be performed within one year of the acquisition date or sooner upon a triggering event, we performed a step one goodwill impairment analysis as of the first day of the fourth quarter of 2020 for our Structural Systems segment. The fair value of our Structural Systems segment exceeded its carrying value by 69% and thus, was not deemed impaired.
As of the date of our 2020 annual evaluation for goodwill impairment for the Electronic Systems segment, which is also our reporting unit, we performed a qualitative assessment including 1) margin of passing most recent step one analysis, 2) earnings before interest, taxes, depreciation, and amortization, 3) long-term growth rate, 4) analyzing material adverse factors/changes between valuation dates, 5) general macroeconomic factors, and 6) industry and market conditions. Based upon our qualitative assessment, we concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount and thus, goodwill was not deemed impaired.
Other Intangible Assets
We amortize acquired other intangible assets with finite lives over the estimated economic lives of the assets, ranging from 10 to 18 years generally using the straight-line method. The value of other intangibles acquired through business combinations has been estimated using present value techniques which involve estimates of future cash flows. We evaluate other intangible assets for recoverability considering undiscounted cash flows when significant changes in conditions occur, and recognize impairment losses, if any, based upon the estimated fair value of the assets.
Restructuring Charges
In May 2020, management approved and commenced a restructuring plan in the Structural Systems segment mainly to reduce headcount in response to the impact from the COVID-19 pandemic on commercial aerospace demand outlook. We recorded an aggregate total of $2.4 million for severance and benefit costs which were charged to restructuring charges during the year ended December 31, 2020.

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
Net cumulative catch-up adjustments on profit recorded were not material for the year ended December 31, 2020.
Payments under long-term contracts may be received before or after revenue is recognized. When revenue is recognized before we bill our customer, a contract asset is created for the work performed but not yet billed. Similarly, when we receive payment before we ship our products to our customer, a contract liability is created for the advance or progress payment.

We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the consolidated balance sheets. As of December 31, 2020 and 2019, provision for estimated losses on contracts were $2.3 million and $4.2 million, respectively.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of December 31, 2020 and 2019, production costs of contracts were $7.0 million and $9.4 million, respectively.
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	December 31, 2020	December 31, 2019
Contract assets	$154,028	$106,670
Contract liabilities	$28,264	$14,517
The increase in our contract assets as of December 31, 2020 compared to December 31, 2019 was primarily due to a net increase of products in work in process and finished goods in the current year compared to the prior year.
The increase in our contract liabilities as of December 31, 2020 compared to December 31, 2019 was primarily due to a net increase of advance or progress payments received from our customers in the current year compared to the prior year. We recognized $6.3 million of the contract liabilities as of December 31, 2019 as revenues during the year ended December 31, 2020.
Remaining performance obligations is defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of December 31, 2020 totaled $779.7 million. We anticipate recognizing an estimated 65% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in 2022 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

		(Dollars in thousands) Years Ended December 31,		% of Net Revenues
	Change	2020	2019	2020	2019
Consolidated Ducommun
Military and space	$99,059	$422,859	$323,800	67.2%	44.9%
Commercial aerospace	(180,361)	168,142	348,503	26.8%	48.3%
Industrial	(10,845)	37,940	48,785	6.0%	6.8%
Total	$(92,147)	$628,941	$721,088	100.0%	100.0%

Electronic Systems
Military and space	$64,431	$308,676	$244,245	78.6%	67.8%
Commercial aerospace	(21,326)	46,017	67,343	11.7%	18.7%
Industrial	(10,845)	37,940	48,785	9.7%	13.5%
Total	$32,260	$392,633	$360,373	100.0%	100.0%

Structural Systems
Military and space	$34,628	$114,183	$79,555	48.3%	22.1%
Commercial aerospace	(159,035)	122,125	281,160	51.7%	77.9%
Total	$(124,407)	$236,308	$360,715	100.0%	100.0%
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

Charitable Contributions
We contributed $1.4 million to the Ducommun Foundation during 2020.
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data) Years Ended December 31,
	2020	2019	2018
Net income	$29,174	$32,461	$9,035
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,676	11,518	11,390
Dilutive potential common shares	256	274	269
Diluted weighted-average common shares outstanding	11,932	11,792	11,659
Earnings per share
Basic	$2.50	$2.82	$0.79
Diluted	$2.45	$2.75	$0.77
Potentially dilutive stock awards to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Years Ended December 31,
	2020	2019	2018
Stock options and stock units	254	127	208
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
Recently Issued Accounting Standards
In October 2020, the FASB issued ASU 2020-10, “Codification Improvements” (“ASU 2020-10”), which affect a wide variety of Topics in the Accounting Standards Codification (“Codification”). ASU 2020-10, among other things, contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Many of the amendments arose as the FASB provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section (Section 45) of the Codification. Those amendments are not expected to change current practice. The new guidance is effective for fiscal years beginning after December 15, 2020, which will be our interim period beginning January 1, 2021. Early adoption is permitted. We are currently evaluating the impact of this standard but do not expect it to impact us significantly.
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
The original purchase price for Nobles was $77.0 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $77.3 million in cash upon the closing of the transaction. Subsequent to the closing of the transaction, during the three months ended March 28, 2020, we received $0.2 million back from the seller which lowered the purchase price to $76.8 million, net of cash acquired. We allocated the final gross purchase price of $77.1 million to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill.
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

Note 3. Inventories
Inventories consisted of the following:

	(In thousands) December 31,
	2020	2019
Raw materials and supplies	$107,983	$98,151
Work in process	15,895	10,887
Finished goods	5,345	3,444
Total	$129,223	$112,482

Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	(In thousands) December 31,		Range of Estimated
	2020	2019	Useful Lives
Land	$15,733	$15,765
Buildings and improvements	60,664	61,626	5 - 40 Years
Machinery and equipment	174,251	167,688	2 - 20 Years
Furniture and equipment	18,490	18,714	2 - 10 Years
Construction in progress	10,594	14,343
	279,732	278,136
Less accumulated depreciation	169,742	162,920
Total	$109,990	$115,216
Depreciation expense was $13.8 million, $13.5 million, and $13.5 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 5. Leases
We elected to utilize the following practical expedients that are permitted under ASC 842:
•As an accounting policy election by class of underlying asset, elected not to separate nonlease components from lease components and instead to account for each separate lease component and the nonlease components associated with that lease component as a single lease component; and
•As an accounting policy election not to apply the recognition requirements in ASC 842 to short term leases (a lease at commencement date has a lease term of 12 months or less and does not contain a purchase option that the lessee is reasonably certain to exercise).
We have operating and finance leases for manufacturing facilities, corporate offices, and various equipment. Our leases have remaining lease terms of 1 to 9 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense consisted of the following:

	(In thousands)
	Years Ended
	December 31, 2020	December 31, 2019
Operating leases expense	$4,028	3,963

Finance leases expense:
Amortization of right-of-use assets	$281	216
Interest on lease liabilities	56	42
Total finance lease expense	$337	$258
Short term and variable lease expenses for the year ended December 31, 2020 were not material.
Supplemental cash flow information related to leases was as follows:

	(In thousands)
	Years Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,191	$4,030
Operating cash flows from finance leases	$56	$39
Financing cash flows from finance leases	$288	$169

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$165	$2,574
Finance leases	$1,241	$483
The weighted average remaining lease terms were as follows:

	(In years)
	December 31, 2020	December 31, 2019
Operating leases	6	7
Finance leases	7	4
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
The weighted average discount rates were as follows:

	Years Ended
	December 31, 2020	December 31, 2019
Operating leases	6.5%	6.5%
Finance leases	4.3%	6.5%

Maturity of operating and finance lease liabilities are as follows:

	(In thousands)
	Operating Leases	Finance Leases
2021	$4,163	$394
2022	3,772	257
2023	3,440	209
2024	3,032	182
2025	2,466	173
Thereafter	4,605	582
Total lease payments	21,478	1,797
Less imputed interest	3,791	232
Total	$17,687	$1,565
Operating lease payments include $11.5 million related to options to extend lease terms that are reasonably certain of being exercised. As of December 31, 2020, there are no legally binding minimum lease payments for leases signed but not yet commenced.
Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are not significant. As of December 31, 2020, it excludes $0.2 million of legally binding minimum lease payments for leases signed but not yet commenced. These finance leases will commence during 2021 with lease terms of 5 years.
Note 6. Goodwill and Other Intangible Assets
Goodwill
The carrying amounts of goodwill, by operating segment, for the years ended December 31, 2020 and 2019 were as follows:

	(In thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$53,482	$252,639
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2019	117,435	53,482	170,917
Purchase price allocation refinements	—	(87)	(87)
Balance at December 31, 2020	$117,435	$53,395	$170,830
We perform our annual goodwill impairment test as of the first day of the fourth quarter. If certain factors occur, including significant under performance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, a decision to divest individual businesses within a reporting unit, or a decision to group individual businesses differently, we may be required to perform an interim impairment test prior to the fourth quarter.
We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. The qualitative approach for potential impairment analysis to determine whether it is more likely than not that the fair value of a reporting unit was less than its carrying amount.
The quantitative approach for potential impairment analysis is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a combination of a discounted cash flow model and market approach. Management’s cash flow projections include significant judgments and assumptions, including the amount and timing of expected cash flows, long-term growth rates, and discount rates. The cash flows used in the discounted cash flow model are based on our best estimate of future revenues, gross margins, and adjusted after-tax earnings. If any of these assumptions are incorrect, it will impact the estimated fair value of a reporting unit. The market approach also requires significant management judgment in selecting comparable business acquisitions and the transaction values observed and its related control premiums. In addition, we early adopted ASU 2017-04 on January 1, 2019 which simplified our goodwill impairment testing by eliminating step two of the goodwill impairment test.
Our business has been negatively impacted during the twelve months ended December 31, 2020 as a result of the COVID-19 pandemic. Therefore, we assessed our goodwill for potential impairment indicators. The most recent step one goodwill impairment test for our Electronic Systems reporting unit was the annual goodwill impairment test as of the first day of the fourth quarter of 2019 where the fair value of our Electronic Systems reporting unit exceeded its carrying value by 44%. For our annual goodwill impairment test of our Electronic Systems reporting unit as of the first day of the fourth quarter of 2020, we used a qualitative assessment and determined it was not more likely than not that the fair value of a reporting unit was less than its carrying amount. The most recent step one goodwill impairment test for our Structural Systems reporting unit was the first day of the fourth quarter of 2020, where the fair value of our Structural Systems reporting unit exceeded its carrying value by 69%. Thus, the respective goodwill amounts were not deemed impaired.
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
Other intangible assets are related to acquisitions, including Nobles, and recorded at fair value at the time of the acquisition. Other intangible assets with finite lives are generally amortized on the straight-line method over periods ranging from 10 to 18 years. Intangible assets are as follows:

		(In thousands)
		December 31, 2020			December 31, 2019
	Wtd. Avg Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived assets
Customer relationships	17	$221,500	$101,535	$119,965	$221,900	$88,838	$133,062
Trade names and trademarks	14	5,500	857	4,643	5,500	450	5,050
Contract renewal	14	1,845	1,845	—	1,845	1,757	88
Technology	15	400	264	136	400	238	162
Total		$229,245	$104,501	$124,744	$229,645	$91,283	$138,362
The carrying amount of other intangible assets by operating segment as of December 31, 2020 and 2019 was as follows:

	(In thousands)
	December 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
Other intangible assets
Electronic Systems	$164,545	$80,903	$83,642	$164,945	$71,527	$93,418
Structural Systems	64,700	23,598	41,102	64,700	19,756	44,944
Total	$229,245	$104,501	$124,744	$229,645	$91,283	$138,362
Amortization expense of other intangible assets was $13.2 million, $11.4 million and $10.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Future amortization expense by operating segment is expected to be as follows:

	(In thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
2021	$9,288	$3,733	$13,021
2022	9,288	3,661	12,949
2023	9,288	3,604	12,892
2024	9,288	3,368	12,656
2025	9,288	3,368	12,656
Thereafter	37,202	23,368	60,570
	$83,642	$41,102	$124,744

Note 7. Accrued Liabilities
The components of accrued liabilities consisted of the following:

	(In thousands) December 31,
	2020	2019
Accrued compensation	$28,432	$31,342
Accrued income tax and sales tax	80	163
Other	12,014	6,115
Total	$40,526	$37,620

Note 8. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands) December 31,
	2020	2019
Term loans	$295,638	$310,000
Revolving credit facility	25,000	—
Total debt	320,638	310,000
Less current portion	7,000	7,000
Total long-term debt, less current portion	313,638	303,000
Less debt issuance costs - term loans	1,716	2,113
Total long-term debt, net of debt issuance costs - term loans	$311,922	$300,887
Debt issuance costs - revolving credit facility (1)	$1,515	$1,894
Weighted-average interest rate	3.59%	6.87%
(1) Included as part of other assets.
Future long-term debt payments at December 31, 2020 were as follows:

(In thousands)
2021	$7,000
2022	7,000
2023	7,000
2024	137,000
2025	162,638
Thereafter	—
Total	$320,638
In December 2019, we completed the refinancing of a portion of our existing debt by entering into a new revolving credit facility (“New Revolving Credit Facility”) to replace the existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”) and entered into a new term loan (“New Term Loan”). The New Revolving Credit Facility is a $100.0 million senior secured revolving credit facility that matures on December 20, 2024 replacing the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The New Term Loan is a $140.0 million senior secured term loan that matures on December 20, 2024. We also have an existing $240.0 million senior secured term loan that was entered into in November 2018 that matures on November 21, 2025 (“2018 Term Loan”). The original amounts available under the New Revolving Credit Facility, New Term Loan, and 2018 Term Loan (collectively, the “Credit Facilities”) in aggregate, totaled $480.0 million.
The New Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 1.50% to 2.50% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the New Term Loan requires installment payments of 1.25% of the original outstanding principal balance of the New Term Loan amount on a quarterly basis, on the last day of the calendar quarter. During 2020, we made the required quarterly payments, in aggregate totaling $7.0 million.
The New Revolving Credit Facility bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.50% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. The undrawn portion of the commitment of the New Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio. However, the New Revolving Credit Facility does not require any principal installment payments.
The 2018 Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR plus an applicable margin ranging from 3.75% to 4.00% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 3.75% to 4.00% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the 2018 Term Loan required installment payments of 0.25% of the outstanding principal balance of the 2018 Term Loan amount on a quarterly basis.
Further, under the Credit Facilities, if we exceed the annual excess cash flow threshold, we are required to make an annual additional principal payment based on the consolidated adjusted leverage ratio. The annual mandatory excess cash flow payment is based on (i) 50% of the excess cash flow amount if the adjusted leverage ratio is greater than 3.25 to 1.0, (ii) 25% of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 3.25 to 1.0 but greater than 2.50 to 1.0, and (iii) zero percent of the excess cash flow amount if the consolidated adjusted leverage ratio is less than or equal to 2.50 to 1.0. During the first quarter of 2020, we made the required 2019 annual excess cash flow payment of $7.4 million. As of December 31, 2020, we were in compliance with all covenants required under the Credit Facilities.
We drew down $50.0 million on the New Revolving Credit Facility during the first quarter of 2020 to hold as cash on hand, $25.0 million of which was repaid during the fourth quarter of 2020, and thus, we made no net aggregate voluntary prepayments during 2020.
In conjunction with entering into the New Revolving Credit Facility and the New Term Loan, we drew down the entire $140.0 million on the New Term Loan and used those proceeds to pay off and close the 2018 Revolving Credit Facility of $58.5 million, paid down a portion of the 2018 Term Loan of $56.0 million, paid the accrued interest associated with the amounts being paid down on the 2018 Revolving Credit Facility and 2018 Term Loan, paid the fees related to this transaction, and the remainder used for general corporate expenses. The $56.0 million pay down on the 2018 Term Loan paid all the required quarterly installment payments on the 2018 Term Loan until maturity.
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
As of December 31, 2020, we had $74.8 million of unused borrowing capacity under the New Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
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
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with a portion of these interest rate cap hedges maturing on a quarterly basis, and a final quarterly maturity date of June 2020, in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges. The interest rate cap hedges matured during our second quarter of 2020 and as such, all remaining amounts related to the interest rate cap hedges were fully amortized and unrealized gains and losses recorded in accumulated other comprehensive income were also realized at that time. See Note 1 for further information.

Note 9. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At December 31, 2020 and 2019, no preferred shares were issued or outstanding.

Note 10. Stock-Based Compensation
Stock Incentive Compensation Plans
We currently have two active stock incentive plans: i) the 2020 Stock Incentive Plan (the “2020 Plan”), which expires on May 6, 2030, and ii) the 2018 Employee Stock Purchase Plan (“ESPP”). The 2013 Stock Incentive Plan, as Amended (the “2013 Plan”) was closed to further issuances of stock awards on May 6, 2020 and any remaining shares available were folded into the 2020 Plan as part of the approval of the 2020 Plan by shareholders at the 2020 Annual Meeting of Shareholders on May 6, 2020. The 2020 Plan permit awards of stock options, restricted stock units, performance stock units and other stock-based awards to our officers, key employees and non-employee directors on terms determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The aggregate number of shares available for issuance under the 2020 Plan is 651,162 plus any outstanding awards issued under the 2013 Plan that are subsequently forfeited, terminated, expire or otherwise lapse without being exercised. As of December 31, 2020, shares available for future grant under the 2020 Plan are 409,487. Prior to the adoption of the 2020 Plan, we granted stock-based awards to purchase shares of our common stock under certain predecessor plans. No further awards can be granted under these predecessor plans.
Employee Stock Purchase Plan
The ESPP was adopted by the Board of Directors and approved by the shareholders in 2018, including 750,000 shares that can be awarded. The first offering period closed on July 31, 2019. Under the ESPP, our employees who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period and the discount will be treated as compensation to those employees. Employees purchase common stock using payroll deductions, which may not exceed 10% of their eligible compensation and other limitations. The Compensation Committee administers the ESPP. As of December 31, 2020, there are 666,194 shares available for future award grants.
Stock Options

In the years ended December 31, 2020, 2019, and 2018, we granted stock options to our officers and key employees of 8,000, 189,170, and 176,940, respectively, with weighted-average grant date fair values of $16.48, $15.95, and $12.87, respectively. Stock options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire not more than ten years from the date of grant. The stock options typically vest over a period of three or four years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. If an employee terminates employment, the non-vested portion of the stock options will not vest and all rights to the non-vested portion will terminate completely.

Stock option activity for the year ended December 31, 2020 were as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	446,818	$34.68
Granted	8,000	$44.45
Exercised	(54,063)	$28.91
Expired	—	$—
Forfeited	(20,612)	$39.21
Outstanding at December 31, 2020	380,143	$35.46	6.8	$7,170
Exerciseable at December 31, 2020	188,466	$32.37	5.9	$4,137

Changes in nonvested stock options for the year ended December 31, 2020 were as follows:

	Number of Stock Options	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2020	349,871	$14.33
Granted	8,000	$16.48
Vested	(145,582)	$13.81
Forfeited	(20,612)	$15.04
Nonvested at December 31, 2020	191,677	$14.73
The aggregate intrinsic value of stock options represents the amount by which the market price of our common stock exceeds the exercise price of the stock option. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2020, 2019 and 2018 was $0.9 million, $1.8 million, and $1.3 million, respectively. Cash received from stock options exercised for the years ended December 31, 2020, 2019 and 2018 was $1.9 million, $2.6 million, and $1.8 million, respectively, with related tax benefits of $0.5 million, $0.6 million, and $0.3 million, respectively. The total amount of stock options vested and expected to vest in the future is 380,143 shares with a weighted-average exercise price of $35.46 and an aggregate intrinsic value of $7.2 million. These stock options have a weighted-average remaining contractual term of 6.8 years.
The share-based compensation cost expensed for stock options for the years ended December 31, 2020, 2019, and 2018 (before tax benefits) was $1.8 million, $1.6 million, and $0.9 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2020, total unrecognized compensation cost (before tax benefits) related to stock options of $1.8 million is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of stock options vested during the years ended December 31, 2020, 2019, and 2018 was $2.0 million, $1.3 million, and $0.8 million, respectively.
We apply fair value accounting for stock-based compensation based on the grant date fair value estimated using a Black-Scholes-Merton (“Black-Scholes”) valuation model. The assumptions used to compute the fair value of stock option grants under the Stock Incentive Plans for years ended December 31, 2020, 2019, and 2018 were as follows:

	Years Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.59%	1.92%	2.65%
Expected volatility	37.75%	40.44%	53.66%
Expected dividends	—	—	—
Expected term (in months)	66	60	36
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
Restricted Stock Units
We granted restricted stock units (“RSUs”) to certain officers, key employees and non-employee directors of 118,835, 62,520, and 81,230 RSUs during the years ended December 31, 2020, 2019, and 2018, respectively, with weighted-average grant date fair values (equal to the fair market value of our stock on the date of grant) of $27.62, $41.04, and $32.36 per share, respectively. RSUs represent a right to receive a share of stock at future vesting dates with no cash payment required from the holder. The RSUs typically have a three year vesting term of 33%, 33% and 34% on the first, second and third anniversaries of the date of grant, respectively. If an employee terminates employment, their non-vested portion of the RSUs will not vest and all rights to the non-vested portion will terminate.

Restricted stock unit activity for the year ended December 31, 2020 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2020	127,423	$36.22
Granted	118,835	$27.62
Vested	(75,226)	$35.07
Forfeited	(5,125)	$32.45
Outstanding at December 31, 2020	165,907	$30.70
The share-based compensation cost expensed for RSUs for the years ended December 31, 2020, 2019, and 2018 (before tax benefits) was $2.6 million, $2.4 million, and $2.1 million respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2020, total unrecognized compensation cost (before tax benefits) related to RSUs of $3.4 million is expected to be recognized over a weighted average period of 1.8 years. The total fair value of RSUs vested for the years ended December 31, 2020, 2019, and 2018 was $2.3 million, $2.4 million, and $2.7 million, respectively. The tax benefit realized from vested RSUs for the years ended December 31, 2020, 2019, and 2018 was $0.5 million, $0.6 million, and $0.6 million, respectively.
Performance Stock Units
We granted performance stock awards (“PSUs”) to certain key employees of 159,136, 58,178, and 64,700 PSUs during the years ended December 31, 2020, 2019, and 2018, respectively, with weighted-average grant date fair values of $29.65, $43.80, and $35.16 per share, respectively. PSU awards are subject to the attainment of performance goals established by the Compensation Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals are based on a pre-established objective formula that specifies the manner of determining the number of PSUs that will be granted if performance goals are attained. If an employee terminates employment, their non-vested portion of the PSUs will not vest and all rights to the non-vested portion will terminate.

Performance stock activity for the year ended December 31, 2020 was as follows:

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2020	197,574	$33.98
Granted	159,136	$29.65
Vested	(64,381)	$31.82
Forfeited	(3,375)	$44.45
Outstanding at December 31, 2020	288,954	$31.95
The share-based compensation cost expensed for PSUs for the years ended December 31, 2020, 2019, and 2018 (before tax benefits) was $4.9 million, $3.2 million and $1.9 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2020, total unrecognized compensation cost (before tax benefits) related to PSUs of $4.2 million is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of PSUs vested during the years ended December 31, 2020, 2019, and 2018, was $3.7 million, $3.8 million, and $0.3 million, respectively. The tax benefit realized from PSUs for the years ended December 31, 2020, 2019, and 2018 were $0.9 million, $0.9 million, and $0.1 million, respectively.

Note 11. Employee Benefit Plans
Supplemental Retirement Plans
We have three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers certain current and retired employees and further employee contributions to this plan were suspended on August 5, 2011. The liability for the third plan and interest thereon is included in accrued employee compensation and long-term liabilities and was zero and $0.1 million, respectively, at December 31, 2020 and zero and $0.1 million, respectively, at December 31, 2019. The accumulated benefit obligations of the first two plans at December 31, 2020 and December 31, 2019 were $0.3 million and $0.4 million, respectively, and are included in accrued liabilities.
Defined Contribution 401(K) Plans
We sponsor a 401(k) defined contribution plan for all our employees. The plan allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan, we generally provide a match equal to 50% of the employee’s contributions up to the first 6% of compensation, except for union employees who are not eligible to receive the match. Our provision for matching and profit sharing contributions for the three years ended December 31, 2020, 2019, and 2018 was $2.6 million, $2.7 million, and $2.6 million, respectively.
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
The components of net periodic pension cost for the Pension Plan and LaBarge Retirement Plan in aggregate are as follows:

	(In thousands) Years Ended December 31,
	2020	2019	2018
Service cost	$622	$503	$601
Interest cost	1,209	1,388	1,268
Expected return on plan assets	(1,761)	(1,644)	(1,784)
Amortization of actuarial losses	993	885	743
Net periodic pension cost	$1,063	$1,132	$828
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for 2020 were as follows:

(In thousands) Year Ended December 31,
2020
Amortization of actuarial loss - total before tax (1)	$993
Tax benefit	(236)
Net of tax	$757

(1)The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.

The estimated net actuarial loss for both plans that will be amortized from accumulated other comprehensive loss into net periodic cost during 2021 is $1.0 million.

The obligations, fair value of plan assets, and funded status of both plans are as follows:

	(In thousands) December 31,
	2020	2019
Change in benefit obligation(1)
Beginning benefit obligation (January 1)	$39,085	$33,951
Service cost	622	503
Interest cost	1,209	1,388
Actuarial (gain) loss	3,491	4,769
Benefits paid	(1,603)	(1,526)
Ending benefit obligation (December 31)	$42,804	$39,085
Change in plan assets
Beginning fair value of plan assets (January 1)	$28,443	$23,749
Return on assets	2,300	4,347
Employer contribution	1,492	1,873
Benefits paid	(1,603)	(1,526)
Ending fair value of plan assets (December 31)	$30,632	$28,443
Funded status (underfunded)	$(12,172)	$(10,642)
Amounts recognized in the consolidated balance sheet
Current liabilities	$605	$588
Non-current liabilities	$11,567	$10,054
Unrecognized loss included in accumulated other comprehensive loss
Beginning unrecognized loss, before tax (January 1)	$10,660	$9,485
Amortization	(993)	(885)
Liability (gain) loss	3,491	4,769
Asset loss (gain)	(538)	(2,709)
Ending unrecognized loss, before tax (December 31)	12,620	10,660
Tax impact	(3,003)	(2,544)
Unrecognized loss included in accumulated other comprehensive loss, net of tax	$9,617	$8,116

(1)Projected benefit obligation equals the accumulated benefit obligation for the plans.
On December 31, 2020, our annual measurement date, the accumulated benefit obligation exceeded the fair value of the plans assets by $12.2 million. Such excess is referred to as an unfunded accumulated benefit obligation. We recorded unrecognized loss included in accumulated other comprehensive loss, net of tax at December 31, 2020 and 2019 of $9.6 million and $8.1 million, respectively, which decreased shareholders’ equity. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be decreased or be eliminated if either interest rates increase or market performance and plan returns improve which will cause the Pension Plan to return to fully funded status.
Our Pension Plan asset allocations at December 31, 2020 and 2019, by asset category, were as follows:

	December 31,
	2020	2019
Equity securities	67%	69%
Cash and equivalents	—%	1%
Debt securities	33%	30%
Total(1)	100%	100%

(1)Our overall investment strategy is to achieve an asset allocation within the following ranges to achieve an appropriate rate of return relative to risk.

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

	(In thousands) Year Ended December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$136	$—	$—	$136
Fixed income securities	2,983	—	—	2,983
Equities(1)	3,331	—	—	3,331
Other investments	1,097	—	—	1,097
Total plan assets at fair value	$7,547	$—	$—	7,547
Pooled funds				23,085
Total fair value of plan assets				$30,632

	(In thousands) Year Ended December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$232	$—	$—	$232
Fixed income securities	3,247	—	—	3,247
Equities(1)	2,645	—	—	2,645
Other investments	1,552	—	—	1,552
Total plan assets at fair value	$7,676	$—	$—	7,676
Pooled funds				20,767
Total fair value of plan assets				$28,443

(1)Represents mutual funds and commingled accounts which invest primarily in equities, but may also hold fixed income securities, cash and other investments. Commingled funds with publicly quoted prices and actively traded are classified as Level 1 investments.
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

The weighted-average assumptions used to determine the net periodic benefit costs under the two plans were as follows:

	Years Ended December 31,
	2020	2019	2018
Discount rate used to determine pension expense
Pension Plan	3.22%	4.23%	3.64%
LaBarge Retirement Plan	2.85%	4.00%	3.40%

The weighted-average assumptions used to determine the benefit obligations under the two plans were as follows:

	December 31,
	2020	2019	2018
Discount rate used to determine value of obligations
Pension Plan	2.50%	3.22%	4.23%
LaBarge Retirement Plan	1.85%	2.85%	4.00%
Long-term rate of return - Pension Plan only	6.25%	7.00%	7.00%
The following benefit payments under both plans, which reflect expected future service, as appropriate, are expected to be paid:

	(In thousands)
	Pension Plan	LaBarge Retirement Plan
2021	$1,277	$605
2022	$1,409	$578
2023	$1,460	$549
2024	$1,577	$515
2025	$1,647	$476
2026 - 2030	$9,235	$1,946
Our funding policy is to contribute cash to our plans so that the minimum contribution requirements established by government funding and taxing authorities are met. We expect to make contributions of $0.9 million to the plans in 2021.

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

Note 13. Income Taxes
Our pre-tax income attributable to foreign operations was not material. The provision for income tax (benefit) expense consisted of the following:

	(In thousands) Years Ended December 31,
	2020	2019	2018
Current tax expense
Federal	$2,525	$5,802	$474
State	(459)	1,067	1,260
	2,066	6,869	1,734
Deferred tax (benefit) expense
Federal	1,294	(650)	(789)
State	(553)	(917)	291
	741	(1,567)	(498)
Income tax expense (benefit)	$2,807	$5,302	$1,236
We recognized net income tax benefits from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes of $0.4 million, $0.8 million, and $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Deferred tax (liabilities) assets were comprised of the following:

	(In thousands) December 31,
	2020	2019
Deferred tax assets:
Accrued expenses	$558	$776
Allowance for doubtful accounts	371	314
Contract overrun reserves	546	1,004
Deferred compensation	113	94
Employment-related accruals	5,912	5,049
Environmental reserves	493	494
Federal tax credit carryforwards	133	84
Inventory reserves	2,684	2,334
Operating lease liabilities	4,186	4,830
Pension obligation	2,915	2,552
Federal and state net operating loss carryforwards	5,125	6,251
State tax credit carryforwards	9,271	8,900
Stock-based compensation	2,179	1,672
Other	1,544	1,226
Total gross deferred tax assets	36,030	35,580
Valuation allowance	(9,330)	(9,375)
Total gross deferred tax assets, net of valuation allowance	26,700	26,205
Deferred tax liabilities:
Deferred revenue	—	(256)
Depreciation	(11,255)	(8,852)
Goodwill	(5,493)	(4,109)
Intangibles	(22,298)	(24,749)
Operating lease right-of-use assets	(3,879)	(4,509)
Prepaid insurance	(385)	(346)
Other	(349)	(95)
Total gross deferred tax liabilities	(43,659)	(42,916)
Net deferred tax liabilities	$(16,959)	$(16,711)
We have federal and state tax net operating losses of $18.9 million and $20.7 million, respectively, as of December 31, 2020. The federal net operating losses acquired from the acquisition of Nobles are subject to an annual limitation under Internal Revenue Code Section 382; however, we expect to fully realize them under ASC Subtopic 740-10 before they begin to expire in 2033. The state net operating loss carryforwards include $12.2 million that is not expected to be realized due to various limitations and has been reduced by a valuation allowance. If not realized, the state net operating loss carryforwards, depending on the tax jurisdiction, will begin to expire between 2027 and 2033.
We have federal and state tax credit carryforwards of $0.1 million and $13.5 million, respectively, as of December 31, 2020. A valuation allowance of $11.0 million has been provided on state tax credit carryforwards that are not expected to be realized under ASC Subtopic 740-10. If not realized, the federal tax carryforwards will begin to expire in 2032 and state tax credit carryforwards, depending on the tax jurisdiction, will begin to expire between 2021 and 2031.
We believe it is more likely than not that we will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation between the statutory and effective tax rates were as follows:

	Years Ended December 31,
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	4.6	3.6	5.3
Foreign derived intangible income deduction	(0.4)	(1.2)	—
Stock-based compensation expense	(1.4)	(2.1)	(1.9)
Research and development tax credits (1)	(13.8)	(7.8)	(32.0)
Other tax credits	(0.3)	—	(1.2)
Changes in valuation allowance	(0.4)	(1.6)	0.7
Non-deductible book expenses	3.6	3.9	8.2
Changes in deferred tax assets	(0.2)	(2.2)	12.1
Changes in tax reserves	(4.6)	1.2	1.2
Other	0.7	(0.8)	(1.4)
Effective income tax rate	8.8%	14.0%	12.0%
(1)For 2020, (3.4)% is additional research and development tax credits related to 2019.
Our total amount of unrecognized tax benefits was $4.1 million, $5.7 million, and $5.3 million at December 31, 2020, 2019, and 2018, respectively. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of December 31, 2020, 2019, and 2018 were not significant. If recognized, $2.4 million would affect the effective income tax rate. Due to federal and state statute of limitations for tax year 2016 that expired on October 15, 2020, we released uncertain tax positions of $2.2 million and recognized income tax benefits of $2.1 million in 2020. We do not expect the total amount of unrecognized tax benefits to increase or decrease by a material amount in the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	(In thousands) Years Ended December 31,
	2020	2019	2018
Balance at January 1,	$5,663	$5,283	$5,271
Additions for tax positions related to the current year	418	408	419
Additions for tax positions related to prior years	157	—	92
Reductions for tax positions related to prior years	—	(28)	(499)
Reductions for lapse of statute of limitations	(2,169)	—	—
Balance at December 31,	$4,069	$5,663	$5,283
We file U.S. Federal and state income tax returns. We are subject to examination by the Internal Revenue Service (“IRS”) for tax years after 2016 and by state taxing authorities for tax years after 2015. While we are no longer subject to examination prior to those periods, carryforwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a subsequent period. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that provides tax relief to individuals and businesses affected by the coronavirus pandemic. We considered the provisions of the CARES Act and determined they do not have a material impact to our overall income taxes. We have utilized the option to defer payment of the employer portion of payroll taxes (Social Security) that would otherwise be required to be made during the period beginning March 27, 2020 to December 31, 2020. See COVID-19 Pandemic Impact on Our Business included in Part II, Item 7 of this Annual Report on Form 10-K (“Form 10-K”). As of December 31, 2020, we deferred income tax deductions related to payroll taxes of $6.1 million and a deferred tax asset of $1.4 million is included as part of the net deferred income taxes on the consolidated balance sheet.
On December 27, 2020, the U.S. enacted the Consolidated Appropriations Act, 2021 (the “Act”) that provides additional tax relief to individuals and businesses affected by the coronavirus pandemic. We considered the provisions of the Act and determined they do not have a material impact to our overall income taxes.

Note 14. Commitments and Contingencies
On December 16, 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Bernardino. We received service of process of this complaint on January 28, 2021. The complaint alleges violations of California’s wage and hour laws relating to our current and former employees and seeks attorney’s fees and penalties. We believe these claims are baseless, without merit and intend to vigorously defend against them. We do not currently have enough information to make a reasonable estimate as to the likelihood or amount of loss, or a range of reasonably possible losses as a result of this claim, so there have been no related accrual for estimated liability recorded as of December 31, 2020.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at December 31, 2020, which is reflected in other long-term liabilities on the consolidated balance sheet.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million at December 31, 2020, which is reflected in other long-term liabilities on the consolidated balance sheet. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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
Our insurance covers damage to the facility, equipment, unfinished inventory, and other assets at replacement cost, finished goods inventory at selling price, as well as business interruption, third party property damage, and recovery related expenses caused by the fire, less our per claim deductible. The anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. The anticipated insurance recoveries in excess of net book value of the damaged operating assets and business interruption will not be recorded until all contingencies related to our claim have been resolved. During the year ended December 31, 2020, $0.8 million of revenue and $0.5 million of related cost of sales that were recognized earlier in the year using the over time method were subsequently reversed in the third quarter of 2020 as the revenue recognition process for these items were deemed to be interrupted as a result of these inventory items being damaged. Also during the year ended December 31, 2020, we wrote off property and equipment and tooling with an aggregate total net book value of $7.1 million and inventory on hand of $3.4 million that were damaged by the fire. The related anticipated insurance recoveries were also presented within the same financial statement line item in the consolidated statements of income resulting in no net impact, with the anticipated insurance recoveries receivable included as part of other current assets on the consolidated balance sheets. As of December 31, 2020, $13.5 million of general insurance recoveries have been received to date. The timing of and the remaining amounts of insurance recoveries, including for business interruption, are not known at this time.
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

Note 15. Major Customers and Concentrations of Credit Risk
We provide proprietary products and services to the Department of Defense and various United States Government agencies, and most of the aerospace and aircraft manufacturers who receive contracts directly from the U.S. Government as an original equipment manufacturer (“Primes”). In addition, we also service technology-driven markets in the industrial, medical and other end-use markets. As a result, we have significant net revenues from certain customers. Accounts receivable were diversified over a number of different commercial, military and space programs and were made by both operating segments. Net revenues from our top ten customers, including The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop”), Raytheon Technologies Corporation (“Raytheon”), and Spirit AeroSystems Holdings, Inc. (“Spirit”), represented the following percentages of total net revenues:

	Years Ended December 31,
	2020	2019	2018
Boeing	10.5%	16.6%	17.0%
Lockheed Martin	5.0%	4.0%	4.4%
Northrop	9.1%	4.0%	3.6%
Raytheon	20.9%	15.6%	16.3%
Spirit	3.3%	12.2%	9.5%
Top ten customers (1)	61.1%	65.4%	65.3%
(1) Includes Boeing, Lockheed Martin, Northrop, Raytheon, and Spirit.
Boeing, Lockheed Martin, Northrop, Raytheon, and Spirit represented the following percentages of total accounts receivable:

	December 31,
	2020	2019
Boeing	4.8%	5.9%
Lockheed Martin	2.4%	1.3%
Northrop	12.3%	6.5%
Raytheon	15.0%	6.7%
Spirit	1.1%	2.0%
In 2020, 2019 and 2018, net revenues from foreign customers based on the location of the customer were $58.5 million, $81.6 million and $71.9 million, respectively. No net revenues from a foreign country were greater than 2.0% of total net revenues in 2020, 2019, and 2018. We have manufacturing facilities in Thailand and Mexico. Our net revenues, profitability and identifiable long-lived assets attributable to foreign revenues activity were not material compared to our net revenues, profitability and identifiable long-lived assets attributable to our domestic operations during 2020, 2019, and 2018. We are not subject to any significant foreign currency risks as all our sales are made in United States dollars.

Note 16. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, Electronic Systems and Structural Systems, each of which is an operating segment as well as a reportable segment.
Financial information by reportable segment was as follows:

	(In thousands) Years Ended December 31,
	2020	2019	2018
Net Revenues
Electronic Systems	$392,633	$360,373	$337,868
Structural Systems	236,308	360,715	291,439
Total Net Revenues	$628,941	$721,088	$629,307
Segment Operating Income (Loss) (1)(2)
Electronic Systems	$51,894	$38,613	$30,916
Structural Systems	19,584	46,836	19,063
	71,478	85,449	49,979
Corporate General and Administrative Expenses (3)	(25,972)	(29,216)	(26,061)
Operating Income	$45,506	$56,233	$23,918
Depreciation and Amortization Expenses
Electronic Systems	$14,038	$14,170	$14,223
Structural Systems	14,559	13,663	10,525
Corporate Administration	253	472	548
Total Depreciation and Amortization Expenses	$28,850	$28,305	$25,296
Capital Expenditures
Electronic Systems	$5,037	$5,508	$6,719
Structural Systems	8,570	13,338	9,104
Corporate Administration	—	—	514
Total Capital Expenditures	$13,607	$18,846	$16,337
(1)The results for 2019 includes Nobles’ results of operations which have been included in our consolidated statements of income since the date of acquisition as part of the Structural Systems segment. See Note 2.
(2)The results for 2018 includes CTP’s results of operations which have been included in our consolidated statements of income since the date of acquisition as part of the Structural Systems segment.
(3)Includes cost not allocated to either the Electronic Systems or Structural Systems operating segments.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets for 2020 and 2019:

	(In thousands) December 31,
	2020	2019
Total Assets
Electronic Systems	$448,606	$411,981
Structural Systems	325,604	328,718
Corporate Administration	63,137	49,730
Total Assets	$837,347	$790,429
Goodwill and Intangibles
Electronic Systems	$201,077	$210,453
Structural Systems	94,497	98,826
Total Goodwill and Intangibles	$295,574	$309,279
In October 2019, we acquired 100.0% of the outstanding equity interests of Nobles for an original purchase price of $77.0 million, net of cash acquired. We allocated the final gross purchase price of $77.1 million to the assets acquired and liabilities assumed at estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill. See Note 2.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
(Dollars in thousands)
SCHEDULE II

Description	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Deductions/(Recoveries)	Other(1)	Balance at End of Period
2020
Allowance for Credit Losses	$1,321	$231	$—	$—	$1,552
Valuation Allowance on Deferred Tax Assets	$9,375	$(111)	$—	$66	$9,330
2019
Allowance for Credit Losses	$1,135	$219	$33	$—	$1,321
Valuation Allowance on Deferred Tax Assets	$9,083	$(593)	$—	$885	$9,375
2018
Allowance for Credit Losses	$868	$776	$509	$—	$1,135
Valuation Allowance on Deferred Tax Assets	$9,013	$70	$—	$—	$9,083
(1) Includes opening balances of Nobles Worldwide, Inc. acquired in October 2019.

EXHIBIT INDEX

Exhibit
No.        Description
2.1 Agreement and Plan of Merger, dated as of September 11, 2017, among Ducommun LaBarge Technologies, Inc., LS Holdings Company LLC, and DLS Company LLC. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 11, 2017.
2.2 Agreement and Plan of Merger, dated as of October 8, 2019, among Ducommun LaBarge Technologies, Inc., DLT Acquisition, Inc., Nobles Parent Inc., and the Stockholder Representative. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on October 9, 2019.
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
*10.3 2013 Stock Incentive Plan (Amended and Restated May 2, 2018). Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14a, filed on March 23, 2018.
*10.4 2020 Stock Incentive Plan. Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14a, filed on March 20, 2020.
*10.5 2018 Employee Stock Purchase Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 23, 2018.
*10.6 2020 Employee Stock Purchase Plan. Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14a, filed on March 20, 2020.
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
*10.8 Form of Stock Option Agreement for 2017. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2016.
*10.9 Form of Stock Option Agreement for 2018 and after. Incorporated by reference to Exhibit 4.7 to Form S-8, filed on May 10, 2018.
*10.10 Form of Restricted Stock Unit Agreement for 2017 through 2019. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2016.
*10.11 Performance Restricted Stock Unit Agreement dated January 23, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2016.
*10.12 Form of Performance Stock Unit Agreement for 2020 and after. Incorporated by reference to Exhibit 10.18 to Form 10-Q for the period ended June 27, 2020.

Exhibit
No.        Description
*10.13 Form of Restricted Stock Unit Agreement for Non-Qualified Deferred Compensation Plan Participants for 2020 and after. Incorporated by reference to Exhibit 10.19 to Form 10-Q for the period ended June 27, 2020.
*10.14 Form of Restricted Stock Unit Agreement for 2020 and after. Incorporated by reference to Exhibit 10.20 to Form 10-Q for the period ended June 27, 2020.
*10.15 Form of Stock Option Agreement for 2020 and after. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the period ended June 27, 2020.
*10.16 Form of Performance Restricted Stock Unit Agreement for 2020. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the period ended June 27, 2020.
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

*10.18 Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.
*10.19 Non Qualified Deferred Compensation. Incorporated by reference to Exhibit 4.6 to Form S-8 dated November 26, 2019.
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

DUCOMMUN INCORPORATED

Date: February 11, 2021	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on February 11, 2021.

Signature	Title

/s/ Stephen G. Oswald	Chairman, President and Chief Executive Officer
Stephen G. Oswald	(Principal Executive Officer)

/s/ Christopher D. Wampler	Vice President, Chief Financial Officer, Controller and Treasurer
Christopher D. Wampler	(Principal Financial and Principal Accounting Officer)

/s/ Richard A. Baldridge	Director
Richard A. Baldridge

/s/ Gregory S. Churchill	Director
Gregory S. Churchill

/s/ Shirley G. Drazba	Director
Shirley G. Drazba

/s/ Robert C. Ducommun	Director
Robert C. Ducommun

/s/ Dean M. Flatt	Director
Dean M. Flatt

/s/ Jay L. Haberland	Director
Jay L. Haberland