Form 10-Q
period 2021-04-03
DUCOMMUN INC /DE/
filed 2021-05-04
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2021, the registrant had 11,849,597 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	April 3, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$16,972	$56,466
Accounts receivable, net (allowance for credit losses of $1,570 and $1,552 at April 3, 2021 and December 31, 2020, respectively	61,124	58,025
Contract assets	173,909	154,028
Inventories	138,287	129,223
Production cost of contracts	7,198	6,971
Other current assets	5,723	5,571
Total Current Assets	403,213	410,284
Property and equipment, net of accumulated depreciation of $172,536 and $169,742 at April 3, 2021 and December 31, 2020, respectively	109,180	109,990
Operating Lease Right-of-Use Assets	15,703	16,348
Goodwill	170,830	170,830
Intangibles, Net	121,506	124,744
Deferred Income Taxes	33	33
Other Assets	5,399	5,118
Total Assets	$825,864	$837,347
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$70,235	$63,980
Contract liabilities	24,257	28,264
Accrued and other liabilities	28,433	40,526
Operating lease liabilities	3,118	3,132
Current portion of long-term debt	7,000	7,000
Total Current Liabilities	133,043	142,902
Long-Term Debt, Less Current Portion	304,344	311,922
Non-Current Operating Lease Liabilities	13,785	14,555
Deferred Income Taxes	17,598	16,992
Other Long-Term Liabilities	21,524	21,642
Total Liabilities	490,294	508,013
Commitments and Contingencies (Notes 6, 8)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,849,597 and 11,728,212 shares issued and outstanding at April 3, 2021 and December 31, 2020, respectively	118	117
Additional paid-in capital	96,385	97,090
Retained earnings	248,422	241,727
Accumulated other comprehensive loss	(9,355)	(9,600)
Total Shareholders’ Equity	335,570	329,334
Total Liabilities and Shareholders’ Equity	$825,864	$837,347
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net Revenues	$157,151	$173,475
Cost of Sales	124,051	136,671
Gross Profit	33,100	36,804
Selling, General and Administrative Expenses	22,490	23,178
Operating Income	10,610	13,626
Interest Expense	(2,806)	(4,246)
Income Before Taxes	7,804	9,380
Income Tax Expense	1,109	1,450
Net Income	$6,695	$7,930
Earnings Per Share
Basic earnings per share	$0.57	$0.68
Diluted earnings per share	$0.55	$0.67
Weighted-Average Number of Common Shares Outstanding
Basic	11,791	11,610
Diluted	12,250	11,855
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net Income	$6,695	$7,930
Other Comprehensive Income, Net of Tax:
Amortization of actuarial loss and prior service costs, net of tax of $76 and $59 for the three months ended April 3, 2021 and March 28, 2020, respectively	245	190
Change in unrealized gains and losses on cash flow hedges, net of tax of zero and $26 for the three months ended April 3, 2021 and March 28, 2020, respectively	—	86
Other Comprehensive Income, Net of Tax	245	276
Comprehensive Income	$6,940	$8,206
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2019	11,572,668	$116	$88,399	$212,553	$(8,268)	$292,800
Net income	—	—	—	7,930	—	7,930
Other comprehensive loss, net of tax	—	—	—	—	276	276
Employee stock purchase plan	27,104	—	1,112	—	—	1,112
Stock options exercised	1,569	—	39	—	—	39
Stock awards vested	86,523	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(39,247)	(1)	(2,008)	—	—	(2,009)
Stock-based compensation	—	—	2,279	—	—	2,279
Balance at March 28, 2020	11,648,617	$116	$89,820	$220,483	$(7,992)	$302,427

Balance at December 31, 2020	11,728,212	$117	$97,090	$241,727	$(9,600)	$329,334
Net income	—	—	—	6,695	—	6,695
Other comprehensive loss, net of tax	—	—	—	—	245	245
Employee stock purchase plan	31,580	—	1,558	—	—	1,558
Stock options exercised	17,872	—	610	—	—	610
Stock awards vested	178,827	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(106,894)	(1)	(6,004)	—	—	(6,005)
Stock-based compensation	—	—	3,133	—	—	3,133
Balance at April 3, 2021	11,849,597	$118	$96,385	$248,422	$(9,355)	$335,570
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash Flows from Operating Activities
Net Income	$6,695	$7,930
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	6,922	7,336
Non-cash operating lease cost	736	811
Stock-based compensation expense	3,133	2,279
Deferred income taxes	606	1,495
Provision for credit losses	18	97
Other	122	194
Changes in Assets and Liabilities:
Accounts receivable	(3,117)	(14,591)
Contract assets	(19,881)	(10,543)
Inventories	(9,064)	(7,269)
Production cost of contracts	(488)	973
Other assets	(369)	871
Accounts payable	8,192	(4,711)
Contract liabilities	(4,007)	13,361
Operating lease liabilities	(784)	(700)
Accrued and other liabilities	(12,069)	(9,567)
Net Cash Used in Operating Activities	(23,355)	(12,034)
Cash Flows from Investing Activities
Purchases of property and equipment	(4,542)	(3,867)
Post closing cash received from the acquisition of Nobles Worldwide, Inc., net	—	190
Net Cash Used in Investing Activities	(4,542)	(3,677)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	20,000	65,900
Repayments of senior secured revolving credit facility	(25,000)	(15,900)
Repayments of term loans	(2,676)	(7,362)
Repayments of other debt	(84)	(54)
Net cash paid upon issuance of common stock under stock plans	(3,837)	(858)
Net Cash (Used in) Provided by Financing Activities	(11,597)	41,726
Net (Decrease) Increase in Cash and Cash Equivalents	(39,494)	26,015
Cash and Cash Equivalents at Beginning of Period	56,466	39,584
Cash and Cash Equivalents at End of Period	$16,972	$65,599
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
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun,” the “Company,” “we,” “us” or “our”), after eliminating intercompany balances and transactions. The December 31, 2020 condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
Our significant accounting policies were described in Part IV, Item 15(a)(1), “Note 1. Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three months ended April 3, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.
Our fiscal quarters typically end on the Saturday closest to the end of March, June and September for the first three fiscal quarters of each year, and on December 31 for our fourth fiscal quarter. As a result of using fiscal quarters for the first three quarters combined with leap years, our first and fourth fiscal quarters can range between 12 1/2 weeks to 13 1/2 weeks while the second and third fiscal quarters remain at a constant 13 weeks per fiscal quarter.
Certain reclassifications have been made to prior period amounts to conform to the current year’s presentation.
Use of Estimates
Certain amounts and disclosures included in the unaudited condensed consolidated financial statements require management to make estimates and judgments that affect the amounts of assets, liabilities (including contract liabilities), revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
Supplemental Cash Flow Information

	(Dollars in thousands)
	Three Months Ended
	April 3, 2021	March 28, 2020
Interest paid	$2,544	$3,523
Taxes (refunded) paid, net	$(30)	$33
Non-cash activities:
Purchases of property and equipment not paid	$540	$464

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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars in thousands, except per share data)
	Three Months Ended
	April 3, 2021	March 28, 2020
Net income	$6,695	$7,930
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,791	11,610
Dilutive potential common shares	459	245
Diluted weighted-average common shares outstanding	12,250	11,855
Earnings per share
Basic	$0.57	$0.68
Diluted	$0.55	$0.67
Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)
	Three Months Ended
	April 3, 2021	March 28, 2020
Stock options and stock units	3	253
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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended April 3, 2021.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. As of April 3, 2021, we had no derivative instruments as our cash flow hedges matured in the second quarter of 2020.
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
We have a significant number of contracts that are started and completed within the same year, as well as contracts derived from long-term agreements and programs that can span several years. We recognize revenue under Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”), which utilizes a five-step model.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account under ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control is transferred and the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services are highly interrelated or meet the series guidance. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate the standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.
We manufacture most products to customer specifications and the product cannot be easily modified to satisfy another customer’s order. As such, these products are deemed to have no alternative use once the manufacturing process begins. In the event the customer invokes a termination for convenience clause, we would be entitled to costs incurred to date plus a reasonable profit. Contract costs typically include labor, materials, overhead, and when applicable, subcontractor costs. For most of our products, we are building assets with no alternative use and have enforceable right to payment, and thus, we recognize revenue using the over time method.
The majority of our performance obligations are satisfied over time as work progresses. Typically, revenue is recognized over time using an input measure (i.e., costs incurred to date relative to total estimated costs at completion, also known as cost-to-cost plus reasonable profit) to determine progress. Our typical revenue contract is a firm fixed price contract, and the cost of raw materials could make up a significant amount of the total costs incurred. As such, we believe using the total costs incurred input method would be the most appropriate method. While the cost of raw materials could make up a significant amount of the total costs incurred, there is a direct relationship between our inputs and the transfer of control of goods or services to the customer.
Contract estimates are based on various assumptions to project the outcome of future events that can span multiple months or years. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the performance of subcontractors.
As a significant change in one or more of these estimates could affect the progress completed (and related profitability) on our contracts, we review and update our contract-related estimates on a regular basis. We recognize such adjustments under the cumulative catch-up method. Under this method, the impact of the adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate.

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue.
Net cumulative catch up adjustments on gross profit recorded were not material for both the three months ended April 3, 2021 and March 28, 2020.
Payments under long-term contracts may be received before or after revenue is recognized. When revenue is recognized before we bill our customer, a contract asset is created for the work performed but not yet billed. Similarly, when we receive payment before we ship our products to our customer, a contract liability is created for the advance or progress payment.
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the condensed consolidated balance sheets. As of April 3, 2021 and December 31, 2020, provision for estimated losses on contracts were $2.0 million and $2.3 million, respectively.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of April 3, 2021 and December 31, 2020, production cost of contracts were $7.2 million and $7.0 million, respectively.
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	April 3, 2021	December 31, 2020
Contract assets	$173,909	$154,028
Contract liabilities	$24,257	$28,264
The increase in our contract assets as of April 3, 2021 compared to December 31, 2020 was primarily due to a net increase of products in work in process and finished goods in the current period.
The decrease in our contract liabilities as of April 3, 2021 compared to December 31, 2020 was primarily due to a net decrease of advance or progress payments received from our customers in the current period. We recognized $7.2 million of the contract liabilities as of December 31, 2020 as revenues during the three months ended April 3, 2021.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of April 3, 2021 totaled $690.3 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2022 and beyond.

Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)
	Three Months Ended
	April 3 2021	March 28, 2020
Consolidated Ducommun
Military and space	$114,127	$101,899
Commercial aerospace	35,377	60,582
Industrial	7,647	10,994
Total	$157,151	$173,475

Electronic Systems
Military and space	$81,733	$74,317
Commercial aerospace	9,724	12,809
Industrial	7,647	10,994
Total	$99,104	$98,120

Structural Systems
Military and space	$32,394	$27,582
Commercial aerospace	25,653	47,773
Total	$58,047	$75,355
Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2021
In October 2020, the FASB issued ASU 2020-10, “Codification Improvements” (“ASU 2020-10”), which affect a wide variety of Topics in the Accounting Standards Codification (“Codification”). ASU 2020-10, among other things, contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Many of the amendments arose as the FASB provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section (Section 45) of the Codification. Those amendments are not expected to change current practice. The new guidance is effective for fiscal years beginning after December 15, 2020, which was our interim period beginning January 1, 2021. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which removes certain exceptions and provides guidance on various areas of tax accounting. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, which was our interim period beginning January 1, 2021. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which will remove disclosures that no longer are considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, which was our interim period beginning January 1, 2021. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
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

Note 2. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	April 3, 2021	December 31, 2020
Raw materials and supplies	$121,756	$107,983
Work in process	12,502	15,895
Finished goods	4,029	5,345
Total	$138,287	$129,223

Note 3. Goodwill
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
We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. The qualitative approach for potential impairment analysis is performed to determine whether it is more likely than not that the fair value of a reporting unit was less than its carrying amount.
The quantitative approach for potential impairment analysis is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a combination of the income approach (which is based on a discounted cash flow model) and market approach. Management’s cash flow projections include significant judgments and assumptions, including the amount and timing of expected cash flows, long-term growth rates, and discount rates. The cash flows used in the discounted cash flow model are based on our best estimate of future revenues, gross margins, and adjusted after-tax earnings. If any of these assumptions are incorrect, it will impact the estimated fair value of a reporting unit. The market approach also requires significant management judgment in selecting comparable business acquisitions and the transaction values observed and its related control premiums.
For our most recent annual goodwill impairment test of our Electronic Systems reporting unit as of the first day of the fourth quarter of 2020, we used a qualitative assessment and determined it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. For our most recent annual goodwill impairment test of our Structural Systems reporting unit as of the first day of the fourth quarter of 2020, we performed a step one goodwill impairment test where the fair value of our Structural Systems reporting unit exceeded its carrying value by 69% and thus, goodwill was not deemed to be impaired. While our business continues to be negatively impacted during the three months ended April 3, 2021 as a result of the COVID-19 pandemic, no material adverse factors/changes have occurred since the fourth quarter of 2020 that would require us to perform another qualitative assessment. As such, for the first quarter of 2021, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$53,395	$252,552
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2020	$117,435	$53,395	$170,830
Balance at April 3, 2021	$117,435	$53,395	$170,830

Note 4. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	April 3, 2021	December 31, 2020
Accrued compensation	$15,386	$28,432
Accrued income tax and sales tax	558	80
Other	12,489	12,014
Total	$28,433	$40,526

Note 5. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	April 3, 2021	December 31, 2020
Term loans	$292,962	$295,638
Revolving credit facility	20,000	25,000
Total debt	312,962	320,638
Less current portion	7,000	7,000
Total long-term debt, less current portion	305,962	313,638
Less debt issuance costs - term loans	1,618	1,716
Total long-term debt, net of debt issuance costs - term loans	$304,344	$311,922
Debt issuance costs - revolving credit facility (1)	$1,421	$1,515
Weighted-average interest rate	3.16%	3.59%
(1) Included as part of other assets.
In December 2019, we completed the refinancing of a portion of our existing debt by entering into a new revolving credit facility (“2019 Revolving Credit Facility”) to replace the then existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”) and entered into a new term loan (“2019 Term Loan”). The 2019 Revolving Credit Facility is a $100.0 million senior secured revolving credit facility that matures on December 20, 2024 replacing the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The 2019 Term Loan is a $140.0 million senior secured term loan that matures on December 20, 2024. We also have an existing $240.0 million senior secured term loan that was entered into in November 2018 that matures on November 21, 2025 (“2018 Term Loan”). The original amounts available under the 2019 Revolving Credit Facility, 2019 Term Loan, and 2018 Term Loan (collectively, the “Credit Facilities”) in aggregate, totaled $480.0 million.
The 2019 Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 1.50% to 2.50% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the 2019 Term Loan requires installment payments of 1.25% of the original outstanding principal balance of the 2019 Term Loan amount on a quarterly basis, on the last day of the calendar quarter. For the three months ended April 3, 2021, we made the required quarterly payment of $1.8 million.
The 2019 Revolving Credit Facility bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.50% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. The undrawn portion of the commitment of the 2019 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio. However, the 2019 Revolving Credit Facility does not require any principal installment payments.
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
Further, under the Credit Facilities, if we exceed the annual excess cash flow threshold, we are required to make an annual additional principal payment based on the consolidated adjusted leverage ratio. The annual mandatory excess cash flow payment is based on (i) 50% of the excess cash flow amount if the adjusted leverage ratio is greater than 3.25 to 1.0, (ii) 25% of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 3.25 to 1.0 but greater than 2.50 to 1.0, and (iii) zero percent of the excess cash flow amount if the consolidated adjusted leverage ratio is less than or equal to 2.50 to 1.0. During the three months ended April 3, 2021, we made the required 2020 annual excess cash flow payment of $0.9 million. As of April 3, 2021, we were in compliance with all covenants required under the Credit Facilities.
During the three months ended April 3, 2021, we made net voluntary prepayments of $5.0 million on the 2019 Revolving Credit Facility.
In conjunction with entering into the 2019 Revolving Credit Facility and the 2019 Term Loan, we drew down the entire $140.0 million on the 2019 Term Loan and used those proceeds to pay off and close the 2018 Revolving Credit Facility of $58.5 million, paid down a portion of the 2018 Term Loan of $56.0 million, paid the accrued interest associated with the amounts being paid down on the 2018 Revolving Credit Facility and 2018 Term Loan, paid the fees related to this transaction, and the remainder available for general corporate purposes. The $56.0 million pay down on the 2018 Term Loan paid all the required quarterly installment payments on the 2018 Term Loan until maturity.
The 2019 Term Loan and 2018 Term Loan were considered a modification of debt and thus, no gain or loss was recorded. Instead, the new fees paid to the lenders of $0.6 million were capitalized and are being amortized over the life of the 2019 Term Loan. The remaining debt issuance costs related to the 2018 Term Loan of $1.5 million as of the modification date will continue to be amortized over its remaining life.
The 2019 Revolving Credit Facility that replaced the 2018 Revolving Credit Facility was considered an extinguishment of debt except for the portion related to the creditors that were part of both the 2019 Revolving Credit Facility and the 2018 Revolving Credit Facility and in which case, it was considered a modification of debt. As a result, we expensed the portion of the unamortized debt issuance costs related to the 2018 Revolving Credit Facility that was considered an extinguishment of debt of $0.5 million. In addition, the new fees paid to the lenders of $0.5 million as part of the 2019 Revolving Credit Facility were capitalized and are being amortized over its remaining life. Further, the remaining debt issuance costs related to the 2018 Revolving Credit Facility of $1.1 million as of the modification date will also be amortized over its remaining life.
As of April 3, 2021, we had $79.8 million of unused borrowing capacity under the 2019 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
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

Note 6. Indemnifications
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

Note 7. Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily due to research and development (“R&D”) tax credits. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of R&D tax credits, valuation allowances against deferred tax assets, recognition or derecognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. Also, excess tax benefits and tax detriments related to our equity compensation recognized in the income statement could result in fluctuations in our effective tax rate period-over-period depending on the volatility of our stock price, number of restricted or performance stock units that vests, and stock options exercised during the period. We recognize deferred tax assets and liabilities, using enacted tax rates, for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce our valuation allowances against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period when that determination is made.
We recorded income tax expense of $1.1 million for the three months ended April 3, 2021 compared to $1.5 million for the three months ended March 28, 2020. The decrease in income tax expense for the first quarter of 2021 compared to the first quarter of 2020 was primarily due to lower pre-tax income for the first quarter of 2021 compared to the first quarter of 2020 and higher discrete tax benefits recognized in the first quarter of 2021 for net tax windfalls related to stock-based compensation.
We evaluated the amendments in ASU 2019-12 for the three months ended April 3, 2021 and determined they do not have an impact on our income taxes.
On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (“Rescue Plan”) aimed at mitigating the continuing effects of the COVID-19 pandemic. We considered the provisions of the Rescue Plan and determined they do not have a material impact on our income taxes.
Our total amount of unrecognized tax benefits was $4.1 million as of both April 3, 2021 and December 31, 2020. If recognized, $2.4 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of April 3, 2021 and December 31, 2020 were not significant. We do not expect the total amount of unrecognized tax benefits to increase or decrease by a material amount in the next twelve months.
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

Note 8. Commitments and Contingencies
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Bernardino. We received service of process of this complaint on January 28, 2021. The complaint alleges violations of California’s wage and hour laws relating to our current and former employees and seeks attorney’s fees and penalties. We believe these claims are baseless, are without merit and intend to vigorously defend against them. We do not currently have enough information to make a reasonable estimate as to the likelihood or amount of loss, or a range of reasonably possible losses as a result of this claim, so there has been no related accrual for estimated liability recorded as of April 3, 2021.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both April 3, 2021 and December 31, 2020, which is reflected in other long-term liabilities on our condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California

environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million at April 3, 2021, which is reflected in other long-term liabilities on our condensed consolidated balance sheets. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries, however, property and equipment, inventories, and tooling in this leased facility were damaged. Our Guaymas performance center is comprised of two buildings with an aggregate total of 62,000 square feet. The loss of production from the Guaymas performance center is being absorbed by our other existing performance centers. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center. The cause of the fire is still undetermined and as such, there is no amount of loss that is probable and reasonably estimable at this time.
Our insurance covers damage to the facility, equipment, unfinished inventory, and other assets at replacement cost, finished goods inventory at selling price, as well as business interruption, third party property damage, and recovery related expenses caused by the fire, less our per claim deductible. The anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. The anticipated insurance recoveries in excess of net book value of the damaged operating assets and business interruption will not be recorded until all contingencies related to our claim have been resolved. During the year ended December 31, 2020, $0.8 million of revenue and $0.5 million of related cost of sales were reversed for revenue previously recognized using the over time method as the revenue recognition process for these items were deemed to be interrupted as a result of these inventory items being damaged. Also during the year ended December 31, 2020, we wrote off property and equipment and tooling with an aggregate total net book value of $7.1 million and inventory on hand of $3.4 million that were damaged by the fire. The related anticipated insurance recoveries were also presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact, with the anticipated insurance recoveries receivable included as part of other current assets on the condensed consolidated balance sheets. As of April 3, 2021, $13.5 million of general insurance recoveries have been received to date. The timing of and the remaining amounts of insurance recoveries, including for business interruption, are not known at this time.
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

Financial information by reportable operating segment was as follows:

	(Dollars in thousands) Three Months Ended
	April 3, 2021	March 28, 2020
Net Revenues
Electronic Systems	$99,104	$98,120
Structural Systems	58,047	75,355
Total Net Revenues	$157,151	$173,475
Segment Operating Income
Electronic Systems	$12,491	$15,122
Structural Systems	5,128	5,390
	17,619	20,512
Corporate General and Administrative Expenses (1)	(7,009)	(6,886)
Operating Income	$10,610	$13,626
Depreciation and Amortization Expenses
Electronic Systems	$3,423	$3,575
Structural Systems	3,440	3,689
Corporate Administration	59	72
Total Depreciation and Amortization Expenses	$6,922	$7,336
Capital Expenditures
Electronic Systems	$624	$815
Structural Systems	1,989	2,137
Corporate Administration	—	—
Total Capital Expenditures	$2,613	$2,952
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(Dollars in thousands)
	April 3, 2021	December 31, 2020
Total Assets
Electronic Systems	$469,323	$448,606
Structural Systems	333,084	325,604
Corporate Administration (1)	23,457	63,137
Total Assets	$825,864	$837,347
Goodwill and Intangibles
Electronic Systems	$198,755	$201,077
Structural Systems	93,581	94,497
Total Goodwill and Intangibles	$292,336	$295,574
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
COVID-19 Pandemic Impact on Our Business
The COVID-19 pandemic has had a significant impact on our overall business during the three months ended April 3, 2021. As a result of the COVID-19 pandemic, precautionary measures were instituted by governments and businesses to mitigate its spread, including the imposition of travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses.
The safety of our workforce is our top priority. We have implemented numerous well-being protocols related to health and welfare at all of our facilities. Safety protocols consistent with guidelines provided by state and local governments and the Centers for Disease Control and Prevention (“CDC”) have been put into practice, including social distancing, provision of personal protective equipment, enhanced cleaning, and flexible work arrangements wherever possible. We have also offered enhanced leave and benefits to our employees and provide frequent updates to ensure our workforce is kept apprised of evolving regulations and safety measures.
In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provides tax relief to individuals and businesses affected by the coronavirus pandemic. We have not requested or accepted any loans or payments that are available under the CARES Act, however, we have utilized the option to defer payment of the employer portion of payroll taxes (Social Security) that would otherwise be required to be made during the period beginning March 27, 2020 to December 31, 2020. One half of the deferred amount is required to be paid by December 31, 2021, with the remaining 50% to be paid by December 31, 2022. As of April 3, 2021, we have deferred $6.1 million, which is included as part of accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.
The COVID-19 pandemic has and continues to contribute to a general slowdown in the global economy and specifically, the commercial aerospace end-use market. In 2020, both major large aircraft manufacturers, The Boeing Company and Airbus SE, announced lower build rates for the near and medium future. In its 2020 Annual Report on Form 10-K, Boeing indicated it expects it will take approximately three years for worldwide travel to return to 2019 levels and a few years beyond that for the industry to return to a long-term trend growth of five percent. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty at this time, COVID-19 has had a significant impact on our business, the businesses of our customers and suppliers, as well as our results of operations and financial condition, and may have a material adverse impact on our business, results of operations and financial condition for the reminder of 2021 and beyond.
First quarter 2021 recap:
•Revenues of $157.2 million
•Net income of $6.7 million, or $0.55 per diluted share
•Adjusted EBITDA of $21.1 million, or 13.5% of revenues
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, and Guaymas fire related expenses (“Adjusted EBITDA”) was $21.1 million and $23.2 million for the three months ended April 3, 2021 and March 28, 2020, respectively.
When viewed with our financial results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and accompanying reconciliations, we believe Adjusted EBITDA provides additional useful information to clarify and enhance the understanding of the factors and trends affecting our past performance and future prospects. We define this measure, explain how it is calculated and provide a reconciliation of this measure to the most comparable GAAP measure in the table below. Adjusted EBITDA and the related financial ratios, as presented in this Quarterly Report on Form 10-Q (“Form 10-Q”), are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as measures of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.
We use Adjusted EBITDA as a non-GAAP operating performance measure internally as a complementary financial measure to evaluate the performance and trends of our businesses. We present Adjusted EBITDA and the related financial ratios, as applicable, because we believe that measures such as these provide useful information with respect to our ability to meet our operating commitments.
Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
•It does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;
•It does not reflect changes in, or cash requirements for, our working capital needs;
•It does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
•It is not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;
•It does not reflect the impact on earnings of charges resulting from matters unrelated to our ongoing operations; and
•Other companies in our industry may calculate Adjusted EBITDA differently from us, limiting its usefulness as a comparative measure.
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
However, in spite of the above limitations, we believe that Adjusted EBITDA is useful to an investor in evaluating our results of operations because this measure:
•Is widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such terms, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;
•Helps investors to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating performance; and
•Is used by our management team for various other purposes in presentations to our Board of Directors as a basis for strategic planning and forecasting.
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

Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands) Three Months Ended
	April 3, 2021	March 28, 2020
Net income	$6,695	$7,930
Interest expense	2,806	4,246
Income tax expense	1,109	1,450
Depreciation	3,423	3,436
Amortization	3,499	3,900
Stock-based compensation expense	3,133	2,279
Guaymas fire related expenses	475	—
Adjusted EBITDA	$21,140	$23,241
% of net revenues	13.5%	13.4%

Results of Operations
First Quarter of 2021 Compared to First Quarter of 2020
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended
	April 3, 2021	% of Net Revenues	March 28, 2020	% of Net Revenues
Net Revenues	$157,151	100.0%	$173,475	100.0%
Cost of Sales	124,051	78.9%	136,671	78.8%
Gross Profit	33,100	21.1%	36,804	21.2%
Selling, General and Administrative Expenses	22,490	14.3%	23,178	13.4%
Operating Income	10,610	6.8%	13,626	7.8%
Interest Expense	(2,806)	(1.8)%	(4,246)	(2.4)%
Income Before Taxes	7,804	5.0%	9,380	5.4%
Income Tax Expense	1,109	nm	1,450	nm
Net Income	$6,695	4.3%	$7,930	4.6%

Effective Tax Rate	14.2%	nm	15.5%	nm
Diluted Earnings Per Share	$0.55	nm	$0.67	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three months ended April 3, 2021 and March 28, 2020, respectively, were as follows:

	Three Months Ended
		(Dollars in thousands)		% of Net Revenues
	Change	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Consolidated Ducommun
Military and space	$12,228	$114,127	$101,899	72.6%	58.7%
Commercial aerospace	(25,205)	35,377	60,582	22.5%	34.9%
Industrial	(3,347)	7,647	10,994	4.9%	6.4%
Total	$(16,324)	$157,151	$173,475	100.0%	100.0%

Electronic Systems
Military and space	$7,416	$81,733	$74,317	82.5%	75.7%
Commercial aerospace	(3,085)	9,724	12,809	9.8%	13.1%
Industrial	(3,347)	7,647	10,994	7.7%	11.2%
Total	$984	$99,104	$98,120	100.0%	100.0%

Structural Systems
Military and space	$4,812	$32,394	$27,582	55.8%	36.6%
Commercial aerospace	(22,120)	25,653	47,773	44.2%	63.4%
Total	$(17,308)	$58,047	$75,355	100.0%	100.0%
Net revenues for the three months ended April 3, 2021 were $157.2 million, compared to $173.5 million for the three months ended March 28, 2020. The year-over-year decrease was primarily due to the following:
•$25.2 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms and regional and business aircraft platforms; partially offset by
•$12.2 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms and other military and space platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Boeing Company	7.4%	8.4%
Lockheed Martin Corporation	5.3%	4.1%
Northrop Grumman Corporation	6.1%	5.6%
Raytheon Technologies Corporation	22.7%	18.4%
Spirit AeroSystems Holdings, Inc.	2.7%	5.6%
Total top ten customers (1)	58.5%	56.7%
(1)Includes The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), Raytheon Technologies Corporation (“Raytheon”), and Spirit AeroSystems Holdings, Inc. (“Spirit”).

Boeing, Lockheed, Northrop, Raytheon, and Spirit represented the following percentages of total accounts receivable:

	April 3, 2021	December 31, 2020
Boeing	6.1%	4.8%
Lockheed	1.7%	2.4%
Northrop	9.7%	12.3%
Raytheon	12.6%	15.0%
Spirit	0.9%	1.1%
The net revenues and accounts receivable from Boeing, Lockheed, Northrop, Raytheon, and Spirit are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues was essentially flat year-over-year with the three months ended April 3, 2021 of 21.1%, compared to the three months ended March 28, 2020 of 21.2% primarily due to unfavorable manufacturing volume, partially offset by favorable product mix and lower compensation and benefit costs.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $0.7 million year-over-year in the three months ended April 3, 2021 compared to the three months ended March 28, 2020 primarily due to lower professional services fees of $0.4 million and lower compensation and benefit costs of $0.3 million.
Interest Expense
Interest expense decreased in the three months ended April 3, 2021 compared to the three months ended March 28, 2020 due to lower interest rates and a lower outstanding debt balance.
Income Tax Expense
We recorded income tax expense of $1.1 million for the three months ended April 3, 2021, compared to $1.5 million for the three months ended March 28, 2020. The decrease in income tax expense for the first quarter of 2021 compared to the first quarter of 2020 was primarily due to lower pre-tax income for the first quarter of 2021 compared to the first quarter of 2020 and higher discrete tax benefits recognized in the first quarter of 2021 for net tax windfalls related to stock-based compensation.
We evaluated the amendments in ASU 2019-12 for the three months ended April 3, 2021 and determined they do not have an impact on our income taxes.
We considered the provisions of the Rescue Plan and determined they do not have a material impact on our income taxes.
Our total amount of unrecognized tax benefits was $4.1 million as of both April 3, 2021 and December 31, 2020. If recognized, $2.4 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of April 3, 2021 and December 31, 2020 were not significant. We do not expect the total amount of unrecognized tax benefits to increase or decrease by a material amount in the next twelve months.
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
Net Income and Earnings per Share
Net income and earnings per share for the three months ended April 3, 2021 were $6.7 million, or $0.55 per diluted share, compared to $7.9 million, or $0.67 per diluted share, for the three months ended March 28, 2020. The decrease in net income for the three months ended April 3, 2021 compared to the three months ended March 28, 2020 was due to $3.7 million of lower gross profit as a result of lower revenues, partially offset by lower interest expense of $1.4 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three months ended April 3, 2021 and March 28, 2020:

	Three Months Ended
	%	(Dollars in thousands)		% of Net Revenues
	Change	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net Revenues
Electronic Systems	1.0%	$99,104	$98,120	63.1%	56.6%
Structural Systems	(23.0)%	58,047	75,355	36.9%	43.4%
Total Net Revenues	(9.4)%	$157,151	$173,475	100.0%	100.0%
Segment Operating Income
Electronic Systems		$12,491	$15,122	12.6%	15.4%
Structural Systems		5,128	5,390	8.8%	7.2%
		17,619	20,512
Corporate General and Administrative Expenses (1)		(7,009)	(6,886)	(4.5)%	(4.0)%
Total Operating Income		$10,610	$13,626	6.8%	7.8%
Adjusted EBITDA
Electronic Systems
Operating Income		$12,491	$15,122
Depreciation and Amortization		3,423	3,575
		15,914	18,697	16.1%	19.1%
Structural Systems
Operating Income		5,128	5,390
Depreciation and Amortization		3,440	3,689
Guaymas fire related expenses		475	—
		9,043	9,079	15.6%	12.0%
Corporate General and Administrative Expenses (1)
Operating Loss		(7,009)	(6,886)
Depreciation and Amortization		59	72
Stock-Based Compensation Expense		3,133	2,279
		(3,817)	(4,535)
Adjusted EBITDA		$21,140	$23,241	13.5%	13.4%
Capital Expenditures
Electronic Systems		$624	$815
Structural Systems		1,989	2,137
Corporate Administration		—	—
Total Capital Expenditures		$2,613	$2,952
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Electronic Systems
Electronic Systems net revenues in the three months ended April 3, 2021 compared to the three months ended March 28, 2020 increased $1.0 million primarily due to the following:
•$7.4 million higher revenues in our military and space end-use markets due to higher build rates on other military and space platforms; partially offset by
•$3.1 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms, regional and business aircraft platforms, and other commercial aerospace platforms.
Electronic Systems segment operating income in the three months ended April 3, 2021 compared to the three months ended March 28, 2020 decreased $2.6 million primarily due to unfavorable manufacturing volume and unfavorable product mix, partially offset by lower compensation and benefit costs.
Structural Systems
Structural Systems net revenues in the three months ended April 3, 2021 compared to the three months ended March 28, 2020 decreased $17.3 million due to the following:

•$22.1 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms and regional and business aircraft platforms; partially offset by
•$4.8 million higher revenues in our military and space end-use markets due to higher build rates on various missile platforms.
The Structural Systems segment operating income in the three months ended April 3, 2021 compared to the three months ended March 28, 2020 decreased $0.3 million primarily due to unfavorable manufacturing volume, partially offset by favorable product mix and lower compensation and benefit costs.
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries, however, property and equipment, inventory, and tooling in this leased facility were damaged. We have insurance coverage and expect the majority, if not all, of these items will be covered, less our deductible. The full financial impact cannot be estimated at this time as we are currently working with our insurance carriers to determine the cause of the fire. Our Guaymas performance center is comprised of two buildings with an aggregate total of 62,000 square feet. The loss of production from the Guaymas performance center is being absorbed by our other existing performance centers. See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses were essentially flat for the three months ended April 3, 2021 compared to the three months ended March 28, 2020.
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
The increase in backlog was primarily in the industrial end-use markets. $555.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of April 3, 2021 and December 31, 2020:

	(Dollars in thousands)
	Change	April 3, 2021	December 31, 2020
Consolidated Ducommun
Military and space	$1,028	$516,424	$515,396
Commercial aerospace	(1,926)	266,400	268,326
Industrial	3,290	27,309	24,019
Total	$2,392	$810,133	$807,741
Electronic Systems
Military and space	$(4,251)	$385,626	$389,877
Commercial aerospace	(2,620)	54,099	56,719
Industrial	3,290	27,309	24,019
Total	$(3,581)	$467,034	$470,615
Structural Systems
Military and space	$5,279	$130,798	$125,519
Commercial aerospace	694	212,301	211,607
Total	$5,973	$343,099	$337,126

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	April 3,	December 31,
	2021	2020
Total debt, including long-term portion	$313.0	$320.6
Weighted-average interest rate on debt	3.16%	3.59%
Term Loans interest rate	3.23%	3.81%
Cash and cash equivalents	$17.0	$56.5
Unused Revolving Credit Facility	$79.8	$74.8
In December 2019, we completed the refinancing of a portion of our existing debt by entering into a new revolving credit facility (“2019 Revolving Credit Facility”) to replace the then existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”) and entered into a new term loan (“2019 Term Loan”). The 2019 Revolving Credit Facility is a $100.0 million senior secured revolving credit facility that will mature on December 20, 2024, replacing the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The 2019 Term Loan is a $140.0 million senior secured term loan that will mature on December 20, 2024. We also have an existing $240.0 million senior secured term loan that was entered into in November 2018 that will mature on November 21, 2025 (“2018 Term Loan”). The original amounts available under the 2019 Revolving Credit Facility, 2019 Term Loan, and 2018 Term Loan (collectively, the “Credit Facilities”) in aggregate, totaled $480.0 million. We are required to make installment payments of 1.25% of the original outstanding principal balance of the 2019 Term Loan amount on a quarterly basis, on the last day of the calendar quarter. We made the mandatory quarterly principal prepayment under the 2019 Term Loan during the three months ended April 3, 2021 of $1.8 million. In addition, if we meet the annual excess cash flow threshold, we are required to make an annual additional principal payment on the 2018 Term Loan based on the consolidated adjusted leverage ratio. During the first quarter of 2021, we made the required 2020 annual excess cash flow principal payment of $0.9 million. Further, the undrawn portion of the commitment of the 2019 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio. As of April 3, 2021, we were in compliance with all covenants required under the Credit Facilities. See Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
We drew down $50.0 million on the 2019 Revolving Credit Facility during the first quarter of 2020 to hold as cash on hand, $25.0 million of which was repaid during the fourth quarter of 2020. We made net voluntary prepayments of $5.0 million on the 2019 Revolving Credit Facility during the first quarter of 2021.
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
We expect to spend a total of $16.0 million to $18.0 million for capital expenditures in 2021 (excluding capital expenditures we will spend to restore the manufacturing capabilities related to our Guaymas performance center that was severely damaged by fire in June 2020), financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of a wider range of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies. However, some portion of the expected capital expenditures in 2021 could be delayed as a result of the COVID-19 pandemic.
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
Cash Flow Summary
Net cash used in operating activities for the three months ended April 3, 2021 was $23.4 million, compared to $12.0 million for the three months ended March 28, 2020. The higher cash used in operating activities during the first three months of 2021 was due to higher contract assets, lower accrued and other liabilities, and higher inventories, partially offset by higher accounts payable.
Net cash used in investing activities was $4.5 million for the three months ended April 3, 2021, compared to $3.7 million in the three months ended March 28, 2020. The higher net cash used during the first three months of 2021 compared to the prior year period was due to higher purchases of property and equipment.
Net cash used in financing activities was $11.6 million for the three months ended April 3, 2021, compared to net cash provided by financing activities of $41.7 million for the three months ended March 28, 2020. The higher net cash used in financing activities during the first three months of 2021 was mainly due to lower net draw downs on the 2019 Revolving Credit Facility, partially offset by lower repayments of term loans.
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
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended April 3, 2021.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At April 3, 2021, we had total borrowings of $313.0 million under our Credit Facilities.
The 2019 Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 1.50% to 2.50% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio.
The 2019 Revolving Credit Facility bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.50% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), and concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2020 for a discussion of our risk factors. There have been no material changes during the three months ended April 3, 2021 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2020.

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
3.3 Bylaws as amended and restated on March 19, 2013. Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 22, 2013.
3.4 Amendment to Bylaws dated January 5, 2017. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 9, 2017.
3.5 Amendment to Bylaws dated February 21, 2018. Incorporated by reference to Exhibit 3.1 to Form 8-K dated February 26, 2018.
3.6 Amendment to Bylaws dated March 5, 2021. Incorporated by reference to Exhibit 3.1 to Form 8-K dated March 8, 2021.
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
*10.4 2020 Employee Stock Incentive Plan. Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14a, filed on March 20, 2020.
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

Exhibit
No.        Description
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

Date: May 4, 2021	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2021	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Chief Financial Officer, Controller and Treasurer
(Principal Financial and Principal Accounting Officer)