Form 10-Q
period 2021-07-03
DUCOMMUN INC /DE/
filed 2021-08-12
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2021, the registrant had 11,920,322 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	July 3, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$12,002	$56,466
Accounts receivable, net (allowance for credit losses of $1,478 and $1,552 at July 3, 2021 and December 31, 2020, respectively	66,745	58,025
Contract assets	172,938	154,028
Inventories	144,604	129,223
Production cost of contracts	8,026	6,971
Other current assets	6,313	5,571
Total Current Assets	410,628	410,284
Property and equipment, net of accumulated depreciation of $174,411 and $169,742 at July 3, 2021 and December 31, 2020, respectively	109,046	109,990
Operating Lease Right-of-Use Assets	14,957	16,348
Goodwill	170,830	170,830
Intangibles, Net	118,237	124,744
Deferred Income Taxes	33	33
Other Assets	5,348	5,118
Total Assets	$829,079	$837,347
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$66,545	$63,980
Contract liabilities	21,870	28,264
Accrued and other liabilities	35,153	40,526
Operating lease liabilities	3,043	3,132
Current portion of long-term debt	7,000	7,000
Total Current Liabilities	133,611	142,902
Long-Term Debt, Less Current Portion	297,691	311,922
Non-Current Operating Lease Liabilities	13,078	14,555
Deferred Income Taxes	17,994	16,992
Other Long-Term Liabilities	21,235	21,642
Total Liabilities	483,609	508,013
Commitments and Contingencies (Notes 6, 8)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,894,807 and 11,728,212 shares issued and outstanding at July 3, 2021 and December 31, 2020, respectively	119	117
Additional paid-in capital	97,616	97,090
Retained earnings	256,845	241,727
Accumulated other comprehensive loss	(9,110)	(9,600)
Total Shareholders’ Equity	345,470	329,334
Total Liabilities and Shareholders’ Equity	$829,079	$837,347
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net Revenues	$160,192	$147,309	$317,343	$320,784
Cost of Sales	123,410	114,641	247,461	251,312
Gross Profit	36,782	32,668	69,882	69,472
Selling, General and Administrative Expenses	23,690	21,982	46,180	45,160
Restructuring Charges	—	661	—	661
Operating Income	13,092	10,025	23,702	23,651
Interest Expense	(2,857)	(3,721)	(5,663)	(7,967)
Income Before Taxes	10,235	6,304	18,039	15,684
Income Tax Expense	1,812	1,214	2,921	2,664
Net Income	$8,423	$5,090	$15,118	$13,020
Earnings Per Share
Basic earnings per share	$0.71	$0.44	$1.28	$1.12
Diluted earnings per share	$0.69	$0.43	$1.23	$1.10
Weighted-Average Number of Common Shares Outstanding
Basic	11,878	11,665	11,834	11,638
Diluted	12,248	11,828	12,248	11,845
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net Income	$8,423	$5,090	$15,118	$13,020
Other Comprehensive Income, Net of Tax:
Amortization of actuarial loss and prior service costs, net of tax of $77 and $59 for the three months ended July 3, 2021 and June 27, 2020, respectively and $153 and $118 for the six months ended July 3, 2021 and June 27, 2020, respectively	245	188	490	378
Change in unrealized gains and losses on cash flow hedges, net of tax of zero and $31 for the three months ended July 3, 2021 and June 27, 2020, respectively and zero and $57 for the six months ended July 3, 2021 and June 27, 2020, respectively	—	76	—	162
Other Comprehensive Income, Net of Tax	245	264	490	540
Comprehensive Income	$8,668	$5,354	$15,608	$13,560
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2019	11,572,668	$116	$88,399	$212,553	$(8,268)	$292,800
Net income	—	—	—	7,930	—	7,930
Other comprehensive income, net of tax	—	—	—	—	276	276
Employee stock purchase plan	27,104	—	1,112	—	—	1,112
Stock options exercised	1,569	—	39	—	—	39
Stock awards vested	86,523	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(39,247)	(1)	(2,008)	—	—	(2,009)
Stock-based compensation	—	—	2,279	—	—	2,279
Balance at March 28, 2020	11,648,617	116	89,820	220,483	(7,992)	302,427
Net income	—	—	—	5,090	—	5,090
Other comprehensive income, net of tax	—	—	—	—	264	264
Employee stock purchase plan	—	—	—	—	—	—
Stock options exercised	9,201	—	231	—	—	231
Stock awards vested	45,363	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(20,050)	—	(655)	—	—	(655)
Stock-based compensation	—	—	2,250	—	—	2,250
Balance at June 27, 2020	11,683,131	$117	$91,645	$225,573	$(7,728)	$309,607

Balance at December 31, 2020	11,728,212	$117	$97,090	$241,727	$(9,600)	$329,334
Net income	—	—	—	6,695	—	6,695
Other comprehensive income, net of tax	—	—	—	—	245	245
Employee stock purchase plan	31,580	—	1,558	—	—	1,558
Stock options exercised	17,872	—	610	—	—	610
Stock awards vested	178,827	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(106,894)	(1)	(6,004)	—	—	(6,005)
Stock-based compensation	—	—	3,133	—	—	3,133
Balance at April 3, 2021	11,849,597	118	96,385	248,422	(9,355)	335,570
Net income	—	—	—	8,423	—	8,423
Other comprehensive income, net of tax	—	—	—	—	245	245
Employee stock purchase plan	—	—	—	—	—	—
Stock options exercised	13,655	—	510	—	—	510
Stock awards vested	65,181	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(33,626)	—	(1,887)	—	—	(1,887)
Stock-based compensation	—	—	2,609	—	—	2,609
Balance at July 3, 2021	11,894,807	$119	$97,616	$256,845	$(9,110)	$345,470
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash Flows from Operating Activities
Net Income	$15,118	$13,020
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	13,908	14,663
Non-cash operating lease cost	1,563	1,554
Stock-based compensation expense	5,742	4,529
Deferred income taxes	1,002	2,087
Recovery of credit losses	(74)	(3)
Other	357	388
Changes in Assets and Liabilities:
Accounts receivable	(8,646)	(382)
Contract assets	(18,910)	(16,207)
Inventories	(15,381)	(16,127)
Production cost of contracts	(1,558)	1,014
Other assets	(1,147)	1,139
Accounts payable	3,475	(14,063)
Contract liabilities	(6,394)	12,565
Operating lease liabilities	(1,566)	(1,391)
Accrued and other liabilities	(5,307)	(6,176)
Net Cash Used in Operating Activities	(17,818)	(3,390)
Cash Flows from Investing Activities
Purchases of property and equipment	(7,367)	(5,002)
Proceeds from sale of assets	531	—
Post closing cash received from the acquisition of Nobles Worldwide, Inc., net	—	190
Net Cash Used in Investing Activities	(6,836)	(4,812)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	20,000	65,900
Repayments of senior secured revolving credit facility	(30,000)	(15,900)
Repayments of term loans	(4,426)	(9,112)
Repayments of other debt	(170)	(160)
Net cash paid upon issuance of common stock under stock plans	(5,214)	(1,282)
Net Cash (Used in) Provided by Financing Activities	(19,810)	39,446
Net (Decrease) Increase in Cash and Cash Equivalents	(44,464)	31,244
Cash and Cash Equivalents at Beginning of Period	56,466	39,584
Cash and Cash Equivalents at End of Period	$12,002	$70,828
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended July 3, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.
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

Supplemental Cash Flow Information

	(Dollars in thousands)
	Six Months Ended
	July 3, 2021	June 27, 2020
Interest paid	$5,132	$6,114
Taxes paid, net	$1,584	$495
Non-cash activities:
Purchases of property and equipment not paid	$1,567	$1,914
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$8,423	$5,090	$15,118	$13,020
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,878	11,665	11,834	11,638
Dilutive potential common shares	370	163	414	207
Diluted weighted-average common shares outstanding	12,248	11,828	12,248	11,845
Earnings per share
Basic	$0.71	$0.44	$1.28	$1.12
Diluted	$0.69	$0.43	$1.23	$1.10
Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Stock options and stock units	7	450	67	352
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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended July 3, 2021.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. As of July 3, 2021, we had no derivative instruments as our cash flow hedges matured in the second quarter of 2020.
Inventories
Inventories are stated at the lower of cost or net realizable value with cost being determined using a moving average cost basis for raw materials and actual cost for work-in-process and finished goods. The majority of our inventory is charged to cost of sales as raw materials are placed into production. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle performance center expense, freight, handling costs, and wasted materials (spoilage) incurred. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. The majority of our revenues are recognized over time, however, for revenue contracts where revenue is recognized using the point in time method, inventory is not reduced until it is shipped or transfer of control to the customer has occurred. Our ending inventory consists of raw materials, work-in-process, and finished goods.
Restructuring Charges
In May 2020, management approved and commenced a restructuring plan in the Structural Systems segment mainly to reduce headcount in response to the impact from the COVID-19 pandemic on commercial aerospace demand outlook. We completed the restructuring plan as of December 31, 2020. We recorded an aggregate total of zero and $0.7 million for severance and benefits costs which were charged to restructuring charges during the three and six months ended July 3, 2021 and June 27, 2020, respectively.
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
Net cumulative catch up adjustments on gross profit recorded were not material for both the three and six months ended July 3, 2021 and June 27, 2020.
Payments under long-term contracts may be received before or after revenue is recognized. When revenue is recognized before we bill our customer, a contract asset is created for the work performed but not yet billed. Similarly, when we receive payment before we ship our products to our customer, a contract liability is created for the advance or progress payment.
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the condensed consolidated balance sheets. As of July 3, 2021 and December 31, 2020, provision for estimated losses on contracts were $2.0 million and $2.3 million, respectively.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of July 3, 2021 and December 31, 2020, production cost of contracts were $8.0 million and $7.0 million, respectively.
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

Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	July 3, 2021	December 31, 2020
Contract assets	$172,938	$154,028
Contract liabilities	$21,870	$28,264
The increase in our contract assets as of July 3, 2021 compared to December 31, 2020 was primarily due to a net increase of products in work in process and finished goods in the current period.
The decrease in our contract liabilities as of July 3, 2021 compared to December 31, 2020 was primarily due to a net decrease of advance or progress payments received from our customers in the current period. We recognized $12.1 million of the contract liabilities as of December 31, 2020 as revenues during the six months ended July 3, 2021.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of July 3, 2021 totaled $728.9 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2022 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Six Months Ended
	July 3 2021	June 27, 2020	July 3 2021	June 27, 2020
Consolidated Ducommun
Military and space	$113,008	$94,522	$227,135	$196,421
Commercial aerospace	37,577	39,635	72,954	100,217
Industrial	9,607	13,152	17,254	24,146
Total	$160,192	$147,309	$317,343	$320,784

Electronic Systems
Military and space	$80,755	$69,166	$162,488	$143,483
Commercial aerospace	12,435	9,632	22,159	22,441
Industrial	9,607	13,152	17,254	24,146
Total	$102,797	$91,950	$201,901	$190,070

Structural Systems
Military and space	$32,253	$25,356	$64,647	$52,938
Commercial aerospace	25,142	30,003	50,795	77,776
Total	$57,395	$55,359	$115,442	$130,714
Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2021
In October 2020, the FASB issued ASU 2020-10, “Codification Improvements” (“ASU 2020-10”), which affects a wide variety of Topics in the Accounting Standards Codification (“Codification”). ASU 2020-10, among other things, contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Many of the amendments arose as the FASB provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section (Section 45) of the Codification. Those amendments are not expected to change current practice. The new guidance is effective for fiscal years beginning after December 15, 2020, which was our interim period beginning January 1, 2021. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which removes disclosures that no longer are considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, which was our interim period beginning January 1, 2021. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
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

Note 2. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	July 3, 2021	December 31, 2020
Raw materials and supplies	$125,998	$107,983
Work in process	14,164	15,895
Finished goods	4,442	5,345
Total	$144,604	$129,223

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

For our most recent annual goodwill impairment test of our Electronic Systems reporting unit as of the first day of the fourth quarter of 2020, we used a qualitative assessment and determined it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. For our most recent annual goodwill impairment test of our Structural Systems reporting unit as of the first day of the fourth quarter of 2020, we performed a step one goodwill impairment test where the fair value of our Structural Systems reporting unit exceeded its carrying value by 69% and thus, goodwill was not deemed to be impaired. While our business continues to be negatively impacted during the three and six months ended July 3, 2021 as a result of the COVID-19 pandemic, no material adverse factors/changes have occurred since the fourth quarter of 2020 that would require us to perform another qualitative assessment. As such, for the second quarter of 2021, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$53,395	$252,552
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2020	$117,435	$53,395	$170,830
Balance at July 3, 2021	$117,435	$53,395	$170,830

Note 4. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	July 3, 2021	December 31, 2020
Accrued compensation	$22,297	$28,432
Accrued income tax and sales tax	466	80
Other	12,390	12,014
Total	$35,153	$40,526

Note 5. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	July 3, 2021	December 31, 2020
Term loans	$291,212	$295,638
Revolving credit facility	15,000	25,000
Total debt	306,212	320,638
Less current portion	7,000	7,000
Total long-term debt, less current portion	299,212	313,638
Less debt issuance costs - term loans	1,521	1,716
Total long-term debt, net of debt issuance costs - term loans	$297,691	$311,922
Debt issuance costs - revolving credit facility (1)	$1,326	$1,515
Weighted-average interest rate	3.23%	3.59%
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
The 2019 Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 1.50% to 2.50% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the 2019 Term Loan requires installment payments of 1.25% of the original outstanding principal balance of the 2019 Term Loan amount on a quarterly basis, on the last day of the calendar quarter. For the three and six months ended July 3, 2021, we made the required quarterly payments totaling $1.8 million and $3.5 million, respectively.
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
Further, under the Credit Facilities, if we exceed the annual excess cash flow threshold, we are required to make an annual additional principal payment based on the consolidated adjusted leverage ratio. The annual mandatory excess cash flow payment is based on (i) 50% of the excess cash flow amount if the adjusted leverage ratio is greater than 3.25 to 1.0, (ii) 25% of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 3.25 to 1.0 but greater than 2.50 to 1.0, and (iii) zero percent of the excess cash flow amount if the consolidated adjusted leverage ratio is less than or equal to 2.50 to 1.0. During the first quarter of 2021, we made the required 2020 annual excess cash flow payment of $0.9 million. As of July 3, 2021, we were in compliance with all covenants required under the Credit Facilities.
During the three and six months ended July 3, 2021, we made net voluntary prepayments totaling $5.0 million and $10.0 million, respectively, on the 2019 Revolving Credit Facility.
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
As of July 3, 2021, we had $84.8 million of unused borrowing capacity under the 2019 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
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

Note 7. Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily due to research and development (“R&D”) tax credits. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of R&D tax credits, valuation allowances against deferred tax assets, recognition or derecognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. Also, excess tax benefits and tax detriments related to our equity compensation recognized in the condensed consolidated income statement could result in fluctuations in our effective tax rate period-over-period depending on the volatility of our stock price, number of restricted or performance stock units that vests, and stock options exercised during the period. We recognize deferred tax assets and liabilities, using enacted tax rates, for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce our valuation allowances against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period when that determination is made.
We recorded income tax expense of $1.8 million for the three months ended July 3, 2021 compared to $1.2 million for the three months ended June 27, 2020. The increase in income tax expense for the second quarter of 2021 compared to the second quarter of 2020 was primarily due to higher pre-tax income for the second quarter of 2021 compared to the second quarter of 2020. The increase in income tax expense was partially offset by higher discrete tax benefits recognized in the second quarter of 2021 for net tax windfalls related to stock-based compensation and changes in net deferred tax liabilities.
We recorded income tax expense of $2.9 million for the six months ended July 3, 2021, compared to $2.7 million for the six months ended June 27, 2020. The increase in income tax expense for the first six months of 2021 compared to the first six months of 2020 was primarily due to higher pre-tax income for the first six months of 2021 compared to the first six months of 2020. The increase in income tax expense was partially offset by higher discrete tax benefits recognized in the first six months of 2021 for net tax windfalls related to stock-based compensation.
On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (“Rescue Plan”) aimed at mitigating the continuing effects of the COVID-19 pandemic. We considered the provisions of the Rescue Plan and determined they do not have a material impact on our income taxes.
Our total amount of unrecognized tax benefits was $4.2 million and $4.1 million as of July 3, 2021 and December 31, 2020, respectively. If recognized, $2.5 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of July 3, 2021 and December 31, 2020 were not significant. We do not expect the total amount of unrecognized tax benefits to increase or decrease by a material amount in the next twelve months.
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

Note 8. Commitments and Contingencies
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court of California, County of San Bernardino. We received service of process of this complaint on January 28, 2021. The complaint alleges violations of California’s wage and hour laws relating to our current and former employees and seeks attorney’s fees and penalties. We believe these claims are baseless, are without merit and intend to vigorously defend against them. We do not currently have enough information to make a reasonable estimate as to the likelihood or amount of loss, or a range of reasonably possible losses as a result of this claim, so there has been no related accrual for estimated liability recorded as of July 3, 2021.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both July 3, 2021 and December 31, 2020, which is reflected in other long-term liabilities on our condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million at both July 3, 2021 and December 31, 2020, which is reflected in other long-term liabilities on our condensed consolidated balance sheets. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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
Our insurance covers damage to the facility, equipment, unfinished inventory, and other assets at replacement cost, finished goods inventory at selling price, as well as business interruption, third party property damage, and recovery related expenses caused by the fire, less our per claim deductible. The anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. The anticipated insurance recoveries in excess of net book value of the damaged operating assets and business interruption will not be recorded until all contingencies related to our claim have been resolved. During the year ended December 31, 2020, $0.8 million of revenue and $0.5 million of related cost of sales were reversed for revenue previously recognized using the over time method as the revenue recognition process for these items were deemed to be interrupted as a result of these inventory items being damaged. Also during the year ended December 31, 2020, we wrote off property and equipment and tooling with an aggregate total net book value of $7.1 million and inventory on hand of $3.4 million that were damaged by the fire. The related anticipated insurance recoveries were also presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact, with the anticipated insurance recoveries receivable included as part of other current assets on the condensed consolidated balance sheets. As of July 3, 2021, $13.5 million of general insurance recoveries have been received to date. The timing of and the remaining amounts of insurance recoveries, including for business interruption, are not known at this time.
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

Financial information by reportable operating segment was as follows:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net Revenues
Electronic Systems	$102,797	$91,950	$201,901	$190,070
Structural Systems	57,395	55,359	115,442	130,714
Total Net Revenues	$160,192	$147,309	$317,343	$320,784
Segment Operating Income
Electronic Systems	$14,375	$10,438	$26,866	$25,560
Structural Systems	5,592	6,214	10,720	11,604
	19,967	16,652	37,586	37,164
Corporate General and Administrative Expenses (1)	(6,875)	(6,627)	(13,884)	(13,513)
Operating Income	$13,092	$10,025	$23,702	$23,651
Depreciation and Amortization Expenses
Electronic Systems	$3,426	$3,524	$6,849	$7,099
Structural Systems	3,501	3,739	6,941	7,428
Corporate Administration	59	64	118	136
Total Depreciation and Amortization Expenses	$6,986	$7,327	$13,908	$14,663
Capital Expenditures
Electronic Systems	$1,277	$2,117	$1,901	$2,932
Structural Systems	2,567	467	4,556	2,604
Corporate Administration	—	—	—	—
Total Capital Expenditures	$3,844	$2,584	$6,457	$5,536
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(Dollars in thousands)
	July 3, 2021	December 31, 2020
Total Assets
Electronic Systems	$486,124	$448,606
Structural Systems	324,131	325,604
Corporate Administration (1)	18,824	63,137
Total Assets	$829,079	$837,347
Goodwill and Intangibles
Electronic Systems	$196,433	$201,077
Structural Systems	92,634	94,497
Total Goodwill and Intangibles	$289,067	$295,574
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
COVID-19 Pandemic Impact on Our Business
The COVID-19 pandemic has had a significant impact on our overall business during the three and six months ended July 3, 2021. As a result of the COVID-19 pandemic, precautionary measures were instituted by governments and businesses to mitigate its spread, including the imposition of travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses.
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
In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provides tax relief to individuals and businesses affected by the coronavirus pandemic. We have not requested or accepted any loans or payments that are available under the CARES Act, however, we have exercised the option to defer payment of the employer portion of payroll taxes (Social Security) that would otherwise be required to be made during the period beginning March 27, 2020 to December 31, 2020. One half of the deferred amount is required to be paid by December 31, 2021, with the remaining 50% to be paid by December 31, 2022. As of July 3, 2021, we have deferred $6.1 million, which is included as part of accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.
The COVID-19 pandemic has and continues to contribute to a general slowdown in the global economy and specifically, the commercial aerospace end-use market. In 2020, both major large aircraft manufacturers, The Boeing Company (“Boeing”) and Airbus SE, announced lower build rates for the near and medium future. In its 2020 Annual Report on Form 10-K, Boeing indicated it expects it will take approximately three years for worldwide travel to return to 2019 levels and a few years beyond that for the industry to return to a long-term trend growth of five percent. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty at this time, COVID-19 has had a significant impact on our business, the businesses of our customers and suppliers, as well as our results of operations and financial condition, and may have a material adverse impact on our business, results of operations and financial condition for the remainder of 2021 and beyond.
Second quarter 2021 recap:
•Revenues of $160.2 million
•Net income of $8.4 million, or $0.69 per diluted share
•Adjusted EBITDA of $23.4 million, or 14.6% of revenues
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, and Guaymas fire related expenses (“Adjusted EBITDA”) were $23.4 million and $20.3 million for the three months ended July 3, 2021 and June 27, 2020, respectively.
When viewed with our financial results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and accompanying reconciliations, we believe Adjusted EBITDA provides additional useful information that clarifies and enhances the understanding of the factors and trends affecting our past performance and future prospects. We define this measure, explain how it is calculated and provide a reconciliation of this measure to the most comparable GAAP measure in the table below. Adjusted EBITDA and the related financial ratios, as presented in this Quarterly Report on Form 10-Q (“Form 10-Q”), are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as measures of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.
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

Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$8,423	$5,090	$15,118	$13,020
Interest expense	2,857	3,721	5,663	7,967
Income tax expense	1,812	1,214	2,921	2,664
Depreciation	3,475	3,552	6,898	6,988
Amortization	3,511	3,775	7,010	7,675
Stock-based compensation expense	2,609	2,250	5,742	4,529
Restructuring charges	—	661	—	661
Guaymas fire related expenses	692	—	1,167	—
Adjusted EBITDA	$23,379	$20,263	$44,519	$43,504
% of net revenues	14.6%	13.8%	14.0%	13.6%

Results of Operations
Second Quarter of 2021 Compared to Second Quarter of 2020
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended				(Dollars in thousands, except per share data) Six Months Ended
	July 3, 2021	% of Net Revenues	June 27, 2020	% of Net Revenues	July 3, 2021	% of Net Revenues	June 27, 2020	% of Net Revenues
Net Revenues	$160,192	100.0%	$147,309	100.0%	$317,343	100.0%	$320,784	100.0%
Cost of Sales	123,410	77.0%	114,641	77.8%	247,461	78.0%	251,312	78.3%
Gross Profit	36,782	23.0%	32,668	22.2%	69,882	22.0%	69,472	21.7%
Selling, General and Administrative Expenses	23,690	14.8%	21,982	15.0%	46,180	14.5%	45,160	14.1%
Restructuring Charges	—	—%	661	0.4%	—	—%	661	0.2%
Operating Income	13,092	8.2%	10,025	6.8%	23,702	7.5%	23,651	7.4%
Interest Expense	(2,857)	(1.8)%	(3,721)	(2.5)%	(5,663)	(1.8)%	(7,967)	(2.5)%
Income Before Taxes	10,235	6.4%	6,304	4.3%	18,039	5.7%	15,684	4.9%
Income Tax Expense	1,812	nm	1,214	nm	2,921	nm	2,664	nm
Net Income	$8,423	5.3%	$5,090	3.5%	$15,118	4.8%	$13,020	4.1%

Effective Tax Rate	17.7%	nm	19.3%	nm	16.2%	nm	17.0%	nm
Diluted Earnings Per Share	$0.69	nm	$0.43	nm	$1.23	nm	$1.10	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three and six months ended July 3, 2021 and June 27, 2020, respectively, were as follows:

	Three Months Ended					Six Months Ended
		(Dollars in thousands)		% of Net Revenues			(Dollars in thousands)		% of Net Revenues
	Change	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	Change	July 3 2021	June 27, 2020	July 3 2021	June 27, 2020
Consolidated Ducommun
Military and space	$18,486	$113,008	$94,522	70.5%	64.2%	$30,714	$227,135	$196,421	71.6%	61.2%
Commercial aerospace	(2,058)	37,577	39,635	23.5%	26.9%	(27,263)	72,954	100,217	23.0%	31.3%
Industrial	(3,545)	9,607	13,152	6.0%	8.9%	(6,892)	17,254	24,146	5.4%	7.5%
Total	$12,883	$160,192	$147,309	100.0%	100.0%	$(3,441)	$317,343	$320,784	100.0%	100.0%

Electronic Systems
Military and space	$11,589	$80,755	$69,166	78.6%	75.2%	$19,005	$162,488	$143,483	80.5%	75.5%
Commercial aerospace	2,803	12,435	9,632	12.1%	10.5%	(282)	22,159	22,441	11.0%	11.8%
Industrial	(3,545)	9,607	13,152	9.3%	14.3%	(6,892)	17,254	24,146	8.5%	12.7%
Total	$10,847	$102,797	$91,950	100.0%	100.0%	$11,831	$201,901	$190,070	100.0%	100.0%

Structural Systems
Military and space	$6,897	$32,253	$25,356	56.2%	45.8%	$11,709	$64,647	$52,938	56.0%	40.5%
Commercial aerospace	(4,861)	25,142	30,003	43.8%	54.2%	(26,981)	50,795	77,776	44.0%	59.5%
Total	$2,036	$57,395	$55,359	100.0%	100.0%	$(15,272)	$115,442	$130,714	100.0%	100.0%
Net revenues for the three months ended July 3, 2021 were $160.2 million, compared to $147.3 million for the three months ended June 27, 2020. The year-over-year increase was primarily due to the following:
•$18.5 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms and various missile platforms; partially offset by
•$2.1 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms.
Net revenues for the six months ended July 3, 2021 were $317.3 million, compared to $320.8 million for the six months ended June 27, 2020. The year-over-year decrease was primarily due to the following:
•$27.3 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms and regional and business aircraft platforms; and
•$6.9 million lower revenues in our industrial end-use markets; partially offset by
•$30.7 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms, various missile platforms, and other military and space platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Boeing Company	9.0%	12.6%	8.2%	10.4%
Lockheed Martin Corporation	4.6%	5.6%	4.9%	4.8%
Northrop Grumman Corporation	7.4%	5.3%	6.7%	5.5%
Raytheon Technologies Corporation	22.2%	21.7%	22.4%	19.9%
Total top ten customers (1)	61.3%	60.4%	59.7%	56.8%
(1)Includes The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), and Raytheon Technologies Corporation (“Raytheon”).

Boeing, Lockheed, Northrop, and Raytheon represented the following percentages of total accounts receivable:

	July 3, 2021	December 31, 2020
Boeing	4.9%	4.8%
Lockheed	1.6%	2.4%
Northrop	6.9%	12.3%
Raytheon	19.5%	15.0%
The net revenues and accounts receivable from Boeing, Lockheed, Northrop, and Raytheon are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues increased year-over-year with the three months ended July 3, 2021 of 23.0%, compared to the three months ended June 27, 2020 of 22.2% primarily due to favorable manufacturing volume.
Gross profit as a percentage of net revenues increased year-over-year with the six months ended July 3, 2021 of 22.0%, compared to the six months ended June 27, 2020 of 21.7% primarily due to favorable product mix and lower compensation and benefits costs, partially offset by unfavorable manufacturing volume.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $1.7 million year-over-year in the three months ended July 3, 2021 compared to the three months ended June 27, 2020 primarily due to higher compensation and benefits costs of $1.7 million.
SG&A expenses increased $1.0 million year-over-year in the six months ended July 3, 2021 compared to the six months ended June 27, 2020 primarily due to higher compensation and benefits costs of $1.9 million, partially offset by lower professional services fees of $0.6 million.
Interest Expense
Interest expense decreased $0.9 million and $2.3 million in the three and six months ended July 3, 2021, respectively, compared to the three and six months ended June 27, 2020 due to lower interest rates and a lower outstanding debt balance.
Income Tax Expense
We recorded income tax expense of $1.8 million for the three months ended July 3, 2021, compared to $1.2 million for the three months ended June 27, 2020. The increase in income tax expense for the second quarter of 2021 compared to the second quarter of 2020 was primarily due to higher pre-tax income for the second quarter of 2021 compared to the second quarter of 2020. The increase in income tax expense was partially offset by higher discrete tax benefits recognized in the second quarter of 2021 for net tax windfalls related to stock-based compensation and changes in net deferred tax liabilities.
We recorded income tax expense of $2.9 million for the six months ended July 3, 2021, compared to $2.7 million for the six months ended June 27, 2020. The increase in income tax expense for the first six months of 2021 compared to the first six months of 2020 was primarily due to higher pre-tax income for the first six months of 2021 compared to the first six months of 2020. The increase in income tax expense was partially offset by higher discrete tax benefits recognized in the first six months of 2021 for net tax windfalls related to stock-based compensation.
On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (“Rescue Plan”) aimed at mitigating the continuing effects of the COVID-19 pandemic. We considered the provisions of the Rescue Plan and determined they do not have a material impact on our income taxes.
Our total amount of unrecognized tax benefits was $4.2 million and $4.1 million as of July 3, 2021 and December 31, 2020, respectively. If recognized, $2.5 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of July 3, 2021 and December 31, 2020 were not significant. We do not expect the total amount of unrecognized tax benefits to increase or decrease by a material amount in the next twelve months.
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
Net Income and Earnings per Share
Net income and earnings per share for the three months ended July 3, 2021 were $8.4 million, or $0.69 per diluted share, compared to $5.1 million, or $0.43 per diluted share, for the three months ended June 27, 2020. The increase in net income for the three months ended July 3, 2021 compared to the three months ended June 27, 2020 was primarily due to $4.1 million of higher gross profit as a result of higher revenues, partially offset by higher SG&A expenses of $1.7 million.
Net income and earnings per share for the six months ended July 3, 2021 were $15.1 million, or $1.23 per diluted share, compared to $13.0 million, or $1.10 per diluted share, for the six months ended June 27, 2020. The increase in net income for the six months ended July 3, 2021 compared to the six months ended June 27, 2020 was primarily due to lower interest expense of $2.3 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and six months ended July 3, 2021 and June 27, 2020:

	Three Months Ended					Six Months Ended
	%	(Dollars in thousands)		% of Net Revenues		%	(Dollars in thousands)		% of Net Revenues
	Change	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	Change	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net Revenues
Electronic Systems	11.8%	$102,797	$91,950	64.2%	62.4%	6.2%	$201,901	$190,070	63.6%	59.3%
Structural Systems	3.7%	57,395	55,359	35.8%	37.6%	(11.7)%	115,442	130,714	36.4%	40.7%
Total Net Revenues	8.7%	$160,192	$147,309	100.0%	100.0%	(1.1)%	$317,343	$320,784	100.0%	100.0%
Segment Operating Income
Electronic Systems		$14,375	$10,438	14.0%	11.4%		$26,866	$25,560	13.3%	13.4%
Structural Systems		5,592	6,214	9.7%	11.2%		10,720	11,604	9.3%	8.9%
		19,967	16,652				37,586	37,164
Corporate General and Administrative Expenses (1)		(6,875)	(6,627)	(4.3)%	(4.5)%		(13,884)	(13,513)	(4.4)%	(4.2)%
Total Operating Income		$13,092	$10,025	8.2%	6.8%		$23,702	$23,651	7.5%	7.4%
Adjusted EBITDA
Electronic Systems
Operating Income		$14,375	$10,438				$26,866	$25,560
Depreciation and Amortization		3,426	3,524				6,849	7,099
Restructuring Charges		—	28				—	28
		17,801	13,990	17.3%	15.2%		33,715	32,687	16.7%	17.2%
Structural Systems
Operating Income		5,592	6,214				10,720	11,604
Depreciation and Amortization		3,501	3,739				6,941	7,428
Restructuring Charges		—	633				—	633
Guaymas fire related expenses		692	—				1,167	—
		9,785	10,586	17.0%	19.1%		18,828	19,665	16.3%	15.0%
Corporate General and Administrative Expenses (1)
Operating Loss		(6,875)	(6,627)				(13,884)	(13,513)
Depreciation and Amortization		59	64				118	136
Stock-Based Compensation Expense		2,609	2,250				5,742	4,529
		(4,207)	(4,313)				(8,024)	(8,848)
Adjusted EBITDA		$23,379	$20,263	14.6%	13.8%		$44,519	$43,504	14.0%	13.6%
Capital Expenditures
Electronic Systems		$1,277	$2,117				$1,901	$2,932
Structural Systems		2,567	467				4,556	2,604
Corporate Administration		—	—				—	—
Total Capital Expenditures		$3,844	$2,584				$6,457	$5,536
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Electronic Systems
Electronic Systems net revenues in the three months ended July 3, 2021 compared to the three months ended June 27, 2020 increased $10.8 million primarily due to the following:
•$11.6 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms and other military and space platforms; and
•$2.8 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms.

Electronic Systems net revenues in the six months ended July 3, 2021 compared to the six months ended June 27, 2020 increased $11.8 million primarily due to the following:
•$19.0 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms and other military and space platforms; partially offset by
•$0.3 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms and regional and business aircraft platforms, partially offset by higher build rates on other commercial aerospace platforms.
Electronic Systems segment operating income in the three months ended July 3, 2021 compared to the three months ended June 27, 2020 increased $3.9 million primarily due to favorable manufacturing volume and favorable product mix.
Electronic Systems segment operating income in the six months ended July 3, 2021 compared to the six months ended June 27, 2020 increased $1.3 million primarily due to favorable manufacturing volume.
Structural Systems
Structural Systems net revenues in the three months ended July 3, 2021 compared to the three months ended June 27, 2020 increased $2.0 million primarily due to the following:
•$6.9 million higher revenues in our military and space end-use markets due to higher build rates on various missile platforms and military rotary-wing aircraft platforms; partially offset by
•$4.9 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms and regional and business aircraft platforms.
Structural Systems net revenues in the six months ended July 3, 2021 compared to the six months ended June 27, 2020 decreased $15.3 million primarily due to the following:
•$27.0 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms and regional and business aircraft platforms; partially offset by
•$11.7 million higher revenues in our military and space end-use markets due to higher build rates on various missile platforms.
The Structural Systems segment operating income in the three months ended July 3, 2021 compared to the three months ended June 27, 2020 decreased $0.6 million primarily due to unfavorable product mix, partially offset by favorable manufacturing volume.
The Structural Systems segment operating income in the six months ended July 3, 2021 compared to the six months ended June 27, 2020 decreased $0.9 million primarily due to unfavorable manufacturing volume, partially offset by favorable product mix and lower compensation and benefits costs.
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
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased by $0.2 million for the three months ended July 3, 2021 compared to the three months ended June 27, 2020 primarily due to higher compensation and benefits costs of $0.6 million.
CG&A expenses increased by $0.4 million for the six months ended July 3, 2021 compared to the six months ended June 27, 2020 primarily due to higher compensation and benefits costs of $1.0 million, partially offset by lower professional services fees of $0.5 million.
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

The increase in backlog was primarily in the industrial end-use markets. $576.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of July 3, 2021 and December 31, 2020:

	(Dollars in thousands)
	Change	July 3, 2021	December 31, 2020
Consolidated Ducommun
Military and space	$(14,639)	$500,757	$515,396
Commercial aerospace	7,918	276,244	268,326
Industrial	13,211	37,230	24,019
Total	$6,490	$814,231	$807,741
Electronic Systems
Military and space	$(7,982)	$381,895	$389,877
Commercial aerospace	(7,030)	49,689	56,719
Industrial	13,211	37,230	24,019
Total	$(1,801)	$468,814	$470,615
Structural Systems
Military and space	$(6,657)	$118,862	$125,519
Commercial aerospace	14,948	226,555	211,607
Total	$8,291	$345,417	$337,126

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	July 3,	December 31,
	2021	2020
Total debt, including long-term portion	$306.2	$320.6
Weighted-average interest rate on debt	3.23%	3.59%
Term Loans interest rate	3.22%	3.81%
Cash and cash equivalents	$12.0	$56.5
Unused Revolving Credit Facility	$84.8	$74.8
In December 2019, we completed the refinancing of a portion of our existing debt by entering into a new revolving credit facility (“2019 Revolving Credit Facility”) to replace the then existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”) and entered into a new term loan (“2019 Term Loan”). The 2019 Revolving Credit Facility is a $100.0 million senior secured revolving credit facility that will mature on December 20, 2024, replacing the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The 2019 Term Loan is a $140.0 million senior secured term loan that will mature on December 20, 2024. We also have an existing $240.0 million senior secured term loan that was entered into in November 2018 that will mature on November 21, 2025 (“2018 Term Loan”). The original amounts available under the 2019 Revolving Credit Facility, 2019 Term Loan, and 2018 Term Loan (collectively, the “Credit Facilities”) in aggregate, totaled $480.0 million. We are required to make installment payments of 1.25% of the original outstanding principal balance of the 2019 Term Loan amount on a quarterly basis, on the last day of the calendar quarter. We made the mandatory quarterly principal prepayment under the 2019 Term Loan during the three and six months ended July 3, 2021 of $1.8 million and $3.5 million, respectively. In addition, if we meet the annual excess cash flow threshold, we are required to make an annual additional principal payment on the 2018 Term Loan based on the consolidated adjusted leverage ratio. During the first quarter of 2021, we made the required 2020 annual excess cash flow principal payment of $0.9 million. Further, the undrawn portion of the commitment of the 2019 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio. As of July 3, 2021, we were in compliance with all covenants required under the Credit Facilities. See Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
During the three and six months ended July 3, 2021, we made net voluntary prepayments totaling $5.0 million and $10.0 million, respectively, on the 2019 Revolving Credit Facility.
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

Cash Flow Summary
Net cash used in operating activities for the six months ended July 3, 2021 was $17.8 million, compared to $3.4 million for the six months ended June 27, 2020. The higher cash used in operating activities during the first six months of 2021 was due to higher contract assets, higher accounts receivable, lower contract liabilities, and lower accrued and other liabilities, partially offset by higher accounts payable.
Net cash used in investing activities was $6.8 million for the six months ended July 3, 2021, compared to $4.8 million in the six months ended June 27, 2020. The higher net cash used during the first six months of 2021 compared to the prior year period was due to higher purchases of property and equipment.
Net cash used in financing activities was $19.8 million for the six months ended July 3, 2021, compared to net cash provided by financing activities of $39.4 million for the six months ended June 27, 2020. The higher net cash used in financing activities during the first six months of 2021 was mainly due to the $50.0 million draw down on the 2019 Revolving Credit Facility during the first quarter of 2020 to hold as cash on hand that did not reoccur in 2021 and lower net draw downs on the 2019 Revolving Credit Facility, partially offset by lower repayments of term loans.
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
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended July 3, 2021.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At July 3, 2021, we had total borrowings of $306.2 million under our Credit Facilities.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2020 for a discussion of our risk factors. There have been no material changes during the three months ended July 3, 2021 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2020.

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
*10.18 Non Qualified Deferred Compensation. Incorporated by reference to Exhibit 4.6 to Form S-8 dated November 26, 2019.
*10.19 Key Executive Severance Agreement between Ducommun Incorporated and Stephen G. Oswald dated January 23, 2017. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 27, 2017.
*10.20 Form of Key Executive Severance Agreement between Ducommun Incorporated and each of the individuals listed below. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 27, 2017. All of the Key Executive Severance Agreements are identical except for the name of the person, the address for notice, and the date of the Agreement:

Executive Officer	Date of Agreement
Jerry L. Redondo	January 23, 2017
Rosalie F. Rogers	January 23, 2017
Rajiv A. Tata	January 24, 2020
Christopher D. Wampler	January 23, 2017
*10.21 Employment Letter Agreement dated January 3, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2017.
*10.22 Separation and Release Agreement dated June 26, 2019 between Ducommun Incorporated and Douglas L. Groves. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 28, 2019.
10.23    Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Richard A. Baldridge	March 19, 2013
Shirley G. Drazba	October 18, 2018
Robert C. Ducommun	December 31, 1985
Dean M. Flatt	November 5, 2009
Jay L. Haberland	February 2, 2009
Sheila G. Kramer	June 1, 2021
Stephen G. Oswald	January 23, 2017
Jerry L. Redondo	October 1, 2015
Rosalie F. Rogers	July 24, 2008
Rajiv A. Tata	January 24, 2020
Christopher D. Wampler	January 1, 2016
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

Date: August 12, 2021	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Chief Financial Officer, Controller and Treasurer
(Principal Financial and Principal Accounting Officer)