Form 10-Q
period 2021-10-02
DUCOMMUN INC /DE/
filed 2021-11-02
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2021, the registrant had 11,923,189 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	October 2, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$8,973	$56,466
Accounts receivable, net (allowance for credit losses of $1,487 and $1,552 at October 2, 2021 and December 31, 2020, respectively	69,805	58,025
Contract assets	182,759	154,028
Inventories	144,179	129,223
Production cost of contracts	7,630	6,971
Other current assets	7,595	5,571
Total Current Assets	420,941	410,284
Property and equipment, net of accumulated depreciation of $177,426 and $169,742 at October 2, 2021 and December 31, 2020, respectively	108,973	109,990
Operating Lease Right-of-Use Assets	17,052	16,348
Goodwill	170,830	170,830
Intangibles, Net	114,984	124,744
Deferred Income Taxes	33	33
Other Assets	4,970	5,118
Total Assets	$837,783	$837,347
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$65,275	$63,980
Contract liabilities	23,274	28,264
Accrued and other liabilities	35,294	40,526
Operating lease liabilities	3,365	3,132
Current portion of long-term debt	7,000	7,000
Total Current Liabilities	134,208	142,902
Long-Term Debt, Less Current Portion	291,038	311,922
Non-Current Operating Lease Liabilities	14,801	14,555
Deferred Income Taxes	18,395	16,992
Other Long-Term Liabilities	20,393	21,642
Total Liabilities	478,835	508,013
Commitments and Contingencies (Notes 6, 8)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,922,399 and 11,728,212 shares issued and outstanding at October 2, 2021 and December 31, 2020, respectively	119	117
Additional paid-in capital	101,265	97,090
Retained earnings	266,429	241,727
Accumulated other comprehensive loss	(8,865)	(9,600)
Total Shareholders’ Equity	358,948	329,334
Total Liabilities and Shareholders’ Equity	$837,783	$837,347
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net Revenues	$163,227	$150,371	$480,570	$471,155
Cost of Sales	127,912	116,906	375,373	368,218
Gross Profit	35,315	33,465	105,197	102,937
Selling, General and Administrative Expenses	21,952	22,093	68,132	67,253
Restructuring Charges	—	1,107	—	1,768
Operating Income	13,363	10,265	37,065	33,916
Interest Expense	(2,770)	(3,101)	(8,433)	(11,068)
Other Income	196	99	196	99
Income Before Taxes	10,789	7,263	28,828	22,947
Income Tax Expense	1,205	762	4,126	3,426
Net Income	$9,584	$6,501	$24,702	$19,521
Earnings Per Share
Basic earnings per share	$0.80	$0.56	$2.08	$1.67
Diluted earnings per share	$0.78	$0.54	$2.02	$1.64
Weighted-Average Number of Common Shares Outstanding
Basic	11,920	11,703	11,862	11,660
Diluted	12,242	11,959	12,248	11,886
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net Income	$9,584	$6,501	$24,702	$19,521
Other Comprehensive Income, Net of Tax:
Amortization of actuarial loss and prior service costs, net of tax of $76 and $59 for the three months ended October 2, 2021 and September 26, 2020, respectively, and $229 and $177 for the nine months ended October 2, 2021 and September 26, 2020, respectively	245	189	735	567
Change in unrealized gains and losses on cash flow hedges, net of tax of zero for both the three months ended October 2, 2021 and September 26, 2020, and zero and $57 for the nine months ended October 2, 2021 and September 26, 2020, respectively	—	—	—	162
Other Comprehensive Income, Net of Tax	245	189	735	729
Comprehensive Income	$9,829	$6,690	$25,437	$20,250
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2019	11,572,668	$116	$88,399	$212,553	$(8,268)	$292,800
Net income	—	—	—	13,020	—	13,020
Other comprehensive income, net of tax	—	—	—	—	540	540
Employee stock purchase plan	27,104	—	1,112	—	—	1,112
Stock options exercised	10,770	—	270	—	—	270
Stock awards vested	131,886	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(59,297)	(1)	(2,663)	—	—	(2,664)
Stock-based compensation	—	—	4,529	—	—	4,529
Balance at June 27, 2020	11,683,131	117	91,645	225,573	(7,728)	309,607
Net income	—	—	—	6,501	—	6,501
Other comprehensive income, net of tax	—	—	—	—	189	189
Employee stock purchase plan	30,181	—	1,085	—	—	1,085
Stock options exercised	2,557	—	79	—	—	79
Stock awards vested	1,205	—	—	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(2,484)	—	(102)	—	—	(102)
Stock-based compensation	—	—	2,076	—	—	2,076
Balance at September 26, 2020	11,714,590	$117	$94,783	$232,074	$(7,539)	$319,435

Balance at December 31, 2020	11,728,212	$117	$97,090	$241,727	$(9,600)	$329,334
Net income	—	—	—	15,118	—	15,118
Other comprehensive income, net of tax	—	—	—	—	490	490
Employee stock purchase plan	31,580	—	1,558	—	—	1,558
Stock options exercised	31,527	—	1,120	—	—	1,120
Stock awards vested	244,008	3	(3)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(140,520)	(1)	(7,891)	—	—	(7,892)
Stock-based compensation	—	—	5,742	—	—	5,742
Balance at July 3, 2021	11,894,807	119	97,616	256,845	(9,110)	345,470
Net income	—	—	—	9,584	—	9,584
Other comprehensive income, net of tax	—	—	—	—	245	245
Employee stock purchase plan	24,944	—	1,345	—	—	1,345
Stock options exercised	8,557	—	280	—	—	280
Stock awards vested	1,365	—	—	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(7,274)	—	(383)	—	—	(383)
Stock-based compensation	—	—	2,407	—	—	2,407
Balance at October 2, 2021	11,922,399	$119	$101,265	$266,429	$(8,865)	$358,948
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash Flows from Operating Activities
Net Income	$24,702	$19,521
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	21,112	21,741
Non-cash operating lease cost	2,586	2,325
Stock-based compensation expense	8,149	6,605
Deferred income taxes	1,403	1,715
(Recovery of) provision for credit losses	(65)	102
Insurance recoveries related to loss on operating assets	—	2,220
Other	531	579
Changes in Assets and Liabilities:
Accounts receivable	(11,715)	4,226
Contract assets	(28,731)	(34,047)
Inventories	(14,956)	(17,991)
Production cost of contracts	(1,481)	(658)
Other assets	(2,678)	133
Accounts payable	2,074	(16,584)
Contract liabilities	(4,990)	12,316
Operating lease liabilities	(2,545)	(2,188)
Accrued and other liabilities	(5,667)	1,506
Net Cash (Used in) Provided by Operating Activities	(12,271)	1,521
Cash Flows from Investing Activities
Purchases of property and equipment	(10,798)	(8,239)
Proceeds from sale of assets	551	4
Insurance recoveries related to property and equipment	—	2,780
Proceeds from life insurance	439	—
Post closing cash received from the acquisition of Nobles Worldwide, Inc., net	—	190
Net Cash Used in Investing Activities	(9,808)	(5,265)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	21,000	65,900
Repayments of senior secured revolving credit facility	(36,000)	(15,900)
Repayments of term loans	(6,176)	(10,862)
Repayments of other debt	(266)	(203)
Net cash paid upon issuance of common stock under stock plans	(3,972)	(220)
Net Cash (Used in) Provided by Financing Activities	(25,414)	38,715
Net (Decrease) Increase in Cash and Cash Equivalents	(47,493)	34,971
Cash and Cash Equivalents at Beginning of Period	56,466	39,584
Cash and Cash Equivalents at End of Period	$8,973	$74,555
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended October 2, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.
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

Supplemental Cash Flow Information

	(Dollars in thousands)
	Nine Months Ended
	October 2, 2021	September 26, 2020
Interest paid	$7,672	$8,825
Taxes paid, net	$3,082	$2,559
Non-cash activities:
Purchases of property and equipment not paid	$1,698	$1,059
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$9,584	$6,501	$24,702	$19,521
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,920	11,703	11,862	11,660
Dilutive potential common shares	322	256	386	226
Diluted weighted-average common shares outstanding	12,242	11,959	12,248	11,886
Earnings per share
Basic	$0.80	$0.56	$2.08	$1.67
Diluted	$0.78	$0.54	$2.02	$1.64
Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Stock options and stock units	9	341	6	340
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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended October 2, 2021.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. As of October 2, 2021, we had no derivative instruments as our cash flow hedges matured in the second quarter of 2020.
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
Restructuring Charges
In May 2020, management approved and commenced a restructuring plan in the Structural Systems segment mainly to reduce headcount in response to the impact from the COVID-19 pandemic on commercial aerospace demand outlook. We completed the restructuring plan as of December 31, 2020. We recorded an aggregate total of zero and $1.1 million for severance and benefits costs which were charged to restructuring charges during the three months ended October 2, 2021 and September 26, 2020, respectively. We recorded an aggregate total of zero and $1.8 million for severance and benefits costs which were charged to restructuring charges during the nine months ended October 2, 2021 and September 26, 2020, respectively.
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
Net cumulative catch up adjustments on gross profit recorded were not material for both the three and nine months ended October 2, 2021 and September 26, 2020.
Payments under long-term contracts may be received before or after revenue is recognized. When revenue is recognized before we bill our customer, a contract asset is created for the work performed but not yet billed. Similarly, when we receive payment before we ship our products to our customer, a contract liability is created for the advance or progress payment.
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the condensed consolidated balance sheets. As of October 2, 2021 and December 31, 2020, provision for estimated losses on contracts were $2.2 million and $2.3 million, respectively.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of October 2, 2021 and December 31, 2020, production cost of contracts were $7.6 million and $7.0 million, respectively.
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

Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	October 2, 2021	December 31, 2020
Contract assets	$182,759	$154,028
Contract liabilities	$23,274	$28,264
The increase in our contract assets as of October 2, 2021 compared to December 31, 2020 was primarily due to a net increase of products in work in process in the current period.
The decrease in our contract liabilities as of October 2, 2021 compared to December 31, 2020 was primarily due to a net decrease of advance or progress payments received from our customers in the current period. We recognized $16.5 million of the contract liabilities as of December 31, 2020 as revenues during the nine months ended October 2, 2021.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of October 2, 2021 totaled $736.0 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2022 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	October 2 2021	September 26, 2020	October 2 2021	September 26, 2020
Consolidated Ducommun
Military and space	$113,622	$111,058	$340,757	$307,479
Commercial aerospace	41,150	30,731	114,104	130,948
Industrial	8,455	8,582	25,709	32,728
Total	$163,227	$150,371	$480,570	$471,155

Electronic Systems
Military and space	$81,365	$80,209	$243,853	$223,692
Commercial aerospace	14,901	14,679	37,060	37,120
Industrial	8,455	8,582	25,709	32,728
Total	$104,721	$103,470	$306,622	$293,540

Structural Systems
Military and space	$32,257	$30,849	$96,904	$83,787
Commercial aerospace	26,249	16,052	77,044	93,828
Total	$58,506	$46,901	$173,948	$177,615
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

Note 2. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	October 2, 2021	December 31, 2020
Raw materials and supplies	$122,752	$107,983
Work in process	17,312	15,895
Finished goods	4,115	5,345
Total	$144,179	$129,223

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

For our most recent annual goodwill impairment test of our Electronic Systems reporting unit as of the first day of the fourth quarter of 2020, we used a qualitative assessment and determined it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. For our most recent annual goodwill impairment test of our Structural Systems reporting unit as of the first day of the fourth quarter of 2020, we performed a step one goodwill impairment test where the fair value of our Structural Systems reporting unit exceeded its carrying value by 69% and thus, goodwill was not deemed to be impaired. While our business continues to be negatively impacted during the three and nine months ended October 2, 2021 as a result of the COVID-19 pandemic, no material adverse factors/changes have occurred since the fourth quarter of 2020 that would require us to perform another qualitative assessment. As such, for the third quarter of 2021, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$53,395	$252,552
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2020	$117,435	$53,395	$170,830
Balance at October 2, 2021	$117,435	$53,395	$170,830

Note 4. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	October 2, 2021	December 31, 2020
Accrued compensation	$21,715	$28,432
Accrued income tax and sales tax	453	80
Other	13,126	12,014
Total	$35,294	$40,526

Note 5. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	October 2, 2021	December 31, 2020
Term loans	$289,462	$295,638
Revolving credit facility	10,000	25,000
Total debt	299,462	320,638
Less current portion	(7,000)	(7,000)
Total long-term debt, less current portion	292,462	313,638
Less debt issuance costs - term loans	(1,424)	(1,716)
Total long-term debt, net of debt issuance costs - term loans	$291,038	$311,922
Debt issuance costs - revolving credit facility (1)	$1,231	$1,515
Weighted-average interest rate	3.24%	3.59%
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
The 2019 Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 1.50% to 2.50% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the 2019 Term Loan requires installment payments of 1.25% of the original outstanding principal balance of the 2019 Term Loan amount on a quarterly basis, on the last day of the calendar quarter. For the three and nine months ended October 2, 2021, we made the required quarterly payments totaling $1.8 million and $5.3 million, respectively.
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
Further, under the Credit Facilities, if we exceed the annual excess cash flow threshold, we are required to make an annual additional principal payment based on the consolidated adjusted leverage ratio. The annual mandatory excess cash flow payment is based on (i) 50% of the excess cash flow amount if the adjusted leverage ratio is greater than 3.25 to 1.0, (ii) 25% of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 3.25 to 1.0 but greater than 2.50 to 1.0, and (iii) zero percent of the excess cash flow amount if the consolidated adjusted leverage ratio is less than or equal to 2.50 to 1.0. During the first quarter of 2021, we made the required 2020 annual excess cash flow payment of $0.9 million. As of October 2, 2021, we were in compliance with all covenants required under the Credit Facilities.
During the three and nine months ended October 2, 2021, we made net voluntary prepayments totaling $5.0 million and $15.0 million, respectively, on the 2019 Revolving Credit Facility.
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
As of October 2, 2021, we had $89.8 million of unused borrowing capacity under the 2019 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
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
We recorded income tax expense of $1.2 million for the three months ended October 2, 2021 compared to $0.8 million for the three months ended September 26, 2020. The increase in income tax expense for the third quarter of 2021 compared to the third quarter of 2020 was primarily due to higher pre-tax income for the third quarter of 2021 compared to the third quarter of 2020. The increase in income tax expense was partially offset by higher income tax benefits recognized in the third quarter of 2021 related to the U.S. Federal research and development tax credit.
We recorded income tax expense of $4.1 million for the nine months ended October 2, 2021, compared to $3.4 million for the nine months ended September 26, 2020. The increase in income tax expense for the first nine months of 2021 compared to the first nine months of 2020 was primarily due to higher pre-tax income for the first nine months of 2021 compared to the first nine months of 2020. The increase in income tax expense was partially offset by higher income tax benefits related to the U.S. Federal research and development tax credit and higher discrete income tax benefits related to net tax windfalls from stock-based compensation.
On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (“Rescue Plan”) aimed at mitigating the continuing effects of the COVID-19 pandemic. We considered the provisions of the Rescue Plan and determined they do not have a material impact on our income taxes.
Our total amount of unrecognized tax benefits was $4.5 million and $4.1 million as of October 2, 2021 and December 31, 2020, respectively. If recognized, $2.8 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of October 2, 2021 and December 31, 2020 were not significant. We do not expect the total amount of unrecognized tax benefits to increase or decrease by a material amount in the next twelve months.
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

Note 8. Commitments and Contingencies
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court of California, County of San Bernardino. We received service of process of this complaint on January 28, 2021. The complaint alleges violations of California’s wage and hour laws relating to our current and former employees and seeks attorney’s fees and penalties. We believe these claims are baseless, are without merit and intend to vigorously defend against them. We do not currently have enough information to make a reasonable estimate as to the likelihood or amount of loss, or a range of reasonably possible losses as a result of this claim, so there has been no related accrual for estimated liability recorded as of October 2, 2021.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both October 2, 2021 and December 31, 2020, which is reflected in other long-term liabilities on our condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million as of both October 2, 2021 and December 31, 2020, which is reflected in other long-term liabilities on our condensed consolidated balance sheets. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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
Our insurance covers damage to the facility, equipment, unfinished inventory, and other assets at replacement cost, finished goods inventory at selling price, as well as business interruption, third party property damage, and recovery related expenses caused by the fire, less our per claim deductible. The anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. The anticipated insurance recoveries in excess of net book value of the damaged operating assets and business interruption will not be recorded until all contingencies related to our claim have been resolved. During the year ended December 31, 2020, $0.8 million of revenue and $0.5 million of related cost of sales were reversed for revenue previously recognized using the over time method as the revenue recognition process for these items were deemed to be interrupted as a result of these inventory items being damaged. Also during the year ended December 31, 2020, we wrote off property and equipment and tooling with an aggregate total net book value of $7.1 million and inventory on hand of $3.4 million that were damaged by the fire. The related anticipated insurance recoveries were also presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact, with the anticipated insurance recoveries receivable included as part of other current assets on the condensed consolidated balance sheets. As of October 2, 2021, $13.5 million of general insurance recoveries have been received to date. The timing of and the remaining amounts of insurance recoveries, including for business interruption, are not known at this time.
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

Financial information by reportable operating segment was as follows:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net Revenues
Electronic Systems	$104,721	$103,470	$306,622	$293,540
Structural Systems	58,506	46,901	173,948	177,615
Total Net Revenues	$163,227	$150,371	$480,570	$471,155
Segment Operating Income
Electronic Systems	$15,319	$14,867	$42,185	$40,427
Structural Systems	4,457	1,769	15,177	13,373
	19,776	16,636	57,362	53,800
Corporate General and Administrative Expenses (1)	(6,413)	(6,371)	(20,297)	(19,884)
Operating Income	$13,363	$10,265	$37,065	$33,916
Depreciation and Amortization Expenses
Electronic Systems	$3,547	$3,492	$10,396	$10,591
Structural Systems	3,599	3,528	10,540	10,956
Corporate Administration	58	58	176	194
Total Depreciation and Amortization Expenses	$7,204	$7,078	$21,112	$21,741
Capital Expenditures
Electronic Systems	$1,964	$586	$3,865	$3,518
Structural Systems	1,598	1,796	6,154	4,400
Corporate Administration	—	—	—	—
Total Capital Expenditures	$3,562	$2,382	$10,019	$7,918
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(Dollars in thousands)
	October 2, 2021	December 31, 2020
Total Assets
Electronic Systems	$496,616	$448,606
Structural Systems	325,165	325,604
Corporate Administration (1)	16,002	63,137
Total Assets	$837,783	$837,347
Goodwill and Intangibles
Electronic Systems	$194,111	$201,077
Structural Systems	91,703	94,497
Total Goodwill and Intangibles	$285,814	$295,574
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
COVID-19 Pandemic Impact on Our Business
The COVID-19 pandemic has had a significant impact on our overall business during the three and nine months ended October 2, 2021. As a result of the COVID-19 pandemic, precautionary measures were instituted by governments and businesses to mitigate its spread, including the imposition of travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses.
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
In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provides tax relief to individuals and businesses affected by the coronavirus pandemic. We have not requested or accepted any loans or payments that are available under the CARES Act, however, we have exercised the option to defer payment of the employer portion of payroll taxes (Social Security) that would otherwise be required to be made during the period beginning March 27, 2020 to December 31, 2020. One half of the deferred amount is required to be paid by December 31, 2021, with the remaining 50% to be paid by December 31, 2022. As of October 2, 2021, we have deferred $6.1 million, which is included as part of accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.
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
Third quarter 2021 recap:
•Revenues of $163.2 million
•Net income of $9.6 million, or $0.78 per diluted share
•Adjusted EBITDA of $23.9 million, or 14.6% of revenues
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, and Guaymas fire related expenses (“Adjusted EBITDA”) were $23.9 million and $21.6 million for the three months ended October 2, 2021 and September 26, 2020, respectively.
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
As a result of these limitations, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information. See our Condensed Consolidated Financial Statements contained in this Form 10-Q.
Even with the limitations above, we believe that Adjusted EBITDA is useful to an investor in evaluating our results of operations as this measure:
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

Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$9,584	$6,501	$24,702	$19,521
Interest expense	2,770	3,101	8,433	11,068
Income tax expense	1,205	762	4,126	3,426
Depreciation	3,632	3,419	10,530	10,407
Amortization	3,572	3,659	10,582	11,334
Stock-based compensation expense	2,407	2,076	8,149	6,605
Restructuring charges	—	1,107	—	1,768
Guaymas fire related expenses	704	1,022	1,871	1,022
Adjusted EBITDA	$23,874	$21,647	$68,393	$65,151
% of net revenues	14.6%	14.4%	14.2%	13.8%

Results of Operations
Third Quarter of 2021 Compared to Third Quarter of 2020
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended				(Dollars in thousands, except per share data) Nine Months Ended
	October 2, 2021	% of Net Revenues	September 26, 2020	% of Net Revenues	October 2, 2021	% of Net Revenues	September 26, 2020	% of Net Revenues
Net Revenues	$163,227	100.0%	$150,371	100.0%	$480,570	100.0%	$471,155	100.0%
Cost of Sales	127,912	78.4%	116,906	77.7%	375,373	78.1%	368,218	78.2%
Gross Profit	35,315	21.6%	33,465	22.3%	105,197	21.9%	102,937	21.8%
Selling, General and Administrative Expenses	21,952	13.4%	22,093	14.7%	68,132	14.2%	67,253	14.3%
Restructuring Charges	—	—%	1,107	0.8%	—	—%	1,768	0.3%
Operating Income	13,363	8.2%	10,265	6.8%	37,065	7.7%	33,916	7.2%
Interest Expense	(2,770)	(1.7)%	(3,101)	(2.1)%	(8,433)	(1.7)%	(11,068)	(2.4)%
Other Income	196	0.1%	99	0.1%	196	—%	99	—%
Income Before Taxes	10,789	6.6%	7,263	4.8%	28,828	6.0%	22,947	4.8%
Income Tax Expense	1,205	nm	762	nm	4,126	nm	3,426	nm
Net Income	$9,584	5.9%	$6,501	4.3%	$24,702	5.1%	$19,521	4.1%

Effective Tax Rate	11.2%	nm	10.5%	nm	14.3%	nm	14.9%	nm
Diluted Earnings Per Share	$0.78	nm	$0.54	nm	$2.02	nm	$1.64	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three and nine months ended October 2, 2021 and September 26, 2020, respectively, were as follows:

	Three Months Ended					Nine Months Ended
		(Dollars in thousands)		% of Net Revenues			(Dollars in thousands)		% of Net Revenues
	Change	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	Change	October 2 2021	September 26, 2020	October 2 2021	September 26, 2020
Consolidated Ducommun
Military and space	$2,564	$113,622	$111,058	69.6%	73.9%	$33,278	$340,757	$307,479	70.9%	65.3%
Commercial aerospace	10,419	41,150	30,731	25.2%	20.4%	(16,844)	114,104	130,948	23.7%	27.8%
Industrial	(127)	8,455	8,582	5.2%	5.7%	(7,019)	25,709	32,728	5.4%	6.9%
Total	$12,856	$163,227	$150,371	100.0%	100.0%	$9,415	$480,570	$471,155	100.0%	100.0%

Electronic Systems
Military and space	$1,156	$81,365	$80,209	77.7%	77.5%	$20,161	$243,853	$223,692	79.5%	76.2%
Commercial aerospace	222	14,901	14,679	14.2%	14.2%	(60)	37,060	37,120	12.1%	12.6%
Industrial	(127)	8,455	8,582	8.1%	8.3%	(7,019)	25,709	32,728	8.4%	11.2%
Total	$1,251	$104,721	$103,470	100.0%	100.0%	$13,082	$306,622	$293,540	100.0%	100.0%

Structural Systems
Military and space	$1,408	$32,257	$30,849	55.1%	65.8%	$13,117	$96,904	$83,787	55.7%	47.2%
Commercial aerospace	10,197	26,249	16,052	44.9%	34.2%	(16,784)	77,044	93,828	44.3%	52.8%
Total	$11,605	$58,506	$46,901	100.0%	100.0%	$(3,667)	$173,948	$177,615	100.0%	100.0%
Net revenues for the three months ended October 2, 2021 were $163.2 million, compared to $150.4 million for the three months ended September 26, 2020. The year-over-year increase was primarily due to the following:
•$10.4 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms and regional and business aircraft platforms; and
•$2.6 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms, partially offset by lower build rates on other military and space platforms.
Net revenues for the nine months ended October 2, 2021 were $480.6 million, compared to $471.2 million for the nine months ended September 26, 2020. The year-over-year increase was primarily due to the following:
•$33.3 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms and various missile platforms; partially offset by
•$16.8 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Boeing Company	8.7%	8.1%	8.4%	9.7%
Lockheed Martin Corporation	4.0%	5.7%	4.6%	5.1%
Northrop Grumman Corporation	6.6%	14.9%	6.7%	8.5%
Raytheon Technologies Corporation	25.0%	21.1%	23.3%	20.3%
Spirit AeroSystems Holdings, Inc.	5.3%	0.9%	3.9%	2.6%
Total top ten customers (1)	62.4%	63.7%	60.4%	58.4%
(1)Includes The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), and Raytheon Technologies Corporation (“Raytheon”) for the three months and nine months ended October 2, 2021 and September 26, 2020, and Spirit AeroSystems Holdings, Inc. (“Spirit”) for the three months and nine months ended October 2, 2021, and the nine months ended September 26, 2020.
Boeing, Lockheed, Northrop, Raytheon, and Spirit represented the following percentages of total accounts receivable:

	October 2, 2021	December 31, 2020
Boeing	6.0%	4.8%
Lockheed	2.3%	2.4%
Northrop	5.0%	12.3%
Raytheon	15.0%	15.0%
Spirit	1.2%	1.1%
The net revenues and accounts receivable from Boeing, Lockheed, Northrop, Raytheon, and Spirit are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues decreased year-over-year with the three months ended October 2, 2021 of 21.6%, compared to the three months ended September 26, 2020 of 22.3% primarily due to unfavorable product mix.
Gross profit as a percentage of net revenues increased year-over-year with the nine months ended October 2, 2021 of 21.9%, compared to the nine months ended September 26, 2020 of 21.8% primarily due to favorable product mix and lower compensation and benefits costs, partially offset by unfavorable manufacturing volume.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $0.1 million year-over-year in the three months ended October 2, 2021 compared to the three months ended September 26, 2020 primarily due to lower compensation and benefits costs of $0.8 million and lower other expenses of $0.5 million, partially offset by higher professional services fees of $1.3 million.
SG&A expenses increased $0.9 million year-over-year in the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020 primarily due to higher compensation and benefits costs of $0.5 million.
Interest Expense
Interest expense decreased $0.3 million and $2.6 million in the three and nine months ended October 2, 2021, respectively, compared to the three and nine months ended September 26, 2020 due to lower interest rates and a lower outstanding debt balance.
Income Tax Expense
We recorded income tax expense of $1.2 million for the three months ended October 2, 2021, compared to $0.8 million for the three months ended September 26, 2020. The increase in income tax expense for the third quarter of 2021 compared to the third quarter of 2020 was primarily due to higher pre-tax income for the third quarter of 2021 compared to the third quarter of 2020. The increase in income tax expense was partially offset by higher income tax benefits recognized in the third quarter of 2021 mainly related to the U.S. Federal research and development tax credit.
We recorded income tax expense of $4.1 million for the nine months ended October 2, 2021, compared to $3.4 million for the nine months ended September 26, 2020. The increase in income tax expense for the first nine months of 2021 compared to the first nine months of 2020 was primarily due to higher pre-tax income for the first nine months of 2021 compared to the first nine months of 2020. The increase in income tax expense was partially offset by higher income tax benefits related to the U.S. Federal research and development tax credit and higher discrete income tax benefits related to net tax windfalls from stock-based compensation.
On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (“Rescue Plan”) aimed at mitigating the continuing effects of the COVID-19 pandemic. We considered the provisions of the Rescue Plan and determined they do not have a material impact on our income taxes.
Our total amount of unrecognized tax benefits was $4.5 million and $4.1 million as of October 2, 2021 and December 31, 2020, respectively. If recognized, $2.8 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of October 2, 2021 and December 31, 2020 were not significant. We do not expect the total amount of unrecognized tax benefits to increase or decrease by a material amount in the next twelve months.

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
Net Income and Earnings per Share
Net income and earnings per share for the three months ended October 2, 2021 were $9.6 million, or $0.78 per diluted share, compared to $6.5 million, or $0.54 per diluted share, for the three months ended September 26, 2020. The increase in net income for the three months ended October 2, 2021 compared to the three months ended September 26, 2020 was primarily due to $1.9 million of higher gross profit as a result of higher revenues and lower restructuring charges of $1.1 million.
Net income and earnings per share for the nine months ended October 2, 2021 were $24.7 million, or $2.02 per diluted share, compared to $19.5 million, or $1.64 per diluted share, for the nine months ended September 26, 2020. The increase in net income for the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020 was primarily due to lower interest expense of $2.6 million and $2.3 million of higher gross profit as a result of higher revenues.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and nine months ended October 2, 2021 and September 26, 2020:

	Three Months Ended					Nine Months Ended
	%	(Dollars in thousands)		% of Net Revenues		%	(Dollars in thousands)		% of Net Revenues
	Change	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	Change	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net Revenues
Electronic Systems	1.2%	$104,721	$103,470	64.2%	68.8%	4.5%	$306,622	$293,540	63.8%	62.3%
Structural Systems	24.7%	58,506	46,901	35.8%	31.2%	(2.1)%	173,948	177,615	36.2%	37.7%
Total Net Revenues	8.5%	$163,227	$150,371	100.0%	100.0%	2.0%	$480,570	$471,155	100.0%	100.0%
Segment Operating Income
Electronic Systems		$15,319	$14,867	14.6%	14.4%		$42,185	$40,427	13.8%	13.8%
Structural Systems		4,457	1,769	7.6%	3.8%		15,177	13,373	8.7%	7.5%
		19,776	16,636				57,362	53,800
Corporate General and Administrative Expenses (1)		(6,413)	(6,371)	(3.9)%	(4.2)%		(20,297)	(19,884)	(4.2)%	(4.2)%
Total Operating Income		$13,363	$10,265	8.2%	6.8%		$37,065	$33,916	7.7%	7.2%
Adjusted EBITDA
Electronic Systems
Operating Income		$15,319	$14,867				$42,185	$40,427
Other Income		196	—				196	—
Depreciation and Amortization		3,547	3,492				10,396	10,591
Restructuring Charges		—	304				—	332
		19,062	18,663	18.2%	18.0%		52,777	51,350	17.2%	17.5%
Structural Systems
Operating Income		4,457	1,769				15,177	13,373
Depreciation and Amortization		3,599	3,528				10,540	10,956
Restructuring Charges		—	803				—	1,436
Guaymas fire related expenses		704	1,022				1,871	1,022
		8,760	7,122	15.0%	15.2%		27,588	26,787	15.9%	15.1%
Corporate General and Administrative Expenses (1)
Operating Loss		(6,413)	(6,371)				(20,297)	(19,884)
Other Income		—	99				—	99
Depreciation and Amortization		58	58				176	194
Stock-Based Compensation Expense		2,407	2,076				8,149	6,605
		(3,948)	(4,138)				(11,972)	(12,986)
Adjusted EBITDA		$23,874	$21,647	14.6%	14.4%		$68,393	$65,151	14.2%	13.8%
Capital Expenditures
Electronic Systems		$1,964	$586				$3,865	$3,518
Structural Systems		1,598	1,796				6,154	4,400
Corporate Administration		—	—				—	—
Total Capital Expenditures		$3,562	$2,382				$10,019	$7,918
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Electronic Systems
Electronic Systems net revenues in the three months ended October 2, 2021 compared to the three months ended September 26, 2020 increased $1.3 million primarily due to the following:
•$1.2 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms, partially offset by lower build rates on other military and space platforms; and
•$0.2 million higher revenues in our commercial aerospace end-use markets.

Electronic Systems net revenues in the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020 increased $13.1 million primarily due to the following:
•$20.2 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms; partially offset by
•$7.0 million lower revenues in our industrial markets; and
•$0.1 million lower revenues in our commercial aerospace end-use markets.
Electronic Systems segment operating income in the three months ended October 2, 2021 compared to the three months ended September 26, 2020 increased $0.5 million primarily due to favorable product mix, partially offset by unfavorable manufacturing volume.
Electronic Systems segment operating income in the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020 increased $1.8 million primarily due to favorable product mix, lower other manufacturing costs, and lower compensation and benefits costs, partially offset by unfavorable manufacturing volume.
Structural Systems
Structural Systems net revenues in the three months ended October 2, 2021 compared to the three months ended September 26, 2020 increased $11.6 million primarily due to the following:
•$10.2 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms and regional and business aircraft platforms; and
•$1.4 million higher revenues in our military and space end-use markets due to higher build rates on other military and space platforms, partially offset by lower build rates on military rotary-wing aircraft platforms.
Structural Systems net revenues in the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020 decreased $3.7 million primarily due to the following:
•$16.8 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms and regional and business aircraft platforms; partially offset by
•$13.1 million higher revenues in our military and space end-use markets due to higher build rates on various missile platforms.
The Structural Systems segment operating income in the three months ended October 2, 2021 compared to the three months ended September 26, 2020 increased $2.7 million primarily due to favorable manufacturing volume, partially offset by unfavorable product mix.
The Structural Systems segment operating income in the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020 increased $1.8 million primarily due to favorable product mix and lower compensation and benefits costs, partially offset by unfavorable manufacturing volume.
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
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses were essentially flat for the three months ended October 2, 2021 compared to the three months ended September 26, 2020.
CG&A expenses increased by $0.4 million for the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020 primarily due to higher compensation and benefits costs of $1.0 million, partially offset by lower other corporate expenses of $0.8 million.
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
The increase in backlog was primarily in the industrial end-use markets and commercial aerospace end-use markets. $593.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of October 2, 2021 and December 31, 2020:

	(Dollars in thousands)
	Change	October 2, 2021	December 31, 2020
Consolidated Ducommun
Military and space	$(17,871)	$497,525	$515,396
Commercial aerospace	18,105	286,431	268,326
Industrial	27,564	51,583	24,019
Total	$27,798	$835,539	$807,741
Electronic Systems
Military and space	$11,522	$401,399	$389,877
Commercial aerospace	(6,160)	50,559	56,719
Industrial	27,564	51,583	24,019
Total	$32,926	$503,541	$470,615
Structural Systems
Military and space	$(29,393)	$96,126	$125,519
Commercial aerospace	24,265	235,872	211,607
Total	$(5,128)	$331,998	$337,126

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	October 2,	December 31,
	2021	2020
Total debt, including long-term portion	$299.5	$320.6
Weighted-average interest rate on debt	3.24%	3.59%
Term Loans interest rate	3.22%	3.81%
Cash and cash equivalents	$9.0	$56.5
Unused Revolving Credit Facility	$89.8	$74.8
In December 2019, we completed the refinancing of a portion of our existing debt by entering into a new revolving credit facility (“2019 Revolving Credit Facility”) to replace the then existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”) and entered into a new term loan (“2019 Term Loan”). The 2019 Revolving Credit Facility is a $100.0 million senior secured revolving credit facility that will mature on December 20, 2024, replacing the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The 2019 Term Loan is a $140.0 million senior secured term loan that will mature on December 20, 2024. We also have an existing $240.0 million senior secured term loan that was entered into in November 2018 that will mature on November 21, 2025 (“2018 Term Loan”). The original amounts available under the 2019 Revolving Credit Facility, 2019 Term Loan, and 2018 Term Loan (collectively, the “Credit Facilities”) in aggregate, totaled $480.0 million. We are required to make installment payments of 1.25% of the original outstanding principal balance of the 2019 Term Loan amount on a quarterly basis, on the last day of the calendar quarter. We made the mandatory quarterly principal prepayment under the 2019 Term Loan during the three and nine months ended October 2, 2021 of $1.8 million and $5.3 million, respectively. In addition, if we meet the annual excess cash flow threshold, we are required to make an annual additional principal payment on the 2018 Term Loan based on the consolidated adjusted leverage ratio. During the first quarter of 2021, we made the required 2020 annual excess cash flow principal payment of $0.9 million. Further, the undrawn portion of the commitment of the 2019 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio. As of October 2, 2021, we were in compliance with all covenants required under the Credit Facilities. See Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
During the three and nine months ended October 2, 2021, we made net voluntary prepayments totaling $5.0 million and $15.0 million, respectively, on the 2019 Revolving Credit Facility.
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
We monitor our asset base, including the market dynamics of the properties we own, and we may sell such properties and/or enter into sale-leaseback transactions. Such transactions would provide cash for various capital deployment options.

We continue to depend on operating cash flow and the availability of our Credit Facilities to provide short-term liquidity. Cash generated from operations and bank borrowing capacity is expected to provide sufficient liquidity to meet our obligations during the next twelve months from the date of issuance of these financial statements.
Cash Flow Summary
Net cash used in operating activities for the nine months ended October 2, 2021 was $12.3 million, compared to net cash provided by operating activities of $1.5 million for the nine months ended September 26, 2020. The higher net cash used in operating activities during the first nine months of 2021 was mainly due to higher contract assets, higher inventories, higher accounts receivable, lower accrued and other liabilities, and lower contract liabilities, partially offset by higher net income.
Net cash used in investing activities was $9.8 million for the nine months ended October 2, 2021, compared to $5.3 million in the nine months ended September 26, 2020. The higher net cash used during the first nine months of 2021 compared to the prior year period was mainly due to higher purchases of property and equipment.
Net cash used in financing activities was $25.4 million for the nine months ended October 2, 2021, compared to net cash provided by financing activities of $38.7 million for the nine months ended September 26, 2020. The higher net cash used in financing activities during the first nine months of 2021 was mainly due to the $50.0 million draw down on the 2019 Revolving Credit Facility during the first quarter of 2020 to hold as cash on hand that did not reoccur in 2021 and lower net draw downs on the 2019 Revolving Credit Facility, partially offset by lower repayments of term loans.
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
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended October 2, 2021.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At October 2, 2021, we had total borrowings of $299.5 million under our Credit Facilities.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2020 for a discussion of our risk factors. There have been no material changes during the three months ended October 2, 2021 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2020.

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
10.1 Second Amendment to Amended and Restated Credit Agreement entered into on March 20, 2020.
10.2 Incremental Term Loan Lender Joinder Agreement and Additional Credit Extension Amendment, dated as of December 20, 2019, by and among Ducommun Incorporated, as Borrower, the subsidiaries of the Borrower party thereto, as Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and an L.C. Issuer, and the lender party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 20, 2019.
10.3 Credit Agreement, dated as of November 21, 2018, among Ducommun Incorporated, certain of its subsidiaries, Bank of America, N.A., as administrative agent, swingline lender and issuing bank, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 26, 2018.
*10.4 2013 Stock Incentive Plan (Amended and Restated May 2, 2018). Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14a, filed on March 23, 2018.
*10.5 2020 Employee Stock Incentive Plan. Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14a, filed on March 20, 2020.
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
*10.9 Form of Stock Option Agreement for 2017. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2016.
*10.10 Form of Stock Option Agreement for 2018 and after. Incorporated by reference to Exhibit 4.7 to Form S-8, filed on May 10, 2018.
*10.11 Form of Restricted Stock Unit Agreement for 2017 through 2019. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2016.
*10.12 Performance Restricted Stock Unit Agreement dated January 23, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2016.
*10.13 Form of Performance Stock Unit Agreement for 2020 and after. Incorporated by reference to Exhibit 10.18 to Form 10-Q for the period ended June 27, 2020.

Exhibit
No.        Description
*10.14 Form of Restricted Stock Unit Agreement for Non-Qualified Deferred Compensation Plan Participants for 2020 and after. Incorporated by reference to Exhibit 10.19 to Form 10-Q for the period ended June 27, 2020.
*10.15 Form of Restricted Stock Unit Agreement for 2020 and after. Incorporated by reference to Exhibit 10.20 to Form 10-Q for the period ended June 27, 2020.
*10.16 Form of Stock Option Agreement for 2020 and after. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the period ended June 27, 2020.
*10.17 Form of Performance Restricted Stock Unit Agreement for 2020. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the period ended June 27, 2020.
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
*10.23 Separation and Release Agreement dated June 26, 2019 between Ducommun Incorporated and Douglas L. Groves. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 28, 2019.
10.24    Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

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

Date: November 2, 2021	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2021	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Chief Financial Officer, Controller and Treasurer
(Principal Financial and Principal Accounting Officer)