Form 10-K
period 2021-12-31
DUCOMMUN INC /DE/
filed 2022-02-23
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 3, 2021 was $649 million.
The number of shares of common stock outstanding on February 10, 2022 was 11,969,829.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference:
(a) Proxy Statement for the 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”), incorporated partially in Part III hereof.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include words such as “could,” “may,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “expect,” or similar expressions. These statements are based on the beliefs and assumptions of our management at the time such statements are made. Generally, forward-looking statements include information concerning our possible or assumed future actions, events or results of operations. Forward-looking statements specifically include, without limitation, the information in this Form 10-K regarding: future sales, earnings, cash flow, uses of cash and other measures of financial performance, projections or expectations for future operations, industry trends and expectations, our plans with respect to restructuring activities, completed acquisitions, future acquisitions and dispositions and expected business opportunities that may be available to us.
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
•compliance with applicable regulatory requirements and changes in regulatory requirements, including regulatory requirements such as Cybersecurity Maturity Model Certification (“CMMC”), applicable to government contracts and sub-contracts;
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
•environmental, social, and governance (“ESG”) developments and related impact;
•pandemics, such as COVID-19, significantly impacting the global economy and most significantly, the commercial aerospace end-use market;
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

PART I
ITEM 1. BUSINESS
GENERAL
Ducommun Incorporated (“Ducommun,” “the Company,” “we,” “us” or “our”) is a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace and defense (“A&D”), industrial, medical and other industries (collectively, “Industrial”). Ducommun differentiates itself as a full-service solution-based provider, offering innovative, value-added proprietary products and manufacturing solutions to our customers in our primary businesses of electronics, structures, and integrated solutions. We operate through two primary business segments: Electronic Systems and Structural Systems. We are the successor to a business that was founded in California in 1849 and reincorporated in Delaware in 1970.
ACQUISITIONS
Acquisitions have been an important element of our growth strategy. We have supplemented our organic growth by identifying, acquiring and integrating acquisition opportunities that result in broader, more sophisticated product and service offerings while diversifying and expanding our customer base and markets.
For example, on December 16, 2021, we acquired 100% of the outstanding equity interests of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”), a privately-held leading provider of high-impact, military-proven magnetic seals for critical systems in aerospace and defense applications, offering sealing solutions that are engineered to perform in high-speed, high-vibration, and other challenging environments for $69.5 million, net of cash acquired. A portion of the purchase price was funded by drawing down on our revolving credit facility. This draw down on our revolving credit facility was paid off by December 31, 2021. The acquisition of MagSeal will continue to advance our strategy to diversify and offer more customized, value-driven engineered products with aftermarket opportunities, and is included in our Structural Systems segment.
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
Structural Systems
Structural Systems has three major product offerings to support a global customer base: commercial aircraft, military fixed-wing aircraft, and military and commercial rotary-wing aircraft. Our applications include structural components, structural assemblies, bonded (metal and composite) components, precision profile extrusions and extruded assemblies, ammunition handling systems, and magnetic seals. In the structural components products, Structural Systems provides design services, engineers, and manufacturing of large complex contoured aluminum, titanium and Inconel aerostructure components for the aerospace industry. Structural assembly products include winglets, engine components, and fuselage structural panels for aircraft. Metal and composite bonded structures and assemblies products include aircraft wing spoilers, large fuselage skins, rotor blades on rotary-wing aircraft and components, flight control surfaces, engine components, ammunition handling systems, and magnetic seals. To support these products, Structural Systems maintains advanced machine milling, stretch-forming, hot-forming, metal bonding, composite layup, and chemical milling capabilities and has an extensive engineering capability to support both design services and manufacturing.
AEROSPACE AND DEFENSE END-USE MARKETS OVERVIEW
Our largest end-use markets are the aerospace and defense markets and our revenues from these markets represented 94% of our total net revenues in 2021. These markets are serviced by suppliers which are stratified, from the highest value provided to the lowest, into four tiers: original equipment manufacturers (“OEMs”), Tier One, Tier Two, and Tier Three. The OEMs provide the highest value and are also known as prime contractors (“Primes”). We derive a significant portion of our revenues from subcontracts with OEMs. As the prime contractor for various programs and platforms, the OEMs sell to their customers, who may include, depending upon the application, the U.S. Federal Government, foreign, state and local governments, global commercial airline carriers, regional jet carriers and various other customers. The OEMs also sell to global leasing companies that lease commercial aircraft. A significant portion of our revenues is earned from subcontracts with the Primes. Tier One suppliers manufacture aircraft sections and purchase assemblies. Tier Two suppliers provide more complex, value-added parts and may also assume more design risk, manufacturing risk, supply chain risk and project management risk than Tier Three suppliers. Tier Three suppliers principally provide components or detailed parts. We currently compete with Tier One, Tier Two, and Tier Three suppliers. Our business growth strategy is to differentiate ourselves from competitors by providing more complex assemblies to our customers as a higher value added supplier.
Commercial Aerospace End-Use Market
The commercial aerospace end-use market is highly cyclical and is impacted by the level of global air passenger traffic in general, which in turn is influenced by global economic conditions, fleet fuel and maintenance costs and geopolitical developments. Revenues from the commercial aerospace end-use market represented 24% of our total net revenues for 2021.
The COVID-19 pandemic has caused and continues to cause an unprecedented adverse impact to demand for civil air travel, creating a significant challenge for some of our customers and the entire commercial aerospace manufacturing and services sector. As the number of infections from COVID-19 continues to decline in various parts of the world, along with the increase in the number of people being fully vaccinated, it should result in the steady increase in consumer confidence on the safety of air travel. The latest International Air Transport Association (“IATA”) release reported that passenger traffic in 2021 recovered to approximately 40% of 2019 levels even as international markets faced continued reopening challenges. In addition, global economic activity is improving, but continues to be impacted by COVID-19, and governments continue to restrict travel to contain the spread of the virus. While the recovery is accelerating, we continue to expect that it will remain uneven as travel restrictions and varying regional travel protocols impact air travel.
Further, airline financial performance, which also plays a role in the demand for new capacity, has been adversely impacted by the COVID-19 pandemic. According to IATA, net losses in 2021 for the airline industry are expected to be approximately $52 billion, compared to $138 billion in 2020. Our customers are taking actions to combat the effects of the COVID-19 pandemic on the market by preserving liquidity. This comes in many forms such as deferral of advances and other payments to suppliers, deferrals of deliveries, reduced spending, and in some cases, cancellation of orders. While the outlook is improving and new orders are increasing in 2021, we continue to face a challenging environment in the near to medium-term as airlines have adjusted to reduced air traffic, which in turn, has resulted in lower demand for commercial aerospace products. The current environment is also affecting the financial viability of some airlines.
In The Boeing Company’s (“Boeing”) 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), they indicated that they expect commercial air travel to return to 2019 levels in 2023 to 2024, and a few years beyond that for the industry to return to the long-term trend growth.
The long-term outlook for the industry remains positive due to the fundamental drivers of air travel demand: economic growth, increasing propensity to travel due to increased trade, globalization, and improved airline services driven by liberalization of air traffic rights between countries. The COVID-19 pandemic has reduced the near to medium-term demand, but Boeing’s commercial market outlook forecast projects a four percent growth rate for passenger and cargo traffic over a 20 year period. Based on long-term global economic growth projections of two and seven tenths percent average annual gross domestic product (“GDP”) growth, Boeing projects demand for 43,610 new airplanes over the next 20 years. However, the industry remains vulnerable to various developments including fuel price spikes, credit market fluctuations, acts of terrorism, natural disasters, conflicts, epidemics, pandemics, and increased global environmental regulations. We believe we are well positioned given our product capabilities and our initiatives to increase operating efficiencies to participate in the near term recovery and the long term projected growth rate for commercial air traffic and build rates for large commercial aircraft for the airframe manufacturing industry. If the recovery is slower than anticipated or any of those various developments occur, it could have a material adverse effect on our results of operations, financial position, and/or cash flows.
Defense End-Use Market
Our defense end-use market includes products used in military and space, including technologies and structures applications. The defense end-use market is highly cyclical and is impacted by the level of government defense spending. Government defense spending is impacted by national defense policies and priorities, political climates, fiscal budgetary constraints, U.S. Federal budget deficits, projected economic growth and the level of global military or security threats, or other conflicts. Revenues from the military and space end-use market in 2021 represented 70% of our total net revenues during 2021.
The FY 2022 National Defense Authorization Act (“NDAA”), enacted by the U.S. President in December 2021, is the annual policy bill that establishes, continues, or modifies federal programs, and provides the prerequisites for Congress to appropriate budget authority for defense programs. The FY 2022 NDAA authorized approximately $25 billion more than the U.S. President requested in the FY 2022 budget request. However, there continues to be uncertainty with respect to future program-level appropriations for the U.S. DoD and other government agencies. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financial position, and/or cash flows. For additional information related to our revenues from customers whose principal sales are to the U.S. Government and our direct sales to the U.S. Government, see “Risk Factors” contained within Part I, Item 1A of this Annual Report on Form 10-K (“Form 10-K”).
INDUSTRIAL END-USE MARKETS OVERVIEW
Our industrial, medical and other (collectively, “Industrial”) end-use markets are diverse and are impacted by the customers’ needs for increasing electronic content and a desire to outsource. Factors expected to impact these markets include capital and industrial goods spending and general economic conditions. Our products are used in heavy industrial manufacturing systems and certain medical applications. Revenues from the Industrial end-use markets were 6% of our total net revenues during 2021.
We believe our business in these markets in the long-term, is stable and we are well positioned in these markets even though the COVID-19 pandemic has had and will continue to have at least a near term impact on our business.
SALES AND MARKETING
Our commercial revenues are substantially dependent on airframe manufacturers’ production rates of new aircraft. Deliveries of new aircraft by airframe manufacturers are dependent on the demand and financial capacity of its customers, primarily airlines and leasing companies, to purchase the aircraft. Thus, revenues from commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. Further, our revenues from commercial aircraft programs could be affected by changes in our customers’ inventory levels and changes in our customers’ aircraft production build rates. Due to the continuing COVID-19 pandemic, while both major large aircraft manufacturers, Boeing and Airbus SE (“Airbus”), have announced a ramp up in build rates, it will take longer to reach pre-COVID-19 pandemic levels. While the ramp up in production and demand will be slower in the near and medium future, we will continue to identify opportunities to expand our presence and offerings with both major large aircraft manufacturers and their supply chain.
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
We continue to broaden and diversify our customer base in the end-use markets we serve by providing innovative product and service solutions by drawing on our core competencies, experience and technical expertise. Net revenues related to military and space, commercial aerospace, and Industrial end-use markets in 2021 and 2020 were as follows:
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
Our marketing efforts primarily consist of developing strong, long-term relationships with our customers, which provide the basis for future sales. These close relationships allow us to gain a better insight into each customer’s business needs, identify ways to provide greater value to the customer, and allow us to be designated early in the design process for various products and/or high volume products.
SEASONALITY
The timing of our revenues is governed by the purchasing patterns of our customers, and, as a result, we may not generate revenues equally during the year. However, no material portion of our business is considered to be seasonal.
MAJOR CUSTOMERS
We currently generate the majority of our revenues from the aerospace and defense industries. As a result, we have significant revenues from certain customers. The Boeing Company (“Boeing”) and Raytheon Technologies Corporation (“Raytheon”) were our largest customers, with Boeing generating 8% and Raytheon generating 24% of our 2021 net revenues. Revenues from our top 10 customers, including Boeing and Raytheon were 61% of total net revenues during 2021. Net revenues by major customer for 2021 and 2020 were as follows:

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
RAW MATERIALS AND COMPONENTS
Raw materials and components used in the manufacturing of our products include aluminum, titanium, steel and carbon fibers, as well as a wide variety of electronic interconnect and circuit card assemblies and components. These raw materials are generally available from a number of suppliers and are generally in adequate supply. However, from time to time, and exacerbated by the COVID-19 pandemic, we have experienced increases in lead times for and limited availability of, aluminum, titanium and certain other raw materials and/or components. Moreover, certain components, supplies and raw materials for our operations are purchased from single source suppliers and occasionally, directed by our customers. In such instances, we strive to develop alternative sources and design modifications to minimize the potential for business interruptions.
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
REMAINING PERFORMANCE OBLIGATIONS AND BACKLOG
We define performance obligations as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. The majority of the long-term agreements (“LTAs”) we enter into do not meet the definition of a contract under Accounting Standards Codification 606 (“ASC 606”) and thus, the backlog amount is greater than the remaining performance obligations amount as defined under ASC 606. Revenue based on remaining performance obligations is subject to delivery delays or program cancellations, which are beyond our control. Remaining performance obligations were $814.1 million at December 31, 2021. We anticipate recognizing an estimated 70% or $570.0 million of our remaining performance obligations during 2022.
We define backlog as potential revenue that is based on customer placed POs and LTAs with firm fixed price and expected delivery dates of 24 months or less. Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders, and tends to be concentrated in several programs to a greater extent, than our net revenues. Backlog in Industrial markets tends to be of a shorter duration and is generally fulfilled within a three month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. Backlog was $905.2 million at December 31, 2021, compared to $807.7 million at December 31, 2020. The increase in backlog was primarily in the commercial aerospace end-use market and industrial end-use market.
ENVIRONMENTAL MATTERS
Our business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transport and disposal of hazardous and non-hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that could be or have been released into the environment, or endanger human health, and they require us to obtain and maintain licenses and permits in connection with our operations. We may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on us. We anticipate that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain our environmental compliance efforts, however, we do not expect such expenditures to be material in 2022 and the near term.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in Adelanto (a.k.a., El Mirage) and Monrovia, California. Based on currently available information, we have accrued $1.5 million at December 31, 2021 for our estimated liabilities related to these sites. For further information, see Note 14 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K. In addition, see Risk Factors contained within Part I, Item 1A of this Form 10-K for certain risks related to environmental matters.
HUMAN CAPITAL
Our employees are critical to our success. We promote a culture of honesty, respect, trust, and teamwork through our Code of Business Conduct. Also, we have been engaged in a number of social matters and issues, both within the Company in our management of human capital, and externally with our community based initiatives.
Employee Safety and Health
The safety of our workforce is our highest priority as evidenced by our initial and continuing response to the COVID-19 pandemic. To this end, we focus on protecting the health and safety of our employees and establishing a safe work environment by following the COVID-19 safety recommendations issued by the Centers for Disease Control and Prevention at all of our facilities.
Diversity and Inclusion
Diversity and inclusion is important to our current and future success. We implemented diversity and inclusion initiatives in 2019 to help accelerate the process of developing a diverse talent pool. To that end, we are seeing an increase in the number of women and individuals from underrepresented communities being promoted into leadership roles. In 2020, we partnered with the Fund II Foundation to utilize its innovative internX platform to provide access to highly qualified and diverse science, technology, engineering and math (“STEM”) students. We believe a diverse hiring process at the intern level will result in inclusive hiring going forward and help us develop a diverse leadership team as our interns continue in their careers.
Talent Acquisition, Retention, and Development
We attract, develop, and retain employee talent by offering competitive compensation packages and fostering a culture of care about their well-being. In addition, we endeavor to be a proactive corporate citizen by being responsive and supportive of the needs of our employees to attract qualified talent. We strive to provide opportunities for qualified members of underrepresented communities and women for advancement within our company and award scholarships to the children and grandchildren of our employees so that they may develop the skills that will support their entry into the workforce. In addition, in 2018, we implemented an Employee Stock Purchase Plan (“ESPP”) to provide employees the opportunity to share in the ownership of our company and benefit from our performance through the purchase of our company’s stock. The ESPP allows eligible employees to accumulate contributions through after-tax payroll deductions to purchase shares of our company’s stock at a 15% discount and serves as one of the key retention mechanisms for our human capital.

Workforce Demographics
As of December 31, 2021, we had a highly skilled workforce of 2,480 employees, of which 465 are subject to collective bargaining agreements expiring in April 2022 and June 2024. Historically, we have been successful in negotiating renewals to expiring agreements without material disruption of operating activities, and believe our relations with our employees are good. See Risk Factors contained within Part I, Item 1A of this Form 10-K for additional information regarding certain risks related to our employees.
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
In December 2019, we completed the refinancing of a portion of our existing debt by entering into a new revolving credit facility (“2019 Revolving Credit Facility”) to replace the then existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”) and entered into a new term loan (“2019 Term Loan”). The 2019 Revolving Credit Facility is a $100.0 million senior secured revolving credit facility that matures on December 20, 2024 replacing the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The 2019 Term Loan is a $140.0 million senior secured term loan that matures on December 20, 2024. We also have an existing $240.0 million senior secured term loan that was entered into in November 2018 that matures on November 21, 2025 (“2018 Term Loan”). The original amounts available under the 2019 Revolving Credit Facility, 2019 Term Loan, and 2018 Term Loan (collectively, the “Credit Facilities”) in aggregate, totaled $480.0 million. In conjunction with entering into the 2019 Revolving Credit Facility and the 2019 Term Loan, we drew down the entire $140.0 million on the 2019 Term Loan and used those proceeds to pay off and close the 2018 Revolving Credit Facility of $58.5 million, paid down a portion of the 2018 Term Loan of $56.0 million, paid the accrued interest associated with the amounts being paid down on the 2018 Revolving Credit Facility and 2018 Term Loan, paid the fees related to this transaction, and the remainder available for general corporate purposes. The $56.0 million, pay down on the 2018 Term Loan paid all the required quarterly installment payments on the 2018 Term Loan until maturity.
At December 31, 2021, we had a total of $287.7 million of outstanding long-term debt under the Credit Facilities. The total long-term debt was primarily the result of our acquisitions, including LaBarge, Inc. in 2011, Lightning Diversion Systems, LLC (“LDS”) in September 2017, Certified Thermoplastics Co., LLC (“CTP”) in April 2018, and Nobles Worldwide, Inc. (“Nobles”) in October 2019.
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
The terms of the 2019 Term Loan require that we make installment payments of 1.25% of the initial outstanding principal balance on a quarterly basis, on the last day of each calendar quarter. We were required to make installment payments of 0.25% of the outstanding principal balance of the 2018 Term Loan amount on a quarterly basis, however, the $56.0 million we paid as part of the December 2019 refinancing paid all the required quarterly installment payments on the 2018 Term Loan until maturity. In addition, if we exceed the annual excess cash flow threshold, we are required to make an annual additional principal payment based on the consolidated adjusted leverage ratio. Further, the undrawn portion of the commitment of the 2019 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio.
On December 16, 2021, we entered into a sale-leaseback transaction for the building and related land for our Gardena performance center located in Carson, California (“Sale-Leaseback Agreement”). The building and related land was sold for $143.1 million and we recognized a gain of $132.5 million. See Note 5 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further discussion. Also on December 16, 2021, we acquired 100% of the outstanding equity interests of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”), for a purchase price of $69.5 million, net of cash acquired, all payable in cash. A portion of the proceeds from the sale-leaseback transaction was subsequently utilized to pay down the amount drawn on the 2019 Revolving Credit Facility to close the MagSeal acquisition. See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further discussion.
On November 29, 2021, we entered into forward interest rate swaps, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). In October 2015, we entered into interest rate cap hedges designated as cash flow hedges, with a portion of these interest rate cap hedges maturing on a quarterly basis, with notional value in aggregate, totaling $135.0 million. However, all of these interest rate cap hedges matured in June 2020. At December 31, 2021, the outstanding balance on the Credit Facilities was $287.7 million with an average interest rate of 3.27%. Should interest rates increase significantly, our debt service cost will increase. Any inability to generate sufficient cash flow could have a material adverse effect on our financial condition or results of operations. See Note 1 and Note 8 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further discussion.
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
We are required to comply with a leverage covenant as defined in the 2018 Term Loan agreement. The leverage covenant is defined as Consolidated Funded Indebtedness less unrestricted cash and cash equivalents in excess of $5.0 million, divided by consolidated earnings before interest, taxes and depreciation and amortization (“EBITDA”) and other adjustments.
At December 31, 2021, we were in compliance with the leverage covenant under the Credit Facilities. However, there is no assurance that we will continue to be in compliance with the leverage covenant in future periods.
The Credit Facilities’ agreements contains a number of significant restrictions and covenants that limit our ability, among other things, to incur additional indebtedness, to create liens, to make certain payments, to make certain investments, to engage in transactions with affiliates, to sell certain assets or enter into mergers.
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
We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined, or the LIBOR replacement rate.
In July 2017, the Financial Conduct Authority, the authority that regulates London Interbank Offering Rate (“LIBOR”), announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. However, for USD-LIBOR, the relevant date has been deferred to at least June 30, 2023 for certain tenors and at which time, the LIBOR administrator has indicated it intends to cease publication of USD-LIBOR. Despite this deferral, the LIBOR administrator has advised that no new contracts using USD-LIBOR should be entered into after December 31, 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) plus a spread that is based on historical data as the rate that represents the best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The intent of the LIBOR replacement rate is that it will not result in financial market disruptions, significant increases in benchmark rates, or financing costs to borrowers. The consequences of these developments cannot be entirely predicted, but could result in an increase in the cost of our variable rate debt.
While $150.0 million of our debt will become fixed rate debt beginning on January 1, 2024 as a result of our Forward Interest Rate Swaps, all of our debt is variable debt until such time. See Note 8 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further discussion.
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
We currently generate a majority of our revenues from customers in the aerospace and defense industry. Our business depends, in part, on the level of new military and commercial aircraft orders. As a result, we have significant sales to certain customers. Sales to The Boeing Company (“Boeing”) and Spirit AeroSystems Holdings, Inc. (“Spirit”) comprise a significant portion of our commercial aerospace end-use market. A significant portion of our net sales in our military and space end-use markets are made under subcontracts with original equipment manufacturers (“OEMs”), under their prime contracts with the U. S. Government. We had significant sales to Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop”), and Raytheon Technologies Corporation (“Raytheon”) in 2021 in our defense technologies end-use market.
Our customers may experience delays in the launch of new products, labor strikes, diminished liquidity or credit unavailability, weak demand for their products, or other difficulties in their business. In addition, shifts in government spending priorities have caused and may continue to cause additional uncertainty in the placement of orders.
Our revenues from our top ten customers, which represented 61% of our total 2021 net revenues, were diversified over a number of different aerospace and defense products. Any significant change in production rates by these customers would have a material effect on our results of operations and cash flows. There is no assurance that our current significant customers will continue to buy products from us at current levels, or that we will retain any or all of our existing customers, or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers. This risk may be further complicated by pricing pressures, competition prevalent in our industry and other factors. A significant reduction in sales to any of our major customers, the loss of a major customer, or a default of a major customer on accounts receivable could have a material adverse impact on our financial results.
Boeing was one of our largest customers in 2021, and the 737 MAX was one of our highest commercial end use market revenue platforms. In late 2020, Boeing began receiving regulatory approval for its 737 MAX to return to service from some of the major civil aviation regulators around the world and thus, we began seeing a modest ramp up in our production rates during 2021. Revenue growth with our other commercial customers and defense OEMs (also known as prime contractors) has helped to mitigate a significant portion of this risk for the time being. However, the COVID-19 pandemic continues to dampened civil air travel demand in many markets, and if traveler confidence does not return in the near future, it may make it difficult to continue to offset a significant portion of this risk.
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
Several of our major customers have completed extensive cost containment efforts and we expect continued pricing pressures in 2022 and beyond. Competitive pricing pressures may have an adverse effect on our financial condition and operating results. Further, there can be no assurance that competition from existing or potential competitors in other segments of our business will not have a material adverse effect on our financial results. If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.
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
Certain of our manufacturing facilities and offices are leased and have lease terms that expire between 2022 and 2031. The majority of these leases provide renewal options at the fair market rental rate at the time of renewal, which, if renewed, could be significantly higher than our current rental rates. We may be unable to offset these cost increases by charging more for our products and services. Furthermore, continued economic conditions may continue to negatively impact and create greater pressure in the commercial real estate market, causing higher incidences of landlord default and/or lender foreclosure of properties, including properties occupied by us. While we maintain certain non-disturbance rights in most cases, it is not certain that such rights will in all cases be upheld and our continued right of occupancy in such instances could be potentially jeopardized. An occurrence of any of these events could have a material adverse effect on our financial results.
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
Prime contracts with our major customers that have contracts with various agencies of the U.S. Government are subject to numerous laws and regulations, which affect how we do business with our customers and may impose added costs to our business. As a result, our contracts and operations are subject to numerous, extensive, complex, costly and evolving laws, regulations and restrictions, principally by the U.S. Government or their agencies. These laws, regulations and restrictions govern items including, but not limited to, the formation, administration and performance of U.S. Government contracts, disclosure of cost and pricing data, civil penalties for violations of false claims to the U.S. Government for payment, defining reimbursable costs, establishing ethical standards for the procurement process, controlling the import and export of defense articles and services, and cybersecurity requirements, such as Cybersecurity Maturity Model Certification (“CMMC”).
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
Our goodwill and other intangible assets as of December 31, 2021 were $345.5 million, or 35% of total assets. If our goodwill and/or other assets are impaired, it could have an adverse effect on our results of operations and financial condition. See “Goodwill and Indefinite-Lived Intangible Assets” in Note 6 of our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
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
As of December 31, 2021, we employed 2,480 people. Two of our performance centers are parties to collective bargaining agreements, covering 145 full time hourly employees in one of those performance centers and 320 full time hourly employees in the other performance center, and will expire in June 2024 and April 2022, respectively. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, if we are unable to negotiate acceptable collective bargaining agreements with the unions or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.
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
We rely on numerous third-party suppliers for raw materials and a large proportion of the components used in our production process. Certain of these raw materials and components are available only from single sources or a limited number of suppliers, or similarly, customers’ specifications may require us to obtain raw materials and/or components from a single source or certain suppliers. Many of our suppliers are small companies with limited financial resources and manufacturing capabilities. We do not currently have the ability to manufacture these components ourselves. These and other factors, including the impact from the COVID-19 pandemic, import tariffs, the loss of a critical supplier or raw materials and/or component shortages, could cause disruptions or cost inefficiencies in our operations. Additionally, our competitors that have greater direct purchasing power, may have product cost advantages which could have a material adverse effect on our financial results.

GENERAL RISKS
The COVID-19 pandemic has had, and continues to have, a material adverse effect on our business, results of operations, and financial condition.
The COVID-19 pandemic has caused, and continues to cause, a significant adverse impact on our employees, operations, businesses of our customers, suppliers and distribution partners, and volatility in the financial markets. Changes in our operations in response to the COVID-19 pandemic or employee illnesses resulting from the pandemic, has resulted in and may continue to result in inefficiencies or delays, including in sales and product development efforts and our manufacturing and supply chain, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies. The long-term impact to our business remains unknown. This is due to the numerous uncertainties that have risen from the pandemic, including the severity of the disease, the duration of the outbreak, the likelihood of resurgences of the outbreak, including the emergence and spread of variants, actions that may be taken by governmental authorities in response to the disease, the timing, distribution, efficacy and public acceptance of vaccines, and the related unintended or unanticipated consequences.
The commercial aerospace industry, in particular, has been significantly disrupted, both domestically and internationally, by the pandemic. The pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, shelter in place or stay at home orders, travel restrictions, business curtailments and other measures. As a result, demand for travel declined at a rapid pace beginning in mid-2020 and has remained below pre-pandemic levels. However, commercial air travel has increasingly shown signs of recovery in recent months with increasing air traffic, primarily in certain domestic markets. The recovery in international commercial air travel has been slower with international travel still near the COVID-19 pandemic lows. The exact pace and timing of the commercial air travel recovery remains uncertain and is expected to continue to be uneven depending on factors such as trends in the number of COVID-19 infections (i.e., impact of new variants of COVID-19 surfacing), the timing, distribution, efficacy, and public acceptance of vaccines, and easing of quarantines and travel restrictions, among other factors. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty at this time, COVID-19 has had a significant impact on our business, the businesses of our customers and suppliers, as well as our results of operations and financial condition, and may have a material adverse impact on our business, results of operations and financial condition in 2022 and beyond.
Our ability to continue to manufacture products is highly dependent on our ability to maintain the safety and health of our performance center employees. While we are following the guidelines and requirements of governmental authorities and taking preventive and protective measures to prioritize the safety and well-being of our employees, these measures are not always successful. Thus far, the ability of our employees to work has not been significantly impacted by individuals contracting or being exposed to COVID-19. However, if an outbreak of COVID-19 or other viruses does occur at any of our performance centers, it may disrupt our ability to manufacture products and thus, have a material and adverse impact on our business, financial condition, and results of operations.
Increased scrutiny from investors, lenders, and other market participants regarding our environmental, social, and governance, or sustainability responsibilities could expose us to additional costs and adversely impact our liquidity, results of operations, reputation, employee retention, and stock price.
There is an increasing focus from certain investors, customers, and other key stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance (“ESG”) factors. Some investors may use ESG criteria to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibilities are inadequate.
The ESG factors by which companies’ corporate responsibility practices are assessed may change. This could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we are unable to satisfy the new corporate responsibility criteria, investors may view our policies related to corporate responsibility as inadequate. We risk damage to our reputation in the event our corporate responsibility procedures or goals do not meet the standards or goals set by various constituencies. In addition, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest in our competitors instead. Further, in the event we communicate certain initiatives or goals related to ESG, we could fail, or be perceived to have failed, in our achievement of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders, or our initiatives are not executed as planned, our reputation, employee retention, and willingness of our customers and suppliers to do business with us, financial results, and stock price could be materially and adversely affected.

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
We have operations located in regions of the U.S. that may be exposed to damaging storms, earthquakes, fires and other natural disasters. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance, we do not carry any earthquake insurance because of the cost of such insurance. Many of our properties are located in Southern California, an area subject to earthquake activity. Our California performance centers generated $176.9 million in net revenues during 2021. Even if covered by insurance, any significant damage or destruction of our facilities due to storms, earthquakes, fires or other natural disasters could result in our inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to us. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations. See discussion of a fire in June 2020 which severely damaged our Guaymas, Mexico performance center in Note 14 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in Santa Ana, California. As of December 31, 2021, we owned or leased facilities and land for corporate functions and manufacturing at locations throughout the United States and various places outside the United States. We believe our existing facilities are suitable and adequate for our present purposes. Each of our reportable segments uses each of these facilities.

ITEM 3. LEGAL PROCEEDINGS
See Note 14 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for a description of our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol DCO. As of December 31, 2021, we had 144 holders of record of our common stock. We have not paid any dividends since the first quarter of 2011 and we do not expect to pay dividends for the foreseeable future.

See “Part III, Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” for information relating to shares to be issued under equity compensation plans.
Issuer Purchases of Equity Securities
None.
Performance Graph
The following graph compares the yearly percentage change in our cumulative total shareholder return with the cumulative total return of the Russell 2000 Index and the median of our 2022 Proxy Statement peers (“Median of Peers”) over a five year period, assuming the reinvestment of any dividends. A modified version of this graph over a three year period will be used in our 2022 Proxy Statement, assuming the reinvestment of any dividends. The graph is not necessarily indicative of future price performance:

ITEM 6. [Reserved]

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
COVID-19 Pandemic Impact on Our Business
The COVID-19 pandemic has had a significant impact on our overall business during the year ended December 31, 2021. As a result of the COVID-19 pandemic, precautionary measures were instituted by governments and businesses to mitigate its spread, including the imposition of travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses.
The safety of our employees remains our highest priority. The well-being and safety protocols that were already in place at all of our facilities were further enhanced at the onset of the COVID-19 pandemic. We continue to follow safety protocols consistent with guidelines provided by state and local governments and the Centers for Disease Control and Prevention (“CDC”). These measures included social distancing, provision of personal protective equipment, enhanced cleaning, and flexible work arrangements wherever possible. We have also offered enhanced leave and benefits to our employees and provided frequent updates to ensure our workforce continues to be kept apprised of evolving regulations and safety measures.
In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provides tax relief to individuals and businesses affected by the coronavirus pandemic. We have not requested or accepted any loans or payments that are available under the CARES Act, however, we have utilized the option to defer payment of the employer portion of payroll taxes (Social Security) that would otherwise be required to be made during the period beginning March 27, 2020 to December 31, 2020. One half of the deferred amount was required to be paid and was paid by December 31, 2021, with the remaining 50% to be paid by December 31, 2022. As of December 31, 2021, our remaining deferred amount is $3.1 million and is included as part of accrued and other liabilities on the consolidated balance sheets.
The COVID-19 pandemic has and continues to contribute to a general slowdown in the global economy and most significantly, the commercial aerospace end-use market. While both major large aircraft manufacturers, The Boeing Company (“Boeing”) and Airbus SE, have announced increases in build rates for 2022, it is well below pre-pandemic levels. In its 2021 Annual Report on Form 10-K, Boeing indicated it expects commercial air travel to return to 2019 levels in 2023 to 2024, and a few years beyond that for the industry to return to the long-term trend growth. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty at this time, COVID-19 has had a significant impact on our business, the businesses of our customers and suppliers, as well as our results of operations and financial condition, and may have a material adverse impact on our business, results of operations and financial condition for 2022 and beyond. See Risk Factors included in Part I, Item 1A of this Annual Report on Form 10-K (“Form 10-K”).
Recap for the year ended December 31, 2021:
•Net revenues of $645.4 million
•Net income of $135.5 million, or $11.06 per diluted share
•Adjusted EBITDA of $92.8 million
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, Guaymas fire related expenses, gain on sale-leaseback, success bonus related to the completion of sale-leaseback transaction, inventory purchase accounting adjustments, restructuring charges, loss on extinguishment of debt, and other debt refinancing costs (“Adjusted EBITDA”) was $92.8 million and $87.9 million for years ended December 31, 2021 and December 31, 2020, respectively.
When viewed with our financial results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and accompanying reconciliations, we believe Adjusted EBITDA provides additional useful information to clarify and enhance the understanding of the factors and trends affecting our past performance and future prospects. We define Adjusted EBITDA, explain how it is calculated, and provide a reconciliation to the most comparable GAAP measure in the table below. Adjusted EBITDA and the related financial ratios, as presented in this Annual Report on

Form 10-K (“Form 10-K”), are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as measures of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.
We use Adjusted EBITDA non-GAAP operating performance measures internally as complementary financial measures to evaluate the performance and trends of our businesses. We also present Adjusted EBITDA and the related financial ratios, as applicable, because we believe that measures such as these provide useful information with respect to our ability to meet our operating commitments.
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
•It does not reflect the impact on earnings or charges resulting from matters unrelated to our ongoing operations; and
•Other companies in our industry may calculate Adjusted EBITDA differently from us, limiting their usefulness as comparative measures.
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

•Gain on sale-leaseback may be useful to our investors in evaluating our core operating performance;
•Success bonus related to completion of sale-leaseback transaction may be useful to our investors in evaluating our core operating performance;
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
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands) Years Ended December 31,
	2021	2020	2019
Net income	$135,536	$29,174	$32,461
Interest expense	11,187	13,653	18,290
Income tax expense	34,948	2,807	5,302
Depreciation	14,051	13,824	13,519
Amortization	14,338	15,026	14,786
Stock-based compensation expense	11,212	9,299	7,161
Guaymas fire related expenses	2,486	1,704	—
Gain on sale-leaseback	(132,522)	—	—
Success bonus related to completion of sale-leaseback transaction (1)	1,451	—	—
Inventory purchase accounting adjustments (2)	106	—	511
Restructuring charges	—	2,424	—
Loss on extinguishment of debt	—	—	180
Other debt refinancing costs	—	—	77
Adjusted EBITDA	$92,793	$87,911	$92,287
% of net revenues	14.4%	14.0%	12.8%

(1)2021 included $1.3 million of success bonus related to the completion of the sale-leaseback transaction that was recorded as part of cost of sales.
(2)2021 and 2019 included inventory purchase accounting adjustments of inventory that was stepped up as part of our purchase price allocation from our acquisitions of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”) and Nobles Worldwide, Inc. (“Nobles”) on December 16, 2021 and in October 2019, respectively, and both are a part of our Structural Systems operating segment.

RESULTS OF OPERATIONS
2021 Compared to 2020
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Years Ended December 31,
	2021	% of Net Revenues	2020	% of Net Revenues
Net Revenues	$645,413	100.0%	$628,941	100.0%
Cost of Sales	502,953	77.9%	491,203	78.1%
Gross Profit	142,460	22.1%	137,738	21.9%
Selling, General and Administrative Expenses	93,579	14.5%	89,808	14.3%
Restructuring Charges	—	—%	2,424	0.4%
Operating Income	48,881	7.6%	45,506	7.2%
Interest Expense	(11,187)	(1.7)%	(13,653)	(2.1)%
Gain on Sale-Leaseback	132,522	20.5%	—	—%
Other Income, Net	268	—%	128	—%
Income Before Taxes	170,484	26.4%	31,981	5.1%
Income Tax Expense	34,948	nm	2,807	nm
Net Income	$135,536	21.0%	$29,174	4.6%

Effective Tax Rate	20.5%	nm	8.8%	nm
Diluted Earnings Per Share	$11.06	nm	$2.45	nm
nm = not meaningful
Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during 2021 and 2020, respectively, were as follows:

		(Dollars in thousands) Years Ended December 31,		% of Net Revenues
	Change	2021	2020	2021	2020
Consolidated Ducommun
Military and space	$30,989	$453,848	$422,859	70.3%	67.2%
Commercial aerospace	(12,411)	155,731	168,142	24.1%	26.8%
Industrial	(2,106)	35,834	37,940	5.6%	6.0%
Total	$16,472	$645,413	$628,941	100.0%	100.0%

Electronic Systems
Military and space	$19,235	$327,911	$308,676	79.5%	78.6%
Commercial aerospace	2,886	48,903	46,017	11.8%	11.7%
Industrial	(2,106)	35,834	37,940	8.7%	9.7%
Total	$20,015	$412,648	$392,633	100.0%	100.0%

Structural Systems
Military and space	$11,754	$125,937	$114,183	54.1%	48.3%
Commercial aerospace	(15,297)	106,828	122,125	45.9%	51.7%
Total	$(3,543)	$232,765	$236,308	100.0%	100.0%
Net revenues for 2021 were $645.4 million compared to $628.9 million for 2020. The year-over-year increase was primarily due to the following:
•$31.0 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms and higher build rates on various missile platforms; partially offset by

•$12.4 million lower revenues in our commercial aerospace end-use markets due to lower build rates on large aircraft platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Years Ended December 31,
	2021	2020
Boeing Company	7.8%	10.5%
Lockheed Martin Corporation	4.4%	5.0%
Northrop Grumman Corporation	7.1%	9.1%
Raytheon Technologies Corporation	24.4%	20.9%
Top ten customers(1)	61.1%	61.1%
(1) Includes The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop”), and Raytheon Technologies Corporation (“Raytheon”).
The revenues from Boeing, Lockheed Martin, Northrop, and Raytheon are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin increased to 22.1% in 2021 compared to 21.9% in 2020 primarily due to favorable product mix and lower other manufacturing costs.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $3.8 million in 2021 compared to 2020 primarily due to higher professional services fees of $2.2 million, a portion of which was related to the MagSeal acquisition, and higher compensation and benefits costs of $1.6 million.
Restructuring Charges
Restructuring charges decreased $2.4 million in 2021 compared to 2020 primarily due to the 2020 restructuring plan being completed by the end of 2020. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on restructuring activities.
Interest Expense
Interest expense decreased in 2021 compared to 2020 primarily due to a lower amount of debt outstanding and lower interest rates. See Note 8 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on our long-term debt.
Gain on Sale-Leaseback
Gain on sale-leaseback increased in 2021 compared to 2020 due to the Gardena performance center located in Carson, California, sale-leaseback transaction we entered into on December 16, 2021. See Note 5 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on our sale-leaseback transaction.
Income Tax Expense
We recorded an income tax expense of $34.9 million (an effective tax rate of 20.5%) in 2021, compared to $2.8 million (an effective tax rate of 8.8%) in 2020. The increase in the effective tax rate for 2021 compared to 2020 was primarily due to higher pre-tax income for 2021, which included the gain on the sale-leaseback transaction we entered into on December 16, 2021, compared to 2020. The higher pre-tax income in 2021 caused the research and development tax credits to have a lower income tax benefit impact on the effective tax rate. The increase in the effective tax rate was also due to lower discrete income tax benefits recognized from the release of uncertain tax positions in 2021 compared to 2020.
Our unrecognized tax benefits were $4.4 million and $4.1 million in 2021 and 2020, respectively. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of December 31, 2021 and 2020 were not significant. If recognized, $2.6 million would affect the effective income tax rate. As a result of statute of limitations set to expire in 2022, we expect decreases to our unrecognized tax benefits of approximately $0.7 million in the next twelve months.
We file U.S. Federal and state income tax returns. We are subject to examination by the Internal Revenue Service (“IRS”) for tax years after 2017 and by state taxing authorities for tax years after 2016. While we are no longer subject to examination prior to those periods, carryforwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.
In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that provided tax relief to individuals and businesses affected by the coronavirus pandemic. We considered the provisions of the CARES Act and determined they do not have a material impact to our overall income taxes. We utilized the option to defer payment of the employer portion of payroll taxes (Social Security) that would otherwise be required to be made during the period beginning March 27, 2020 to December 31, 2020. See COVID-19 Pandemic Impact on Our Business included in Part II, Item 7 of this Form 10-K. As such, as of December 31, 2020, we deferred payment of income tax deductions related to payroll taxes of $6.1 million and recorded the related deferred tax asset of $1.4 million, which was included as part of the net deferred income taxes on the consolidated balance sheet. We were required to and made the payments for 50% of the deferred payroll taxes by December 31, 2021. As of December 31, 2021, the remaining unpaid deferred income tax deductions related to payroll taxes is $3.1 million and the related deferred tax asset of $0.7 million is included as part of the net deferred income taxes on the consolidated balance sheet.
In December 2020, the U.S. enacted the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) that provided additional tax relief to individuals and businesses affected by the coronavirus pandemic. We considered the provisions of the Appropriations Act and determined they do not have a material impact to our overall income taxes.
On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (“Rescue Plan”). The amendment to Section 162(m) expanding the definition of covered employee to also include the next five highest compensated employees in the limitation will apply to us effective January 1, 2027. We do not expect any tax impacts to be material. We considered other provisions in the Rescue Plan and determined they have no or minimal impact to our overall income taxes.
The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years. Although there is proposed legislation to temporarily reinstate the current deduction of the expenditures after 2021 through 2025, we must consider the changes under the TCJA. If the provision is not deferred, modified, or repealed, with retroactive effect to January 1, 2022, it may result in a material impact on cash from operating activities and the balance of our deferred taxes. The actual impact will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively to January 1, 2022, and the amount of research and development expenditures incurred in 2022. We are monitoring legislation for any further changes to Section 174 and the impact to the financial statements in 2022.
Net Income and Earnings per Diluted Share
Net income and earnings per diluted share for 2021 were $135.5 million, or $11.06 per diluted share, compared to net income and earnings per diluted share for 2020 of $29.2 million, or $2.45 per diluted share. The increase in net income in 2021 compared to 2020 was primarily due to a gain on sale-leaseback of $132.5 million, $4.7 million of higher gross profit as a result of higher revenues, lower interest expense of $2.5 million, and lower restructuring charges of $2.4 million, partially offset by higher income tax expense of $32.1 million and higher SG&A expenses of $3.8 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2021 and 2020:

	%	(Dollars in thousands) Years Ended December 31,		% of Net Revenues	% of Net Revenues
	Change	2021	2020	2021	2020
Net Revenues
Electronic Systems	5.1%	$412,648	$392,633	63.9%	62.4%
Structural Systems	(1.5)%	232,765	236,308	36.1%	37.6%
Total Net Revenues	2.6%	$645,413	$628,941	100.0%	100.0%
Segment Operating Income
Electronic Systems		$57,629	$51,894	14.0%	13.2%
Structural Systems		20,234	19,584	8.7%	8.3%
		77,863	71,478
Corporate General and Administrative Expenses (1)		(28,982)	(25,972)	(4.5)%	(4.1)%
Total Operating Income		$48,881	$45,506	7.6%	7.2%
Adjusted EBITDA
Electronic Systems
Operating Income		$57,629	$51,894
Other Income		196	—
Depreciation and Amortization		13,823	14,038
Restructuring Charges		—	596
Success Bonus Related to Completion of Sale-Leaseback Transaction (2)		970	—
		72,618	66,528	17.6%	16.9%
Structural Systems
Operating Income		20,234	19,584
Other Income		72	—
Depreciation and Amortization		14,331	14,559
Restructuring Charges		—	1,828
Inventory Purchase Accounting Adjustments		106	—
Guaymas Fire Related Expenses		2,486	1,704
Success Bonus Related to Completion of Sale-Leaseback Transaction (2)		475	—
		37,704	37,675	16.2%	15.9%
Corporate General and Administrative Expenses (1)
Operating Loss		(28,982)	(25,972)
Other Income		—	128
Depreciation and Amortization		235	253
Stock-Based Compensation Expense		11,212	9,299
Success Bonus Related to Completion of Sale-Leaseback Transaction (2)		6	—
		(17,529)	(16,292)
Adjusted EBITDA		$92,793	$87,911	14.4%	14.0%
Capital Expenditures
Electronic Systems		$7,471	$5,037
Structural Systems		8,463	8,570
Corporate Administration		—	—
Total Capital Expenditures		$15,934	$13,607
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
(2)2021 included $1.3 million of success bonus related to the completion of the sale-leaseback transaction that was recorded as part of cost of sales.

Electronic Systems
Electronic Systems’ net revenues in 2021 compared to 2020 increased $20.0 million primarily due to the following:
•$19.2 million higher revenues in our military and space end-use markets due to higher build rates on military fixed-wing aircraft platforms, partially offset by lower build rates on various missile platforms; and
•$2.9 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms.
Electronic Systems segment operating income in 2021 compared to 2020 increased $5.7 million primarily due to favorable product mix and lower other manufacturing costs.
Structural Systems
Structural Systems’ net revenues in 2021 compared to 2020 decreased $3.5 million primarily due to the following:
•$15.3 million lower revenues in commercial aerospace end-use markets due to lower build rates on large aircraft platforms; partially offset by
•$11.8 million higher revenues in military and space end-use markets due to higher build rates on various missile platforms.
The Structural Systems operating income in 2021 compared to 2020 increased $0.7 million primarily due to lower other manufacturing costs, partially offset by unfavorable product mix.
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
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses in 2021 compared to 2020 increased $3.0 million primarily due to higher professional services fees of $1.9 million, a portion of which was related to the acquisition of MagSeal, and higher compensation and benefits costs of $1.8 million.
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

The increase in backlog was primarily in the commercial aerospace end-use markets and industrial end-use markets. $628.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog for 2021 and 2020:

		(Dollars in thousands) December 31,
	Change	2021	2020
Consolidated Ducommun
Military and space	$4,882	$520,278	$515,396
Commercial aerospace	64,781	333,107	268,326
Industrial	27,783	51,802	24,019
Total	$97,446	$905,187	$807,741

Electronic Systems
Military and space	$10,125	$400,002	$389,877
Commercial aerospace	91	56,810	56,719
Industrial	27,783	51,802	24,019
Total	$37,999	$508,614	$470,615

Structural Systems
Military and space	$(5,243)	$120,276	$125,519
Commercial aerospace	64,690	276,297	211,607
Total	$59,447	$396,573	$337,126
2020 Compared to 2019
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K filed with the SEC on February 11, 2021, which is incorporated by reference herein.
LIQUIDITY AND CAPITAL RESOURCES
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions) December 31,
	2021	2020
Total debt, including long-term portion	$287.7	$320.6
Weighted-average interest rate on debt	3.27%	3.59%
Term Loans interest rate	3.22%	3.81%
Cash and cash equivalents	$76.3	$56.5
Unused Revolving Credit Facility	$99.8	$74.8
In December 2019, we completed the refinancing of a portion of our existing debt by entering into a new revolving credit facility (“2019 Revolving Credit Facility”) to replace the existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”) and entering into a new term loan (“2019 Term Loan”). The 2019 Revolving Credit Facility is a $100.0 million senior secured revolving credit facility that will mature on December 20, 2024 replacing the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The 2019 Term Loan is a $140.0 million senior secured term loan that will mature on December 20, 2024. We also have an existing $240.0 million senior secured term loan that was entered into in November 2018 that will mature on November 21, 2025 (“2018 Term Loan”). The original amounts available under the 2019 Revolving Credit Facility, 2019 Term Loan, and 2018 Term Loan (collectively, the “Credit Facilities”) in aggregate, totaled $480.0 million. We are required to make installment payments of 1.25% of the original outstanding principal balance of the 2019 Term Loan amount on a quarterly basis, on the last day of the calendar quarter and thus, paid $7.0 million during 2021. In addition, if we meet the annual excess cash flow threshold, we are required to make an annual additional principal payment based on the consolidated adjusted leverage ratio. During the first quarter of 2021, we made the required 2020 annual excess cash flow payment of $0.9 million. Further, the undrawn portion of the commitment of the 2019 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio. As of December 31, 2021, we were in compliance with all covenants required under the Credit Facilities. See Note 8 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
We drew down $50.0 million on the 2019 Revolving Credit Facility during the first quarter of 2020 to hold as cash on hand, $25.0 million of which was repaid during the fourth quarter of 2020 with the remaining $25.0 million repaid during 2021, thus, we made no net aggregate voluntary prepayments during 2021.
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
On November 29, 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. See Note 1 and Note 8 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with a portion of these interest rate cap hedges maturing on a quarterly basis, and a final quarterly maturity date of June 2020, in aggregate, totaling $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges. The interest rate cap hedges matured during our second quarter of 2020 and as such, all remaining amounts related to the interest rate cap hedges were fully amortized and unrealized gains and losses recorded in accumulated other comprehensive income were also realized at that time. See Note 1 and Note 8 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
On December 16, 2021, we acquired MagSeal for a purchase price of $69.5 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid a gross total aggregate of $71.3 million in cash, a portion of which was by drawing down on the 2019 Revolving Credit Facility. This draw down on the 2019 Revolving Credit Facility was paid off by December 31, 2021. See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
In October 2019, we acquired Nobles Parent Inc., the parent company of Nobles Worldwide, Inc. (“Nobles”) for an original purchase price of $77.0 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid a gross total aggregate of $77.3 million in cash by drawing down on the 2018 Revolving Credit Facility.
On December 16, 2021, we entered into a sale-leaseback transaction for the building and related land for our Gardena performance center located in Carson, California (“Sale-Leaseback Agreement”). The building and related land was sold for $143.1 million and we recognized a gain of $132.5 million. As part of the Sale-Leaseback Agreement, we entered into an initial five year lease for the usage of the just sold building and related land. The future minimum base monthly lease payments during the initial five year period in aggregate total $19.6 million. See Note 5 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
We expect to spend a total of $16.0 million to $18.0 million for capital expenditures in 2022 (excluding capital expenditures we will spend to restore the manufacturing capabilities related to our Guaymas performance center that was severely damaged by fire in June 2020), financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies. However, some portion of the expected capital expenditures in 2022 could be delayed as a result of the COVID-19 pandemic.
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

Cash Flow Summary
2021 Compared to 2020
Net cash used in operating activities during 2021 was $0.6 million, compared to net cash provided by operating activities of $12.6 million during 2020. The lower cash provided by operating activities during 2021 was primarily due to higher contract assets, higher inventories, and higher accounts receivable, partially offset by higher net income and higher contract liabilities.
Net cash provided by investing activities during 2021 was $57.8 million compared to net cash used by investing activities of $5.5 million during 2020. The higher cash provided by investing activities during 2021 was primarily due to proceeds from sale-leaseback, partially offset by the payments for the acquisition of MagSeal.
Net cash used by financing activities during 2021 was $37.3 million compared to net cash provided by financing activities of $9.7 million during 2020. The lower cash provided by financing activities during 2021 was primarily due to higher net repayments of borrowings on the Credit Facilities.
2020 Compared to 2019
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K filed with the SEC on February 11, 2021, which is incorporated by reference herein.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those accounting policies and estimates that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional accounting policies.
Revenue Recognition
Our customers typically engage us to manufacture products based on designs and specifications provided by the end-use customer. This requires the building of tooling and manufacturing first article inspection products (prototypes) before volume manufacturing. Contracts with our customers generally include a termination for convenience clause.
We have a significant number of contracts that are started and completed within the same year, as well as contracts derived from long-term agreements and programs that can span several years. We recognize revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), which utilizes a five-step model.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for the net impact of these adjustments to our consolidated financial statements for 2021.
Payments under long-term contracts may be received before or after revenue is recognized. When revenue is recognized before we bill our customer, a contract asset is created for the work performed but not yet billed. Similarly, when we receive payment before we ship our products to our customer and have met the shipping terms, a contract liability is created for the advance or progress payment. When a contract liability and a contract asset exist on the same contract, we report it on a net basis.
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
Business Combinations
When a business is acquired, we allocate the purchase price by recording the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date, with the excess cost recorded as goodwill. A preliminary fair value is determined once a business is acquired, with the final determination of fair value be completed no later than one year from the date of acquisition.
To determine the estimated fair value of assets acquired and liabilities assumed requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. We engage the assistance of valuation specialists in concluding on fair value measurements in determining the fair value of assets acquired and liabilities assumed in business combinations.
The fair value of the intangible assets is estimated using several valuation methodologies, including the income based or market based approaches, which represent Level 3 fair value measurements. Inputs to fair value analyses and other aspects of the allocation of the purchase price require judgment. The value for customer relationships is typically estimated based on a multi-period excess earnings approach. The more significant inputs used in the customer relationships intangible asset valuation include (i) future revenue growth rates, (ii) projected gross margins, (iii) the customer attrition rate, and (iv) the discount rate. The useful lives are estimated based on the underlying agreements or the future economic benefit expected to be received from the assets.

Acquisition related costs are not included as components of consideration transferred but instead, expensed as incurred and are included in selling, general and administrative expenses in our consolidated statements of income. See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
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
The quantitative approach for potential impairment analysis is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a combination of the income approach (which is based on a discounted cash flow model) and the market approach. Management’s cash flow projections include significant judgments and assumptions, including the amount and timing of expected cash flows, long-term growth rates, and discount rates. The cash flows used in the discounted cash flow model are based on our best estimate of future revenues, gross margins, and adjusted after-tax earnings. If any of these assumptions are incorrect, it will impact the estimated fair value of a reporting unit. The market approach also requires significant management judgment in selecting comparable business acquisitions and the transaction values observed and its related control premiums.
In the fourth quarter of 2021, the carrying amount of goodwill at the date of the most recent annual impairment evaluation for Electronic Systems and Structural Systems was $117.4 million and $53.4 million, respectively.
We acquired 100% of the equity interests of MagSeal on December 16, 2021, for a purchase price of $69.5 million, net of cash acquired. We recorded preliminary goodwill of $32.9 million in our Structural Systems segment, which is also our reporting unit. See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
As of the date of our 2021 annual evaluation for goodwill impairment for the Structural Systems segment, which is also our reporting unit, we performed a step one goodwill impairment analysis as of the first day of the fourth quarter of 2021. The fair value of our Structural Systems segment exceeded its carrying value by 72% and thus, was not deemed impaired.
As of the date of our 2021 annual evaluation for goodwill impairment for the Electronic Systems segment, which is also our reporting unit, we performed a qualitative assessment as of the first day of the fourth quarter of 2021, which considered each of the following: 1) margin of passing most recent step one analysis, 2) earnings before interest, taxes, depreciation, and amortization, 3) long-term growth rate, 4) analyzing material adverse factors/changes between valuation dates, 5) general macroeconomic factors, and 6) industry and market conditions. Based upon our qualitative assessment, we concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount and thus, goodwill was not deemed impaired.
Other Intangible Assets
We amortize acquired other intangible assets with finite lives over the estimated economic lives of the assets, ranging from 2 years to 19 years, generally using the straight-line method. The value of other intangibles acquired through business combinations has been estimated using present value techniques which involve estimates of future cash flows. We evaluate other intangible assets for recoverability considering undiscounted cash flows, when significant changes in conditions occur, and recognize impairment losses, if any, based upon the estimated fair value of the assets.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At December 31, 2021, we had borrowings of $287.7 million under our Credit Facilities.
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
The 2018 Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 3.75% to 4.00% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 3.75% to 4.00% per year, in each case based upon the consolidated total net adjusted leverage ratio.
A hypothetical 10% increase or decrease in the interest rate would have an immaterial impact on our financial condition and results of operations.
The interest rates on our Credit Facilities are based on LIBOR. See risks related to LIBOR under “Risk Factors” contained within Part I, Item 1A of this Annual Report on Form 10-K.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2021.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
The information under the caption “Election of Directors” in the 2022 Proxy Statement is incorporated herein by reference.
Executive Officers of the Registrant
The information under the caption “Executive Officers of the Registrant” in the 2022 Proxy Statement is incorporated herein by reference.
Audit Committee and Audit Committee Financial Expert
The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2022 Proxy Statement is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information under the caption “Delinquent Section 16(a) Reports” in the 2022 Proxy Statement is incorporated herein by reference.
Code of Business Conduct and Ethics
The information under the caption “Code of Business Conduct and Ethics” in the 2022 Proxy Statement is incorporated herein by reference.
Changes to Procedures to Recommend Nominees
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2022 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our compensation plans under which equity securities are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)(3)
Equity Compensation Plans approved by security holders(1)	819,624	$35.30	113,579
Employee stock purchase plan approved by security holders(2)	—	—	609,670
Equity compensation plans not approved by security holders	—	—	—
Total	819,624		723,249

(1)Consists of the 2020 Stock Incentive Plan (“2020 Plan”) and the 2013 Stock Incentive Plan, as Amended (“2013 Plan”), although the remaining shares available under the 2013 Plan as of May 6, 2020 were folded into the 2020 Plan plus any shares of common stock subject to outstanding awards under the 2013 Plan on or after May 6, 2020 that are forfeited, terminated, expire, or otherwise lapse without being exercised (to the extent applicable). The number of securities to be issued consists of 317,779 for stock options, 202,282 for restricted stock units and 299,563 for performance stock units at target. The weighted average exercise price applies only to the stock options.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Certain Relationships and Related Transactions” in the 2022 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the caption “Principal Accountant Fees and Services” contained in the 2022 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

	The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

		Page

	Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	43

	Consolidated Balance Sheets - December 31, 2021 and 2020	45

	Consolidated Statements of Income - Years Ended December 31, 2021, 2020, and 2019	46

	Consolidated Statements of Comprehensive Income - Years Ended December 31, 2021, 2020, and 2019	47

	Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2021, 2020, and 2019	48

	Consolidated Statements of Cash Flows - Years Ended December 31, 2021, 2020, and 2019	49

	Notes to Consolidated Financial Statements	50

	2. Financial Statement Schedule

	The following schedule for the years ended December 31, 2021, 2020 and 2019 is filed herewith:

	Schedule II - Consolidated Valuation and Qualifying Accounts	80

	All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

	3. Exhibits

See Item 15(b) for a list of exhibits.		—

ITEM 16. FORM 10-K SUMMARY	—

Signatures	—

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ducommun Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ducommun Incorporated and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Acquisition of Magnetic Seal LLC - Valuation of the Customer Relationships Intangible Asset
As described in Notes 1 and 2 to the consolidated financial statements, the Company completed the acquisition of Magnetic Seal LLC for net consideration of $69.5 million on December 16, 2021. The intangible assets acquired of $30.1 million, including $24.8 million for customer relationships, were determined based on the estimated fair values using valuation techniques consistent with the income approach to measure fair value. The value for customer relationships was estimated based on a multi-period excess earnings approach. Inputs to the income approach model and other aspects of the allocation of the purchase price require judgment. The more significant inputs used in the customer relationships intangible asset valuation include (i) future revenue growth rates, (ii) projected gross margins, (iii) the customer attrition rate, and (iv) the discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset acquired in the acquisition of Magnetic Seal LLC is a critical audit matter are (i) the significant judgment by management when determining the fair value of the acquired intangible asset; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to future revenue growth rates, projected gross margins, the customer attrition rate, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the customer relationships intangible asset. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value of the customer relationships intangible asset; (iii) evaluating the appropriateness of the multi-period excess earnings approach; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings approach; and (v) evaluating the reasonableness of the significant assumptions used by management related to future revenue growth rates, projected gross margins, the customer attrition rate, and the discount rate for the customer relationships intangible asset. Evaluating the reasonableness of the future revenue growth rates and projected gross margins involved considering the past performance of the acquired business and consistency with industry and economic forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the Company’s multi-period excess earnings approach and (ii) the reasonableness of the customer attrition rate and discount rate significant assumptions.
/s/ PricewaterhouseCoopers LLP
Irvine, California
February 23, 2022
We have served as the Company’s auditor since 1989.

Ducommun Incorporated and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$76,316	$56,466
Accounts receivable (net of allowance for credit losses of $1,098 and $1,552 at December 31, 2021 and 2020, respectively)	72,261	58,025
Contract assets	176,405	154,028
Inventories	150,938	129,223
Production cost of contracts	8,024	6,971
Other current assets	8,625	5,571
Total Current Assets	492,569	410,284
Property and Equipment, Net	102,419	109,990
Operating Lease Right-of-Use Assets	33,265	16,348
Goodwill	203,694	170,830
Intangibles, Net	141,764	124,744
Deferred Income Taxes	—	33
Other Assets	5,024	5,118
Total Assets	$978,735	$837,347
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$66,059	$63,980
Contract liabilities	42,077	28,264
Accrued and other liabilities	41,291	40,526
Operating lease liabilities	6,133	3,132
Current portion of long-term debt	7,000	7,000
Total Current Liabilities	162,560	142,902
Long-Term Debt, Less Current Portion	279,384	311,922
Non-Current Operating Lease Liabilities	28,074	14,555
Deferred Income Taxes	18,727	16,992
Other Long-Term Liabilities	15,388	21,642
Total Liabilities	504,133	508,013
Commitments and Contingencies (Notes 12, 14)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 11,925,087 and 11,728,212 shares issued and outstanding at December 31, 2021 and 2020, respectively	119	117
Additional paid-in capital	104,253	97,090
Retained earnings	377,263	241,727
Accumulated other comprehensive loss	(7,033)	(9,600)
Total Shareholders’ Equity	474,602	329,334
Total Liabilities and Shareholders’ Equity	$978,735	$837,347
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Net Revenues	$645,413	$628,941	$721,088
Cost of Sales	502,953	491,203	568,891
Gross Profit	142,460	137,738	152,197
Selling, General and Administrative Expenses	93,579	89,808	95,964
Restructuring Charges	—	2,424	—
Operating Income	48,881	45,506	56,233
Interest Expense	(11,187)	(13,653)	(18,290)
Loss on Extinguishment of Debt	—	—	(180)
Gain on Sale-Leaseback	132,522	—	—
Other Income, Net	268	128	—
Income Before Taxes	170,484	31,981	37,763
Income Tax Expense	34,948	2,807	5,302
Net Income	$135,536	$29,174	$32,461
Earnings Per Share
Basic earnings per share	$11.41	$2.50	$2.82
Diluted earnings per share	$11.06	$2.45	$2.75
Weighted-Average Number of Shares Outstanding
Basic	11,879	11,676	11,518
Diluted	12,251	11,932	11,792
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Net Income	$135,536	$29,174	$32,461
Other Comprehensive Income (Loss), Net of Tax:
Pension Adjustments:
Amortization of actuarial losses and prior service costs, net of tax of $309, $236, and $209 for 2021, 2020, and 2019, respectively	976	757	676
Actuarial gains (losses) arising during the period, net of tax benefit of $902, $701, and $502 for 2021, 2020, and 2019, respectively	2,859	(2,251)	(1,682)
Change in net unrealized (losses) gains on cash flow hedges, net of tax of $391, $57, and $29 for 2021, 2020, and 2019, respectively	(1,268)	162	95
Other Comprehensive Income (Loss), Net of Tax	2,567	(1,332)	(911)
Comprehensive Income, Net of Tax	$138,103	$27,842	$31,550
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share data)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2018	11,417,863	$114	$83,712	$180,356	$(7,357)	$256,825
Net income	—	—	—	32,461	—	32,461
Other comprehensive loss, net of tax	—	—	—	—	(911)	(911)
Adoption of ASC 842 adjustment	—	—	—	(264)	—	(264)
Employee stock purchase plan	26,521	—	1,118			1,118
Stock options exercised	80,693	1	2,014	—	—	2,015
Stock repurchased related to the exercise of stock options and stock awards vested	(123,192)	(1)	(5,604)	—	—	(5,605)
Stock awards vested	170,783	2	(2)	—	—	—
Stock-based compensation	—	—	7,161	—	—	7,161
Balance at December 31, 2019	11,572,668	116	88,399	212,553	(8,268)	292,800
Net income	—	—	—	29,174	—	29,174
Other comprehensive loss, net of tax	—	—	—	—	(1,332)	(1,332)
Employee stock purchase plan	57,285	1	2,193			2,194
Stock options exercised	54,063	1	1,563	—	—	1,564
Stock repurchased related to the exercise of stock options and stock awards vested	(95,411)	(2)	(4,363)	—	—	(4,365)
Stock awards vested	139,607	1	(1)	—	—	—
Stock-based compensation	—	—	9,299	—	—	9,299
Balance at December 31, 2020	11,728,212	117	97,090	241,727	(9,600)	329,334
Net income	—	—	—	135,536	—	135,536
Other comprehensive income, net of tax	—	—	—	—	2,567	2,567
Employee stock purchase plan	56,524	1	2,903	—	—	2,904
Stock options exercised	48,769	1	1,732	—	—	1,733
Stock repurchased related to the exercise of stock options and stock awards vested	(155,653)	(2)	(8,682)	—	—	(8,684)
Stock awards vested	247,235	2	(2)	—	—	—
Stock-based compensation	—	—	11,212	—	—	11,212
Balance at December 31, 2021	11,925,087	$119	$104,253	$377,263	$(7,033)	$474,602
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net Income	$135,536	$29,174	$32,461
Adjustments to Reconcile Net Income to
Net Cash (Used in) Provided by Operating Activities:
Depreciation and amortization	28,389	28,850	28,305
Non-cash operating lease cost	3,349	3,157	2,669
Stock-based compensation expense	11,212	9,299	7,161
Deferred income taxes	1,768	327	(1,830)
(Recovery of) provision for credit losses	(454)	231	186
Noncash loss on extinguishment of debt	—	—	180
Insurance recoveries related to loss on operating assets	—	8,546	—
Gain on sale-leaseback	(132,522)	—	—
Other	(505)	826	942
Changes in Assets and Liabilities:
Accounts receivable	(11,689)	8,877	2,380
Contract assets	(22,377)	(47,358)	(20,005)
Inventories	(17,129)	(20,183)	(8,491)
Production cost of contracts	(2,311)	(1,488)	(1,079)
Other assets	(4,902)	(212)	1,358
Accounts payable	2,793	(19,714)	11,620
Contract liabilities	13,813	13,747	(2,628)
Operating lease liabilities	(3,531)	(2,953)	(2,713)
Accrued and other liabilities	(2,005)	1,485	515
Net Cash (Used in) Provided by Operating Activities	(565)	12,611	51,031
Cash Flows from Investing Activities
Purchases of property and equipment	(16,863)	(12,510)	(18,290)
Proceeds from sale-leaseback	143,100	—	—
Proceeds from sale of assets	553	5	3
Insurance recoveries related to property and equipment	—	4,954	—
Life insurance proceeds	439	1,889	—
Payments for acquisition of Magnetic Seal LLC, net of cash acquired	(69,479)	—	—
Post closing cash received from the acquisition of Nobles Worldwide, Inc., net	—	190	—
Payments for acquisition of Nobles Worldwide, Inc., net of cash acquired	—	—	(76,647)
Net Cash Provided by (Used in) Investing Activities	57,750	(5,472)	(94,934)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	96,000	65,900	298,400
Repayments of senior secured revolving credit facility	(121,000)	(40,900)	(298,400)
Borrowings from term loans	—	—	140,000
Repayments of term loans	(7,926)	(14,362)	(63,000)
Repayments of other debt	(362)	(288)	(169)
Debt issuance costs	—	—	(1,135)
Net cash paid upon issuance of common stock under stock plans	(4,047)	(607)	(2,472)
Net Cash (Used in) Provided by Financing Activities	(37,335)	9,743	73,224
Net Increase in Cash and Cash Equivalents	19,850	16,882	29,321
Cash and Cash Equivalents at Beginning of Year	56,466	39,584	10,263
Cash and Cash Equivalents at End of Year	$76,316	$56,466	$39,584
See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Description of Business
We are a leading global provider of innovative, value-added proprietary products and manufacturing solutions for high-performance products and high-cost-of failure applications used primarily in the aerospace and defense (“A&D”), industrial, medical, and other industries (collectively, “Industrial”). Our operations are organized into two primary businesses: Electronic Systems segment (“Electronic Systems”) and Structural Systems segment (“Structural Systems”), each of which is a reportable operating segment. Electronic Systems designs, engineers and manufactures high-reliability electronic and electromechanical products used in worldwide technology-driven markets including A&D and Industrial end-use markets. Electronic Systems’ product offerings primarily range from prototype development to complex assemblies. Structural Systems designs, engineers and manufactures large, complex contoured aerostructure components and assemblies and supplies composite and metal bonded structures and assemblies. Structural Systems’ products are primarily used on commercial aircraft, military fixed-wing aircraft, and military and commercial rotary-wing aircraft. All reportable operating segments follow the same accounting principles.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to current year’s presentation.
Supplemental Cash Flow Information

	(Dollars in thousands) Years Ended December 31,
	2021	2020	2019
Interest paid	$10,135	$11,859	$16,474
Taxes paid	$32,934	$3,810	$5,699
Non-cash activities:
Purchases of property and equipment not paid	$1,333	$2,477	$1,380

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
We have money market funds and they are included as cash and cash equivalents. We also have forward interest rate swap agreements and had interest rate cap hedge agreements and the fair value of the forward interest rate swap agreements and interest rate cap hedge agreements were determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement. The interest rate cap hedges matured during the second quarter of 2020 and as such, the premium was zero as of December 31, 2021.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in either 2021 or 2020.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. On November 29, 2021, we entered into forward interest rate swap agreements, all with an effective date of January 1, 2024 (“Forward Interest Rate Swaps”) to manage our exposure to interest rate movements on a portion of our debt. As such, we have made the following cash flow hedging relationship elections to qualify for hedge accounting treatment related to the Forward Interest Rate Swaps as our current term loans mature before the expiration of the Forward Interest Rate Swaps: 1) Probability of forecasted transactions, and 2) Assessment of effectiveness. See Note 8. As of December 31, 2021, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedged item. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. Since the Forward Interest Rate Swaps are not effective until January 1, 2024, in both 2021 and 2020, we only recorded the changes in the fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges in other long term liabilities and other comprehensive income (loss) of $1.7 million and zero, respectively.
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
Business Combinations
When a business is acquired, we allocate the purchase price by recording the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date, with the excess cost recorded as goodwill. A preliminary fair value is determined once a business is acquired, with the final determination of fair value be completed no later than one year from the date of acquisition.
To determine the estimated fair value of assets acquired and liabilities assumed requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. We engage the assistance of valuation specialists in concluding on fair value measurements in determining the fair value of assets acquired and liabilities assumed in business combinations.
The fair value of the intangible assets is estimated using several valuation methodologies, including the income based or market based approaches, which represent Level 3 fair value measurements. Inputs to fair value analyses and other aspects of the allocation of the purchase price require judgment. The value for customer relationships is typically estimated based on a multi-period excess earnings approach. The more significant inputs used in the customer relationships intangible asset valuation include (i) future revenue growth rates, (ii) projected gross margins, (iii) the customer attrition rate, and (iv) the discount rate. The useful lives are estimated based on the underlying agreements or the future economic benefit expected to be received from the assets.
Acquisition related costs are not included as components of consideration transferred but instead, expensed as incurred and are included in selling, general and administrative expenses in our consolidated statements of income. See Note 2.
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
The quantitative approach for potential impairment analysis is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a combination of the income approach (which is based on a discounted cash flow model) and the market approach. Management’s cash flow projections include significant judgments and assumptions, including the amount and timing of expected cash flows, long-term growth rates, and discount rates. The cash flows used in the discounted cash flow model are based on our best estimate of future revenues, gross margins, and adjusted after-tax earnings. If any of these assumptions are incorrect, it will impact the estimated fair value of a reporting unit. The market approach also requires significant management judgment in selecting comparable business acquisitions and the transaction values observed and its related control premiums.
In the fourth quarter of 2021, the carrying amount of goodwill at the date of the most recent annual impairment evaluation for Electronic Systems and Structural Systems was $117.4 million and $53.4 million, respectively.
We acquired 100% of the equity interests of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”) on December 16, 2021, for a purchase price of $69.5 million, net of cash acquired. We recorded preliminary goodwill of $32.9 million in our Structural Systems segment, which is also our reporting unit. See Note 2.

As of the date of our 2021 annual evaluation for goodwill impairment for the Structural Systems segment, which is also our reporting unit, we performed a step one goodwill impairment analysis as of the first day of the fourth quarter of 2021. The fair value of our Structural Systems segment exceeded its carrying value by 72% and thus, was not deemed impaired.
As of the date of our 2021 annual evaluation for goodwill impairment for the Electronic Systems segment, which is also our reporting unit, we performed a qualitative assessment as of the first day of the fourth quarter of 2021, which considered each of the following: 1) margin of passing most recent step one analysis, 2) earnings before interest, taxes, depreciation, and amortization, 3) long-term growth rate, 4) analyzing material adverse factors/changes between valuation dates, 5) general macroeconomic factors, and 6) industry and market conditions. Based upon our qualitative assessment, we concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount and thus, goodwill was not deemed impaired.
Other Intangible Assets
We amortize acquired other intangible assets with finite lives over the estimated economic lives of the assets, ranging from 2 to 19 years, generally using the straight-line method. The value of other intangibles acquired through business combinations has been estimated using present value techniques which involve estimates of future cash flows. We evaluate other intangible assets for recoverability considering undiscounted cash flows when significant changes in conditions occur, and recognize impairment losses, if any, based upon the estimated fair value of the assets.
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
We have a significant number of contracts that are started and completed within the same year, as well as contracts derived from long-term agreements and programs that can span several years. We recognize revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), which utilizes a five-step model.
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
Net cumulative catch-up adjustments on profit recorded were not material for both years ended December 31, 2021 and December 31, 2020.
Payments under long-term contracts may be received before or after revenue is recognized. When revenue is recognized before we bill our customer, a contract asset is created for the work performed but not yet billed. Similarly, when we receive payment before we ship our products to our customer and have met the shipping terms, a contract liability is created for the advance or progress payment. When a contract liability and a contract asset exist on the same contract, we report it on a net basis.
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the consolidated balance sheets. As of December 31, 2021 and 2020, provision for estimated losses on contracts were $2.8 million and $2.3 million, respectively.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of December 31, 2021 and 2020, production costs of contracts were $8.0 million and $7.0 million, respectively.
Contract Assets and Contract Liabilities
Contract assets consist of our right to payment for work performed but not yet billed. Contract assets are transferred to accounts receivable when we bill our customers. We bill our customers when we ship the products and meet the shipping terms within the revenue contract. Contract liabilities consist of advance or progress payments received from our customers prior to the time transfer of control occurs plus the estimated losses on contracts. When a contract liability and a contract asset exist on the same contract, we report it on a net basis.
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	December 31, 2021	December 31, 2020
Contract assets	$176,405	$154,028
Contract liabilities	$42,077	$28,264
The increase in our contract assets as of December 31, 2021 compared to December 31, 2020 was primarily due to a net increase of products in work in process.

The increase in our contract liabilities as of December 31, 2021 compared to December 31, 2020 was primarily due to a net increase of advance or progress payments received from our customers in the current year. We recognized $20.9 million of the contract liabilities as of December 31, 2020 as revenues during the year ended December 31, 2021.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of December 31, 2021 totaled $814.1 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in 2023 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

		(Dollars in thousands) Years Ended December 31,		% of Net Revenues
	Change	2021	2020	2021	2020
Consolidated Ducommun
Military and space	$30,989	$453,848	$422,859	70.3%	67.2%
Commercial aerospace	(12,411)	155,731	168,142	24.1%	26.8%
Industrial	(2,106)	35,834	37,940	5.6%	6.0%
Total	$16,472	$645,413	$628,941	100.0%	100.0%

Electronic Systems
Military and space	$19,235	$327,911	$308,676	79.5%	78.6%
Commercial aerospace	2,886	48,903	46,017	11.8%	11.7%
Industrial	(2,106)	35,834	37,940	8.7%	9.7%
Total	$20,015	$412,648	$392,633	100.0%	100.0%

Structural Systems
Military and space	$11,754	$125,937	$114,183	54.1%	48.3%
Commercial aerospace	(15,297)	106,828	122,125	45.9%	51.7%
Total	$(3,543)	$232,765	$236,308	100.0%	100.0%
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
Government Grant
On November 15, 2021, we were awarded an Aviation Manufacturing Jobs Protection Program grant from the U.S. Department of Transportation of $4.0 million. As part of the award, we have to meet certain requirements over a six month performance period from November 15, 2021 to May 14, 2022. As of December 31, 2021, we have received $2.0 million with the remaining $2.0 million included as other current assets and expected to be received during 2022. We recorded $0.9 million and $0.1 million as a reduction of cost of sales and selling, general and administrative expenses, respectively, in 2021 with the remaining $3.0 million included as accrued and other liabilities.
Charitable Contributions
We contributed $0.3 million to the Ducommun Foundation during 2021.
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data) Years Ended December 31,
	2021	2020	2019
Net income	$135,536	$29,174	$32,461
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,879	11,676	11,518
Dilutive potential common shares	372	256	274
Diluted weighted-average common shares outstanding	12,251	11,932	11,792
Earnings per share
Basic	$11.41	$2.50	$2.82
Diluted	$11.06	$2.45	$2.75
Potentially dilutive stock awards to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Years Ended December 31,
	2021	2020	2019
Stock options and stock units	3	254	127
Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2021
In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”), which increases the transparency of government assistance including (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The new guidance is effective for fiscal years beginning after December 15, 2021, which will be our interim period beginning January 1, 2022. Early adoption is permitted and thus, we have chosen to early adopt ASU 2021-10 beginning in 2021 and the adoption of this standard did not have a material impact on our consolidated financial statements.
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
Recently Issued Accounting Standards
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which improves the accounting for acquired revenue contracts with customers in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which will be our interim period beginning January 1, 2023. Early adoption is permitted. We are evaluating the impact of this standard.
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional guidance for a limited time for contracts that reference London Interbank Offered Rate (“LIBOR”), to ease the potential burden in accounting for, or recognizing the effects, of reference rate reform on financial reporting as a result of the cessation of LIBOR. The new guidance is effective at any time after March 12, 2020 but no later than December 31, 2022. We have made the following elections related to our current cash flow hedging relationships as our current term loans mature before the expiration of the Forward Interest Rate Swaps: 1) Probability of forecasted transactions, and 2) Assessment of effectiveness. See Note 8.

Note 2. Business Combinations
On December 16, 2021, we acquired 100.0% of the outstanding equity interests of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”), a privately-held leading provider of high-impact, military-proven magnetic seals for critical systems in aerospace and defense applications, offering sealing solutions that are engineered to perform in high-speed, high-vibration, and other challenging environments. MagSeal is located in Warren, Rhode Island. The acquisition of MagSeal will continue to advance our strategy to diversify and offer more customized, value-driven engineered products with aftermarket opportunities.
The purchase price for MagSeal was $69.5 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $71.3 million in cash upon the closing of the transaction. We allocated the preliminary gross purchase price of $71.3 million to the assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Estimated Fair Value
Cash	$1,821
Accounts receivable	2,093
Inventories	4,586
Other current assets	98
Property and equipment	482
Operating lease right-of-use assets	1,533
Intangible assets	30,100
Goodwill	32,864
Total assets acquired	73,577
Current liabilities	(869)
Other non-current liabilities	(1,408)
Total liabilities assumed	(2,277)
Total purchase price allocation	$71,300

	Useful Life (In years)	Estimated Fair Value (In thousands)
Intangible assets:
Customer relationships	19	$24,800
Backlog	2	600
Trade name	Indefinite	4,700
		$30,100
The intangible assets acquired of $30.1 million were determined based on the estimated fair values using valuation techniques consistent with the income approach to measure fair value, which represented Level 3 fair value measurements. The useful lives were estimated based on the underlying agreements or the future economic benefit expected to be received from the assets. The value for customer relationships and backlog were estimated based on a multi-period excess earnings approach, while the value for trade name was assessed using the relief from royalty methodology. Inputs to the income approach models and other aspects of the allocation of the purchase price require judgment. The more significant inputs used in the customer relationships intangible asset valuation include (i) future revenue growth rates, (ii) projected gross margins, (iii) the customer attrition rate, and (iv) the discount rate.
The goodwill of $32.9 million arising from the acquisition is attributable to the benefits we expect to derive from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, opportunities within new markets, and an acquired assembled workforce. All the goodwill was assigned to the Structural Systems segment. The MagSeal acquisition, for tax purposes, is deemed an asset acquisition and thus, is deductible for income tax purposes.
Acquisition related transaction costs were not included as components of consideration transferred but have been expensed as incurred. Total acquisition-related transaction costs incurred by us were $0.9 million during 2021 and charged to selling, general and administrative expenses.
MagSeal’s results of operations have been included in our consolidated statements of income since the date of acquisition as part of the Structural Systems segment and were immaterial since the date of acquisition. Pro forma results of operations of the MagSeal acquisition have not been presented as the effect of the MagSeal acquisition was not material to our financial results for both 2021 and 2020.

Note 3. Inventories
Inventories consisted of the following:

	(In thousands) December 31,
	2021	2020
Raw materials and supplies	$125,334	$107,983
Work in process	20,609	15,895
Finished goods	4,995	5,345
Total	$150,938	$129,223

Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	(In thousands) December 31,		Range of Estimated
	2021	2020	Useful Lives
Land	$10,494	$15,733
Buildings and improvements	49,699	60,664	5 - 40 Years
Machinery and equipment	180,761	174,251	2 - 20 Years
Furniture and equipment	19,017	18,490	2 - 10 Years
Construction in progress	10,580	10,594
	270,551	279,732
Less accumulated depreciation	168,132	169,742
Total	$102,419	$109,990
Depreciation expense was $14.1 million, $13.8 million, and $13.5 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 5. Leases
Sale-Leaseback Transaction
On December 16, 2021, we entered into a sale-leaseback transaction for the building and related land for our Gardena performance center located in Carson, California (“Sale-Leaseback Agreement”). The building and related land was sold for $143.1 million and we have no continuing involvement. The carrying value of the building and related land was $9.4 million and we recognized a gain of $132.5 million. As part of the Sale-Leaseback Agreement, we entered into an initial five year lease for the usage of the just sold building and related land, with three options to renew in five year increments. The lease was classified as an operating lease and the future minimum base monthly lease payments during the initial five year period in aggregate total $19.6 million.
All Leases
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
We have operating and finance leases for manufacturing facilities, corporate offices, and various equipment. Our leases have remaining lease terms of 1 to 10 years, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense consisted of the following:

	(In thousands)
	Years Ended
	December 31, 2021	December 31, 2020
Operating leases expense	$4,283	4,028

Finance leases expense:
Amortization of right-of-use assets	$356	281
Interest on lease liabilities	62	56
Total finance lease expense	$418	$337
Short term and variable lease expenses for the year ended December 31, 2021 were not material.
Supplemental cash flow information related to leases was as follows:

	(In thousands)
	Years Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,150	$4,191
Operating cash flows from finance leases	$61	$56
Financing cash flows from finance leases	$363	$288

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$23,317	$165
Finance leases	$401	$1,241
The weighted average remaining lease terms were as follows:

	(In years)
	December 31, 2021	December 31, 2020
Operating leases	5	6
Finance leases	6	7
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
The weighted average discount rates were as follows:

	Years Ended
	December 31, 2021	December 31, 2020
Operating leases	3.1%	6.5%
Finance leases	3.6%	4.3%

Maturity of operating and finance lease liabilities are as follows:

	(In thousands)
	Operating Leases	Finance Leases
2021	$7,037	$375
2022	7,201	339
2023	7,037	272
2024	6,975	213
2025	6,345	159
Thereafter	2,536	433
Total lease payments	37,131	1,791
Less imputed interest	2,924	187
Total	$34,207	$1,604
Operating lease payments include $3.8 million related to options to extend lease terms that are reasonably certain of being exercised. As of December 31, 2021, there are $4.9 million of legally binding minimum lease payments for leases signed but not yet commenced. These operating leases will commence during 2022 with lease terms of 7 years.
Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are not significant. As of December 31, 2021, there are no legally binding minimum lease payments for leases signed but not yet commenced.

Note 6. Goodwill and Other Intangible Assets
Goodwill
The carrying amounts of goodwill, by operating segment, for the years ended December 31, 2021 and 2020 were as follows:

	(In thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$53,395	$252,552
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2020	117,435	53,395	170,830
Goodwill from acquisition during period	—	32,864	32,864
Balance at December 31, 2021	$117,435	$86,259	$203,694
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
Our most recent step one goodwill impairment test for our Electronic Systems reporting unit was as of the first day of the fourth quarter of 2019 where the fair value of our Electronic Systems reporting unit exceeded its carrying value by 44%. No material adverse factors/changes have occurred since the fourth quarter of 2019 and thus, for our annual goodwill impairment test of our Electronic Systems reporting unit as of the first day of the fourth quarter of 2021, we used a qualitative assessment and determined it was not more likely than not that the fair value of a reporting unit was less than its carrying amount. As our commercial aerospace end-use market business continues to be negatively impacted by the COVID-19 pandemic, we performed a step one goodwill impairment test for our Structural Systems reporting unit as of the first day of the fourth quarter of 2021, where the fair value of our Structural Systems reporting unit exceeded its carrying value by 72%. Thus, the respective goodwill amounts were not deemed impaired.
On December 16, 2021, we acquired 100% of the outstanding equity of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”) for a purchase price of $69.5 million, net of cash acquired. We preliminarily allocated the gross purchase price of $71.3 million to the assets acquired and the liabilities assumed at their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill within the Structural Systems reporting unit. See Note 2.
Other intangible assets are related to acquisitions, including MagSeal, and recorded at fair value at the time of the acquisition. Other intangible assets with finite lives are generally amortized on the straight-line method over periods ranging from 2 to 19 years. Intangible assets are as follows:

		(In thousands)
		December 31, 2021			December 31, 2020
	Wtd. Avg Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived assets
Customer relationships	17	$246,300	$114,169	$132,131	$221,500	$101,535	$119,965
Trade names and trademarks	14	5,500	1,263	4,237	5,500	857	4,643
Contract renewal	14	1,845	1,845	—	1,845	1,845	—
Technology	15	400	291	109	400	264	136
Backlog	2	600	13	587	—	—	—
Total finite-lived assets		254,645	117,581	137,064	229,245	104,501	124,744

Indefinite-lived assets
Trade names and trademarks		4,700	—	4,700	—	—	—
Total		$259,345	$117,581	$141,764	$229,245	$104,501	$124,744
The carrying amount of other intangible assets by operating segment as of December 31, 2021 and 2020 was as follows:

	(In thousands)
	December 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
Other intangible assets
Electronic Systems	$164,545	$90,191	$74,354	$164,545	$80,903	$83,642
Structural Systems	94,800	27,390	67,410	64,700	23,598	41,102
Total	$259,345	$117,581	$141,764	$229,245	$104,501	$124,744

Amortization expense of other intangible assets was $13.1 million, $13.2 million and $11.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Future amortization expense by operating segment is expected to be as follows:

	(In thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
2022	$9,288	$5,276	$14,564
2023	9,288	5,196	14,484
2024	9,288	4,673	13,961
2025	9,288	4,673	13,961
2026	9,288	4,649	13,937
Thereafter	27,914	38,243	66,157
	$74,354	$62,710	$137,064

Note 7. Accrued and Other Liabilities
The components of accrued and other liabilities consisted of the following:

	(In thousands) December 31,
	2021	2020
Accrued compensation	$24,391	$28,432
Accrued income tax and sales tax	926	80
Other	15,974	12,014
Total	$41,291	$40,526

Note 8. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands) December 31,
	2021	2020
Term loans	$287,712	$295,638
Revolving credit facility	—	25,000
Total debt	287,712	320,638
Less current portion	7,000	7,000
Total long-term debt, less current portion	280,712	313,638
Less debt issuance costs - term loans	1,328	1,716
Total long-term debt, net of debt issuance costs - term loans	$279,384	$311,922
Debt issuance costs - revolving credit facility (1)	$1,136	$1,515
Weighted-average interest rate	3.27%	3.59%
(1) Included as part of other assets.

Future long-term debt payments at December 31, 2021 were as follows:

(In thousands)
2022	$7,000
2023	7,000
2024	112,000
2025	161,712
2026	—
Thereafter	—
Total	$287,712
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
The 2019 Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 1.50% to 2.50% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable monthly or quarterly. In addition, the 2019 Term Loan requires installment payments of 1.25% of the original outstanding principal balance of the 2019 Term Loan amount on a quarterly basis, on the last day of the calendar quarter. During 2021, we made the required quarterly payments, in aggregate totaling $7.0 million.
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
The 2018 Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR plus an applicable margin ranging from 3.75% to 4.00% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 3.75% to 4.00% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable monthly or quarterly. In addition, the 2018 Term Loan required installment payments of 0.25% of the outstanding principal balance of the 2018 Term Loan amount on a quarterly basis.
Further, under the Credit Facilities, if we exceed the annual excess cash flow threshold, we are required to make an annual additional principal payment based on the consolidated adjusted leverage ratio. The annual mandatory excess cash flow payment is based on (i) 50% of the excess cash flow amount if the adjusted leverage ratio is greater than 3.25 to 1.0, (ii) 25% of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 3.25 to 1.0 but greater than 2.50 to 1.0, and (iii) zero percent of the excess cash flow amount if the consolidated adjusted leverage ratio is less than or equal to 2.50 to 1.0. During the first quarter of 2021, we made the required 2020 annual excess cash flow payment of $0.9 million. As of December 31, 2021, we were in compliance with all covenants required under the Credit Facilities.
We drew down $50.0 million on the 2019 Revolving Credit Facility during the first quarter of 2020 to hold as cash on hand, $25.0 million of which was repaid during the fourth quarter of 2020. The remaining $25.0 million was repaid during 2021.
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
On December 16, 2021, we acquired 100.0% of the outstanding equity interests of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”) for a purchase price of $69.5 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid a gross total aggregate of $71.3 million in cash, $65.0 million of which was from drawing down on the 2019 Revolving Credit Facility. This draw down on the 2019 Revolving Credit Facility was paid off by December 31, 2021. See Note 2.
Also on December 16, 2021, we entered into a sale-leaseback transaction for the building and related land for our Gardena performance center located in Carson, California, for a sale price of $143.1 million. A portion of the net proceeds were used to pay down on the $65.0 million that was drawn on the 2019 Revolving Credit Facility for the MagSeal acquisition. See Note 5.
As of December 31, 2021, we had $99.8 million of unused borrowing capacity under the 2019 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
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
On November 29, 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. The Forward Interest Rate Swaps were deemed to be highly effective upon entering into the derivative contracts and thus, hedge accounting treatment was utilized. Since the Forward Interest Rate Swaps are not effective until January 1, 2024, we only recorded the changes in the fair value of the Forward Interest Rate Swaps and recorded in other long term liabilities and in other comprehensive income (loss) of $1.7 million as of December 31, 2021. See Note 1 for further information.
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

Note 9. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At December 31, 2021 and 2020, no preferred shares were issued or outstanding.

Note 10. Stock-Based Compensation
Stock Incentive Compensation Plans
We currently have two active stock incentive plans: i) the 2020 Stock Incentive Plan (the “2020 Plan”), which expires on May 6, 2030, and ii) the 2018 Employee Stock Purchase Plan (“ESPP”). The 2013 Stock Incentive Plan, as Amended (the “2013

Plan”) was closed to further issuances of stock awards on May 6, 2020 and any remaining shares available were folded into the 2020 Plan as part of the approval of the 2020 Plan by shareholders at the 2020 Annual Meeting of Shareholders on May 6, 2020. The 2020 Plan permit awards of stock options, restricted stock units, performance stock units and other stock-based awards to our officers, key employees and non-employee directors on terms determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The aggregate number of shares available for issuance under the 2020 Plan is 651,162 plus any outstanding awards issued under the 2013 Plan that are subsequently forfeited, terminated, expire or otherwise lapse without being exercised. As of December 31, 2021, shares available for future grant under the 2020 Plan are 113,579. Prior to the adoption of the 2020 Plan, we granted stock-based awards to purchase shares of our common stock under certain predecessor plans. No further awards can be granted under these predecessor plans.
Employee Stock Purchase Plan
The ESPP was adopted by the Board of Directors and approved by the shareholders in 2018, including 750,000 shares that can be awarded. The first offering period closed on July 31, 2019. Under the ESPP, our employees who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period and the discount will be treated as compensation to those employees. Employees purchase common stock using payroll deductions, which may not exceed 10% of their eligible compensation and other limitations. The Compensation Committee administers the ESPP. As of December 31, 2021, there are 609,670 shares available for future award grants.
Stock Options
In the years ended December 31, 2021, 2020, and 2019, we granted stock options to our officers and key employees of zero, 8,000, and 189,170, respectively, with weighted-average grant date fair values of zero, $16.48, and $15.95, respectively. Stock options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire not more than ten years from the date of grant. The stock options typically vest over a period of three or four years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. If an employee terminates employment, the non-vested portion of the stock options will not vest and all rights to the non-vested portion will terminate completely.

Stock option activity for the year ended December 31, 2021 were as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	380,143	$35.46
Granted	—	$—
Exercised	(48,769)	$35.53
Expired	(3,634)	$36.49
Forfeited	(9,961)	$39.72
Outstanding at December 31, 2021	317,779	$35.30	5.7	$3,460
Exerciseable at December 31, 2021	258,174	$33.75	5.3	$3,211

Changes in nonvested stock options for the year ended December 31, 2021 were as follows:

	Number of Stock Options	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2021	191,677	$14.73
Granted	—	$—
Vested	(122,111)	$14.10
Forfeited	(9,961)	$15.32
Nonvested at December 31, 2021	59,605	$15.93
The aggregate intrinsic value of stock options represents the amount by which the market price of our common stock exceeds the exercise price of the stock option. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2021, 2020 and 2019 was $1.0 million, $0.9 million, and $1.8 million, respectively. Cash received from stock options exercised for the years ended December 31, 2021, 2020 and 2019 was $1.7 million, $1.6 million, and $2.0 million, respectively, with related tax benefits of $0.4 million, $0.4 million, and $0.5 million, respectively. The total amount of stock options vested and expected to vest in the future is 317,779 shares with a weighted-average exercise price of $35.30 and an aggregate intrinsic value of $3.5 million. These stock options have a weighted-average remaining contractual term of 5.7 years.
The share-based compensation cost expensed for stock options for the years ended December 31, 2021, 2020, and 2019 (before tax benefits) was $1.2 million, $1.8 million, and $1.6 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2021, total unrecognized compensation cost (before tax benefits) related to stock options of $0.4 million is expected to be recognized over a weighted-average period of 0.5 years. The total fair value of stock options vested during the years ended December 31, 2021, 2020, and 2019 was $1.7 million, $2.0 million, and $1.3 million, respectively.
We apply fair value accounting for stock-based compensation based on the grant date fair value estimated using a Black-Scholes-Merton (“Black-Scholes”) valuation model. The assumptions used to compute the fair value of stock option grants under the Stock Incentive Plans for years ended December 31, 2021, 2020, and 2019 were as follows:

	Years Ended December 31,
	2021	2020	2019
Risk-free interest rate	N/A	1.59%	1.92%
Expected volatility	N/A	37.75%	40.44%
Expected dividends	N/A	—	—
Expected term (in months)	N/A	66	60
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
Restricted Stock Units
We granted restricted stock units (“RSUs”) to certain officers, key employees and non-employee directors of 118,995, 118,835, and 62,520 RSUs during the years ended December 31, 2021, 2020, and 2019, respectively, with weighted-average grant date fair values (equal to the fair market value of our stock on the date of grant) of $55.92, $27.62, and $41.04 per share, respectively. RSUs represent a right to receive a share of stock at future vesting dates with no cash payment required from the holder. The RSUs typically have a three year vesting term of 33%, 33% and 34% on the first, second and third anniversaries of the date of grant, respectively. If an employee terminates employment, their non-vested portion of the RSUs will not vest and all rights to the non-vested portion will terminate.

Restricted stock unit activity for the year ended December 31, 2021 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2021	165,907	$30.70
Granted	118,995	$55.92
Vested	(74,958)	$31.61
Forfeited	(7,662)	$40.08
Outstanding at December 31, 2021	202,282	$44.85
The share-based compensation cost expensed for RSUs for the years ended December 31, 2021, 2020, and 2019 (before tax benefits) was $4.1 million, $2.6 million, and $2.4 million respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2021, total unrecognized compensation cost (before tax benefits) related to RSUs of $5.6 million is expected to be recognized over a weighted average period of 1.7 years. The total fair value of RSUs vested for the years ended December 31, 2021, 2020, and 2019 was $4.2 million, $2.3 million, and $2.4 million, respectively. The tax benefit realized from vested RSUs for the years ended December 31, 2021, 2020, and 2019 was $1.0 million, $0.5 million, and $0.6 million, respectively.

Performance Stock Units
We granted performance stock awards (“PSUs”) to certain key employees of 182,886, 159,136, and 58,178 PSUs during the years ended December 31, 2021, 2020, and 2019, respectively, with weighted-average grant date fair values of $49.76, $29.65, and $43.80 per share, respectively. PSU awards are subject to the attainment of performance goals established by the Compensation Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals are based on a pre-established objective formula that specifies the manner of determining the number of PSUs that will be granted if performance goals are attained. If an employee terminates employment, their non-vested portion of the PSUs will not vest and all rights to the non-vested portion will terminate.

Performance stock activity for the year ended December 31, 2021 was as follows:

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2021	288,954	$31.95
Granted	182,886	$49.76
Vested	(172,277)	$33.76
Forfeited	—	$—
Outstanding at December 31, 2021	299,563	$41.16
The share-based compensation cost expensed for PSUs for the years ended December 31, 2021, 2020, and 2019 (before tax benefits) was $5.9 million, $4.9 million and $3.2 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2021, total unrecognized compensation cost (before tax benefits) related to PSUs of $7.0 million is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of PSUs vested during the years ended December 31, 2021, 2020, and 2019, was $9.6 million, $3.7 million, and $3.8 million, respectively. The tax benefit realized from PSUs for the years ended December 31, 2021, 2020, and 2019 were $2.3 million, $0.9 million, and $0.9 million, respectively.

Note 11. Employee Benefit Plans
Supplemental Retirement Plans
We have three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers certain current and retired employees and further employee contributions to this plan were suspended on August 5, 2011. The liability for the third plan and interest thereon is included in accrued employee compensation and long-term liabilities were both zero at December 31, 2021, and zero and $0.1 million, respectively, at December 31, 2020. The accumulated benefit obligations of the first two plans at December 31, 2021 and December 31, 2020 were both $0.3 million, and are included in accrued liabilities.
Defined Contribution 401(k) Plans
We sponsor a 401(k) defined contribution plan for all our employees. The plan allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan, we generally provide a match equal to 50% of the employee’s contributions up to the first 6% of compensation, except for union employees who are not eligible to receive the match. Our provision for matching and profit sharing contributions for the three years ended December 31, 2021, 2020, and 2019 was $2.8 million, $2.6 million, and $2.7 million, respectively.
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
The components of net periodic pension cost for the Pension Plan and LaBarge Retirement Plan in aggregate are as follows:

	(In thousands) Years Ended December 31,
	2021	2020	2019
Service cost	$676	$622	$503
Interest cost	1,010	1,209	1,388
Expected return on plan assets	(1,895)	(1,761)	(1,644)
Amortization of actuarial losses	1,285	993	885
Net periodic pension cost	$1,076	$1,063	$1,132
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for 2021 were as follows:

(In thousands) Year Ended December 31,
2021
Amortization of actuarial loss - total before tax (1)	$1,285
Tax benefit	(309)
Net of tax	$976

(1)The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.
The estimated net actuarial loss for both plans that will be amortized from accumulated other comprehensive loss into net periodic cost during 2022 is $1.3 million.

The obligations, fair value of plan assets, and funded status of both plans are as follows:

	(In thousands) December 31,
	2021	2020
Change in benefit obligation(1)
Beginning benefit obligation (January 1)	$42,804	$39,085
Service cost	676	622
Interest cost	1,010	1,209
Actuarial (gain) loss	(2,537)	3,491
Benefits paid	(2,148)	(1,603)
Ending benefit obligation (December 31)	$39,805	$42,804
Change in plan assets
Beginning fair value of plan assets (January 1)	$30,632	$28,443
Return on assets	3,122	2,300
Employer contribution	2,095	1,492
Benefits paid	(2,151)	(1,603)
Ending fair value of plan assets (December 31)	$33,698	$30,632
Funded status (underfunded)	$(6,107)	$(12,172)
Amounts recognized in the consolidated balance sheet
Current liabilities	$427	$605
Non-current liabilities	$5,680	$11,567
Unrecognized loss included in accumulated other comprehensive loss
Beginning unrecognized loss, before tax (January 1)	$12,620	$10,660
Amortization	(1,282)	(993)
Liability (gain) loss	(2,537)	3,491
Asset (gain) loss	(1,228)	(538)
Ending unrecognized loss, before tax (December 31)	7,573	12,620
Tax impact	(1,827)	(3,003)
Unrecognized loss included in accumulated other comprehensive loss, net of tax	$5,746	$9,617

(1)Projected benefit obligation equals the accumulated benefit obligation for the plans.
On December 31, 2021, our annual measurement date, the accumulated benefit obligation exceeded the fair value of the plans assets by $6.1 million. Such excess is referred to as an unfunded accumulated benefit obligation. We recorded unrecognized loss included in accumulated other comprehensive loss, net of tax at December 31, 2021 and 2020 of $5.7 million and $9.6 million, respectively, which decreased shareholders’ equity. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be decreased or be eliminated if either interest rates increase or market performance and plan returns improve which will cause the Pension Plan to return to fully funded status.
Our Pension Plan asset allocations at December 31, 2021 and 2020, by asset category, were as follows:

	December 31,
	2021	2020
Equity securities	69%	67%
Cash and equivalents	1%	—%
Debt securities	30%	33%
Total(1)	100%	100%

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

	(In thousands) Year Ended December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$414	$—	$—	$414
Fixed income securities	3,648	—	—	3,648
Equities(1)	7,446	—	—	7,446
Other investments	1,199	—	—	1,199
Total plan assets at fair value	$12,707	$—	$—	12,707
Pooled funds				20,991
Total fair value of plan assets				$33,698

	(In thousands) Year Ended December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$136	$—	$—	$136
Fixed income securities	2,983	—	—	2,983
Equities(1)	3,331	—	—	3,331
Other investments	1,097	—	—	1,097
Total plan assets at fair value	$7,547	$—	$—	7,547
Pooled funds				23,085
Total fair value of plan assets				$30,632

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

The weighted-average assumptions used to determine the net periodic benefit costs under the two plans were as follows:

	Years Ended December 31,
	2021	2020	2019
Discount rate used to determine pension expense
Pension Plan	2.50%	3.22%	4.23%
LaBarge Retirement Plan	1.85%	2.85%	4.00%

The weighted-average assumptions used to determine the benefit obligations under the two plans were as follows:

	December 31,
	2021	2020	2019
Discount rate used to determine value of obligations
Pension Plan	2.85%	2.50%	3.22%
LaBarge Retirement Plan	2.35%	1.85%	2.85%
Long-term rate of return - Pension Plan only	6.25%	6.25%	7.00%
The following benefit payments under both plans, which reflect expected future service, as appropriate, are expected to be paid:

	(In thousands)
	Pension Plan	LaBarge Retirement Plan
2022	$1,389	$427
2023	$1,457	$410
2024	$1,580	$391
2025	$1,668	$372
2026	$1,757	$354
2027 - 2031	$9,480	$1,504
Our funding policy is to contribute cash to our plans so that the minimum contribution requirements established by government funding and taxing authorities are met. We expect to make contributions of $0.7 million to the plans in 2022.

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

Note 13. Income Taxes
Our pre-tax income attributable to foreign operations was not material. The provision for income tax expense consisted of the following:

	(In thousands) Years Ended December 31,
	2021	2020	2019
Current tax expense
Federal	$31,171	$2,525	$5,802
State	2,829	(459)	1,067
	34,000	2,066	6,869
Deferred tax expense (benefit)
Federal	107	1,294	(650)
State	841	(553)	(917)
	948	741	(1,567)
Income tax expense	$34,948	$2,807	$5,302
We recognized net income tax benefits from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes of $0.9 million, $0.4 million, and $0.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Deferred tax (liabilities) assets were comprised of the following:

	(In thousands) December 31,
	2021	2020
Deferred tax assets:
Accrued expenses	$620	$558
Allowance for doubtful accounts	269	371
Contract overrun reserves	680	546
Deferred compensation	272	113
Deferred revenue	1,570	18
Employment-related accruals	4,028	5,912
Environmental reserves	499	493
Federal tax credit carryforwards	133	133
Inventory reserves	2,957	2,684
Operating lease liabilities	8,145	4,186
Pension obligation	1,550	2,915
Federal and state net operating loss carryforwards	4,243	5,125
State tax credit carryforwards	7,123	9,271
Stock-based compensation	2,584	2,179
Other	2,503	1,526
Total gross deferred tax assets	37,176	36,030
Valuation allowance	(7,718)	(9,330)
Total gross deferred tax assets, net of valuation allowance	29,458	26,700
Deferred tax liabilities:
Depreciation	(11,986)	(11,255)
Goodwill	(6,557)	(5,493)
Intangibles	(20,337)	(22,298)
Operating lease right-of-use assets	(7,931)	(3,879)
Prepaid insurance	(534)	(385)
Other	(840)	(349)
Total gross deferred tax liabilities	(48,185)	(43,659)
Net deferred tax liabilities	$(18,727)	$(16,959)
We have federal and state tax net operating losses of $15.1 million and $18.2 million, respectively, as of December 31, 2021. The federal net operating losses acquired from the acquisition of Nobles are subject to an annual limitation under Internal Revenue Code Section 382; however, we expect to fully realize them under ASC Subtopic 740-10 before they begin to expire in 2033. The state net operating loss carryforwards include $10.7 million that is not expected to be realized due to various limitations and has been reduced by a valuation allowance. If not realized, the state net operating loss carryforwards, depending on the tax jurisdiction, will begin to expire between 2027 and 2038.
We have federal and state tax credit carryforwards of $0.1 million and $10.9 million, respectively, as of December 31, 2021. A valuation allowance of $9.0 million has been provided on state tax credit carryforwards that are not expected to be realized under ASC Subtopic 740-10. If not realized, the federal tax carryforwards will begin to expire in 2032 and state tax credit carryforwards, depending on the tax jurisdiction, will begin to expire between 2022 and 2036.
We believe it is more likely than not that we will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation between the statutory and effective tax rates were as follows:

	Years Ended December 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	3.1	4.6	3.6
Foreign derived intangible income deduction	—	(0.4)	(1.2)
Stock-based compensation expense	(0.5)	(1.4)	(2.1)
Research and development tax credits (1)	(3.0)	(13.8)	(7.8)
Other tax credits	—	(0.3)	—
Changes in valuation allowance	(1.0)	(0.4)	(1.6)
Non-deductible book expenses	0.7	3.6	3.9
Changes in deferred tax assets	—	(0.2)	(2.2)
Changes in tax reserves	0.2	(4.6)	1.2
Other	—	0.7	(0.8)
Effective income tax rate	20.5%	8.8%	14.0%
(1)For 2020, (3.4)% is additional research and development tax credits related to 2019.
Our total amount of unrecognized tax benefits was $4.4 million, $4.1 million, and $5.7 million at December 31, 2021, 2020, and 2019, respectively. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of December 31, 2021, 2020, and 2019 were not significant. If recognized, $2.6 million would affect the effective income tax rate. As a result of statute of limitations set to expire in 2022, we expect decreases to our unrecognized tax benefits of approximately $0.7 million in the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	(In thousands) Years Ended December 31,
	2021	2020	2019
Balance at January 1,	$4,069	$5,663	$5,283
Additions for tax positions related to the current year	562	418	408
Additions for tax positions related to prior years	180	157	—
Reductions for tax positions related to prior years	—	—	(28)
Reductions for lapse of statute of limitations	(376)	(2,169)	—
Balance at December 31,	$4,435	$4,069	$5,663
We file U.S. Federal and state income tax returns. We are subject to examination by the Internal Revenue Service (“IRS”) for tax years after 2017 and by state taxing authorities for tax years after 2016. While we are no longer subject to examination prior to those periods, carryforwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a subsequent period. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.
In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that provided tax relief to individuals and businesses affected by the coronavirus pandemic. We considered the provisions of the CARES Act and determined they do not have a material impact on our overall income taxes. We utilized the option to defer payment of the employer portion of payroll taxes (Social Security) that would otherwise be required to be made during the period beginning March 27, 2020 to December 31, 2020. As such, as of December 31, 2020, we deferred payment of income tax deductions related to payroll taxes of $6.1 million and recorded the related deferred tax asset of $1.4 million, which was included as part of the net deferred income taxes on the consolidated balance sheet. We were required to and made the payments for 50% of the deferred payroll taxes by December 31, 2021. As of December 31, 2021, the remaining unpaid deferred income tax deductions related to payroll taxes is $3.1 million and the related deferred tax asset of $0.7 million is included as part of the net deferred income taxes on the consolidated balance sheet.
In December 2020, the U.S. enacted the Consolidated Appropriations Act, 2021 (“Appropriations Act”) that provided additional tax relief to individuals and businesses affected by the coronavirus pandemic. We considered the provisions of the Appropriations Act and determined they do not have a material impact to our overall income taxes.

On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (“Rescue Plan”). The amendment to Section 162(m) expanding the definition of covered employee to also include the next five highest compensated employees in the limitation will apply to us effective January 1, 2027. We do not expect any tax impacts to be material. We considered other provisions in the Rescue Plan and determined they have no or minimal impact to our overall income taxes.
The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years. Although there is proposed legislation to temporarily reinstate the current deduction of the expenditures after 2021 through 2025, we must consider the changes under the TCJA. If the provision is not deferred, modified, or repealed, with retroactive effect to January 1, 2022, it may result in a material impact on cash from operating activities and the balance of our deferred taxes. The actual impact will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively to January 1, 2022, and the amount of research and development expenditures incurred in 2022. We are monitoring legislation for any further changes to Section 174 and the impact to the financial statements in 2022.
Note 14. Commitments and Contingencies
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Bernardino. We received service of process of this complaint on January 28, 2021. The complaint alleges violations of California’s wage and hour laws relating to our current and former employees and seeks attorney’s fees and penalties. We vigorously refuted and defended these claims, and reached a tentative settlement of $0.8 million during the fourth quarter 2021, which is subject to court approval. Thus, we recorded accrued liabilities of $0.8 million as of December 31, 2021.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for its estimated liability for such investigation and corrective action of $1.5 million as of both December 31, 2021 and December 31, 2020, which is reflected in other long-term liabilities on our consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million as of both December 31, 2021 and December 31, 2020, which is reflected in other long-term liabilities on our consolidated balance sheets. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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
Our insurance covers damage to the facility, equipment, unfinished inventory, and other assets at replacement cost, finished goods inventory at selling price, as well as business interruption, third party property damage, and recovery related expenses caused by the fire, less our per claim deductible. The anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. The anticipated insurance recoveries in excess of net book value of the damaged operating assets and business interruption will not be recorded until all contingencies related to our claim have been resolved. During the year ended December 31, 2020, $0.8 million of revenue and $0.5 million of related cost of sales were reversed for revenue previously recognized using the over time method as the revenue recognition process for these items were deemed to be interrupted as a result of these inventory items being damaged. Also during the year ended December 31, 2020, we wrote off property and equipment and tooling with an aggregate total net book value of $7.1 million and inventory on hand of $3.4 million that were damaged by the fire. The related anticipated insurance recoveries were also presented within the same financial statement line item in the consolidated statements of income resulting in no net impact, with the anticipated insurance recoveries receivable included as part of other current assets on the consolidated balance sheets. As of December 31, 2021,

$13.5 million of general insurance recoveries have been received to date. The timing of and the remaining amounts of insurance recoveries, including for business interruption, are not known at this time.
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

	Years Ended December 31,
	2021	2020	2019
Boeing	7.8%	10.5%	16.6%
Lockheed Martin	4.4%	5.0%	4.0%
Northrop	7.1%	9.1%	4.0%
Raytheon	24.4%	20.9%	15.6%
Spirit	3.8%	3.3%	12.2%
Top ten customers (1)	61.1%	61.1%	65.4%
(1) Includes Boeing, Lockheed Martin, Northrop, Raytheon, and Spirit.
Boeing, Lockheed Martin, Northrop, Raytheon, and Spirit represented the following percentages of total accounts receivable:

	December 31,
	2021	2020
Boeing	3.5%	4.8%
Lockheed Martin	0.4%	2.4%
Northrop	10.9%	12.3%
Raytheon	17.8%	15.0%
Spirit	0.7%	1.1%
In 2021, 2020 and 2019, net revenues from foreign customers based on the location of the customer were $43.6 million, $58.5 million and $81.6 million, respectively. No net revenues from a foreign country were greater than 3.0% of total net revenues in 2021, 2020, and 2019. We have manufacturing facilities in Thailand and Mexico. Our net revenues, profitability and identifiable long-lived assets attributable to foreign revenues activity were not material compared to our net revenues, profitability and identifiable long-lived assets attributable to our domestic operations during 2021, 2020, and 2019. We are not subject to any significant foreign currency risks as all our sales are made in United States dollars.

Note 16. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, Electronic Systems and Structural Systems, each of which is an operating segment as well as a reportable segment.
Financial information by reportable segment was as follows:

	(In thousands) Years Ended December 31,
	2021	2020	2019
Net Revenues
Electronic Systems	$412,648	$392,633	$360,373
Structural Systems	232,765	236,308	360,715
Total Net Revenues	$645,413	$628,941	$721,088
Segment Operating Income (Loss) (1)(2)
Electronic Systems	$57,629	$51,894	$38,613
Structural Systems	20,234	19,584	46,836
	77,863	71,478	85,449
Corporate General and Administrative Expenses (3)	(28,982)	(25,972)	(29,216)
Operating Income	$48,881	$45,506	$56,233
Depreciation and Amortization Expenses
Electronic Systems	$13,823	$14,038	$14,170
Structural Systems	14,331	14,559	13,663
Corporate Administration	235	253	472
Total Depreciation and Amortization Expenses	$28,389	$28,850	$28,305
Capital Expenditures
Electronic Systems	$7,471	$5,037	$5,508
Structural Systems	8,463	8,570	13,338
Corporate Administration	—	—	—
Total Capital Expenditures	$15,934	$13,607	$18,846
(1)The results for 2021 include MagSeal’s results of operations which have been included in our consolidated statements of income since the date of acquisition as part of the Structural Systems segment. See Note 2.
(2)The results for 2019 includes Nobles’ results of operations which have been included in our consolidated statements of income since the date of acquisition as part of the Structural Systems segment.
(3)Includes cost not allocated to either the Electronic Systems or Structural Systems operating segments.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets for 2021 and 2020:

	(In thousands) December 31,
	2021	2020
Total Assets
Electronic Systems	$490,814	$448,606
Structural Systems	408,118	325,604
Corporate Administration	79,803	63,137
Total Assets	$978,735	$837,347
Goodwill and Intangibles
Electronic Systems	$191,789	$201,077
Structural Systems	153,669	94,497
Total Goodwill and Intangibles	$345,458	$295,574
On December 16, 2021, we acquired 100.0% of the outstanding equity interests of MagSeal for a purchase price of $69.5 million, net of cash acquired. We allocated the preliminary gross purchase price of $71.3 million to the assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill. See Note 2.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
(Dollars in thousands)
SCHEDULE II

Description	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Deductions/(Recoveries)	Other(1)	Balance at End of Period
2021
Allowance for Credit Losses	$1,552	$227	$681		$1,098
Valuation Allowance on Deferred Tax Assets	$9,330	$(1,612)	$—	$—	$7,718
2020
Allowance for Credit Losses	$1,321	$231	$—	$—	$1,552
Valuation Allowance on Deferred Tax Assets	$9,375	$(111)	$—	$66	$9,330
2019
Allowance for Credit Losses	$1,135	$219	$33	$—	$1,321
Valuation Allowance on Deferred Tax Assets	$9,083	$(593)	$—	$885	$9,375
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
2.3 Equity Purchase Agreement dated December 15, 2021, by and between Ducommun LaBarge Technologies, Inc., Mag Parent, Inc. and Thomas B. Colby and Lyman J. Colby. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on December 16, 2021.
2.4 Agreement of Purchase and Sale and Agreement to Enter into Lease dated as of December 16, 2021 by and among Ducommun Aerostructures, Inc. and Centerpoint 268 Gardena LLC. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on December 20, 2021.
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

Exhibit
No.        Description
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
*10.24 Retirement and Release Agreement dated November 29, 2021 between Ducommun Incorporated and Rosalie F. Rogers.

Exhibit
No.        Description
10.25    Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Richard A. Baldridge	March 19, 2013
Shirley G. Drazba	October 18, 2018
Robert C. Ducommun	December 31, 1985
Dean M. Flatt	November 5, 2009
Jay L. Haberland	February 2, 2009
Sheila G. Kramer	June 1, 2021
Stephen G. Oswald	January 23, 2017
Jerry L. Redondo	October 1, 2015
Samara A. Strycker	December 30, 2021
Rajiv A. Tata	January 24, 2020
Christopher D. Wampler	January 1, 2016
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

DUCOMMUN INCORPORATED

Date: February 23, 2022	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2022.

Signature	Title

/s/ Stephen G. Oswald	Chairman, President and Chief Executive Officer
Stephen G. Oswald	(Principal Executive Officer)

/s/ Christopher D. Wampler	Vice President, Chief Financial Officer, Controller and Treasurer
Christopher D. Wampler	(Principal Financial and Principal Accounting Officer)

/s/ Richard A. Baldridge	Director
Richard A. Baldridge

/s/ Shirley G. Drazba	Director
Shirley G. Drazba

/s/ Robert C. Ducommun	Director
Robert C. Ducommun

/s/ Dean M. Flatt	Director
Dean M. Flatt

/s/ Jay L. Haberland	Director
Jay L. Haberland

/s/ Sheila G. Kramer	Director
Sheila G. Kramer

/s/ Samara A. Strycker	Director
Samara A. Strycker