Form 10-Q
period 2022-04-02
DUCOMMUN INC /DE/
filed 2022-05-03
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2022, the registrant had 12,033,277 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	April 2, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$19,260	$76,316
Accounts receivable, net (allowance for credit losses of $791 and $1,098 at April 2, 2022 and December 31, 2021, respectively	82,804	72,261
Contract assets	187,171	176,405
Inventories	159,795	150,938
Production cost of contracts	7,862	8,024
Other current assets	8,783	8,625
Total Current Assets	465,675	492,569
Property and Equipment, Net of Accumulated Depreciation of $171,713 and $168,132 at April 2, 2022 and December 31, 2021, respectively	103,900	102,419
Operating Lease Right-of-Use Assets	38,860	33,265
Goodwill	203,694	203,694
Intangibles, Net	138,116	141,764
Other Assets	9,086	5,024
Total Assets	$959,331	$978,735
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$74,842	$66,059
Contract liabilities	37,841	42,077
Accrued and other liabilities	31,917	41,291
Operating lease liabilities	7,028	6,133
Current portion of long-term debt	7,000	7,000
Total Current Liabilities	158,628	162,560
Long-Term Debt, Less Current Portion	247,729	279,384
Non-Current Operating Lease Liabilities	32,917	28,074
Deferred Income Taxes	18,820	18,727
Other Long-Term Liabilities	13,531	15,388
Total Liabilities	471,625	504,133
Commitments and Contingencies (Notes 7, 9)
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 12,032,945 and 11,925,087 shares issued and outstanding at April 2, 2022 and December 31, 2021, respectively	120	119
Additional Paid-In Capital	104,244	104,253
Retained Earnings	385,362	377,263
Accumulated Other Comprehensive Loss	(2,020)	(7,033)
Total Shareholders’ Equity	487,706	474,602
Total Liabilities and Shareholders’ Equity	$959,331	$978,735
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net Revenues	$163,481	$157,151
Cost of Sales	131,006	124,051
Gross Profit	32,475	33,100
Selling, General and Administrative Expenses	23,352	22,490
Operating Income	9,123	10,610
Interest Expense	(2,402)	(2,806)
Other Income	3,000	—
Income Before Taxes	9,721	7,804
Income Tax Expense	1,622	1,109
Net Income	$8,099	$6,695
Earnings Per Share
Basic earnings per share	$0.68	$0.57
Diluted earnings per share	$0.66	$0.55
Weighted-Average Number of Common Shares Outstanding
Basic	11,989	11,791
Diluted	12,328	12,250
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net Income	$8,099	$6,695
Other Comprehensive Income, Net of Tax:
Amortization of actuarial loss and prior service costs, net of tax of $36 and $76 for the three months ended April 2, 2022 and April 3, 2021, respectively	110	245
Change in unrealized gains on cash flow hedges, net of tax of $1,509 and zero for the three months ended April 2, 2022 and April 3, 2021, respectively	4,903	—
Other Comprehensive Income, Net of Tax	5,013	245
Comprehensive Income	$13,112	$6,940
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2020	11,728,212	$117	$97,090	$241,727	$(9,600)	$329,334
Net income	—	—	—	6,695	—	6,695
Other comprehensive income, net of tax	—	—	—	—	245	245
Employee stock purchase plan	31,580	—	1,558	—	—	1,558
Stock options exercised	17,872	—	610	—	—	610
Stock awards vested	178,827	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(106,894)	(1)	(6,004)	—	—	(6,005)
Stock-based compensation	—	—	3,133	—	—	3,133
Balance at April 3, 2021	11,849,597	$118	$96,385	$248,422	$(9,355)	$335,570

Balance at December 31, 2021	11,925,087	$119	$104,253	$377,263	$(7,033)	$474,602
Net income	—	—	—	8,099	—	8,099
Other comprehensive income, net of tax	—	—	—	—	5,013	5,013
Employee stock purchase plan	31,686	—	1,386	—	—	1,386
Stock options exercised	48,119	1	1,444	—	—	1,445
Stock awards vested	117,387	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(89,334)	(1)	(4,428)	—	—	(4,429)
Stock-based compensation	—	—	1,590	—	—	1,590
Balance at April 2, 2022	12,032,945	$120	$104,244	$385,362	$(2,020)	$487,706
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash Flows from Operating Activities
Net Income	$8,099	$6,695
Adjustments to Reconcile Net Income to
Net Cash Used in Operating Activities:
Depreciation and amortization	7,768	6,922
Non-cash operating lease cost	1,842	736
Stock-based compensation expense	1,590	3,133
Deferred income taxes	93	606
(Recovery of) provision for credit losses	(307)	18
Other	139	122
Changes in Assets and Liabilities:
Accounts receivable	(10,236)	(3,117)
Contract assets	(10,766)	(19,881)
Inventories	(8,857)	(9,064)
Production cost of contracts	(371)	(488)
Other assets	504	(369)
Accounts payable	8,540	8,192
Contract liabilities	(4,236)	(4,007)
Operating lease liabilities	(1,615)	(784)
Accrued and other liabilities	(11,038)	(12,069)
Net Cash Used in Operating Activities	(18,851)	(23,355)
Cash Flows from Investing Activities
Purchases of property and equipment	(4,825)	(4,542)
Proceeds from sale of assets	51	—
Net Cash Used in Investing Activities	(4,774)	(4,542)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	—	20,000
Repayments of senior secured revolving credit facility	—	(25,000)
Repayments of term loans	(31,750)	(2,676)
Repayments of other debt	(83)	(84)
Net cash paid upon issuance of common stock under stock plans	(1,598)	(3,837)
Net Cash Used in Financing Activities	(33,431)	(11,597)
Net Decrease in Cash and Cash Equivalents	(57,056)	(39,494)
Cash and Cash Equivalents at Beginning of Period	76,316	56,466
Cash and Cash Equivalents at End of Period	$19,260	$16,972
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
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun,” the “Company,” “we,” “us” or “our”), after eliminating intercompany balances and transactions. The December 31, 2021 condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
Our significant accounting policies were described in Part IV, Item 15(a)(1), “Note 1. Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2021. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three months ended April 2, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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
Subsequent Event
Subsequent to our quarter ended April 2, 2022, in April 2022, management approved and commenced a restructuring plan mainly to reduce headcount, consolidate facilities, write-down inventory, and impair long-lived assets to better position us for stronger performance. We currently anticipate this initiative will result in $10.0 million to $14.0 million in total pre-tax restructuring charges over the next 12 months. Of these charges, we estimate $4.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $6.0 million to $10.0 million to be non-cash charges for the write-down of inventory and impairment of long-lived assets.

Supplemental Cash Flow Information

	(Dollars in thousands)
	Three Months Ended
	April 2, 2022	April 3, 2021
Interest paid	$2,186	$2,544
Taxes paid (refunded), net	$10	$(30)
Non-cash activities:
Purchases of property and equipment not paid	$1,576	$540
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars in thousands, except per share data)
	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$8,099	$6,695
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	11,989	11,791
Dilutive potential common shares	339	459
Diluted weighted-average common shares outstanding	12,328	12,250
Earnings per share
Basic	$0.68	$0.57
Diluted	$0.66	$0.55
Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)
	Three Months Ended
	April 2, 2022	April 3, 2021
Stock options and stock units	7	3
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
We have money market funds and they are included as cash and cash equivalents. We also have forward interest rate swap agreements and the fair value of the forward interest rate swap agreements were determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended April 2, 2022.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, and we classify as Level 1. See Fair Value above.

Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements, all with an effective date of January 1, 2024 (“Forward Interest Rate Swaps”) to manage our exposure to interest rate movements on a portion of our debt. As such, we have made the following cash flow hedging relationship elections to qualify for hedge accounting treatment related to the Forward Interest Rate Swaps as our current term loans mature before the expiration of the Forward Interest Rate Swaps: 1) Probability of forecasted transactions, and 2) Assessment of effectiveness. See Note 6. As of April 2, 2022, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedged item. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the condensed consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. Since the Forward Interest Rate Swaps are not effective until January 1, 2024, in both the three months ended April 2, 2022 and April 3, 2021, we only recorded the changes in the fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges in other long term assets, other long term liabilities, and other comprehensive income (loss) of $6.4 million and zero, respectively.
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
Net cumulative catch up adjustments on gross profit recorded were not material for both the three months ended April 2, 2022 and April 3, 2021.
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
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the condensed consolidated balance sheets. As of April 2, 2022 and December 31, 2021, provision for estimated losses on contracts were $3.3 million and $2.8 million, respectively.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of April 2, 2022 and December 31, 2021, production cost of contracts were $7.9 million and $8.0 million, respectively.
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	April 2, 2022	December 31, 2021
Contract assets	$187,171	$176,405
Contract liabilities	$37,841	$42,077
The increase in our contract assets as of April 2, 2022 compared to December 31, 2021 was primarily due to a net increase of products in work in process in the current period.
The decrease in our contract liabilities as of April 2, 2022 compared to December 31, 2021 was primarily due to a net decrease of advance or progress payments received from our customers in the current period. We recognized $10.1 million of the contract liabilities as of December 31, 2021 as revenues during the three months ended April 2, 2022.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of April 2, 2022 totaled $767.1 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2023 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)
	Three Months Ended
	April 2 2022	April 3, 2021
Consolidated Ducommun
Military and space	$99,334	$114,127
Commercial aerospace	54,075	35,377
Industrial	10,072	7,647
Total	$163,481	$157,151

Electronic Systems
Military and space	$71,820	$81,733
Commercial aerospace	15,574	9,724
Industrial	10,072	7,647
Total	$97,466	$99,104

Structural Systems
Military and space	$27,514	$32,394
Commercial aerospace	38,501	25,653
Total	$66,015	$58,047
Government Grant
In November 2021, we were awarded an Aviation Manufacturing Jobs Protection Program grant from the U.S. Department of Transportation (“AMJPP Grant”) of $4.0 million. As part of the award, we have to meet certain requirements over a six month performance period from November 15, 2021 to May 14, 2022. As of April 2, 2022, we have received $2.0 million, all during 2021, with the remaining $2.0 million included as other current assets and expected to be received during 2022. We recorded $1.8 million and $0.2 million as a reduction of cost of sales and selling, general and administrative expenses, respectively, during the three months ended April 2, 2022. Cumulative through the three months ended April 2, 2022, we have recorded $2.7 million and $0.3 million as a reduction of cost of sales and selling, general and administrative expenses, respectively. The remaining $1.0 million is included as accrued and other liabilities.

Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2022
In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies reporting or provides clarification on various topics, including clarification that an entity should use the weighted-average share count from each quarter when calculating the year-to-date weighted-average share count. The new guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, which was our interim period beginning January 1, 2022. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional guidance for a limited time for contracts that reference London Interbank Offered Rate (“LIBOR”), to ease the potential burden in accounting for, or recognizing the effects, of reference rate reform on financial reporting as a result of the cessation of LIBOR. The new guidance is effective at any time after March 12, 2020 but no later than December 31, 2022. We have made the following elections related to our current cash flow hedging relationships as our current term loans mature before the expiration of the Forward Interest Rate Swaps: 1) Probability of forecasted transactions, and 2) Assessment of effectiveness. See Note 6.

Note 2. Business Combinations
In December 2021, we acquired 100.0% of the outstanding equity interests of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”), a privately-held leading provider of high-impact, military-proven magnetic seals for critical systems in aerospace and defense applications, offering sealing solutions that are engineered to perform in high-speed, high-vibration, and other challenging environments. MagSeal is located in Warren, Rhode Island. The acquisition of MagSeal will continue to advance our strategy to diversify and offer more customized, value-driven engineered products with aftermarket opportunities.
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
MagSeal’s results of operations have been included in our condensed consolidated statements of income since the date of acquisition as part of the Structural Systems segment and were immaterial since the date of acquisition. Pro forma results of operations of the MagSeal acquisition have not been presented as the effect of the MagSeal acquisition was not material to our financial results.

Note 3. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	April 2, 2022	December 31, 2021
Raw materials and supplies	$134,990	$125,334
Work in process	20,316	20,609
Finished goods	4,489	4,995
Total	$159,795	$150,938

Note 4. Goodwill
We perform our annual goodwill impairment test as of the first day of the fourth quarter. If certain factors occur, including significant underperformance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, a decision to divest individual businesses within a reporting unit, or a decision to group individual businesses differently, we may be required to perform an interim impairment test prior to the fourth quarter.
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
Our most recent goodwill impairment test of our Electronic Systems reporting unit as of the first day of the fourth quarter of 2021 was performed using a qualitative assessment and we determined it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Our most recent annual goodwill impairment test of our Structural Systems reporting unit as of the first day of the fourth quarter of 2021 was performed using a step one goodwill impairment test where the fair value of our Structural Systems reporting unit exceeded its carrying value by 72%. Thus, the respective goodwill amounts were not deemed impaired. While our business continues to be negatively impacted during the three months ended April 2, 2022 as a result of the COVID-19 pandemic, no material adverse factors/changes have occurred since the fourth quarter of 2021 that would require us to perform another qualitative or quantitative assessment. As such, for the first quarter of 2022, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$86,259	$285,416
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2021	$117,435	$86,259	$203,694
Balance at April 2, 2022	$117,435	$86,259	$203,694

Note 5. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	April 2, 2022	December 31, 2021
Accrued compensation	$14,774	$24,391
Accrued income tax and sales tax	4,024	926
Other	13,119	15,974
Total	$31,917	$41,291

Note 6. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	April 2, 2022	December 31, 2021
Term loans	$255,962	$287,712
Total debt	255,962	287,712
Less current portion	(7,000)	(7,000)
Total long-term debt, less current portion	248,962	280,712
Less debt issuance costs - term loans	(1,233)	(1,328)
Total long-term debt, net of debt issuance costs - term loans	$247,729	$279,384
Debt issuance costs - revolving credit facility (1)	$1,042	$1,136
Weighted-average interest rate	3.37%	3.27%
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
The 2019 Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 1.50% to 2.50% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the 2019 Term Loan requires installment payments of 1.25% of the original outstanding principal balance of the 2019 Term Loan amount on a quarterly basis, on the last day of the calendar quarter. For the three months ended April 2, 2022, we made the required quarterly payment of $1.8 million.
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
Further, under the Credit Facilities, if we exceed the annual excess cash flow threshold, we are required to make an annual additional principal payment based on the consolidated adjusted leverage ratio. The annual mandatory excess cash flow payment is based on (i) 50% of the excess cash flow amount if the adjusted leverage ratio is greater than 3.25 to 1.0, (ii) 25% of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 3.25 to 1.0 but greater than 2.50 to 1.0, and (iii) zero percent of the excess cash flow amount if the consolidated adjusted leverage ratio is less than or equal to 2.50 to 1.0. We did not exceed the annual excess cash flow threshold for 2021 and thus, no annual excess cash flow payment was required to be paid during the first quarter of 2022. As of April 2, 2022, we were in compliance with all covenants required under the Credit Facilities.
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
However, since we were paying down on the term loans during the three months ended April 2, 2022, we were required to pay down on the 2019 Term Loan and 2018 Term Loan on a pro-rata basis and thus, we paid down $13.0 million and $17.0 million on the 2019 Term Loan and 2018 Term Loan, respectively, for an aggregate total pay down of $30.0 million.
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
As of April 2, 2022, we had $99.8 million of unused borrowing capacity under the 2019 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.

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
In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. The Forward Interest Rate Swaps were deemed to be highly effective upon entering into the derivative contracts and thus, hedge accounting treatment was utilized. Since the Forward Interest Rate Swaps are not effective until January 1, 2024, we only recorded the changes in the fair value of the Forward Interest Rate Swaps. As such, we recorded the change in other long term assets, other long term liabilities, and other comprehensive income (loss) of $6.4 million for the three months ended April 2, 2022. See Note 1 for further information.

Note 7. Indemnifications
We have made guarantees and indemnities under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. Additionally, we indemnify our directors and officers to the maximum extent permitted under the laws of the State of Delaware and have a directors and officers insurance policy that may reduce our exposure in certain circumstances and may enable us to recover a portion of future amounts that may be payable, if any. Moreover, in connection with certain performance center leases, we have indemnified our lessors for certain claims arising from the performance center or the lease.
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
We recorded income tax expense of $1.6 million for the three months ended April 2, 2022 compared to $1.1 million for the three months ended April 3, 2021. The increase in income tax expense for the first quarter of 2022 compared to the first quarter of 2021 was primarily due to higher pre-tax income for the first quarter of 2022 compared to the first quarter of 2021 and lower discrete tax benefits recognized in the first quarter of 2022 for net tax windfalls related to stock-based compensation. The increase in income tax expense was partially offset by higher income tax benefits recognized in the first quarter of 2022 related to the U.S. Federal research and development tax credit.
Our total amount of unrecognized tax benefits was $4.5 million and $4.4 million as of April 2, 2022 and December 31, 2021, respectively. If recognized, $2.7 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of April 2, 2022 and December 31, 2021 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2022, we expect decreases to our unrecognized tax benefits of approximately $0.7 million in the next twelve months.

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
The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years (for U.S.-based research). Although there is proposed legislation to temporarily reinstate the current deduction of the expenditures after 2021 through 2025, we must consider the changes under the TCJA. As of April 2, 2022, we recorded an increase to current income taxes payable by approximately $2.6 million and a decrease to net deferred tax liabilities by a similar amount. We are monitoring legislation for any further changes to Section 174 and the impact to the financial statements in 2022.

Note 9. Commitments and Contingencies
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court of California, County of San Bernardino. We received service of process of this complaint on January 28, 2021. The complaint alleges violations of California’s wage and hour laws relating to our current and former employees and seeks attorney’s fees and penalties. We vigorously refuted and defended these claims, and reached a tentative settlement of $0.8 million during the fourth quarter 2021, which is subject to court approval. Thus, we recorded accrued liabilities of $0.8 million as of December 31, 2021. We are awaiting final court approval and thus, the accrued liabilities amount remains unchanged at $0.8 million as of April 2, 2022.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both April 2, 2022 and December 31, 2021, which is reflected in other long-term liabilities on our condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million as of both April 2, 2022 and December 31, 2021, which is reflected in other long-term liabilities on our condensed consolidated balance sheets. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries, however, property and equipment, inventories, and tooling in this leased facility were damaged. Our Guaymas performance center is comprised of two buildings with an aggregate total of 62,000 square feet. The loss of production from the Guaymas performance center is being absorbed by our other existing performance centers, however, we are in the process of re-establishing manufacturing capabilities in a different leased facility in Guaymas. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center. The cause of the fire is still undetermined and as such, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or partly responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results.
Our insurance covers damage, up to a capped amount, to the facility, equipment, unfinished inventory, and other assets at replacement cost, finished goods inventory at selling price, as well as business interruption, third party property damage, and recovery related expenses caused by the fire, less our per claim deductible. The anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. The anticipated insurance recoveries in excess of net book value of the damaged operating assets and business interruption will not be recorded until all contingencies related to our claim have been resolved. During the year ended December 31, 2020, $0.8 million of revenue and $0.5 million of related cost of sales were reversed for revenue previously recognized using the over time method as the revenue recognition process for these items were deemed to be interrupted as a result of these inventory items being damaged. Also during the year ended

December 31, 2020, we wrote off property and equipment and tooling with an aggregate total net book value of $7.1 million and inventory on hand of $3.4 million that were damaged by the fire. The related anticipated insurance recoveries were also presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact, with the anticipated insurance recoveries receivable included as part of other current assets on the condensed consolidated balance sheets. During the three months ended April 2, 2022, we received insurance recoveries of $3.0 million for business interruption and since the contingencies related to this amount are deemed to be resolved, we recorded this amount as other income. In addition, as of April 2, 2022, we have received $13.5 million of general insurance recoveries, all during 2020. The timing of and the remaining amounts of insurance recoveries, including for business interruption, are not known at this time.
In the normal course of business, Ducommun and its subsidiaries are defendants in certain other litigation and claims, and receive certain demands and inquiries, in both cases, including but not limited to matters relating to environmental laws. In addition, Ducommun makes various commitments, grants indemnities, and incurs contingent liabilities in the ordinary course of business. While it is not feasible to predict the outcome of these matters, Ducommun does not presently expect that any sum it may be required to pay in connection with these matters would have a material adverse effect on its condensed consolidated financial position, results of operations or cash flows.

Note 10. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, Electronic Systems and Structural Systems, each of which is a reportable operating segment.

Financial information by reportable operating segment was as follows:

	(Dollars in thousands) Three Months Ended
	April 2, 2022	April 3, 2021
Net Revenues
Electronic Systems	$97,466	$99,104
Structural Systems	66,015	58,047
Total Net Revenues	$163,481	$157,151
Segment Operating Income
Electronic Systems	$9,411	$12,491
Structural Systems	4,887	5,128
	14,298	17,619
Corporate General and Administrative Expenses (1)	(5,175)	(7,009)
Operating Income	$9,123	$10,610
Depreciation and Amortization Expenses
Electronic Systems	$3,506	$3,423
Structural Systems	4,203	3,440
Corporate Administration	59	59
Total Depreciation and Amortization Expenses	$7,768	$6,922
Capital Expenditures
Electronic Systems	$1,696	$624
Structural Systems	3,372	1,989
Corporate Administration	—	—
Total Capital Expenditures	$5,068	$2,613
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(Dollars in thousands)
	April 2, 2022	December 31, 2021
Total Assets
Electronic Systems	$516,865	$490,814
Structural Systems	413,955	408,118
Corporate Administration (1)	28,511	79,803
Total Assets	$959,331	$978,735
Goodwill and Intangibles
Electronic Systems	$189,467	$191,789
Structural Systems	152,343	153,669
Total Goodwill and Intangibles	$341,810	$345,458
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
COVID-19 Pandemic Impact on Our Business
The COVID-19 pandemic has had a significant impact on our overall business during the three months ended April 2, 2022. As a result of the COVID-19 pandemic, precautionary measures were instituted by governments and businesses to mitigate its spread, including the imposition of travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses.
The safety of our employees remains our highest priority. The well-being and safety protocols that were already in place at all of our facilities were further enhanced at the onset of the COVID-19 pandemic. We continue to follow safety protocols consistent with guidelines provided by state and local governments and the Centers for Disease Control and Prevention (“CDC”). These measures included social distancing, provision of personal protective equipment, enhanced cleaning, and flexible work arrangements wherever possible. We have also offered enhanced leave and benefits to our employees and provided frequent updates to ensure our workforce is kept apprised of evolving regulations and safety measures.
In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provides tax relief to individuals and businesses affected by the coronavirus pandemic. We have not requested or accepted any loans or payments that are available under the CARES Act, however, we have utilized the option to defer payment of the employer portion of payroll taxes (Social Security) that would otherwise be required to be made during the period beginning March 27, 2020 to December 31, 2020. One half of the deferred amount was required to be paid and was paid by December 31, 2021, with the remaining 50% to be paid by December 31, 2022. As of April 2, 2022, we have deferred $3.1 million, which is included as part of accrued liabilities and other liabilities on the condensed consolidated balance sheets.
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
First quarter 2022 recap:
•Net revenues of $163.5 million
•Net income of $8.1 million, or $0.66 per diluted share
•Adjusted EBITDA of $20.1 million, or 12.3% of revenues
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, Guaymas fire related expenses, insurance recoveries related to business interruption, and inventory purchase accounting adjustments (“Adjusted EBITDA”) were $20.1 million and $21.1 million for the three months ended April 2, 2022 and April 3, 2021, respectively.
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

•Insurance recoveries related to business interruption may be useful to our investors in evaluating our core operating performance; and
•Purchase accounting inventory step-ups may be useful to our investors as they do not necessarily reflect the current or on-going cash charges related to our core operating performance.
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands)
	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$8,099	$6,695
Interest expense	2,402	2,806
Income tax expense	1,622	1,109
Depreciation	3,587	3,423
Amortization	4,181	3,499
Stock-based compensation expense	1,590	3,133
Guaymas fire related expenses	957	475
Insurance recoveries related to business interruption	(3,000)	—
Inventory purchase accounting adjustments	637	—
Adjusted EBITDA	$20,075	$21,140
% of net revenues	12.3%	13.5%

Results of Operations
First Quarter of 2022 Compared to First Quarter of 2021
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended
	April 2, 2022	% of Net Revenues	April 3, 2021	% of Net Revenues
Net Revenues	$163,481	100.0%	$157,151	100.0%
Cost of Sales	131,006	80.1%	124,051	78.9%
Gross Profit	32,475	19.9%	33,100	21.1%
Selling, General and Administrative Expenses	23,352	14.3%	22,490	14.3%
Operating Income	9,123	5.6%	10,610	6.8%
Interest Expense	(2,402)	(1.5)%	(2,806)	(1.8)%
Other Income	3,000	1.8%	—	—%
Income Before Taxes	9,721	5.9%	7,804	5.0%
Income Tax Expense	1,622	nm	1,109	nm
Net Income	$8,099	5.0%	$6,695	4.3%

Effective Tax Rate	16.7%	nm	14.2%	nm
Diluted Earnings Per Share	$0.66	nm	$0.55	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three months ended April 2, 2022 and April 3, 2021, respectively, were as follows:

	Three Months Ended
		(Dollars in thousands)		% of Net Revenues
	Change	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Consolidated Ducommun
Military and space	$(14,793)	$99,334	$114,127	60.8%	72.6%
Commercial aerospace	18,698	54,075	35,377	33.1%	22.5%
Industrial	2,425	10,072	7,647	6.1%	4.9%
Total	$6,330	$163,481	$157,151	100.0%	100.0%

Electronic Systems
Military and space	$(9,913)	$71,820	$81,733	73.7%	82.5%
Commercial aerospace	5,850	15,574	9,724	16.0%	9.8%
Industrial	2,425	10,072	7,647	10.3%	7.7%
Total	$(1,638)	$97,466	$99,104	100.0%	100.0%

Structural Systems
Military and space	$(4,880)	$27,514	$32,394	41.7%	55.8%
Commercial aerospace	12,848	38,501	25,653	58.3%	44.2%
Total	$7,968	$66,015	$58,047	100.0%	100.0%
Net revenues for the three months ended April 2, 2022 were $163.5 million, compared to $157.2 million for the three months ended April 3, 2021. The year-over-year increase was primarily due to the following:
•$18.7 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms, other commercial aerospace platforms, and regional and business aircraft platforms; partially offset by
•$14.8 million lower revenues in our military and space end-use markets due to lower build rates on other military and space platforms, various missile platforms, and military rotary-wing aircraft platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Boeing Company	7.1%	7.4%
General Dynamics Corporation	5.2%	2.6%
Lockheed Martin Corporation	3.7%	5.3%
Northrop Grumman Corporation	6.7%	6.1%
Raytheon Technologies Corporation	20.5%	22.7%
Total top ten customers (1)	59.5%	58.5%
(1)Includes The Boeing Company (“Boeing”), General Dynamics Corporation (“GD”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), and Raytheon Technologies Corporation (“Raytheon”) for the three months ended April 2, 2022 and April 3, 2021.

Boeing, GD, Lockheed, Northrop, and Raytheon represented the following percentages of total accounts receivable:

	April 2, 2022	December 31, 2021
Boeing	4.9%	3.5%
GD	6.3%	4.0%
Lockheed	2.1%	0.4%
Northrop	8.1%	10.9%
Raytheon	16.6%	17.8%
The net revenues and accounts receivable from Boeing, GD, Lockheed, Northrop, and Raytheon, are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues decreased year-over-year with the three months ended April 2, 2022 of 19.9%, compared to the three months ended April 3, 2021 of 21.1% primarily due to unfavorable product mix, partially offset by lower compensation and benefits costs.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $0.9 million year-over-year in the three months ended April 2, 2022 compared to the three months ended April 3, 2021 primarily due to one-time severance charges of $1.2 million.
Interest Expense
Interest expense decreased $0.4 million year-over-year in the three months ended April 2, 2022 compared to the three months ended April 3, 2021 primarily due to a lower outstanding debt balance, partially offset by higher interest rates.
Income Tax Expense
We recorded income tax expense of $1.6 million for the three months ended April 2, 2022, compared to $1.1 million for the three months ended April 3, 2021. The increase in income tax expense for the first quarter of 2022 compared to the first quarter of 2021 was primarily due to higher pre-tax income for the first quarter of 2022 compared to the first quarter of 2021 and lower discrete tax benefits recognized in the first quarter of 2022 for net tax windfalls related to stock-based compensation. The increase in income tax expense was partially offset by higher income tax benefits recognized in the first quarter of 2022 mainly related to the U.S. Federal research and development tax credit.
Our total amount of unrecognized tax benefits was $4.5 million and $4.4 million as of April 2, 2022 and December 31, 2021, respectively. If recognized, $2.7 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of April 2, 2022 and December 31, 2021 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2022, we expect decreases to our unrecognized tax benefits of approximately $0.7 million in the next twelve months.
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
The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years (for U.S.-based research). Although there is proposed legislation to temporarily reinstate the current deduction of the expenditures after 2021 through 2025, we must consider the changes under the TCJA. As of April 2, 2022, we recorded an increase to current income taxes payable by approximately $2.6 million and a decrease to net deferred tax liabilities by a similar amount. We are monitoring legislation for any further changes to Section 174 and the impact to the financial statements in 2022.
Net Income and Earnings per Share
Net income and earnings per share for the three months ended April 2, 2022 were $8.1 million, or $0.66 per diluted share, compared to $6.7 million, or $0.55 per diluted share, for the three months ended April 3, 2021. The increase in net income for the three months ended

April 2, 2022 compared to the three months ended April 3, 2021 was primarily due to higher other income of $3.0 million, partially offset by higher selling, general and administrative expenses of $0.9 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three months ended April 2, 2022 and April 3, 2021:

	Three Months Ended
	%	(Dollars in thousands)		% of Net Revenues
	Change	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net Revenues
Electronic Systems	(1.7)%	$97,466	$99,104	59.6%	63.1%
Structural Systems	13.7%	66,015	58,047	40.4%	36.9%
Total Net Revenues	4.0%	$163,481	$157,151	100.0%	100.0%
Segment Operating Income
Electronic Systems		$9,411	$12,491	9.7%	12.6%
Structural Systems		4,887	5,128	7.4%	8.8%
		14,298	17,619
Corporate General and Administrative Expenses (1)		(5,175)	(7,009)	(3.2)%	(4.5)%
Total Operating Income		$9,123	$10,610	5.6%	6.8%
Adjusted EBITDA
Electronic Systems
Operating Income		$9,411	$12,491
Depreciation and Amortization		3,506	3,423
		12,917	15,914	13.3%	16.1%
Structural Systems
Operating Income		4,887	5,128
Depreciation and Amortization		4,203	3,440
Guaymas fire related expenses		957	475
Inventory Purchase Accounting Adjustments		637	—
		10,684	9,043	16.2%	15.6%
Corporate General and Administrative Expenses (1)
Operating Loss		(5,175)	(7,009)
Depreciation and Amortization		59	59
Stock-Based Compensation Expense		1,590	3,133
		(3,526)	(3,817)
Adjusted EBITDA		$20,075	$21,140	12.3%	13.5%
Capital Expenditures
Electronic Systems		$1,696	$624
Structural Systems		3,372	1,989
Corporate Administration		—	—
Total Capital Expenditures		$5,068	$2,613
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Electronic Systems
Electronic Systems net revenues in the three months ended April 2, 2022 compared to the three months ended April 3, 2021 decreased $1.6 million primarily due to the following:
•$9.9 million lower revenues in our military and space end-use markets due to lower build rates on other military and space platforms and various missile platforms; partially offset by
•$5.9 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms.
Electronic Systems segment operating income in the three months ended April 2, 2022 compared to the three months ended April 3, 2021 decreased $3.1 million primarily due to unfavorable manufacturing volume and unfavorable product mix.
Structural Systems
Structural Systems net revenues in the three months ended April 2, 2022 compared to the three months ended April 3, 2021 increased

$8.0 million primarily due to the following:
•$12.8 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms and regional and business aircraft platforms; partially offset by
•$4.9 million lower revenues in our military and space end-use markets due to lower build rates on military rotary-wing aircraft platforms.
The Structural Systems segment operating income in the three months ended April 2, 2022 compared to the three months ended April 3, 2021 decreased $0.2 million primarily due to unfavorable product mix, partially offset by favorable manufacturing volume and lower compensation and benefits costs.
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico. We have insurance coverage and up to a capped amount, expect these items will be covered, less our deductible. The full financial impact cannot be estimated at this time as we are currently working with our insurance carriers to determine the cause of the fire. The loss of production from the Guaymas performance center is being absorbed by our other existing performance centers, however, we are in the process of re-establishing manufacturing capabilities in a different leased facility in Guaymas. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center. The cause of the fire is still undetermined and as such, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or partly responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results. See Note 7 and Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses decreased $1.8 million for the three months ended April 2, 2022 compared to the three months ended April 3, 2021 primarily due to lower compensation and benefits costs of $1.8 million.
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

The increase in backlog was primarily in the commercial aerospace end-use market, partially offset by a decrease in the military and space end-use market. $664.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of April 2, 2022 and December 31, 2021:

	(Dollars in thousands)
	Change	April 2, 2022	December 31, 2021
Consolidated Ducommun
Military and space	$(11,113)	$509,165	$520,278
Commercial aerospace	43,654	376,761	333,107
Industrial	5,020	56,822	51,802
Total	$37,561	$942,748	$905,187
Electronic Systems
Military and space	$(11,366)	$388,636	$400,002
Commercial aerospace	21,918	78,728	56,810
Industrial	5,020	56,822	51,802
Total	$15,572	$524,186	$508,614
Structural Systems
Military and space	$253	$120,529	$120,276
Commercial aerospace	21,736	298,033	276,297
Total	$21,989	$418,562	$396,573

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	April 2,	December 31,
	2022	2021
Total debt, including long-term portion	$256.0	$287.7
Weighted-average interest rate on debt	3.37%	3.27%
Term Loans interest rate	3.28%	3.22%
Cash and cash equivalents	$19.3	$76.3
Unused Revolving Credit Facility	$99.8	$99.8
In December 2019, we completed the refinancing of a portion of our existing debt by entering into a new revolving credit facility (“2019 Revolving Credit Facility”) to replace the then existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”) and entered into a new term loan (“2019 Term Loan”). The 2019 Revolving Credit Facility is a $100.0 million senior secured revolving credit facility that will mature on December 20, 2024, replacing the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The 2019 Term Loan is a $140.0 million senior secured term loan that will mature on December 20, 2024. We also have an existing $240.0 million senior secured term loan that was entered into in November 2018 that will mature on November 21, 2025 (“2018 Term Loan”). The original amounts available under the 2019 Revolving Credit Facility, 2019 Term Loan, and 2018 Term Loan (collectively, the “Credit Facilities”) in aggregate, totaled $480.0 million. We are required to make installment payments of 1.25% of the original outstanding principal balance of the 2019 Term Loan amount on a quarterly basis, on the last day of the calendar quarter. We made the mandatory quarterly principal prepayment under the 2019 Term Loan during the three months ended April 2, 2022 of $1.8 million. In addition, if we meet the annual excess cash flow threshold, we are required to make an annual additional principal payment on the 2018 Term Loan based on the consolidated adjusted leverage ratio. We did not exceed the annual excess cash flow threshold for 2021 and thus, no annual excess cash flow payment was required to be paid during the first quarter of 2022. Further, the undrawn portion of the commitment of the 2019 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio. As of April 2, 2022, we were in compliance with all covenants required under the Credit Facilities. See Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
However, since we were paying down on the term loans during the three months ended April 2, 2022, we were required to pay down on the 2019 Term Loan and 2018 Term Loan on a pro-rata basis and thus, we paid down $13.0 million and $17.0 million on the 2019 Term Loan and 2018 Term Loan, respectively, for an aggregate total pay down of $30.0 million.
Subsequent to our quarter ended April 2, 2022, in April 2022, management approved and commenced a restructuring plan mainly to reduce headcount, consolidate facilities, write-down inventory, and impair long-lived assets to better position us for stronger performance. We currently anticipate this initiative will result in $10.0 million to $14.0 million in total pre-tax restructuring charges over the next 12 months. Of these charges, we estimate $4.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $6.0 million to $10.0 million to be non-cash charges for the write-down of inventory and impairment of long-lived assets. On an annualized basis, we anticipate these restructuring actions will result in total cost savings of $3.0 million to $4.0 million. See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. See Note 1 and Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In December 2021, we acquired MagSeal for a purchase price of $69.5 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid a gross total aggregate of $71.3 million in cash, a portion of which was by drawing down on the 2019 Revolving Credit Facility. This draw down on the 2019 Revolving Credit Facility was paid off by December 31, 2021. See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In December 2021, we entered into a sale-leaseback transaction for the building and related land for our Gardena performance center located in Carson, California (“Sale-Leaseback Agreement”). The building and related land was sold for $141.3 million and we recognized a gain of $132.5 million. As part of the Sale-Leaseback Agreement, we entered into an initial five year lease for the usage of the just sold building and related land. The future minimum base monthly lease payments during the initial five year period in aggregate total $19.6 million.
We expect to spend a total of $16.0 million to $18.0 million for capital expenditures in 2022 (excluding capital expenditures we will spend to restore the manufacturing capabilities related to our Guaymas performance center that was severely damaged by fire in June 2020), financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of a wider range of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies. However, some portion of the expected capital expenditures in 2022 could be delayed as a result of the ongoing COVID-19 pandemic.
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
Cash Flow Summary
Net cash used in operating activities for the three months ended April 2, 2022 was $18.9 million, compared to $23.4 million for the three months ended April 3, 2021. The lower net cash used in operating activities during the first three months of 2022 was mainly due to higher accounts payable and higher net income, partially offset by lower accrued and other liabilities, higher contract assets, higher accounts receivable, and higher inventories.
Net cash used in investing activities was $4.8 million for the three months ended April 2, 2022, compared to $4.5 million in the three months ended April 3, 2021. The higher net cash used during the first three months of 2022 compared to the prior year period was mainly due to higher purchases of property and equipment.
Net cash used in financing activities was $33.4 million for the three months ended April 2, 2022, compared to $11.6 million for the three months ended April 3, 2021. The higher net cash used in financing activities during the first three months of 2022 was mainly due to the $30.0 million pay down on term loans during the three months ended April 2, 2022.
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
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended April 2, 2022.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At April 2, 2022, we had total borrowings of $256.0 million under our Credit Facilities.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2021 for a discussion of our risk factors. There have been no material changes during the three months ended April 2, 2022 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2021.

Item 4. Mine Safety Disclosures
Not applicable.

Item 6. Exhibits
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
10.1 Joinder Agreement to Amended and Restated Credit Agreement dated as of April 15, 2022, by and among Magnetic Seal LLC as Subsidiary Guarantor, Ducommun Incorporated as Borrower, and Bank of America, N.A. as Administrative Agent.
10.2 Second Amendment to Amended and Restated Credit Agreement entered into on March 20, 2020. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended October 2, 2021.
10.3 Incremental Term Loan Lender Joinder Agreement and Additional Credit Extension Amendment, dated as of December 20, 2019, by and among Ducommun Incorporated, as Borrower, the subsidiaries of the Borrower party thereto, as Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and an L.C. Issuer, and the lender party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 20, 2019.
10.4 Amended and Restated Credit Agreement, dated as of November 21, 2018, among Ducommun Incorporated, certain of its subsidiaries, Bank of America, N.A., as administrative agent, swingline lender and issuing bank, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 26, 2018.
*10.5 2013 Stock Incentive Plan (Amended and Restated May 2, 2018). Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14a, filed on March 23, 2018.
*10.6 2020 Employee Stock Incentive Plan. Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14a, filed on March 20, 2020.
*10.7 2018 Employee Stock Purchase Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 23, 2018.
*10.8 2020 Employee Stock Purchase Plan. Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14a, filed on March 20, 2020.

Exhibit
No.        Description
*10.9 Form of Stock Option Agreement for 2016 and earlier. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.
*10.10 Form of Stock Option Agreement for 2017. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2016.
*10.11 Form of Stock Option Agreement for 2018 and after. Incorporated by reference to Exhibit 4.7 to Form S-8, filed on May 10, 2018.
*10.12 Form of Restricted Stock Unit Agreement for 2017 through 2019. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2016.
*10.13 Performance Restricted Stock Unit Agreement dated January 23, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2016.
*10.14 Form of Performance Stock Unit Agreement for 2020 and after. Incorporated by reference to Exhibit 10.18 to Form 10-Q for the period ended June 27, 2020.
*10.15 Form of Restricted Stock Unit Agreement for Non-Qualified Deferred Compensation Plan Participants for 2020 and after. Incorporated by reference to Exhibit 10.19 to Form 10-Q for the period ended June 27, 2020.
*10.16 Form of Restricted Stock Unit Agreement for 2020 and after. Incorporated by reference to Exhibit 10.20 to Form 10-Q for the period ended June 27, 2020.
*10.17 Form of Stock Option Agreement for 2020 and after. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the period ended June 27, 2020.
*10.18 Form of Performance Restricted Stock Unit Agreement for 2020. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the period ended June 27, 2020.
*10.19 Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.
*10.20 Non Qualified Deferred Compensation. Incorporated by reference to Exhibit 4.6 to Form S-8 dated November 26, 2019.
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
*10.24 Retirement and Release Agreement dated November 29, 2021 between Ducommun Incorporated and Rosalie F. Rogers. Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2021.

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

Date: May 3, 2022	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2022	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Chief Financial Officer, Controller and Treasurer
(Principal Financial and Principal Accounting Officer)