Form 10-Q
period 2022-07-02
DUCOMMUN INC /DE/
filed 2022-08-04
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2022, the registrant had 12,072,734 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	July 2, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$37,519	$76,316
Accounts receivable, net (allowance for credit losses of $649 and $1,098 at July 2, 2022 and December 31, 2021, respectively	84,307	72,261
Contract assets	182,544	176,405
Inventories	164,191	150,938
Production cost of contracts	5,963	8,024
Other current assets	10,302	8,625
Total Current Assets	484,826	492,569
Property and Equipment, Net of Accumulated Depreciation of $175,465 and $168,132 at July 2, 2022 and December 31, 2021, respectively	105,360	102,419
Operating Lease Right-of-Use Assets	38,134	33,265
Goodwill	203,407	203,694
Intangibles, Net	134,478	141,764
Other Assets	12,843	5,024
Total Assets	$979,048	$978,735
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$83,161	$66,059
Contract liabilities	36,721	42,077
Accrued and other liabilities	39,647	41,291
Operating lease liabilities	7,175	6,133
Current portion of long-term debt	7,000	7,000
Total Current Liabilities	173,704	162,560
Long-Term Debt, Less Current Portion	246,074	279,384
Non-Current Operating Lease Liabilities	32,391	28,074
Deferred Income Taxes	16,967	18,727
Other Long-Term Liabilities	13,367	15,388
Total Liabilities	482,503	504,133
Commitments and Contingencies (Notes 8, 10)
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 12,067,868 and 11,925,087 shares issued and outstanding at July 2, 2022 and December 31, 2021, respectively	121	119
Additional Paid-In Capital	106,301	104,253
Retained Earnings	389,509	377,263
Accumulated Other Comprehensive Income (Loss)	614	(7,033)
Total Shareholders’ Equity	496,545	474,602
Total Liabilities and Shareholders’ Equity	$979,048	$978,735
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Revenues	$174,198	$160,192	$337,679	$317,343
Cost of Sales	139,556	123,410	270,562	247,461
Gross Profit	34,642	36,782	67,117	69,882
Selling, General and Administrative Expenses	24,185	23,690	47,537	46,180
Restructuring Charges	2,703	—	2,703	—
Operating Income	7,754	13,092	16,877	23,702
Interest Expense	(2,656)	(2,857)	(5,058)	(5,663)
Other Income	—	—	3,000	—
Income Before Taxes	5,098	10,235	14,819	18,039
Income Tax Expense	951	1,812	2,573	2,921
Net Income	$4,147	$8,423	$12,246	$15,118
Earnings Per Share
Basic earnings per share	$0.34	$0.71	$1.02	$1.28
Diluted earnings per share	$0.34	$0.69	$0.99	$1.23
Weighted-Average Number of Common Shares Outstanding
Basic	12,070	11,878	12,029	11,834
Diluted	12,333	12,248	12,337	12,248
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Income	$4,147	$8,423	$12,246	$15,118
Other Comprehensive Income, Net of Tax:
Amortization of actuarial loss and prior service costs, net of tax of $35 and $77 for the three months ended July 2, 2022 and July 3, 2021, respectively and $71 and $153 for the six months ended July 2, 2022 and July 3, 2021, respectively	111	245	221	490
Change in unrealized gains on cash flow hedges, net of tax of $777 and zero for the three months ended July 2, 2022 and July 3, 2021, respectively and $2,286 and zero for the six months ended July 2, 2022 and July 3, 2021, respectively	2,523	—	7,426	—
Other Comprehensive Income, Net of Tax	2,634	245	7,647	490
Comprehensive Income	$6,781	$8,668	$19,893	$15,608
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2020	11,728,212	$117	$97,090	$241,727	$(9,600)	$329,334
Net income	—	—	—	6,695	—	6,695
Other comprehensive income, net of tax	—	—	—	—	245	245
Employee stock purchase plan	31,580	—	1,558	—	—	1,558
Stock options exercised	17,872	—	610	—	—	610
Stock awards vested	178,827	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(106,894)	(1)	(6,004)	—	—	(6,005)
Stock-based compensation	—	—	3,133	—	—	3,133
Balance at April 3, 2021	11,849,597	118	96,385	248,422	(9,355)	335,570
Net income	—	—	—	8,423	—	8,423
Other comprehensive income, net of tax	—	—	—	—	245	245
Stock options exercised	13,655	—	510	—	—	510
Stock awards vested	65,181	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(33,626)	—	(1,887)	—	—	(1,887)
Stock-based compensation	—	—	2,609	—	—	2,609
Balance at July 3, 2021	11,894,807	$119	$97,616	$256,845	$(9,110)	$345,470

Balance at December 31, 2021	11,925,087	$119	$104,253	$377,263	$(7,033)	$474,602
Net income	—	—	—	8,099	—	8,099
Other comprehensive income, net of tax	—	—	—	—	5,013	5,013
Employee stock purchase plan	31,686	—	1,386	—	—	1,386
Stock options exercised	48,119	1	1,444	—	—	1,445
Stock awards vested	117,387	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(89,334)	(1)	(4,428)	—	—	(4,429)
Stock-based compensation	—	—	1,590	—	—	1,590
Balance at April 2, 2022	12,032,945	120	104,244	385,362	(2,020)	487,706
Net income	—	—	—	4,147	—	4,147
Other comprehensive income, net of tax	—	—	—	—	2,634	2,634
Stock options exercised	33,093	—	1,029	—	—	1,029
Stock awards vested	42,962	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(41,132)	—	(2,025)	—	—	(2,025)
Stock-based compensation	—	—	3,054	—	—	3,054
Balance at July 2, 2022	12,067,868	$121	$106,301	$389,509	$614	$496,545
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash Flows from Operating Activities
Net Income	$12,246	$15,118
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	15,666	13,908
Non-cash operating lease cost	3,582	1,563
Inventory write down and property and equipment impairment due to restructuring	832	—
Stock-based compensation expense	5,190	5,742
Deferred income taxes	(4,117)	1,002
Recovery of credit losses	(449)	(74)
Other	382	357
Changes in Assets and Liabilities:
Accounts receivable	(11,597)	(8,646)
Contract assets	(6,139)	(18,910)
Inventories	(13,821)	(15,381)
Production cost of contracts	879	(1,558)
Other assets	(136)	(1,147)
Accounts payable	15,674	3,475
Contract liabilities	(5,356)	(6,394)
Operating lease liabilities	(2,930)	(1,566)
Accrued and other liabilities	(3,788)	(5,307)
Net Cash Provided by (Used in) Operating Activities	6,118	(17,818)
Cash Flows from Investing Activities
Purchases of property and equipment	(9,068)	(7,367)
Proceeds from sale of assets	51	531
Post closing cash received from the acquisition of Magnetic Seal LLC, net	365	—
Net Cash Used in Investing Activities	(8,652)	(6,836)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	—	20,000
Repayments of senior secured revolving credit facility	—	(30,000)
Repayments of term loans	(33,500)	(4,426)
Repayments of other debt	(168)	(170)
Net cash paid upon issuance of common stock under stock plans	(2,595)	(5,214)
Net Cash Used in Financing Activities	(36,263)	(19,810)
Net Decrease in Cash and Cash Equivalents	(38,797)	(44,464)
Cash and Cash Equivalents at Beginning of Period	76,316	56,466
Cash and Cash Equivalents at End of Period	$37,519	$12,002
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended July 2, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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
Subsequent Events
Subsequent to our quarter ended July 2, 2022, on July 14, 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively, are the new credit facilities (“2022 Credit Facilities”). At closing, we utilized the entire amount of the 2022 Term Loan and combined with cash on hand, extinguished the existing 2019 term loan and the existing 2018 term loan. There was no balance outstanding on the 2019 revolving credit facility. At the same leverage ratio, the interest rate spread in our 2022 Credit Facilities is lower then the interest rate spread in our credit facilities that were in effect as of July 2, 2022.

Subsequent to our quarter ended July 2, 2022, on July 14, 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment to our derivative contracts with an aggregate notional amount of $150.0 million we had entered into in November 2021. The existing derivative contracts were based on U.S. dollar-one month LIBOR, which was required to be amended to one month Term SOFR, as borrowings using LIBOR are no longer available under the 2022 Credit Facilities. We have elected to apply certain hedge accounting optional expedients under ASC 848 that will allow us to continue the method of assessing hedge effectiveness as documented in the original hedge documentation and allows the reference rate on the hypothetical derivative to match the reference rate on the hedging instrument. These derivative contracts are forward interest rate swaps, all with an effective date of January 1, 2024 and terminating on January 1, 2031.
Supplemental Cash Flow Information

	(Dollars in thousands)
	Six Months Ended
	July 2, 2022	July 3, 2021
Interest paid	$4,540	$5,132
Taxes paid, net	$1,790	$1,584
Non-cash activities:
Purchases of property and equipment not paid	$2,761	$1,567
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$4,147	$8,423	$12,246	$15,118
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	12,070	11,878	12,029	11,834
Dilutive potential common shares	263	370	308	414
Diluted weighted-average common shares outstanding	12,333	12,248	12,337	12,248
Earnings per share
Basic	$0.34	$0.71	$1.02	$1.28
Diluted	$0.34	$0.69	$0.99	$1.23
Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Stock options and stock units	99	7	42	67
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

We have money market funds which are included as cash and cash equivalents. We also have forward interest rate swap agreements and the fair value of the forward interest rate swap agreements was determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended July 2, 2022.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, and we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements, all with an effective date of January 1, 2024 (“Forward Interest Rate Swaps”) to manage our exposure to interest rate movements on a portion of our debt. As such, we have made the following cash flow hedging relationship elections to qualify for hedge accounting treatment related to the Forward Interest Rate Swaps as our current term loans mature before the expiration of the Forward Interest Rate Swaps: 1) Probability of forecasted transactions, and 2) Assessment of effectiveness. See Note 7. As of July 2, 2022, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedged item. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the condensed consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. Since the Forward Interest Rate Swaps are not effective until January 1, 2024, in both the three and six months ended July 2, 2022, we only recorded the changes in the fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges of $3.3 million and $9.7 million, respectively, in other long term assets, other long term liabilities, and accumulated other comprehensive income (loss). During the three and six months ended July 3, 2021, we had no derivative instruments.
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
Net cumulative catch up adjustments on gross profit recorded were not material for both the three and six months ended July 2, 2022 and July 3, 2021.
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
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the condensed consolidated balance sheets. As of July 2, 2022 and December 31, 2021, provision for estimated losses on contracts were $3.6 million and $2.8 million, respectively.

Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of July 2, 2022 and December 31, 2021, production cost of contracts were $6.0 million and $8.0 million, respectively.
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	July 2, 2022	December 31, 2021
Contract assets	$182,544	$176,405
Contract liabilities	$36,721	$42,077
The increase in our contract assets as of July 2, 2022 compared to December 31, 2021 was primarily due to a net increase of products in work in process in the current period.
The decrease in our contract liabilities as of July 2, 2022 compared to December 31, 2021 was primarily due to a net decrease of advance or progress payments received from our customers in the current period. We recognized $16.1 million of the contract liabilities as of December 31, 2021 as revenues during the six months ended July 2, 2022.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of July 2, 2022 totaled $879.4 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2023 and beyond.

Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Six Months Ended
	July 2 2022	July 3, 2021	July 2 2022	July 3, 2021
Consolidated Ducommun
Military and space	$106,680	$113,008	$206,014	$227,135
Commercial aerospace	57,067	37,577	111,142	72,954
Industrial	10,451	9,607	20,523	17,254
Total	$174,198	$160,192	$337,679	$317,343

Electronic Systems
Military and space	$80,187	$80,755	$152,007	$162,488
Commercial aerospace	19,094	12,435	34,668	22,159
Industrial	10,451	9,607	20,523	17,254
Total	$109,732	$102,797	$207,198	$201,901

Structural Systems
Military and space	$26,493	$32,253	$54,007	$64,647
Commercial aerospace	37,973	25,142	76,474	50,795
Total	$64,466	$57,395	$130,481	$115,442
Government Grant
In November 2021, we were awarded an Aviation Manufacturing Jobs Protection Program grant from the U.S. Department of Transportation (“AMJPP Grant”) of $4.0 million. As part of the award, we had to meet certain requirements over a six month performance period from November 15, 2021 to May 14, 2022, and as of our quarter ended July 2, 2022, we have completed all such requirements. As of July 2, 2022, we have received $2.0 million of the AMJPP Grant, all during 2021, with the remaining $2.0 million expected to be received during 2022 and included as other current assets. We recorded $0.9 million and $2.7 million as a reduction of cost of sales during the three and six months ended July 2, 2022, respectively, and $0.1 million and $0.3 million as a reduction of general and administrative expenses during the three and six months ended July 2, 2022, respectively. Cumulative through July 2, 2022, we have recorded $3.6 million and $0.4 million as a reduction of cost of sales and selling, general and administrative expenses, respectively.
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
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional guidance for a limited time for contracts that reference London Interbank Offered Rate (“LIBOR”), to ease the potential burden in accounting for, or recognizing the effects, of reference rate reform on financial reporting as a result of the cessation of LIBOR. The new guidance is effective at any time after March 12, 2020 but no later than December 31, 2022. We have made the following elections related to our current cash flow hedging relationships as our current term loans mature before the expiration of the Forward Interest Rate Swaps: 1) Probability of forecasted transactions, and 2) Assessment of effectiveness. See Note 7.

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
The original purchase price for MagSeal was $69.5 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $71.3 million in cash upon the closing of the transaction. Subsequent to the closing of the transaction, during the three months ended July 2, 2022, as part of finalizing the working capital adjustment, we received $0.4 million back from the seller which lowered the purchase price to $69.1 million, net of cash acquired. We allocated the final gross purchase price of $70.9 million to the assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill.
The following table summarizes the final estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Estimated Fair Value
Cash	$1,821
Accounts receivable	2,093
Inventories	4,546
Other current assets	98
Property and equipment	482
Operating lease right-of-use assets	1,533
Intangible assets	30,100
Goodwill	32,577
Total assets acquired	73,250
Current liabilities	(907)
Other non-current liabilities	(1,408)
Total liabilities assumed	(2,315)
Total purchase price allocation	$70,935

	Useful Life (In years)	Estimated Fair Value (In thousands)
Intangible assets:
Customer relationships	19	$24,800
Backlog	2	600
Trade name	Indefinite	4,700
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
The goodwill of $32.6 million arising from the acquisition is attributable to the benefits we expect to derive from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, opportunities within new markets, and an acquired assembled workforce. All the goodwill was assigned to the Structural Systems segment. The MagSeal acquisition, for tax purposes, is deemed an asset acquisition and thus, is deductible for income tax purposes.

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

Note 3. Restructuring Activities
Summary of 2022 Restructuring Plan
In April 2022, management approved and commenced a restructuring plan that will better position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. During the three months ended July 2, 2022, we recorded total charges of $3.2 million. As of July 2, 2022, we estimate the remaining amount of charges related to this initiative will be $3.0 million to $5.0 million in total pre-tax restructuring charges through 2023. Of these charges, we estimate $2.0 million to $3.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $1.0 million to $2.0 million to be non-cash charges for impairment of long-lived assets.
In the Electronics Systems segment, we recorded $1.3 million during the three months ended July 2, 2022 for severance and benefits that were classified as restructuring charges.
In the Structural Systems segment, we recorded $0.5 million, $1.1 million, and $0.3 million during the three months ended July 2, 2022 for inventory write down that was classified as cost of sales, severance and benefits that were classified as restructuring charges, and impairment of property and equipment that were classified as restructuring charges, respectively.
Our restructuring activities during the six months ended July 2, 2022 were as follows (in thousands):

	December 31, 2021	Six Months Ended July 2, 2022				July 2, 2022
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$—	$2,399	$(948)	$—	$—	$1,451
Property and equipment impairment due to restructuring	—	304	—	(304)	—	—
Inventory write down	—	528	—	(528)	—	—
Ending balance	$—	$3,231	$(948)	$(832)	$—	$1,451
The restructuring activities accrual for severance and benefits of $1.5 million as of July 2, 2022 was included as part of accrued and other liabilities.

Note 4. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	July 2, 2022	December 31, 2021
Raw materials and supplies	$138,637	$125,334
Work in process	21,556	20,609
Finished goods	3,998	4,995
Total	$164,191	$150,938

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
While our business continues to be negatively impacted during the three and six months ended July 2, 2022 as a result of the COVID-19 pandemic, no material adverse factors/changes have occurred since the fourth quarter of 2021 that would require us to perform another qualitative or quantitative assessment. As such, for the second quarter of 2022, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$86,259	$285,416
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2021	$117,435	$86,259	$203,694
Purchase price allocation refinements	—	(287)	(287)
Balance at July 2, 2022	$117,435	$85,972	$203,407

Note 6. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	July 2, 2022	December 31, 2021
Accrued compensation	$21,180	$24,391
Accrued income tax and sales tax	5,901	926
Other	12,566	15,974
Total	$39,647	$41,291

Note 7. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	July 2, 2022	December 31, 2021
Term loans	$254,212	$287,712
Total debt	254,212	287,712
Less current portion	(7,000)	(7,000)
Total long-term debt, less current portion	247,212	280,712
Less debt issuance costs - term loans	(1,138)	(1,328)
Total long-term debt, net of debt issuance costs - term loans	$246,074	$279,384
Debt issuance costs - revolving credit facility (1)	$947	$1,136
Weighted-average interest rate	3.80%	3.27%
(1) Included as part of other assets.

Subsequent to our quarter ended July 2, 2022, on July 14, 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively are the new credit facilities (“2022 Credit Facilities”). At the same leverage ratio, the interest rate spread in our 2022 Credit Facilities is lower then the interest rate spread in our credit facilities that were in effect as of July 2, 2022. See Note 1 for further information.
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
The 2019 Term Loan bears interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 1.50% to 2.50% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the 2019 Term Loan requires installment payments of 1.25% of the original outstanding principal balance of the 2019 Term Loan amount on a quarterly basis, on the last day of the calendar quarter. For the three and six months ended July 2, 2022, we made the required quarterly payments of $1.8 million and $3.5 million, respectively.
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
Further, under the Credit Facilities, if we exceed the annual excess cash flow threshold, we are required to make an annual additional principal payment based on the consolidated adjusted leverage ratio. The annual mandatory excess cash flow payment is based on (i) 50% of the excess cash flow amount if the adjusted leverage ratio is greater than 3.25 to 1.0, (ii) 25% of the excess cash flow amount if the adjusted leverage ratio is less than or equal to 3.25 to 1.0 but greater than 2.50 to 1.0, and (iii) zero percent of the excess cash flow amount if the consolidated adjusted leverage ratio is less than or equal to 2.50 to 1.0. We did not exceed the annual excess cash flow threshold for 2021 and thus, no annual excess cash flow payment was required to be paid during the first quarter of 2022. As of July 2, 2022, we were in compliance with all covenants required under the Credit Facilities.
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
However, since we were paying down on the term loans during the three months ended April 2, 2022, we were required to pay down on the 2019 Term Loan and 2018 Term Loan on a pro-rata basis and thus, we paid down $13.0 million and $17.0 million on the 2019 Term Loan and 2018 Term Loan, respectively, for an aggregate total pay down of $30.0 million. We made no voluntary prepayments on either the 2019 Term Loan or the 2018 Term Loan during the three months ended July 2, 2022.

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
As of July 2, 2022, we had $99.8 million of unused borrowing capacity under the 2019 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
The Credit Facilities were entered into by us (“Parent Company”) and guaranteed by all of our domestic subsidiaries, other than two subsidiaries that were considered minor (“Subsidiary Guarantors”). The Subsidiary Guarantors jointly and severally guarantee the Credit Facilities. The Parent Company has no independent assets or operations and therefore, no consolidating financial information for the Parent Company and its subsidiaries is presented.
In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. The Forward Interest Rate Swaps were deemed to be highly effective upon entering into the derivative contracts and thus, hedge accounting treatment was utilized. Since the Forward Interest Rate Swaps are not effective until January 1, 2024, we only recorded the changes in the fair value of the Forward Interest Rate Swaps that were highly effective and that were designated and qualified as cash flow hedges. As such, we recorded the change of $3.3 million in other long term assets, other long term liabilities, and other comprehensive income (loss) for the three months ended July 2, 2022. See Note 1 for further information.
Subsequent to our quarter ended July 2, 2022, on July 14, 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of our derivative contracts with an aggregate notional amount of $150.0 million we had entered into in November 2021. The existing derivative contracts were based on U.S. dollar-one month LIBOR, which was required to be amended to one month Term SOFR, as borrowings using LIBOR are no longer available under the 2022 Credit Facilities. See Note 1.

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
The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to applicable statutes of limitations. The majority of guarantees and indemnities do not provide any limitations on the maximum potential future payments we could be obligated to make. Historically, payments related to these guarantees and indemnities have been immaterial. We estimate the fair value of our indemnification obligations as insignificant based on this history and insurance coverage and have, therefore, not recorded any liability for these guarantees and indemnities in the accompanying condensed consolidated balance sheets.

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
We recorded income tax expense of $1.0 million for the three months ended July 2, 2022 compared to $1.8 million for the three months ended July 3, 2021. The decrease in income tax expense for the second quarter of 2022 compared to the second quarter of 2021 was primarily due to lower pre-tax income for the second quarter of 2022 compared to the second quarter of 2021. The decrease in income tax expense was partially offset by lower discrete income tax benefits recognized in the second quarter of 2022 for net tax windfalls related to stock-based compensation.
We recorded income tax expense of $2.6 million for the six months ended July 2, 2022 compared to $2.9 million for the six months ended July 3, 2021. The decrease in income tax expense for the first six months of 2022 compared to the first six months of 2021 was primarily due to lower pre-tax income for the first six months of 2022 compared to the first six months of 2021 and higher income tax benefits recognized in the first six months of 2022 related to the U.S. Federal research and development tax credit. The decrease in income tax expense was partially offset by lower discrete income tax benefits recognized in the first six months of 2022 for net tax windfalls related to stock-based compensation.
Our total amount of unrecognized tax benefits was $4.6 million and $4.4 million as of July 2, 2022 and December 31, 2021, respectively. If recognized, $2.8 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of July 2, 2022 and December 31, 2021 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2022, we expect decreases to our unrecognized tax benefits of approximately $0.7 million in the next twelve months.
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
The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years (for U.S.-based research). Although there is proposed legislation to temporarily reinstate the current deduction of the expenditures after 2021 through 2025, we must consider the changes under the TCJA. As of July 2, 2022, we recorded an increase to current income taxes payable by approximately $5.3 million and a decrease to net deferred tax liabilities by a similar amount. We are monitoring legislation for any further changes to Section 174 and the impact to the financial statements in 2022.

Note 10. Commitments and Contingencies
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court of California, County of San Bernardino. We received service of process of this complaint on January 28, 2021. The complaint alleges violations of California’s wage and hour laws relating to our current and former employees and seeks attorney’s fees and penalties. We vigorously refuted and defended these claims, and reached a tentative settlement of $0.8 million during the fourth quarter 2021, which is subject to court approval. Thus, we recorded accrued liabilities of $0.8 million as of December 31, 2021. During the three months ended July 2, 2022, additional factual information was identified resulting in an increase in the amount of the tentative settlement to $0.9 million. Therefore, we recorded an additional accrued liabilities of $0.1 million for a total accrued liabilities amount of $0.9 million as of July 2, 2022. We are awaiting final court approval of this settlement.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both July 2, 2022 and December 31, 2021, which is reflected in other long-term liabilities on our condensed consolidated balance sheets.

Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million as of both July 2, 2022 and December 31, 2021, which is reflected in other long-term liabilities on our condensed consolidated balance sheets. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries, however, property and equipment, inventories, and tooling in this leased facility were damaged. Our Guaymas performance center is comprised of two buildings with an aggregate total of 62,000 square feet. The loss of production from the Guaymas performance center was being absorbed by our other existing performance centers, however, we have reestablished and are in the process of ramping up manufacturing capabilities in a different leased facility in Guaymas. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center. The cause of the fire is still undetermined and as such, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or partly responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results.
Our insurance covers damage, up to a capped amount, to the facility, equipment, unfinished inventory, and other assets at replacement cost, finished goods inventory at selling price, as well as business interruption, third party property damage, and recovery related expenses caused by the fire, less our per claim deductible. The anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. The anticipated insurance recoveries in excess of net book value of the damaged operating assets and business interruption will not be recorded until all contingencies related to our claim have been resolved. During the year ended December 31, 2020, $0.8 million of revenue and $0.5 million of related cost of sales were reversed for revenue previously recognized using the over time method as the revenue recognition process for these items were deemed to be interrupted as a result of these inventory items being damaged. Also during the year ended December 31, 2020, we wrote off property and equipment and tooling with an aggregate total net book value of $7.1 million and inventory on hand of $3.4 million that were damaged by the fire. The related anticipated insurance recoveries were also presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact, with the anticipated insurance recoveries receivable included as part of other current assets on the condensed consolidated balance sheets. During the three and six months ended July 2, 2022, we received insurance recoveries of zero and $3.0 million, respectively, for business interruption and since the contingencies related to this amount are deemed to be resolved, we recorded this amount as other income. In addition, as of July 2, 2022, we have received $13.5 million of general insurance recoveries, all during 2020. The timing of and the remaining amounts of insurance recoveries, including for business interruption, are not known at this time.
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

Financial information by reportable operating segment was as follows:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Revenues
Electronic Systems	$109,732	$102,797	$207,198	$201,901
Structural Systems	64,466	57,395	130,481	115,442
Total Net Revenues	$174,198	$160,192	$337,679	$317,343
Segment Operating Income
Electronic Systems	$13,610	$14,375	$23,021	$26,866
Structural Systems	1,265	5,592	6,152	10,720
	14,875	19,967	29,173	37,586
Corporate General and Administrative Expenses (1)	(7,121)	(6,875)	(12,296)	(13,884)
Total Operating Income	$7,754	$13,092	$16,877	$23,702
Depreciation and Amortization Expenses
Electronic Systems	$3,484	$3,426	$6,990	$6,849
Structural Systems	4,356	3,501	8,559	6,941
Corporate Administration	58	59	117	118
Total Depreciation and Amortization Expenses	$7,898	$6,986	$15,666	$13,908
Capital Expenditures
Electronic Systems	$2,943	$1,277	$4,639	$1,901
Structural Systems	2,486	2,567	5,858	4,556
Corporate Administration	—	—	—	—
Total Capital Expenditures	$5,429	$3,844	$10,497	$6,457
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(Dollars in thousands)
	July 2, 2022	December 31, 2021
Total Assets
Electronic Systems	$518,150	$490,814
Structural Systems	410,255	408,118
Corporate Administration (1)	50,643	79,803
Total Assets	$979,048	$978,735
Goodwill and Intangibles
Electronic Systems	$187,146	$191,789
Structural Systems	150,739	153,669
Total Goodwill and Intangibles	$337,885	$345,458
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
COVID-19 Pandemic Impact on Our Business
The COVID-19 pandemic has had a significant impact on our overall business during both the three and six months ended July 2, 2022 and July 3, 2021. As a result of the COVID-19 pandemic, precautionary measures were instituted by governments and businesses to mitigate its spread, including the imposition of travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses.
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
In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provides tax relief to individuals and businesses affected by the coronavirus pandemic. We have not requested or accepted any loans or payments that are available under the CARES Act, however, we have utilized the option to defer payment of the employer portion of payroll taxes (Social Security) that would otherwise be required to be made during the period beginning March 27, 2020 to December 31, 2020. One half of the deferred amount was required to be paid and was paid by December 31, 2021, with the remaining 50% to be paid by December 31, 2022. As of July 2, 2022, we have deferred $3.1 million, which is included as part of accrued and other liabilities on the condensed consolidated balance sheets.
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
Second quarter 2022 recap:
•Net revenues of $174.2 million
•Net income of $4.1 million, or $0.34 per diluted share
•Adjusted EBITDA of $24.1 million, or 13.8% of revenues
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, Guaymas fire related expenses, insurance recoveries related to business interruption, and inventory purchase accounting adjustments (“Adjusted EBITDA”) were $24.1 million and $23.4 million for the three months ended July 2, 2022 and July 3, 2021, respectively.
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
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$4,147	$8,423	$12,246	$15,118
Interest expense	2,656	2,857	5,058	5,663
Income tax expense	951	1,812	2,573	2,921
Depreciation	3,610	3,475	7,197	6,898
Amortization	4,288	3,511	8,469	7,010
Stock-based compensation expense (1)	3,600	2,609	5,190	5,742
Restructuring charges (2)	3,231	—	3,231	—
Guaymas fire related expenses	998	692	1,955	1,167
Insurance recoveries related to business interruption	—	—	(3,000)	—
Inventory purchase accounting adjustments	637	—	1,274	—
Adjusted EBITDA	$24,118	$23,379	$44,193	$44,519
% of net revenues	13.8%	14.6%	13.1%	14.0%
(1) Both three and six months ended July 2, 2022 included $0.5 million of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.
(2) Both three and six months ended July 2, 2022 included $0.5 million of restructuring charges that were recorded as cost of sales.

Results of Operations
Second Quarter of 2022 Compared to Second Quarter of 2021
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended				(Dollars in thousands, except per share data) Six Months Ended
	July 2, 2022	% of Net Revenues	July 3, 2021	% of Net Revenues	July 2, 2022	% of Net Revenues	July 3, 2021	% of Net Revenues
Net Revenues	$174,198	100.0%	$160,192	100.0%	$337,679	100.0%	$317,343	100.0%
Cost of Sales	139,556	80.1%	123,410	77.0%	270,562	80.1%	247,461	78.0%
Gross Profit	34,642	19.9%	36,782	23.0%	67,117	19.9%	69,882	22.0%
Selling, General and Administrative Expenses	24,185	13.9%	23,690	14.8%	47,537	14.1%	46,180	14.5%
Restructuring Charges	2,703	1.5%	—	—%	2,703	0.8%	—	—%
Operating Income	7,754	4.5%	13,092	8.2%	16,877	5.0%	23,702	7.5%
Interest Expense	(2,656)	(1.6)%	(2,857)	(1.8)%	(5,058)	(1.5)%	(5,663)	(1.8)%
Other Income	—	—%	—	—%	3,000	0.9%	—	—%
Income Before Taxes	5,098	2.9%	10,235	6.4%	14,819	4.4%	18,039	5.7%
Income Tax Expense	951	nm	1,812	nm	2,573	nm	2,921	nm
Net Income	$4,147	2.4%	$8,423	5.3%	$12,246	3.6%	$15,118	4.8%

Effective Tax Rate	18.7%	nm	17.7%	nm	17.4%	nm	16.2%	nm
Diluted Earnings Per Share	$0.34	nm	$0.69	nm	$0.99	nm	$1.23	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three and six months ended July 2, 2022 and July 3, 2021, respectively, were as follows:

	Three Months Ended					Six Months Ended
		(Dollars in thousands)		% of Net Revenues			(Dollars in thousands)		% of Net Revenues
	Change	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	Change	July 2 2022	July 3, 2021	July 2 2022	July 3, 2021
Consolidated Ducommun
Military and space	$(6,328)	$106,680	$113,008	61.2%	70.5%	$(21,121)	$206,014	$227,135	61.0%	71.6%
Commercial aerospace	19,490	57,067	37,577	32.8%	23.5%	38,188	111,142	72,954	32.9%	23.0%
Industrial	844	10,451	9,607	6.0%	6.0%	3,269	20,523	17,254	6.1%	5.4%
Total	$14,006	$174,198	$160,192	100.0%	100.0%	$20,336	$337,679	$317,343	100.0%	100.0%

Electronic Systems
Military and space	$(568)	$80,187	$80,755	73.1%	78.6%	$(10,481)	$152,007	$162,488	73.4%	80.5%
Commercial aerospace	6,659	19,094	12,435	17.4%	12.1%	12,509	34,668	22,159	16.7%	11.0%
Industrial	844	10,451	9,607	9.5%	9.3%	3,269	20,523	17,254	9.9%	8.5%
Total	$6,935	$109,732	$102,797	100.0%	100.0%	$5,297	$207,198	$201,901	100.0%	100.0%

Structural Systems
Military and space	$(5,760)	$26,493	$32,253	41.1%	56.2%	$(10,640)	$54,007	$64,647	41.4%	56.0%
Commercial aerospace	12,831	37,973	25,142	58.9%	43.8%	25,679	76,474	50,795	58.6%	44.0%
Total	$7,071	$64,466	$57,395	100.0%	100.0%	$15,039	$130,481	$115,442	100.0%	100.0%
Net revenues for the three months ended July 2, 2022 were $174.2 million, compared to $160.2 million for the three months ended July 3, 2021. The year-over-year increase was primarily due to the following:
•$19.5 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms, other commercial aerospace platforms, and regional and business aircraft platforms; partially offset by
•$6.3 million lower revenues in our military and space end-use markets due to lower build rates on military rotary-wing aircraft platforms and various missile platforms, partially offset by higher build rates on other military and space platforms.
Net revenues for the six months ended July 2, 2022 were $337.7 million, compared to $317.3 million for the six months ended July 3, 2021. The year-over-year increase was primarily due to the following:
•$38.2 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms, other commercial aerospace platforms, and regional and business aircraft platforms; partially offset by
•$21.1 million lower revenues in our military and space end-use markets due to lower build rates on military rotary-wing aircraft platforms, various missile platforms, and military fixed-wing aircraft platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Boeing Company	6.4%	9.0%	6.8%	8.2%
General Dynamics Corporation	6.0%	2.7%	5.6%	2.7%
Northrop Grumman Corporation	5.7%	7.4%	6.2%	6.7%
Raytheon Technologies Corporation	21.9%	22.2%	21.3%	22.4%
Spirit AeroSystems Holdings, Inc.	6.1%	3.7%	5.0%	3.2%
Total top ten customers (1)	61.4%	61.3%	60.2%	59.7%

(1)Includes The Boeing Company (“Boeing”), General Dynamics Corporation (“GD”), Northrop Grumman Corporation (“Northrop”), Raytheon Technologies Corporation (“Raytheon”), and Spirit AeroSystems Holdings, Inc. (“Spirit”) for the three and six months ended July 2, 2022 and July 3, 2021.
Boeing, GD, Northrop, Raytheon, and Spirit represented the following percentages of total accounts receivable:

	July 2, 2022	December 31, 2021
Boeing	5.3%	3.5%
GD	5.2%	4.0%
Northrop	10.2%	10.9%
Raytheon	13.4%	17.8%
Spirit	1.8%	0.7%
The net revenues and accounts receivable from Boeing, GD, Northrop, Raytheon, and Spirit are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues decreased year-over-year with the three months ended July 2, 2022 of 19.9%, compared to the three months ended July 3, 2021 of 23.0% primarily due to unfavorable product mix, partially offset by favorable manufacturing volume and lower compensation and benefits costs.
Gross profit as a percentage of net revenues decreased year-over-year with the six months ended July 2, 2022 of 19.9%, compared to the six months ended July 3, 2021 of 22.0% primarily due to unfavorable product mix, partially offset by lower compensation and benefits costs and favorable manufacturing volume.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $0.5 million year-over-year in the three months ended July 2, 2022 compared to the three months ended July 3, 2021 primarily due to higher other general and administrative expenses of $0.9 million, partially offset by lower compensation and benefits costs of $0.3 million.
SG&A expenses increased $1.4 million year-over-year in the six months ended July 2, 2022 compared to the six months ended July 3, 2021 primarily due to higher other general and administrative expenses of $1.6 million.
Restructuring Charges
Restructuring charges increased $3.2 million (of which $0.5 million was included in cost of sales) year-over-year in both the three and six months ended July 2, 2022 compared to both the three and six months ended July 3, 2021 primarily due to the restructuring plan that was approved and commenced in April 2022 that is expected to better position us for stronger performance. See Note 3 for further information.
Interest Expense
Interest expense decreased $0.2 million and $0.6 million year-over-year in the three and six months ended July 2, 2022 compared to the three and six months ended July 3, 2021, respectively, primarily due to a lower outstanding debt balance, partially offset by higher interest rates.
Income Tax Expense
We recorded income tax expense of $1.0 million for the three months ended July 2, 2022, compared to $1.8 million for the three months ended July 3, 2021. The decrease in income tax expense for the second quarter of 2022 compared to the second quarter of 2021 was primarily due to lower pre-tax income for the second quarter of 2022 compared to the second quarter of 2021. The decrease in income tax expense was partially offset by lower discrete income tax benefits recognized in the second quarter of 2022 for net tax windfalls related to stock-based compensation.
We recorded income tax expense of $2.6 million for the six months ended July 2, 2022, compared to $2.9 million for the six months ended July 3, 2021. The decrease in income tax expense for the first six months of 2022 compared to the first six months of 2021 was primarily due to lower pre-tax income for the first six months of 2022 compared to the first six months of 2021 and higher income tax benefits recognized in the first six months of 2022 related to the U.S. Federal research and development tax credit. The decrease in income tax expense was partially offset by lower discrete income tax benefits recognized in the first six months of 2022 for net tax windfalls related to stock-based compensation.
Our total amount of unrecognized tax benefits was $4.6 million and $4.4 million as of July 2, 2022 and December 31, 2021, respectively. If recognized, $2.8 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of July 2, 2022 and December 31, 2021 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2022, we expect decreases to our unrecognized tax benefits of approximately $0.7 million in the next twelve months.
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
The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years (for U.S.-based research). Although there is proposed legislation to temporarily reinstate the current deduction of the expenditures after 2021 through 2025, we must consider the changes under the TCJA. As of July 2, 2022, we recorded an increase to current income taxes payable by approximately $5.3 million and a decrease to net deferred tax liabilities by a similar amount. We are monitoring legislation for any further changes to Section 174 and the impact to the financial statements in 2022.
Net Income and Earnings per Share
Net income and earnings per share for the three months ended July 2, 2022 were $4.1 million, or $0.34 per diluted share, compared to $8.4 million, or $0.69 per diluted share, for the three months ended July 3, 2021. The decrease in net income for the three months ended July 2, 2022 compared to the three months ended July 3, 2021 was primarily due to lower gross profit of $2.1 million and higher restructuring charges of $3.2 million.
Net income and earnings per share for the six months ended July 2, 2022 were $12.2 million, or $0.99 per diluted share, compared to $15.1 million, or $1.23 per diluted share, for the six months ended July 3, 2021. The decrease in net income for the six months ended July 2, 2022 compared to the six months ended July 3, 2021 was primarily due to lower gross profit of $2.8 million and higher restructuring charges of $3.2 million, partially offset by higher other income of $3.0 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and six months ended July 2, 2022 and July 3, 2021:

	Three Months Ended					Six Months Ended
	%	(Dollars in thousands)		% of Net Revenues		%	(Dollars in thousands)		% of Net Revenues
	Change	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	Change	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Revenues
Electronic Systems	6.7%	$109,732	$102,797	63.0%	64.2%	2.6%	$207,198	$201,901	61.4%	63.6%
Structural Systems	12.3%	64,466	57,395	37.0%	35.8%	13.0%	130,481	115,442	38.6%	36.4%
Total Net Revenues	8.7%	$174,198	$160,192	100.0%	100.0%	6.4%	$337,679	$317,343	100.0%	100.0%
Segment Operating Income
Electronic Systems		$13,610	$14,375	12.4%	14.0%		$23,021	$26,866	11.1%	13.3%
Structural Systems		1,265	5,592	2.0%	9.7%		6,152	10,720	4.7%	9.3%
		14,875	19,967				29,173	37,586
Corporate General and Administrative Expenses (1)		(7,121)	(6,875)	(4.1)%	(4.3)%		(12,296)	(13,884)	(3.6)%	(4.4)%
Total Operating Income		$7,754	$13,092	4.5%	8.2%		$16,877	$23,702	5.0%	7.5%
Adjusted EBITDA
Electronic Systems
Operating Income		$13,610	$14,375				$23,021	$26,866
Depreciation and Amortization		3,484	3,426				6,990	6,849
Restructuring Charges		1,284	—				1,284	—
		18,378	17,801	16.7%	17.3%		31,295	33,715	15.1%	16.7%
Structural Systems
Operating Income		1,265	5,592				6,152	10,720
Depreciation and Amortization		4,356	3,501				8,559	6,941
Restructuring Charges		1,947	—				1,947	—
Guaymas fire related expenses		998	692				1,955	1,167
Inventory Purchase Accounting Adjustments		637	—				1,274	—
		9,203	9,785	14.3%	17.0%		19,887	18,828	15.2%	16.3%
Corporate General and Administrative Expenses (1)
Operating Loss		(7,121)	(6,875)				(12,296)	(13,884)
Depreciation and Amortization		58	59				117	118
Stock-Based Compensation Expense		3,600	2,609				5,190	5,742
		(3,463)	(4,207)				(6,989)	(8,024)
Adjusted EBITDA		$24,118	$23,379	13.8%	14.6%		$44,193	$44,519	13.1%	14.0%
Capital Expenditures
Electronic Systems		$2,943	$1,277				$4,639	$1,901
Structural Systems		2,486	2,567				5,858	4,556
Corporate Administration		—	—				—	—
Total Capital Expenditures		$5,429	$3,844				$10,497	$6,457
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Electronic Systems
Electronic Systems net revenues in the three months ended July 2, 2022 compared to the three months ended July 3, 2021 increased $6.9 million primarily due to the following:
•$6.7 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms and large aircraft platforms; partially offset by

•$0.6 million lower revenues in our military and space end-use markets due to lower build rates on military fixed-wing aircraft platforms and various missile platforms, partially offset by higher build rates on other military and space platforms.
Electronic Systems net revenues in the six months ended July 2, 2022 compared to the six months ended July 3, 2021 increased $5.3 million primarily due to the following:
•$12.5 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms, large aircraft platforms, and regional and business aircraft platforms; partially offset by
•$10.5 million lower revenues in our military and space end-use markets due to lower build rates on other military and space platforms, military fixed-wing aircraft platforms, and various missile platforms.
Electronic Systems segment operating income in the three months ended July 2, 2022 compared to the three months ended July 3, 2021 decreased $0.8 million primarily due to unfavorable product mix, partially offset by favorable manufacturing volume.
Electronic Systems segment operating income in the six months ended July 2, 2022 compared to the six months ended July 3, 2021 decreased $3.8 million primarily due to unfavorable product mix.
Structural Systems
Structural Systems net revenues in the three months ended July 2, 2022 compared to the three months ended July 3, 2021 increased $7.1 million primarily due to the following:
•$12.8 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms; partially offset by
•$5.8 million lower revenues in our military and space end-use markets due to lower build rates on military rotary-wing aircraft platforms and various missile platforms.
Structural Systems net revenues in the six months ended July 2, 2022 compared to the six months ended July 3, 2021 increased $15.0 million primarily due to the following:
•$25.7 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms and regional and business aircraft platforms; partially offset by
•$10.6 million lower revenues in our military and space end-use markets due to lower build rates on military rotary-wing aircraft platforms and various missile platforms.
The Structural Systems segment operating income in the three months ended July 2, 2022 compared to the three months ended July 3, 2021 decreased $4.3 million primarily due to unfavorable product mix.
The Structural Systems segment operating income in the six months ended July 2, 2022 compared to the six months ended July 3, 2021 decreased $4.6 million primarily due to unfavorable product mix, partially offset by lower compensation and benefits costs and favorable manufacturing volume.
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico. We have insurance coverage and up to a capped amount, expect these items will be covered, less our deductible. The full financial impact cannot be estimated at this time as we are currently working with our insurance carriers to determine the cause of the fire. The loss of production from the Guaymas performance center was being absorbed by our other existing performance centers, however, we have reestablished and are in the process of ramping up our manufacturing capabilities in a different leased facility in Guaymas. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center. The cause of the fire is still undetermined and as such, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or partly responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results. See Note 8 and Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased $0.2 million for the three months ended July 2, 2022 compared to the three months ended July 3, 2021.
CG&A expenses decreased $1.6 million for the six months ended July 2, 2022 compared to the six months ended July 3, 2021 primarily due to lower compensation and benefits costs of $1.6 million.
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
The increase in backlog was primarily in the commercial aerospace end-use market, partially offset by a decrease in the military and space end-use market. $686.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of July 2, 2022 and December 31, 2021:

	(Dollars in thousands)
	Change	July 2, 2022	December 31, 2021
Consolidated Ducommun
Military and space	$(26,358)	$493,920	$520,278
Commercial aerospace	86,076	419,183	333,107
Industrial	11,557	63,359	51,802
Total	$71,275	$976,462	$905,187
Electronic Systems
Military and space	$(12,718)	$387,284	$400,002
Commercial aerospace	32,822	89,632	56,810
Industrial	11,557	63,359	51,802
Total	$31,661	$540,275	$508,614
Structural Systems
Military and space	$(13,640)	$106,636	$120,276
Commercial aerospace	53,254	329,551	276,297
Total	$39,614	$436,187	$396,573

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	July 2,	December 31,
	2022	2021
Total debt, including long-term portion	$254.2	$287.7
Weighted-average interest rate on debt	3.80%	3.27%
Term Loans interest rate	3.50%	3.22%
Cash and cash equivalents	$37.5	$76.3
Unused Revolving Credit Facility	$99.8	$99.8
Subsequent to our quarter ended July 2, 2022, on July 14, 2022, we completed a refinancing of all our existing debt by entering into a new term loan and a new revolving credit facility. At the same leverage ratio, the interest rate spread in our new credit facilities is lower then the interest rate spread in our credit facilities that were in effect as of July 2, 2022. See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In December 2019, we completed the refinancing of a portion of our existing debt by entering into a new revolving credit facility (“2019 Revolving Credit Facility”) to replace the then existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”) and entered into a new term loan (“2019 Term Loan”). The 2019 Revolving Credit Facility is a $100.0 million senior secured revolving credit facility that will mature on December 20, 2024, replacing the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The 2019 Term Loan is a $140.0 million senior secured term loan that will mature on December 20, 2024. We also have an existing $240.0 million senior secured term loan that was entered into in November 2018 that will mature on November 21, 2025 (“2018 Term Loan”). The original amounts available under the 2019 Revolving Credit Facility, 2019 Term Loan, and 2018 Term Loan (collectively, the “Credit Facilities”) in aggregate, totaled $480.0 million. We are required to make installment payments of 1.25% of the original outstanding principal balance of the 2019 Term Loan amount on a quarterly basis, on the last day of the calendar quarter. We made the mandatory quarterly principal prepayment under the 2019 Term Loan during the three and six months ended July 2, 2022 of $1.8 million and $3.5 million, respectively. In addition, if we meet the annual excess cash flow threshold, we are required to make an annual additional principal payment on the 2018 Term Loan based on the consolidated adjusted leverage ratio. We did not exceed the annual excess cash flow threshold for 2021 and thus, no annual excess cash flow payment was required to be paid during the first quarter of 2022. Further, the undrawn portion of the commitment of the 2019 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio. As of July 2, 2022, we were in compliance with all covenants required under the Credit Facilities. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
However, since we were paying down on the term loans during the three months ended April 2, 2022, we were required to pay down on the 2019 Term Loan and 2018 Term Loan on a pro-rata basis and thus, we paid down $13.0 million and $17.0 million on the 2019 Term Loan and 2018 Term Loan, respectively, for an aggregate total pay down of $30.0 million. We made no voluntary prepayments on either the 2019 Term Loan or the 2018 Term Loan during the three months ended July 2, 2022.
During the three months ended July 2, 2022, in April 2022, management approved and commenced a restructuring plan that will position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. As of July 2, 2022, we estimate the remaining amount of charges related to this initiative to be $3.0 million to $5.0 million in total pre-tax restructuring charges through 2023. Of these charges, we estimate $2.0 million to $3.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $1.0 million to $2.0 million to be non-cash charges for impairment of long-lived assets. On an annualized basis, we anticipate these restructuring actions will result in total cost savings of $3.0 million to $4.0 million. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. See Note 1 and Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Subsequent to our quarter ended July 2, 2022, on July 14, 2022, as a result of completing a refinancing of the Credit Facilities, we were required to complete an amendment of our derivative contracts with an aggregate notional amount of $150.0 million we had entered into in November 2021. The existing derivative contracts were based on U.S. dollar-one month LIBOR, which was required to be amended to one month Term SOFR, as borrowings using LIBOR are no longer available under the New Credit Facilities. See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
We expect to spend a total of $17.0 million to $19.0 million for capital expenditures in 2022 (excluding capital expenditures we will spend to restore the manufacturing capabilities related to our Guaymas performance center that was severely damaged by fire in June 2020), financed by cash generated from operations, principally to support new contract awards in the Electronic Systems and Structural Systems segments. As part of our strategic plan to become a supplier of a wider range of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
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
Cash Flow Summary
Net cash provided by operating activities for the six months ended July 2, 2022 was $6.1 million, compared to net cash used in operating activities of $17.8 million for the six months ended July 3, 2021. The higher net cash provided by operating activities during the first six months of 2022 was mainly due to higher accounts payable, partially offset by higher contract assets, higher accounts receivable, and lower net income.
Net cash used in investing activities was $8.7 million for the six months ended July 2, 2022, compared to $6.8 million in the six months ended July 3, 2021. The higher net cash used during the first six months of 2022 compared to the prior year period was mainly due to higher purchases of property and equipment.
Net cash used in financing activities was $36.3 million for the six months ended July 2, 2022, compared to $19.8 million for the six months ended July 3, 2021. The higher net cash used in financing activities during the first six months of 2022 was mainly due to the $30.0 million pay down on term loans during the six months ended July 2, 2022.
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

Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended July 2, 2022.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. and U.K. interest rates on our outstanding long-term debt. At July 2, 2022, we had total borrowings of $254.2 million under our Credit Facilities.
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
Subsequent to our quarter ended July 2, 2022, on July 14, 2022, we completed a refinancing of all our existing debt by entering into a new term loan and a new revolving credit facility. See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Subsequent to our quarter ended July 2, 2022, on July 14, 2022, as a result of completing a refinancing of all our existing debt, we were required to complete an amendment of our derivative contracts with an aggregate notional amount of $150.0 million we had entered into in November 2021. The existing derivative contracts were based on U.S. dollar-one month LIBOR, which was required to be amended to one month Term SOFR, as borrowings using LIBOR are no longer available under the New Credit Facilities. See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2021 for a discussion of our risk factors. There have been no material changes during the three months ended July 2, 2022 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2021.

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
10.1 Credit Agreement, dated as of July 14, 2022, by and among Ducommun Incorporated, as Borrower, the subsidiaries of the Borrower party thereto as Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer, and the lender party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 18, 2022.
10.2 Joinder Agreement to Amended and Restated Credit Agreement dated as of April 15, 2022, by and among Magnetic Seal LLC as Subsidiary Guarantor, Ducommun Incorporated as Borrower, and Bank of America, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended April 2, 2022.
10.3 Second Amendment to Amended and Restated Credit Agreement entered into on March 20, 2020. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended October 2, 2021.
10.4 Incremental Term Loan Lender Joinder Agreement and Additional Credit Extension Amendment, dated as of December 20, 2019, by and among Ducommun Incorporated, as Borrower, the subsidiaries of the Borrower party thereto, as Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and an L.C. Issuer, and the lender party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 20, 2019.
10.5 Amended and Restated Credit Agreement, dated as of November 21, 2018, among Ducommun Incorporated, certain of its subsidiaries, Bank of America, N.A., as administrative agent, swingline lender and issuing bank, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 26, 2018.
*10.6 2013 Stock Incentive Plan (Amended and Restated May 2, 2018). Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14a, filed on March 23, 2018.
*10.7 2020 Employee Stock Incentive Plan. Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14a, filed on March 20, 2020.
*10.8 2018 Employee Stock Purchase Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 23, 2018.

Exhibit
No.        Description
*10.9 2020 Employee Stock Purchase Plan. Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14a, filed on March 20, 2020.
*10.10 Form of Stock Option Agreement for 2016 and earlier. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003.
*10.11 Form of Stock Option Agreement for 2017. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2016.
*10.12 Form of Stock Option Agreement for 2018 and after. Incorporated by reference to Exhibit 4.7 to Form S-8, filed on May 10, 2018.
*10.13 Form of Restricted Stock Unit Agreement for 2017 through 2019. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2016.
*10.14 Performance Restricted Stock Unit Agreement dated January 23, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2016.
*10.15 Form of Performance Stock Unit Agreement for 2020 and after. Incorporated by reference to Exhibit 10.18 to Form 10-Q for the period ended June 27, 2020.
*10.16 Form of Restricted Stock Unit Agreement for Non-Qualified Deferred Compensation Plan Participants for 2020 and after. Incorporated by reference to Exhibit 10.19 to Form 10-Q for the period ended June 27, 2020.
*10.17 Form of Restricted Stock Unit Agreement for 2020 and after. Incorporated by reference to Exhibit 10.20 to Form 10-Q for the period ended June 27, 2020.
*10.18 Form of Stock Option Agreement for 2020 and after. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the period ended June 27, 2020.
*10.19 Form of Performance Restricted Stock Unit Agreement for 2020. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the period ended June 27, 2020.
*10.20 Form of Performance Stock Unit Cash-Based Long-Term Incentive Award Agreement for 2022 and after.
*10.21 Form of Performance Restricted Stock Unit Cash-Based Long-Term Incentive Award Agreement for 2022 and after.
*10.22 Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.
*10.23 Non Qualified Deferred Compensation. Incorporated by reference to Exhibit 4.6 to Form S-8 dated November 26, 2019.
*10.24 Key Executive Severance Agreement between Ducommun Incorporated and Stephen G. Oswald dated January 23, 2017. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 27, 2017.
*10.25 Form of Key Executive Severance Agreement between Ducommun Incorporated and each of the individuals listed below. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 27, 2017. All of the Key Executive Severance Agreements are identical except for the name of the person, the address for notice, and the date of the Agreement:

Executive Officer	Date of Agreement
Jerry L. Redondo	January 23, 2017
Rajiv A. Tata	January 24, 2020
Christopher D. Wampler	January 23, 2017
*10.26 Employment Letter Agreement dated January 3, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2017.
*10.27 Retirement and Release Agreement dated November 29, 2021 between Ducommun Incorporated and Rosalie F. Rogers. Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2021.

Exhibit
No.        Description
10.28    Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

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

Date: August 4, 2022	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Chief Financial Officer, Controller and Treasurer
(Principal Financial and Principal Accounting Officer)