Form 10-Q
period 2022-10-01
DUCOMMUN INC /DE/
filed 2022-11-07
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2022, the registrant had 12,102,368 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include words such as “could,” “may,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “expect,” “would,” or similar expressions. These statements are based on the beliefs and assumptions of our management at the time such statements are made. Generally, forward-looking statements include information concerning our possible or assumed future actions, events or results of operations. Forward-looking statements specifically include, without limitation, the information in this Form 10-Q regarding: future sales, earnings, receipt of AMJPP Grant (as described below) funds, cash flow, uses of cash and other measures of financial performance, projections or expectations for future operations, including costs to complete contracts, goodwill impairment evaluations, unrecognized tax benefits, environmental remediation costs, insurance recoveries, industry trends and expectations, our plans with respect to restructuring activities, completed acquisitions, future acquisitions and dispositions and expected business opportunities that may be available to us.
Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. We cannot guarantee future results, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” contained within Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”) and Part II, Item 1A of this Form 10-Q and other cautionary statements included herein.
There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, some factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Risk Factors contained within Part I, Item 1A of our Form 10-K and Part II, Item 1A of this Form 10-Q and the following:
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
•economic and geopolitical developments and conditions, including supply chain shortages and rising interest rates;
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
We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this Form 10-Q. We do not undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	October 1, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$21,247	$76,316
Accounts receivable, net of allowance for credit losses of $615 and $1,098 at October 1, 2022 and December 31, 2021, respectively	94,328	72,261
Contract assets	194,496	176,405
Inventories	172,060	150,938
Production cost of contracts	6,187	8,024
Other current assets	10,735	8,625
Total Current Assets	499,053	492,569
Property and Equipment, Net of Accumulated Depreciation of $179,298 and $168,132 at October 1, 2022 and December 31, 2021, respectively	105,887	102,419
Operating Lease Right-of-Use Assets	36,611	33,265
Goodwill	203,407	203,694
Intangibles, Net	130,839	141,764
Other Assets	13,706	5,024
Total Assets	$989,503	$978,735
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$89,720	$66,059
Contract liabilities	34,057	42,077
Accrued and other liabilities	44,257	41,291
Operating lease liabilities	7,164	6,133
Current portion of long-term debt	6,250	7,000
Total Current Liabilities	181,448	162,560
Long-Term Debt, Less Current Portion	242,061	279,384
Non-Current Operating Lease Liabilities	30,632	28,074
Deferred Income Taxes	14,123	18,727
Other Long-Term Liabilities	12,452	15,388
Total Liabilities	480,716	504,133
Commitments and Contingencies (Notes 8, 10)
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 12,102,308 and 11,925,087 shares issued and outstanding at October 1, 2022 and December 31, 2021, respectively	121	119
Additional Paid-In Capital	110,025	104,253
Retained Earnings	397,971	377,263
Accumulated Other Comprehensive Income (Loss)	670	(7,033)
Total Shareholders’ Equity	508,787	474,602
Total Liabilities and Shareholders’ Equity	$989,503	$978,735
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net Revenues	$186,590	$163,227	$524,269	$480,570
Cost of Sales	148,003	127,912	418,565	375,373
Gross Profit	38,587	35,315	105,704	105,197
Selling, General and Administrative Expenses	24,803	21,952	72,340	68,132
Restructuring Charges	567	—	3,270	—
Operating Income	13,217	13,363	30,094	37,065
Interest Expense	(2,998)	(2,770)	(8,056)	(8,433)
Loss on Extinguishment of Debt	(295)	—	(295)	—
Other Income	—	196	3,000	196
Income Before Taxes	9,924	10,789	24,743	28,828
Income Tax Expense	1,462	1,205	4,035	4,126
Net Income	$8,462	$9,584	$20,708	$24,702
Earnings Per Share
Basic earnings per share	$0.70	$0.80	$1.72	$2.08
Diluted earnings per share	$0.69	$0.78	$1.68	$2.02
Weighted-Average Number of Common Shares Outstanding
Basic	12,112	11,920	12,057	11,862
Diluted	12,350	12,242	12,346	12,248
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net Income	$8,462	$9,584	$20,708	$24,702
Other Comprehensive Income, Net of Tax:
Amortization of actuarial loss and prior service costs, net of tax of $36 and $76 for the three months ended October 1, 2022 and October 2, 2021, respectively and $107 and $229 for the nine months ended October 1, 2022 and October 2, 2021, respectively	111	245	332	735
Change in unrealized (losses) gains on cash flow hedges, net of tax of ($17) and zero for the three months ended October 1, 2022 and October 2, 2021, respectively and $2,269 and zero for the nine months ended October 1, 2022 and October 2, 2021, respectively	(55)	—	7,371	—
Other Comprehensive Income, Net of Tax	56	245	7,703	735
Comprehensive Income	$8,518	$9,829	$28,411	$25,437
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2020	11,728,212	$117	$97,090	$241,727	$(9,600)	$329,334
Net income	—	—	—	15,118	—	15,118
Other comprehensive income, net of tax	—	—	—	—	490	490
Employee stock purchase plan	31,580	—	1,558	—	—	1,558
Stock options exercised	31,527	—	1,120	—	—	1,120
Stock awards vested	244,008	3	(3)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(140,520)	(1)	(7,891)	—	—	(7,892)
Stock-based compensation	—	—	5,742	—	—	5,742
Balance at July 3, 2021	11,894,807	119	97,616	256,845	(9,110)	345,470
Net income	—	—	—	9,584	—	9,584
Other comprehensive income, net of tax	—	—	—	—	245	245
Employee stock purchase plan	24,944	—	1,345	—	—	1,345
Stock options exercised	8,557	—	280	—	—	280
Stock awards vested	1,365	—	—	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(7,274)	—	(383)	—	—	(383)
Stock-based compensation	—	—	2,407	—	—	2,407
Balance at October 2, 2021	11,922,399	$119	$101,265	$266,429	$(8,865)	$358,948

Balance at December 31, 2021	11,925,087	$119	$104,253	$377,263	$(7,033)	$474,602
Net income	—	—	—	12,246	—	12,246
Other comprehensive income, net of tax	—	—	—	—	7,647	7,647
Employee stock purchase plan	31,686	—	1,386	—	—	1,386
Stock options exercised	81,212	1	2,473	—	—	2,474
Stock awards vested	160,349	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(130,466)	(1)	(6,453)	—	—	(6,454)
Stock-based compensation	—	—	4,644	—	—	4,644
Balance at July 2, 2022	12,067,868	121	106,301	389,509	614	496,545
Net income	—	—	—	8,462	—	8,462
Other comprehensive income, net of tax	—	—	—	—	56	56
Employee stock purchase plan	28,007	—	1,119	—	—	1,119
Stock options exercised	16,551	—	613	—	—	613
Stock awards vested	775	—	—	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(10,893)	—	(518)	—	—	(518)
Stock-based compensation	—	—	2,510	—	—	2,510
Balance at October 1, 2022	12,102,308	$121	$110,025	$397,971	$670	$508,787
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash Flows from Operating Activities
Net Income	$20,708	$24,702
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	23,335	21,112
Non-cash operating lease cost	5,184	2,586
Inventory write down and property and equipment impairment due to restructuring	1,018	—
Stock-based compensation expense	7,904	8,149
Deferred income taxes	(6,981)	1,403
Recovery of credit losses	(483)	(65)
Noncash loss on extinguishment of debt	295	—
Other	603	531
Changes in Assets and Liabilities:
Accounts receivable	(21,584)	(11,715)
Contract assets	(18,091)	(28,731)
Inventories	(21,690)	(14,956)
Production cost of contracts	276	(1,481)
Other assets	(139)	(2,678)
Accounts payable	23,166	2,074
Contract liabilities	(8,020)	(4,990)
Operating lease liabilities	(4,700)	(2,545)
Accrued and other liabilities	(171)	(5,667)
Net Cash Provided by (Used in) Operating Activities	630	(12,271)
Cash Flows from Investing Activities
Purchases of property and equipment	(14,365)	(10,798)
Proceeds from sale of assets	51	551
Proceeds from life insurance	—	439
Post closing cash received from the acquisition of Magnetic Seal LLC, net	365	—
Net Cash Used in Investing Activities	(13,949)	(9,808)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	4,000	21,000
Repayments of senior secured revolving credit facility	(4,000)	(36,000)
Borrowings from term loans	250,000	—
Repayments of term loans	(287,712)	(6,176)
Repayments of other debt	(246)	(266)
Debt issuance costs	(2,511)	—
Net cash paid upon issuance of common stock under stock plans	(1,281)	(3,972)
Net Cash Used in Financing Activities	(41,750)	(25,414)
Net Decrease in Cash and Cash Equivalents	(55,069)	(47,493)
Cash and Cash Equivalents at Beginning of Period	76,316	56,466
Cash and Cash Equivalents at End of Period	$21,247	$8,973
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
Our significant accounting policies were described in Part IV, Item 15(a)(1), “Note 1. Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). The financial information included in this Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the 2021 Form 10-K.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Form 10-Q. The results of operations for the three and nine months ended October 1, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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

Supplemental Cash Flow Information

	(Dollars in thousands)
	Nine Months Ended
	October 1, 2022	October 2, 2021
Interest paid	$7,417	$7,672
Taxes paid, net	$2,286	$3,082
Non-cash activities:
Purchases of property and equipment not paid	$1,828	$1,698
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$8,462	$9,584	$20,708	$24,702
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	12,112	11,920	12,057	11,862
Dilutive potential common shares	238	322	289	386
Diluted weighted-average common shares outstanding	12,350	12,242	12,346	12,248
Earnings per share
Basic	$0.70	$0.80	$1.72	$2.08
Diluted	$0.69	$0.78	$1.68	$2.02
Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Stock options and stock units	82	9	50	6
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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended October 1, 2022.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, and we classify as Level 1. See Fair Value above.

Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements with an aggregate notional amount of $150.0 million, all with an effective date of January 1, 2024 (“Forward Interest Rate Swaps”) to manage our exposure to interest rate movements on a portion of our debt. As such, at the time we entered into the Forward Interest Rate Swaps, there was a high probability of forecasted interest payments on our debts occurring and the swaps are highly effective in offsetting those interest payments and therefore, we elected to apply cash flow hedge accounting. On July 14, 2022, as a result of refinancing all our existing debt, which allows borrowing based on a Secured Overnight Financing Rate (“SOFR”), we were required to complete an amendment of the Forward Interest Rate Swaps from One Month London Interbank Offered Rate (“LIBOR”) to One Month Term SOFR (“Amended Forward Interest Rate Swaps”), which occurred on the same day. After the transition of the Forward Interest Rate Swaps and debt to SOFR was completed, we determined the hedging relationship was still highly effective as of the amendment date. See Note 7. As of October 1, 2022, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedged item. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the condensed consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. Since the Amended Forward Interest Rate Swaps are not effective until January 1, 2024, we only record the changes in fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges. As such, during the three and nine months ended October 1, 2022, we recorded changes of $0.1 million and $9.6 million, respectively, to other long term assets, other long term liabilities, and accumulated other comprehensive income (loss). During the three and nine months ended October 2, 2021, we had no derivative instruments.
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
Net cumulative catch up adjustments on gross profit recorded were not material for both the three and nine months ended October 1, 2022 and October 2, 2021.
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
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the condensed consolidated balance sheets. As of October 1, 2022 and December 31, 2021, provision for estimated losses on contracts were $4.3 million and $2.8 million, respectively.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of October 1, 2022 and December 31, 2021, production cost of contracts were $6.2 million and $8.0 million, respectively.

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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	October 1, 2022	December 31, 2021
Contract assets	$194,496	$176,405
Contract liabilities	$34,057	$42,077
The increase in our contract assets as of October 1, 2022 compared to December 31, 2021 was primarily due to a net increase of products in work in process in the current period.
The decrease in our contract liabilities as of October 1, 2022 compared to December 31, 2021 was primarily due to a net decrease of advance or progress payments received from our customers in the current period. We recognized $23.9 million of the contract liabilities as of December 31, 2021 as revenues during the nine months ended October 1, 2022.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of October 1, 2022 totaled $853.1 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2023 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	October 1 2022	October 2, 2021	October 1 2022	October 2, 2021
Consolidated Ducommun
Military and space	$106,303	$113,622	$312,317	$340,757
Commercial aerospace	68,348	41,150	179,490	114,104
Industrial	11,939	8,455	32,462	25,709
Total	$186,590	$163,227	$524,269	$480,570

Electronic Systems
Military and space	$78,811	$81,365	$230,818	$243,853
Commercial aerospace	22,654	14,901	57,322	37,060
Industrial	11,939	8,455	32,462	25,709
Total	$113,404	$104,721	$320,602	$306,622

Structural Systems
Military and space	$27,492	$32,257	$81,499	$96,904
Commercial aerospace	45,694	26,249	122,168	77,044
Total	$73,186	$58,506	$203,667	$173,948
Government Grant
In November 2021, we were awarded an Aviation Manufacturing Jobs Protection Program grant from the U.S. Department of Transportation (“AMJPP Grant”) of $4.0 million. As part of the award, we had to meet, and did complete, certain requirements over a six month performance period from November 15, 2021 to May 14, 2022. As of October 1, 2022, we have received $2.0 million of the AMJPP Grant, all during 2021, with the remaining $2.0 million expected to be received during 2022 and included as other current assets. We recorded zero and $2.7 million as a reduction of cost of sales during the three and nine months ended October 1, 2022, respectively, and zero and $0.3 million as a reduction of general and administrative expenses during the three and nine months ended October 1, 2022, respectively. Cumulative through October 1, 2022, we have recorded $3.6 million and $0.4 million as a reduction of cost of sales and selling, general and administrative expenses, respectively.
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional guidance for a limited time for contracts that reference London Interbank Offered Rate (“LIBOR”), to ease the potential burden in accounting for, or recognizing the effects, of reference rate reform on financial reporting as a result of the cessation of LIBOR. The new guidance is effective at any time after March 12, 2020 but no later than December 31, 2022. Prior to the adoption of this standard, during the three months ended October 1, 2022, we had made the following elections related to our current cash flow hedging relationships as our current term loans mature before the expiration of the Forward Interest Rate Swaps: 1) Probability of forecasted transactions, and 2) Assessment of effectiveness. The adoption of this standard during the three months ended October 1, 2022 did not have a material impact on our condensed consolidated financial statements. See Note 7.

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

Note 3. Restructuring Activities
Summary of 2022 Restructuring Plan
In April 2022, management approved and commenced a restructuring plan that will better position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. During the three and nine months ended October 1, 2022, we recorded total charges of $0.6 million and $3.8 million, respectively. As of October 1, 2022, we estimate the remaining amount of charges related to this initiative will be $7.0 million to $10.0 million in total pre-tax restructuring charges through 2023. Of these charges, we estimate $5.0 million to $7.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $2.0 million to $3.0 million to be non-cash charges for impairment of long-lived assets.
In the Electronics Systems segment, we recorded $0.1 million and $0.2 million during the three months ended October 1, 2022, for severance and benefits that were classified as restructuring charges and accelerated depreciation of property and equipment that was classified as restructuring charges, respectively. We recorded $1.4 million and $0.2 million during the nine months ended October 1, 2022, for severance and benefits that were classified as restructuring charges and accelerated depreciation of property and equipment that was classified as restructuring charges, respectively.
In the Structural Systems segment, we recorded zero, $0.3 million, and zero during the three months ended October 1, 2022 for inventory write down that was classified as cost of sales, severance and benefits that were classified as restructuring charges, and impairment of property and equipment that was classified as restructuring charges, respectively. We recorded $0.5 million, $1.4 million, and $0.3 million during the nine months ended October 1, 2022 for inventory write down that was classified as cost of sales, severance and benefits that were classified as restructuring charges, and impairment of property and equipment that was classified as restructuring charges, respectively.
Our restructuring activities during the nine months ended October 1, 2022 were as follows (in thousands):

	December 31, 2021	Nine Months Ended October 1, 2022				October 1, 2022
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$—	$2,780	$(1,423)	$—	$—	$1,357
Property and equipment accelerated depreciation due to restructuring	—	186	—	(186)	—	—
Property and equipment impairment due to restructuring	—	304	—	(304)	—	—
Inventory write down	—	528	—	(528)	—	—
Ending balance	$—	$3,798	$(1,423)	$(1,018)	$—	$1,357
The restructuring activities accrual for severance and benefits of $1.4 million as of October 1, 2022 was included as part of accrued and other liabilities.

Note 4. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	October 1, 2022	December 31, 2021
Raw materials and supplies	$144,406	$125,334
Work in process	23,859	20,609
Finished goods	3,795	4,995
Total	$172,060	$150,938

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
While our business continues to be negatively impacted during the three and nine months ended October 1, 2022 as a result of the COVID-19 pandemic, no material adverse factors/changes have occurred since the fourth quarter of 2021 that would require us to perform another qualitative or quantitative assessment. As such, for the third quarter of 2022, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$86,259	$285,416
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2021	$117,435	$86,259	$203,694
Purchase price allocation refinements	—	(287)	(287)
Balance at October 1, 2022	$117,435	$85,972	$203,407

Note 6. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	October 1, 2022	December 31, 2021
Accrued compensation	$22,351	$24,391
Accrued income tax and sales tax	9,460	926
Other	12,446	15,974
Total	$44,257	$41,291

Note 7. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	October 1, 2022	December 31, 2021
Term loans	$250,000	$287,712
Total debt	250,000	287,712
Less current portion	(6,250)	(7,000)
Total long-term debt, less current portion	243,750	280,712
Less debt issuance costs - term loans	(1,689)	(1,328)
Total long-term debt, net of debt issuance costs - term loans	$242,061	$279,384
Debt issuance costs - revolving credit facility (1)	$2,391	$1,136
Weighted-average interest rate	3.91%	3.27%
(1) Included as part of other assets.
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
The 2022 Term Loan bears interest, at our option, at a rate equal to either (i) Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin ranging from 1.375% to 2.375% per year or (ii) Base Rate (defined as the highest of [a]

Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] Term SOFR plus 1.00%, and if the Base Rate is less than zero percent, it will be deemed zero percent) plus an applicable margin ranging from 0.375% to 1.375% per year, in each case based upon the consolidated total net adjusted leverage ratio. Interest payments are typically paid on a quarterly basis, on the last business day each quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. No quarterly amortization payment was required to be paid during the three months ended October 1, 2022, however, it will begin in the three months ending December 31, 2022.
The 2022 Revolving Credit Facility bears interest, at our option, at a rate equal to either (i) Term SOFR plus an applicable margin ranging from 1.375% to 2.375% per year or (ii) Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] Term SOFR plus 1.00%, and if the Base Rate is less than zero percent, it will be deemed zero percent) plus an applicable margin ranging from 0.375% to 1.375% per year, in each case based upon the consolidated total net adjusted leverage ratio. Interest payments are typically paid on a quarterly basis, on the last business day each quarter. The undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio, typically paid on a quarterly basis, on the last business day each quarter. However, the 2022 Revolving Credit Facility does not require any principal installment payments.
In conjunction with the closing of the 2022 Credit Facilities, we utilized the entire $250.0 million of proceeds from the 2022 Term Loan plus our existing cash on hand to pay off our entire debt balance outstanding of $254.2 million under prior credit facilities (described below).
In December 2019, we completed the refinancing of a portion of our existing debt by entering into a new revolving credit facility (“2019 Revolving Credit Facility”) to replace the then existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”) and entered into a new term loan (“2019 Term Loan”). The 2019 Revolving Credit Facility was a $100.0 million senior secured revolving credit facility that would have matured on December 20, 2024 replacing the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The 2019 Term Loan was a $140.0 million senior secured term loan that would have matured on December 20, 2024. We also have an existing $240.0 million senior secured term loan that was entered into in November 2018 that would have matured on November 21, 2025 (“2018 Term Loan”). The original amounts available under the 2019 Revolving Credit Facility, 2019 Term Loan, and 2018 Term Loan (collectively, the “Existing Credit Facilities”) in aggregate, totaled $480.0 million.
The 2019 Term Loan bore interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 1.50% to 2.50% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the 2019 Term Loan required amortization payments of 1.25% of the original outstanding principal balance of the 2019 Term Loan amount on a quarterly basis, on the last day of the calendar quarter. For the three and six months ended July 2, 2022, we made the required quarterly amortization payments on the 2019 Term Loan of $1.8 million and $3.5 million, respectively.
The 2019 Revolving Credit Facility bore interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR) plus an applicable margin ranging from 1.50% to 2.50% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. The undrawn portion of the commitment of the 2019 Revolving Credit Facility was subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio. However, the 2019 Revolving Credit Facility did not require any principal installment payments.
The 2018 Term Loan bore interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as LIBOR plus an applicable margin ranging from 3.75% to 4.00% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 3.75% to 4.00% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the 2018 Term Loan required amortization payments of 0.25% of the outstanding principal balance of the 2018 Term Loan amount on a quarterly basis.
Further, under the Existing Credit Facilities, if we exceeded the annual excess cash flow threshold, we were required to make an annual additional principal payment based on the consolidated adjusted leverage ratio. The annual mandatory excess cash flow payment was based on (i) 50% of the excess cash flow amount if the adjusted leverage ratio was greater than 3.25 to 1.0, (ii) 25% of the excess cash flow amount if the adjusted leverage ratio was less than or equal to 3.25 to 1.0 but greater than 2.50 to 1.0, and (iii) zero percent of the excess cash flow amount if the consolidated adjusted leverage ratio is less than or equal to 2.50 to 1.0. We did not exceed the annual excess cash flow threshold for 2021 and thus, no annual excess cash flow payment was required to be paid during the first quarter of 2022.
In conjunction with entering into the 2019 Revolving Credit Facility and the 2019 Term Loan, we used the $140.0 million of proceeds from the 2019 Term Loan to pay off and close the 2018 Revolving Credit Facility of $58.5 million, paid down a portion of the 2018 Term Loan of $56.0 million, paid the accrued interest associated with the amounts being paid down on the 2018 Revolving Credit Facility and 2018 Term Loan, paid the fees related to this transaction, and used the remainder for general corporate purposes. The $56.0 million pay down on the 2018 Term Loan paid all the required quarterly amortization payments on the 2018 Term Loan until maturity.
However, since we were paying down on the term loans during the three months ended April 2, 2022, we were required to pay down on the 2019 Term Loan and 2018 Term Loan on a pro-rata basis and thus, we paid down $13.0 million and $17.0 million on the 2019 Term Loan and 2018 Term Loan, respectively, for an aggregate total pay down of $30.0 million. During the three and nine months ended October 1, 2022 we made no other voluntary prepayments on our debt.
As of October 1, 2022, we had $199.8 million of unused borrowing capacity under the 2022 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
As of October 1, 2022, we were in compliance with all covenants required under the 2022 Credit Facilities.
The 2022 Term Loan was considered a modification of debt for some lenders and an extinguishment of debt for other lenders, and thus, a loss of $0.2 million was recorded related to the extinguishment. In addition, the new fees incurred of $0.8 million were capitalized and will be amortized over the life of the 2022 Term Loan. Further, the remaining debt issuance costs related to the 2019 Term Loan and 2018 Term Loan of $1.0 million as of the modification date will be amortized over the life of the 2022 Term Loan, using the effective interest method.
The 2022 Revolving Credit Facility that replaced the 2019 Revolving Credit Facility was considered a modification of debt except for the portion related to the creditor that is no longer a part of the 2022 Revolving Credit Facility and in which case, it was considered an extinguishment of debt. As a result, we expensed the portion of the unamortized debt issuance costs related to the 2019 Revolving Credit Facility that was considered an extinguishment of debt of $0.1 million. In addition, the new fees incurred of $1.7 million as part of the 2022 Revolving Credit Facility were capitalized and will be amortized over the life of the 2022 Revolving Credit Facility. Further, the remaining debt issuance costs related to the 2019 Revolving Credit Facility of $0.8 million as of the modification date will also be amortized over the life of the 2022 Revolving Credit Facility.
The 2022 Credit Facilities were entered into by us (“Parent Company”) and guaranteed by all of our domestic subsidiaries, other than two subsidiaries that were considered minor (“Subsidiary Guarantors”). The Subsidiary Guarantors jointly and severally guarantee the 2022 Credit Facilities. The Parent Company has no independent assets or operations and therefore, no consolidating financial information for the Parent Company and its subsidiaries is presented.
In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. The Forward Interest Rate Swaps were deemed to be highly effective upon entering into the derivative contracts and thus, hedge accounting treatment was utilized. Since the Forward Interest Rate Swaps are not effective until January 1, 2024, we only recorded the changes in the fair value of the Forward Interest Rate Swaps that were highly effective and that were designated and qualified as cash flow hedges. As such, we recorded the change of $0.1 million to other long term assets, other long term liabilities, and other comprehensive income (loss) for the three months ended October 1, 2022. See Note 1 for further information.
On July 14, 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of the Forward Interest Rate Swaps (“Amended Forward Interest Rate Swaps”). The Forward Interest Rate Swaps were based on U.S. dollar-one month LIBOR and were amended to be based on one month Term SOFR as borrowings using LIBOR are no longer available under the 2022 Credit Facilities. Since this was an amendment of just the reference rate as a result of the cessation of LIBOR, utilizing the guidance under ASU 2020-04, we determined the Amended Forward Interest Rate Swaps as of the amendment date to continue to be highly effective. The Amended Forward Interest Rate Swaps weighted average fixed rate is 1.7%, as a result of the difference between U.S. dollar-one month LIBOR and one month Term SOFR.

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
We recorded income tax expense of $1.5 million for the three months ended October 1, 2022 compared to $1.2 million for the three months ended October 2, 2021. The increase in income tax expense for the third quarter of 2022 compared to the third quarter of 2021 was primarily due to lower income tax benefits recognized related to the U.S. Federal research and development tax credit in the third quarter of 2022 compared to the third quarter of 2021. The increase in income tax expense was partially offset by lower pre-tax income in the third quarter of 2022.
We recorded income tax expense of $4.0 million for the nine months ended October 1, 2022 compared to $4.1 million for the nine months ended October 2, 2021. The decrease in income tax expense for the first nine months of 2022 compared to the first nine months of 2021 was primarily due to lower pre-tax income in the first nine months of 2022 compared to the first nine months of 2021. The decrease in income tax expense was partially offset by lower income tax benefits recognized related to the U.S. Federal research and development tax credit and lower discrete income tax benefits recognized for net tax windfalls related to stock-based compensation in the first nine months of 2022.
Our total amount of unrecognized tax benefits was $4.8 million and $4.4 million as of October 1, 2022 and December 31, 2021, respectively. If recognized, $3.0 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of October 1, 2022 and December 31, 2021 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2022, we expect decreases to our unrecognized tax benefits of approximately $0.7 million in the next twelve months.
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
The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years (for U.S.-based research). As of October 1, 2022, we recorded an increase to current income taxes payable of approximately $7.5 million and a decrease to net deferred tax liabilities of a similar amount. We are monitoring legislation for any further changes to Section 174 and the impact to the financial statements in 2022.
On August 9, 2022, the U.S. enacted the Creating Helpful Incentives to Produce Semiconductors Act of 2022 (“CHIPS Act”) which provides new funding to boost domestic research and manufacturing of semiconductors in the United States. We are evaluating the provisions in the CHIPS Act. Any impact to our overall income taxes would be for 2023 and thereafter.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which aims to curb inflation by reducing the deficit, lowering prescription drug prices, and investing in domestic energy production while promoting clean energy. We considered the provisions in the IRA and determined they have no or minimal impact to our overall income taxes.

Note 10. Commitments and Contingencies
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court of California, County of San Bernardino. We received service of process of this complaint on January 28, 2021. The complaint alleges violations of California’s wage and hour laws relating to our current and former employees and seeks attorney’s fees and penalties. We vigorously refuted and defended these claims, and reached a tentative settlement of $0.8 million during the fourth quarter 2021, which is subject to court approval. Thus, we recorded accrued liabilities of $0.8 million as of December 31, 2021. During the three months ended July 2, 2022, additional factual information was identified resulting in an increase in the amount of the tentative settlement to $0.9 million. Therefore, we recorded an additional accrued liabilities of $0.1 million for a total accrued liabilities amount of $0.9 million as of July 2, 2022 and remains unchanged as of October 1, 2022 as we are awaiting final court approval of this settlement.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both October 1, 2022 and December 31, 2021, which is reflected in other long-term liabilities on our condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million as of both October 1, 2022 and December 31, 2021, which is reflected in other long-term liabilities on our condensed consolidated balance sheets. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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
Our insurance covers damage, up to a capped amount, to the facility, equipment, unfinished inventory, and other assets at replacement cost, finished goods inventory at selling price, as well as business interruption, third party property damage, and recovery related expenses caused by the fire, less our per claim deductible. The anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. The anticipated insurance recoveries in excess of net book value of the damaged operating assets and business interruption will not be recorded until all contingencies related to our claim have been resolved. During the year ended December 31, 2020, $0.8 million of revenue and $0.5 million of related cost of sales were reversed for revenue previously recognized using the over time method as the revenue recognition process for these items were deemed to be interrupted as a result of these inventory items being damaged. Also during the year ended December 31, 2020, we wrote off property and equipment and tooling with an aggregate total net book value of $7.1 million and inventory on hand of $3.4 million that were damaged by the fire. The related anticipated insurance recoveries were also presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact, with the anticipated insurance recoveries receivable included as part of other current assets on the condensed consolidated balance sheets. During the three and nine months ended October 1, 2022, we received insurance recoveries of zero and $3.0 million, respectively, for business interruption and since the contingencies related to this amount are deemed to be resolved, we recorded this amount as other income. In addition, as of October 1, 2022, we have received $13.5 million of general insurance recoveries, all during 2020. The timing of and the remaining amounts of insurance recoveries, including for business interruption, are not known at this time.
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

Financial information by reportable operating segment was as follows:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net Revenues
Electronic Systems	$113,404	$104,721	$320,602	$306,622
Structural Systems	73,186	58,506	203,667	173,948
Total Net Revenues	$186,590	$163,227	$524,269	$480,570
Segment Operating Income
Electronic Systems	$13,881	$15,319	$36,902	$42,185
Structural Systems	6,687	4,457	12,839	15,177
	20,568	19,776	49,741	57,362
Corporate General and Administrative Expenses (1)	(7,351)	(6,413)	(19,647)	(20,297)
Total Operating Income	$13,217	$13,363	$30,094	$37,065
Depreciation and Amortization Expenses
Electronic Systems	$3,510	$3,547	$10,500	$10,396
Structural Systems	4,100	3,599	12,659	10,540
Corporate Administration	59	58	176	176
Total Depreciation and Amortization Expenses	$7,669	$7,204	$23,335	$21,112
Capital Expenditures
Electronic Systems	$3,192	$1,964	$7,831	$3,865
Structural Systems	1,175	1,598	7,033	6,154
Corporate Administration	—	—	—	—
Total Capital Expenditures	$4,367	$3,562	$14,864	$10,019
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(Dollars in thousands)
	October 1, 2022	December 31, 2021
Total Assets
Electronic Systems	$537,425	$490,814
Structural Systems	414,971	408,118
Corporate Administration (1)	37,107	79,803
Total Assets	$989,503	$978,735
Goodwill and Intangibles
Electronic Systems	$184,823	$191,789
Structural Systems	149,423	153,669
Total Goodwill and Intangibles	$334,246	$345,458
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
COVID-19 Pandemic Impact on Our Business
The COVID-19 pandemic has had a significant impact on our overall business during both the three and nine months ended October 1, 2022 and October 2, 2021. As a result of the COVID-19 pandemic, precautionary measures were instituted by governments and businesses to mitigate its spread, including the imposition of travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses.
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
In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provides tax relief to individuals and businesses affected by the coronavirus pandemic. We have not requested or accepted any loans or payments that are available under the CARES Act, however, we have utilized the option to defer payment of the employer portion of payroll taxes (Social Security) that would otherwise be required to be made during the period beginning March 27, 2020 to December 31, 2020. One half of the deferred amount was required to be paid and was paid by December 31, 2021, with the remaining 50% to be paid by December 31, 2022. As of October 1, 2022, we have deferred $3.1 million, which is included as part of accrued and other liabilities on the condensed consolidated balance sheets.
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
Third quarter 2022 recap:
•Net revenues of $186.6 million
•Net income of $8.5 million, or $0.69 per diluted share
•Adjusted EBITDA of $26.0 million, or 13.9% of revenues
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, Guaymas fire related expenses, insurance recoveries related to business interruption, inventory purchase accounting adjustments, loss on extinguishment of debt, and other debt refinancing costs (“Adjusted EBITDA”) were $26.0 million and $23.9 million for the three months ended October 1, 2022 and October 2, 2021, respectively.
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
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$8,462	$9,584	$20,708	$24,702
Interest expense	2,998	2,770	8,056	8,433
Income tax expense	1,462	1,205	4,035	4,126
Depreciation	3,652	3,632	10,849	10,530
Amortization	4,017	3,572	12,486	10,582
Stock-based compensation expense (1)	2,714	2,407	7,904	8,149
Restructuring charges (2)	567	—	3,798	—
Guaymas fire related expenses	1,496	704	3,451	1,871
Insurance recoveries related to business interruption	—	—	(3,000)	—
Inventory purchase accounting adjustments	107	—	1,381	—
Loss on extinguishment of debt	295	—	295	—
Other debt refinancing costs	224	—	224	—
Adjusted EBITDA	$25,994	$23,874	$70,187	$68,393
% of net revenues	13.9%	14.6%	13.4%	14.2%
(1) The three and nine months ended October 1, 2022 included $0.2 million and $0.8 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.
(2) The three and nine months ended October 1, 2022 included zero and $0.5 million, respectively, of restructuring charges that were recorded as cost of sales.

Results of Operations
Third Quarter of 2022 Compared to Third Quarter of 2021
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended				(Dollars in thousands, except per share data) Nine Months Ended
	October 1, 2022	% of Net Revenues	October 2, 2021	% of Net Revenues	October 1, 2022	% of Net Revenues	October 2, 2021	% of Net Revenues
Net Revenues	$186,590	100.0%	$163,227	100.0%	$524,269	100.0%	$480,570	100.0%
Cost of Sales	148,003	79.3%	127,912	78.4%	418,565	79.8%	375,373	78.1%
Gross Profit	38,587	20.7%	35,315	21.6%	105,704	20.2%	105,197	21.9%
Selling, General and Administrative Expenses	24,803	13.3%	21,952	13.4%	72,340	13.8%	68,132	14.2%
Restructuring Charges	567	0.3%	—	—%	3,270	0.7%	—	—%
Operating Income	13,217	7.1%	13,363	8.2%	30,094	5.7%	37,065	7.7%
Interest Expense	(2,998)	(1.6)%	(2,770)	(1.7)%	(8,056)	(1.5)%	(8,433)	(1.7)%
Loss on Extinguishment of Debt	(295)	(0.2)%	—	—%	(295)	(0.1)%	—	—%
Other Income	—	—%	196	0.1%	3,000	0.6%	196	—%
Income Before Taxes	9,924	5.3%	10,789	6.6%	24,743	4.7%	28,828	6.0%
Income Tax Expense	1,462	nm	1,205	nm	4,035	nm	4,126	nm
Net Income	$8,462	4.5%	$9,584	5.9%	$20,708	3.9%	$24,702	5.1%

Effective Tax Rate	14.7%	nm	11.2%	nm	16.3%	nm	14.3%	nm
Diluted Earnings Per Share	$0.69	nm	$0.78	nm	$1.68	nm	$2.02	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three and nine months ended October 1, 2022 and October 2, 2021, respectively, were as follows:

	Three Months Ended					Nine Months Ended
		(Dollars in thousands)		% of Net Revenues			(Dollars in thousands)		% of Net Revenues
	Change	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	Change	October 1 2022	October 2, 2021	October 1 2022	October 2, 2021
Consolidated Ducommun
Military and space	$(7,319)	$106,303	$113,622	57.0%	69.6%	$(28,440)	$312,317	$340,757	59.6%	70.9%
Commercial aerospace	27,198	68,348	41,150	36.6%	25.2%	65,386	179,490	114,104	34.2%	23.7%
Industrial	3,484	11,939	8,455	6.4%	5.2%	6,753	32,462	25,709	6.2%	5.4%
Total	$23,363	$186,590	$163,227	100.0%	100.0%	$43,699	$524,269	$480,570	100.0%	100.0%

Electronic Systems
Military and space	$(2,554)	$78,811	$81,365	69.5%	77.7%	$(13,035)	$230,818	$243,853	72.0%	79.5%
Commercial aerospace	7,753	22,654	14,901	20.0%	14.2%	20,262	57,322	37,060	17.9%	12.1%
Industrial	3,484	11,939	8,455	10.5%	8.1%	6,753	32,462	25,709	10.1%	8.4%
Total	$8,683	$113,404	$104,721	100.0%	100.0%	$13,980	$320,602	$306,622	100.0%	100.0%

Structural Systems
Military and space	$(4,765)	$27,492	$32,257	37.6%	55.1%	$(15,405)	$81,499	$96,904	40.0%	55.7%
Commercial aerospace	19,445	45,694	26,249	62.4%	44.9%	45,124	122,168	77,044	60.0%	44.3%
Total	$14,680	$73,186	$58,506	100.0%	100.0%	$29,719	$203,667	$173,948	100.0%	100.0%
Net revenues for the three months ended October 1, 2022 were $186.6 million, compared to $163.2 million for the three months ended October 2, 2021. The year-over-year increase was primarily due to the following:
•$27.2 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms, other commercial aerospace platforms, and regional and business aircraft platforms; partially offset by
•$7.3 million lower revenues in our military and space end-use markets due to lower build rates on military rotary-wing aircraft platforms and military fixed-wing aircraft platforms, partially offset by higher build rates on other military and space platforms.
Net revenues for the nine months ended October 1, 2022 were $524.3 million, compared to $480.6 million for the nine months ended October 2, 2021. The year-over-year increase was primarily due to the following:
•$65.4 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms, other commercial aerospace platforms, and regional and business aircraft platforms; partially offset by
•$28.4 million lower revenues in our military and space end-use markets due to lower build rates on military rotary-wing aircraft platforms, military fixed-wing aircraft platforms, and various missile platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Boeing Company	7.2%	8.7%	6.9%	8.4%
General Dynamics Corporation	6.0%	3.0%	5.7%	2.8%
Northrop Grumman Corporation	5.1%	6.6%	5.8%	6.7%
Raytheon Technologies Corporation	20.6%	25.0%	21.0%	23.3%
Spirit AeroSystems Holdings, Inc.	6.8%	5.3%	5.7%	3.9%
Viasat, Inc.	5.7%	2.4%	4.7%	2.7%
Total top ten customers (1)	63.9%	62.4%	60.9%	60.4%

(1)Includes The Boeing Company (“Boeing”), General Dynamics Corporation (“GD”), Northrop Grumman Corporation (“Northrop”), Raytheon Technologies Corporation (“Raytheon”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and Viasat, Inc. (“Viasat”) for the three and nine months ended October 1, 2022 and October 2, 2021.
Boeing, GD, Northrop, Raytheon, Spirit, and Viasat represented the following percentages of total accounts receivable:

	October 1, 2022	December 31, 2021
Boeing	3.4%	3.5%
GD	5.9%	4.0%
Northrop	6.4%	10.9%
Raytheon	12.2%	17.8%
Spirit	1.3%	0.7%
Viasat	7.6%	4.3%
The net revenues and accounts receivable from Boeing, GD, Northrop, Raytheon, Spirit, and Viasat are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues decreased year-over-year with the three months ended October 1, 2022 of 20.7%, compared to the three months ended October 2, 2021 of 21.6% primarily due to unfavorable product mix, partially offset by favorable manufacturing volume.
Gross profit as a percentage of net revenues decreased year-over-year with the nine months ended October 1, 2022 of 20.2%, compared to the nine months ended October 2, 2021 of 21.9% primarily due to unfavorable product mix, partially offset by favorable manufacturing volume and lower compensation and benefits costs.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $2.9 million year-over-year in the three months ended October 1, 2022 compared to the three months ended October 2, 2021 primarily due to higher compensation and benefits costs of $2.0 million and higher other general and administrative expenses of $1.0 million.
SG&A expenses increased $4.2 million year-over-year in the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021 primarily due to higher other general and administrative expenses of $3.0 million and higher compensation and benefits costs of $1.8 million.
Restructuring Charges
Restructuring charges increased $0.6 million and $3.8 million (of which, zero and $0.5 million, respectively, was included in cost of sales) year-over-year in the three and nine months ended October 1, 2022, respectively, compared to both the three and nine months ended October 2, 2021, respectively, primarily due to the restructuring plan that was approved and commenced in April 2022 that is expected to better position us for stronger performance. See Note 3 for further information.
Interest Expense
Interest expense increased $0.2 million year-over-year in the three months ended October 1, 2022 compared to the three months ended October 2, 2021 primarily due to higher interest rates, partially offset by a lower outstanding debt balance.
Interest expense decreased $0.4 million year-over-year in the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021 primarily due to a lower outstanding debt balance, partially offset by higher interest rates.
Income Tax Expense
We recorded income tax expense of $1.5 million for the three months ended October 1, 2022, compared to $1.2 million for the three months ended October 2, 2021. The increase in income tax expense for the third quarter of 2022 compared to the third quarter of 2021 was primarily due to lower income tax benefits recognized related to the U.S. Federal research and development tax credit in the third quarter of 2022 compared to the third quarter of 2021. The increase in income tax expense was partially offset by lower pre-tax income in the third quarter of 2022.
We recorded income tax expense of $4.0 million for the nine months ended October 1, 2022, compared to $4.1 million for the nine months ended October 2, 2021. The decrease in income tax expense for the first nine months of 2022 compared to the first nine months of 2021 was primarily due to lower pre-tax income in the first nine months of 2022 compared to the first nine months of 2021. The decrease in income tax expense was partially offset by lower income tax benefits recognized related to the U.S. Federal research and development tax credit and lower discrete income tax benefits recognized for net tax windfalls related to stock-based compensation in the first nine months of 2022.
Our total amount of unrecognized tax benefits was $4.8 million and $4.4 million as of October 1, 2022 and December 31, 2021, respectively. If recognized, $3.0 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of October 1, 2022 and December 31, 2021 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2022, we expect decreases to our unrecognized tax benefits of approximately $0.7 million in the next twelve months.
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
The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years (for U.S.-based research). As of October 1, 2022, we recorded an increase to current income taxes payable of approximately $7.5 million and a decrease to net deferred tax liabilities of a similar amount. We are monitoring legislation for any further changes to Section 174 and the impact to the financial statements in 2022.
On August 9, 2022, the U.S. enacted the Creating Helpful Incentives to Produce Semiconductors Act of 2022 (“CHIPS Act”) which provides new funding to boost domestic research and manufacturing of semiconductors in the United States. We are evaluating the provisions in the CHIPS Act. Any impact to our overall income taxes would be for 2023 and thereafter.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which aims to curb inflation by reducing the deficit, lowering prescription drug prices, and investing in domestic energy production while promoting clean energy. We considered the provisions in the IRA and determined they have no or minimal impact to our overall income taxes.
Net Income and Earnings per Share
Net income and earnings per share for the three months ended October 1, 2022 were $8.5 million, or $0.69 per diluted share, compared to $9.6 million, or $0.78 per diluted share, for the three months ended October 2, 2021. The decrease in net income for the three months ended October 1, 2022 compared to the three months ended October 2, 2021 was primarily due to higher SG&A expenses of $2.9 million, partially offset by higher gross profit of $3.3 million.
Net income and earnings per share for the nine months ended October 1, 2022 were $20.7 million, or $1.68 per diluted share, compared to $24.7 million, or $2.02 per diluted share, for the nine months ended October 2, 2021. The decrease in net income for the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021 was primarily due to higher SG&A expenses of $4.2 million and higher restructuring charges of $3.8 million ($0.5 million was included as part of cost of sales), partially offset by higher other income of $2.8 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and nine months ended October 1, 2022 and October 2, 2021:

	Three Months Ended					Nine Months Ended
	%	(Dollars in thousands)		% of Net Revenues		%	(Dollars in thousands)		% of Net Revenues
	Change	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	Change	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net Revenues
Electronic Systems	8.3%	$113,404	$104,721	60.8%	64.2%	4.6%	$320,602	$306,622	61.2%	63.8%
Structural Systems	25.1%	73,186	58,506	39.2%	35.8%	17.1%	203,667	173,948	38.8%	36.2%
Total Net Revenues	14.3%	$186,590	$163,227	100.0%	100.0%	9.1%	$524,269	$480,570	100.0%	100.0%
Segment Operating Income
Electronic Systems		$13,881	$15,319	12.2%	14.6%		$36,902	$42,185	11.5%	13.8%
Structural Systems		6,687	4,457	9.1%	7.6%		12,839	15,177	6.3%	8.7%
		20,568	19,776				49,741	57,362
Corporate General and Administrative Expenses (1)		(7,351)	(6,413)	(3.9)%	(3.9)%		(19,647)	(20,297)	(3.7)%	(4.2)%
Total Operating Income		$13,217	$13,363	7.1%	8.2%		$30,094	$37,065	5.7%	7.7%
Adjusted EBITDA
Electronic Systems
Operating Income		$13,881	$15,319				$36,902	$42,185
Other Income		—	196				—	196
Depreciation and Amortization		3,510	3,547				10,500	10,396
Restructuring Charges		340	—				1,624	—
		17,731	19,062	15.6%	18.2%		49,026	52,777	15.3%	17.2%
Structural Systems
Operating Income		6,687	4,457				12,839	15,177
Depreciation and Amortization		4,100	3,599				12,659	10,540
Restructuring Charges		227	—				2,174	—
Guaymas fire related expenses		1,496	704				3,451	1,871
Inventory Purchase Accounting Adjustments		107	—				1,381	—
		12,617	8,760	17.2%	15.0%		32,504	27,588	16.0%	15.9%
Corporate General and Administrative Expenses (1)
Operating Loss		(7,351)	(6,413)				(19,647)	(20,297)
Depreciation and Amortization		59	58				176	176
Stock-Based Compensation Expense		2,714	2,407				7,904	8,149
Other Debt Refinancing Costs		224	—				224	—
		(4,354)	(3,948)				(11,343)	(11,972)
Adjusted EBITDA		$25,994	$23,874	13.9%	14.6%		$70,187	$68,393	13.4%	14.2%
Capital Expenditures
Electronic Systems		$3,192	$1,964				$7,831	$3,865
Structural Systems		1,175	1,598				7,033	6,154
Corporate Administration		—	—				—	—
Total Capital Expenditures		$4,367	$3,562				$14,864	$10,019
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Electronic Systems
Electronic Systems net revenues in the three months ended October 1, 2022 compared to the three months ended October 2, 2021 increased $8.7 million primarily due to the following:
•$7.8 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms and regional and business aircraft platforms; partially offset by

•$2.6 million lower revenues in our military and space end-use markets due to lower build rates on military fixed-wing aircraft platforms, partially offset by higher build rates on other military and space platforms.
Electronic Systems net revenues in the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021 increased $14.0 million primarily due to the following:
•$20.3 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms, regional and business aircraft platforms, and large aircraft platforms; partially offset by
•$13.0 million lower revenues in our military and space end-use markets due to lower build rates on military fixed-wing aircraft platforms and various missile platforms.
Electronic Systems segment operating income in the three months ended October 1, 2022 compared to the three months ended October 2, 2021 decreased $1.4 million primarily due to unfavorable product mix, partially offset by favorable manufacturing volume.
Electronic Systems segment operating income in the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021 decreased $5.3 million primarily due to unfavorable product mix, partially offset by favorable manufacturing volume.
Structural Systems
Structural Systems net revenues in the three months ended October 1, 2022 compared to the three months ended October 2, 2021 increased $14.7 million primarily due to the following:
•$19.4 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms, other commercial aerospace platforms, and regional and business aircraft platforms; partially offset by
•$4.8 million lower revenues in our military and space end-use markets due to lower build rates on military rotary-wing aircraft platforms, partially offset by higher build rates on military fixed-wing aircraft platforms.
Structural Systems net revenues in the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021 increased $29.7 million primarily due to the following:
•$45.1 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms, regional and business aircraft platforms, and other commercial aerospace platforms; partially offset by
•$15.4 million lower revenues in our military and space end-use markets due to lower build rates on military rotary-wing aircraft platforms, partially offset by higher build rates on military fixed-wing aircraft platforms.
The Structural Systems segment operating income in the three months ended October 1, 2022 compared to the three months ended October 2, 2021 increased $2.2 million primarily due to favorable manufacturing volume.
The Structural Systems segment operating income in the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021 decreased $2.3 million primarily due to unfavorable manufacturing volume, partially offset by lower compensation and benefits costs and favorable product mix.
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
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased $0.9 million for the three months ended October 1, 2022 compared to the three months ended October 2, 2021 primarily due to higher compensation and benefits costs of $1.0 million.
CG&A expenses decreased $0.7 million for the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021 primarily due to lower compensation and benefits costs of $0.6 million.

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
The increase in backlog was primarily in the commercial aerospace end-use market, partially offset by a decrease in the military and space end-use market. $688.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of October 1, 2022 and December 31, 2021:

	(Dollars in thousands)
	Change	October 1, 2022	December 31, 2021
Consolidated Ducommun
Military and space	$(53,443)	$466,835	$520,278
Commercial aerospace	97,990	431,097	333,107
Industrial	4,491	56,293	51,802
Total	$49,038	$954,225	$905,187
Electronic Systems
Military and space	$(35,589)	$364,413	$400,002
Commercial aerospace	53,073	109,883	56,810
Industrial	4,491	56,293	51,802
Total	$21,975	$530,589	$508,614
Structural Systems
Military and space	$(17,854)	$102,422	$120,276
Commercial aerospace	44,917	321,214	276,297
Total	$27,063	$423,636	$396,573

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	October 1,	December 31,
	2022	2021
Total debt, including long-term portion	$250.0	$287.7
Weighted-average interest rate on debt	3.91%	3.27%
Term Loans interest rate	3.81%	3.22%
Cash and cash equivalents	$21.2	$76.3
Unused Revolving Credit Facility	$199.8	$99.8
On July 14, 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively are the new credit facilities (“2022 Credit Facilities”). In conjunction with the closing of the 2022 Credit Facilities, we utilized the entire $250.0 million of proceeds from the 2022 Term Loan plus our existing cash on hand to pay off our entire debt balance outstanding of $254.2 million under prior credit facilities. At the same leverage ratio, the interest rate spread in the 2022 Credit Facilities is lower than the interest rate spread under our prior credit facilities. Interest payments are typically paid on a quarterly basis, on the last business day each quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. Further, the undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio, typically paid on a quarterly basis, on the last business day each quarter. However, the 2022 Revolving Credit Facility does not require any principal installment payments. As of October 1, 2022, we were in compliance with all covenants required under the 2022 Credit Facilities. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
During the three months ended April 2, 2022, we paid down our existing debt an aggregate total of $30.0 million. We also made the mandatory quarterly amortization payments under our existing debt during the three and six months ended July 2, 2022 of $1.8 million and $3.5 million, respectively. No mandatory quarterly amortization payment was required to be paid on the 2022 Term Loan during the three months ended October 1, 2022, however, it will begin in the three months ending December 31, 2022. We made no other voluntary prepayments during the three and nine months ended October 1, 2022.
In April 2022, management approved and commenced a restructuring plan that will position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. As of October 1, 2022, we estimate the remaining amount of charges related to this initiative to be $7.0 million to $10.0 million in total pre-tax restructuring charges through 2023. Of these charges, we estimate $5.0 million to $7.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $2.0 million to $3.0 million to be non-cash charges for impairment of long-lived assets. On an annualized basis, we anticipate these restructuring actions will result in total cost savings of $7.0 million to $9.0 million. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
On July 14, 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of the Forward Interest Rate Swaps (“Amended Forward Interest Rate Swaps”). The Forward Interest Rate Swaps were based on U.S. dollar-one month LIBOR and were amended to be based on one month Term SOFR as borrowings using LIBOR are no longer available under the 2022 Credit Facilities. The Amended Forward Interest Rate Swaps weighted average fixed rate is 1.7%, as a result of the difference between U.S. dollar-one month LIBOR and one month Term SOFR. See Note 1 and Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.

In December 2021, we acquired MagSeal for a purchase price of $69.5 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid a gross total aggregate of $71.3 million in cash, a portion of which was by drawing down on our revolving credit facility. This draw down on our revolving credit facility was paid off by December 31, 2021. See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
We continue to depend on operating cash flow and the availability of our 2022 Credit Facilities to provide short-term liquidity. Cash generated from operations and bank borrowing capacity is expected to provide sufficient liquidity to meet our obligations during the next twelve months from the date of issuance of these financial statements.
Cash Flow Summary
Net cash provided by operating activities for the nine months ended October 1, 2022 was $0.6 million, compared to net cash used in operating activities of $12.3 million for the nine months ended October 2, 2021. The higher net cash provided by operating activities during the first nine months of 2022 was mainly due to higher accounts payable, partially offset by higher inventories, higher accounts receivable, higher contract assets, and lower net income.
Net cash used in investing activities was $13.9 million for the nine months ended October 1, 2022, compared to $9.8 million in the nine months ended October 2, 2021. The higher net cash used during the first nine months of 2022 compared to the prior year period was mainly due to higher purchases of property and equipment.
Net cash used in financing activities was $41.8 million for the nine months ended October 1, 2022, compared to $25.4 million for the nine months ended October 2, 2021. The higher net cash used in financing activities during the first nine months of 2022 was mainly due to the $37.7 million, net pay down on term loans during the nine months ended October 1, 2022.
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
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended October 1, 2022.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At October 1, 2022, we had total borrowings of $250.0 million under our 2022 Credit Facilities.
The 2022 Term Loan bears interest, at our option, at a rate equal to either (i) Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin ranging from 1.375% to 2.375% per year or (ii) Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] Term SOFR plus 1.00%, and if the Base Rate is less than zero percent, it will be deemed zero percent) plus an applicable margin ranging from 0.375% to 1.375% per year, in each case based upon the consolidated total net adjusted leverage ratio.
The 2022 Revolving Credit Facility bears interest, at our option, at a rate equal to either (i) Term SOFR plus an applicable margin ranging from 1.375% to 2.375% per year or (ii) Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] Term SOFR plus 1.00%, and if the Base Rate is less than zero percent, it will be deemed zero percent) plus an applicable margin ranging from 0.375% to 1.375% per year, in each case based upon the consolidated total net adjusted leverage ratio.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2021 for a discussion of our risk factors. There have been no material changes during the three months ended October 1, 2022 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2021.
Macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations.
Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently accelerated

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On November 4, 2022, our Board of Directors (the “Board”) approved and adopted Amended and Restated Bylaws (the “Bylaws”), which became effective immediately, in order to, among other things:
•address recently adopted amendments to Rule 14a-19 under the Securities Exchange Act 1934, as amended, by clarifying that no person may solicit proxies in support of a director nominee other than the Board’s director nominees unless such person has complied with Rule 14a-19, and that any person soliciting proxies in support of a director nominee other than the Board’s director nominees must comply with the requirements to provide notices required under Rule 14a-19 in a timely manner and deliver reasonable evidence that the Rule 14a-19 requirements have been met;
•clarify that directors shall be elected by a plurality of the votes cast at a meeting for the election of directors;
•conform the periods required for a stockholder to give advance notice of a director nomination (formerly not less than 120 days prior to the annual meeting) or other business proposal (formerly 60-135 days prior to the annual meeting) to 90-120 days prior to the first anniversary of the preceding year’s annual meeting (subject to certain specified exceptions);
•require a stockholder making a director nomination to provide certain information with respect to such director nominee, including, among other things, (i) all information that is required to be disclosed in solicitations of proxies for election of directors and such nominee’s written consent to being named in a proxy statement and affirmation of such nominee’s intent to serve as a director for the full term if elected and (ii) a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years and any other material relationships, between or among such stockholder or beneficial owner, if any, on the one hand, and such nominee, and his or her respective affiliates and associates, on the other hand;
•require a stockholder making any other business proposal besides a director nomination to provider certain information with respect to such proposal, including (i) a brief description of the business desired to be brought before the meeting, the text of the proposal (including the text of any proposed resolutions or amendment, if applicable), the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and beneficial owner, if any, on whose behalf the proposal is made and (ii) a description of all agreements, arrangements and understandings between such stockholder and beneficial owner, if any, and any other person(s) (including their names) in connection with the proposal of such business by such stockholder;
•require a stockholder making a director nomination or any other business proposal to provide certain information with respect to such stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (including, among other things, the number of shares of the Company’s stock owned beneficially and of record and any derivative positions held or beneficially held, directly or indirectly (including any short position, profit interest, option or any borrowing or lending of shares)) and to make certain representations regarding whether such stockholder or such beneficial owner, if any, intends to appear in person or by proxy at the meeting to propose such nomination or proposal and/or to solicit proxies with respect to such nomination or proposal; and
•require director nominees (whether nominated by the Board or by a stockholder) to provide the Company’s Secretary with (i) a completed written questionnaire (in the form provided by the Company) regarding the director nominee’s background and qualifications and the background of any other person or entity on whose behalf the nomination is being made and (ii) a written representation and agreement (in the form provided by the Company) representing and agreeing that the director nominee is not and will not become a party to certain voting commitments or compensation arrangements with respect to the director nominee’s service as a director and that, if elected, such director nominee (in his or her individual capacity and on behalf of any beneficial owner on whose behalf nomination is being made) would be in compliance and will continue to comply with all applicable corporate governance, code of business conduct and ethics, conflict of interest, confidentiality and stock ownership and trading policies and guidelines of the Company.
The preceding summary of the amendments to the Bylaws is qualified in its entirety by reference to, and should be read in connection with, the complete copy of the Amended and Restated Bylaws attached hereto as Exhibits 3.7 (clean) and 3.8 (marked) to this Quarterly Report on Form 10-Q and incorporated by reference therein.

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
2.4 Agreement of Purchase and Sale and Agreement to Enter into Lease dated as of December 16, 2021, by and among Ducommun Aerostructures, Inc. and Centerpoint 268 Gardena LLC. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on December 20, 2021.
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
3.3 Bylaws as amended and restated on March 19, 2013. Incorporated by reference to Exhibit 99.1 to Form 8-K dated March 22, 2013.
3.4 Amendment to Bylaws dated January 5, 2017. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 9, 2017.
3.5 Amendment to Bylaws dated February 21, 2018. Incorporated by reference to Exhibit 3.1 to Form 8-K dated February 26, 2018.
3.6 Amendment to Bylaws dated March 5, 2021. Incorporated by reference to Exhibit 3.1 to Form 8-K dated March 8, 2021.
3.7 Amended and Restated Bylaws of Ducommun Incorporated, dated as of November 4, 2022.
3.8 Amended and Restated Bylaws of Ducommun Incorporated, dated as of November 4, 2022 (marked to show changes against prior version).
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
*10.20 Form of Performance Stock Unit Cash-Based Long-Term Incentive Award Agreement for 2022 and after. Incorporated by reference to Exhibit 10.20 to Form 10-Q for the period ended July 2, 2022.
*10.21 Form of Performance Restricted Stock Unit Cash-Based Long-Term Incentive Award Agreement for 2022 and after. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the period ended July 2, 2022.
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
*10.25 Form of Key Executive Severance Agreement between Ducommun Incorporated and each of the individuals listed below. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 27, 2017. All of the Key Executive Severance Agreements are identical except for the name of the person, the address for notice, and the date of the Agreement:

Executive Officer	Date of Agreement
Laureen S. Gonzalez	September 20, 2022
Jerry L. Redondo	January 23, 2017
Rajiv A. Tata	January 24, 2020
Christopher D. Wampler	January 23, 2017
*10.26 Employment Letter Agreement dated January 3, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2017.

Exhibit
No.        Description
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
10.28    Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Richard A. Baldridge	March 19, 2013
Shirley G. Drazba	October 18, 2018
Robert C. Ducommun	December 31, 1985
Dean M. Flatt	November 5, 2009
Laureen S. Gonzalez	September 20, 2022
Jay L. Haberland	February 2, 2009
Sheila G. Kramer	June 1, 2021
Stephen G. Oswald	January 23, 2017
Jerry L. Redondo	October 1, 2015
Samara A. Strycker	December 30, 2021
Rajiv A. Tata	January 24, 2020
Christopher D. Wampler	January 1, 2016
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

Date: November 7, 2022	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Christopher D. Wampler
Christopher D. Wampler
Vice President, Chief Financial Officer, Controller and Treasurer
(Principal Financial and Principal Accounting Officer)