Form 10-K
period 2022-12-31
DUCOMMUN INC /DE/
filed 2023-02-16
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 2, 2022 was $529 million.
The number of shares of common stock outstanding on February 6, 2023 was 12,146,494.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference:
(a) Proxy Statement for the 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”), incorporated partially in Part III hereof.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include words such as “could,” “may,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “expect,” “would,” or similar expressions. These statements are based on the beliefs and assumptions of our management at the time such statements are made. Generally, forward-looking statements include information concerning our possible or assumed future actions, events or results of operations. Forward-looking statements specifically include, without limitation, the information in this Form 10-K regarding: future sales, earnings, cash flow, uses of cash and other measures of financial performance, projections or expectations for future operations, including costs to complete contracts, goodwill impairment evaluations, unrecognized tax benefits, environmental remediation costs, insurance recoveries, industry trends and expectations, our plans with respect to restructuring activities, completed acquisitions, future acquisitions and dispositions and expected business opportunities that may be available to us.
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
•economic and geopolitical developments and conditions, including supply chain issues and rising interest rates;
•environmental, social, and governance (“ESG”) developments and their related impact;
•pandemics, such as the COVID-19 pandemic, significantly impacting the global economy and most significantly, the commercial aerospace end-use market;
•disasters, natural or otherwise, damaging or disrupting our operations;
•unfavorable developments in the global credit markets;

•our ability to operate within highly competitive markets;
•technology changes and evolving industry and regulatory standards;
•possible goodwill and other asset impairments;
•the risk of environmental liabilities;
•the risk of cyber security attacks or our inability to detect such attacks; and
•litigation with respect to us.
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
For example, in December 2021, we acquired 100% of the outstanding equity interests of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”), a privately-held leading provider of high-impact, military-proven magnetic seals for critical systems in aerospace and defense applications, offering sealing solutions that are engineered to perform in high-speed, high-vibration, and other challenging environments for an original purchase price of $69.5 million, net of cash acquired. A portion of the purchase price was funded by drawing down on our revolving credit facility. This draw down on our revolving credit facility was paid off by the end of 2021. The acquisition of MagSeal continued to advance our strategy to diversify and offer more customized, value-driven engineered products with aftermarket opportunities, and was included in our Structural Systems segment.
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
In response to customer needs and utilizing our in-depth engineering expertise, Electronic Systems is also considered a leading supplier of engineered products including, illuminated pushbutton switches and panels for aviation and test systems, microwave and millimeter switches and filters for radio frequency systems and test instrumentation, motors and resolvers for motion control, and lightning diversion systems.
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
AEROSPACE AND DEFENSE END-USE MARKETS OVERVIEW
Our largest end-use markets are the aerospace and defense markets and our revenues from these markets represented 94% of our total net revenues in 2022. These markets are serviced by suppliers which are stratified, from the highest value provided to the lowest, into four tiers: original equipment manufacturers (“OEMs”), Tier One, Tier Two, and Tier Three. The OEMs provide the highest value and are also known as prime contractors (“Primes”). We derive a significant portion of our revenues from subcontracts with OEMs. As the Primes for various programs and platforms, the OEMs sell to their customers, who may include, depending upon the application, the U.S. Federal Government, foreign, state and local governments, global commercial airline carriers, regional jet carriers and various other customers. The OEMs also sell to global leasing companies that lease commercial aircraft. A significant portion of our revenues is earned from subcontracts with the Primes. Tier One suppliers manufacture aircraft sections and purchase assemblies. Tier Two suppliers provide more complex, value-added parts and may also assume more design risk, manufacturing risk, supply chain risk and project management risk than Tier Three suppliers. Tier Three suppliers principally provide components or detailed parts. We currently compete with Tier One, Tier Two, and Tier Three suppliers. Our business growth strategy is to differentiate ourselves from competitors by providing more complex assemblies to our customers as a higher value added supplier.
Commercial Aerospace End-Use Market
The commercial aerospace end-use market is highly cyclical and is impacted by the level of global air passenger traffic in general, which in turn is influenced by global economic conditions, fleet fuel and maintenance costs, geopolitical developments, pandemics, supply chain issues, and inflationary forces. Revenues from the commercial aerospace end-use market represented 35% of our total net revenues for 2022.
The residual effects of the COVID-19 pandemic, geopolitical events including the war in Ukraine, inflationary forces, rising interest rates, and supply chain issues have and continue to contribute to a general slowdown in the global economy, and having an adverse impact on demand for civil air travel. The combination of these factors has, in turn, created a significant challenge for some of our customers and the entire commercial aerospace manufacturing and services sector. As the number of infections from COVID-19 continues to decline and/or stabilize in various parts of the world, it should result in the steady increase in consumer confidence on the safety of air travel. Airline financial performance, which also plays a role in the demand for new capacity, has been adversely impacted by the COVID-19 pandemic and aforementioned issues. According to the International Air Transport Association (“IATA”), net losses for the airline industry were $42 billion in 2021 and $138 billion in 2020. IATA also forecasts $6.9 billion of losses for the industry globally for 2022, with $9.9 billion of profits in North America driven by robust domestic market being more than offset by losses in other regions. However, for 2023, IATA is forecasting $4.6 billion in profits for the industry globally. While the outlook continues to improve, we continue to face a challenging environment in the near to medium-term as airlines are facing increased fuel and other costs, and the global economy is experiencing high inflation. The current environment is also affecting the financial viability of some airlines.
In The Boeing Company’s (“Boeing”) 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), they indicated that domestic travel continues to recover from the lingering effects of the COVID-19 pandemic and will recover before international travel. The pace of the commercial market recovery remains impacted by government restrictions related to COVID-19, especially China.
The long-term outlook for the industry remains positive due to the fundamental drivers of air travel demand: economic growth, increasing propensity to travel due to increased trade, globalization, and improved airline services driven by liberalization of air traffic rights between countries. Boeing’s commercial market outlook forecast projects a three and eight tenths percent growth rate for passenger and cargo traffic over a 20 year period. Based on long-term global economic growth projections of two and six tenths percent average annual gross domestic product (“GDP”) growth, Boeing projects demand for 41,170 new airplanes over the next 20 years. However, the industry remains vulnerable to various developments including fuel price spikes, credit market fluctuations, acts of terrorism, natural disasters, conflicts, epidemics, pandemics, supply chain shortages, rising interest rates, and increased global environmental regulations. We believe we are well positioned given our product capabilities, investment in inventories and contract assets, and our initiatives to increase operating efficiencies to participate in the near term recovery and the long term projected growth rate for commercial air traffic and build rates for large commercial aircraft for the airframe manufacturing industry. If the recovery is slower than anticipated or any of those various developments occur, it could have a material adverse effect on our results of operations, financial position, and/or cash flows.
Defense End-Use Market
Our defense end-use market includes products used in military and space, including technologies and structures applications. The defense end-use market is highly cyclical and is impacted by the level of government defense spending. Government defense spending is impacted by national defense policies and priorities, political climates, fiscal budgetary constraints, U.S. Federal budget deficits, projected economic growth and the level of global military or security threats, or other conflicts. Revenues from the military and space end-use market in 2022 represented 59% of our total net revenues during 2022.
The FY 2023 National Defense Authorization Act (“NDAA”), enacted by the U.S. President in December 2022, is the annual policy bill that establishes, continues, or modifies federal programs, and provides the prerequisites for Congress to appropriate budget authority for defense programs. The FY 2023 NDAA authorized $30 billion more than the U.S. President originally requested in the FY 2023 budget request. However, there continues to be uncertainty with respect to future program-level appropriations for the U.S. Department of Defense (“U.S. DoD”) and other government agencies for fiscal year 2024 and beyond. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financial position, and/or cash flows. For additional information related to our revenues from customers whose principal sales are to the U.S. Government and our direct sales to the U.S. Government, see “Risk Factors” contained within Part I, Item 1A of this Annual Report on Form 10-K (“Form 10-K”).
INDUSTRIAL END-USE MARKETS OVERVIEW
Our industrial, medical and other (collectively, “Industrial”) end-use markets are diverse and are impacted by the customers’ needs for increasing electronic content and a desire to outsource. Factors expected to impact these markets include capital and industrial goods spending and general economic conditions. Our products are used in heavy industrial manufacturing systems and certain medical applications. Revenues from the Industrial end-use markets were 6% of our total net revenues during 2022.
We believe our business in these markets in the long-term, is stable and we are well positioned in these markets even though the residual effects of the COVID-19 pandemic and the related inflationary forces, rising interest rates, and supply chain issues has had and will continue to have an impact on our business.
SALES AND MARKETING
Our commercial revenues are substantially dependent on airframe manufacturers’ production rates of new aircraft. Deliveries of new aircraft by airframe manufacturers are dependent on the demand and financial capacity of its customers, primarily airlines and leasing companies, to purchase the aircraft. Thus, revenues from commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. Further, our revenues from commercial aircraft programs could be affected by changes in our customers’ inventory levels and changes in our customers’ aircraft production build rates. Due to the continuing COVID-19 pandemic, while both major large aircraft manufacturers, Boeing and Airbus SE (“Airbus”), have announced improved build rates, it will take longer to reach pre-

COVID-19 pandemic levels. While the ramp up in production and demand will be slower in the near and medium future, we will continue to identify opportunities to expand our presence and offerings with both major large aircraft manufacturers and their supply chain.
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
Our sales into the Industrial end-use markets are customer focused in various markets and driven primarily by their capital spending and manufacturing outsourcing demands.
We continue to broaden and diversify our customer base in the end-use markets we serve by providing innovative product and service solutions by drawing on our core competencies, experience and technical expertise. Net revenues related to military and space, commercial aerospace, and Industrial end-use markets in 2022 and 2021 were as follows:
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
MAJOR CUSTOMERS
We currently generate the majority of our revenues from the aerospace and defense industries. As a result, we have significant revenues from certain customers. Boeing and Raytheon Technologies Corporation (“Raytheon”) were our largest customers, with Boeing generating 7% and Raytheon generating 22% of our 2022 net revenues. Revenues from our top 10 customers, including Boeing and Raytheon, were 61% of total net revenues during 2022. Net revenues by major customer for 2022 and 2021 were as follows:

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
RAW MATERIALS AND COMPONENTS
Raw materials and components used in the manufacturing of our products include aluminum, titanium, steel and carbon fibers, as well as a wide variety of electronic interconnect and circuit card assemblies and components. These raw materials are generally available from a number of suppliers and are generally in adequate supply. However, from time to time, and exacerbated by the COVID-19 pandemic, we have experienced increases in lead times and limited availability of various items including aluminum, titanium and certain other raw materials and/or components. Moreover, certain components, supplies and raw materials for our operations are purchased from single source suppliers and occasionally, directed by our customers. In such instances, we strive to develop alternative sources and design modifications to minimize the potential for business interruptions.
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
REMAINING PERFORMANCE OBLIGATIONS AND BACKLOG
We define performance obligations as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. The majority of the long-term agreements (“LTAs”) we enter into do not meet the definition of a contract under Accounting Standards Codification 606 (“ASC 606”) and thus, the backlog amount is greater than the remaining performance obligations amount as defined under ASC 606. Revenue based on remaining performance obligations is subject to delivery delays or program cancellations, which are beyond our control. Remaining performance obligations were $853.0 million at December 31, 2022. We anticipate recognizing an estimated 70% or $597.0 million of our remaining performance obligations during 2023.

We define backlog as potential revenue that is based on customer placed POs and LTAs with firm fixed price and expected delivery dates of 24 months or less. Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders, and tends to be concentrated in several programs to a greater extent, than our net revenues. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. Backlog was $960.8 million at December 31, 2022, compared to $905.2 million at December 31, 2021. The increase in backlog was primarily in the commercial aerospace end-use markets, partially offset by a decrease in the military and space end-use markets.
ENVIRONMENTAL MATTERS
Our business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transport and disposal of hazardous and non-hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that could be or have been released into the environment, or endanger human health, and they require us to obtain and maintain licenses and permits in connection with our operations. We may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on us. We anticipate that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain our environmental compliance efforts, however, we currently do not expect such expenditures to be material in 2023 and the near term.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in Adelanto (a.k.a., El Mirage) and Monrovia, California. Based on currently available information, we have accrued $1.5 million at December 31, 2022 for our estimated liabilities related to these sites. For further information, see Note 15 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K. In addition, see Risk Factors contained within Part I, Item 1A of this Form 10-K for certain risks related to environmental matters.
HUMAN CAPITAL
Our employees are critical to our success. We promote a culture of honesty, respect, trust, and teamwork through our Code of Business Conduct. Also, we have been engaged in a number of social matters and issues, both within the Company in our management of human capital, and externally with our community based initiatives.
Employee Safety and Health
The safety of our workforce remains our highest priority as evidenced by our initial and continuing response to the COVID-19 pandemic. To this end, we continue to focus on protecting the health and safety of our employees and maintaining a safe work environment by following the COVID-19 safety guidelines provided by state and local governments and the Centers for Disease Control and Prevention at all of our facilities.
We implemented the use of employee health and safety key performance indicators (“KPIs”) that are regularly communicated to our employees by senior management to improve safety outcomes. In 2022, we continued to invest in infrastructure to improve internal safety protocols related to key processes and refined our health and safety software tools to track and engage our performance centers to further reduce our lost time and total recordable incident rates.
Diversity and Inclusion
Diversity and inclusion has been and will continue to be important to our success. As part of our continuing improvement in this area, we implemented diversity and inclusion initiatives in 2019 to help accelerate the process of developing a diverse talent pool. To that end, we are seeing an increase in the number of women and individuals from underrepresented communities being promoted into leadership roles. In 2020, we partnered with the Fund II Foundation to utilize its innovative internX platform to provide access to highly qualified and diverse science, technology, engineering and math (“STEM”) students. We believe a diverse hiring process at the intern level will result in inclusive hiring going forward and help us develop a diverse leadership team as our interns continue in their careers.
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
Workforce Demographics
As of December 31, 2022, we had a highly skilled workforce of 2,465 employees, of which 435 are subject to collective bargaining agreements expiring in April 2025 and June 2024. However, the Monrovia, California performance center that employs 130 of our collective bargaining employees that are covered by an agreement expiring in June 2024 will be ceasing production and the facility will close by the middle of 2023. See Note 3 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further discussion. Historically, we have been successful in negotiating renewals to expiring agreements without material disruption of operating activities, and believe our relations with our employees are good. See Risk Factors contained within Part I, Item 1A of this Form 10-K for additional information regarding certain risks related to our employees.
AVAILABLE INFORMATION
General information about us can be obtained from our website address at www.ducommun.com. Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, if any, are available free of charge on our website as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on our website is not incorporated by reference in this Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including our company.
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
On July 14, 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively are the new credit facilities (“2022 Credit Facilities”). The terms of the 2022 Term Loan require us to make installment payments of 0.625% of the initial outstanding principal balance on a quarterly basis during years one and two, 1.250% during years three and four, and 1.875% during year five, on the last business day of each calendar quarter. In addition, the undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio.
At December 31, 2022, we had a total of $248.4 million of outstanding long-term debt under the 2022 Credit Facilities. The total long-term debt was primarily the result of our acquisitions, including Lightning Diversion Systems, LLC (“LDS”) in September 2017, Certified Thermoplastics Co., LLC (“CTP”) in April 2018, and Nobles Worldwide, Inc. (“Nobles”) in October 2019.
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
•expose us to the risk of increased borrowing costs and higher interest rates as all of our current borrowings under our 2022 Credit Facilities bear interest at variable rates (our interest rate swaps, with an aggregate total notional amount of $150.0 million and seven year tenor, will not take effect until January 1, 2024), which could further adversely impact our cash flows;
•limit our flexibility to plan for and react to changes in our business and the industry in which we compete;
•restrict us from making strategic acquisitions;
•expose us to risk of unfavorable changes in the global credit markets; and
•make it more difficult for us to satisfy our obligations with respect to the 2022 Credit Facilities and our other debt.
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
The terms of the 2022 Term Loan require us to make installment payments of 0.625% of the initial outstanding principal balance on a quarterly basis during years one and two, 1.250% during years three and four, and 1.875% during year five, on the last business day of each calendar quarter. In addition, the undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio.
In December 2021, we entered into a sale-leaseback transaction for the building and related land for our Gardena performance center located in Carson, California (“Sale-Leaseback Agreement”). The building and related land was sold for $143.1 million and we recognized a gain of $132.5 million. See Note 6 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further discussion. Also in December 2021, we acquired 100% of the outstanding equity interests of MagSeal for an original purchase price of $69.5 million, net of cash acquired, all payable in cash. A portion of the proceeds from the sale-leaseback transaction was subsequently utilized to pay down the amount drawn on the 2019 Revolving Credit Facility to close the MagSeal acquisition. See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further discussion.
On July 14, 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of all the forward interest rate swaps (“Amended Forward Interest Rate Swaps”) we entered into in November 2021 that were based on U.S. dollar-one month London Interbank Offered Rate (“LIBOR”) to be based on one month Term Secured Overnight Financing Rate (“SOFR”) as borrowings can only be based on SOFR. The weighted average fixed rate of the Amended Forward Interest Rate Swaps was 1.7%. In November 2021, we entered into U.S. dollar-one month LIBOR forward interest rate swaps, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). In October 2015, we entered into interest rate cap hedges designated as cash flow hedges, with a portion of these interest rate cap hedges maturing on a quarterly basis, with notional value in aggregate, totaling $135.0 million. However, all of these interest rate cap hedges matured in June 2020. At December 31, 2022, the outstanding balance on the 2022 Credit Facilities was $248.4 million with an average interest rate of 4.36%. Should interest rates increase significantly, our debt service cost will increase as all of our current debt borrowings under the 2022 Credit Facilities bear interest at variable rates. Any inability to generate sufficient cash flow could have a material adverse effect on our financial condition or results of operations. See Note 1 and Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further discussion.

While we expect to meet all of our financial obligations, we cannot ensure that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.
We require a considerable amount of cash to fund our anticipated voluntary principal prepayments on our Credit Facilities.
Our ability to reduce the debt outstanding under our 2022 Credit Facilities through voluntary principal prepayments will be a contributing factor to our ability to keep our interest rate towards the lower end of the interest rate range as defined in the 2022 Credit Facilities. Our ability to make such prepayments will depend upon our ability to generate significant cash in the future. We cannot ensure that our business will generate sufficient cash flow from operations to fund any such prepayments.
The covenants in our credit facilities impose restrictions that may limit our operating and financial flexibility.
We are required to comply with a leverage covenant as defined in the 2022 Credit Facilities. The leverage covenant is defined as Consolidated Funded Indebtedness less unrestricted cash and cash equivalents in excess of $5.0 million, divided by consolidated earnings before interest, taxes and depreciation and amortization (“EBITDA”) and other adjustments.
At December 31, 2022, we were in compliance with the leverage covenant under the 2022 Credit Facilities. However, there is no assurance that we will continue to be in compliance with the leverage covenant in future periods.
The 2022 Credit Facilities’ agreements contains a number of significant restrictions and covenants that limit our ability, among other things, to incur additional indebtedness, to create liens, to make certain payments, to make certain investments, to engage in transactions with affiliates, to sell certain assets or enter into mergers.
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
A breach of any covenant in the 2022 Credit Facilities could result in a default under the 2022 Credit Facilities. A default, if not waived, could result in acceleration of the debt outstanding under the agreement. A default could permit our lenders to foreclose on any of our assets securing such debt. Even if new financing were available at that time, it may not be on terms or amounts that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, results of operations and financial condition could be materially and adversely affected.
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
BUSINESS AND OPERATIONAL RISKS
Our end-use markets are cyclical.
We sell our products into aerospace, defense, and industrial end-use markets, which are cyclical and have experienced periodic declines. Our sales are, therefore, unpredictable and may tend to fluctuate based on a number of factors, including global economic conditions, geopolitical developments and conditions, pandemics, supply chain shortages, rising interest rates and other developments affecting our end-use markets and the customers served. Consequently, results of operations in any period should not be considered indicative of the operating results that may be experienced in any future period.
We depend upon a select base of industries and customers, which subjects us to unique risks which may adversely affect us.
We currently generate the majority of our revenues from customers in the aerospace and defense industry. Our business depends, in part, on the level of new military and commercial aircraft orders. As a result, we have significant sales to certain customers. Sales to The Boeing Company (“Boeing”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and Viasat, Inc. (“Viasat”)

comprise a significant portion of our commercial aerospace end-use market. A significant portion of our net sales in our military and space end-use markets are made under subcontracts with original equipment manufacturers (“OEMs”), under their prime contracts with the U. S. Government. We had significant sales to General Dynamics Corporation (“GD”), Northrop Grumman Corporation (“Northrop”), and Raytheon Technologies Corporation (“Raytheon”) in 2022 in our defense technologies end-use market.
Our customers may experience delays in the launch of new products, labor strikes, diminished liquidity or credit unavailability, weak demand for their products, or other difficulties in their business. In addition, shifts in government spending priorities have caused and may continue to cause additional uncertainty in the placement of orders.
Our revenues from our top ten customers, which represented 61% of our total 2022 net revenues, were diversified over a number of different aerospace and defense products. Any significant change in production rates by these customers would have a material effect on our results of operations and cash flows. There is no assurance that our current significant customers will continue to buy products from us at current levels, or that we will retain any or all of our existing customers, or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers. This risk may be further complicated by pricing pressures, competition prevalent in our industry and other factors. A significant reduction in sales to any of our major customers, the loss of a major customer, or a default of a major customer on accounts receivable could have a material adverse impact on our financial results.
Boeing was one of our largest customers in 2022, and the 737 MAX was one of our highest commercial end use market revenue platforms. In late 2020, Boeing began receiving regulatory approval for its 737 MAX to return to service from some of the major civil aviation regulators around the world and thus, we have been seeing an increase in our production rates. However, they are still below pre-COVID-19 pandemic levels. Revenue growth with our other commercial customers, including Airbus SE (“Airbus”), and continued solid demand from defense OEMs (also known as prime contractors) have helped to mitigate a significant portion of this risk for the time being. However, the residual effects of the COVID-19 pandemic along with inflationary forces and supply chain issues continues to dampen civil air travel demand in various segments and markets, and if traveler demand does not return in the near future, it may make it difficult to continue to offset a significant portion of this risk.
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
Further, the levels of U.S. Department of Defense (“U.S. DoD”) spending in future periods are difficult to predict and are impacted by numerous factors such as the political environment, U.S. foreign policy, macroeconomic conditions and the ability of the U.S. Government to enact relevant legislation such as the authorization and appropriations bills. While the FY 2023 NDAA authorized $30 billion more than the U.S. President originally requested in the FY 2023 budget request, there continues to be uncertainty with respect to future program-level appropriations for the U.S. DoD and other government agencies for fiscal year 2024 and beyond. Accordingly, long-term uncertainty remains with respect to overall levels of defense spending and it is likely that U.S. Government discretionary spending levels will continue to be subject to pressure.

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
We have manufacturing facilities that we lease in Thailand and Mexico and also derive a portion of our net revenues from direct foreign sales. Further, our customers may derive portions of their revenues from non-U.S. customers. As a result, we are subject to the risks of conducting and operating our business internationally, including:
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
Several of our major customers have completed extensive cost containment efforts and we expect continued pricing pressures in 2023 and beyond. Competitive pricing pressures may have an adverse effect on our financial condition and operating results. Further, there can be no assurance that competition from existing or potential competitors in other segments of our business will not have a material adverse effect on our financial results. If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.
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
Certain of our manufacturing facilities and offices are leased and have lease terms that expire between 2023 and 2032. The majority of these leases provide renewal options at the fair market rental rate at the time of renewal, which, if renewed, could be significantly higher than our current rental rates. We may be unable to offset these cost increases by charging more for our products and services. Furthermore, continued economic conditions may continue to negatively impact and create greater pressure in the commercial real estate market, causing higher incidences of landlord default and/or lender foreclosure of properties, including properties occupied by us. While we maintain certain non-disturbance rights in most cases, it is not certain that such rights will in all cases be upheld and our continued right of occupancy in such instances could be potentially jeopardized. An occurrence of any of these events could have a material adverse effect on our financial results.
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
We may be subject to litigation, other legal proceedings and indemnity claims, and, if any of these are resolved adversely against us, it could have a material adverse effect on our business, financial condition, and results of operations.
From time to time, we and our subsidiaries are involved in various legal and other proceedings that are incidental to the conduct of our business. Any litigation, other legal proceedings or indemnity claims could result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle on similarly unfavorable terms, any of which could adversely affect our business, financial condition, and results of operations. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. See Note 13 and Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
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
Our goodwill and other intangible assets as of December 31, 2022 were $330.6 million, or 32% of total assets. If our goodwill and/or other assets are impaired, it could have an adverse effect on our results of operations and financial condition. See “Goodwill and Other Intangible Assets” in Note 7 of our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
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
As of December 31, 2022, we employed 2,465 people. Two of our performance centers are parties to collective bargaining agreements, covering 130 full time hourly employees in one of those performance centers and 305 full time hourly employees in the other performance center, which will expire in June 2024 and April 2025, respectively. However, the Monrovia, California performance center that employs 130 of our collective bargaining employees that are covered by an agreement that expires in June 2024 will be ceasing production and the facility will close by the middle of 2023. See Note 3 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, if we are unable to negotiate acceptable collective bargaining agreements with the unions or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.
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
The COVID-19 pandemic has caused, and continues to cause, a significant adverse impact on our employees, operations, businesses of our customers, suppliers and distribution partners, and volatility in the financial markets. Changes in our operations in response to the COVID-19 pandemic or employee illnesses resulting from the pandemic, has resulted in and may continue to result in inefficiencies or delays, including in sales and product development efforts and our manufacturing and supply chain, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies. The long-term impact to our business remains unknown. This is due to the numerous uncertainties that have risen from the pandemic, including the severity of the disease, the duration of the outbreak, the likelihood of resurgences of the outbreak, including the emergence and spread of variants, actions that may be taken by governmental authorities in response to the disease, the timing, distribution, efficacy and public acceptance of vaccines, long-term impact from COVID-19 infection or vaccines, and the related unintended or unanticipated consequences.
The commercial aerospace industry, in particular, has been significantly disrupted, both domestically and internationally, by the pandemic. Governments around the world implemented stringent measures to help control the spread of the pandemic, including quarantines, shelter in place or stay at home orders, travel restrictions, business curtailments and other measures. As a result, demand for travel declined at a rapid pace beginning in mid-2020 and overall global travel still remains below pre-pandemic levels. However, commercial air travel has increasingly shown signs of recovery recently with increasing air traffic, primarily in domestic markets. The recovery in international commercial air travel has been slower with international travel still below pre-COVID-19 pandemic levels. The exact pace and timing of the overall commercial air travel recovery remains uncertain and is expected to continue to be uneven depending on factors such as trends in the number of COVID-19 infections (i.e., impact of new variants of COVID-19 surfacing) and the timing, distribution, efficacy, and public acceptance of vaccines, among other factors. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty at this time, COVID-19 has had a significant impact on our business, the businesses of our customers and suppliers, as well as our results of operations and financial condition, and may have a material adverse impact on our business, results of operations and financial condition in 2023 and beyond.
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
There is an increasing focus from certain investors, customers, and other key stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance (“ESG”) factors. Some investors may use ESG criteria to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibilities are inadequate. Lenders may also use ESG criteria to guide their lending practices and, in some cases, may choose not to lend to us.
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
We have operations located in regions of the U.S. that may be exposed to damaging storms, earthquakes, fires and other natural disasters. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance, we do not carry any earthquake insurance because of the cost of such insurance. Many of our properties are located in Southern California, an area subject to earthquake activity. Our California performance centers generated $180.5 million in net revenues during 2022. Even if covered by insurance, any significant damage or destruction of our facilities due to storms, earthquakes, fires or other natural disasters could result in our inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to us. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations. See discussion of a fire in June 2020 which severely damaged our Guaymas, Mexico performance center in Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in Santa Ana, California. As of December 31, 2022, we owned or leased facilities and land for corporate functions and manufacturing at locations throughout the United States and various places outside the United States. We believe our existing facilities are suitable and adequate for our present purposes. Each of our reportable segments uses each of these facilities.

ITEM 3. LEGAL PROCEEDINGS
See Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for a description of our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol DCO. As of December 31, 2022, we had 142 holders of record of our common stock. We have not paid any dividends since the first quarter of 2011 and we do not expect to pay dividends for the foreseeable future.

See “Part III, Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” for information relating to shares to be issued under equity compensation plans.
Issuer Purchases of Equity Securities
None.
Performance Graph
The following graph compares the yearly percentage change in our cumulative total shareholder return with the cumulative total return of the Russell 2000 Index and the median of our 2023 Proxy Statement peers (“Median of Peers”) over a five year period, assuming the reinvestment of any dividends. The graph is not necessarily indicative of future price performance:

ITEM 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Ducommun Incorporated (“Ducommun,” “the Company,” “we,” “us” or “our”) is a leading global provider of engineering and manufacturing services for high-performance products and high-cost-of failure applications used primarily in the aerospace and defense (“A&D”), industrial, medical, and other industries (“Industrial”). We differentiate ourselves as a full-service solution-based provider, offering a wide range of value-added products and services in our primary businesses of electronics, structures and integrated solutions. We operate through two primary business segments: Electronic Systems and Structural Systems, each of which is a reportable segment.
COVID-19 Pandemic Impact on Our Business
The COVID-19 pandemic has had a significant impact on our overall business during the year ended December 31, 2022. As a result of the COVID-19 pandemic, precautionary measures were instituted by governments and businesses to mitigate its spread, including the imposition of travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses.
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
In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provides tax relief to individuals and businesses affected by the coronavirus pandemic. We have not requested or accepted any loans or payments that are available under the CARES Act, however, we have utilized the option to defer payment of the employer portion of payroll taxes (Social Security) that would otherwise be required to be made during the period beginning March 27, 2020 to December 31, 2020. One half of the deferred amount was required to be paid and was paid by December 31, 2021, and the remaining 50% was required to be paid and was paid by December 31, 2022. Thus, there was no accrued liabilities on the consolidated balance sheets related to this item as of December 31, 2022.
The COVID-19 pandemic and the resulting inflation, rising interest rates, supply chain issues, and other events including the war in Ukraine have and continues to contribute to a general slowdown in the global economy and most significantly, the commercial aerospace end-use market. While both major large aircraft manufacturers, The Boeing Company (“Boeing”) and Airbus SE, have announced increases in build rates for 2023, the ramp up is slower than expected and below pre-pandemic levels. In its 2022 Annual Report on Form 10-K, Boeing indicated that domestic travel continues to recover from the lingering effects of the COVID-19 pandemic and will recover before international travel. However, the pace of the commercial market recovery remains impacted by government restrictions related to COVID-19, especially China. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty at this time, COVID-19 has had a significant impact on our business, the businesses of our customers and suppliers, as well as our results of operations and financial condition, and may have a material adverse impact on our business, results of operations and financial condition for 2023 and beyond. See Risk Factors included in Part I, Item 1A of this Annual Report on Form 10-K (“Form 10-K”).
Recap for the year ended December 31, 2022:
•Net revenues of $712.5 million
•Net income of $28.8 million, or $2.33 per diluted share
•Adjusted EBITDA of $94.7 million
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, Guaymas fire related expenses, insurance recoveries related to business interruption, inventory purchase accounting adjustments, loss on extinguishment of debt, other debt refinancing costs, gain on sale-leaseback, and success bonus related to the completion of sale-leaseback transaction (“Adjusted EBITDA”) was $94.7 million and $92.8 million for years ended December 31, 2022 and December 31, 2021, respectively.
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
•Other debt refinancing costs may be useful to our investors in evaluating our core operating performance;
•Gain on sale-leaseback may be useful to our investors in evaluating our core operating performance; and
•Success bonus related to completion of sale-leaseback transaction may be useful to our investors in evaluating our core operating performance.
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands) Years Ended December 31,
	2022	2021	2020
Net income	$28,789	$135,536	$29,174
Interest expense	11,571	11,187	13,653
Income tax expense	4,533	34,948	2,807
Depreciation	14,535	14,051	13,824
Amortization	16,886	14,338	15,026
Stock-based compensation expense (1)	10,744	11,212	9,299
Restructuring charges (2)	6,686	—	2,424
Guaymas fire related expenses	4,466	2,486	1,704
Insurance recoveries related to business interruption	(5,400)	—	—
Inventory purchase accounting adjustments (3)	1,381	106	—
Loss on extinguishment of debt	295	—	—
Other debt refinancing costs	224	—	—
Gain on sale-leaseback	—	(132,522)	—
Success bonus related to completion of sale-leaseback transaction (4)	—	1,451	—
Adjusted EBITDA	$94,710	$92,793	$87,911
% of net revenues	13.3%	14.4%	14.0%

(1)2022 included $1.2 million of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.
(2)2022 included $0.5 million of restructuring charges that were recorded as cost of sales.
(3)2022 and 2021 included inventory purchase accounting adjustments of inventory that was stepped up as part of our purchase price allocation from our acquisition of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”) in December 2021 and is a part of our Structural Systems operating segment.
(4)2021 included $1.3 million of success bonus related to the completion of the sale-leaseback transaction that was recorded as part of cost of sales.

RESULTS OF OPERATIONS
2022 Compared to 2021
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Years Ended December 31,
	2022	% of Net Revenues	2021	% of Net Revenues
Net Revenues	$712,537	100.0%	$645,413	100.0%
Cost of Sales	568,240	79.7%	502,953	77.9%
Gross Profit	144,297	20.3%	142,460	22.1%
Selling, General and Administrative Expenses	98,351	13.8%	93,579	14.5%
Restructuring Charges	6,158	0.9%	—	—%
Operating Income	39,788	5.6%	48,881	7.6%
Interest Expense	(11,571)	(1.6)%	(11,187)	(1.7)%
Loss on Extinguishment of Debt	(295)	—%	—	—%
Gain on Sale-Leaseback	—	—%	132,522	20.5%
Other Income, Net	5,400	0.7%	268	—%
Income Before Taxes	33,322	4.7%	170,484	26.4%
Income Tax Expense	4,533	nm	34,948	nm
Net Income	$28,789	4.0%	$135,536	21.0%

Effective Tax Rate	13.6%	nm	20.5%	nm
Diluted Earnings Per Share	$2.33	nm	$11.06	nm
nm = not meaningful
Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during 2022 and 2021, respectively, were as follows:

		(Dollars in thousands) Years Ended December 31,		% of Net Revenues
	Change	2022	2021	2022	2021
Consolidated Ducommun
Military and space	$(33,147)	$420,701	$453,848	59.1%	70.3%
Commercial aerospace	91,778	247,509	155,731	34.7%	24.1%
Industrial	8,493	44,327	35,834	6.2%	5.6%
Total	$67,124	$712,537	$645,413	100.0%	100.0%

Electronic Systems
Military and space	$(13,730)	$314,181	$327,911	71.3%	79.5%
Commercial aerospace	33,227	82,130	48,903	18.6%	11.8%
Industrial	8,493	44,327	35,834	10.1%	8.7%
Total	$27,990	$440,638	$412,648	100.0%	100.0%

Structural Systems
Military and space	$(19,417)	$106,520	$125,937	39.2%	54.1%
Commercial aerospace	58,551	165,379	106,828	60.8%	45.9%
Total	$39,134	$271,899	$232,765	100.0%	100.0%

Net revenues for 2022 were $712.5 million compared to $645.4 million for 2021. The year-over-year increase was primarily due to the following:
•$91.8 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms, other commercial aerospace platforms, and regional and business aircraft platforms; partially offset by
•$33.1 million lower revenues in our military and space end-use markets due to lower build rates on military rotary-wing aircraft platforms and military fixed-wing aircraft platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Years Ended December 31,
	2022	2021
Boeing Company	6.7%	7.8%
General Dynamics Corporation	5.7%	3.0%
Lockheed Martin Corporation	3.5%	4.4%
Northrop Grumman Corporation	5.7%	7.1%
Raytheon Technologies Corporation	21.6%	24.4%
Spirit AeroSystems Holdings, Inc.	5.7%	3.8%
Viasat, Inc.	5.4%	2.6%
Top ten customers(1)	61.4%	61.1%
(1) Includes The Boeing Company (“Boeing”), General Dynamics Corporation (“GD”), Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop”), Raytheon Technologies Corporation (“Raytheon”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and Viasat, Inc. (“Viasat”).
The revenues from Boeing, GD, Lockheed Martin, Northrop, Raytheon, Spirit, and Viasat are diversified over a number of commercial, military and space programs and some of which were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin decreased to 20.3% in 2022 compared to 22.1% in 2021 primarily due to unfavorable product mix, partially offset by favorable manufacturing volume and lower compensation and benefits costs.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $4.8 million in 2022 compared to 2021 primarily due to higher other general administrative expenses of $4.0 million and higher compensation and benefits costs of $2.8 million, partially offset by lower professional services fees of $2.0 million.
Restructuring Charges
Restructuring charges increased $6.2 million in 2022 compared to 2021 primarily due to the restructuring plan that was approved and commenced in April 2022 that is expected to better position us for stronger performance. See Note 3 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
Interest Expense
Interest expense increased in 2022 compared to 2021 primarily due to higher interest rates, partially offset by a lower outstanding debt balance. See Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on our long-term debt.
Gain on Sale-Leaseback
Gain on sale-leaseback decreased in 2022 compared to 2021 due to a lack of sale-leaseback during 2022. See Note 6 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information on our sale-leaseback transaction.

Income Tax Expense
We recorded an income tax expense of $4.5 million (an effective tax rate of 13.6%) in 2022, compared to $34.9 million (an effective tax rate of 20.5%) in 2021. The decrease in the effective tax rate for 2022 compared to 2021 was primarily due to lower pre-tax income for 2022 compared to 2021, which included the gain on the sale-leaseback transaction we entered into in December 2021. The lower pre-tax income in 2022 caused the research and development tax credits to have a higher income tax benefit impact on the effective tax rate. The higher income tax benefit on the effective tax rate was partially offset by higher income tax expense related to non-deductible book compensation expenses.
Our unrecognized tax benefits were $4.9 million and $4.4 million in 2022 and 2021, respectively. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of December 31, 2022 and 2021 were not significant. If recognized, $2.5 million would affect the effective income tax rate. As a result of statute of limitations set to expire in 2023, we expect decreases to our unrecognized tax benefits of approximately $0.6 million in the next twelve months.
We file U.S. Federal and state income tax returns. We are subject to examination by the Internal Revenue Service (“IRS”) for tax years after 2018 and by state taxing authorities for tax years after 2017. While we are no longer subject to examination prior to those periods, carryforwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.
In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that provided tax relief to individuals and businesses affected by the coronavirus pandemic. We considered the provisions of the CARES Act and determined they do not have a material impact to our overall income taxes. We utilized the option to defer payment of the employer portion of payroll taxes (Social Security) that would otherwise be required to be made during the period beginning March 27, 2020 to December 31, 2020. See COVID-19 Pandemic Impact on Our Business above. As such, as of December 31, 2020, we deferred payment of income tax deductions related to payroll taxes of $6.1 million and recorded the related deferred tax asset of $1.4 million, which was included as part of the net deferred income taxes on the consolidated balance sheet. We were required to and made the payments for 50% of the deferred payroll taxes by December 31, 2021. We were required to and made the payments for the remaining 50% of the deferred payroll taxes by December 31, 2022.
The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years (for U.S.-based research). As of December 31, 2022, we recorded an increase to income taxes payable of $10.6 million and a decrease to net deferred tax liabilities of a similar amount. We are monitoring legislation for any further changes to Section 174 and the potential impact to our financial statements in 2023.
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
Net Income and Earnings per Diluted Share
Net income and earnings per diluted share for 2022 were $28.8 million, or $2.33 per diluted share, compared to net income and earnings per diluted share for 2021 of $135.5 million, or $11.06 per diluted share. The decrease in net income in 2022 compared to 2021 was primarily due to a lack of gain on sale-leaseback of $132.5 million, higher restructuring charges of $6.7 million ($0.5 million was recorded as cost of sales), and higher SG&A expenses of $4.8 million, partially offset by lower income tax expense of $30.4 million and higher other income, net of $5.1 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2022 and 2021:

	%	(Dollars in thousands) Years Ended December 31,		% of Net Revenues	% of Net Revenues
	Change	2022	2021	2022	2021
Net Revenues
Electronic Systems	6.8%	$440,638	$412,648	61.8%	63.9%
Structural Systems	16.8%	271,899	232,765	38.2%	36.1%
Total Net Revenues	10.4%	$712,537	$645,413	100.0%	100.0%
Segment Operating Income
Electronic Systems		$49,876	$57,629	11.3%	14.0%
Structural Systems		17,225	20,234	6.3%	8.7%
		67,101	77,863
Corporate General and Administrative Expenses (1)		(27,313)	(28,982)	(3.8)%	(4.5)%
Total Operating Income		$39,788	$48,881	5.6%	7.6%
Adjusted EBITDA
Electronic Systems
Operating Income		$49,876	$57,629
Other Income		—	196
Depreciation and Amortization		13,974	13,823
Restructuring Charges		3,786	—
Success Bonus Related to Completion of Sale-Leaseback Transaction (2)		—	970
		67,636	72,618	15.3%	17.6%
Structural Systems
Operating Income		17,225	20,234
Other Income		—	72
Depreciation and Amortization		17,212	14,331
Restructuring Charges		2,900	—
Inventory Purchase Accounting Adjustments		1,381	106
Guaymas Fire Related Expenses		4,466	2,486
Success Bonus Related to Completion of Sale-Leaseback Transaction (2)		—	475
		43,184	37,704	15.9%	16.2%
Corporate General and Administrative Expenses (1)
Operating Loss		(27,313)	(28,982)
Depreciation and Amortization		235	235
Stock-Based Compensation Expense		10,744	11,212
Other Debt Refinancing Costs		224	—
Success Bonus Related to Completion of Sale-Leaseback Transaction (2)		—	6
		(16,110)	(17,529)
Adjusted EBITDA		$94,710	$92,793	13.3%	14.4%
Capital Expenditures
Electronic Systems		$10,717	$7,471
Structural Systems		8,834	8,463
Corporate Administration		—	—
Total Capital Expenditures		$19,551	$15,934
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
(2)2021 included $1.3 million of success bonus related to the completion of the sale-leaseback transaction that was recorded as part of cost of sales.

Electronic Systems
Electronic Systems’ net revenues in 2022 compared to 2021 increased $28.0 million primarily due to the following:
•$33.2 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms, regional and business aircraft platforms, and large aircraft platforms; partially offset by
•$13.7 million lower revenues in our military and space end-use markets due to lower build rates on military rotary-wing aircraft platforms and various missile platforms, partially offset by higher build rates on military fixed-wing aircraft platforms.
Electronic Systems segment operating income in 2022 compared to 2021 decreased $7.8 million primarily due to unfavorable product mix and restructuring charges, partially offset by favorable manufacturing volume and lower compensation and benefits costs.
Structural Systems
Structural Systems’ net revenues in 2022 compared to 2021 increased $39.1 million primarily due to the following:
•$58.6 million higher revenues in commercial aerospace end-use markets due to higher build rates on large aircraft platforms, other commercial aerospace platforms, and regional and business aircraft platforms; partially offset by
•$19.4 million lower revenues in military and space end-use markets due to lower build rates on various missile platforms.
The Structural Systems operating income in 2022 compared to 2021 decreased $3.0 million primarily due to unfavorable product mix and restructuring charges, partially offset by favorable manufacturing volume and lower compensation and benefits costs.
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. We have insurance coverage and up to a capped amount, expect the damaged items will be covered, less our deductible. The full financial impact cannot be estimated at this time as we are currently working with our insurance carriers to determine the cause of the fire. The loss of production from the Guaymas performance center was being absorbed by our other existing performance centers, however, we have reestablished and are in the process of ramping up our manufacturing capabilities in a different leased facility in Guaymas. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center. The cause of the fire is still undetermined and as such, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or partly responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results. See Note 13 and Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses in 2022 compared to 2021 decreased $1.7 million primarily due to lower professional services fees of $1.5 million and lower compensation and benefits costs of $0.8 million.
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

The increase in backlog was primarily in the commercial aerospace end-use markets; partially offset by a decrease in the military and space end-use markets. $655.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog for 2022 and 2021:

		(Dollars in thousands) December 31,
	Change	2022	2021
Consolidated Ducommun
Military and space	$(62,924)	$457,354	$520,278
Commercial aerospace	116,985	450,092	333,107
Industrial	1,572	53,374	51,802
Total	$55,633	$960,820	$905,187

Electronic Systems
Military and space	$(38,420)	$361,582	$400,002
Commercial aerospace	68,780	125,590	56,810
Industrial	1,572	53,374	51,802
Total	$31,932	$540,546	$508,614

Structural Systems
Military and space	$(24,504)	$95,772	$120,276
Commercial aerospace	48,205	324,502	276,297
Total	$23,701	$420,274	$396,573
2021 Compared to 2020
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K filed with the SEC on February 23, 2022, which is incorporated by reference herein.
LIQUIDITY AND CAPITAL RESOURCES
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions) December 31,
	2022	2021
Total debt, including long-term portion	$248.4	$287.7
Weighted-average interest rate on debt	4.36%	3.27%
Term Loans interest rate	4.24%	3.22%
Cash and cash equivalents	$46.2	$76.3
Unused Revolving Credit Facility	$199.8	$99.8
On July 14, 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively are the new credit facilities (“2022 Credit Facilities”). In conjunction with the closing of the 2022 Credit Facilities, we utilized the entire $250.0 million of proceeds from the 2022 Term Loan plus our existing cash on hand to pay off our entire debt balance outstanding of $254.2 million under prior credit facilities. At the same leverage ratio, the interest rate spread in the 2022 Credit Facilities is lower than the interest rate spread under our prior credit facilities. Interest payments are typically paid on a quarterly basis, on the last business day each quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. Further, the undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio, typically paid on a quarterly basis, on the last business day each quarter. However, the 2022 Revolving Credit Facility does not require any principal installment payments. As of December 31, 2022, we were in compliance with all covenants required under the 2022 Credit Facilities. See Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
During 2022, we paid down our existing debt an aggregate total of $34.2 million. We also made the mandatory quarterly amortization payment of $1.6 million on the 2022 Term Loan and $3.5 million on our existing term loan described below during 2022.
In December 2019, we completed the refinancing of a portion of our then existing debt and entered into a new revolving credit facility (“2019 Revolving Credit Facility”) to replace the then existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”) and entered into a new term loan (“2019 Term Loan”). The 2019 Revolving Credit Facility was a $100.0 million senior secured revolving credit facility that would have matured on December 20, 2024 and replaced the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The 2019 Term Loan was a $140.0 million senior secured term loan that would have matured on December 20, 2024. We also had a then existing $240.0 million senior secured term loan that was entered into in November 2018 that would have matured on November 21, 2025 (“2018 Term Loan”). The original amounts available under the 2019 Revolving Credit Facility, 2019 Term Loan, and 2018 Term Loan (collectively, the “Credit Facilities”) in aggregate, totaled $480.0 million at that time. We were required to make installment payments of 1.25% of the original outstanding principal balance of the 2019 Term Loan amount on a quarterly basis, on the last day of the calendar quarter and thus, paid $3.5 million during 2022. In addition, if we met the annual excess cash flow threshold, we were required to make an annual additional principal payment based on the consolidated adjusted leverage ratio. We did not exceed the annual excess cash flow threshold for 2021 and thus, no annual excess cash flow payment was required to be paid during the first quarter of 2022. Further, the undrawn portion of the commitment of the 2019 Revolving Credit Facility was subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio.
In the first quarter of 2020, we drew down $50.0 million on the 2019 Revolving Credit Facility to hold as cash on hand, $25.0 million of which was repaid during the fourth quarter of 2020 with the remaining $25.0 million repaid during 2021, thus, we made no net aggregate voluntary prepayments during 2021.
In April 2022, management approved and commenced a restructuring plan that will position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. As of December 31, 2022, we estimate the remaining amount of charges related to this initiative to be $12.0 million to $16.0 million in total pre-tax restructuring charges through 2023. Of these charges, we estimate $9.0 million to $12.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $3.0 million to $4.0 million to be non-cash charges for impairment of long-lived assets. On an annualized basis, we anticipate these restructuring actions will result in total cost savings of $11.0 million to $13.0 million. See Note 3 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. See Note 1 and Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
On July 14, 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of the Forward Interest Rate Swaps (“Amended Forward Interest Rate Swaps”). The Forward Interest Rate Swaps were based on U.S. dollar-one month LIBOR and were amended to be based on one month Term SOFR as borrowings using LIBOR are no longer available under the 2022 Credit Facilities. The Amended Forward Interest Rate Swaps weighted average fixed rate is 1.7%, as a result of the difference between U.S. dollar-one month LIBOR and one month Term SOFR. See Note 1 and Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
In October 2015, we entered into interest rate cap hedges designated as cash flow hedges with a portion of these interest rate cap hedges maturing on a quarterly basis, and a final quarterly maturity date of June 2020, in aggregate, totaled $135.0 million of our debt. We paid a total of $1.0 million in connection with entering into the interest rate cap hedges. The interest rate cap hedges matured during our second quarter of 2020 and as such, all remaining amounts related to the interest rate cap hedges were fully amortized and unrealized gains and losses recorded in accumulated other comprehensive income were also realized at that time. See Note 1 and Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
In December 2021, we acquired MagSeal for an original purchase price of $69.5 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid a gross total aggregate of $71.3 million in cash, a portion of which was by drawing down on our revolving credit facility. This draw down on our revolving credit facility was paid off by December 31, 2021. See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
In December 2021, we entered into a sale-leaseback transaction for the building and related land for our Gardena performance center located in Carson, California (“Sale-Leaseback Agreement”). The building and related land was sold for $143.1 million and we recognized a gain of $132.5 million. As part of the Sale-Leaseback Agreement, we entered into an initial five year lease for the usage of the just sold building and related land. The future minimum base monthly lease payments during the initial five year period in aggregate totaled $19.6 million. See Note 6 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information.
We expect to spend a total of $17.0 million to $19.0 million for capital expenditures in 2023, financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies. However, some portion of the expected capital expenditures in 2023 could be delayed as a result of the COVID-19 pandemic.
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
Cash Flow Summary
2022 Compared to 2021
Net cash provided by operating activities during 2022 was $32.7 million, compared to net cash used by operating activities of $0.6 million during 2021. The higher cash provided by operating activities during 2022 was primarily due to higher accounts payable and accrued liabilities, partially offset by lower net income, higher accounts receivable, higher inventories, and higher contract assets.
Net cash used in investing activities during 2022 was $19.2 million compared to net cash provided by investing activities of $57.8 million during 2021. The higher cash used in investing activities during 2022 was primarily due to the lack of proceeds from sale-leaseback, partially offset by the lack of payments for acquisition.
Net cash used in financing activities during 2022 was $43.5 million compared to $37.3 million during 2021. The higher cash used in financing activities during 2022 was primarily due to the net pay down on term loans.
2021 Compared to 2020
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K filed with the SEC on February 23, 2022, which is incorporated by reference herein.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for the net impact of these adjustments to our consolidated financial statements for 2022 and 2021.
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
The quantitative approach for potential impairment analysis is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a combination of the income approach (which is based on a discounted cash flow model) and the market approach. Management’s cash flow projections include significant judgments and assumptions, including the amount and timing of expected cash flows, long-term growth rates, and discount rates. The cash flows used in the discounted cash flow model are based on our best estimate of future revenues, gross margins, and adjusted after-tax earnings. If any of these assumptions are incorrect, it will impact the estimated fair value of a reporting unit. The market approach also requires management judgment in selecting comparable business acquisitions and the transaction values observed and its related control premiums.
In the fourth quarter of 2022, the carrying amount of goodwill at the date of the most recent annual impairment evaluation for Electronic Systems and Structural Systems was $117.4 million and $86.0 million, respectively.
As of the date of our 2022 annual evaluation for goodwill impairment for the Structural Systems segment, which is also our reporting unit, we performed a step one goodwill impairment analysis as of the first day of the fourth quarter of 2022. The fair value of our Structural Systems segment exceeded its carrying value and thus, was not deemed impaired.
As of the date of our 2022 annual evaluation for goodwill impairment for the Electronic Systems segment, which is also our reporting unit, we performed a qualitative assessment as of the first day of the fourth quarter of 2022, which considered each of the following: 1) margin of passing most recent step one analysis, 2) actual operating results as compared to prior forecasts, 3) long-term growth rate, 4) analyzing material adverse factors/changes between valuation dates, 5) general macroeconomic factors, and 6) industry and market conditions. Based upon our qualitative assessment, we concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount and thus, goodwill was not deemed impaired.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our main market risk exposure relates to changes in interest rates on our outstanding long-term debt. At December 31, 2022, we had borrowings of $248.4 million under our 2022 Credit Facilities.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2022.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
The information under the caption “Directors’ Backgrounds and Qualifications” in the 2023 Proxy Statement is incorporated herein by reference.
Executive Officers of the Registrant
The information under the caption “Named Executive Officers” in the 2023 Proxy Statement is incorporated herein by reference.
Audit Committee and Audit Committee Financial Expert
The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2023 Proxy Statement is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information under the caption “Delinquent Section 16(a) Reports” in the 2023 Proxy Statement is incorporated herein by reference.
Code of Business Conduct and Ethics
The information under the caption “Code of Business Conduct and Ethics” in the 2023 Proxy Statement is incorporated herein by reference.
Changes to Procedures to Recommend Nominees
The information under the caption “Nominating Process” in the 2023 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “2022 Compensation Discussion and Analysis” and “Compensation of Directors” in the 2023 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our compensation plans under which equity securities are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)(3)
Equity Compensation Plans approved by security holders(1)	702,425	$36.89	338,061
Employee stock purchase plan approved by security holders(2)	—	—	549,977
Equity compensation plans not approved by security holders	—	—	—
Total	702,425		888,038

(1)Consists of the Amended and Restated 2020 Stock Incentive Plan. The number of securities to be issued consists of 199,276 for stock options, 201,795 for restricted stock units and 301,354 for performance stock units at target. The weighted average exercise price applies only to the stock options.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Certain Relationships and Related Transactions” and “Director Independence” in the 2023 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the caption “Principal Accountant Fees and Services” and “Policy for Pre-Approval of Independent Accountant Services” contained in the 2023 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

	The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

		Page

	Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	43

	Consolidated Balance Sheets - December 31, 2022 and 2021	45

	Consolidated Statements of Income - Years Ended December 31, 2022, 2021, and 2020	46

	Consolidated Statements of Comprehensive Income - Years Ended December 31, 2022, 2021, and 2020	47

	Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2022, 2021, and 2020	48

	Consolidated Statements of Cash Flows - Years Ended December 31, 2022, 2021, and 2020	49

	Notes to Consolidated Financial Statements	50

	2. Financial Statement Schedule

	The following schedule for the years ended December 31, 2022, 2021 and 2020 is filed herewith:

	Schedule II - Consolidated Valuation and Qualifying Accounts	81

	All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

	3. Exhibits

See Item 15(b) for a list of exhibits.		—

ITEM 16. FORM 10-K SUMMARY	—

Signatures	—

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ducommun Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ducommun Incorporated and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment - Structural Systems Reporting Unit
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $203.4 million as of December 31, 2022, and the goodwill associated with the Structural Systems reporting unit was $86.0 million. Goodwill is evaluated for impairment on an annual basis on the first day of the fourth fiscal quarter. If certain factors occur, management may be required to perform an interim impairment test. The quantitative approach for potential impairment analysis is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a combination of the income approach (which is based on a discounted cash flow model) and the market approach. Management’s cash flow projections include significant judgments and assumptions, including the amount and timing of expected cash flows, long-term growth rates, and discount rates. The cash flows used in the discounted cash flow model are based on management’s best estimate of future revenues, gross margins, and adjusted after-tax earnings. The market approach also requires management judgment in selecting comparable business acquisitions and the transaction values observed and its related control premiums.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Structural Systems reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Structural Systems reporting unit based on a discounted cash flow model; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the estimate of gross margins; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Structural Systems reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Structural Systems reporting unit based on a discounted cash flow model; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumption used by management related to the estimate of gross margins. Evaluating management’s assumption related to the estimate of gross margins involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Structural Systems reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow model.
/s/ PricewaterhouseCoopers LLP
Irvine, California
February 16, 2023
We have served as the Company’s auditor since 1989.

Ducommun Incorporated and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$46,246	$76,316
Accounts receivable (net of allowance for credit losses of $589 and $1,098 at December 31, 2022 and 2021, respectively)	103,958	72,261
Contract assets	191,290	176,405
Inventories	171,211	150,938
Production cost of contracts	5,693	8,024
Other current assets	8,938	8,625
Total Current Assets	527,336	492,569
Property and Equipment, Net	106,225	102,419
Operating Lease Right-of-Use Assets	34,632	33,265
Goodwill	203,407	203,694
Intangibles, Net	127,201	141,764
Other Assets	22,705	5,024
Total Assets	$1,021,506	$978,735
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$90,143	$66,059
Contract liabilities	47,068	42,077
Accrued and other liabilities	48,820	41,291
Operating lease liabilities	7,155	6,133
Current portion of long-term debt	6,250	7,000
Total Current Liabilities	199,436	162,560
Long-Term Debt, Less Current Portion	240,595	279,384
Non-Current Operating Lease Liabilities	28,841	28,074
Deferred Income Taxes	13,953	18,727
Other Long-Term Liabilities	12,721	15,388
Total Liabilities	495,546	504,133
Commitments and Contingencies (Notes 13, 15)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 12,106,285 and 11,925,087 shares issued and outstanding at December 31, 2022 and 2021, respectively	121	119
Additional paid-in capital	112,042	104,253
Retained earnings	406,052	377,263
Accumulated other comprehensive income (loss)	7,745	(7,033)
Total Shareholders’ Equity	525,960	474,602
Total Liabilities and Shareholders’ Equity	$1,021,506	$978,735
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Net Revenues	$712,537	$645,413	$628,941
Cost of Sales	568,240	502,953	491,203
Gross Profit	144,297	142,460	137,738
Selling, General and Administrative Expenses	98,351	93,579	89,808
Restructuring Charges	6,158	—	2,424
Operating Income	39,788	48,881	45,506
Interest Expense	(11,571)	(11,187)	(13,653)
Loss on Extinguishment of Debt	(295)	—	—
Gain on Sale-Leaseback	—	132,522	—
Other Income, Net	5,400	268	128
Income Before Taxes	33,322	170,484	31,981
Income Tax Expense	4,533	34,948	2,807
Net Income	$28,789	$135,536	$29,174
Earnings Per Share
Basic earnings per share	$2.38	$11.41	$2.50
Diluted earnings per share	$2.33	$11.06	$2.45
Weighted-Average Number of Shares Outstanding
Basic	12,074	11,879	11,676
Diluted	12,366	12,251	11,932
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Net Income	$28,789	$135,536	$29,174
Other Comprehensive Income (Loss), Net of Tax:
Pension Adjustments:
Amortization of actuarial losses and prior service costs, net of tax of $143, $309, and $236 for 2022, 2021, and 2020, respectively	442	976	757
Actuarial gains (losses) arising during the period, net of tax of $722, $902, and $701 for 2022, 2021, and 2020, respectively	2,259	2,859	(2,251)
Change in net unrealized (losses) gains on cash flow hedges, net of tax of $3,753, $391, and $57 for 2022, 2021, and 2020, respectively	12,077	(1,268)	162
Other Comprehensive Income (Loss), Net of Tax	14,778	2,567	(1,332)
Comprehensive Income, Net of Tax	$43,567	$138,103	$27,842
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share data)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2019	11,572,668	$116	$88,399	$212,553	$(8,268)	$292,800
Net income	—	—	—	29,174	—	29,174
Other comprehensive loss, net of tax	—	—	—	—	(1,332)	(1,332)
Employee stock purchase plan	57,285	1	2,193	—	—	2,194
Stock options exercised	54,063	1	1,563	—	—	1,564
Stock repurchased related to the exercise of stock options and stock awards vested	(95,411)	(2)	(4,363)	—	—	(4,365)
Stock awards vested	139,607	1	(1)	—	—	—
Stock-based compensation	—	—	9,299	—	—	9,299
Balance at December 31, 2020	11,728,212	117	97,090	241,727	(9,600)	329,334
Net income	—	—	—	135,536	—	135,536
Other comprehensive income, net of tax	—	—	—	—	2,567	2,567
Employee stock purchase plan	56,524	1	2,903	—	—	2,904
Stock options exercised	48,769	1	1,732	—	—	1,733
Stock repurchased related to the exercise of stock options and stock awards vested	(155,653)	(2)	(8,682)	—	—	(8,684)
Stock awards vested	247,235	2	(2)	—	—	—
Stock-based compensation	—	—	11,212	—	—	11,212
Balance at December 31, 2021	11,925,087	119	104,253	377,263	(7,033)	474,602
Net income	—	—	—	28,789	—	28,789
Other comprehensive income, net of tax	—	—	—	—	14,778	14,778
Employee stock purchase plan	59,693	1	2,230	—	—	2,231
Stock options exercised	109,186	1	3,474	—	—	3,475
Stock repurchased related to the exercise of stock options and stock awards vested	(151,213)	(2)	(7,457)	—	—	(7,459)
Stock awards vested	163,532	2	(2)	—	—	—
Stock-based compensation	—	—	9,544	—	—	9,544
Balance at December 31, 2022	12,106,285	$121	$112,042	$406,052	$7,745	$525,960
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net Income	$28,789	$135,536	$29,174
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	31,421	28,389	28,850
Non-cash operating lease cost	7,267	3,349	3,157
Inventory write-down and property and equipment impairment due to restructuring	1,610	—	—
Stock-based compensation expense	10,744	11,212	9,299
Deferred income taxes	(9,392)	1,768	327
(Recovery of) provision for credit losses	(509)	(454)	231
Noncash loss on extinguishment of debt	295	—	—
Insurance recoveries related to loss on operating assets	—	—	8,546
Gain on sale-leaseback	—	(132,522)	—
Other	1,060	(505)	826
Changes in Assets and Liabilities:
Accounts receivable	(31,188)	(11,689)	8,877
Contract assets	(14,885)	(22,377)	(47,358)
Inventories	(20,841)	(17,129)	(20,183)
Production cost of contracts	8	(2,311)	(1,488)
Other assets	(1,354)	(4,902)	(212)
Accounts payable	24,222	2,793	(19,714)
Contract liabilities	4,991	13,813	13,747
Operating lease liabilities	(6,473)	(3,531)	(2,953)
Accrued and other liabilities	6,915	(2,005)	1,485
Net Cash Provided by (Used in) Operating Activities	32,680	(565)	12,611
Cash Flows from Investing Activities
Purchases of property and equipment	(19,689)	(16,863)	(12,510)
Proceeds from sale-leaseback	—	143,100	—
Proceeds from sale of assets	82	553	5
Insurance recoveries related to property and equipment	—	—	4,954
Proceeds from life insurance	—	439	1,889
Post closing cash received from (payments for acquisition of) Magnetic Seal LLC, net of cash acquired	365	(69,479)	—
Post closing cash received from the acquisition of Nobles Worldwide, Inc., net	—	—	190
Net Cash (Used in) Provided by Investing Activities	(19,242)	57,750	(5,472)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	4,000	96,000	65,900
Repayments of senior secured revolving credit facility	(4,000)	(121,000)	(40,900)
Borrowings from term loans	250,000	—	—
Repayments of term loans	(289,274)	(7,926)	(14,362)
Repayments of other debt	(344)	(362)	(288)
Debt issuance costs	(2,511)	—	—
Net cash paid upon issuance of common stock under stock plans	(1,379)	(4,047)	(607)
Net Cash (Used in) Provided by Financing Activities	(43,508)	(37,335)	9,743
Net (Decrease) Increase in Cash and Cash Equivalents	(30,070)	19,850	16,882
Cash and Cash Equivalents at Beginning of Year	76,316	56,466	39,584
Cash and Cash Equivalents at End of Year	$46,246	$76,316	$56,466
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
Reclassifications
Certain prior period amounts have been reclassified to conform to current year’s presentation.
Supplemental Cash Flow Information

	(Dollars in thousands) Years Ended December 31,
	2022	2021	2020
Interest paid	$10,983	$10,135	$11,859
Taxes paid, net	$3,825	$32,934	$3,810
Non-cash activities:
Purchases of property and equipment not paid	$1,195	$1,333	$2,477
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

We have money market funds and they are included as cash and cash equivalents. We also have forward interest rate swap agreements and had interest rate cap hedge agreements and the fair value of the forward interest rate swap agreements and interest rate cap hedge agreements were determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement. The interest rate cap hedges matured during the second quarter of 2020 and as such, the premium was zero as of both December 31, 2022 and December 31, 2021.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in either 2022 or 2021.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements with an aggregate notional amount of $150.0 million, all with an effective date of January 1, 2024 (“Forward Interest Rate Swaps”) to manage our exposure to interest rate movements on a portion of our debt. As such, at the time we entered into the Forward Interest Rate Swaps, there was a high probability of forecasted interest payments on our debts occurring and the swaps are highly effective in offsetting those interest payments and therefore, we elected to apply cash flow hedge accounting. On July 14, 2022, as a result of refinancing all our existing debt, which allows borrowing based on a Secured Overnight Financing Rate (“SOFR”), we were required to complete an amendment of the Forward Interest Rate Swaps from One Month London Interbank Offered Rate (“LIBOR”) to One Month Term SOFR (“Amended Forward Interest Rate Swaps”), which occurred on the same day. After the transition of the Forward Interest Rate Swaps and debt to SOFR was completed, we determined the hedging relationship was still highly effective as of the amendment date. See Note 9. As of December 31, 2022, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedged item. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the condensed consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. Since the Amended Forward Interest Rate Swaps are not effective until January 1, 2024, we only record the changes in fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges. As such, during 2022, we recorded changes of $15.8 million to other assets, deferred income taxes, and accumulated other comprehensive income (loss). During the fourth quarter of 2022, we recorded an adjustment of $6.7 million to correct an understatement of the hedge asset balance as of the end of the third quarter of 2022, with a corresponding increase of $5.1 million to other comprehensive income, net of tax of $1.6 million. There was no impact to net income.
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
The quantitative approach for potential impairment analysis is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a combination of the income approach (which is based on a discounted cash flow model) and the market approach. Management’s cash flow projections include significant judgments and assumptions, including the amount and timing of expected cash flows, long-term growth rates, and discount rates. The cash flows used in the discounted cash flow model are based on our best estimate of future revenues, gross margins, and adjusted after-tax earnings. If any of these assumptions are incorrect, it will impact the estimated fair value of a reporting unit. The market approach also requires management judgment in selecting comparable business acquisitions and the transaction values observed and its related control premiums.
In the fourth quarter of 2022, the carrying amount of goodwill at the date of the most recent annual impairment evaluation for Electronic Systems and Structural Systems was $117.4 million and $86.0 million, respectively.
We acquired 100% of the equity interests of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”) in December 2021, for an original purchase price of $69.5 million, net of cash acquired. We recorded goodwill of $32.6 million in our Structural Systems segment, which is also our reporting unit. See Note 2.

As our commercial aerospace end-use market business continues to be negatively impacted by the COVID-19 pandemic, we performed a step one goodwill impairment test for our Structural Systems reporting unit as of the first day of the fourth quarter of 2022. The fair value of our Structural Systems segment exceeded its carrying value and thus, was not deemed impaired.
As of the date of our 2022 annual evaluation for goodwill impairment for the Electronic Systems segment, which is also our reporting unit, we performed a qualitative assessment as of the first day of the fourth quarter of 2022, which considered each of the following: 1) margin of passing most recent step one analysis, 2) actual operating results as compared to prior forecasts, 3) long-term growth rate, 4) analyzing material adverse factors/changes between valuation dates, 5) general macroeconomic factors, and 6) industry and market conditions. Based upon our qualitative assessment, we concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount and thus, goodwill was not deemed impaired.
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
Net cumulative catch-up adjustments on profit recorded were not material for both years ended December 31, 2022 and December 31, 2021.
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
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the consolidated balance sheets. As of December 31, 2022 and 2021, provision for estimated losses on contracts were $3.9 million and $2.8 million, respectively.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of December 31, 2022 and 2021, production costs of contracts were $5.7 million and $8.0 million, respectively.
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	December 31, 2022	December 31, 2021
Contract assets	$191,290	$176,405
Contract liabilities	$47,068	$42,077
The increase in our contract assets as of December 31, 2022 compared to December 31, 2021 was primarily due to a net increase of products in work in process.
The increase in our contract liabilities as of December 31, 2022 compared to December 31, 2021 was primarily due to a net increase of advance or progress payments received from our customers in the current year. We recognized $32.7 million of the contract liabilities as of December 31, 2021 as revenues during the year ended December 31, 2022.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of December 31, 2022 totaled $853.0 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in 2024 and beyond.

Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

		(Dollars in thousands) Years Ended December 31,		% of Net Revenues
	Change	2022	2021	2022	2021
Consolidated Ducommun
Military and space	$(33,147)	$420,701	$453,848	59.1%	70.3%
Commercial aerospace	91,778	247,509	155,731	34.7%	24.1%
Industrial	8,493	44,327	35,834	6.2%	5.6%
Total	$67,124	$712,537	$645,413	100.0%	100.0%

Electronic Systems
Military and space	$(13,730)	$314,181	$327,911	71.3%	79.5%
Commercial aerospace	33,227	82,130	48,903	18.6%	11.8%
Industrial	8,493	44,327	35,834	10.1%	8.7%
Total	$27,990	$440,638	$412,648	100.0%	100.0%

Structural Systems
Military and space	$(19,417)	$106,520	$125,937	39.2%	54.1%
Commercial aerospace	58,551	165,379	106,828	60.8%	45.9%
Total	$39,134	$271,899	$232,765	100.0%	100.0%
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
Government Grant
In November 2021, we were awarded an Aviation Manufacturing Jobs Protection Program grant from the U.S. Department of Transportation of $4.0 million. As part of the award, we had to meet, and did complete, certain requirements over a six month performance period from November 15, 2021 to May 14, 2022. As of December 31, 2022, we have received the entire $4.0 million grant balance, $2.0 million of which was received during 2021. We recorded $2.7 million and $0.3 million as a reduction of cost of sales and selling, general and administrative expenses, respectively, during 2022 and $0.9 million and $0.1 million as a reduction of cost of sales and selling, general and administrative expenses, respectively, during 2021.
Charitable Contributions
We contributed $0.1 million to the Ducommun Foundation during 2022.
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data) Years Ended December 31,
	2022	2021	2020
Net income	$28,789	$135,536	$29,174
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	12,074	11,879	11,676
Dilutive potential common shares	292	372	256
Diluted weighted-average common shares outstanding	12,366	12,251	11,932
Earnings per share
Basic	$2.38	$11.41	$2.50
Diluted	$2.33	$11.06	$2.45
Potentially dilutive stock awards to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Years Ended December 31,
	2022	2021	2020
Stock options and stock units	52	3	254
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional guidance for a limited time for contracts that reference London Interbank Offered Rate (“LIBOR”), to ease the potential burden in accounting for, or recognizing the effects, of reference rate reform on financial reporting as a result of the cessation of LIBOR. The new guidance is effective at any time after March 12, 2020 but no later than December 31, 2022. Prior to the adoption of this standard, during the three months ended October 1, 2022, we had made the following elections related to our current cash flow hedging relationships as our current term loans mature before the expiration of the Forward Interest Rate Swaps: 1) Probability of forecasted transactions, and 2) Assessment of effectiveness. The adoption of this standard during the three months ended October 1, 2022, did not have a material impact on our consolidated financial statements. See Note 9.
Recently Issued Accounting Standards
In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”), which defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Since we adopted ASU 2020-04 during 2022, ASU 2022-06 will not have a material impact on our consolidated financial statements. See Note 9.

Note 2. Business Combinations
In December, 2021, we acquired 100.0% of the outstanding equity interests of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”), a privately-held leading provider of high-impact, military-proven magnetic seals for critical systems in aerospace and defense applications, offering sealing solutions that are engineered to perform in high-speed, high-vibration, and other challenging environments. MagSeal is located in Warren, Rhode Island. The acquisition of MagSeal will continue to advance our strategy to diversify and offer more customized, value-driven engineered products with aftermarket opportunities.
The original purchase price for MagSeal was $69.5 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $71.3 million in cash upon the closing of the transaction. Subsequent to the closing of the transaction, during the second quarter of 2022, as part of finalizing the working capital adjustment, we received $0.4 million back from the seller which lowered the purchase price to $69.1 million, net of cash acquired. We allocated the final gross purchase price of $70.9 million to the assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill.
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
MagSeal’s results of operations have been included in our consolidated statements of income since the date of acquisition as part of the Structural Systems segment and were immaterial since the date of acquisition. Pro forma results of operations of the MagSeal acquisition have not been presented as the effect of the MagSeal acquisition was not material to our financial results for both 2022 and 2021.

Note 3. Restructuring Activities
Summary of 2022 Restructuring Plan
In April 2022, management approved and commenced a restructuring plan that will better position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. During the year ended December 31, 2022, we recorded total charges of $6.7 million. As of December 31, 2022, we estimate the remaining amount of charges related to this initiative will be $12.0 million to $16.0 million in total pre-tax restructuring charges during 2023. Of these charges, we estimate $9.0 million to $12.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $3.0 million to $4.0 million to be non-cash charges for impairment of long-lived assets.
In the Electronics Systems segment, we recorded $3.5 million and $0.3 million during the year ended December 31, 2022, for severance and benefits that were classified as restructuring charges and accelerated depreciation of property and equipment that was classified as restructuring charges, respectively.
In the Structural Systems segment, we recorded $0.5 million, $1.6 million, $0.5 million, and $0.3 million during the year ended December 31, 2022 for inventory write down that was classified as cost of sales, severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, and impairment of property and equipment that was classified as restructuring charges, respectively.
Our restructuring activities for 2022 were as follows (in thousands):

	December 31, 2021	2022				December 31, 2022
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$—	$5,076	$(2,277)	$—	$—	$2,799
Property and equipment accelerated depreciation due to restructuring	—	778	—	(778)	—	—
Property and equipment impairment due to restructuring	—	304	—	(304)	—	—
Inventory write down	—	528	—	(528)	—	—
Ending balance	$—	$6,686	$(2,277)	$(1,610)	$—	$2,799
The restructuring activities accrual for severance and benefits of $2.8 million as of December 31, 2022 was included as part of accrued and other liabilities.

Note 4. Inventories
Inventories consisted of the following:

	(In thousands) December 31,
	2022	2021
Raw materials and supplies	$143,495	$125,334
Work in process	23,799	20,609
Finished goods	3,917	4,995
Total	$171,211	$150,938

Note 5. Property and Equipment, Net
Property and equipment, net consisted of the following:

	(In thousands) December 31,		Range of Estimated
	2022	2021	Useful Lives
Land	$10,494	$10,494
Buildings and improvements	51,110	49,699	5 - 40 Years
Machinery and equipment	179,606	180,761	2 - 20 Years
Furniture and equipment	17,977	19,017	2 - 10 Years
Construction in progress	18,545	10,580
	277,732	270,551
Less accumulated depreciation	171,507	168,132
Total	$106,225	$102,419
Depreciation expense was $14.5 million, $14.1 million, and $13.8 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 6. Leases
Sale-Leaseback Transaction
In December 2021, we entered into a sale-leaseback transaction for the building and related land for our Gardena performance center located in Carson, California (“Sale-Leaseback Agreement”). The building and related land was sold for $143.1 million and we had no continuing involvement. The carrying value of the building and related land was $9.4 million and we recognized a gain of $132.5 million. As part of the Sale-Leaseback Agreement, we entered into an initial five year lease for the usage of the just sold building and related land, with three options to renew in five year increments. The lease was classified as an operating lease and the future minimum base monthly lease payments during the initial five year period in aggregate total $19.6 million.
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
The components of lease expense consisted of the following:

	(In thousands)
	Years Ended
	December 31, 2022	December 31, 2021
Operating leases expense	$10,521	4,283

Finance leases expense:
Amortization of right-of-use assets	$343	356
Interest on lease liabilities	53	62
Total finance lease expense	$396	$418
Short term and variable lease expenses for the year ended December 31, 2022 were not material.
Supplemental cash flow information related to leases was as follows:

	(In thousands)
	Years Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,669	$5,150
Operating cash flows from finance leases	$53	$61
Financing cash flows from finance leases	$346	$363

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,332	$23,317
Finance leases	$245	$401
The weighted average remaining lease terms were as follows:

	(In years)
	December 31, 2022	December 31, 2021
Operating leases	5	5
Finance leases	6	6
When a lease is identified, we recognize a right-of-use asset and a corresponding lease liability based on the present value of the lease payments over the lease term discounted using our incremental borrowing rate, unless an implicit rate is readily determinable. As the discount rate in our leases is usually not readily available, we use our own incremental borrowing rate as the discount rate. Our incremental borrowing rate is based on the interest rate on our term loan, which is a secured rate. After we completed a financing of all our existing debt on July 14, 2022, the interest rate on our term loan was based on Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin. Prior to the refinancing, the interest rate on our term loans were based on London Interbank Offered Rate (“LIBOR”) plus an applicable margin.
The weighted average discount rates were as follows:

	Years Ended
	December 31, 2022	December 31, 2021
Operating leases	3.0%	3.1%
Finance leases	3.6%	3.6%

Maturity of operating and finance lease liabilities are as follows:

	(In thousands)
	Operating Leases	Finance Leases
2023	$8,081	$388
2024	7,956	321
2025	7,924	262
2026	7,595	208
2027	2,323	175
Thereafter	5,102	310
Total lease payments	38,981	1,664
Less imputed interest	2,985	161
Total	$35,996	$1,503
Operating lease payments related to options to extend lease terms that are reasonably certain of being exercised are $3.3 million. As of December 31, 2022, there are no legally binding minimum lease payments for leases signed but not yet commenced.
Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are not significant. As of December 31, 2022, there are no legally binding minimum lease payments for leases signed but not yet commenced.

Note 7. Goodwill and Other Intangible Assets
Goodwill
The carrying amounts of goodwill, by operating segment, for the years ended December 31, 2022 and 2021 were as follows:

	(In thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$86,259	$285,416
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2021	117,435	86,259	203,694
Purchase price allocation refinements	—	(287)	(287)
Balance at December 31, 2022	$117,435	$85,972	$203,407
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
The quantitative approach for potential impairment analysis is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a combination of the income approach (which is based on a discounted cash flow model) and market approach. Management’s cash flow projections include significant judgments and assumptions, including the amount and timing of expected cash flows, long-term growth rates, and discount rates. The cash flows used in the discounted cash flow model are based on our best estimate of future revenues, gross margins, and adjusted after-tax earnings. If any of these assumptions are incorrect, it will impact the estimated fair value of a reporting unit. The market approach also requires management judgment in selecting comparable business acquisitions and the transaction values observed and its related control premiums.
Our most recent step one goodwill impairment test for our Electronic Systems reporting unit was as of the first day of the fourth quarter of 2019 where the fair value of our Electronic Systems reporting unit exceeded its carrying value. No material adverse factors/changes have occurred since the fourth quarter of 2019 and thus, for our annual goodwill impairment test of our

Electronic Systems reporting unit as of the first day of the fourth quarter of 2022, we used a qualitative assessment and determined it was not more likely than not that the fair value of a reporting unit was less than its carrying amount. As our commercial aerospace end-use market business continues to be negatively impacted by the COVID-19 pandemic, we performed a step one goodwill impairment test for our Structural Systems reporting unit as of the first day of the fourth quarter of 2022, where the fair value of our Structural Systems reporting unit exceeded its carrying value. Thus, the respective goodwill amounts were not deemed impaired.
In December 2021, we acquired 100% of the outstanding equity of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”) for an original purchase price of $69.5 million, net of cash acquired. We allocated the final gross purchase price of $70.9 million to the assets acquired and the liabilities assumed at their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill within the Structural Systems reporting unit. See Note 2.
Other Intangible Assets
Other intangible assets are related to acquisitions, including MagSeal, and recorded at fair value at the time of the acquisition. Other intangible assets with finite lives are generally amortized on the straight-line method over periods ranging from 2 to 19 years. Intangible assets are as follows:

		(In thousands)
		December 31, 2022			December 31, 2021
	Wtd. Avg Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived assets
Customer relationships	17	$246,300	$127,999	$118,301	$246,300	$114,169	$132,131
Trade names and trademarks	14	5,500	1,670	3,830	5,500	1,263	4,237
Contract renewal	14	1,845	1,845	—	1,845	1,845	—
Technology	15	400	318	82	400	291	109
Backlog	2	600	312	288	600	13	587
Total finite-lived assets		254,645	132,144	122,501	254,645	117,581	137,064

Indefinite-lived assets
Trade names and trademarks		4,700	—	4,700	4,700	—	4,700
Total		$259,345	$132,144	$127,201	$259,345	$117,581	$141,764
The carrying amount of other intangible assets by operating segment as of December 31, 2022 and 2021 was as follows:

	(In thousands)
	December 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
Other intangible assets
Electronic Systems	$164,545	$99,479	$65,066	$164,545	$90,191	$74,354
Structural Systems	94,800	32,665	62,135	94,800	27,390	67,410
Total	$259,345	$132,144	$127,201	$259,345	$117,581	$141,764

Amortization expense of other intangible assets was $14.6 million, $13.1 million and $13.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Future amortization expense by operating segment is expected to be as follows:

	(In thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
2023	$9,288	$5,196	$14,484
2024	9,288	4,673	13,961
2025	9,288	4,673	13,961
2026	9,288	4,649	13,937
2027	9,288	4,647	13,935
Thereafter	18,626	33,597	52,223
	$65,066	$57,435	$122,501

Note 8. Accrued and Other Liabilities
The components of accrued and other liabilities consisted of the following:

	(In thousands) December 31,
	2022	2021
Accrued compensation	$28,785	$24,391
Accrued income tax and sales tax	10,478	926
Other	9,557	15,974
Total	$48,820	$41,291

Note 9. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands) December 31,
	2022	2021
Term loans	$248,438	$287,712
Total debt	248,438	287,712
Less current portion	6,250	7,000
Total long-term debt, less current portion	242,188	280,712
Less debt issuance costs - term loans	(1,593)	(1,328)
Total long-term debt, net of debt issuance costs - term loans	$240,595	$279,384
Debt issuance costs - revolving credit facility (1)	$2,265	$1,136
Weighted-average interest rate	4.36%	3.27%
(1) Included as part of other assets.
Future long-term debt payments at December 31, 2022 were as follows:

(In thousands)
2023	$6,250
2024	7,813
2025	12,500
2026	14,063
2027	207,812
Thereafter	—
Total	$248,438

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
The 2022 Term Loan bears interest, at our option, at a rate equal to either (i) Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin ranging from 1.375% to 2.375% per year or (ii) Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] Term SOFR plus 1.00%, and if the Base Rate is less than zero percent, it will be deemed zero percent) plus an applicable margin ranging from 0.375% to 1.375% per year, in each case based upon the consolidated total net adjusted leverage ratio. Interest payments are typically paid on a quarterly basis, on the last business day each quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. The first quarterly amortization payment of $1.6 million was required to be paid and was paid during the fourth quarter of 2022.
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
As of December 31, 2022, we were in compliance with all covenants required under the 2022 Credit Facilities.
In December 2019, we completed the refinancing of a portion of our then existing debt by entering into a new revolving credit facility (“2019 Revolving Credit Facility”) to replace the then existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”) and entered into a new term loan (“2019 Term Loan”). The 2019 Revolving Credit Facility was a $100.0 million senior secured revolving credit facility that would have matured on December 20, 2024 and replaced the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The 2019 Term Loan was a $140.0 million senior secured term loan that would have matured on December 20, 2024. We also had a then existing $240.0 million senior secured term loan that was entered into in November 2018 that would have matured on November 21, 2025 (“2018 Term Loan”). The original amounts available under the 2019 Revolving Credit Facility, 2019 Term Loan, and 2018 Term Loan (collectively, the “Existing Credit Facilities”) in aggregate, totaled $480.0 million at that time.
The 2019 Term Loan bore interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 1.50% to 2.50% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the 2019 Term Loan required amortization payments of 1.25% of the original outstanding principal balance of the 2019 Term Loan amount on a quarterly basis, on the last day of the calendar quarter. During 2022, we made the required quarterly payments on the 2019 Term Loan before it was refinanced, in aggregate totaling $3.5 million.
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
Further, under the then Existing Credit Facilities, if we exceeded the annual excess cash flow threshold, we were required to make an annual additional principal payment based on the consolidated adjusted leverage ratio. The annual mandatory excess cash flow payment was based on (i) 50% of the excess cash flow amount if the adjusted leverage ratio is greater than 3.25 to 1.0, (ii) 25% of the excess cash flow amount if the adjusted leverage ratio was less than or equal to 3.25 to 1.0 but greater than 2.50 to 1.0, and (iii) zero percent of the excess cash flow amount if the consolidated adjusted leverage ratio was less than or equal to 2.50 to 1.0. We did not exceed the annual excess cash flow threshold for 2021 and thus, no annual excess cash flow payment was required to be paid during the first quarter of 2022.
We drew down $50.0 million on the 2019 Revolving Credit Facility during the first quarter of 2020 to hold as cash on hand, $25.0 million of which was repaid during the fourth quarter of 2020. The remaining $25.0 million was repaid during 2021.
In addition, since we were paying down on the term loans during the first quarter of 2022, we were required to pay down on the 2019 Term Loan and 2018 Term Loan on a pro-rata basis and thus, we paid down $13.0 million and $17.0 million on the 2019 Term Loan and 2018 Term Loan, respectively, for an aggregate total pay down of $30.0 million.
As of December 31, 2022, we had $199.8 million of unused borrowing capacity under the 2022 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
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
The 2019 Term Loan and 2018 Term Loan were considered a modification of debt in 2019 and thus, no gain or loss was recorded at that time. Instead, the new fees paid to the lenders at that time of $0.6 million were capitalized and were being amortized over the life of the 2019 Term Loan. The remaining debt issuance costs related to the 2018 Term Loan of $1.5 million as of the modification date in 2019 were being amortized over its remaining life.
The 2019 Revolving Credit Facility that replaced the 2018 Revolving Credit Facility was considered an extinguishment of debt except for the portion related to the creditors that were part of both the 2019 Revolving Credit Facility and the 2018 Revolving Credit Facility and in which case, it was considered a modification of debt in 2019. As a result, we expensed the portion of the unamortized debt issuance costs related to the 2018 Revolving Credit Facility that was considered an extinguishment of debt of $0.5 million in 2019. In addition, the new fees paid to the lenders of $0.5 million as part of the 2019 Revolving Credit Facility were capitalized and were being amortized over its remaining life. Further, the remaining debt issuance costs related to the 2018 Revolving Credit Facility of $1.1 million were also being amortized over its remaining life.
In December 2021, we acquired 100.0% of the outstanding equity interests of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”) for an original purchase price of $69.5 million, net of cash acquired, all payable in cash. Upon the closing of the transaction, we paid a gross total aggregate of $71.3 million in cash, $65.0 million of which was from drawing down on the 2019 Revolving Credit Facility. This draw down on the 2019 Revolving Credit Facility was paid off by December 31, 2021. See Note 2.
Also in December 2021, we entered into a sale-leaseback transaction for the building and related land for our Gardena performance center located in Carson, California, for a sale price of $143.1 million. A portion of the net proceeds were used to pay down on the $65.0 million that was drawn on the 2019 Revolving Credit Facility for the MagSeal acquisition. See Note 5.
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

In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. The Forward Interest Rate Swaps were deemed to be highly effective upon entering into the derivative contracts and thus, hedge accounting treatment was utilized. Since the Forward Interest Rate Swaps are not effective until January 1, 2024, we only recorded the changes in the fair value of the Forward Interest Rate Swaps and recorded in other assets, deferred income taxes, and accumulated other comprehensive income (loss) of $15.8 million during December 31, 2022. See Note 1 for further information.
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

Note 10. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At December 31, 2022 and 2021, no preferred shares were issued or outstanding.

Note 11. Stock-Based Compensation
Stock Incentive Compensation Plans
We currently have two active stock incentive plans: i) the Amended and Restated 2020 Stock Incentive Plan (the “2020 Plan”), which expires on April 20, 2032, and ii) the 2018 Employee Stock Purchase Plan (“ESPP”). The 2013 Stock Incentive Plan, as Amended (the “2013 Plan”) was closed to further issuances of stock awards in May 2020 and any remaining shares available were folded into the 2020 Plan as part of the approval of the 2020 Plan by shareholders at the 2020 Annual Meeting of Shareholders in May 2020. The 2020 Plan permit awards of stock options, restricted stock units, performance stock units and other stock-based awards to our officers, key employees and non-employee directors on terms determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The aggregate number of shares available for issuance under the 2020 Plan is 1,031,162 plus any outstanding awards issued under the 2013 Plan that are subsequently forfeited, terminated, expire or otherwise lapse without being exercised. As of December 31, 2022, shares available for future grant under the 2020 Plan are 338,061. Prior to the adoption of the 2020 Plan, we granted stock-based awards to purchase shares of our common stock under certain predecessor plans. No further awards can be granted under these predecessor plans.
Employee Stock Purchase Plan
The ESPP was adopted by the Board of Directors and approved by the shareholders in 2018, including 750,000 shares that can be awarded. The first offering period closed on July 31, 2019. Under the ESPP, our employees who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period and the discount will be treated as compensation to those employees. Employees purchase common stock using payroll deductions, which may not exceed 10% of their eligible compensation and other limitations. The Compensation Committee administers the ESPP. As of December 31, 2022, there are 549,977 shares available for future award grants.
Stock Options
In the years ended December 31, 2022, 2021, and 2020, we granted stock options to our officers and key employees of zero, zero, and 8,000, respectively, with weighted-average grant date fair values of zero, zero, and $16.48, respectively. Stock options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire not more than ten years from the date of grant. The stock options typically vest over a period of three or four years from the date of grant.

The option price and number of shares are subject to adjustment under certain dilutive circumstances. If an employee terminates employment, the non-vested portion of the stock options will not vest and all rights to the non-vested portion will terminate completely.

Stock option activity for the year ended December 31, 2022 were as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	317,779	$35.30
Granted	—	$—
Exercised	(109,186)	$31.82
Expired	(2,150)	$39.75
Forfeited	(7,167)	$42.88
Outstanding at December 31, 2022	199,276	$36.89	5.4	$2,537
Exerciseable at December 31, 2022	199,276	$36.89	5.4	$2,537

Changes in nonvested stock options for the year ended December 31, 2022 were as follows:

	Number of Stock Options	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2022	59,605	$15.93
Granted	—	$—
Vested	(52,438)	$15.90
Forfeited	(7,167)	$16.10
Nonvested at December 31, 2022	—	$—
The aggregate intrinsic value of stock options represents the amount by which the market price of our common stock exceeds the exercise price of the stock option. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2022, 2021 and 2020 was $2.0 million, $1.0 million, and $0.9 million, respectively. Cash received from stock options exercised for the years ended December 31, 2022, 2021 and 2020 was $3.5 million, $1.7 million, and $1.6 million, respectively, with related tax benefits of $0.8 million, $0.4 million, and $0.4 million, respectively. The total amount of stock options vested and expected to vest in the future is 199,276 shares with a weighted-average exercise price of $36.89 and an aggregate intrinsic value of $2.5 million. These stock options have a weighted-average remaining contractual term of 5.4 years.
The share-based compensation cost expensed for stock options for the years ended December 31, 2022, 2021, and 2020 (before tax benefits) was $0.3 million, $1.2 million, and $1.8 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2022, there was no remaining unrecognized compensation cost related to stock options. The total fair value of stock options vested during the years ended December 31, 2022, 2021, and 2020 was $0.8 million, $1.7 million, and $2.0 million, respectively.
We apply fair value accounting for stock-based compensation based on the grant date fair value estimated using a Black-Scholes-Merton (“Black-Scholes”) valuation model. The assumptions used to compute the fair value of stock option grants under the 2020 Stock Incentive Plan for years ended December 31, 2022, 2021, and 2020 were as follows:

	Years Ended December 31,
	2022	2021	2020
Risk-free interest rate	N/A	N/A	1.59%
Expected volatility	N/A	N/A	37.75%
Expected dividends	N/A	N/A	—
Expected term (in months)	N/A	N/A	66
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
Restricted Stock Units
We granted restricted stock units (“RSUs”) to certain officers, key employees and non-employee directors of 118,847, 118,995, and 118,835 RSUs during the years ended December 31, 2022, 2021, and 2020, respectively, with weighted-average grant date fair values (equal to the fair market value of our stock on the date of grant) of $51.76, $55.92, and $27.62 per share, respectively. RSUs represent a right to receive a share of stock at future vesting dates with no cash payment required from the holder. The RSUs typically have a three year vesting term of 33.3%, 33.3% and 33.4% on the first, second and third anniversaries of the date of grant, respectively. If an employee terminates employment, their non-vested portion of the RSUs will not vest and all rights to the non-vested portion will terminate.

Restricted stock unit activity for the year ended December 31, 2022 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2022	202,282	$44.85
Granted	118,847	$51.76
Vested	(74,222)	$44.28
Forfeited	(45,112)	$50.72
Outstanding at December 31, 2022	201,795	$47.81
The share-based compensation cost expensed for RSUs for the years ended December 31, 2022, 2021, and 2020 (before tax benefits) was $3.8 million, $4.1 million, and $2.6 million respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2022, total unrecognized compensation cost (before tax benefits) related to RSUs of $5.7 million is expected to be recognized over a weighted average period of 1.6 years. The total fair value of RSUs vested for the years ended December 31, 2022, 2021, and 2020 was $3.5 million, $4.2 million, and $2.3 million, respectively. The tax benefit realized from vested RSUs for the years ended December 31, 2022, 2021, and 2020 was $0.8 million, $1 million, and $0.5 million, respectively.
Performance Stock Units
We granted performance stock awards (“PSUs”) to certain key employees of 111,654, 182,886, and 159,136 PSUs during the years ended December 31, 2022, 2021, and 2020, respectively, with weighted-average grant date fair values of $48.18, $49.76, and $29.65 per share, respectively. PSU awards are subject to the attainment of performance goals established by the Compensation Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals are based on a pre-established objective formula that specifies the manner of determining the number of PSUs that will be granted if performance goals are attained. If an employee terminates employment, their non-vested portion of the PSUs will not vest and all rights to the non-vested portion will terminate.

Performance stock activity for the year ended December 31, 2022 was as follows:

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2022	299,563	$41.16
Granted	111,654	$48.18
Vested	(89,309)	$44.65
Forfeited	(20,554)	$45.61
Outstanding at December 31, 2022	301,354	$42.42
The share-based compensation cost expensed for PSUs for the years ended December 31, 2022, 2021, and 2020 (before tax benefits) was $5.1 million, $5.9 million and $4.9 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2022, total unrecognized compensation cost (before tax benefits) related to PSUs of $5.5 million is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of PSUs vested during the years ended December 31, 2022, 2021, and 2020, was $4.4 million, $9.6 million, and $3.7 million, respectively. The tax benefit realized from PSUs for the years ended December 31, 2022, 2021, and 2020 were $1.1 million, $2.3 million, and $0.9 million, respectively.
Performance-Based With Market Condition Cash Settled Long-Term Incentive Awards
As permitted under the 2020 Plan, performance-based with market condition cash settled long-term incentive awards (“Performance-Based Cash LTIPs”) were granted in 2022. Performance-Based Cash LTIPs will be settled in cash and are subject to the attainment of performance goals established by the Compensation Committee (including achievement of relative total shareholder return market condition), the periods during which performance is to be measured, and all other limitations and conditions applicable to the Performance-Based Cash LTIPs’ values. Performance goals are based on a pre-established objective formula that specifies the manner of determining the value of the Performance-Based Cash LTIPs that will be issued if performance goals are attained. If an employee terminates employment, their non-vested portion of the Performance-Based Cash LTIPs will not vest and all rights to the non-vested portion of the Performance-Based Cash LTIPs will terminate. The Compensation Committee administers the Performance-Based Cash LTIPs. The share-based compensation expense recorded for the Performance-Based Cash LTIPs for the years ended December 31, 2022, 2021, and 2020 (before tax benefits) was $1.2 million, zero, and zero, respectively.

Note 12. Employee Benefit Plans
Defined Contribution 401(k) Plans
We sponsor a 401(k) defined contribution plan for all our employees. The plan allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan, we generally provide a match equal to 50% of the employee’s contributions up to the first 6% of compensation, except for union employees who are not eligible to receive the match. Our provision for matching and profit sharing contributions for the three years ended December 31, 2022, 2021, and 2020 was $2.9 million, $2.8 million, and $2.6 million, respectively.
Pension Plan and LaBarge Retirement Plan
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
The consolidation of one of our performance centers as part of the 2022 Restructuring Plan as discussed in Note 2 resulted in the curtailment of the Pension Plan during the fourth quarter of 2022, but it had an immaterial impact on our consolidated financial statements.

The components of net periodic pension cost for the Pension Plan and LaBarge Retirement Plan in aggregate are as follows:

	(In thousands) Years Ended December 31,
	2022	2021	2020
Service cost	$625	$676	$622
Interest cost	1,089	1,010	1,209
Expected return on plan assets	(2,081)	(1,895)	(1,761)
Amortization of actuarial losses	585	1,285	993
Net periodic pension cost	$218	$1,076	$1,063
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for 2022 were as follows:

(In thousands) Year Ended December 31,
2022
Amortization of actuarial loss - total before tax (1)	$585
Tax benefit	(143)
Net of tax	$442
(1)The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.
The estimated net actuarial loss for both plans that will be amortized from accumulated other comprehensive loss into net periodic cost during 2023 is $0.6 million.

The obligations, fair value of plan assets, and funded status of both plans are as follows:

	(In thousands) December 31,
	2022	2021
Change in benefit obligation(1)
Beginning benefit obligation (January 1)	$39,805	$42,804
Service cost	625	676
Interest cost	1,089	1,010
Actuarial gain	(9,714)	(2,537)
Benefits paid	(1,468)	(2,148)
Ending benefit obligation (December 31)	$30,337	$39,805
Change in plan assets
Beginning fair value of plan assets (January 1)	$33,698	$30,632
Return on assets	(4,652)	3,122
Employer contribution	1,702	2,095
Benefits paid	(1,468)	(2,151)
Ending fair value of plan assets (December 31)	$29,280	$33,698
Funded status underfunded	$(1,057)	$(6,107)
Amounts recognized in the consolidated balance sheet
Current liabilities	$416	$427
Non-current liabilities	$641	$5,680
Unrecognized loss included in accumulated other comprehensive loss
Beginning unrecognized loss, before tax (January 1)	$7,573	$12,620
Amortization	(582)	(1,282)
Liability gain	(9,714)	(2,537)
Asset loss (gain)	6,734	(1,228)
Ending unrecognized loss, before tax (December 31)	4,011	7,573
Tax impact	(970)	(1,827)
Unrecognized loss included in accumulated other comprehensive loss, net of tax	$3,041	$5,746

(1)Projected benefit obligation equals the accumulated benefit obligation for the plans.
On December 31, 2022, our annual measurement date, the accumulated benefit obligation exceeded the fair value of the plans assets by $1.1 million. Such excess is referred to as an unfunded accumulated benefit obligation. We recorded an unrecognized loss included in accumulated other comprehensive loss, net of tax at December 31, 2022 and 2021 of $3.0 million and $5.7 million, respectively, which decreased shareholders’ equity. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be decreased or be eliminated if either interest rates increase or market performance and plan returns improve which will cause the Pension Plan to return to fully funded status.
Our Pension Plan asset allocations at December 31, 2022 and 2021, by asset category, were as follows:

	December 31,
	2022	2021
Equity securities	61%	69%
Cash and equivalents	4%	1%
Debt securities	35%	30%
Total(1)	100%	100%

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

	(In thousands) Year Ended December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,078	$—	$—	$1,078
Fixed income securities	4,622	—	—	4,622
Equities(1)	12,591	—	—	12,591
Other investments	1,033	—	—	1,033
Total plan assets at fair value	$19,324	$—	$—	19,324
Pooled funds				9,956
Total fair value of plan assets				$29,280

	(In thousands) Year Ended December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$414	$—	$—	$414
Fixed income securities	3,648	—	—	3,648
Equities(1)	7,446	—	—	7,446
Other investments	1,199	—	—	1,199
Total plan assets at fair value	$12,707	$—	$—	12,707
Pooled funds				20,991
Total fair value of plan assets				$33,698

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
The weighted-average assumptions used to determine the net periodic benefit costs under the two plans were as follows:

	Years Ended December 31,
	2022	2021	2020
Discount rate used to determine pension expense
Pension Plan	2.85%	2.50%	3.22%
LaBarge Retirement Plan	2.35%	1.85%	2.85%

The weighted-average assumptions used to determine the benefit obligations under the two plans were as follows:

	December 31,
	2022	2021	2020
Discount rate used to determine value of obligations
Pension Plan	5.11%	2.85%	2.50%
LaBarge Retirement Plan	5.00%	2.35%	1.85%
Long-term rate of return - Pension Plan only	6.25%	6.25%	6.25%
The following benefit payments under both plans, which reflect expected future service, as appropriate, are expected to be paid:

	(In thousands)
	Pension Plan	LaBarge Retirement Plan
2023	$1,379	$416
2024	$1,481	$397
2025	$1,555	$378
2026	$1,639	$359
2027	$1,712	$341
2028 - 2032	$9,156	$1,435
Our funding policy is to contribute cash to our plans so that the minimum contribution requirements established by government funding and taxing authorities are met. We expect to make contributions of $0.8 million to the plans in 2023.
Supplemental Retirement Plans
We have three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers certain current and retired employees and further employee contributions to this plan were suspended on August 5, 2011. The liability for the third plan and interest thereon is included in accrued employee compensation and long-term liabilities were both zero at December 31, 2022, and both zero at December 31, 2021. The accumulated benefit obligations of the first two plans at December 31, 2022 and December 31, 2021 were both $0.3 million, and are included in accrued liabilities.

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

Note 14. Income Taxes
Our pre-tax income attributable to foreign operations was not material. The provision for income tax expense consisted of the following:

	(In thousands) Years Ended December 31,
	2022	2021	2020
Current tax expense
Federal	$12,902	$31,171	$2,525
State	1,023	2,829	(459)
	13,925	34,000	2,066
Deferred tax (benefit) expense
Federal	(8,624)	107	1,294
State	(768)	841	(553)
	(9,392)	948	741
Income tax expense	$4,533	$34,948	$2,807
We recognized net income tax benefits from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes of $0.2 million, $0.9 million, and $0.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Deferred tax (liabilities) assets were comprised of the following:

	(In thousands) December 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$627	$620
Allowance for doubtful accounts	152	269
Contract overrun reserves	952	680
Deferred compensation	234	272
Deferred revenue	943	1,570
Employment-related accruals	3,932	4,028
Environmental reserves	501	499
Federal tax credit carryforwards	133	133
Inventory reserves	3,572	2,957
Operating lease liabilities	8,672	8,145
Pension obligation	28	1,550
Federal and state net operating loss carryforwards	3,397	4,243
Research expenses	10,620	—
State tax credit carryforwards	6,974	7,123
Stock-based compensation	2,420	2,584
Other	1,525	2,503
Total gross deferred tax assets	44,682	37,176
Valuation allowance	(7,548)	(7,718)
Total gross deferred tax assets, net of valuation allowance	37,134	29,458
Deferred tax liabilities:
Depreciation	(11,286)	(11,986)
Goodwill	(8,630)	(6,557)
Intangibles	(18,310)	(20,337)
Interest rate hedge	(3,359)	—
Operating lease right-of-use assets	(8,346)	(7,931)
Prepaid insurance	(609)	(534)
Other	(547)	(840)
Total gross deferred tax liabilities	(51,087)	(48,185)
Net deferred tax liabilities	$(13,953)	$(18,727)
We have federal and state tax net operating losses of $11.4 million and $17.3 million, respectively, as of December 31, 2022. The federal net operating losses acquired from the acquisition of Nobles are subject to an annual limitation under Internal Revenue Code Section 382; however, we expect to fully realize them under ASC Subtopic 740-10 before they begin to expire in 2036. The state net operating loss carryforwards include $10.6 million that is not expected to be realized due to various limitations and has been reduced by a valuation allowance. If not realized, the state net operating loss carryforwards, depending on the tax jurisdiction, will begin to expire between 2027 and 2038.
We have federal and state tax credit carryforwards of $0.1 million and $10.9 million, respectively, as of December 31, 2022. A valuation allowance of $8.8 million has been provided on state tax credit carryforwards that are not expected to be realized under ASC Subtopic 740-10. If not realized, the federal tax carryforwards will begin to expire in 2032 and state tax credit carryforwards, depending on the tax jurisdiction, will begin to expire between 2023 and 2037.
We believe it is more likely than not that we will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation between the statutory and effective tax rates were as follows:

	Years Ended December 31,
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	4.0	3.1	4.6
Foreign derived intangible income deduction	(0.9)	—	(0.4)
Stock-based compensation expense	(0.6)	(0.5)	(1.4)
Research and development tax credits (1)	(14.8)	(3.0)	(13.8)
Other tax credits	(0.1)	—	(0.3)
Changes in valuation allowance	(0.5)	(1.0)	(0.4)
Non-deductible book compensation expenses	4.4	0.7	3.3
Changes in deferred tax assets	(0.2)	—	(0.2)
Changes in tax reserves	—	0.2	(4.6)
Other	1.3	—	1.0
Effective income tax rate	13.6%	20.5%	8.8%
(1)For 2020, (3.4)% is additional research and development tax credits related to 2019.
Our total amount of unrecognized tax benefits was $4.9 million, $4.4 million, and $4.1 million at December 31, 2022, 2021, and 2020, respectively. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of December 31, 2022, 2021, and 2020 were not significant. If recognized, $2.5 million would affect the effective income tax rate. As a result of statute of limitations set to expire in 2023, we expect decreases to our unrecognized tax benefits of approximately $0.6 million in the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	(In thousands) Years Ended December 31,
	2022	2021	2020
Balance at January 1,	$4,435	$4,069	$5,663
Additions for tax positions related to the current year	1,177	562	418
Additions for tax positions related to prior years	15	180	157
Reductions for tax positions related to prior years	(13)	—	—
Reductions for lapse of statute of limitations	(670)	(376)	(2,169)
Balance at December 31,	$4,944	$4,435	$4,069
We file U.S. Federal and state income tax returns. We are subject to examination by the Internal Revenue Service (“IRS”) for tax years after 2018 and by state taxing authorities for tax years after 2017. While we are no longer subject to examination prior to those periods, carryforwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a subsequent period. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.
In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that provided tax relief to individuals and businesses affected by the coronavirus pandemic. We considered the provisions of the CARES Act and determined they do not have a material impact on our overall income taxes. We utilized the option to defer payment of the employer portion of payroll taxes (Social Security) that would otherwise be required to be made during the period beginning March 27, 2020 to December 31, 2020. As such, as of December 31, 2020, we deferred payment of income tax deductions related to payroll taxes of $6.1 million and recorded the related deferred tax asset of $1.4 million, which was included as part of the net deferred income taxes on the consolidated balance sheet. We were required to and made the payments for 50% of the deferred payroll taxes by December 31, 2021. We were required to and made the payments for the remaining 50% of the deferred payroll taxes by December 31, 2022.
The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years (for U.S.-based research). As of December 31, 2022, we recorded an increase to income taxes payable of approximately $10.6 million and a decrease to net deferred tax liabilities of a similar amount. We are monitoring legislation for any further changes to Section 174 and the potential impact to our financial statements in 2023.
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
Note 15. Commitments and Contingencies
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Bernardino. We received service of process of this complaint in January 2021. The complaint alleges violations of California’s wage and hour laws relating to our current and former employees and seeks attorney’s fees and penalties. We vigorously refuted and defended these claims, and reached a tentative settlement of $0.8 million during the fourth quarter 2021, which was subject to court approval. Thus, we recorded accrued liabilities of $0.8 million as of December 31, 2021. During the second quarter of 2022, additional factual information was identified resulting in an increase in the amount of the tentative settlement to $0.9 million. Therefore, we recorded an additional accrued liabilities of $0.1 million for a total accrued liabilities amount of $0.9 million as of the end of the second quarter of 2022 and remained unchanged as of December 31, 2022 as we were awaiting final court approval of this settlement. Subsequent to December 31, 2022, we received final court approval and paid the $0.9 million on January 17, 2023.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for its estimated liability for such investigation and corrective action of $1.5 million as of both December 31, 2022 and December 31, 2021, which is reflected in other long-term liabilities on our consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million as of both December 31, 2022 and December 31, 2021, which is reflected in other long-term liabilities on our consolidated balance sheets. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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
Our insurance covers damage, up to a capped amount, to the facility, equipment, unfinished inventory, and other assets at replacement cost, finished goods inventory at selling price, as well as business interruption, third party property damage, and recovery related expenses caused by the fire, less our per claim deductible. The anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. The anticipated insurance recoveries in excess of net book value of the damaged operating assets and business interruption will not be recorded until all contingencies related to our claim have been resolved. During the year ended December 31, 2020, $0.8 million of revenue and $0.5 million of related cost of sales were reversed for revenue previously recognized using the over time method as the revenue recognition process for these items were deemed to be interrupted as a result of these inventory items being damaged. Also during the year ended December 31, 2020, we wrote off property and equipment and tooling with an aggregate total net book value of $7.1 million and inventory on hand of $3.4 million that were damaged by the fire. The related anticipated insurance recoveries were also presented within the same financial statement line item in the consolidated statements of income resulting in no net impact, with the anticipated insurance recoveries receivable included as part of other current assets on the consolidated balance sheets. During the year ended December 31, 2022, we received insurance recoveries in aggregate total of $5.4 million for business interruption and since the contingencies related to this amount are deemed to be resolved, we recorded this amount as other income. In addition, during the year ended December 31, 2022, we received insurance recoveries of $1.0 million for property and equipment and tooling damage and since the contingencies related to property and equipment and tooling were not deemed to be resolved, we did not recognize it as other income during the year ended December 31, 2022. Further, as of December 31, 2022, we have received $13.5 million of general insurance recoveries, all during 2020. The timing of and the remaining amounts of insurance recoveries, including for business interruption, are not known at this time.
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

Note 16. Major Customers and Concentrations of Credit Risk
We provide proprietary products and services to the Department of Defense and various United States Government agencies, and most of the aerospace and aircraft manufacturers who receive contracts directly from the U.S. Government as an original equipment manufacturer (“Primes”). In addition, we also service technology-driven markets in the industrial, medical and other end-use markets. As a result, we have significant net revenues from certain customers. Accounts receivable were diversified over a number of different commercial, military and space programs and were made by both operating segments. Net revenues from our top ten customers, including The Boeing Company (“Boeing”), General Dynamics Corporation (“GD”), Lockheed Martin Corporation (“Lockheed Martin”), Northrop Grumman Corporation (“Northrop”), Raytheon Technologies Corporation (“Raytheon”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and Viasat, Inc. (“Viasat”), represented the following percentages of total net revenues:

	Years Ended December 31,
	2022	2021	2020
Boeing	6.7%	7.8%	10.5%
GD	5.7%	3.0%	2.5%
Lockheed Martin	3.5%	4.4%	5.0%
Northrop	5.7%	7.1%	9.1%
Raytheon	21.6%	24.4%	20.9%
Spirit	5.7%	3.8%	3.3%
Viasat	5.4%	2.6%	1.7%
Top ten customers (1)	61.4%	61.1%	61.1%
(1) Includes Boeing, GD, Lockheed Martin, Northrop, Raytheon, and Spirit for 2022, 2021, and 2020, and Viasat for 2022 and 2021.
Boeing, GD, Lockheed Martin, Northrop, Raytheon, Spirit, and Viasat represented the following percentages of total accounts receivable:

	December 31,
	2022	2021
Boeing	3.8%	3.5%
GD	3.4%	4.0%
Lockheed Martin	1.0%	0.4%
Northrop	13.0%	10.9%
Raytheon	16.2%	17.8%
Spirit	1.0%	0.7%
Viasat	10.3%	4.3%
In 2022, 2021 and 2020, net revenues from foreign customers based on the location of the customer were $60.7 million, $43.6 million and $58.5 million, respectively. No net revenues from a foreign country were greater than 3.0% of total net revenues in 2022, 2021, and 2020. We have manufacturing facilities in Thailand and Mexico. Our net revenues, profitability and identifiable long-lived assets attributable to foreign revenues activity were not material compared to our net revenues, profitability and identifiable long-lived assets attributable to our domestic operations during 2022, 2021, and 2020. We are not subject to any significant foreign currency risks as all our sales are made in United States dollars.

Note 17. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, Electronic Systems and Structural Systems, each of which is an operating segment as well as a reportable segment.
Financial information by reportable segment was as follows:

	(In thousands) Years Ended December 31,
	2022	2021	2020
Net Revenues
Electronic Systems	$440,638	$412,648	$392,633
Structural Systems	271,899	232,765	236,308
Total Net Revenues	$712,537	$645,413	$628,941
Segment Operating Income (Loss) (1)
Electronic Systems	$49,876	$57,629	$51,894
Structural Systems	17,225	20,234	19,584
	67,101	77,863	71,478
Corporate General and Administrative Expenses (2)	(27,313)	(28,982)	(25,972)
Operating Income	$39,788	$48,881	$45,506
Depreciation and Amortization Expenses
Electronic Systems	$13,974	$13,823	$14,038
Structural Systems	17,212	14,331	14,559
Corporate Administration	235	235	253
Total Depreciation and Amortization Expenses	$31,421	$28,389	$28,850
Capital Expenditures
Electronic Systems	$10,717	$7,471	$5,037
Structural Systems	8,834	8,463	8,570
Corporate Administration	—	—	—
Total Capital Expenditures	$19,551	$15,934	$13,607
(1)The results for 2021 include MagSeal’s results of operations which have been included in our consolidated statements of income since the date of acquisition as part of the Structural Systems segment. See Note 2.
(2)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets for 2022 and 2021:

	(In thousands) December 31,
	2022	2021
Total Assets
Electronic Systems	$543,298	$490,814
Structural Systems	410,565	408,118
Corporate Administration	67,643	79,803
Total Assets	$1,021,506	$978,735
Goodwill and Intangibles
Electronic Systems	$182,501	$191,789
Structural Systems	148,107	153,669
Total Goodwill and Intangibles	$330,608	$345,458
In December 2021, we acquired 100.0% of the outstanding equity interests of MagSeal for an original purchase price of $69.5 million, net of cash acquired. We allocated the final gross purchase price of $70.9 million to the assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill. See Note 2.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
(Dollars in thousands)
SCHEDULE II

Description	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Deductions/(Recoveries)	Other(1)	Balance at End of Period
2022
Allowance for Credit Losses	$1,098	$(74)	$435	$—	$589
Valuation Allowance on Deferred Tax Assets	$7,718	$(170)	$—	$—	$7,548
2021
Allowance for Credit Losses	$1,552	$227	$681	$—	$1,098
Valuation Allowance on Deferred Tax Assets	$9,330	$(1,612)	$—	$—	$7,718
2020
Allowance for Credit Losses	$1,321	$231	$—	$—	$1,552
Valuation Allowance on Deferred Tax Assets	$9,375	$(111)	$—	$66	$9,330
(1) Includes opening balance of Nobles Worldwide, Inc. acquired in October 2019.

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
3.3 Amended and Restated Bylaws of Ducommun Incorporated, dated as of November 4, 2022.
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
*10.18 Form of Performance Stock Unit Cash-Based Long-Term Incentive Award Agreement for 2022 and after. Incorporated by reference to Exhibit 10.20 to Form 10-Q for the period ended July 2, 2022.
*10.19 Form of Performance Restricted Stock Unit Cash-Based Long-Term Incentive Award Agreement for 2022 and after. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the period ended July 2, 2022.
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
*10.25 Retirement and Release Agreement dated November 29, 2021 between Ducommun Incorporated and Rosalie F. Rogers. Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2021.

Exhibit
No.        Description
10.26    Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

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

DUCOMMUN INCORPORATED

Date: February 16, 2023	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2023.

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