Form 10-Q
period 2023-04-01
DUCOMMUN INC /DE/
filed 2023-05-04
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2023, the registrant had 12,244,451 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include words such as “could,” “may,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “expect,” “would,” or similar expressions. These statements are based on the beliefs and assumptions of our management at the time such statements are made. Generally, forward-looking statements include information concerning our possible or assumed future actions, events or results of operations. Forward-looking statements specifically include, without limitation, the information in this Form 10-Q regarding: future sales, earnings, cash flow, uses of cash and other measures of financial performance, projections or expectations for future operations, including costs to complete contracts, goodwill impairment evaluations, unrecognized tax benefits and effective tax rate, environmental remediation costs, insurance recoveries, industry trends and expectations, including ramp up times for build rates, our plans with respect to restructuring activities, completed acquisitions, future acquisitions and dispositions and expected business opportunities that may be available to us.
Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. We cannot guarantee future results, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” contained within Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”).
There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, some factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Risk Factors contained within Part I, Item 1A of our Form 10-K and the following:
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	April 1, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$17,115	$46,246
Accounts receivable, net of allowance for credit losses of $905 and $589 at April 1, 2023 and December 31, 2022, respectively	95,774	103,958
Contract assets	194,316	191,290
Inventories	193,999	171,211
Production cost of contracts	5,368	5,693
Other current assets	8,803	8,938
Total Current Assets	515,375	527,336
Property and Equipment, Net of Accumulated Depreciation of $175,670 and $171,507 at April 1, 2023 and December 31, 2022, respectively	107,038	106,225
Operating Lease Right-of-Use Assets	37,204	34,632
Goodwill	203,407	203,407
Intangibles, Net	123,576	127,201
Other Assets	19,478	22,705
Total Assets	$1,006,078	$1,021,506
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$98,879	$90,143
Contract liabilities	39,682	47,068
Accrued and other liabilities	28,800	48,820
Operating lease liabilities	7,745	7,155
Current portion of long-term debt	6,250	6,250
Total Current Liabilities	181,356	199,436
Long-Term Debt, Less Current Portion	239,128	240,595
Non-Current Operating Lease Liabilities	30,831	28,841
Deferred Income Taxes	12,250	13,953
Other Long-Term Liabilities	14,129	12,721
Total Liabilities	477,694	495,546
Commitments and Contingencies (Notes 8, 10)
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 12,231,704 and 12,106,285 shares issued and outstanding at April 1, 2023 and December 31, 2022, respectively	122	121
Additional Paid-In Capital	111,322	112,042
Retained Earnings	411,283	406,052
Accumulated Other Comprehensive Income	5,657	7,745
Total Shareholders’ Equity	528,384	525,960
Total Liabilities and Shareholders’ Equity	$1,006,078	$1,021,506
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net Revenues	$181,191	$163,481
Cost of Sales	144,424	131,006
Gross Profit	36,767	32,475
Selling, General and Administrative Expenses	26,225	23,352
Restructuring Charges	4,170	—
Operating Income	6,372	9,123
Interest Expense	(4,219)	(2,402)
Other Income	3,886	3,000
Income Before Taxes	6,039	9,721
Income Tax Expense	808	1,622
Net Income	$5,231	$8,099
Earnings Per Share
Basic earnings per share	$0.43	$0.68
Diluted earnings per share	$0.42	$0.66
Weighted-Average Number of Common Shares Outstanding
Basic	12,195	11,989
Diluted	12,538	12,328
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net Income	$5,231	$8,099
Other Comprehensive Income, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $13 and $36 for the three months ended April 1, 2023 and April 2, 2022, respectively	42	110
Change in net unrealized (losses) gains on cash flow hedges, net of tax of $662 and $1,509 for the three months ended April 1, 2023 and April 2, 2022, respectively	(2,130)	4,903
Other Comprehensive (Loss) Income, Net of Tax	(2,088)	5,013
Comprehensive Income	$3,143	$13,112
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	11,925,087	$119	$104,253	$377,263	$(7,033)	$474,602
Net income	—	—	—	8,099	—	8,099
Other comprehensive income, net of tax	—	—	—	—	5,013	5,013
Employee stock purchase plan	31,686	—	1,386	—	—	1,386
Stock options exercised	48,119	1	1,444	—	—	1,445
Stock awards vested	117,387	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(89,334)	(1)	(4,428)	—	—	(4,429)
Stock-based compensation	—	—	1,590	—	—	1,590
Balance at April 2, 2022	12,032,945	$120	$104,244	$385,362	$(2,020)	$487,706

Balance at December 31, 2022	12,106,285	$121	$112,042	$406,052	$7,745	$525,960
Net income	—	—	—	5,231	—	5,231
Other comprehensive income, net of tax	—	—	—	—	(2,088)	(2,088)
Employee stock purchase plan	26,833	—	1,307	—	—	1,307
Stock options exercised	25,561	—	737	—	—	737
Stock awards vested	173,249	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(100,224)	(1)	(5,479)	—	—	(5,480)
Stock-based compensation	—	—	2,717	—	—	2,717
Balance at April 1, 2023	12,231,704	$122	$111,322	$411,283	$5,657	$528,384
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash Flows from Operating Activities
Net Income	$5,231	$8,099
Adjustments to Reconcile Net Income to
Net Cash Used in Operating Activities:
Depreciation and amortization	7,989	7,768
Non-cash operating lease cost	1,967	1,842
Inventory write down and property and equipment impairment due to restructuring	428	—
Stock-based compensation expense	3,081	1,590
Deferred income taxes	(1,055)	93
Provision for (recovery of) credit losses	316	(307)
Recognition of insurance recoveries	(3,886)	—
Other	221	139
Changes in Assets and Liabilities:
Accounts receivable	7,868	(10,236)
Contract assets	(3,026)	(10,766)
Inventories	(22,788)	(8,857)
Production cost of contracts	(299)	(371)
Other assets	352	504
Accounts payable	9,117	8,540
Contract liabilities	(7,386)	(4,236)
Operating lease liabilities	(1,866)	(1,615)
Accrued and other liabilities	(15,192)	(11,038)
Net Cash Used in Operating Activities	(18,928)	(18,851)
Cash Flows from Investing Activities
Purchases of property and equipment	(5,362)	(4,825)
Proceeds from sale of assets	—	51
Net Cash Used in Investing Activities	(5,362)	(4,774)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	7,500	—
Repayments of senior secured revolving credit facility	(7,500)	—
Repayments of term loans	(1,562)	(31,750)
Repayments of other debt	(86)	(83)
Net cash paid upon issuance of common stock under stock plans	(3,193)	(1,598)
Net Cash Used in Financing Activities	(4,841)	(33,431)
Net Decrease in Cash and Cash Equivalents	(29,131)	(57,056)
Cash and Cash Equivalents at Beginning of Period	46,246	76,316
Cash and Cash Equivalents at End of Period	$17,115	$19,260
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
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun,” the “Company,” “we,” “us” or “our”), after eliminating intercompany balances and transactions. The December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
Our significant accounting policies were described in Part IV, Item 15(a)(1), “Note 1. Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The financial information included in this Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the 2022 Form 10-K.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Form 10-Q. The results of operations for the three months ended April 1, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
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
Subsequent Event
On April 25, 2023, subsequent to our quarter ended April 1, 2023, we completed the acquisition of BLR Aerospace, L.L.C. (“BLR”). The purchase price for BLR was $115.0 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. We utilized the 2022 Revolving Credit Facility to complete the acquisition.

Supplemental Cash Flow Information

	(Dollars in thousands)
	Three Months Ended
	April 1, 2023	April 2, 2022
Interest paid	$4,010	$2,186
Taxes paid, net	$8,167	$10
Non-cash activities:
Purchases of property and equipment not paid	$814	$1,576
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars in thousands, except per share data)
	Three Months Ended
	April 1, 2023	April 2, 2022
Net income	$5,231	$8,099
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	12,195	11,989
Dilutive potential common shares	343	339
Diluted weighted-average common shares outstanding	12,538	12,328
Earnings per share
Basic	$0.43	$0.68
Diluted	$0.42	$0.66
Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)
	Three Months Ended
	April 1, 2023	April 2, 2022
Stock options and stock units	28	7
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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended April 1, 2023.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, and we classify as Level 1. See Fair Value above.

Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements with an aggregate notional amount of $150.0 million, all with an effective date of January 1, 2024 (“Forward Interest Rate Swaps”) to manage our exposure to interest rate movements on a portion of our debt. As such, at the time we entered into the Forward Interest Rate Swaps, there was a high probability of forecasted interest payments on our debts occurring and the swaps are highly effective in offsetting those interest payments and therefore, we elected to apply cash flow hedge accounting. In July 2022, as a result of refinancing all our existing debt, which allows borrowing based on a Secured Overnight Financing Rate (“SOFR”), we were required to complete an amendment of the Forward Interest Rate Swaps from One Month London Interbank Offered Rate (“LIBOR”) to One Month Term SOFR (“Amended Forward Interest Rate Swaps”), which occurred on the same day. After the transition of the Forward Interest Rate Swaps and debt to SOFR was completed, we determined the hedging relationship was still highly effective as of the amendment date. See Note 7. As of April 1, 2023, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedged item. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the condensed consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. Since the Amended Forward Interest Rate Swaps are not effective until January 1, 2024, we only record the changes in fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges. As such, during the three months ended April 1, 2023 and April 2, 2022, we recorded the unrealized gain (loss) to other comprehensive income (loss) of $(2.1) million and $4.9 million, respectively, and the associated change to other current assets, other assets, and deferred income taxes.
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, as reflected on the condensed consolidated balance sheets under the equity section, was comprised of cumulative pension and retirement liability adjustments, net of tax, and change in net unrealized gains and losses on cash flow hedges, net of tax.
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
Net cumulative catch up adjustments on gross profit recorded were not material for both the three months ended April 1, 2023 and April 2, 2022.
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
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the condensed consolidated balance sheets. As of April 1, 2023 and December 31, 2022, provision for estimated losses on contracts were $5.3 million and $3.9 million, respectively.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of April 1, 2023 and December 31, 2022, production cost of contracts were $5.4 million and $5.7 million, respectively.

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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	April 1, 2023	December 31, 2022
Contract assets	$194,316	$191,290
Contract liabilities	$39,682	$47,068
The increase in our contract assets as of April 1, 2023 compared to December 31, 2022 was primarily due to a net increase of products in work in process in the current period.
The decrease in our contract liabilities as of April 1, 2023 compared to December 31, 2022 was primarily due to a net decrease of advance or progress payments received from our customers in the current period. We recognized $8.1 million of the contract liabilities as of December 31, 2022 as revenues during the three months ended April 1, 2023.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of April 1, 2023 totaled $874.0 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2024 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)
	Three Months Ended
	April 1 2023	April 2, 2022
Consolidated Ducommun
Military and space	$96,440	$99,334
Commercial aerospace	73,050	54,075
Industrial	11,701	10,072
Total	$181,191	$163,481

Electronic Systems
Military and space	$73,327	$71,820
Commercial aerospace	20,598	15,574
Industrial	11,701	10,072
Total	$105,626	$97,466

Structural Systems
Military and space	$23,113	$27,514
Commercial aerospace	52,452	38,501
Total	$75,565	$66,015
Government Grant
In November 2021, we were awarded an Aviation Manufacturing Jobs Protection Program grant from the U.S. Department of Transportation (“AMJPP Grant”) of $4.0 million. As part of the award, we had to meet, and did complete, certain requirements over a six month performance period from November 2021 to May 2022. As of December 31, 2022, we had received the entire $4.0 million grant balance, $2.0 million of which was received during 2021 and the remainder during 2022. We recorded no reduction to cost of sales or selling, general and administrative expenses during the three months ended April 1, 2023, and $1.8 million and $0.2 million as a reduction of cost of sales and selling, general and administrative expenses, respectively, during the three months ended April 2, 2022. As of December 31, 2022, the requirements under the AMJPP Grant were completed and the entire $4.0 million awarded were received and thus, we also recorded the entire aggregate total of $3.6 million and $0.4 million as a reduction of cost of sales and selling, general and administrative expenses, respectively.
Recent Accounting Pronouncements
Recently Issued Accounting Standards
In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”), which defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Since we adopted ASU 2020-04 during 2022, ASU 2022-06 will not have a material impact on our condensed consolidated financial statements. See Note 7.

Note 2. Business Combinations
On March 20, 2023, we entered into a definitive securities purchase agreement to acquire 100.0% of the outstanding equity interests of BLR Aerospace, L.L.C. (“BLR”), a privately-held leading provider of aerodynamic systems that enhance the productivity, performance, and safety of rotary and fixed-wing aircraft on commercial and military platforms. BLR is located in Everett, Washington. The acquisition of BLR adds to our strategy to diversify and offer more customized, value-driven engineered products with aftermarket opportunities. The purchase price for the transaction is $115.0 million, net of cash acquired, subject to adjustments for working capital. BLR will be a part of our Structural Systems segment.
Subsequent to the quarter ended April 1, 2023, we completed the acquisition of BLR on April 25, 2023. The purchase price for BLR was $115.0 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. We utilized the 2022 Revolving Credit Facility to complete the acquisition.
In December 2021, we acquired 100.0% of the outstanding equity interests of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”), a privately-held leading provider of high-impact, military-proven magnetic seals for critical systems in aerospace and defense applications, offering sealing solutions that are engineered to perform in high-speed, high-vibration, and other challenging environments. MagSeal is located in Warren, Rhode Island. The acquisition of MagSeal continued the advancement our strategy to diversify and offer more customized, value-driven engineered products with aftermarket opportunities.
The original purchase price for MagSeal was $69.5 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $71.3 million in cash upon the closing of the transaction. Subsequent to the closing of the transaction, during the three months ended July 2, 2022, as part of finalizing the working capital adjustment, we received $0.4 million back from the seller which lowered the purchase price to $69.1 million, net of cash acquired. We allocated the final gross purchase price of $70.9 million to the assets acquired and liabilities assumed at their estimated fair values. The estimated fair value of the assets acquired included $30.1 million of intangible assets, $4.5 million of inventories, $2.1 million of accounts receivable, $1.5 million of operating lease right-of-use assets, $0.5 million of property and equipment, $0.1 million of other current assets, and $2.3 million of liabilities assumed. The excess of the purchase price over the aggregate fair values of the net assets acquired and liabilities assumed of $32.6 million was recorded as goodwill. The intangible assets acquired were comprised of $24.8 million for customer relationships, $0.6 million for backlog, and $4.7 million for trade name, and were assigned an estimated useful life of 19 years, two years, and indefinite, respectively. All the goodwill was assigned to the Structural Systems segment. The MagSeal acquisition, for tax purposes, was deemed an asset acquisition and thus, was deductible for income tax purposes.
MagSeal’s results of operations have been included in our condensed consolidated statements of income since the date of acquisition as part of the Structural Systems segment and were immaterial since the date of acquisition. Pro forma results of operations of the MagSeal acquisition have not been presented as the effect of the MagSeal acquisition was not material to our financial results.

Note 3. Restructuring Activities
Summary of 2022 Restructuring Plan
In April 2022, management approved and commenced a restructuring plan that will better position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. During the three months ended April 1, 2023, we recorded total charges of $4.2 million. Cumulative through the three months ended

April 1, 2023, we recorded aggregate total charges of $10.9 million ($0.5 million of which was recorded as cost of sales). As of April 1, 2023, we estimate the remaining amount of charges related to this initiative will be $8.0 million to $12.0 million in total pre-tax restructuring charges through 2023. Of these charges, we estimate $6.0 million to $9.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $2.0 million to $3.0 million to be non-cash charges for impairment of long-lived assets.
In the Electronics Systems segment, we recorded $1.7 million, $0.1 million, and $0.1 million during the three months ended April 1, 2023, for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, and other restructuring charges, respectively. Cumulative through the three months ended April 1, 2023, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, and other restructuring charges of $5.2 million, $0.4 million, and $0.1 million, respectively.
In the Structural Systems segment, we recorded $1.7 million, $0.3 million, and $0.3 million during the three months ended April 1, 2023 for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, and other restructuring charges, respectively. Cumulative through the three months ended April 1, 2023, we recorded total charges for inventory write down that was classified as cost of sales, severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, impairment of property and equipment that was classified as restructuring charges, and other restructuring charges of $0.5 million, $3.3 million, $0.8 million, $0.3 million, and $0.3 million, respectively.
Our restructuring activities during the three months ended April 1, 2023 were as follows (in thousands):

	December 31, 2022	Three Months Ended April 1, 2023				April 1, 2023
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$2,799	$3,367	$(1,377)	$—	$—	$4,789
Property and equipment accelerated depreciation due to restructuring	—	427	—	(427)	—	—
Property and equipment impairment due to restructuring	—	—	—	—	—	—
Other	—	376	(376)	—	—	—
Ending balance	$2,799	$4,170	$(1,753)	$(427)	$—	$4,789
The restructuring activities accrual for severance and benefits of $4.8 million as of April 1, 2023 was included as part of accrued and other liabilities.

Note 4. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	April 1, 2023	December 31, 2022
Raw materials and supplies	$166,375	$143,495
Work in process	23,774	23,799
Finished goods	3,850	3,917
Total	$193,999	$171,211

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
No material adverse factors/changes have occurred since the fourth quarter of 2022 that would require us to perform another qualitative or quantitative assessment. As such, for the first quarter of 2023, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$85,972	$285,129
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2022	$117,435	$85,972	$203,407
Balance at April 1, 2023	$117,435	$85,972	$203,407

Note 6. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	April 1, 2023	December 31, 2022
Accrued compensation	$20,228	$28,785
Accrued income tax and sales tax	3,898	10,478
Other	4,674	9,557
Total	$28,800	$48,820

Note 7. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	April 1, 2023	December 31, 2022
Term loans	$246,875	$248,438
Total debt	246,875	248,438
Less current portion	(6,250)	(6,250)
Total long-term debt, less current portion	240,625	242,188
Less debt issuance costs - term loans	(1,497)	(1,593)
Total long-term debt, net of debt issuance costs - term loans	$239,128	$240,595
Debt issuance costs - revolving credit facility (1)	$2,139	$2,265
Weighted-average interest rate	6.50%	4.36%
(1) Included as part of other assets.
In July 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively are the new credit facilities (“2022 Credit Facilities”).

The 2022 Term Loan bears interest, at our option, at a rate equal to either (i) Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin ranging from 1.375% to 2.375% per year or (ii) Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] Term SOFR plus 1.00%, and if the Base Rate is less than zero percent, it will be deemed zero percent) plus an applicable margin ranging from 0.375% to 1.375% per year, in each case based upon the consolidated total net adjusted leverage ratio. Interest payments are typically paid either on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. The required quarterly amortization payments began in the fourth quarter of 2022.
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
In December 2019, we completed the refinancing of a portion of then our existing debt by entering into a new revolving credit facility (“2019 Revolving Credit Facility”) to replace the then existing revolving credit facility that was entered into in November 2018 (“2018 Revolving Credit Facility”) and entered into a new term loan (“2019 Term Loan”). The 2019 Revolving Credit Facility was a $100.0 million senior secured revolving credit facility that would have matured on December 20, 2024 and replaced the $100.0 million 2018 Revolving Credit Facility that would have matured on November 21, 2023. The 2019 Term Loan was a $140.0 million senior secured term loan that would have matured on December 20, 2024. We also had a then existing $240.0 million senior secured term loan that was entered into in November 2018 that would have matured on November 21, 2025 (“2018 Term Loan”). The original amounts available under the 2019 Revolving Credit Facility, 2019 Term Loan, and 2018 Term Loan (collectively, the “Existing Credit Facilities”) in aggregate, totaled $480.0 million at that time.
The 2019 Term Loan bore interest, at our option, at a rate equal to either (i) the Eurodollar Rate (defined as the London Interbank Offered Rate [“LIBOR”]) plus an applicable margin ranging from 1.50% to 2.50% per year or (ii) the Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] the Eurodollar Rate plus 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per year, in each case based upon the consolidated total net adjusted leverage ratio, typically payable quarterly. In addition, the 2019 Term Loan required amortization payments of 1.25% of the original outstanding principal balance of the 2019 Term Loan amount on a quarterly basis, on the last day of the calendar quarter. For the three months ended April 1, 2023 and April 2, 2022, we made the required quarterly amortization payments on the 2022 Term Loan and 2019 Term Loan of $1.6 million and $1.8 million, respectively.
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
However, since we were paying down on the term loans during the three months ended April 2, 2022, we were required to pay down on the 2019 Term Loan and 2018 Term Loan on a pro-rata basis and thus, we paid down $13.0 million and $17.0 million on the 2019 Term Loan and 2018 Term Loan, respectively, for an aggregate total pay down of $30.0 million. During the three months ended April 1, 2023 and April 2, 2022, we made no other voluntary prepayments on our debt.
As of April 1, 2023, we had $199.8 million of unused borrowing capacity under the 2022 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
As of April 1, 2023, we were in compliance with all covenants required under the 2022 Credit Facilities.
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
Subsequent to the quarter ended April 1, 2023, we completed the acquisition of BLR on April 25, 2023. The purchase price for BLR was $115.0 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. We utilized the 2022 Revolving Credit Facility to complete the acquisition. See Note 2 for further information.
In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. The Forward Interest Rate Swaps were deemed to be highly effective upon entering into the derivative contracts and thus, hedge accounting treatment was utilized. Since the Amended Forward Interest Rate Swaps (as defined below) are not effective until January 1, 2024, we only record the changes in fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges. As such, during the three months ended April 1, 2023 and April 2, 2022, we recorded the unrealized gain (loss) to other comprehensive income (loss) of $(2.1) million and $4.9 million, respectively, and the associated change to other current assets, other assets, and deferred income taxes. See Note 1 for further information.
In July 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of the Forward Interest Rate Swaps (“Amended Forward Interest Rate Swaps”). The Forward Interest Rate Swaps were based on U.S. dollar-one month LIBOR and were amended to be based on one month Term SOFR as borrowings using LIBOR are no longer available under the 2022 Credit Facilities. Since this was an amendment of just the reference rate as a result of the cessation of LIBOR, utilizing the guidance under ASU 2020-04, we determined the Amended Forward Interest Rate Swaps as of the amendment date to continue to be highly effective. The Amended Forward Interest Rate Swaps weighted average fixed rate is 1.7%, as a result of the difference between U.S. dollar-one month LIBOR and one month Term SOFR.

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
We recorded income tax expense of $0.8 million for the three months ended April 1, 2023 compared to $1.6 million for the three months ended April 2, 2022. The decrease in income tax expense for the first quarter of 2023 compared to the first quarter of 2022 was primarily due to lower pre-tax income in the first quarter of 2023 compared to the first quarter of 2022 and higher discrete tax benefits recognized in the first quarter of 2023 for net tax windfalls related to stock-based compensation compared to the first quarter of 2022. The decrease in income tax expense was partially offset by lower income tax benefits recognized in the first quarter of 2023 related to the U.S. Federal research and development tax credit compared to the first quarter of 2022.
Our total amount of unrecognized tax benefits was $5.2 million and $4.9 million as of April 1, 2023 and December 31, 2022, respectively. If recognized, $2.6 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of April 1, 2023 and December 31, 2022 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2023, we expect decreases to our unrecognized tax benefits of approximately $0.7 million in the next twelve months.
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

Note 10. Commitments and Contingencies
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Bernardino. We received service of process of this complaint in January 2021. The complaint alleges violations of California’s wage and hour laws relating to our current and former employees and seeks attorney’s fees and penalties. We vigorously refuted and defended these claims, and reached a tentative settlement of $0.8 million during the fourth quarter 2021, which was subject to court approval. Thus, we recorded accrued liabilities of $0.8 million as of December 31, 2021. During the second quarter of 2022, additional factual information was identified resulting in an increase in the amount of the tentative settlement to $0.9 million. Therefore, we recorded an additional accrued liabilities of $0.1 million for a total accrued liabilities amount of $0.9 million as of the end of the second quarter of 2022 which remained unchanged as of December 31, 2022 as we were awaiting final court approval of this settlement. We received final court approval and paid the $0.9 million on January 17, 2023.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both April 1, 2023 and December 31, 2022, which is reflected in other long-term liabilities on our condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million as of both April 1, 2023 and December 31, 2022, which is reflected in other long-term liabilities on our condensed consolidated balance sheets. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries, however, property and equipment, inventories, and tooling in this leased facility were damaged. Our Guaymas performance center the was severely damaged was comprised of two buildings with an aggregate total of 62,000 square feet. The loss of production from the Guaymas performance center was being absorbed by our other existing performance centers, however, we have reestablished and are in the process of ramping up our manufacturing capabilities in a different leased facility with 117,000 square feet in Guaymas. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center. The cause of the fire is still undetermined and as such, there is no amount of loss that is probable and reasonably estimable at this time.
Our insurance covers damage, up to a capped amount, to the facility, equipment, unfinished inventory, and other assets at replacement cost, finished goods inventory at selling price, as well as business interruption, third party property damage, and recovery related expenses caused by the fire, less our per claim deductible. The anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. The anticipated insurance recoveries in excess of net book value of the damaged operating assets and business interruption will not be recorded until all contingencies related to our claim have been resolved. During the year ended December 31, 2020, $0.8 million of revenue and $0.5 million of related cost of sales were reversed for revenue previously recognized using the over time method as the revenue recognition process for these items were deemed to be interrupted as a result of these inventory items being damaged. Also during the year ended December 31, 2020, we wrote off property and equipment and tooling with an aggregate total net book value of $7.1 million and inventory on hand of $3.4 million that were damaged by the fire. The related anticipated insurance recoveries were also presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact, with the anticipated insurance recoveries receivable included as part of other current assets on the condensed consolidated balance sheets. During the three months ended April 1, 2023 and April 2, 2022, we received insurance recoveries of zero and $3.0 million, respectively, for business interruption and since the contingencies related to this amount were deemed to be resolved, we recorded this amount as other income. In addition, as of April 1, 2023, we have received $13.5 million of general insurance recoveries, all during 2020. During the three months ended April 1, 2023, $3.9 million of the general insurance recoveries were gain contingencies related to loss on operating assets that were deemed to be resolved and thus, we recorded this amount as other income. The timing of and the remaining amounts of insurance recoveries, including for business interruption, are not known at this time.
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

Financial information by reportable operating segment was as follows:

	(Dollars in thousands) Three Months Ended
	April 1, 2023	April 2, 2022
Net Revenues
Electronic Systems	$105,626	$97,466
Structural Systems	75,565	66,015
Total Net Revenues	$181,191	$163,481
Segment Operating Income
Electronic Systems	$10,011	$9,411
Structural Systems	4,745	4,887
	14,756	14,298
Corporate General and Administrative Expenses (1)	(8,384)	(5,175)
Total Operating Income	$6,372	$9,123
Depreciation and Amortization Expenses
Electronic Systems	$3,498	$3,506
Structural Systems	4,432	4,203
Corporate Administration	59	59
Total Depreciation and Amortization Expenses	$7,989	$7,768
Capital Expenditures
Electronic Systems	$1,851	$1,696
Structural Systems	3,130	3,372
Corporate Administration	—	—
Total Capital Expenditures	$4,981	$5,068
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(Dollars in thousands)
	April 1, 2023	December 31, 2022
Total Assets
Electronic Systems	$544,302	$543,298
Structural Systems	425,736	410,565
Corporate Administration (1)	36,040	67,643
Total Assets	$1,006,078	$1,021,506
Goodwill and Intangibles
Electronic Systems	$180,179	$182,501
Structural Systems	146,804	148,107
Total Goodwill and Intangibles	$326,983	$330,608
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
COVID-19 Pandemic Impact on Our Business
The COVID-19 pandemic had a significant impact on our overall business during the prior year three months ended April 2, 2022. As a result of the COVID-19 pandemic, precautionary measures were instituted by governments and businesses to mitigate its spread, including the imposition of travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses.
The COVID-19 pandemic and the resulting inflation, rising interest rates, supply chain issues, and other events including the war in Ukraine have contributed and continues to contribute to a general slowdown in the global economy and most significantly, the commercial aerospace end-use market. While both major large aircraft manufacturers, The Boeing Company (“Boeing”) and Airbus SE, have announced increases in build rates for 2023, the ramp up is slower than expected and below pre-pandemic levels. In its 2022 Annual Report on Form 10-K, Boeing indicated that domestic travel continues to recover from the lingering effects of the COVID-19 pandemic and will recover before international travel. However, the pace of the commercial market recovery remains impacted by government restrictions related to COVID-19, especially China. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty at this time, COVID-19 has had a significant impact on our business, the businesses of our customers and suppliers, as well as our results of operations and financial condition, and may have a material adverse impact on our business, results of operations and financial condition for 2023 and beyond.
First quarter 2023 recap:
•Net revenues of $181.2 million
•Net income of $5.2 million, or $0.42 per diluted share
•Adjusted EBITDA of $23.1 million, or 12.7% of net revenues
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, Guaymas fire related expenses, insurance recoveries related to loss on operating assets, insurance recoveries related to business interruption, and inventory purchase accounting adjustments (“Adjusted EBITDA”) were $23.1 million and $20.1 million for the three months ended April 1, 2023 and April 2, 2022, respectively.
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
•Insurance recoveries related to loss on operating assets (property and equipment, inventories, and other assets) may be useful to our investors in evaluating our core operating performance;
•Insurance recoveries related to business interruption may be useful to our investors in evaluating our core operating performance; and
•Purchase accounting inventory step-ups may be useful to our investors as they do not necessarily reflect the current or on-going cash charges related to our core operating performance.

Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands)
	Three Months Ended
	April 1, 2023	April 2, 2022
Net income	$5,231	$8,099
Interest expense	4,219	2,402
Income tax expense	808	1,622
Depreciation	3,740	3,587
Amortization	4,249	4,181
Stock-based compensation expense (1)	3,081	1,590
Restructuring charges	4,170	—
Guaymas fire related expenses	1,468	957
Insurance recoveries related to loss on operating assets	(3,886)	—
Insurance recoveries related to business interruption	—	(3,000)
Inventory purchase accounting adjustments	—	637
Adjusted EBITDA	$23,080	$20,075
% of net revenues	12.7%	12.3%
(1) The three months ended April 1, 2023 and April 2, 2022 included $0.4 million and zero, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.

Results of Operations
First Quarter of 2023 Compared to First Quarter of 2022
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended
	April 1, 2023	% of Net Revenues	April 2, 2022	% of Net Revenues
Net Revenues	$181,191	100.0%	$163,481	100.0%
Cost of Sales	144,424	79.7%	131,006	80.1%
Gross Profit	36,767	20.3%	32,475	19.9%
Selling, General and Administrative Expenses	26,225	14.5%	23,352	14.3%
Restructuring Charges	4,170	2.3%	—	—%
Operating Income	6,372	3.5%	9,123	5.6%
Interest Expense	(4,219)	(2.3)%	(2,402)	(1.5)%
Other Income	3,886	2.1%	3,000	1.8%
Income Before Taxes	6,039	3.3%	9,721	5.9%
Income Tax Expense	808	nm	1,622	nm
Net Income	$5,231	2.9%	$8,099	5.0%

Effective Tax Rate	13.4%	nm	16.7%	nm
Diluted Earnings Per Share	$0.42	nm	$0.66	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three months ended April 1, 2023 and April 2, 2022, respectively, were as follows:

	Three Months Ended
		(Dollars in thousands)		% of Net Revenues
	Change	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Consolidated Ducommun
Military and space	$(2,894)	$96,440	$99,334	53.2%	60.8%
Commercial aerospace	18,975	73,050	54,075	40.3%	33.1%
Industrial	1,629	11,701	10,072	6.5%	6.1%
Total	$17,710	$181,191	$163,481	100.0%	100.0%

Electronic Systems
Military and space	$1,507	$73,327	$71,820	69.4%	73.7%
Commercial aerospace	5,024	20,598	15,574	19.5%	16.0%
Industrial	1,629	11,701	10,072	11.1%	10.3%
Total	$8,160	$105,626	$97,466	100.0%	100.0%

Structural Systems
Military and space	$(4,401)	$23,113	$27,514	30.6%	41.7%
Commercial aerospace	13,951	52,452	38,501	69.4%	58.3%
Total	$9,550	$75,565	$66,015	100.0%	100.0%
Net revenues for the three months ended April 1, 2023 were $181.2 million, compared to $163.5 million for the three months ended April 2, 2022. The year-over-year increase was primarily due to the following:
•$19.0 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms and large aircraft platforms; partially offset by
•$2.9 million lower revenues in our military and space end-use markets due to lower build rates on military fixed-wing aircraft platforms and military rotary-wing aircraft platforms, partially offset by higher build rates on other military and space platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Boeing Company	7.6%	7.1%
General Dynamics Corporation	5.6%	5.2%
Northrop Grumman Corporation	5.2%	6.7%
Raytheon Technologies Corporation	16.4%	20.5%
Spirit AeroSystems Holdings, Inc.	7.1%	3.9%
Viasat, Inc.	5.4%	3.6%
Total top ten customers (1)	60.2%	59.5%
(1)Includes The Boeing Company (“Boeing”), General Dynamics Corporation (“GD”), Northrop Grumman Corporation (“Northrop”), Raytheon Technologies Corporation (“Raytheon”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and Viasat, Inc. (“Viasat”) for the three months ended April 1, 2023 and April 2, 2022.

Boeing, GD, Northrop, Raytheon, Spirit, and Viasat represented the following percentages of total accounts receivable:

	April 1, 2023	December 31, 2022
Boeing	4.8%	3.8%
GD	3.7%	3.4%
Northrop	8.0%	13.0%
Raytheon	11.2%	16.2%
Spirit	1.2%	1.0%
Viasat	7.6%	10.3%
The net revenues and accounts receivable from Boeing, GD, Northrop, Raytheon, Spirit, and Viasat are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues increased year-over-year with the three months ended April 1, 2023 of 20.3%, compared to the three months ended April 2, 2022 of 19.9% primarily due to favorable manufacturing volume, partially offset by unfavorable other manufacturing costs and unfavorable product mix.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $2.9 million year-over-year in the three months ended April 1, 2023 compared to the three months ended April 2, 2022 primarily due to higher professional services fees of $1.9 million, mainly due to the BLR acquisition, and higher other general and administrative expenses of $0.6 million.
Restructuring Charges
Restructuring charges increased $4.2 million year-over-year in the three months ended April 1, 2023, compared to the three months ended April 2, 2022, primarily due to the restructuring plan that was approved and commenced in April 2022 that is expected to better position us for stronger performance. See Note 3 for further information.
Interest Expense
Interest expense increased $1.8 million year-over-year in the three months ended April 1, 2023 compared to the three months ended April 2, 2022 primarily due to higher interest rates, partially offset by a lower outstanding debt balance.
Income Tax Expense
We recorded income tax expense of $0.8 million for the three months ended April 1, 2023, compared to $1.6 million for the three months ended April 2, 2022. The decrease in income tax expense for the first quarter of 2023 compared to the first quarter of 2022 was primarily due to lower pre-tax income in the first quarter of 2023 compared to the first quarter of 2022 and higher discrete tax benefits recognized for the first quarter of 2023 for net tax windfalls related to stock-based compensation compared to the first quarter of 2022. The decrease in income tax expense was partially offset by lower income tax benefits recognized in the first quarter of 2023 related to the U.S. Federal research and development tax credit compared to the first quarter of 2022.
Our total amount of unrecognized tax benefits was $5.2 million and $4.9 million as of April 1, 2023 and December 31, 2022, respectively. If recognized, $2.6 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of April 1, 2023 and December 31, 2022 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2023, we expect decreases to our unrecognized tax benefits of approximately $0.7 million in the next twelve months.
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

Net Income and Earnings per Share
Net income and earnings per share for the three months ended April 1, 2023 were $5.2 million, or $0.42 per diluted share, compared to $8.1 million, or $0.66 per diluted share, for the three months ended April 2, 2022. The decrease in net income for the three months ended April 1, 2023 compared to the three months ended April 2, 2022 was primarily due to higher restructuring charges of $4.2 million and higher SG&A expenses of $2.9 million, partially offset by higher gross profit of $4.3 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three months ended April 1, 2023 and April 2, 2022:

	Three Months Ended
	%	(Dollars in thousands)		% of Net Revenues
	Change	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net Revenues
Electronic Systems	8.4%	$105,626	$97,466	58.3%	59.6%
Structural Systems	14.5%	75,565	66,015	41.7%	40.4%
Total Net Revenues	10.8%	$181,191	$163,481	100.0%	100.0%
Segment Operating Income
Electronic Systems		$10,011	$9,411	9.5%	9.7%
Structural Systems		4,745	4,887	6.3%	7.4%
		14,756	14,298
Corporate General and Administrative Expenses (1)		(8,384)	(5,175)	(4.6)%	(3.2)%
Total Operating Income		$6,372	$9,123	3.5%	5.6%
Adjusted EBITDA
Electronic Systems
Operating Income		$10,011	$9,411
Depreciation and Amortization		3,498	3,506
Restructuring Charges		1,874	—
		15,383	12,917	14.6%	13.3%
Structural Systems
Operating Income		4,745	4,887
Depreciation and Amortization		4,432	4,203
Restructuring Charges		2,296	—
Guaymas fire related expenses		1,468	957
Inventory Purchase Accounting Adjustments		—	637
		12,941	10,684	17.1%	16.2%
Corporate General and Administrative Expenses (1)
Operating Loss		(8,384)	(5,175)
Depreciation and Amortization		59	59
Stock-Based Compensation Expense (2)		3,081	1,590
		(5,244)	(3,526)
Adjusted EBITDA		$23,080	$20,075	12.7%	12.3%
Capital Expenditures
Electronic Systems		$1,851	$1,696
Structural Systems		3,130	3,372
Corporate Administration		—	—
Total Capital Expenditures		$4,981	$5,068
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
(2)The three months ended April 1, 2023 and April 2, 2022 included $0.4 million and zero, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.
Electronic Systems
Electronic Systems net revenues in the three months ended April 1, 2023 compared to the three months ended April 2, 2022 increased $8.2 million primarily due to the following:
•$5.0 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms; and
•$1.5 million higher revenues in our military and space end-use markets due to higher build rates on other military and space platforms, partially offset by lower build rates on military fixed-wing aircraft platforms.

Electronic Systems segment operating income in the three months ended April 1, 2023 compared to the three months ended April 2, 2022 increased $0.6 million primarily due to favorable manufacturing volume, partially offset by higher restructuring charges and unfavorable product mix.
Structural Systems
Structural Systems net revenues in the three months ended April 1, 2023 compared to the three months ended April 2, 2022 increased $9.6 million primarily due to the following:
•$14.0 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms and other commercial aerospace platforms; partially offset by
•$4.4 million lower revenues in our military and space end-use markets due to lower build rates on various missile platforms and military rotary-wing aircraft platforms.
The Structural Systems segment operating income in the three months ended April 1, 2023 compared to the three months ended April 2, 2022 decreased $0.1 million primarily due to unfavorable other manufacturing costs, higher restructuring charges, and unfavorable product mix, partially offset by favorable manufacturing volume.
Subsequent to the quarter ended April 1, 2023, we completed the acquisition of BLR Aerospace, L.L.C. (“BLR”) on April 25, 2023. The purchase price for BLR was $115.0 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. We utilized the 2022 Revolving Credit Facility to complete the acquisition. See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased $3.2 million for the three months ended April 1, 2023 compared to the three months ended April 2, 2022 primarily due to higher compensation and benefits costs of $1.7 million and higher professional services fees of $1.5 million, mainly due to the BLR acquisition.
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

The decrease in backlog was primarily in the military and space end-use markets, partially offset by an increase in the commercial aerospace end-use markets. $647.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of April 1, 2023 and December 31, 2022:

	(Dollars in thousands)
	Change	April 1, 2023	December 31, 2022
Consolidated Ducommun
Military and space	$(13,036)	$444,318	$457,354
Commercial aerospace	13,966	464,058	450,092
Industrial	(1,045)	52,329	53,374
Total	$(115)	$960,705	$960,820
Electronic Systems
Military and space	$(14,850)	$346,732	$361,582
Commercial aerospace	(17,217)	108,373	125,590
Industrial	(1,045)	52,329	53,374
Total	$(33,112)	$507,434	$540,546
Structural Systems
Military and space	$1,814	$97,586	$95,772
Commercial aerospace	31,183	355,685	324,502
Total	$32,997	$453,271	$420,274

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	April 1,	December 31,
	2023	2022
Total debt, including long-term portion	$246.9	$248.4
Weighted-average interest rate on debt	6.50%	4.36%
Term Loans interest rate	6.49%	4.24%
Cash and cash equivalents	$17.1	$46.2
Unused Revolving Credit Facility	$199.8	$199.8
In July 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively are the new credit facilities (“2022 Credit Facilities”). In conjunction with the closing of the 2022 Credit Facilities, we utilized the entire $250.0 million of proceeds from the 2022 Term Loan plus our existing cash on hand to pay off our entire debt balance outstanding of $254.2 million under prior credit facilities. At the same leverage ratio, the interest rate spread in the 2022 Credit Facilities is lower than the interest rate spread under our prior credit facilities. Interest payments are typically paid either on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. Further, the undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio, typically paid on a quarterly basis, on the last business day each quarter. However, the 2022 Revolving Credit Facility does not require any principal installment payments. As of April 1, 2023, we were in compliance with all covenants required under the 2022 Credit Facilities. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
During the three months ended April 1, 2023 and April 2, 2022, we made voluntary prepayments on our existing debt in aggregate total of zero and $30.0 million, respectively. We also made the mandatory quarterly amortization payments under our existing debt during the three months ended April 1, 2023 and April 2, 2022 of $1.6 million and $1.8 million, respectively.
In April 2022, management approved and commenced a restructuring plan that will position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. As of April 1, 2023, we estimate the remaining amount of charges related to this initiative to be $8.0 million to $12.0 million in total pre-tax restructuring charges through 2023. Of these charges, we estimate $6.0 million to $9.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $2.0 million to $3.0 million to be non-cash charges for impairment of long-lived assets. On an annualized basis, we anticipate these restructuring actions will result in total cost savings of $11.0 million to $13.0 million. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
In July 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of the Forward Interest Rate Swaps (“Amended Forward Interest Rate Swaps”). The Forward Interest Rate Swaps were based on U.S. dollar-one month LIBOR and were amended to be based on one month Term SOFR as borrowings using LIBOR are no longer available under the 2022 Credit Facilities. The Amended Forward Interest Rate Swaps weighted average fixed rate is 1.7%, as a result of the difference between U.S. dollar-one month LIBOR and one month Term SOFR. See Note 1 and Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Subsequent to the quarter ended April 1, 2023, we completed the acquisition of BLR on April 25, 2023. The purchase price for

BLR was $115.0 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. We utilized the 2022 Revolving Credit Facility to complete the acquisition. See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
We expect to spend a total of $17.0 million to $19.0 million for capital expenditures in 2023 financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
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
Cash Flow Summary
Net cash used in operating activities for the three months ended April 1, 2023 was $18.9 million, essentially flat compared to $18.9 million for the three months ended April 2, 2022. The net cash used in operating activities during the first three months of 2023 was mainly due to higher inventories, lower accrued and other liabilities, and lower net income, partially offset by lower accounts receivable.
Net cash used in investing activities was $5.4 million for the three months ended April 1, 2023, compared to $4.8 million in the three months ended April 2, 2022. The higher net cash used in investing activities during the first three months of 2023 compared to the prior year period was mainly due to higher purchases of property and equipment.
Net cash used in financing activities was $4.8 million for the three months ended April 1, 2023, compared to $33.4 million for the three months ended April 2, 2022. The lower net cash used in financing activities during the first three months of 2023 was mainly due to the $30.0 million pay down on term loans in the prior year three months ended April 2, 2022.
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
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended April 1, 2023.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At April 1, 2023, we had total borrowings of $246.9 million under our 2022 Credit Facilities.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2022 for a discussion of our risk factors. There have been no material changes during the three months ended April 1, 2023 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2022.

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
2.4 Securities Purchase Agreement dated March 20, 2023, by and among BLR Aerospace, L.L.C., the Undersigned Equityholders of the Company, Crescent Capital Aerospace, L.L.C., as the Seller Representative, Ducommun LaBarge Technologies, Inc., and Ducommun Incorporated. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 21, 2023.
2.5 Agreement of Purchase and Sale and Agreement to Enter into Lease dated as of December 16, 2021, by and among Ducommun Aerostructures, Inc. and Centerpoint 268 Gardena LLC. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on December 20, 2021.
2.6 Securities Purchase Agreement dated March 20, 2023, by and between Ducommun LaBarge Technologies, Inc., Ducommun Incorporated, solely for the purposes of Section 7.07, BLR, L.L.C., Crescent Capital Aerospace, L.L.C. and Michael Carpenter. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 21, 2023.
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
3.3 Amended and Restated Bylaws of Ducommun Incorporated, dated as of November 4, 2022. Incorporated by reference to Exhibit 3.3 to to Form 10-K for the year ended December 31, 2022.
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
*10.2 2013 Stock Incentive Plan (Amended and Restated May 2, 2018). Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14a, filed on March 23, 2018.
*10.3 Amended and Restated 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 20, 2022.
*10.4 2018 Employee Stock Purchase Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14a, filed on March 23, 2018.
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
*10.7 Form of Stock Option Agreement for 2017. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2016.
*10.8 Form of Stock Option Agreement for 2018 and after. Incorporated by reference to Exhibit 4.7 to Form S-8, filed on May 10, 2018.
*10.9 Form of Restricted Stock Unit Agreement for 2017 through 2019. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2016.

Exhibit
No.        Description
*10.10 Performance Restricted Stock Unit Agreement dated January 23, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2016.
*10.11 Form of Performance Stock Unit Agreement for 2020 and after. Incorporated by reference to Exhibit 10.18 to Form 10-Q for the period ended June 27, 2020.
*10.12 Form of Restricted Stock Unit Agreement for Non-Qualified Deferred Compensation Plan Participants for 2020 and after. Incorporated by reference to Exhibit 10.19 to Form 10-Q for the period ended June 27, 2020.
*10.13 Form of Restricted Stock Unit Agreement for 2020 and after. Incorporated by reference to Exhibit 10.20 to Form 10-Q for the period ended June 27, 2020.
*10.14 Form of Stock Option Agreement for 2020 and after. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the period ended June 27, 2020.
*10.15 Form of Performance Restricted Stock Unit Agreement for 2020. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the period ended June 27, 2020.
*10.16 Form of Performance Stock Unit Cash-Based Long-Term Incentive Award Agreement for 2022 and after. Incorporated by reference to Exhibit 10.20 to Form 10-Q for the period ended July 2, 2022.
*10.17 Form of Performance Restricted Stock Unit Cash-Based Long-Term Incentive Award Agreement for 2022 and after. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the period ended July 2, 2022.
*10.18 Form of Performance Stock Unit Award Agreement for 2023 and after.
*10.19 Form of Performance Stock Unit Cash-Based Long-Term Incentive Award Agreement for 2023 and after.
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
*10.23 Form of Key Executive Severance Agreement between Ducommun Incorporated and each of the individuals listed below. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 27, 2017. All of the Key Executive Severance Agreements are identical except for the name of the person, the address for notice, and the date of the Agreement:

Executive Officer	Date of Agreement
Laureen S. Gonzalez	September 20, 2022
Suman B. Mookerji	May 2, 2018
Jerry L. Redondo	January 23, 2017
Rajiv A. Tata	January 24, 2020
Christopher D. Wampler	January 23, 2017
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

Exhibit
No.        Description
10.26    Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Richard A. Baldridge	March 19, 2013
Shirley G. Drazba	October 18, 2018
Robert C. Ducommun	December 31, 1985
Dean M. Flatt	November 5, 2009
Laureen S. Gonzalez	September 20, 2022
Jay L. Haberland	February 2, 2009
Sheila G. Kramer	June 1, 2021
Suman B. Mookerji	April 27, 2023
Stephen G. Oswald	January 23, 2017
Jerry L. Redondo	October 1, 2015
Samara A. Strycker	December 30, 2021
Rajiv A. Tata	January 24, 2020
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

Date: May 4, 2023	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Suman B. Mookerji
Suman B. Mookerji
Senior Vice President, Chief Financial Officer, Controller and Treasurer
(Principal Financial and Principal Accounting Officer)