Form 10-Q
period 2023-07-01
DUCOMMUN INC /DE/
filed 2023-08-03
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2023, the registrant had 14,569,589 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include words such as “could,” “may,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “expect,” “would,” or similar expressions. These statements are based on the beliefs and assumptions of our management at the time such statements are made. Generally, forward-looking statements include information concerning our possible or assumed future actions, events or results of operations. Forward-looking statements specifically include, without limitation, the information in this Form 10-Q regarding: future sales, earnings, cash flow, revenue recognition, uses of cash and other measures of financial performance, projections or expectations for future operations, including costs to complete contracts, goodwill impairment evaluations, useful life of intangible assets, unrecognized tax benefits and effective tax rate, environmental remediation costs, insurance recoveries, industry trends and expectations, including ramp up times for build rates, our plans with respect to restructuring activities, capital expenditures, completed acquisitions, future acquisitions and dispositions and expected business opportunities that may be available to us.
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
We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this Form 10-Q. We do not undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	July 1, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$22,806	$46,246
Accounts receivable, net of allowance for credit losses of $1,062 and $589 at July 1, 2023 and December 31, 2022, respectively	95,382	103,958
Contract assets	189,836	191,290
Inventories	204,465	171,211
Production cost of contracts	5,536	5,693
Other current assets	11,098	8,938
Total Current Assets	529,123	527,336
Property and Equipment, Net of Accumulated Depreciation of $179,698 and $171,507 at July 1, 2023 and December 31, 2022, respectively	111,357	106,225
Operating Lease Right-of-Use Assets	36,759	34,632
Goodwill	244,575	203,407
Intangibles, Net	174,987	127,201
Other Assets	21,953	22,705
Total Assets	$1,118,754	$1,021,506
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$82,992	$90,143
Contract liabilities	31,719	47,068
Accrued and other liabilities	38,111	48,820
Operating lease liabilities	8,165	7,155
Current portion of long-term debt	6,250	6,250
Total Current Liabilities	167,237	199,436
Long-Term Debt, Less Current Portion	271,460	240,595
Non-Current Operating Lease Liabilities	30,260	28,841
Deferred Income Taxes	12,231	13,953
Other Long-Term Liabilities	15,423	12,721
Total Liabilities	496,611	495,546
Commitments and Contingencies (Notes 9, 11)
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 14,569,589 and 12,106,285 shares issued and outstanding at July 1, 2023 and December 31, 2022, respectively	146	121
Additional Paid-In Capital	199,526	112,042
Retained Earnings	413,657	406,052
Accumulated Other Comprehensive Income	8,814	7,745
Total Shareholders’ Equity	622,143	525,960
Total Liabilities and Shareholders’ Equity	$1,118,754	$1,021,506
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net Revenues	$187,320	$174,198	$368,511	$337,679
Cost of Sales	147,198	139,556	291,622	270,562
Gross Profit	40,122	34,642	76,889	67,117
Selling, General and Administrative Expenses	30,348	24,185	56,573	47,537
Restructuring Charges	4,769	2,703	8,939	2,703
Operating Income	5,005	7,754	11,377	16,877
Interest Expense	(5,735)	(2,656)	(9,954)	(5,058)
Other Income	4,059	—	7,945	3,000
Income Before Taxes	3,329	5,098	9,368	14,819
Income Tax Expense	955	951	1,763	2,573
Net Income	$2,374	$4,147	$7,605	$12,246
Earnings Per Share
Basic earnings per share	$0.18	$0.34	$0.59	$1.02
Diluted earnings per share	$0.17	$0.34	$0.58	$0.99
Weighted-Average Number of Common Shares Outstanding
Basic	13,403	12,070	12,799	12,029
Diluted	13,599	12,333	13,075	12,337
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net Income	$2,374	$4,147	$7,605	$12,246
Other Comprehensive Income, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $14 and $35 for the three months ended July 1, 2023 and July 2, 2022, respectively and $27 and $71 for the six months ended July 1, 2023 and July 2, 2022, respectively	41	111	83	221
Change in net unrealized gains on cash flow hedges, net of tax of $968 and $777 for the three months ended July 1, 2023 and July 2, 2022, respectively and $306 and $2,286 for the six months ended July 1, 2023 and July 2, 2022, respectively	3,116	2,523	986	7,426
Other Comprehensive Income, Net of Tax	3,157	2,634	1,069	7,647
Comprehensive Income	$5,531	$6,781	$8,674	$19,893
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	11,925,087	$119	$104,253	$377,263	$(7,033)	$474,602
Net income	—	—	—	8,099	—	8,099
Other comprehensive income, net of tax	—	—	—	—	5,013	5,013
Employee stock purchase plan	31,686	—	1,386	—	—	1,386
Stock options exercised	48,119	1	1,444	—	—	1,445
Stock awards vested	117,387	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(89,334)	(1)	(4,428)	—	—	(4,429)
Stock-based compensation	—	—	1,590	—	—	1,590
Balance at April 2, 2022	12,032,945	120	104,244	385,362	(2,020)	487,706
Net income	—	—	—	4,147	—	4,147
Other comprehensive income, net of tax	—	—	—	—	2,634	2,634
Stock options exercised	33,093	—	1,029	—	—	1,029
Stock awards vested	42,962	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(41,132)	—	(2,025)	—	—	(2,025)
Stock-based compensation	—	—	3,054	—	—	3,054
Balance at July 2, 2022	12,067,868	$121	$106,301	$389,509	$614	$496,545

Balance at December 31, 2022	12,106,285	$121	$112,042	$406,052	$7,745	$525,960
Net income	—	—	—	5,231	—	5,231
Other comprehensive income, net of tax	—	—	—	—	(2,088)	(2,088)
Employee stock purchase plan	26,833	—	1,307	—	—	1,307
Stock options exercised	25,561	—	737	—	—	737
Stock awards vested	173,249	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(100,224)	(1)	(5,479)	—	—	(5,480)
Stock-based compensation	—	—	2,717	—	—	2,717
Balance at April 1, 2023	12,231,704	122	111,322	411,283	5,657	528,384
Net income	—	—	—	2,374	—	2,374
Other comprehensive income, net of tax	—	—	—	—	3,157	3,157
Issuance of common stock in public offering, net of issuance costs	2,300,000	23	85,084	—	—	85,107
Stock options exercised	1,771	—	70	—	—	70
Stock awards vested	54,814	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(18,700)	—	(1,142)	—	—	(1,142)
Stock-based compensation	—	—	4,193	—	—	4,193
Balance at July 1, 2023	14,569,589	$146	$199,526	$413,657	$8,814	$622,143
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash Flows from Operating Activities
Net Income	$7,605	$12,246
Adjustments to Reconcile Net Income to
Net Cash (Used in) Provided by Operating Activities:
Depreciation and amortization	15,943	15,666
Non-cash operating lease cost	2,953	3,582
Inventory write down and property and equipment impairment due to restructuring	843	832
Stock-based compensation expense	8,117	5,190
Deferred income taxes	(2,056)	(4,117)
Provision for (recovery of) credit losses	473	(449)
Recognition of insurance recoveries	(3,886)	—
Other	444	382
Changes in Assets and Liabilities:
Accounts receivable	12,252	(11,597)
Contract assets	1,454	(6,139)
Inventories	(21,243)	(13,821)
Production cost of contracts	(401)	879
Other assets	343	(136)
Accounts payable	(8,177)	15,674
Contract liabilities	(15,349)	(5,356)
Operating lease liabilities	(2,471)	(2,930)
Accrued and other liabilities	(6,591)	(3,788)
Net Cash (Used in) Provided by Operating Activities	(9,747)	6,118
Cash Flows from Investing Activities
Purchases of property and equipment	(10,919)	(9,068)
Proceeds from sale of assets	—	51
Payments for acquisition of BLR Aerospace L.L.C., net of cash acquired	(114,353)	—
Post closing cash received from the acquisition of Magnetic Seal LLC, net	—	365
Net Cash Used in Investing Activities	(125,272)	(8,652)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	133,500	—
Repayments of senior secured revolving credit facility	(99,700)	—
Repayments of term loans	(3,125)	(33,500)
Repayments of other debt	(165)	(168)
Proceeds from issuance of common stock in public offering, net of issuance costs	85,107	—
Net cash paid upon issuance of common stock under stock plans	(4,038)	(2,595)
Net Cash Provided by (Used in) Financing Activities	111,579	(36,263)
Net Decrease in Cash and Cash Equivalents	(23,440)	(38,797)
Cash and Cash Equivalents at Beginning of Period	46,246	76,316
Cash and Cash Equivalents at End of Period	$22,806	$37,519
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Form 10-Q. The results of operations for the three and six months ended July 1, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
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

Supplemental Cash Flow Information

	(Dollars in thousands)
	Six Months Ended
	July 1, 2023	July 2, 2022
Interest paid	$9,529	$4,540
Taxes paid, net	$10,038	$1,790
Non-cash activities:
Purchases of property and equipment not paid	$1,291	$2,761
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$2,374	$4,147	$7,605	$12,246
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	13,403	12,070	12,799	12,029
Dilutive potential common shares	196	263	276	308
Diluted weighted-average common shares outstanding	13,599	12,333	13,075	12,337
Earnings per share
Basic	$0.18	$0.34	$0.59	$1.02
Diluted	$0.17	$0.34	$0.58	$0.99
Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Stock options and stock units	111	99	56	42
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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended July 1, 2023.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, and we classify as Level 1. See Fair Value above.

Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements with an aggregate notional amount of $150.0 million, all with an effective date of January 1, 2024 (“Forward Interest Rate Swaps”) to manage our exposure to interest rate movements on a portion of our debt. As such, at the time we entered into the Forward Interest Rate Swaps, there was a high probability of forecasted interest payments on our debts occurring and the swaps are highly effective in offsetting those interest payments and therefore, we elected to apply cash flow hedge accounting. In July 2022, as a result of refinancing all our existing debt, which allows borrowing based on a Secured Overnight Financing Rate (“SOFR”), we were required to complete an amendment of the Forward Interest Rate Swaps from One Month London Interbank Offered Rate (“LIBOR”) to One Month Term SOFR (“Amended Forward Interest Rate Swaps”), which occurred on the same day. After the transition of the Forward Interest Rate Swaps and debt to SOFR was completed, we determined the hedging relationship was still highly effective as of the amendment date. See Note 7. As of July 1, 2023, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedged item. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the condensed consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. Since the Amended Forward Interest Rate Swaps are not effective until January 1, 2024, we only record the changes in fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges. As such, during the three months ended July 1, 2023 and July 2, 2022, we recorded the unrealized gain (loss) to other comprehensive income (loss) of $3.1 million and $2.5 million, respectively, and the associated change to other current assets, other assets, and deferred income taxes. During the six months ended July 1, 2023 and July 2, 2022, we recorded the unrealized gain (loss) to other comprehensive income (loss) of $1.0 million and $7.4 million, respectively, and the associated change to other current assets, other assets, and deferred income taxes.
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
Net cumulative catch up adjustments on gross profit recorded were not material for both the three and six months ended July 1, 2023 and July 2, 2022.
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
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the condensed consolidated balance sheets. As of July 1, 2023 and December 31, 2022, provision for estimated losses on contracts were $6.8 million and $3.9 million, respectively.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of July 1, 2023 and December 31, 2022, production cost of contracts were $5.5 million and $5.7 million, respectively.

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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	July 1, 2023	December 31, 2022
Contract assets	$189,836	$191,290
Contract liabilities	$31,719	$47,068
The decrease in our contract assets as of July 1, 2023 compared to December 31, 2022 was primarily due to a net decrease of products in work in process in the current period.
The decrease in our contract liabilities as of July 1, 2023 compared to December 31, 2022 was primarily due to a net decrease of advance or progress payments received from our customers in the current period. We recognized $23.0 million of the contract liabilities as of December 31, 2022 as revenues during the six months ended July 1, 2023.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of July 1, 2023 totaled $916.7 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2024 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Six Months Ended
	July 1 2023	July 2, 2022	July 1 2023	July 2, 2022
Consolidated Ducommun
Military and space	$95,887	$106,680	$192,327	$206,014
Commercial aerospace	78,247	57,067	151,297	111,142
Industrial	13,186	10,451	24,887	20,523
Total	$187,320	$174,198	$368,511	$337,679

Electronic Systems
Military and space	$71,772	$80,187	$145,099	$152,007
Commercial aerospace	22,166	19,094	42,764	34,668
Industrial	13,186	10,451	24,887	20,523
Total	$107,124	$109,732	$212,750	$207,198

Structural Systems
Military and space	$24,115	$26,493	$47,228	$54,007
Commercial aerospace	56,081	37,973	108,533	76,474
Total	$80,196	$64,466	$155,761	$130,481
Government Grant
In November 2021, we were awarded an Aviation Manufacturing Jobs Protection Program grant from the U.S. Department of Transportation (“AMJPP Grant”) of $4.0 million. As part of the award, we had to meet, and did complete, certain requirements over a six month performance period from November 2021 to May 2022. As of December 31, 2022, we had received the entire $4.0 million grant balance, $2.0 million of which was received during 2021 and the remainder during 2022. We recorded no reduction to cost of sales or selling, general and administrative expenses during the three and six months ended July 1, 2023. We recorded $0.9 million and $2.7 million as a reduction of cost of sales during the three and six months ended July 2, 2022, respectively, and $0.1 million and $0.3 million as a reduction of selling, general, and administrative expenses during the three and six months ended July 2, 2022, respectively. As of December 31, 2022, the requirements under the AMJPP Grant were completed and the entire $4.0 million awarded were received and thus, we also recorded the entire aggregate total of $3.6 million and $0.4 million as a reduction of cost of sales and selling, general and administrative expenses, respectively.
Recent Accounting Pronouncements
Recently Issued Accounting Standards
In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock” (“ASU 2023-03”), which amends or supersedes various SEC paragraphs within the Accounting Standards Codification to conform to past SEC announcements and guidance issued by the SEC. ASU 2023-03 does not provide any new guidance so there is no transition or effective date. ASU 2023-03 did not have a material impact on our condensed consolidated financial statements.
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

Note 2. Business Combinations
BLR Aerospace, L.L.C. Acquisition
On April 25, 2023, we acquired 100.0% of the outstanding equity interests of BLR Aerospace, L.L.C. (“BLR”), a privately-held leading provider of aerodynamic systems that enhance the productivity, performance, and safety of rotary and fixed-wing aircraft on commercial and military platforms. BLR is located in Everett, Washington. The acquisition of BLR adds to our strategy to diversify and offer more customized, value-driven engineered products with aftermarket opportunities.
The initial purchase price for BLR was $115.0 million, net of cash acquired, all payable in cash, subject to adjustments for working capital. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. We allocated the preliminary gross purchase price of $117.0 million to the assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill.
The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Estimated Fair Value
Cash	$2,656
Accounts receivable	4,149
Inventories	12,011
Other current assets	891
Property and equipment	2,632
Operating lease right-of-use assets	874
Intangible assets	55,500
Goodwill	41,168
Total assets acquired	119,881
Current liabilities	(2,145)
Other non-current liabilities	(727)
Total liabilities assumed	(2,872)
Total purchase price allocation	$117,009

	Useful Life (In years)	Estimated Fair Value (In thousands)
Intangible assets:
Technology	23	$35,600
Customer relationships	10-22	15,000
Trade name	18	4,900
		$55,500
The intangible assets acquired of $55.5 million were preliminarily determined based on the estimated fair values using valuation techniques consistent with the income approach to measure fair value, which represented Level 3 fair value measurements. The useful lives were estimated based on the underlying agreements or the future economic benefit expected to be received from the assets. The values for technology and trade name were assessed using the relief from royalty methodology, while the value for customer relationships was estimated based on a multi-period excess earnings approach. Inputs to the income approach models and other aspects of the allocation of the purchase price require judgment. The more significant inputs used in the technology intangible asset valuation include (i) projected revenue, (ii) technology decay rate, and (iii) the discount rate. The more significant inputs used in the customer relationships intangible asset valuation include (i) future revenue growth rates, (ii) projected earnings before interest, taxes, and amortization (“EBITA”), (iii) the customer attrition rates, and (iv) the discount rate.
The goodwill of $41.2 million arising from the acquisition is preliminarily attributable to the benefits we expect to derive from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, opportunities within new markets, and an acquired assembled workforce. All the goodwill was assigned to the Structural Systems segment. The BLR acquisition, for tax purposes, is deemed an asset acquisition and thus, the goodwill recognized is deductible for income tax purposes.
Acquisition related transaction costs were not included as components of consideration transferred but have been expensed as incurred. Total acquisition-related transaction costs incurred by us were $0.5 million and $1.3 million during the three and six months ended July 1, 2023, respectively, and charged to selling, general and administrative expenses.
BLR’s results of operations have been included in our condensed consolidated statements of income since the date of acquisition as part of the Structural Systems segment and were immaterial since the date of acquisition. Pro forma results of operations of the BLR acquisition have not been presented as the effect of the BLR acquisition was not material to our financial results.
Magnetic Seal LLC Acquisition
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
The original purchase price for MagSeal was $69.5 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $71.3 million in cash upon the closing of the transaction. Subsequent to the closing of the transaction, during the three months ended July 2, 2022, as part of finalizing the working capital adjustment, we received $0.4 million back from the seller which lowered the purchase price to $69.1 million, net of cash acquired. We allocated the final gross purchase price of $70.9 million to the assets acquired and liabilities assumed at their estimated fair values. The estimated fair value of the assets acquired included $30.1 million of intangible assets, $4.5 million of inventories, $2.1 million of accounts receivable, $1.5 million of operating lease right-of-use assets, $0.5 million of property and equipment, $0.1 million of other current assets, and $2.3 million of liabilities assumed. The excess of the purchase price over the aggregate fair values of the net assets acquired and liabilities assumed of $32.6 million was recorded as goodwill. The intangible assets acquired were comprised of $24.8 million for customer relationships, $0.6 million for backlog, and $4.7 million for trade name, and were assigned an estimated useful life of 19 years, two years, and indefinite, respectively. All the goodwill was assigned to the Structural Systems segment. The MagSeal acquisition, for tax purposes, was deemed an asset acquisition and thus, the goodwill recognized was deductible for income tax purposes.
MagSeal’s results of operations have been included in our condensed consolidated statements of income since the date of acquisition as part of the Structural Systems segment and were immaterial since the date of acquisition. Pro forma results of operations of the MagSeal acquisition have not been presented as the effect of the MagSeal acquisition was not material to our financial results.

Note 3. Restructuring Activities
Summary of 2022 Restructuring Plan
In April 2022, management approved and commenced a restructuring plan that will better position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. During the three and six months ended July 1, 2023, we recorded total charges of $4.8 million and $8.9 million, respectively. Cumulative through the six months ended July 1, 2023, we recorded aggregate total charges of $15.6 million ($0.5 million of which was recorded as cost of sales). As of July 1, 2023, we estimate the remaining amount of charges related to this initiative will be $5.0 million to $8.0 million in total pre-tax restructuring charges through 2023. Of these charges, we estimate $4.0 million to $6.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $1.0 million to $2.0 million to be non-cash charges for impairment of long-lived assets.
In the Electronics Systems segment, we recorded charges (reversals) of $2.4 million, zero, and $(0.2) million during the three months ended July 1, 2023, for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, and other restructuring reversals, respectively. We recorded charges (reversals) of $4.1 million, $0.1 million, and $(0.1) million during the six months ended July 1, 2023, for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, and other restructuring (reversals), respectively. Cumulative through the six months ended July 1, 2023, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, and other restructuring reversals of $7.6 million, $0.4 million, and $(0.1) million, respectively.
In the Structural Systems segment, we recorded $1.6 million, $0.4 million, and $0.5 million during the three months ended July 1, 2023 for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, and other restructuring charges, respectively. We recorded $3.3 million, $0.7 million, and $0.8 million during the six months ended July 1, 2023, for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, and other restructuring charges, respectively. Cumulative through the six months ended July 1, 2023, we recorded total charges for inventory write down that was classified as cost of sales, severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, impairment of property and equipment that was classified as restructuring charges, and other restructuring charges of $0.5 million, $4.9 million, $1.2 million, $0.3 million, and $0.8 million, respectively.
Our restructuring activities during the six months ended July 1, 2023 were as follows (in thousands):

	December 31, 2022	Six Months Ended July 1, 2023				July 1, 2023
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$2,799	$7,402	$(5,184)	$—	$—	$5,017
Property and equipment accelerated depreciation due to restructuring	—	844	—	(844)	—	—
Other	—	693	(693)	—	—	—
Ending balance	$2,799	$8,939	$(5,877)	$(844)	$—	$5,017
The restructuring activities accrual for severance and benefits of $5.0 million as of July 1, 2023 was included as part of accrued and other liabilities.

Note 4. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	July 1, 2023	December 31, 2022
Raw materials and supplies	$178,571	$143,495
Work in process	22,395	23,799
Finished goods	3,499	3,917
Total	$204,465	$171,211

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
No material adverse factors/changes have occurred since the fourth quarter of 2022 that would require us to perform another qualitative or quantitative assessment. As such, for the second quarter of 2023, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
On April 25, 2023, we completed the acquisition of BLR. The excess of the purchase price over the preliminary aggregate fair values of the net assets was recorded as goodwill. See Note 2 for further information.
The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$85,972	$285,129
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2022	$117,435	$85,972	$203,407
Goodwill from acquisition during the period	—	41,168	41,168
Balance at July 1, 2023	$117,435	$127,140	$244,575

Note 6. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	July 1, 2023	December 31, 2022
Accrued compensation	$28,091	$28,785
Accrued income tax and sales tax	4,361	10,478
Other	5,659	9,557
Total	$38,111	$48,820

Note 7. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	July 1, 2023	December 31, 2022
Term loans	$245,312	$248,438
Revolving credit facility	33,800	—
Total debt	279,112	248,438
Less current portion	(6,250)	(6,250)
Total long-term debt, less current portion	272,862	242,188
Less debt issuance costs - term loans	(1,402)	(1,593)
Total long-term debt, net of debt issuance costs - term loans	$271,460	$240,595
Debt issuance costs - revolving credit facility (1)	$2,013	$2,265
Weighted-average interest rate	7.38%	4.36%
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
In conjunction with the closing of the 2022 Credit Facilities, we utilized the entire $250.0 million of proceeds from the 2022 Term Loan plus our existing cash on hand to pay off our entire debt balance outstanding of $254.2 million under our prior credit facilities (described below).

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
For the three months ended July 1, 2023 and July 2, 2022, we made the required quarterly amortization payments on the 2022 Term Loan and 2019 Term Loan of $1.6 million and $1.8 million, respectively. For the six months ended July 1, 2023 and July 2, 2022, we made the required quarterly amortization payments on the 2022 Term Loan and 2019 Term Loan of $3.1 million and $3.5 million, respectively.
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
However, since we were paying down on the term loans during the three months ended April 2, 2022, we were required to pay down on the 2019 Term Loan and 2018 Term Loan on a pro-rata basis and thus, we paid down $13.0 million and $17.0 million on the 2019 Term Loan and 2018 Term Loan, respectively, for an aggregate total pay down of $30.0 million. During the three months ended July 1, 2023 and July 2, 2022, we made no other voluntary prepayments on our term loans.
As of July 1, 2023, we had $166.0 million of unused borrowing capacity under the 2022 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
As of July 1, 2023, we were in compliance with all covenants required under the 2022 Credit Facilities.

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
On April 25, 2023, we completed the acquisition of BLR. The initial purchase price for BLR was $115.0 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. We utilized the 2022 Revolving Credit Facility to complete the acquisition. See Note 2 for further information.
On May 18, 2023, we completed a public stock offering of our common stock resulting in net proceeds of $85.1 million. We utilized the net proceeds plus cash on hand to pay down $85.2 million on the 2022 Revolving Credit Facility. See Note 8 for further information.
In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. The Forward Interest Rate Swaps were deemed to be highly effective upon entering into the derivative contracts and thus, hedge accounting treatment was utilized. Since the Amended Forward Interest Rate Swaps (as defined below) are not effective until January 1, 2024, we only record the changes in fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges. As such, during the three months ended July 1, 2023 and July 2, 2022, we recorded the unrealized gain (loss) to other comprehensive income (loss) of $3.1 million and $2.5 million, respectively, and the associated change to other current assets, other assets, and deferred income taxes. During the six months ended July 1, 2023 and July 2, 2022, we recorded the unrealized gain (loss) to other comprehensive income (loss) of $1.0 million and $7.4 million, respectively, and the associated change to other current assets, other assets, and deferred income taxes. See Note 1 for further information.
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

Note 8. Shareholders’ Equity
On May 18, 2023, we completed a public stock offering of 2.3 million shares of our common stock at $40.00 per share, for gross proceeds of $92.0 million. The common stock offering was made under our effective shelf registration statement. We incurred aggregate total out of pocket stock offering related fees of $6.9 million, resulting in net proceeds of $85.1 million. As such, we recorded an increase to common stock at par value of less than $0.1 million with the remaining amount as an increase to additional paid-in capital of $85.1 million. The public stock offering net proceeds along with cash on hand were used to pay down $85.2 million on the 2022 Revolving Credit Facility that was drawn on and utilized to complete the acquisition of BLR. See Note 2 and Note 7 for further information.

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
We recorded income tax expense of $1.0 million for both three months ended July 1, 2023 and July 2, 2022. The increase in income tax expense for the second quarter of 2023 compared to the second quarter of 2022 was due to higher discrete income tax expense primarily related to changes in other deferred tax assets and lower net tax windfalls related to stock-based compensation recognized in the second quarter of 2023 compared to the second quarter of 2022. The increase in income tax expense was partially offset by lower pre-tax income for the second quarter of 2023 compared to the second quarter of 2022.
We recorded income tax expense of $1.8 million for the six months ended July 1, 2023 compared to $2.6 million for the six months ended July 2, 2022. The decrease in income tax expense for the six months ended July 1, 2023 compared to the six months ended July 2, 2022 was primarily due to lower pre-tax income in the six months ended July 1, 2023 compared to the six months ended July 2, 2022. The decrease in income tax expense was partially offset by higher income tax expense related to non-deductible book compensation expenses and higher discrete income tax expense primarily related to changes in other deferred tax assets recognized in the six months ended July 1, 2023 compared to the six months ended July 2, 2022.
Our total amount of unrecognized tax benefits was $5.5 million and $4.9 million as of July 1, 2023 and December 31, 2022, respectively. If recognized, $2.8 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of July 1, 2023 and December 31, 2022 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2023, we expect decreases to our unrecognized tax benefits of approximately $0.7 million in the next twelve months.
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

Note 11. Commitments and Contingencies
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Bernardino. We received service of process of this complaint in January 2021. The complaint alleges violations of California’s wage and hour laws relating to our current and former employees and seeks attorney’s fees and penalties. We vigorously refuted and defended these claims, and reached a tentative settlement of $0.8 million during the fourth quarter 2021, which was subject to court approval. Thus, we recorded accrued liabilities of $0.8 million as of December 31, 2021. During the second quarter of 2022, additional factual information was identified resulting in an increase in the amount of the tentative settlement to $0.9 million. Therefore, we recorded an additional accrued liabilities of $0.1 million for a total accrued liabilities amount of $0.9 million as of the end of the second quarter of 2022 which remained unchanged as of December 31, 2022 as we were awaiting final court approval of this settlement. We received final court approval and paid the $0.9 million in January 2023.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both July 1, 2023 and December 31, 2022, which is reflected in other long-term liabilities on our condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million as of both July 1, 2023 and December 31, 2022, which is reflected in other long-term liabilities on our condensed consolidated balance sheets. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries, however, property and equipment, inventories, and tooling in this leased facility were damaged. Our Guaymas performance center was severely damaged and was comprised of two buildings with an aggregate total of 62,000 square feet. The loss of production from the Guaymas performance center was absorbed by our other existing performance centers, however, we have reestablished and are in the process of ramping up our manufacturing capabilities in a different leased facility with 117,000 square feet in Guaymas. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center. The cause of the fire is still undetermined and as such, there is no amount of loss that is probable and reasonably estimable at this time.
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
The insurance claim for damages to our operating assets and business interruption was deemed final and closed by our insurance company during the three months ended July 1, 2023. During the three months ended July 1, 2023 and July 2, 2022, we received insurance recoveries of $3.8 million and zero, respectively, with $2.1 million and $1.7 million for business interruption and property and equipment damage, respectively, and recognized as other income. During the six months ended July 1, 2023 and July 2, 2022, we received insurance recoveries of $3.8 million and $3.0 million, respectively. The $3.8 million of insurance recoveries received during the six months ended July 1, 2023 was for business interruption and property and equipment damage of $2.1 million and $1.7 million, respectively, and recognized as other income. The $3.0 million received during the six months ended July 2, 2022 was for business interruption, and was recognized as other income. Cumulatively, as of July 1, 2023, we have received insurance recoveries in aggregate total of $23.7 million, with $7.5 million for business interruption and $16.2 million for damages to property and equipment, inventories, and tooling. Further, all insurance recovery amounts received related to this claim have been recognized up to the amount of net book value loss and presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact, with the remaining amounts recognized as other income in our condensed consolidated statements of income when the contingencies were deemed resolved.
On April 29, 2023, a fire damaged a relatively small portion of one of our performance centers in our Structural Systems reporting segment. There were no injuries, however, subsequent to the fire, we determined that some property and equipment in this company owned facility were damaged. Our insurance covers damage, up to a capped amount, to the property and equipment at replacement cost, as well as business interruption and recovery related expenses caused by the fire, less our per claim deductible. There was a loss of production in this damaged portion of the performance center for a short period of time but did not result in significant disruption to customer delivery schedules. Production in this damaged portion has since resumed. The anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. The anticipated insurance recoveries in excess of net book value of the damaged operating assets and business interruption will not be recorded until all contingencies related to our claim have been resolved. During the three months ended July 1, 2023, we wrote off property and equipment with an aggregate total net book value of $0.2 million. In addition, during the three months ended July 1, 2023, we received insurance recoveries of $0.3 million (which was net of our deductible of $0.1 million) and thus, such insurance recoveries were also presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact. The amount of the insurance recoveries received in excess of the loss on operating assets was deemed a contingent gain and since the gain contingencies were deemed resolved, the $0.1 million was recorded as other income during the three months ended July 1, 2023.
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

Financial information by reportable operating segment was as follows:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net Revenues
Electronic Systems	$107,124	$109,732	$212,750	$207,198
Structural Systems	80,196	64,466	155,761	130,481
Total Net Revenues	$187,320	$174,198	$368,511	$337,679
Segment Operating Income (1)
Electronic Systems	$9,528	$13,610	$19,539	$23,021
Structural Systems	5,385	1,265	10,130	6,152
	14,913	14,875	29,669	29,173
Corporate General and Administrative Expenses (2)	(9,908)	(7,121)	(18,292)	(12,296)
Total Operating Income	$5,005	$7,754	$11,377	$16,877
Depreciation and Amortization Expenses
Electronic Systems	$3,561	$3,484	$7,059	$6,990
Structural Systems	4,335	4,356	8,767	8,559
Corporate Administration	58	58	117	117
Total Depreciation and Amortization Expenses	$7,954	$7,898	$15,943	$15,666
Capital Expenditures
Electronic Systems	$1,923	$2,943	$3,774	$4,639
Structural Systems	4,111	2,486	7,241	5,858
Corporate Administration	—	—	—	—
Total Capital Expenditures	$6,034	$5,429	$11,015	$10,497
(1)The results for the three and six months ended July 1, 2023 include BLR’s results of operations which have been included in our condensed consolidated statements of income since the date of acquisition as part of the Structural Systems segment. See Note 2.
(2)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(Dollars in thousands)
	July 1, 2023	December 31, 2022
Total Assets
Electronic Systems	$532,832	$543,298
Structural Systems (1)	541,872	410,565
Corporate Administration (2)	44,050	67,643
Total Assets	$1,118,754	$1,021,506
Goodwill and Intangibles
Electronic Systems	$177,858	$182,501
Structural Systems (1)	241,704	148,107
Total Goodwill and Intangibles	$419,562	$330,608
(1)On April 25, 2023, we acquired 100.0% of the outstanding equity interests of BLR for an initial purchase price of $115.0 million, net of cash acquired. We allocated the preliminary gross purchase price of $117.0 million to the assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill. See Note 2.
(2)Includes assets not specifically identified to or allocated to either the Electronic Systems or Structural Systems operating segments, including cash and cash equivalents.

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
COVID-19 Pandemic Impact on Our Business
The COVID-19 pandemic had a significant impact on our overall business during the prior year three and six months ended July 2, 2022. As a result of the COVID-19 pandemic, precautionary measures were instituted by governments and businesses to mitigate its spread, including the imposition of travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses.
The COVID-19 pandemic and the resulting inflation, rising interest rates, supply chain issues, and other events including the war in Ukraine have contributed and continues to contribute to a general slowdown in the global economy and most significantly, the commercial aerospace end-use market. While both major large aircraft manufacturers, The Boeing Company (“Boeing”) and Airbus SE, have announced increases in build rates for 2023, the ramp up is slower than expected and below pre-pandemic levels. In its 2022 Annual Report on Form 10-K, Boeing indicated that domestic travel continues to recover from the lingering effects of the COVID-19 pandemic and will recover before international travel. However, the pace of the commercial market recovery remains impacted by government restrictions related to COVID-19, especially China. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty at this time, in the prior year, COVID-19 had a significant impact on our business, the businesses of our customers and suppliers, as well as our results of operations and financial condition, and such lingering effects could have a material adverse impact on our business, results of operations and financial condition for 2023 and beyond.
Second quarter 2023 recap:
•Net revenues of $187.3 million
•Net income of $2.4 million, or $0.17 per diluted share
•Adjusted EBITDA of $26.1 million, or 13.9% of net revenues
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, Guaymas fire related expenses, insurance recoveries related to loss on operating assets, insurance recoveries related to business interruption, and inventory purchase accounting adjustments (“Adjusted EBITDA”) were $26.1 million and $24.1 million for the three months ended July 1, 2023 and July 2, 2022, respectively.
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
•Other fire related expenses may be useful to our investors in evaluating our core operating performance;
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

Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$2,374	$4,147	$7,605	$12,246
Interest expense	5,735	2,656	9,954	5,058
Income tax expense	955	951	1,763	2,573
Depreciation	3,932	3,610	7,672	7,197
Amortization	4,022	4,288	8,271	8,469
Stock-based compensation expense (1)	5,036	3,600	8,117	5,190
Restructuring charges (2)	4,769	3,231	8,939	3,231
Guaymas fire related expenses	1,880	998	3,348	1,955
Other fire related expenses	477	—	477	—
Insurance recoveries related to loss on operating assets	(1,677)	—	(5,563)	—
Insurance recoveries related to business interruption	(2,160)	—	(2,160)	(3,000)
Inventory purchase accounting adjustments	766	637	766	1,274
Adjusted EBITDA	$26,109	$24,118	$49,189	$44,193
% of net revenues	13.9%	13.8%	13.3%	13.1%
(1) The three and six months ended July 1, 2023 included $0.8 million and $1.2 million, respectively, and both the three and six months ended July 2, 2022 included $0.5 million of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.
(2) Both the three and six months ended July 2, 2022 included $0.5 million of restructuring charges that were recorded as cost of sales.

Results of Operations
Second Quarter of 2023 Compared to Second Quarter of 2022
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended				(Dollars in thousands, except per share data) Six Months Ended
	July 1, 2023	% of Net Revenues	July 2, 2022	% of Net Revenues	July 1, 2023	% of Net Revenues	July 2, 2022	% of Net Revenues
Net Revenues	$187,320	100.0%	$174,198	100.0%	$368,511	100.0%	$337,679	100.0%
Cost of Sales	147,198	78.6%	139,556	80.1%	291,622	79.1%	270,562	80.1%
Gross Profit	40,122	21.4%	34,642	19.9%	76,889	20.9%	67,117	19.9%
Selling, General and Administrative Expenses	30,348	16.2%	24,185	13.9%	56,573	15.4%	47,537	14.1%
Restructuring Charges	4,769	2.5%	2,703	1.5%	8,939	2.4%	2,703	0.8%
Operating Income	5,005	2.7%	7,754	4.5%	11,377	3.1%	16,877	5.0%
Interest Expense	(5,735)	(3.1)%	(2,656)	(1.6)%	(9,954)	(2.7)%	(5,058)	(1.5)%
Other Income	4,059	2.2%	—	—%	7,945	2.1%	3,000	0.9%
Income Before Taxes	3,329	1.8%	5,098	2.9%	9,368	2.5%	14,819	4.4%
Income Tax Expense	955	nm	951	nm	1,763	nm	2,573	nm
Net Income	$2,374	1.3%	$4,147	2.4%	$7,605	2.1%	$12,246	3.6%

Effective Tax Rate	28.7%	nm	18.7%	nm	18.8%	nm	17.4%	nm
Diluted Earnings Per Share	$0.17	nm	$0.34	nm	$0.58	nm	$0.99	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three and six months ended July 1, 2023 and July 2, 2022, respectively, were as follows:

	Three Months Ended					Six Months Ended
		(Dollars in thousands)		% of Net Revenues			(Dollars in thousands)		% of Net Revenues
	Change	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	Change	July 1 2023	July 2, 2022	July 1 2023	July 2, 2022
Consolidated Ducommun
Military and space	$(10,793)	$95,887	$106,680	51.2%	61.2%	$(13,687)	$192,327	$206,014	52.2%	61.0%
Commercial aerospace	21,180	78,247	57,067	41.8%	32.8%	40,155	151,297	111,142	41.1%	32.9%
Industrial	2,735	13,186	10,451	7.0%	6.0%	4,364	24,887	20,523	6.7%	6.1%
Total	$13,122	$187,320	$174,198	100.0%	100.0%	$30,832	$368,511	$337,679	100.0%	100.0%

Electronic Systems
Military and space	$(8,415)	$71,772	$80,187	67.0%	73.1%	$(6,908)	$145,099	$152,007	68.2%	73.4%
Commercial aerospace	3,072	22,166	19,094	20.7%	17.4%	8,096	42,764	34,668	20.1%	16.7%
Industrial	2,735	13,186	10,451	12.3%	9.5%	4,364	24,887	20,523	11.7%	9.9%
Total	$(2,608)	$107,124	$109,732	100.0%	100.0%	$5,552	$212,750	$207,198	100.0%	100.0%

Structural Systems
Military and space	$(2,378)	$24,115	$26,493	30.1%	41.1%	$(6,779)	$47,228	$54,007	30.3%	41.4%
Commercial aerospace	18,108	56,081	37,973	69.9%	58.9%	32,059	108,533	76,474	69.7%	58.6%
Total	$15,730	$80,196	$64,466	100.0%	100.0%	$25,280	$155,761	$130,481	100.0%	100.0%
Net revenues for the three months ended July 1, 2023 were $187.3 million, compared to $174.2 million for the three months ended July 2, 2022. The year-over-year increase was primarily due to the following:
•$21.2 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms and other commercial aerospace platforms; partially offset by
•$10.8 million lower revenues in our military and space end-use markets due to lower build rates on military fixed-wing aircraft platforms and various missile platforms.
Net revenues for the six months ended July 1, 2023 were $368.5 million, compared to $337.7 million for the six months ended July 2, 2022. The year-over-year increase was primarily due to the following:
•$40.2 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms and large aircraft platforms, partially offset by lower build rates on rotary-wing aircraft platforms; partially offset by
•$13.7 million lower revenues in our military and space end-use markets due to lower build rates on military fixed-wing aircraft platforms, various missile platforms, and military rotary-wing aircraft platforms, partially offset by higher build rates on other military and space platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Boeing Company	8.0%	6.5%	7.8%	6.8%
General Dynamics Corporation	3.1%	6.0%	4.3%	5.6%
Northrop Grumman Corporation	6.4%	5.7%	5.8%	6.2%
Raytheon Technologies Corporation	14.3%	21.9%	15.3%	21.3%
Spirit AeroSystems Holdings, Inc.	5.7%	6.1%	6.4%	5.0%
Viasat, Inc.	4.9%	4.8%	5.2%	4.2%
Total top ten customers (1)	56.5%	61.5%	57.4%	60.3%

(1)Includes The Boeing Company (“Boeing”), General Dynamics Corporation (“GD”), Northrop Grumman Corporation (“Northrop”), Raytheon Technologies Corporation (“Raytheon”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and Viasat, Inc. (“Viasat”) for the three and six months ended July 1, 2023 and July 2, 2022. Raytheon Technologies Corporation changed its name to RTX Corporation effective July 17, 2023.
Boeing, GD, Northrop, Raytheon, Spirit, and Viasat represented the following percentages of total accounts receivable:

	July 1, 2023	December 31, 2022
Boeing	6.1%	3.8%
GD	3.4%	3.4%
Northrop	5.2%	13.0%
Raytheon	11.8%	16.3%
Spirit	0.7%	1.0%
Viasat	7.8%	10.3%
The net revenues and accounts receivable from Boeing, GD, Northrop, Raytheon, Spirit, and Viasat are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues increased year-over-year with the three months ended July 1, 2023 of 21.4%, compared to the three months ended July 2, 2022 of 19.9% primarily due to favorable product mix and favorable manufacturing volume.
Gross profit as a percentage of net revenues increased year-over-year with the six months ended July 1, 2023 of 20.9%, compared to the six months ended July 2, 2022 of 19.9% primarily due to favorable manufacturing volume, partially offset by unfavorable other manufacturing costs and unfavorable product mix.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $6.2 million year-over-year in the three months ended July 1, 2023 compared to the three months ended July 2, 2022 primarily due to higher compensation and benefits costs of $4.1 million, a portion of which was related to the BLR acquisition, and higher other general and administrative expenses of $1.9 million, a portion of which was related to the BLR acquisition.
SG&A expenses increased $9.0 million year-over-year in the six months ended July 1, 2023 compared to the six months ended July 2, 2022 primarily due to higher compensation and benefits costs of $4.7 million, a portion of which was related to the BLR acquisition, higher other general and administrative expenses of $2.4 million, a portion of which was related to the BLR acquisition, and higher professional services fees of $2.0 million, mainly due to the BLR acquisition.
Restructuring Charges
Restructuring charges increased $2.1 million and $6.2 million year-over-year in the three and six months ended July 1, 2023, compared to the three and six months ended July 2, 2022, respectively, primarily due to the restructuring plan that was approved and commenced in April 2022 that is expected to better position us for stronger performance. See Note 3 for further information.
Interest Expense
Interest expense increased $3.1 million and $4.9 million year-over-year in the three and six months ended July 1, 2023 compared to the three and six months ended July 2, 2022, respectively, primarily due to higher interest rates and a higher outstanding debt balance.
Income Tax Expense
We recorded income tax expense of $1.0 million for both three months ended July 1, 2023 and July 2, 2022. The increase in income tax expense for the second quarter of 2023 compared to the second quarter of 2022 was due to higher discrete income tax expense primarily related to changes in other deferred tax assets and lower net tax windfalls related to stock-based compensation recognized in the second quarter of 2023 compared to the second quarter of 2022. The increase in income tax expense was partially offset by lower pre-tax income for the second quarter of 2023 compared to the second quarter of 2022.
We recorded income tax expense of $1.8 million for the six months ended July 1, 2023 compared to $2.6 million for the six months ended July 2, 2022. The decrease in income tax expense for the six months ended July 1, 2023 compared to the six months ended July 2, 2022 was primarily due to lower pre-tax income in the six months ended July 1, 2023 compared to the six months ended July 2, 2022.

The decrease in income tax expense was partially offset by higher income tax expense related to non-deductible book compensation expenses and higher discrete income tax expense primarily related to changes in other deferred tax assets recognized in the six months ended July 1, 2023 compared to the six months ended July 2, 2022.
Our total amount of unrecognized tax benefits was $5.5 million and $4.9 million as of July 1, 2023 and December 31, 2022, respectively. If recognized, $2.8 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of July 1, 2023 and December 31, 2022 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2023, we expect decreases to our unrecognized tax benefits of approximately $0.7 million in the next twelve months.
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
Net Income and Earnings per Share
Net income and earnings per share for the three months ended July 1, 2023 were $2.4 million, or $0.17 per diluted share, compared to $4.1 million, or $0.34 per diluted share, for the three months ended July 2, 2022. The decrease in net income for the three months ended July 1, 2023 compared to the three months ended July 2, 2022 was primarily due to higher SG&A expenses of $6.2 million, higher interest expense of $3.1 million, and higher restructuring charges of $2.1 million, partially offset by higher gross profit of $5.5 million and higher other income of $4.1 million.
Net income and earnings per share for the six months ended July 1, 2023 were $7.6 million, or $0.58 per diluted share, compared to $12.2 million, or $0.99 per diluted share, for the six months ended July 2, 2022. The decrease in net income for the six months ended July 1, 2023 compared to the six months ended July 2, 2022 was primarily due to higher SG&A expenses of $9.0 million, higher restructuring charges of $6.2 million, and higher interest expense of $4.9 million, partially offset by higher gross profit of $9.8 million and higher other income of $4.9 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and six months ended July 1, 2023 and July 2, 2022:

	Three Months Ended					Six Months Ended
	%	(Dollars in thousands)		% of Net Revenues		%	(Dollars in thousands)		% of Net Revenues
	Change	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	Change	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net Revenues
Electronic Systems	(2.4)%	$107,124	$109,732	57.2%	63.0%	2.7%	$212,750	$207,198	57.7%	61.4%
Structural Systems	24.4%	80,196	64,466	42.8%	37.0%	19.4%	155,761	130,481	42.3%	38.6%
Total Net Revenues	7.5%	$187,320	$174,198	100.0%	100.0%	9.1%	$368,511	$337,679	100.0%	100.0%
Segment Operating Income
Electronic Systems		$9,528	$13,610	8.9%	12.4%		$19,539	$23,021	9.2%	11.1%
Structural Systems		5,385	1,265	6.7%	2.0%		10,130	6,152	6.5%	4.7%
		14,913	14,875				29,669	29,173
Corporate General and Administrative Expenses (1)		(9,908)	(7,121)	(5.3)%	(4.1)%		(18,292)	(12,296)	(5.0)%	(3.6)%
Total Operating Income		$5,005	$7,754	2.7%	4.5%		$11,377	$16,877	3.1%	5.0%
Adjusted EBITDA
Electronic Systems
Operating Income		$9,528	$13,610				$19,539	$23,021
Other Income		222	—				222	—
Depreciation and Amortization		3,561	3,484				7,059	6,990
Restructuring Charges		2,071	1,284				3,945	1,284
		15,382	18,378	14.4%	16.7%		30,765	31,295	14.5%	15.1%
Structural Systems
Operating Income		5,385	1,265				10,130	6,152
Depreciation and Amortization		4,335	4,356				8,767	8,559
Restructuring Charges		2,612	1,947				4,908	1,947
Guaymas fire related expenses		1,880	998				3,348	1,955
Other fire related expenses		477	—				477	—
Inventory Purchase Accounting Adjustments		766	637				766	1,274
		15,455	9,203	19.3%	14.3%		28,396	19,887	18.2%	15.2%
Corporate General and Administrative Expenses (1)
Operating Loss		(9,908)	(7,121)				(18,292)	(12,296)
Depreciation and Amortization		58	58				117	117
Stock-Based Compensation Expense (2)		5,036	3,600				8,117	5,190
Restructuring Charges		86	—				86	—
		(4,728)	(3,463)				(9,972)	(6,989)
Adjusted EBITDA		$26,109	$24,118	13.9%	13.8%		$49,189	$44,193	13.3%	13.1%
Capital Expenditures
Electronic Systems		$1,923	$2,943				$3,774	$4,639
Structural Systems		4,111	2,486				7,241	5,858
Corporate Administration		—	—				—	—
Total Capital Expenditures		$6,034	$5,429				$11,015	$10,497
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
(2)The three and six months ended July 1, 2023 included $0.8 million and $1.2 million, respectively, and both the three and six months ended July 2, 2022 included $0.5 million of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.

Electronic Systems
Electronic Systems net revenues in the three months ended July 1, 2023 compared to the three months ended July 2, 2022 decreased $2.6 million primarily due to the following:
•$8.4 million lower revenues in our military and space end-use markets due to lower build rates on military fixed-wing aircraft platforms and various missile platforms; partially offset by
•$3.1 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms.
Electronic Systems net revenues in the six months ended July 1, 2023 compared to the six months ended July 2, 2022 increased $5.6 million primarily due to the following:
•$8.1 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms; partially offset by
•$6.9 million lower revenues in our military and space end-use markets due to lower build rates on military fixed-wing aircraft platforms and military rotary-wing aircraft platforms, partially offset by higher build rates on other military and space platforms.
Electronic Systems segment operating income in the three months ended July 1, 2023 compared to the three months ended July 2, 2022 decreased $4.1 million primarily due to unfavorable product mix and unfavorable manufacturing volume.
Electronic Systems segment operating income in the six months ended July 1, 2023 compared to the six months ended July 2, 2022 decreased $3.5 million primarily due to unfavorable product mix and higher restructuring charges, partially offset by favorable manufacturing volume.
Structural Systems
Structural Systems net revenues in the three months ended July 1, 2023 compared to the three months ended July 2, 2022 increased $15.7 million primarily due to the following:
•$18.1 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms and other commercial aerospace platforms; partially offset by
•$2.4 million lower revenues in our military and space end-use markets due to lower build rates on various missile platforms and military fixed-wing aircraft platforms, partially offset by higher build rates on military rotary-wing platforms.
Structural Systems net revenues in the six months ended July 1, 2023 compared to the six months ended July 2, 2022 increased $25.3 million primarily due to the following:
•$32.1 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms and other commercial aerospace platforms; partially offset by
•$6.8 million lower revenues in our military and space end-use markets due to lower build rates on various missile platforms, military fixed-wing aircraft platforms, and military rotary-wing aircraft platforms.
The Structural Systems segment operating income in the three months ended July 1, 2023 compared to the three months ended July 2, 2022 increased $4.1 million primarily due to favorable product mix and favorable manufacturing volume, partially offset by unfavorable other manufacturing costs.
The Structural Systems segment operating income in the six months ended July 1, 2023 compared to the six months ended July 2, 2022 increased $4.0 million primarily due to favorable manufacturing volume and favorable product mix, partially offset by unfavorable other manufacturing costs and higher restructure charges.
On April 25, 2023, we acquired 100.0% of BLR Aerospace L.L.C. (“BLR”). The initial purchase price for BLR was $115.0 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. BLR’s results of operations have been included in our condensed consolidated statements of income since the date of acquisition and is a part of the Structural Systems segment. See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico. We have insurance coverage and up to a capped amount, expect these items will be covered, less our deductible. The full financial impact cannot be estimated at this time as we are currently working with our insurance carriers to determine the cause of the fire. The loss of production from the Guaymas performance center was being absorbed by our other existing performance centers, however, we have reestablished and are in the process of ramping up our manufacturing capabilities in a different leased facility in Guaymas. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center. The cause of the fire is still undetermined and as such, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or partly responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results. See Note 9 and Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
On April 29, 2023, a fire damaged a relatively small portion of one of our performance centers in our Structural Systems reporting segment. Our insurance covers damage, up to a capped amount, to the property and equipment at replacement cost, as well as business interruption and recovery related expenses caused by the fire, less our per claim deductible. There was a loss of production in this damaged portion of the performance center for a short period of time but did not result in significant disruption to customer delivery schedules. Production in this damaged portion has since resumed. See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased $2.8 million for the three months ended July 1, 2023 compared to the three months ended July 2, 2022 primarily due to higher compensation and benefits costs of $2.7 million, a portion of which was related to the acquisition of BLR.
CG&A expenses increased $6.0 million for the six months ended July 1, 2023 compared to the six months ended July 2, 2022 primarily due to higher compensation and benefits costs of $4.4 million, a portion of which was related to the acquisition of BLR, and higher professional services fees of $1.3 million, mainly due to the BLR acquisition.
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
The increase in backlog was primarily in the military and space end-use markets and commercial aerospace end-use markets. $677.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of July 1, 2023 and December 31, 2022:

	(Dollars in thousands)
	Change	July 1, 2023	December 31, 2022
Consolidated Ducommun
Military and space	$37,013	$494,367	$457,354
Commercial aerospace	14,618	464,710	450,092
Industrial	(2,279)	51,095	53,374
Total	$49,352	$1,010,172	$960,820
Electronic Systems
Military and space	$7,918	$369,500	$361,582
Commercial aerospace	(25,193)	100,397	125,590
Industrial	(2,279)	51,095	53,374
Total	$(19,554)	$520,992	$540,546
Structural Systems
Military and space	$29,095	$124,867	$95,772
Commercial aerospace	39,811	364,313	324,502
Total	$68,906	$489,180	$420,274

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	July 1,	December 31,
	2023	2022
Total debt, including long-term portion	$279.1	$248.4
Weighted-average interest rate on debt	7.38%	4.36%
Term Loans interest rate	6.69%	4.24%
Cash and cash equivalents	$22.8	$46.2
Unused Revolving Credit Facility	$166.0	$199.8
In July 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively are the new credit facilities (“2022 Credit Facilities”). In conjunction with the closing of the 2022 Credit Facilities, we utilized the entire $250.0 million of proceeds from the 2022 Term Loan plus our existing cash on hand to pay off our entire debt balance outstanding of $254.2 million under our prior credit facilities. At the same leverage ratio, the interest rate spread in the 2022 Credit Facilities is lower than the interest rate spread under our prior credit facilities. Interest payments are typically paid either on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. Further, the undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio, typically paid on a quarterly basis, on the last business day each quarter. However, the 2022 Revolving Credit Facility does not require any principal installment payments. As of July 1, 2023, we were in compliance with all covenants required under the 2022 Credit Facilities. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
We made the mandatory quarterly amortization payments under our existing term loans during the three months ended July 1, 2023 and July 2, 2022 of $1.6 million and $1.8 million, respectively. We made no voluntary prepayments on our term loans during both three months ended July 1, 2023 and July 2, 2022.
In April 2022, management approved and commenced a restructuring plan that will position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. As of July 1, 2023, we estimate the remaining amount of charges related to this initiative to be $5.0 million to $8.0 million in total pre-tax restructuring charges through 2023. Of these charges, we estimate $4.0 million to $6.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $1.0 million to $2.0 million to be non-cash charges for impairment of long-lived assets. On an annualized basis, we anticipate these restructuring actions will result in total cost savings of $11.0 million to $13.0 million. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
On April 25, 2023, we completed the acquisition of BLR. The initial purchase price for BLR was $115.0 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. We utilized the 2022 Revolving Credit Facility to complete the acquisition. See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
On May 18, 2023, we completed a public stock offering of our common stock resulting in net proceeds of $85.1 million. The stock offering net proceeds along with cash on hand were used to pay down $85.2 million on the 2022 Revolving Credit Facility that was drawn on and utilized to complete the acquisition of BLR. See Note 2, Note 7, and Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
We expect to spend a total of $18.0 million to $20.0 million for capital expenditures in 2023 financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
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
Cash Flow Summary
Net cash used in operating activities for the six months ended July 1, 2023 was $9.7 million, compared to net cash provided by operating activities of $6.1 million for the six months ended July 2, 2022. The net cash used in operating activities during the first six months of 2023 was mainly due to higher inventories, lower contract liabilities, lower accounts payable, lower accrued and other liabilities, and lower net income, partially offset by lower accounts receivable.
Net cash used in investing activities was $125.3 million for the six months ended July 1, 2023, compared to $8.7 million in the six months ended July 2, 2022. The higher net cash used in investing activities during the first six months of 2023 compared to the prior year period was mainly due to payments for the acquisition of BLR and higher purchases of property and equipment.
Net cash provided by financing activities was $111.6 million for the six months ended July 1, 2023, compared to a net cash used in financing activities of $36.3 million for the six months ended July 2, 2022. The higher net cash provided by financing activities during the first six months of 2023 was mainly due to $85.1 million net proceeds from the issuance of common stock in a public offering and $33.8 million net borrowings under the revolving credit facility, partially offset by the voluntary $30.0 million pay down on term loans in the prior year six months ended July 2, 2022.
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
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended July 1, 2023.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At July 1, 2023, we had total borrowings of $279.1 million under our 2022 Credit Facilities.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2022 for a discussion of our risk factors. There have been no material changes during the three months ended July 1, 2023 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

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
*10.18 Form of Performance Stock Unit Award Agreement for 2023 and after. Incorporated by reference to Exhibit 10.18 to Form 10-Q for the period ended April 1, 2023.
*10.19 Form of Performance Stock Unit Cash-Based Long-Term Incentive Award Agreement for 2023 and after. Incorporated by reference to Exhibit 10.19 to Form 10-Q for the period ended April 1, 2023.
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
*10.26 Transition Services and Separation Agreement dated May 31, 2023 between Ducommun Incorporated and Christopher D. Wampler. Incorporated by reference to Exhibit 10.01 to Form 8-K dated June 2, 2023.

Exhibit
No.        Description
10.27    Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

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

DUCOMMUN INCORPORATED
(Registrant)

Date: August 3, 2023	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Suman B. Mookerji
Suman B. Mookerji
Senior Vice President, Chief Financial Officer, Controller and Treasurer
(Principal Financial and Principal Accounting Officer)