Form 10-Q
period 2023-09-30
DUCOMMUN INC /DE/
filed 2023-11-08
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2023, the registrant had 14,596,379 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$27,195	$46,246
Accounts receivable, net of allowance for credit losses of $1,312 and $589 at September 30, 2023 and December 31, 2022, respectively	104,551	103,958
Contract assets	191,151	191,290
Inventories	215,189	171,211
Production cost of contracts	5,861	5,693
Other current assets	12,770	8,938
Total Current Assets	556,717	527,336
Property and Equipment, Net of Accumulated Depreciation of $179,723 and $171,507 at September 30, 2023 and December 31, 2022, respectively	111,894	106,225
Operating Lease Right-of-Use Assets	31,827	34,632
Goodwill	244,600	203,407
Intangibles, Net	170,665	127,201
Other Assets	26,648	22,705
Total Assets	$1,142,351	$1,021,506
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$78,455	$90,143
Contract liabilities	51,477	47,068
Accrued and other liabilities	45,920	48,820
Operating lease liabilities	8,001	7,155
Current portion of long-term debt	6,250	6,250
Total Current Liabilities	190,103	199,436
Long-Term Debt, Less Current Portion	264,992	240,595
Non-Current Operating Lease Liabilities	24,836	28,841
Deferred Income Taxes	10,624	13,953
Other Long-Term Liabilities	16,394	12,721
Total Liabilities	506,949	495,546
Commitments and Contingencies (Notes 9, 11)
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 14,596,379 and 12,106,285 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	146	121
Additional Paid-In Capital	204,993	112,042
Retained Earnings	416,870	406,052
Accumulated Other Comprehensive Income	13,393	7,745
Total Shareholders’ Equity	635,402	525,960
Total Liabilities and Shareholders’ Equity	$1,142,351	$1,021,506
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net Revenues	$196,250	$186,590	$564,761	$524,269
Cost of Sales	151,648	148,003	443,270	418,565
Gross Profit	44,602	38,587	121,491	105,704
Selling, General and Administrative Expenses	32,182	24,803	88,755	72,340
Restructuring Charges	3,811	567	12,750	3,270
Operating Income	8,609	13,217	19,986	30,094
Interest Expense	(5,370)	(2,998)	(15,324)	(8,056)
Loss on Extinguishment of Debt	—	(295)	—	(295)
Other Income	—	—	7,945	3,000
Income Before Taxes	3,239	9,924	12,607	24,743
Income Tax Expense	26	1,462	1,789	4,035
Net Income	$3,213	$8,462	$10,818	$20,708
Earnings Per Share
Basic earnings per share	$0.22	$0.70	$0.81	$1.72
Diluted earnings per share	$0.22	$0.69	$0.79	$1.68
Weighted-Average Number of Common Shares Outstanding
Basic	14,625	12,112	13,408	12,057
Diluted	14,814	12,350	13,661	12,346
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net Income	$3,213	$8,462	$10,818	$20,708
Other Comprehensive Income, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $13 and $36 for the three months ended September 30, 2023 and October 1, 2022, respectively and $40 and $107 for the nine months ended September 30, 2023 and October 1, 2022, respectively	42	111	125	332
Change in net unrealized gains and losses on cash flow hedges, net of tax of $1,413 and $17 for the three months ended September 30, 2023 and October 1, 2022, respectively and $1,719 and $2,269 for the nine months ended September 30, 2023 and October 1, 2022, respectively	4,537	(55)	5,523	7,371
Other Comprehensive Income, Net of Tax	4,579	56	5,648	7,703
Comprehensive Income	$7,792	$8,518	$16,466	$28,411
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	11,925,087	$119	$104,253	$377,263	$(7,033)	$474,602
Net income	—	—	—	12,246	—	12,246
Other comprehensive income, net of tax	—	—	—	—	7,647	7,647
Employee stock purchase plan	31,686	—	1,386	—	—	1,386
Stock options exercised	81,212	1	2,473	—	—	2,474
Stock awards vested	160,349	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(130,466)	(1)	(6,453)	—	—	(6,454)
Stock-based compensation	—	—	4,644	—	—	4,644
Balance at July 2, 2022	12,067,868	121	106,301	389,509	614	496,545
Net income	—	—	—	8,462	—	8,462
Other comprehensive income, net of tax	—	—	—	—	56	56
Employee stock purchase plan	28,007	—	1,119	—	—	1,119
Stock options exercised	16,551	—	613	—	—	613
Stock awards vested	775	—	—	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(10,893)	—	(518)	—	—	(518)
Stock-based compensation	—	—	2,510	—	—	2,510
Balance at October 1, 2022	12,102,308	$121	$110,025	$397,971	$670	$508,787

Balance at December 31, 2022	12,106,285	$121	$112,042	$406,052	$7,745	$525,960
Net income	—	—	—	7,605	—	7,605
Other comprehensive income, net of tax	—	—	—	—	1,069	1,069
Issuance of common stock in public offering, net of issuance costs	2,300,000	23	85,084	—	—	85,107
Employee stock purchase plan	26,833	—	1,307	—	—	1,307
Stock options exercised	27,332	—	807	—	—	807
Stock awards vested	228,063	3	(3)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(118,924)	(1)	(6,621)	—	—	(6,622)
Stock-based compensation	—	—	6,910	—	—	6,910
Balance at July 1, 2023	14,569,589	146	199,526	413,657	8,814	622,143
Net income	—	—	—	3,213	—	3,213
Other comprehensive income, net of tax	—	—	—	—	4,579	4,579
Employee stock purchase plan	25,378	—	1,314	—	—	1,314
Stock awards vested	2,360	—	—	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(948)	—	(53)	—	—	(53)
Stock-based compensation	—	—	4,206	—	—	4,206
Balance at September 30, 2023	14,596,379	$146	$204,993	$416,870	$13,393	$635,402
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash Flows from Operating Activities
Net Income	$10,818	$20,708
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	24,421	23,335
Non-cash operating lease cost	5,982	5,184
Inventory write down and property and equipment impairment due to restructuring	819	1,018
Stock-based compensation expense	13,769	7,904
Deferred income taxes	(5,088)	(6,981)
Provision for (recovery of) credit losses	723	(483)
Noncash loss on extinguishment of debt	—	295
Recognition of insurance recoveries	(3,886)	—
Other	180	603
Changes in Assets and Liabilities:
Accounts receivable	2,833	(21,584)
Contract assets	139	(18,091)
Inventories	(31,967)	(21,690)
Production cost of contracts	(861)	276
Other assets	(289)	(139)
Accounts payable	(12,381)	23,166
Contract liabilities	4,409	(8,020)
Operating lease liabilities	(5,740)	(4,700)
Accrued and other liabilities	690	(171)
Net Cash Provided by Operating Activities	4,571	630
Cash Flows from Investing Activities
Purchases of property and equipment	(16,032)	(14,365)
Proceeds from sale of assets	404	51
Payments for acquisition of BLR Aerospace L.L.C., net of cash acquired	(114,378)	—
Post closing cash received from the acquisition of Magnetic Seal LLC, net	—	365
Net Cash Used in Investing Activities	(130,006)	(13,949)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	152,500	4,000
Repayments of senior secured revolving credit facility	(123,700)	(4,000)
Borrowings from term loans	—	250,000
Repayments of term loans	(4,688)	(287,712)
Repayments of other debt	(250)	(246)
Debt issuance costs	—	(2,511)
Proceeds from issuance of common stock in public offering, net of issuance costs	85,107	—
Net cash paid upon issuance of common stock under stock plans	(2,585)	(1,281)
Net Cash Provided by (Used in) Financing Activities	106,384	(41,750)
Net Decrease in Cash and Cash Equivalents	(19,051)	(55,069)
Cash and Cash Equivalents at Beginning of Period	46,246	76,316
Cash and Cash Equivalents at End of Period	$27,195	$21,247
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
In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Form 10-Q. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
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

Supplemental Cash Flow Information

	(Dollars in thousands)
	Nine Months Ended
	September 30, 2023	October 1, 2022
Interest paid	$14,528	$7,417
Taxes paid, net	$10,322	$2,286
Non-cash activities:
Purchases of property and equipment not paid	$958	$1,828
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$3,213	$8,462	$10,818	$20,708
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	14,625	12,112	13,408	12,057
Dilutive potential common shares	189	238	253	289
Diluted weighted-average common shares outstanding	14,814	12,350	13,661	12,346
Earnings per share
Basic	$0.22	$0.70	$0.81	$1.72
Diluted	$0.22	$0.69	$0.79	$1.68
Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Stock options and stock units	82	82	45	50
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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended September 30, 2023.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, and we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements with an aggregate notional amount of $150.0 million, all with an effective date of January 1, 2024 (“Forward Interest Rate Swaps”) to manage our exposure to interest rate movements on a portion of our debt. As such, at the time we entered into the Forward Interest Rate Swaps, there was a high probability of forecasted interest payments on our debts occurring and the swaps were highly effective in offsetting those interest payments and therefore, we elected to apply cash flow hedge accounting. In July 2022, as a result of refinancing all our existing debt, which allowed borrowing based on a Secured Overnight Financing Rate (“SOFR”), we were required to complete an amendment of the Forward Interest Rate Swaps from One Month London Interbank Offered Rate (“LIBOR”) to One Month Term SOFR (“Amended Forward Interest Rate Swaps”), which occurred on the same day. After the transition of the Forward Interest Rate Swaps and debt to SOFR was completed, we determined the hedging relationship was still highly effective as of the amendment date. See Note 7. As of September 30, 2023, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedged item. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the condensed consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. Since the Amended Forward Interest Rate Swaps are not effective until January 1, 2024, we only record the changes in fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges. As such, during the three months ended September 30, 2023 and October 1, 2022, we recorded the unrealized gain (loss) to other comprehensive income (loss) of $4.5 million and $(0.1) million, respectively, and the associated change to other current assets, other assets, and deferred income taxes. During the nine months ended September 30, 2023 and October 1, 2022, we recorded the unrealized gain (loss) to other comprehensive income (loss) of $5.5 million and $7.4 million, respectively, and the associated change to other current assets, other assets, and deferred income taxes.
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
Net cumulative catch up adjustments on gross profit recorded were not material for both the three and nine months ended September 30, 2023 and October 1, 2022.
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
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, provision for estimated losses on contracts were $5.8 million and $3.9 million, respectively.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of September 30, 2023 and December 31, 2022, production cost of contracts were $5.9 million and $5.7 million, respectively.
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	September 30, 2023	December 31, 2022
Contract assets	$191,151	$191,290
Contract liabilities	$51,477	$47,068
The decrease in our contract assets as of September 30, 2023 compared to December 31, 2022 was primarily due to a net decrease of products in work in process in the current period.
The increase in our contract liabilities as of September 30, 2023 compared to December 31, 2022 was primarily due to a net increase of advance or progress payments received from our customers in the current period. We recognized $33.6 million of the contract liabilities as of December 31, 2022 as revenues during the nine months ended September 30, 2023.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of September 30, 2023 totaled $947.9 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2024 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Consolidated Ducommun
Military and space	$108,693	$106,303	$301,020	$312,317
Commercial aerospace	77,904	68,348	229,201	179,490
Industrial	9,653	11,939	34,540	32,462
Total	$196,250	$186,590	$564,761	$524,269

Electronic Systems
Military and space	$75,579	$78,811	$220,678	$230,818
Commercial aerospace	25,475	22,654	68,239	57,322
Industrial	9,653	11,939	34,540	32,462
Total	$110,707	$113,404	$323,457	$320,602

Structural Systems
Military and space	$33,114	$27,492	$80,342	$81,499
Commercial aerospace	52,429	45,694	160,962	122,168
Total	$85,543	$73,186	$241,304	$203,667

Government Grant
In November 2021, we were awarded an Aviation Manufacturing Jobs Protection Program grant from the U.S. Department of Transportation (“AMJPP Grant”) of $4.0 million. As part of the award, we had to meet, and did complete, certain requirements over a six month performance period from November 2021 to May 2022. As of December 31, 2022, we had received the entire $4.0 million grant balance, $2.0 million of which was received during 2021 and the remainder during 2022. We recorded no reduction to cost of sales or selling, general and administrative expenses during the three and nine months ended September 30, 2023. We recorded zero and $2.7 million as a reduction of cost of sales during the three and nine months ended October 1, 2022, respectively, and zero and $0.3 million as a reduction of selling, general, and administrative expenses during the three and nine months ended October 1, 2022, respectively. As of December 31, 2022, the requirements under the AMJPP Grant were completed and the entire $4.0 million awarded were received and thus, we also recorded the entire aggregate total of $3.6 million and $0.4 million as a reduction of cost of sales and selling, general and administrative expenses, respectively.
Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2023
In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock” (“ASU 2023-03”), which amends or supersedes various SEC paragraphs within the Accounting Standards Codification to conform to past SEC announcements and guidance issued by the SEC. ASU 2023-03 does not provide any new guidance so there was no transition or effective date. ASU 2023-03 did not have a material impact on our condensed consolidated financial statements.
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
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”), which incorporates updates to the Accounting Standards Codification to align certain SEC disclosure requirements. The amendments impact a variety of topics but are relatively narrow in nature. For entities required to comply with the SEC’s existing disclosure requirements, the effective date for each amendment will be the effective date of the removal of the disclosure requirement from SEC Regulation S-X or SEC Regulation S-K, with early adoption prohibited. The amendments should be applied prospectively. We are evaluating the impact of this standard.

Note 2. Business Combinations
BLR Aerospace, L.L.C. Acquisition
In April 2023, we acquired 100.0% of the outstanding equity interests of BLR Aerospace, L.L.C. (“BLR”), a privately-held leading provider of aerodynamic systems that enhance the productivity, performance, and safety of rotary and fixed-wing aircraft on commercial and military platforms. BLR is located in Everett, Washington. The acquisition of BLR adds to our strategy to diversify and offer more customized, value-driven engineered products with aftermarket opportunities.
The initial purchase price for BLR was $115.0 million, net of cash acquired, all payable in cash, subject to adjustments for working capital. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. Subsequent to the closing of the transaction, during the three months ended September 30, 2023, the working capital was finalized and the impact was immaterial. We allocated the gross purchase price of $117.0 million to the assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Estimated Fair Value
Cash	$2,656
Accounts receivable	4,149
Inventories	12,011
Other current assets	891
Property and equipment	2,632
Operating lease right-of-use assets	874
Intangible assets	55,500
Goodwill	41,193
Total assets acquired	119,906
Current liabilities	(2,145)
Other non-current liabilities	(727)
Total liabilities assumed	(2,872)
Total purchase price allocation	$117,034

	Useful Life (In years)	Estimated Fair Value (In thousands)
Intangible assets:
Technology	23	$35,600
Customer relationships	10-22	15,000
Trade name	18	4,900
		$55,500
The intangible assets acquired of $55.5 million were determined based on the estimated fair values using valuation techniques consistent with the income approach to measure fair value, which represented Level 3 fair value measurements. The useful lives were estimated based on the underlying agreements or the future economic benefit expected to be received from the assets. The values for technology and trade name were assessed using the relief from royalty methodology, while the value for customer relationships was estimated based on a multi-period excess earnings approach. Inputs to the income approach models and other aspects of the allocation of the purchase price require judgment. The more significant inputs used in the technology intangible asset valuation include (i) projected revenue, (ii) technology decay rate, and (iii) the discount rate. The more significant inputs used in the customer relationships intangible asset valuation include (i) future revenue growth rates, (ii) projected earnings before interest, taxes, and amortization (“EBITA”), (iii) the customer attrition rates, and (iv) the discount rate.
The goodwill of $41.2 million arising from the acquisition is attributable to the benefits we expect to derive from expected synergies from the transaction, including complementary products that will enhance our overall product portfolio, opportunities within new markets, and an acquired assembled workforce. All the goodwill was assigned to the Structural Systems segment. The BLR acquisition, for tax purposes, is deemed an asset acquisition and thus, the goodwill recognized is deductible for income tax purposes.
Acquisition related transaction costs were not included as components of consideration transferred but have been expensed as incurred. Total acquisition-related transaction costs incurred by us were zero and $1.3 million during the three and nine months ended September 30, 2023, respectively, and charged to selling, general and administrative expenses.
BLR’s results of operations have been included in our condensed consolidated statements of income since the date of acquisition as part of the Structural Systems segment and its revenues were less than two percent of total company revenues since the date of acquisition. Pro forma results of operations of the BLR acquisition have not been presented as the effect of the BLR acquisition was not material to our financial results.
Magnetic Seal LLC Acquisition
In December 2021, we acquired 100.0% of the outstanding equity interests of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”), a privately-held leading provider of high-impact, military-proven magnetic seals for critical systems in aerospace and defense applications, offering sealing solutions that are engineered to perform in high-speed, high-vibration, and other challenging environments. MagSeal is located in Warren, Rhode Island. The acquisition of MagSeal continued the advancement of our strategy to diversify and offer more customized, value-driven engineered products with aftermarket opportunities.

The original purchase price for MagSeal was $69.5 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $71.3 million in cash upon the closing of the transaction. Subsequent to the closing of the transaction, during the three months ended July 2, 2022, as part of finalizing the working capital adjustment, we received $0.4 million back from the seller which lowered the purchase price to $69.1 million, net of cash acquired. We allocated the gross purchase price of $70.9 million to the assets acquired and liabilities assumed at their estimated fair values. The estimated fair value of the assets acquired included $30.1 million of intangible assets, $4.5 million of inventories, $2.1 million of accounts receivable, $1.5 million of operating lease right-of-use assets, $0.5 million of property and equipment, $0.1 million of other current assets, and $2.3 million of liabilities assumed. The excess of the purchase price over the aggregate fair values of the net assets acquired and liabilities assumed of $32.6 million was recorded as goodwill. The intangible assets acquired were comprised of $24.8 million for customer relationships, $0.6 million for backlog, and $4.7 million for trade name, and were assigned an estimated useful life of 19 years, two years, and indefinite, respectively. All the goodwill was assigned to the Structural Systems segment. The MagSeal acquisition, for tax purposes, was deemed an asset acquisition and thus, the goodwill recognized was deductible for income tax purposes.
MagSeal’s results of operations have been included in our condensed consolidated statements of income since the date of acquisition as part of the Structural Systems segment. Pro forma results of operations of the MagSeal acquisition have not been presented as the effect of the MagSeal acquisition was not material to our financial results.

Note 3. Restructuring Activities
Summary of 2022 Restructuring Plan
In April 2022, management approved and commenced a restructuring plan that will better position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. During the three and nine months ended September 30, 2023, we recorded total charges of $4.0 million and $12.9 million, respectively. Cumulative through the nine months ended September 30, 2023, we recorded aggregate total charges of $19.7 million ($0.7 million of which was recorded as cost of sales). As of September 30, 2023, we estimate the remaining amount of charges related to this initiative will be $7.0 million to $9.0 million in total pre-tax restructuring charges through 2024. Of these charges, we estimate $6.0 million to $8.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $1.0 million to be non-cash charges for impairment of long-lived assets.
In the Electronics Systems segment, we recorded (reversals) charges of $1.5 million, $0.1 million, and $(0.1) million during the three months ended September 30, 2023, for severance and benefits that were classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring (reversals), respectively. We recorded charges (reversals) of $5.6 million, $0.1 million, $0.1 million, and $(0.2) million during the nine months ended September 30, 2023, for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring (reversals), respectively. Cumulative through the nine months ended September 30, 2023, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring (reversals) of $9.1 million, $0.4 million, $0.1 million, and $(0.2) million, respectively.
In the Structural Systems segment, we recorded $0.8 million, $0.4 million, less than $0.1 million, and $1.1 million during the three months ended September 30, 2023 for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring charges, respectively. We recorded $4.1 million, $1.1 million, less than $0.1 million, and $1.9 million during the nine months ended September 30, 2023, for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring charges, respectively. Cumulative through the nine months ended September 30, 2023, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $5.7 million, $1.6 million, $0.6 million, and $1.9 million, respectively.
Our restructuring activities during the nine months ended September 30, 2023 were as follows (in thousands):

	December 31, 2022	Nine Months Ended September 30, 2023				September 30, 2023
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$2,799	$9,782	$(6,161)	$—	$—	$6,420
Property and equipment accelerated depreciation due to restructuring	—	1,137	—	(1,137)	—	—
Inventory write down	—	188	—	(188)		—
Other	—	1,831	(1,831)	—	—	—
Ending balance	$2,799	$12,938	$(7,992)	$(1,325)	$—	$6,420
The restructuring activities accrual for severance and benefits of $6.4 million as of September 30, 2023 was included as part of accrued and other liabilities and are expected to be paid out through 2024.

Note 4. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	September 30, 2023	December 31, 2022
Raw materials and supplies	$187,637	$143,495
Work in process	24,456	23,799
Finished goods	3,096	3,917
Total	$215,189	$171,211

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
No material adverse factors/changes have occurred since the fourth quarter of 2022 that would require us to perform another qualitative or quantitative assessment. As such, for the third quarter of 2023, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
In April 2023, we completed the acquisition of BLR. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill. See Note 2 for further information.

The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$85,972	$285,129
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2022	$117,435	$85,972	$203,407
Goodwill from acquisition during the period	—	41,193	41,193
Balance at September 30, 2023	$117,435	$127,165	$244,600

Note 6. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	September 30, 2023	December 31, 2022
Accrued compensation	$29,533	$28,785
Accrued income tax and sales tax	8,094	10,478
Other	8,293	9,557
Total	$45,920	$48,820

Note 7. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	September 30, 2023	December 31, 2022
Term loans	$243,750	$248,438
Revolving credit facility	28,800	—
Total debt	272,550	248,438
Less current portion	(6,250)	(6,250)
Total long-term debt, less current portion	266,300	242,188
Less debt issuance costs - term loans	(1,308)	(1,593)
Total long-term debt, net of debt issuance costs - term loans	$264,992	$240,595
Debt issuance costs - revolving credit facility (1)	$1,887	$2,265
Weighted-average interest rate	7.43%	4.36%
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
For the three months ended September 30, 2023 and October 1, 2022, we made the required quarterly amortization payments on the 2022 Term Loan and 2019 Term Loan of $1.6 million and $1.8 million, respectively. For the nine months ended September 30, 2023 and October 1, 2022, we made the required quarterly amortization payments on the 2022 Term Loan and 2019 Term Loan of $4.7 million and $3.5 million, respectively. No mandatory quarterly amortization payment was required to be paid on the 2022 Term Loan during the three months ended October 1, 2022.
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
However, since we were paying down on the term loans during the three months ended April 2, 2022, we were required to pay down on the 2019 Term Loan and 2018 Term Loan on a pro-rata basis and thus, we paid down $13.0 million and $17.0 million on the 2019 Term Loan and 2018 Term Loan, respectively, for an aggregate total pay down of $30.0 million. During the three months ended September 30, 2023 and October 1, 2022, we made no other voluntary prepayments on our term loans.
As of September 30, 2023, we had $171.0 million of unused borrowing capacity under the 2022 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
As of September 30, 2023, we were in compliance with all covenants required under the 2022 Credit Facilities.
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
In April 2023, we completed the acquisition of BLR. The initial purchase price for BLR was $115.0 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. We utilized the 2022 Revolving Credit Facility to complete the acquisition. See Note 2 for further information.
In May 2023, we completed a public offering of our common stock resulting in net proceeds of $85.1 million. We utilized the net proceeds plus cash on hand to pay down $85.2 million on the 2022 Revolving Credit Facility. See Note 8 for further information.
In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. The Forward Interest Rate Swaps were deemed to be highly effective upon entering into the derivative contracts and thus, hedge accounting treatment was utilized. Since the Amended Forward Interest Rate Swaps (as defined below) are not effective until January 1, 2024, we only record the changes in fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges. As such, during the three months ended September 30, 2023 and October 1, 2022, we recorded the unrealized gain (loss) to other comprehensive income (loss) of $4.5 million and $(0.1) million, respectively, and the associated change to other current assets, other assets, and deferred income taxes. During the nine months ended September 30, 2023 and October 1, 2022, we recorded the unrealized gain (loss) to other comprehensive income (loss) of $5.5 million and $7.4 million, respectively, and the associated change to other current assets, other assets, and deferred income taxes. See Note 1 for further information.
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

Note 8. Shareholders’ Equity
In May 2023, we completed a public offering of 2.3 million shares of our common stock at $40.00 per share, for gross proceeds of $92.0 million. The common stock offering was made under our effective shelf registration statement. We incurred aggregate total out of pocket stock offering related fees of $6.9 million, resulting in net proceeds of $85.1 million. As such, we recorded an increase to common stock at par value of less than $0.1 million with the remaining amount as an increase to additional paid-in capital of $85.1 million. The public stock offering net proceeds along with cash on hand were used to pay down $85.2 million on the 2022 Revolving Credit Facility that was drawn on and utilized to complete the acquisition of BLR. See Note 2 and Note 7 for further information.

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
We recorded income tax expense of less than $0.1 million for the three months ended September 30, 2023 compared to $1.5 million for the three months ended October 1, 2022. The decrease in income tax expense for the third quarter of 2023 compared to the third quarter of 2022 was primarily due to lower pre-tax income in the third quarter of 2023 compared to the third quarter of 2022.
We recorded income tax expense of $1.8 million for the nine months ended September 30, 2023 compared to $4.0 million for the nine months ended October 1, 2022. The decrease in income tax expense for the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022 was primarily due to lower pre-tax income and higher income tax benefits recognized related to the U.S. Federal research and development tax credit in the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022. The decrease in income tax expense was partially offset by higher income tax expense related to non-deductible book compensation expenses and higher discrete income tax expense related to changes in deferred tax assets recognized in the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022.
Our total amount of unrecognized tax benefits was $4.8 million and $4.9 million as of September 30, 2023 and December 31, 2022, respectively. If recognized, $2.9 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of September 30, 2023 and December 31, 2022 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2023, we expect decreases to our unrecognized tax benefits of approximately $0.7 million in the next twelve months.
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

Note 11. Commitments and Contingencies
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Bernardino. We received service of process of this complaint in January 2021. The complaint alleged violations of California’s wage and hour laws relating to our current and former employees and sought attorney’s fees and penalties. We vigorously refuted and defended against these claims and reached a tentative settlement of $0.8 million during the fourth quarter 2021, which was subject to court approval. Thus, we recorded accrued liabilities of $0.8 million as of December 31, 2021. During the second quarter of 2022, additional factual information was identified resulting in an increase in the amount of the tentative settlement to $0.9 million. Therefore, we recorded an additional accrued liabilities of $0.1 million for a total accrued liabilities amount of $0.9 million as of the end of the second quarter of 2022 which remained unchanged as of December 31, 2022 as we were awaiting final court approval of this settlement. Subsequent to final court approval and paying of the $0.9 million in January 2023, during the third quarter of 2023 and upon plaintiff's motion, the court re-opened the settlement agreement to determine whether the class list captured all affected employees. We are appealing this decision as being without merit. Any amount of additional liability is still undetermined pending the appeal and as such, there is no amount of loss that is probable and reasonably estimable at this time. Thus, no additional accrual was recorded during the three months ended September 30, 2023.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both September 30, 2023 and December 31, 2022, which is reflected in other long-term liabilities on our condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million as of both September 30, 2023 and December 31, 2022, which is reflected in other long-term liabilities on our condensed consolidated balance sheets. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
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
The insurance claim for damages to our operating assets and business interruption was deemed final and closed by our insurance company during the three months ended July 1, 2023. During both the three months ended September 30, 2023 and October 1, 2022, we received no insurance recoveries. During the nine months ended September 30, 2023 and October 1, 2022, we received insurance recoveries of $3.8 million and $3.0 million, respectively. The $3.8 million of insurance recoveries received during the nine months ended September 30, 2023 was for business interruption and property and equipment damage of $2.1 million and $1.7 million, respectively, and recognized as other income. The $3.0 million received during the nine months ended October 1, 2022 was for business interruption, and was recognized as other income. Cumulatively, as of September 30, 2023, we have received insurance recoveries in aggregate total of $23.7 million, with $7.5 million for business interruption and $16.2 million for damages to property and equipment, inventories, and tooling. Further, all insurance recovery amounts received related to this claim have been recognized up to the amount of net book value loss and presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact, with the remaining amounts recognized as other income in our condensed consolidated statements of income when the contingencies were deemed resolved.
In April 2023, a fire damaged a relatively small portion of one of our performance centers in our Structural Systems reporting segment. There were no injuries, however, subsequent to the fire, we determined that some property and equipment in this company owned facility were damaged. Our insurance covers damage, up to a capped amount, to the property and equipment at replacement cost, as well as business interruption and recovery related expenses caused by the fire, less our per claim deductible. There was a loss of production in this damaged portion of the performance center for a short period of time but did not result in significant disruption to customer delivery schedules. Production in this damaged portion has since resumed. The anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. The anticipated insurance recoveries in excess of net book value of the damaged operating assets and business interruption will not be recorded until all contingencies related to our claim have been resolved. As such, during the three months ended July 1, 2023, we wrote off property and equipment with an aggregate total net book value of $0.2 million. Also during the three months ended July 1, 2023, we received insurance recoveries of $0.3 million (which was net of our deductible of $0.1 million) and thus, such insurance recoveries were also presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact. The amount of the insurance recoveries received in excess of the loss on operating assets was deemed a contingent gain and since the gain contingencies were deemed resolved, the $0.1 million was also recorded as other income during the three months ended July 1, 2023. No insurance recoveries were received during the three months ended September 30, 2023.
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

Financial information by reportable operating segment was as follows:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net Revenues
Electronic Systems	$110,707	$113,404	$323,457	$320,602
Structural Systems	85,543	73,186	241,304	203,667
Total Net Revenues	$196,250	$186,590	$564,761	$524,269
Segment Operating Income (1)
Electronic Systems	$12,710	$13,881	$32,249	$36,902
Structural Systems	6,743	6,687	16,873	12,839
	19,453	20,568	49,122	49,741
Corporate General and Administrative Expenses (2)	(10,844)	(7,351)	(29,136)	(19,647)
Total Operating Income	$8,609	$13,217	$19,986	$30,094
Depreciation and Amortization Expenses
Electronic Systems	$3,567	$3,510	$10,626	$10,500
Structural Systems	4,852	4,100	13,619	12,659
Corporate Administration	59	59	176	176
Total Depreciation and Amortization Expenses	$8,478	$7,669	$24,421	$23,335
Capital Expenditures
Electronic Systems	$978	$3,192	$4,752	$7,831
Structural Systems	3,802	1,175	11,043	7,033
Corporate Administration	—	—	—	—
Total Capital Expenditures	$4,780	$4,367	$15,795	$14,864
(1)The results for the three and nine months ended September 30, 2023 include BLR’s results of operations which have been included in our condensed consolidated statements of income since the date of acquisition as part of the Structural Systems segment. See Note 2.
(2)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(Dollars in thousands)
	September 30, 2023	December 31, 2022
Total Assets
Electronic Systems	$540,497	$543,298
Structural Systems (1)	550,201	410,565
Corporate Administration (2)	51,653	67,643
Total Assets	$1,142,351	$1,021,506
Goodwill and Intangibles
Electronic Systems	$175,536	$182,501
Structural Systems (1)	239,729	148,107
Total Goodwill and Intangibles	$415,265	$330,608
(1)In April 2023, we acquired 100.0% of the outstanding equity interests of BLR for an initial purchase price of $115.0 million, net of cash acquired. We allocated the gross purchase price of $117.0 million to the assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill. See Note 2.
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
COVID-19 Pandemic Impact on Our Business
The COVID-19 pandemic had a significant impact on our overall business during the prior year three and nine months ended October 1, 2022. As a result of the COVID-19 pandemic, precautionary measures were instituted by governments and businesses to mitigate its spread, including the imposition of travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses.
The COVID-19 pandemic and the resulting inflation, rising interest rates, supply chain issues, geopolitical developments, and other events have contributed and/or continues to contribute to a general slowdown in the global economy and most significantly, the commercial aerospace end-use market. While both major large aircraft manufacturers, The Boeing Company (“Boeing”) and Airbus SE, have announced increases in build rates for 2023, the ramp up is slower than expected and below pre-pandemic levels. In its 2022 Annual Report on Form 10-K, Boeing indicated that domestic travel continues to recover from the lingering effects of the COVID-19 pandemic and will recover before international travel. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty, in the prior year, COVID-19 had a significant impact on our business, the businesses of our customers and suppliers, as well as our results of operations and financial condition, and such lingering effects could have a material adverse impact on our business, results of operations and financial condition for 2023 and beyond.
Third quarter 2023 recap:
•Net revenues of $196.3 million
•Net income of $3.2 million, or $0.22 per diluted share
•Adjusted EBITDA of $29.3 million, or 14.9% of net revenues
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, Guaymas fire related expenses, other fire related expenses, insurance recoveries related to loss on operating assets, insurance recoveries related to business interruption, inventory purchase accounting adjustments, loss on extinguishment of debt, and other debt refinancing costs (“Adjusted EBITDA”) were $29.3 million and $26.0 million for the three months ended September 30, 2023 and October 1, 2022, respectively.
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
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$3,213	$8,462	$10,818	$20,708
Interest expense	5,370	2,998	15,324	8,056
Income tax expense	26	1,462	1,789	4,035
Depreciation	4,020	3,652	11,692	10,849
Amortization	4,458	4,017	12,729	12,486
Stock-based compensation expense (1)	5,652	2,714	13,769	7,904
Restructuring charges (2)	3,999	567	12,938	3,798
Guaymas fire related expenses	548	1,496	3,896	3,451
Other fire related expenses	—	—	477	—
Insurance recoveries related to loss on operating assets	—	—	(5,563)	—
Insurance recoveries related to business interruption	—	—	(2,160)	(3,000)
Inventory purchase accounting adjustments	2,041	107	2,807	1,381
Loss on extinguishment of debt	—	295	—	295
Other debt refinancing costs	—	224	—	224
Adjusted EBITDA	$29,327	$25,994	$78,516	$70,187
% of net revenues	14.9%	13.9%	13.9%	13.4%
(1) The three and nine months ended September 30, 2023 included $1.4 million and $2.7 million, respectively, and the three and nine months ended October 1, 2022 included $0.3 million and $0.8 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and nine months ended September 30, 2023 included $0.1 million and $0.3 million, respectively, of stock-based compensation expense recorded as cost of sales. The three and nine months ended October 1, 2022 both included zero stock-based compensation expense recorded as cost of sales.
(2) The three and nine months ended September 30, 2023 both included $0.2 million, and the three and nine months ended October 1, 2022 included zero and $0.5 million, respectively, of restructuring charges that were recorded as cost of sales.

Results of Operations
Third Quarter of 2023 Compared to Third Quarter of 2022
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended				(Dollars in thousands, except per share data) Nine Months Ended
	September 30, 2023	% of Net Revenues	October 1, 2022	% of Net Revenues	September 30, 2023	% of Net Revenues	October 1, 2022	% of Net Revenues
Net Revenues	$196,250	100.0%	$186,590	100.0%	$564,761	100.0%	$524,269	100.0%
Cost of Sales	151,648	77.3%	148,003	79.3%	443,270	78.5%	418,565	79.8%
Gross Profit	44,602	22.7%	38,587	20.7%	121,491	21.5%	105,704	20.2%
Selling, General and Administrative Expenses	32,182	16.4%	24,803	13.3%	88,755	15.7%	72,340	13.8%
Restructuring Charges	3,811	1.9%	567	0.3%	12,750	2.3%	3,270	0.7%
Operating Income	8,609	4.4%	13,217	7.1%	19,986	3.5%	30,094	5.7%
Interest Expense	(5,370)	(2.7)%	(2,998)	(1.6)%	(15,324)	(2.7)%	(8,056)	(1.5)%
Loss on Extinguishment of Debt	—	—%	(295)	(0.2)%	—	—%	(295)	(0.1)%
Other Income	—	—%	—	—%	7,945	1.4%	3,000	0.6%
Income Before Taxes	3,239	1.7%	9,924	5.3%	12,607	2.2%	24,743	4.7%
Income Tax Expense	26	nm	1,462	nm	1,789	nm	4,035	nm
Net Income	$3,213	1.6%	$8,462	4.5%	$10,818	1.9%	$20,708	3.9%

Effective Tax Rate	0.8%	nm	14.7%	nm	14.2%	nm	16.3%	nm
Diluted Earnings Per Share	$0.22	nm	$0.69	nm	$0.79	nm	$1.68	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three and nine months ended September 30, 2023 and October 1, 2022, respectively, were as follows:

	Three Months Ended					Nine Months Ended
		(Dollars in thousands)		% of Net Revenues			(Dollars in thousands)		% of Net Revenues
	Change	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022	Change	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Consolidated Ducommun
Military and space	$2,390	$108,693	$106,303	55.4%	57.0%	$(11,297)	$301,020	$312,317	53.3%	59.6%
Commercial aerospace	9,556	77,904	68,348	39.7%	36.6%	49,711	229,201	179,490	40.6%	34.2%
Industrial	(2,286)	9,653	11,939	4.9%	6.4%	2,078	34,540	32,462	6.1%	6.2%
Total	$9,660	$196,250	$186,590	100.0%	100.0%	$40,492	$564,761	$524,269	100.0%	100.0%

Electronic Systems
Military and space	$(3,232)	$75,579	$78,811	68.3%	69.5%	$(10,140)	$220,678	$230,818	68.2%	72.0%
Commercial aerospace	2,821	25,475	22,654	23.0%	20.0%	10,917	68,239	57,322	21.1%	17.9%
Industrial	(2,286)	9,653	11,939	8.7%	10.5%	2,078	34,540	32,462	10.7%	10.1%
Total	$(2,697)	$110,707	$113,404	100.0%	100.0%	$2,855	$323,457	$320,602	100.0%	100.0%

Structural Systems
Military and space	$5,622	$33,114	$27,492	38.7%	37.6%	$(1,157)	$80,342	$81,499	33.3%	40.0%
Commercial aerospace	6,735	52,429	45,694	61.3%	62.4%	38,794	160,962	122,168	66.7%	60.0%
Total	$12,357	$85,543	$73,186	100.0%	100.0%	$37,637	$241,304	$203,667	100.0%	100.0%
Net revenues for the three months ended September 30, 2023 were $196.3 million, compared to $186.6 million for the three months ended October 1, 2022. The year-over-year increase was primarily due to the following:
•$9.6 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms, commercial rotary-wing aircraft platforms, and other commercial aerospace platforms; and
•$2.4 million higher revenues in our military and space end-use markets due to higher build rates on military rotary-wing aircraft platforms and other military and space platforms, partially offset by lower build rates on military fixed-wing aircraft platforms and various missile platforms.
Net revenues for the nine months ended September 30, 2023 were $564.8 million, compared to $524.3 million for the nine months ended October 1, 2022. The year-over-year increase was primarily due to the following:
•$49.7 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms and large aircraft platforms; partially offset by
•$11.3 million lower revenues in our military and space end-use markets due to lower build rates on military fixed-wing aircraft platforms and various missile platforms, partially offset by higher build rates on other military and space platforms and military rotary-wing aircraft platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Boeing Company	8.8%	7.2%	8.2%	7.0%
General Dynamics Corporation	3.3%	6.0%	4.0%	5.7%
Northrop Grumman Corporation	4.3%	5.1%	5.3%	5.8%
RTX Corporation	16.4%	20.6%	15.7%	21.0%
Spirit AeroSystems Holdings, Inc.	5.9%	6.8%	6.2%	5.7%
Viasat, Inc.	5.8%	5.7%	5.4%	4.7%
Total top ten customers (1)	58.0%	63.9%	57.5%	61.1%

(1)Includes The Boeing Company (“Boeing”), General Dynamics Corporation (“GD”), Northrop Grumman Corporation (“Northrop”), RTX Corporation (“RTX”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and Viasat, Inc. (“Viasat”) for the three and nine months ended September 30, 2023 and October 1, 2022. Raytheon Technologies Corporation changed its name to RTX Corporation effective July 17, 2023.
Boeing, GD, Northrop, RTX, Spirit, and Viasat represented the following percentages of total accounts receivable:

	September 30, 2023	December 31, 2022
Boeing	7.1%	3.8%
GD	2.8%	3.4%
Northrop	3.8%	13.0%
RTX	12.4%	16.2%
Spirit	3.0%	1.6%
Viasat	6.2%	10.3%
The net revenues and accounts receivable from Boeing, GD, Northrop, RTX, Spirit, and Viasat are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues increased year-over-year with the three months ended September 30, 2023 of 22.7%, compared to the three months ended October 1, 2022 of 20.7% primarily due to favorable product mix and favorable manufacturing volume, partially offset by unfavorable other manufacturing costs.
Gross profit as a percentage of net revenues increased year-over-year with the nine months ended September 30, 2023 of 21.5%, compared to the nine months ended October 1, 2022 of 20.2% primarily due to favorable manufacturing volume, partially offset by unfavorable other manufacturing costs and unfavorable product mix.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $7.4 million year-over-year in the three months ended September 30, 2023 compared to the three months ended October 1, 2022 primarily due to BLR SG&A expenses of $3.6 million which did not exist in the prior year period, and higher stock-based compensation expense of $2.9 million.
SG&A expenses increased $16.4 million year-over-year in the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022 primarily due to BLR SG&A expenses of $5.9 million which did not exist in the prior year period, higher stock-based compensation expense of $5.6 million, and higher professional services fees of $1.9 million, mainly due to the BLR acquisition.
Restructuring Charges
Restructuring charges increased $3.2 million and $9.5 million year-over-year in the three and nine months ended September 30, 2023, compared to the three and nine months ended October 1, 2022, respectively, primarily due to the restructuring plan that was approved and commenced in April 2022 that is expected to better position us for stronger performance. See Note 3 for further information.
Interest Expense
Interest expense increased $2.4 million and $7.3 million year-over-year in the three and nine months ended September 30, 2023 compared to the three and nine months ended October 1, 2022, respectively, primarily due to higher interest rates.
Income Tax Expense
We recorded income tax expense of less than $0.1 million for the three months ended September 30, 2023 compared to $1.5 million for the three months ended October 1, 2022. The decrease in income tax expense for the third quarter of 2023 compared to the third quarter of 2022 was primarily due to lower pre-tax income in the third quarter of 2023 compared to the third quarter of 2022.
We recorded income tax expense of $1.8 million for the nine months ended September 30, 2023 compared to $4.0 million for the nine months ended October 1, 2022. The decrease in income tax expense for the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022 was primarily due to lower pre-tax income and higher income tax benefits recognized related to the U.S. Federal research and development tax credit in the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022. The decrease in income tax expense was partially offset by higher income tax expense related to non-deductible book compensation expenses and higher discrete income tax expense related to changes in deferred tax assets recognized in the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022.
Our total amount of unrecognized tax benefits was $4.8 million and $4.9 million as of September 30, 2023 and December 31, 2022, respectively. If recognized, $2.9 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of September 30, 2023 and December 31, 2022 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2023, we expect decreases to our unrecognized tax benefits of approximately $0.7 million in the next twelve months.
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
Net Income and Earnings per Share
Net income and earnings per share for the three months ended September 30, 2023 were $3.2 million, or $0.22 per diluted share, compared to $8.5 million, or $0.69 per diluted share, for the three months ended October 1, 2022. The decrease in net income for the three months ended September 30, 2023 compared to the three months ended October 1, 2022 was primarily due to higher SG&A expenses of $7.4 million, higher restructuring charges of $3.2 million, and higher interest expense of $2.4 million, partially offset by higher gross profit of $6.0 million. The higher SG&A expenses were primarily due to BLR SG&A expenses of $3.6 million which did not exist in the prior year period as the acquisition of BLR was completed during the three months ended July 1, 2023, and higher stock-based compensation expense of $2.9 million.
Net income and earnings per share for the nine months ended September 30, 2023 were $10.8 million, or $0.79 per diluted share, compared to $20.7 million, or $1.68 per diluted share, for the nine months ended October 1, 2022. The decrease in net income for the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022 was primarily due to higher SG&A expenses of $16.4 million, higher restructuring charges of $9.5 million, and higher interest expense of $7.3 million, partially offset by higher gross profit of $15.8 million and higher other income of $4.9 million. The higher SG&A expenses were primarily due to BLR SG&A expenses of $5.9 million which did not exist in the prior year period as the acquisition of BLR was completed during the three months ended July 1, 2023, and higher stock-based compensation expense of $5.6 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and nine months ended September 30, 2023 and October 1, 2022:

	Three Months Ended					Nine Months Ended
	%	(Dollars in thousands)		% of Net Revenues		%	(Dollars in thousands)		% of Net Revenues
	Change	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022	Change	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net Revenues
Electronic Systems	(2.4)%	$110,707	$113,404	56.4%	60.8%	0.9%	$323,457	$320,602	57.3%	61.2%
Structural Systems	16.9%	85,543	73,186	43.6%	39.2%	18.5%	241,304	203,667	42.7%	38.8%
Total Net Revenues	5.2%	$196,250	$186,590	100.0%	100.0%	7.7%	$564,761	$524,269	100.0%	100.0%
Segment Operating Income
Electronic Systems		$12,710	$13,881	11.5%	12.2%		$32,249	$36,902	10.0%	11.5%
Structural Systems		6,743	6,687	7.9%	9.1%		16,873	12,839	7.0%	6.3%
		19,453	20,568				49,122	49,741
Corporate General and Administrative Expenses (1)		(10,844)	(7,351)	(5.5)%	(3.9)%		(29,136)	(19,647)	(5.2)%	(3.7)%
Total Operating Income		$8,609	$13,217	4.4%	7.1%		$19,986	$30,094	3.5%	5.7%
Adjusted EBITDA
Electronic Systems
Operating Income		$12,710	$13,881				$32,249	$36,902
Other Income		—	—				222	—
Depreciation and Amortization		3,567	3,510				10,626	10,500
Stock-Based Compensation Expense (2)		97	—				321	—
Restructuring Charges		1,794	340				5,739	1,624
		18,168	17,731	16.4%	15.6%		49,157	49,026	15.2%	15.3%
Structural Systems
Operating Income		6,743	6,687				16,873	12,839
Depreciation and Amortization		4,852	4,100				13,619	12,659
Stock-Based Compensation Expense (3)		76	—				259	—
Restructuring Charges		2,205	227				7,113	2,174
Guaymas fire related expenses		548	1,496				3,896	3,451
Other fire related expenses		—	—				477	—
Inventory Purchase Accounting Adjustments		2,041	107				2,807	1,381
		16,465	12,617	19.2%	17.2%		45,044	32,504	18.7%	16.0%
Corporate General and Administrative Expenses (1)
Operating Loss		(10,844)	(7,351)				(29,136)	(19,647)
Depreciation and Amortization		59	59				176	176
Stock-Based Compensation Expense (4)		5,479	2,714				13,189	7,904
Restructuring Charges		—	—				86	—
Other Debt Refinancing Costs		—	224				—	224
		(5,306)	(4,354)				(15,685)	(11,343)
Adjusted EBITDA		$29,327	$25,994	14.9%	13.9%		$78,516	$70,187	13.9%	13.4%
Capital Expenditures
Electronic Systems		$978	$3,192				$4,752	$7,831
Structural Systems		3,802	1,175				11,043	7,033
Corporate Administration		—	—				—	—
Total Capital Expenditures		$4,780	$4,367				$15,795	$14,864
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

(2)The three and nine months ended September 30, 2023 included less than $0.1 million and $0.1 million, respectively, of stock-based compensation expense recorded as cost of sales. The three and nine months ended October 1, 2022 both included zero stock-based compensation expense recorded as cost of sales.
(3)The three and nine months ended September 30, 2023 included $0.1 million and $0.2 million, respectively, of stock-based compensation expense recorded as cost of sales. The three and nine months ended October 1, 2022 both included zero stock-based compensation expense recorded as cost of sales.
(4)The three and nine months ended September 30, 2023 included $1.4 million and $2.7 million, respectively, and the three and nine months ended October 1, 2022 included $0.3 million and $0.8 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.
Electronic Systems
Electronic Systems net revenues in the three months ended September 30, 2023 compared to the three months ended October 1, 2022 decreased $2.7 million primarily due to the following:
•$3.2 million lower revenues in our military and space end-use markets due to lower build rates on military fixed-wing aircraft platforms, partially offset by higher build rates on other military and space platforms; partially offset by
•$2.8 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms.
Electronic Systems net revenues in the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022 increased $2.9 million primarily due to the following:
•$10.9 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms; partially offset by
•$10.1 million lower revenues in our military and space end-use markets due to lower build rates on military fixed-wing aircraft platforms, partially offset by higher build rates on other military and space platforms.
Electronic Systems segment operating income in the three months ended September 30, 2023 compared to the three months ended October 1, 2022 decreased $1.2 million primarily due to higher restructuring charges and unfavorable other manufacturing costs, partially offset by favorable product mix and favorable manufacturing volume.
Electronic Systems segment operating income in the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022 decreased $4.7 million primarily due to higher restructuring charges, unfavorable product mix, and unfavorable other manufacturing costs, partially offset by favorable manufacturing volume.
Structural Systems
Structural Systems net revenues in the three months ended September 30, 2023 compared to the three months ended October 1, 2022 increased $12.4 million primarily due to the following:
•$6.7 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms; and
•$5.6 million higher revenues in our military and space end-use markets due to higher build rates on military rotary-wing platforms and other military and space platforms, partially offset by lower build rates on various missile platforms.
Structural Systems net revenues in the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022 increased $37.6 million primarily due to the following:
•$38.8 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms and other commercial aerospace platforms; partially offset by
•$1.2 million lower revenues in our military and space end-use markets due to lower build rates on various missile platforms and military fixed-wing aircraft platforms, partially offset by higher build rates on other military and space platforms and military rotary-wing aircraft platforms.
The Structural Systems segment operating income in the three months ended September 30, 2023 compared to the three months ended October 1, 2022 increased $0.1 million primarily due to favorable product mix and favorable manufacturing volume, partially offset by higher restructuring charges, higher inventory purchase accounting adjustments, and unfavorable other manufacturing costs.
The Structural Systems segment operating income in the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022 increased $4.0 million primarily due to favorable manufacturing volume and favorable product mix, partially offset by higher restructuring charges, unfavorable other manufacturing costs, and higher inventory purchase accounting adjustments.
In April 2023, we acquired 100.0% of BLR Aerospace L.L.C. (“BLR”). The initial purchase price for BLR was $115.0 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. BLR’s results of operations have been included in our condensed consolidated statements of income since the date of acquisition and is a part of the Structural Systems segment. See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
In April 2023, a fire damaged a relatively small portion of one of our performance centers in our Structural Systems reporting segment. Our insurance covers damage, up to a capped amount, to the property and equipment at replacement cost, as well as business interruption and recovery related expenses caused by the fire, less our per claim deductible. There was a loss of production in this damaged portion of the performance center for a short period of time but did not result in significant disruption to customer delivery schedules. Production in this damaged portion has since resumed. See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased $3.5 million for the three months ended September 30, 2023 compared to the three months ended October 1, 2022 primarily due to higher stock-based compensation expense of $2.8 million.
CG&A expenses increased $9.5 million for the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022 primarily due to higher stock-based compensation expense of $5.3 million and higher professional services fees of $1.1 million, mainly due to the BLR acquisition.
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

The decrease in backlog was primarily in the commercial aerospace end-use markets, partially offset by an increase in the military and space end-use markets. $638.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of September 30, 2023 and December 31, 2022:

	(Dollars in thousands)
	Change	September 30, 2023	December 31, 2022
Consolidated Ducommun
Military and space	$37,093	$494,447	$457,354
Commercial aerospace	(27,364)	422,728	450,092
Industrial	(12,003)	41,371	53,374
Total	$(2,274)	$958,546	$960,820
Electronic Systems
Military and space	$6,454	$368,036	$361,582
Commercial aerospace	(33,789)	91,801	125,590
Industrial	(12,003)	41,371	53,374
Total	$(39,338)	$501,208	$540,546
Structural Systems
Military and space	$30,639	$126,411	$95,772
Commercial aerospace	6,425	330,927	324,502
Total	$37,064	$457,338	$420,274

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	September 30,	December 31,
	2023	2022
Total debt, including long-term portion	$272.6	$248.4
Weighted-average interest rate on debt	7.43%	4.36%
Term Loans interest rate	6.82%	4.24%
Cash and cash equivalents	$27.2	$46.2
Unused Revolving Credit Facility	$171.0	$199.8
In July 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively are the new credit facilities (“2022 Credit Facilities”). In conjunction with the closing of the 2022 Credit Facilities, we utilized the entire $250.0 million of proceeds from the 2022 Term Loan plus our existing cash on hand to pay off our entire debt balance outstanding of $254.2 million under our prior credit facilities. At the same leverage ratio, the interest rate spread in the 2022 Credit Facilities is lower than the interest rate spread under our prior credit facilities. Interest payments are typically paid either on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. Further, the undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio, typically paid on a quarterly basis, on the last business day each quarter. However, the 2022 Revolving Credit Facility does not require any principal installment payments. As of September 30, 2023, we were in compliance with all covenants required under the 2022 Credit Facilities. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
We made the mandatory quarterly amortization payments under our existing term loans during the three and nine months ended September 30, 2023 of $1.6 million and $4.7 million, respectively, and during the three and nine months ended October 1, 2022 of zero and $3.5 million, respectively. No mandatory quarterly amortization payment was required to be paid on the 2022 Term Loan during the three months ended October 1, 2022. We made no voluntary prepayments on our term loans during both three months ended September 30, 2023 and October 1, 2022.
In April 2022, management approved and commenced a restructuring plan that will position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. As of September 30, 2023, we estimate the remaining amount of charges related to this initiative will be $7.0 million to $9.0 million in total pre-tax restructuring charges through 2024. Of these charges, we estimate $6.0 million to $8.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $1.0 million to be non-cash charges for impairment of long-lived assets. The restructuring accrual for severance and benefits of $6.4 million as of September 30, 2023 are expected to be paid out through 2024. On an annualized basis, we anticipate these restructuring actions will result in total cost savings of $11.0 million to $13.0 million. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
In April 2023, we completed the acquisition of BLR. The initial purchase price for BLR was $115.0 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. We utilized the 2022 Revolving Credit Facility to complete the acquisition. See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In May 2023, we completed a public offering of our common stock resulting in net proceeds of $85.1 million. The public stock offering net proceeds along with cash on hand were used to pay down $85.2 million on the 2022 Revolving Credit Facility that was drawn on and utilized to complete the acquisition of BLR. See Note 2, Note 7, and Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
Cash Flow Summary
Net cash provided by operating activities for the nine months ended September 30, 2023 was $4.6 million, compared to $0.6 million for the nine months ended October 1, 2022. The higher net cash provided by operating activities during the first nine months of 2023 was mainly due to lower accounts receivable and higher contract liabilities, partially offset by higher inventories, lower accounts payable, and lower net income.
Net cash used in investing activities was $130.0 million for the nine months ended September 30, 2023, compared to $13.9 million in the nine months ended October 1, 2022. The higher net cash used in investing activities during the first nine months of 2023 compared to the prior year period was mainly due to payments for the acquisition of BLR.
Net cash provided by financing activities was $106.4 million for the nine months ended September 30, 2023, compared to a net cash used in financing activities of $41.8 million for the nine months ended October 1, 2022. The higher net cash provided by financing activities during the first nine months of 2023 was mainly due to $85.1 million net proceeds from the issuance of common stock in a public offering and $28.8 million net borrowings under the revolving credit facility, partially offset by the voluntary $30.0 million pay down on term loans in the prior year nine months ended October 1, 2022.
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
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended September 30, 2023.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At September 30, 2023, we had total borrowings of $272.6 million under our 2022 Credit Facilities.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2022 for a discussion of our risk factors. Other than the risk factor below, there have been no material changes during the three months ended September 30, 2023 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2022.
We expect to face increased costs and resources to comply with the new SEC cybersecurity rule.
The SEC recently adopted a rule, “Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure,” that enhances and standardizes disclosures regarding cybersecurity risk management and governance, as well as material cybersecurity incidents. Under this new rule, public companies will now be required to make annual disclosures describing its processes for identifying and managing material cybersecurity risks, management’s role in assessing and managing such risks, and the Board of Directors’ oversight of cybersecurity risks. Companies also must disclose in a Form 8-K, the nature, scope, and timing of any material cybersecurity incidents identified and the material impact or reasonably likely material impact on the company. We expect to face increased costs to comply with this new SEC cybersecurity rule, including increased costs for cybersecurity training, staffing, and management. In addition, the requirement to report cybersecurity incidents within such a short timeframe could mean there will not be sufficient time to halt a breach before having to report it, potentially giving the hackers an advantage.

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

DUCOMMUN INCORPORATED
(Registrant)

Date: November 8, 2023	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Suman B. Mookerji
Suman B. Mookerji
Senior Vice President, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)