Form 10-K
period 2023-12-31
DUCOMMUN INC /DE/
filed 2024-02-22
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 1, 2023 was $635 million.
The number of shares of common stock outstanding on February 15, 2024 was 14,641,154.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference:
(a) Proxy Statement for the 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”), incorporated partially in Part III hereof.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include words such as “could,” “may,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “expect,” “would,” or similar expressions. These statements are based on the beliefs and assumptions of our management at the time such statements are made. Generally, forward-looking statements include information concerning our possible or assumed future actions, events or results of operations. Forward-looking statements specifically include, without limitation, the information in this Form 10-K regarding: future sales, earnings, cash flow, revenue recognition, uses of cash and other measures of financial performance, projections or expectations for future operations, including costs to complete contracts, goodwill impairment evaluations, useful life of intangible assets, unrecognized tax benefits and effective tax rate, environmental remediation costs, insurance recoveries, industry trends and expectations, including ramp up times for build rates, our plans with respect to restructuring activities, capital expenditures, completed acquisitions, future acquisitions and dispositions, and expected business opportunities that may be available to us.
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
•compliance with applicable regulatory requirements and changes in regulatory requirements, including regulatory requirements such as the Cybersecurity Maturity Model Certification (“CMMC”), applicable to government contracts and sub-contracts, and the Securities and Exchange Commission’s (“SEC”) “Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure” rule;
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
•economic and geopolitical developments and conditions, including supply chain issues and rising or higher interest rates;
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
•the risk of environmental liabilities;
•the risk of cybersecurity attacks, along with a potential significant ransom demand, or our inability to detect such attacks; and
•litigation with respect to us.
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
For example, on April 25, 2023, we acquired 100% of the outstanding equity interests of BLR Aerospace L.L.C. (“BLR”), a privately-held leading provider of aerodynamic systems that enhance the productivity, performance, and safety of rotary and fixed-wing aircraft on commercial and military platforms. The initial purchase price was $115.0 million, net of cash acquired. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. We utilized the 2022 Revolving Credit Facility (as defined below) to complete the acquisition. The acquisition of BLR adds to our strategy to diversify and offer more customized, value-driven engineered products with aftermarket opportunities, and was included in our Structural Systems segment.
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
Structural Systems
Structural Systems has three major product offerings to support a global customer base: commercial aircraft, military fixed-wing aircraft, and military and commercial rotary-wing aircraft. Our applications include structural components, structural assemblies, bonded (metal and composite) components, precision profile extrusions and extruded assemblies, ammunition handling systems, magnetic seals, and aerodynamic systems. In the structural components products, Structural Systems provides design services, engineers, and manufacturing of large complex contoured aluminum, titanium and Inconel aerostructure components for the aerospace industry. Structural assembly products include winglets, engine components, and fuselage structural panels for aircraft. Metal and composite bonded structures and assemblies products include aircraft wing spoilers, large fuselage skins, rotor blades on rotary-wing aircraft and components, flight control surfaces, engine components, ammunition handling systems, magnetic seals, and aerodynamic systems. To support these products, Structural Systems maintains advanced machine milling, stretch-forming, hot-forming, metal bonding, composite layup, and chemical milling capabilities and has an extensive engineering capability to support both design services and manufacturing.
AEROSPACE AND DEFENSE END-USE MARKETS OVERVIEW
Our largest end-use markets are the aerospace and defense markets and our revenues from these markets represented 94% of our total net revenues in 2023. These markets are serviced by suppliers which are stratified, from the highest value provided to the lowest, into four tiers: original equipment manufacturers (“OEMs”), Tier One, Tier Two, and Tier Three. The OEMs provide the highest value and are also known as prime contractors (“Primes”). We derive a significant portion of our revenues from subcontracts with OEMs. As the Primes for various programs and platforms, the OEMs sell to their customers, who may include, depending upon the application, the U.S. Federal Government, foreign, state and local governments, global commercial airline carriers, regional jet carriers and various other customers. The OEMs also sell to global leasing companies that lease commercial aircraft. A significant portion of our revenues is earned from subcontracts with the Primes. Tier One suppliers manufacture aircraft sections and purchase assemblies. Tier Two suppliers provide more complex, value-added parts and may also assume more design risk, manufacturing risk, supply chain risk and project management risk than Tier Three suppliers. Tier Three suppliers principally provide components or detailed parts. We currently compete with Tier One, Tier Two, and Tier Three suppliers. Our business growth strategy is to differentiate ourselves from competitors by providing more complex assemblies to our customers as a higher value added supplier.
Commercial Aerospace End-Use Market
The commercial aerospace end-use market is highly cyclical and is impacted by the level of global air passenger traffic in general, which in turn is influenced by global economic conditions, fleet fuel and maintenance costs, geopolitical developments, pandemics, supply chain issues, and inflationary forces. Revenues from the commercial aerospace end-use market represented 41% of our total net revenues for 2023.
The residual effects of the COVID-19 pandemic and the resulting inflation, rising or high interest rates, supply chain issues, geopolitical developments, and other events have contributed and/or continues to contribute to a general slowdown in the global economy and most significantly, the adverse impact on demand for civil air travel. Further, one of our largest customers, The Boeing Company (“Boeing”), was notified by the Federal Aviation Administration (“FAA”) in early January 2024 it has initiated an investigation into Boeing’s quality control system. This was followed by the FAA announcing actions to increase its oversight of Boeing as well as not approving production rate increases or additional production lines for the 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. While there continues to be uncertainty, Boeing is continuing to work with airlines and government officials on delivery timing and expect to deliver most of the aircraft in inventory by the end of 2024. The combination of these factors has, in turn, created a significant challenge for some of our customers and the entire commercial aerospace manufacturing and services sector. Airline financial performance, which also plays a role in the demand for new capacity, has been adversely impacted by the COVID-19 pandemic and aforementioned issues. According to the International Air Transport Association (“IATA”), it is estimating industry-wide profits of $23.3 billion for 2023, an increase from its forecast of $4.6 billion a year ago. For 2024, IATA is forecasting $25.7 billion in profits for the industry globally. Thus, the overall outlook continues to stabilize as we face uncertainties in the environment in the near-to medium-term as airlines are facing persistently high and volatile cost of fuel and tight labor conditions. The global economy is expecting an easing of inflation and interest rates, with regional economic and geopolitical difficulties adding uncertainty to the outlook and the financial viability of some airlines and regions.
In The Boeing Company’s (“Boeing”) 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), they indicated that in 2023, global air traffic largely recovered to 2019 levels with domestic travel continuing to be the most robust and the single-aisle market following closely. International travel has mostly recovered and the wide-body market continues to be paced by the international travel recovery. The transition in the international commercial market from recovery to normal market conditions is progressing slowly as China international travel remains below 2019 levels. Overall, Boeing is experiencing strong demand from its airline customers globally.
The long-term outlook for the industry remains positive due to the fundamental drivers of air travel demand: economic growth, increasing propensity to travel due to increased trade, globalization, and improved airline services driven by liberalization of air traffic rights between countries. Boeing’s commercial market outlook forecast projects a three and a half percent growth rate in the global fleet over a 20 year period. Based on long-term global economic growth projections of two and six tenths percent average annual gross domestic product (“GDP”) growth, Boeing projects demand for 42,595 new airplanes over the next 20 years. However, the industry remains vulnerable to various developments including fuel price spikes, credit market fluctuations, acts of terrorism, natural disasters, conflicts, epidemics, pandemics, and increased global environmental regulations. We believe we are well positioned given our product capabilities, investment in inventories and contract assets, and our initiatives to increase operating efficiencies to participate in the near term recovery and the long term projected growth rate for commercial air traffic and build rates for large commercial aircraft for the airframe manufacturing industry. If the recovery is slower than anticipated or any of those various developments occur, it could have a material adverse effect on our results of operations, financial position, and/or cash flows.
Defense End-Use Market
Our defense end-use market includes products used in military and space, including technologies and structures applications. The defense end-use market is highly cyclical and is impacted by the level of government defense spending. Government defense spending is impacted by national defense policies and priorities, political climates, fiscal budgetary constraints, U.S. Federal budget deficits, projected economic growth and the level of global military or security threats, or other conflicts. Revenues from the military and space end-use market in 2023 represented 53% of our total net revenues during 2023.
The U.S. government is currently operating under a continuing resolution (“CR”) to keep the government funded while the Congress works to enact full year fiscal year 2024 (“FY24”) appropriation bills. Under the Fiscal Responsibility Act of 2023, which imposes limits on discretionary spending for defense and non-defense programs in exchange for the lifting of the debt ceiling in June 2023, if Congress fails to enact all appropriation bills by April 30, 2024, then the budget caps will be reduced and corresponding automatic reductions to agency budget accounts will be enforced through sequestration. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financial position, and/or cash flows. For additional information related to our revenues from customers whose principal sales are to the U.S. Government and our direct sales to the U.S. Government, see “Risk Factors” contained within Part I, Item 1A of this Annual Report on Form 10-K (“Form 10-K”).
INDUSTRIAL END-USE MARKETS OVERVIEW
Our industrial, medical and other (collectively, “Industrial”) end-use markets are diverse and are impacted by the customers’ needs for increasing electronic content and a desire to outsource. Factors expected to impact these markets include capital and industrial goods spending and general economic conditions. Our products are used in heavy industrial manufacturing systems and certain medical applications. Revenues from the Industrial end-use markets were 6% of our total net revenues during 2023.
We believe our business in these markets in the long-term, is stable and we are well positioned in these markets even though the residual effects of the COVID-19 pandemic and the resulting inflation, rising or high interest rates, and supply chain issues has had and will continue to have an impact on our business.

SALES AND MARKETING
Our commercial revenues are substantially dependent on airframe manufacturers’ production rates of new aircraft. Deliveries of new aircraft by airframe manufacturers are dependent on the demand and financial capacity of its customers, primarily airlines and leasing companies, to purchase the aircraft. Thus, revenues from commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. Further, our revenues from commercial aircraft programs could be affected by changes in our customers’ inventory levels and changes in our customers’ aircraft production build rates as a result of changing demand by their end customer or in order to comply with regulatory requirements. Due to the effects from the lingering COVID-19 pandemic or regulatory compliance requirements, while both major large aircraft manufacturers, Boeing and Airbus SE (“Airbus”), have announced improved build rates, it will take longer to reach pre-COVID-19 pandemic levels. While the ramp up in production and demand will be slower in the near and medium future, we will continue to identify opportunities to expand our presence and offerings with both major large aircraft manufacturers and their supply chain.
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
We continue to broaden and diversify our customer base in the end-use markets we serve by providing innovative product and service solutions by drawing on our core competencies, experience and technical expertise. Net revenues related to military and space, commercial aerospace, and Industrial end-use markets in 2023 and 2022 were as follows:
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
MAJOR CUSTOMERS
We currently generate the majority of our revenues from the aerospace and defense industries. As a result, we have significant revenues from certain customers. Boeing and RTX Corporation (f/k/a Raytheon Technologies Corporation) (“RTX”) were our largest customers, with Boeing generating 8.2% and RTX generating 16.8% of our 2023 net revenues. Revenues from our top

10 customers, including Boeing and RTX, were 59% of total net revenues during 2023. Net revenues by major customer for 2023 and 2022 were as follows:
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
RAW MATERIALS AND COMPONENTS
Raw materials and components used in the manufacturing of our products include aluminum, titanium, steel and carbon fibers, as well as a wide variety of electronic interconnect and circuit card assemblies and components. These raw materials are generally available from a number of suppliers and are generally in adequate supply. However, from time to time, and due to the lingering effects from the COVID-19 pandemic, we have experienced increases in lead times and limited availability of various items including aluminum, titanium and certain other raw materials and/or components. Moreover, certain components, supplies and raw materials for our operations are purchased from single source suppliers and occasionally, directed by our customers. In such instances, we strive to develop alternative sources and design modifications to minimize the potential for business interruptions.
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
REMAINING PERFORMANCE OBLIGATIONS AND BACKLOG
We define performance obligations as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. The majority of the long-term agreements (“LTAs”) we enter into do not meet the definition of a contract under Accounting Standards Codification 606 (“ASC 606”) and thus, the backlog amount may or may not be greater than the remaining performance obligations amount as defined under ASC 606. Revenue based on remaining performance obligations is subject to delivery delays or program cancellations, which are beyond our control. Remaining performance obligations were $963.5 million at December 31, 2023. We anticipate recognizing an estimated 70% or $674.0 million of our remaining performance obligations during 2024.
We define backlog as potential revenue that is based on customer placed POs and LTAs with firm fixed price and expected delivery dates of 24 months or less. Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders, and tends to be concentrated in several programs to a greater extent, than our net revenues. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. Backlog was $993.6 million at December 31, 2023, compared to $960.8 million at December 31, 2022. The increase in backlog was primarily in the military and space end-use markets, partially offset by a decrease in the commercial aerospace end-use markets and the industrial end-use markets.
ENVIRONMENTAL MATTERS
Our business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including the Environmental Protection Agency (“EPA”). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transport and disposal of hazardous and non-hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that could be or have been released into the environment, or endanger human health, and they require us to obtain and maintain licenses and permits in connection with our operations. We may also be required to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on us. For example, California recently passed two wide-reaching bills that will impose significant and mandatory climate-related reporting requirements for large public and private companies doing business in the state. The bills will ultimately require annual disclosure of audited Scope 1, 2, and 3 greenhouse gas (“GHG”) emissions and biennial disclosure related to certain climate risks beginning in January 2026. We anticipate that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain our environmental compliance efforts, however, we currently do not expect such expenditures to be material in 2024 and the near term.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in Adelanto (a.k.a., El Mirage) and Monrovia, California. Based on currently available information, we have accrued $1.5 million at December 31, 2023 for our estimated liabilities related to these sites. For further information, see Note 15 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K. In addition, see Risk Factors contained within Part I, Item 1A of this Form 10-K for certain risks related to environmental matters.
HUMAN CAPITAL
Our employees are critical to our success. We promote a culture of honesty, respect, trust, and teamwork through our Code of Business Conduct. Also, we have been engaged in a number of social matters and issues, both within the Company in our management of human capital, and externally with our community based initiatives.
Employee Safety and Health
The safety of our workforce remains our highest priority as evidenced by our response to the COVID-19 pandemic over the last four years. To this end, we continue to focus on protecting the health and safety of our employees and maintaining a safe work environment, including during the COVID-19 pandemic where we followed the COVID-19 safety guidelines provided by state and local governments and the Centers for Disease Control and Prevention at all of our facilities.
We implemented the use of employee health and safety key performance indicators (“KPIs”) that were regularly communicated to our employees by senior management to improve safety outcomes. In 2023, we continued to invest in infrastructure to improve internal safety protocols related to key processes and refined our health and safety software tools to track and engage our performance centers to further reduce our lost time and total recordable incident rates.
Diversity and Inclusion
Diversity and inclusion has been and will continue to be important to our success. As part of our continuing improvement in this area, we implemented diversity and inclusion initiatives in 2019 to help accelerate the process of developing diverse, and qualified talent and applicant pools. To that end, we are seeing an increase in the number of women and individuals from underrepresented communities being promoted on merit into leadership roles. In 2020, we partnered with the Fund II Foundation to utilize its innovative internX platform to provide access to highly qualified and diverse science, technology, engineering and math (“STEM”) students. We believe that broadening the diversity of our pool of potential qualified applicants at the intern level will support our efforts at a diverse workforce reflective of the population and help us continue to develop a more diverse leadership team as our interns continue in their careers.

Talent Acquisition, Retention, and Development
We attract, develop, and retain employee talent by offering competitive compensation packages and fostering a culture of care about their well-being. In addition, we endeavor to be a proactive corporate citizen by being responsive and supportive of the needs of our employees to attract qualified talent. We strive to provide equal opportunities for qualified members of underrepresented communities and women for advancement within our company and award merit-based scholarships to the children and grandchildren of our employees so that they may develop the skills that will support their entry into the workforce. In addition, in 2018, we implemented an Employee Stock Purchase Plan (“ESPP”) to provide employees the opportunity to share in the ownership of our company and benefit from our performance through the purchase of our company’s stock. The ESPP allows eligible employees to accumulate contributions through after-tax payroll deductions to purchase shares of our Company’s stock at a 15% discount and serves as one of the key retention mechanisms for our human capital.
Workforce Demographics
As of December 31, 2023, we had a highly skilled workforce of 2,265 employees, of which 368 are subject to collective bargaining agreements expiring in April 2025 and June 2024. However, the Monrovia, California performance center that employs 97 of our collective bargaining employees that are covered by an agreement expiring in June 2024 will be ceasing production and the facility will close by the middle of 2024. See Note 3 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further discussion. Historically, we have been successful in negotiating renewals to expiring agreements without material disruption of operating activities, and believe our relations with our employees are good. See Risk Factors contained within Part I, Item 1A of this Form 10-K for additional information regarding certain risks related to our employees.
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
ITEM 1A. RISK FACTORS
Our business, financial condition, results of operations and cash flows may be affected by known and unknown risks, uncertainties and other factors. We have summarized below the significant, known material risks to our business. Additional risk factors not currently known to us or that we currently believe are immaterial may also impair our business, financial condition, results of operations and cash flows. Any of these risks, uncertainties and other factors could cause our future financial results to differ materially from recent financial results or from currently anticipated future financial results. The risk factors below should be considered together with the information included elsewhere in this Form 10-K as well as other required filings by us with the SEC.
CAPITAL STRUCTURE RISKS
Our indebtedness could limit our financing options, adversely affect our financial condition, and prevent us from fulfilling our debt obligations.
In July 2022, we completed a refinancing of our then existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures in July 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures in July 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively are the new credit facilities (“2022 Credit Facilities”). The terms of the 2022 Term Loan require us to make installment payments of 0.625% of the initial outstanding principal balance on a quarterly basis during years one and two, 1.250% during years three and four, and 1.875% during year five, on the last business day of each calendar quarter. In addition, the undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio.
At December 31, 2023, we had a total of $266.0 million of outstanding long-term debt under the 2022 Credit Facilities. The total long-term debt was primarily the result of our acquisitions, including Lightning Diversion Systems, LLC (“LDS”) in September 2017, Certified Thermoplastics Co., LLC (“CTP”) in April 2018, Nobles Worldwide, Inc. (“Nobles”) in October 2019, and BLR Aerospace, L.L.C. (“BLR”) on April 25, 2023.

Our ability to obtain additional financing or complete a debt refinancing in the future may be limited. Should we not have ready access to capital markets, we may have to undertake alternative financing plans, such as selling assets; reducing or delaying scheduled expansions, acquisitions and/or capital investments; or seeking various other forms of capital. Our ability to complete reasonable alternative financing plans may be affected by circumstances and economic events outside of our control. We cannot ensure that we would be able to refinance our debt or enter into alternative financing plans in adequate amounts on commercially reasonable terms, terms acceptable to us or at all, or that such plans guarantee that we would be able to meet our debt obligations.
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
•expose us to the risk of increased borrowing costs and rising or high interest rates as a portion of our current borrowings under our 2022 Credit Facilities bear interest at variable rates (our interest rate swaps, with an aggregate total notional amount of $150.0 million and seven year tenor, became effective on January 1, 2024), which could further adversely impact our cash flows;
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
On April 25, 2023, we acquired 100% of the outstanding equity interests of BLR for an initial purchase price of $115.0 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. We utilized the 2022 Revolving Credit Facility to complete the acquisition. See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further discussion.
In July 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of all the forward interest rate swaps (“Amended Forward Interest Rate Swaps”) we entered into in November 2021 that were based on U.S. dollar-one month London Interbank Offered Rate (“LIBOR”) to be based on one month Term Secured Overnight Financing Rate (“SOFR”) as borrowings can only be based on SOFR. The Amended Forward Interest Rate Swaps, with an aggregate total notional amount of $150.0 million and all with a seven year tenor, became effective on January 1, 2024. The weighted average fixed rate of the Amended Forward Interest Rate Swaps was 1.7%. At December 31, 2023, the outstanding balance on the 2022 Credit Facilities was $266.0 million with an average interest rate of 7.53%. Should interest rates increase significantly, our debt service cost on the variable portion of our debt will increase. Any inability to generate sufficient cash flow could have a material adverse effect on our financial condition or results of operations. See Note 1 and Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further discussion.

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
At December 31, 2023, we were in compliance with the leverage covenant under the 2022 Credit Facilities. However, there is no assurance that we will continue to be in compliance with the leverage covenant in future periods.
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
BUSINESS AND OPERATIONAL RISKS
Our end-use markets are cyclical.
We sell our products into aerospace, defense, and industrial end-use markets, which are cyclical and have experienced periodic declines. Our sales are, therefore, unpredictable and may tend to fluctuate based on a number of factors, including global economic conditions, U.S. defense budgetary spending, geopolitical developments and conditions, pandemics, supply chain shortages, rising or high interest rates and other developments affecting our end-use markets and the customers served. Consequently, results of operations in any period should not be considered indicative of the operating results that may be experienced in any future period.
We depend upon a select base of industries and customers, which subjects us to unique risks which may adversely affect us.
We currently generate the majority of our revenues from customers in the aerospace and defense industry. Our business depends, in part, on the level of new military and commercial aircraft orders. As a result, we have significant sales to certain customers. Sales to The Boeing Company (“Boeing”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and Viasat, Inc. (“Viasat”) comprise a significant portion of our commercial aerospace end-use market in 2023. A significant portion of our net sales in our military and space end-use markets are made under subcontracts with original equipment manufacturers (“OEMs”), under their prime contracts with the U. S. Government. We had significant sales to General Dynamics Corporation (“GD”), Northrop Grumman Corporation (“Northrop”), and RTX Corporation (f/k/a Raytheon Technologies Corporation) (“RTX”) in 2023 in our defense technologies end-use market.
Our customers may experience delays in the launch and certification of new products, labor strikes, diminished liquidity or credit unavailability, weak demand for their products, or other difficulties in their business. In addition, shifts in government spending priorities have caused and may continue to cause additional uncertainty in the placement of orders.
Our revenues from our top ten customers, which represented 59% of our total 2023 net revenues, were diversified over a number of different aerospace and defense products. Any significant change in production rates by these customers would have a material effect on our results of operations and cash flows. There is no assurance that our current significant customers will continue to buy products from us at current levels, or that we will retain any or all of our existing customers, or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers. This risk may be further complicated by pricing pressures, competition prevalent in our industry and other factors. A significant reduction in sales to any of our major customers, the loss of a major customer, or a default of a major customer on accounts receivable could have a material adverse impact on our financial results.
Boeing was one of our largest customers in 2023, and the 737 MAX was one of our highest commercial end use market revenue platforms. While Boeing has received approval from all the major civil aviation regulators around the world for its 737 MAX to return to service, our production rates are still below pre-COVID-19 pandemic levels. Further, as noted earlier, in early January 2024, the FAA initiated an investigation into Boeing’s quality control system. This was followed by the FAA announcing actions to increase its oversight of Boeing as well as not approving production rate increases or additional production lines for the 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. Revenue growth with our other commercial customers, including Airbus SE (“Airbus”), and continued solid demand from defense OEMs (also known as prime contractors) have helped to mitigate a significant portion of this risk for the time being. However, the residual effects of the COVID-19 pandemic along with inflationary forces, supply chain issues, and rising or high interest rates continues to dampen civil air travel demand in various segments and markets, and if traveler demand does not return in the near future, it may make it difficult to continue to offset a significant portion of this risk.
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
Further, the levels of U.S. Department of Defense (“U.S. DoD”) spending in future periods are difficult to predict and are impacted by numerous factors such as the political environment, U.S. foreign policy, macroeconomic conditions and the ability of the U.S. Government to enact relevant legislation such as the authorization and appropriations bills. For instance, the U.S. government is currently operating under a continuing resolution (“CR”) to keep the government funded while the Congress works to enact full year fiscal year 2024 (“FY24”) appropriation bills. Under the Fiscal Responsibility Act of 2023, which imposes limits on discretionary spending for defense and non-defense programs in exchange for the lifting of the debt ceiling in June 2023, if Congress fails to enact all appropriation bills by April 30, 2024, then the budget caps will be reduced and corresponding automatic reductions to agency budget accounts will be enforced through sequestration which could have a material effect on our results of operations, financial position, and/or cash flows. Further, there continues to be uncertainty with respect to future program-level appropriations for the U.S. DoD and other government agencies for fiscal year 2025 and beyond. Accordingly, long-term uncertainty remains with respect to overall levels of defense spending and it is likely that U.S. Government discretionary spending levels will continue to be subject to pressure.
Exports of certain of our products and our production facility in Guaymas, Mexico are subject to various export control regulations and authorizations, and we may not be successful in obtaining the necessary U.S. Government approvals and related export licenses for proposed sales to certain foreign customers.
We must comply with numerous laws and regulations relating to the export of some of our products before we are permitted to sell or manufacture those products outside the United States. Compliance often entails the submission and timely receipt of the necessary export approvals, licenses, or authorizations from the U.S. Government. Over the last several years, the U.S. export licensing environment for munitions has been adversely affected by a number of factors, including, but not limited to, the changing geopolitical environment and heightened tensions with other countries (which shift and evolve over time). Accordingly, we can give no assurance that we will be successful in obtaining, in a timely manner or at all, the approvals, licenses or authorizations we need to sell or manufacture our products outside the United States, which may result in the cancellation of orders and significant penalties to our customers if we do not make deliveries and fulfill our contractual commitments. Any significant delay in, or impairment of, our ability to sell products outside of the United States could have a material adverse effect on our business, financial condition and results of operations.
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
We have a manufacturing facility that we lease in Mexico and also derive a portion of our net revenues from direct foreign sales. Further, our customers may derive portions of their revenues from non-U.S. customers. As a result, we are subject to the risks of conducting and operating our business internationally, including:
•political instability;
•economic and geopolitical developments and conditions;
•pandemics and disasters, natural or otherwise;
•compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies conducting business abroad, including, but not limited to, the Foreign Corrupt Practices Act;
•imposition of taxes, export control approvals or licenses, tariffs, embargoes and other trade restrictions;
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
Some of our major customers have completed extensive cost containment efforts and we expect continued pricing pressures in 2024 and beyond. Competitive pricing pressures may have an adverse effect on our financial condition and operating results. Further, there can be no assurance that competition from existing or potential competitors in other segments of our business will not have a material adverse effect on our financial results. If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.
Our products and processes are subject to risk of obsolescence as a result of changes in technology and evolving industry and regulatory standards.
The future success of our business depends in large part upon our and our customers’ ability to maintain and enhance technological capabilities, develop and market manufacturing services that meet changing customer needs and successfully anticipate or respond to technological advances in manufacturing processes such as the incorporation of artificial intelligence and other disruptive technologies on a cost-effective and timely basis, while meeting evolving industry and regulatory standards. To address these risks, we invest in product design and development, and incur related capital expenditures. There can be no guarantee that our product design and development efforts will be successful, or that funds required to be invested in product design and development or incurred as capital expenditures will not increase materially in the future.
We may not have the ability to renew facilities leases on terms favorable to us and relocation of operations presents risks due to business interruption.
Certain of our manufacturing facilities and offices are leased and have lease terms that expire between 2024 and 2032. The majority of these leases provide renewal options at the fair market rental rate at the time of renewal, which, if renewed, could be significantly higher than our current rental rates. We may be unable to offset these cost increases by charging more for our products and services. Furthermore, continued economic conditions may continue to negatively impact and create greater pressure in the commercial real estate market, causing higher incidences of landlord default and/or lender foreclosure of properties, including properties occupied by us. While we maintain certain non-disturbance rights in most cases, it is not certain that such rights will in all cases be upheld and our continued right of occupancy in such instances could be potentially jeopardized. An occurrence of any of these events could have a material adverse effect on our financial results.
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
Prime contracts with our major customers that have contracts with various agencies of the U.S. Government are subject to numerous laws, regulations and certifications, which affect how we do business with our customers and may impose added costs to our business. As a result, our contracts and operations are subject to numerous extensive, complex, costly and evolving laws, regulations and restrictions, principally by the U.S. Government or their agencies. These laws, regulations and restrictions govern items including, but not limited to, the formation, administration and performance of U.S. Government contracts, disclosure of cost and pricing data, civil penalties for violations of false claims to the U.S. Government for payment, defining reimbursable costs, establishing ethical standards for the procurement process, controlling the import and export of defense articles and services, and cybersecurity requirements, such as Cybersecurity Maturity Model Certification (“CMMC”).
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
In addition, the U.S. Government may revise its procurement practices or adopt new contract rules and regulations at any time, including increased usage of fixed-price contracts, procurement reform, and compliance with cybersecurity requirements. Such changes could impair our ability to obtain new contracts or subcontracts or renew contracts or subcontracts under which we currently perform when those contracts are put up for competitive bidding. Any new contracting methods could be costly or administratively difficult for us to implement and could adversely affect our future net revenues.
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
We may be subject to litigation, other legal proceedings and indemnity claims, and, if any of these are resolved adversely against us in amounts that exceed the limits of our insurance coverage, it could have a material adverse effect on our business, financial condition, and results of operations.
From time to time, we and our subsidiaries are involved in various legal and other proceedings that are incidental to the conduct of our business. Any litigation, other legal proceedings or indemnity claims could result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines that may exceed our insurance coverage limits, or we may decide to settle on similarly unfavorable terms, any of which could adversely affect our business, financial condition, and results of operations. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. See Note 13 and Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
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
Our goodwill and other intangible assets as of December 31, 2023 were $410.9 million, or 37% of total assets. If our goodwill and/or other assets are impaired, it could have an adverse effect on our results of operations and financial condition. See “Goodwill and Other Intangible Assets” in Note 7 of our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.

We expect to face increased costs and resources to comply with the new SEC cybersecurity rule.
The SEC recently adopted a rule, “Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure,” that enhances and standardizes disclosures regarding cybersecurity risk management and governance, as well as material cybersecurity incidents. Under this new rule, public companies are now required to make annual disclosures describing their processes for identifying and managing material cybersecurity risks, management’s role in assessing and managing such risks, and the Board of Directors’ oversight of cybersecurity risks. Companies also must disclose in a Form 8-K, the nature, scope, and timing of any material cybersecurity incidents identified and the material impact or reasonably likely material impact on the company within four business days of determining a cybersecurity incident is material. We expect to face increased costs to comply with this new SEC cybersecurity rule, including increased costs for cybersecurity training, staffing, and management. In addition, the requirement to report cybersecurity incidents within such a short timeframe could mean there may not be sufficient time to halt a breach before having to report it, potentially giving the hackers an advantage.
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
Management has identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely impact the reliability of our financial reports, cause us to submit our financial reports in an untimely fashion, result in material misstatements in our financial statements and cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our stock.
We have concluded that there is a material weakness in our internal control over financial reporting as we did not design and maintain effective controls over the accuracy of contract terms and the reasonableness of gross margin assumptions used to recognize revenue. Specifically, we did not verify that amendments to purchase orders and gross margin percentage assumptions used in the Company’s revenue recognition analysis were properly reviewed at a sufficient level of precision. The material weakness resulted in immaterial adjustments to net revenues and contract assets as of and for the quarterly and annual periods ending December 31, 2023. Additionally, until remediated, this material weakness could result in future misstatements of net revenues and contract assets that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Thus, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2023.
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
Although we plan to complete this remediation process as quickly as possible, our measures may not prove to be successful in remediating this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements and debt covenant requirements.
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
As of December 31, 2023, we employed 2,265 people. Two of our performance centers are parties to collective bargaining agreements, covering 97 full time hourly employees in one of those performance centers and 271 full time hourly employees in the other performance center, which will expire in June 2024 and April 2025, respectively. However, the Monrovia, California performance center that employs 97 of our collective bargaining employees that are covered by an agreement that expires in June 2024 will be ceasing production and the facility is currently expected to close by the middle of 2024. See Note 3 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, if we are unable to negotiate acceptable collective bargaining agreements with the unions or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.
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
We rely on numerous third-party suppliers for raw materials and a large proportion of the components used in our production process. Certain of these raw materials and components are available only from single sources or a limited number of suppliers, or similarly, customers’ specifications may require us to obtain raw materials and/or components from a single source or certain suppliers. Many of our suppliers are small companies with limited financial resources and manufacturing capabilities. We do not currently have the ability to manufacture these components ourselves. These and other factors, including the impact from import tariffs, the loss of a critical supplier or raw materials and/or component shortages, could cause disruptions or cost inefficiencies in our operations. Additionally, our competitors that have greater direct purchasing power, may have product cost advantages which could have a material adverse effect on our financial results.
GENERAL RISKS
Pandemics and other disease outbreaks such as COVID-19 and similar health threats that may arise in the future may have a material adverse effect on our business, results of operations, and financial condition.
While the commercial aerospace industry continues to recover from the effects of the COVID-19 pandemic, new variants of that disease, along with other similar public health threats may have or may continue to have an adverse impact on our employees, operations, businesses of our customers, suppliers and distribution partners, and volatility in the financial markets. Changes in our operations in response to the COVID-19 pandemic and other health threats or employee illnesses resulting from such diseases, has resulted in and may continue to result in inefficiencies or delays, including in sales and product development efforts and our manufacturing and supply chain, and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies. The long-term impact to our business remains unknown due to the numerous uncertainties that have risen from such health threats, including the severity of the disease, the duration of the outbreak, the likelihood of resurgences of the outbreak, including the emergence and spread of variants, actions that may be taken by governmental authorities in response to the disease, the timing, distribution, efficacy and public acceptance of vaccines, long-term impact from diseases or vaccines, and related unintended or unanticipated consequences.

Our ability to continue to manufacture products is highly dependent on our ability to maintain the safety and health of our performance center employees. While we continue to follow guidelines and requirements of governmental authorities and taking preventive and protective measures to prioritize the safety and well-being of our employees, these measures are not always successful. Thus far, the ability of our employees to work has not been significantly impacted by individuals contracting or being exposed to COVID-19 or its variants. However, if an outbreak of COVID-19 or other viruses does occur at any of our performance centers, it may disrupt our ability to manufacture products and thus, have a material and adverse impact on our business, financial condition, and results of operations.
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
Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Cybersecurity threats are evolving and include, but are not limited to, malicious software, unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us or our products, our employees, customers or suppliers, or other acts that could lead to disruptions in our business, which risk may be heightened by the increased prevalence and use of artificial intelligence. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, such cybersecurity attacks may result in a significant ransom demand. Further, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which would adversely affect our business, results of operations and financial condition.
We may be unable to adequately protect or enforce our intellectual property rights.
Our intellectual property rights may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. As patents expire, we could face increased competition, which could negatively impact our operating results. Infringement of our intellectual property and other proprietary rights by a third party, or copying of our technology in countries where we do not hold patents, could result in uncompensated lost market and revenue opportunities. We cannot be certain that the measures we have implemented will prevent our intellectual property from being improperly disclosed, challenged, invalidated, or circumvented, particularly in countries where intellectual property rights are not highly developed or protected. For example, competitors may avoid infringement liability by developing non-infringing competing technologies or by effectively concealing infringement. We may need to spend significant resources monitoring and enforcing our intellectual property rights and we may not be aware of or able to detect or prove infringement by third parties. Our ability to enforce our intellectual property rights is subject to litigation risks, as well as uncertainty as to the protection and enforceability of those rights in some countries. If we seek to enforce our intellectual property rights, we may be subject to claims that those rights are invalid or unenforceable, and others may seek counterclaims against us, which could have a negative impact on our business. In addition, changes in intellectual property laws or their interpretation may impact our ability to protect and assert our intellectual property rights, increase costs and uncertainties in the prosecution of patent applications and enforcement or defense of issued patents, and diminish the value of our intellectual property. If we do not protect and enforce our intellectual property rights successfully, or if they are circumvented, invalidated, or rendered obsolete by the rapid pace of technological change, it could have an adverse impact on our competitive position and our operating results.
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
We have operations located in regions of the U.S. and Mexico that may be exposed to damaging storms, earthquakes, fires and other natural disasters. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance, we do not carry any earthquake insurance because of the cost of such insurance. Many of our properties are located in Southern California, an area subject to earthquake activity. Our California performance centers generated $185.9 million in net revenues during 2023. Even if covered by insurance, any significant damage or destruction of our facilities due to storms, earthquakes, fires or other natural disasters could result in our inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to us. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations. See discussion of a fire in June 2020 which severely damaged our Guaymas, Mexico performance center in Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
We have an enterprise-wide approach to addressing cybersecurity risk, including input and participation from management and support from our Information Technology (“IT”) Steering Committee that is comprised of our Senior Vice President Electronic and Structural Systems, Chief Financial Officer, General Counsel, Chief Human Resources Officer, Vice President Supply Chain Management, and Chief Information Security Officer (Head of IT and Cybersecurity or “CISO”). Our cybersecurity risk management program leverages the National Institute of Standards and Technology (“NIST”) Framework which augmented with Cybersecurity Maturity Model Certification (“CMMC”) components to meet our particular needs. We regularly assess the threat landscape and take a holistic view of the cybersecurity risks, with a layered cybersecurity strategy based on protection, detection, and mitigation. Our IT security team, which is comprised of internal resources, reviews enterprise risk management-level cybersecurity risks at least annually.
Our CISO is responsible for developing, implementing, and maintaining our information security strategy and program, as well as reporting various cybersecurity risk matters to our IT Steering Committee, and the Board’s Innovation Committee. The Innovations Committee is a subset of the full Board of Directors which receive regular updates on our cybersecurity program.
Our CISO has over 17 years of experience leading cybersecurity oversight for several companies and is updated on cyber events related to the monitoring, prevention, detection, mitigation, and remediation efforts from our IT security team. The IT security team have broad cybersecurity expertise or industry certifications and are knowledgeable in the use of cybersecurity tools and software. In addition, third-party cybersecurity services are used to augment our in-house capabilities, as needed.
We continue to expand investments in IT security, including additional end-user security awareness training, using layered defenses, identifying and protecting critical systems, strengthening monitoring and alerting, and engaging experts as needed. We also use an industry standard risk quantification model to identify, measure, and prioritize cybersecurity risks. This in turn, helps us develop and implement effective security controls and technology defenses. In addition, all employees are required to complete various cybersecurity trainings on a regular basis. Further, we perform periodic simulations and tabletop exercises with the IT security team and will continue to expand its participants as appropriate. Our assessment of risks associated with the use of third party providers on a limited basis is part of our current overall cybersecurity risk management approach. As the threats and attacks are becoming more sophisticated, we will modify and enhance our cybersecurity program as needed.
As a defense contractor, we must also comply with extensive regulations, including requirements imposed by the Defense Federal Acquisition Regulation Supplement (“DFARS”) related to adequately safeguarding controlled unclassified information (“CUI”). The Department of Defense (“DoD”) will require defense contractors to comply with its CMMC program in the future. We are incorporating the requirements of the CMMC program into our overall cybersecurity program and anticipate we will be in position to meet such requirements when it becomes effective.
Cybersecurity threats, including as a result of any previous cybersecurity incidents have not materially affected or are not reasonably likely to materiality affect us, including our business strategy, results of operations or financial condition. See “Cybersecurity attacks, internal system or service failures may adversely impact our business and operations” in Risk Factors included in Part I, Item 1A of this Form 10-K. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding our internal systems, implementing additional threat protection measures, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with third-parties, as well as incurring significant reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventive measures. For more information regarding the risks we face from cybersecurity threats, please see Risk Factors included in Part I, Item 1A of this Form 10-K.
ITEM 2. PROPERTIES
Our headquarters are located in Santa Ana, California. As of December 31, 2023, we owned or leased facilities and land for corporate functions and manufacturing at locations throughout the United States and a manufacturing location outside the United States. We believe our existing facilities are suitable and adequate for our present purposes. Each of our reportable segments uses each of these facilities.

ITEM 3. LEGAL PROCEEDINGS
See Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for a description of our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol DCO. As of December 31, 2023, we had 134 holders of record of our common stock. We have not paid any dividends since the first quarter of 2011 and we do not expect to pay dividends for the foreseeable future.

See “Part III, Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” for information relating to shares to be issued under equity compensation plans.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Performance Graph
The following graph compares the yearly percentage change in our cumulative total shareholder return with the cumulative total return of the Russell 2000 Index and the median of our 2024 Proxy Statement peers (“Median of Peers”) over a five year period, assuming the reinvestment of any dividends. The graph is not necessarily indicative of future price performance:

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
COVID-19 Pandemic Impact on Our Business
The COVID-19 pandemic had a significant impact on our overall business during the prior year ended December 31, 2022. As a result of the COVID-19 pandemic, precautionary measures were instituted by governments and businesses to mitigate its spread, including the imposition of travel restrictions, quarantines, shelter in place directives, and shutting down of non-essential businesses.
The residual effects of the COVID-19 pandemic and the resulting inflation, rising or high interest rates, supply chain issues, geopolitical developments, and other events have contributed and/or continue to contribute to a general slowdown in the global economy and most significantly, the commercial aerospace end-use market. Further, one of our largest customers, The Boeing Company (“Boeing”), was notified by the Federal Aviation Administration (“FAA”) in early January 2024 it has initiated an investigation into Boeing’s quality control system. This was followed by the FAA announcing actions to increase its oversight of Boeing as well as not approving production rate increases or additional production lines for the 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. For 2024, while both major large aircraft manufacturers, Boeing and Airbus SE, have announced either similar or increases in build rates compared to 2023, the ramp up is slower than expected and below pre-pandemic levels. In its 2023 Annual Report on Form 10-K, Boeing indicated that in 2023, global air traffic largely recovered to 2019 levels with domestic travel continuing to be the most robust and international travel has mostly recovered. While the full extent and impact of the COVID-19 pandemic cannot be reasonably estimated with certainty, in the prior year, the COVID-19 pandemic had a significant impact on our business, the businesses of our customers and suppliers, as well as our results of operations and financial condition, and such lingering effects along with compliance with regulatory compliance, could have a material adverse impact on our business, results of operations and financial condition for 2024 and beyond. See Risk Factors included in Part I, Item 1A of this Annual Report on Form 10-K (“Form 10-K”).
Recap for the year ended December 31, 2023:
•Net revenues of $757.0 million
•Net income of $15.9 million, or $1.14 per diluted share
•Adjusted EBITDA of $101.5 million
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, Guaymas fire related expenses, other fire related expenses, insurance recoveries related to loss on operating assets, insurance recoveries related to business interruption, inventory purchase accounting adjustments, loss on extinguishment of debt, other debt refinancing costs, gain on sale-leaseback, and success bonus related to the completion of sale-leaseback transaction (“Adjusted EBITDA”) was $101.5 million and $94.7 million for the years ended December 31, 2023 and December 31, 2022, respectively.
When viewed with our financial results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and accompanying reconciliations, we believe Adjusted EBITDA provides additional useful information that clarifies and enhances the understanding of the factors and trends affecting our past performance and future prospects. We define this measure, explain how it is calculated and provide a reconciliation of this measure to the most comparable GAAP measure in the table below. Adjusted EBITDA and the related financial ratios, as presented in this Form 10-K, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as a measurement of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.

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
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands) Years Ended December 31,
	2023	2022	2021
Net income	$15,928	$28,789	$135,536
Interest expense	20,773	11,571	11,187
Income tax expense	451	4,533	34,948
Depreciation	15,473	14,535	14,051
Amortization	17,098	16,886	14,338
Stock-based compensation expense (1)	15,045	10,744	11,212
Restructuring charges (2)	14,855	6,686	—
Guaymas fire related expenses	3,896	4,466	2,486
Other fire related expenses	477	—	—
Insurance recoveries related to loss on operating assets	(5,724)	—	—
Insurance recoveries related to business interruption	(2,289)	(5,400)	—
Inventory purchase accounting adjustments (3)(4)	5,531	1,381	106
Loss on extinguishment of debt	—	295	—
Other debt refinancing costs	—	224	—
Gain on sale-leaseback	—	—	(132,522)
Success bonus related to completion of sale-leaseback transaction (5)	—	—	1,451
Adjusted EBITDA	$101,514	$94,710	$92,793
% of net revenues	13.4%	13.3%	14.4%

(1)2023 and 2022 included $2.7 million and $1.2 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.
(2)2023 and 2022 included $0.3 million and $0.5 million, respectively, of restructuring charges that were recorded as cost of sales.
(3)2023 included inventory purchase accounting adjustments of inventory that was stepped up as part of our purchase price allocation from our acquisition of BLR Aerospace, LLC (“BLR”) on April 25, 2023 and is a part of our Structural Systems operating segment.
(4)2022 and 2021 included inventory purchase accounting adjustments of inventory that was stepped up as part of our purchase price allocation from our acquisition of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”) in December 2021 and is a part of our Structural Systems operating segment.
(5)2021 included $1.3 million of success bonus related to the completion of the sale-leaseback transaction that was recorded as part of cost of sales.

RESULTS OF OPERATIONS
2023 Compared to 2022
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Years Ended December 31,
	2023	% of Net Revenues	2022	% of Net Revenues
Net Revenues	$756,992	100.0%	$712,537	100.0%
Cost of Sales	593,805	78.4%	568,240	79.7%
Gross Profit	163,187	21.6%	144,297	20.3%
Selling, General and Administrative Expenses	119,728	15.8%	98,351	13.8%
Restructuring Charges	14,542	1.9%	6,158	0.9%
Operating Income	28,917	3.9%	39,788	5.6%
Interest Expense	(20,773)	(2.7)%	(11,571)	(1.6)%
Loss on Extinguishment of Debt	—	—%	(295)	—%
Other Income, Net	8,235	1.1%	5,400	0.8%
Income Before Taxes	16,379	2.3%	33,322	4.8%
Income Tax Expense	451	nm	4,533	nm
Net Income	$15,928	2.1%	$28,789	4.0%

Effective Tax Rate	2.8%	nm	13.6%	nm
Diluted Earnings Per Share	$1.14	nm	$2.33	nm
nm = not meaningful
Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during 2023 and 2022, respectively, were as follows:

		(Dollars in thousands) Years Ended December 31,		% of Net Revenues
	Change	2023	2022	2023	2022
Consolidated Ducommun
Military and space	$(16,882)	$403,819	$420,701	53.3%	59.1%
Commercial aerospace	61,782	309,291	247,509	40.9%	34.7%
Industrial	(445)	43,882	44,327	5.8%	6.2%
Total	$44,455	$756,992	$712,537	100.0%	100.0%

Electronic Systems
Military and space	$(20,696)	$293,485	$314,181	68.2%	71.3%
Commercial aerospace	10,639	92,769	82,130	21.6%	18.6%
Industrial	(445)	43,882	44,327	10.2%	10.1%
Total	$(10,502)	$430,136	$440,638	100.0%	100.0%

Structural Systems
Military and space	$3,814	$110,334	$106,520	33.8%	39.2%
Commercial aerospace	51,143	216,522	165,379	66.2%	60.8%
Total	$54,957	$326,856	$271,899	100.0%	100.0%
Net revenues for 2023 were $757.0 million compared to $712.5 million for 2022. The year-over-year increase was primarily due to the following:
•$61.8 million higher revenues in our commercial aerospace end-use markets due to higher build rates on large aircraft platforms and other commercial aerospace platforms; partially offset by

•$16.9 million lower revenues in our military and space end-use markets due to lower build rates on various missile platforms and military fixed-wing aircraft platforms, partially offset by higher build rates on military rotary-wing aircraft platforms, a portion of which was related to BLR, and other military and space platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Years Ended December 31,
	2023	2022
Boeing Company	8.2%	6.7%
General Dynamics Corporation	3.8%	5.7%
Northrop Grumman Corporation	5.5%	5.7%
RTX Corporation	16.8%	21.6%
Spirit AeroSystems Holdings, Inc.	6.4%	5.7%
Viasat, Inc.	5.5%	5.4%
Top ten customers(1)	58.7%	61.4%
(1) Includes The Boeing Company (“Boeing”), General Dynamics Corporation (“GD”), Northrop Grumman Corporation (“Northrop”), RTX Corporation (f/k/a Raytheon Technologies Corporation) (“RTX”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and Viasat, Inc. (“Viasat”).
The revenues from Boeing, GD, Northrop, RTX, Spirit, and Viasat are diversified over a number of commercial, military and space programs and some of which were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin increased to 21.6% in 2023 compared to 20.3% in 2022 primarily due to favorable manufacturing volume, partially offset by unfavorable product mix and higher other manufacturing costs.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $21.4 million in 2023 compared to 2022 primarily due to BLR SG&A expenses of $10.7 million which did not exist in the prior year period, higher compensation and benefits costs of $4.2 million, higher stock-based compensation expense of $3.9 million, and higher professional services fees of $1.6 million, a portion of which was related to the BLR acquisition.
Restructuring Charges
Restructuring charges increased $8.2 million (the portion recorded in cost of sales decreased $0.2 million) in 2023 compared to 2022 primarily due to the restructuring plan that was approved and commenced in April 2022 that is expected to better position us for stronger performance. See Note 3 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
Interest Expense
Interest expense increased in 2023 compared to 2022 primarily due to higher interest rates and a higher outstanding debt balance, mainly due to the acquisition of BLR on April 25, 2023. See Note 2 and Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
Income Tax Expense
We recorded an income tax expense of $0.5 million (an effective tax rate of 2.8%) in 2023, compared to $4.5 million (an effective tax rate of 13.6%) in 2022. The decrease in the effective tax rate for 2023 compared to 2022 was primarily due to lower pre-tax income for 2023 compared to 2022, which caused the research and development tax credits to have a higher income tax benefit impact on the effective tax rate. The higher income tax benefit on the effective tax rate was partially offset by higher income tax expense related to non-deductible book compensation expenses.

Our unrecognized tax benefits were $4.5 million and $4.9 million in 2023 and 2022, respectively. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of December 31, 2023 and 2022 were not significant. If recognized, $2.6 million would affect the effective income tax rate. As a result of statute of limitations set to expire in 2024, we expect decreases to our unrecognized tax benefits of $0.8 million in the next twelve months.
We file U.S. Federal and state income tax returns. We are subject to examination by the Internal Revenue Service (“IRS”) for tax years after 2019 and by state taxing authorities for tax years after 2018. While we are no longer subject to examination prior to those periods, carryforwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.
The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years (for U.S.-based research). For the year ended December 31, 2023, we recorded an increase to income taxes payable of $9.7 million and a decrease to net deferred tax liabilities of a similar amount. We are monitoring legislation for any further changes to Section 174 and the potential impact to our financial statements in 2024.
In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which aims to curb inflation by reducing the deficit, lowering prescription drug prices, and investing in domestic energy production while promoting clean energy. We considered the provisions in the IRA and determined they have no or minimal impact to our overall income taxes.
In August 2022, the U.S. enacted the Creating Helpful Incentives to Produce Semiconductors Act of 2022 (“CHIPS Act”) which provides new funding to boost domestic research and manufacturing of semiconductors in the United States. We considered the provisions in the CHIPS Act and determined they have no or minimal impact to our overall income taxes.
Net Income and Earnings per Diluted Share
Net income and earnings per diluted share for 2023 were $15.9 million, or $1.14 per diluted share, compared to net income and earnings per diluted share for 2022 of $28.8 million, or $2.33 per diluted share. The decrease in net income in 2023 compared to 2022 was primarily due to higher SG&A expenses of $21.4 million, higher interest expense of $9.2 million, higher restructuring charges of $8.2 million (the portion recorded in cost of sales decreased $0.2 million), partially offset by higher gross profit of $18.9 million, lower income tax expense of $4.1 million, and higher other income, net of $2.8 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2023 and 2022:

	%	(Dollars in thousands) Years Ended December 31,		% of Net Revenues	% of Net Revenues
	Change	2023	2022	2023	2022
Net Revenues
Electronic Systems	(2.4)%	$430,136	$440,638	56.8%	61.8%
Structural Systems	20.2%	326,856	271,899	43.2%	38.2%
Total Net Revenues	6.2%	$756,992	$712,537	100.0%	100.0%
Segment Operating Income
Electronic Systems		$42,086	$49,876	9.8%	11.3%
Structural Systems		23,460	17,225	7.2%	6.3%
		65,546	67,101
Corporate General and Administrative Expenses (1)		(36,629)	(27,313)	(4.8)%	(3.8)%
Total Operating Income		$28,917	$39,788	3.8%	5.6%
Adjusted EBITDA
Electronic Systems
Operating Income		$42,086	$49,876
Other Income		222	—
Depreciation and Amortization		14,276	13,974
Stock-Based Compensation Expense		462	186
Restructuring Charges		6,412	3,786
		63,458	67,822	14.8%	15.4%
Structural Systems
Operating Income		23,460	17,225
Depreciation and Amortization		18,060	17,212
Stock-Based Compensation Expense		387	163
Restructuring Charges		8,334	2,900
Inventory Purchase Accounting Adjustments		5,531	1,381
Guaymas Fire Related Expenses		3,896	4,466
Other Fire Related Expenses		477	—
		60,145	43,347	18.4%	15.9%
Corporate General and Administrative Expenses (1)
Operating Loss		(36,629)	(27,313)
Depreciation and Amortization		235	235
Stock-Based Compensation Expense		14,196	10,395
Restructuring Charges		109	—
Other Debt Refinancing Costs		—	224
		(22,089)	(16,459)
Adjusted EBITDA		$101,514	$94,710	13.4%	13.3%
Capital Expenditures
Electronic Systems		$6,007	$10,717
Structural Systems		13,127	8,834
Corporate Administration		—	—
Total Capital Expenditures		$19,134	$19,551
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

Electronic Systems
Electronic Systems’ net revenues in 2023 compared to 2022 decreased $10.5 million primarily due to the following:
•$20.7 million lower revenues in our military and space end-use markets due to lower build rates on military fixed-wing aircraft platforms and various missile platforms, partially offset by higher build rates on other military and space platforms; partially offset by
•$10.6 million higher revenues in our commercial aerospace end-use markets due to higher build rates on other commercial aerospace platforms, partially offset by lower build rates on regional and business aircraft platforms.
Electronic Systems segment operating income in 2023 compared to 2022 decreased $7.8 million primarily due to unfavorable product mix and higher restructuring charges, partially offset by favorable manufacturing volume.
Structural Systems
Structural Systems’ net revenues in 2023 compared to 2022 increased $55.0 million primarily due to the following:
•$51.1 million higher revenues in commercial aerospace end-use markets due to higher build rates on large aircraft platforms, other commercial aerospace platforms, regional and business aircraft platforms, and commercial rotary-wing aircraft platforms; and
•$3.8 million higher revenues in military and space end-use markets due to higher build rates on military rotary-wing platforms, a portion of which was related to BLR, and other military and space platforms, partially offset by lower build rates on various missile platforms and military fixed-wing aircraft platforms.
The Structural Systems operating income in 2023 compared to 2022 increased $6.2 million primarily due to favorable manufacturing volume and favorable product mix, partially offset by higher restructuring charges, higher inventory purchase accounting adjustments, and unfavorable other manufacturing costs.
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. We have insurance coverage and up to a capped amount, expect the damaged items will be covered, less our deductible. The full financial impact cannot be estimated at this time as we are currently working with our insurance carriers to determine the cause of the fire. The loss of production from the Guaymas performance center was being absorbed by our other existing performance centers, however, we have reestablished and are in the process of ramping up our manufacturing capabilities in a different leased facility in Guaymas. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center. The cause of the fire is still undetermined and as such, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or partly responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results. See Note 13 and Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for additional information.
On April 29, 2023, a fire damaged a relatively small portion of one of our performance centers in our Structural Systems reporting segment. Our insurance covers damage, up to a capped amount, to the property and equipment at replacement cost, as well as business interruption and recovery related expenses caused by the fire, less our per claim deductible. There was a loss of production in this damaged portion of the performance center for a short period of time but did not result in significant disruption to customer delivery schedules. Production in this damaged portion has since resumed. The insurance claim for damages to our operating assets and business interruption was deemed final and closed by our insurance company during the fourth quarter of 2023 and since the remaining gain contingencies were deemed resolved, the remaining $0.3 million was recognized in the fourth quarter of 2023, for an aggregate total of $0.4 million recorded as other income during 2023. See Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for additional information.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses in 2023 compared to 2022 increased $9.3 million primarily due to higher stock-based compensation expense of $3.9 million, higher compensation and benefits costs of $3.4 million, and higher professional services fees of $1.5 million, mainly due to the BLR acquisition.
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
The increase in backlog was primarily in the military and space end-use markets; partially offset by a decrease in the commercial aerospace end-use markets and industrial end-use markets. $656.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog for 2023 and 2022:

		(Dollars in thousands) December 31,
	Change	2023	2022
Consolidated Ducommun
Military and space	$69,789	$527,143	$457,354
Commercial aerospace	(20,598)	429,494	450,092
Industrial	(16,443)	36,931	53,374
Total	$32,748	$993,568	$960,820

Electronic Systems
Military and space	$36,099	$397,681	$361,582
Commercial aerospace	(37,596)	87,994	125,590
Industrial	(16,443)	36,931	53,374
Total	$(17,940)	$522,606	$540,546

Structural Systems
Military and space	$33,690	$129,462	$95,772
Commercial aerospace	16,998	341,500	324,502
Total	$50,688	$470,962	$420,274
2022 Compared to 2021
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K filed with the SEC on February 16, 2023.
LIQUIDITY AND CAPITAL RESOURCES
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions) December 31,
	2023	2022
Total debt, including short-term portion	$266.0	$248.4
Weighted-average interest rate on debt	7.53%	4.36%
Term Loans interest rate	6.93%	4.24%
Cash and cash equivalents	$42.9	$46.2
Unused Revolving Credit Facility	$176.0	$199.8
In July 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively are the new credit facilities (“2022 Credit Facilities”). In conjunction with the closing of the 2022 Credit Facilities, we utilized the entire $250.0 million of proceeds from the 2022 Term Loan plus our existing cash on hand to pay off our entire debt balance outstanding of $254.2 million under our prior credit facilities. At the same leverage ratio, the interest rate spread in the 2022 Credit Facilities is lower than the interest rate spread under our prior credit facilities. Interest payments are typically paid on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. Further, the undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio, typically paid on a quarterly basis, on the last business day each quarter. However, the 2022 Revolving Credit Facility does not require any principal installment payments. As of December 31, 2023, we were in compliance with all covenants required under the 2022 Credit Facilities. See Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
We made the mandatory quarterly amortization payments under our term loans of $6.3 million and $5.1 million during 2023 and 2022, respectively. In addition, we paid down an aggregate total of $30.0 million on the term loans during the first quarter of 2022.
As of December 31, 2023, we had $176.0 million of unused borrowing capacity under the 2022 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
In April 2022, management approved and commenced a restructuring plan that will position us for stronger performance. The restructuring plan mainly reduces headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. As of December 31, 2023, we estimate the remaining amount of charges related to this initiative to be $5.0 million to $7.0 million in total pre-tax restructuring charges through 2023. Of these charges, we estimate $4.5 million to $6.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $0.5 million to $1.0 million to be non-cash charges for impairment of long-lived assets. On an annualized basis, we anticipate these restructuring actions will result in total cost savings of $11.0 million to $13.0 million. See Note 3 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
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
In July 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of the Forward Interest Rate Swaps (“Amended Forward Interest Rate Swaps”). The Forward Interest Rate Swaps were based on U.S. dollar-one month LIBOR and were amended to be based on one month Term SOFR as borrowings using LIBOR are no longer available under the 2022 Credit Facilities. The Amended Forward Interest Rate Swaps weighted average fixed rate was 1.7% as a result of the difference between U.S. dollar-one month LIBOR and one month Term SOFR. See Note 1 and Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
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
On May 18, 2023, we completed a public offering of our common stock resulting in net proceeds of $85.1 million. The public stock offering net proceeds along with cash on hand were used to pay down $85.2 million on the 2022 Revolving Credit Facility that was drawn on and utilized to complete the acquisition of BLR. See Note 2, Note 9, and Note 10 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
We expect to spend a total of $23.0 million to $25.0 million for capital expenditures in 2024, financed by cash generated from operations, principally to support both growth in existing programs as well as new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
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

Cash Flow Summary
2023 Compared to 2022
Net cash provided by operating activities during 2023 was $31.1 million, compared to $32.7 million during 2022. The lower net cash provided by operating activities during 2023 was primarily due to lower accounts payable mainly due to timing of payments, higher inventories mainly due to longer lead times and to support revenue growth, and lower net income, partially offset by lower contract assets and higher contract liabilities.
Net cash used in investing activities during 2023 was $133.5 million compared to $19.2 million during 2022. The higher net cash used in investing activities during 2023 was primarily due to payments for the acquisition of BLR.
Net cash provided by financing activities during 2023 was $99.0 million compared to net cash used of $43.5 million during 2022. The higher net cash provided by financing activities during 2023 was primarily due to $85.1 million net proceeds from the issuance of common stock in a public offering and $23.8 million net borrowings under the revolving credit facility for the acquisition of BLR, partially offset by the voluntary $30.0 million pay down on term loans in the prior year 2022.
2022 Compared to 2021
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K filed with the SEC on February 16, 2023.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those accounting policies and estimates that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for additional accounting policies.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for the net impact of these adjustments to our consolidated financial statements for 2023 and 2022.
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
Business Combinations
When a business is acquired, we allocate the purchase price by recording the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date, with the excess cost recorded as goodwill. A preliminary fair value is determined once a business is acquired, with the final determination of fair value to be completed no later than one year from the date of acquisition.
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
The fair value of the intangible assets is estimated using several valuation methodologies, including the income based or market based approaches, which represent Level 3 fair value measurements. Inputs to fair value analyses and other aspects of the allocation of the purchase price require judgment. The values for technology and trade name are typically estimated using the relief from royalty methodology, while the value for customer relationships is typically estimated based on a multi-period excess earnings approach. The more significant inputs used in the technology intangible asset valuation included (i) future revenues, (ii) the technology decay rate, (iii) the royalty rate, and (iv) the discount rate. The more significant inputs used in the customer relationships intangible asset valuation include (i) future revenues, (ii) the projected earnings before interest, taxes, and amortization (“EBITA”) margins, (iii) the customer attrition rates, and (iv) the discount rate. The useful lives are estimated based on the underlying agreements or the future economic benefit expected to be received from the assets.
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
For goodwill impairment testing purposes, we have defined our reporting units as Electronic Systems and Structural Systems. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. The qualitative approach for potential impairment analysis is performed to determine whether it is more likely than not that the fair value of a reporting unit was less than its carrying amount.
The quantitative approach for potential impairment analysis is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a combination of the income approach (which is based on a discounted cash flow model) and the market approach. Management’s cash flow projections include significant judgments and assumptions, including the amount and timing of expected cash flows, long-term growth rates, and discount rates. The cash flows used in the discounted cash flow model are based on our best estimate of future revenues, gross margins, and adjusted after-tax earnings. If any of these assumptions are incorrect, it will impact the estimated fair value of a reporting unit. The market approach also requires management judgment in selecting comparable companies, business acquisitions and the transaction values observed and its related control premiums.
In the fourth quarter of 2023, the carrying amount of goodwill at the date of the most recent annual impairment evaluation for Electronic Systems and Structural Systems was $117.4 million and $127.2 million, respectively. For both reporting units, we performed a quantitative (step one) goodwill impairment analysis. The fair value of our Electronic Systems and Structural Systems segments exceeded their respective carrying values and thus, were not deemed impaired.
Other Intangible Assets
We amortize acquired other intangible assets with finite lives over the estimated economic lives of the assets, ranging from 2 years to 23 years, generally using the straight-line method. The value of other intangibles acquired through business combinations has been estimated using present value techniques which involve estimates of future cash flows. We evaluate other intangible assets for recoverability considering undiscounted cash flows when significant changes in conditions occur, and recognize impairment losses, if any, based upon the estimated fair value of the assets.
Accounting for Stock-Based Compensation
We measure and recognize compensation expense for share-based payment transactions to our employees and non-employees at their estimated fair value. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award). The fair value of stock options is determined using the Black-Scholes-Merton (“Black-Scholes”) valuation model, which requires assumptions and judgments regarding stock price volatility, risk-free interest rates, and expected options terms. Management’s estimates could differ from actual results. The fair value of unvested stock awards is determined based on the closing price of the underlying common stock on the date of grant except for market condition awards for which the fair value was based on a Monte Carlo simulation model.
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
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for a description of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our main market risk exposure relates to changes in interest rates on our outstanding long-term debt. At December 31, 2023, we had borrowings of $266.0 million under our 2022 Credit Facilities.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s

Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023, because of a material weakness in internal control over financial reporting as described below.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, management has identified the following material weakness in our internal control over financial reporting as of December 31, 2023.
We did not design and maintain effective controls over the accuracy of contract terms and the reasonableness of gross margin assumptions used to recognize revenue. Specifically, we did not verify that amendments to purchase orders and gross margin percentage assumptions used in the Company’s revenue recognition analysis were properly reviewed at a sufficient level of precision.
This material weakness resulted in immaterial adjustments to net revenues and contract assets as of and for the quarterly and annual periods ending December 31, 2023. Additionally, until remediated, this material weakness could result in future misstatements of net revenues and contract assets that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
As a result of the material weakness, management concluded our internal control over financial reporting was not effective as of December 31, 2023 based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Annual Report on Form 10-K.
Management’s Remediation Activities
We are committed to maintaining strong internal control over financial reporting. With regard to internal control over financial reporting related to revenue recognition, our Chief Financial Officer is responsible for implementing changes and improvements in internal control over financial reporting and for remediating the material weakness.
The Company’s management, with oversight from the Company’s Audit Committee, is in the process of developing and implementing remediation plans in response to the identified material weakness described above. Specifically, the Company is designing and implementing additional control activities over the accuracy of amendments to purchase orders and enhancing the level of precision utilized to review the reasonableness of gross margin percentage assumptions used in our revenue recognition analysis.
This material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company believes the above measures will remediate the control deficiencies it has identified and strengthen its internal control over financial reporting. The Company is committed to continuing to improve its internal control processes and will continue to review, optimize and enhance its financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2023.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
The information under the caption “Directors’ Backgrounds and Qualifications” in the 2024 Proxy Statement is incorporated herein by reference.
On February 1, 2024, we appointed David B. Carter as a Class I Director, effective immediately, to serve for a term expiring at the annual meeting of stockholders in 2025 and until his successor is elected and qualified.
Executive Officers of the Registrant
The information under the caption “Named Executive Officers” in the 2024 Proxy Statement is incorporated herein by reference.
Audit Committee and Audit Committee Financial Expert
The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2024 Proxy Statement is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information under the caption “Delinquent Section 16(a) Reports” in the 2024 Proxy Statement is incorporated herein by reference.
Code of Business Conduct and Ethics
The information under the caption “Code of Business Conduct and Ethics” in the 2024 Proxy Statement is incorporated herein by reference.
Insider Trading Policies and Procedures
The information under the caption “Key Governance Documents” in the 2024 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “2023 Compensation Discussion and Analysis” and “Compensation of Directors” in the 2024 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our compensation plans under which equity securities are authorized for issuance as of December 31, 2023:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)(3)
Equity compensation plans approved by security holders(1)	616,152	$38.66	141,377
Employee stock purchase plan approved by security holders(2)	—	—	497,766
Equity compensation plans not approved by security holders	—	—	—
Total	616,152		639,143

(1)Consists of the Amended and Restated 2020 Stock Incentive Plan. The number of securities to be issued consists of 137,150 for stock options, 209,814 for restricted stock units and 269,188 for performance stock units at target. The weighted average exercise price applies only to the stock options.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Certain Relationships and Related Transactions” and “Director Independence” in the 2024 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the caption “Principal Accountant Fees and Services” and “Policy for Pre-Approval of Independent Accountant Services” contained in the 2024 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

	The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

		Page

	Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	44

	Consolidated Balance Sheets - December 31, 2023 and 2022	47

	Consolidated Statements of Income - Years Ended December 31, 2023, 2022, and 2021	48

	Consolidated Statements of Comprehensive Income - Years Ended December 31, 2023, 2022, and 2021	49

	Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2023, 2022, and 2021	50

	Consolidated Statements of Cash Flows - Years Ended December 31, 2023, 2022, and 2021	51

	Notes to Consolidated Financial Statements	52

	2. Financial Statement Schedule

	The following schedule for the years ended December 31, 2023, 2022, and 2021 is filed herewith:

	Schedule II - Consolidated Valuation and Qualifying Accounts	82

	All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

	3. Exhibits

See Item 15(b) for a list of exhibits.		—

ITEM 16. FORM 10-K SUMMARY	—

Signatures	—

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ducommun Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ducommun Incorporated and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls over the accuracy of contract terms and the reasonableness of gross margin assumptions used to recognize revenue. Specifically, the Company did not verify that amendments to purchase orders and gross margin percentage assumptions used in the Company’s revenue recognition analysis were properly reviewed at a sufficient level of precision.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill Impairment Assessment - Structural Systems Reporting Unit
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $244.6 million as of December 31, 2023, and the goodwill associated with the Structural Systems reporting unit was $127.2 million. Goodwill is evaluated for impairment on an annual basis on the first day of the fourth fiscal quarter. If certain factors occur, management may be required to perform an interim impairment test prior to the fourth quarter. The quantitative approach for potential impairment analysis is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a combination of the income approach (which is based on a discounted cash flow model) and the market approach. Management’s cash flow projections include significant judgments and assumptions, including the amount and timing of expected cash flows, long-term growth rates, and discount rates. The cash flows used in the discounted cash flow model are based on management’s best estimate of future revenues, gross margins, and adjusted after-tax earnings. The market approach also requires management judgment in selecting comparable companies, business acquisitions and the transaction values observed and its related control premiums.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Structural Systems reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Structural Systems reporting unit based on a discounted cash flow model; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the estimate of gross margins and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Structural Systems reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Structural Systems reporting unit based on a discounted cash flow model; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the estimate of gross margins and the discount rate. Evaluating management’s assumption related to the estimate of gross margins involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Structural Systems reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

Acquisition of BLR Aerospace, L.L.C. - Valuation of Certain Technology and Certain Customer Relationships Intangible Assets
As described in Notes 1 and 2 to the consolidated financial statements, the Company completed the acquisition of BLR Aerospace, L.L.C. for $114.4 million, net of cash acquired, on April 25, 2023. The acquisition resulted in $35.6 million of technology and $15.0 million of customer relationships, of which a significant portion relates to certain technology and certain customer relationships, which were determined using valuation techniques consistent with the income approach to measure fair value. Management estimated fair value using the relief from royalty methodology for technology and the multi-period excess earnings approach for customer relationships. Inputs to the income approach models require judgment. The more significant inputs used in the technology intangible asset valuation included (i) future revenues, (ii) the technology decay rate, (iii) the royalty rate, and (iv) the discount rate. The more significant inputs used in the customer relationships intangible asset valuation included (i) future revenues, (ii) the projected earnings before interest, taxes, and amortization (EBITA) margins, (iii) the customer attrition rates, and (iv) the discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of certain technology and certain customer relationships intangible assets acquired in the acquisition of BLR Aerospace, L.L.C. is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain technology and certain customer relationships intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues, the technology decay rate, the royalty rate, and the discount rate for certain technology and future revenues, the projected EBITA margins, the customer attrition rate, and the discount rate for certain customer relationships; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of certain technology and certain customer relationships intangible assets acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of certain technology and certain customer relationships intangible assets acquired; (iii) evaluating the appropriateness of the relief from royalty methodology and the multi-period excess earnings approach used by management; (iv) testing the completeness and accuracy of the underlying data used in the relief from royalty methodology and the multi-period excess earnings approach; and (v) evaluating the reasonableness of the significant assumptions used by management related to future revenues, the technology decay rate, the royalty rate, and the discount rate for certain technology and future revenues, the projected EBITA margins, the customer attrition rate, and the discount rate for certain customer relationships. Evaluating management’s assumptions related to future revenues for certain technology and future revenues and the projected EBITA margins for certain customer relationships involved considering (i) the current and past performance of BLR Aerospace, L.L.C. and (ii) the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty methodology and the multi-period excess earnings approach and (ii) the reasonableness of the technology decay rate, the royalty rate, and the discount rate assumptions for certain technology and the customer attrition rate and the discount rate assumptions for certain customer relationships.
/s/ PricewaterhouseCoopers LLP
Irvine, California
February 22, 2024
We have served as the Company’s auditor since 1989.

Ducommun Incorporated and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$42,863	$46,246
Accounts receivable (net of allowance for credit losses of $2,006 and $589 at December 31, 2023 and 2022, respectively)	104,692	103,958
Contract assets	177,686	191,290
Inventories	199,201	171,211
Production cost of contracts	7,778	5,693
Other current assets	17,349	8,938
Total Current Assets	549,569	527,336
Property and Equipment, Net	111,379	106,225
Operating Lease Right-of-Use Assets	29,513	34,632
Goodwill	244,600	203,407
Intangibles, Net	166,343	127,201
Deferred Income Taxes	641	—
Other Assets	18,874	22,705
Total Assets	$1,120,919	$1,021,506
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$72,265	$90,143
Contract liabilities	53,492	47,068
Accrued and other liabilities	42,260	48,820
Operating lease liabilities	7,873	7,155
Current portion of long-term debt	7,813	6,250
Total Current Liabilities	183,703	199,436
Long-Term Debt, Less Current Portion	256,961	240,595
Non-Current Operating Lease Liabilities	22,947	28,841
Deferred Income Taxes	4,766	13,953
Other Long-Term Liabilities	16,448	12,721
Total Liabilities	484,825	495,546
Commitments and Contingencies (Notes 13, 15)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 14,600,766 and 12,106,285 shares issued and outstanding at December 31, 2023 and 2022, respectively	146	121
Additional paid-in capital	206,197	112,042
Retained earnings	421,980	406,052
Accumulated other comprehensive income	7,771	7,745
Total Shareholders’ Equity	636,094	525,960
Total Liabilities and Shareholders’ Equity	$1,120,919	$1,021,506
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Net Revenues	$756,992	$712,537	$645,413
Cost of Sales	593,805	568,240	502,953
Gross Profit	163,187	144,297	142,460
Selling, General and Administrative Expenses	119,728	98,351	93,579
Restructuring Charges	14,542	6,158	—
Operating Income	28,917	39,788	48,881
Interest Expense	(20,773)	(11,571)	(11,187)
Loss on Extinguishment of Debt	—	(295)	—
Gain on Sale-Leaseback	—	—	132,522
Other Income, Net	8,235	5,400	268
Income Before Taxes	16,379	33,322	170,484
Income Tax Expense	451	4,533	34,948
Net Income	$15,928	$28,789	$135,536
Earnings Per Share
Basic earnings per share	$1.16	$2.38	$11.41
Diluted earnings per share	$1.14	$2.33	$11.06
Weighted-Average Number of Shares Outstanding
Basic	13,717	12,074	11,879
Diluted	13,972	12,366	12,251
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Net Income	$15,928	$28,789	$135,536
Other Comprehensive Income, Net of Tax:
Pension Adjustments:
Amortization of actuarial losses and prior service costs, net of tax of $53, $143, and $309 for 2023, 2022, and 2021, respectively	167	442	976
Actuarial gains (losses) arising during the period, net of tax of $394, $722, and $902 for 2023, 2022, and 2021, respectively	(1,268)	2,259	2,859
Change in net unrealized (losses) gains on cash flow hedges, net of tax of $344, $3,753, and $391 for 2023, 2022, and 2021, respectively	1,127	12,077	(1,268)
Other Comprehensive Income, Net of Tax	26	14,778	2,567
Comprehensive Income, Net of Tax	$15,954	$43,567	$138,103
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share data)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2020	11,728,212	$117	$97,090	$241,727	$(9,600)	$329,334
Net income	—	—	—	135,536	—	135,536
Other comprehensive loss, net of tax	—	—	—	—	2,567	2,567
Employee stock purchase plan	56,524	1	2,903	—	—	2,904
Stock options exercised	48,769	1	1,732	—	—	1,733
Stock repurchased related to the exercise of stock options and stock awards vested	(155,653)	(2)	(8,682)	—	—	(8,684)
Stock awards vested	247,235	2	(2)	—	—	—
Stock-based compensation	—	—	11,212	—	—	11,212
Balance at December 31, 2021	11,925,087	119	104,253	377,263	(7,033)	474,602
Net income	—	—	—	28,789	—	28,789
Other comprehensive income, net of tax	—	—	—	—	14,778	14,778
Employee stock purchase plan	59,693	1	2,230	—	—	2,231
Stock options exercised	109,186	1	3,474	—	—	3,475
Stock repurchased related to the exercise of stock options and stock awards vested	(151,213)	(2)	(7,457)	—	—	(7,459)
Stock awards vested	163,532	2	(2)	—	—	—
Stock-based compensation	—	—	9,544	—	—	9,544
Balance at December 31, 2022	12,106,285	121	112,042	406,052	7,745	525,960
Net income	—	—	—	15,928	—	15,928
Other comprehensive income, net of tax	—	—	—	—	26	26
Issuance of common stock in public offering, net of issuance costs	2,300,000	23	85,084	—	—	85,107
Employee stock purchase plan	52,211	1	2,541	—	—	2,542
Stock options exercised	49,450	—	1,564	—	—	1,564
Stock repurchased related to the exercise of stock options and stock awards vested	(138,929)	(1)	(7,380)	—	—	(7,381)
Stock awards vested	231,749	2	(2)	—	—	—
Stock-based compensation	—	—	12,348	—	—	12,348
Balance at December 31, 2023	14,600,766	$146	$206,197	$421,980	$7,771	$636,094
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net Income	$15,928	$28,789	$135,536
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	32,571	31,421	28,389
Non-cash operating lease cost	8,215	7,267	3,349
Inventory write-down and property and equipment impairment due to restructuring	882	1,610	—
Stock-based compensation expense	15,045	10,744	11,212
Deferred income taxes	(9,832)	(9,392)	1,768
Provision for (recovery of) credit losses	1,417	(509)	(454)
Noncash loss on extinguishment of debt	—	295	—
Recognition of insurance recoveries	(3,886)	—	—
Gain on sale-leaseback	—	—	(132,522)
Other	411	1,060	(505)
Changes in Assets and Liabilities:
Accounts receivable	1,998	(31,188)	(11,689)
Contract assets	13,604	(14,885)	(22,377)
Inventories	(15,979)	(20,841)	(17,129)
Production cost of contracts	(2,825)	8	(2,311)
Other assets	(4,330)	(1,354)	(4,902)
Accounts payable	(18,420)	24,222	2,793
Contract liabilities	6,424	4,991	13,813
Operating lease liabilities	(7,618)	(6,473)	(3,531)
Accrued and other liabilities	(2,538)	6,915	(2,005)
Net Cash Provided by (Used in) Operating Activities	31,067	32,680	(565)
Cash Flows from Investing Activities
Purchases of property and equipment	(19,522)	(19,689)	(16,863)
Proceeds from sale-leaseback	—	—	143,100
Proceeds from sale of assets	404	82	553
Proceeds from life insurance	—	—	439
Payments for acquisition of BLR Aerospace L.L.C., net of cash acquired	(114,378)	—	—
Post closing cash received from (payments for acquisition of) Magnetic Seal LLC, net of cash acquired	—	365	(69,479)
Net Cash (Used in) Provided by Investing Activities	(133,496)	(19,242)	57,750
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	176,500	4,000	96,000
Repayments of senior secured revolving credit facility	(152,700)	(4,000)	(121,000)
Borrowings from term loans	—	250,000	—
Repayments of term loans	(6,250)	(289,274)	(7,926)
Repayments of other debt	(336)	(344)	(362)
Debt issuance costs	—	(2,511)	—
Proceeds from issuance of common stock in public offering, net of issuance costs	85,107	—	—
Net cash paid upon issuance of common stock under stock plans	(3,275)	(1,379)	(4,047)
Net Cash Provided by (Used in) Financing Activities	99,046	(43,508)	(37,335)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,383)	(30,070)	19,850
Cash and Cash Equivalents at Beginning of Year	46,246	76,316	56,466
Cash and Cash Equivalents at End of Year	$42,863	$46,246	$76,316
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
Reclassifications
Certain prior period amounts have been reclassified to conform to current year’s presentation.
Supplemental Cash Flow Information

	(Dollars in thousands) Years Ended December 31,
	2023	2022	2021
Interest paid	$19,856	$10,983	$10,135
Taxes paid, net	$22,950	$3,825	$32,934
Non-cash activities:
Purchases of property and equipment not paid	$807	$1,195	$1,333
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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in either 2023 or 2022.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements with an aggregate notional amount of $150.0 million, all with an effective date of January 1, 2024 (“Forward Interest Rate Swaps”) to manage our exposure to interest rate movements on a portion of our debt. As such, at the time we entered into the Forward Interest Rate Swaps, there was a high probability of forecasted interest payments on our debts occurring and the swaps are highly effective in offsetting those interest payments and therefore, we elected to apply cash flow hedge accounting. In July 2022, as a result of refinancing all our existing debt, which allows borrowing based on a Secured Overnight Financing Rate (“SOFR”), we were required to complete an amendment of the Forward Interest Rate Swaps from One Month London Interbank Offered Rate (“LIBOR”) to One Month Term SOFR (“Amended Forward Interest Rate Swaps”), which occurred on the same day. After the transition of the Forward Interest Rate Swaps and debt to SOFR was completed, we determined the hedging relationship was still highly effective as of the amendment date. See Note 9. As of December 31, 2023, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedged item. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. Since the Amended Forward Interest Rate Swaps are not effective until January 1, 2024, we only record the changes in fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges. As such, during the years ended December 31, 2023 and December 31, 2022, we recorded the unrealized gain to other comprehensive income of $1.1 million and $12.1 million, respectively, and the associated change to other current assets, other assets, and deferred income taxes.
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
Business Combinations
When a business is acquired, we allocate the purchase price by recording the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date, with the excess cost recorded as goodwill. A preliminary fair value is determined once a business is acquired, with the final determination of fair value to be completed no later than one year from the date of acquisition.
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
The fair value of the intangible assets is estimated using several valuation methodologies, including the income based or market based approaches, which represent Level 3 fair value measurements. Inputs to fair value analyses and other aspects of the allocation of the purchase price require judgment. The values for technology and trade name are typically estimated using the relief from royalty methodology, while the value for customer relationships is typically estimated based on a multi-period excess earnings approach. The more significant inputs used in the technology intangible asset valuation included (i) future revenues, (ii) the technology decay rate, (iii) the royalty rate, and (iv) the discount rate. The more significant inputs used in the customer relationships intangible asset valuation include (i) future revenues, (ii) the projected earnings before interest, taxes, and amortization (“EBITA”) margins, (iii) the customer attrition rates, and (iv) the discount rate. The useful lives are estimated based on the underlying agreements or the future economic benefit expected to be received from the assets.
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
The quantitative approach for potential impairment analysis is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a combination of the income approach (which is based on a discounted cash flow model) and the market approach. Management’s cash flow projections include significant judgments and assumptions, including the amount and timing of expected cash flows, long-term growth rates, and discount rates. The cash flows used in the discounted cash flow model are based on our best estimate of future revenues, gross margins, and adjusted after-tax earnings. If any of these assumptions are incorrect, it will impact the estimated fair value of a reporting unit. The market approach also requires management judgment in selecting comparable companies, business acquisitions and the transaction values observed and its related control premiums.
In the fourth quarter of 2023, the carrying amount of goodwill at the date of the most recent annual impairment evaluation for Electronic Systems and Structural Systems was $117.4 million and $127.2 million, respectively.
We acquired 100% of the equity interests of BLR Aerospace, L.L.C. (“BLR”) on April 25, 2023, for an original purchase price of $115.0 million, net of cash acquired. We recorded goodwill of $41.2 million in our Structural Systems segment, which is also our reporting unit. See Note 2.
The last time we performed a step one goodwill impairment analysis for our Electronic Systems reporting unit was 2019 and thus, we elected to perform a step one goodwill impairment analysis as of the first day of the fourth quarter of 2023. The fair value of our Electronic Systems segment exceeded its carrying value and thus, was not deemed impaired.

As our commercial aerospace end-use market business continues to be negatively impacted by a general slowdown in the global economy primarily due to the lingering effects of the COVID-19 pandemic and the resulting inflation and other events, we performed a step one goodwill impairment test for our Structural Systems reporting unit as of the first day of the fourth quarter of 2023. The fair value of our Structural Systems segment exceeded its carrying value and thus, was not deemed impaired.
Other Intangible Assets
We amortize acquired other intangible assets with finite lives over the estimated economic lives of the assets, ranging from 2 to 23 years, generally using the straight-line method. The value of other intangibles acquired through business combinations has been estimated using present value techniques which involve estimates of future cash flows. We evaluate other intangible assets for recoverability considering undiscounted cash flows when significant changes in conditions occur, and recognize impairment losses, if any, based upon the estimated fair value of the assets.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, as reflected on the consolidated balance sheets under the equity section, was comprised of cumulative pension and retirement liability adjustments, net of tax, and change in net unrealized gains and losses on cash flow hedges, net of tax.
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
Net cumulative catch-up adjustments on profit recorded were not material for both years ended December 31, 2023 and December 31, 2022.
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
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the consolidated balance sheets. As of December 31, 2023 and 2022, provision for estimated losses on contracts were $5.4 million and $3.9 million, respectively.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are typically amortized and recognized as cost of sales under the associated revenue contract using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of December 31, 2023 and 2022, production costs of contracts were $7.8 million and $5.7 million, respectively.
Contract Assets and Contract Liabilities
Contract assets consist of our right to payment for work performed but not yet billed. Contract assets are transferred to accounts receivable when we bill our customers. We bill our customers when we ship the products and meet the shipping terms within the revenue contract. Contract liabilities consist of advance or progress payments billed to/or received from our customers prior to the time transfer of control occurs plus the estimated losses on contracts. When a contract liability and a contract asset exist on the same contract, we report it on a net basis.
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	December 31, 2023	December 31, 2022
Contract assets	$177,686	$191,290
Contract liabilities	$53,492	$47,068
The decrease in our contract assets as of December 31, 2023 compared to December 31, 2022 was primarily due to a net decrease of products in work in process.
The increase in our contract liabilities as of December 31, 2023 compared to December 31, 2022 was primarily due to a net increase of advance or progress payments received from our customers in the current year. We recognized $36.1 million of the contract liabilities as of December 31, 2022 as revenues during the year ended December 31, 2023.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of December 31, 2023 totaled $963.5 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in 2025 and beyond.

Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

		(Dollars in thousands) Years Ended December 31,		% of Net Revenues
	Change	2023	2022	2023	2022
Consolidated Ducommun
Military and space	$(16,882)	$403,819	$420,701	53.3%	59.1%
Commercial aerospace	61,782	309,291	247,509	40.9%	34.7%
Industrial	(445)	43,882	44,327	5.8%	6.2%
Total	$44,455	$756,992	$712,537	100.0%	100.0%

Electronic Systems
Military and space	$(20,696)	$293,485	$314,181	68.2%	71.3%
Commercial aerospace	10,639	92,769	82,130	21.6%	18.6%
Industrial	(445)	43,882	44,327	10.2%	10.1%
Total	$(10,502)	$430,136	$440,638	100.0%	100.0%

Structural Systems
Military and space	$3,814	$110,334	$106,520	33.8%	39.2%
Commercial aerospace	51,143	216,522	165,379	66.2%	60.8%
Total	$54,957	$326,856	$271,899	100.0%	100.0%
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
Accounting for Stock-Based Compensation
We measure and recognize compensation expense for share-based payment transactions to our employees and non-employees at their estimated fair value. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award). The fair value of stock options is determined using the Black-Scholes-Merton (“Black-Scholes”) valuation model, which requires assumptions and judgments regarding stock price volatility, risk-free interest rates, and expected options terms. Management’s estimates could differ from actual results. The fair value of unvested stock awards is determined based on the closing price of the underlying common stock on the date of grant except for market condition awards for which the fair value was based on a Monte Carlo simulation model.
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
Charitable Contributions
We contributed $0.1 million to the Ducommun Foundation during 2023.
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data) Years Ended December 31,
	2023	2022	2021
Net income	$15,928	$28,789	$135,536
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	13,717	12,074	11,879
Dilutive potential common shares	255	292	372
Diluted weighted-average common shares outstanding	13,972	12,366	12,251
Earnings per share
Basic	$1.16	$2.38	$11.41
Diluted	$1.14	$2.33	$11.06
Potentially dilutive stock awards to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Years Ended December 31,
	2023	2022	2021
Stock options and stock units	10	52	3
Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2023
In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock” (“ASU 2023-03”), which amends or supersedes various SEC paragraphs within the Accounting Standards Codification to conform to past SEC announcements and guidance issued by the SEC. ASU 2023-03 does not provide any new guidance so there was no transition or effective date. ASU 2023-03 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provide more transparency about tax information primarily related to the rate reconciliation and the income taxes paid. The new guidance is effective for fiscal years beginning after December 15, 2024, which will be our annual period beginning January 1, 2025. Early adoption is permitted. We are evaluating the impact of this standard.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance is effective for fiscal years beginning after December 15, 2023, which is our annual period beginning January 1, 2024, and interim periods within fiscal years beginning after December 15, 2024, which will be our interim period beginning January 1, 2025. Early adoption is permitted. We are evaluating the impact of this standard.
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
The initial purchase price for BLR was $115.0 million, net of cash acquired, all payable in cash, subject to adjustments for working capital. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. Subsequent to the closing of the transaction, during the third quarter of 2023, the working capital was finalized and the impact was immaterial for a final purchase price of $114.4 million, net of cash acquired. We allocated the gross purchase price of $117.0 million to the assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Estimated Fair Value
Cash	$2,656
Accounts receivable	4,149
Inventories	12,011
Other current assets	891
Property and equipment	2,632
Operating lease right-of-use assets	874
Intangible assets	55,500
Goodwill	41,193
Total assets acquired	119,906
Current liabilities	(2,145)
Other non-current liabilities	(727)
Total liabilities assumed	(2,872)
Total purchase price allocation	$117,034

	Useful Life (In years)	Estimated Fair Value (In thousands)
Intangible assets:
Technology	23	$35,600
Customer relationships	10 - 22	15,000
Trade name	18	4,900
		$55,500
The intangible assets acquired of $55.5 million were determined based on the estimated fair values using valuation techniques consistent with the income approach to measure fair value, which represented Level 3 fair value measurements. The useful lives were estimated based on the underlying agreements or the future economic benefit expected to be received from the assets. The values for technology and trade name were assessed using the relief from royalty methodology, while the value for customer relationships was estimated based on a multi-period excess earnings approach. Inputs to the income approach models and other aspects of the allocation of the purchase price require judgment. The more significant inputs used in the technology intangible asset valuation included (i) future revenues, (ii) the technology decay rate (iii) the royalty rate, and (iv) the discount rate. The more significant inputs used in the customer relationships intangible asset valuation included (i) future revenues, (ii) the projected earnings before interest, taxes, and amortization (“EBITA”) margins, (iii) the customer attrition rates, and (iv) the discount rate.
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
Acquisition related transaction costs were not included as components of consideration transferred but have been expensed as incurred. Total acquisition-related transaction costs incurred by us were $1.3 million during 2023 and charged to selling, general and administrative expenses.
BLR’s results of operations have been included in our consolidated statements of income since the date of acquisition as part of the Structural Systems segment and were less than three percent of total company revenues since the date of acquisition. Pro forma results of operations of the BLR acquisition have not been presented as the effect of the BLR acquisition was not material to our financial results.

Note 3. Restructuring Activities
Summary of 2022 Restructuring Plan
In April 2022, management approved and commenced a restructuring plan that will better position us for stronger performance. The restructuring plan mainly reduces headcount and consolidates facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. During the year ended December 31, 2023, we recorded total charges of $14.9 million. Cumulative through the year ended December 31, 2023, we recorded total charges of $21.5 million. As of December 31, 2023, we estimate the remaining amount of charges related to this initiative will be $5.0 million to $7.0 million in total pre-tax restructuring charges through 2024. Of these charges, we estimate $4.5 million to $6.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $0.5 million to $1.0 million to be non-cash charges for impairment of long-lived assets.
In the Electronics Systems segment, we recorded charges of $6.1 million, $0.3 million, and $0.1 million during the year ended December 31, 2023, for severance and benefits that were classified as restructuring charges, charges for inventory write down that were classified as cost of sales, and other restructuring, respectively. Cumulative through the year ended December 31, 2023, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that were classified as cost of sales, and other restructuring of $9.6 million, $0.3 million, $0.3 million, and $0.1 million, respectively.
In the Structural Systems segment, we recorded $4.3 million, $1.2 million, zero, and $2.8 million during the year ended December 31, 2023 for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring charges, respectively. Cumulative through the year ended December 31, 2023, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, impairment of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $5.8 million, $1.7 million, $0.3 million, $0.5 million, and $2.8 million, respectively.
Our restructuring activities for 2023 were as follows (in thousands):

	December 31, 2022	2023				December 31, 2023
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$2,799	$10,435	$(7,845)	$—	$—	$5,389
Property and equipment accelerated depreciation due to restructuring	—	1,210	—	(1,210)	—	—
Inventory write down	—	313	—	(313)	—	—
Other		$2,897	$(2,897)	$—		—
Ending balance	$2,799	$14,855	$(10,742)	$(1,523)	$—	$5,389
The restructuring activities accrual for severance and benefits of $5.4 million as of December 31, 2023 was included as part of accrued and other liabilities.

Note 4. Inventories
Inventories consisted of the following:

	(In thousands) December 31,
	2023	2022
Raw materials and supplies	$174,624	$143,495
Work in process	22,060	23,799
Finished goods	2,517	3,917
Total	$199,201	$171,211

Note 5. Property and Equipment, Net
Property and equipment, net consisted of the following:

	(In thousands) December 31,		Range of Estimated
	2023	2022	Useful Lives
Land	$11,154	$10,494
Buildings and improvements	52,130	51,110	5 - 40 Years
Machinery and equipment	189,480	179,606	2 - 20 Years
Furniture and equipment	21,698	17,977	2 - 10 Years
Construction in progress	18,329	18,545
	292,791	277,732
Less accumulated depreciation	181,412	171,507
Total	$111,379	$106,225
Depreciation expense was $15.5 million, $14.5 million, and $14.1 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

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
The components of lease expense consisted of the following:

	(In thousands)
	Years Ended
	December 31, 2023	December 31, 2022
Operating leases expense	$10,855	10,521

Finance leases expense:
Amortization of right-of-use assets	$358	343
Interest on lease liabilities	48	53
Total finance lease expense	$406	$396
Short term and variable lease expenses for the year ended December 31, 2023 were not material.
Supplemental cash flow information related to leases was as follows:

	(In thousands)
	Years Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,853	$7,669
Operating cash flows from finance leases	$48	$53
Financing cash flows from finance leases	$340	$346

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,348	$8,332
Finance leases	$—	$245
The weighted average remaining lease terms were as follows:

	(In years)
	December 31, 2023	December 31, 2022
Operating leases	4	5
Finance leases	5	6
When a lease is identified, we recognize a right-of-use asset and a corresponding lease liability based on the present value of the lease payments over the lease term discounted using our incremental borrowing rate, unless an implicit rate is readily determinable. As the discount rate in our leases is usually not readily available, we use our own incremental borrowing rate as the discount rate. Our incremental borrowing rate is based on the interest rate on our term loan, which is a secured rate. After we completed a financing of all our existing debt in July 2022, the interest rate on our term loan was based on Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin. Prior to the refinancing, the interest rate on our term loans were based on London Interbank Offered Rate (“LIBOR”) plus an applicable margin.
The weighted average discount rates were as follows:

	Years Ended
	December 31, 2023	December 31, 2022
Operating leases	3.0%	3.0%
Finance leases	3.7%	3.6%
Maturity of operating and finance lease liabilities are as follows:

	(In thousands)
	Operating Leases	Finance Leases
2024	$8,647	$321
2025	8,398	262
2026	8,113	208
2027	2,885	175
2028	2,385	135
Thereafter	2,505	176
Total lease payments	32,933	1,277
Less imputed interest	2,113	113
Total	$30,820	$1,164
Operating lease payments related to options to extend lease terms that are reasonably certain of being exercised are not significant. As of December 31, 2023, there are no legally binding minimum lease payments for leases signed but not yet commenced.
Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are not significant. As of December 31, 2023, there are no legally binding minimum lease payments for leases signed but not yet commenced.

Note 7. Goodwill and Other Intangible Assets
Goodwill
The carrying amounts of goodwill, by operating segment, for the years ended December 31, 2023 and 2022 were as follows:

	(In thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$85,972	$285,129
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2022	117,435	85,972	203,407
Goodwill from acquisition during period	—	41,193	41,193
Balance at December 31, 2023	$117,435	$127,165	$244,600
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

The quantitative approach for potential impairment analysis is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a combination of the income approach (which is based on a discounted cash flow model) and market approach. Management’s cash flow projections include significant judgments and assumptions, including the amount and timing of expected cash flows, long-term growth rates, and discount rates. The cash flows used in the discounted cash flow model are based on our best estimate of future revenues, gross margins, and adjusted after-tax earnings. If any of these assumptions are incorrect, it will impact the estimated fair value of a reporting unit. The market approach also requires management judgment in selecting comparable companies, business acquisitions and the transaction values observed and its related control premiums.
As our most recent step one goodwill impairment test for our Electronic Systems reporting unit was in 2019, we elected to perform a step one goodwill impairment analysis as of the first day of the fourth quarter of 2023 where the fair value of our Electronic Systems reporting unit exceeded its carrying value. Our commercial aerospace end-use market business continues to be negatively impacted by the lingering effects of the COVID-19 pandemic and the resulting inflation, supply chain and other issues, and therefore, we performed a step one goodwill impairment test for our Structural Systems reporting unit as of the first day of the fourth quarter of 2023, where the fair value of our Structural Systems reporting unit exceeded its carrying value. Thus, the respective goodwill amounts were not deemed impaired.
On April 25, 2023, we completed the acquisition of BLR. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill. See Note 2 for further information.
Other Intangible Assets
Other intangible assets are related to acquisitions, including BLR, and recorded at fair value at the time of the acquisition. Other intangible assets with finite lives are generally amortized on the straight-line method over periods ranging from 2 to 23 years. Intangible assets are as follows:

		(In thousands)
		December 31, 2023			December 31, 2022
	Wtd. Avg Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived assets
Customer relationships	17	$261,300	$142,423	$118,877	$246,300	$127,999	$118,301
Trade names and trademarks	16	10,400	2,258	8,142	5,500	1,670	3,830
Contract renewal	14	1,845	1,845	—	1,845	1,845	—
Technology	23	36,000	1,376	34,624	400	318	82
Backlog	2	600	600	—	600	312	288
Total finite-lived assets		310,145	148,502	161,643	254,645	132,144	122,501

Indefinite-lived assets
Trade names and trademarks		4,700	—	4,700	4,700	—	4,700
Total		$314,845	$148,502	$166,343	$259,345	$132,144	$127,201
The carrying amount of other intangible assets by operating segment as of December 31, 2023 and 2022 was as follows:

	(In thousands)
	December 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
Other intangible assets
Electronic Systems	$164,545	$108,766	$55,779	$164,545	$99,479	$65,066
Structural Systems	150,300	39,736	110,564	94,800	32,665	62,135
Total	$314,845	$148,502	$166,343	$259,345	$132,144	$127,201

Amortization expense of other intangible assets was $16.4 million, $14.6 million and $13.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Future amortization expense by operating segment is expected to be as follows:

	(In thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
2024	$9,288	$7,452	$16,740
2025	9,288	7,464	16,752
2026	9,288	7,440	16,728
2027	9,288	7,437	16,725
2028	9,288	6,892	16,180
Thereafter	9,339	69,179	78,518
	$55,779	$105,864	$161,643

Note 8. Accrued and Other Liabilities
The components of accrued and other liabilities consisted of the following:

	(In thousands) December 31,
	2023	2022
Accrued compensation	$35,574	$28,785
Accrued income tax and sales tax	177	10,478
Other	6,509	9,557
Total	$42,260	$48,820

Note 9. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands) December 31,
	2023	2022
Term loans	$242,188	$248,438
Revolving credit facility	23,800	—
Total debt	265,988	248,438
Less current portion	7,813	6,250
Total long-term debt, less current portion	258,175	242,188
Less debt issuance costs - term loans	(1,214)	(1,593)
Total long-term debt, net of debt issuance costs - term loans	$256,961	$240,595
Debt issuance costs - revolving credit facility (1)	$1,761	$2,265
Weighted-average interest rate	7.53%	4.36%
(1) Included as part of other assets.
Future long-term debt payments at December 31, 2023 were as follows:

(In thousands)
2024	$7,813
2025	12,500
2026	14,063
2027	231,612
2028	—
Thereafter	—
Total	$265,988

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
The 2022 Term Loan bears interest, at our option, at a rate equal to either (i) Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin ranging from 1.375% to 2.375% per year or (ii) Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] Term SOFR plus 1.00%, and if the Base Rate is less than zero percent, it will be deemed zero percent) plus an applicable margin ranging from 0.375% to 1.375% per year, in each case based upon the consolidated total net adjusted leverage ratio. Interest payments are typically paid either on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. The first quarterly amortization payment of $1.6 million was required to be paid and was paid during the fourth quarter of 2022. We made the required quarterly amortization payments totaling $6.3 million and $5.1 million during the years ended December 31, 2023 and 2022, respectively.
The 2022 Revolving Credit Facility bears interest, at our option, at a rate equal to either (i) Term SOFR plus an applicable margin ranging from 1.375% to 2.375% per year or (ii) Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] Term SOFR plus 1.00%, and if the Base Rate is less than zero percent, it will be deemed zero percent) plus an applicable margin ranging from 0.375% to 1.375% per year, in each case based upon the consolidated total net adjusted leverage ratio. Interest payments are typically paid either on a monthly or a quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. The undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio, typically paid on a quarterly basis, on the last business day each quarter. However, the 2022 Revolving Credit Facility does not require any principal installment payments.
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
As of December 31, 2023, we had $176.0 million of unused borrowing capacity under the 2022 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
As of December 31, 2023, we were in compliance with all covenants required under the 2022 Credit Facilities.
The 2022 Term Loan was considered a modification of debt for some lenders and an extinguishment of debt for other lenders, and thus, a loss of $0.2 million was recorded related to the extinguishment. In addition, the new fees incurred of $0.8 million were capitalized and will be amortized to interest expense over the life of the 2022 Term Loan. Further, the remaining debt issuance costs related to the 2019 Term Loan and 2018 Term Loan of $1.0 million as of the modification date will be amortized to interest expense over the life of the 2022 Term Loan, using the effective interest method.
The 2022 Revolving Credit Facility that replaced the 2019 Revolving Credit Facility was considered a modification of debt except for the portion related to the creditor that is no longer a part of the 2022 Revolving Credit Facility and in which case, it was considered an extinguishment of debt. As a result, we expensed the portion of the unamortized debt issuance costs related to the 2019 Revolving Credit Facility that was considered an extinguishment of debt of $0.1 million. In addition, the new fees incurred of $1.7 million as part of the 2022 Revolving Credit Facility were capitalized and will be amortized to interest expense over the life of the 2022 Revolving Credit Facility. Further, the remaining debt issuance costs related to the 2019 Revolving Credit Facility of $0.8 million as of the modification date will also be amortized to interest expense over the life of the 2022 Revolving Credit Facility.
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
In December 2021, we entered into a sale-leaseback transaction for the building and related land for our Gardena performance center located in Carson, California, for a sale price of $143.1 million. A portion of the net proceeds were used to pay down on the $65.0 million that was drawn on the 2019 Revolving Credit Facility for the Magnetic Seal LLC acquisition that was completed in December 2021. See Note 6.
On April 25, 2023, we completed the acquisition of BLR. The initial purchase price for BLR was $115.0 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. We utilized the 2022 Revolving Credit Facility to complete the acquisition. See Note 2.
On May 18, 2023, we completed a public offering of our common stock resulting in net proceeds of $85.1 million. We utilized the net proceeds plus cash on hand to pay down $85.2 million on the 2022 Revolving Credit Facility. See Note 10 for further information.
In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. The Forward Interest Rate Swaps were deemed to be highly effective upon entering into the derivative contracts and thus, hedge accounting treatment was utilized. Since the Amended Forward Interest Rate Swaps (as defined below) are not effective until January 1, 2024, we only record the changes in the fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges. As such, during the years ended December 31, 2023 and 2022, we recorded the unrealized gain to other comprehensive income of $1.1 million and $12.1 million, respectively, and the associated change to other current assets, other assets, and deferred income taxes. See Note 1 for further information. In addition, the net deferred gains recorded in other comprehensive income that will mature in the next 12 months total $4.3 million.
In July 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of the Forward Interest Rate Swaps (“Amended Forward Interest Rate Swaps”). The Forward Interest Rate Swaps were based on U.S. dollar-one month LIBOR and were amended to be based on one month Term SOFR as borrowings using LIBOR are no longer available under the 2022 Credit Facilities. Since this was an amendment of just the reference rate as a result of the cessation of LIBOR, utilizing the guidance under ASU 2020-04, we determined the Amended Forward Interest Rate Swaps as of the amendment date to continue to be highly effective. The Amended Forward Interest Rate Swaps weighted average fixed rate was 1.7% as a result of the difference between U.S. dollar-one month LIBOR and one month Term SOFR.

Note 10. Shareholders’ Equity
On May 18, 2023, we completed a public offering of 2.3 million shares of our common stock at $40.00 per share, for gross proceeds of $92.0 million. The common stock offering was made under our effective shelf registration statement. We incurred aggregate total out of pocket stock offering related fees of $6.9 million, resulting in net proceeds of $85.1 million. As such, we recorded an increase to common stock at par value of less than $0.1 million with the remaining amount as an increase to additional paid-in capital of $85.1 million. The public stock offering net proceeds along with cash on hand were used to pay down $85.2 million on the 2022 Revolving Credit Facility that was drawn on and utilized to complete the acquisition of BLR. See Note 2 and Note 9 for further information.
We are authorized to issue five million shares of preferred stock. At December 31, 2023 and 2022, no preferred shares were issued or outstanding.

Note 11. Stock-Based Compensation
Stock Incentive Compensation Plans
We currently have two active stock incentive plans: i) the Amended and Restated 2020 Stock Incentive Plan (the “2020 Plan”), which expires on April 20, 2032, and ii) the 2018 Employee Stock Purchase Plan (“ESPP”). The 2013 Stock Incentive Plan, as Amended (the “2013 Plan”) was closed to further issuances of stock awards in May 2020 and any remaining shares available were folded into the 2020 Plan as part of the approval of the 2020 Plan by shareholders at the 2020 Annual Meeting of Shareholders in May 2020. The 2020 Plan permit awards of stock options, restricted stock units, performance stock units and other stock-based awards to our officers, key employees and non-employee directors on terms determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The aggregate number of shares available for issuance under the 2020 Plan is 1,031,162 plus any outstanding awards issued under the 2013 Plan that are subsequently forfeited, terminated, expire or otherwise lapse without being exercised. As of December 31, 2023, shares available for future grant under the 2020 Plan are 141,377. Prior to the adoption of the 2020 Plan, we granted stock-based awards to purchase shares of our common stock under certain predecessor plans. No further awards can be granted under these predecessor plans.
Employee Stock Purchase Plan
The ESPP was adopted by the Board of Directors and approved by the shareholders in 2018, including 750,000 shares that can be awarded. The first offering period closed on July 31, 2019. Under the ESPP, our employees who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period and the discount will be treated as compensation to those employees. Employees purchase common stock using payroll deductions, which may not exceed 10% of their eligible compensation and other limitations. The Compensation Committee administers the ESPP. As of December 31, 2023, there are 497,766 shares available for future award grants.
Stock Options
In the years ended December 31, 2023, 2022, and 2021, we did not grant any stock options to our officers and key employees. Stock options are typically granted with an exercise price equal to the fair market value of our stock on the date of grant and expire not more than ten years from the date of grant. The stock options typically vest over a period of three or four years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. If an employee terminates employment, the non-vested portion of the stock options will not vest and all rights to the non-vested portion will terminate completely.

Stock option activity for the year ended December 31, 2023 were as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	199,276	$36.89
Granted	—	$—
Exercised	(49,450)	$31.65
Expired	(12,676)	$38.20
Forfeited	—	$—
Outstanding at December 31, 2023	137,150	$38.66	4.9	$1,838
Exercisable at December 31, 2023	137,150	$38.66	4.9	$1,838
All stock options outstanding as of January 1, 2023 were fully vested.
The aggregate intrinsic value of stock options represents the amount by which the market price of our common stock exceeds the exercise price of the stock option. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2023, 2022 and 2021 was $1.0 million, $2.0 million, and $1.0 million, respectively. Cash received from stock options exercised for the years ended December 31, 2023, 2022 and 2021 was $1.6 million, $3.5 million, and $1.7 million, respectively, with related tax benefits of $0.4 million, $0.8 million, and $0.4 million, respectively. The total amount of stock options vested is 137,150 shares with a weighted-average exercise price of $38.66 and an aggregate intrinsic value of $1.8 million. There are no unvested stock options as of December 31, 2023. These stock options have a weighted-average remaining contractual term of 4.9 years.
The share-based compensation cost expensed for stock options for the years ended December 31, 2023, 2022, and 2021 (before tax benefits) was zero, $0.3 million, and $1.2 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2023, there was no remaining unrecognized compensation cost related to stock options. The total fair value of stock options vested during the years ended December 31, 2023, 2022, and 2021 was zero, $0.8 million, and $1.7 million, respectively.
We typically apply fair value accounting for stock-based compensation based on the grant date fair value estimated using a Black-Scholes-Merton (“Black-Scholes”) valuation model. There were no stock options granted under the 2020 Plan for the years ended December 31, 2023, 2022, and 2021.
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
Restricted Stock Units
We granted restricted stock units (“RSUs”) to certain officers, key employees and non-employee directors of 110,067, 118,847, and 118,995 RSUs during the years ended December 31, 2023, 2022, and 2021, respectively, with weighted-average grant date fair values (equal to the fair market value of our stock on the date of grant) of $51.57, $51.76, and $55.92 per share, respectively. RSUs represent a right to receive a share of stock at future vesting dates with no cash payment required from the holder. The RSUs typically have a three year vesting term of 33.3%, 33.3% and 33.4% on the first, second and third anniversaries of the date of grant, respectively. If an employee terminates employment, their non-vested portion of the RSUs will not vest and all rights to the non-vested portion will terminate.

Restricted stock unit activity for the year ended December 31, 2023 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2023	201,795	$47.81
Granted	110,067	$51.57
Vested	(76,866)	$47.50
Forfeited	(25,182)	$51.99
Outstanding at December 31, 2023	209,814	$49.46
The share-based compensation cost expensed for RSUs for the years ended December 31, 2023, 2022, and 2021 (before tax benefits) was $4.5 million, $3.8 million, and $4.1 million respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2023, total unrecognized compensation cost (before tax benefits) related to RSUs of $5.5 million is expected to be recognized over a weighted average period of 1.6 years. The total fair value of RSUs vested for the years ended December 31, 2023, 2022, and 2021 was $3.9 million, $3.5 million, and $4.2 million, respectively. The tax benefit realized from vested RSUs for the years ended December 31, 2023, 2022, and 2021 was $0.9 million, $0.8 million, and $1 million, respectively.
Performance Stock Units
We granted performance stock awards (“PSUs”) to certain key employees of 160,852, 111,654, and 182,886 PSUs during the years ended December 31, 2023, 2022, and 2021, respectively, with weighted-average grant date fair values of $40.51, $48.18, and $49.76 per share, respectively. PSU awards are subject to the attainment of performance goals established by the Compensation Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals are based on a pre-established objective formula that specifies the manner of determining the number of PSUs that will be granted if performance goals are attained. If an employee terminates employment, their non-vested portion of the PSUs will not vest and all rights to the non-vested portion will terminate.

Performance stock activity for the year ended December 31, 2023 was as follows:

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2023	301,354	$42.42
Granted	160,852	$40.51
Vested	(154,883)	$28.96
Forfeited	(38,135)	$31.19
Outstanding at December 31, 2023	269,188	$50.52
The share-based compensation cost expensed for PSUs for the years ended December 31, 2023, 2022, and 2021 (before tax benefits) was $6.9 million, $5.1 million and $5.9 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2023, total unrecognized compensation cost (before tax benefits) related to PSUs of $6.0 million is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of PSUs vested during the years ended December 31, 2023, 2022, and 2021, was $8.5 million, $4.4 million, and $9.6 million, respectively. The tax benefit realized from PSUs for the years ended December 31, 2023, 2022, and 2021 were $2.0 million, $1.1 million, and $2.3 million, respectively.
Performance-Based With Market Condition Cash Settled Long-Term Incentive Awards
As permitted under the 2020 Plan, performance-based with market condition cash settled long-term incentive awards (“Performance-Based Cash LTIPs”) were granted in 2023 and 2022. Performance-Based Cash LTIPs will be settled in cash and are subject to the attainment of performance goals established by the Compensation Committee (including achievement of relative total shareholder return market condition), the periods during which performance is to be measured, and all other limitations and conditions applicable to the Performance-Based Cash LTIPs’ values. Performance goals are based on a pre-established objective formula that specifies the manner of determining the value of the Performance-Based Cash LTIPs that will be issued if performance goals are attained. If an employee terminates employment, their non-vested portion of the Performance-Based Cash LTIPs will not vest and all rights to the non-vested portion of the Performance-Based Cash LTIPs will terminate. The Compensation Committee administers the Performance-Based Cash LTIPs. The share-based compensation expense recorded for the Performance-Based Cash LTIPs for the years ended December 31, 2023, 2022, and 2021 (before tax benefits) was $2.7 million, $1.2 million, and zero, respectively.

Note 12. Employee Benefit Plans
Defined Contribution 401(k) Plans
We sponsor a 401(k) defined contribution plan for all our employees. The plan allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan, we generally provide a match equal to 50% of the employee’s contributions up to the first 6% of compensation, except for union employees who are not eligible to receive the match. Our provision for matching and profit sharing contributions for the three years ended December 31, 2023, 2022, and 2021 was $3.1 million, $2.9 million, and $2.8 million, respectively.
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
The consolidation of one of our performance centers as part of the 2022 Restructuring Plan as discussed in Note 3 resulted in the curtailment of the Pension Plan during the fourth quarter of 2022, but it had an immaterial impact on our consolidated financial statements.
The components of net periodic pension cost for the Pension Plan and LaBarge Retirement Plan in aggregate are as follows:

	(In thousands) Years Ended December 31,
	2023	2022	2021
Service cost	$406	$625	$676
Interest cost	1,503	1,089	1,010
Expected return on plan assets	(1,790)	(2,081)	(1,895)
Amortization of actuarial losses	220	585	1,285
Net periodic pension cost	$339	$218	$1,076
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for 2023 were as follows:

(In thousands) Year Ended December 31,
2023
Amortization of actuarial loss - total before tax (1)	$220
Tax benefit	(53)
Net of tax	$167
(1)The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.
The estimated net actuarial loss for both plans that will be amortized from accumulated other comprehensive loss into net periodic cost during 2024 is $0.4 million.

The obligations, fair value of plan assets, and funded status of both plans are as follows:

	(In thousands) December 31,
	2023	2022
Change in benefit obligation(1)
Beginning benefit obligation (January 1)	$30,337	$39,805
Service cost	406	625
Interest cost	1,503	1,089
Actuarial gain	859	(9,714)
Benefits paid	(1,555)	(1,468)
Ending benefit obligation (December 31)	$31,550	$30,337
Change in plan assets
Beginning fair value of plan assets (January 1)	$29,280	$33,698
Return on assets	987	(4,652)
Employer contribution	775	1,702
Benefits paid	(1,555)	(1,468)
Ending fair value of plan assets (December 31)	$29,487	$29,280
Funded status underfunded	$(2,063)	$(1,057)
Amounts recognized in the consolidated balance sheet
Non-current assets	$1,464	$2,498
Current liabilities	$428	$416
Non-current liabilities	$3,099	$3,139
Unrecognized loss included in accumulated other comprehensive loss
Beginning unrecognized loss, before tax (January 1)	$4,011	$7,573
Amortization	(216)	(582)
Liability gain	851	(9,714)
Asset loss (gain)	803	6,734
Ending unrecognized loss, before tax (December 31)	5,449	4,011
Tax impact	(1,296)	(970)
Unrecognized loss included in accumulated other comprehensive loss, net of tax	$4,153	$3,041

(1)Projected benefit obligation equals the accumulated benefit obligation for the plans.
On December 31, 2023, our annual measurement date, the accumulated benefit obligation exceeded the fair value of the plans assets by $2.1 million. Such excess is referred to as an unfunded accumulated benefit obligation. We recorded an unrecognized gain (loss) included in accumulated other comprehensive loss, net of tax at December 31, 2023 and 2022 of $4.2 million and $3.0 million, respectively, which increased (decreased) shareholders’ equity. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be decreased or be eliminated if either interest rates increase or market performance and plan returns improve which will cause the Pension Plan to return to fully funded status.
Our Pension Plan asset allocations at December 31, 2023 and 2022, by asset category, were as follows:

	December 31,
	2023	2022
Equity securities	—%	61%
Cash and equivalents	41%	4%
Debt securities	59%	35%
Total(1)	100%	100%

(1)Our overall investment strategy is typically to achieve an asset allocation within the following ranges to achieve an appropriate rate of return relative to risk.

Cash	0-10%
Fixed income securities	15-75%
Equities	30-80%
The Pension Plan is associated with the union employees at one of the performance centers we expect to cease operations in 2024 as a result of the 2022 Restructure Plan. Therefore, during 2023, we changed the overall investment strategy to achieve an asset allocation that minimized the risk of loss of plan assets as the Pension Plan was fully funded. As of December 31, 2023, the Pension Plan assets consists primarily of bonds and cash and cash equivalents. The return on assets assumption reflects the average rate of return expected on the bonds and cash and cash equivalents invested to provide for the benefits included in the projected benefit obligation. We consider information from various external investment managers, forward-looking information regarding expected returns by asset class and our own judgment when determining the expected returns.

	(In thousands) Year Ended December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,016	$—	$—	$12,016
Fixed income securities	17,471	—	—	17,471
Total plan assets at fair value	$29,487	$—	$—	29,487
Pooled funds				—
Total fair value of plan assets				$29,487

	(In thousands) Year Ended December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,078	$—	$—	$1,078
Fixed income securities	4,622	—	—	4,622
Equities(1)	12,591	—	—	12,591
Other investments	1,033	—	—	1,033
Total plan assets at fair value	$19,324	$—	$—	19,324
Pooled funds				9,956
Total fair value of plan assets				$29,280

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
The assumptions used to determine the benefit obligations and expense for our two plans are presented in the tables below. The expected long-term return on assets, noted below, represents an estimate of long-term returns on investment portfolios consisting of a mixture of fixed income and cash and cash equivalents. The estimated cash flows from the plans for all future years are determined based on the plans’ population at the measurement date. We used the expected benefit payouts from the plans for each year into the future and discounted them back to the present using the USI Consulting Group (“USICG”) yield curve rate for that duration.

The weighted-average assumptions used to determine the net periodic benefit costs under the two plans were as follows:

	Years Ended December 31,
	2023	2022	2021
Discount rate used to determine pension expense
Pension Plan	5.11%	2.85%	2.50%
LaBarge Retirement Plan	5.00%	2.35%	1.85%

The weighted-average assumptions used to determine the benefit obligations under the two plans were as follows:

	December 31,
	2023	2022	2021
Discount rate used to determine value of obligations
Pension Plan	4.91%	5.11%	2.85%
LaBarge Retirement Plan	4.75%	5.00%	2.35%
Long-term rate of return - Pension Plan only	3.00%	6.25%	6.25%
The following benefit payments under both plans, which reflect expected future service, as appropriate, are expected to be paid:

	(In thousands)
	Pension Plan	LaBarge Retirement Plan
2024	$1,495	$428
2025	$1,622	$404
2026	$1,738	$381
2027	$1,834	$361
2028	$1,875	$341
2029 - 2033	$9,620	$1,403
Our funding policy is to contribute cash to our plans so that the minimum contribution requirements established by government funding and taxing authorities are met. We expect to make contributions of $0.4 million to the plans in 2024.
Supplemental Retirement Plans
We have three unfunded supplemental retirement plans. The first plan was suspended in 1986, but continues to cover certain former executives. The second plan was suspended in 1997, but continues to cover certain current and retired directors. The third plan covers certain current and retired employees and further employee contributions to this plan were suspended on August 5, 2011. The liability for the third plan and interest thereon is included in accrued employee compensation and long-term liabilities were both zero at December 31, 2023, and both zero at December 31, 2022. The accumulated benefit obligations of the first two plans at December 31, 2023 and December 31, 2022 were both $0.3 million, and are included in accrued liabilities.

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

Note 14. Income Taxes
Our pre-tax income attributable to foreign operations was not material. The provision for income tax expense consisted of the following:

	(In thousands) Years Ended December 31,
	2023	2022	2021
Current tax expense
Federal	$8,796	$12,474	$31,112
State	$1,095	$1,023	$2,829
Foreign	390	428	59
	10,281	13,925	34,000
Deferred tax (benefit) expense
Federal	(7,857)	(8,624)	107
State	(1,973)	(768)	841
	(9,830)	(9,392)	948
Income tax expense	$451	$4,533	$34,948
We recognized net income tax benefits from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes of $0.2 million, $0.2 million, and $0.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Deferred tax (liabilities) assets were comprised of the following:

	(In thousands) December 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$889	$627
Allowance for credit losses	501	152
Contract overrun reserves	1,323	952
Deferred compensation	526	234
Deferred revenue	—	943
Employment-related accruals	5,022	3,932
Environmental reserves	501	501
Federal tax credit carryforwards	133	133
Inventory reserves	4,628	3,572
Operating lease liabilities	7,318	8,672
Pension obligation	553	28
Federal and state net operating loss carryforwards	2,560	3,397
Research expenses	21,822	10,620
State tax credit carryforwards	7,582	6,974
Stock-based compensation	1,852	2,420
Other	1,798	1,525
Total gross deferred tax assets	57,008	44,682
Valuation allowance	(7,464)	(7,548)
Total gross deferred tax assets, net of valuation allowance	49,544	37,134
Deferred tax liabilities:
Deferred revenue	(2,794)	—
Depreciation	(11,622)	(11,286)
Goodwill	(10,973)	(8,630)
Intangibles	(16,265)	(18,310)
Interest rate hedge	(3,659)	(3,359)
Operating lease right-of-use assets	(7,087)	(8,346)
Prepaid insurance	(770)	(609)
Other	(499)	(547)
Total gross deferred tax liabilities	(53,669)	(51,087)
Net deferred tax liabilities	$(4,125)	$(13,953)
We have federal and state tax net operating losses of $7.6 million and $16.5 million, respectively, as of December 31, 2023. The federal net operating losses acquired from the acquisition of Nobles are subject to an annual limitation under Internal Revenue Code Section 382; however, we expect to fully realize them under ASC Subtopic 740-10 before they begin to expire in 2038. The state net operating loss carryforwards include $2.5 million that is not expected to be realized due to various limitations and has been reduced by a valuation allowance. If not realized, the state net operating loss carryforwards, depending on the tax jurisdiction, will begin to expire between 2027 and 2038.
We have federal and state tax credit carryforwards of $0.1 million and $11.8 million, respectively, as of December 31, 2023. A valuation allowance of $9.3 million has been provided on state tax credit carryforwards that are not expected to be realized under ASC Subtopic 740-10. If not realized, the federal tax carryforwards will begin to expire in 2032 and state tax credit carryforwards, depending on the tax jurisdiction, will begin to expire between 2024 and 2038.
We believe it is more likely than not that we will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation between the statutory and effective tax rates were as follows:

	Years Ended December 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	3.2	4.0	3.1
Tax impact of foreign operations	2.8	1.0	—
Foreign derived intangible income deduction	(3.2)	(0.9)	—
Stock-based compensation expense	(1.5)	(0.6)	(0.5)
Research and development tax credits	(36.3)	(14.8)	(3.0)
Other tax credits	(0.3)	(0.1)	—
Changes in valuation allowance	(0.5)	(0.5)	(1.0)
Non-deductible book compensation expenses	14.8	4.4	0.7
Changes in deferred tax assets	0.8	(0.2)	—
Changes in tax reserves	1.0	—	0.2
Other	1.0	0.3	—
Effective income tax rate	2.8%	13.6%	20.5%
Our total amount of unrecognized tax benefits was $4.5 million, $4.9 million, and $4.4 million at December 31, 2023, 2022, and 2021, respectively. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of December 31, 2023, 2022, and 2021 were not significant. If recognized, $2.6 million would affect the effective income tax rate. As a result of statute of limitations set to expire in 2024, we expect decreases to our unrecognized tax benefits of $0.8 million in the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	(In thousands) Years Ended December 31,
	2023	2022	2021
Balance at January 1,	$4,944	$4,435	$4,069
Additions for tax positions related to the current year	646	1,177	562
Additions for tax positions related to prior years	220	15	180
Reductions for tax positions related to prior years	(600)	(13)	—
Reductions for lapse of statute of limitations	(717)	(670)	(376)
Balance at December 31,	$4,493	$4,944	$4,435
We file U.S. Federal and state income tax returns. We are subject to examination by the Internal Revenue Service (“IRS”) for tax years after 2019 and by state taxing authorities for tax years after 2018. While we are no longer subject to examination prior to those periods, carryforwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a subsequent period. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.
The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years (for U.S.-based research). For the year ended December 31, 2023, we recorded an increase to income taxes payable of $9.7 million and a decrease to net deferred tax liabilities of a similar amount. We are monitoring legislation for any further changes to Section 174 and the potential impact to our financial statements in 2024.
In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which aims to curb inflation by reducing the deficit, lowering prescription drug prices, and investing in domestic energy production while promoting clean energy. We considered the provisions in the IRA and determined they have no or minimal impact to our overall income taxes.
In August 2022, the U.S. enacted the Creating Helpful Incentives to Produce Semiconductors Act of 2022 (“CHIPS Act”) which provides new funding to boost domestic research and manufacturing of semiconductors in the United States. We considered the provisions in the CHIPS Act and determined they have no or minimal impact to our overall income taxes.

Note 15. Commitments and Contingencies
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Bernardino. We received service of process of this complaint in January 2021. The complaint alleged violations of California’s wage and hour laws relating to our current and former employees and sought attorney’s fees and penalties. We vigorously refuted and defended these claims, and reached a tentative settlement of $0.8 million during the fourth quarter 2021, which was subject to court approval. Thus, we recorded accrued liabilities of $0.8 million as of December 31, 2021. During the second quarter of 2022, additional factual information was identified resulting in an increase in the amount of the tentative settlement to $0.9 million. Therefore, we recorded an additional accrued liabilities of $0.1 million for a total accrued liabilities amount of $0.9 million as of the end of the second quarter of 2022 and remained unchanged as of December 31, 2022 as we were awaiting final court approval of this settlement. Subsequent to final court approval and paying of the $0.9 million on January 17, 2023, during the third quarter of 2023 and upon plaintiff’s motion, the court re-opened the settlement agreement to determine whether the class list captured all affected employees. We are appealing this decision and intend to vigorously contest the court’s decision to reopen the settlement agreement. Any amount of additional liability is still undetermined pending the appeal and as such, there is no amount of loss that is probable and reasonably estimable at this time. Thus, no additional accrual was recorded during the third quarter of 2023 or as of December 31, 2023.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for the estimated liability for such investigation and corrective action of $1.5 million as of both December 31, 2023 and December 31, 2022, which is reflected in other long-term liabilities on our consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million as of both December 31, 2023 and December 31, 2022, which is reflected in other long-term liabilities on our consolidated balance sheets. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries, however, property and equipment, inventories, and tooling in this leased facility were damaged. Our severely damaged Guaymas performance center was comprised of two buildings with an aggregate total of 62,000 square feet. The loss of production from the Guaymas performance center was absorbed by our other existing performance centers, however, we have reestablished and are in the process of ramping up our manufacturing capabilities in a different leased facility with 117,000 square feet in Guaymas. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center, and on November 8, 2023 the occupant of the neighboring facility filed suit against us in U.S. District Court for the Central District of California seeking unspecified amounts for damages relating to the fire. We intend to defend this matter vigorously and believe we have substantial defenses in relation to these claims. As responsibility for the fire is still undetermined, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or party responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results.
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

The insurance claim for damages to our operating assets and business interruption was deemed final and closed by our insurance company during the second quarter of 2023. During the years ended December 31, 2023 and December 31, 2022, we received insurance recoveries of $3.8 million and $6.4 million, respectively. The $3.8 million of insurance recoveries received during 2023 was for business interruption and property and equipment damage of $2.1 million and $1.7 million, respectively, and were recognized as other income. The $6.4 million received during 2022 was for business interruption and property and equipment damage of $5.4 million and $1.0 million, respectively, and were recognized as other income. Cumulatively, as of December 31, 2023, we have received insurance recoveries in aggregate total of $23.7 million, with $7.5 million for business interruption and $16.2 million for damages to property and equipment, inventories, and tooling. Further, all insurance recovery amounts received related to this claim have been recognized up to the amount of net book value loss and presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact, with the remaining amounts recognized as other income in our condensed consolidated statements of income when the contingencies were deemed resolved.
On April 29, 2023, a fire damaged a relatively small portion of one of our performance centers in our Structural Systems reporting segment. There were no injuries, however, subsequent to the fire, we determined that some property and equipment in this company owned facility were damaged. Our insurance covers damage, up to a capped amount, to the property and equipment at replacement cost, as well as business interruption and recovery related expenses caused by the fire, less our per claim deductible. There was a loss of production in this damaged portion of the performance center for a short period of time but did not result in significant disruption to customer delivery schedules. Production in this damaged portion has since resumed. The anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. The anticipated insurance recoveries in excess of net book value of the damaged operating assets and business interruption are not recorded until all contingencies related to our claim have been resolved. As such, during the second quarter of 2023, we wrote off property and equipment with an aggregate total net book value of $0.2 million. During 2023, we received aggregate total insurance recoveries of $0.6 million (which was net of our deductible of $0.1 million), and thus, such insurance recoveries were also presented within the same financial statement line item in the consolidated statements of income resulting in no net impact. The amount of the insurance recoveries received in excess of the loss on operating assets was deemed a contingent gain and thus $0.1 million was also recognized during the second quarter of 2023. The insurance claim for damages to our operating assets and business interruption was deemed final and closed by our insurance company during the fourth quarter of 2023 and since the remaining gain contingencies were deemed resolved, the remaining $0.3 million was recognized in the fourth quarter of 2023, for an aggregate total of $0.4 million recorded as other income during 2023.
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

Note 16. Major Customers and Concentrations of Credit Risk
We provide proprietary products and services to the Department of Defense and various United States Government agencies, and most of the aerospace and aircraft manufacturers who receive contracts directly from the U.S. Government as an original equipment manufacturer (“Primes”). In addition, we also service technology-driven markets in the industrial, medical and other end-use markets. As a result, we have significant net revenues from certain customers. Accounts receivable were diversified over a number of different commercial, military and space programs and were made by both operating segments. Net revenues from our top ten customers, including The Boeing Company (“Boeing”), General Dynamics Corporation (“GD”), Northrop Grumman Corporation (“Northrop”), RTX Corporation (“RTX”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and Viasat, Inc. (“Viasat”), represented the following percentages of total net revenues:

	Years Ended December 31,
	2023	2022	2021
Boeing	8.2%	6.7%	7.8%
GD	3.8%	5.7%	3.0%
Northrop	5.5%	5.7%	7.1%
RTX	16.8%	21.6%	24.4%
Spirit	6.4%	5.7%	3.8%
Viasat	5.5%	5.4%	2.6%
Top ten customers (1)	58.7%	61.4%	61.1%

(1) Includes Boeing, GD, Northrop, RTX, Spirit, and Viasat.
Boeing, GD, Northrop, RTX, Spirit, and Viasat represented the following percentages of total accounts receivable:

	December 31,
	2023	2022
Boeing	7.5%	3.8%
GD	3.3%	3.4%
Northrop	2.5%	13.0%
RTX	16.4%	16.2%
Spirit	4.2%	1.0%
Viasat	8.3%	10.3%
In 2023, 2022 and 2021, net revenues from foreign customers based on the location of the customer were $82.2 million, $60.7 million and $43.6 million, respectively. No net revenues from a foreign country were greater than 3.0% of total net revenues in 2023, 2022, and 2021. We have manufacturing facilities in Mexico and Thailand, however, we ceased manufacturing activities in our Thailand performance center during 2023. Our net revenues, profitability and identifiable long-lived assets attributable to foreign revenues activity were not material compared to our net revenues, profitability and identifiable long-lived assets attributable to our domestic operations during 2023, 2022, and 2021. We are not subject to any significant foreign currency risks as all our sales are made in United States dollars.

Note 17. Business Segment Information
We supply products and services primarily to the aerospace and defense industries. Our subsidiaries are organized into two strategic businesses, Electronic Systems and Structural Systems, each of which is an operating segment as well as a reportable segment.
Financial information by reportable segment was as follows:

	(In thousands) Years Ended December 31,
	2023	2022	2021
Net Revenues (1)(2)
Electronic Systems	$430,136	$440,638	$412,648
Structural Systems	326,856	271,899	232,765
Total Net Revenues	$756,992	$712,537	$645,413
Segment Operating Income (Loss) (1)(2)
Electronic Systems	$42,086	$49,876	$57,629
Structural Systems	23,460	17,225	20,234
	65,546	67,101	77,863
Corporate General and Administrative Expenses (3)	(36,629)	(27,313)	(28,982)
Operating Income	$28,917	$39,788	$48,881
Depreciation and Amortization Expenses
Electronic Systems	$14,276	$13,974	$13,823
Structural Systems	18,060	17,212	14,331
Corporate Administration	235	235	235
Total Depreciation and Amortization Expenses	$32,571	$31,421	$28,389
Capital Expenditures
Electronic Systems	$6,007	$10,717	$7,471
Structural Systems	13,127	8,834	8,463
Corporate Administration	—	—	—
Total Capital Expenditures	$19,134	$19,551	$15,934
(1)The results for 2023 include BLR’s results of operations which have been included in our consolidated statements of income since the date of acquisition of April 25, 2023, as part of the Structural Systems segment. See Note 2.
(2)The results for 2021 include MagSeal’s results of operations which have been included in our consolidated statements of income since the date of acquisition in December 2021 as part of the Structural Systems segment.

(3)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets for 2023 and 2022:

	(In thousands) December 31,
	2023	2022
Total Assets
Electronic Systems	$505,371	$543,298
Structural Systems (1)	552,641	410,565
Corporate Administration (2)	62,907	67,643
Total Assets	$1,120,919	$1,021,506
Goodwill and Intangibles
Electronic Systems	$173,214	$182,501
Structural Systems	237,729	148,107
Total Goodwill and Intangibles	$410,943	$330,608
(1)On April 25, 2023, we acquired 100.0% of the outstanding equity interests of BLR for an original purchase price of $115.0 million, net of cash acquired. We allocated the final gross purchase price of $117.0 million to the assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill. See Note 2.
(2)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(Dollars in thousands)
SCHEDULE II

Description	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Deductions/(Recoveries)	Other(1)	Balance at End of Period
2023
Allowance for Credit Losses	$589	$1,329	$(88)	$—	$2,006
Valuation Allowance on Deferred Tax Assets	$7,548	$(84)	$—	$—	$7,464
2022
Allowance for Credit Losses	$1,098	$(74)	$435	$—	$589
Valuation Allowance on Deferred Tax Assets	$7,718	$(170)	$—	$—	$7,548
2021
Allowance for Credit Losses	$1,552	$227	$681	$—	$1,098
Valuation Allowance on Deferred Tax Assets	$9,330	$(1,612)	$—	$—	$7,718
(1) Opening balance of BLR Aerospace L.L.C. acquired on April 25, 2023 was zero.

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
2.4 Securities Purchase Agreement dated March 20, 2023, by and between Ducommun LaBarge Technologies, Inc., Ducommun Incorporated, solely for the purposes of Section 7.07, BLR, L.L.C., Crescent Capital Aerospace, L.L.C. and Michael Carpenter. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 21, 2023.
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
3.3 Amended and Restated Bylaws of Ducommun Incorporated, dated as of November 4, 2022. Incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended December 31, 2022.
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

Exhibit
No.        Description
10.27    Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990. All of the Indemnity Agreements are identical except for the name of the director or officer and the date of the Agreement:

Director/Officer	Date of Agreement
Richard A. Baldridge	March 19, 2013
David B. Carter	February 1, 2024
Shirley G. Drazba	October 18, 2018
Robert C. Ducommun	December 31, 1985
Dean M. Flatt	November 5, 2009
Laureen S. Gonzalez	September 20, 2022
Jay L. Haberland	February 2, 2009
Sheila G. Kramer	June 1, 2021
Suman B. Mookerji	April 27, 2023
Stephen G. Oswald	January 23, 2017
Jerry L. Redondo	October 1, 2015
Samara A. Strycker	December 30, 2021
Rajiv A. Tata	January 24, 2020
Christopher D. Wampler	January 1, 2016
19.1 Insider Trading Policy.
21 Subsidiaries of the registrant.
23 Consent of Independent Registered Public Accounting Firm.
31.1 Certification of Principal Executive Officer.
31.2 Certification of Principal Financial Officer.
32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1 Clawback Policy.
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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCOMMUN INCORPORATED

Date: February 22, 2024	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2024.

Signature	Title

/s/ Stephen G. Oswald	Chairman, President and Chief Executive Officer
Stephen G. Oswald	(Principal Executive Officer)

/s/ Suman B. Mookerji	Senior Vice President, Chief Financial Officer
Suman B. Mookerji	(Principal Financial and Principal Accounting Officer)

/s/ Richard A. Baldridge	Director
Richard A. Baldridge

/s/ David B. Carter	Director
David B. Carter

/s/ Shirley G. Drazba	Director
Shirley G. Drazba

/s/ Robert C. Ducommun	Director
Robert C. Ducommun

/s/ Dean M. Flatt	Director
Dean M. Flatt

/s/ Jay L. Haberland	Director
Jay L. Haberland

/s/ Sheila G. Kramer	Director
Sheila G. Kramer

/s/ Samara A. Strycker	Director
Samara A. Strycker