Form 10-Q
period 2024-03-30
DUCOMMUN INC /DE/
filed 2024-05-08
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2024, the registrant had 14,716,338 shares of common stock outstanding.

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
Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. We cannot guarantee future results, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” contained within Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”).
There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, some factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Risk Factors contained within Part I, Item 1A of our Form 10-K and the following:
•our level of indebtedness;
•our ability to service our indebtedness;
•the covenants in our credit facilities impose restrictions that may limit our operating and financial flexibility;
•the typical trading volume of our common stock may affect an investor’s ability to sell significant stock holdings in the future without negatively impacting our stock price;
•our amount of debt may require us to raise additional capital to fund acquisitions;
•our end use markets are cyclical and we depend upon a select base of industries and customers;
•a significant portion of our business depends on the U.S. Government defense spending;
•exports of certain of our products and our production facility in Guaymas, Mexico are subject to various export control regulations and authorizations for proposed sales to certain foreign customers;
•contracts with some of our customers give them a variety of rights that are unfavorable to us and the OEMs to whom we provide products and services, including the ability to terminate a contract at any time for convenience;
•further consolidation in the aerospace industry;
•our ability to execute our growth strategy, which includes evaluating select acquisitions;
•we may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and may experience business disruptions associated with restructuring, performance center consolidations, realignment, cost reduction, and other strategic initiatives;
•enhanced design, product development, manufacturing, supply chain project management and other skills will be required as we move up the value chain to become a more value added supplier, and we are dependent upon our ability to attract and retain key personnel;
•risks associated with operating and conducting our business outside the United States;
•customer pricing pressures could reduce the demand and/or price for our products and services;

•our products and processes are subject to risk of obsolescence as a result of changes in technology and evolving industrial and regulatory standards;
•we may not have the ability to renew facilities leases on terms favorable to us and relocation of operations presents risks due to business interruptions;
•we are subject to a number of procurement laws with which we must comply;
•our operations are subject to numerous extensive, complex, costly and evolving laws, regulations and restrictions, including the Defense Contract Audit Agency and cybersecurity requirements;
•possible goodwill and other asset impairments;
•the risk of environmental liabilities and our environmental, social and governance, and sustainability responsibilities;
•we may be subject to litigation, other legal proceedings and indemnity claims;
•our ability to implement changes in estimates when bidding on fixed-price contracts;
•unanticipated changes in our tax provision or exposure to additional income tax liabilities;
•our ability to accurately report our financial results or prevent fraud if our internal control over financial reporting is not effective;
•labor disruptions and the ability of our suppliers to meet the quality and delivery expectations of our customers;
•cybersecurity attacks;
•assertions by third parties of violations of intellectual property rights;
•damage or destruction of our facilities caused by natural disasters; and
•the effects of the aftermath of the COVID-19 pandemic.
We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this Form 10-Q. We do not undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	March 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$32,066	$42,863
Accounts receivable, net of allowance for credit losses of $2,071 and $2,006 at March 30, 2024 and December 31, 2023, respectively	104,499	104,692
Contract assets	197,056	177,686
Inventories	208,959	199,201
Production cost of contracts	7,977	7,778
Other current assets	13,388	17,349
Total Current Assets	563,945	549,569
Property and Equipment, Net of Accumulated Depreciation of $184,926 and $181,412 at March 30, 2024 and December 31, 2023, respectively	112,108	111,379
Operating Lease Right-of-Use Assets	27,489	29,513
Goodwill	244,600	244,600
Intangibles, Net	162,080	166,343
Deferred Income Taxes	641	641
Other Assets	21,190	18,874
Total Assets	$1,132,053	$1,120,919
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$84,293	$72,265
Contract liabilities	57,790	53,492
Accrued and other liabilities	29,311	42,260
Operating lease liabilities	7,745	7,873
Current portion of long-term debt	9,375	7,813
Total Current Liabilities	188,514	183,703
Long-Term Debt, Less Current Portion	253,929	256,961
Non-Current Operating Lease Liabilities	21,016	22,947
Deferred Income Taxes	4,439	4,766
Other Long-Term Liabilities	18,608	16,448
Total Liabilities	486,506	484,825
Commitments and Contingencies (Notes 10, 12)
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 14,706,626 and 14,600,766 shares issued and outstanding at March 30, 2024 and December 31, 2023, respectively	147	146
Additional Paid-In Capital	206,557	206,197
Retained Earnings	428,829	421,980
Accumulated Other Comprehensive Income	10,014	7,771
Total Shareholders’ Equity	645,547	636,094
Total Liabilities and Shareholders’ Equity	$1,132,053	$1,120,919
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net Revenues	$190,847	$181,191
Cost of Sales	143,904	144,424
Gross Profit	46,943	36,767
Selling, General and Administrative Expenses	32,951	26,225
Restructuring Charges	1,370	4,170
Operating Income	12,622	6,372
Interest Expense	(3,883)	(4,219)
Other Income	—	3,886
Income Before Taxes	8,739	6,039
Income Tax Expense	1,890	808
Net Income	$6,849	$5,231
Earnings Per Share
Basic earnings per share	$0.47	$0.43
Diluted earnings per share	$0.46	$0.42
Weighted-Average Number of Common Shares Outstanding
Basic	14,694	12,195
Diluted	14,937	12,538
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net Income	$6,849	$5,231
Other Comprehensive Income, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $14 and $13 for the three months ended March 30, 2024 and April 1, 2023, respectively	42	42
Change in net unrealized gains (losses) on cash flow hedges, net of tax of $672 and $(662) for the three months ended March 30, 2024 and April 1, 2023, respectively	2,201	(2,130)
Other Comprehensive Income, Net of Tax	2,243	(2,088)
Comprehensive Income	$9,092	$3,143
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	12,106,285	121	112,042	406,052	7,745	525,960
Net income	—	—	—	5,231	—	5,231
Other comprehensive income, net of tax	—	—	—	—	(2,088)	(2,088)
Employee stock purchase plan	26,833	—	1,307	—	—	1,307
Stock options exercised	25,561	—	737	—	—	737
Stock awards vested	173,249	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(100,224)	(1)	(5,479)	—	—	(5,480)
Stock-based compensation	—	—	2,717	—	—	2,717
Balance at April 1, 2023	12,231,704	$122	$111,322	$411,283	$5,657	$528,384

Balance at December 31, 2023	14,600,766	146	206,197	421,980	7,771	636,094
Net income	—	—	—	6,849	—	6,849
Other comprehensive income, net of tax	—	—	—	—	2,243	2,243
Employee stock purchase plan	28,773	—	1,190	—	—	1,190
Stock options exercised	1,625	—	47	—	—	47
Stock awards vested	152,569	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(77,107)	(1)	(3,764)	—	—	(3,765)
Stock-based compensation	—	—	2,889	—	—	2,889
Balance at March 30, 2024	14,706,626	$147	$206,557	$428,829	$10,014	$645,547
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash Flows from Operating Activities
Net Income	$6,849	$5,231
Adjustments to Reconcile Net Income to
Net Cash Used in Operating Activities:
Depreciation and amortization	8,353	7,989
Non-cash operating lease cost	2,071	1,967
Inventory write down and property and equipment impairment due to restructuring	—	428
Stock-based compensation expense	4,258	3,081
Deferred income taxes	(1,013)	(1,055)
Provision for credit losses	65	316
Recognition of insurance recoveries	—	(3,886)
Other	218	221
Changes in Assets and Liabilities:
Accounts receivable	128	7,868
Contract assets	(19,370)	(3,026)
Inventories	(9,758)	(22,788)
Production cost of contracts	(273)	(299)
Other assets	4,343	352
Accounts payable	12,257	9,117
Contract liabilities	4,298	(7,386)
Operating lease liabilities	(2,059)	(1,866)
Accrued and other liabilities	(12,015)	(15,192)
Net Cash Used in Operating Activities	(1,648)	(18,928)
Cash Flows from Investing Activities
Purchases of property and equipment	(4,974)	(5,362)
Net Cash Used in Investing Activities	(4,974)	(5,362)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	10,000	7,500
Repayments of senior secured revolving credit facility	(10,000)	(7,500)
Repayments of term loans	(1,563)	(1,562)
Repayments of other debt	(84)	(86)
Net cash paid upon issuance of common stock under stock plans	(2,528)	(3,193)
Net Cash Used in Financing Activities	(4,175)	(4,841)
Net Decrease in Cash and Cash Equivalents	(10,797)	(29,131)
Cash and Cash Equivalents at Beginning of Period	42,863	46,246
Cash and Cash Equivalents at End of Period	$32,066	$17,115
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
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun,” the “Company,” “we,” “us” or “our”), after eliminating intercompany balances and transactions. The December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
Our significant accounting policies were described in Part IV, Item 15(a)(1), “Note 1. Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The financial information included in this Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the 2023 Form 10-K.
In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Form 10-Q. The results of operations for the three months ended March 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.
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

Supplemental Cash Flow Information

	(Dollars in thousands)
	Three Months Ended
	March 30, 2024	April 1, 2023
Interest paid, net	$3,975	$4,010
Taxes paid, net	$92	$8,167
Non-cash activities:
Purchases of property and equipment not paid	$578	$814
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars in thousands, except per share data)
	Three Months Ended
	March 30, 2024	April 1, 2023
Net income	$6,849	$5,231
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	14,694	12,195
Dilutive potential common shares	243	343
Diluted weighted-average common shares outstanding	14,937	12,538
Earnings per share
Basic	$0.47	$0.43
Diluted	$0.46	$0.42
Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)
	Three Months Ended
	March 30, 2024	April 1, 2023
Stock options and stock units	2	28
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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended March 30, 2024.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, and we classify as Level 1. See Fair Value above.

Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements with an aggregate notional amount of $150.0 million, all with an effective date of January 1, 2024 (“Forward Interest Rate Swaps”), to manage our exposure to interest rate movements on a portion of our debt. At the time we entered into the Forward Interest Rate Swaps, there was a high probability of forecasted interest payments on our debts occurring and the swaps were highly effective in offsetting those interest payments; therefore, we elected to apply cash flow hedge accounting. In July 2022, as a result of refinancing all our existing debt, which allowed borrowing based on a Secured Overnight Financing Rate (“SOFR”), we were required to complete an amendment of the Forward Interest Rate Swaps from One Month London Interbank Offered Rate (“LIBOR”) to One Month Term SOFR (“Amended Forward Interest Rate Swaps”), which occurred on the same day. After the transition of the Forward Interest Rate Swaps and debt to SOFR was completed, we determined the hedging relationships were still highly effective as of the amendment date. See Note 4 and Note 8. As of March 30, 2024, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedged item. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the condensed consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. Prior to the Amended Forward Interest Rate Swaps being effective on January 1, 2024, we only recorded the changes in fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges prior to the effective date. See Note 4.
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
Contract estimates, known as estimates at completion (“EACs”), are based on various assumptions to project the outcome of future events that can span multiple months or years. These assumptions include among others, labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; overhead cost rates; and the performance of subcontractors. As a significant change in one or more of these estimates could affect the progress completed (and related profitability) on our contracts, we review and update our EACs on a regular basis. We recognize such EAC adjustments under the cumulative catch-up method. Under this method, the impact of any adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate.
Net EAC adjustments had the following impact on our operating results:

	(Dollars in thousands)
	Three Months Ended
	March 30, 2024	April 1, 2023
Total net revenues	$(1,935)	$(3,256)
Operating income	$(1,935)	$(3,256)

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
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the condensed consolidated balance sheets. As of March 30, 2024 and December 31, 2023, provision for estimated losses on contracts were $4.8 million and $5.4 million, respectively. It is reasonably possible we may incur additional losses in the future.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of March 30, 2024 and December 31, 2023, production cost of contracts were $8.0 million and $7.8 million, respectively.
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	March 30, 2024	December 31, 2023
Contract assets	$197,056	$177,686
Contract liabilities	$57,790	$53,492
The increase in our contract assets as of March 30, 2024 compared to December 31, 2023 was primarily due to a net increase of products in work in process in the current period.
The increase in our contract liabilities as of March 30, 2024 compared to December 31, 2023 was primarily due to a net increase of advance or progress payments received from our customers in the current period. We recognized $16.4 million of the contract liabilities as of December 31, 2023 as revenues during the three months ended March 30, 2024.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of March 30, 2024, December 31, 2023, and April 1, 2023 totaled $824.1 million, $826.7 million, and $797.1 million, respectively. Prior period amounts have been adjusted to correct for identified misstatements in the calculation of the remaining performance obligations. Of the remaining performance obligations as of March 30, 2024, we anticipate recognizing an estimated 65% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2025 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)
	Three Months Ended
	March 30, 2024	April 1, 2023
Consolidated Ducommun
Military and space	$98,929	$97,670
Commercial aerospace	79,917	71,820
Industrial	12,001	11,701
Total	$190,847	$181,191

Electronic Systems
Military and space	$72,505	$73,327
Commercial aerospace	23,033	20,598
Industrial	12,001	11,701
Total	$107,539	$105,626

Structural Systems
Military and space	$26,424	$24,343
Commercial aerospace	56,884	51,222
Total	$83,308	$75,565

Recent Accounting Pronouncements
Recently Issued Accounting Standards
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”), which removed references to various FASB Concepts Statements and updates technical corrections such as conforming amendments, clarification to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The new guidance is effective for fiscal years beginning after December 15, 2024, which is our annual period beginning January 1, 2025. Early adoption is permitted. We are evaluating the impact of this standard.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides more transparency about tax information primarily related to the rate reconciliation and the income taxes paid. The new guidance is effective for fiscal years beginning after December 15, 2024, which will be our annual period beginning January 1, 2025. Early adoption is permitted. We are evaluating the impact of this standard.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance is effective for fiscal years beginning after December 15, 2023, which is our annual period beginning January 1, 2024, and interim periods within fiscal years beginning after December 15, 2024, which will be our interim period beginning January 1, 2025. Early adoption is permitted. We are evaluating the impact of this standard.
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

Note 2. Business Combinations
BLR Aerospace, L.L.C. Acquisition
In April 2023, we acquired 100.0% of the outstanding equity interests of BLR Aerospace, L.L.C. (“BLR”), a privately-held leading provider of aerodynamic systems that enhance the productivity, performance, and safety of rotary and fixed-wing aircraft on commercial and military platforms. BLR is located in Everett, Washington. The acquisition of BLR added to our strategy to diversify and offer more customized, value-driven engineered products with aftermarket opportunities.
The initial purchase price for BLR was $115.0 million, net of cash acquired, all payable in cash, subject to adjustments for working capital. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. Subsequent to the closing of the transaction, during the three months ended September 30, 2023, the working capital was finalized, resulting in an immaterial adjustment for a final purchase price of $114.4 million, net of cash acquired. We allocated the gross purchase price of $117.0 million to the assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill.
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
Acquisition related transaction costs were not included as components of consideration transferred but have been expensed as incurred. Total acquisition-related transaction costs incurred by us were zero and $0.8 million during the three months ended March 30, 2024 and April 1, 2023, respectively, and charged to selling, general and administrative expenses.
BLR’s results of operations have been included in our condensed consolidated statements of income since the date of acquisition as part of the Structural Systems segment, and its revenues were less than two percent of total company revenues since the date of acquisition. Pro forma results of operations of the BLR acquisition have not been presented as the effect of the BLR acquisition was not material to our financial results.

Note 3. Restructuring Activities
Summary of 2022 Restructuring Plan
In April 2022, management approved and commenced a restructuring plan that will better position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. During the three months ended March 30, 2024, we recorded total charges of $1.4 million. Cumulative through the three months ended March 30, 2024, we recorded aggregate total charges of $22.9 million ($0.8 million of which was recorded as cost of sales). As of March 30, 2024, we estimate the remaining amount of charges related to this initiative will be $4.0 million to $6.0 million in total pre-tax restructuring charges through 2024. Of these charges, we estimate $3.5 million to $5.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $0.5 million to $1.0 million to be non-cash charges for impairment of long-lived assets.
In the Electronics Systems segment, we recorded charges of $0.4 million and $0.1 million during the three months ended March 30, 2024 for severance and benefits that were classified as restructuring charges and other restructuring charges, respectively. Cumulative through the three months ended March 30, 2024, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $10.0 million, $0.3 million, $0.3 million, and $0.2 million, respectively.
In the Structural Systems segment, we recorded $0.2 million and $0.7 million during the three months ended March 30, 2024 for severance and benefits that were classified as restructuring charges and other restructuring charges, respectively. Cumulative through the three months ended March 30, 2024, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment/impairment of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $6.1 million, $2.0 million, $0.5 million, and $3.5 million, respectively.
Our restructuring activities during the three months ended March 30, 2024 were as follows (in thousands):

	December 31, 2023	Three Months Ended March 30, 2024				March 30, 2024
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$5,389	$536	$(1,404)	$—	$—	$4,521
Property and equipment accelerated depreciation due to restructuring	—	—	—	—	—	—
Inventory write down	—	—	—	—		—
Other	—	834	(834)	—	—	—
Ending balance	$5,389	$1,370	$(2,238)	$—	$—	$4,521
The restructuring activities accrual for severance and benefits of $4.5 million as of March 30, 2024 was included as part of accrued and other liabilities and is expected to be paid out through 2024.

Note 4. Derivative Financial Instruments

Cash Flow Hedges

Our cash flow hedges consists of forward interest rate swaps to manage our exposure to interest rate movements on a portion of our debt through January 1, 2031. Our forward interest rate swaps hedge forecasted transactions through January 1, 2031.

The notional amounts of derivative instruments are as follows:

	(Dollars in thousands)
	March 30, 2024	December 31, 2023
Derivative instruments designated as hedging instruments:
Interest rate contracts	$150,000	$150,000

The following table summarizes the fair value and presentation on the condensed consolidated balance sheets for derivative instruments:

		(Dollars in thousands)
	Balance Sheet Location	March 30, 2024	December 31, 2023
Derivative instruments designated as hedging instruments:
Interest rate contracts	Other assets, current	$4,844	$4,046
	Other assets	14,118	11,595

Unrealized gains (losses) associated with our hedging transactions recognized in other comprehensive income are presented in the following table:

	(Dollars in thousands) Three Months Ended
	March 30, 2024	April 1, 2023
Recognized in other comprehensive income, net of tax:
Interest rate contracts	$2,201	$(2,130)

We reclassified gains associated with our cash flow hedges from accumulated other comprehensive income to the condensed income statements when the Forward Interest Rate Swaps became effective as of January 1, 2024 and are presented in the following table:

	(Dollars in thousands) Three Months Ended
	March 30, 2024	April 1, 2023
Interest rate contracts:
Interest expense	$1,340	$—

The pre-tax deferred gains recorded in other comprehensive income that will mature in the next 12 months total $4.7 million.

Note 5. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	March 30, 2024	December 31, 2023
Raw materials and supplies	$179,474	$174,624
Work in process	26,187	22,060
Finished goods	3,298	2,517
Total	$208,959	$199,201

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
No material adverse factors/changes have occurred since the fourth quarter of 2023 that would require us to perform another qualitative or quantitative assessment. As such, for the first quarter of 2024, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
In April 2023, we completed the acquisition of BLR. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill. See Note 2 for further information.
The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$127,165	$326,322
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2023	$117,435	$127,165	$244,600
Balance at March 30, 2024	$117,435	$127,165	$244,600

Note 7. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	March 30, 2024	December 31, 2023
Accrued compensation	$19,879	$35,574
Accrued income tax and sales tax	1,153	177
Other	8,279	6,509
Total	$29,311	$42,260

Note 8. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	March 30, 2024	December 31, 2023
Term loans	$240,625	$242,188
Revolving credit facility	23,800	23,800
Total debt	264,425	265,988
Less current portion	(9,375)	(7,813)
Total long-term debt, less current portion	255,050	258,175
Less debt issuance costs - term loans	(1,121)	(1,214)
Total long-term debt, net of debt issuance costs - term loans	$253,929	$256,961
Debt issuance costs - revolving credit facility (1)	$1,636	$1,761
Weighted-average interest rate	7.27%	7.53%
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
For each of the three months ended March 30, 2024 and April 1, 2023, we made the required quarterly amortization payments on the 2022 Term Loan of $1.6 million.
As of March 30, 2024, we had $176.0 million of unused borrowing capacity under the 2022 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
As of March 30, 2024, we were in compliance with all covenants required under the 2022 Credit Facilities.
The 2022 Term Loan was considered a modification of debt for some lenders and an extinguishment of debt for other lenders, and thus, a loss of $0.2 million was recorded related to the extinguishment. In addition, the new fees incurred of $0.8 million were capitalized and will be amortized over the life of the 2022 Term Loan. Further, the remaining debt issuance costs related to the prior term loans of $1.0 million as of the modification date will be amortized over the life of the 2022 Term Loan, using the effective interest method.
The 2022 Revolving Credit Facility that replaced the prior revolving credit facility was considered a modification of debt except for the portion related to the creditor that is no longer a part of the 2022 Revolving Credit Facility and in which case, it was considered an extinguishment of debt. As a result, we expensed the portion of the unamortized debt issuance costs related to the prior revolving credit facility that was considered an extinguishment of debt of $0.1 million. In addition, the new fees incurred of $1.7 million as part of the 2022 Revolving Credit Facility were capitalized and will be amortized over the life of the 2022 Revolving Credit Facility. Further, the remaining debt issuance costs related to the prior revolving credit facility of $0.8 million as of the modification date will also be amortized over the life of the 2022 Revolving Credit Facility.
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
In May 2023, we completed a public offering of our common stock resulting in net proceeds of $85.1 million. We utilized the net proceeds plus cash on hand to pay down $85.2 million on the 2022 Revolving Credit Facility. See Note 9 for further information.
In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. The Forward Interest Rate Swaps were deemed to be highly effective upon entering into the derivative contracts and thus, hedge accounting treatment was utilized. Since the Amended Forward Interest Rate Swaps (as defined below) were not effective until January 1, 2024, we only recorded the changes in fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges through December 31, 2023. See Note 1 and Note 4 for further information.
In July 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of the Forward Interest Rate Swaps (“Amended Forward Interest Rate Swaps”). The Forward Interest Rate Swaps were based on U.S. dollar-one month LIBOR and were amended to be based on one month Term SOFR as borrowings using LIBOR were no longer available under the 2022 Credit Facilities. Since this was an amendment of just the reference rate as a result of the cessation of LIBOR, utilizing the guidance under ASU 2020-04, we determined the Amended Forward Interest Rate Swaps as of the amendment date to continue to be highly effective. The Amended Forward Interest Rate Swaps weighted average fixed rate is 1.7%, as a result of the difference between U.S. dollar-one month LIBOR and one month Term SOFR.

Note 9. Shareholders’ Equity
In May 2023, we completed a public offering of 2.3 million shares of our common stock at $40.00 per share, for gross proceeds of $92.0 million. The common stock offering was made under our effective shelf registration statement. We incurred aggregate total out of pocket stock offering related fees of $6.9 million, resulting in net proceeds of $85.1 million. As such, we recorded an increase to common stock at par value of less than $0.1 million with the remaining amount as an increase to additional paid-in capital of $85.1 million. The public stock offering net proceeds along with cash on hand were used to pay down $85.2 million on the 2022 Revolving Credit Facility that was drawn on and utilized to complete the acquisition of BLR. See Note 2 and Note 8 for further information.

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
We recorded income tax expense of $1.9 million for the three months ended March 30, 2024 compared to $0.8 million for the three months ended April 1, 2023. The increase in income tax expense for the first quarter of 2024 compared to the first quarter of 2023 was primarily due to higher pre-tax income in the first quarter of 2024 compared to the first quarter of 2023 and higher discrete income tax expense recognized in the first quarter of 2024 related to stock-based compensation.
Our total amount of unrecognized tax benefits was $4.6 million and $4.5 million as of March 30, 2024 and December 31, 2023, respectively. If recognized, $2.8 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of March 30, 2024 and December 31, 2023 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2024, we expect decreases to our unrecognized tax benefits of approximately $1.0 million in the next twelve months.
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

Note 12. Commitments and Contingencies
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Bernardino. We received service of process of this complaint in January 2021. The complaint alleged violations of California’s wage and hour laws relating to our current and former employees and sought attorney’s fees and penalties. We vigorously refuted and defended against these claims and reached a tentative settlement of $0.8 million during the fourth quarter 2021, which was subject to court approval. Thus, we recorded accrued liabilities of $0.8 million as of December 31, 2021. During the second quarter of 2022, additional factual information was identified resulting in an increase in the amount of the tentative settlement to $0.9 million. Therefore, we recorded an additional accrued liabilities of $0.1 million for a total accrued liabilities amount of $0.9 million as of the end of the second quarter of 2022 which remained unchanged as of December 31, 2022 as we were awaiting final court approval of this settlement. Subsequent to final court approval and paying of the $0.9 million in January 2023, during the third quarter of 2023 and upon plaintiff's motion, the court re-opened the settlement agreement to determine whether the class list captured all affected employees. We are appealing this decision as being without merit. Any amount of additional liability is still undetermined pending the appeal and as such, there is no amount of loss that is probable and reasonably estimable at this time. Thus, no additional accrual was recorded during the three months ended March 30, 2024.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both March 30, 2024 and December 31, 2023, which is reflected in other long-term liabilities on our condensed consolidated balance sheets.
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million as of both March 30, 2024 and December 31, 2023, which is reflected in other long-term liabilities on our condensed consolidated balance sheets. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries; however, property and equipment, inventories, and tooling in this leased facility were damaged. Our Guaymas performance center, comprised of two buildings with an aggregate total of 62,000 square feet, was severely damaged. The loss of production from the Guaymas performance center was absorbed by our other existing performance centers, however, we have reestablished and are in the process of certification with various customers and ramping up our manufacturing capabilities in a different leased facility with 117,000 square feet in Guaymas. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center, and in November 2023, the occupant of the neighboring facility filed suit against us in U.S. District Court for the Central District of California seeking unspecified amounts for damages relating to the fire. We intend to defend this matter vigorously and believe we have substantial defenses in relation to these claims. As responsibility for the fire is still undetermined, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or party responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results.
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
The insurance claim for damages to our operating assets and business interruption was deemed final and closed by our insurance company during the three months ended July 1, 2023. During both the three months ended March 30, 2024 and April 1, 2023, we received no insurance recoveries. However, the general insurance recoveries, all received in 2020, during the three months ended April 1, 2023, $3.9 million of the general insurance recoveries that were considered gain contingencies were deemed to be resolved and thus, we recorded this amount as other income. The remaining amount of insurance recoveries of $3.8 million were received during the three months ended July 1, 2023. Cumulatively, as of July 1, 2023, we received insurance recoveries in aggregate total of $23.7 million, with $7.5 million for business interruption and $16.2 million for damages to property and equipment, inventories, and tooling. Further, all insurance recovery amounts received related to this claim have been recognized up to the amount of net book value loss and presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact, with the remaining amounts recognized as other income in our condensed consolidated statements of income when the contingencies were deemed resolved.
In April 2023, a fire damaged a relatively small portion of one of our performance centers in our Structural Systems reporting segment. There were no injuries; however, subsequent to the fire, we determined that some property and equipment in this company owned facility were damaged. Our insurance covers damage, up to a capped amount, to the property and equipment at replacement cost, as well as business interruption and recovery related expenses caused by the fire, less our per claim deductible. There was a loss of production in this damaged portion of the performance center for a short period of time, but the incident did not otherwise result in significant disruption to customer delivery schedules. Production in this damaged portion resumed later that same quarter. The anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. The anticipated insurance recoveries in excess of net book value of the damaged operating assets and business interruption are not recorded until all contingencies related to our claim are resolved. As such, during the three months ended July 1, 2023, we wrote off property and equipment with an aggregate total net book value of $0.2 million. Also during the three months ended July 1, 2023, we received insurance recoveries of $0.3 million (which was net of our deductible of $0.1 million) and thus, such insurance recoveries were also presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact. The amount of the insurance recoveries received in excess of the loss on operating assets was deemed a contingent gain, and since the gain contingencies were deemed resolved, the $0.1 million was also recorded as other income during the three months ended July 1, 2023. Finally, during the three months ended December 31, 2023, the insurance claim was deemed final and closed by our insurance company and we received a final payment of $0.3 million, which was recorded as other income.
Real estate obligations, which include legally binding minimum lease payments for leases executed but not yet commenced, were $5.8 million as of March 30, 2024, and will be paid over the lease term of 10 years.
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

Financial information by reportable operating segment was as follows:

	(Dollars in thousands) Three Months Ended
	March 30, 2024	April 1, 2023
Net Revenues
Electronic Systems	$107,539	$105,626
Structural Systems	83,308	75,565
Total Net Revenues	$190,847	$181,191
Segment Operating Income (1)
Electronic Systems	$18,969	$10,011
Structural Systems	2,868	4,745
	21,837	14,756
Corporate General and Administrative Expenses (2)	(9,215)	(8,384)
Total Operating Income	$12,622	$6,372
Depreciation and Amortization Expenses
Electronic Systems	$3,632	$3,498
Structural Systems	4,662	4,432
Corporate Administration	59	59
Total Depreciation and Amortization Expenses	$8,353	$7,989
Capital Expenditures
Electronic Systems	$796	$1,851
Structural Systems	1,524	3,130
Corporate Administration	2,425	—
Total Capital Expenditures	$4,745	$4,981
(1)The results for the three months ended March 30, 2024 include BLR’s results of operations which have been included in our condensed consolidated statements of income since the date of acquisition as part of the Structural Systems segment. See Note 2.
(2)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(Dollars in thousands)
	March 30, 2024	December 31, 2023
Total Assets
Electronic Systems	$525,901	$505,371
Structural Systems (1)	549,233	552,641
Corporate Administration (2)	56,919	62,907
Total Assets	$1,132,053	$1,120,919
Goodwill and Intangibles
Electronic Systems	$170,891	$173,214
Structural Systems (1)	235,789	237,729
Total Goodwill and Intangibles	$406,680	$410,943
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
In its 2023 Annual Report on Form 10-K, The Boeing Company (“Boeing”) indicated that in 2023, global air traffic largely recovered to 2019 levels with domestic travel continuing to be the most robust and international travel has mostly recovered. For 2024, while both major large aircraft manufacturers, Boeing and Airbus SE, have announced either similar or increases in build rates compared to 2023, the ramp up is slower than expected and below pre-pandemic levels. In addition, Boeing, one of our largest customers, was notified by the Federal Aviation Administration (“FAA”) in early January 2024 that the FAA has initiated an investigation into Boeing’s quality control system. This notification was followed by the FAA announcing actions to increase its oversight of Boeing as well as not approving production rate increases or additional production lines for the 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. Since Boeing is one of our largest customers, if Boeing is unable to meet the full compliance of the FAA’s required quality control procedures, it could have a material adverse impact on our business, results of operations and financial condition.
First quarter 2024 recap:
•Net revenues of $190.8 million
•Net income of $6.8 million, or 3.6% of net revenues, or $0.46 per diluted share
•Adjusted EBITDA of $27.4 million, or 14.4% of net revenues

Results of Operations
First Quarter of 2024 Compared to First Quarter of 2023
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended
	March 30, 2024	% of Net Revenues	April 1, 2023	% of Net Revenues
Net Revenues	$190,847	100.0%	$181,191	100.0%
Cost of Sales	143,904	75.4%	144,424	79.7%
Gross Profit	46,943	24.6%	36,767	20.3%
Selling, General and Administrative Expenses	32,951	17.3%	26,225	14.5%
Restructuring Charges	1,370	0.7%	4,170	2.3%
Operating Income	12,622	6.6%	6,372	3.5%
Interest Expense	(3,883)	(2.0)%	(4,219)	(2.3)%
Other Income	—	—%	3,886	2.1%
Income Before Taxes	8,739	4.6%	6,039	3.3%
Income Tax Expense	1,890	nm	808	nm
Net Income	$6,849	3.6%	$5,231	2.9%

Effective Tax Rate	21.6%	nm	13.4%	nm
Diluted Earnings Per Share	$0.46	nm	$0.42	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three months ended March 30, 2024 and April 1, 2023, respectively, were as follows:

	Three Months Ended
		(Dollars in thousands)		% of Net Revenues
	Change	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Consolidated Ducommun
Military and space	$1,259	$98,929	$97,670	51.8%	53.9%
Commercial aerospace	8,097	79,917	71,820	41.9%	39.6%
Industrial	300	12,001	11,701	6.3%	6.5%
Total	$9,656	$190,847	$181,191	100.0%	100.0%

Electronic Systems
Military and space	$(822)	$72,505	$73,327	67.4%	69.4%
Commercial aerospace	2,435	23,033	20,598	21.4%	19.5%
Industrial	300	12,001	11,701	11.2%	11.1%
Total	$1,913	$107,539	$105,626	100.0%	100.0%

Structural Systems
Military and space	$2,081	$26,424	$24,343	31.7%	32.2%
Commercial aerospace	5,662	56,884	51,222	68.3%	67.8%
Total	$7,743	$83,308	$75,565	100.0%	100.0%
Net revenues for the three months ended March 30, 2024 were $190.8 million, compared to $181.2 million for the three months ended April 1, 2023. The year-over-year increase was primarily due to the following:
•$8.1 million higher revenues in our commercial aerospace end-use markets due to higher rates on rotary-wing aircraft and both single-aisle and twin-aisle aircraft platforms, partially offset by lower rates on other commercial aerospace platforms; and
•$1.3 million higher revenues in our military and space end-use markets due to higher rates on naval and rotary-wing aircraft platforms, partially offset by lower rates on legacy fixed-wing aircraft platforms.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Boeing Company	8.0%	7.7%
General Dynamics Corporation	4.0%	5.6%
Northrop Grumman Corporation	5.0%	5.2%
RTX Corporation	14.7%	16.4%
Spirit AeroSystems Holdings, Inc.	6.0%	7.1%
Viasat, Inc.	3.8%	5.4%
Total top ten customers (1)	54.6%	60.4%
(1)Includes The Boeing Company (“Boeing”), General Dynamics Corporation (“GD”), Northrop Grumman Corporation (“Northrop”), RTX Corporation (“RTX”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and Viasat, Inc. (“Viasat”) for the three months ended March 30, 2024 and April 1, 2023.

Boeing, GD, Northrop, RTX, Spirit, and Viasat represented the following percentages of total accounts receivable:

	March 30, 2024	December 31, 2023
Boeing	7.6%	7.5%
GD	2.2%	3.3%
Northrop	1.8%	2.5%
RTX	12.9%	16.4%
Spirit	2.6%	4.2%
Viasat	5.9%	8.3%
The net revenues and accounts receivable from Boeing, GD, Northrop, RTX, Spirit, and Viasat are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues increased year-over-year with the three months ended March 30, 2024 of 24.6%, compared to the three months ended April 1, 2023 of 20.3% primarily due to favorable product mix and higher manufacturing volume.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $6.7 million year-over-year in the three months ended March 30, 2024 compared to the three months ended April 1, 2023 primarily due to BLR SG&A expenses of $5.5 million which did not exist in the prior year period, and higher stock-based compensation expense of $1.0 million.
Restructuring Charges
Restructuring charges decreased $2.8 million year-over-year in the three months ended March 30, 2024, compared to the three months ended April 1, 2023, primarily due to the winding down of the previously disclosed restructuring plan that was approved and commenced in April 2022. See Note 3 for further information.
Interest Expense
Interest expense decreased $0.3 million year-over-year in the three months ended March 30, 2024 compared to the three months ended April 1, 2023, primarily due to the interest rate swaps became effective as of January 1, 2024, partially offset by a higher debt balance during the three months ended March 30, 2024.
Income Tax Expense
We recorded income tax expense of $1.9 million for the three months ended March 30, 2024 compared to $0.8 million for the three months ended April 1, 2023. The increase in income tax expense for the first quarter of 2024 compared to the first quarter of 2023 was primarily due to higher pre-tax income in the first quarter of 2024 compared to the first quarter of 2023 and higher discrete income tax expense recognized in the first quarter of 2024 related to stock-based compensation.
Our total amount of unrecognized tax benefits was $4.6 million and $4.5 million as of March 30, 2024 and December 31, 2023, respectively. If recognized, $2.8 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of March 30, 2024 and December 31, 2023 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2024, we expect decreases to our unrecognized tax benefits of approximately $1.0 million in the next twelve months.
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

Net Income and Earnings per Share
Net income and earnings per share for the three months ended March 30, 2024 were $6.8 million, or 3.6% of revenues, or $0.46 per diluted share, compared to $5.2 million, or 2.9% of revenues, or $0.42 per diluted share, for the three months ended April 1, 2023. The increase in net income for the three months ended March 30, 2024 compared to the three months ended April 1, 2023 was primarily due to higher gross profit of $10.2 million and lower restructuring charges of $2.8 million, partially offset by higher SG&A expenses of $6.7 million and lower other income of $3.9 million. The higher SG&A expenses were primarily due to BLR SG&A expenses of $5.5 million which did not exist in the prior year period as the acquisition of BLR was completed during the three months ended July 1, 2023.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three months ended March 30, 2024 and April 1, 2023:

	Three Months Ended
	%	(Dollars in thousands)		% of Net Revenues
	Change	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net Revenues
Electronic Systems	1.8%	$107,539	$105,626	56.3%	58.3%
Structural Systems	10.2%	83,308	75,565	43.7%	41.7%
Total Net Revenues	5.3%	$190,847	$181,191	100.0%	100.0%
Segment Operating Income
Electronic Systems		$18,969	$10,011	17.6%	9.5%
Structural Systems		2,868	4,745	3.4%	6.3%
		21,837	14,756
Corporate General and Administrative Expenses (1)		(9,215)	(8,384)	(4.8)%	(4.6)%
Total Operating Income		$12,622	$6,372	6.6%	3.5%
Adjusted EBITDA
Electronic Systems
Operating Income		$18,969	$10,011
Depreciation and Amortization		3,632	3,498
Stock-Based Compensation Expense (2)		80	132
Restructuring Charges		459	1,874
		23,140	15,515	21.5%	14.7%
Structural Systems
Operating Income		2,868	4,745
Depreciation and Amortization		4,662	4,432
Stock-Based Compensation Expense (3)		86	102
Restructuring Charges		911	2,296
Guaymas fire related expenses		—	1,468
Inventory Purchase Accounting Adjustments		791	—
		9,318	13,043	11.2%	17.3%
Corporate General and Administrative Expenses (1)
Operating Loss		(9,215)	(8,384)
Depreciation and Amortization		59	59
Stock-Based Compensation Expense (4)		4,092	2,847
		(5,064)	(5,478)
Adjusted EBITDA		$27,394	$23,080	14.4%	12.7%
Capital Expenditures
Electronic Systems		$796	$1,851
Structural Systems		1,524	3,130
Corporate Administration		2,425	—
Total Capital Expenditures		$4,745	$4,981
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
(2)The three months ended March 30, 2024 and April 1, 2023 both included less than $0.1 million of stock-based compensation expense recorded as cost of sales.
(3)The three months ended March 30, 2024 and April 1, 2023 both included $0.1 million of stock-based compensation expense recorded as cost of sales.
(4)The three months ended March 30, 2024 and April 1, 2023 included $1.4 million and $0.4 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.

Electronic Systems
Electronic Systems net revenues in the three months ended March 30, 2024 compared to the three months ended April 1, 2023 increased $1.9 million primarily due to the following:
•$2.4 million higher revenues in our commercial aerospace end-use markets due to higher rates on large aircraft platforms; partially offset by
•$0.8 million lower revenues in our military and space end-use markets due to lower rates on fixed-wing aircraft platforms, partially offset by higher rates on various missile and naval platforms.
Electronic Systems segment operating income in the three months ended March 30, 2024 compared to the three months ended April 1, 2023 increased $9.0 million primarily due to higher manufacturing volume, favorable product mix, and lower restructuring charges.
Structural Systems
Structural Systems net revenues in the three months ended March 30, 2024 compared to the three months ended April 1, 2023 increased $7.7 million primarily due to the following:
•$5.7 million higher revenues in our commercial aerospace end-use markets due to higher rates on rotary-wing and large aircraft platforms, partially offset by lower rates on other commercial platforms; and
•$2.1 million higher revenues in our military and space end-use markets due to higher rates on fixed-wing and rotary-wing platforms, partially offset by lower rates on missile platforms.
The Structural Systems segment operating income in the three months ended March 30, 2024 compared to the three months ended April 1, 2023 decreased $1.9 million primarily due to higher costs associated with the wind down of our Monrovia performance center, partially offset by favorable product mix and lower restructuring charges.
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
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico. We have insurance coverage and up to a capped amount, expect these items will be covered, less our deductible. The full financial impact cannot be estimated at this time as we are currently working with our insurance carriers to determine the cause of the fire. The loss of production from the Guaymas performance center was absorbed by our other existing performance centers, however, we have reestablished and are in the process of certification with various customers and ramping up our manufacturing capabilities in a different leased facility in Guaymas. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center. As responsibility for the fire is still undetermined, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or partly responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results. See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
In April 2023, a fire damaged a relatively small portion of one of our performance centers in our Structural Systems reporting segment. Our insurance covers damage, up to a capped amount, to the property and equipment at replacement cost, as well as business interruption and recovery related expenses caused by the fire, less our per claim deductible. There was a loss of production in this damaged portion of the performance center for a short period of time, but the incident did not otherwise result in significant disruption to customer delivery schedules. Production in this damaged portion resumed during the three months ended July 1, 2023. See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased $0.8 million for the three months ended March 30, 2024 compared to the three months ended April 1, 2023 primarily due to higher stock-based compensation expense of $1.0 million and higher compensation and benefits costs of $0.6 million, partially offset by lower professional services fees of $0.8 million.

Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, Guaymas fire related expenses, insurance recoveries related to loss on operating assets, and inventory purchase accounting adjustments (“Adjusted EBITDA”) were $27.4 million and $23.1 million for the three months ended March 30, 2024 and April 1, 2023, respectively.
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
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands)
	Three Months Ended
	March 30, 2024	April 1, 2023
Net income	$6,849	$5,231
Interest expense	3,883	4,219
Income tax expense	1,890	808
Depreciation	4,016	3,740
Amortization	4,337	4,249
Stock-based compensation expense (1)	4,258	3,081
Restructuring charges	1,370	4,170
Guaymas fire related expenses	—	1,468
Insurance recoveries related to loss on operating assets	—	(3,886)
Inventory purchase accounting adjustments	791	—
Adjusted EBITDA	$27,394	$23,080
Net income as a % of net revenues	3.6%	2.9%
Adjusted EBITDA as a % of net revenues	14.4%	12.7%
(1) The three months ended March 30, 2024 and April 1, 2023 included $1.4 million and $0.4 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three months ended March 30, 2024 and April 1, 2023 included less than $0.1 million and $0.1 million, respectively, of stock-based compensation expense recorded as cost of sales.
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

The increase in backlog was primarily in the military and space end-use markets and commercial aerospace end-use markets. $672.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of March 30, 2024 and December 31, 2023:

	(Dollars in thousands)
	Change	March 30, 2024	December 31, 2023
Consolidated Ducommun
Military and space	$41,859	$569,002	$527,143
Commercial aerospace	12,639	442,133	429,494
Industrial	(2,478)	34,453	36,931
Total	$52,020	$1,045,588	$993,568
Electronic Systems
Military and space	$36,425	$434,106	$397,681
Commercial aerospace	9,832	97,826	87,994
Industrial	(2,478)	34,453	36,931
Total	$43,779	$566,385	$522,606
Structural Systems
Military and space	$5,434	$134,896	$129,462
Commercial aerospace	2,807	344,307	341,500
Total	$8,241	$479,203	$470,962

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	March 30,	December 31,
	2024	2023
Total debt, including long-term portion	$264.4	$266.0
Weighted-average interest rate on debt	7.27%	7.53%
Term Loans interest rate	7.24%	6.93%
Cash and cash equivalents	$32.1	$42.9
Unused Revolving Credit Facility	$176.0	$176.0
In July 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively, represent our new credit facilities (“2022 Credit Facilities”). In conjunction with the closing of the 2022 Credit Facilities, we utilized the entire $250.0 million of proceeds from the 2022 Term Loan plus our existing cash on hand to pay off our entire debt balance outstanding of $254.2 million under our prior credit facilities. At the same leverage ratio, the interest rate spread in the 2022 Credit Facilities is lower than the interest rate spread under our prior credit facilities. Interest payments are typically paid either on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. Further, the undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio, typically paid on a quarterly basis, on the last business day each quarter. However, the 2022 Revolving Credit Facility does not require any principal installment payments. As of March 30, 2024, we were in compliance with all covenants required under the 2022 Credit Facilities. See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
We made the mandatory quarterly amortization payments under our existing term loan of $1.6 million during both three months ended March 30, 2024 and April 1, 2023. We made no voluntary prepayments on our term loans during both three months ended March 30, 2024 and April 1, 2023.
In April 2022, management approved and commenced a restructuring plan that will position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. As of March 30, 2024, we estimate the remaining amount of charges related to this initiative will be $4.0 million to $6.0 million in total pre-tax restructuring charges through 2024. Of these charges, we estimate $3.5 million to $5.0 million to be cash payments for employee separation and other facility consolidation related expenses, and $0.5 million to $1.0 million to be non-cash charges for impairment of long-lived assets. The restructuring accrual for severance and benefits of $4.5 million as of March 30, 2024 are expected to be paid out through 2024. On an annualized basis, we anticipate these restructuring actions will result in total cost savings of $11.0 million to $13.0 million. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. See Note 1, Note 4, and Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In July 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of the Forward Interest Rate Swaps (“Amended Forward Interest Rate Swaps”). The Forward Interest Rate Swaps were based on U.S. dollar-one month LIBOR and were amended to be based on one month Term SOFR as borrowings using LIBOR are no longer available under the 2022 Credit Facilities. The Amended Forward Interest Rate Swaps weighted average fixed rate is 1.7%, as a result of the difference between U.S. dollar-one month LIBOR and one month Term SOFR. See Note 1, Note 4, and Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.

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
In May 2023, we completed a public offering of our common stock resulting in net proceeds of $85.1 million. The public stock offering net proceeds along with cash on hand were used to pay down $85.2 million on the 2022 Revolving Credit Facility that was drawn on and utilized to complete the acquisition of BLR. See Note 2, Note 8, and Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
We expect to spend a total of $23.0 million to $25.0 million for capital expenditures in 2024 financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
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
Cash Flow Summary
Net cash used in operating activities for the three months ended March 30, 2024 was $1.6 million, compared to $18.9 million for the three months ended April 1, 2023. The lower net cash used in operating activities during the first three months of 2024 was mainly due to a smaller increase in inventories and higher contract liabilities, partially offset by higher contract assets.
Net cash used in investing activities was $5.0 million for the three months ended March 30, 2024, compared to $5.4 million in the three months ended April 1, 2023. The lower net cash used in investing activities during the first three months of 2024 compared to the prior year period was due to lower purchases of property and equipment.
Net cash used in financing activities was $4.2 million for the three months ended March 30, 2024, compared to a net cash used in financing activities of $4.8 million for the three months ended April 1, 2023. The lower net cash used in financing activities during the first three months of 2024 was mainly due to lower net cash paid upon issuance of common stock under stock plans.
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
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended March 30, 2024.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At March 30, 2024, we had total borrowings of $264.4 million under our 2022 Credit Facilities.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 30, 2024. The Company had previously reported a material weakness in internal control over financial reporting related to not designing and maintaining effective controls over the accuracy of contract terms and the reasonableness of gross margin assumptions used to recognize revenue. Specifically, the Company did not verify that amendments to purchase orders and gross margin percentage assumptions used in the Company’s revenue recognition analysis were properly reviewed at a sufficient level of precision, which was described in Item 9A in the Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. As a result of the material weakness in the Company’s internal control over financial reporting, which was not remediated as of March 30, 2024, the CEO and CFO concluded the Company’s disclosure controls and procedures were not effective as of March 30, 2024.
Remediation of Material Weakness
We have implemented remediation steps to address the material weakness described above to improve our internal control over verification of amendments to purchase orders and the gross margin percentage assumptions used to recognize revenue.
Actions taken:
•We have redesigned our existing controls to expand the selection criteria for contracts requiring an estimate at completion (“EAC”) analysis to support the gross margin percentage used for revenue recognition.
•We have increased the rigor and review of the EAC process, including standardization of the analysis and related documentation and verification of the contract value utilized to the underlying customer purchase order.
•We have implemented additional analytical procedures to ensure the accuracy of gross margin assumptions.
While significant progress has been made to enhance our internal control over financial reporting relating to the material weakness, additional time will be required to assess and ensure the sustainability of these processes and procedures. We expect to complete the assessment and ensure sustainability of these processes and procedures during 2024, however, we cannot make any assurances that such actions will be completed during 2024. Until the remediation steps set forth above are fully implemented and concluded to be operating effectively, the material weakness described above will continue to exist.
Changes in Internal Control over Financial Reporting
Except as otherwise discussed above under “Remediation of Material Weakness,” there were no other changes in our internal control over financial reporting during the three months ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors

See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2023 for a discussion of our risk factors. Other than the risk factor below, there have been no material changes during the three months ended March 30, 2024 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2023.

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
*10.1 2024 Employee Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 25, 2024.
31.1 Certification of Principal Executive Officer.
31.2 Certification of Principal Financial Officer.
32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS    Inline XBRL Instance Document with Embedded Linkbase Documents - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________
* Indicates an executive compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCOMMUN INCORPORATED
(Registrant)

Date: May 8, 2024	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Suman B. Mookerji
Suman B. Mookerji
Senior Vice President, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)