Form 10-Q
period 2024-06-29
DUCOMMUN INC /DE/
filed 2024-08-08
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-08174
 _________________________________________________________
DUCOMMUN INCORPORATED
(Exact name of registrant as specified in its charter)
 _________________________________________________________

Delaware	95-0693330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Anton Boulevard, Suite 1100, Costa Mesa, California	92626-7100
(Address of principal executive offices)	(Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2024, the registrant had 14,748,194 shares of common stock outstanding.

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
•cybersecurity attacks;
•assertions by third parties of violations of intellectual property rights; and
•damage or destruction of our facilities caused by natural disasters.
We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this Form 10-Q. We do not undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	June 29, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$29,405	$42,863
Accounts receivable, net of allowance for credit losses of $2,363 and $2,006 at June 29, 2024 and December 31, 2023, respectively	106,585	104,692
Contract assets	210,314	177,686
Inventories	201,831	199,201
Production cost of contracts	6,181	7,778
Other current assets	14,398	17,349
Total Current Assets	568,714	549,569
Property and Equipment, Net of Accumulated Depreciation of $188,260 and $181,412 at June 29, 2024 and December 31, 2023, respectively	111,299	111,379
Operating Lease Right-of-Use Assets	27,128	29,513
Goodwill	244,600	244,600
Intangibles, Net	157,967	166,343
Deferred Income Taxes	641	641
Other Assets	21,151	18,874
Total Assets	$1,131,500	$1,120,919
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$76,810	$72,265
Contract liabilities	50,034	53,492
Accrued and other liabilities	40,293	42,260
Operating lease liabilities	7,943	7,873
Current portion of long-term debt	10,938	7,813
Total Current Liabilities	186,018	183,703
Long-Term Debt, Less Current Portion	250,896	256,961
Non-Current Operating Lease Liabilities	20,414	22,947
Deferred Income Taxes	2,945	4,766
Other Long-Term Liabilities	15,328	16,448
Total Liabilities	475,601	484,825
Commitments and Contingencies (Notes 10, 12)
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 14,746,921 and 14,600,766 shares issued and outstanding at June 29, 2024 and December 31, 2023, respectively	147	146
Additional Paid-In Capital	208,930	206,197
Retained Earnings	436,553	421,980
Accumulated Other Comprehensive Income	10,269	7,771
Total Shareholders’ Equity	655,899	636,094
Total Liabilities and Shareholders’ Equity	$1,131,500	$1,120,919
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net Revenues	$197,000	$187,320	$387,847	$368,511
Cost of Sales	145,761	147,198	289,665	291,622
Gross Profit	51,239	40,122	98,182	76,889
Selling, General and Administrative Expenses	36,061	30,348	69,012	56,573
Restructuring Charges	1,254	4,769	2,624	8,939
Operating Income	13,924	5,005	26,546	11,377
Interest Expense	(3,975)	(5,735)	(7,858)	(9,954)
Other Income	—	4,059	—	7,945
Income Before Taxes	9,949	3,329	18,688	9,368
Income Tax Expense	2,225	955	4,115	1,763
Net Income	$7,724	$2,374	$14,573	$7,605
Earnings Per Share
Basic earnings per share	$0.52	$0.18	$0.99	$0.59
Diluted earnings per share	$0.52	$0.17	$0.97	$0.58
Weighted-Average Number of Common Shares Outstanding
Basic	14,775	13,403	14,735	12,799
Diluted	14,961	13,599	14,954	13,075
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net Income	$7,724	$2,374	$14,573	$7,605
Other Comprehensive Income, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $14 and $14 for the three months ended June 29, 2024 and July 1, 2023, respectively, and $28 and $27 for the six months ended June 29, 2024 and July 1, 2023, respectively	44	41	86	83
Change in net unrealized gains on cash flow hedges, net of tax of $65 and $968 for the three months ended June 29, 2024 and July 1, 2023, respectively, and $737 and $306 for the six months ended June 29, 2024 and July 1, 2023, respectively	211	3,116	2,412	986
Other Comprehensive Income, Net of Tax	255	3,157	2,498	1,069
Comprehensive Income	$7,979	$5,531	$17,071	$8,674
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	12,106,285	$121	$112,042	$406,052	$7,745	$525,960
Net income	—	—	—	5,231	—	5,231
Other comprehensive income, net of tax	—	—	—	—	(2,088)	(2,088)
Employee stock purchase plan	26,833	—	1,307	—	—	1,307
Stock options exercised	25,561		737	—	—	737
Stock awards vested	173,249	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(100,224)	(1)	(5,479)	—	—	(5,480)
Stock-based compensation	—	—	2,717	—	—	2,717
Balance at April 1, 2023	12,231,704	122	111,322	411,283	5,657	528,384
Net income	—	—	—	2,374	—	2,374
Other comprehensive income, net of tax	—	—	—	—	3,157	3,157
Issuance of common stock in public offering, net of issuance costs	2,300,000	23	85,084	—	—	85,107
Stock options exercised	1,771	—	70	—	—	70
Stock awards vested	54,814	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(18,700)	—	(1,142)	—	—	(1,142)
Stock-based compensation	—	—	4,193	—	—	4,193
Balance at July 1, 2023	14,569,589	$146	$199,526	$413,657	$8,814	$622,143

Balance at December 31, 2023	14,600,766	$146	$206,197	$421,980	$7,771	$636,094
Net income	—	—	—	6,849	—	6,849
Other comprehensive income, net of tax	—	—	—	—	2,243	2,243
Employee stock purchase plan	28,773	—	1,190	—	—	1,190
Stock options exercised	1,625	—	47	—	—	47
Stock awards vested	152,569	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(77,107)	(1)	(3,764)	—	—	(3,765)
Stock-based compensation	—	—	2,889	—	—	2,889
Balance at March 30, 2024	14,706,626	147	206,557	428,829	10,014	645,547
Net income	—	—	—	7,724	—	7,724
Other comprehensive income, net of tax	—	—	—	—	255	255
Stock options exercised	10,322	—	368	—	—	368
Stock awards vested	57,590	—	—	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(27,617)		(1,524)	—	—	(1,524)
Stock-based compensation	—	—	3,529	—	—	3,529
Balance at June 29, 2024	14,746,921	$147	$208,930	$436,553	$10,269	$655,899
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash Flows from Operating Activities
Net Income	$14,573	$7,605
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	16,598	15,943
Non-cash operating lease cost	4,164	2,953
Inventory write down and property and equipment impairment due to restructuring	—	843
Stock-based compensation expense	8,286	8,117
Deferred income taxes	(2,586)	(2,056)
Provision for credit losses	357	473
Recognition of insurance recoveries	—	(3,886)
Other	428	444
Changes in Assets and Liabilities:
Accounts receivable	(2,250)	12,252
Contract assets	(32,628)	1,454
Inventories	(2,630)	(21,243)
Production cost of contracts	1,429	(401)
Other assets	3,669	343
Accounts payable	4,873	(8,177)
Contract liabilities	(3,458)	(15,349)
Operating lease liabilities	(4,060)	(2,471)
Accrued and other liabilities	(4,951)	(6,591)
Net Cash Provided by (Used in) Operating Activities	1,814	(9,747)
Cash Flows from Investing Activities
Purchases of property and equipment	(8,292)	(10,919)
Payments for acquisition of BLR Aerospace L.L.C., net of cash acquired	—	(114,353)
Net Cash Used in Investing Activities	(8,292)	(125,272)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	20,000	133,500
Repayments of senior secured revolving credit facility	(20,000)	(99,700)
Repayments of term loans	(3,125)	(3,125)
Repayments of other debt	(172)	(165)
Proceeds from issuance of common stock in public offering, net of issuance costs	—	85,107
Net cash paid upon issuance of common stock under stock plans	(3,683)	(4,038)
Net Cash (Used in) Provided by Financing Activities	(6,980)	111,579
Net Decrease in Cash and Cash Equivalents	(13,458)	(23,440)
Cash and Cash Equivalents at Beginning of Period	42,863	46,246
Cash and Cash Equivalents at End of Period	$29,405	$22,806
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
In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Form 10-Q. The results of operations for the three and six months ended June 29, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.
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
Unsolicited Non-Binding Indication of Interest
On April 8, 2024, our Board of Directors (“BOD”) confirmed receipt of the first unsolicited non-binding indication of interest dated April 1, 2024 (“First IOI”) from Albion River LLC (“Albion”), a private direct investment firm. Albion expressed interest in acquiring all the outstanding shares of Ducommun for $60.00 per share in cash. On April 16, 2024, we issued a press release responding to the First IOI that the BOD had unanimously determined it was not in the best interests of Ducommun and Ducommun shareholders to pursue further discussions regarding the proposal.
Subsequent to our quarter ended June 29, 2024, on July 15, 2024, our BOD received an unsolicited revised non-binding indication of interest from Albion (“Second IOI”), to acquire all outstanding shares of Ducommun for $65.00 per share in cash.

On July 25, 2024, we issued a press release responding to the Second IOI that the BOD had unanimously determined it was not in the best interests of Ducommun and Ducommun shareholders to pursue further discussions regarding the revised proposal.
Supplemental Cash Flow Information

	(Dollars in thousands)
	Six Months Ended
	June 29, 2024	July 1, 2023
Interest paid, net	$7,372	$9,529
Taxes paid, net	$4,001	$10,038
Non-cash activities:
Purchases of property and equipment not paid	$479	$1,291
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$7,724	$2,374	$14,573	$7,605
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	14,775	13,403	14,735	12,799
Dilutive potential common shares	186	196	219	276
Diluted weighted-average common shares outstanding	14,961	13,599	14,954	13,075
Earnings per share
Basic	$0.52	$0.18	$0.99	$0.59
Diluted	$0.52	$0.17	$0.97	$0.58
Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Stock options and stock units	51	111	56	56
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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended June 29, 2024.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, and we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements with an aggregate notional amount of $150.0 million, all with an effective date of January 1, 2024 (“Forward Interest Rate Swaps”), to manage our exposure to interest rate movements on a portion of our debt. At the time we entered into the Forward Interest Rate Swaps, there was a high probability of forecasted interest payments on our debts occurring and the swaps were highly effective in offsetting those interest payments; therefore, we elected to apply cash flow hedge accounting. In July 2022, as a result of refinancing all our existing debt, which allowed borrowing based on a Secured Overnight Financing Rate (“SOFR”), we were required to complete an amendment of the Forward Interest Rate Swaps from One Month London Interbank Offered Rate (“LIBOR”) to One Month Term SOFR (“Amended Forward Interest Rate Swaps”), which occurred on the same day. After the transition of the Forward Interest Rate Swaps and debt to SOFR was completed, we determined the hedging relationships were still highly effective as of the amendment date. See Note 4 and Note 8. As of June 29, 2024, all of our derivative instruments were designated as cash flow hedges.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control is transferred and the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services are highly interrelated or met the series guidance. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate the standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.
We manufacture most products to customer specifications, and the product cannot be easily modified for another customer. As such, these products are deemed to have no alternative use once the manufacturing process begins. In the event the customer invokes a termination for convenience clause, we would be entitled to costs incurred to date plus a reasonable profit. Contract costs typically include labor, materials, overhead, and when applicable, subcontractor costs. For most of our products, we are building assets with no alternative use and have enforceable right to payment, and thus, we recognize revenue using the over time method.
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
Contract estimates, known as estimates at completion, are based on various assumptions to project the outcome of future events that can span multiple months or years. These assumptions include among others, labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; overhead cost rates; and the performance of subcontractors. As a significant change in one or more of these estimates could affect the progress completed (and related profitability) on our contracts, we review and update our contract-related estimates on a regular basis. We recognize such adjustments under the cumulative catch-up method. Under this method, the impact of the adjustment is recognized in the period the adjustment is identified. In any given reporting period, we have a large number of active contracts, which we have defined as a customer purchase order, and changes in estimates may occur on a significant number of these contracts. Given the significant number of contracts that we may have at any given point in time, the varied nature of products produced under such contracts, and the different assumptions, facts and circumstances associated with each individual contract, and the fact that such changes at the contract level are typically not material, we disclose cumulative catch-up adjustments on a net basis.
Net cumulative favorable and unfavorable catch-up adjustments to contracts had the following impact on our operating results:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Total net revenues	$387	$(4,184)	$(1,548)	$(7,440)
Operating income	$387	$(4,184)	$(1,548)	$(7,440)

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
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the condensed consolidated balance sheets. As of June 29, 2024 and December 31, 2023, provision for estimated losses on contracts were $5.2 million and $5.4 million, respectively. It is reasonably possible we may incur additional losses in the future.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of June 29, 2024 and December 31, 2023, production cost of contracts were $6.2 million and $7.8 million, respectively.
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	June 29, 2024	December 31, 2023
Contract assets	$210,314	$177,686
Contract liabilities	$50,034	$53,492
The increase in our contract assets as of June 29, 2024 compared to December 31, 2023 was primarily due to a net increase of products in work in process in the current period.
The decrease in our contract liabilities as of June 29, 2024 compared to December 31, 2023 was primarily due to a net decrease of advance or progress payments received from our customers in the current period. We recognized $21.0 million of the contract liabilities as of December 31, 2023 as revenues during the six months ended June 29, 2024.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of June 29, 2024 totaled $840.0 million. Of the remaining performance obligations as of June 29, 2024, we anticipate recognizing an estimated 65% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2025 and beyond.

Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Consolidated Ducommun
Military and space	$100,538	$97,370	$199,467	$195,040
Commercial aerospace	86,643	76,764	166,560	148,584
Industrial	9,819	13,186	21,820	24,887
Total	$197,000	$187,320	$387,847	$368,511

Electronic Systems
Military and space	$69,987	$71,772	$142,492	$145,099
Commercial aerospace	21,634	22,166	44,667	42,764
Industrial	9,819	13,186	21,820	24,887
Total	$101,440	$107,124	$208,979	$212,750

Structural Systems
Military and space	$30,551	$25,598	$56,975	$49,941
Commercial aerospace	65,009	54,598	121,893	105,820
Total	$95,560	$80,196	$178,868	$155,761
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
Acquisition related transaction costs were not included as components of consideration transferred but have been expensed as incurred. Total acquisition-related transaction costs incurred by us were zero and $0.5 million during the three months ended June 29, 2024 and July 1, 2023, respectively, and zero and $1.3 million during the six months ended June 29, 2024 and July 1, 2023, respectively, and charged to selling, general and administrative expenses.
BLR’s results of operations have been included in our condensed consolidated statements of income since the date of acquisition as part of the Structural Systems segment, and its revenues were less than three percent of total company revenues since the date of acquisition. Pro forma results of operations of the BLR acquisition have not been presented as the effect of the BLR acquisition was not material to our financial results.

Note 3. Restructuring Activities
Summary of 2022 Restructuring Plan
In April 2022, management approved and commenced a restructuring plan that will better position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. During the three and six months ended June 29, 2024, we recorded total charges of $2.1 million ($0.9 million of which was recorded as cost of sales) and $3.5 million ($0.9 million of which was recorded as cost of sales), respectively. Cumulative through the six months ended June 29, 2024, we recorded aggregate total charges of $25.0 million ($1.7 million of which was recorded as cost of sales). As of June 29, 2024, we estimate the remaining amount of charges related to this initiative will be $3.0 million to $4.0 million in total pre-tax restructuring charges through early 2025 for employee separation and other facility consolidation related expenses.
In the Electronics Systems segment, we recorded no restructuring charges during the three months ended June 29, 2024. We recorded charges of $0.3 million and $0.2 million during the six months ended June 29, 2024, for severance and benefits that were classified as restructuring charges, and other restructuring charges, respectively. Cumulative through the six months ended June 29, 2024, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $9.9 million, $0.3 million, $0.3 million, and $0.3 million, respectively.
In the Structural Systems segment, we recorded $0.8 million and $0.4 million during the three months ended June 29, 2024 for severance and benefits that were classified as restructuring charges and other restructuring charges, respectively. We recorded charges of $1.0 million and $1.1 million during the six months ended June 29, 2024, for severance and benefits that were classified as restructuring charges, and other restructuring charges, respectively. Cumulative through the six months ended June 29, 2024, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment/impairment of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $6.9 million, $2.0 million, $1.4 million, and $3.9 million, respectively.
Our restructuring activities during the six months ended June 29, 2024 were as follows (in thousands):

	December 31, 2023	Six Months Ended June 29, 2024				June 29, 2024
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$5,389	$1,342	$(2,244)	$—	$—	$4,487
Property and equipment accelerated depreciation due to restructuring	—	—	—	—	—	—
Inventory write down	—	857	—	(857)		—
Other	—	1,282	(1,282)	—	—	—
Ending balance	$5,389	$3,481	$(3,526)	$(857)	$—	$4,487
The restructuring activities accrual for severance and benefits of $4.5 million as of June 29, 2024 was included as part of accrued and other liabilities and is expected to be paid out through 2024.

Note 4. Derivative Financial Instruments

Cash Flow Hedges

Our cash flow hedges consists of forward interest rate swaps to manage our exposure to interest rate movements on a portion of our debt through January 1, 2031. Our forward interest rate swaps hedge forecasted transactions through January 1, 2031.

The notional amounts of derivative instruments are as follows:

	(Dollars in thousands)
	June 29, 2024	December 31, 2023
Derivative instruments designated as hedging instruments:
Interest rate contracts	$150,000	$150,000

The following table summarizes the fair value and presentation on the condensed consolidated balance sheets for derivative instruments:

		(Dollars in thousands)
	Balance Sheet Location	June 29, 2024	December 31, 2023
Derivative instruments designated as hedging instruments:
Interest rate contracts	Other assets, current	$4,794	$4,046
	Other assets	14,400	11,595

Unrealized gains (losses) associated with our hedging transactions recognized in other comprehensive income are presented in the following table:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Recognized in other comprehensive income, net of tax:
Interest rate contracts	$211	$3,116	$2,412	$986

We reclassified gains associated with our cash flow hedges from accumulated other comprehensive income to the condensed income statements when the Forward Interest Rate Swaps became effective as of January 1, 2024 and are presented in the following table:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest rate contracts:
Interest expense	$1,358	$—	$2,698	$—

The pre-tax deferred gains recorded in other comprehensive income that will mature in the next 12 months total $4.7 million.

Note 5. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	June 29, 2024	December 31, 2023
Raw materials and supplies	$169,652	$174,624
Work in process	28,189	22,060
Finished goods	3,990	2,517
Total	$201,831	$199,201

Note 6. Goodwill
We perform our annual goodwill impairment test as of the first day of the fourth quarter. If certain factors occur, including significant underperformance of our business relative to expected operating results, significant adverse economic and industry trends, a significant decline in our market capitalization for an extended period of time relative to net book value, a decision to divest individual businesses within a reporting unit, or a decision to group individual businesses differently, we may be required to perform an interim impairment test prior to the fourth quarter.
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
No material adverse factors/changes have occurred since the fourth quarter of 2023 that would require us to perform another qualitative or quantitative assessment. As such, for the second quarter of 2024, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
In April 2023, we completed the acquisition of BLR. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill. See Note 2 for further information.
The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$127,165	$326,322
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2023	$117,435	$127,165	$244,600
Balance at June 29, 2024	$117,435	$127,165	$244,600

Note 7. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	June 29, 2024	December 31, 2023
Accrued compensation	$31,318	$35,574
Accrued income tax and sales tax	1,100	177
Other	7,875	6,509
Total	$40,293	$42,260

Note 8. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	June 29, 2024	December 31, 2023
Term loans	$239,063	$242,188
Revolving credit facility	23,800	23,800
Total debt	262,863	265,988
Less current portion	(10,938)	(7,813)
Total long-term debt, less current portion	251,925	258,175
Less debt issuance costs - term loans	(1,029)	(1,214)
Total long-term debt, net of debt issuance costs - term loans	$250,896	$256,961
Debt issuance costs - revolving credit facility (1)	$1,510	$1,761
Weighted-average interest rate	7.36%	7.53%
(1) Included as part of other assets.
In July 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively, represent our credit facilities (“2022 Credit Facilities”).
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

For each of the three months ended June 29, 2024 and July 1, 2023, we made the required quarterly amortization payments on the 2022 Term Loan of $1.6 million. For each of the six months ended June 29, 2024 and July 1, 2023, we made the required amortization payments on the 2022 Term Loan totaling $3.1 million.
As of June 29, 2024, we had $176.0 million of unused borrowing capacity under the 2022 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
As of June 29, 2024, we were in compliance with all covenants required under the 2022 Credit Facilities.
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
The 2022 Revolving Credit Facility that replaced the prior revolving credit facility was considered a modification of debt except for the portion related to the creditor that is no longer a part of the 2022 Revolving Credit Facility and, in which case, it was considered an extinguishment of debt. As a result, we expensed the portion of the unamortized debt issuance costs related to the prior revolving credit facility that was considered an extinguishment of debt of $0.1 million. In addition, the new fees incurred of $1.7 million as part of the 2022 Revolving Credit Facility were capitalized and will be amortized over the life of the 2022 Revolving Credit Facility. Further, the remaining debt issuance costs related to the prior revolving credit facility of $0.8 million as of the modification date will also be amortized over the life of the 2022 Revolving Credit Facility.
The 2022 Credit Facilities were entered into by us (“Parent Company”) and guaranteed by all of our domestic subsidiaries, other than two subsidiaries that were considered minor (“Subsidiary Guarantors”). The Subsidiary Guarantors jointly and severally guarantee the 2022 Credit Facilities. The Parent Company has no independent assets or operations, and therefore, no consolidating financial information for the Parent Company and its subsidiaries is presented.
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
In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. The Forward Interest Rate Swaps were deemed to be highly effective upon entering into the derivative contracts, and thus, hedge accounting treatment was utilized. Since the Amended Forward Interest Rate Swaps (as defined below) were not effective until January 1, 2024, we only recorded the changes in fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges in other comprehensive income through December 31, 2023. See Note 1 and Note 4 for further information.
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

Note 9. Shareholders’ Equity
In May 2023, we completed a public offering of 2.3 million shares of our common stock at $40.00 per share, for gross proceeds of $92.0 million. The common stock offering was made under our effective shelf registration statement. We incurred aggregate total out of pocket stock offering related fees of $6.9 million, resulting in net proceeds of $85.1 million. As such, we recorded an increase to common stock at par value of less than $0.1 million with the remaining amount as an increase to additional paid-in capital of $85.1 million. The net proceeds of the public stock offering along with cash on hand were used to pay down $85.2 million on the 2022 Revolving Credit Facility that was drawn on and utilized to complete the acquisition of BLR. See Note 2 and Note 8 for further information.

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
The duration of the guarantees and indemnities varies and, in many cases, is indefinite but subject to applicable statutes of limitations. The majority of guarantees and indemnities do not provide any limitations on the maximum potential future payments we could be obligated to make. Historically, payments related to these guarantees and indemnities have been immaterial. We estimate the fair value of our indemnification obligations as insignificant based on this history and insurance coverage and have, therefore, not recorded any liability for these guarantees and indemnities in the accompanying condensed consolidated balance sheets.

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
We recorded income tax expense of $2.2 million for the three months ended June 29, 2024 compared to $1.0 million for the three months ended July 1, 2023. The increase in income tax expense for the second quarter of 2024 compared to the second quarter of 2023 was primarily due to higher pre-tax income and higher income tax expense related to non-deductible book compensation expenses in the second quarter of 2024 compared to the second quarter of 2023. The increase in income tax expense was partially offset by higher income tax benefits related to the U.S. Federal research and development credit recognized in the second quarter of 2024 compared to the second quarter of 2023.
We recorded income tax expense of $4.1 million for the six months ended June 29, 2024 compared to $1.8 million for the six months ended July 1, 2023. The increase in income tax expense for the six months ended June 29, 2024 compared to the six months ended July 1, 2023 was primarily due to higher pre-tax income and higher income tax expense related to non-deductible book compensation expenses in the six months ended June 29, 2024 compared to the six months ended July 1, 2023. The increase in income tax expense was partially offset by higher income tax benefits related to the U.S. Federal research and development credit recognized in the six months ended June 29, 2024 compared to the six months ended July 1, 2023.
Our total amount of unrecognized tax benefits was $4.8 million and $4.5 million as of June 29, 2024 and December 31, 2023, respectively. If recognized, $3.0 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of June 29, 2024 and December 31, 2023 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2024, we expect decreases to our unrecognized tax benefits of approximately $1.0 million in the next twelve months.
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

Note 12. Commitments and Contingencies
California’s Wage and Hour Laws Complaint
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Bernardino. We received service of process of this complaint in January 2021. The complaint alleged violations of California’s wage and hour laws relating to our current and former employees and sought attorney’s fees and penalties. We vigorously refuted and defended against these claims and reached a tentative settlement of $0.8 million during the fourth quarter 2021, which was subject to court approval. Thus, we recorded accrued liabilities of $0.8 million as of December 31, 2021. During the second quarter of 2022, additional factual information was identified resulting in an increase in the amount of the tentative settlement to $0.9 million. Therefore, we recorded an additional accrued liabilities of $0.1 million for a total accrued liabilities amount of $0.9 million as of the end of the second quarter of 2022 which remained unchanged as of December 31, 2022 as we were awaiting final court approval of this settlement. Subsequent to final court approval and paying of the $0.9 million in January 2023, during the third quarter of 2023 and upon plaintiff's motion, the court re-opened the settlement agreement to determine whether the class list captured all affected employees. We are appealing this decision and intend to defend our position vigorously. Any amount of additional liability is still undetermined pending the appeal and as such, there is no amount of loss that is probable and reasonably estimable at this time. Thus, no additional accrual was recorded during the three and six months ended June 29, 2024.
Groundwater
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both June 29, 2024 and December 31, 2023, which is reflected in other long-term liabilities on our condensed consolidated balance sheets.
Waste Disposal
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million as of both June 29, 2024 and December 31, 2023, which is reflected in other long-term liabilities on our condensed consolidated balance sheets. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities, and the allocation of liability among potentially responsible parties.
Guaymas Performance Center Fire
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries; however, property and equipment, inventories, and tooling in this leased facility were damaged. Our Guaymas performance center, comprised of two buildings with an aggregate total of 62,000 square feet, was severely damaged. The loss of production from the Guaymas performance center was absorbed by our other existing performance centers; however, we have reestablished our operations and are in the process of certification with various customers and ramping up our manufacturing capabilities in a different leased facility with 117,000 square feet in Guaymas. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center, and in November 2023, the occupant of the neighboring facility filed suit against us in U.S. District Court for the Central District of California seeking unspecified amounts for damages relating to the fire. In addition, subsequent to the quarter end, we received a subrogation demand from our landlord’s insurer, which we are currently evaluating. We intend to defend these matters vigorously and believe we have substantial defenses in relation to these claims. As responsibility for the fire is still undetermined, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or party responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results.
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
The insurance claim for damages to our operating assets and business interruption was deemed final and closed by our insurance company during the three months ended July 1, 2023. Thus, the final $3.8 million of insurance recoveries were also received and recorded as other income during the three months ended July 1, 2023. In addition, the remaining general insurance recoveries that were received in 2020 of $3.9 million, but recognition was deferred until all the gain contingencies were resolved, such gain contingencies were deemed resolved and thus, recorded as other income during the three months ended July 1, 2023. Cumulatively, as of July 1, 2023, we received insurance recoveries in aggregate total of $23.7 million, with $7.5 million for business interruption and $16.2 million for damages to property and equipment, inventories, and tooling. Further, all insurance recovery amounts received related to this claim have been recognized up to the amount of net book value loss and presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact, with the remaining amounts recognized as other income in our condensed consolidated statements of income when the contingencies were deemed resolved.
Other Structural Systems Performance Center Fire
In April 2023, a fire damaged a relatively small portion of one of our performance centers in our Structural Systems reporting segment. There were no injuries; however, subsequent to the fire, we determined that some property and equipment in this company-owned facility were damaged. Our insurance covers damage, up to a capped amount, to the property and equipment at replacement cost, as well as business interruption and recovery related expenses caused by the fire, less our per claim deductible. There was a loss of production in this damaged portion of the performance center for a short period of time, but the incident did not otherwise result in significant disruption to customer delivery schedules. Production in this damaged portion resumed later that same quarter. As such, during the three months ended July 1, 2023, we wrote off property and equipment with an aggregate total net book value of $0.2 million. Also during the three months ended July 1, 2023, we received insurance recoveries of $0.3 million (which was net of our deductible of $0.1 million) and thus, such insurance recoveries were also presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact. The amount of the insurance recoveries received in excess of the loss on operating assets was deemed a contingent gain, and since the gain contingencies were deemed resolved, the $0.1 million was also recorded as other income during the three months ended July 1, 2023. Finally, during the three months ended December 31, 2023, the insurance claim was deemed final and closed by our insurance company and we received a final payment of $0.3 million, which was recorded as other income.
Real Estate Obligations
Real estate obligations, which include legally binding minimum lease payments for an executed lease that had not yet commenced, were $5.8 million as of June 29, 2024, and will be paid over the lease term of 10 years.
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

Financial information by reportable operating segment was as follows:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net Revenues
Electronic Systems	$101,440	$107,124	$208,979	$212,750
Structural Systems	95,560	80,196	178,868	155,761
Total Net Revenues	$197,000	$187,320	$387,847	$368,511
Segment Operating Income (1)
Electronic Systems	$16,806	$9,528	$35,775	$19,539
Structural Systems	10,559	5,385	13,427	10,130
	27,365	14,913	49,202	29,669
Corporate General and Administrative Expenses (2)	(13,441)	(9,908)	(22,656)	(18,292)
Total Operating Income	$13,924	$5,005	$26,546	$11,377
Depreciation and Amortization Expenses
Electronic Systems	$3,662	$3,561	$7,294	$7,059
Structural Systems	4,547	4,335	9,209	8,767
Corporate Administration	36	58	95	117
Total Depreciation and Amortization Expenses	$8,245	$7,954	$16,598	$15,943
Capital Expenditures
Electronic Systems	$1,143	$1,923	$1,939	$3,774
Structural Systems	1,353	4,111	2,877	7,241
Corporate Administration	723	—	3,148	—
Total Capital Expenditures	$3,219	$6,034	$7,964	$11,015
(1)The results for the three months and six months ended June 29, 2024 include BLR’s results of operations, which have been included in our condensed consolidated statements of income since the date of acquisition as part of the Structural Systems segment. See Note 2.
(2)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(Dollars in thousands)
	June 29, 2024	December 31, 2023
Total Assets
Electronic Systems	$522,378	$505,371
Structural Systems (1)	553,049	552,641
Corporate Administration (2)	56,073	62,907
Total Assets	$1,131,500	$1,120,919
Goodwill and Intangibles
Electronic Systems	$168,569	$173,214
Structural Systems (1)	233,998	237,729
Total Goodwill and Intangibles	$402,567	$410,943
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
In its 2023 Annual Report on Form 10-K, The Boeing Company (“Boeing”) indicated that in 2023, global air traffic largely recovered to 2019 levels with domestic travel continuing to be the most robust and international travel has mostly recovered. For 2024, while both major large aircraft manufacturers, Boeing and Airbus SE, have announced either similar or increases in build rates compared to 2023, the ramp up to date has been slower than initially expected and below pre-pandemic levels. In addition, Boeing, one of our largest customers, was notified by the Federal Aviation Administration (“FAA”) in early January 2024 that the FAA had initiated an investigation into Boeing’s quality control system. This notification was followed by the FAA announcing actions to increase its oversight of Boeing as well as not approving production rate increases or additional production lines for the 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. In July 2024, Boeing also pleaded guilty to conspiracy fraud charges, which may result in additional external oversight on its manufacturing and quality control process. Since Boeing is one of our largest customers, if Boeing is unable to meet the full compliance of the FAA’s required quality control procedures, it could have a material adverse impact on our business, results of operations and financial condition.
Second quarter 2024 recap:
•Net revenues of $197.0 million
•Net income of $7.7 million, or 3.9% of net revenues, or $0.52 per diluted share
•Adjusted EBITDA of $30.0 million, or 15.2% of net revenues

Results of Operations
Second Quarter of 2024 Compared to Second Quarter of 2023
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended				(Dollars in thousands, except per share data) Six Months Ended
	June 29, 2024	% of Net Revenues	July 1, 2023	% of Net Revenues	June 29, 2024	% of Net Revenues	July 1, 2023	% of Net Revenues
Net Revenues	$197,000	100.0%	$187,320	100.0%	$387,847	100.0%	$368,511	100.0%
Cost of Sales	145,761	74.0%	147,198	78.6%	289,665	74.7%	291,622	79.1%
Gross Profit	51,239	26.0%	40,122	21.4%	98,182	25.3%	76,889	20.9%
Selling, General and Administrative Expenses	36,061	18.3%	30,348	16.2%	69,012	17.8%	56,573	15.4%
Restructuring Charges	1,254	0.6%	4,769	2.5%	2,624	0.7%	8,939	2.4%
Operating Income	13,924	7.1%	5,005	2.7%	26,546	6.8%	11,377	3.1%
Interest Expense	(3,975)	(2.0)%	(5,735)	(3.1)%	(7,858)	(2.0)%	(9,954)	(2.7)%
Other Income	—	—%	4,059	2.2%	—	—%	7,945	2.1%
Income Before Taxes	9,949	5.1%	3,329	1.8%	18,688	4.8%	9,368	2.5%
Income Tax Expense	2,225	nm	955	nm	4,115	nm	1,763	nm
Net Income	$7,724	3.9%	$2,374	1.3%	$14,573	3.8%	$7,605	2.1%

Effective Tax Rate	22.4%	nm	28.7%	nm	22.0%	nm	18.8%	nm
Diluted Earnings Per Share	$0.52	nm	$0.17	nm	$0.97	nm	$0.58	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three and six months ended June 29, 2024 and July 1, 2023, respectively, were as follows:

	Three Months Ended					Six Months Ended
		(Dollars in thousands)		% of Net Revenues			(Dollars in thousands)		% of Net Revenues
	Change	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	Change	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Consolidated Ducommun
Military and space	$3,168	$100,538	$97,370	51.0%	52.0%	$4,427	$199,467	$195,040	51.4%	52.9%
Commercial aerospace	9,879	86,643	76,764	44.0%	41.0%	17,976	166,560	148,584	43.0%	40.3%
Industrial	(3,367)	9,819	13,186	5.0%	7.0%	(3,067)	21,820	24,887	5.6%	6.8%
Total	$9,680	$197,000	$187,320	100.0%	100.0%	$19,336	$387,847	$368,511	100.0%	100.0%

Electronic Systems
Military and space	$(1,785)	$69,987	$71,772	69.0%	67.0%	$(2,607)	$142,492	$145,099	68.2%	68.2%
Commercial aerospace	(532)	21,634	22,166	21.3%	20.7%	1,903	44,667	42,764	21.4%	20.1%
Industrial	(3,367)	9,819	13,186	9.7%	12.3%	(3,067)	21,820	24,887	10.4%	11.7%
Total	$(5,684)	$101,440	$107,124	100.0%	100.0%	$(3,771)	$208,979	$212,750	100.0%	100.0%

Structural Systems
Military and space	$4,953	$30,551	$25,598	32.0%	31.9%	$7,034	$56,975	$49,941	31.9%	32.1%
Commercial aerospace	10,411	65,009	54,598	68.0%	68.1%	16,073	121,893	105,820	68.1%	67.9%
Total	$15,364	$95,560	$80,196	100.0%	100.0%	$23,107	$178,868	$155,761	100.0%	100.0%
Net revenues for the three months ended June 29, 2024 were $197.0 million, compared to $187.3 million for the three months ended July 1, 2023. The year-over-year increase in our key end-use markets were primarily due to the following:
•$9.9 million higher revenues in our commercial aerospace end-use markets due to higher production on selected single-aisle and twin-aisle aircraft, buffer stock build for the Monrovia performance center closure, and growth in regional and business aircraft platforms, partially offset by lower revenues from in-flight entertainment; and
•$3.2 million higher revenues in our military and space end-use markets due to higher rates on rotary-wing aircraft and naval platforms, partially offset by lower rates on fixed-wing aircraft platforms.
In addition, revenues for our industrial end-use markets for the three months ended June 29, 2024 decreased $3.4 million compared to the three months ended July 1, 2023 mainly due to our selectively pruning non-core business.
Net revenues for the six months ended June 29, 2024 were $387.8 million, compared to $368.5 million for the six months ended July 1, 2023. The year-over-year increase in our key end-use markets were primarily due to the following:
•$18.0 million higher revenues in our commercial aerospace end-use markets due to higher rates on select single-aisle and twin-aisle aircraft, buffer stock for the Monrovia performance center closure, growth in regional and business aircraft platforms, partially offset by lower revenues from in-flight entertainment; and
•$4.4 million higher revenues in our military and space end-use markets due to higher rates on naval and submarine platforms, naval and rotary-wing aircraft platforms, and various radar platforms, partially offset by lower rates on fixed-wing aircraft platforms and various missile platforms.
In addition, revenues for our industrial end-use markets for the six months ended June 29, 2024 decreased $3.1 million compared to the six months ended July 1, 2023 mainly due to our selectively pruning non-core business.

Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Boeing Company	9.1%	8.0%	8.6%	7.8%
Lockheed Martin Corporation	5.6%	4.2%	5.2%	4.2%
Northrop Grumman Corporation	5.2%	6.4%	5.1%	5.8%
RTX Corporation	16.4%	14.3%	15.6%	15.3%
Spirit AeroSystems Holdings, Inc.	6.6%	5.7%	6.3%	6.4%
Viasat, Inc.	3.2%	4.9%	3.5%	5.2%
Total top ten customers (1)	56.8%	56.5%	55.6%	57.4%
(1)Includes The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), RTX Corporation (“RTX”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and Viasat, Inc. (“Viasat”) for the three and six months ended June 29, 2024 and July 1, 2023.
Boeing, Lockheed, Northrop, RTX, Spirit, and Viasat represented the following percentages of total accounts receivable:

	June 29, 2024	December 31, 2023
Boeing	12.4%	7.5%
Lockheed	3.2%	1.3%
Northrop	4.6%	2.5%
RTX	14.4%	16.4%
Spirit	3.1%	4.2%
Viasat	3.5%	8.3%
The net revenues and accounts receivable from Boeing, Lockheed, Northrop, RTX, Spirit, and Viasat are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues increased year-over-year with the three months ended June 29, 2024 of 26.0%, compared to the three months ended July 1, 2023 of 21.4% primarily due to higher manufacturing volume and favorable product mix, partially offset by higher other manufacturing costs.
Gross profit as a percentage of net revenues increased year-over-year with the six months ended June 29, 2024 of 25.3%, compared to the six months ended July 1, 2023 of 20.9% primarily due to higher manufacturing volume and favorable product mix, partially offset by higher other manufacturing costs.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $5.7 million year-over-year in the three months ended June 29, 2024 compared to the three months ended July 1, 2023 primarily due to higher professional services fees of $2.9 million, of which $1.4 million was related to the unsolicited non-binding offer to acquire all common stock outstanding of Ducommun Incorporated, and BLR SG&A expenses of $1.3 million which did not exist until the acquisition of BLR was completed at the end of April 2023.
SG&A expenses increased $12.4 million year-over-year in the six months ended June 29, 2024 compared to the six months ended July 1, 2023 primarily due to BLR SG&A expenses of $6.8 million which did not exist until the acquisition of BLR was completed at the end of April 2023, higher professional services fees of $2.2 million, of which $1.4 million was related to the unsolicited non-binding offer to acquire all common stock outstanding of Ducommun Incorporated, and higher compensation and benefits expense of $1.8 million.
Restructuring Charges
Restructuring charges decreased $2.7 million and $5.5 million (including $0.9 million recorded as cost of sales in both periods) year-over-year in the three and six months ended June 29, 2024, compared to the three and six months ended July 1, 2023, respectively, primarily due to the winding down of the previously disclosed restructuring plan that was approved and commenced in April 2022. See Note 3 for further information.
Interest Expense
Interest expense decreased $1.8 million and $2.1 million year-over-year in the three and six months ended June 29, 2024, compared to the three and six months ended July 1, 2023, respectively, primarily due to the interest rate swaps that became effective as of January 1, 2024, along with a lower debt balance.
Income Tax Expense
We recorded income tax expense of $2.2 million for the three months ended June 29, 2024 compared to $1.0 million for the three months ended July 1, 2023. The increase in income tax expense for the second quarter of 2024 compared to the second quarter of 2023 was primarily due to higher pre-tax income and higher income tax expense related to non-deductible book compensation expenses in the second quarter of 2024 compared to the second quarter of 2023. The increase in income tax expense was partially offset by higher income tax benefits related to the U.S. Federal research and development credit recognized in the second quarter of 2024 compared to the second quarter of 2023.
We recorded income tax expense of $4.1 million for the six months ended June 29, 2024 compared to $1.8 million for the six months ended July 1, 2023. The increase in income tax expense for the six months ended June 29, 2024 compared to the six months ended July 1, 2023 was primarily due to higher pre-tax income and higher income tax expense related to non-deductible book compensation expenses in the six months ended June 29, 2024 compared to the six months ended July 1, 2023. The increase in income tax expense was partially offset by higher income tax benefits related to the U.S. Federal research and development credit recognized in the six months ended June 29, 2024 compared to the six months ended July 1, 2023.
Our total amount of unrecognized tax benefits was $4.8 million and $4.5 million as of June 29, 2024 and December 31, 2023, respectively. If recognized, $3.0 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of June 29, 2024 and December 31, 2023 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2024, we expect decreases to our unrecognized tax benefits of approximately $1.0 million in the next twelve months.
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
Net Income and Earnings per Share
Net income and earnings per share for the three months ended June 29, 2024 were $7.7 million, or 3.9% of revenues, or $0.52 per diluted share, compared to $2.4 million, or 1.3% of revenues, or $0.17 per diluted share, for the three months ended July 1, 2023. The increase in net income for the three months ended June 29, 2024 compared to the three months ended July 1, 2023 was primarily due to higher gross profit of $11.1 million and lower restructuring charges of $2.7 million ($0.9 million was recorded as cost of sales), partially offset by higher SG&A expenses of $5.7 million and lower other income of $4.1 million. A portion of the higher SG&A expenses were due to BLR SG&A expenses of $1.3 million which did not exist until the end of April 2023.
Net income and earnings per share for the six months ended June 29, 2024 were $14.6 million, or 3.8% of revenues, or $0.97 per diluted share, compared to $7.6 million, or 2.1% of revenues, or $0.58 per diluted share, for the six months ended July 1, 2023. The increase in net income for the six months ended June 29, 2024 compared to the six months ended July 1, 2023 was primarily due to higher gross profit of $21.3 million and lower restructuring charges of $5.5 million ($0.9 million was recorded as cost of sales), partially offset by higher SG&A expenses of $12.4 million and lower other income of $7.9 million. A portion of the higher SG&A expenses were due to BLR SG&A expenses of $6.8 million which did not exist until the end of April 2023.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and six months ended June 29, 2024 and July 1, 2023:

	Three Months Ended					Six Months Ended
	%	(Dollars in thousands)		% of Net Revenues		%	(Dollars in thousands)		% of Net Revenues
	Change	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	Change	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net Revenues
Electronic Systems	(5.3)%	$101,440	$107,124	51.5%	57.2%	(1.8)%	$208,979	$212,750	53.9%	57.7%
Structural Systems	19.2%	95,560	80,196	48.5%	42.8%	14.8%	178,868	155,761	46.1%	42.3%
Total Net Revenues	5.2%	$197,000	$187,320	100.0%	100.0%	5.2%	$387,847	$368,511	100.0%	100.0%
Segment Operating Income
Electronic Systems		$16,806	$9,528	16.6%	8.9%		$35,775	$19,539	17.1%	9.2%
Structural Systems		10,559	5,385	11.0%	6.7%		13,427	10,130	7.5%	6.5%
		27,365	14,913				49,202	29,669
Corporate General and Administrative Expenses (1)		(13,441)	(9,908)	(6.8)%	(5.3)%		(22,656)	(18,292)	(5.8)%	(5.0)%
Total Operating Income		$13,924	$5,005	7.1%	2.7%		$26,546	$11,377	6.8%	3.1%
Adjusted EBITDA
Electronic Systems
Operating Income		$16,806	$9,528				$35,775	$19,539
Other Income		—	222				—	222
Depreciation and Amortization		3,662	3,561				7,294	7,059
Stock-Based Compensation Expense (2)		91	119				171	251
Restructuring Charges		—	2,071				459	3,945
		20,559	15,501	20.3%	14.5%		43,699	31,016	20.9%	14.6%
Structural Systems
Operating Income		10,559	5,385				13,427	10,130
Depreciation and Amortization		4,547	4,335				9,209	8,767
Stock-Based Compensation Expense (3)		70	101				156	203
Restructuring Charges		2,111	2,612				3,022	4,908
Guaymas Fire Related Expenses		—	1,880				—	3,348
Other Fire Related Expenses		—	477				—	477
Inventory Purchase Accounting Adjustments		291	766				1,082	766
		17,578	15,556	18.4%	19.4%		26,896	28,599	15.0%	18.4%
Corporate General and Administrative Expenses (1)
Operating Loss		(13,441)	(9,908)				(22,656)	(18,292)
Depreciation and Amortization		36	58				95	117
Stock-Based Compensation Expense (4)		3,867	4,816				7,959	7,663
Restructuring Charges		—	86				—	86
Professional Fees Related to Unsolicited Non-Binding Acquisition Offer		1,374	—				1,374	—
		(8,164)	(4,948)				(13,228)	(10,426)
Adjusted EBITDA		$29,973	$26,109	15.2%	13.9%		$57,367	$49,189	14.8%	13.3%
Capital Expenditures
Electronic Systems		$1,143	$1,923				$1,939	$3,774
Structural Systems		1,353	4,111				2,877	7,241
Corporate Administration		723	—				3,148	—
Total Capital Expenditures		$3,219	$6,034				$7,964	$11,015

(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
(2)The three and six months ended June 29, 2024 each included less than $0.1 million of stock-based compensation expense recorded as cost of sales. The three and six months ended July 1, 2023 included less than $0.1 million and $0.1 million, respectively, of stock-based compensation expense recorded as cost of sales.
(3)The three and six months ended June 29, 2024 included less than $0.1 million and $0.1 million, respectively, of stock-based compensation expense recorded as cost of sales. The three and six months ended July 1, 2023 each included less than $0.1 million of stock-based compensation expense recorded as cost of sales.
(4)The three and six months ended June 29, 2024 included $0.5 million and $1.9 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and six months ended July 1, 2023 included $0.8 million and $1.2 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.
Electronic Systems
Electronic Systems net revenues in the three months ended June 29, 2024 compared to the three months ended July 1, 2023 decreased $5.7 million primarily due to the following in our key end-use markets:
•$1.8 million lower revenues in our military and space end-use markets due to lower rates on fixed-wing aircraft platforms, partially offset by higher rates on naval and submarine platforms and rotary-wing aircraft platforms; and
•$0.5 million lower revenues in our commercial aerospace end-use markets due to lower in-flight entertainment revenues, partially offset by higher rates on regional and business aircraft and selected single-aisle and twin-aisle aircraft platforms.
In addition, revenues for our industrial end-use markets for the three months ended June 29, 2024 decreased $3.4 million compared to the three months ended July 1, 2023 mainly due to our selectively pruning non-core business.
Electronic Systems net revenues in the six months ended June 29, 2024 compared to the six months ended July 1, 2023 decreased $3.8 million primarily due to the following in our key end-use markets:
•$2.6 million lower revenues in our military and space end-use markets due to lower rates on fixed-wing aircraft platforms, partially offset by higher rates on naval and submarine platforms, various radar platforms, and rotary-wing platforms; partially offset by
•$1.9 million higher revenues in our commercial aerospace end-use markets due to higher rates on select single-aisle and twin-aisle aircraft and growth in regional and business aircraft platforms, partially offset by lower revenues from in-flight entertainment.
In addition, revenues for our industrial end-use markets for the six months ended June 29, 2024 decreased $3.1 million compared to the six months ended July 1, 2023 mainly due to our selectively pruning non-core business.
Electronic Systems segment operating income in the three months ended June 29, 2024 compared to the three months ended July 1, 2023 increased $7.3 million primarily due to higher manufacturing volume, favorable product mix, and lower restructuring charges.
Electronic Systems segment operating income in the six months ended June 29, 2024 compared to the six months ended July 1, 2023 increased $16.2 million primarily due to favorable product mix, higher manufacturing volume, and lower restructuring charges.
Structural Systems
Structural Systems net revenues in the three months ended June 29, 2024 compared to the three months ended July 1, 2023 increased $15.4 million primarily due to the following:
•$10.4 million higher revenues in our commercial aerospace end-use markets due to higher production on selected single-aisle and twin-aisle aircraft, buffer stock build for the Monrovia performance center closure, and growth in various business jet platforms; and
•$5.0 million higher revenues in our military and space end-use markets due to higher rates on fixed-wing and rotary-wing aircraft platforms.
Structural Systems net revenues in the six months ended June 29, 2024 compared to the six months ended July 1, 2023 increased $23.1 million primarily due to the following:
•$16.1 million higher revenues in our commercial aerospace end-use markets due to higher rates on selected single-aisle and twin-aisle aircraft, buffer stock build, partially offset by lower rates on in-flight entertainment; and
•$7.0 million higher revenues in our military and space end-use markets due to higher rates on fixed-wing and rotary-wing aircraft platforms, and naval and submarine platforms, partially offset by lower rates on missile platforms.

The Structural Systems segment operating income in the three months ended June 29, 2024 compared to the three months ended July 1, 2023 increased $5.2 million primarily due to higher manufacturing volume, favorable product mix, and lower Guaymas fire related expenses.
The Structural Systems segment operating income in the six months ended June 29, 2024 compared to the six months ended July 1, 2023 increased $3.3 million primarily due to higher manufacturing volume, favorable product mix, lower Guaymas fire related expenses, and lower restructuring charges, partially offset by higher costs associated with the wind down of our Monrovia performance center.
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
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico. We have insurance coverage and up to a capped amount, expect these items will be covered, less our deductible. The full financial impact cannot be estimated at this time as we are currently working with our insurance carriers to determine the cause of the fire. The loss of production from the Guaymas performance center was absorbed by our other existing performance centers, however, we have reestablished and are in the process of certification with various customers and ramping up our manufacturing capabilities in a different leased facility in Guaymas. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center. In addition, subsequent to the quarter end, we received a subrogation demand from our landlord’s insurer, which we are currently evaluating. As responsibility for the fire is still undetermined, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or partly responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results. See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased $3.5 million for the three months ended June 29, 2024 compared to the three months ended July 1, 2023 primarily due to higher professional services fees of $2.9 million, of which $1.4 million was related to the unsolicited non-binding offer to acquire all common stock outstanding of Ducommun Incorporated.
CG&A expenses increased $4.4 million for the six months ended June 29, 2024 compared to the six months ended July 1, 2023 primarily due to higher professional services fees of $2.1 million, of which $1.4 million was related to the unsolicited non-binding offer to acquire all common stock outstanding of Ducommun Incorporated, and higher compensation and benefits expense of $1.5 million.

Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, professional fees related to unsolicited non-binding acquisition offer, Guaymas fire related expenses, insurance recoveries related to loss on operating assets, and inventory purchase accounting adjustments (“Adjusted EBITDA”) were $30.0 million and $26.1 million for the three months ended June 29, 2024 and July 1, 2023, respectively.
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
•Professional fees related to unsolicited non-binding acquisition offer may be useful to our investors in evaluating our core operating performance;
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
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$7,724	$2,374	$14,573	$7,605
Interest expense	3,975	5,735	7,858	9,954
Income tax expense	2,225	955	4,115	1,763
Depreciation	4,038	3,932	8,054	7,672
Amortization	4,207	4,022	8,544	8,271
Stock-based compensation expense (1)	4,028	5,036	8,286	8,117
Restructuring charges (2)	2,111	4,769	3,481	8,939
Professional fees related to unsolicited non-binding acquisition offer	1,374	—	1,374	—
Guaymas fire related expenses	—	1,880	—	3,348
Other fire related expenses	—	477	—	477
Insurance recoveries related to loss on operating assets	—	(1,677)	—	(5,563)
Insurance recoveries related to business interruption	—	(2,160)	—	(2,160)
Inventory purchase accounting adjustments	291	766	1,082	766
Adjusted EBITDA	$29,973	$26,109	$57,367	$49,189
Net income as a % of net revenues	3.9%	1.3%	3.8%	2.1%
Adjusted EBITDA as a % of net revenues	15.2%	13.9%	14.8%	13.3%
(1) The three and six months ended June 29, 2024 included $0.5 million and $1.9 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and six months ended July 1, 2023 included $0.8 million and $1.2 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and six months ended June 29, 2024 each included $0.1 million of stock-based compensation expense recorded as cost of sales. The three and six months ended July 1, 2023 each included $0.2 million of stock-based compensation expense recorded as cost of sales.
(2) The three and six months ended June 29, 2024 each included $0.9 million of restructuring charges that were recorded as cost of sales.

Backlog
We define backlog as customer placed purchase orders (“POs”) and long-term agreements (“LTAs”) with firm fixed price and expected delivery dates of 24 months or less. The majority of the LTAs do not meet the definition of a contract under ASC 606, and thus, the backlog amount disclosed below is greater than the remaining performance obligations amount disclosed in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues. Backlog in industrial markets tends to be of a shorter duration and is generally fulfilled within a three month period. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues.
The increase in backlog was primarily in the military and space end-use markets and commercial aerospace end-use markets. $668.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of June 29, 2024 and December 31, 2023:

	(Dollars in thousands)
	Change	June 29, 2024	December 31, 2023
Consolidated Ducommun
Military and space	$65,333	$592,476	$527,143
Commercial aerospace	21,576	451,070	429,494
Industrial	(12,462)	24,469	36,931
Total	$74,447	$1,068,015	$993,568
Electronic Systems
Military and space	$49,760	$447,441	$397,681
Commercial aerospace	(2,393)	85,601	87,994
Industrial	(12,462)	24,469	36,931
Total	$34,905	$557,511	$522,606
Structural Systems
Military and space	$15,573	$145,035	$129,462
Commercial aerospace	23,969	365,469	341,500
Total	$39,542	$510,504	$470,962

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	June 29,	December 31,
	2024	2023
Total debt, including long-term portion	$262.9	$266.0
Weighted-average interest rate on debt	7.36%	7.53%
Term Loans interest rate	7.12%	6.93%
Cash and cash equivalents	$29.4	$42.9
Unused Revolving Credit Facility	$176.0	$176.0
In July 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively, represent our new credit facilities (“2022 Credit Facilities”). In conjunction with the closing of the 2022 Credit Facilities, we utilized the entire $250.0 million of proceeds from the 2022 Term Loan plus our existing cash on hand to pay off our entire debt balance outstanding of $254.2 million under our prior credit facilities. At the same leverage ratio, the interest rate spread in the 2022 Credit Facilities is lower than the interest rate spread under our prior credit facilities. Interest payments are typically paid either on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. Further, the undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio, typically paid on a quarterly basis, on the last business day each quarter. However, the 2022 Revolving Credit Facility does not require any principal installment payments. As of June 29, 2024, we were in compliance with all covenants required under the 2022 Credit Facilities. See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
For each of the three months ended June 29, 2024 and July 1, 2023, we made the required quarterly amortization payments on the 2022 Term Loan of $1.6 million. For each of the six months ended June 29, 2024 and July 1, 2023, we made the required amortization payments on the 2022 Term Loan of $3.1 million. We made no voluntary prepayments on our term loans during each of the three and six months ended June 29, 2024 and July 1, 2023.
In April 2022, management approved and commenced a restructuring plan that will position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. As of June 29, 2024, we estimate the remaining amount of charges related to this initiative will be $3.0 million to $4.0 million in total pre-tax restructuring charges through early 2025 for employee separation and other facility consolidation related expense. The restructuring accrual for severance and benefits of $4.5 million as of June 29, 2024 are expected to be paid out through 2024. On an annualized basis, we anticipate these restructuring actions will result in total cost savings of $11.0 million to $13.0 million. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
In May 2023, we completed a public offering of our common stock resulting in net proceeds of $85.1 million. The net proceeds of the public stock offering along with cash on hand were used to pay down $85.2 million on the 2022 Revolving Credit Facility that was drawn on and utilized to complete the acquisition of BLR. See Note 2, Note 8, and Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
Cash Flow Summary
Net cash provided by operating activities for the six months ended June 29, 2024 was $1.8 million, compared to a net cash used of $9.7 million for the six months ended July 1, 2023. The higher net cash provided by operating activities during the first six months of 2024 was mainly due to higher net income and higher accounts payable, partially offset by higher contract assets.
Net cash used in investing activities was $8.3 million for the six months ended June 29, 2024, compared to $125.3 million in the six months ended July 1, 2023. The lower net cash used in investing activities during the first six months of 2024 compared to the prior year period was mainly due to no acquisitions in the first six months of 2024.
Net cash used in financing activities was $7.0 million for the six months ended June 29, 2024, compared to a net cash provided by financing activities of $111.6 million for the six months ended July 1, 2023. The higher net cash used in financing activities during the first six months of 2024 was mainly due to the issuance of common stock in a public offering in the first six months of 2023 that did not recur in 2024 and lower net borrowings in the first six months of 2024.
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
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended June 29, 2024.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At June 29, 2024, we had total borrowings of $262.9 million under our 2022 Credit Facilities.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 29, 2024. The Company had previously reported a material weakness in internal control over financial reporting related to not designing and maintaining effective controls over the accuracy of contract terms and the reasonableness of gross margin assumptions used to recognize revenue. Specifically, the Company did not verify that amendments to purchase orders and gross margin percentage assumptions used in the Company’s revenue recognition analysis were properly reviewed at a sufficient level of precision, which was described in Item 9A in the Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. As a result of the material weakness in the Company’s internal control over financial reporting, which was not remediated as of June 29, 2024, the CEO and CFO concluded the Company’s disclosure controls and procedures were not effective as of June 29, 2024.
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
While significant progress has been made to enhance our internal control over financial reporting relating to the material weakness, additional time will be required to assess and ensure the sustainability of these processes and procedures. We expect to complete the assessment and ensure sustainability of these processes and procedures during 2024; however, we cannot make any assurances that such actions will be completed during 2024. Until the remediation steps set forth above are fully implemented and concluded to be operating effectively, the material weakness described above will continue to exist.
Changes in Internal Control over Financial Reporting
Except as otherwise discussed above under “Remediation of Material Weakness,” there were no other changes in our internal control over financial reporting during the three months ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2023 for a discussion of our risk factors. Other than the risk factor below, there have been no material changes during the three months ended June 29, 2024 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2023.

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
3.3 Amended and Restated Bylaws of Ducommun Incorporated, dated as of June 28, 2024.
*10.1 2024 Employee Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 25, 2024.
*10.2 Key Executive Severance Agreement, dated May 9, 2024, between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on May 10, 2024.
*10.3 Form of Key Executive Severance Agreement between Ducommun Incorporated and each of its executive officers (except Stephen G. Oswald). Incorporated by reference to Exhibit 99.2 to Form 8-K filed on May 10, 2024.
*10.4 Form of Performance Stock Unit Agreement for 2024 and after.
*10.5 Form of Cash-Based Long-Term Incentive Award Agreement for 2024 and after.
*10.6 Form of Revenue Performance Stock Unit Agreement for 2024 and after.
*10.7 Form of Revenue Performance Cash-Based Long-Term Incentive Award Agreement for 2024 and after.
*10.8 Form of Restricted Stock Unit Agreement (for NQDCP Participants) for 2024 and after.
*10.9 Form of Stock Option Agreement for 2024 and after.
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

DUCOMMUN INCORPORATED
(Registrant)

Date: August 8, 2024	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Suman B. Mookerji
Suman B. Mookerji
Senior Vice President, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)