Form 10-Q
period 2024-09-28
DUCOMMUN INC /DE/
filed 2024-11-07
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2024, the registrant had 14,779,300 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	September 28, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$37,266	$42,863
Accounts receivable, net of allowance for credit losses of $2,681 and $2,006 at September 28, 2024 and December 31, 2023, respectively	107,730	104,692
Contract assets	221,434	177,686
Inventories	185,773	199,201
Production cost of contracts	5,650	7,778
Other current assets	12,507	17,349
Total Current Assets	570,360	549,569
Property and Equipment, Net of Accumulated Depreciation of $191,685 and $181,412 at September 28, 2024 and December 31, 2023, respectively	109,652	111,379
Operating Lease Right-of-Use Assets	30,613	29,513
Goodwill	244,600	244,600
Intangibles, Net	153,779	166,343
Deferred Income Taxes	5,107	641
Other Assets	15,806	18,874
Total Assets	$1,129,917	$1,120,919
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$75,430	$72,265
Contract liabilities	36,875	53,492
Accrued and other liabilities	46,126	42,260
Operating lease liabilities	8,328	7,873
Current portion of long-term debt	10,938	7,813
Total Current Liabilities	177,697	183,703
Long-Term Debt, Less Current Portion	245,988	256,961
Non-Current Operating Lease Liabilities	23,361	22,947
Deferred Income Taxes	496	4,766
Other Long-Term Liabilities	16,803	16,448
Total Liabilities	464,345	484,825
Commitments and Contingencies (Notes 10, 12)
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 14,776,627 and 14,600,766 shares issued and outstanding at September 28, 2024 and December 31, 2023, respectively	148	146
Additional Paid-In Capital	213,471	206,197
Retained Earnings	446,701	421,980
Accumulated Other Comprehensive Income	5,252	7,771
Total Shareholders’ Equity	665,572	636,094
Total Liabilities and Shareholders’ Equity	$1,129,917	$1,120,919
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net Revenues	$201,412	$196,250	$589,259	$564,761
Cost of Sales	148,736	151,648	438,401	443,270
Gross Profit	52,676	44,602	150,858	121,491
Selling, General and Administrative Expenses	35,486	32,182	104,498	88,755
Restructuring Charges	1,924	3,811	4,548	12,750
Operating Income	15,266	8,609	41,812	19,986
Interest Expense	(3,829)	(5,370)	(11,687)	(15,324)
Other Income	—	—	—	7,945
Income Before Taxes	11,437	3,239	30,125	12,607
Income Tax Expense	1,289	26	5,404	1,789
Net Income	$10,148	$3,213	$24,721	$10,818
Earnings Per Share
Basic earnings per share	$0.69	$0.22	$1.68	$0.81
Diluted earnings per share	$0.67	$0.22	$1.65	$0.79
Weighted-Average Number of Common Shares Outstanding
Basic	14,806	14,625	14,758	13,408
Diluted	15,039	14,814	14,981	13,661
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net Income	$10,148	$3,213	$24,721	$10,818
Other Comprehensive (Loss) Income, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $14 and $13 for the three months ended September 28, 2024 and September 30, 2023, respectively, and $43 and $40 for the nine months ended September 28, 2024 and September 30, 2023, respectively	43	42	129	125
Change in net unrealized gains on cash flow hedges, net of tax (benefit) expense of $(1,543) and $1,413 for the three months ended September 28, 2024 and September 30, 2023, respectively, and $(806) and $1,719 for the nine months ended September 28, 2024 and September 30, 2023, respectively	(5,060)	4,537	(2,648)	5,523
Other Comprehensive (Loss) Income, Net of Tax	(5,017)	4,579	(2,519)	5,648
Comprehensive Income	$5,131	$7,792	$22,202	$16,466
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	12,106,285	$121	$112,042	$406,052	$7,745	$525,960
Net income	—	—	—	7,605	—	7,605
Other comprehensive income, net of tax	—	—	—	—	1,069	1,069
Issuance of common stock in public offering, net of issuance costs	2,300,000	23	85,084	—	—	85,107
Employee stock purchase plan	26,833	—	1,307	—	—	1,307
Stock options exercised	27,332	—	807	—	—	807
Stock awards vested	228,063	3	(3)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(118,924)	(1)	(6,621)	—	—	(6,622)
Stock-based compensation	—	—	6,910	—	—	6,910
Balance at July 1, 2023	14,569,589	146	199,526	413,657	8,814	622,143
Net income	—	—	—	3,213	—	3,213
Other comprehensive income, net of tax	—	—	—	—	4,579	4,579
Employee stock purchase plan	25,378	—	1,314	—	—	1,314
Stock awards vested	2,360	—	—	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(948)	—	(53)	—	—	(53)
Stock-based compensation	—	—	4,206	—	—	4,206
Balance at September 30, 2023	14,596,379	$146	$204,993	$416,870	$13,393	$635,402

Balance at December 31, 2023	14,600,766	$146	$206,197	$421,980	$7,771	$636,094
Net income	—	—	—	14,573	—	14,573
Other comprehensive income, net of tax	—	—	—	—	2,498	2,498
Employee stock purchase plan	28,773	—	1,190	—	—	1,190
Stock options exercised	11,947	—	415	—	—	415
Stock awards vested	210,159	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(104,724)	(1)	(5,288)	—	—	(5,289)
Stock-based compensation	—	—	6,418	—	—	6,418
Balance at June 29, 2024	14,746,921	147	208,930	436,553	10,269	655,899
Net income	—	—	—	10,148	—	10,148
Other comprehensive income, net of tax	—	—	—	—	(5,017)	(5,017)
Employee stock purchase plan	26,447	—	1,132	—	—	1,132
Stock options exercised	8,933	—	358	—	—	358
Stock awards vested	2,205	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(7,879)	—	(508)	—	—	(508)
Stock-based compensation	—	—	3,560	—	—	3,560
Balance at September 28, 2024	14,776,627	$148	$213,471	$446,701	$5,252	$665,572
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash Flows from Operating Activities
Net Income	$24,721	$10,818
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	25,129	24,421
Non-cash operating lease cost	6,329	5,982
Inventory write down and property and equipment impairment due to restructuring	—	819
Stock-based compensation expense	12,753	13,769
Deferred income taxes	(7,972)	(5,088)
Provision for credit losses	675	723
Recognition of insurance recoveries	—	(3,886)
Other	190	180
Changes in Assets and Liabilities:
Accounts receivable	(3,713)	2,833
Contract assets	(43,748)	139
Inventories	13,428	(31,967)
Production cost of contracts	1,902	(861)
Other assets	4,129	(289)
Accounts payable	3,298	(12,381)
Contract liabilities	(16,617)	4,409
Operating lease liabilities	(6,300)	(5,740)
Accrued and other liabilities	1,552	690
Net Cash Provided by Operating Activities	15,756	4,571
Cash Flows from Investing Activities
Purchases of property and equipment	(10,280)	(16,032)
Proceeds from sale of assets	—	404
Payments for acquisition of BLR Aerospace L.L.C., net of cash acquired	—	(114,378)
Net Cash Used in Investing Activities	(10,280)	(130,006)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	20,000	152,500
Repayments of senior secured revolving credit facility	(25,000)	(123,700)
Repayments of term loan	(3,125)	(4,688)
Repayments of other debt	(246)	(250)
Proceeds from issuance of common stock in public offering, net of issuance costs	—	85,107
Net cash paid upon issuance of common stock under stock plans	(2,702)	(2,585)
Net Cash (Used in) Provided by Financing Activities	(11,073)	106,384
Net Decrease in Cash and Cash Equivalents	(5,597)	(19,051)
Cash and Cash Equivalents at Beginning of Period	42,863	46,246
Cash and Cash Equivalents at End of Period	$37,266	$27,195
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
In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Form 10-Q. The results of operations for the three and nine months ended September 28, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.
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
New Board of Directors
Subsequent to our quarter ended September 28, 2024, effective as of November 5, 2024, we appointed two new independent directors, Daniel G. Korte and Daniel L. Boehle, to the Board.
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
Supplemental Cash Flow Information

	(Dollars in thousands)
	Nine Months Ended
	September 28, 2024	September 30, 2023
Interest paid, net	$9,452	$14,528
Taxes paid, net	$8,194	$10,322
Non-cash activities:
Purchases of property and equipment not paid	$674	$958
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$10,148	$3,213	$24,721	$10,818
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	14,806	14,625	14,758	13,408
Dilutive potential common shares	233	189	223	253
Diluted weighted-average common shares outstanding	15,039	14,814	14,981	13,661
Earnings per share
Basic	$0.69	$0.22	$1.68	$0.81
Diluted	$0.67	$0.22	$1.65	$0.79
Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Stock options and stock units	2	82	50	45
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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended September 28, 2024.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, and we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements with an aggregate notional amount of $150.0 million, all with an effective date of January 1, 2024 (“Forward Interest Rate Swaps”), to manage our exposure to interest rate movements on a portion of our debt. At the time we entered into the Forward Interest Rate Swaps, there was a high probability of forecasted interest payments on our debts occurring and the swaps were highly effective in offsetting those interest payments; therefore, we elected to apply cash flow hedge accounting. In July 2022, as a result of refinancing all our existing debt, which allowed borrowing based on a Secured Overnight Financing Rate (“SOFR”), we were required to complete an amendment of the Forward Interest Rate Swaps from One Month London Interbank Offered Rate (“LIBOR”) to One Month Term SOFR (“Amended Forward Interest Rate Swaps”), which occurred on the same day. After the transition of the Forward Interest Rate Swaps and debt to SOFR was completed, we determined the hedging relationships were still highly effective as of the amendment date. See Note 4 and Note 8. As of September 28, 2024, all of our derivative instruments were designated as cash flow hedges.
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
Net cumulative favorable and unfavorable catch-up adjustments to contracts had the following impact on our operating results:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Total net revenues	$(1,054)	$(549)	$(2,602)	$(7,989)
Operating income	$(1,054)	$(549)	$(2,602)	$(7,989)

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
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the condensed consolidated balance sheets. As of September 28, 2024 and December 31, 2023, provision for estimated losses on contracts were $3.7 million and $5.4 million, respectively. It is reasonably possible we may incur additional losses in the future.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of September 28, 2024 and December 31, 2023, production cost of contracts were $5.7 million and $7.8 million, respectively.
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	September 28, 2024	December 31, 2023
Contract assets	$221,434	$177,686
Contract liabilities	$36,875	$53,492
The increase in our contract assets as of September 28, 2024 compared to December 31, 2023 was primarily due to a net increase of products in work in process in the current period.
The decrease in our contract liabilities as of September 28, 2024 compared to December 31, 2023 was primarily due to a net decrease of advance or progress payments received from our customers in the current period. We recognized $30.6 million of the contract liabilities as of December 31, 2023 as revenues during the nine months ended September 28, 2024.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of September 28, 2024 totaled $957.0 million. Of the remaining performance obligations as of September 28, 2024, we anticipate recognizing an estimated 65% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2025 and beyond.

Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Consolidated Ducommun
Military and space	$111,402	$104,806	$310,869	$299,846
Commercial aerospace	84,626	81,791	251,186	230,375
Industrial	5,384	9,653	27,204	34,540
Total	$201,412	$196,250	$589,259	$564,761

Electronic Systems
Military and space	$85,433	$75,580	$227,925	$220,679
Commercial aerospace	24,595	25,474	69,262	68,238
Industrial	5,384	9,653	27,204	34,540
Total	$115,412	$110,707	$324,391	$323,457

Structural Systems
Military and space	$25,969	$29,226	$82,944	$79,167
Commercial aerospace	60,031	56,317	181,924	162,137
Total	$86,000	$85,543	$264,868	$241,304
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance is effective for fiscal years beginning after December 15, 2023, which is our annual period beginning January 1, 2024, and interim periods within fiscal years beginning after December 15, 2024, which will be our interim period beginning January 1, 2025. Early adoption is permitted. We will be implementing the requirements of this standard in our Annual Report on Form 10-K for 2024.
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
Acquisition related transaction costs were not included as components of consideration transferred but have been expensed as incurred. Total acquisition-related transaction costs incurred by us were zero for each of the three months ended September 28, 2024 and September 30, 2023, and zero and $1.3 million during the nine months ended September 28, 2024 and September 30, 2023, respectively, and charged to selling, general and administrative expenses.
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

Note 3. Restructuring Activities
Summary of 2022 Restructuring Plan
In April 2022, management approved and commenced a restructuring plan that is intended to better position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. During the three and nine months ended September 28, 2024, we recorded total charges of $1.9 million and $5.4 million ($0.9 million of which was recorded as cost of sales), respectively. Cumulative through the nine months ended September 28, 2024, we recorded aggregate total charges of $26.9 million ($1.7 million of which was recorded as cost of sales). As of September 28, 2024, we estimate the remaining amount of charges related to this initiative will be $2.0 million to $3.0 million in total pre-tax restructuring charges through early 2025 for facility consolidation related expenses.
In the Electronics Systems segment, we recorded charges of $0.1 million during the three months ended September 28, 2024 for severance and benefits that were classified as restructuring charges. We recorded charges of $0.4 million and $0.2 million during the nine months ended September 28, 2024, for severance and benefits that were classified as restructuring charges and other restructuring charges, respectively. Cumulative through the nine months ended September 28, 2024, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $10.0 million, $0.3 million, $0.3 million, and $0.2 million, respectively.
In the Structural Systems segment, we recorded $0.7 million and $1.1 million during the three months ended September 28, 2024 for severance and benefits that were classified as restructuring charges and other restructuring charges, respectively. We recorded charges of $1.7 million and $2.3 million during the nine months ended September 28, 2024, for severance and benefits that were classified as restructuring charges and other restructuring charges, respectively. Cumulative through the nine months ended September 28, 2024, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment/impairment of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $7.6 million, $2.0 million, $1.4 million, and $5.1 million, respectively.
Our restructuring activities during the nine months ended September 28, 2024 were as follows (in thousands):

	December 31, 2023	Nine Months Ended September 28, 2024				September 28, 2024
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$5,389	$2,116	$(4,079)	$—	$—	$3,426
Inventory write down	—	857	—	(857)	—	—
Other	—	2,432	(2,432)	—	—	—
Ending balance	$5,389	$5,405	$(6,511)	$(857)	$—	$3,426
The restructuring activities accrual for severance and benefits of $3.4 million as of September 28, 2024 was included as part of accrued and other liabilities and is expected to be paid out through early 2025.

Note 4. Derivative Financial Instruments

Cash Flow Hedges

Our cash flow hedges consists of forward interest rate swaps to manage our exposure to interest rate movements on a portion of our debt through January 1, 2031. Our forward interest rate swaps hedge forecasted transactions through January 1, 2031.

The notional amounts of derivative instruments are as follows:

	(Dollars in thousands)
	September 28, 2024	December 31, 2023
Derivative instruments designated as hedging instruments:
Interest rate contracts	$150,000	$150,000

The following table summarizes the fair value and presentation on the condensed consolidated balance sheets for derivative instruments:

		(Dollars in thousands)
	Balance Sheet Location	September 28, 2024	December 31, 2023
Derivative instruments designated as hedging instruments:
Interest rate contracts	Other assets, current	$3,143	$4,046
	Other assets	9,419	11,595

Accumulated other comprehensive income activities during the nine months ended September 28, 2024 were as follows (in thousands):

	December 31, 2023	Nine Months Ended September 28, 2024		September 28, 2024
	Balance	Changes in Fair Value Recognized	Change in Estimates	Balance
Cash flow hedges, before tax totals	$15,641	$594	$(4,048)	$12,187

Unrealized (losses) gains associated with our hedging transactions recognized in other comprehensive income are presented in the following table:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Recognized in other comprehensive income, net of tax:
Interest rate contracts	$(5,060)	$4,537	$(2,648)	$5,523

We reclassified gains associated with our cash flow hedges from accumulated other comprehensive income to the condensed income statements when the Forward Interest Rate Swaps became effective as of January 1, 2024 and are presented in the following table:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest rate contracts:
Interest expense	$1,350	$—	$4,048	$—

The pre-tax deferred gains recorded in other comprehensive income that will mature in the next 12 months total $2.9 million.

Note 5. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	September 28, 2024	December 31, 2023
Raw materials and supplies	$153,769	$174,624
Work in process	28,193	22,060
Finished goods	3,811	2,517
Total	$185,773	$199,201

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
No material adverse factors/changes have occurred since the fourth quarter of 2023 that would require us to perform another qualitative or quantitative assessment. As such, for the third quarter of 2024, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
In April 2023, we completed the acquisition of BLR. The excess of the purchase price over the aggregate fair values of the net assets was recorded as goodwill. See Note 2 for further information.
The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$127,165	$326,322
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2023	$117,435	$127,165	$244,600
Balance at September 28, 2024	$117,435	$127,165	$244,600

Note 7. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	September 28, 2024	December 31, 2023
Accrued compensation	$33,035	$35,574
Accrued income tax and sales tax	3,164	177
Other	9,927	6,509
Total	$46,126	$42,260

Note 8. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	September 28, 2024	December 31, 2023
Term loan	$239,063	$242,188
Revolving credit facility	18,800	23,800
Total debt	257,863	265,988
Less current portion	(10,938)	(7,813)
Total long-term debt, less current portion	246,925	258,175
Less debt issuance costs - term loan	(937)	(1,214)
Total long-term debt, net of debt issuance costs - term loan	$245,988	$256,961
Debt issuance costs - revolving credit facility (1)	$1,384	$1,761
Weighted-average interest rate	7.35%	7.53%
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

For the three months ended September 28, 2024 and September 30, 2023, we made the required quarterly amortization payments on the 2022 Term Loan of zero and $1.6 million, respectively. The required quarterly amortization payment due on September 30, 2024 is in the fiscal fourth quarter of 2024. For the nine months ended September 28, 2024 and September 30, 2023, we made the required amortization payments on the 2022 Term Loan totaling $3.1 million and $4.7 million, respectively.
As of September 28, 2024, we had $181.0 million of unused borrowing capacity under the 2022 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
As of September 28, 2024, we were in compliance with all covenants required under the 2022 Credit Facilities.
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
We recorded income tax expense of $1.3 million for the three months ended September 28, 2024 compared to less than $0.1 million for the three months ended September 30, 2023. The increase in income tax expense for the third quarter of 2024 compared to the third quarter of 2023 was primarily due to higher pre-tax income and higher income tax expense related to non-deductible book compensation expenses in the third quarter of 2024 compared to the third quarter of 2023. The increase in income tax expense was partially offset by higher income tax benefits related to the U.S. Federal research and development credit recognized in the third quarter of 2024 compared to the third quarter of 2023.
We recorded income tax expense of $5.4 million for the nine months ended September 28, 2024 compared to $1.8 million for the nine months ended September 30, 2023. The increase in income tax expense for the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023 was primarily due to higher pre-tax income and higher income tax expense related to non-deductible book compensation expenses in the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023. The increase in income tax expense was partially offset by higher income tax benefits related to the U.S. Federal research and development credit recognized in the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023.
Our total amount of unrecognized tax benefits was $5.1 million and $4.5 million as of September 28, 2024 and December 31, 2023, respectively. If recognized, $3.3 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of September 28, 2024 and December 31, 2023 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2024, we expect decreases to our unrecognized tax benefits of approximately $1.0 million in the next twelve months.
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

Note 12. Commitments and Contingencies
California’s Wage and Hour Laws Complaint
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Bernardino. We received service of process of this complaint in January 2021. The complaint alleged violations of California’s wage and hour laws relating to our current and former employees and sought attorney’s fees and penalties. We vigorously refuted and defended against these claims and reached a tentative settlement of $0.8 million during the fourth quarter 2021, which was subject to court approval. Thus, we recorded accrued liabilities of $0.8 million as of December 31, 2021. During the second quarter of 2022, additional factual information was identified resulting in an increase in the amount of the tentative settlement to $0.9 million. Therefore, we recorded an additional accrued liabilities of $0.1 million for a total accrued liabilities amount of $0.9 million as of the end of the second quarter of 2022 which remained unchanged as of December 31, 2022 as we were awaiting final court approval of this settlement. Subsequent to final court approval and paying of the $0.9 million in January 2023, during the third quarter of 2023 and upon plaintiff's motion, the court re-opened the settlement agreement to determine whether the class list captured all affected employees. We are appealing this decision and intend to defend our position vigorously. Any amount of additional liability is still undetermined pending the appeal and as such, there is no amount of loss that is probable and reasonably estimable at this time. Thus, no additional accrual was recorded during the three and nine months ended September 28, 2024.
Groundwater
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for its estimated liability for such investigation and corrective action of $1.5 million at both September 28, 2024 and December 31, 2023, which is reflected in other long-term liabilities on our condensed consolidated balance sheets.
Waste Disposal
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million as of both September 28, 2024 and December 31, 2023, which is reflected in other long-term liabilities on our condensed consolidated balance sheets. We anticipate an updated estimate will be available over the next 12 to 24 months however, and will update our accrual for the estimated liability at that time, if needed. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities related to a final remedy, and the allocation of liability among potentially responsible parties.
Guaymas Performance Center Fire
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries; however, property and equipment, inventories, and tooling in this leased facility were damaged. Our Guaymas performance center, comprised of two buildings with an aggregate total of 62,000 square feet, was severely damaged. The loss of production from the Guaymas performance center was absorbed by our other existing performance centers; however, we have reestablished our operations and are in the process of certification with various customers and ramping up our manufacturing capabilities in a different leased facility with 117,000 square feet in Guaymas. A neighboring, non-related manufacturing facility also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center, and in November 2023, the occupant of the neighboring facility filed suit against us in U.S. District Court for the Central District of California seeking unspecified amounts for damages relating to the fire. In addition, subsequent to the quarter end, we received a subrogation demand from our landlord’s insurer, which we are currently evaluating. We intend to defend these matters vigorously and believe we have substantial defenses in relation to these claims. As responsibility for the fire is still undetermined, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or partly responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results.
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
The insurance claim for damages to our operating assets and business interruption was deemed final and closed by our insurance company during the three months ended July 1, 2023. Thus, the final $3.8 million of insurance recoveries were also received and recorded as other income during the three months ended July 1, 2023. In addition, the gain contingencies associated with the remaining general insurance recoveries that were received in 2020 of $3.9 million, but for which recognition was deferred until all the gain contingencies were resolved, were deemed resolved, and thus, recorded as other income during the three months ended July 1, 2023. Cumulatively, as of July 1, 2023, we received insurance recoveries in aggregate total of $23.7 million, with $7.5 million for business interruption and $16.2 million for damages to property and equipment, inventories, and tooling. Further, all insurance recovery amounts received related to this claim have been recognized up to the amount of net book value loss and presented within the same financial statement line item in the condensed consolidated statements of income resulting in no net impact, with the remaining amounts recognized as other income in our condensed consolidated statements of income when the contingencies were deemed resolved.
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

Financial information by reportable operating segment was as follows:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net Revenues
Electronic Systems	$115,412	$110,707	$324,391	$323,457
Structural Systems	86,000	85,543	264,868	241,304
Total Net Revenues	$201,412	$196,250	$589,259	$564,761
Segment Operating Income (1)
Electronic Systems	$18,910	$12,710	$54,685	$32,249
Structural Systems	8,289	6,743	21,716	16,873
	27,199	19,453	76,401	49,122
Corporate General and Administrative Expenses (2)	(11,933)	(10,844)	(34,589)	(29,136)
Total Operating Income	$15,266	$8,609	$41,812	$19,986
Depreciation and Amortization Expenses
Electronic Systems	$3,575	$3,567	$10,869	$10,626
Structural Systems	4,849	4,852	14,058	13,619
Corporate Administration	107	59	202	176
Total Depreciation and Amortization Expenses	$8,531	$8,478	$25,129	$24,421
Capital Expenditures
Electronic Systems	$1,011	$978	$2,950	$4,752
Structural Systems	1,295	3,802	4,172	11,043
Corporate Administration	—	—	3,024	—
Total Capital Expenditures	$2,306	$4,780	$10,146	$15,795
(1)The results for the three months and nine months ended September 28, 2024 include BLR’s results of operations, which have been included in our condensed consolidated statements of income since the date of acquisition as part of the Structural Systems segment. See Note 2.
(2)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

Segment assets include assets directly identifiable to or allocated to each segment. Our segment assets are as follows:

	(Dollars in thousands)
	September 28, 2024	December 31, 2023
Total Assets
Electronic Systems	$516,562	$505,371
Structural Systems (1)	549,065	552,641
Corporate Administration (2)	64,290	62,907
Total Assets	$1,129,917	$1,120,919
Goodwill and Intangibles
Electronic Systems	$166,247	$173,214
Structural Systems (1)	232,132	237,729
Total Goodwill and Intangibles	$398,379	$410,943
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
In its 2023 Annual Report on Form 10-K, The Boeing Company (“Boeing”) indicated that in 2023, global air traffic largely recovered to 2019 levels with domestic travel continuing to be the most robust and international travel has mostly recovered. For 2024, while both major large aircraft manufacturers, Boeing and Airbus SE, have announced either similar or increases in build rates compared to 2023, the ramp up to date has been slower than initially expected and below pre-pandemic levels. In addition, Boeing, one of our largest customers, was notified by the Federal Aviation Administration (“FAA”) in early January 2024 that the FAA had initiated an investigation into Boeing’s quality control system. This notification was followed by the FAA announcing actions to increase its oversight of Boeing as well as not approving production rate increases or additional production lines for the 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. In July 2024, Boeing also pleaded guilty to conspiracy fraud charges, which may result in additional external oversight on its manufacturing and quality control process. Further, in September 2024, the International Association of Machinists and Aerospace Workers District 751 voted to initiate a labor strike affecting more than 30,000 Boeing manufacturing employees primarily located in Washington state, and the manufacturing employees, after rejecting the contract offer in October, voted to approve the revised contract offer in November 2024. Since Boeing is one of our largest customers, if Boeing is unable to meet the full compliance of the FAA’s required quality control procedures, and/or recover from the impact of the labor strike in the near term, it could have a material adverse impact on our business, results of operations and financial condition.
Third quarter 2024 recap:
•Net revenues of $201.4 million
•Net income of $10.1 million, or 5.0% of net revenues, or $0.67 per diluted share
•Adjusted EBITDA of $31.9 million, or 15.8% of net revenues

Results of Operations
Third Quarter of 2024 Compared to Third Quarter of 2023
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended				(Dollars in thousands, except per share data) Nine Months Ended
	September 28, 2024	% of Net Revenues	September 30, 2023	% of Net Revenues	September 28, 2024	% of Net Revenues	September 30, 2023	% of Net Revenues
Net Revenues	$201,412	100.0%	$196,250	100.0%	$589,259	100.0%	$564,761	100.0%
Cost of Sales	148,736	73.8%	151,648	77.3%	438,401	74.4%	443,270	78.5%
Gross Profit	52,676	26.2%	44,602	22.7%	150,858	25.6%	121,491	21.5%
Selling, General and Administrative Expenses	35,486	17.6%	32,182	16.4%	104,498	17.7%	88,755	15.7%
Restructuring Charges	1,924	1.0%	3,811	1.9%	4,548	0.8%	12,750	2.3%
Operating Income	15,266	7.6%	8,609	4.4%	41,812	7.1%	19,986	3.5%
Interest Expense	(3,829)	(1.9)%	(5,370)	(2.7)%	(11,687)	(2.0)%	(15,324)	(2.7)%
Other Income	—	—%	—	—%	—	—%	7,945	1.4%
Income Before Taxes	11,437	5.7%	3,239	1.7%	30,125	5.1%	12,607	2.2%
Income Tax Expense	1,289	nm	26	nm	5,404	nm	1,789	nm
Net Income	$10,148	5.0%	$3,213	1.6%	$24,721	4.2%	$10,818	1.9%

Effective Tax Rate	11.3%	nm	0.8%	nm	17.9%	nm	14.2%	nm
Diluted Earnings Per Share	$0.67	nm	$0.22	nm	$1.65	nm	$0.79	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three and nine months ended September 28, 2024 and September 30, 2023, respectively, were as follows:

	Three Months Ended					Nine Months Ended
		(Dollars in thousands)		% of Net Revenues			(Dollars in thousands)		% of Net Revenues
	Change	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023	Change	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Consolidated Ducommun
Military and space	$6,596	$111,402	$104,806	55.3%	53.4%	$11,023	$310,869	$299,846	52.8%	53.1%
Commercial aerospace	2,835	84,626	81,791	42.0%	41.7%	20,811	251,186	230,375	42.6%	40.8%
Industrial	(4,269)	5,384	9,653	2.7%	4.9%	(7,336)	27,204	34,540	4.6%	6.1%
Total	$5,162	$201,412	$196,250	100.0%	100.0%	$24,498	$589,259	$564,761	100.0%	100.0%

Electronic Systems
Military and space	$9,853	$85,433	$75,580	74.0%	68.3%	$7,246	$227,925	$220,679	70.3%	68.2%
Commercial aerospace	(879)	24,595	25,474	21.3%	23.0%	1,024	69,262	68,238	21.3%	21.1%
Industrial	(4,269)	5,384	9,653	4.7%	8.7%	(7,336)	27,204	34,540	8.4%	10.7%
Total	$4,705	$115,412	$110,707	100.0%	100.0%	$934	$324,391	$323,457	100.0%	100.0%

Structural Systems
Military and space	$(3,257)	$25,969	$29,226	30.2%	34.2%	$3,777	$82,944	$79,167	31.3%	32.8%
Commercial aerospace	3,714	60,031	56,317	69.8%	65.8%	19,787	181,924	162,137	68.7%	67.2%
Total	$457	$86,000	$85,543	100.0%	100.0%	$23,564	$264,868	$241,304	100.0%	100.0%
Net revenues for the three months ended September 28, 2024 were $201.4 million, compared to $196.3 million for the three months ended September 30, 2023. The year-over-year increase in our key end-use markets were primarily due to the following:
•$6.6 million higher revenues in our military and space end-use markets due to higher rates on selected radar, electronic warfare, and other military and space platforms, partially offset by lower rates on rotary-wing and fixed-wing aircraft platforms; and
•$2.8 million higher revenues in our commercial aerospace end-use markets due to growth in Airbus and selected business aircraft platforms, partially offset by lower revenues from the Boeing 737 MAX and in-flight entertainment.
In addition, revenues for our industrial end-use markets for the three months ended September 28, 2024 decreased $4.3 million compared to the three months ended September 30, 2023 mainly due to our selectively pruning non-core business.
Net revenues for the nine months ended September 28, 2024 were $589.3 million, compared to $564.8 million for the nine months ended September 30, 2023. The year-over-year increase in our key end-use markets were primarily due to the following:
•$20.8 million higher revenues in our commercial aerospace end-use markets due to growth in Airbus, customer required buffer stock build for the Monrovia performance center closure, higher rates on rotary-wing platforms, and growth in selected business aircraft platforms, partially offset by lower revenues from in-flight entertainment and other commercial aerospace platforms; and
•$11.0 million higher revenues in our military and space end-use markets due to higher rates on selected radar, electronic warfare, naval and submarine, and other military and space platforms, partially offset by lower rates on fixed-wing aircraft platforms.
In addition, revenues for our industrial end-use markets for the nine months ended September 28, 2024 decreased $7.3 million compared to the nine months ended September 30, 2023 mainly due to our selectively pruning non-core business.

Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Boeing Company	5.1%	8.8%	8.0%	8.2%
Lockheed Martin Corporation	5.1%	3.7%	5.2%	4.1%
Northrop Grumman Corporation	8.8%	4.3%	6.3%	5.3%
RTX Corporation	20.6%	16.4%	17.3%	15.7%
Spirit AeroSystems Holdings, Inc.	5.7%	5.9%	6.1%	6.2%
Viasat, Inc.	2.8%	5.8%	3.3%	5.4%
Total top ten customers (1)	64.0%	58.0%	58.9%	57.5%
(1)Includes The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), RTX Corporation (“RTX”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and Viasat, Inc. (“Viasat”) for the three and nine months ended September 28, 2024 and September 30, 2023.
Boeing, Lockheed, Northrop, RTX, Spirit, and Viasat represented the following percentages of total accounts receivable:

	September 28, 2024	December 31, 2023
Boeing	12.9%	7.5%
Lockheed	3.5%	1.3%
Northrop	2.9%	2.5%
RTX	12.8%	16.4%
Spirit	3.3%	4.2%
Viasat	4.7%	8.3%
The net revenues and accounts receivable from Boeing, Lockheed, Northrop, RTX, Spirit, and Viasat are diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues increased year-over-year with the three months ended September 28, 2024 of 26.2%, compared to the three months ended September 30, 2023 of 22.7% primarily due to favorable product mix and higher manufacturing volume, partially offset by higher other manufacturing costs.
Gross profit as a percentage of net revenues increased year-over-year with the nine months ended September 28, 2024 of 25.6%, compared to the nine months ended September 30, 2023 of 21.5% primarily due to higher manufacturing volume and favorable product mix, partially offset by higher other manufacturing costs.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $3.3 million year-over-year in the three months ended September 28, 2024 compared to the three months ended September 30, 2023 primarily due to higher various other SG&A expenses of $1.5 million, higher professional services fees of $1.3 million, of which $1.0 million was related to the unsolicited non-binding offer to acquire all common stock outstanding of Ducommun Incorporated, and higher compensation and benefits expense of $0.6 million.
SG&A expenses increased $15.7 million year-over-year in the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023 primarily due to BLR SG&A expenses of $6.8 million which did not exist until the acquisition of BLR was completed at the end of April 2023, higher compensation and benefits expense of $3.8 million, and higher professional services fees of $3.5 million, of which $2.4 million was related to the unsolicited non-binding offer to acquire all common stock outstanding of Ducommun Incorporated.

Restructuring Charges
Restructuring charges decreased $2.1 million and $7.5 million (including $0.9 million recorded as cost of sales in the nine months ended September 28, 2024) year-over-year in the three and nine months ended September 28, 2024, compared to the three and nine months ended September 30, 2023 (including $0.2 million recorded as cost of sales in each period), respectively, primarily due to the winding down of the previously disclosed restructuring plan that was approved and commenced in April 2022. See Note 3 for further information.
Interest Expense
Interest expense decreased $1.5 million and $3.6 million year-over-year in the three and nine months ended September 28, 2024, compared to the three and nine months ended September 30, 2023, respectively, primarily due to the interest rate swaps that became effective as of January 1, 2024, along with a lower debt balance.
Income Tax Expense
We recorded income tax expense of $1.3 million for the three months ended September 28, 2024 compared to less than $0.1 million for the three months ended September 30, 2023. The increase in income tax expense for the third quarter of 2024 compared to the third quarter of 2023 was primarily due to higher pre-tax income and higher income tax expense related to non-deductible book compensation expenses in the third quarter of 2024 compared to the third quarter of 2023. The increase in income tax expense was partially offset by higher income tax benefits related to the U.S. Federal research and development credit recognized in the third quarter of 2024 compared to the third quarter of 2023.
We recorded income tax expense of $5.4 million for the nine months ended September 28, 2024 compared to $1.8 million for the nine months ended September 30, 2023. The increase in income tax expense for the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023 was primarily due to higher pre-tax income and higher income tax expense related to non-deductible book compensation expenses in the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023. The increase in income tax expense was partially offset by higher income tax benefits related to the U.S. Federal research and development credit recognized in the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023.
Our total amount of unrecognized tax benefits was $5.1 million and $4.5 million as of September 28, 2024 and December 31, 2023, respectively. If recognized, $3.3 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of September 28, 2024 and December 31, 2023 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2024, we expect decreases to our unrecognized tax benefits of approximately $1.0 million in the next twelve months.
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
Net Income and Earnings per Share
Net income and earnings per share for the three months ended September 28, 2024 were $10.1 million, or 5.0% of revenues, or $0.67 per diluted share, compared to $3.2 million, or 1.6% of revenues, or $0.22 per diluted share, for the three months ended September 30, 2023. The increase in net income for the three months ended September 28, 2024 compared to the three months ended September 30, 2023 was primarily due to higher gross profit of $8.1 million and lower restructuring charges of $2.1 million (including $0.2 million recorded as cost of sales in the prior year period), partially offset by higher SG&A expenses of $3.3 million. A portion of the higher SG&A expenses were due to the unsolicited non-binding offer to acquire all common stock outstanding of Ducommun Incorporated.
Net income and earnings per share for the nine months ended September 28, 2024 were $24.7 million, or 4.2% of revenues, or $1.65 per diluted share, compared to $10.8 million, or 1.9% of revenues, or $0.79 per diluted share, for the nine months ended September 30, 2023. The increase in net income for the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023 was primarily due to higher gross profit of $29.4 million and lower restructuring charges of $7.5 million (including $0.9 million and $0.2 million recorded as cost of sales in each period, respectively), partially offset by higher SG&A expenses of $15.7 million and lower other income of $7.9 million. A portion of the higher SG&A expenses were due to BLR SG&A expenses of $6.8 million which did not exist until the end of April 2023.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and nine months ended September 28, 2024 and September 30, 2023:

	Three Months Ended					Nine Months Ended
	%	(Dollars in thousands)		% of Net Revenues		%	(Dollars in thousands)		% of Net Revenues
	Change	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023	Change	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net Revenues
Electronic Systems	4.2%	$115,412	$110,707	57.3%	56.4%	0.3%	$324,391	$323,457	55.1%	57.3%
Structural Systems	0.5%	86,000	85,543	42.7%	43.6%	9.8%	264,868	241,304	44.9%	42.7%
Total Net Revenues	2.6%	$201,412	$196,250	100.0%	100.0%	4.3%	$589,259	$564,761	100.0%	100.0%
Segment Operating Income
Electronic Systems		$18,910	$12,710	16.4%	11.5%		$54,685	$32,249	16.9%	10.0%
Structural Systems		8,289	6,743	9.6%	7.9%		21,716	16,873	8.2%	7.0%
		27,199	19,453				76,401	49,122
Corporate General and Administrative Expenses (1)		(11,933)	(10,844)	(5.9)%	(5.5)%		(34,589)	(29,136)	(5.9)%	(5.2)%
Total Operating Income		$15,266	$8,609	7.6%	4.4%		$41,812	$19,986	7.1%	3.5%
Adjusted EBITDA
Electronic Systems
Operating Income		$18,910	$12,710				$54,685	$32,249
Other Income		—	—				—	222
Depreciation and Amortization		3,575	3,567				10,869	10,626
Stock-Based Compensation Expense (2)		70	124				241	348
Restructuring Charges		91	1,794				562	5,739
		22,646	18,195	19.6%	16.4%		66,357	49,184	20.5%	15.2%
Structural Systems
Operating Income		8,289	6,743				21,716	16,873
Depreciation and Amortization		4,849	4,852				14,058	13,619
Stock-Based Compensation Expense (3)		105	97				261	280
Restructuring Charges		1,833	2,205				4,843	7,113
Guaymas Fire Related Expenses		—	548				—	3,896
Other Fire Related Expenses		—	—				—	477
Inventory Purchase Accounting Adjustments		663	2,041				1,745	2,807
		15,739	16,486	18.3%	19.3%		42,623	45,065	16.1%	18.7%
Corporate General and Administrative Expenses (1)
Operating Loss		(11,933)	(10,844)				(34,589)	(29,136)
Depreciation and Amortization		107	59				202	176
Stock-Based Compensation Expense (4)		4,292	5,431				12,251	13,141
Restructuring Charges		—	—				—	86
Professional Fees Related to Unsolicited Non-Binding Acquisition Offer		1,033	—				2,407	—
		(6,501)	(5,354)				(19,729)	(15,733)
Adjusted EBITDA		$31,884	$29,327	15.8%	14.9%		$89,251	$78,516	15.1%	13.9%
Capital Expenditures
Electronic Systems		$1,011	$978				$2,950	$4,752
Structural Systems		1,295	3,802				4,172	11,043
Corporate Administration		—	—				3,024	—
Total Capital Expenditures		$2,306	$4,780				$10,146	$15,795

(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
(2)The three and nine months ended September 28, 2024 each included $0.1 million of stock-based compensation expense recorded as cost of sales. The three and nine months ended September 30, 2023 included less than $0.1 million and $0.1 million, respectively, of stock-based compensation expense recorded as cost of sales.
(3)The three and nine months ended September 28, 2024 included $0.1 million and $0.2 million, respectively, of stock-based compensation expense recorded as cost of sales. The three and nine months ended September 30, 2023 included $0.1 million and $0.2 million, respectively, of stock-based compensation expense recorded as cost of sales.
(4)The three and nine months ended September 28, 2024 included $0.9 million and $2.8 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and nine months ended September 30, 2023 included $1.4 million and $2.7 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.
Electronic Systems
Electronic Systems net revenues in the three months ended September 28, 2024 compared to the three months ended September 30, 2023 increased $4.7 million primarily due to the following in our key end-use markets:
•$9.9 million higher revenues in our military and space end-use markets due to higher rates on select radar, electronic warfare, and other military and space platforms, partially offset by lower rates on fixed-wing aircraft platforms; partially offset by
•$0.9 million lower revenues in our commercial aerospace end-use markets due to lower in-flight entertainment revenues and lower rates on other commercial aerospace platforms, partially offset by higher rates on regional and business aircraft and selected single-aisle and twin-aisle aircraft platforms.
In addition, revenues for our industrial end-use markets for the three months ended September 28, 2024 decreased $4.3 million compared to the three months ended September 30, 2023 mainly due to our selectively pruning non-core business.
Electronic Systems net revenues in the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023 increased $0.9 million primarily due to the following in our key end-use markets:
•$7.2 million higher revenues in our military and space end-use markets due to higher rates on select radar, electronic warfare, naval and submarine, and other military and space platforms, partially offset by lower rates on fixed-wing aircraft platforms; and
•$1.0 million higher revenues in our commercial aerospace end-use markets due to higher rates on selected single-aisle and twin-aisle aircraft and growth in regional and business aircraft platforms, partially offset by lower revenues from in-flight entertainment.
In addition, revenues for our industrial end-use markets for the nine months ended September 28, 2024 decreased $7.3 million compared to the nine months ended September 30, 2023 mainly due to our selectively pruning non-core business.
Electronic Systems segment operating income in the three months ended September 28, 2024 compared to the three months ended September 30, 2023 increased $6.2 million primarily due to favorable product mix, higher manufacturing volume, and lower restructuring charges, partially offset by higher other manufacturing costs.
Electronic Systems segment operating income in the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023 increased $22.4 million primarily due to favorable product mix, higher manufacturing volume, and lower restructuring charges, partially offset by higher other manufacturing costs.
Structural Systems
Structural Systems net revenues in the three months ended September 28, 2024 compared to the three months ended September 30, 2023 increased $0.5 million primarily due to the following:
•$3.7 million higher revenues in our commercial aerospace end-use markets due to growth in Airbus and selected business jet platforms; partially offset by
•$3.3 million lower revenues in our military and space end-use markets due to lower rates on rotary-wing aircraft and other military and space platforms, partially offset by higher rates on fixed-wing aircraft platforms.
Structural Systems net revenues in the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023 increased $23.6 million primarily due to the following:
•$19.8 million higher revenues in our commercial aerospace end-use markets due to higher growth in Airbus, customer required buffer stock build for the Monrovia performance center closure, rotary-wing aircraft, and growth in selected business jet platforms, partially offset by lower rates on other commercial aerospace platforms; and
•$3.8 million higher revenues in our military and space end-use markets due to higher rates on fixed-wing aircraft platforms, partially offset by lower rates on select missile platforms.
The Structural Systems segment operating income in the three months ended September 28, 2024 compared to the three months ended September 30, 2023 increased $1.5 million primarily due to favorable product mix and lower inventory purchase accounting adjustments.
The Structural Systems segment operating income in the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023 increased $4.8 million primarily due to higher manufacturing volume, favorable product mix, lower Guaymas fire related expenses, and lower restructuring charges, partially offset by higher costs associated with the wind down of our Monrovia performance center.
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
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico. We have insurance coverage and up to a capped amount, expect these items will be covered, less our deductible. The full financial impact cannot be estimated at this time as we are currently working with our insurance carriers to determine the cause of the fire. The loss of production from the Guaymas performance center was absorbed by our other existing performance centers; however, we have reestablished and are in the process of certification with various customers and ramping up our manufacturing capabilities in a different leased facility in Guaymas. A neighboring, non-related manufacturing facility also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center. In addition, subsequent to the quarter end, we received a subrogation demand from our landlord’s insurer, which we are currently evaluating. As responsibility for the fire is still undetermined, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or partly responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results. See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased $1.1 million for the three months ended September 28, 2024 compared to the three months ended September 30, 2023 primarily due to higher professional services fees of $1.2 million, of which $1.0 million was related to the unsolicited non-binding offer to acquire all common stock outstanding of Ducommun Incorporated.
CG&A expenses increased $5.5 million for the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023 primarily due to higher professional services fees of $3.3 million, of which $2.4 million was related to the unsolicited non-binding offer to acquire all common stock outstanding of Ducommun Incorporated, and higher compensation and benefits expense of $0.8 million.

Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, professional fees related to unsolicited non-binding acquisition offer, Guaymas fire related expenses, insurance recoveries related to loss on operating assets, and inventory purchase accounting adjustments (“Adjusted EBITDA”) were $31.9 million and $29.3 million for the three months ended September 28, 2024 and September 30, 2023, respectively.
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
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$10,148	$3,213	$24,721	$10,818
Interest expense	3,829	5,370	11,687	15,324
Income tax expense	1,289	26	5,404	1,789
Depreciation	4,285	4,020	12,339	11,692
Amortization	4,246	4,458	12,790	12,729
Stock-based compensation expense (1)	4,467	5,652	12,753	13,769
Restructuring charges (2)	1,924	3,999	5,405	12,938
Professional fees related to unsolicited non-binding acquisition offer	1,033	—	2,407	—
Guaymas fire related expenses	—	548	—	3,896
Other fire related expenses	—	—	—	477
Insurance recoveries related to loss on operating assets	—	—	—	(5,563)
Insurance recoveries related to business interruption	—	—	—	(2,160)
Inventory purchase accounting adjustments	663	2,041	1,745	2,807
Adjusted EBITDA	$31,884	$29,327	$89,251	$78,516
Net income as a % of net revenues	5.0%	1.6%	4.2%	1.9%
Adjusted EBITDA as a % of net revenues	15.8%	14.9%	15.1%	13.9%
(1) The three and nine months ended September 28, 2024 included $0.9 million and $2.8 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and nine months ended September 30, 2023 included $1.4 million and $2.7 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and nine months ended September 28, 2024 included $0.1 million and $0.3 million, respectively, of stock-based compensation expense recorded as cost of sales. The three and nine months ended September 30, 2023 included $0.1 million and $0.3 million, respectively, of stock-based compensation expense recorded as cost of sales.

(2) The three and nine months ended September 28, 2024 included zero and $0.9 million, respectively, of restructuring charges that were recorded as cost of sales. The three and nine months ended September 30, 2023 each included $0.2 million of restructuring charges that were recorded as cost of sales.
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
The increase in backlog was primarily in the military and space end-use markets, partially offset by a decrease in industrial end-use markets. $690.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of September 28, 2024 and December 31, 2023:

	(Dollars in thousands)
	Change	September 28, 2024	December 31, 2023
Consolidated Ducommun
Military and space	$64,499	$591,642	$527,143
Commercial aerospace	1,249	430,743	429,494
Industrial	(15,403)	21,528	36,931
Total	$50,345	$1,043,913	$993,568
Electronic Systems
Military and space	$62,089	$459,770	$397,681
Commercial aerospace	(7,589)	80,405	87,994
Industrial	(15,403)	21,528	36,931
Total	$39,097	$561,703	$522,606
Structural Systems
Military and space	$2,410	$131,872	$129,462
Commercial aerospace	8,838	350,338	341,500
Total	$11,248	$482,210	$470,962

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	September 28,	December 31,
	2024	2023
Total debt, including long-term portion	$257.9	$266.0
Weighted-average interest rate on debt	7.35%	7.53%
Term Loan interest rate	7.12%	6.93%
Cash and cash equivalents	$37.3	$42.9
Unused Revolving Credit Facility	$181.0	$176.0
In July 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively, represent our new credit facilities (“2022 Credit Facilities”). In conjunction with the closing of the 2022 Credit Facilities, we utilized the entire $250.0 million of proceeds from the 2022 Term Loan plus our existing cash on hand to pay off our entire debt balance outstanding of $254.2 million under our prior credit facilities. At the same leverage ratio, the interest rate spread in the 2022 Credit Facilities is lower than the interest rate spread under our prior credit facilities. Interest payments are typically paid either on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. Further, the undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio, typically paid on a quarterly basis, on the last business day each quarter. However, the 2022 Revolving Credit Facility does not require any principal installment payments. As of September 28, 2024, we were in compliance with all covenants required under the 2022 Credit Facilities. See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
For each of the three months ended September 28, 2024 and September 30, 2023, we made the required quarterly amortization payments on the 2022 Term Loan of zero and $1.6 million, respectively. The required quarterly amortization payment due on September 30, 2024 is in the fiscal fourth quarter of 2024. For the nine months ended September 28, 2024 and September 30, 2023, we made the required amortization payments on the 2022 Term Loan of $3.1 million and $4.7 million, respectively. We made no voluntary prepayments on our term loans during each of the three and nine months ended September 28, 2024 and September 30, 2023.
In April 2022, management approved and commenced a restructuring plan that will position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. As of September 28, 2024, we estimate the remaining amount of charges related to this initiative will be $2.0 million to $3.0 million in total pre-tax restructuring charges through early 2025 for facility consolidation related expenses. The restructuring accrual for severance and benefits of $3.4 million as of September 28, 2024 are expected to be paid out through early 2025. On an annualized basis, we anticipate these restructuring actions will result in total cost savings of $11.0 million to $13.0 million. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
We expect to spend a total of $15.0 million to $18.0 million for capital expenditures in 2024 financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
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
Cash Flow Summary
Net cash provided by operating activities for the nine months ended September 28, 2024 was $15.8 million, compared to $4.6 million for the nine months ended September 30, 2023. The higher net cash provided by operating activities during the first nine months of 2024 was mainly due to higher net income, lower inventories, and higher accounts payable, partially offset by higher contract assets, lower contract liabilities, and higher accounts receivable.
Net cash used in investing activities was $10.3 million for the nine months ended September 28, 2024, compared to $130.0 million in the nine months ended September 30, 2023. The lower net cash used in investing activities during the first nine months of 2024 compared to the prior year period was mainly due to no acquisitions in the first nine months of 2024 and lower purchases of property and equipment.
Net cash used in financing activities was $11.1 million for the nine months ended September 28, 2024, compared to a net cash provided by financing activities of $106.4 million for the nine months ended September 30, 2023. The higher net cash used in financing activities during the first nine months of 2024 was mainly due to the issuance of common stock in a public offering in the first nine months of 2023 that did not recur in 2024 and lower net borrowings in the first nine months of 2024.
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
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended September 28, 2024.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At September 28, 2024, we had total borrowings of $257.9 million under our 2022 Credit Facilities.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 28, 2024. The Company had previously reported a material weakness in internal control over financial reporting related to not designing and maintaining effective controls over the accuracy of contract terms and the reasonableness of gross margin assumptions used to recognize revenue. Specifically, the Company did not verify that amendments to purchase orders and gross margin percentage assumptions used in the Company’s revenue recognition analysis were properly reviewed at a sufficient level of precision, which was described in Item 9A in the Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. As a result of the material weakness in the Company’s internal control over financial reporting, which was not remediated as of September 28, 2024, the CEO and CFO concluded the Company’s disclosure controls and procedures were not effective as of September 28, 2024.
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
While significant progress has been made to enhance our internal control over financial reporting relating to the material weakness, additional time will be required to assess and ensure the sustainability of these processes and procedures. We anticipate completing the assessment and ensure sustainability of these processes and procedures either during 2024 or 2025; however, we cannot make any assurances that such actions will be completed during this timeframe. Until the remediation steps set forth above are fully implemented and concluded to be operating effectively, the material weakness described above will continue to exist.
Changes in Internal Control over Financial Reporting
Except as otherwise discussed above under “Remediation of Material Weakness,” there were no other changes in our internal control over financial reporting during the three months ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2023 for a discussion of our risk factors. Other than the risk factor below, there have been no material changes during the three months ended September 28, 2024 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2023.

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
3.3 Amended and Restated Bylaws of Ducommun Incorporated, dated as of November 5, 2024. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 7, 2024.
*10.1 Ducommun Incorporated Retirement Policy effective as of August 6, 2024.
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

DUCOMMUN INCORPORATED
(Registrant)

Date: November 7, 2024	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Suman B. Mookerji
Suman B. Mookerji
Senior Vice President, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)