Form 10-K
period 2024-12-31
DUCOMMUN INC /DE/
filed 2025-02-27
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 29, 2024 was $798 million.
The number of shares of common stock outstanding on February 19, 2025 was 14,813,470.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference:
(a) Proxy Statement for the 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”), incorporated partially in Part III hereof.

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
•risks associated with the potential for new tariffs to be imposed on imports by the U.S. administration that may affect our ability to import raw materials into the U.S. and finished goods from our leased manufacturing facility in Mexico, and increase the cost of such imports;

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
For example, in April 2023, we acquired 100% of the outstanding equity interests of BLR Aerospace L.L.C. (“BLR”), a privately-held leading provider of aerodynamic systems that enhance the productivity, performance, and safety of rotary and fixed-wing aircraft on commercial and military platforms. The initial purchase price was $115.0 million, net of cash acquired. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. We utilized the 2022 Revolving Credit Facility (as defined below) to complete the acquisition. The acquisition of BLR added to our strategy to diversify and offer more customized, value-driven engineered products with aftermarket opportunities, and was included in our Structural Systems segment.

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
AEROSPACE AND DEFENSE END-USE MARKETS OVERVIEW
Our largest end-use markets are the aerospace and defense markets and our revenues from these markets represented 96% of our total net revenues in 2024. These markets are serviced by suppliers which are stratified, from the highest value provided to the lowest, into four tiers: original equipment manufacturers (“OEMs”), Tier One, Tier Two, and Tier Three. The OEMs provide the highest value and are also known as prime contractors (“Primes”). We derive a significant portion of our revenues from subcontracts with OEMs. As the Primes for various programs and platforms, the OEMs sell to their customers, who may include, depending upon the application, the U.S. Federal Government, foreign, state and local governments, global commercial airline carriers, regional jet carriers and various other customers. The OEMs also sell to global leasing companies that lease commercial aircraft. A significant portion of our revenues is earned from subcontracts with the Primes. Tier One suppliers manufacture aircraft sections and purchase assemblies. Tier Two suppliers provide more complex, value-added parts and may also assume more design risk, manufacturing risk, supply chain risk and project management risk than Tier Three suppliers.

Tier Three suppliers principally provide components or detailed parts. We currently compete with Tier One, Tier Two, and Tier Three suppliers. Our business growth strategy is to differentiate ourselves from competitors by providing more complex assemblies to our customers as a higher value added supplier.
Commercial Aerospace End-Use Market
The commercial aerospace end-use market is highly cyclical and is impacted by the level of global air passenger traffic in general, which in turn is influenced by global economic conditions, fleet fuel and maintenance costs, geopolitical developments, pandemics, supply chain issues, and inflationary forces. Revenues from the commercial aerospace end-use market represented 42% of our total net revenues for 2024.
The elevated inflation rate, high interest rates, supply chain issues, geopolitical developments, and other events have contributed and/or continues to contribute to a general slowdown in the global economy. Further, one of our largest customers, The Boeing Company (“Boeing”), was notified by the Federal Aviation Administration (“FAA”) in early January 2024 it initiated an investigation into Boeing’s quality control system. This notification was followed by the FAA announcing actions to increase its oversight of Boeing as well as not approving production rate increases or additional production lines for the 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. In July 2024, Boeing also pled guilty to conspiracy fraud charges, which may result in additional external oversight on its manufacturing and quality control process. Further, in September 2024, the International Association of Machinists and Aerospace Workers District 751 voted to initiate a labor strike affecting more than 30,000 Boeing manufacturing employees primarily located in Washington state, and the manufacturing employees, after rejecting the contract offer in October, voted to approve the revised contract offer in November 2024. The combination of these factors has, in turn, created a significant challenge for some of our customers and the entire commercial aerospace manufacturing and services sector. Airline financial performance, which also plays a role in the demand for new capacity, has been adversely impacted by the aforementioned issues. According to the International Air Transport Association (“IATA”), it is estimating industry-wide profits of $31.5 billion for 2024, an increase from its forecast of $25.7 billion a year ago. For 2025, IATA is forecasting $36.6 billion in profits for the industry globally. Thus, the overall outlook continues to stabilize as we face uncertainties in the environment in the near-to medium-term as airlines are facing persistently high and volatile costs. The global economy is expecting a continued easing of inflation and interest rates, with regional economic and geopolitical difficulties adding uncertainty to the outlook and the financial viability of some airlines and regions.
In The Boeing Company’s (“Boeing”) 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), they indicated that in 2024, global air traffic continued to expand beyond 2019 levels with domestic travel continuing to be the most robust and the single-aisle market following closely. International travel also surpassed pre-pandemic levels during 2024 and the wide-body market continues to improve with international travel recovery. The transition in the international commercial market from recovery to normal market conditions is continuing to progress as China international travel remains below 2019 levels. Overall, Boeing is experiencing strong demand from its airline customers globally.
The long-term outlook for the industry remains positive due to the fundamental drivers of air travel demand: economic growth, increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Boeing’s commercial market outlook forecast projects a three and two tenths percent growth rate in the global fleet over a 20 year period. Based on long-term global economic growth projections of two and six tenths percent average in annual gross domestic product (“GDP”) growth, Boeing projects demand for 43,975 new airplanes over the next 20 years. However, the industry remains vulnerable to various developments including fuel price spikes, credit market fluctuations, acts of terrorism, natural disasters, conflicts, epidemics, pandemics, and increased global environmental regulations. We believe we are well positioned given our product capabilities, investment in inventories and contract assets, and our initiatives to increase operating efficiencies to participate in the near term recovery and the long term projected growth rate for commercial air traffic and build rates for large commercial aircraft for the airframe manufacturing industry. If the recovery is slower than anticipated or any of those various developments occur, it could have a material adverse effect on our results of operations, financial position, and/or cash flows.
Defense End-Use Market
Our defense end-use market includes products used in military and space, including technologies and structures applications. The defense end-use market is highly cyclical and is impacted by the level of government defense spending. Government defense spending is impacted by national defense policies and priorities, political climates, fiscal budgetary constraints, U.S. Federal budget deficits, projected economic growth and the level of global military or security threats, or other conflicts. Revenues from the military and space end-use market in 2024 represented 54% of our total net revenues during 2024.
On December 21, 2024, the U.S. Government enacted a continuing resolution (“CR”) to keep the government funded through March 14, 2025 while the Congress works to enact full year fiscal year 2025 (“FY25”) appropriation bills or an additional CR to fund government departments and agencies after March 14, 2025. We, and a number of our customers rely on the U.S.

Government in various aspects of our defense and commercial businesses. In the event of a shutdown, requirements to furlough employees in the U.S. Department of Defense (“U.S. DoD”) or other government agencies could result in payment delays, impair our ability to perform work on existing contracts or otherwise impact our operations, negatively impact future orders, and/or cause other disruptions or delays.
The U.S. Government could experience a disruption to its operations and/or payments in 2025 as a result of the U.S. Treasury exhausting extraordinary measures after reaching its debt limit. In addition, U.S. Government discretionary spending in FY24 and FY25, including defense spending, was capped by the Fiscal Responsibility Act of 2023 (“FRA23”). If a CR for FY25 is in place on April 30, 2025, it would trigger a sequester under the FRA23. These potential disruptions, and any other broader macroeconomic impacts, could affect our current programs and contracts and have a material effect on our financial position, results of operations and/or cash flows. For additional information related to our revenues from customers whose principal sales are to the U.S. Government and our direct sales to the U.S. Government, see “Risk Factors” contained within Part I, Item 1A of this Annual Report on Form 10-K (“Form 10-K”).
INDUSTRIAL END-USE MARKETS OVERVIEW
Our industrial, medical and other (collectively, “Industrial”) end-use markets are diverse and are impacted by the customers’ needs for increasing electronic content and a desire to outsource. Factors expected to impact these markets include capital and industrial goods spending and general economic conditions. Our products are used in heavy industrial manufacturing systems and certain medical applications. Revenues from the Industrial end-use markets were 4% of our total net revenues during 2024.
We believe our business in these markets in the long-term, is stable and we are well positioned in these markets even though the elevated inflation rate, high interest rates, and supply chain issues has had and will continue to have an impact on our business.
SALES AND MARKETING
Our commercial revenues are substantially dependent on airframe manufacturers’ production rates of new aircraft. Deliveries of new aircraft by airframe manufacturers are dependent on the demand and financial capacity of its customers, primarily airlines and leasing companies, to purchase the aircraft. Thus, revenues from commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. Further, our revenues from commercial aircraft programs could be affected by changes in our customers’ inventory levels and changes in our customers’ aircraft production build rates as a result of changing demand by their end customer or in order to comply with regulatory requirements. Due to the effects from the supply chain issues or regulatory compliance requirements, while both major large aircraft manufacturers, Boeing and Airbus SE (“Airbus”), expect improved build rates, it will take longer to reach pre-COVID-19 pandemic levels. While the ramp up in production and demand will be slower in the near and medium future, we will continue to identify opportunities to expand our presence and offerings with both major large aircraft manufacturers and their supply chain.
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
We continue to broaden and diversify our customer base in the end-use markets we serve by providing innovative product and service solutions by drawing on our core competencies, experience and technical expertise. Net revenues related to military and space, commercial aerospace, and Industrial end-use markets in 2024 and 2023 were as follows:

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
MAJOR CUSTOMERS
We currently generate the majority of our revenues from the aerospace and defense industries. As a result, we have significant revenues from certain customers. Boeing and RTX Corporation (f/k/a Raytheon Technologies Corporation) (“RTX”) were our largest customers, with Boeing generating 8.2% and RTX generating 18.5% of our 2024 net revenues. Revenues from our top 10 customers, including Boeing and RTX, were 60% of total net revenues during 2024. Net revenues by major customer for 2024 and 2023 were as follows:
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

RAW MATERIALS AND COMPONENTS
Raw materials and components used in the manufacturing of our products include aluminum, titanium, steel and carbon fibers, as well as a wide variety of electronic interconnect and circuit card assemblies and components. These raw materials are generally available from a number of suppliers and are generally in adequate supply. However, from time to time, and due to the lingering supply chain issues, we have experienced increases in lead times and limited availability of various items including aluminum, titanium and certain other raw materials and/or components. Moreover, certain components, supplies and raw materials for our operations are purchased from single source suppliers and occasionally, directed by our customers. In such instances, we strive to develop alternative sources and design modifications to minimize the potential for business interruptions.
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
REMAINING PERFORMANCE OBLIGATIONS AND BACKLOG
We define performance obligations as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. The majority of the long-term agreements (“LTAs”) we enter into do not meet the definition of a contract under Accounting Standards Codification 606 (“ASC 606”) and thus, the backlog amount may or may not be greater than the remaining performance obligations amount as defined under ASC 606. Revenue based on remaining performance obligations is subject to delivery delays or program cancellations, which are beyond our control. Remaining performance obligations were $1,012.6 million at December 31, 2024. We anticipate recognizing an estimated 70% or $709.0 million of our remaining performance obligations during 2025.
We define backlog as potential revenue that is based on customer placed POs and LTAs with firm fixed price and expected delivery dates of 24 months or less. Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders, and tends to be concentrated in several programs to a greater extent, than our net revenues. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. Backlog was $1,060.8 million at December 31, 2024, compared to $993.6 million at December 31, 2023. The increase in backlog was primarily in the military and space end-use markets, partially offset by a decrease in the commercial aerospace end-use markets and the industrial end-use markets.
ENVIRONMENTAL MATTERS
Our business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including but not limited to the Environmental Protection Agency (“EPA”) and similar state agencies. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transport and disposal of hazardous and non-hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that could be or have been released into the environment, or endanger human health and safety, and they require us to obtain and maintain licenses and permits in connection with our operations. We may also be required to investigate and remediate the effects of a release or the possible disposal of materials at sites associated with our past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on us. For example, in 2023, California passed two wide-reaching bills that are likely to impose significant and mandatory climate-related reporting requirements for large public and private companies doing business in the state. The bills were subsequently amended in 2024 and will ultimately likely require annual disclosure of audited Scope 1 and 2 greenhouse gas (“GHG”) emissions and biennial disclosure related to certain climate risks, beginning in January 2026 and subject to final regulations expected to be promulgated by the California Air Resources Board around or near July 2025. We anticipate that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain our environmental compliance efforts, however, we currently do not expect such expenditures to be material in 2025 and the near term.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in Adelanto (a.k.a., El Mirage) and Monrovia, California. Based on currently available information, we have accrued $1.5 million at December 31, 2024 for our estimated liabilities related to these sites. For further information, see Note 16 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K. In addition, see Risk Factors contained within Part I, Item 1A of this Form 10-K for certain risks related to environmental matters.
HUMAN CAPITAL
Our employees are critical to our success. We promote a culture of honesty, respect, trust, and teamwork through our Code of Business Conduct. Also, we have been engaged in a number of social matters and issues, both within the Company in our management of human capital, and externally with our community based initiatives.
Employee Safety and Health
The safety of our workforce remains our highest priority. To this end, we continue to focus on protecting the health and safety of our employees and maintaining a safe work environment.
In 2024, we continued to invest in infrastructure to improve internal safety protocols related to key processes and refined our health and safety software tools to track and engage our performance centers to further reduce our lost time and total recordable incident rates.
Human Capital Management
We promote fairness and equal opportunities through our employment practices and processes and continue to drive a merit-based culture throughout our company. These priorities are demonstrated by fostering employees’ well-being and encouraging the sharing of ideas and unique perspectives, promoting innovation, creativity, collaboration and supporting the development, growth and advancement of individual contributions. In 2020, we partnered with the Fund II Foundation to utilize its innovative internX platform to provide access to highly qualified and diverse science, technology, engineering and math (“STEM”) students. We believe that broadening the diversity of our pool of potential qualified applicants at the intern level will support our efforts at a diverse workforce reflective of the population and help us continue to develop a more diverse leadership team as our interns continue in their careers.
Talent Acquisition, Retention, and Development
We attract, develop, and retain employee talent by offering competitive compensation packages and fostering a culture of care about their well-being. In addition, we endeavor to be a proactive corporate citizen by being responsive and supportive of the needs of our employees to attract qualified talent. We strive to provide equal opportunities for advancement to all our employees within our company based on individual merit and award merit-based scholarships to the children and grandchildren of our employees so that they may develop the skills that will support their entry into the workforce. In addition, we have an Employee Stock Purchase Plan (“ESPP”) to provide employees the opportunity to share in the ownership of our company and benefit from our performance through the purchase of our company’s stock. The ESPP allows eligible employees to accumulate contributions through after-tax payroll deductions to purchase shares of our Company’s stock at a 15% discount and serves as one of the key retention mechanisms for our human capital.
Workforce Demographics
As of December 31, 2024, we had a highly skilled workforce of 2,180 employees, of which 268 are subject to a collective bargaining agreement expiring in April 2025. Historically, we have been successful in negotiating renewals to expiring agreements without material disruption of operating activities, and believe our relations with our employees are good. See Risk Factors contained within Part I, Item 1A of this Form 10-K for additional information regarding certain risks related to our employees.
AVAILABLE INFORMATION
General information about us can be obtained from our website address at www.ducommun.com. We file electronically with the SEC required reports on Form 8-K, Form 10-Q, and Form 10-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934, as amended, registration statements on Forms S-3 and S-8, as necessary; and other forms or reports as required. Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, if any, are available free of charge on our website as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on our website is not incorporated by reference in this Form 10-K. The

SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including our company.
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
At December 31, 2024, we had a total of $243.2 million of outstanding long-term debt under the 2022 Credit Facilities. The total long-term debt was primarily the result of our acquisitions, including Lightning Diversion Systems, LLC (“LDS”) in September 2017, Certified Thermoplastics Co., LLC (“CTP”) in April 2018, Nobles Worldwide, Inc. (“Nobles”) in October 2019, and BLR Aerospace, L.L.C. (“BLR”) in April 2023.
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
•expose us to the risk of increased borrowing costs and rising or high interest rates as a portion of our current borrowings under our 2022 Credit Facilities bear interest at variable rates (however, we have interest rate swaps that became effective on January 1, 2024, with an aggregate total notional amount of $150.0 million with a seven year tenor), which could further adversely impact our cash flows;
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
In April 2023, we acquired 100% of the outstanding equity interests of BLR for an initial purchase price of $115.0 million, net of cash acquired, all payable in cash. We paid a gross aggregate of $117.0 million in cash upon the closing of the transaction. We utilized the 2022 Revolving Credit Facility to complete the acquisition. See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further discussion.
In July 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of all the forward interest rate swaps (“Amended Forward Interest Rate Swaps”) we entered into in November 2021 that were based on U.S. dollar-one month London Interbank Offered Rate (“LIBOR”) to be based on one month Term Secured Overnight Financing Rate (“SOFR”) as borrowings can only be based on SOFR. The Amended Forward Interest Rate Swaps, with an aggregate total notional amount of $150.0 million and all with a seven year tenor, became effective on January 1, 2024. The weighted average fixed rate of the Amended Forward Interest Rate Swaps was 1.7%. At December 31, 2024, the outstanding balance on the 2022 Credit Facilities was $243.2 million with an average interest rate of 7.25%. Should interest rates increase significantly, our debt service cost on the variable portion of our debt will increase. Any inability to generate sufficient cash flow could have a material adverse effect on our financial condition or results of operations. See Note 1, Note 4, and Note 10 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further discussion.
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
At December 31, 2024, we were in compliance with the leverage covenant under the 2022 Credit Facilities. However, there is no assurance that we will continue to be in compliance with the leverage covenant in future periods.
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
We currently generate the majority of our revenues from customers in the aerospace and defense industry. Our business depends, in part, on the level of new military and commercial aircraft orders. As a result, we have significant sales to certain customers. Sales to The Boeing Company (“Boeing”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and Viasat, Inc. (“Viasat”) comprise a significant portion of our commercial aerospace end-use market in 2024. A significant portion of our net sales in our military and space end-use markets are made under subcontracts with original equipment manufacturers (“OEMs”), under their prime contracts with the U. S. Government. We had significant sales to Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), and RTX Corporation (f/k/a Raytheon Technologies Corporation) (“RTX”) in 2024 in our defense technologies end-use market.
Our customers may experience delays in the launch and certification of new products, labor strikes, diminished liquidity or credit unavailability, weak demand for their products, or other difficulties in their business. In addition, shifts in government spending priorities have caused and may continue to cause additional uncertainty in the placement of orders.
Our revenues from our top ten customers, which represented 60% of our total 2024 net revenues, were diversified over a number of different aerospace and defense products. Any significant change in production rates by these customers would have a material effect on our results of operations and cash flows. There is no assurance that our current significant customers will continue to buy products from us at current levels, or that we will retain any or all of our existing customers, or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers. This risk may be further complicated by pricing pressures, competition prevalent in our industry and other factors. A significant reduction in sales to any of our major customers, the loss of a major customer, or a default of a major customer on accounts receivable could have a material adverse impact on our financial results.
Boeing was one of our largest customers in 2024, and the 737 MAX was one of our highest commercial end use market revenue platforms. In early January 2024, the FAA initiated an investigation into Boeing’s quality control system. This was followed by the FAA announcing actions to increase its oversight of Boeing as well as not approving production rate increases or additional production lines for the 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. In addition, in July 2024, Boeing also pleaded guilty to conspiracy fraud charges, which may result in additional external oversight on its manufacturing quality control process. Further, in September 2024, the International Association of Machinists and Aerospace Workers District 751 voted to initiate a labor strike affecting more than 30,000 Boeing manufacturing employees primarily located in Washington state, and the manufacturing employees, after rejecting the contract offer in October, voted to approve the revised contract offer in November 2024. Revenue growth with our other commercial customers, including Airbus SE (“Airbus”), and continued solid demand from defense OEMs (also known as prime contractors) have helped to mitigate a significant portion of this risk for the time being. However, the industry remains vulnerable to various developments including fuel spikes, inflationary forces, supply chain issues, and elevated high interest rates.
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
Further, the levels of U.S. Department of Defense (“U.S. DoD”) spending in future periods are difficult to predict and are impacted by numerous factors such as the political environment, U.S. foreign policy, macroeconomic conditions and the ability of the U.S. Government to enact relevant legislation such as the authorization and appropriations bills. For instance, on December 21, 2024, the U.S. government enacted a continuing resolution (“CR”) to keep the government funded through March 14, 2025 while the Congress works to enact full year fiscal year 2025 (“FY25”) appropriation bills or an additional CR to fund government departments and agencies after March 14, 2025. We, and a number of our customers rely on the U.S. government in various aspects of our defense and commercial businesses. In the event of a shutdown, requirements to furlough employees in the U.S. DoD or other government agencies could result in payment delays, impair our ability to perform work on existing contracts or otherwise impact our operations, negatively impact future orders, and/or cause other disruptions or delays.
The U.S. government could experience a disruption to its operations and/or payments in 2025 as a result of the U.S. Treasury exhausting extraordinary measures after reaching its debt limit. In addition, U.S. government discretionary spending in FY24 and FY25, including defense spending, was capped by the Fiscal Responsibility Act of 2023 (“FRA23”). If a CR for FY25 is in place on April 30, 2025, it would trigger a sequester under the FRA23. These potential disruptions, and any other broader macroeconomic impacts, could affect our current programs and contracts and have a material effect on our financial position, results of operations and/or cash flows.
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
The aerospace and defense industry has and continues to experience significant consolidation, including our customers, competitors and suppliers. Consolidation among our customers may result in delays in the awarding of new contracts and losses of existing business. Consolidation among our competitors may result in larger competitors with greater resources and market share, which could adversely affect our ability to compete successfully. Consolidation among our suppliers may result in fewer sources of supply and increased cost to us.
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
•political instability that may result in price fluctuations of raw materials;
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
•difficulties repatriating funds or restrictions on cash transfers; and
•potential for new tariffs imposed on imports by the U.S. administration that may affect our ability to import raw materials into the U.S. and finished goods from our leased manufacturing facility in Mexico and increase the cost of such imports.
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
Some of our major customers have completed extensive cost containment efforts and we expect continued pricing pressures in 2025 and beyond. Competitive pricing pressures may have an adverse effect on our financial condition and operating results. Further, there can be no assurance that competition from existing or potential competitors in other segments of our business will not have a material adverse effect on our financial results. If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.
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
Certain of our manufacturing facilities and offices are leased and have lease terms that expire between 2025 and 2034. The majority of these leases provide renewal options at the fair market rental rate at the time of renewal, which, if renewed, could be significantly higher than our current rental rates. We may be unable to offset these cost increases by charging more for our products and services. Furthermore, continued economic conditions may continue to negatively impact and create greater pressure in the commercial real estate market, causing higher incidences of landlord default and/or lender foreclosure of properties, including properties occupied by us. While we maintain certain non-disturbance rights in most cases, it is not certain that such rights will in all cases be upheld and our continued right of occupancy in such instances could be potentially jeopardized. An occurrence of any of these events could have a material adverse effect on our financial results.
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
In addition, our international operations subject us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and other similar antibribery laws, and the anti-boycott provisions of the U.S. Export Administration Act. Changes in regulations or political environments may affect our ability to conduct business in foreign markets including investment, procurement and repatriation of earnings. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in certain liabilities and could possibly result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on our financial results.
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
From time to time, we and our subsidiaries are involved in various legal and other proceedings that are incidental to the conduct of our business. Any litigation, other legal proceedings or indemnity claims could result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines that may exceed our insurance coverage limits, or we may decide to settle on similarly unfavorable terms, any of which could adversely affect our business, financial condition, and results of operations. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. See Note 14 and Note 16 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.

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
Goodwill is tested for impairment on an annual basis as of the first day of our fiscal fourth quarter or more frequently if events or circumstances occur which could indicate potential impairment. In assessing the recoverability of goodwill, management is required to make certain critical estimates and assumptions. These estimates and assumptions include projected sales levels, including the addition of new customers, programs or platforms and increased content on existing programs or platforms, improvements in manufacturing efficiency, and reductions in operating costs. Due to many variables inherent in the estimation of a business’s fair value and the relative size of our recorded goodwill, changes in estimates and assumptions may have a material effect on the results of our impairment analysis. If any of these or other estimates and assumptions are not realized in the future, or if market multiples decline, we may be required to record an impairment charge for goodwill.
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
Our goodwill and other intangible assets as of December 31, 2024 were $394.2 million, or 35% of total assets. If our goodwill and/or other assets are impaired, it could have an adverse effect on our results of operations and financial condition. See “Goodwill and Other Intangible Assets” in Note 8 of our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
We expect to face increased costs and resources needed to comply with the SEC cybersecurity rule and cybersecurity threats.
The SEC adopted a rule, “Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure,” that enhances and standardizes disclosures regarding cybersecurity risk management and governance, as well as material cybersecurity incidents. Under this rule, public companies are required to make annual disclosures describing their processes for identifying and managing material cybersecurity risks, management’s role in assessing and managing such risks, and the Board of Directors’ oversight of cybersecurity risks. Companies also must disclose in a Form 8-K, the nature, scope, and timing of any material cybersecurity incidents identified and the material impact or reasonably likely material impact on the company within four business days of determining a cybersecurity incident is material. We expect to face increased costs to comply with this SEC cybersecurity rule, including increased costs for cybersecurity training, staffing, and management. In addition, the requirement to report cybersecurity incidents within such a short timeframe could mean there may not be sufficient time to halt a breach before having to report it, potentially giving the hackers an advantage.

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
Management has identified a material weakness in the past in our internal control over financial reporting which could, if not remediated, adversely impact the reliability of our financial reports, cause us to submit our financial reports in an untimely fashion, result in material misstatements in our financial statements and cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our stock.
In our 2023 Form 10-K, we concluded there was a material weakness in our internal control over financial reporting as of December 31, 2023, as we did not design and maintain effective controls over the accuracy of contract terms and the reasonableness of gross margin assumptions used to recognize revenue. Specifically, we did not verify that amendments to purchase orders and gross margin percentage assumptions used in our revenue recognition analysis were properly reviewed at a sufficient level of precision. The material weakness resulted in immaterial adjustments to net revenues and contract assets as of and for the quarterly and annual periods ending December 31, 2023. Thus, management determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2023. This material weakness was remediated as of December 31, 2024.
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
As of December 31, 2024, we employed 2,180 people. One of our performance centers is party to a collective bargaining agreement, covering 268 full time hourly employees, which will expire in April 2025. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, if we are unable to negotiate acceptable collective bargaining agreements with the unions or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.
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
Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. Like other public companies, our computer systems and those of our third party vendors and service providers are regularly subject to, and will continue to be the target of systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Cybersecurity threats are evolving and include, but are not limited to, malicious software, unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us or our products, our employees, customers or suppliers, or other acts that could lead to disruptions in our business, which risk may be heightened by the increased prevalence and use of artificial intelligence. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, such cybersecurity attacks may result in a significant ransom demand. Further, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which would adversely affect our business, results of operations and financial condition.
We may be unable to adequately protect or enforce our intellectual property rights.
Our intellectual property rights may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. As patents expire, we could face increased competition, which could negatively impact our operating results. Infringement of our intellectual property and other proprietary rights by a third party, or copying of our technology in countries where we do not hold patents, could result in uncompensated lost market and revenue opportunities. We cannot be certain that the measures we have implemented will prevent our intellectual property from being improperly disclosed, challenged, invalidated, or circumvented, particularly in countries where intellectual property rights are not highly developed or protected. For example, competitors may avoid infringement liability by developing non-infringing competing technologies or by effectively concealing infringement. We may need to spend significant resources monitoring and enforcing our intellectual property rights, and we may not be aware of or able to detect or prove infringement by third parties. Our ability to enforce our intellectual property rights is subject to litigation risks, as well as uncertainty as to the protection and enforceability of those rights in some countries. If we seek to enforce our intellectual property rights, we may be subject to claims that those rights are invalid or unenforceable, and others may seek counterclaims against us, which could have a negative impact on our business. In addition, changes in intellectual property laws or their interpretation may impact our ability to protect and assert our intellectual property rights, increase costs and uncertainties in the prosecution of patent applications and enforcement or defense of issued patents, and diminish the value of our intellectual property. If we do not protect and enforce our intellectual property rights successfully, or if they are circumvented, invalidated, or rendered obsolete by the rapid pace of technological change, it could have an adverse impact on our competitive position and our operating results.
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
We have operations located in regions of the U.S. and Mexico that may be exposed to damaging storms, earthquakes, fires and other natural disasters. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance, we do not carry any earthquake insurance because of the cost of such insurance. Many of our properties are located in Southern California, an area subject to earthquake activity. Our California performance centers generated $184.0 million in net revenues during 2024. Even if covered by insurance, any significant damage or destruction of our facilities due to storms, earthquakes, fires or other natural disasters could result in our inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to us. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations. See discussion of a fire in June 2020 which severely damaged our Guaymas, Mexico performance center in Note 16 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
We have an enterprise-wide approach to addressing cybersecurity risk, including input and participation from management and support from our Information Technology (“IT”) Steering Committee that is comprised of our Senior Vice President Electronic and Structural Systems, Chief Financial Officer, General Counsel, Chief Human Resources Officer, Vice President Supply Chain Management, and Chief Information Security Officer (Head of IT and Cybersecurity or “CISO”). Our cybersecurity risk management program leverages the National Institute of Standards and Technology (“NIST”) Framework which is augmented with Cybersecurity Maturity Model Certification (“CMMC”) components to meet our particular needs. We regularly assess the threat landscape and take a holistic view of the cybersecurity risks, with a layered cybersecurity strategy based on protection, detection, and mitigation. Our IT security team, which is comprised of internal resources, reviews enterprise risk management-level cybersecurity risks at least annually.
Our CISO is responsible for developing, implementing, and maintaining our information security strategy and program, as well as reporting various cybersecurity risk matters to our IT Steering Committee, and the Board’s Innovation Committee. The Innovations Committee is a subset of the full Board of Directors which receive regular updates on our cybersecurity program.
Our CISO has over 18 years of experience leading cybersecurity oversight for several companies and is updated on cyber events related to the monitoring, prevention, detection, mitigation, and remediation efforts from our IT security team. The IT security team have broad cybersecurity expertise or industry certifications and are knowledgeable in the use of cybersecurity tools and software. In addition, third-party cybersecurity services are used to augment our in-house capabilities, as needed.

We continue to expand investments in IT security, including additional end-user security awareness training, using layered defenses, identifying and protecting critical systems, strengthening monitoring and alerting, and engaging experts as needed. We also use an industry standard risk quantification model to identify, measure, and prioritize cybersecurity risks. This in turn, helps us develop and implement effective security controls and technology defenses. In addition, all employees are required to complete various cybersecurity awareness trainings on a regular basis. Further, we perform periodic simulations and tabletop exercises with the IT security team and will continue to expand its participants as appropriate. Our assessment of risks associated with the use of third party providers is on a limited basis and is part of our current overall cybersecurity risk management approach. As the threats and attacks are becoming more sophisticated, we will modify and enhance our cybersecurity program as needed.
As a defense contractor, we must also comply with extensive regulations, including requirements imposed by the Defense Federal Acquisition Regulation Supplement (“DFARS”) related to adequately safeguarding controlled unclassified information (“CUI”). The Department of Defense (“DoD”) will require defense contractors to comply with its CMMC program in the near future. We are incorporating the requirements of the CMMC program into our overall cybersecurity program and anticipate we will be in position to meet such requirements by the time it becomes fully rolled out in 2028.
To date, we do not believe risks from cybersecurity threats, including as a result of any previous cybersecurity incidents have materially affected us or are reasonably likely to materiality affect us, including our business strategy, results of operations or financial condition. See “Cybersecurity attacks, internal system or service failures may adversely impact our business and operations” in Risk Factors included in Part I, Item 1A of this Form 10-K. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding our internal systems, implementing additional threat protection measures, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with third-parties, as well as incurring significant reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventive measures. For more information regarding the risks we face from cybersecurity threats, please see “Cybersecurity attacks, internal system or service failures may adversely impact our business and operations” in Risk Factors included in Part I, Item 1A of this Form 10-K.
ITEM 2. PROPERTIES
Our headquarters are located in Costa Mesa, California. As of December 31, 2024, we owned or leased facilities and land for corporate functions and manufacturing at locations throughout the United States and a manufacturing location outside the United States. We believe our existing facilities are suitable and adequate for our present purposes. Each of our reportable segments uses each of these facilities.

ITEM 3. LEGAL PROCEEDINGS
See Note 16 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for a description of our legal proceedings, which description is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol DCO. As of December 31, 2024, we had 127 holders of record of our common stock. We have not paid any dividends since the first quarter of 2011 and we do not expect to pay dividends for the foreseeable future.

See “Part III, Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” for information relating to shares to be issued under equity compensation plans.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Performance Graph
The following graph compares the yearly percentage change in our cumulative total shareholder return with the cumulative total return of the Russell 2000 Index and the median of our 2025 Proxy Statement peers (1) (“Median of Peers”) over a five-year period, assuming the reinvestment of any dividends. The graph is not necessarily indicative of future price performance:
(1) Includes AAR Corp, AeroVironment, Inc., Astronics Corporation, Barnes Group Inc., CIRCOR International, Inc., HEICO Corporation, Hexcel Corporation, Kaman Corporation, Kratos Defense & Security Solutions, Inc., Mercury Systems, Inc., RBC Bearings Incorporated, and Triumph Group, Inc.

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
In its 2024 Annual Report on Form 10-K, The Boeing Company (“Boeing”) indicated that in 2024, global air traffic continue to expand beyond 2019 levels with domestic travel continuing to be the most robust and the single-aisle market following closely. International travel also surpassed pre-pandemic levels during 2024 and the wide-body market continues to improve with the international travel recovery. The transition in the international commercial market from recovery to normal market conditions is continuing to progress as China international travel remain below 2019 levels. For 2025, while both major large aircraft manufacturers, Boeing and Airbus SE, expect increases in build rates compared to 2024, the ramp up to date has been slower than initially expected and below pre-pandemic levels. In addition, Boeing, one of our largest customers, was notified by the Federal Aviation Administration (“FAA”) in early January 2024 that the FAA had initiated an investigation into Boeing’s quality control system. This notification was followed by the FAA announcing actions to increase its oversight of Boeing as well as not approving production rate increases or additional production lines for the 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. In July 2024, Boeing also pleaded guilty to conspiracy fraud charges, which may result in additional external oversight on its manufacturing and quality control process. Further, in September 2024, the International Association of Machinists and Aerospace Workers District 751 voted to initiate a labor strike affecting more than 30,000 Boeing manufacturing employees primarily located in Washington state, and the manufacturing employees, after rejecting the contract offer in October, voted to approve the revised contract offer in November 2024. Since Boeing is one of our largest customers, if Boeing is unable to meet the full compliance of the FAA’s required quality control procedures, and/or recover from the impact of the labor strike in the near term, it could have a material adverse impact on our business, results of operations and financial condition. See Risk Factors included in Part I, Item 1A of this Annual Report on Form 10-K (“Form 10-K”).
Recap for the year ended December 31, 2024:
•Net revenues of $786.6 million
•Net income of $31.5 million, or 4.0% of net revenues, or $2.10 per diluted share
•Adjusted EBITDA of $116.6 million, or 14.8% of net revenues

RESULTS OF OPERATIONS
2024 Compared to 2023
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Years Ended December 31,
	2024	% of Net Revenues	2023	% of Net Revenues
Net Revenues	$786,551	100.0%	$756,992	100.0%
Cost of Sales	589,286	74.9%	593,805	78.4%
Gross Profit	197,265	25.1%	163,187	21.6%
Selling, General and Administrative Expenses	138,610	17.7%	119,728	15.8%
Restructuring Charges	6,444	0.8%	14,542	2.0%
Operating Income	52,211	6.6%	28,917	3.8%
Interest Expense	(15,304)	(1.8)%	(20,773)	(2.7)%
Other Income, Net	—	—%	8,235	1.1%
Income Before Taxes	36,907	4.8%	16,379	2.2%
Income Tax Expense	5,412	nm	451	nm
Net Income	$31,495	4.0%	$15,928	2.1%

Effective Tax Rate	14.7%	nm	2.8%	nm
Diluted Earnings Per Share	$2.10	nm	$1.14	nm
nm = not meaningful
Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during 2024 and 2023, respectively, were as follows:

		(Dollars in thousands) Years Ended December 31,		% of Net Revenues
	Change	2024	2023	2024	2023
Consolidated Ducommun
Military and space	$16,126	$419,945	$403,819	53.4%	53.3%
Commercial aerospace	23,823	333,114	309,291	42.3%	40.9%
Industrial	(10,390)	33,492	43,882	4.3%	5.8%
Total	$29,559	$786,551	$756,992	100.0%	100.0%

Electronic Systems
Military and space	$14,011	$307,496	$293,485	71.3%	68.2%
Commercial aerospace	(2,394)	90,375	92,769	20.9%	21.6%
Industrial	(10,390)	33,492	43,882	7.8%	10.2%
Total	$1,227	$431,363	$430,136	100.0%	100.0%

Structural Systems
Military and space	$2,115	$112,449	$110,334	31.7%	33.8%
Commercial aerospace	26,217	242,739	216,522	68.3%	66.2%
Total	$28,332	$355,188	$326,856	100.0%	100.0%
Net revenues for 2024 were $786.6 million compared to $757.0 million for 2023. The year-over-year increase was primarily due to the following:
•$23.8 million higher revenues in our commercial aerospace end-use markets due to growth in Airbus, higher rates on rotary-wing aircraft and growth in business jet platforms, partially offset by lower revenues from in-flight entertainment; and

•$16.1 million higher revenues in our military and space end-use markets due to higher rates on selected missile, electronic warfare, radar, and naval and submarine platforms, partially offset by lower rates on selected fixed-wing aircraft platforms.
In addition, revenues for our industrial end-use markets for 2024 decreased $10.4 million compared to 2023 mainly due to our selectively pruning non-core business.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Years Ended December 31,
	2024	2023
Boeing Company	8.2%	8.2%
Lockheed Martin Corporation	5.3%	4.0%
Northrop Grumman Corporation	6.4%	5.5%
RTX Corporation	18.5%	16.8%
Spirit AeroSystems Holdings, Inc.	5.7%	6.4%
Viasat, Inc.	3.0%	5.5%
Top ten customers(1)	59.7%	58.7%
(1) Includes The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), RTX Corporation (f/k/a Raytheon Technologies Corporation) (“RTX”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and Viasat, Inc. (“Viasat”).
The revenues from Boeing, Lockheed, Northrop, RTX, Spirit, and Viasat are diversified over a number of commercial, military and space programs and some of which were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin increased to 25.1% in 2024 compared to 21.6% in 2023. The increase in gross margin percentage year-over-year was primarily due to a higher mix of engineered products, strategic value pricing actions and the benefits of the restructuring plan.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $18.9 million in 2024 compared to 2023 primarily due to BLR SG&A expenses of $4.7 million which did not exist for the full year in the prior year period, higher professional services fees of $6.3 million, of which $3.1 million was related to the unsolicited non-binding offer to acquire all the common stock outstanding of Ducommun Incorporated, higher compensation and benefits costs of $3.2 million, and higher stock-based compensation expense of $2.8 million.
Restructuring Charges
Restructuring charges decreased $7.2 million (including the portion recorded in cost of sales which increased $0.9 million) in 2024 compared to 2023 primarily due to the winding down of the restructuring plan that was approved and commenced in April 2022 that is expected to better position us for stronger performance. See Note 3 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
Interest Expense
Interest expense decreased in 2024 compared to 2023 primarily due to the interest rate swaps that became effective as of January 1, 2024, along with a lower debt balance.
Income Tax Expense
We recorded an income tax expense of $5.4 million (an effective tax rate of 14.7%) in 2024, compared to $0.5 million (an effective tax rate of 2.8%) in 2023. The increase in the effective tax rate for 2024 compared to 2023 was primarily due to higher pre-tax income for 2024 compared to 2023, which caused the research and development tax credits to have a lower income tax benefit impact on the effective tax rate. The lower income tax benefit on the effective tax rate was partially offset by lower income tax expense related to non-deductible book compensation expenses.
Our unrecognized tax benefits were each $4.5 million in 2024 and 2023. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of December 31, 2024 and 2023 were not significant. If recognized, $2.5 million would affect the effective income tax rate. As a result of statute of limitations set to expire in 2025, we expect decreases to our unrecognized tax benefits of $0.5 million in the next twelve months.
We file U.S. Federal and state income tax returns. We are subject to examination by the Internal Revenue Service (“IRS”) for tax years after 2020 and by state taxing authorities for tax years after 2019. While we are no longer subject to examination prior to those periods, carryforwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.
The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years (for U.S.-based research). For the year ended December 31, 2024, we recorded an increase to income taxes payable of $8.1 million and an increase to net deferred tax assets of a similar amount. We are monitoring legislation for any further changes to Section 174 and the potential impact to our financial statements in 2025.
Net Income and Earnings per Diluted Share
Net income and earnings per diluted share for 2024 were $31.5 million, or $2.10 per diluted share, compared to net income and earnings per diluted share for 2023 of $15.9 million, or $1.14 per diluted share. The increase in net income in 2024 compared to 2023 was primarily due to higher gross profit of $34.1 million, lower restructuring charges of $7.2 million (including the portion recorded in cost of sales which increased $0.9 million), and lower interest expense of $5.5 million, partially offset by higher SG&A expenses of $18.9 million, lower other income, net of $8.2 million, and higher income tax expense of $5.0 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2024 and 2023:

	%	(Dollars in thousands) Years Ended December 31,		% of Net Revenues	% of Net Revenues
	Change	2024	2023	2024	2023
Net Revenues
Electronic Systems	0.3%	$431,363	$430,136	54.8%	56.8%
Structural Systems	8.7%	355,188	326,856	45.2%	43.2%
Total Net Revenues	3.9%	$786,551	$756,992	100.0%	100.0%
Segment Operating Income
Electronic Systems		$73,666	$42,086	17.1%	9.8%
Structural Systems		24,964	23,460	7.0%	7.2%
		98,630	65,546
Corporate General and Administrative Expenses (1)		(46,419)	(36,629)	(5.9)%	(4.8)%
Total Operating Income		$52,211	$28,917	6.6%	3.8%
Adjusted EBITDA
Electronic Systems
Operating Income		$73,666	$42,086
Other Income		—	222
Depreciation and Amortization		14,455	14,276
Stock-Based Compensation Expense		351	462
Restructuring Charges		177	6,412
		88,649	63,458	20.6%	14.8%
Structural Systems
Operating Income		24,964	23,460
Depreciation and Amortization		18,696	18,060
Stock-Based Compensation Expense		375	387
Restructuring Charges		7,479	8,334
Inventory Purchase Accounting Adjustments		2,269	5,531
Guaymas Fire Related Expenses		—	3,896
Other Fire Related Expenses		—	477
		53,783	60,145	15.1%	18.4%
Corporate General and Administrative Expenses (1)
Operating Loss		(46,419)	(36,629)
Depreciation and Amortization		287	235
Stock-Based Compensation Expense		17,110	14,196
Restructuring Charges		—	109
Professional Fees Related to Unsolicited Non-Binding Acquisition Offer		3,145	—
		(25,877)	(22,089)
Adjusted EBITDA		$116,555	$101,514	14.8%	13.4%
Capital Expenditures
Electronic Systems		$4,908	$6,007
Structural Systems		6,281	13,127
Corporate Administration		3,220	—
Total Capital Expenditures		$14,409	$19,134
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Electronic Systems
Electronic Systems’ net revenues in 2024 compared to 2023 increased $1.2 million primarily due to the following:

•$14.0 million higher revenues in our military and space end-use markets due to higher rates on selected missile, electronic warfare, radar, and naval and submarine platforms, partially offset by lower rates on selected fixed-wing aircraft platforms; partially offset by
•$2.4 million lower revenues in our commercial aerospace end-use markets due to lower revenues from in-flight entertainment, partially offset by higher rates on large aircraft and business jet platforms.
In addition, revenues for our industrial end-use markets for 2024 decreased $10.4 million compared to 2023 mainly due to our selectively pruning non-core business.
Electronic Systems segment operating income in 2024 compared to 2023 increased $31.6 million primarily due to higher engineered products revenues, strategic value pricing actions and the benefits of the restructuring plan.
Structural Systems
Structural Systems’ net revenues in 2024 compared to 2023 increased $28.3 million primarily due to the following:
•$26.2 million higher revenues in commercial aerospace end-use markets due to growth in Airbus, higher rates on rotary-wing aircraft, and business jet platforms; and
•$2.1 million higher revenues in military and space end-use markets due to higher rates on selected rotary-wing aircraft and ground vehicles platforms, partially offset by lower rates on selected missile platforms.
The Structural Systems operating income in 2024 compared to 2023 increased $1.5 million primarily due to favorable manufacturing volume, lower Guaymas fire related expenses, lower inventory purchase accounting adjustments, partially offset by higher other manufacturing costs and unfavorable product mix.
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. We have insurance coverage and up to a capped amount, expect the damaged items will be covered, less our deductible. The full financial impact cannot be estimated at this time as we are currently working with our insurance carriers to determine the cause of the fire. The loss of production from the Guaymas performance center was absorbed by our other existing performance centers, however, we have reestablished and are in the process of ramping up our manufacturing capabilities in a different leased facility in Guaymas. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center and in July 2024, we received a subrogation demand from our landlord’s insurer, who also serves as one of our excess carriers, which we are currently evaluating and requested the insurer to enter into an informed consent and conflict of waiver agreement to which are awaiting a response. In the interim, discovery is ongoing, and we intend to defend these matters vigorously and believe we have substantial defenses in relation to these claims. Ultimate responsibility for the fire is still undetermined, and as such, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or partly responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results. See Note 14 and Note 16 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for additional information.
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
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses in 2024 compared to 2023 increased $9.8 million primarily due to higher professional services fees of $4.6 million, of which $3.1 million was related to the unsolicited non-binding offer to acquire all the common stock outstanding of Ducommun Incorporated, higher stock-based compensation expense of $2.8 million, and higher compensation and benefits costs of $0.8 million.
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, professional fees related to unsolicited non-binding acquisition offer, Guaymas fire related expenses, other fire related expenses, insurance recoveries related to loss on operating assets, insurance recoveries related to business interruption, inventory purchase accounting adjustments, loss on extinguishment of debt, and other debt refinancing costs (“Adjusted EBITDA”) was $116.6 million and $101.5 million for the years ended December 31, 2024 and December 31, 2023, respectively.
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
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands) Years Ended December 31,
	2024	2023	2022
Net income	$31,495	$15,928	$28,789
Interest expense	15,304	20,773	11,571
Income tax expense	5,412	451	4,533
Depreciation	16,328	15,473	14,535
Amortization	17,110	17,098	16,886
Stock-based compensation expense (1)(2)	17,836	15,045	10,744
Restructuring charges (3)	7,656	14,855	6,686
Professional fees related to unsolicited non-binding acquisition offer	3,145	—	—
Guaymas fire related expenses	—	3,896	4,466
Other fire related expenses	—	477	—
Insurance recoveries related to loss on operating assets	—	(5,724)	—
Insurance recoveries related to business interruption	—	(2,289)	(5,400)
Inventory purchase accounting adjustments (4)(5)	2,269	5,531	1,381
Loss on extinguishment of debt	—	—	295
Other debt refinancing costs	—	—	224
Adjusted EBITDA	$116,555	$101,514	$94,710
Net income as a % of net revenues	4.0%	2.1%	4.0%
Adjusted EBITDA as a % of net revenues	14.8%	13.4%	13.3%

(1)2024, 2023, and 2022 included $3.7 million, $2.7 million, and $1.2 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.
(2)2024, 2023, and 2022 included $0.5 million, $0.5 million, and $0.2 million, respectively, of stock-based compensation expense recorded as cost of sales.

(3)2024, 2023, and 2022 included $1.2 million, $0.3 million, and $0.5 million, respectively, of restructuring charges that were recorded as cost of sales.
(4)2023 included inventory purchase accounting adjustments of inventory that was stepped up as part of our purchase price allocation from our acquisition of BLR Aerospace, LLC (“BLR”) in April 2023 and is a part of our Structural Systems operating segment.
(5)2022 included inventory purchase accounting adjustments of inventory that was stepped up as part of our purchase price allocation from our acquisition of Magnetic Seal LLC (f/k/a Magnetic Seal Corporation, “MagSeal”) in December 2021 and is a part of our Structural Systems operating segment.
Backlog
We define backlog as customer placed purchase orders (“POs”) and long-term agreements (“LTAs”) with firm fixed price and expected delivery dates of 24 months or less. The majority of the LTAs do not meet the definition of a contract under ASC 606 and thus, the backlog amount may or may not be greater than the remaining performance obligations amount disclosed in Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K. Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in some of our programs.
The increase in backlog was primarily in the military and space end-use markets; partially offset by a decrease in the commercial aerospace end-use markets and industrial end-use markets. $751.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog for 2024 and 2023:

		(Dollars in thousands) December 31,
	Change	2024	2023
Consolidated Ducommun
Military and space	$97,642	$624,785	$527,143
Commercial aerospace	(13,589)	415,905	429,494
Industrial	(16,802)	20,129	36,931
Total	$67,251	$1,060,819	$993,568

Electronic Systems
Military and space	$61,865	$459,546	$397,681
Commercial aerospace	(11,703)	76,291	87,994
Industrial	(16,802)	20,129	36,931
Total	$33,360	$555,966	$522,606

Structural Systems
Military and space	$35,777	$165,239	$129,462
Commercial aerospace	(1,886)	339,614	341,500
Total	$33,891	$504,853	$470,962
2023 Compared to 2022
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K filed with the SEC on February 22, 2024.
LIQUIDITY AND CAPITAL RESOURCES
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions) December 31,
	2024	2023
Total debt, including short-term portion	$243.2	$266.0
Weighted-average interest rate on debt	7.25%	7.53%
Term Loans interest rate	7.02%	6.93%
Cash and cash equivalents	$37.1	$42.9
Unused Revolving Credit Facility	$191.0	$176.0
In July 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively are the new credit facilities (“2022 Credit Facilities”). In conjunction with the closing of the 2022 Credit Facilities, we utilized the entire $250.0 million of proceeds from the 2022 Term Loan plus our existing cash on hand to pay off our entire debt balance outstanding of $254.2 million under our prior credit facilities. At the same leverage ratio, the interest rate spread in the 2022 Credit Facilities is lower than the interest rate spread under our prior credit facilities. Interest payments are typically paid on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. Further, the undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio, typically paid on a quarterly basis, on the last business day each quarter. However, the 2022 Revolving Credit Facility does not require any principal installment payments. As of December 31, 2024, we were in compliance with all covenants required under the 2022 Credit Facilities. See Note 10 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
We made the mandatory quarterly amortization payments under our term loans of $7.8 million and $6.3 million during 2024 and 2023, respectively.
As of December 31, 2024, we had $191.0 million of unused borrowing capacity under the 2022 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
In April 2022, management approved and commenced a restructuring plan that will position us for stronger performance. The restructuring plan mainly reduces headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. As of December 31, 2024, we estimate the remaining amount of charges related to this initiative to be $1.0 million to $1.5 million in total pre-tax restructuring charges through 2025 for facility consolidation related expenses. On an annualized basis, we anticipate these restructuring actions will result in total cost savings of $11.0 million to $13.0 million. See Note 3 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. See Note 1, Note 4 , and Note 10 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
In July 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of the Forward Interest Rate Swaps (“Amended Forward Interest Rate Swaps”). The Forward Interest Rate Swaps were based on U.S. dollar-one month LIBOR and were amended to be based on one month Term SOFR as borrowings using LIBOR are no longer available under the 2022 Credit Facilities. The Amended Forward Interest Rate Swaps weighted average fixed rate was 1.7% as a result of the difference between U.S. dollar-one month LIBOR and one month Term SOFR. See Note 1, Note 4, and Note 10 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
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
In May 2023, we completed a public offering of our common stock resulting in net proceeds of $85.1 million. The public stock offering net proceeds along with cash on hand were used to pay down $85.2 million on the 2022 Revolving Credit Facility that was drawn on and utilized to complete the acquisition of BLR. See Note 2, Note 10, and Note 11 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
We expect to spend a total of $23.0 million to $25.0 million for capital expenditures in 2025, financed by cash generated from operations, principally to support both growth in existing programs as well as new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
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
Cash Flow Summary
2024 Compared to 2023
Net cash provided by operating activities during 2024 was $34.2 million, compared to $31.1 million during 2023. The higher net cash provided by operating activities during 2024 was primarily due to higher net income, higher accounts payable mainly due to timing of payments, and lower inventories due to higher revenues, partially offset by higher contract assets due to higher revenues and lower contract liabilities due to lower net progress payments.
Net cash used in investing activities during 2024 was $13.9 million compared to $133.5 million during 2023. The lower net cash used in investing activities during 2024 was primarily due to an acquisition in the prior year that did not reoccur in the current year.
Net cash used in financing activities during 2024 was $26.0 million compared to net cash provided by of $99.0 million during 2023. The higher net cash used in financing activities during 2024 was primarily due to in the prior year, $85.1 million net proceeds from the issuance of common stock in a public offering and $23.8 million net borrowings under the revolving credit facility for the acquisition of BLR that did not reoccur in the current year, and $15.0 million higher net repayments on the revolving credit facility in the current year.
2023 Compared to 2022
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K filed with the SEC on February 22, 2024.
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
Contract estimates, known as “estimates at completion,” are based on various assumptions to project the outcome of future events that can span multiple months or years. These assumptions include among others, actual gross profits on the same or similar products manufactured previously; labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; overhead cost rates; and the performance of subcontractors. As a significant change in one or more of these estimates could affect the progress completed (and related profitability) on our contracts, we review and update our contract-related estimates on a regular basis. We recognize such adjustments under the cumulative catch-up method. Under this method, the impact of the adjustment is recognized in the period the adjustment is identified. In any given reporting period, we have a large number of active contracts, which we have defined as a customer purchase order, and changes in estimates may occur on a significant number of these contracts. Given the significant number of contracts that we may have at any given point in time, the varied nature of products produced under such contracts, and the different assumptions, facts and circumstances associated with each individual contract, and the fact that such changes at the contract level are typically not material, we disclose cumulative catch-up adjustments on a net basis. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for the net impact of these adjustments to our consolidated financial statements for 2024 and 2023.
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
We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. The qualitative approach for potential impairment analysis is performed by evaluating a number of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit was less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment.
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
In the fourth quarter of 2024, the carrying amount of goodwill at the date of the most recent annual impairment evaluation for Electronic Systems and Structural Systems was $117.4 million and $127.2 million, respectively. For both reporting units, we performed a quantitative (step one) goodwill impairment analysis. The fair value of our Electronic Systems and Structural Systems segments exceeded their respective carrying values and thus, were not deemed impaired.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our main market risk exposure relates to changes in interest rates on our outstanding long-term debt. At December 31, 2024, we had borrowings of $243.2 million under our 2022 Credit Facilities.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Annual Report on Form 10-K.
Remediation of Prior Year Material Weakness
We previously identified and disclosed in our 2023 Annual Report on Form 10-K, as well as in our Quarterly Report on Form 10-Q (“Form 10-Q”) for each interim period in fiscal year 2024, a material weakness in our internal control over financial reporting regarding the following:
We did not design and maintain effective controls over the accuracy of contract terms and the reasonableness of gross margin assumptions used to recognize revenue. Specifically, we did not verify that amendments to purchase orders and gross margin percentage assumptions used in the Company’s revenue recognition analysis were properly reviewed at a sufficient level of precision.

During 2024, we successfully completed the testing necessary to conclude that the controls were operating effectively as of December 31, 2024 and have concluded that the material weakness related to revenue recognition has been remediated.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2024.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
The information under the caption “Directors’ Backgrounds and Qualifications” in the 2025 Proxy Statement is incorporated herein by reference.
Executive Officers of the Registrant
The information under the caption “Named Executive Officers” in the 2025 Proxy Statement is incorporated herein by reference.
Audit Committee and Audit Committee Financial Expert
The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2025 Proxy Statement is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information under the caption “Delinquent Section 16(a) Reports” in the 2025 Proxy Statement is incorporated herein by reference.
Code of Business Conduct and Ethics
The information under the caption “Code of Business Conduct and Ethics” in the 2025 Proxy Statement is incorporated herein by reference.
Insider Trading Policies and Procedures
The information under the caption “Key Governance Documents” in the 2025 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “2024 Compensation Discussion and Analysis” and “Compensation of Directors” in the 2025 Proxy Statement is incorporated herein by reference. Moreover, we did not grant any stock options to our officers and key employees nor were any stock options, stock appreciation rights or other option-like instruments granted to our directors or officers within four days prior to, or one day after the release of material non-public information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2025 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our compensation plans under which equity securities are authorized for issuance as of December 31, 2024:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)(3)
Equity compensation plans approved by security holders(1)	621,818	$38.93	[1]	499,523
Employee stock purchase plan approved by security holders(2)	—	—		442,546
Equity compensation plans not approved by security holders	—	—		—
Total	621,818			942,069

(1)Consists of the 2024 Stock Incentive Plan. The number of securities to be issued consists of 114,270 for stock options, 247,264 for restricted stock units and 260,284 for performance stock units at target. The weighted average exercise price applies only to the stock options.
(2)The 2018 Employee Stock Purchase Plan enables employees to purchase our common stock at a 15% discount to the lower of the market value at the beginning or end of each six month offering period. As such, the number of shares that may be issued during a given six month period and the purchase price of such shares cannot be determined in advance. See Note 12 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Certain Relationships and Related Transactions” and “Director Independence” in the 2025 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the caption “Principal Accountant Fees and Services” and “Policy for Pre-Approval of Independent Accountant Services” contained in the 2025 Proxy Statement is incorporated herein by reference.

1

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

	The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

		Page

	Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	44

	Consolidated Balance Sheets - December 31, 2024 and 2023	46

	Consolidated Statements of Income - Years Ended December 31, 2024, 2023, and 2022	47

	Consolidated Statements of Comprehensive Income - Years Ended December 31, 2024, 2023, and 2022	48

	Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2024, 2023, and 2022	49

	Consolidated Statements of Cash Flows - Years Ended December 31, 2024, 2023, and 2022	50

	Notes to Consolidated Financial Statements	51

	2. Financial Statement Schedule

	The following schedule for the years ended December 31, 2024, 2023, and 2022 is filed herewith:

	Schedule II - Consolidated Valuation and Qualifying Accounts	84

	All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

	3. Exhibits

See Item 15(b) for a list of exhibits.		—

ITEM 16. FORM 10-K SUMMARY	—

Signatures	—

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ducommun Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ducommun Incorporated and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment - Structural Systems Reporting Unit
As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $244.6 million as of December 31, 2024, and the goodwill associated with the Structural Systems reporting unit was $127.2 million. Goodwill is evaluated for impairment on an annual basis on the first day of the fourth fiscal quarter. If certain factors occur, management may be required to perform an interim impairment test prior to the fourth quarter. The quantitative approach for potential impairment analysis is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a combination of the income approach (which is based on a discounted cash flow model) and the market approach. Management’s cash flow projections include significant judgments and assumptions, including the amount and timing of expected cash flows, long-term growth rates, and discount rates. The cash flows used in the discounted cash flow model are based on management’s best estimate of future revenues, gross margins, and adjusted after-tax earnings. The market approach also requires management judgment in selecting comparable companies, business acquisitions and the transaction values observed and its related control premiums.
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
/s/ PricewaterhouseCoopers LLP
Irvine, California
February 27, 2025
We have served as the Company’s auditor since 1989.

Ducommun Incorporated and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$37,139	$42,863
Accounts receivable (net of allowance for credit losses of $2,630 and $2,006 at December 31, 2024 and 2023, respectively)	109,716	104,692
Contract assets	200,584	177,686
Inventories	196,881	199,201
Production cost of contracts	6,802	7,778
Other current assets	16,959	17,349
Total Current Assets	568,081	549,569
Property and Equipment, Net	109,812	111,379
Operating Lease Right-of-Use Assets	28,611	29,513
Goodwill	244,600	244,600
Intangibles, Net	149,591	166,343
Deferred Income Taxes	2,239	641
Other Assets	23,167	18,874
Total Assets	$1,126,101	$1,120,919
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$75,784	$72,265
Contract liabilities	34,445	53,492
Accrued and other liabilities	44,214	42,260
Operating lease liabilities	8,531	7,873
Current portion of long-term debt	12,500	7,813
Total Current Liabilities	175,474	183,703
Long-Term Debt, Less Current Portion	229,830	256,961
Non-Current Operating Lease Liabilities	21,284	22,947
Deferred Income Taxes	—	4,766
Other Long-Term Liabilities	16,983	16,448
Total Liabilities	443,571	484,825
Commitments and Contingencies (Notes 14, 16)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 14,781,218 and 14,600,766 shares issued and outstanding at December 31, 2024 and 2023, respectively	148	146
Additional paid-in capital	217,523	206,197
Retained earnings	453,475	421,980
Accumulated other comprehensive income	11,384	7,771
Total Shareholders’ Equity	682,530	636,094
Total Liabilities and Shareholders’ Equity	$1,126,101	$1,120,919
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Net Revenues	$786,551	$756,992	$712,537
Cost of Sales	589,286	593,805	568,240
Gross Profit	197,265	163,187	144,297
Selling, General and Administrative Expenses	138,610	119,728	98,351
Restructuring Charges	6,444	14,542	6,158
Operating Income	52,211	28,917	39,788
Interest Expense	(15,304)	(20,773)	(11,571)
Loss on Extinguishment of Debt	—	—	(295)
Other Income, Net	—	8,235	5,400
Income Before Taxes	36,907	16,379	33,322
Income Tax Expense	5,412	451	4,533
Net Income	$31,495	$15,928	$28,789
Earnings Per Share
Basic earnings per share	$2.13	$1.16	$2.38
Diluted earnings per share	$2.10	$1.14	$2.33
Weighted-Average Number of Shares Outstanding
Basic	14,774	13,717	12,074
Diluted	15,013	13,972	12,366
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Net Income	$31,495	$15,928	$28,789
Other Comprehensive Income, Net of Tax:
Pension Adjustments:
Amortization of actuarial losses and prior service costs, net of tax of $55, $53, and $143 for 2024, 2023, and 2022, respectively	178	167	442
Actuarial gains (losses) arising during the period, net of tax expense (benefit) of $527, $(394), and $722 for 2024, 2023, and 2022, respectively	1,752	(1,268)	2,259
Change in net unrealized gains on cash flow hedges, net of tax of $507, $344, and $3,753 for 2024, 2023, and 2022, respectively	1,683	1,127	12,077
Other Comprehensive Income, Net of Tax	3,613	26	14,778
Comprehensive Income, Net of Tax	$35,108	$15,954	$43,567
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share data)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	11,925,087	$119	$104,253	$377,263	$(7,033)	$474,602
Net income	—	—	—	28,789	—	28,789
Other comprehensive income, net of tax	—	—	—	—	14,778	14,778
Employee stock purchase plan	59,693	1	2,230	—	—	2,231
Stock options exercised	109,186	1	3,474	—	—	3,475
Stock repurchased related to the exercise of stock options and stock awards vested	(151,213)	(2)	(7,457)	—	—	(7,459)
Stock awards vested	163,532	2	(2)	—	—	—
Stock-based compensation	—	—	9,544	—	—	9,544
Balance at December 31, 2022	12,106,285	121	112,042	406,052	7,745	525,960
Net income	—	—	—	15,928	—	15,928
Other comprehensive income, net of tax	—	—	—	—	26	26
Issuance of common stock in public offering, net of issuance costs	2,300,000	23	85,084	—	—	85,107
Employee stock purchase plan	52,211	1	2,541	—	—	2,542
Stock options exercised	49,450	—	1,564	—	—	1,564
Stock repurchased related to the exercise of stock options and stock awards vested	(138,929)	(1)	(7,380)	—	—	(7,381)
Stock awards vested	231,749	2	(2)	—	—	—
Stock-based compensation	—	—	12,348	—	—	12,348
Balance at December 31, 2023	14,600,766	146	206,197	421,980	7,771	636,094
Net income	—	—	—	31,495	—	31,495
Other comprehensive income, net of tax	—	—	—	—	3,613	3,613
Employee stock purchase plan	55,220	1	2,322	—	—	2,323
Stock options exercised	20,880	—	774	—	—	774
Stock repurchased related to the exercise of stock options and stock awards vested	(114,956)	(1)	(5,953)	—	—	(5,954)
Stock awards vested	219,308	2	(2)	—	—	—
Stock-based compensation	—	—	14,185	—	—	14,185
Balance at December 31, 2024	14,781,218	$148	$217,523	$453,475	$11,384	$682,530
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net Income	$31,495	$15,928	$28,789
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	33,438	32,571	31,421
Non-cash operating lease cost	8,513	8,215	7,267
Inventory write-down and property and equipment impairment due to restructuring	—	882	1,610
Stock-based compensation expense	17,836	15,045	10,744
Deferred income taxes	(7,454)	(9,832)	(9,392)
Provision for (recovery of) credit losses	624	1,417	(509)
Noncash loss on extinguishment of debt	—	—	295
Recognition of insurance recoveries	—	(3,886)	—
Other	297	411	1,060
Changes in Assets and Liabilities:
Accounts receivable	(5,648)	1,998	(31,188)
Contract assets	(22,898)	13,604	(14,885)
Inventories	2,320	(15,979)	(20,841)
Production cost of contracts	618	(2,825)	8
Other assets	(1,507)	(4,330)	(1,354)
Accounts payable	3,239	(18,420)	24,222
Contract liabilities	(19,047)	6,424	4,991
Operating lease liabilities	(8,270)	(7,618)	(6,473)
Accrued and other liabilities	624	(2,538)	6,915
Net Cash Provided by Operating Activities	34,180	31,067	32,680
Cash Flows from Investing Activities
Purchases of property and equipment	(14,129)	(19,522)	(19,689)
Proceeds from sale of assets	223	404	82
Payments for acquisition of BLR Aerospace L.L.C., net of cash acquired	—	(114,378)	—
Post closing cash received from acquisition of Magnetic Seal LLC, net of cash acquired	—	—	365
Net Cash Used in Investing Activities	(13,906)	(133,496)	(19,242)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	20,000	176,500	4,000
Repayments of senior secured revolving credit facility	(35,000)	(152,700)	(4,000)
Borrowings from term loans	—	—	250,000
Repayments of term loans	(7,813)	(6,250)	(289,274)
Repayments of other debt	(329)	(336)	(344)
Debt issuance costs	—	—	(2,511)
Proceeds from issuance of common stock in public offering, net of issuance costs	—	85,107	—
Net cash paid upon issuance of common stock under stock plans	(2,856)	(3,275)	(1,379)
Net Cash (Used in) Provided by Financing Activities	(25,998)	99,046	(43,508)
Net Decrease in Cash and Cash Equivalents	(5,724)	(3,383)	(30,070)
Cash and Cash Equivalents at Beginning of Year	42,863	46,246	76,316
Cash and Cash Equivalents at End of Year	$37,139	$42,863	$46,246
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
On November 12, 2024 Albion filed a 13D/A with the SEC stating that it no longer intended to maintain an active role with Ducommun and that it had reduced its stock ownership to 737,992 shares. Subsequent to our year ended December 31, 2024, on February 10, 2025, Albion filed a 13G/A with the SEC showing it completely liquidated its holdings and no longer owned any shares in Ducommun as of December 31, 2024.

Supplemental Cash Flow Information

	(Dollars in thousands) Years Ended December 31,
	2024	2023	2022
Interest paid, net	$14,010	$19,856	$10,983
Taxes paid, net	$12,881	$22,950	$3,825
Non-cash activities:
Purchases of property and equipment not paid	$1,087	$807	$1,195
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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in either 2024 or 2023.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements with an aggregate notional amount of $150.0 million, all with an effective date of January 1, 2024 (“Forward Interest Rate Swaps”) to manage our exposure to interest rate movements on a portion of our debt. As such, at the time we entered into the Forward Interest Rate Swaps, there was a high probability of forecasted interest payments on our debts occurring and the swaps are highly effective in offsetting those interest payments and therefore, we elected to apply cash flow hedge accounting. In July 2022, as a result of refinancing all our existing debt, which allows borrowing based on a Secured Overnight Financing Rate (“SOFR”), we were required to complete an amendment of the Forward Interest Rate Swaps from One Month London Interbank Offered Rate (“LIBOR”) to One Month Term SOFR (“Amended Forward Interest Rate Swaps”), which occurred on the same day. After the transition of the Forward Interest Rate Swaps and debt to SOFR was completed, we determined the hedging relationship was still highly effective as of the amendment date. See Note 4 and Note 10. As of December 31, 2024, all of our derivative instruments were designated as cash flow hedges.
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
We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. The qualitative approach for potential impairment analysis is performed to determine whether it is more likely than not that the fair value of a reporting unit was less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment.
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
In the fourth quarter of 2024, the carrying amount of goodwill at the date of the most recent annual impairment evaluation for Electronic Systems and Structural Systems was $117.4 million and $127.2 million, respectively. We performed a step one goodwill impairment analysis as of the first day of the fourth quarter of 2024 for both Electronic Systems and Structural Systems. The fair value of both Electronic Systems and Structural Systems exceeded its respective carrying values and thus, were not deemed to be impaired. See Note 8.
We acquired 100% of the equity interests of BLR Aerospace, L.L.C. (“BLR”) in April 2023, for an initial purchase price of $115.0 million, net of cash acquired. We recorded goodwill of $41.2 million in our Structural Systems segment, which is also our reporting unit. See Note 2.
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
Contract estimates, known as “estimates at completion,” are based on various assumptions to project the outcome of future events that can span multiple months or years. These assumptions include among others, actual gross profits on the same or similar products manufactured previously; labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; overhead cost rates; and the performance of subcontractors. As a significant change in one or more of these estimates could affect the progress completed (and related profitability) on our contracts, we review and update our contract-related estimates on a regular basis. We recognize such adjustments under the cumulative catch-up method. Under this method, the impact of the adjustment is recognized in the period the adjustment is identified. In any given reporting period, we have a large number of active contracts, which we have defined as a customer purchase order, and changes in estimates may occur on a significant number of these contracts. Given the significant number of contracts that we may have at any given point in time, the varied nature of products produced under such contracts, and the different assumptions, facts and circumstances associated with each individual contract, and the fact that such changes at the contract level are typically not material, we disclose cumulative catch-up adjustments on a net basis.
Net cumulative favorable and unfavorable catch-up adjustments to contracts had the following impact on our operating results:

	(Dollars in thousands)
	Years Ended December 31,
	2024	2023	2022
Total net revenues	$(2,402)	$(7,161)	$(4,842)
Operating income	$(2,402)	$(7,161)	$(4,842)
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
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the consolidated balance sheets. As of December 31, 2024 and December 31, 2023, provision for estimated losses on contracts were $4.7 million and $5.4 million, respectively. It is reasonably possible we may incur additional losses in the future.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of December 31, 2024 and December 31, 2023, production cost of contracts were $6.8 million and $7.8 million, respectively.
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	December 31, 2024	December 31, 2023
Contract assets	$200,584	$177,686
Contract liabilities	$34,445	$53,492
The increase in our contract assets as of December 31, 2024 compared to December 31, 2023 was primarily due to a net increase of products in work in process.
The decrease in our contract liabilities as of December 31, 2024 compared to December 31, 2023 was primarily due to a net decrease of advance or progress payments received from our customers in the current year. We recognized $37.9 million of the contract liabilities as of December 31, 2023 as revenues during the year ended December 31, 2024.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of December 31, 2024 totaled $1,012.6 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in 2026 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

		(Dollars in thousands) Years Ended December 31,		% of Net Revenues
	Change	2024	2023	2024	2023
Consolidated Ducommun
Military and space	$16,126	$419,945	$403,819	53.4%	53.3%
Commercial aerospace	23,823	333,114	309,291	42.3%	40.9%
Industrial	(10,390)	33,492	43,882	4.3%	5.8%
Total	$29,559	$786,551	$756,992	100.0%	100.0%

Electronic Systems
Military and space	$14,011	$307,496	$293,485	71.3%	68.2%
Commercial aerospace	(2,394)	90,375	92,769	20.9%	21.6%
Industrial	(10,390)	33,492	43,882	7.8%	10.2%
Total	$1,227	$431,363	$430,136	100.0%	100.0%

Structural Systems
Military and space	$2,115	$112,449	$110,334	31.7%	33.8%
Commercial aerospace	26,217	242,739	216,522	68.3%	66.2%
Total	$28,332	$355,188	$326,856	100.0%	100.0%
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
Charitable Contributions
We contributed $0.1 million to the Ducommun Foundation during 2024.
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data) Years Ended December 31,
	2024	2023	2022
Net income	$31,495	$15,928	$28,789
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	14,774	13,717	12,074
Dilutive potential common shares	239	255	292
Diluted weighted-average common shares outstanding	15,013	13,972	12,366
Earnings per share
Basic	$2.13	$1.16	$2.38
Diluted	$2.10	$1.14	$2.33
Potentially dilutive stock awards to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Years Ended December 31,
	2024	2023	2022
Stock options and stock units	2	10	52

Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2024
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance is effective for fiscal years beginning after December 15, 2023, which is our annual period beginning January 1, 2024, and interim periods within fiscal years beginning after December 15, 2024, which will be our interim period beginning January 1, 2025. The adoption of ASU 2023-07 did not have a material impact on our consolidated financial statements. See Note 18 for the enhanced disclosures.
Recently Issued Accounting Standards
In January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”), which clarifies that all public business entities should initially adopt the disclosure requirements in the final annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The new guidance is effective for fiscal years beginning after December 15, 2026, which is our annual period beginning January 1, 2027, and interim reporting periods beginning after December 15, 2027, which will be our interim period beginning January 1, 2028. Early adoption of ASU 2024-03 (described below) is permitted. We are evaluating the impact of this standard in conjunction with ASU 2024-03.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The new guidance is effective for fiscal years beginning after December 15, 2026, which is our annual period beginning January 1, 2027, and interim reporting periods beginning after December 15, 2027, which will be our interim period beginning January 1, 2028. Early adoption is permitted. The amendments in ASU 2024-03 should be applied either 1) prospectively to financial statements issued for reporting periods after the effective date, or 2) retrospectively to any or all prior periods presented in the financial statements. We are evaluating the impact of this standard.
In March 2024, the FASB issued ASU 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”), which removed references to various FASB Concepts Statements and updates technical corrections such as conforming amendments, clarification to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The new guidance is effective for fiscal years beginning after December 15, 2024, which is our annual period beginning January 1, 2025. Early adoption is permitted. We are evaluating the impact of this standard.
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

Note 3. Restructuring Activities
Summary of 2022 Restructuring Plan
In April 2022, management approved and commenced a restructuring plan that will better position us for stronger performance. The restructuring plan mainly reduces headcount and consolidates facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. During the year ended December 31, 2024, we recorded total charges of $7.7 million. Cumulative through the year ended December 31, 2024, we recorded total charges of $29.2 million. As of December 31, 2024, we estimate the remaining amount of charges related to this initiative will be $1.0 million to $1.5 million in total pre-tax restructuring charges through 2025 for facility consolidation related expenses.
In the Electronics Systems segment, we recorded (credits) charges of $(0.1) million, zero, and $0.2 million during the year ended December 31, 2024, for severance and benefits that were classified as restructuring charges, charges for inventory write down that were classified as cost of sales, and other restructuring, respectively. Cumulative through the year ended December 31, 2024, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that were classified as cost of sales, and other restructuring of $9.5 million, $0.3 million, $0.3 million, and $0.2 million, respectively.
In the Structural Systems segment, we recorded $1.7 million, zero, $1.2 million, and $4.6 million during the year ended December 31, 2024 for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring charges, respectively. Cumulative through the year ended December 31, 2024, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, impairment of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $7.6 million, $1.7 million, $0.3 million, $1.8 million, and $7.4 million, respectively.
Our restructuring activities for 2024 were as follows (in thousands):

	December 31, 2023	2024				December 31, 2024
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$5,389	$1,623	$(5,395)	$—	$(74)	$1,543
Property and equipment accelerated depreciation due to restructuring	—	—	—	—	—	—
Inventory write down	—	1,212	—	(1,212)	—	—
Other	—	4,821	(3,861)	(571)	—	389
Ending balance	$5,389	$7,656	$(9,256)	$(1,783)	$(74)	$1,932
The restructuring activities accrual for severance and benefits and other of $1.9 million as of December 31, 2024 was included as part of accrued and other liabilities.

Note 4. Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges consists of forward interest rate swaps to manage our exposure to interest rate movements on a portion of our debt through January 1, 2031. Our forward interest rate swaps hedge forecasted transactions from January 1, 2024 through January 1, 2031.
The notional amounts of derivative instruments are as follows:

	(Dollars in thousands)
	December 31, 2024	December 31, 2023
Derivative instruments designated as hedging instruments:
Interest rate contracts	$150,000	$150,000
The following table summarizes the fair value and presentation on the consolidated balance sheets for derivative instruments:

		(Dollars in thousands)
	Balance Sheet Location	December 31, 2024	December 31, 2023
Derivative instruments designated as hedging instruments:
Interest rate contracts	Other assets, current	$3,576	$4,046
	Other assets	$14,606	$11,595

Accumulated other comprehensive income activities during 2024 were as follows (in thousands):

	December 31, 2023	2024		December 31, 2024
	Balance	Changes in Fair Value Recognized	Reclassifications to Income Statement	Balance
Cash flow hedges, before tax totals	$15,641	$7,397	$(5,207)	$17,831

Unrealized gains associated with our hedging transactions recognized in other comprehensive income are presented in the following table:

	(Dollars in thousands)
	December 31, 2024	December 31, 2023
Recognized in other comprehensive income, net of tax:
Interest rate contracts	$1,683	$1,127

We reclassified gains associated with our cash flow hedges from accumulated other comprehensive income to the income statements when the Forward Interest Rate Swaps became effective as of January 1, 2024 and are presented in the following table:

	(Dollars in thousands)
	December 31, 2024	December 31, 2023
Interest rate contracts:
Interest expense	$5,207	$—

The pre-tax deferred gains recorded in other comprehensive income that will mature in the next 12 months total $3.5 million.

Note 5. Inventories
Inventories consisted of the following:

	(In thousands) December 31,
	2024	2023
Raw materials and supplies	$158,865	$174,624
Work in process	32,082	22,060
Finished goods	5,934	2,517
Total	$196,881	$199,201

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following:

	(In thousands) December 31,		Range of Estimated
	2024	2023	Useful Lives
Land	$11,305	$11,154
Buildings and improvements	57,394	52,130	5 - 40 Years
Machinery and equipment	197,271	189,480	2 - 20 Years
Furniture and equipment	22,303	21,698	2 - 10 Years
Construction in progress	16,460	18,329
	304,733	292,791
Less accumulated depreciation	194,921	181,412
Total	$109,812	$111,379
Depreciation expense was $16.3 million, $15.5 million, and $14.5 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 7. Leases
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
The components of lease expense consisted of the following:

	(In thousands)
	Years Ended
	December 31, 2024	December 31, 2023
Operating leases expense	$10,813	$10,855

Finance leases expense:
Amortization of right-of-use assets	$340	$358
Interest on lease liabilities	52	48
Total finance lease expense	$392	$406
Short term and variable lease expenses for the year ended December 31, 2024 were not material.

Supplemental cash flow information related to leases was as follows:

	(In thousands)
	Years Ended
	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,013	$8,853
Operating cash flows from finance leases	$52	$48
Financing cash flows from finance leases	$329	$340

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,042	$5,348
Finance leases	$1,055	$—
The weighted average remaining lease terms were as follows:

	(In years)
	December 31, 2024	December 31, 2023
Operating leases	5	4
Finance leases	5	5
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
The weighted average discount rates were as follows:

	Years Ended
	December 31, 2024	December 31, 2023
Operating leases	3.6%	3.0%
Finance leases	4.6%	3.7%
Maturity of operating and finance lease liabilities are as follows:

	(In thousands)
	Operating Leases	Finance Leases
2025	$9,366	$478
2026	9,290	424
2027	4,075	391
2028	3,591	351
2029	1,748	337
Thereafter	4,698	135
Total lease payments	32,768	2,116
Less imputed interest	2,953	226
Total	$29,815	$1,890
Operating lease payments related to options to extend lease terms that are reasonably certain of being exercised are not significant. As of December 31, 2024, there were no legally binding minimum lease payments for leases signed but not yet commenced.

Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are not significant. As of December 31, 2024, there were no legally binding minimum lease payments for leases signed but not yet commenced.

Note 8. Goodwill and Other Intangible Assets
Goodwill
The carrying amounts of goodwill, by operating segment, for the years ended December 31, 2024 and 2023 were as follows:

	(In thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$85,972	$285,129
Accumulated goodwill impairment	(81,722)	—	(81,722)
Goodwill from acquisition during the year	—	41,193	41,193
Balance at December 31, 2023	117,435	127,165	244,600
Balance at December 31, 2024	$117,435	$127,165	$244,600
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
We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. The qualitative approach for potential impairment analysis is performed by evaluating a number of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit was less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment.
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
As of the first day of the fourth quarter of 2024, we performed a quantitative goodwill impairment test for both our Electronic Systems and Structural Systems reporting units. Based on the results of this test, the fair values of both reporting units exceeded their respective carrying values. Thus, the respective goodwill amounts were not deemed impaired.
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
Other Intangible Assets
Other intangible assets are related to acquisitions, including BLR, and recorded at fair value at the time of the acquisition. Other intangible assets with finite lives are generally amortized on the straight-line method over periods ranging from 2 to 23 years. Intangible assets are as follows:

		(In thousands)
		December 31, 2024			December 31, 2023
	Wtd. Avg Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived assets
Customer relationships	17	$261,300	$156,921	$104,379	$261,300	$142,423	$118,877
Trade names and trademarks	16	10,400	2,937	7,463	10,400	2,258	8,142
Contract renewal	14	1,845	1,845	—	1,845	1,845	—
Technology	23	36,000	2,951	33,049	36,000	1,376	34,624
Backlog	2	600	600	—	600	600	—
Total finite-lived assets		310,145	165,254	144,891	310,145	148,502	161,643

Indefinite-lived assets
Trade names and trademarks		4,700	—	4,700	4,700	—	4,700
Total		$314,845	$165,254	$149,591	$314,845	$148,502	$166,343
The carrying amount of other intangible assets by operating segment as of December 31, 2024 and 2023 was as follows:

	(In thousands)
	December 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
Other intangible assets
Electronic Systems	$164,545	$118,054	$46,491	$164,545	$108,766	$55,779
Structural Systems	150,300	47,200	103,100	150,300	39,736	110,564
Total	$314,845	$165,254	$149,591	$314,845	$148,502	$166,343
Amortization expense of other intangible assets was $16.8 million, $16.4 million and $14.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Future amortization expense by operating segment is expected to be as follows:

	(In thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
2025	$9,288	$7,464	$16,752
2026	9,288	7,440	16,728
2027	9,288	7,437	16,725
2028	9,288	6,892	16,180
2029	5,276	6,627	11,903
Thereafter	4,063	62,540	66,603
	$46,491	$98,400	$144,891

Note 9. Accrued and Other Liabilities
The components of accrued and other liabilities consisted of the following:

	(In thousands) December 31,
	2024	2023
Accrued compensation	$35,915	$35,574
Accrued income tax and sales tax	669	177
Other	7,630	6,509
Total	$44,214	$42,260

Note 10. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands) December 31,
	2024	2023
Term loans	$234,375	$242,188
Revolving credit facility	8,800	23,800
Total debt	243,175	265,988
Less current portion	12,500	7,813
Total long-term debt, less current portion	230,675	258,175
Less debt issuance costs - term loans	(845)	(1,214)
Total long-term debt, net of debt issuance costs - term loans	$229,830	$256,961
Debt issuance costs - revolving credit facility (1)	$1,258	$1,761
Weighted-average interest rate	7.25%	7.53%
(1) Included as part of other assets.
Future long-term debt payments at December 31, 2024 were as follows:

(In thousands)
2025	$12,500
2026	14,063
2027	216,612
2028	—
2029	—
Thereafter	—
Total	$243,175
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
The 2022 Term Loan bears interest, at our option, at a rate equal to either (i) Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin ranging from 1.375% to 2.375% per year or (ii) Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] Term SOFR plus 1.00%, and if the Base Rate is less than zero percent, it will be deemed zero percent) plus an applicable margin ranging from 0.375% to 1.375% per year, in each case based upon the consolidated total net adjusted leverage ratio. Interest payments are typically paid either on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. The first quarterly amortization payment of $1.6 million was required to be paid and was paid during the fourth quarter of 2022. We made the required quarterly amortization payments totaling $7.8 million and $6.3 million during the years ended December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, we had $191.0 million of unused borrowing capacity under the 2022 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
As of December 31, 2024, we were in compliance with all covenants required under the 2022 Credit Facilities.
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
In May 2023, we completed a public offering of our common stock resulting in net proceeds of $85.1 million. We utilized the net proceeds plus cash on hand to pay down $85.2 million on the 2022 Revolving Credit Facility. See Note 11 for further information.
In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. The Forward Interest Rate Swaps were deemed to be highly effective upon entering into the derivative contracts and thus, hedge accounting treatment was utilized. Since the Amended Forward Interest Rate Swaps (as defined below) were not effective until January 1, 2024, we only record the changes in the fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges in other comprehensive income through December 31, 2023. See Note 1 and Note 4 for further information.
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

Note 11. Shareholders’ Equity
In May 2023, we completed a public offering of 2.3 million shares of our common stock at $40.00 per share, for gross proceeds of $92.0 million. The common stock offering was made under our effective shelf registration statement. We incurred aggregate total out of pocket stock offering related fees of $6.9 million, resulting in net proceeds of $85.1 million. As such, we recorded an increase to common stock at par value of less than $0.1 million with the remaining amount as an increase to additional paid-in capital of $85.1 million. The public stock offering net proceeds along with cash on hand were used to pay down $85.2 million on the 2022 Revolving Credit Facility that was drawn on and utilized to complete the acquisition of BLR. See Note 2 and Note 10 for further information.
We are authorized to issue five million shares of preferred stock. At December 31, 2024 and 2023, no preferred shares were issued or outstanding.

Note 12. Stock-Based Compensation
Stock Incentive Compensation Plans
We currently have two active stock incentive plans: i) the 2024 Stock Incentive Plan (the “2024 Plan”), which expires on April 24, 2034, and ii) the 2018 Employee Stock Purchase Plan (“ESPP”). The Amended and Restated 2020 Stock Incentive Plan (the “2020 Plan”) was closed to further issuances of stock awards on April 24, 2024 and any remaining shares available were folded into the 2024 Plan as part of the approval of the 2024 Plan by shareholders at the 2024 Annual Meeting of Shareholders in April 2024. The 2024 Plan permit awards of stock options, restricted stock units, performance stock units and other stock-based awards to our officers, key employees and non-employee directors on terms determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The aggregate number of shares available for issuance under the 2024 Plan is 745,377 plus any outstanding awards issued under the 2020 Plan that are subsequently forfeited, terminated, expire or otherwise lapse without being exercised. As of December 31, 2024, shares available for future grant under the 2024 Plan are 499,523. Prior to the adoption of the 2024 Plan, we granted stock-based awards to purchase shares of our common stock under certain predecessor plans. No further awards can be granted under these predecessor plans.
Employee Stock Purchase Plan
The ESPP was adopted by the Board of Directors and approved by the shareholders in 2018, including 750,000 shares that can be awarded. The first offering period closed on July 31, 2019. Under the ESPP, our employees who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period and the discount will be treated as compensation to those employees. Employees purchase common stock using payroll deductions, which may not exceed 10% of their eligible compensation and other limitations. The Compensation Committee administers the ESPP. As of December 31, 2024, there are 442,546 shares available for future award grants.
Stock Options
In the years ended December 31, 2024, 2023, and 2022, we did not grant any stock options to our officers and key employees nor were any stock options, stock appreciation rights or other option-like instruments granted to our directors or officers within four days prior to, or one day after the release of material non-public information. Stock options are typically granted with an exercise price equal to the fair market value of our stock on the date of grant and expire not more than ten years from the date of grant. The stock options typically vest over a period of three or four years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. If an employee terminates employment, the non-vested portion of the stock options will not vest and all rights to the non-vested portion will terminate completely.

Stock option activity for the year ended December 31, 2024 were as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	137,150	$38.66
Granted	—	$—
Exercised	(20,880)	$37.06
Expired	(2,000)	$39.78
Forfeited	—	$—
Outstanding at December 31, 2024	114,270	$38.93	4.1	$2,826
Exercisable at December 31, 2024	114,270	$38.93	4.1	$2,826
All stock options outstanding as of January 1, 2024 were fully vested.
The aggregate intrinsic value of stock options represents the amount by which the market price of our common stock exceeds the exercise price of the stock option. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2024, 2023 and 2022 was $0.4 million, $1.0 million, and $2.0 million, respectively. Cash received from stock options exercised for the years ended December 31, 2024, 2023 and 2022 was $0.8 million, $1.6 million, and $3.5 million, respectively, with related tax benefits of $0.2 million, $0.4 million, and $0.8 million, respectively. The total amount of stock options vested is 114,270 shares with a weighted-average exercise price of $38.93 and an aggregate intrinsic value of $2.8 million. There were no unvested stock options as of December 31, 2024. These stock options have a weighted-average remaining contractual term of 4.1 years.

The share-based compensation cost expensed for stock options for the years ended December 31, 2024, 2023, and 2022 (before tax benefits) was zero, zero, and $0.3 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2024, there were no remaining unrecognized compensation cost related to stock options. The total fair value of stock options vested during the years ended December 31, 2024, 2023, and 2022 was zero, zero, and $0.8 million, respectively.
We typically apply fair value accounting for stock-based compensation based on the grant date fair value estimated using a Black-Scholes-Merton (“Black-Scholes”) valuation model. There were no stock options granted under the 2024 Plan or the 2020 Plan for the years ended December 31, 2024, 2023, and 2022.
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
Restricted Stock Units
We granted restricted stock units (“RSUs”) to certain officers, key employees and non-employee directors of 144,775, 110,067, and 118,847 RSUs during the years ended December 31, 2024, 2023, and 2022, respectively, with weighted-average grant date fair values (equal to the fair market value of our stock on the date of grant) of $56.43, $51.57, and $51.76 per share, respectively. RSUs represent a right to receive a share of stock at future vesting dates with no cash payment required from the holder. The RSUs typically have a three year vesting term of 33.3%, 33.3% and 33.4% on the first, second and third anniversaries of the date of grant, respectively. If an employee terminates employment, their non-vested portion of the RSUs will not vest and all rights to the non-vested portion will terminate.

Restricted stock unit activity for the year ended December 31, 2024 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2024	209,814	$49.46
Granted	144,775	$56.43
Vested	(89,403)	$52.48
Forfeited	(17,922)	$53.74
Outstanding at December 31, 2024	247,264	$52.14
The share-based compensation cost expensed for RSUs for the years ended December 31, 2024, 2023, and 2022 (before tax benefits) was $5.0 million, $4.5 million, and $3.8 million respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2024, total unrecognized compensation cost (before tax benefits) related to RSUs of $7.7 million is expected to be recognized over a weighted average period of 1.7 years. The total fair value of RSUs vested for the years ended December 31, 2024, 2023, and 2022 was $4.8 million, $3.9 million, and $3.5 million, respectively. The tax benefit realized from vested RSUs for the years ended December 31, 2024, 2023, and 2022 was $1.1 million, $0.9 million, and $0.8 million, respectively.
Performance Stock Units
We granted performance stock awards (“PSUs”) to certain key employees of 156,565, 160,852, and 111,654 PSUs during the years ended December 31, 2024, 2023, and 2022, respectively, with weighted-average grant date fair values of $63.45, $40.51, and $48.18 per share, respectively. PSU awards are subject to the attainment of performance goals established by the Compensation Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals are based on a pre-established objective formula that specifies the manner of determining the number of PSUs that will be granted if performance goals are attained. If an employee terminates employment, their non-vested portion of the PSUs will not vest and all rights to the non-vested portion will terminate.

Performance stock activity for the year ended December 31, 2024 was as follows:

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2024	269,188	$50.52
Granted	156,565	$63.45
Vested	(129,905)	$60.54
Forfeited	(35,564)	$28.09
Outstanding at December 31, 2024	260,284	$56.36
The share-based compensation cost expensed for PSUs for the years ended December 31, 2024, 2023, and 2022 (before tax benefits) was $8.4 million, $6.9 million and $5.1 million, respectively, and is included in selling, general and administrative expenses on the consolidated income statements. At December 31, 2024, total unrecognized compensation cost (before tax benefits) related to PSUs of $11.8 million is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of PSUs vested during the years ended December 31, 2024, 2023, and 2022, was $6.4 million, $8.5 million, and $4.4 million, respectively. The tax benefit realized from PSUs for the years ended December 31, 2024, 2023, and 2022 were $1.5 million, $2.0 million, and $1.1 million, respectively.
Performance-Based With Market Condition Cash Settled Long-Term Incentive Awards
As permitted under the 2020 Plan, performance-based with market condition cash settled long-term incentive awards (“Performance-Based Cash LTIPs”) were granted in 2023 and 2022. Performance-Based Cash LTIPs will be settled in cash and are subject to the attainment of performance goals established by the Compensation Committee (including achievement of relative total shareholder return market condition), the periods during which performance is to be measured, and all other limitations and conditions applicable to the Performance-Based Cash LTIPs’ values. Performance goals are based on a pre-established objective formula that specifies the manner of determining the value of the Performance-Based Cash LTIPs that will be issued if performance goals are attained. If an employee terminates employment, their non-vested portion of the Performance-Based Cash LTIPs will not vest and all rights to the non-vested portion of the Performance-Based Cash LTIPs will terminate. The Compensation Committee administers the Performance-Based Cash LTIPs. The share-based compensation expense recorded for the Performance-Based Cash LTIPs for the years ended December 31, 2024, 2023, and 2022 (before tax benefits) was $3.7 million, $2.7 million, and $1.2 million, respectively.

Note 13. Employee Benefit Plans
Defined Contribution 401(k) Plans
We sponsor a 401(k) defined contribution plan for all our employees. The plan allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan, we generally provide a match equal to 50% of the employee’s contributions up to the first 6% of compensation, except for union employees who are not eligible to receive the match. Our provision for matching and profit sharing contributions for the three years ended December 31, 2024, 2023, and 2022 was $3.2 million, $3.1 million, and $2.9 million, respectively.
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

The components of net periodic pension cost for the Pension Plan and LaBarge Retirement Plan in aggregate are as follows:

	(In thousands) Years Ended December 31,
	2024	2023	2022
Service cost	$407	$406	$625
Interest cost	1,501	1,503	1,089
Expected return on plan assets	(865)	(1,790)	(2,081)
Amortization of actuarial losses	233	220	585
Net periodic pension cost	$1,276	$339	$218
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for 2024 were as follows:

(In thousands) Year Ended December 31,
2024
Amortization of actuarial loss - total before tax (1)	$233
Tax benefit	(55)
Net of tax	$178
(1)The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.
The estimated net actuarial loss for both plans that will be amortized from accumulated other comprehensive loss into net periodic cost during 2025 is $0.1 million.

The obligations, fair value of plan assets, and funded status of both plans are as follows:

	(In thousands) December 31,
	2024	2023
Change in benefit obligation(1)
Beginning benefit obligation (January 1)	$31,550	$30,337
Service cost	407	406
Interest cost	1,501	1,503
Actuarial gain (loss)	(2,115)	859
Benefits paid	(1,736)	(1,555)
Ending benefit obligation (December 31)	$29,607	$31,550
Change in plan assets
Beginning fair value of plan assets (January 1)	$29,487	$29,280
Return on assets	1,029	987
Employer contribution	439	775
Benefits paid	(1,736)	(1,555)
Ending fair value of plan assets (December 31)	$29,219	$29,487
Funded status underfunded	$(388)	$(2,063)
Amounts recognized in the consolidated balance sheet
Non-current assets	$2,938	$1,464
Current liabilities	$440	$428
Non-current liabilities	$2,886	$3,099
Unrecognized loss included in accumulated other comprehensive loss
Beginning unrecognized loss, before tax (January 1)	$5,449	$4,011
Amortization	(226)	(216)
Liability (gain) loss	(2,122)	851
Asset (gain) loss	(165)	803
Ending unrecognized loss, before tax (December 31)	2,936	5,449
Tax impact	(696)	(1,296)
Unrecognized loss included in accumulated other comprehensive loss, net of tax	$2,240	$4,153

(1)Projected benefit obligation equals the accumulated benefit obligation for the plans.
On December 31, 2024, our annual measurement date, the accumulated benefit obligation exceeded the fair value of the plans assets by $0.4 million. Such excess is referred to as an unfunded accumulated benefit obligation. We recorded an unrecognized loss included in accumulated other comprehensive income, net of tax at December 31, 2024 and 2023 of $2.2 million and $4.2 million, respectively, which decreased shareholders’ equity. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings, and would be decreased or be eliminated if either interest rates increase or market performance and plan returns improve which will cause the Pension Plan to return to fully funded status.
Our Pension Plan asset allocations at December 31, 2024 and 2023, by asset category, were as follows:

	December 31,
	2024	2023
Equity securities	—%	—%
Cash and equivalents	40%	41%
Debt securities	60%	59%
Total(1)	100%	100%

(1)Our overall investment strategy is typically to achieve an asset allocation within the following ranges to achieve an appropriate rate of return relative to risk.

Cash	0-10%
Fixed income securities	15-75%
Equities	30-80%
The Pension Plan is associated with the union employees at one of the performance centers that ceased operations in 2024 as a result of the 2022 Restructure Plan. Therefore, during 2023, we changed the overall investment strategy to achieve an asset allocation that de-risked the investment portfolio to preserve capital as the Pension Plan was fully funded. As of December 31, 2024, the Pension Plan assets consists primarily of bonds and cash and cash equivalents. The return on assets assumption reflects the average rate of return expected on the bonds and cash and cash equivalents invested to provide for the benefits included in the projected benefit obligation. We consider information from various external investment managers, forward-looking information regarding expected returns by asset class and our own judgment when determining the expected returns.

	(In thousands) Year Ended December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,773	$—	$—	$11,773
Fixed income securities	17,446	—	—	17,446
Total plan assets at fair value	$29,219	$—	$—	29,219
Pooled funds				—
Total fair value of plan assets				$29,219

	(In thousands) Year Ended December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,016	$—	$—	$12,016
Fixed income securities	17,471	—	—	17,471
Total plan assets at fair value	$29,487	$—	$—	29,487
Pooled funds				—
Total fair value of plan assets				$29,487

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
The weighted-average assumptions used to determine the net periodic benefit costs under the two plans were as follows:

	Years Ended December 31,
	2024	2023	2022
Discount rate used to determine pension expense
Pension Plan	4.91%	5.11%	2.85%
LaBarge Retirement Plan	4.75%	5.00%	2.35%

The weighted-average assumptions used to determine the benefit obligations under the two plans were as follows:

	December 31,
	2024	2023	2022
Discount rate used to determine value of obligations
Pension Plan	5.68%	4.91%	5.11%
LaBarge Retirement Plan	5.35%	4.75%	5.00%
Long-term rate of return - Pension Plan only	3.00%	3.00%	6.25%
The following benefit payments under both plans, which reflect expected future service, as appropriate, are expected to be paid:

	(In thousands)
	Pension Plan	LaBarge Retirement Plan
2025	$1,639	$440
2026	$1,751	$412
2027	$1,836	$386
2028	$1,891	$363
2029	$1,946	$339
2030 - 2034	$9,666	$1,366
Our funding policy is to contribute cash to our plans so that the minimum contribution requirements established by government funding and taxing authorities are met. We expect to make contributions of $0.4 million to the plans in 2025.
Supplemental Retirement Plans
We have three unfunded supplemental retirement plans. The first plan (“First Plan”) was suspended in 1986, but continues to cover certain former executives. The second plan (“Second Plan”) was suspended in 1997, but continues to cover certain current and retired directors. The third plan (“Third Plan”) covers certain current and retired employees and further employee contributions to this plan were suspended on August 5, 2011. The liability for the First and Third Plans and interest thereon was zero at December 31, 2024 and December 31, 2023. The accumulated benefit obligations of the Second Plan at December 31, 2024 and December 31, 2023 were both $0.3 million, and are included in accrued liabilities.
Non-Qualified Deferred Compensation Plan
In 2019, we adopted a nonqualified deferred compensation plan (“NQDC Plan”) that allows certain management employees or independent contractors to elect deferral of receipt of compensation from Ducommun in order to provide retirement and other benefits on behalf of such management employees or independent contractors (“Certain Participants”). The NQDC Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code (the “Code”). The NQDC Plan is also intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits for a select group of management or highly compensated employees under Section 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974 (“ERISA”) and independent contractors. Notwithstanding any other provision of this NQDC Plan, this NQDC Plan will be interpreted, operated and administered in a manner consistent with these intentions. The Certain Participants’ assets will not be dispensed until the occurrence of a qualified distribution event. The total liabilities at December 31, 2024 and December 31, 2023 were $2.3 million and $1.9 million, respectively, and are included in other long term liabilities.

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
The duration of the guarantees and indemnities varies and in many cases is indefinite but subject to applicable statutes of limitations. The majority of guarantees and indemnities do not provide any limitations on the maximum potential future payments we could be obligated to make. Historically, payments related to these guarantees and indemnities have been immaterial. We estimate the fair value of our indemnification obligations as insignificant based on this history and insurance coverage and have, therefore, not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

Note 15. Income Taxes
Our pre-tax income attributable to foreign operations was not material. The provision for income tax expense consisted of the following:

	(In thousands) Years Ended December 31,
	2024	2023	2022
Current tax expense
Federal	$10,629	$8,796	$12,474
State	1,604	1,095	1,023
Foreign	633	390	428
	12,866	10,281	13,925
Deferred tax (benefit) expense
Federal	(6,242)	(7,857)	(8,624)
State	(1,212)	(1,973)	(768)
	(7,454)	(9,830)	(9,392)
Income tax expense	$5,412	$451	$4,533
We recognized net income tax benefits from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes of less than $0.1 million, $0.2 million, and $0.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Deferred tax assets (liabilities) were comprised of the following:

	(In thousands) December 31,
	2024	2023
Deferred tax assets:
Accrued expenses	$547	$889
Allowance for credit losses	642	501
Contract overrun reserves	1,145	1,323
Deferred compensation	590	526
Deferred revenue	—	—
Employment-related accruals	4,883	5,022
Environmental reserves	496	501
Federal tax credit carryforwards	—	133
Inventory reserves	3,907	4,628
Operating lease liabilities	6,983	7,318
Pension obligation	143	553
Federal and state net operating loss carryforwards	1,764	2,560
Research expenses	29,956	21,822
State tax credit carryforwards	7,992	7,582
Stock-based compensation	1,753	1,852
Other	1,918	1,798
Total gross deferred tax assets	62,719	57,008
Valuation allowance	(7,216)	(7,464)
Total gross deferred tax assets, net of valuation allowance	55,503	49,544
Deferred tax liabilities:
Deferred revenue	(2,374)	(2,794)
Depreciation	(11,533)	(11,622)
Goodwill	(13,149)	(10,973)
Intangibles	(14,167)	(16,265)
Interest rate hedge	(4,129)	(3,659)
Operating lease right-of-use assets	(6,702)	(7,087)
Prepaid insurance	(755)	(770)
Other	(455)	(499)
Total gross deferred tax liabilities	(53,264)	(53,669)
Net deferred tax assets (liabilities)	$2,239	$(4,125)
We have federal and state tax net operating losses of $4.2 million and $15.0 million, respectively, as of December 31, 2024. The federal net operating losses acquired from the acquisition of Nobles Worldwide, Inc. are subject to an annual limitation under Internal Revenue Code Section 382; however, we expect to fully realize them under ASC Subtopic 740-10 before they begin to expire in 2038. The state net operating loss carryforwards include $2.3 million that is not expected to be realized due to various limitations and has been reduced by a valuation allowance. If not realized, the state net operating loss carryforwards, depending on the tax jurisdiction, will begin to expire between 2027 and 2038.
We have state tax credit carryforwards of $12.5 million as of December 31, 2024, of which $2.4 million offsets uncertain tax positions, resulting in a deferred tax asset of $10.1 million ($8.0 million, net of Federal tax effect). A valuation allowance of $9.0 million ($7.1 million, net of Federal tax effect) has been provided on state tax credit carryforwards that are not expected to be realized under ASC Subtopic 740-10. Most of the state tax credit carryforwards do not expire. If not realized, the remaining state tax credit carryforwards, depending on the tax jurisdiction, will begin to expire between 2025 and 2039.
We believe it is more likely than not that we will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.

The principal reasons for the variation between the statutory and effective tax rates were as follows:

	Years Ended December 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	4.1	4.3	4.0
Tax impact of foreign operations	1.3	2.8	1.0
Foreign derived intangible income deduction	(2.6)	(3.2)	(0.9)
Stock-based compensation expense	—	(1.5)	(0.6)
Research and development tax credits	(18.8)	(36.7)	(14.8)
Other tax credits	(0.2)	(0.3)	(0.1)
Changes in valuation allowance	(0.7)	(0.5)	(0.5)
Non-deductible book compensation expenses	9.8	14.8	4.4
Changes in deferred tax assets	0.8	0.8	(0.2)
Changes in tax reserves	—	1.0	—
Other	—	0.3	0.3
Effective income tax rate	14.7%	2.8%	13.6%
Our total amount of unrecognized tax benefits was $4.5 million, $4.5 million, and $4.9 million at December 31, 2024, 2023, and 2022, respectively. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of December 31, 2024, 2023, and 2022 were not significant. If recognized, $2.5 million would affect the effective income tax rate. As a result of statute of limitations set to expire in 2025, we expect decreases to our unrecognized tax benefits of $0.5 million in the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	(In thousands) Years Ended December 31,
	2024	2023	2022
Balance at January 1,	$4,493	$4,944	$4,435
Additions for tax positions related to the current year	748	646	1,177
Additions for tax positions related to prior years	142	220	15
Reductions for tax positions related to prior years	—	(600)	(13)
Reductions for lapse of statute of limitations	(850)	(717)	(670)
Balance at December 31,	$4,533	$4,493	$4,944
We file U.S. Federal and state income tax returns. We are subject to examination by the Internal Revenue Service (“IRS”) for tax years after 2020 and by state taxing authorities for tax years after 2019. While we are no longer subject to examination prior to those periods, carryforwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a subsequent period. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.
The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years (for U.S.-based research). For the year ended December 31, 2024, we recorded an increase to income taxes payable of $8.1 million and an increase to net deferred tax assets of a similar amount. We are monitoring legislation for any further changes to Section 174 and the potential impact to our financial statements in 2025.
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

Note 16. Commitments and Contingencies
California’s Wage and Hour Laws Complaint
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Bernardino. We received service of process of this complaint in January 2021. The complaint alleged violations of California’s wage and hour laws relating to our current and former employees and sought attorney’s fees and penalties. We vigorously refuted and defended these claims, and reached a tentative settlement of $0.8 million during the fourth quarter 2021, which was subject to court approval. Thus, we recorded accrued liabilities of $0.8 million as of December 31, 2021. During the second quarter of 2022, additional factual information was identified resulting in an increase in the amount of the tentative settlement to $0.9 million. Therefore, we recorded an additional accrued liabilities of $0.1 million for a total accrued liabilities amount of $0.9 million as of the end of the second quarter of 2022, which amount remained unchanged as of December 31, 2022 as we were awaiting final court approval of this settlement. Subsequent to final court approval and payment of the $0.9 million in January 2023, during the third quarter of 2023 and upon plaintiff’s motion, the court re-opened the settlement agreement to determine whether the class list captured all affected employees. While we appealed that determination the appellate court upheld the trial court’s decision, and the case has been returned to the trial court for the parties to re-examine the class list. Any amount of additional liability is still undetermined pending the parties agreeing upon, and the court’s approval of, an updated class list, and as such, there is no amount of loss that is probable and reasonably estimable at this time. Thus, no additional accrual was recorded during the third quarter of 2023 or as of December 31, 2024.
Groundwater
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for the estimated liability for such investigation and corrective action of $1.5 million as of both December 31, 2024 and December 31, 2023, which is reflected in other long-term liabilities on our consolidated balance sheets.
Waste Disposal
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million as of both December 31, 2024 and December 31, 2023, which is reflected in other long-term liabilities on our consolidated balance sheets. We anticipate an updated estimate will be available over the next 12 to 24 months however, and will update our accrual for the estimated liability at that time, if needed. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities related to a final remedy, and the allocation of liability among potentially responsible parties.
Guaymas Performance Center Fire
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries; however, property and equipment, inventories, and tooling in this leased facility were damaged. Our Guaymas performance center, comprised of two buildings with an aggregate total of 62,000 square feet, was severely damaged. The loss of production from the Guaymas performance center was absorbed by our other existing performance centers; however, we have reestablished our operations and are in the process of certification with various customers and ramping up our manufacturing capabilities in a different leased facility with 117,000 square feet in Guaymas. A neighboring, non-related manufacturing facility also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center, and in November 2023, the occupant of the neighboring facility filed suit against us in U.S. District Court for the Central District of California seeking unspecified amounts for damages relating to the fire. In addition, in July 2024, we received a subrogation demand from our landlord’s insurer, who also serves as one of our excess carriers, and requested the insurer to enter into an informed consent and conflict of waiver agreement to which we are awaiting a response. In the interim, discovery is ongoing, and we intend to defend these matters vigorously and believe we have substantial defenses in relation to these claims. As ultimate responsibility for the fire is still undetermined, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or partly responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results.

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
The insurance claim for damages to our operating assets and business interruption was deemed final and closed by our insurance company during the three months ended July 1, 2023. Thus, the final $3.8 million of insurance recoveries were also received and recorded as other income during the three months ended July 1, 2023. In addition, the gain contingencies associated with the remaining general insurance recoveries that were received in 2020 of $3.9 million, but for which recognition was deferred until all the gain contingencies were resolved, were deemed resolved, and thus, recorded as other income during the three months ended July 1, 2023. Cumulatively, as of July 1, 2023, we had received insurance recoveries in aggregate total of $23.7 million, with $7.5 million for business interruption and $16.2 million for damages to property and equipment, inventories, and tooling. Further, all insurance recovery amounts received related to this claim have been recognized up to the amount of net book value loss and presented within the same financial statement line item in the consolidated statements of income resulting in no net impact, with the remaining amounts recognized as other income in our consolidated statements of income when the contingencies were deemed resolved.
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

Note 17. Major Customers and Concentrations of Credit Risk
We provide proprietary products and services to the Department of Defense and various United States Government agencies, and most of the aerospace and aircraft manufacturers who receive contracts directly from the U.S. Government as an original equipment manufacturer (“Primes”). In addition, we also service technology-driven markets in the industrial, medical and other end-use markets. As a result, we have significant net revenues from certain customers. Accounts receivable were diversified over a number of different commercial, military and space programs and were made by both operating segments. Net revenues from our top ten customers, including The Boeing Company (“Boeing”), General Dynamics Corporation (“GD”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), RTX Corporation (“RTX”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and Viasat, Inc. (“Viasat”), represented the following percentages of total net revenues:

	Years Ended December 31,
	2024	2023	2022
Boeing	8.2%	8.2%	6.7%
GD	3.8%	3.8%	5.7%
Lockheed	5.3%	4.0%	3.5%
Northrop	6.4%	5.5%	5.7%
RTX	18.5%	16.8%	21.6%
Spirit	5.7%	6.4%	5.7%
Viasat	3.0%	5.5%	5.4%
Top ten customers (1)	59.7%	58.7%	61.4%
(1) Includes Boeing, GD, Lockheed, Northrop, RTX, Spirit, and Viasat.
Boeing, GD, Lockheed, Northrop, RTX, Spirit, and Viasat represented the following percentages of total accounts receivable:

	December 31,
	2024	2023
Boeing	8.0%	7.5%
GD	0.6%	3.3%
Lockheed	1.9%	1.3%
Northrop	2.7%	2.5%
RTX	15.6%	16.4%
Spirit	4.4%	4.2%
Viasat	3.1%	8.3%
In 2024, 2023 and 2022, net revenues from foreign customers based on the location of the customer were $113.8 million, $82.2 million and $60.7 million, respectively. No net revenues from a foreign country were greater than three percent of total net revenues in 2024, 2023, and 2022. We have a manufacturing facility in Mexico. We also had a manufacturing facility in Thailand, however, we ceased manufacturing activities during 2023. Our net revenues, profitability and identifiable long-lived assets attributable to foreign revenues activity were not material compared to our net revenues, profitability and identifiable long-lived assets attributable to our domestic operations during 2024, 2023, and 2022. We are not subject to any significant foreign currency risks as all our sales are made in United States dollars.

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
Our chief operating decision maker (“CODM”) is the Chairman, President and Chief Executive Officer. The measure used by the CODM to assess segment performance is segment operating income. Monitoring of segment operating income budgeted versus actual results is used for assessing performance of the segment and in establishing management’s compensation.

Financial information by reportable segment was as follows:

	(In thousands) Years Ended December 31,
	2024			2023			2022
	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems	Total
Consolidated Net Revenues (1)	$431,363	$355,188	$786,551	$430,136	$326,856	$756,992	$440,638	$271,899	$712,537
Less: Significant Expenses
Cost of sales	313,408	275,878		340,276	253,529		346,349	221,891
Selling, general and administrative expenses	44,112	48,079		41,629	41,579		40,626	30,412
Restructuring charges	177	6,267		6,145	8,288		3,787	2,371
Segment Operating Income (1)	$73,666	$24,964	98,630	$42,086	$23,460	65,546	$49,876	$17,225	67,101

Reconciliation of Profit or Loss (Segment Operating Income)
Unallocated Amounts:
Corporate general and administrative expenses (2)			(46,419)			(36,520)			(27,313)
Restructuring charges			—			(109)			—
Operating Income			52,211			28,917			39,788
Interest Expense			(15,304)			(20,773)			(11,571)
Loss on Extinguishment of Debt			—			—			(295)
Other Income			—			8,235			5,400
Income Before Taxes			$36,907			$16,379			$33,322
(1)The results for 2023 include BLR’s results of operations which have been included in our consolidated statements of income since the date of acquisition in April 2023, as part of the Structural Systems segment. See Note 2.
(2)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Additional financial information by reportable segment was as follows:

	(In thousands) Years Ended December 31,
	2024	2023	2022
Depreciation and Amortization Expenses
Electronic Systems	$14,455	$14,276	$13,974
Structural Systems	18,696	18,060	17,212
Corporate Administration	287	235	235
Total Depreciation and Amortization Expenses	$33,438	$32,571	$31,421
Capital Expenditures
Electronic Systems	$4,908	$6,007	$10,717
Structural Systems	6,281	13,127	8,834
Corporate Administration	3,220	—	—
Total Capital Expenditures	$14,409	$19,134	$19,551

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets for 2024 and 2023:

	(In thousands) December 31,
	2024	2023
Total Assets
Electronic Systems	$507,428	$505,371
Structural Systems (1)	551,213	552,641
Corporate Administration (2)	67,460	62,907
Total Assets	$1,126,101	$1,120,919
Goodwill and Intangibles
Electronic Systems	$163,926	$173,214
Structural Systems	230,265	237,729
Total Goodwill and Intangibles	$394,191	$410,943
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

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(Dollars in thousands)
SCHEDULE II

Description	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Deductions/(Recoveries)	Other(1)	Balance at End of Period
2024
Allowance for Credit Losses	$2,006	$624	$—	$—	$2,630
Valuation Allowance on Deferred Tax Assets	$7,464	$(248)	$—	$—	$7,216
2023
Allowance for Credit Losses	$589	$1,329	$(88)	$—	$2,006
Valuation Allowance on Deferred Tax Assets	$7,548	$(84)	$—	$—	$7,464
2022
Allowance for Credit Losses	$1,098	$(74)	$435	$—	$589
Valuation Allowance on Deferred Tax Assets	$7,718	$(170)	$—	$—	$7,548
(1) Opening balance of BLR Aerospace L.L.C. acquired in April 2023 was zero.

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
4.1 Description of Ducommun Incorporated Securities Registered under Section 12 of the Exchange Act. Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2023.
10.1 Credit Agreement, dated as of July 14, 2022, by and among Ducommun Incorporated, as Borrower, the subsidiaries of the Borrower party thereto as Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer, and the lender party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 18, 2022.
*10.2 2018 Employee Stock Purchase Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement on Schedule 14A, filed on March 23, 2018.
*10.3 2013 Stock Incentive Plan (Amended and Restated May 2, 2018). Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14a, filed on March 23, 2018.
*10.4 2020 Stock Incentive Plan. Incorporated by reference to Appendix A of Definitive Proxy Statement on Schedule 14A, filed on March 20, 2020.
*10.5 Amended and Restated 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 20, 2022.
*10.6 2024 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 25, 2024.
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
*10.8 Form of Stock Option Agreement for 2017. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2016.
*10.9 Form of Stock Option Agreement for 2018 and after. Incorporated by reference to Exhibit 4.7 to Form S-8, filed on May 10, 2018.
*10.10 Form of Stock Option Agreement for 2020 and after. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the period ended June 27, 2020.
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
*10.17 Form of Performance Stock Unit Cash-Based Long-Term Incentive Award Agreement for 2022 and after. Incorporated by reference to Exhibit 10.20 to Form 10-Q for the period ended July 2, 2022.
*10.18 Form of Performance Restricted Stock Unit Cash-Based Long-Term Incentive Award Agreement for 2022 and after. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the period ended July 2, 2022.
*10.19 Form of Performance Stock Unit Award Agreement for 2023 and after. Incorporated by reference to Exhibit 10.18 to Form 10-Q for the period ended April 1, 2023.
*10.20 Form of Performance Stock Unit Cash-Based Long-Term Incentive Award Agreement for 2023 and after. Incorporated by reference to Exhibit 10.19 to Form 10-Q for the period ended April 1, 2023.
*10.21 Form of Performance Stock Unit Agreement for 2024 and after. Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended June 29, 2024.
*10.22 Form of Cash-Based Long-Term Incentive Award Agreement for 2024 and after. Incorporated by reference to Exhibit 10.5 to Form 10-Q for the period ended June 29, 2024.
*10.23 Form of Revenue Performance Stock Unit Agreement for 2024 and after. Incorporated by reference to Exhibit 10.6 to Form 10-Q for the period ended June 29, 2024.
*10.24 Form of Revenue Performance Cash-Based Long-Term Incentive Award Agreement for 2024 and after. Incorporated by reference to Exhibit 10.7 to Form 10-Q for the period ended June 29, 2024.
*10.25 Form of Restricted Stock Unit Agreement (for NQDCP Participants) for 2024 and after. Incorporated by reference to Exhibit 10.8 to Form 10-Q for the period ended June 29, 2024.
*10.26 Form of Stock Option Agreement for 2024 and after. Incorporated by reference to Exhibit 10.9 to Form 10-Q for the period ended June 29, 2024.
*10.27 Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.
*10.28 Non Qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 4.6 to Form S-8 dated November 26, 2019.
*10.29 Form of Key Executive Severance Agreement, dated May 9, 2024 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2024.
*10.30 Form of Key Executive Severance Agreement between Ducommun Incorporated and each of its executive officers (except Stephen G. Oswald). Incorporated by reference to Exhibit 99.2 to Form 8-K dated May 10, 2024.
*10.31 Employment Letter Agreement dated January 3, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2017.
*10.32 Ducommun Incorporated Retirement Policy effective as of August 6, 2024. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended September 28, 2024.
10.33    Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990.
19.1 Insider Trading Policy.

Exhibit
No.        Description
21 Subsidiaries of the registrant.
23 Consent of Independent Registered Public Accounting Firm.
31.1 Certification of Principal Executive Officer.
31.2 Certification of Principal Financial Officer.
32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1 Clawback Policy. Incorporated by reference to Exhibit 97.1 to Form 10-K for the year ended December 31, 2023.
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

DUCOMMUN INCORPORATED

Date: February 27, 2025	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2025.

Signature	Title

/s/ Stephen G. Oswald	Chairman, President and Chief Executive Officer
Stephen G. Oswald	(Principal Executive Officer)

/s/ Suman B. Mookerji	Senior Vice President, Chief Financial Officer
Suman B. Mookerji	(Principal Financial and Principal Accounting Officer)

/s/ Richard A. Baldridge	Director
Richard A. Baldridge

/s/ Daniel L. Boehle	Director
Daniel L. Boehle

/s/ David B. Carter	Director
David B. Carter

/s/ Shirley G. Drazba	Director
Shirley G. Drazba

/s/ Robert C. Ducommun	Director
Robert C. Ducommun

/s/ Dean M. Flatt	Director
Dean M. Flatt

/s/ Daniel G. Korte	Director
Daniel G. Korte

/s/ Sheila G. Kramer	Director
Sheila G. Kramer

/s/ Samara A. Strycker	Director
Samara A. Strycker