Form 10-Q
period 2025-03-29
DUCOMMUN INC /DE/
filed 2025-05-06
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2025, the registrant had 14,877,749 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include words such as “could,” “may,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “expect,” “would,” or similar expressions. These statements are based on the beliefs and assumptions of our management at the time such statements are made. Generally, forward-looking statements include information concerning our possible or assumed future actions, events or results of operations. Forward-looking statements specifically include, without limitation, the information in this Form 10-Q regarding: future sales, earnings, cash flow, revenue recognition, uses of cash and other measures of financial performance, projections or expectations for future operations, including costs to complete contracts, goodwill impairment evaluations, useful life of intangible assets, unrecognized tax benefits and effective tax rate, possible labor disruptions, environmental remediation costs, insurance recoveries, industry trends and expectations, including ramp up times for build rates, our plans with respect to restructuring activities, capital expenditures, completed acquisitions, future acquisitions and dispositions and expected business opportunities that may be available to us.
Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. We cannot guarantee future results, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” contained within Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”).
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
•our level of indebtedness due to the considerable amount of cash needed to run our business;
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

•risks associated with existing and new tariffs imposed by the U.S. administration or foreign governments potentially impacting the operation and conduct of our business outside the United States, including our production facility in Mexico, sale of products to customers outside the United States and the import of raw materials and equipment from suppliers outside the United States;
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
•we may be subject to litigation, other legal proceedings and indemnity claims and face headwinds in pending litigation matters;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	March 29, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$30,732	$37,139
Accounts receivable, net of allowance for credit losses of $2,122 and $2,630 at March 29, 2025 and December 31, 2024, respectively	119,154	109,716
Contract assets	210,897	200,584
Inventories	197,414	196,881
Production cost of contracts	6,699	6,802
Other current assets	13,641	16,959
Total Current Assets	578,537	568,081
Property and Equipment, Net of Accumulated Depreciation of $197,524 and $194,921 at March 29, 2025 and December 31, 2024, respectively	109,075	109,812
Operating Lease Right-of-Use Assets	26,423	28,611
Goodwill	244,600	244,600
Intangibles, Net	145,403	149,591
Deferred Income Taxes	4,245	2,239
Other Assets	20,332	23,167
Total Assets	$1,128,615	$1,126,101
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$80,290	$75,784
Contract liabilities	37,496	34,445
Accrued and other liabilities	34,365	44,214
Operating lease liabilities	8,721	8,531
Current portion of long-term debt	12,500	12,500
Total Current Liabilities	173,372	175,474
Long-Term Debt, Less Current Portion	229,920	229,830
Non-Current Operating Lease Liabilities	19,103	21,284
Other Long-Term Liabilities	13,213	16,983
Total Liabilities	435,608	443,571
Commitments and Contingencies (Notes 8, 10)
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 14,868,305 and 14,781,218 shares issued and outstanding at March 29, 2025 and December 31, 2024, respectively	149	148
Additional Paid-In Capital	219,842	217,523
Retained Earnings	463,986	453,475
Accumulated Other Comprehensive Income	9,030	11,384
Total Shareholders’ Equity	693,007	682,530
Total Liabilities and Shareholders’ Equity	$1,128,615	$1,126,101
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net Revenues	$194,114	$190,847
Cost of Sales	142,517	143,904
Gross Profit	51,597	46,943
Selling, General and Administrative Expenses	34,594	32,951
Restructuring Charges	426	1,370
Operating Income	16,577	12,622
Interest Expense	(3,263)	(3,883)
Income Before Taxes	13,314	8,739
Income Tax Expense	2,803	1,890
Net Income	$10,511	$6,849
Earnings Per Share
Basic earnings per share	$0.71	$0.47
Diluted earnings per share	$0.69	$0.46
Weighted-Average Number of Common Shares Outstanding
Basic	14,856	14,694
Diluted	15,177	14,937
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net Income	$10,511	$6,849
Other Comprehensive (Loss) Income, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $6 and $14 for the three months ended March 29, 2025 and March 30, 2024, respectively.	20	42
Change in net unrealized (losses) gains on cash flow hedges, net of tax (benefit) expense of $(715) and $672 for the three months ended March 29, 2025 and March 30, 2024, respectively.	(2,374)	2,201
Other Comprehensive (Loss) Income, Net of Tax	(2,354)	2,243
Comprehensive Income	$8,157	$9,092
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	14,600,766	146	206,197	421,980	7,771	636,094
Net income	—	—	—	6,849	—	6,849
Other comprehensive income, net of tax	—	—	—	—	2,243	2,243
Employee stock purchase plan	28,773	—	1,190	—	—	1,190
Stock options exercised	1,625	—	47	—	—	47
Stock awards vested	152,569	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(77,107)	(1)	(3,764)	—	—	(3,765)
Stock-based compensation	—	—	2,889	—	—	2,889
Balance at March 30, 2024	14,706,626	$147	$206,557	$428,829	$10,014	$645,547

Balance at December 31, 2024	14,781,218	148	217,523	453,475	11,384	682,530
Net income	—	—	—	10,511	—	10,511
Other comprehensive income, net of tax	—	—	—	—	(2,354)	(2,354)
Employee stock purchase plan	24,412	1	1,293	—	—	1,294
Stock awards vested	123,580	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(60,905)	(1)	(3,559)	—	—	(3,560)
Stock-based compensation	—	—	4,586	—	—	4,586
Balance at March 29, 2025	14,868,305	$149	$219,842	$463,986	$9,030	$693,007
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash Flows from Operating Activities
Net Income	$10,511	$6,849
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	8,584	8,353
Non-cash operating lease cost	2,194	2,071
Stock-based compensation expense	5,347	4,258
Deferred income taxes	(1,296)	(1,013)
(Recovery of) provision for credit losses	(54)	65
Other	307	218
Changes in Assets and Liabilities:
Accounts receivable	(9,384)	128
Contract assets	(10,313)	(19,370)
Inventories	(533)	(9,758)
Production cost of contracts	(16)	(273)
Other assets	3,622	4,343
Accounts payable	4,929	12,257
Contract liabilities	3,051	4,298
Operating lease liabilities	(1,918)	(2,059)
Accrued and other liabilities	(14,260)	(12,015)
Net Cash Provided by (Used in) Operating Activities	771	(1,648)
Cash Flows from Investing Activities
Purchases of property and equipment	(4,815)	(4,974)
Net Cash Used in Investing Activities	(4,815)	(4,974)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	15,000	10,000
Repayments of senior secured revolving credit facility	(15,000)	(10,000)
Repayments of term loan	—	(1,563)
Repayments of other debt	(96)	(84)
Net cash paid upon issuance of common stock under stock plans	(2,267)	(2,528)
Net Cash Used in Financing Activities	(2,363)	(4,175)
Net Decrease in Cash and Cash Equivalents	(6,407)	(10,797)
Cash and Cash Equivalents at Beginning of Period	37,139	42,863
Cash and Cash Equivalents at End of Period	$30,732	$32,066
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
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun,” the “Company,” “we,” “us” or “our”), after eliminating intercompany balances and transactions. The December 31, 2024 condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
Our significant accounting policies were described in Part IV, Item 15(a)(1), “Note 1. Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). The financial information included in this Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the 2024 Form 10-K.
In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Form 10-Q. The results of operations for the three months ended March 29, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
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
Assets Held For Sale
Assets and liabilities to be disposed of by sale are classified as “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The classification occurs when the disposal group is available for immediate sale and sale is probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. During the three months ended March 29, 2025, we finalized the decision to sell our Berryville, Arkansas facility (consists only of land, building, and building improvements) (“Berryville Property”), which is part of our Electronic Systems segment, and as a result, we met the criteria for assets held for sale. We have been winding down the manufacturing activities of our Berryville performance center, which is part of the previously announced 2022 Restructuring Plan. See Note 2.

As such, we reclassified the Berryville Property with a net book value of $0.8 million as of March 29, 2025 to other current assets. In addition, we will not be recording depreciation expense on the Berryville Property while it is classified as assets held for sale.
Unsolicited Non-Binding Indication of Interest
In April 2024, our Board of Directors (“BOD”) confirmed receipt of the first unsolicited non-binding indication of interest dated April 1, 2024 (“First IOI”) from Albion River LLC (“Albion”), a private direct investment firm. Albion expressed interest in acquiring all the outstanding shares of Ducommun for $60.00 per share in cash. Later in April 2024, we issued a press release responding to the First IOI that the BOD had unanimously determined it was not in the best interests of Ducommun and Ducommun shareholders to pursue further discussions regarding the proposal.
In July 2024, our BOD received an unsolicited revised non-binding indication of interest from Albion (“Second IOI”), to acquire all outstanding shares of Ducommun for $65.00 per share in cash. Later in July 2024, we issued a press release responding to the Second IOI that the BOD had unanimously determined it was not in the best interests of Ducommun and Ducommun shareholders to pursue further discussions regarding the revised proposal.
In November 2024 Albion filed a Schedule 13D/A with the SEC stating that it no longer intended to maintain an active role with Ducommun and that it had reduced its stock ownership to 737,992 shares of our common stock. On February 10, 2025, Albion filed a Schedule 13G/A with the SEC reporting that Albion had liquidated its holdings and no longer owned any shares of Ducommun as of December 31, 2024.
Supplemental Cash Flow Information

	(Dollars in thousands)
	Three Months Ended
	March 29, 2025	March 30, 2024
Interest paid, net	$2,658	$3,975
Taxes paid, net	$221	$92
Non-cash activities:
Purchases of property and equipment not paid	$664	$578
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars in thousands, except per share data)
	Three Months Ended
	March 29, 2025	March 30, 2024
Net income	$10,511	$6,849
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	14,856	14,694
Dilutive potential common shares	321	243
Diluted weighted-average common shares outstanding	15,177	14,937
Earnings per share
Basic	$0.71	$0.47
Diluted	$0.69	$0.46

Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)
	Three Months Ended
	March 29, 2025	March 30, 2024
Stock options and stock units	47	2
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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended March 29, 2025.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, and we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements with an aggregate notional amount of $150.0 million, all with an effective date of January 2024 (“Forward Interest Rate Swaps”), to manage our exposure to interest rate movements on a portion of our debt. At the time we entered into the Forward Interest Rate Swaps, there was a high probability of forecasted interest payments on our debts occurring and the swaps were highly effective in offsetting those interest payments; therefore, we elected to apply cash flow hedge accounting. In July 2022, as a result of refinancing all our existing debt, which allowed borrowing based on a Secured Overnight Financing Rate (“SOFR”), we were required to complete an amendment of the Forward Interest Rate Swaps from One Month London Interbank Offered Rate (“LIBOR”) to One Month Term SOFR (“Amended Forward Interest Rate Swaps”), which occurred on the same day. After the transition of the Forward Interest Rate Swaps and debt to SOFR was completed, we determined the hedging relationships were still highly effective as of the amendment date. See Note 3 and Note 7. As of March 29, 2025, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedged item. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the condensed consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. See Note 3.
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

Net cumulative favorable (unfavorable) catch-up adjustments to contracts had the following impact on our operating results:

	(Dollars in thousands)
	Three Months Ended
	March 29, 2025	March 30, 2024
Total net revenues	$891	$(1,935)
Operating income	$891	$(1,935)

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
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the condensed consolidated balance sheets. As of March 29, 2025 and December 31, 2024, provision for estimated losses on contracts were $4.4 million and $4.7 million, respectively. It is reasonably possible we may incur additional losses in the future.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of March 29, 2025 and December 31, 2024, production cost of contracts were $6.7 million and $6.8 million, respectively.
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	March 29, 2025	December 31, 2024
Contract assets	$210,897	$200,584
Contract liabilities	$37,496	$34,445
The increase in our contract assets as of March 29, 2025 compared to December 31, 2024 was primarily due to a net increase of products in work in process in the current period.
The increase in our contract liabilities as of March 29, 2025 compared to December 31, 2024 was primarily due to a net increase of advance or progress payments received from our customers in the current period. We recognized $6.5 million of the contract liabilities as of December 31, 2024 as revenues during the three months ended March 29, 2025.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of March 29, 2025 totaled $986.0 million. Of the remaining performance obligations as of March 29, 2025, we anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2026 and beyond.

Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)
	Three Months Ended
	March 29, 2025	March 30, 2024
Consolidated Ducommun
Military and space	$113,516	$98,929
Commercial aerospace	71,701	79,917
Industrial	8,897	12,001
Total	$194,114	$190,847

Electronic Systems
Military and space	$84,772	$72,505
Commercial aerospace	16,077	23,033
Industrial	8,897	12,001
Total	$109,746	$107,539

Structural Systems
Military and space	$28,744	$26,424
Commercial aerospace	55,624	56,884
Total	$84,368	$83,308
Recent Accounting Pronouncements
New Accounting Pronouncements Adopted in 2025
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements,” which removed references to various FASB Concepts Statements and updates technical corrections such as conforming amendments, clarification to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The new guidance is effective for fiscal years beginning after December 15, 2024, which is our annual period beginning January 1, 2025. The adoption of this accounting standard did not have a material impact on our condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which provides more transparency about tax information primarily related to the rate reconciliation and the income taxes paid. The new guidance is effective for fiscal years beginning after December 15, 2024, which is our annual period beginning January 1, 2025. The adoption of this accounting standard did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” which clarifies that all public business entities should initially adopt the disclosure requirements in the final annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The new guidance is effective for fiscal years beginning after December 15, 2026, which is our annual period beginning January 1, 2027, and interim reporting periods beginning after December 15, 2027, which will be our interim period beginning January 1, 2028. Early adoption of ASU 2024-03 (described below) is permitted. We are evaluating the impact of this standard in conjunction with ASU 2024-03 below.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The new guidance is effective for fiscal years beginning after December 15, 2026, which is our annual period beginning January 1, 2027, and interim reporting periods beginning after December 15, 2027, which will be our interim period beginning

January 1, 2028. Early adoption is permitted. The amendments in ASU 2024-03 should be applied either 1) prospectively to financial statements issued for reporting periods after the effective date, or 2) retrospectively to any or all prior periods presented in the financial statements. We are evaluating the impact of this standard.
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” which incorporates updates to the Accounting Standards Codification (“Codification”) to align certain Securities and Exchange Commission (“SEC”) disclosure requirements. The amendments impact a variety of topics but are relatively narrow in nature. For entities required to comply with the SEC’s existing disclosure requirements, the effective date for each amendment will be the effective date of the removal of the disclosure requirement from SEC Regulation S-X or SEC Regulation S-K, with early adoption prohibited. The amendments should be applied prospectively. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. We are evaluating the impact of this standard.

Note 2. Restructuring Activities
Summary of 2022 Restructuring Plan
In April 2022, management approved and commenced a restructuring plan that is intended to better position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. During the three months ended March 29, 2025, we recorded total charges, net of $0.4 million. Cumulative through the three months ended March 29, 2025, we recorded aggregate total charges of $29.6 million ($2.1 million of which was recorded as cost of sales). As of March 29, 2025, we estimate the remaining amount of charges related to this initiative will be $0.5 million to $1.0 million of total pre-tax restructuring charges during 2025 for facility consolidation related expenses.
In the Electronics Systems segment, we recorded charges of $0.1 million during the three months ended March 29, 2025 for severance and benefits that were classified as restructuring charges. Cumulative through the three months ended March 29, 2025, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $9.6 million, $0.3 million, $0.3 million, and $0.2 million, respectively.
In the Structural Systems segment, we recorded (credits) charges of $(0.2) million and $0.5 million during the three months ended March 29, 2025 for severance and benefits that were classified as restructuring charges and other restructuring charges, respectively. Cumulative through the three months ended March 29, 2025, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment/impairment of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $7.4 million, $2.0 million, $1.8 million, and $7.9 million, respectively.
Our restructuring activities during the three months ended March 29, 2025 were as follows (in thousands):

	December 31, 2024	Three Months Ended March 29, 2025				March 29, 2025
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$1,543	$59	$(581)	$—	$(155)	$866
Other	389	522	(521)	—	—	390
Ending balance	$1,932	$581	$(1,102)	$—	$(155)	$1,256
The restructuring activities accrual for severance and benefits and other of $1.3 million as of March 29, 2025 was included as part of accrued and other liabilities and is expected to be paid out during 2025.

Note 3. Derivative Financial Instruments

Cash Flow Hedges

Our cash flow hedges consists of forward interest rate swaps to manage our exposure to interest rate movements on a portion of our debt through January 1, 2031. Our forward interest rate swaps hedge forecasted transactions through January 1, 2031.

The notional amounts of derivative instruments are as follows:

	(Dollars in thousands)
	March 29, 2025	December 31, 2024
Derivative instruments designated as hedging instruments:
Interest rate contracts	$150,000	$150,000

The following table summarizes the fair value and presentation on the condensed consolidated balance sheets for derivative instruments:

		(Dollars in thousands)
	Balance Sheet Location	March 29, 2025	December 31, 2024
Derivative instruments designated as hedging instruments:
Interest rate contracts	Other assets, current	$3,313	$3,576
	Other assets	11,719	14,606

Accumulated other comprehensive income activities during the three months ended March 29, 2025 were as follows (in thousands):

	December 31, 2024	Three Months Ended March 29, 2025		March 29, 2025
	Balance	Changes in Fair Value Recognized	Reclassifications to Income Statement	Balance
Cash flow hedges, before tax totals	$17,831	$(2,141)	$(948)	$14,742

Unrealized (losses) gains associated with our hedging transactions recognized in other comprehensive income are presented in the following table:

	(Dollars in thousands) Three Months Ended
	March 29, 2025	March 30, 2024
Change in Other Comprehensive Income:
Interest rate contracts	$(2,374)	$2,201

We began reclassifying gains/losses associated with our cash flow hedges from accumulated other comprehensive income to the condensed statements of income when the Forward Interest Rate Swaps became effective as of January 1, 2024. We reclassify amounts to income as the hedged item impacts earnings and those amounts are presented in the following table:

	(Dollars in thousands) Three Months Ended
	March 29, 2025	March 30, 2024
Interest rate contracts:
Interest expense	$948	$1,340

The pre-tax deferred gains recorded in other comprehensive income that will mature in the next 12 months total $3.2 million.

Note 4. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	March 29, 2025	December 31, 2024
Raw materials and supplies	$161,475	$158,865
Work in process	29,795	32,082
Finished goods	6,144	5,934
Total	$197,414	$196,881

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
No material adverse factors/changes have occurred since the fourth quarter of 2024 that would require us to perform another qualitative or quantitative assessment as of our quarter ended March 29, 2025. As such, for the first quarter of 2025, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$127,165	$326,322
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2024	$117,435	$127,165	$244,600
Balance at March 29, 2025	$117,435	$127,165	$244,600

Note 6. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	March 29, 2025	December 31, 2024
Accrued compensation	$22,103	$35,915
Accrued income tax and sales tax	2,376	669
Other	9,886	7,630
Total	$34,365	$44,214

Note 7. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	March 29, 2025	December 31, 2024
Term loan	$234,375	$234,375
Revolving credit facility	8,800	8,800
Total debt	243,175	243,175
Less current portion	(12,500)	(12,500)
Total long-term debt, less current portion	230,675	230,675
Less debt issuance costs - term loan	(755)	(845)
Total long-term debt, net of debt issuance costs - term loan	$229,920	$229,830
Debt issuance costs - revolving credit facility (1)	$1,132	$1,258
Weighted-average interest rate	6.18%	7.25%
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

For the three months ended March 29, 2025 and March 30, 2024, we made the required quarterly amortization payments on the 2022 Term Loan of zero and $1.6 million, respectively. The required quarterly amortization payment due on March 31, 2025 is in our second fiscal quarter of 2025.
As of March 29, 2025, we had $191.0 million of unused borrowing capacity under the 2022 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
As of March 29, 2025, we were in compliance with all covenants required under the 2022 Credit Facilities.
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
In May 2023, we completed a public offering of our common stock resulting in net proceeds of $85.1 million. We utilized the net proceeds plus cash on hand to pay down $85.2 million on the 2022 Revolving Credit Facility that was utilized to complete the acquisition of BLR Aerospace, L.L.C. in April 2023.
In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. The Forward Interest Rate Swaps were deemed to be highly effective upon entering into the derivative contracts, and thus, hedge accounting treatment was utilized. Since the Amended Forward Interest Rate Swaps (as defined below) were not effective until January 1, 2024, we only recorded the changes in fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges in other comprehensive income through December 31, 2023. See Note 1 and Note 3 for further information.
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
We recorded income tax expense of $2.8 million for the three months ended March 29, 2025 compared to $1.9 million for the three months ended March 30, 2024. The increase in income tax expense for the first quarter of 2025 compared to the first quarter of 2024 was primarily due to higher pre-tax income in the first quarter of 2025 compared to the first quarter of 2024.
Our total amount of unrecognized tax benefits was $4.7 million and $4.5 million as of March 29, 2025 and December 31, 2024, respectively. If recognized, $2.7 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of March 29, 2025 and December 31, 2024 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2025, we expect decreases to our unrecognized tax benefits of approximately $0.5 million in the next twelve months.
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

Note 10. Commitments and Contingencies
California’s Wage and Hour Laws Complaint
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Bernardino. We received service of process of this complaint in January 2021. The complaint alleged violations of California’s wage and hour laws relating to our current and former employees and sought attorney’s fees and penalties. We vigorously refuted and defended these claims, and reached a tentative settlement of $0.8 million during the fourth quarter 2021, which was subject to court approval. Thus, we recorded accrued liabilities of $0.8 million as of December 31, 2021. During the second quarter of 2022, additional factual information was identified resulting in an increase in the amount of the tentative settlement to $0.9 million. Therefore, we recorded an additional accrued liabilities of $0.1 million for a total accrued liabilities amount of $0.9 million as of the end of the second quarter of 2022, which amount remained unchanged as of December 31, 2022 as we were awaiting final court approval of this settlement. Subsequent to final court approval and payment of the $0.9 million in January 2023, during the third quarter of 2023 and upon plaintiff’s motion, the court re-opened the settlement agreement to determine whether the class list captured all affected employees. While we appealed that determination the appellate court upheld the trial court’s decision, and the case has been returned to the trial court for the parties to re-examine the class list. Any amount of additional liability is still undetermined pending the parties agreeing upon, and the court’s approval of, an updated class list, and as such, there is no amount of loss that is probable and reasonably estimable at this time. Thus, no additional accrual was recorded during the third quarter of 2023 or during the three months ended March 29, 2025.

Groundwater
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for the estimated liability for such investigation and corrective action of $1.5 million at both March 29, 2025 and December 31, 2024, which is reflected in other long-term liabilities on our condensed consolidated balance sheets.
Waste Disposal
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill of $0.4 million as of both March 29, 2025 and December 31, 2024, which is reflected in other long-term liabilities on our condensed consolidated balance sheets. We anticipate an updated estimate will be available over the next 12 to 24 months however, and will update our accrual for the estimated liability at that time, if needed. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities related to a final remedy, and the allocation of liability among potentially responsible parties.
Guaymas Performance Center Fire
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries; however, property and equipment, inventories, and tooling in this leased facility were damaged. Our Guaymas performance center, comprised of two buildings with an aggregate total of 62,000 square feet, was severely damaged. The insurance claim for damages to our operating assets and business interruption was deemed final and closed by our insurance company during the three months ended July 1, 2023. The loss of production from the Guaymas performance center was absorbed by our other existing performance centers; however, we have reestablished our operations and are in the process of certification with various customers and ramping up our manufacturing capabilities in a different leased facility with 117,000 square feet in Guaymas. A neighboring, non-related manufacturing facility also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center, and in November 2023, the occupant of the neighboring facility filed suit against us in U.S. District Court for the Central District of California seeking unspecified amounts for damages relating to the fire. In addition, in July 2024, we received a subrogation demand from our landlord’s insurer, who also serves as one of our excess carriers, and with whom we have since entered into an informed consent and conflict of waiver agreement. In the interim, discovery is ongoing, and we intend to defend these matters vigorously. As ultimate responsibility for the fire is still undetermined and damages to our former neighbor’s facility have yet to be quantified, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or partly responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results.
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
Financial information by reportable segment was as follows:

	(Dollars in thousands) Three Months Ended
	March 29, 2025			March 30, 2024
	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems	Total
Consolidated Net Revenues	$109,746	$84,368	$194,114	$107,539	$83,308	$190,847
Less: Significant Expenses
Cost of sales	80,785	61,732		77,721	66,186
Selling, general and administrative expenses	10,740	11,916		10,390	13,343
Restructuring charges	90	336		459	911
Segment Operating Income	$18,131	$10,384	28,515	$18,969	$2,868	21,837

Reconciliation of Profit or Loss (Segment Operating Income)
Unallocated Amounts:
Corporate general and administrative expenses (1)			(11,938)			(9,215)
Operating Income			16,577			12,622
Interest Expense			(3,263)			(3,883)
Income Before Taxes			$13,314			$8,739
(1) Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Additional financial information by reportable segment was as follows:

	(Dollars in thousands) Three Months Ended
	March 29, 2025	March 30, 2024
Depreciation and Amortization Expenses
Electronic Systems	$3,566	$3,632
Structural Systems	4,916	4,662
Corporate Administration	102	59
Total Depreciation and Amortization Expenses	$8,584	$8,353
Capital Expenditures
Electronic Systems	$2,265	$796
Structural Systems	2,114	1,524
Corporate Administration	13	2,425
Total Capital Expenditures	$4,392	$4,745

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets:

	(Dollars in thousands)
	March 29, 2025	December 31, 2024
Total Assets
Electronic Systems	$524,950	$507,428
Structural Systems	545,426	551,213
Corporate Administration	58,239	67,460
Total Assets	$1,128,615	$1,126,101
Goodwill and Intangibles
Electronic Systems	$161,604	$163,926
Structural Systems	228,399	230,265
Total Goodwill and Intangibles	$390,003	$394,191

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
In its 2024 Annual Report on Form 10-K, The Boeing Company (“Boeing”) indicated that in 2024, global air traffic continued to expand beyond 2019 levels with domestic travel continuing to be the most robust and the single-aisle market following closely. International travel also surpassed pre-pandemic levels during 2024 and the wide-body market continued to improve with the international travel recovery. Therefore, the transition in the international commercial market from recovery to normal market conditions continued to progress as China international travel remains below 2019 levels. For 2025, while both major large aircraft manufacturers, Boeing and Airbus SE, have indicated they expect increases in build rates compared to 2024, the ramp up to date has been slower than initially expected and below pre-pandemic levels. In addition, Boeing, one of our largest customers, was notified by the Federal Aviation Administration (“FAA”) in early January 2024 that the FAA had initiated an investigation into Boeing’s quality control system. This notification was followed by the FAA announcing actions to increase its oversight of Boeing as well as not approving production rate increases or additional production lines for the 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. In July 2024, Boeing also pleaded guilty to conspiracy fraud charges, which may result in additional external oversight on its manufacturing and quality control process. Further, in September 2024, the International Association of Machinists and Aerospace Workers District 751 voted to initiate a labor strike affecting more than 30,000 Boeing manufacturing employees primarily located in Washington state, and the manufacturing employees, after rejecting the contract offer in October, voted to approve the revised contract offer in November 2024. Moreover, in Boeing’s Q1 2025 Quarterly Report on Form 10-Q, it stated various countries have announced plans for and/or have already implemented new or modified tariffs (discussed further below). Boeing’s first quarter results reflect its best estimate of the impacts of the tariffs enacted as of March 31, 2025, and certain potential mitigations. These tariffs and any retaliatory actions from other countries could have a material impact on Boeing’s financial position, results of operations and/or cash flows. In April 2025, certain customers in China informed Boeing they will not accept deliveries. Since Boeing is one of our largest customers, if Boeing is unable to meet the full compliance of the FAA’s required quality control procedures, and/or recover from the impact of the labor strike in the near term along with the tariffs (already imposed or will be imposed), it could have a material adverse impact on our business, results of operations and financial condition.
Economic Environment
Changes in the macroeconomic environment, including volatility with respect to global trade policy, interest rates, and financial markets, can lead to economic uncertainty, an economic downturn or recession and impact the demand for our products and services as well as our supply chain. We continue to pursue strategic and operational initiatives to help address these macroeconomic pressures.
Since February 2025, the U.S. government has issued several executive orders imposing tariffs on imports from most countries with whom the U.S. engages in trade (“Tariff EOs”). In response to the Tariff EOs, China, the European Union and Canada have announced, and in some cases imposed, counter tariffs on goods that are imported from the U.S. Our business imports various goods that may be subject to tariffs from certain countries covered by the Tariff EOs and we also supply goods to customers who may import those goods into a country which may consider counter tariffs and other actions. If the imposition of current tariff levels is sustained, our profitability, cash flows and the estimates inherent in our financial statements could be negatively affected to the extent we are either unable to claim duty exemptions or are unable to pass on such incremental tariffs to our customers. The actual financial impacts of tariffs are dependent upon various factors, most notably, the scope of goods covered by tariffs, the value of our imports subject to tariffs, the rate of tariffs applied, the timing and duration of tariffs, the implementation of tariff and non-tariff countermeasures by countries subject to U.S. tariffs, and our ability to mitigate the impacts of tariffs by availing ourselves of applicable exemptions. Changes in any of these factors and actual tariff costs incurred could significantly affect the estimates inherent in our financial statements, including those used in our estimates-at-completion (“EACs”), and estimates supporting the recoverability of our inventories, contract assets, intangible assets, and goodwill, and could have a material effect on our results of operations and cash flows in the periods recognized and paid.
U.S. Government Budget
On March 15, 2025, the U.S. President signed a continuing resolution (“CR”) under which U.S. government Departments and Agencies will continue to operate through September 30, 2025, the end of the U.S. government’s fiscal year. The CR funds the government at fiscal year 2024 levels with certain exceptions, including the addition of approximately $6 billion to the Department of Defense (“DoD”) budget. Although Congress provided guidelines to the Executive Branch, the CR generally permits individual Departments and Agencies to determine the areas and programs to fund. As a result, while the impact of the CR on Ducommun ultimately will depend on those funding decisions, Ducommun currently does not expect that the CR will materially impact our business or results of operations.
Executive Order Regarding Modernizing Defense Acquisitions
On April 9, 2025, the U.S. government issued an executive order requiring, among other things, a DoD review of its Major Defense Acquisition Programs to identify those programs that are 15% behind schedule, 15% over budget, unable to meet key performance parameters, or unaligned with the Secretary of Defense’s mission priorities for potential cancellation. Although Ducommun does not, at this time, believe the Executive Order will have a material impact on our business or results of operations, the longer-term ramifications, if any, to Ducommun will depend on a variety of factors including the formulation and implementation of the review criteria in the order, the review timeline, the Secretary of Defense’s mission priorities, and future budget determinations based on the results of such review.
First quarter 2025 recap:
•Net revenues of $194.1 million
•Net income of $10.5 million, or 5.4% of net revenues, or $0.69 per diluted share
•Adjusted EBITDA of $30.9 million, or 15.9% of net revenues

Results of Operations
First Quarter of 2025 Compared to First Quarter of 2024
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended
	March 29, 2025	% of Net Revenues	March 30, 2024	% of Net Revenues
Net Revenues	$194,114	100.0%	$190,847	100.0%
Cost of Sales	142,517	73.4%	143,904	75.4%
Gross Profit	51,597	26.6%	46,943	24.6%
Selling, General and Administrative Expenses	34,594	17.9%	32,951	17.3%
Restructuring Charges	426	0.2%	1,370	0.7%
Operating Income	16,577	8.5%	12,622	6.6%
Interest Expense	(3,263)	(1.6)%	(3,883)	(2.0)%
Income Before Taxes	13,314	6.9%	8,739	4.6%
Income Tax Expense	2,803	nm	1,890	nm
Net Income	$10,511	5.4%	$6,849	3.6%

Effective Tax Rate	21.1%	nm	21.6%	nm
Diluted Earnings Per Share	$0.69	nm	$0.46	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three months ended March 29, 2025 and March 30, 2024, respectively, were as follows:

	Three Months Ended
		(Dollars in thousands)		% of Net Revenues
	Change	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Consolidated Ducommun
Military and space	$14,587	$113,516	$98,929	58.5%	51.8%
Commercial aerospace	(8,216)	71,701	79,917	36.9%	41.9%
Industrial	(3,104)	8,897	12,001	4.6%	6.3%
Total	$3,267	$194,114	$190,847	100.0%	100.0%

Electronic Systems
Military and space	$12,267	$84,772	$72,505	77.2%	67.4%
Commercial aerospace	(6,956)	16,077	23,033	14.7%	21.4%
Industrial	(3,104)	8,897	12,001	8.1%	11.2%
Total	$2,207	$109,746	$107,539	100.0%	100.0%

Structural Systems
Military and space	$2,320	$28,744	$26,424	34.1%	31.7%
Commercial aerospace	(1,260)	55,624	56,884	65.9%	68.3%
Total	$1,060	$84,368	$83,308	100.0%	100.0%
Net revenues for the three months ended March 29, 2025 were $194.1 million, compared to $190.8 million for the three months ended March 30, 2024. The year-over-year increase in our key end-use markets were primarily due to the following:
•$14.6 million higher revenues in our military and space end-use markets due to higher rates on selected missile, electronic warfare, radar, and rotary-wing platforms; partially offset by
•$8.2 million lower revenues in our commercial aerospace end-use markets due to lower revenues from Boeing 737 MAX and in-flight entertainment products, and lower rates on rotary-wing aircraft platforms.
In addition, revenues for our industrial end-use markets for the three months ended March 29, 2025 decreased $3.1 million compared to the three months ended March 30, 2024 mainly due to our selective pruning of non-core business.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Boeing Company	7.6%	8.0%
Lockheed Martin Corporation	6.7%	4.8%
Northrop Grumman Corporation	5.1%	5.0%
RTX Corporation	18.6%	14.7%
Spirit AeroSystems Holdings, Inc.	6.0%	6.0%
Total top ten customers (1)	59.2%	54.6%
(1)Includes The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), RTX Corporation (“RTX”), and Spirit AeroSystems Holdings, Inc. (“Spirit”) for the three months ended March 29, 2025 and March 30, 2024.

Boeing, Lockheed, Northrop, RTX, and Spirit represented the following percentages of total accounts receivable:

	March 29, 2025	December 31, 2024
Boeing	10.4%	8.0%
Lockheed	2.6%	1.9%
Northrop	3.6%	2.7%
RTX	11.3%	15.6%
Spirit	4.9%	4.4%
The net revenues and accounts receivable from Boeing, Lockheed, Northrop, RTX, and Spirit were diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues increased year-over-year with the three months ended March 29, 2025 of 26.6%, compared to the three months ended March 30, 2024 of 24.6% primarily due to favorable product mix and higher manufacturing volume.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $1.6 million year-over-year in the three months ended March 29, 2025 compared to the three months ended March 30, 2024 primarily due to higher compensation and benefits expense of $1.7 million and higher professional services fees of $0.6 million, partially offset by lower other SG&A expenses of $0.7 million.
Restructuring Charges
Restructuring charges decreased $0.9 million year-over-year in the three months ended March 29, 2025, compared to the three months ended March 30, 2024 primarily due to the winding down of the previously disclosed restructuring plan that was approved and commenced in April 2022. See Note 2 for further information.
Interest Expense
Interest expense decreased $0.6 million year-over-year in the three months ended March 29, 2025, compared to the three months ended March 30, 2024, primarily due to lower interest rates along with a lower debt balance.
Income Tax Expense
We recorded income tax expense of $2.8 million for the three months ended March 29, 2025 compared to $1.9 million for the three months ended March 30, 2024. The increase in income tax expense for the first quarter of 2025 compared to the first quarter of 2024 was primarily due to higher pre-tax income in the first quarter of 2025 compared to the first quarter of 2024.
Our total amount of unrecognized tax benefits was $4.7 million and $4.5 million as of March 29, 2025 and December 31, 2024, respectively. If recognized, $2.7 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of March 29, 2025 and December 31, 2024 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2025, we expect decreases to our unrecognized tax benefits of approximately $0.5 million in the next twelve months.
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
Net Income and Earnings per Share
Net income, net income as a percentage of revenues, and earnings per share for the three months ended March 29, 2025 were $10.5 million, or 5.4% of revenues, or $0.69 per diluted share, respectively, compared to $6.8 million, or 3.6% of revenues, or $0.46 per diluted share, respectively, for the three months ended March 30, 2024. The increase in net income for the three months ended March 29, 2025 compared to the three months ended March 30, 2024 was primarily due to higher gross profit of $4.7 million and lower restructuring charges of $0.9 million, partially offset by higher SG&A expenses of $1.6 million.

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three months ended March 29, 2025 and March 30, 2024:

	Three Months Ended
	%	(Dollars in thousands)		% of Net Revenues
	Change	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net Revenues
Electronic Systems	2.1%	$109,746	$107,539	56.5%	56.3%
Structural Systems	1.3%	84,368	83,308	43.5%	43.7%
Total Net Revenues	1.7%	$194,114	$190,847	100.0%	100.0%
Segment Operating Income
Electronic Systems		$18,131	$18,969	16.5%	17.6%
Structural Systems		10,384	2,868	12.3%	3.4%
		28,515	21,837
Corporate General and Administrative Expenses (1)		(11,938)	(9,215)	(6.1)%	(4.8)%
Total Operating Income		$16,577	$12,622	8.5%	6.6%
Adjusted EBITDA
Electronic Systems
Operating Income		$18,131	$18,969
Depreciation and Amortization		3,566	3,632
Stock-Based Compensation Expense (2)		77	80
Restructuring Charges		90	459
		21,864	23,140	19.9%	21.5%
Structural Systems
Operating Income		10,384	2,868
Depreciation and Amortization		4,916	4,662
Stock-Based Compensation Expense (3)		179	86
Restructuring Charges		336	911
Inventory Purchase Accounting Adjustments		—	791
		15,815	9,318	18.7%	11.2%
Corporate General and Administrative Expenses (1)
Operating Loss		(11,938)	(9,215)
Depreciation and Amortization		102	59
Stock-Based Compensation Expense (4)		5,091	4,092
		(6,745)	(5,064)
Adjusted EBITDA		$30,934	$27,394	15.9%	14.4%
Capital Expenditures
Electronic Systems		$2,265	$796
Structural Systems		2,114	1,524
Corporate Administration		13	2,425
Total Capital Expenditures		$4,392	$4,745
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
(2)The three months ended March 29, 2025 and March 30, 2024 each included less than $0.1 million of stock-based compensation expense recorded as cost of sales.
(3)The three months ended March 29, 2025 and March 30, 2024 included less than $0.1 million and $0.1 million, respectively, of stock-based compensation expense recorded as cost of sales.
(4)The three months ended March 29, 2025 and March 30, 2024 included $0.8 million and $1.4 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.

Electronic Systems
Electronic Systems net revenues in the three months ended March 29, 2025 compared to the three months ended March 30, 2024 increased $2.2 million primarily due to the following in our key end-use markets:
•$12.3 million higher revenues in our military and space end-use markets due to higher rates on electronic warfare and selected missiles and radar platforms; partially offset by
•$7.0 million lower revenues in our commercial aerospace end-use markets due to lower in-flight entertainment revenues and lower rates on large aircraft platforms.
In addition, revenues for our industrial end-use markets for the three months ended March 29, 2025 decreased $3.1 million compared to the three months ended March 30, 2024 mainly due to our selective pruning of non-core business.
Electronic Systems segment operating income in the three months ended March 29, 2025 compared to the three months ended March 30, 2024 decreased $0.8 million primarily due to lower manufacturing volume and higher other manufacturing costs, partially offset by favorable product mix.
Structural Systems
Structural Systems net revenues in the three months ended March 29, 2025 compared to the three months ended March 30, 2024 increased $1.1 million primarily due to the following:
•$2.3 million higher revenues in our military and space end-use markets due to higher rates on selected rotary-wing aircraft platforms, partially offset by lower rates on selected fixed-wing aircraft platforms; partially offset by
•$1.3 million lower revenues in our commercial aerospace end-use markets due to lower revenues from Boeing 737 MAX and lower rates on rotary-wing aircraft platforms.
The Structural Systems segment operating income in the three months ended March 29, 2025 compared to the three months ended March 30, 2024 increased $7.5 million primarily due to higher manufacturing volume, favorable product mix, and lower other manufacturing costs.
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. We have insurance coverage up to a capped amount, less our deductible. The full financial impact cannot be estimated at this time. We have been working with our insurance carriers to determine ultimate responsibility for the fire. The loss of production from the Guaymas performance center was absorbed by our other existing performance centers, however, we have reestablished and are in the process of ramping up our manufacturing capabilities in a different leased facility in Guaymas. A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center and filed a lawsuit against us seeking recovery for its losses. Subsequently, in July 2024, we received a subrogation demand from our landlord’s insurer, who also serves as one of our excess carriers, and with whom we have since entered into an informed consent and conflict of waiver agreement. In the interim, discovery in the litigation is ongoing, and we intend to defend these matters vigorously. Ultimate responsibility for the fire is still undetermined and damages to our former neighbor’s facility have yet to be quantified, and as such, there is no amount of loss that is probable and reasonably estimable at this time. If we are ultimately deemed to be responsible or partly responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results. See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased $2.7 million for the three months ended March 29, 2025 compared to the three months ended March 30, 2024 primarily due to higher compensation and benefits costs of $1.7 million and higher other corporate expenses of $0.9 million.

Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, and inventory purchase accounting adjustments (“Adjusted EBITDA”) were $30.9 million and $27.4 million for the three months ended March 29, 2025 and March 30, 2024, respectively.
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
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands)
	Three Months Ended
	March 29, 2025	March 30, 2024
Net income	$10,511	$6,849
Interest expense	3,263	3,883
Income tax expense	2,803	1,890
Depreciation	4,277	4,016
Amortization	4,307	4,337
Stock-based compensation expense (1)	5,347	4,258
Restructuring charges	426	1,370
Inventory purchase accounting adjustments	—	791
Adjusted EBITDA	$30,934	$27,394
Net income as a % of net revenues	5.4%	3.6%
Adjusted EBITDA as a % of net revenues	15.9%	14.4%
(1) The three months ended March 29, 2025 and March 30, 2024 included $0.8 million and $1.4 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three months ended March 29, 2025 and March 30, 2024 each included less than $0.1 million of stock-based compensation expense recorded as cost of sales.
Backlog
We define backlog as customer placed purchase orders (“POs”) and long-term agreements (“LTAs”) with firm fixed price and expected delivery dates of 24 months or less. The majority of the LTAs do not meet the definition of a contract under ASC 606, and thus, the backlog amount disclosed below may or may not be greater than the remaining performance obligations amount disclosed in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues.

The decrease in backlog was primarily in the military and space and commercial aerospace end-use markets, partially offset by an increase in industrial end-use markets. $756.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of March 29, 2025 and December 31, 2024:

	(Dollars in thousands)
	Change	March 29, 2025	December 31, 2024
Consolidated Ducommun
Military and space	$(5,084)	$619,701	$624,785
Commercial aerospace	(4,846)	411,059	415,905
Industrial	2,676	22,805	20,129
Total	$(7,254)	$1,053,565	$1,060,819
Electronic Systems
Military and space	$(8,180)	$451,366	$459,546
Commercial aerospace	15,874	92,165	76,291
Industrial	2,676	22,805	20,129
Total	$10,370	$566,336	$555,966
Structural Systems
Military and space	$3,096	$168,335	$165,239
Commercial aerospace	(20,720)	318,894	339,614
Total	$(17,624)	$487,229	$504,853

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	March 29,	December 31,
	2025	2024
Total debt, including long-term portion	$243.2	$243.2
Weighted-average interest rate on debt	6.18%	7.25%
Term Loan interest rate	5.74%	7.02%
Cash and cash equivalents	$30.7	$37.1
Unused Revolving Credit Facility	$191.0	$191.0
In July 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively, represent our new credit facilities (“2022 Credit Facilities”). In conjunction with the closing of the 2022 Credit Facilities, we utilized the entire $250.0 million of proceeds from the 2022 Term Loan plus our existing cash on hand to pay off our entire debt balance outstanding of $254.2 million under our prior credit facilities. At the same leverage ratio, the interest rate spread in the 2022 Credit Facilities is lower than the interest rate spread under our prior credit facilities. Interest payments are typically paid either on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. Further, the undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio, typically paid on a quarterly basis, on the last business day each quarter. However, the 2022 Revolving Credit Facility does not require any principal installment payments. As of March 29, 2025, we were in compliance with all covenants required under the 2022 Credit Facilities. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
For each of the three months ended March 29, 2025 and March 30, 2024, we made the required quarterly amortization payments on the 2022 Term Loan of zero and $1.6 million, respectively. The required quarterly amortization payment due on March 31, 2025 is in our second fiscal quarter of 2025. We made no voluntary prepayments on our term loans during each of the three months ended March 29, 2025 and March 30, 2024.
In April 2022, management approved and commenced a restructuring plan that will position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. As of March 29, 2025, we estimate the remaining amount of charges related to this initiative will be $0.5 million to $1.0 million of total pre-tax restructuring charges during 2025 for facility consolidation related expenses. The restructuring accrual for severance and benefits and other of $1.3 million as of March 29, 2025 are expected to be paid out during 2025. On an annualized basis, we anticipate these restructuring actions will result in total cost savings of $11.0 million to $13.0 million. See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In November 2021, we entered into derivative contracts, U.S. dollar-one month LIBOR forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. See Note 1, Note 3, and Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In July 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of the Forward Interest Rate Swaps (“Amended Forward Interest Rate Swaps”). The Forward Interest Rate Swaps were based on U.S. dollar-one month LIBOR and were amended to be based on one month Term SOFR as borrowings using LIBOR are no longer available under the 2022 Credit Facilities. The Amended Forward Interest Rate Swaps weighted average fixed rate is 1.7%, as a result of the difference between U.S. dollar-one month LIBOR and one month Term SOFR. See Note 1, Note 3, and Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.

We expect to spend a total of $23.0 million to $25.0 million for capital expenditures in 2025 financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
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
Cash Flow Summary
Net cash provided by operating activities for the three months ended March 29, 2025 was $0.8 million, compared to net cash used in operating activities of $1.6 million for the three months ended March 30, 2024. The higher net cash provided by operating activities during the first three months of 2025 was mainly due to a smaller increase in contract assets, smaller increase in inventories, and higher net income, partially offset by higher accounts receivable and a smaller increase in accounts payable.
Net cash used in investing activities was $4.8 million for the three months ended March 29, 2025, compared to $5.0 million in the three months ended March 30, 2024. The lower net cash used in investing activities during the first three months of 2025 was mainly due to lower purchases of property and equipment.
Net cash used in financing activities was $2.4 million for the three months ended March 29, 2025, compared to $4.2 million for the three months ended March 30, 2024. The lower net cash used in financing activities during the first three months of 2025 was mainly due to lower repayments on our term loan that was due and paid on March 31, 2025, which occurred in our second fiscal quarter of 2025.
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
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended March 29, 2025.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At March 29, 2025, we had total borrowings of $243.2 million under our 2022 Credit Facilities.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2024 for a discussion of our risk factors. Other than the risk factor below, there have been no material changes during the three months ended March 29, 2025 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2024.

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

DUCOMMUN INCORPORATED
(Registrant)

Date: May 6, 2025	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Suman B. Mookerji
Suman B. Mookerji
Senior Vice President, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)