Form 10-Q
period 2025-06-28
DUCOMMUN INC /DE/
filed 2025-08-07
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2025, the registrant had 14,923,743 shares of common stock outstanding.

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
•we are and may continue to be subject to litigation, other legal proceedings and indemnity claims and face headwinds in pending litigation matters which may become material, including with respect to the Guaymas performance center fire;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	June 28, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$37,117	$37,139
Accounts receivable, net of allowance for credit losses of $2,008 and $2,630 at June 28, 2025 and December 31, 2024, respectively	119,682	109,716
Contract assets	221,046	200,584
Inventories	197,296	196,881
Production cost of contracts	5,769	6,802
Other current assets	17,327	16,959
Total Current Assets	598,237	568,081
Property and Equipment, Net of Accumulated Depreciation of $199,238 and $194,921 at June 28, 2025 and December 31, 2024, respectively	108,943	109,812
Operating Lease Right-of-Use Assets	24,358	28,611
Goodwill	244,600	244,600
Intangibles, Net	141,215	149,591
Deferred Income Taxes	5,066	2,239
Other Assets	18,412	23,167
Total Assets	$1,140,831	$1,126,101
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$84,089	$75,784
Contract liabilities	36,971	34,445
Accrued and other liabilities	42,069	44,214
Operating lease liabilities	8,866	8,531
Current portion of long-term debt	12,500	12,500
Total Current Liabilities	184,495	175,474
Long-Term Debt, Less Current Portion	218,084	229,830
Non-Current Operating Lease Liabilities	16,853	21,284
Other Long-Term Liabilities	13,568	16,983
Total Liabilities	433,000	443,571
Commitments and Contingencies (Notes 8, 10)
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 14,922,797 and 14,781,218 shares issued and outstanding at June 28, 2025 and December 31, 2024, respectively	149	148
Additional Paid-In Capital	223,652	217,523
Retained Earnings	476,539	453,475
Accumulated Other Comprehensive Income	7,491	11,384
Total Shareholders’ Equity	707,831	682,530
Total Liabilities and Shareholders’ Equity	$1,140,831	$1,126,101
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Revenues	$202,260	$197,000	$396,374	$387,847
Cost of Sales	148,522	145,761	291,039	289,665
Gross Profit	53,738	51,239	105,335	98,182
Selling, General and Administrative Expenses	35,959	36,061	70,553	69,012
Restructuring Charges	608	1,254	1,034	2,624
Operating Income	17,171	13,924	33,748	26,546
Interest Expense	(3,008)	(3,975)	(6,271)	(7,858)
Other Income	1,746	—	1,746	—
Income Before Taxes	15,909	9,949	29,223	18,688
Income Tax Expense	3,356	2,225	6,159	4,115
Net Income	$12,553	$7,724	$23,064	$14,573
Earnings Per Share
Basic earnings per share	$0.84	$0.52	$1.55	$0.99
Diluted earnings per share	$0.82	$0.52	$1.52	$0.97
Weighted-Average Number of Common Shares Outstanding
Basic	14,938	14,775	14,898	14,735
Diluted	15,216	14,961	15,196	14,954
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Income	$12,553	$7,724	$23,064	$14,573
Other Comprehensive (Loss) Income, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $7 and $14 for the three months ended June 28, 2025 and June 29, 2024, respectively, and $13 and $28 for the six months ended June 28, 2025 and June 29, 2024, respectively.	19	44	39	86
Change in net unrealized (losses) gains on cash flow hedges, net of tax (benefit) expense of $(470) and $65 for the three months ended June 28, 2025 and June 29, 2024, respectively, and $(1,185) and $737 for the six months ended June 28, 2025 and June 29, 2024, respectively.	(1,558)	211	(3,932)	2,412
Other Comprehensive (Loss) Income, Net of Tax	(1,539)	255	(3,893)	2,498
Comprehensive Income	$11,014	$7,979	$19,171	$17,071
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	14,600,766	$146	$206,197	$421,980	$7,771	$636,094
Net income	—	—	—	6,849	—	6,849
Other comprehensive income, net of tax	—	—	—	—	2,243	2,243
Employee stock purchase plan	28,773	—	1,190	—	—	1,190
Stock options exercised	1,625	—	47	—	—	47
Stock awards vested	152,569	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(77,107)	(1)	(3,764)	—	—	(3,765)
Stock-based compensation	—	—	2,889	—	—	2,889
Balance at March 30, 2024	14,706,626	147	206,557	428,829	10,014	645,547
Net income	—	—	—	7,724	—	7,724
Other comprehensive income, net of tax	—	—	—	—	255	255
Stock options exercised	10,322	—	368	—	—	368
Stock awards vested	57,590	—	—	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(27,617)	—	(1,524)	—	—	(1,524)
Stock-based compensation	—	—	3,529	—	—	3,529
Balance at June 29, 2024	14,746,921	$147	$208,930	$436,553	$10,269	$655,899

Balance at December 31, 2024	14,781,218	$148	$217,523	$453,475	$11,384	$682,530
Net income	—	—	—	10,511	—	10,511
Other comprehensive income, net of tax	—	—	—	—	(2,354)	(2,354)
Employee stock purchase plan	24,412	1	1,293	—	—	1,294
Stock awards vested	123,580	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(60,905)	(1)	(3,559)	—	—	(3,560)
Stock-based compensation	—	—	4,586	—	—	4,586
Balance at March 29, 2025	14,868,305	149	219,842	463,986	9,030	693,007
Net income	—	—	—	12,553	—	12,553
Other comprehensive income, net of tax	—	—	—	—	(1,539)	(1,539)
Stock options exercised	6,610	—	270	—	—	270
Stock awards vested	79,301	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(31,419)	(1)	(2,084)	—	—	(2,085)
Stock-based compensation	—	—	5,625	—	—	5,625
Balance at June 28, 2025	14,922,797	$149	$223,652	$476,539	$7,491	$707,831
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash Flows from Operating Activities
Net Income	$23,064	$14,573
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	16,857	16,598
Non-cash operating lease cost	4,402	4,164
Stock-based compensation expense	11,703	8,286
Deferred income taxes	(1,654)	(2,586)
Provision for credit losses	10	357
Gain on sale of property and other assets	(1,746)	—
Other	408	428
Changes in Assets and Liabilities:
Accounts receivable	(9,976)	(2,250)
Contract assets	(20,462)	(32,628)
Inventories	(415)	(2,630)
Production cost of contracts	820	1,429
Other assets	(542)	3,669
Accounts payable	9,083	4,873
Contract liabilities	2,526	(3,458)
Operating lease liabilities	(4,087)	(4,060)
Accrued and other liabilities	(6,810)	(4,951)
Net Cash Provided by Operating Activities	23,181	1,814
Cash Flows from Investing Activities
Purchases of property and equipment	(9,082)	(8,292)
Proceeds from sale of property and other assets	1,979	—
Proceeds from sale of assets	100	—
Net Cash Used in Investing Activities	(7,003)	(8,292)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	25,000	20,000
Repayments of senior secured revolving credit facility	(33,800)	(20,000)
Repayments of term loan	(3,125)	(3,125)
Repayments of other debt	(193)	(172)
Net cash paid upon issuance of common stock under stock plans	(4,082)	(3,683)
Net Cash Used in Financing Activities	(16,200)	(6,980)
Net Decrease in Cash and Cash Equivalents	(22)	(13,458)
Cash and Cash Equivalents at Beginning of Period	37,139	42,863
Cash and Cash Equivalents at End of Period	$37,117	$29,405
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
In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of income, comprehensive income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Form 10-Q. The results of operations for the three and six months ended June 28, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
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
Subsequent Event
Subsequent to our three months ended June 28, 2025, on July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”) which among other things, provides a corporate tax provision change in reinstating the immediate expensing of U.S. research and development expenditures paid or incurred for tax years beginning after December 31, 2024. We are evaluating the impact of the OBBBA to our financial statements and will begin reflecting its effects in the third quarter of 2025. We do not expect the new provisions of the OBBBA to have a material impact to income tax expense for 2025. However, we expect the OBBBA to decrease our cash tax liability for 2025. See Note 9.

Sale of Property
On June 3, 2025, we sold our Berryville, Arkansas facility (consisted of land, building, and building improvements) (“Berryville Property”) for $2.0 million, which was part of our Electronic Systems segment. This asset group was classified as assets held for sale as part of other current assets at the end of the first quarter of 2025, which is the quarter when manufacturing activities had ceased and the asset was ready for sale. The total carrying value of the land, building, and building improvements was $0.8 million and thus, we recognized a gain of $1.2 million. See Note 2.
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
In November 2024, Albion filed a Schedule 13D/A with the SEC stating that it no longer intended to maintain an active role with Ducommun and that it had reduced its stock ownership to 737,992 shares of our common stock. On February 10, 2025, Albion filed a Schedule 13G/A with the SEC reporting that Albion had liquidated its holdings and no longer owned any shares of Ducommun as of December 31, 2024.
Supplemental Cash Flow Information

	(Dollars in thousands)
	Six Months Ended
	June 28, 2025	June 29, 2024
Interest paid, net	$4,191	$7,372
Taxes paid, net	$1,523	$4,001
Non-cash activities:
Purchases of property and equipment not paid	$309	$479
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$12,553	$7,724	$23,064	$14,573
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	14,938	14,775	14,898	14,735
Dilutive potential common shares	278	186	298	219
Diluted weighted-average common shares outstanding	15,216	14,961	15,196	14,954
Earnings per share
Basic	$0.84	$0.52	$1.55	$0.99
Diluted	$0.82	$0.52	$1.52	$0.97

Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Stock options and stock units	—	51	2	56
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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended June 28, 2025.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, and we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements with an aggregate notional amount of $150.0 million, all with an effective date of January 2024 (“Forward Interest Rate Swaps”), to manage our exposure to interest rate movements on a portion of our debt. At the time we entered into the Forward Interest Rate Swaps, there was a high probability of forecasted interest payments on our debts occurring and the swaps were highly effective in offsetting those interest payments; therefore, we elected to apply cash flow hedge accounting. In July 2022, as a result of refinancing all our existing debt, which allowed borrowing based on a Secured Overnight Financing Rate (“SOFR”), we were required to complete an amendment of the Forward Interest Rate Swaps from One Month London Interbank Offered Rate (“LIBOR”) to One Month Term SOFR (“Amended Forward Interest Rate Swaps”), which occurred on the same day. After the transition of the Forward Interest Rate Swaps and debt to SOFR was completed, we determined the hedging relationships were still highly effective as of the amendment date. See Note 3 and Note 7. As of June 28, 2025, all of our derivative instruments were designated as cash flow hedges.
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

Net cumulative favorable (unfavorable) catch-up adjustments to contracts had the following impact on our operating results:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Total net revenues	$(1,016)	$387	$(125)	$(1,548)
Operating income	$(1,016)	$387	$(125)	$(1,548)

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
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the condensed consolidated balance sheets. As of June 28, 2025 and December 31, 2024, the provision for estimated losses on contracts were $4.3 million and $4.7 million, respectively. It is reasonably possible we may incur additional losses in the future.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of June 28, 2025 and December 31, 2024, production cost of contracts were $5.8 million and $6.8 million, respectively.
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	June 28, 2025	December 31, 2024
Contract assets	$221,046	$200,584
Contract liabilities	$36,971	$34,445
The increase in our contract assets as of June 28, 2025 compared to December 31, 2024 was primarily due to a net increase of products in work in process in the current period.
The increase in our contract liabilities as of June 28, 2025 compared to December 31, 2024 was primarily due to a net increase of advance or progress payments received from our customers in the current period. We recognized $10.7 million of the contract liabilities as of December 31, 2024 as revenues during the six months ended June 28, 2025.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of June 28, 2025 totaled $906.0 million. Of the remaining performance obligations as of June 28, 2025, we anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2026 and beyond.

Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Consolidated Ducommun
Military and space	$117,056	$100,538	$230,572	$199,467
Commercial aerospace	77,674	86,643	149,375	166,560
Industrial	7,530	9,819	16,427	21,820
Total	$202,260	$197,000	$396,374	$387,847

Electronic Systems
Military and space	$83,790	$69,987	$168,562	$142,492
Commercial aerospace	18,908	21,634	34,985	44,667
Industrial	7,530	9,819	16,427	21,820
Total	$110,228	$101,440	$219,974	$208,979

Structural Systems
Military and space	$33,266	$30,551	$62,010	$56,975
Commercial aerospace	58,766	65,009	114,390	121,893
Total	$92,032	$95,560	$176,400	$178,868
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

Note 2. Restructuring Activities
Summary of 2022 Restructuring Plan
In April 2022, management approved and commenced a restructuring plan that is intended to better position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. During the three and six months ended June 28, 2025, we recorded total charges, net of $0.6 million and $1.0 million, respectively. Cumulative through the six months ended June 28, 2025, we recorded aggregate total charges of $30.2 million ($2.1 million of which was recorded as cost of sales). As of June 28, 2025, we estimate the remaining amount of charges related to this initiative will be $0.5 million to $1.0 million of total pre-tax restructuring charges during 2025 for facility consolidation related expenses.
In the Electronics Systems segment, we recorded $0.1 million of other restructuring charges during the three months ended of June 28, 2025. We recorded $0.1 million each for severance and benefits that were classified as restructuring charges and other restructuring charges during the six months ended June 28, 2025. Cumulative through the six months ended June 28, 2025, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $9.6 million, $0.3 million, $0.3 million, and $0.3 million, respectively.
In the Structural Systems segment, we recorded charges of $0.5 million during the three months ended June 28, 2025 for other restructuring charges. We recorded (credits) charges of ($0.2) million and $1.0 million during the six months ended June 28, 2025, for severance and benefits that were classified as restructuring charges and other restructuring charges, respectively. Cumulative through the six months ended June 28, 2025, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment/impairment of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $7.4 million, $2.0 million, $1.8 million, and $8.4 million, respectively.
Our restructuring activities during the six months ended June 28, 2025 were as follows (in thousands):

	December 31, 2024	Six Months Ended June 28, 2025				June 28, 2025
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$1,543	$56	$(721)	$—	$(170)	$708
Other	389	1,147	(1,089)	—	—	447
Ending balance	$1,932	$1,203	$(1,810)	$—	$(170)	$1,155
The restructuring activities accrual for severance and benefits and other of $1.2 million as of June 28, 2025 was included as part of accrued and other liabilities and is expected to be paid out during 2025.

Note 3. Derivative Financial Instruments

Cash Flow Hedges

Our cash flow hedges consists of forward interest rate swaps to manage our exposure to interest rate movements on a portion of our debt through January 1, 2031. Our forward interest rate swaps hedge forecasted transactions through January 1, 2031.

The notional amounts of derivative instruments are as follows:

	(Dollars in thousands)
	June 28, 2025	December 31, 2024
Derivative instruments designated as hedging instruments:
Interest rate contracts	$150,000	$150,000

The following table summarizes the fair value and presentation on the condensed consolidated balance sheets for derivative instruments:

		(Dollars in thousands)
	Balance Sheet Location	June 28, 2025	December 31, 2024
Derivative instruments designated as hedging instruments:
Interest rate contracts	Other assets, current	$3,203	$3,576
	Other assets	9,802	14,606

Accumulated other comprehensive income activities during the six months ended June 28, 2025 were as follows (in thousands):

	December 31, 2024	Six Months Ended June 28, 2025		June 28, 2025
	Balance	Changes in Fair Value Recognized	Reclassifications to Income Statement	Balance
Cash flow hedges, before tax totals	$17,831	$(3,190)	$(1,926)	$12,715

Unrealized (losses) gains associated with our hedging transactions recognized in other comprehensive income are presented in the following table:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Change in Other Comprehensive Income:
Interest rate contracts	$(1,558)	$211	$(3,932)	$2,412

We began reclassifying gains/losses associated with our cash flow hedges from accumulated other comprehensive income to the condensed statements of income when the Forward Interest Rate Swaps became effective as of January 1, 2024. We reclassify amounts to income as the hedged item impacts earnings and those amounts are presented in the following table:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest rate contracts:
Interest expense	$979	$1,358	$1,926	$2,698

The pre-tax deferred gains recorded in other comprehensive income that will mature in the next 12 months total $3.1 million.

Note 4. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	June 28, 2025	December 31, 2024
Raw materials and supplies	$164,965	$158,865
Work in process	26,388	32,082
Finished goods	5,943	5,934
Total	$197,296	$196,881

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
No material adverse factors/changes have occurred since the fourth quarter of 2024 that would require us to perform another qualitative or quantitative assessment as of our quarter ended June 28, 2025. As such, for the second quarter of 2025, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$127,165	$326,322
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2024	$117,435	$127,165	$244,600
Balance at June 28, 2025	$117,435	$127,165	$244,600

Note 6. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	June 28, 2025	December 31, 2024
Accrued compensation	$27,548	$35,915
Accrued income tax and sales tax	4,426	669
Other	10,095	7,630
Total	$42,069	$44,214

Note 7. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	June 28, 2025	December 31, 2024
Term loan	$231,250	$234,375
Revolving credit facility	—	8,800
Total debt	231,250	243,175
Less current portion	(12,500)	(12,500)
Total long-term debt, less current portion	218,750	230,675
Less debt issuance costs - term loan	(666)	(845)
Total long-term debt, net of debt issuance costs - term loan	$218,084	$229,830
Debt issuance costs - revolving credit facility (1)	$1,007	$1,258
Weighted-average interest rate	6.11%	7.25%
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

For the three months ended June 28, 2025 and June 29, 2024, we made the required quarterly amortization payments on the 2022 Term Loan of $3.1 million and $1.6 million, respectively. For each of the six months ended June 28, 2025 and June 29, 2024, we made the required quarterly amortization payments on the 2022 Term Loan of $3.1 million. The required quarterly amortization payments due on March 31, 2025 and June 30, 2025 were in our second and third fiscal quarters of 2025, respectively.
As of June 28, 2025, we had $199.8 million of unused borrowing capacity under the 2022 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
As of June 28, 2025, we were in compliance with all covenants required under the 2022 Credit Facilities.
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

Note 9. Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected R&D tax credits, non-deductible book compensation expenses, tax deductions for Foreign Derived Intangible Income, valuation allowances against deferred tax assets, recognition or derecognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. Also, excess tax benefits and tax detriments related to our equity compensation recognized in the condensed consolidated income statement could result in fluctuations in our effective tax rate period-over-period depending on the volatility of our stock price, number of restricted or performance stock units that vests, and stock options exercised during the period. We recognize deferred tax assets and liabilities, using enacted tax rates, for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce our valuation allowances against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period when that determination is made.
We recorded income tax expense of $3.4 million for the three months ended June 28, 2025 compared to $2.2 million for the three months ended June 29, 2024. The increase in income tax expense for the second quarter of 2025 compared to the second quarter of 2024 was primarily due to higher pre-tax income in the second quarter of 2025 compared to the second quarter of 2024.
We recorded income tax expense of $6.2 million for the six months ended June 28, 2025 compared to $4.1 million for the six months ended June 29, 2024. The increase in income tax expense for the six months ended June 28, 2025 compared to the six months ended June 29, 2024 was primarily due to higher pre-tax income in the six months ended June 28, 2025 compared to the six months ended June 29, 2024.
Our total amount of unrecognized tax benefits was $4.9 million and $4.5 million as of June 28, 2025 and December 31, 2024, respectively. If recognized, $2.9 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of June 28, 2025 and December 31, 2024 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2025, we expect decreases to our unrecognized tax benefits of approximately $0.5 million in the next twelve months.
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
One July 4, 2025, the U.S. enacted the OBBBA. Amongst other things, the OBBBA provides for several corporate tax provision changes including restoring the full expensing of qualified property placed in service after January 19, 2025, reinstating the immediate expensing of U.S. research and development expenditures paid or incurred for tax years beginning after December 31, 2024, and changes in the computations of U.S. taxation on international earnings for tax years beginning after December 31, 2025. We are evaluating the impact of the OBBBA to our financial statements and will begin reflecting its effects in the third quarter of 2025. We do not expect the new provisions of the OBBBA to have a material impact to income tax expense for 2025. However, we expect the OBBBA to decrease our cash tax liability for 2025.

Note 10. Commitments and Contingencies
California’s Wage and Hour Laws Complaint
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Bernardino. We received service of process of this complaint in January 2021. The complaint alleged violations of California’s wage and hour laws relating to our current and former employees and sought attorney’s fees and penalties. We vigorously refuted and defended these claims, and reached a tentative settlement of $0.8 million during the fourth quarter 2021, which was subject to court approval. Thus, we recorded accrued liabilities of $0.8 million as of December 31, 2021. During the second quarter of 2022, additional factual information was identified resulting in an increase in the amount of the tentative settlement to $0.9 million. Therefore, we recorded an additional accrued liabilities of $0.1 million for a total accrued liabilities amount of $0.9 million as of the end of the second quarter of 2022, which amount remained unchanged as of December 31, 2022 as we were awaiting final court approval of this settlement. Subsequent to final court approval and payment of the $0.9 million in January 2023, during the third quarter of 2023 and upon plaintiff’s motion, the court re-opened the settlement agreement to determine whether the class list captured all affected employees. While we appealed that determination, the appellate court upheld the trial court’s decision, and the case was returned to the trial court for the parties to re-examine the class list. Subsequent to our quarter ended June 28, 2025, and as a result of the re-examination of the class list, additional affected employees were identified and a tentative settlement was reached that will result in an additional net payment of $0.3 million, subject to court approval and which is estimated to be payable in late 2025 or early 2026. Thus, we recorded accrued liabilities of $0.3 million during the second quarter of 2025.
Groundwater
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for the estimated liability for such investigation and corrective action of $1.5 million at both June 28, 2025 and December 31, 2024, which is reflected in other long-term liabilities on our condensed consolidated balance sheets.
Waste Disposal
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill, which had a balance of $0.4 million as of both June 28, 2025 and December 31, 2024, which is reflected in other long-term liabilities on our condensed consolidated balance sheets. We anticipate an updated estimate will be available over the next 12 to 24 months however, and will update our accrual for the estimated liability at that time, if needed. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities related to a final remedy, and the allocation of liability among potentially responsible parties.
Guaymas Performance Center Fire
Impact to Performance Center. In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. There were no injuries, however, property and equipment, inventories, and tooling in this leased facility were damaged. Our Guaymas performance center, comprised of two buildings with an aggregate total of 62,000 square feet, was severely damaged. The insurance claim for damages to our operating assets and business interruption was deemed final and closed by our insurance company during the three months ended July 1, 2023. The loss of production from the Guaymas performance center was absorbed by our other existing performance centers; however, we have reestablished our operations and are in the process of certification with various customers and ramping up our manufacturing capabilities in a different leased facility with 117,000 square feet in Guaymas.
Guaymas Fire Litigation. A neighboring, non-related manufacturing facility also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center, and in November 2023, the occupant of the neighboring facility filed suit against us in U.S. District Court for the Central District of California (the “District Court”) seeking unspecified amounts for damages relating to the fire (“Guaymas Fire Litigation”). Discovery was completed in July 2025. Subsequent to our quarter ended June 28, 2025, the parties participated in a mediation session held on August 4, 2025. Additionally, a hearing was held on August 5, 2025 in District Court on summary judgment motions and for a determination on the applicability of Mexican law to the case, which is expected to impact the amount of damages the plaintiff may be able to recover from us if we are ultimately held responsible. Rulings on both issues are expected later this year.
Subrogation Claims. In connection with the Guaymas Fire Litigation, in July 2024, we received a subrogation demand from our landlord’s insurer, who also serves as one of our excess carriers, and with whom we have since entered into an informed consent and conflict of waiver agreement. Furthermore, during the second quarter of 2025, one of the plaintiff’s insurers intervened in the case asserting a subrogation claim against us for amounts paid to our former neighbor for damages incurred from the fire. It is possible that we may face additional subrogation claims associated with the Guaymas Fire Litigation in the future.
While ultimate responsibility for the fire and damages to our former neighbor’s facility are still undetermined, we continue to defend these matters vigorously. As there are numerous legal issues yet to be resolved in connection with these matters, no amount of loss is reasonably estimable at this time. If we are ultimately deemed to be responsible or partly responsible, it is possible we could incur a loss in excess of our insurance coverage limits, which could be material to our cash flow, liquidity, or financial results.
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
Financial information by reportable segment was as follows:

	(Dollars in thousands) Three Months Ended						(Dollars in thousands) Six Months Ended
	June 28, 2025			June 29, 2024			June 28, 2025			June 29, 2024
	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems (1)	Total	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems (1)	Total
Consolidated Net Revenues	$110,228	$92,032	$202,260	$101,440	$95,560	$197,000	$219,974	$176,400	$396,374	$208,979	$178,868	$387,847
Less: Significant Expenses
Cost of sales	77,710	70,812		73,641	71,265		158,495	132,544		151,359	137,451
Selling, general and administrative expenses	11,454	11,160		10,993	11,625		22,194	23,076		21,386	24,968
Restructuring charges	81	527		—	2,111		171	863		459	3,022
Segment Operating Income	$20,983	$9,533	30,516	$16,806	$10,559	27,365	$39,114	$19,917	59,031	$35,775	$13,427	49,202

Reconciliation of Profit or Loss (Segment Operating Income)
Unallocated Amounts:
Corporate general and administrative expenses (2)			(13,345)			(13,441)			(25,283)			(22,656)
Operating Income			17,171			13,924			33,748			26,546
Interest Expense			(3,008)			(3,975)			(6,271)			(7,858)
Other Income			1,746			—			1,746			—
Income Before Taxes			$15,909			$9,949			$29,223			$18,688
(1) Structural systems restructuring charges for the three and six months ended ended June 29, 2024 each included $0.9 million recorded as cost of sales.
(2) Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

Additional financial information by reportable segment was as follows:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Depreciation and Amortization Expenses
Electronic Systems	$3,575	$3,662	$7,141	$7,294
Structural Systems	4,596	4,547	9,512	9,209
Corporate Administration	102	36	204	95
Total Depreciation and Amortization Expenses	$8,273	$8,245	$16,857	$16,598
Capital Expenditures
Electronic Systems	$783	$1,143	$3,048	$1,939
Structural Systems	3,129	1,353	5,243	2,877
Corporate Administration	—	723	13	3,148
Total Capital Expenditures	$3,912	$3,219	$8,304	$7,964

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets:

	(Dollars in thousands)
	June 28, 2025	December 31, 2024
Total Assets
Electronic Systems	$529,444	$507,428
Structural Systems	543,706	551,213
Corporate Administration	67,681	67,460
Total Assets	$1,140,831	$1,126,101
Goodwill and Intangibles
Electronic Systems	$159,282	$163,926
Structural Systems	226,533	230,265
Total Goodwill and Intangibles	$385,815	$394,191

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
The Boeing Company
The Boeing Company (“Boeing”) is one of our largest customers and was notified by the Federal Aviation Administration (“FAA”) in early January 2024 that the FAA had initiated an investigation into Boeing’s quality control system. This notification was followed by the FAA announcing actions to increase its oversight of Boeing as well as not approving production rate increases or additional production lines for the 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. In addition, in July 2024, Boeing also pleaded guilty to conspiracy fraud charges, which may result in additional external oversight on its manufacturing and quality control process. Further, in Boeing’s Q1 2025 Quarterly Report on Form 10-Q, it stated various countries have announced plans for and/or have already implemented new or modified tariffs (discussed further below). Boeing’s first quarter results reflect its best estimate of the impacts of the tariffs enacted as of March 31, 2025, and certain potential mitigations. These tariffs and any retaliatory actions from other countries could have a material impact on Boeing’s financial position, results of operations and/or cash flows. In April 2025, certain customers in China informed Boeing they will not accept deliveries. Since Boeing is one of our largest customers, if Boeing is unable to meet the full compliance of the Federal Aviation Administration’s required quality control procedures, along with the tariffs (already imposed or will be imposed), it could have a material adverse impact on our business, results of operations and financial condition.
U.S. Government Tariffs
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
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), which, among other things, provides a corporate tax provision change in reinstating the immediate expensing of U.S. research and development expenditures paid or incurred for tax years beginning after December 31, 2024. See Note 1 and Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information
The OBBBA also provides a supplementary $156 billion to the DoD for obligations through 2029. Congress has also begun deliberations on the U.S. President’s budget request for fiscal year 2026.
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
Second quarter 2025 recap:
•Net revenues of $202.3 million
•Net income of $12.6 million, or 6.2% of net revenues, or $0.82 per diluted share
•Adjusted EBITDA of $32.4 million, or 16.0% of net revenues

Results of Operations
Second Quarter of 2025 Compared to Second Quarter of 2024
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended				(Dollars in thousands, except per share data) Six Months Ended
	June 28, 2025	% of Net Revenues	June 29, 2024	% of Net Revenues	June 28, 2025	% of Net Revenues	June 29, 2024	% of Net Revenues
Net Revenues	$202,260	100.0%	$197,000	100.0%	$396,374	100.0%	$387,847	100.0%
Cost of Sales	148,522	73.4%	145,761	74.0%	291,039	73.4%	289,665	74.7%
Gross Profit	53,738	26.6%	51,239	26.0%	105,335	26.6%	98,182	25.3%
Selling, General and Administrative Expenses	35,959	17.8%	36,061	18.3%	70,553	17.8%	69,012	17.8%
Restructuring Charges	608	0.3%	1,254	0.6%	1,034	0.3%	2,624	0.7%
Operating Income	17,171	8.5%	13,924	7.1%	33,748	8.5%	26,546	6.8%
Interest Expense	(3,008)	(1.5)%	(3,975)	(2.0)%	(6,271)	(1.5)%	(7,858)	(2.0)%
Other Income	1,746	0.9%	—	—%	1,746	0.4%	—	—%
Income Before Taxes	15,909	7.9%	9,949	5.1%	29,223	7.4%	18,688	4.8%
Income Tax Expense	3,356	nm	2,225	nm	6,159	nm	4,115	nm
Net Income	$12,553	6.2%	$7,724	3.9%	$23,064	5.8%	$14,573	3.8%

Effective Tax Rate	21.1%	nm	22.4%	nm	21.1%	nm	22.0%	nm
Diluted Earnings Per Share	$0.82	nm	$0.52	nm	$1.52	nm	$0.97	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three and six months ended June 28, 2025 and June 29, 2024, respectively, were as follows:

	Three Months Ended					Six Months Ended
		(Dollars in thousands)		% of Net Revenues			(Dollars in thousands)		% of Net Revenues
	Change	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	Change	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Consolidated Ducommun
Military and space	$16,518	$117,056	$100,538	57.9%	51.0%	$31,105	$230,572	$199,467	58.2%	51.4%
Commercial aerospace	(8,969)	77,674	86,643	38.4%	44.0%	(17,185)	149,375	166,560	37.7%	43.0%
Industrial	(2,289)	7,530	9,819	3.7%	5.0%	(5,393)	16,427	21,820	4.1%	5.6%
Total	$5,260	$202,260	$197,000	100.0%	100.0%	$8,527	$396,374	$387,847	100.0%	100.0%

Electronic Systems
Military and space	$13,803	$83,790	$69,987	76.0%	69.0%	$26,070	$168,562	$142,492	76.6%	68.2%
Commercial aerospace	(2,726)	18,908	21,634	17.2%	21.3%	(9,682)	34,985	44,667	15.9%	21.4%
Industrial	(2,289)	7,530	9,819	6.8%	9.7%	(5,393)	16,427	21,820	7.5%	10.4%
Total	$8,788	$110,228	$101,440	100.0%	100.0%	$10,995	$219,974	$208,979	100.0%	100.0%

Structural Systems
Military and space	$2,715	$33,266	$30,551	36.1%	32.0%	$5,035	$62,010	$56,975	35.2%	31.9%
Commercial aerospace	(6,243)	58,766	65,009	63.9%	68.0%	(7,503)	114,390	121,893	64.8%	68.1%
Total	$(3,528)	$92,032	$95,560	100.0%	100.0%	$(2,468)	$176,400	$178,868	100.0%	100.0%
Net revenues for the three months ended June 28, 2025 were $202.3 million, compared to $197.0 million for the three months ended June 29, 2024. The year-over-year increase in our key end-use markets were primarily due to the following:
•$16.5 million higher revenues in our military and space end-use markets due to higher rates on a classified program, selected missile, rotary-wing aircraft, and radar platforms; partially offset by
•$9.0 million lower revenues in our commercial aerospace end-use markets due to lower revenues from Boeing and lower rates on rotary-wing aircraft platforms.
In addition, revenues for our industrial end-use markets for the three months ended June 28, 2025 decreased $2.3 million compared to the three months ended June 29, 2024, mainly due to our selective pruning of non-core business.
Net revenues for the six months ended June 28, 2025 were $396.4 million, compared to $387.8 million for the six months ended June 29, 2024. The year-over-year increase in our key end-use markets were primarily due to the following:
•$31.1 million higher revenues in our military and space end-use markets due to higher rates on selected missile, classified program, radar, and rotary-wing aircraft, and electronic warfare platforms; partially offset by
•$17.2 million lower revenues in our commercial aerospace end-use markets due to lower revenues from Boeing 737 MAX and in-flight entertainment products, and lower rates on rotary-wing aircraft platforms, partially offset by growth in selected business jet platforms.
In addition, revenues for our industrial end-use markets for the six months ended June 28, 2025 decreased $5.4 million compared to the six months ended June 29, 2024, mainly due to our selective pruning of non-core business.

Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Boeing Company	7.3%	9.1%	7.5%	8.6%
Lockheed Martin Corporation	4.9%	5.6%	5.2%	5.2%
Northrop Grumman Corporation	6.0%	5.2%	5.7%	5.1%
RTX Corporation	18.4%	16.4%	19.1%	15.6%
Spirit AeroSystems Holdings, Inc.	7.2%	6.6%	6.6%	6.3%
Viasat, Inc.	5.0%	3.2%	3.7%	3.5%
Total top ten customers (1)	63.4%	56.8%	61.5%	55.6%
(1)Includes The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), RTX Corporation (“RTX”), Spirit AeroSystems Holdings, Inc. (“Spirit”), and Viasat, Inc. (“Viasat”) for the three and six months ended June 28, 2025 and June 29, 2024.
Boeing, Lockheed, Northrop, RTX, Spirit, and Viasat represented the following percentages of total accounts receivable:

	June 28, 2025	December 31, 2024
Boeing	6.9%	8.0%
Lockheed	2.3%	1.9%
Northrop	5.4%	2.7%
RTX	15.3%	15.6%
Spirit	6.7%	4.4%
Viasat	4.7%	3.1%
The net revenues and accounts receivable from Boeing, Lockheed, Northrop, RTX, Spirit, and Viasat were diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues increased year-over-year with the three months ended June 28, 2025 of 26.6%, compared to the three months ended June 29, 2024 of 26.0% primarily due to lower other manufacturing costs and lower restructuring charges as a result of nearing the completion of the wind down of our Monrovia performance center, partially offset by unfavorable product mix and lower manufacturing volume.
Gross profit as a percentage of net revenues increased year-over-year with the six months ended June 28, 2025 of 26.6%, compared to the six months ended June 29, 2024 of 25.3% primarily due to lower other manufacturing costs and lower restructuring charges as a result of nearing the completion of the wind down of our Monrovia performance center, partially offset by unfavorable product mix.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $0.1 million year-over-year in the three months ended June 28, 2025 compared to the three months ended June 29, 2024, primarily due to lower professional services fees of $0.9 million, partially offset by higher other SG&A expenses of $0.6 million.
SG&A expenses increased $1.5 million year-over-year in the six months ended June 28, 2025 compared to the six months ended June 29, 2024, primarily due to higher compensation and benefits expense of $2.0 million.
Restructuring Charges
Restructuring charges decreased $1.5 million and $2.4 million (including $0.9 million recorded as cost of sales in both periods) year-over-year in the three and six months ended June 28, 2025, compared to the three and six months ended June 29, 2024, respectively, primarily due to the winding down of the previously disclosed restructuring plan that was approved and commenced in April 2022. See Note 2 for further information.

Interest Expense
Interest expense decreased $1.0 million and $1.6 million year-over-year in the three and six months ended June 28, 2025, compared to the three and six months ended June 29, 2024, respectively, primarily due to lower interest rates along with a lower debt balance.
Income Tax Expense
We recorded income tax expense of $3.4 million for the three months ended June 28, 2025 compared to $2.2 million for the three months ended June 29, 2024. The increase in income tax expense for the second quarter of 2025 compared to the second quarter of 2024 was primarily due to higher pre-tax income in the second quarter of 2025 compared to the second quarter of 2024.
We recorded income tax expense of $6.2 million for the six months ended June 28, 2025 compared to $4.1 million for the six months ended June 29, 2024. The increase in income tax expense for the six months ended June 28, 2025 compared to the six months ended June 29, 2024 was primarily due to higher pre-tax income in the six months ended June 28, 2025 compared to the six months ended June 29, 2024.
Our total amount of unrecognized tax benefits was $4.9 million and $4.5 million as of June 28, 2025 and December 31, 2024, respectively. If recognized, $2.9 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of June 28, 2025 and December 31, 2024 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2025, we expect decreases to our unrecognized tax benefits of approximately $0.5 million in the next twelve months.
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
On July 4, 2025, the U.S. enacted the OBBBA. Amongst other things, the OBBBA provides for several corporate tax provision changes including restoring the full expensing of qualified property placed in service after January 19, 2025, reinstating the immediate expensing of U.S. research and development expenditures paid or incurred for tax years beginning after December 31, 2024, and changes in the computations of U.S. taxation on international earnings for tax years beginning after December 31, 2025. We are evaluating the impact of the OBBBA to our financial statements and will begin reflecting its effects in the third quarter of 2025. We do not expect the new provisions of the OBBBA to have a material impact to income tax expense for 2025. However, we expect the OBBBA to decrease our cash liability for 2025.
Net Income and Earnings per Share
Net income, net income as a percentage of revenues, and earnings per share for the three months ended June 28, 2025 were $12.6 million, or 6.2% of revenues, or $0.82 per diluted share, respectively, compared to $7.7 million, or 3.9% of revenues, or $0.52 per diluted share, respectively, for the three months ended June 29, 2024. The increase in net income for the three months ended June 28, 2025 compared to the three months ended June 29, 2024 was primarily due to higher gross profit of $2.5 million, higher other income of $1.7 million, and lower restructuring charges of $1.5 million (the prior year included $0.9 million recorded as cost of sales), partially offset by higher income tax expense of $1.1 million.
Net income, net income as a percentage of revenues, and earnings per share for the six months ended June 28, 2025 were $23.1 million, or 5.8% of revenues, or $1.52 per diluted share, respectively, compared to $14.6 million, or 3.8% of revenues, or $0.97 per diluted share, respectively, for the six months ended June 29, 2024. The increase in net income for the six months ended June 28, 2025 compared to the six months ended June 29, 2024 was primarily due to higher gross profit of $7.2 million, lower restructuring charges of $2.4 million (the prior year included $0.9 million recorded as cost of sales), and higher other income of $1.7 million, partially offset by higher income tax expense of $2.0 million and higher SG&A expenses of $1.5 million.

Business Segment Performance
We report our financial performance based upon our two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and six months ended June 28, 2025 and June 29, 2024:

	Three Months Ended					Six Months Ended
	%	(Dollars in thousands)		% of Net Revenues		%	(Dollars in thousands)		% of Net Revenues
	Change	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	Change	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Revenues
Electronic Systems	8.7%	$110,228	$101,440	54.5%	51.5%	5.3%	$219,974	$208,979	55.5%	53.9%
Structural Systems	(3.7)%	92,032	95,560	45.5%	48.5%	(1.4)%	176,400	178,868	44.5%	46.1%
Total Net Revenues	2.7%	$202,260	$197,000	100.0%	100.0%	2.2%	$396,374	$387,847	100.0%	100.0%
Segment Operating Income
Electronic Systems		$20,983	$16,806	19.0%	16.6%		$39,114	$35,775	17.8%	17.1%
Structural Systems		9,533	10,559	10.4%	11.0%		19,917	13,427	11.3%	7.5%
		30,516	27,365				59,031	49,202
Corporate General and Administrative Expenses (1)		(13,345)	(13,441)	(6.6)%	(6.8)%		(25,283)	(22,656)	(6.4)%	(5.8)%
Total Operating Income		$17,171	$13,924	8.5%	7.1%		$33,748	$26,546	8.5%	6.8%
Adjusted EBITDA
Electronic Systems
Operating Income		$20,983	$16,806				$39,114	$35,775
Depreciation and Amortization		3,575	3,662				7,141	7,294
Stock-Based Compensation Expense (2)		146	91				223	171
Restructuring Charges		81	—				171	459
		24,785	20,559	22.5%	20.3%		46,649	43,699	21.2%	20.9%
Structural Systems
Operating Income		9,533	10,559				19,917	13,427
Depreciation and Amortization		4,596	4,547				9,512	9,209
Stock-Based Compensation Expense (3)		142	70				321	156
Restructuring Charges		527	2,111				863	3,022
Inventory Purchase Accounting Adjustments		—	291				—	1,082
		14,798	17,578	16.1%	18.4%		30,613	26,896	17.4%	15.0%
Corporate General and Administrative Expenses (1)
Operating Loss		(13,345)	(13,441)				(25,283)	(22,656)
Depreciation and Amortization		102	36				204	95
Stock-Based Compensation Expense (4)		6,068	3,867				11,159	7,959
Professional Fees Related to Unsolicited Non-Binding Acquisition Offer		—	1,374				—	1,374
		(7,175)	(8,164)				(13,920)	(13,228)
Adjusted EBITDA		$32,408	$29,973	16.0%	15.2%		$63,342	$57,367	16.0%	14.8%
Capital Expenditures
Electronic Systems		$783	$1,143				$3,048	$1,939
Structural Systems		3,129	1,353				5,243	2,877
Corporate Administration		—	723				13	3,148
Total Capital Expenditures		$3,912	$3,219				$8,304	$7,964
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

(2)The three and six months ended June 28, 2025 each included $0.1 million of stock-based compensation expense recorded as cost of sales. The three and six months ended June 29, 2024 each included less than $0.1 million of stock-based compensation expense recorded as cost of sales.
(3)The three and six months ended June 28, 2025 each included $0.1 million of stock-based compensation expense recorded as cost of sales. The three and six months ended June 29, 2024 included less than $0.1 million and $0.1 million, respectively, of stock-based compensation expense recorded as cost of sales.
(4)The three and six months ended June 28, 2025 included $0.6 million and $1.4 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and six months ended June 29, 2024 included $0.5 million and $1.9 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.
Electronic Systems
Electronic Systems net revenues in the three months ended June 28, 2025 compared to the three months ended June 29, 2024 increased $8.8 million primarily due to the following in our key end-use markets:
•$13.8 million higher revenues in our military and space end-use markets due to higher rates on selected missiles, classified program, radar, and fixed-wing aircraft platforms, partially offset by lower rates on electronic warfare platforms; partially offset by
•$2.7 million lower revenues in our commercial aerospace end-use markets due to lower in-flight entertainment revenues and lower rates on large aircraft platforms.
In addition, revenues for our industrial end-use markets for the three months ended June 28, 2025 decreased $2.3 million compared to the three months ended June 29, 2024 mainly due to our selective pruning of non-core business.
Electronic Systems net revenues in the six months ended June 28, 2025 compared to the six months ended June 29, 2024 increased $11.0 million primarily due to the following in our key end-use markets:
•$26.1 million higher revenues in our military and space end-use markets due to higher rates on selected missiles, classified program, radar, fixed-wing aircraft, and electronic warfare platforms, partially offset by lower rates on selected rotary-wing aircraft platforms; partially offset by
•$9.7 million lower revenues in our commercial aerospace end-use markets due to lower in-flight entertainment revenues and lower rates on large aircraft platforms.
In addition, revenues for our industrial end-use markets for the six months ended June 28, 2025 decreased $5.4 million compared to the six months ended June 29, 2024 mainly due to our selective pruning of non-core business.
Electronic Systems segment operating income in the three months ended June 28, 2025 compared to the three months ended June 29, 2024 increased $4.2 million primarily due to favorable product mix, higher manufacturing volume, and lower other manufacturing costs.
Electronic Systems segment operating income in the six months ended June 28, 2025 compared to the six months ended June 29, 2024 increased $3.3 million primarily due to favorable product mix.
Structural Systems
Structural Systems net revenues in the three months ended June 28, 2025 compared to the three months ended June 29, 2024 decreased $3.5 million primarily due to the following:
•$6.2 million lower revenues in our commercial aerospace end-use markets due to lower revenues from Boeing; partially offset by
•$2.7 million higher revenues in our military and space end-use markets due to higher rates on selected rotary-wing aircraft platforms, partially offset by lower rates on selected fixed-wing aircraft platforms.
Structural Systems net revenues in the six months ended June 28, 2025 compared to the six months ended June 29, 2024 decreased $2.5 million primarily due to the following:
•$7.5 million lower revenues in our commercial aerospace end-use markets due to lower revenues from Boeing 737 MAX and lower rates on rotary-wing aircraft platforms, partially offset by growth in selected business jet platforms; partially offset by
•$5.0 million higher revenues in our military and space end-use markets due to higher rates on selected rotary-wing aircraft platforms, partially offset by lower rates on selected fixed-wing aircraft platforms.
The Structural Systems segment operating income in the three months ended June 28, 2025 compared to the three months ended June 29, 2024 decreased $1.0 million primarily due to unfavorable product mix and lower manufacturing volume, partially offset by lower other manufacturing costs and lower restructuring charges as a result of nearing the completion of the wind down of our Monrovia performance center.
The Structural Systems segment operating income in the six months ended June 28, 2025 compared to the six months ended June 29, 2024 increased $6.5 million primarily due to lower other manufacturing costs and lower restructuring charges as a result of nearing the completion of the wind down of our Monrovia performance center, partially offset by unfavorable product mix.
In June 2020, a fire severely damaged our performance center in Guaymas, Mexico, which is part of our Structural Systems segment. The loss of production from the Guaymas performance center was absorbed by our other existing performance centers, however, we have reestablished our operations and are in the process of certification with various customers and ramping up our manufacturing capabilities in a different leased facility in Guaymas. We have insurance coverage up to a capped amount, less our deductible. The insurance claim for damages to our operating assets and business interruption was deemed final and closed by our insurance company during the three months ended July 1, 2023.
A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center and, in November 2023, the occupant of the neighboring facility filed suit against us in U.S. District Court for the Central District of California seeking unspecified amounts for damages relating to the fire. See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses decreased $0.1 million for the three months ended June 28, 2025 compared to the three months ended June 29, 2024, primarily due to lower professional services fees of $1.0 million, partially offset by higher compensation and benefits costs of $0.6 million.
CG&A expenses increased $2.6 million for the six months ended June 28, 2025 compared to the six months ended June 29, 2024, primarily due to higher compensation and benefits costs of $2.3 million and higher other corporate expenses of $1.3 million, partially offset by lower professional services fees of $0.9 million.
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, and inventory purchase accounting adjustments (“Adjusted EBITDA”) were $32.4 million and $30.0 million for the three months ended June 28, 2025 and June 29, 2024, respectively.
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
•Purchase accounting inventory step-ups may be useful to our investors as they do not necessarily reflect the current or on-going cash charges related to our core operating performance; and
•Gain on sale of property and other assets may be useful to our investors in evaluating our core operating performance.
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$12,553	$7,724	$23,064	$14,573
Interest expense	3,008	3,975	6,271	7,858
Income tax expense	3,356	2,225	6,159	4,115
Depreciation	3,991	4,038	8,268	8,054
Amortization	4,282	4,207	8,589	8,544
Stock-based compensation expense (1)	6,356	4,028	11,703	8,286
Restructuring charges (2)	608	2,111	1,034	3,481
Professional fees related to unsolicited non-binding acquisition offer	—	1,374	—	1,374
Inventory purchase accounting adjustments	—	291	—	1,082
Gain on sale of property and other assets	(1,746)	—	(1,746)	—
Adjusted EBITDA	$32,408	$29,973	$63,342	$57,367
Net income as a % of net revenues	6.2%	3.9%	5.8%	3.8%
Adjusted EBITDA as a % of net revenues	16.0%	15.2%	16.0%	14.8%
(1) The three and six months ended June 28, 2025 included $0.6 million and $1.4 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and six months ended June 29, 2024 included $0.5 million and $1.9 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and six months ended June 28, 2025 each included $0.2 million of stock-based compensation expense recorded as cost of sales. The three and six months ended June 29, 2024 each included $0.1 million of stock-based compensation expense recorded as cost of sales.
(2) Restructuring charges for the three and six months ended June 29, 2024 each included $0.9 million recorded as cost of sales.
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

The decrease in backlog was primarily in the military and space and commercial aerospace end-use markets. $714.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of June 28, 2025 and December 31, 2024:

	(Dollars in thousands)
	Change	June 28, 2025	December 31, 2024
Consolidated Ducommun
Military and space	$(32,205)	$592,580	$624,785
Commercial aerospace	(11,825)	404,080	415,905
Industrial	1,083	21,212	20,129
Total	$(42,947)	$1,017,872	$1,060,819
Electronic Systems
Military and space	$(24,627)	$434,919	$459,546
Commercial aerospace	449	76,740	76,291
Industrial	1,083	21,212	20,129
Total	$(23,095)	$532,871	$555,966
Structural Systems
Military and space	$(7,578)	$157,661	$165,239
Commercial aerospace	(12,274)	327,340	339,614
Total	$(19,852)	$485,001	$504,853

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	June 28,	December 31,
	2025	2024
Total debt, including long-term portion	$231.3	$243.2
Weighted-average interest rate on debt	6.11%	7.25%
Term Loan interest rate	5.78%	7.02%
Cash and cash equivalents	$37.1	$37.1
Unused Revolving Credit Facility	$199.8	$191.0
In July 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively, represent our new credit facilities (“2022 Credit Facilities”). In conjunction with the closing of the 2022 Credit Facilities, we utilized the entire $250.0 million of proceeds from the 2022 Term Loan plus our existing cash on hand to pay off our entire debt balance outstanding of $254.2 million under our prior credit facilities. At the same leverage ratio, the interest rate spread in the 2022 Credit Facilities is lower than the interest rate spread under our prior credit facilities. Interest payments are typically paid either on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. Further, the undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio, typically paid on a quarterly basis, on the last business day each quarter. However, the 2022 Revolving Credit Facility does not require any principal installment payments. As of June 28, 2025, we were in compliance with all covenants required under the 2022 Credit Facilities. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
For the three months ended June 28, 2025 and June 29, 2024, we made the required quarterly amortization payments on the 2022 Term Loan of $3.1 million and $1.6 million, respectively. For each of the six months ended June 28, 2025 and June 29, 2024, we made the required quarterly amortization payments on the 2022 Term Loan of $3.1 million. The required quarterly amortization payments due on March 31, 2025 and June 30, 2025 were in our second and third fiscal quarters of 2025, respectively. We made no voluntary prepayments on our term loans during each of the three and six months ended June 28, 2025 and June 29, 2024.
In April 2022, we approved and commenced a restructuring plan that will position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. As of June 28, 2025, we estimate the remaining amount of charges related to this initiative will be $0.5 million to $1.0 million of total pre-tax restructuring charges during 2025 for facility consolidation related expenses. The restructuring accrual for severance and benefits and other of $1.2 million as of June 28, 2025 are expected to be paid out during 2025. On an annualized basis, we anticipate these restructuring actions will result in total cost savings of $11.0 million to $13.0 million. See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
Cash Flow Summary
Net cash provided by operating activities for the six months ended June 28, 2025 was $23.2 million compared to $1.8 million for the six months ended June 29, 2024. The higher net cash provided by operating activities during the first six months of 2025 was mainly due to a smaller increase in contract assets, higher net income, and higher accounts payable, partially offset by higher accounts receivable.
Net cash used in investing activities was $7.0 million for the six months ended June 28, 2025, compared to $8.3 million in the six months ended June 29, 2024. The lower net cash used in investing activities during the first six months of 2025 was mainly due to proceeds from the sale of our Berryville, Arkansas facility. See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Net cash used in financing activities was $16.2 million for the six months ended June 28, 2025, compared to $7.0 million for the six months ended June 29, 2024. The higher net cash used in financing activities during the first six months of 2025 was mainly due to higher repayments on our revolving credit facility.
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
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended June 28, 2025.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At June 28, 2025, we had total borrowings of $231.3 million under our 2022 Credit Facilities.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2024 for a discussion of our risk factors. Other than the risk factor below, there have been no material changes during the three months ended June 28, 2025 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On August 6, 2025, the Board of Directors approved and adopted an updated and revised Code of Business Conduct and Ethics (the “Code”). This Code applies to all employees, officers, and directors of the Company and its subsidiaries.
The revisions reflect the Company’s commitment to honest and ethical conduct by, among other things, (i) designating a “Purpose” section, which outlines the Company’s unwavering commitment to moral integrity, (ii) updating the provisions related to bribery and corruption and fraudulent activity, (iii) adding detailed descriptions and guidelines to explain conflicts of interests and added a point of contact, (iv) reinforcing that all employees must comply with the Company’s Insider Trading Policy, and (v) describing “whistleblower” programs and other protected communications and adding reference to the Company’s Ethics Hotline number and internal audit department.
Additionally, the updated Code includes various clarifying, stylistic and non-substantive changes. The revisions do not materially alter the responsibilities and obligations outlined in the previous Code, nor do they imply any waiver of its provisions.

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

DUCOMMUN INCORPORATED
(Registrant)

Date: August 7, 2025	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Suman B. Mookerji
Suman B. Mookerji
Senior Vice President, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)