Form 10-Q
period 2025-09-27
DUCOMMUN INC /DE/
filed 2025-11-06
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2025, the registrant had 14,946,052 shares of common stock outstanding.

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
•risks associated with a prolonged U.S. federal government shutdown;
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
•we are and may continue to be subject to subrogation claims asserted by third-party insurers, including the carrier of the entity that provides the labor and facilities for our Guaymas performance center through an arbitration proceeding currently pending in Arizona with respect to the Guaymas performance center fire, which may become material;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	September 27, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$50,918	$37,139
Accounts receivable, net of allowance for credit losses of $2,039 and $2,630 at September 27, 2025 and December 31, 2024, respectively	111,269	109,716
Contract assets	248,402	200,584
Inventories	192,817	196,881
Production cost of contracts	5,685	6,802
Other current assets	72,259	16,959
Total Current Assets	681,350	568,081
Property and Equipment, Net of Accumulated Depreciation of $202,781 and $194,921 at September 27, 2025 and December 31, 2024, respectively	107,361	109,812
Operating Lease Right-of-Use Assets	42,173	28,611
Goodwill	244,600	244,600
Intangibles, Net	137,027	149,591
Deferred Income Taxes	18,172	2,239
Other Assets	17,887	23,167
Total Assets	$1,248,570	$1,126,101
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$85,281	$75,784
Contract liabilities	34,450	34,445
Accrued and other liabilities	194,227	44,214
Operating lease liabilities	7,796	8,531
Current portion of long-term debt	12,500	12,500
Total Current Liabilities	334,254	175,474
Long-Term Debt, Less Current Portion	215,046	229,830
Non-Current Operating Lease Liabilities	36,129	21,284
Other Long-Term Liabilities	14,096	16,983
Total Liabilities	599,525	443,571
Commitments and Contingencies (Notes 8, 10)
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 14,945,835 and 14,781,218 shares issued and outstanding at September 27, 2025 and December 31, 2024, respectively	149	148
Additional Paid-In Capital	229,980	217,523
Retained Earnings	412,093	453,475
Accumulated Other Comprehensive Income	6,823	11,384
Total Shareholders’ Equity	649,045	682,530
Total Liabilities and Shareholders’ Equity	$1,248,570	$1,126,101
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net Revenues	$212,558	$201,412	$608,932	$589,259
Cost of Sales	156,083	148,736	447,122	438,401
Gross Profit	56,475	52,676	161,810	150,858
Selling, General and Administrative Expenses	36,267	35,486	106,820	104,498
Restructuring Charges	583	1,924	1,617	4,548
Litigation Settlement and Related Costs, Net	99,675	—	99,675	—
Operating (Loss) Income	(80,050)	15,266	(46,302)	41,812
Interest Expense	(2,927)	(3,829)	(9,198)	(11,687)
Other Income	—	—	1,746	—
(Loss) Income Before Taxes	(82,977)	11,437	(53,754)	30,125
Income Tax (Benefit) Expense	(18,531)	1,289	(12,372)	5,404
Net (Loss) Income	$(64,446)	$10,148	$(41,382)	$24,721
(Loss) Earnings Per Share
Basic (loss) earnings per share	$(4.30)	$0.69	$(2.77)	$1.68
Diluted (loss) earnings per share	$(4.30)	$0.67	$(2.77)	$1.65
Weighted-Average Number of Common Shares Outstanding
Basic	14,978	14,806	14,925	14,758
Diluted	14,978	15,039	14,925	14,981
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net (Loss) Income	$(64,446)	$10,148	$(41,382)	$24,721
Other Comprehensive (Loss) Income, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $6 and $14 for the three months ended September 27, 2025 and September 28, 2024, respectively, and $19 and $43 for the nine months ended September 27, 2025 and September 28, 2024, respectively.	19	43	58	129
Change in net unrealized (losses) gains on cash flow hedges, net of tax (benefit) expense of $(203) and $(1,543) for the three months ended September 27, 2025 and September 28, 2024, respectively, and $(1,388) and $(806) for the nine months ended September 27, 2025 and September 28, 2024, respectively.	(687)	(5,060)	(4,619)	(2,648)
Other Comprehensive (Loss) Income, Net of Tax	(668)	(5,017)	(4,561)	(2,519)
Comprehensive (Loss) Income	$(65,114)	$5,131	$(45,943)	$22,202
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	14,600,766	$146	$206,197	$421,980	$7,771	$636,094
Net income	—	—	—	14,573	—	14,573
Other comprehensive income, net of tax	—	—	—	—	2,498	2,498
Employee stock purchase plan	28,773	—	1,190	—	—	1,190
Stock options exercised	11,947	—	415	—	—	415
Stock awards vested	210,159	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(104,724)	(1)	(5,288)	—	—	(5,289)
Stock-based compensation	—	—	6,418	—	—	6,418
Balance at June 29, 2024	14,746,921	147	208,930	436,553	10,269	655,899
Net income	—	—	—	10,148	—	10,148
Other comprehensive loss, net of tax	—	—	—	—	(5,017)	(5,017)
Employee stock purchase plan	26,447	—	1,132	—	—	1,132
Stock options exercised	8,933	—	358	—	—	358
Stock awards vested	2,205	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(7,879)	—	(508)	—	—	(508)
Stock-based compensation	—	—	3,560	—	—	3,560
Balance at September 28, 2024	14,776,627	$148	$213,471	$446,701	$5,252	$665,572

Balance at December 31, 2024	14,781,218	$148	$217,523	$453,475	$11,384	$682,530
Net income	—	—	—	23,064	—	23,064
Other comprehensive loss, net of tax	—	—	—	—	(3,893)	(3,893)
Employee stock purchase plan	24,412	1	1,293	—	—	1,294
Stock options exercised	6,610	—	270	—	—	270
Stock awards vested	202,881	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(92,324)	(2)	(5,643)	—	—	(5,645)
Stock-based compensation	—	—	10,211	—	—	10,211
Balance at June 28, 2025	14,922,797	149	223,652	476,539	7,491	707,831
Net loss	—	—	—	(64,446)	—	(64,446)
Other comprehensive loss, net of tax	—	—	—	—	(668)	(668)
Employee stock purchase plan	20,447	—	1,188	—	—	1,188
Stock options exercised	1,400	—	54	—	—	54
Stock awards vested	3,356	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(2,165)	(1)	(191)	—	—	(192)
Stock-based compensation	—	—	5,278	—	—	5,278
Balance at September 27, 2025	14,945,835	$149	$229,980	$412,093	$6,823	$649,045
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash Flows from Operating Activities
Net (Loss) Income	$(41,382)	$24,721
Adjustments to Reconcile Net (Loss) Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	25,195	25,129
Non-cash operating lease cost	6,631	6,329
Stock-based compensation expense	17,511	12,753
Deferred income taxes	(14,563)	(7,972)
Provision for credit losses	10	675
Gain on sale of property and other assets	(1,746)	—
Litigation settlement and related costs, net	97,667	—
Other	909	190
Changes in Assets and Liabilities:
Accounts receivable	(1,563)	(3,713)
Contract assets	(47,818)	(43,748)
Inventories	4,064	13,428
Production cost of contracts	790	1,902
Other assets	(67)	4,129
Accounts payable	10,011	3,298
Contract liabilities	5	(16,617)
Operating lease liabilities	(5,888)	(6,300)
Accrued and other liabilities	(8,484)	1,552
Net Cash Provided by Operating Activities	41,282	15,756
Cash Flows from Investing Activities
Purchases of property and equipment	(11,172)	(10,280)
Proceeds from sale of property and other assets	1,979	—
Proceeds from sale of assets	138	—
Net Cash Used in Investing Activities	(9,055)	(10,280)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	25,000	20,000
Repayments of senior secured revolving credit facility	(33,800)	(25,000)
Repayments of term loan	(6,250)	(3,125)
Repayments of other debt	(279)	(246)
Net cash paid upon issuance of common stock under stock plans	(3,119)	(2,702)
Net Cash Used in Financing Activities	(18,448)	(11,073)
Net Increase (Decrease) in Cash and Cash Equivalents	13,779	(5,597)
Cash and Cash Equivalents at Beginning of Period	37,139	42,863
Cash and Cash Equivalents at End of Period	$50,918	$37,266
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
In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state our condensed consolidated financial position, statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Form 10-Q. The results of operations for the three and nine months ended September 27, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
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
Subsequent Event
Subsequent to our three months ended September 27, 2025, on October 3, 2025, we entered into a binding settlement term sheet (the “Term Sheet”) to resolve the previously disclosed Guaymas fire litigation against us. The Term Sheet provides for, among other things, the final dismissal of the Guaymas fire litigation against us with prejudice and a release of claims against us in exchange for us issuing a payment of $150.0 million, $56.0 million of which is expected to be funded by our insurance carriers. In addition, on October 9, 2025, we also settled an ancillary subrogation claim related to the fire for $1.4 million. We recorded the aggregate total litigation settlement costs of $151.4 million, which is included as part of the operating loss, and the related accrual which is included as part of accrued and other liabilities during the three months ended September 27, 2025 as such conditions existed as of the end of our fiscal third quarter. In addition, we recorded an insurance recovery receivable of

$56.0 million related to the Guaymas fire litigation, which is included as other current assets on our condensed consolidated balance sheets, as it is probable of collection based on the terms of the applicable insurance policies and the settlement agreement and communications with our insurance carriers. The litigation settlement costs in our condensed consolidated statements of operations are shown net of this insurance receivable. See Note 10.
Sale of Property
In June 2025, we sold our Berryville, Arkansas facility (consisted of land, building, and building improvements) (“Berryville Property”) for $2.0 million, which was part of our Electronic Systems segment. This asset group was classified as assets held for sale as part of other current assets at the end of the first quarter of 2025, which is the quarter when manufacturing activities had ceased and the asset was ready for sale. The total carrying value of the land, building, and building improvements was $0.8 million, and thus, we recognized a gain of $1.2 million. See Note 2.
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
Supplemental Cash Flow Information

	(Dollars in thousands)
	Nine Months Ended
	September 27, 2025	September 28, 2024
Interest paid, net	$6,728	$9,452
Taxes paid, net	$2,096	$8,194
Non-cash activities:
Purchases of property and equipment not paid	$573	$674
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

The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net (loss) income	$(64,446)	$10,148	$(41,382)	$24,721
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	14,978	14,806	14,925	14,758
Dilutive potential common shares	—	233	—	223
Diluted weighted-average common shares outstanding	14,978	15,039	14,925	14,981
(Loss) earnings per share
Basic	$(4.30)	$0.69	$(2.77)	$1.68
Diluted	$(4.30)	$0.67	$(2.77)	$1.65
Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Stock options and stock units	385	2	344	50
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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended September 27, 2025.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments purchased with original maturities of three months or less. These assets are valued at cost, which approximates fair value, and we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements with an aggregate notional amount of $150.0 million, all with an effective date of January 2024 (“Forward Interest Rate Swaps”), to manage our exposure to interest rate movements on a portion of our debt. At the time we entered into the Forward Interest Rate Swaps, there was a high probability of forecasted interest payments on our debts occurring and the swaps were highly effective in offsetting those interest payments; therefore, we elected to apply cash flow hedge accounting. In July 2022, as a result of refinancing all our existing debt, which allowed borrowing based on a Secured Overnight Financing Rate (“SOFR”), we were required to complete an amendment of the Forward Interest Rate Swaps from One Month London Interbank Offered Rate (“LIBOR”) to One Month Term SOFR (“Amended Forward Interest Rate Swaps”), which occurred on the same day. After the transition of the Forward Interest Rate Swaps and debt to SOFR was completed, we determined the hedging relationships were still highly effective as of the amendment date. See Note 3 and Note 7. As of September 27, 2025, all of our derivative instruments were designated as cash flow hedges.

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
We manufacture most products to customer specifications, and the product cannot be easily modified for another customer. As such, these products are deemed to have no alternative use once we have allocated the raw materials to a customer order. In the event the customer invokes a termination for convenience clause, we would be entitled to costs incurred to date plus a reasonable profit. Contract costs typically include labor, materials, overhead, and when applicable, subcontractor costs. For most of our products, we are building assets with no alternative use and have enforceable right to payment, and thus, we recognize revenue using the over time method.

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
Net cumulative (unfavorable) favorable catch-up adjustments to contracts had the following impact on our operating results:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Total net revenues	$(515)	$(1,054)	$(640)	$(2,602)
Operating income	$(515)	$(1,054)	$(640)	$(2,602)

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
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the condensed consolidated balance sheets. As of September 27, 2025 and December 31, 2024, the provision for estimated losses on contracts were $4.9 million and $4.7 million, respectively. It is reasonably possible we may incur additional losses in the future.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of September 27, 2025 and December 31, 2024, production cost of contracts were $5.7 million and $6.8 million, respectively.
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

Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	September 27, 2025	December 31, 2024
Contract assets	$248,402	$200,584
Contract liabilities	$34,450	$34,445
The increase in our contract assets as of September 27, 2025 compared to December 31, 2024 was primarily due to a net increase of products in work in process in the current period.
The increase in our contract liabilities as of September 27, 2025 compared to December 31, 2024 was primarily due to a net increase of advance or progress payments received from our customers in the current period. We recognized $20.0 million of the contract liabilities as of December 31, 2024 as revenues during the nine months ended September 27, 2025.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of September 27, 2025 totaled $1,031.2 million. Of the remaining performance obligations as of September 27, 2025, we anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2026 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Consolidated Ducommun
Military and space	$125,569	$111,402	$356,141	$310,869
Commercial aerospace	76,539	84,626	225,914	251,186
Industrial	10,450	5,384	26,877	27,204
Total	$212,558	$201,412	$608,932	$589,259

Electronic Systems
Military and space	$93,639	$85,433	$262,201	$227,925
Commercial aerospace	18,993	24,595	53,978	69,262
Industrial	10,450	5,384	26,877	27,204
Total	$123,082	$115,412	$343,056	$324,391

Structural Systems
Military and space	$31,930	$25,969	$93,940	$82,944
Commercial aerospace	57,546	60,031	171,936	181,924
Total	$89,476	$86,000	$265,876	$264,868
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
Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which removes all references to prescriptive and sequential software development stages. Therefore, an entity is required to start capitalizing software costs when i) management has authorized and committed to funding the software project, and ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new guidance is effective for fiscal years beginning after December 15, 2027, which is our annual period beginning January 1, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. We are evaluating the impact of this standard.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient on assessing credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The new guidance is effective for fiscal years beginning after December 15, 2025, which is our annual period beginning January 1, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. We are evaluating the impact of this standard.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The new guidance is effective for fiscal years beginning after December 15, 2026, which is our annual period beginning January 1, 2027, and interim reporting periods beginning after December 15, 2027, which will be our interim period beginning January 1, 2028. Early adoption is permitted. The amendments in ASU 2024-03 should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date, or (2) retrospectively to any or all prior periods presented in the financial statements. We are evaluating the impact of this standard.
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

Note 2. Restructuring Activities
Summary of 2022 Restructuring Plan
In April 2022, management approved and commenced a restructuring plan that is intended to better position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. During the three and nine months ended September 27, 2025, we recorded total charges, net of $0.6 million and $1.6 million, respectively. Cumulative through the nine months ended September 27, 2025, we recorded aggregate total charges of $30.8 million ($2.1 million of which was recorded as cost of sales). As of September 27, 2025, we estimate the remaining amount of charges related to this initiative will be $0.5 million of total pre-tax restructuring charges during 2025 for facility consolidation related expenses.
In the Electronics Systems segment, we recorded less than $0.1 million of other restructuring charges during the three months ended September 27, 2025. We recorded $0.1 million each for severance and benefits that were classified as restructuring charges and other restructuring charges during the nine months ended September 27, 2025. Cumulative through the nine months ended September 27, 2025, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $9.6 million, $0.3 million, $0.3 million, and $0.3 million, respectively.
In the Structural Systems segment, we recorded charges of $0.6 million during the three months ended September 27, 2025 for other restructuring charges. We recorded (credits) charges of ($0.2) million and $1.6 million during the nine months ended September 27, 2025 for severance and benefits that were classified as restructuring charges and other restructuring charges, respectively. Cumulative through the nine months ended September 27, 2025, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment/impairment of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $7.4 million, $2.0 million, $1.8 million, and $9.0 million, respectively.
Our restructuring activities during the nine months ended September 27, 2025 were as follows (in thousands):

	December 31, 2024	Nine Months Ended September 27, 2025				September 27, 2025
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$1,543	$127	$(867)	$—	$(212)	$591
Other	389	1,701	(1,701)	—	—	389
Ending balance	$1,932	$1,828	$(2,568)	$—	$(212)	$980
The restructuring activities accrual for severance and benefits and other of $1.0 million as of September 27, 2025 was included as part of accrued and other liabilities and is expected to be paid out during 2025.

Note 3. Derivative Financial Instruments

Cash Flow Hedges

Our cash flow hedges consist of forward interest rate swaps to manage our exposure to interest rate movements on a portion of our debt through January 1, 2031. Our forward interest rate swaps hedge forecasted transactions through January 1, 2031.

The notional amounts of derivative instruments are as follows:

	(Dollars in thousands)
	September 27, 2025	December 31, 2024
Derivative instruments designated as hedging instruments:
Interest rate contracts	$150,000	$150,000

The following table summarizes the fair value and presentation on the condensed consolidated balance sheets for derivative instruments:

		(Dollars in thousands)
	Balance Sheet Location	September 27, 2025	December 31, 2024
Derivative instruments designated as hedging instruments:
Interest rate contracts	Other assets, current	$2,897	$3,576
	Other assets	9,202	14,606

Accumulated other comprehensive income activities during the nine months ended September 27, 2025 were as follows (in thousands):

	December 31, 2024	Nine Months Ended September 27, 2025		September 27, 2025
	Balance	Changes in Fair Value Recognized	Reclassifications to Income Statement	Balance
Cash flow hedges, before tax totals	$17,831	$(3,102)	$(2,905)	$11,824

Unrealized (losses) gains associated with our hedging transactions recognized in other comprehensive income are presented in the following table:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Change in Other Comprehensive Income:
Interest rate contracts	$(687)	$(5,060)	$(4,619)	$(2,648)

We began reclassifying gains/losses associated with our cash flow hedges from accumulated other comprehensive income to the condensed statements of income when the Forward Interest Rate Swaps became effective as of January 1, 2024. We reclassify amounts to income as the hedged item impacts earnings and those amounts are presented in the following table:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest rate contracts:
Interest expense	$979	$1,350	$2,905	$4,048

The pre-tax deferred gains recorded in other comprehensive income that will mature in the next 12 months total $2.8 million.

Note 4. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	September 27, 2025	December 31, 2024
Raw materials and supplies	$162,822	$158,865
Work in process	24,594	32,082
Finished goods	5,401	5,934
Total	$192,817	$196,881

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
No material adverse factors/changes have occurred since the fourth quarter of 2024 that would require us to perform another qualitative or quantitative assessment as of our quarter ended September 27, 2025. As such, for the third quarter of 2025, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$127,165	$326,322
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2024	$117,435	$127,165	$244,600
Balance at September 27, 2025	$117,435	$127,165	$244,600

Note 6. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	September 27, 2025	December 31, 2024
Accrued compensation	$31,252	$35,915
Accrued income tax and sales tax	298	669
Accrued litigation settlement costs	151,350	—
Other	11,327	7,630
Total	$194,227	$44,214

Note 7. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	September 27, 2025	December 31, 2024
Term loan	$228,125	$234,375
Revolving credit facility	—	8,800
Total debt	228,125	243,175
Less current portion	(12,500)	(12,500)
Total long-term debt, less current portion	215,625	230,675
Less debt issuance costs - term loan	(579)	(845)
Total long-term debt, net of debt issuance costs - term loan	$215,046	$229,830
Debt issuance costs - revolving credit facility (1)	$881	$1,258
Weighted-average interest rate	6.11%	7.25%
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
For the three months ended September 27, 2025 and September 28, 2024, we made the required quarterly amortization payments on the 2022 Term Loan of $3.1 million that was due on June 30, 2025 and zero, respectively. For the nine months ended September 27, 2025 and September 28, 2024, we made the required quarterly amortization payments on the 2022 Term Loan of $6.3 million and $3.1 million, respectively. The required quarterly amortization payments due on March 31, 2025, June 30, 2025, and September 30, 2025 were in our fiscal second, third, and fourth quarters of 2025, respectively. The required quarterly amortization payment due on September 30, 2024 was in our fiscal fourth quarter of 2024.
As of September 27, 2025, we had $199.8 million of unused borrowing capacity under the 2022 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
As of September 27, 2025, we were in compliance with all covenants required under the 2022 Credit Facilities.
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
We recorded an income tax benefit of $18.5 million for the three months ended September 27, 2025 compared to income tax expense of $1.3 million for the three months ended September 28, 2024. The change to income tax benefit from income tax expense for the third quarter of 2025 compared to the third quarter of 2024 was primarily due to pre-tax loss, driven by litigation settlement and related costs, net of insurance recovery, in the third quarter of 2025 compared to pre-tax income in the third quarter of 2024. We recorded a discrete income tax benefit of $23.0 million related to the litigation settlement and related costs, net of insurance recovery, for the third quarter of 2025.
We recorded an income tax benefit of $12.4 million for the nine months ended September 27, 2025 compared to income tax expense of $5.4 million for the nine months ended September 28, 2024. The change to income tax benefit from income tax expense for the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024 was primarily due to pre-tax loss, driven by litigation settlement and related costs, net of insurance recovery, in the nine months ended September 27, 2025 compared to pre-tax income in the nine months ended September 28, 2024. We recorded a discrete income tax benefit of $23.0 million related to the litigation settlement and related costs, net of insurance recovery, for the nine months ended September 27, 2025.

The pre-tax loss in the three and nine months ended September 27, 2025 resulted in the recognition of a deferred tax asset for the benefit of the net operating loss carryforward to be recognized in future years. Based on our expectation of future taxable income, we expect to realize the deferred tax asset and did not record a valuation allowance against it.
Our total amount of unrecognized tax benefits was $5.0 million and $4.5 million as of September 27, 2025 and December 31, 2024, respectively. If recognized, $3.1 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of September 27, 2025 and December 31, 2024 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2025, we expect decreases to our unrecognized tax benefits of approximately $0.5 million in the next twelve months.
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
One July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”). Amongst other things, the OBBBA provides for several corporate tax provision changes including restoring the full expensing of qualified property placed in service after January 19, 2025, reinstating the immediate expensing of U.S. research and development expenditures paid or incurred for tax years beginning after December 31, 2024, and changes in the computations of U.S. taxation on international earnings for tax years beginning after December 31, 2025. We completed the initial assessment of the OBBBA corporate tax provisions as they relate to our financial statements in the third quarter of 2025. The enactment of the OBBBA did not have a material impact to our effective tax rate for the three and nine months ended September 27, 2025. However, we expect the OBBBA to decrease our cash tax liability for 2025.

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
Guaymas Fire Litigation. A neighboring, non-related manufacturing facility also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center, and in November 2023, the occupant of the neighboring facility filed suit against us in U.S. District Court for the Central District of California (the “District Court”) seeking unspecified amounts for damages relating to the fire (“Guaymas Fire Litigation”). Subsequent to our quarter ended September 27, 2025, on October 3, 2025, we entered into a binding settlement term sheet (the “Term Sheet”) to resolve the Guaymas Fire Litigation against us. The Term Sheet provides for, among other things, the final dismissal of the Guaymas Fire Litigation against us with prejudice and a release of claims against us in exchange for us issuing a payment of $150.0 million, $56.0 million of which is expected to be funded by our insurance carriers. The Term Sheet also includes a mutual release of all the plaintiff’s past, present, and future claims arising from the fire and an indemnification in favor of us from any future subrogation claims that may be brought by the plaintiff’s insurers. Thereafter, on October 17, 2025, we entered into a settlement agreement that memorialized the terms set forth in, and superseded the Term Sheet.
We recorded the litigation settlement costs of $150.0 million, which is included as part of the operating loss, and the related accrual which is included as part of accrued and other liabilities during the three months ended September 27, 2025 as such conditions existed as of the end of our fiscal third quarter. In addition, we recorded an insurance receivable of $56.0 million related to the Guaymas Fire Litigation and included as other current assets and on the same line as the litigation settlement costs as the determination that the insurance recovery receivable was probable of collection was based on the terms of the applicable insurance policies, settlement agreement, and communications with our insurance carriers.
Subrogation Claims. Subsequent to our quarter ended September 27, 2025, on October 9, 2025, we also settled an ancillary subrogation claim for $1.4 million. We recorded the litigation settlement costs of $1.4 million, which is included as part of the operating loss, and the related accrual which is included as part of accrued and other liabilities during the three months ended September 27, 2025 as such conditions existed as of the end of our fiscal third quarter. Thereafter, on October 24, 2025, we entered into a settlement agreement that memorialized the terms agreed to on October 9, 2025. Further, in connection with the

Guaymas Fire Litigation, in July 2024, we received a subrogation demand from our landlord’s insurer. This claim is going through an arbitration proceeding currently in Arizona for which we believe we have favorable arguments to successfully defend against the claim. It is possible that we may face additional subrogation claims associated with the Guaymas Fire Litigation in the future.
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
California’s Wage and Hour Laws Complaint
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Bernardino. We received service of process of this complaint in January 2021. The complaint alleged violations of California’s wage and hour laws relating to our current and former employees and sought attorney’s fees and penalties. We vigorously refuted and defended these claims and reached a tentative settlement of $0.8 million during the fourth quarter 2021, which was subject to court approval. Thus, we recorded accrued liabilities of $0.8 million as of December 31, 2021. During the second quarter of 2022, additional factual information was identified resulting in an increase in the amount of the tentative settlement to $0.9 million. Therefore, we recorded an additional accrued liabilities of $0.1 million for a total accrued liabilities amount of $0.9 million as of the end of the second quarter of 2022, which amount remained unchanged as of December 31, 2022 as we were awaiting final court approval of this settlement. Subsequent to final court approval and payment of the $0.9 million in January 2023, during the third quarter of 2023 and upon plaintiff’s motion, the court re-opened the settlement agreement to determine whether the class list captured all affected employees. While we appealed that determination, the appellate court upheld the trial court’s decision, and the case was returned to the trial court for the parties to re-examine the class list. Subsequent to our quarter ended June 28, 2025, and as a result of the re-examination of the class list, additional affected employees were identified and a tentative settlement was reached that will result in an additional net payment of $0.3 million, subject to court approval and which is estimated to be payable in late 2025 or early 2026. Thus, we recorded accrued liabilities of $0.3 million during the second quarter of 2025.
Groundwater
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for the estimated liability for such investigation and corrective action of $1.5 million at both September 27, 2025 and December 31, 2024, which is reflected in other long-term liabilities on our condensed consolidated balance sheets.
Waste Disposal
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill, which had a balance of $0.4 million as of both September 27, 2025 and December 31, 2024, which is reflected in other long-term liabilities on our condensed consolidated balance sheets. We anticipate an updated estimate will be available over the next 12 to 24 months however, and will update our accrual for the estimated liability at that time, if needed. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities related to a final remedy, and the allocation of liability among potentially responsible parties.
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
Financial information by reportable segment was as follows:

	(Dollars in thousands) Three Months Ended						(Dollars in thousands) Nine Months Ended
	September 27, 2025			September 28, 2024			September 27, 2025			September 28, 2024
	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems (1)	Total	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems (1)	Total
Consolidated Net Revenues	$123,082	$89,476	$212,558	$115,412	$86,000	$201,412	$343,056	$265,876	$608,932	$324,391	$264,868	$589,259
Less: Significant Expenses
Cost of sales	90,477	65,606		84,468	64,268		248,972	198,150		235,827	201,719
Selling, general and administrative expenses	11,436	11,431		11,943	11,610		33,630	34,507		33,317	36,590
Restructuring charges	71	512		91	1,833		242	1,375		562	4,843
Segment Operating Income	$21,098	$11,927	33,025	$18,910	$8,289	27,199	$60,212	$31,844	92,056	$54,685	$21,716	76,401

Reconciliation of Profit or Loss (Segment Operating Income)
Unallocated Amounts:
Corporate general and administrative expenses (2)			(113,075)			(11,933)			(138,358)			(34,589)
Operating (Loss) Income			(80,050)			15,266			(46,302)			41,812
Interest Expense			(2,927)			(3,829)			(9,198)			(11,687)
Other Income			—			—			1,746			—
(Loss) Income Before Taxes			$(82,977)			$11,437			$(53,754)			$30,125
(1) Structural Systems restructuring charges for the three and nine months ended September 28, 2024 included zero and $0.9 million, respectively, recorded as cost of sales.
(2) Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Additional financial information by reportable segment was as follows:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Depreciation and Amortization Expenses
Electronic Systems	$3,553	$3,575	$10,694	$10,869
Structural Systems	4,670	4,849	14,182	14,058
Corporate Administration	115	107	319	202
Total Depreciation and Amortization Expenses	$8,338	$8,531	$25,195	$25,129
Capital Expenditures
Electronic Systems	$1,216	$1,011	$4,264	$2,950
Structural Systems	1,029	1,295	6,272	4,172
Corporate Administration	109	—	122	3,024
Total Capital Expenditures	$2,354	$2,306	$10,658	$10,146

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets:

	(Dollars in thousands)
	September 27, 2025	December 31, 2024
Total Assets
Electronic Systems	$551,863	$507,428
Structural Systems	547,176	551,213
Corporate Administration	149,531	67,460
Total Assets	$1,248,570	$1,126,101
Goodwill and Intangibles
Electronic Systems	$156,960	$163,926
Structural Systems	224,667	230,265
Total Goodwill and Intangibles	$381,627	$394,191

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
The Boeing Company
The Boeing Company (“Boeing”) is one of our largest customers and was notified by the Federal Aviation Administration (“FAA”) in early January 2024 that the FAA had initiated an investigation into Boeing’s quality control system. This notification was followed by the FAA announcing actions to increase its oversight of Boeing as well as not approving production rate increases or additional production lines for the 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. In addition, in July 2024, Boeing also pleaded guilty to conspiracy fraud charges, which may result in additional external oversight on its manufacturing and quality control process. As discussed further below under “U.S. Government Tariffs,” during the second quarter of 2025, the United States adjusted various tariff rates, including on aluminum and steel imports, and announced broad reciprocal tariffs on imports from all countries. The United States has asserted that reciprocal tariff rates for many trade partners could increase from the 10% baseline tariff on August 1, 2025, unless agreements are reached. In Boeing’s Q2 2025 Quarterly Report on Form 10-Q, it stated that collectively, these tariffs and any retaliatory actions taken by countries in response to the United States tariffs could have a material impact on Boeing’s financial position, results of operations and/or cash flows. Recently, Boeing announced the FAA has cleared Boeing’s plan to raise 737 MAX production from 38 airplanes to 42 airplanes per month. Since Boeing is one of our largest customers, if Boeing is unable to meet the full compliance of the Federal Aviation Administration’s required quality control procedures, along with the tariffs (already imposed or will be imposed), it could have a material adverse impact on our business, results of operations and financial condition.
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
U.S. Government Budget
On October 1, 2025, Congress failed to reach an agreement on funding the federal government, resulting in a shutdown until an agreement is reached. This has resulted in the disruption of non-essential government services, with over hundreds of thousands of federal employees being furloughed or working without pay. While the impact of the shutdown on Ducommun will ultimately depend on the duration of the shutdown and outcome of the finalized agreement, Ducommun currently does not expect that the shutdown will materially impact our business or results of operations. However, should the shutdown continue for an extended period of time, it could materially impact our business or results of operations.

U.S. Taxation Legislation
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
Guaymas Fire - Developments
On October 3, 2025, we entered in a binding settlement term sheet (the “Term Sheet”) to resolve the Guaymas fire litigation against us (the “Guaymas Fire Litigation”), and subsequently, on October 17, 2025, we entered into a settlement agreement that memorialized the terms set forth in, and superseded the Term Sheet.
On October 9, 2025, we also settled an ancillary subrogation claim for $1.4 million. See Note 1 and Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Third quarter 2025 recap:
•Net revenues of $212.6 million
•Net loss of $64.4 million, or 30.3% of net revenues, or $4.30 per share
•Adjusted EBITDA of $34.4 million, or 16.2% of net revenues

Results of Operations
Third Quarter of 2025 Compared to Third Quarter of 2024
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended				(Dollars in thousands, except per share data) Nine Months Ended
	September 27, 2025	% of Net Revenues	September 28, 2024	% of Net Revenues	September 27, 2025	% of Net Revenues	September 28, 2024	% of Net Revenues
Net Revenues	$212,558	100.0%	$201,412	100.0%	$608,932	100.0%	$589,259	100.0%
Cost of Sales	156,083	73.4%	148,736	73.8%	447,122	73.4%	438,401	74.4%
Gross Profit	56,475	26.6%	52,676	26.2%	161,810	26.6%	150,858	25.6%
Selling, General and Administrative Expenses	36,267	17.1%	35,486	17.6%	106,820	17.5%	104,498	17.7%
Restructuring Charges	583	0.3%	1,924	1.0%	1,617	0.3%	4,548	0.8%
Litigation Settlement and Related Costs, Net	99,675	46.9%	—	—%	99,675	16.4%	—	—%
Operating (Loss) Income	(80,050)	(37.7)%	15,266	7.6%	(46,302)	(7.6)%	41,812	7.1%
Interest Expense	(2,927)	(1.3)%	(3,829)	(1.9)%	(9,198)	(1.5)%	(11,687)	(2.0)%
Other Income	—	—%	—	—%	1,746	0.3%	—	—%
(Loss) Income Before Taxes	(82,977)	(39.0)%	11,437	5.7%	(53,754)	(8.8)%	30,125	5.1%
Income Tax (Benefit) Expense	(18,531)	nm	1,289	nm	(12,372)	nm	5,404	nm
Net (Loss) Income	$(64,446)	(30.3)%	$10,148	5.0%	$(41,382)	(6.8)%	$24,721	4.2%

Effective Tax (Benefit) Rate	(22.3)%	nm	11.3%	nm	(23.0)%	nm	17.9%	nm
Diluted (Loss) Earnings Per Share	$(4.30)	nm	$0.67	nm	$(2.77)	nm	$1.65	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three and nine months ended September 27, 2025 and September 28, 2024, respectively, were as follows:

	Three Months Ended					Nine Months Ended
		(Dollars in thousands)		% of Net Revenues			(Dollars in thousands)		% of Net Revenues
	Change	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	Change	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Consolidated Ducommun
Military and space	$14,167	$125,569	$111,402	59.1%	55.3%	$45,272	$356,141	$310,869	58.5%	52.8%
Commercial aerospace	(8,087)	76,539	84,626	36.0%	42.0%	(25,272)	225,914	251,186	37.1%	42.6%
Industrial	5,066	10,450	5,384	4.9%	2.7%	(327)	26,877	27,204	4.4%	4.6%
Total	$11,146	$212,558	$201,412	100.0%	100.0%	$19,673	$608,932	$589,259	100.0%	100.0%

Electronic Systems
Military and space	$8,206	$93,639	$85,433	76.1%	74.0%	$34,276	$262,201	$227,925	76.5%	70.3%
Commercial aerospace	(5,602)	18,993	24,595	15.4%	21.3%	(15,284)	53,978	69,262	15.7%	21.3%
Industrial	5,066	10,450	5,384	8.5%	4.7%	(327)	26,877	27,204	7.8%	8.4%
Total	$7,670	$123,082	$115,412	100.0%	100.0%	$18,665	$343,056	$324,391	100.0%	100.0%

Structural Systems
Military and space	$5,961	$31,930	$25,969	35.7%	30.2%	$10,996	$93,940	$82,944	35.3%	31.3%
Commercial aerospace	(2,485)	57,546	60,031	64.3%	69.8%	(9,988)	171,936	181,924	64.7%	68.7%
Total	$3,476	$89,476	$86,000	100.0%	100.0%	$1,008	$265,876	$264,868	100.0%	100.0%
Net revenues for the three months ended September 27, 2025 were $212.6 million, compared to $201.4 million for the three months ended September 28, 2024. The year-over-year increase in our key end-use markets were primarily due to the following:
•$14.2 million higher revenues in our military and space end-use markets due to higher rates on selected missiles, fixed-wing aircraft, rotary-wing aircraft, and ground vehicle weapon platforms; partially offset by
•$8.1 million lower revenues in our commercial aerospace end-use markets due to lower rates on business jet aircraft and large aircraft platforms.
In addition, revenues for our industrial end-use markets for the three months ended September 27, 2025 increased $5.1 million compared to the three months ended September 28, 2024, mainly due to restocking and last time buys.
Net revenues for the nine months ended September 27, 2025 were $608.9 million, compared to $589.3 million for the nine months ended September 28, 2024. The year-over-year increase in our key end-use markets were primarily due to the following:
•$45.3 million higher revenues in our military and space end-use markets due to higher rates on selected missile, rotary-wing aircraft, a classified program, radar, and ground vehicle weapon platforms; partially offset by
•$25.3 million lower revenues in our commercial aerospace end-use markets due to lower revenues from Boeing 737 MAX and in-flight entertainment products, and lower rates on rotary-wing aircraft platforms.
In addition, revenues for our industrial end-use markets for the nine months ended September 27, 2025 decreased $0.3 million compared to the nine months ended September 28, 2024, mainly due to our selective pruning of non-core business.

Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Boeing Company	8.8%	5.1%	7.9%	8.0%
Lockheed Martin Corporation	3.6%	5.1%	4.7%	5.2%
Northrop Grumman Corporation	6.0%	8.8%	5.8%	6.3%
RTX Corporation	21.4%	20.6%	19.9%	17.3%
Spirit AeroSystems Holdings, Inc.	4.6%	5.7%	5.9%	6.1%
Total top ten customers (1)	61.6%	64.0%	61.0%	58.9%
(1)Includes The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), RTX Corporation (“RTX”), and Spirit AeroSystems Holdings, Inc. (“Spirit”) for the three and nine months ended September 27, 2025 and September 28, 2024.
Boeing, Lockheed, Northrop, RTX, and Spirit represented the following percentages of total accounts receivable:

	September 27, 2025	December 31, 2024
Boeing	7.2%	8.0%
Lockheed	2.7%	1.9%
Northrop	7.3%	2.7%
RTX	11.8%	15.6%
Spirit	7.0%	4.4%
The net revenues and accounts receivable from Boeing, Lockheed, Northrop, RTX, and Spirit were diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues increased year-over-year with the three months ended September 27, 2025 of 26.6%, compared to the three months ended September 28, 2024 of 26.2% primarily due to lower other manufacturing costs and lower restructuring charges as a result of nearing the completion of the wind down of our Monrovia performance center, partially offset by unfavorable product mix.
Gross profit as a percentage of net revenues increased year-over-year with the nine months ended September 27, 2025 of 26.6%, compared to the nine months ended September 28, 2024 of 25.6% primarily due to lower other manufacturing costs, lower restructuring charges as a result of nearing the completion of the wind down of our Monrovia performance center, and favorable product mix.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $0.8 million year-over-year in the three months ended September 27, 2025 compared to the three months ended September 28, 2024, primarily due to higher compensation and benefit costs of $1.0 million and higher other SG&A expenses of $0.9 million, partially offset by lower professional services fees of $1.1 million.
SG&A expenses increased $2.3 million year-over-year in the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024, primarily due to higher compensation and benefits expense of $3.0 million and other SG&A expenses of $0.7 million, partially offset by lower professional services fees of $1.4 million.
Restructuring Charges
Restructuring charges decreased $1.3 million and $3.8 million (including $0.9 million recorded as cost of sales during the nine months ended September 28, 2024) year-over-year in the three and nine months ended September 27, 2025, compared to the three and nine months ended September 28, 2024, respectively, primarily due to the winding down of the previously disclosed restructuring plan that was approved and commenced in April 2022. See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.

Litigation Settlement and Related Costs, Net
Litigation settlement and related costs, net, increased $99.7 million year-over-year in each of the three and nine months ended September 27, 2025, compared to each of the three and nine months ended September 28, 2024, due to the binding settlement agreement to resolve the Guaymas Fire Litigation against us as well as settling an ancillary subrogation claim which occurred subsequent to our quarter ended September 27, 2025. See Note 1 and Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Interest Expense
Interest expense decreased $0.9 million and $2.5 million year-over-year in the three and nine months ended September 27, 2025, compared to the three and nine months ended September 28, 2024, respectively, primarily due to lower interest rates along with a lower debt balance.
Income Tax (Benefit) Expense
We recorded an income tax benefit of $18.5 million for the three months ended September 27, 2025 compared to income tax expense of $1.3 million for the three months ended September 28, 2024. The change to income tax benefit from income tax expense for the third quarter of 2025 compared to the third quarter of 2024 was primarily due to pre-tax loss, driven by litigation settlement and related costs, net of insurance recovery, in the third quarter of 2025 compared to pre-tax income in the third quarter of 2024. We recorded a discrete income tax benefit of $23.0 million related to litigation settlement and related costs, net of insurance recovery, for the third quarter of 2025.
We recorded an income tax benefit of $12.4 million for the nine months ended September 27, 2025 compared to income tax expense of $5.4 million for the nine months ended September 28, 2024. The change to income tax benefit from income tax expense for the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024 was primarily due to pre-tax loss, driven by litigation settlement and related costs, net of insurance recovery, in the nine months ended September 27, 2025 compared to pre-tax income in the nine months ended September 28, 2024. We recorded a discrete income tax benefit of $23.0 million related to litigation settlement and related costs, net of insurance recovery, for the nine months ended September 27, 2025.
The pre-tax loss in the three and nine months ended September 27, 2025 resulted in the recognition of a deferred tax asset for the benefit of the net operating loss carryforward to be recognized in future years. Based on our expectation of future taxable income, we expect to realize the deferred tax asset and did not record a valuation allowance against it.
Our total amount of unrecognized tax benefits was $5.0 million and $4.5 million as of September 27, 2025 and December 31, 2024, respectively. If recognized, $3.1 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of September 27, 2025 and December 31, 2024 were not significant. As a result of statute of limitations set to expire in the fourth quarter of 2025, we expect decreases to our unrecognized tax benefits of approximately $0.5 million in the next twelve months.
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
On July 4, 2025, the U.S. enacted the OBBBA. Amongst other things, the OBBBA provides for several corporate tax provision changes including restoring the full expensing of qualified property placed in service after January 19, 2025, reinstating the immediate expensing of U.S. research and development expenditures paid or incurred for tax years beginning after December 31, 2024, and changes in the computations of U.S. taxation on international earnings for tax years beginning after December 31, 2025. We completed the initial assessment of the OBBBA corporate tax provisions as they relate to our financial statements in the third quarter of 2025. The enactment of the OBBBA did not have a material impact to our effective tax rate for the three and nine months ended September 27, 2025. However, we expect the OBBBA to decrease our cash tax liability for 2025.
Net (Loss) Income and (Loss) Earnings per Share
Net (loss) income, net (loss) income as a percentage of revenues, and (loss) earnings per share for the three months ended September 27, 2025 were a net loss of $(64.4) million, or (30.3)% of revenues, or $(4.30) per share, respectively, compared to net income of $10.1 million, or 5.0% of revenues, or $0.67 per diluted share, respectively, for the three months ended September 28, 2024. The decrease in net income for the three months ended September 27, 2025 compared to the three months ended September 28, 2024 was primarily due to higher litigation settlement and related costs, net, of $99.7 million discussed above, partially offset by lower income tax expense of $19.8 million discussed above and higher gross profit of $3.8 million.

Net (loss) income, net (loss) income as a percentage of revenues, and (loss) earnings per share for the nine months ended September 27, 2025 were a net loss of $(41.4) million, or (6.8)% of revenues, or $(2.77) per share, respectively, compared to net income of $24.7 million, or 4.2% of revenues, or $1.65 per diluted share, respectively, for the nine months ended September 28, 2024. The decrease in net income for the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024 was primarily due to higher litigation settlement and related costs, net, of $99.7 million, partially offset by lower income tax expense of $17.8 million, higher gross profit of $11.0 million, and lower restructuring charges of $3.8 million (the prior year period included $0.9 million recorded as cost of sales).

Business Segment Performance
We report our financial performance based upon our two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and nine months ended September 27, 2025 and September 28, 2024:

	Three Months Ended					Nine Months Ended
	%	(Dollars in thousands)		% of Net Revenues		%	(Dollars in thousands)		% of Net Revenues
	Change	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	Change	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net Revenues
Electronic Systems	6.6%	$123,082	$115,412	57.9%	57.3%	5.8%	$343,056	$324,391	56.3%	55.1%
Structural Systems	4.0%	89,476	86,000	42.1%	42.7%	0.4%	265,876	264,868	43.7%	44.9%
Total Net Revenues	5.5%	$212,558	$201,412	100.0%	100.0%	3.3%	$608,932	$589,259	100.0%	100.0%
Segment Operating Income
Electronic Systems		$21,098	$18,910	17.1%	16.4%		$60,212	$54,685	17.6%	16.9%
Structural Systems		11,927	8,289	13.3%	9.6%		31,844	21,716	12.0%	8.2%
		33,025	27,199				92,056	76,401
Corporate General and Administrative Expenses (1)		(113,075)	(11,933)	(53.2)%	(5.9)%		(138,358)	(34,589)	(22.7)%	(5.9)%
Total Operating (Loss) Income		$(80,050)	$15,266	(37.7)%	7.6%		$(46,302)	$41,812	(7.6)%	7.1%
Adjusted EBITDA
Electronic Systems
Operating Income		$21,098	$18,910				$60,212	$54,685
Depreciation and Amortization		3,553	3,575				10,694	10,869
Stock-Based Compensation Expense (2)		71	70				294	241
Restructuring Charges		71	91				242	562
		24,793	22,646	20.1%	19.6%		71,442	66,357	20.8%	20.5%
Structural Systems
Operating Income		11,927	8,289				31,844	21,716
Depreciation and Amortization		4,670	4,849				14,182	14,058
Stock-Based Compensation Expense (3)		60	105				381	261
Restructuring Charges		512	1,833				1,375	4,843
Inventory Purchase Accounting Adjustments		—	663				—	1,745
		17,169	15,739	19.2%	18.3%		47,782	42,623	18.0%	16.1%
Corporate General and Administrative Expenses (1)
Operating Loss		(113,075)	(11,933)				(138,358)	(34,589)
Depreciation and Amortization		115	107				319	202
Stock-Based Compensation Expense (4)		5,677	4,292				16,836	12,251
Professional Fees Related to Unsolicited Non-Binding Acquisition Offer		—	1,033				—	2,407
Litigation Settlement and Related Costs, Net		99,675	—				99,675	—
		(7,608)	(6,501)				(21,528)	(19,729)
Adjusted EBITDA		$34,354	$31,884	16.2%	15.8%		$97,696	$89,251	16.0%	15.1%
Capital Expenditures
Electronic Systems		$1,216	$1,011				$4,264	$2,950
Structural Systems		1,029	1,295				6,272	4,172
Corporate Administration		109	—				122	3,024
Total Capital Expenditures		$2,354	$2,306				$10,658	$10,146
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

(2)The three and nine months ended September 27, 2025 each included $0.1 million of stock-based compensation expense recorded as cost of sales. The three and nine months ended September 28, 2024 each included $0.1 million of stock-based compensation expense recorded as cost of sales.
(3)The three and nine months ended September 27, 2025 included $0.1 million and $0.2 million, respectively, of stock-based compensation expense recorded as cost of sales. The three and nine months ended September 28, 2024 included $0.1 million and $0.2 million, respectively, of stock-based compensation expense recorded as cost of sales.
(4)The three and nine months ended September 27, 2025 included $0.6 million and $2.0 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and nine months ended September 28, 2024 included $0.9 million and $2.8 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.
Electronic Systems
Electronic Systems net revenues in the three months ended September 27, 2025 compared to the three months ended September 28, 2024 increased $7.7 million primarily due to the following in our key end-use markets:
•$8.2 million higher revenues in our military and space end-use markets due to higher rates on selected missile and fixed-wing aircraft platforms, partially offset by lower rates on electronic warfare platforms; partially offset by
•$5.6 million lower revenues in our commercial aerospace end-use markets due to lower rates on large aircraft platforms.
In addition, revenues for our industrial end-use markets for the three months ended September 27, 2025 increased $5.1 million compared to the three months ended September 28, 2024 mainly due to restocking and last time buys.
Electronic Systems net revenues in the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024 increased $18.7 million primarily due to the following in our key end-use markets:
•$34.3 million higher revenues in our military and space end-use markets due to higher rates on selected missiles, a classified program, fixed-wing aircraft, and radar platforms, partially offset by lower rates on selected rotary-wing aircraft platforms; partially offset by
•$15.3 million lower revenues in our commercial aerospace end-use markets due to lower rates on large aircraft platforms and lower in-flight entertainment revenues.
In addition, revenues for our industrial end-use markets for the nine months ended September 27, 2025 decreased $0.3 million compared to the nine months ended September 28, 2024 mainly due to our selective pruning of non-core business.
Electronic Systems segment operating income in the three months ended September 27, 2025 compared to the three months ended September 28, 2024 increased $2.2 million primarily due to higher manufacturing volume.
Electronic Systems segment operating income in the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024 increased $5.5 million primarily due to higher manufacturing volume, favorable product mix, and lower other manufacturing costs.
Structural Systems
Structural Systems net revenues in the three months ended September 27, 2025 compared to the three months ended September 28, 2024 increased $3.5 million primarily due to the following:
•$6.0 million higher revenues in our military and space end-use markets due to higher rates on selected rotary-wing aircraft and ground vehicle weapon platforms; partially offset by
•$2.5 million lower revenues in our commercial aerospace end-use markets due to lower rates on business jet aircraft platforms, partially offset by higher rates on large aircraft platforms.
Structural Systems net revenues in the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024 increased $1.0 million primarily due to the following:
•$11.0 million higher revenues in our military and space end-use markets due to higher rates on selected rotary-wing aircraft and ground vehicle weapons platforms, partially offset by lower rates on selected fixed-wing aircraft platforms; partially offset by
•$10.0 million lower revenues in our commercial aerospace end-use markets due to lower revenues from Boeing 737 MAX and lower rates on rotary-wing aircraft platforms.
The Structural Systems segment operating income in the three months ended September 27, 2025 compared to the three months ended September 28, 2024 increased $3.6 million primarily due to lower other manufacturing costs and lower restructuring charges as a result of nearing the completion of the wind down of our Monrovia performance center, partially offset by lower manufacturing volume.

The Structural Systems segment operating income in the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024 increased $10.1 million primarily due to lower other manufacturing costs and lower restructuring charges as a result of nearing the completion of the wind down of our Monrovia performance center, partially offset by unfavorable product mix and lower manufacturing volume.
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
A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center and, in November 2023, the occupant of the neighboring facility filed suit against us in U.S. District Court for the Central District of California seeking unspecified amounts for damages relating to the fire. Subsequent to our quarter ended September 27, 2025, on October 3, 2025, we entered into a binding settlement term sheet (the “Term Sheet”) to resolve the Guaymas fire litigation against us. The Term Sheet provides for, among other things, the final dismissal of the Guaymas fire litigation against us with prejudice and a release of claims against us in exchange for us issuing a payment of $150.0 million, $56.0 million of which is expected to be funded by our insurance carriers. Also subsequent to our quarter ended September 27, 2025, on October 9, 2025, we settled an ancillary subrogation claim related to the fire for $1.4 million. See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses increased $101.1 million for the three months ended September 27, 2025 compared to the three months ended September 28, 2024, primarily due to the litigation settlement and related costs, net, of $99.7 million discussed above.
CG&A expenses increased $103.8 million for the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024, primarily due to the litigation settlement and related costs, net, of $99.7 million discussed above and higher compensation and benefits costs of $4.2 million, partially offset by lower professional services fees of $2.0 million.
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, and inventory purchase accounting adjustments (“Adjusted EBITDA”) were $34.4 million and $31.9 million for the three months ended September 27, 2025 and September 28, 2024, respectively.
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
•Income tax (benefit) expense may be useful to investors because it represents the taxes which may be (receivable) payable for the period and the change in deferred taxes during the period, and may (increase) reduce cash flow available for use in our business;
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
•Gain on sale of property and other assets may be useful to our investors in evaluating our core operating performance; and
•Litigation settlement and related costs, net, may be useful to our investors in evaluating our core operating performance.

Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net (loss) income	$(64,446)	$10,148	$(41,382)	$24,721
Interest expense	2,927	3,829	9,198	11,687
Income tax (benefit) expense	(18,531)	1,289	(12,372)	5,404
Depreciation	4,037	4,285	12,305	12,339
Amortization	4,301	4,246	12,890	12,790
Stock-based compensation expense (1)	5,808	4,467	17,511	12,753
Restructuring charges (2)	583	1,924	1,617	5,405
Professional fees related to unsolicited non-binding acquisition offer	—	1,033	—	2,407
Inventory purchase accounting adjustments	—	663	—	1,745
Gain on sale of property and other assets	—	—	(1,746)	—
Litigation settlement and related costs, net	99,675	—	99,675	—
Adjusted EBITDA	$34,354	$31,884	$97,696	$89,251
Net (loss) income as a % of net revenues	(30.3)%	5.0%	(6.8)%	4.2%
Adjusted EBITDA as a % of net revenues	16.2%	15.8%	16.0%	15.1%
(1) The three and nine months ended September 27, 2025 included $0.6 million and $2.0 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and nine months ended September 28, 2024 included $0.9 million and $2.8 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and nine months ended September 27, 2025 included $0.1 million and $0.3 million, respectively, of stock-based compensation expense recorded as cost of sales. The three and nine months ended September 28, 2024 included $0.1 million and $0.3 million, respectively, of stock-based compensation expense recorded as cost of sales.
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

The increase in backlog was primarily in the commercial aerospace and military and space end-use markets. $795.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog as of September 27, 2025 and December 31, 2024:

	(Dollars in thousands)
	Change	September 27, 2025	December 31, 2024
Consolidated Ducommun
Military and space	$25,964	$650,749	$624,785
Commercial aerospace	49,591	465,496	415,905
Industrial	(633)	19,496	20,129
Total	$74,922	$1,135,741	$1,060,819
Electronic Systems
Military and space	$2,596	$462,142	$459,546
Commercial aerospace	14,820	91,111	76,291
Industrial	(633)	19,496	20,129
Total	$16,783	$572,749	$555,966
Structural Systems
Military and space	$23,368	$188,607	$165,239
Commercial aerospace	34,771	374,385	339,614
Total	$58,139	$562,992	$504,853

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	September 27,	December 31,
	2025	2024
Total debt, including long-term portion	$228.1	$243.2
Weighted-average interest rate on debt	6.11%	7.25%
Term Loan interest rate	5.80%	7.02%
Cash and cash equivalents	$50.9	$37.1
Unused Revolving Credit Facility	$199.8	$191.0
In July 2022, we completed a refinancing of all our existing debt by entering into a new term loan (“2022 Term Loan”) and a new revolving credit facility (“2022 Revolving Credit Facility”). The 2022 Term Loan is a $250.0 million senior secured loan that matures on July 14, 2027. The 2022 Revolving Credit Facility is a $200.0 million senior secured revolving credit facility that matures on July 14, 2027. The 2022 Term Loan and 2022 Revolving Credit Facility, collectively, represent our new credit facilities (“2022 Credit Facilities”). In conjunction with the closing of the 2022 Credit Facilities, we utilized the entire $250.0 million of proceeds from the 2022 Term Loan plus our existing cash on hand to pay off our entire debt balance outstanding of $254.2 million under our prior credit facilities. At the same leverage ratio, the interest rate spread in the 2022 Credit Facilities is lower than the interest rate spread under our prior credit facilities. Interest payments are typically paid either on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the 2022 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2022 Term Loan amount, on the last business day each quarter. Further, the undrawn portion of the commitment of the 2022 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.275%, based upon the consolidated total net adjusted leverage ratio, typically paid on a quarterly basis, on the last business day each quarter. However, the 2022 Revolving Credit Facility does not require any principal installment payments. As of September 27, 2025, we were in compliance with all covenants required under the 2022 Credit Facilities. See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
For the three months ended September 27, 2025 and September 28, 2024, we made the required quarterly amortization payments on the 2022 Term Loan of $3.1 million that was due on June 30, 2025 and zero, respectively. The required quarterly amortization payments due on September 30, 2025 and September 30, 2024, respectively, are both in the fiscal fourth quarter. For the nine months ended September 27, 2025 and September 28, 2024, we made the required quarterly amortization payments on the 2022 Term Loan of $6.3 million and $3.1 million, respectively. We made no voluntary prepayments on our term loans during each of the three and nine months ended September 27, 2025 and September 28, 2024.
Subsequent to our quarter ended September 27, 2025, on October 3, 2025, we entered into the Term Sheet to resolve the Guaymas Fire Litigation against us. The Term Sheet provides for, among other things, the final dismissal of the Guaymas Fire Litigation against us with prejudice and a release of claims against us in exchange for us issuing a payment of $150.0 million, $56.0 million of which is expected to be funded by our insurance carriers. See Note 1 and Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In April 2022, we approved and commenced a restructuring plan that will position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. As of September 27, 2025, we estimate the remaining amount of charges related to this initiative will be $0.5 million of total pre-tax restructuring charges during 2025 for facility consolidation related expenses. The restructuring accrual for severance and benefits and other of $1.0 million as of September 27, 2025 are expected to be paid out during 2025. On an annualized basis, we anticipate these restructuring actions will result in total cost savings of $11.0 million to $13.0 million. See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
We expect to spend a total of $18.0 million to $20.0 million for capital expenditures in 2025 financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
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
Cash Flow Summary
Net cash provided by operating activities for the nine months ended September 27, 2025 was $41.3 million compared to $15.8 million for the nine months ended September 28, 2024. The higher net cash provided by operating activities during the first nine months of 2025 was mainly due to the litigation settlement and related costs, net, which impacted net loss but has not yet been paid and higher accounts payable, partially offset by higher contract assets.
Net cash used in investing activities was $9.1 million for the nine months ended September 27, 2025, compared to $10.3 million in the nine months ended September 28, 2024. The lower net cash used in investing activities during the first nine months of 2025 was mainly due to proceeds from the sale of our Berryville, Arkansas facility. See Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Net cash used in financing activities was $18.4 million for the nine months ended September 27, 2025, compared to $11.1 million for the nine months ended September 28, 2024. The higher net cash used in financing activities during the first nine months of 2025 was mainly due to higher payments on our revolving credit facility and term loan.
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
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report on Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended September 27, 2025.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At September 27, 2025, we had total borrowings of $228.1 million under our 2022 Credit Facilities.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2024 for a discussion of our risk factors. There have been no material changes during the three months ended September 27, 2025 to the risk factors disclosed in our Form 10-K for the year ended December 31, 2024.

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

DUCOMMUN INCORPORATED
(Registrant)

Date: November 5, 2025	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Suman B. Mookerji
Suman B. Mookerji
Senior Vice President, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)