Form 10-K
period 2025-12-31
DUCOMMUN INC /DE/
filed 2026-02-26
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 28, 2025 was $1.2 billion.
The number of shares of common stock outstanding on February 16, 2026 was 14,986,947.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference:
(a) Proxy Statement for the 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”), incorporated partially in Part III hereof.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include words such as “could,” “may,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “expect,” “would,” or similar expressions. These statements are based on the beliefs and assumptions of our management at the time such statements are made. Generally, forward-looking statements include information concerning our possible or assumed future actions, events or results of operations. Forward-looking statements specifically include, without limitation, the information in this Form 10-K regarding: future sales, earnings, cash flow, revenue recognition, uses of cash and other measures of financial performance, projections or expectations for future operations, including costs to complete contracts, goodwill impairment evaluations, useful life of intangible assets, unrecognized tax benefits and effective tax rate, possible labor disruptions, the imposition of tariffs, environmental remediation costs, insurance recoveries, industry trends and expectations, including ramp up times for build rates, our plans with respect to restructuring activities, capital expenditures, completed acquisitions, future acquisitions and dispositions, and expected business opportunities that may be available to us.
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
There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, some factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Risk Factors contained within Part I, Item 1A of this Form 10-K and the following:
•the considerable amount of cash needed to run our business and its impact on our ability to service our indebtedness;
•our indebtedness could limit our financing options;
•the covenants in our credit facilities impose restrictions that may limit our operating and financial flexibility;
•the typical trading volume of our common stock may affect an investor’s ability to sell significant stock holdings in the future without negatively impacting our stock price;
•our amount of debt may require us to raise additional capital to fund acquisitions;
•our end-use markets are cyclical;
•we depend on a select base of industries and customers;
•a significant portion of our business depends on the U.S. government defense spending, which could be impacted by a prolonged U.S. federal government shutdown;
•exports of certain of our products and our production facility in Guaymas, Mexico are subject to various export control regulations and authorizations for proposed sales to certain foreign customers;
•existing and new tariffs imposed by the U.S. administration or foreign governments could impact the operation and conduct of our business outside the United States, including our production facility in Mexico, the sale of products to customers outside the United States and the import of raw materials and equipment from suppliers outside the United States;
•contracts with some of our customers give them a variety of rights that are unfavorable to us and the OEMs (as defined below) to whom we provide products and services, including the ability to terminate a contract at any time for convenience;
•further consolidation in the aerospace industry could adversely affect our business;
•risks related to our ability to execute our growth strategy, which includes evaluating select acquisitions;

•we may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and may experience business disruptions associated with restructuring, performance center consolidations, realignment, cost reduction, and other strategic initiatives;
•risks related to enhanced design, product development, manufacturing, supply chain project management and other skills will be required as we move up the value chain to become a more value added supplier;
•risks associated with operating and conducting our business outside the United States;
•customer pricing pressures could reduce the demand and/or price for our products and services;
•our products and processes are subject to risk of obsolescence as a result of changes in technology and evolving industrial and regulatory standards;
•we may not have the ability to renew facilities leases on terms favorable to us, and relocation of operations present risks due to business interruptions;
•we may be subject to litigation, other legal proceedings, indemnity and product liability claims, including claims that could exceed the limits of our insurance coverage and subrogation claims asserted by third-party insurers, including the Mexican-based carrier of the entity that initiated a lawsuit against us in federal court in California for losses incurred during the June 2020 fire in Guaymas, Mexico, which may become material;
•our operations are subject to numerous extensive, complex, costly and evolving laws, regulations and restrictions, including the Defense Contract Audit Agency and cybersecurity requirements;
•we are subject to a number of procurement laws with which we must comply;
•risks associated with unanticipated changes in our tax provision or exposure to additional income tax liabilities;
•possible goodwill and other asset impairments could result in substantial charges;
•the risk of environmental liabilities and our sustainability responsibilities;
•risks associated with our ability to implement changes in estimates when bidding on fixed-price contracts;
•risks related to our ability to accurately report our financial results or prevent fraud if our internal control over financial reporting is not effective;
•risks related to our dependence upon our ability to attract and retain key personnel;
•risks associated with labor disruptions and the ability of our suppliers to meet the quality and delivery expectations of our customers;
•risks related to our reliance on our suppliers to meet quality and delivery expectations of our customers;
•risks associated with cybersecurity preparedness and attacks;
•risks related to assertions by third parties of violations of intellectual property rights or the inability to successfully enjoin the misappropriation of our intellectual property rights; and
•damage or destruction of our facilities caused by natural disasters could affect our financial results.
We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this Form 10-K. We do not undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K except as required by law.

PART I
ITEM 1. BUSINESS
GENERAL
Ducommun Incorporated (“Ducommun,” “the Company,” “we,” “us” or “our”) is a leading designer and manufacturer of and provider of manufacturing solutions for high-performance products often used in high-cost-of failure applications primarily in the aerospace and defense (“A&D”), industrial, medical and other industries (collectively, “Industrial”). Ducommun differentiates itself as a full-service solution-based provider, offering innovative, value-added proprietary products and manufacturing solutions to our customers in our primary businesses of electronics, structures, and integrated solutions. We operate through two primary business segments: Electronic Systems and Structural Systems. We are the successor to a business that was founded in California in 1849 and reincorporated in Delaware in 1970.

ACQUISITIONS
Acquisitions have been an important element of our growth strategy. We have supplemented our organic growth by identifying, acquiring and integrating businesses that result in broader, more sophisticated product and service offerings while diversifying and expanding our customer base and markets.
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
In response to customer needs and utilizing our in-depth engineering expertise, Electronic Systems is also considered a leading supplier of engineered products, including illuminated pushbutton switches and panels for aviation and test systems, microwave and millimeter switches and filters for radio frequency systems and test instrumentation, motors and resolvers for motion control, and lightning diversion systems.
Electronic Systems also provides engineering expertise for aerospace system design, development, integration, and testing. We leverage the knowledge base, capabilities, talent, and technologies of this focused capability into direct support of our customers.
Structural Systems
Structural Systems product offerings support a global customer base with end-use applications across commercial aircraft, military fixed-wing aircraft, military and commercial rotary-wing aircraft, and military ground vehicles. Products include structural components, structural assemblies, bonded (metal and composite) components, precision profile extrusions and extruded assemblies, ammunition handling systems, seals, and aerodynamic systems. In the structural components products, Structural Systems provides design services, engineers, and manufacturing of large complex contoured aluminum, titanium and Inconel aerostructure components for the aerospace industry. Structural assembly products include winglets, engine components, and fuselage structural panels for aircraft. Metal and composite bonded structures and assemblies products include aircraft wing spoilers, large fuselage skins, rotor blades on rotor wing aircraft, flight control surfaces and engine nacelle components. Ammunition handling systems include feed and eject chutes, storage magazines and custom gun mounts for fixed-wing and rotary-wing military aircraft and military ground vehicles. Seals include magnetic, mechanical and lip seals and O-

rings for various military and industrial applications. Aerodynamic systems include engineered structural components for rotorcraft and business jets. To support these products, Structural Systems maintains extensive engineering capacity to support both design and manufacturing and also maintains advanced machine milling, stretch-forming, hot-forming, metal bonding, composite layup, and chemical milling capabilities.
AEROSPACE AND DEFENSE END-USE MARKETS OVERVIEW
Our largest end-use markets are the aerospace and defense markets, and our revenues from these markets represented 96% of our total net revenues in 2025. These markets are serviced by suppliers which are stratified, from the highest value provided to the lowest, into four tiers: original equipment manufacturers (“OEMs”), Tier One, Tier Two, and Tier Three. The OEMs provide the highest value and are also known as prime contractors (“Primes”). We derive a significant portion of our revenues from subcontracts with OEMs. As the Primes for various programs and platforms, the OEMs sell to their customers, who may include, depending upon the application, the U.S. Federal Government, foreign, state and local governments, global commercial airline carriers, regional jet carriers and various other customers. The OEMs also sell to global leasing companies that lease commercial aircraft. A significant portion of our revenues is earned from subcontracts with the Primes. Tier One suppliers manufacture aircraft sections and purchase assemblies. Tier Two suppliers provide more complex, value-added parts and may also assume more design risk, manufacturing risk, supply chain risk and project management risk than Tier Three suppliers. Tier Three suppliers principally provide components or detailed parts. We currently compete with Tier One, Tier Two, and Tier Three suppliers. Our business growth strategy is to differentiate ourselves from competitors by providing more complex assemblies to our customers as a higher value added supplier.
Commercial Aerospace End-Use Market
The commercial aerospace end-use market is highly cyclical and is impacted by the level of global air passenger traffic in general, which in turn is influenced by global economic conditions, fleet fuel and maintenance costs, geopolitical developments, pandemics, supply chain issues, and inflationary forces. Revenues from the commercial aerospace end-use market represented 38% of our total net revenues for 2025.
The elevated interest rates, inflation rate, supply chain issues, the imposition of tariffs and retaliatory measures, geopolitical developments, and other events have contributed and/or continues to contribute to a general slowdown in the global economy. Further, one of our largest customers, The Boeing Company (“Boeing”), was notified by the Federal Aviation Administration (“FAA”) in early January 2024 it initiated an investigation into Boeing’s quality control system. This notification was followed by the FAA announcing actions to increase its oversight of Boeing as well as declining to approve production rate increases or additional production lines for the 737 MAX until it is satisfied that Boeing attained full compliance with required quality control procedures. In July 2024, Boeing also pled guilty to conspiracy fraud charges, which resulted in additional external oversight on its manufacturing and quality control process. The combination of these factors has, in turn, created a significant challenge for some of our customers and the entire commercial aerospace manufacturing and services sector. Recently, Boeing announced that the FAA cleared Boeing’s plan to raise 737 MAX production from 38 to 42 airplanes per month. Airline financial performance, which influences demand for new aircraft, is benefiting from the resilient demand for travel. According to the International Air Transport Association (“IATA”), it is estimating industry-wide profits of $39.5 billion for 2025, an increase from $28.3 billion in 2024. For 2026, IATA is forecasting $41 billion in profits for the industry globally. Thus, the overall outlook continues to stabilize. We face uncertainties in the environment in the near-to medium-term as airlines are facing persistently high and volatile costs even as fuel prices have declined. The global economy is expecting a continued easing of inflation and interest rates, with regional economic and geopolitical difficulties adding uncertainty to the outlook and the financial viability of some airlines and regions.
In Boeing’s 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), they indicated that in 2025, global air traffic expanded to near historical trend rates on an annual basis. The growth occurred despite a lower than usual contribution from the North America market, which had stagnant demand, particularly in the low-cost space. International demand outpaced domestic demand on an annual basis as international demand continued to build on the recovery momentum from 2024, including in China, thereby lifting demand for wide-body airplanes. Based on these trends, both single-aisle and wide-body demand remain above current industry supply levels. Overall, Boeing is experiencing strong demand from their airplane customers globally.
Airbus SE (“Airbus”) is aligned with Boeing’s view on international demand as its Global Services Forecast for Asia-Pacific (including China and India) anticipates that total services demand in the region will grow at a 5.2% compound annual growth rate through 2044, reaching an estimated market value of $138.7 billion. This sustained growth is expected to be underpinned by expanding air traffic and fleet growth. The region is also expected to remain the world’s fastest growing air travel market, with passenger traffic expected to rise 4.4% annually, well above the global average of 3.6%.

We believe that the long-term outlook for the industry remains positive due to the fundamental drivers of air travel demand: economic growth, increasing propensity to travel, increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Boeing’s commercial market outlook forecast projects a 3.1% growth rate in the global fleet over a 20 year period. Based on long-term global economic growth projections of 2.3% in average annual gross domestic product (“GDP”) growth, Boeing projects demand for 43,600 new airplanes over the next 20 years. Airbus’ demand projections are similar at 43,420 passenger plus freighter aircraft over the next 20 years. However, the industry remains vulnerable to various developments including fuel price spikes, potential new or increased tariffs, changing energy policies, credit market fluctuations, acts of terrorism, natural disasters, conflicts, epidemics, pandemics, and increased global environmental regulations. We believe we are well positioned given our product capabilities, investment in inventories and contract assets, and our initiatives to increase operating efficiencies to participate in the near-term recovery and the long term projected growth rate for commercial air traffic and build rates for large commercial aircraft for the airframe manufacturing industry. If the recovery is slower than anticipated or any of those various developments occur, it could have a material adverse effect on our results of operations, financial position, and/or cash flows.
Defense End-Use Market
Our defense end-use market includes products used in military and space, including technologies and structures applications. The defense end-use market is highly cyclical and is impacted by the level of government defense spending. Government defense spending is impacted by national defense policies and priorities, political climates, fiscal budgetary constraints, U.S. Federal budget deficits, projected economic growth and the level of global military or security threats, or other conflicts. Revenues from the military and space end-use market in 2025 represented 58% of our total net revenues during 2025.
On November 12, 2025, the U.S. Government enacted a continuing resolution (“CR”) to keep the government funded through January 30, 2026 while Congress works to enact full year fiscal year 2026 (“FY26”) remaining appropriation bills or an additional CR to fund government departments and agencies after January 30, 2026. Subsequently, on February 3, 2026, President Trump signed into law a funding package to end the brief U.S. Government shutdown. The legislation will ensure full year funding for the federal government through the end of September 2026, with the lone exception of the Department of Homeland Security. Also, on January 7, 2026, President Trump called for increasing the FY27 U.S. military budget to $1.5 trillion, significantly higher than the $901 billion approved by Congress for FY26. However, such increase in the military budget would require congressional authorization. We, and a number of our customers, rely on the U.S. Government in various aspects of our defense and commercial businesses. In the event of a future shutdown, requirements to furlough employees in the U.S. Department of War (“U.S. DoW”) or other government agencies could result in payment delays, impair our ability to perform work on existing contracts or otherwise impact our operations, negatively impact future orders, and/or cause other disruptions or delays.
The U.S. Government could experience a disruption to its operations and/or payments in 2026 as a result of the U.S. Treasury exhausting extraordinary measures after reaching its debt limit. In addition, U.S. Government discretionary spending in fiscal years 2024 (“FY24”) and 2025 (“FY25”), including defense spending, was capped by the Fiscal Responsibility Act of 2023 (“FRA23”). The discretionary spending caps that were put in place by FRA23 are no longer binding for FY26, though the legislation implies that Congress could continue to implement the caps by raising spending one percent above the FY25 level. Congress has not yet taken action to address this issue. These potential disruptions, and any other broader macroeconomic impacts, could affect our current programs and contracts and have a material effect on our financial position, results of operations and/or cash flows. For additional information related to our revenues from customers whose principal sales are to the U.S. Government and our direct sales to the U.S. Government, see “Risk Factors” contained within Part I, Item 1A of this Annual Report on Form 10-K (“Form 10-K”).
INDUSTRIAL END-USE MARKETS OVERVIEW
Our industrial, medical and other (collectively, “Industrial”) end-use markets are diverse and are impacted by the customers’ needs for increasing electronic content and a desire to outsource. Factors expected to impact these markets include capital and industrial goods spending and general economic conditions. Our products are used in heavy industrial manufacturing systems and certain medical applications. Revenues from the Industrial end-use markets were 4% of our total net revenues during 2025.
Industrial end-use markets are not part of our core business. We will continue to selectively prune this non-core business which should result in additional capacity for our core business.
SALES AND MARKETING
Our commercial revenues are substantially dependent on airframe manufacturers’ production rates of new aircraft. Deliveries of new aircraft by airframe manufacturers are dependent on the demand and financial capacity of its customers, primarily airlines and leasing companies, to purchase the aircraft. Thus, revenues from commercial aircraft could be affected as a result of changes in new aircraft orders, or the cancellation or deferral by airlines of purchases of ordered aircraft. Further, our revenues from commercial aircraft programs could be affected by changes in our customers’ inventory levels and changes in our customers’ aircraft production build rates as a result of changing demand by their end customers or in order to comply with regulatory requirements. Due to the effects from supply chain issues or regulatory compliance requirements, while Boeing and Airbus expect improved build rates, it will take longer to reach pre-COVID-19 pandemic levels. While the ramp up in production and demand will be slower in the near- and medium-term, we will continue to identify opportunities to expand our presence and offerings with both major large aircraft manufacturers and their supply chain.
Military components manufactured by us are employed in many of the country’s front-line fighters, bombers, rotary-wing aircraft and support aircraft, as well as land and sea-based applications. Our defense business is diversified among a number of military manufacturers and programs. In the space sector, we continue to support various satellite programs.
Our sales into the Industrial end-use markets are customer focused in various markets and are driven primarily by their capital spending and manufacturing outsourcing demands.
We continue to broaden and diversify our customer base in the end-use markets we serve by providing innovative product and service solutions by drawing on our core competencies, experience and technical expertise. Net revenues related to military and space, commercial aerospace, and Industrial end-use markets in 2025 and 2024 were as follows:
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
MAJOR CUSTOMERS
We currently generate the majority of our revenues from the aerospace and defense industries. As a result, we have significant revenues from certain customers. For 2025, Boeing and RTX Corporation (f/k/a Raytheon Technologies Corporation) (“RTX”) were our largest customers, with Boeing generating 13% and RTX generating 18% of our 2025 net revenues. Revenues from our top 10 customers, including Boeing and RTX, were 61% of total net revenues during 2025. Net revenues by major customer for 2025 and 2024 were as follows:

* Boeing completed its acquisition of all of Spirit Aerosystems Holdings, Inc.’s Boeing-related commercial operations, based on Boeing’s announcement on December 8, 2025.
** TransDigm Group Inc. (“TransDigm”) completed its acquisition of the Simmonds Precision Products, Inc. business of Goodrich Corporation from RTX, based on TransDigm’s announcement on October 6, 2025.
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
RAW MATERIALS AND COMPONENTS
Raw materials and components used in the manufacturing of our products include aluminum, titanium, steel and carbon fibers, as well as a wide variety of electronic interconnect and circuit card assemblies and components. These raw materials are generally available from a number of suppliers and are generally in adequate supply. However, from time to time, and due to lingering supply chain issues, we have experienced increases in lead times and limited availability of various items including aluminum, titanium and certain other raw materials and/or components. Moreover, certain components, supplies and raw materials for our operations are purchased from single source suppliers and occasionally, directed by our customers. In such instances, we strive to develop alternative sources and design modifications to minimize the potential for business interruptions.
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
REMAINING PERFORMANCE OBLIGATIONS AND BACKLOG
We define performance obligations as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. The majority of the long-term agreements (“LTAs”) we enter into do not meet the definition of a contract under Accounting Standards Codification 606 (“ASC 606”), and thus, the backlog amount may or may not be greater than the remaining performance obligations amount as defined under ASC 606. Revenue based on remaining performance obligations is subject to delivery delays or program cancellations, which are beyond our control. Remaining performance obligations were $1,106.0 million at December 31, 2025. We anticipate recognizing an estimated 70% or $774.0 million of our remaining performance obligations during 2026.
We define backlog as customer placed POs and LTAs with firm fixed price and expected delivery dates of 24 months or less. Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in certain programs to a greater extent than our net revenues. As a result of these factors, trends in our overall level of backlog may not be indicative of trends in our future net revenues. Backlog was $1,202.9 million at December 31, 2025, compared to $1,060.8 million at December 31, 2024. The increase in backlog was primarily in the military and space and commercial aerospace end-use markets.
ENVIRONMENTAL MATTERS
Our business, operations and facilities are subject to numerous stringent federal, state and local environmental laws and regulations issued by government agencies, including but not limited to the Environmental Protection Agency (“EPA”) and similar state agencies. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transport and disposal of hazardous and non-hazardous materials, pollutants and contaminants. These regulations govern public and private response actions to hazardous or regulated substances that could be or have been released into the environment, or endanger human health and safety, and they require us to obtain and maintain licenses and permits in connection with our operations. We may also be required to investigate and remediate the effects of a release or the possible disposal of materials at sites associated with our past and present operations. Additionally, this extensive regulatory framework imposes significant compliance burdens and risks on us. For example, in 2023, California passed two wide-reaching bills that were expected to impose significant and mandatory climate-related reporting requirements for large public and private companies doing business in the state. The bills were subsequently amended in 2024 and may ultimately require annual disclosure of audited Scope 1 and 2 greenhouse gas (“GHG”) emissions and biennial disclosure related to certain climate risks. On January 20, 2026, the California Air Resources Board issued an initial statement of reasons for a public hearing to be held on May 28, 2026 to consider the proposed amendments to the Regulation for the Mandatory Reporting of GHG. We anticipate that capital expenditures will continue to be required for the foreseeable future to upgrade and maintain our environmental compliance efforts; however, we currently do not expect such expenditures to be material in 2026 and the near term.
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in Adelanto (a.k.a., El Mirage) and Monrovia, California. Based on currently available information, we have accrued $1.5 million at December 31, 2025 for our estimated liabilities related to these sites. For further information, see Note 15 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K. In addition, see Risk Factors contained within Part I, Item 1A of this Form 10-K for certain risks related to environmental matters.
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
In 2025, we utilized health and safety software tools implemented to track and engage our performance centers to continue to reduce our lost time and total recordable incident rates.
Human Capital Management
We promote fairness and equal opportunities through our employment practices and processes and continue to drive a merit-based culture throughout our company. These priorities are demonstrated by fostering employees’ well-being and encouraging the sharing of ideas and unique perspectives, promoting innovation, creativity, collaboration and supporting the development, growth and advancement of individual contributions. Since 2020, we have partnered with the Fund II Foundation to utilize its innovative internX platform to provide access to highly qualified and diverse science, technology, engineering and math (“STEM”) students. We believe that broadening our pool of potential qualified applicants at the intern level will support our efforts in identifying and recruiting talented candidates that can grow into leadership positions as our interns continue in their careers.

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
Workforce Demographics
As of December 31, 2025, we had a highly skilled workforce of 2,130 employees, of which 282 are subject to a collective bargaining agreement expiring in April 2028. Historically, we have been successful in negotiating renewals to expiring agreements without material disruption of operating activities, and believe our relations with our employees are good. See Risk Factors contained within Part I, Item 1A of this Form 10-K for additional information regarding certain risks related to our employees.
AVAILABLE INFORMATION
General information about us can be obtained from our website address at www.ducommun.com. We may use our website as a distribution channel of material company information. In addition, we file electronically with the SEC required reports on Form 8-K, Form 10-Q, and Form 10-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), registration statements on Forms S-3 and S-8, as necessary; and other forms or reports as required. Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, if any, are available free of charge on our website as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on our website is not incorporated by reference in this Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including our company.
ITEM 1A. RISK FACTORS
Our business, financial condition, results of operations and cash flows may be affected by known and unknown risks, uncertainties and other factors. We have summarized below the significant, known material risks to our business. Additional risk factors not currently known to us or that we currently believe are immaterial may also impair our business, financial condition, results of operations and cash flows. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. The risk factors below should be considered together with the information included elsewhere in this Form 10-K as well as other required filings by us with the SEC.
CAPITAL STRUCTURE RISKS
We require a considerable amount of cash to run our business.
Our ability to make payments on our debt in the future and to fund planned capital expenditures and working capital needs will depend upon our ability to generate significant cash in the future. Our ability to generate cash is subject to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.
The terms of the 2025 Term Loan require us to make installment payments of 0.625% of the initial outstanding principal balance on a quarterly basis during years one and two, 1.250% during years three and four, and 1.875% during year five, on the last business day of each calendar quarter. In addition, the undrawn portion of the commitment of the 2025 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.250%, based upon the consolidated total net adjusted leverage ratio.
As of December 31, 2025, the outstanding balance on the 2025 Credit Facilities (as defined below) was $305.0 million with an average interest rate of 6.10%. Should interest rates increase significantly, our debt service cost on the variable portion of our debt will increase. Any inability to generate sufficient cash flow could have a material adverse effect on our financial condition or results of operations. See Note 1, Note 3, and Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further discussion.

While we expect to meet all of our financial obligations, we cannot ensure that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.
Our indebtedness could limit our financing options, adversely affect our financial condition, and prevent us from fulfilling our debt obligations.
On November 24, 2025, we completed a refinancing of our existing debt by entering into a new term loan (“2025 Term Loan”) and a new revolving credit facility (“2025 Revolving Credit Facility”). The 2025 Term Loan is a $200.0 million senior secured loan that matures in November 2030. The 2025 Revolving Credit Facility is a $450.0 million senior secured revolving credit facility that matures on November 24, 2030. The 2025 Term Loan replaced the 2022 Term Loan (“2022 Term Loan”) which was a $250.0 million senior secured loan. The 2025 Revolving Credit Facility replaced the 2022 Revolving Credit Facility (“2022 Revolving Credit Facility”) which was a $200.0 million senior secured revolving credit facility. The 2025 Term Loan and 2025 Revolving Credit Facility, collectively are the new credit facilities (“2025 Credit Facilities”). The terms of the 2025 Term Loan require us to make installment payments of 0.625% of the initial outstanding principal balance on a quarterly basis during years one and two, 1.250% during years three and four, and 1.875% during year five, on the last business day of each calendar quarter. The terms of the 2025 Revolving Credit Facility do not require us to make installment payments. However, the undrawn portion of the commitment of the 2025 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.250%, based upon the consolidated total net adjusted leverage ratio.
At December 31, 2025, we had a total of $305.0 million of outstanding long-term debt under the 2025 Credit Facilities. The total long-term debt was primarily the result of our acquisitions, including Lightning Diversion Systems, LLC (“LDS”) in September 2017, Certified Thermoplastics Co., LLC (“CTP”) in April 2018, and Nobles Worldwide, Inc. (“Nobles”) in October 2019, and litigation settlement and related costs, net during the fourth quarter of 2025.
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
•expose us to the risk of increased borrowing costs and rising or high interest rates as a portion of our current borrowings under our 2025 Credit Facilities bear interest at variable rates (however, we have interest rate swaps that were effective on January 1, 2024, with an aggregate total notional amount of $150.0 million with a seven year tenor), which could further adversely impact our cash flows;
•limit our flexibility to plan for and react to changes in our business and the industry in which we compete;
•restrict us from making strategic acquisitions;
•expose us to risk of unfavorable changes in the global credit markets; and
•make it more difficult for us to satisfy our obligations with respect to the 2025 Credit Facilities and our other debt.
The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations in respect of our outstanding debt.
The covenants in our credit facilities impose restrictions that may limit our operating and financial flexibility.
We are required to comply with a leverage covenant as defined in the 2025 Credit Facilities. The leverage covenant is defined as Consolidated Funded Indebtedness less unrestricted cash and cash equivalents, divided by consolidated earnings before interest, taxes and depreciation and amortization (“EBITDA”) and other adjustments. In addition, we are required to comply with a Consolidated Interest Coverage Ratio covenant. The Consolidated Interest Coverage Ratio is defined as consolidated EBITDA and other adjustments to consolidated interest charges paid in cash.
At December 31, 2025, we were in compliance with all covenants under the 2025 Credit Facilities. However, there is no assurance that we will continue to be in compliance with all the covenants in future periods.
The 2025 Credit Facilities’ agreements contain a number of significant restrictions and covenants that limit our ability, among other things, to incur additional indebtedness, to create liens, to make certain payments, to make certain investments, to engage in transactions with affiliates, to sell certain assets or enter into mergers.
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
A breach of any covenant in the 2025 Credit Facilities could result in a default under the 2025 Credit Facilities. A default, if not waived, could result in acceleration of the debt outstanding under the agreement. A default could permit our lenders to foreclose on any of our assets securing such debt. Even if new financing were available at that time, it may not be on terms or amounts that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, results of operations and financial condition could be materially and adversely affected.
The typical trading volume of our common stock may affect an investor’s ability to sell significant stock holdings in the future without negatively impacting stock price.
The level of trading activity of our common stock may vary daily and typically represents only a small percentage of outstanding shares. As a result, a stockholder who sells a significant amount of shares in a short period of time could negatively affect our share price.
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
We currently generate the majority of our revenues from customers in the aerospace and defense industry. Our business depends, in part, on the level of new military and commercial aircraft orders. As a result, we have significant sales to certain customers. Sales to The Boeing Company (“Boeing”), which now includes Spirit AeroSystems Holdings, Inc. (“Spirit”), based on Boeing’s December 8, 2025 announcement confirming the closing of its acquisition of all of Spirit’s Boeing-related commercial operations, comprise a significant portion of our commercial aerospace end-use market in 2025. A significant portion of our net sales in our military and space end-use markets are made under subcontracts with original equipment manufacturers (“OEMs”), pursuant to their prime contracts with the U. S. Government. We had significant sales in 2025 to Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), RTX Corporation (“RTX”), and TransDigm Group Inc. (“TransDigm”), which completed its acquisition of the Simmonds Precision Products, Inc. business of Goodrich Corporation from RTX Corporation based on TransDigm’s announcement on October 6, 2025, in our defense technologies end-use market.
Our customers may experience delays in the launch and certification of new products, labor strikes, diminished liquidity or credit unavailability, weak demand for their products, or other difficulties in their business. In addition, shifts in government spending priorities have caused and may continue to cause additional uncertainty in the placement of orders.
Our revenues from our top ten customers, which represented 61% of our total 2025 net revenues, were diversified over a number of different aerospace and defense products. Any significant change in production rates by these customers would have a material effect on our results of operations and cash flows. There is no assurance that our current significant customers will continue to buy products from us at current levels, or that we will retain any or all of our existing customers, or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers. This risk may be further complicated by pricing pressures, competition prevalent in our industry and other factors. A significant reduction in sales to any of our major customers, the loss of a major customer, or a default of a major customer on accounts receivable could have a material adverse impact on our financial results.
Boeing was one of our largest customers in 2025, and the 737 MAX was one of our highest commercial end use market revenue platforms. In early January 2024, the Federal Aviation Administration (“FAA”) initiated an investigation into Boeing’s quality control system, which was followed by the agency announcing actions to increase its oversight of Boeing as well as not approving production rate increases or additional production lines for the 737 MAX until it was satisfied that Boeing attained full compliance with required quality control procedures. Subsequently, in July 2024, Boeing pleaded guilty to conspiracy fraud charges, which may result in additional external oversight on its manufacturing and quality control processes. More recently, Boeing announced the FAA has cleared Boeing’s plan to raise 737 MAX production from 38 airplanes to 42 airplanes per month. Revenue growth with our other commercial customers, including Airbus SE (“Airbus”), and continued solid demand from defense OEMs (also known as prime contractors) have helped to mitigate a significant portion of this risk for the time being. However, the industry remains vulnerable to various developments including fuel spikes, inflationary forces, supply chain issues, and elevated high interest rates.
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
We derive a significant portion of our business from customers whose principal sales are to the U.S. Government. Accordingly, the success of our business depends upon government spending generally or for specific departments or agencies. Such spending, among other factors, is subject to the uncertainties of governmental appropriations and national defense policies and priorities, constraints of the budgetary process, timing and potential changes in these policies and priorities, and the adoption of new laws or regulations or changes to existing laws or regulations.
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
Further, the levels of U.S. Department of War (“U.S. DoW”) spending in future periods are difficult to predict and are impacted by numerous factors such as the political environment, U.S. foreign policy, macroeconomic conditions and the ability of the U.S. Government to enact relevant legislation such as the authorization and appropriations bills. For instance, during the U.S. Government shutdown between October 1, 2025 and November 12, 2025, the U.S. Government enacted a continuing resolution (“CR”) to keep the government funded through January 30, 2026 at FY25 levels while the Congress works to enact full year fiscal year 2026 (“FY26”) legislation for the remaining appropriation bills to avoid another government shutdown. Subsequently, on February 3, 2026, President Trump signed into law, a funding package to end the brief U.S. Government shutdown. The legislation will ensure full year funding for the federal government through the end of September 2026, with the lone exception of funding for the Department of Homeland Security. We, and a number of our customers rely on the U.S. Government in various aspects of our defense and commercial businesses. In the event of a future shutdown, requirements to furlough employees in the U.S. DoW or other government agencies could result in payment delays, the inability to obtain export licenses, impair our ability to perform work on existing contracts or otherwise impact our operations, negatively impact future orders, and/or cause other disruptions or delays.
The U.S. Government could experience a disruption to its operations and/or payments in 2026 as a result of the U.S. Treasury exhausting extraordinary measures after reaching its debt limit. For instance, the U.S. Government discretionary spending in FY24 and FY25, including defense spending, was capped by the Fiscal Responsibility Act of 2023 (“FRA23”). These potential disruptions, and any other broader macroeconomic impacts, could affect our current programs and contracts and have a material effect on our financial position, results of operations and/or cash flows.

Exports of certain of our products and our production facility in Guaymas, Mexico are subject to various export control regulations and authorizations, and we may not be successful in obtaining the necessary U.S. Government approvals and related export licenses for proposed sales to certain foreign customers.
We must comply with numerous laws and regulations relating to the export of some of our products before we are permitted to sell or manufacture those products outside the United States. Compliance often entails the submission and timely receipt of the necessary export approvals, licenses, or authorizations from the U.S. Government. Over the last several years, the U.S. export licensing environment for munitions has been adversely affected by a number of factors, including, but not limited to, the changing geopolitical environment and heightened tensions with other countries (which shift and evolve over time). Moreover, in the event Congress is unable to enact legislation to fund appropriations bills and avoid another government shutdown in the future, our ability to obtain required export licenses could be negatively impacted. Accordingly, we can give no assurance that we will be successful in obtaining, in a timely manner or at all, the approvals, licenses or authorizations we need to sell or manufacture our products outside the United States, which may result in the cancellation of orders and significant penalties to our customers if we do not make deliveries and fulfill our contractual commitments. Any significant delay in, or impairment of, our ability to sell products outside of the United States could have a material adverse effect on our business, financial condition and results of operations.
Risks associated with existing and new tariffs imposed by the U.S. administration or foreign governments potentially impacting the operation and conduct of our business outside the United States, including our production facility in Mexico, and the sale of products to customers outside the United States.
Since February 2025, the U.S. government has issued several executive orders (“Executive Orders”), under various statutes, imposing tariffs on imports from most countries with whom the U.S. engages in trade. As such, during 2025, the United States reached bilateral trade agreements that recognize tariff-free trade of products within the scope of the World Trade Organization Agreement on Trade in Civil Aircraft with the United Kingdom, Japan, and the European Union. Moreover, the United States applies a diverse range of reciprocal tariffs to imports originating from countries that have not concluded bilateral trade agreements with the United States. On February 20, 2026, the U.S. Supreme Court struck down the sweeping tariffs that the U.S. government had imposed through the Executive Orders issued pursuant to International Emergency Economic Powers Act (“IEEPA”) of 1977. However, the U.S. government subsequently imposed a global tariff of 10% (which could potentially increase to 15%) that went into effect on February 24, 2026, and which would be effective for 150 days unless they are extended by the U.S Congress.
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
The inability to obtain raw materials and equipment from suppliers could harm our business.
We are affected by the availability and price of raw materials and equipment that we use to manufacture our products. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ ability to adjust delivery of long-lead time products, especially during times of volatile demand. Our supply chain could be disrupted by external events such as governmental actions pertaining to tariffs, legislative or regulatory changes, labor disputes, and pandemics. For example, tariffs, duties or other trade policy changes affecting the import or export of raw materials and equipment could increase costs or limit the availability of critical inputs to our business. As a result, our suppliers may fail to provide the raw materials and/or equipment we require to fulfill our customer contracts, which could result in reduced revenues and profits, contract penalties or terminations, and damage to our customer relationships and reputation. Further, if we are unable to pass along the increased costs to our customers, it could have a material impact on our financial position, results of operations and/or cash flows.

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
If the U.S. Government terminates a contract for convenience, the counterparty with whom we have contracted may terminate its subcontract with us. As a result of any such termination, whether on a direct government contract or subcontract, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the U.S. Government terminates a direct contract with us for default, we may not even recover those amounts and instead may be liable for excess costs incurred by the U.S. Government in procuring undelivered items and services from another source.
In addition, the U.S. Government is typically required to open all programs to competitive bidding and, therefore, may not automatically renew any of its prime contracts. If one or more of our customers’ government prime or subcontracts is terminated or canceled, our failure to replace sales generated from such contracts would result in lower revenues and could have an adverse effect on our business, results of operations and financial condition.
Further consolidation in the aerospace industry could adversely affect our business and financial results.
The aerospace and defense industry has and continues to experience significant consolidation, including with respect to our customers, competitors and suppliers. Specifically, consolidation among our customers may result in delays in the awarding of new contracts and losses of existing business; consolidation among our competitors may result in larger competitors with greater resources and market share, which could adversely affect our ability to negotiate reasonable contractual terms and compete successfully; and consolidation among our suppliers may result in fewer sources of supply and increased cost to us.
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
•the failure to achieve anticipated synergies and/or future revenue growth;
•unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations or that are not subject to indemnification or reimbursement by the seller; and
•management and other personnel having their time and resources diverted to evaluate, negotiate and integrate acquisitions.
We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and may experience business disruptions associated with restructuring, footprint consolidations, realignment, cost reduction, and other strategic initiatives.
In recent years, we have implemented a number of restructuring, realignment, and cost reduction initiatives, including footprint consolidations, organizational realignments, and reductions in our workforce. While we have realized some efficiencies from these actions, we may not realize the benefits of these initiatives to the extent we anticipated. Further, such benefits may be realized later than expected, and the ongoing difficulties in implementing these measures may be greater than anticipated, which could cause us to incur additional costs or result in business disruptions. In addition, if these measures are not successful or sustainable, we may have to undertake additional realignment and cost reduction efforts, which could result in significant additional charges. Moreover, if our restructuring and realignment efforts prove ineffective, our ability to achieve our other strategic and business plan goals, such as our VISION 2027 game plan for investors, may be adversely impacted.
As we move up the value chain to become a more value added supplier, enhanced design, product development, manufacturing, supply chain project management and other skills will be required.
We may encounter difficulties as we execute our growth strategy to move up the value chain to become a more value added supplier of more complex assemblies. Difficulties we may encounter include, but are not limited to, the need for enhanced and expanded product design skills, enhanced ability to control and influence our suppliers, enhanced quality control systems and infrastructure, enhanced large-scale project management skills, and expanded industry certifications. Assuming incremental project design responsibilities would require us to bear additional risk in developing cost estimates and could expose us to increased risk of losses. Moreover, there can be no assurance that we will be successful in obtaining the enhanced skills required to move up the value chain or that our customers will outsource such functions to us.
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
•difficulties repatriating funds or restrictions on cash transfers; and
•potential for new and/or increase in tariffs imposed on imports by the U.S. administration that may affect our ability to import raw materials into the U.S. and finished goods from our leased manufacturing facility in Mexico and increase the cost of such imports.
While the impact of these factors is difficult to predict, we believe any one or more of these factors could have a material adverse effect on our financial results.
Customer pricing pressures could reduce the demand and/or price for our products and services.
The markets we serve are highly competitive and price sensitive. We compete worldwide with a number of domestic and international companies that have substantially greater manufacturing, purchasing, marketing and financial resources than we do, which could exert downward pressure on the prices we are able to charge for our products. Additionally, many of our customers have the in-house capability to fulfill their manufacturing requirements, which could reduce the demand for our products. Our larger competitors may be able to compete more effectively for very large-scale contracts than we can by providing different or greater capabilities or benefits such as technical qualifications, past performance on large-scale contracts, geographic presence, price and availability of key professional personnel. If we are unable to successfully compete for new business, our net revenues growth and operating margins may decline.
Some of our major customers have completed extensive cost containment efforts and we expect continued pricing pressures in 2026 and beyond. Competitive pricing pressures may have an adverse effect on our financial condition and operating results. Further, there can be no assurance that competition from existing or potential competitors in other segments of our business will not have a material adverse effect on our financial results. If we do not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet our financial obligations may be materially compromised.
Our products and processes are subject to risk of obsolescence as a result of changes in technology and evolving industry and regulatory standards.
The future success of our business depends in large part upon our and our customers’ ability to maintain and enhance technological capabilities, develop and market manufacturing services that meet changing customer needs and successfully anticipate or respond to technological advances in manufacturing processes such as the incorporation of artificial intelligence and other disruptive technologies on a cost-effective and timely basis, while meeting evolving industry and regulatory standards. To address these risks, we invest in product design and development and incur related capital expenditures. There can be no guarantee that our product design and development efforts will be successful, that funds required to be invested in product design and development or incurred as capital expenditures will not increase materially in the future, or that our products and processes will satisfy evolving regulatory standards.
We may not have the ability to renew facilities leases on terms favorable to us and relocation of operations presents risks due to business interruption.
Certain of our manufacturing facilities and offices are leased and have lease terms that expire between 2026 and 2038. The majority of these leases include options to extend at the fair market rental rate upon expiration of their original terms, which, if renewed, could be significantly higher than our current rental rates. We may be unable to offset these cost increases by charging more for our products and services. Furthermore, economic conditions may continue to negatively impact and create greater pressure in the commercial real estate market, causing higher incidences of landlord default and/or lender foreclosure of properties, including properties occupied by us. While we maintain certain non-disturbance rights in most cases, it is not certain that such rights will in all cases be upheld and our continued right of occupancy in such instances could be potentially jeopardized. An occurrence of any of these events could have a material adverse effect on our financial results.
Additionally, if we choose to move any of our operations, those operations may be subject to additional relocation and recertification costs and associated risks of business interruption.
LEGAL, REGULATORY, TAX, AND ACCOUNTING RISKS
We may be subject to litigation, other legal proceedings and indemnity claims, and, if any of these are resolved adversely against us in amounts that exceed the limits of our insurance coverage, it could have a material adverse effect on our business, financial condition, and results of operations.
From time to time, we and our subsidiaries are involved in various legal and other proceedings that are incidental to the conduct of our business. Any litigation, other legal proceedings or indemnity claims could result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines that may exceed our insurance coverage limits, or we may decide to settle on similarly unfavorable terms, any of which could adversely affect our business, financial condition, and results of operations. For instance, on October 17, 2025, we entered into a settlement agreement (“Settlement Agreement”) to resolve the Guaymas fire litigation (“Guaymas Fire Litigation”) against us. The Settlement Agreement provided for, among other things, the final dismissal of the Guaymas Fire Litigation with prejudice and a release of claims against us in exchange for the issuance of a payment of $150.0 million, $56.0 million of which was funded by our insurance carriers. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. See Note 13 and Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
Product liability claims in excess of insurance could adversely affect our financial results and financial condition.
We face potential liability for property damage, personal injury, or death as a result of the failure of products designed or manufactured by us. Although we currently maintain product liability insurance (including aircraft product liability), any material product liability not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows.
We are subject to extensive regulation and audit by the Defense Contract Audit Agency.
The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. Government contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. DoW. Such audits and reviews could result in adjustments to our contract costs and profitability. However, we cannot ensure the outcome of any future audits and adjustments may be required to reduce net sales or profits upon the completion and final negotiation of such audits. If any audit or review were to uncover inaccurate costs or improper activities, we could be subject to penalties and sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from conducting future business with the U.S. Government. Any such outcome could have a material adverse effect on our financial results.
Our operations are subject to numerous extensive, complex, costly and evolving laws, regulations and restrictions, including cybersecurity requirements, and failure to comply with these laws, regulations and restrictions could subject us to penalties and sanctions that could harm our business.
Prime contracts with our major customers that have contracts with various agencies of the U.S. Government are subject to numerous laws, regulations and certifications, which affect how we do business with our customers and may impose added costs to our operations. As a result, our business and contracts are subject to numerous extensive, complex, costly and evolving laws, regulations and restrictions, principally by the U.S. Government or its agencies. These laws, regulations and restrictions govern items including, but not limited to, the formation, administration and performance of U.S. Government contracts, disclosure of cost and pricing data, civil penalties for violations of false claims to the U.S. Government for payment, defining reimbursable costs, establishing ethical standards for the procurement process, controlling the import and export of defense articles and services, and cybersecurity requirements, such as Cybersecurity Maturity Model Certification (“CMMC”).
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
In addition, the U.S. Government may revise its procurement practices or adopt new contract rules and regulations at any time, including increased usage of fixed-price contracts, procurement reform, and compliance with cybersecurity requirements. Such changes could impair our ability to obtain new contracts or subcontracts or renew contracts or subcontracts under which we currently perform when those contracts expire and are subsequently opened for competitive bidding. Any new contracting methods could be costly or administratively difficult for us to implement and could adversely affect our future net revenues.
In addition, our international operations subject us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and other similar antibribery laws, and the anti-boycott provisions of the U.S. Export Administration Act. Changes in regulations or political environments may affect our ability to obtain export licenses to deliver products to our international customers, and conduct business in foreign markets including investment, procurement and repatriation of earnings. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in certain liabilities and could possibly result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on our financial results.
We are subject to a number of procurement laws and regulations. Our business and our reputation could be adversely affected if we fail to comply with these laws.
We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of specific laws and regulations by us, our employees, or others working on our behalf, such as a supplier or a venture partner, could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or services and civil or criminal investigations or proceedings.
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
Goodwill is tested for impairment on an annual basis as of the first day of our fiscal fourth quarter or more frequently if events or circumstances occur which could indicate potential impairment. In assessing the recoverability of goodwill, management is required to make certain critical estimates and assumptions. These estimates and assumptions include projected revenue levels, including the addition of new customers, programs or platforms and increased content on existing programs or platforms, improvements in manufacturing efficiency, and reductions in operating costs. Due to many variables inherent in the estimation of a business’s fair value and the relative size of our recorded goodwill, changes in estimates and assumptions may have a material effect on the results of our impairment analysis. If any of these or other estimates and assumptions are not realized in the future, or if market multiples decline, we may be required to record an impairment charge for goodwill.

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
Our goodwill and other intangible assets as of December 31, 2025 were $377.4 million, or 32% of total assets. If our goodwill and/or other assets are impaired, it could have an adverse effect on our results of operations and financial condition. See “Goodwill and Other Intangible Assets” in Note 7 of our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
Environmental liabilities could adversely affect our financial results.
We are subject to various federal, local, and foreign environmental laws and regulations, including those relating to the use, storage, transport, discharge and disposal of hazardous and non-hazardous chemicals and materials used and emissions generated during our manufacturing process. We do not carry insurance for these potential environmental liabilities. Any failure by us to comply with present or future regulations could subject us to future liabilities or the suspension of production, which could have a material adverse effect on our financial results. Moreover, some environmental laws relating to contaminated sites can impose joint and several liability retroactively regardless of fault or the legality of the activities giving rise to the contamination. Compliance with existing or future environmental laws and regulations may require extensive capital expenditures, increase our cost or impact our production capabilities. Even if such expenditures are made, there can be no assurance that we will be able to comply. We have been directed to investigate and take corrective action for soil and groundwater contamination at certain sites and our ultimate liability for such matters will depend upon a number of factors. See Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
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
As of December 31, 2025, we employed 2,130 people. One of our performance centers is party to a collective bargaining agreement, covering 282 full time hourly employees, which will expire in April 2028. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, if we are unable to negotiate acceptable collective bargaining agreements with the unions or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.
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
We rely on numerous third-party suppliers for raw materials and a large proportion of the components used in our production process. Certain of these raw materials and components are available only from single sources or a limited number of suppliers, or similarly, customers’ specifications may require us to obtain raw materials and/or components from a single source or certain suppliers. Many of our suppliers are small companies with limited financial resources and manufacturing capabilities, and we do not currently have the ability to manufacture these components ourselves. These and other factors, including the impact from import tariffs, the loss of a critical supplier or raw materials and/or component shortages, could cause disruptions or cost inefficiencies in our operations. Additionally, our competitors that have greater direct purchasing power, may have product cost advantages which could have a material adverse effect on our financial results.
GENERAL RISKS
Cybersecurity attacks, internal system or service failures may adversely impact our business and operations.
Any system or service disruptions, including those caused by projects to improve our information technology systems and manufacturing processes, if not anticipated and appropriately mitigated, could disrupt our business and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. Like other public companies, our computer systems and those of our third party vendors and service providers are regularly subject to, and will continue to be the target of systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Cybersecurity threats are evolving and include, but are not limited to, malicious software, unauthorized attempts to gain access to sensitive, confidential or otherwise protected information related to us or our products, our employees, customers or suppliers, or other acts that could lead to disruptions in our business, which risk may be heightened by the increased prevalence and use of artificial intelligence. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, such cybersecurity attacks may result in a significant ransom demand. Further, the failure or disruption of our communications or ability to procure power from utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption which would adversely affect our business, results of operations and financial condition.
We may be unable to adequately protect or enforce our intellectual property rights.
Our intellectual property rights may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. As patents expire, we could face increased competition, which could negatively impact our operating results. Infringement of our intellectual property and other proprietary rights by a third party, or copying of our technology in countries where we do not hold patents, could result in uncompensated lost market and revenue opportunities. We cannot be certain that the measures we have implemented will prevent our intellectual property from being misappropriated, improperly disclosed, challenged, invalidated, or circumvented, particularly in countries where intellectual property rights are not highly developed or protected. For example, competitors may avoid infringement liability by developing non-infringing competing technologies or by effectively concealing infringement. We may need to spend significant resources monitoring and enforcing our intellectual property rights, and we may not be aware of or able to detect or prove infringement by third parties. Our ability to enforce our intellectual property rights is subject to litigation risks, as well as uncertainty as to the protection and enforceability of those rights in some countries. If we seek to enforce our intellectual property rights, we may be subject to claims that those rights are invalid or unenforceable, and others may seek counterclaims against us, which could have a negative impact on our business. In addition, changes in intellectual property laws or their interpretation may impact our ability to protect and assert our intellectual property rights, increase costs and uncertainties in the prosecution of patent applications and enforcement or defense of issued patents, and diminish the value of our intellectual property. If we do not protect and enforce our intellectual property rights successfully, or if they are misappropriated, circumvented, invalidated, or rendered obsolete by the rapid pace of technological change, it could have an adverse impact on our competitive position and our operating results.
Assertions by third parties that we violated their intellectual property rights could have a material adverse effect on our business, financial condition, and results of operations.
Third parties may claim that we, our customers, licensees, vendors, licensors, or parties indemnified by us are infringing upon or otherwise violating their intellectual property rights. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours.
Any claims that we violated a third party’s intellectual property rights can be time consuming and costly to defend and distract management’s attention and resources, even if the claims are without merit. Such claims may also require us to redesign affected products and services, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or providing or using the affected products and services. Even if we have an agreement to indemnify us against such costs, the indemnifying party may not have sufficient financial resources or otherwise be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on favorable terms or cannot or do not substitute similar technology from another source, our revenue and earnings could be adversely impacted.
Damage or destruction of our facilities caused by storms, earthquake, fires or other causes could adversely affect our financial results and financial condition.
We have operations located in regions of the U.S. and Mexico that may be exposed to damaging storms, earthquakes, fires and other natural disasters. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance, we do not carry any earthquake insurance due to its prohibitive cost and because many of our properties are located in Southern California, an area subject to earthquake activity. Our California performance centers generated $189.8 million in net revenues during 2025. Even if covered by insurance, any significant damage or destruction of our facilities due to storms, earthquakes, fires or other natural disasters could result in our inability to meet customer delivery schedules and may result in the loss of customers, the termination of previously awarded contracts and impose significant additional costs on us. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations. See the “Guaymas Performance Center Fire” discussion of a fire in June 2020 which severely damaged our Guaymas, Mexico performance center in Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
We have an enterprise-wide approach to addressing cybersecurity risk, including input and participation from management and support from our Information Technology (“IT”) Steering Committee that is comprised of our Senior Vice President Electronic and Structural Systems, Chief Financial Officer, General Counsel, Chief Human Resources Officer, Vice President Supply Chain Management, Vice President Engineered Products Group, and Chief Information Security Officer (Head of IT and Cybersecurity or “CISO”). Our cybersecurity risk management program leverages the National Institute of Standards and Technology (“NIST”) Framework which is augmented with Cybersecurity Maturity Model Certification (“CMMC”) components to meet our particular needs. We regularly assess the threat landscape and take a holistic view of the cybersecurity risks, with a layered cybersecurity strategy based on protection, detection, and mitigation. Our IT security team, which is comprised of internal resources, reviews enterprise risk management-level cybersecurity risks at least annually.
Our CISO is responsible for developing, implementing, and maintaining our information security strategy and program, as well as reporting various cybersecurity risk matters to our IT Steering Committee, and the Board’s Innovation Committee. The Innovation Committee is a subset of the full Board of Directors which receive regular updates on our cybersecurity program.
Our CISO has over 19 years of experience leading cybersecurity oversight for several companies and is updated on cyber events related to the monitoring, prevention, detection, mitigation, and remediation efforts from our IT security team. The IT security team have broad cybersecurity expertise or industry certifications and are knowledgeable in the use of cybersecurity tools and software. In addition, third-party cybersecurity services are used to augment our in-house capabilities, as needed.

We continue to expand investments in IT security, including additional end-user security awareness training, using layered defenses, identifying and protecting critical systems, strengthening monitoring and alerting, and engaging experts as needed. We also use an industry standard risk quantification model to identify, measure, and prioritize cybersecurity risks. This, in turn, helps us develop and implement effective security controls and technology defenses. In addition, all members of management and employees with assigned e-mail boxes complete various cybersecurity awareness training on a regular basis. Further, we perform periodic simulations and tabletop exercises with the IT security team as well as with our executive team. Our assessment of risks associated with the use of third-party providers is on a limited basis and is part of our current overall cybersecurity risk management approach. As cybersecurity threats and attacks are becoming more sophisticated, we will modify and enhance our cybersecurity program as needed.
As a defense contractor, we must also comply with extensive regulations, including requirements imposed by the Defense Federal Acquisition Regulation Supplement (“DFARS”) related to adequately safeguarding controlled unclassified information (“CUI”). The Department of War (“DoW”) requires defense contractors to comply with its CMMC program for contracts that mandate the requirement. We are incorporating the requirements of the CMMC program into our overall cybersecurity program and anticipate we will be in position to meet such requirements by the time it becomes fully rolled out to all contracts in 2028.
To date, we do not believe risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. See “Cybersecurity attacks, internal system or service failures may adversely impact our business and operations” in Risk Factors included in Part I, Item 1A of this Form 10-K. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding our internal systems, implementing additional threat protection measures, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with third-parties, as well as incurring significant reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventive measures. For more information regarding the risks we face from cybersecurity threats, please see “Cybersecurity attacks, internal system or service failures may adversely impact our business and operations” in Risk Factors included in Part I, Item 1A of this Form 10-K.
ITEM 2. PROPERTIES
Our headquarters are located in Costa Mesa, California. As of December 31, 2025, we owned or leased facilities and land for corporate functions and manufacturing at locations throughout the United States and a manufacturing location outside the United States. We believe our existing facilities are suitable and adequate for our present purposes. Each of our reportable segments uses each of these facilities.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol DCO. As of December 31, 2025, we had 119 holders of record of our common stock. We have not paid any dividends since the first quarter of 2011 and we do not expect to pay dividends for the foreseeable future.

See “Part III, Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” for information relating to shares to be issued under equity compensation plans.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Performance Graph
The following is not deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.
The following graph compares the yearly percentage change in our cumulative total shareholder return with the cumulative total return of the Russell 2000 Index and the median of our 2026 Proxy Statement peers (1) (“Median of Peers”) over a five-year period, assuming the reinvestment of any dividends. The graph is not necessarily indicative of future price performance:
(1) Includes AAR Corp, AeroVironment, Inc., Albany International Corp., Astronics Corporation, Barnes Group Inc., Crane Company, ESCO Technologies Inc., Hexcel Corporation, Kratos Defense & Security Solutions, Inc., Mercury Systems, Inc., RBC Bearings Incorporated, Standex International Corporation, and Triumph Group, Inc.

ITEM 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Ducommun Incorporated (“Ducommun,” “the Company,” “we,” “us” or “our”) is a leading designer and manufacturer of and provider of manufacturing solutions for high-performance products often used in high-cost-of failure applications primarily in the aerospace and defense (“A&D”), industrial, medical, and other industries (collectively, “Industrial”). Ducommun differentiates itself as a full-service solution-based provider, offering innovative, value-added proprietary products and manufacturing solutions to our customers in our primary businesses of electronics, structures and integrated solutions. We operate through two primary business segments: Electronic Systems and Structural Systems, each of which is a reportable segment.
Economic Environment
The Boeing Company
In its 2025 Annual Report on Form 10-K, The Boeing Company (“Boeing”) indicated that in 2025, global air traffic expanded to near historical trend rates on an annual basis. The growth occurred despite a lower than usual contribution from the North America market, which had stagnant demand, particularly in the low-cost space. International demand outpaced domestic demand on an annual basis as the international demand continue to build on the recovery momentum from 2024, including in China, lifting demand for wide-body airplanes. Based on these trends, both single-aisle and wide-body demand remain above current industry supply levels. Overall, Boeing is experiencing strong demand from their airplane customers globally.
Boeing was one of our largest customers in 2025, and the 737 MAX was one of our highest commercial end use market revenue platforms. In early January 2024, the Federal Aviation Administration (“FAA”) initiated an investigation into Boeing’s quality control system, which was followed by the agency announcing actions to increase its oversight of Boeing as well as not approving production rate increases or additional production lines for the 737 MAX until it was satisfied that Boeing attained full compliance with required quality control procedures. Subsequently, in July 2024, Boeing pleaded guilty to conspiracy fraud charges, which may result in additional external oversight on its manufacturing and quality control processes. More recently, Boeing announced that the FAA cleared Boeing’s plan to raise 737 MAX production from 38 airplanes to 42 airplanes per month.
Since Boeing is one of our largest customers, if Boeing is unable to meet the full compliance of the FAA’s required quality control procedures, and/or recover from the impact of a labor strike, which extended from early August 2025 to mid-November 2025, in the near term, it could have a material adverse impact on our business, results of operations and financial condition. See Risk Factors included in Part I, Item 1A of this Annual Report on Form 10-K (“Form 10-K”).
Airbus SE
Airbus SE (“Airbus”) is aligned with Boeing’s view on international demand as its Global Services Forecast for Asia-Pacific (including China and India) anticipates that total services demand in the region will grow at a 5.2% compound annual growth rate through 2044, reaching an estimated market value of $138.7 billion. This sustained growth is expected to be underpinned by expanding air traffic and fleet growth. The region is also expected to remain the world’s fastest growing air travel market, with passenger traffic expected to rise by 4.4% annually, well above the global average of 3.6%.
U.S. Government Tariffs
Since February 2025, the U.S. government has issued several executive orders (“Executive Orders”), under various statutes, imposing tariffs on imports from most countries with whom the U.S. engages in trade. As such, during 2025, the United States reached bilateral trade agreements that recognize tariff-free trade of products within the scope of the World Trade Organization Agreement on Trade in Civil Aircraft with the United Kingdom, Japan, and the European Union. Moreover, the United States applies a diverse range of reciprocal tariffs to imports originating from countries that have not concluded bilateral trade agreements with the United States. On February 20, 2026, the U.S. Supreme Court struck down the sweeping tariffs that the U.S. government had imposed through the Executive Orders issued pursuant to International Emergency Economic Powers Act (“IEEPA”) of 1977. However, the U.S. government subsequently imposed a global tariff of 10% (which could potentially increase to 15%) that went into effect on February 24, 2026, and which would be effective for 150 days unless they are extended by the U.S Congress.

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
U.S. Government Budget
On October 1, 2025, Congress failed to reach an agreement on funding the federal government, resulting in a shutdown until an agreement is reached. This resulted in the disruption of non-essential government services, with over hundreds of thousands of federal employees being furloughed or working without pay.
On November 12, 2025, the U.S. Government enacted a continuing resolution (“CR”) to keep the government funded through January 30, 2026 while Congress works to enact full year fiscal year 2026 (“FY26”) remaining appropriation bills or an additional CR to fund government departments and agencies after January 30, 2026. In addition, on January 7, 2026, President Trump called for increasing the FY27 U.S. military budget to $1.5 trillion, significantly higher than the $901 billion approved by Congress for FY26. However, such increase in the military budget would require congressional authorization.
On February 3, 2026, President Trump signed into law a funding package to end the brief U.S. Government shutdown. The legislation will ensure full year funding for the federal government through the end of September 2026, with the lone exception of funding for the Department of Homeland Security.
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
The OBBBA also provides a supplementary $156 billion to the DoW for obligations through 2029.
Executive Order Regarding Modernizing Defense Acquisitions
On April 9, 2025, the U.S. government issued an executive order requiring, among other things, a DoW review of its Major Defense Acquisition Programs to identify those programs that are 15% behind schedule, 15% over budget, unable to meet key performance parameters, or unaligned with the Secretary of Defense’s mission priorities for potential cancellation. Although Ducommun does not, at this time, believe the Executive Order will have a material impact on our business or results of operations, the longer-term ramifications, if any, to Ducommun will depend on a variety of factors including the formulation and implementation of the review criteria in the order, the review timeline, the Secretary of Defense’s mission priorities, and future budget determinations based on the results of such review.
Guaymas Fire - Developments
A neighboring, non-related manufacturing facility also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center in June 2020, and in November 2023, the occupant of the neighboring facility filed suit against us in U.S. District Court for the Central District of California (the “District Court”) seeking unspecified amounts for damages relating to the fire (the “Guaymas Fire Litigation”). Subsequent to our quarter ended September 27, 2025, on October 17, 2025, we entered into a settlement agreement (the “Settlement Agreement”) to resolve the Guaymas Fire Litigation against us. The Settlement Agreement provides for, among other things, the final dismissal of the Guaymas Fire Litigation against us with prejudice and a release of claims against us in exchange for us issuing a payment of $150.0 million, $56.0 million of which we expected at that time to be funded by our insurance carriers.
On October 9, 2025, we also settled an ancillary subrogation claim related to the Guaymas fire for $1.4 million.

Subsequent to the fiscal year ended December 31, 2025, on January 7, 2026, we entered into a binding confidential agreement (“Confidential Agreement”) to resolve an additional subrogation claim (“Additional Subrogation Claim”) against us related to the Guaymas fire. The Confidential Agreement provides for, among other things, the final dismissal of the Additional Subrogation Claim and a release of all claims against us, with prejudice, in exchange for us issuing a payment of $4.0 million. We do not believe there are any remaining subrogation or other claims relating to the Guaymas fire at this time other than by an insurer of the plaintiff in the Guaymas Fire Litigation based in Mexico for payments issued to its insured for damages allegedly incurred in the Guaymas fire, which we believe to be time barred.
See Note 1 and Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.

Recap for the year ended December 31, 2025:
•Net revenues of $824.7 million
•Net loss of $33.9 million, or 4.1% of net revenues, or $2.27 per share
•Adjusted EBITDA of $135.6 million, or 16.4% of net revenues

RESULTS OF OPERATIONS
2025 Compared to 2024
The following table sets forth net revenues, selected financial data, the effective tax (benefit) rate and diluted (loss) earnings per share:

	(Dollars in thousands, except per share data) Years Ended December 31,
	2025	% of Net Revenues	2024	% of Net Revenues
Net Revenues	$824,730	100.0%	$786,551	100.0%
Cost of Sales	603,115	73.1%	589,286	74.9%
Gross Profit	221,615	26.9%	197,265	25.1%
Selling, General and Administrative Expenses	144,377	17.5%	138,610	17.7%
Restructuring Charges	2,237	0.3%	6,444	0.8%
Litigation Settlement and Related Costs, Net	107,305	13.0%	—	—%
Operating (Loss) Income	(32,304)	(3.9)%	52,211	6.6%
Interest Expense	(12,676)	(1.5)%	(15,304)	(1.8)%
Loss on Extinguishment of Debt	(581)	(0.1)%	—	—%
Other Income, Net	1,746	0.2%	—	—%
(Loss) Income Before Taxes	(43,815)	(5.3)%	36,907	4.8%
Income Tax (Benefit) Expense	(9,877)	nm	5,412	nm
Net (Loss) Income	$(33,938)	(4.1)%	$31,495	4.0%

Effective Tax Rate	22.5%	nm	14.7%	nm
Diluted (Loss) Earnings Per Share	$(2.27)	nm	$2.10	nm
nm = not meaningful
Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during 2025 and 2024, respectively, were as follows:

		(Dollars in thousands) Years Ended December 31,		% of Net Revenues
	Change	2025	2024	2025	2024
Consolidated Ducommun
Military and space	$59,957	$479,902	$419,945	58.2%	53.4%
Commercial aerospace	(24,796)	308,318	333,114	37.4%	42.3%
Industrial	3,018	36,510	33,492	4.4%	4.3%
Total	$38,179	$824,730	$786,551	100.0%	100.0%

Electronic Systems
Military and space	$43,650	$351,146	$307,496	75.9%	71.3%
Commercial aerospace	(15,349)	75,026	90,375	16.2%	20.9%
Industrial	3,018	36,510	33,492	7.9%	7.8%
Total	$31,319	$462,682	$431,363	100.0%	100.0%

Structural Systems
Military and space	$16,307	$128,756	$112,449	35.6%	31.7%
Commercial aerospace	(9,447)	233,292	242,739	64.4%	68.3%
Total	$6,860	$362,048	$355,188	100.0%	100.0%

Net revenues for 2025 were $824.7 million compared to $786.6 million for 2024. The year-over-year increase was primarily due to the following:
•$60.0 million higher revenues in our military and space end-use markets due to higher rates on selected missile, classified program, rotary-wing aircraft, fixed-wing aircraft, and radar platforms; partially offset by
•$24.8 million lower revenues in our commercial aerospace end-use markets due to lower revenues from Boeing and in-flight entertainment, and lower rates on rotary-wing aircraft platforms.
In addition, revenues for our industrial end-use markets for 2025 increased $3.0 million compared to 2024 mainly due to restocking and last time buys.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Years Ended December 31,
	2025	2024
Boeing Company (1)	13.3%	13.9%
Lockheed Martin Corporation	4.2%	5.3%
Northrop Grumman Corporation	5.8%	6.4%
RTX Corporation (2)	17.9%	16.4%
Top ten customers (3)	60.7%	60.1%
(1) The Boeing Company (“Boeing”) completed its acquisition of all of Spirit Aerosystems Holdings, Inc.’s Boeing-related commercial operations, based on Boeing’s announcement on December 8, 2025.
(2) TransDigm Group Inc. (“TransDigm”) completed its acquisition of the Simmonds Precision Products, Inc. business of Goodrich Corporation from RTX Corporation (f/k/a Raytheon Technologies Corporation) (“RTX”), based on TransDigm’s announcement on October 6, 2025.
(3) Includes Boeing, Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), and RTX.
The revenues from Boeing, Lockheed, Northrop, and RTX are diversified over a number of commercial, military and space programs and some of which were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit margin increased to 26.9% in 2025 compared to 25.1% in 2024. The increase in gross margin percentage year-over-year was primarily due to lower other manufacturing costs and restructuring charges as a result of the completion of the wind down of our Monrovia performance center, and higher manufacturing volume.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $5.8 million in 2025 compared to 2024 primarily due to higher stock-based compensation expense of $6.7 million and higher other SG&A expenses of $1.2 million, partially offset by lower professional services fees of $2.3 million.
Restructuring Charges
Restructuring charges decreased $5.4 million (including the portion recorded in cost of sales, which decreased $1.2 million) in 2025 compared to 2024 primarily due to the completion of the restructuring plan that was approved and commenced in April 2022. See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
Litigation Settlement and Related Costs, Net
Litigation settlement and related costs, net increased $107.3 million in 2025 compared to 2024 primarily due to the litigation settlement with a neighboring, non-related manufacturing facility that also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center in June 2020 (“Guaymas Fire”). In addition, litigation settlement with two ancillary subrogation claims related to the Guaymas Fire. See Note 1 and Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.

Interest Expense
Interest expense decreased in 2025 compared to 2024 primarily due to lower interest rates along with a lower outstanding debt balance during the year, prior to the payments related to the litigation settlements during the three months ended December 31, 2025. See Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
Income Tax (Benefit) Expense
We recorded an income tax benefit of $9.9 million (an effective tax rate of 22.5%) in 2025, compared to an income tax expense of $5.4 million (an effective tax rate of 14.7%) in 2024. The change to income tax benefit from income tax expense for 2025 compared to 2024 was primarily due to a pre-tax loss, driven by litigation settlement and related costs, net of insurance recovery, in 2025 compared to a pre-tax income in 2024.
The pre-tax loss in 2025 resulted in the recognition of deferred tax assets for the benefits of the net operating loss carryforwards to be recognized in future years. Based on our expectation of future taxable income, we expect to realize the deferred tax assets and, thus, did not record valuation allowances against them.
Our unrecognized tax benefits were $5.0 million and $4.5 million in 2025 and 2024, respectively. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of December 31, 2025 and 2024 were not significant. If recognized, $2.8 million would affect the effective income tax rate.
We file U.S. Federal and state income tax returns. We are subject to examination by the Internal Revenue Service (“IRS”) for tax years after 2021 and by state taxing authorities for tax years after 2020. While we are no longer subject to examination prior to those periods, carryforwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”). Amongst other things, the OBBBA provides for several corporate tax provision changes including restoring the full expensing of qualified property placed in service after January 19, 2025, reinstating the immediate expensing of U.S. research and development expenditures paid or incurred for tax years beginning after December 31, 2024, and changes in the computations of U.S. taxation on international earnings for tax years beginning after December 31, 2025. We completed the initial assessment of the OBBBA corporate tax provisions as they relate to our financial statements for the year ended December 31, 2025. The enactment of the OBBBA did not have a material impact to our effective tax rate for the year ended December 31, 2025. However, the OBBBA decreased our cash tax liability for 2025. We will continue to evaluate the full impact of the OBBBA corporate tax provision changes as additional guidance becomes available.
Net (Loss) Income and (Loss) Earnings per Diluted Share
Net loss and loss per share for 2025 were $33.9 million, or $2.27 per share, respectively, compared to net income and earnings per diluted share for 2024 of $31.5 million, or $2.10 per diluted share, respectively. The decrease in net income in 2025 compared to 2024 was primarily due to higher litigation settlement and related costs, net of $107.3 million and higher SG&A expenses of $5.8 million, partially offset by higher gross profit of $24.4 million, lower income tax expense of $15.3 million, and lower restructuring charges of $5.4 million (including the portion recorded in cost of sales, which decreased $1.2 million).

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2025 and 2024:

	%	(Dollars in thousands) Years Ended December 31,		% of Net Revenues	% of Net Revenues
	Change	2025	2024	2025	2024
Net Revenues
Electronic Systems	7.3%	$462,682	$431,363	56.1%	54.8%
Structural Systems	1.9%	362,048	355,188	43.9%	45.2%
Total Net Revenues	4.9%	$824,730	$786,551	100.0%	100.0%
Segment Operating Income
Electronic Systems		$82,174	$73,666	17.8%	17.1%
Structural Systems		46,417	24,964	12.8%	7.0%
		128,591	98,630
Corporate General and Administrative Expenses (1)		(160,895)	(46,419)	(19.5)%	(5.9)%
Total Operating (Loss) Income		$(32,304)	$52,211	(3.9)%	6.6%
Adjusted EBITDA
Electronic Systems
Operating Income		$82,174	$73,666
Depreciation and Amortization		14,302	14,455
Stock-Based Compensation Expense		405	351
Restructuring Charges		141	177
		97,022	88,649	21.0%	20.6%
Structural Systems
Operating Income		46,417	24,964
Depreciation and Amortization		18,933	18,696
Stock-Based Compensation Expense		477	375
Restructuring Charges		2,096	7,479
Inventory Purchase Accounting Adjustments		—	2,269
		67,923	53,783	18.8%	15.1%
Corporate General and Administrative Expenses (1)
Operating Loss		(160,895)	(46,419)
Depreciation and Amortization		422	287
Stock-Based Compensation Expense		23,638	17,110
Other Debt Refinancing Costs		152	—
Professional Fees Related to Unsolicited Non-Binding Acquisition Offer		—	3,145
Litigation Settlement and Related Costs, Net		107,305	—
		(29,378)	(25,877)
Adjusted EBITDA		$135,567	$116,555	16.4%	14.8%
Capital Expenditures
Electronic Systems		$5,976	$4,908
Structural Systems		8,515	6,281
Corporate Administration		166	3,220
Total Capital Expenditures		$14,657	$14,409
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Electronic Systems
Electronic Systems’ net revenues in 2025 compared to 2024 increased $31.3 million, primarily due to the following:
•$43.7 million higher revenues in our military and space end-use markets due to higher rates on selected missile, classified program, fixed-wing aircraft, and radar platforms, partially offset by lower rates on selected electronic warfare platforms; partially offset by

•$15.3 million lower revenues in our commercial aerospace end-use markets due to lower rates on large aircraft platforms and lower revenues from in-flight entertainment.
In addition, revenues for our industrial end-use markets for 2025 increased $3.0 million compared to 2024 mainly due to restocking and last time buys.
Electronic Systems segment operating income in 2025 compared to 2024 increased $8.5 million primarily due to higher manufacturing volume and favorable product mix.
Structural Systems
Structural Systems’ net revenues in 2025 compared to 2024 increased $6.9 million, primarily due to the following:
•$16.3 million higher revenues in military and space end-use markets due to higher rates on selected rotary-wing aircraft, missile, and ground vehicles platforms, partially offset by lower rates on selected fixed-wing aircraft platforms; partially offset by
•$9.4 million lower revenues in commercial aerospace end-use markets due to lower revenues from Boeing and lower rates on rotary-wing aircraft platforms, partially offset by growth in Airbus.
Structural Systems segment operating income in 2025 compared to 2024 increased $21.5 million primarily due to lower other manufacturing costs and restructuring charges as a result of the completion of the wind down of our Monrovia performance center and higher manufacturing volume, partially offset by unfavorable product mix.
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
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses in 2025 compared to 2024 increased $114.5 million primarily due to higher litigation settlement and related costs, net of $107.3 million, higher stock-based compensation expense of $6.5 million, and higher other CG&A expenses of $2.1 million, partially offset by lower professional services fees of $2.9 million.
A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center (as discussed above), and, in November 2023, the occupant of the neighboring facility filed suit against us in U.S. District Court for the Central District of California seeking unspecified amounts for damages relating to the fire. Subsequent to our quarter ended September 27, 2025, on October 17, 2025, we entered into a settlement agreement (the “Settlement Agreement”) to resolve the previously disclosed Guaymas fire litigation against us (the “Guaymas Fire Litigation”). The Settlement Agreement provides for, among other things, the final dismissal of the Guaymas Fire Litigation against us with prejudice and a release of claims against us in exchange for us issuing a payment of $150.0 million, $56.0 million of which we expected at that time to be funded by our insurance carriers. During the three months ended December 31, 2025, the insurance carriers made payments totaling $56.0 million directly to the plaintiff and we a payment of $94.0 million to the plaintiff. Also subsequent to our quarter ended September 27, 2025, on October 9, 2025, we settled an ancillary subrogation claim (“Ancillary Subrogation Claim”) related to the fire for $1.4 million. During the three months ended December 31, 2025, we made a $1.4 million payment to the plaintiff of the Ancillary Subrogation Claim. Further, subsequent to the fiscal year ended December 31, 2025, on January 7, 2026, we entered into a binding confidential agreement to resolve an additional ancillary subrogation claim related to the fire for $4.0 million. We do not believe there are any remaining subrogation or other claims relating to the Guaymas fire at this time other than by an insurer of the plaintiff in the Guaymas Fire Litigation based in Mexico for payments issued to its insured for damages allegedly incurred in the Guaymas fire, which we believe to be time barred. See Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for additional information.
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, professional fees related to unsolicited non-binding acquisition offer, Guaymas fire related expenses, other fire related expenses, insurance recoveries related to loss on operating assets, insurance recoveries related to business interruption, inventory purchase accounting adjustments, loss on extinguishment of debt, and other debt refinancing costs (“Adjusted EBITDA”) was $135.6 million and $116.6 million for the years ended December 31, 2025 and December 31, 2024, respectively.
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
•Litigation settlement and related costs, net, may be useful to our investors in evaluating our core operating performance;
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
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands) Years Ended December 31,
	2025	2024	2023
Net (loss) income	$(33,938)	$31,495	$15,928
Interest expense	12,676	15,304	20,773
Income tax (benefit) expense	(9,877)	5,412	451
Depreciation	16,358	16,328	15,473
Amortization	17,299	17,110	17,098
Stock-based compensation expense (1)(2)	24,520	17,836	15,045
Restructuring charges (3)	2,237	7,656	14,855
Litigation settlement and related costs, net	107,305	—	—
Loss on extinguishment of debt	581	—	—
Other debt refinancing costs	152	—	—
Gain on sale of property and other assets	(1,746)	—	—
Professional fees related to unsolicited non-binding acquisition offer	—	3,145	—
Guaymas fire related expenses	—	—	3,896
Other fire related expenses	—	—	477
Insurance recoveries related to loss on operating assets	—	—	(5,724)
Insurance recoveries related to business interruption	—	—	(2,289)
Inventory purchase accounting adjustments (4)	—	2,269	5,531
Adjusted EBITDA	$135,567	$116,555	$101,514
Net (loss) income as a % of net revenues	(4.1)%	4.0%	2.1%
Adjusted EBITDA as a % of net revenues	16.4%	14.8%	13.4%
(1)2025, 2024, and 2023 included $3.0 million, $3.7 million, and $2.7 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.
(2)2025, 2024, and 2023 each included $0.5 million of stock-based compensation expense recorded as cost of sales.
(3)2025, 2024, and 2023 included zero, $1.2 million, and $0.3 million, respectively, of restructuring charges that were recorded as cost of sales.
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
The increase in backlog was primarily in the military and space and commercial aerospace end-use markets. $844.0 million of total backlog is expected to be delivered over the next 12 months. The following table summarizes our backlog for 2025 and 2024:

		(Dollars in thousands) December 31,
	Change	2025	2024
Consolidated Ducommun
Military and space	$81,761	$706,546	$624,785
Commercial aerospace	61,736	477,641	415,905
Industrial	(1,367)	18,762	20,129
Total	$142,130	$1,202,949	$1,060,819

Electronic Systems
Military and space	$58,181	$517,727	$459,546
Commercial aerospace	13,740	90,031	76,291
Industrial	(1,367)	18,762	20,129
Total	$70,554	$626,520	$555,966

Structural Systems
Military and space	$23,580	$188,819	$165,239
Commercial aerospace	47,996	387,610	339,614
Total	$71,576	$576,429	$504,853
2024 Compared to 2023
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K filed with the SEC on February 27, 2025 for a comparison of our results of operations for the 2024 fiscal year to the 2023 fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions) December 31,
	2025	2024
Total debt, including short-term portion	$305.0	$243.2
Weighted-average interest rate on debt	6.10%	7.25%
Term Loans interest rate	5.81%	7.02%
Cash and cash equivalents	$45.3	$37.1
Unused Revolving Credit Facility	$344.8	$191.0
Credit Facilities
On November 24, 2025, we completed a refinancing of our existing debt by entering into a new senior secured term loan (“2025 Term Loan”) and a new revolving credit facility (“2025 Revolving Credit Facility”). The 2025 Term Loan is a $200.0 million senior secured loan that matures in November 2030. The 2025 Revolving Credit Facility is a $450.0 million senior secured revolving credit facility that matures on November 24, 2030. The 2025 Term Loan replaced the 2022 Term Loan (“2022 Term Loan”) which was a $250.0 million senior secured loan. The 2025 Revolving Credit Facility replaced the 2022 Revolving Credit Facility (“2022 Revolving Credit Facility”) which was a $200.0 million senior secured revolving credit facility. The 2025 Term Loan and 2025 Revolving Credit Facility, collectively are the new credit facilities (“2025 Credit Facilities”). The 2022 Term Loan and 2022 Revolving Credit Facility, collectively were the 2022 credit facilities that were entered into in July 2022 and would have matured in July 2027 (“2022 Credit Facilities”). The terms of the 2025 Term Loan require us to make installment payments of 0.625% of the initial outstanding principal balance on a quarterly basis during years one and two, 1.250% during years three and four, and 1.875% during year five, on the last business day of each calendar quarter. The terms of the 2025 Revolving Credit Facility do not require us to make installment payments. However, the undrawn portion of the commitment of the 2025 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.250%, based upon the consolidated total net adjusted leverage ratio. As of December 31, 2025, we were in compliance with all covenants required under the 2025 Credit Facilities. See Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
In conjunction with the closing of the 2025 Credit Facilities, we utilized the entire $200.0 million of proceeds from the 2025 Term Loan combined with drawing down on the 2025 Revolving Credit Facility to pay off our entire debt balance outstanding of $320.0 million under the 2022 Credit Facilities.
We made the mandatory quarterly amortization payments under our term loans of $9.4 million and $7.8 million during 2025 and 2024, respectively.
As of December 31, 2025, we had $344.8 million of unused borrowing capacity under the 2025 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
Restructuring
In April 2022, management approved and commenced a restructuring plan that was intended to position us for stronger performance. The restructuring plan mainly reduced headcount and consolidated facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. While we have completed the restructuring plan and recorded all incurred expenses as of December 31, 2025, we will be making payments related to such plan during 2026. See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
Derivatives
In November 2021, we entered into U.S. dollar-one month London Interbank Offered Rate (“LIBOR”) forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. See Note 1, Note 3, and Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
In July 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of the Forward Interest Rate Swaps (“Amended Forward Interest Rate Swaps”). The Forward Interest Rate Swaps were based on U.S. dollar-one month LIBOR and were amended to be based on one month Term Secured Overnight Financing Rate (“SOFR”) as borrowings using LIBOR were no longer available under the 2022 Credit Facilities. The Amended Forward Interest Rate Swaps weighted average fixed rate is 1.7%, as a result of the difference between U.S. dollar-one month LIBOR and one month Term SOFR. See Note 1, Note 3, and Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
Capital Expenditures
We expect to spend a total of $20.0 million to $24.0 million for capital expenditures in 2026, financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
Transaction Activity
We believe the ongoing aerospace and defense subcontractor consolidation makes acquisitions an increasingly important component of our future growth. We will continue to make prudent acquisitions and capital expenditures for manufacturing equipment and facilities to support long-term contracts for commercial and military aircraft and defense programs.
Properties
We monitor our asset base, including the market dynamics of the properties we own, and we may sell such properties (see discussion below on the sale of our Berryville, Arkansas facility) and/or enter into sale-leaseback transactions. Such transactions would provide cash for various capital deployment options.
Short Term Liquidity
We continue to depend on operating cash flow and the availability of our 2025 Credit Facilities to provide short-term liquidity. Cash generated from operations and bank borrowing capacity is expected to provide sufficient liquidity to meet our obligations during the next twelve months from the date of issuance of these financial statements.

Cash Flow Summary
2025 Compared to 2024
Net cash used in operating activities during 2025 was $33.4 million, compared to net cash provided by operating activities of $34.2 million during 2024. The lower net cash provided by operating activities during 2025 was primarily due to higher contract assets as a result of higher revenues, lower net income as a result of the litigation settlement and related costs, net, and higher accounts receivable, partially offset by higher contract liabilities and lower inventories. See Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information on the litigation settlement and related costs, net.
Net cash used in investing activities during 2025 was $13.1 million compared to $13.9 million during 2024. The lower net cash used in investing activities during 2025 was primarily due to proceeds from the sale of our Berryville, Arkansas facility. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information.
Net cash provided by financing activities during 2025 was $54.7 million compared to net cash used in financing activities of $26.0 million during 2024. The lower net cash used in financing activities during 2025 was primarily due to higher net borrowings on our revolving credit facility to pay litigation settlement and related costs. See Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for further information on the litigation settlement and related costs, net.
2024 Compared to 2023
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K filed with the SEC on February 27, 2025 for our cash flow summary for the 2024 fiscal year to the 2023 fiscal year.
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
Revenue Recognition
Our customers typically engage us to manufacture products based on designs and specifications provided by the end-use customer. In some instances, this requires the building of tooling and manufacturing first article inspection products (prototypes) before volume manufacturing. Contracts with our customers generally include a termination for convenience clause.
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
We manufacture most products to customer specifications, and the products cannot be easily modified for another customer. As such, these products are deemed to have no alternative use once we have allocated the raw materials to a customer order. In the event the customer invokes a termination for convenience clause, we would be entitled to costs incurred to date plus a reasonable profit. Contract costs typically include labor, materials, overhead, and when applicable, subcontractor costs. For most of our products, we are building assets with no alternative use and have enforceable right to payment, and thus, we recognize revenue using the over time method.
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
For contracts with performance obligations being satisfied at a point in time, revenue is recognized when control of the goods or services transfers to our customer. For contracts with shipping terms at origin, we made the accounting policy election that allows us to account for shipping and handling activities as a fulfillment cost instead of being an additional promised service. A portion of the transaction price is not allocated to the shipping service; however, the cost of shipping and handling are accrued when the related revenue is recognized.
Contract estimates, known as “estimates at completion,” are based on various assumptions to project the outcome of future events that can span multiple months or years. These assumptions include among others, actual gross profits on the same or similar products manufactured previously; labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; overhead cost rates; and the performance of subcontractors. As a significant change in one or more of these estimates could affect the progress completed (and related profitability) on our contracts, we review and update our contract-related estimates on a regular basis. We recognize such adjustments under the cumulative catch-up method. Under this method, the impact of the adjustment is recognized in the period the adjustment is identified. In any given reporting period, we have a large number of active contracts, which we have defined as a customer purchase order, and changes in estimates may occur on a significant number of these contracts. Given the significant number of contracts that we may have at any given point in time, the varied nature of products produced under such contracts, and the different assumptions, facts and circumstances associated with each individual contract, and the fact that such changes at the contract level are typically not material, we disclose cumulative catch-up adjustments on a net basis. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for the net impact of these adjustments to our consolidated financial statements for 2025 and 2024.
Payments under long-term contracts may be received before or after revenue is recognized. When revenue is recognized before we bill our customer, a contract asset is created for the work performed but not yet billed. Similarly, when we receive payment before we recognized revenue, a contract liability is created for the advance or progress payment. When a contract liability and a contract asset exist on the same contract, we report it on a net basis.
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
In the fourth quarter of 2025, the carrying amount of goodwill at the date of the most recent annual impairment evaluation for Electronic Systems and Structural Systems was $117.4 million and $127.2 million, respectively. We performed a qualitative goodwill impairment analysis as of the first day of the fourth fiscal quarter of 2025 for both Electronic Systems and Structural Systems. This assessment indicated it was not more likely than not that the fair value of both Electronic Systems and Structural Systems exceeded their respective carrying values and thus, goodwill was not deemed to be impaired.
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
Inventories
Inventories are stated at the lower of cost or net realizable value with cost being determined using a moving average cost basis for raw materials and actual cost for work-in-process and finished goods. The majority of our inventory is charged to cost of sales as raw materials are allocated to a customer order. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle performance center expense, freight, handling costs, and wasted materials (spoilage) incurred. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. The majority of our revenues are recognized over time, however, for revenue contracts where revenue is recognized using the point in time method, inventory is not reduced until control of the goods transfers to our customer. Our ending inventory consists of raw materials, work-in-process, and finished goods.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At December 31, 2025, we had borrowings of $305.0 million under our 2025 Credit Facilities.
The 2025 Term Loan bears interest, at our option, at a rate equal to either (i) Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin ranging from 1.250% to 2.125% per year or (ii) Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] Term SOFR plus 1.00%, and if the Base Rate is less than zero percent, it will be deemed zero percent) plus an applicable margin ranging from 0.250% to 1.125% per year, in each case based upon the consolidated total net adjusted leverage ratio.
The 2025 Revolving Credit Facility bears interest, at our option, at a rate equal to either (i) Term SOFR plus an applicable margin ranging from 1.250% to 2.125% per year or (ii) Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] Term SOFR plus 1.00%, and if the Base Rate is less than zero percent, it will be deemed zero percent) plus an applicable margin ranging from 0.250% to 1.125% per year, in each case based upon the consolidated total net adjusted leverage ratio.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2025.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
The information under the caption “Directors’ Backgrounds and Qualifications” in the 2026 Proxy Statement is incorporated herein by reference.
Executive Officers of the Registrant
The information under the caption “Named Executive Officers” in the 2026 Proxy Statement is incorporated herein by reference.
Audit Committee and Audit Committee Financial Expert
The information under the caption “Committees of the Board of Directors” relating to the Audit Committee of the Board of Directors in the 2026 Proxy Statement is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information under the caption “Delinquent Section 16(a) Reports” in the 2026 Proxy Statement is incorporated herein by reference.
Code of Business Conduct and Ethics
The information under the caption “Code of Business Conduct and Ethics” in the 2026 Proxy Statement is incorporated herein by reference.
Insider Trading Policies and Procedures
The information under the caption “Key Governance Documents” in the 2026 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “2025 Compensation Discussion and Analysis” and “Compensation of Directors” in the 2026 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2026 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our compensation plans under which equity securities are authorized for issuance as of December 31, 2025:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)(3)
Equity compensation plans approved by security holders(1)	705,494	$38.79	[1]	198,163
Employee stock purchase plan approved by security holders(2)	—	—		397,687
Equity compensation plans not approved by security holders	—	—		—
Total	705,494			595,850

(1)Consists of the 2024 Stock Incentive Plan. The number of securities to be issued consists of 105,784 for stock options, 273,409 for restricted stock units and 326,301 for performance stock units at target. The weighted average exercise price applies only to the stock options.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Certain Relationships and Related Transactions” and “Director Independence” in the 2026 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the caption “Principal Accountant Fees and Services” and “Policy for Pre-Approval of Independent Accountant Services” contained in the 2026 Proxy Statement is incorporated herein by reference.

1

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

	The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

		Page

	Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	46

	Consolidated Balance Sheets - December 31, 2025 and 2024	48

	Consolidated Statements of Operations - Years Ended December 31, 2025, 2024, and 2023	49

	Consolidated Statements of Comprehensive (Loss) Income - Years Ended December 31, 2025, 2024, and 2023	50

	Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2025, 2024, and 2023	51

	Consolidated Statements of Cash Flows - Years Ended December 31, 2025, 2024, and 2023	52

	Notes to Consolidated Financial Statements	53

	2. Financial Statement Schedule

	The following schedule for the years ended December 31, 2025, 2024, and 2023 is filed herewith:

	Schedule II - Consolidated Valuation and Qualifying Accounts	85

	All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes thereto.

	3. Exhibits

See Item 15(b) for a list of exhibits.		—

ITEM 16. FORM 10-K SUMMARY	—

Signatures	—

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ducommun Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ducommun Incorporated and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive (loss) income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognized Using the Over Time Method
As described in Note 1 to the consolidated financial statements, the Company’s consolidated net revenues for the year ended December 31, 2025 were $824.7 million, of which the majority was recognized over time. The Company manufactures most products to customer specifications and the products cannot be easily modified for another customer. Because these products are deemed to have no alternative use and the Company has an enforceable right to payment, revenue is recognized using the over time method. Typically, revenue is recognized over time using an input measure, such as costs incurred to date relative to total estimated costs at completion, to measure progress.
The principal consideration for our determination that performing procedures relating to revenue recognized using the over time method is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognized using the over time method. These procedures also included, among others (i) for a selection of revenue transactions recognized using the over time method, (a) evaluating management’s identification of performance obligations, determination of the transaction price, assessment of progress toward completion and accounting for contract modifications, as applicable, by obtaining and inspecting source documents, such as customer purchase orders and executed agreements, (b) evaluating the reasonableness of certain inputs used to determine the revenue to be recognized by comparing the costs incurred and estimated gross profit to the actual costs incurred and gross profit realized on the same or similar products manufactured previously, and (c) recalculating revenue recognized based on the costs incurred to date and total estimated costs at completion; and (ii) testing, on a sample basis, the completeness and accuracy of costs incurred to date by obtaining and inspecting source documents, such as purchase orders, vendor invoices, labor cost records, management overhead cost analyses, and subcontractor services invoices, as applicable.
/s/ PricewaterhouseCoopers LLP
Irvine, California
February 26, 2026
We have served as the Company’s auditor since 1989.

Ducommun Incorporated and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$45,289	$37,139
Accounts receivable (net of allowance for credit losses of $1,802 and $2,630 at December 31, 2025 and 2024, respectively)	124,442	109,716
Contract assets	249,845	200,584
Inventories	182,788	196,881
Production cost of contracts	7,178	6,802
Other current assets	16,435	16,959
Total Current Assets	625,977	568,081
Property and Equipment, Net	107,223	109,812
Operating Lease Right-of-Use Assets	40,077	28,611
Goodwill	244,600	244,600
Intangibles, Net	132,839	149,591
Deferred Income Taxes	15,317	2,239
Other Assets	20,192	23,167
Total Assets	$1,186,225	$1,126,101
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$74,653	$75,784
Contract liabilities	40,694	34,445
Accrued and other liabilities	50,934	44,214
Operating lease liabilities	7,817	8,531
Current portion of long-term debt	5,000	12,500
Total Current Liabilities	179,098	175,474
Long-Term Debt, Less Current Portion	298,790	229,830
Non-Current Operating Lease Liabilities	34,223	21,284
Other Long-Term Liabilities	12,004	16,983
Total Liabilities	524,115	443,571
Commitments and Contingencies (Notes 13, 15)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 14,949,671 and 14,781,218 shares issued and outstanding at December 31, 2025 and 2024, respectively	149	148
Additional paid-in capital	235,878	217,523
Retained earnings	419,537	453,475
Accumulated other comprehensive income	6,546	11,384
Total Shareholders’ Equity	662,110	682,530
Total Liabilities and Shareholders’ Equity	$1,186,225	$1,126,101
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Net Revenues	$824,730	$786,551	$756,992
Cost of Sales	603,115	589,286	593,805
Gross Profit	221,615	197,265	163,187
Selling, General and Administrative Expenses	144,377	138,610	119,728
Restructuring Charges	2,237	6,444	14,542
Litigation Settlement and Related Costs, Net	107,305	—	—
Operating (Loss) Income	(32,304)	52,211	28,917
Interest Expense	(12,676)	(15,304)	(20,773)
Loss on Extinguishment of Debt	(581)	—	—
Other Income, Net	1,746	—	8,235
(Loss) Income Before Taxes	(43,815)	36,907	16,379
Income Tax (Benefit) Expense	(9,877)	5,412	451
Net (Loss) Income	$(33,938)	$31,495	$15,928
(Loss) Earnings Per Share
Basic (loss) earnings per share	$(2.27)	$2.13	$1.16
Diluted (loss) earnings per share	$(2.27)	$2.10	$1.14
Weighted-Average Number of Shares Outstanding
Basic	14,942	14,774	13,717
Diluted	14,942	15,013	13,972
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Net (Loss) Income	$(33,938)	$31,495	$15,928
Other Comprehensive (Loss) Income, Net of Tax:
Pension Adjustments:
Amortization of actuarial losses and prior service costs, net of tax of $26, $55, and $53 for 2025, 2024, and 2023, respectively	78	178	167
Actuarial (losses) gains arising during the period, net of tax (benefit) expense of $(28), $527, and $(394) for 2025, 2024, and 2023, respectively	(85)	1,752	(1,268)
Change in net unrealized (losses) gains on cash flow hedges, net of tax (benefit) expense of $(1,457), $507, and $344 for 2025, 2024, and 2023, respectively	(4,831)	1,683	1,127
Other Comprehensive (Loss) Income, Net of Tax	(4,838)	3,613	26
Comprehensive (Loss) Income	$(38,776)	$35,108	$15,954
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share data)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	12,106,285	$121	$112,042	$406,052	$7,745	$525,960
Net income	—	—	—	15,928	—	15,928
Other comprehensive income, net of tax	—	—	—	—	26	26
Issuance of common stock in public offering, net of issuance costs	2,300,000	23	85,084	—	—	85,107
Employee stock purchase plan	52,211	1	2,541	—	—	2,542
Stock options exercised	49,450	—	1,564	—	—	1,564
Stock repurchased related to the exercise of stock options and stock awards vested	(138,929)	(1)	(7,380)	—	—	(7,381)
Stock awards vested	231,749	2	(2)	—	—	—
Stock-based compensation	—	—	12,348	—	—	12,348
Balance at December 31, 2023	14,600,766	146	206,197	421,980	7,771	636,094
Net income	—	—	—	31,495	—	31,495
Other comprehensive income, net of tax	—	—	—	—	3,613	3,613
Employee stock purchase plan	55,220	1	2,322	—	—	2,323
Stock options exercised	20,880	—	774	—	—	774
Stock repurchased related to the exercise of stock options and stock awards vested	(114,956)	(1)	(5,953)	—	—	(5,954)
Stock awards vested	219,308	2	(2)	—	—	—
Stock-based compensation	—	—	14,185	—	—	14,185
Balance at December 31, 2024	14,781,218	148	217,523	453,475	11,384	682,530
Net loss	—	—	—	(33,938)	—	(33,938)
Other comprehensive loss, net of tax	—	—	—	—	(4,838)	(4,838)
Employee stock purchase plan	44,859	1	2,481	—	—	2,482
Stock options exercised	8,486	—	345	—	—	345
Stock repurchased related to the exercise of stock options and stock awards vested	(95,848)	(4)	(5,959)	—	—	(5,963)
Stock awards vested	210,956	4	(4)	—	—	—
Stock-based compensation	—	—	21,492	—	—	21,492
Balance at December 31, 2025	14,949,671	$149	$235,878	$419,537	$6,546	$662,110
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net (Loss) Income	$(33,938)	$31,495	$15,928
Adjustments to Reconcile Net (Loss) Income to
Net Cash (Used in) Provided by Operating Activities:
Depreciation and amortization	33,657	33,438	32,571
Non-cash operating lease cost	8,328	8,513	8,215
Inventory write-down and property and equipment impairment due to restructuring	—	—	882
Stock-based compensation expense	24,520	17,836	15,045
Deferred income taxes	(11,619)	(7,454)	(9,832)
(Recovery of) provision for credit losses	(145)	624	1,417
Noncash loss on extinguishment of debt	581	—	—
Recognition of insurance recoveries	—	—	(3,886)
Gain on sale of property and other assets	(1,746)	—	—
Litigation settlement and related costs	4,085	—	—
Other	1,253	297	411
Changes in Assets and Liabilities:
Accounts receivable	(14,580)	(5,648)	1,998
Contract assets	(49,261)	(22,898)	13,604
Inventories	14,093	2,320	(15,979)
Production cost of contracts	(923)	618	(2,825)
Other assets	(324)	(1,507)	(4,330)
Accounts payable	(551)	3,239	(18,420)
Contract liabilities	6,249	(19,047)	6,424
Operating lease liabilities	(7,793)	(8,270)	(7,618)
Accrued and other liabilities	(5,291)	624	(2,538)
Net Cash (Used in) Provided by Operating Activities	(33,405)	34,180	31,067
Cash Flows from Investing Activities
Purchases of property and equipment	(15,238)	(14,129)	(19,522)
Proceeds from sale of property and other assets	1,984	—	—
Proceeds from sale of assets	130	223	404
Payments for acquisition of BLR Aerospace L.L.C., net of cash acquired	—	—	(114,378)
Net Cash Used in Investing Activities	(13,124)	(13,906)	(133,496)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	145,000	20,000	176,500
Repayments of senior secured revolving credit facility	(48,800)	(35,000)	(152,700)
Borrowings from term loans	200,000	—	—
Repayments of term loans	(234,375)	(7,813)	(6,250)
Repayments of other debt	(368)	(329)	(336)
Debt issuance costs	(3,554)	—	—
Proceeds from issuance of common stock in public offering, net of issuance costs	—	—	85,107
Net cash paid upon issuance of common stock under stock plans	(3,224)	(2,856)	(3,275)
Net Cash Provided by (Used in) Financing Activities	54,679	(25,998)	99,046
Net Increase (Decrease) in Cash and Cash Equivalents	8,150	(5,724)	(3,383)
Cash and Cash Equivalents at Beginning of Year	37,139	42,863	46,246
Cash and Cash Equivalents at End of Year	$45,289	$37,139	$42,863
See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Description of Business
We are a leading designer and manufacturer of and provider of manufacturing solutions for high-performance products often used in high-cost-of failure applications primarily in the aerospace and defense (“A&D”), industrial, medical, and other industries (collectively, “Industrial”). Our operations are organized into two primary businesses: Electronic Systems segment (“Electronic Systems”) and Structural Systems segment (“Structural Systems”), each of which is a reportable operating segment. Electronic Systems designs, engineers and manufactures high-reliability electronic and electromechanical products used in worldwide technology-driven markets including A&D and Industrial end-use markets. Electronic Systems’ product offerings primarily range from prototype development to complex assemblies. Structural Systems designs, engineers and manufactures large, complex contoured aerostructure components and assemblies and supplies composite and metal bonded structures and assemblies. Structural Systems’ products are primarily used on commercial aircraft, military fixed-wing aircraft, military and commercial rotary-wing aircraft, and military ground vehicles. All reportable operating segments generally follow the same accounting principles.
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
Subsequent Event
Subsequent to the fiscal year ended December 31, 2025, on January 7, 2026, we entered into a binding confidential agreement, (“Settlement Agreement”) to resolve a previously disclosed Guaymas fire subrogation claim against us (“Subrogation Claim”). The Settlement Agreement provides for, among other things, the final dismissal of the Subrogation Claim and a release of all claims against us, with prejudice, in exchange for us issuing a payment of $4.0 million. We recorded this litigation settlement cost, which is included as part of operating loss, and the related accrual which is included as part of accrued and other liabilities as of December 31, 2025 as such conditions existed as of the end of the fiscal year ended December 31, 2025. See Note 15.

Supplemental Cash Flow Information

	(Dollars in thousands) Years Ended December 31,
	2025	2024	2023
Interest paid, net	$11,069	$14,010	$19,856
Taxes paid, net	$2,330	$12,881	$22,950
Non-cash activities:
Purchases of property and equipment not paid	$506	$1,087	$807
Sale of Property
On June 3, 2025, we sold our Berryville, Arkansas facility (consisted of land, building, and building improvements) (“Berryville Property”) for $2.0 million, which was part of our Electronic Systems segment. This asset group was classified as assets held for sale as part of other current assets at the end of the first quarter of 2025, which was the quarter when manufacturing activities had ceased and the asset was ready for sale. The total carrying value of the land, building, and building improvements was $0.8 million, and thus, we recognized a gain of $1.2 million. See Note 2.
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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in either 2025 or 2024.
Cash and Cash Equivalents
Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We extinguish liabilities and reduce cash when the creditor receives our payment, and we are relieved of our obligation for the liability, which generally occurs when our bank clears the payment. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements with an aggregate notional amount of $150.0 million, all with an effective date of January 1, 2024 (“Forward Interest Rate Swaps”) to manage our exposure to interest rate movements on a portion of our debt. As such, at the time we entered into the Forward Interest Rate Swaps, there was a high probability of forecasted interest payments on our debts occurring and the swaps are highly effective in offsetting those interest payments and therefore, we elected to apply cash flow hedge accounting. In July 2022, as a result of refinancing all our existing debt, which allows borrowing based on a Secured Overnight Financing Rate (“SOFR”), we were required to complete an amendment of the Forward Interest Rate Swaps from One Month London Interbank Offered Rate (“LIBOR”) to One Month Term SOFR (“Amended Forward Interest Rate Swaps”), which occurred on the same day. After the transition of the Forward Interest Rate Swaps and debt to SOFR was completed, we determined the hedging relationship was still highly effective as of the amendment date. See Note 3 and Note 9. As of December 31, 2025, all of our derivative instruments were designated as cash flow hedges.
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
Inventories
Inventories are stated at the lower of cost or net realizable value with cost being determined using a moving average cost basis for raw materials and actual cost for work-in-process and finished goods. The majority of our inventory is charged to cost of sales as raw materials are allocated to a customer order. Inventoried costs include raw materials, outside processing, direct labor and allocated overhead, adjusted for any abnormal amounts of idle performance center expense, freight, handling costs, and wasted materials (spoilage) incurred. We assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimates given information currently available. The majority of our revenues are recognized over time, however, for revenue contracts where revenue is recognized using the point in time method, inventory is not reduced until control of the goods transfers to our customer. Our ending inventory consists of raw materials, work-in-process, and finished goods.
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
In the fourth fiscal quarter of 2025, the carrying amount of goodwill at the date of the most recent annual impairment evaluation for Electronic Systems and Structural Systems was $117.4 million and $127.2 million, respectively. We performed a qualitative goodwill impairment analysis as of the first day of the fourth fiscal quarter of 2025 for both Electronic Systems and Structural Systems. This assessment indicated that it was more likely than not that the fair value of both Electronic Systems and Structural Systems exceeded their respective carrying values and thus, goodwill was not deemed to be impaired. See Note 7.
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
Revenue Recognition
Our customers typically engage us to manufacture products based on designs and specifications provided by the end-use customer. In some instances, this requires the building of tooling and manufacturing first article inspection products (prototypes) before volume manufacturing. Contracts with our customers generally include a termination for convenience clause.
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
We manufacture most products to customer specifications, and the products cannot be easily modified for another customer. As such, these products are deemed to have no alternative use once we have allocated the raw materials to a customer order. In the event the customer invokes a termination for convenience clause, we would be entitled to costs incurred to date plus a reasonable profit. Contract costs typically include labor, materials, overhead, and when applicable, subcontractor costs. For most of our products, we are building assets with no alternative use and have enforceable right to payment, and thus, we recognize revenue using the over time method.
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
For contracts with performance obligations being satisfied at a point in time, revenue is recognized when control of the goods or services transfers to our customer. For contracts with shipping terms at origin, we made the accounting policy election that allows us to account for shipping and handling activities as a fulfillment cost instead of being an additional promised service. A portion of the transaction price is not allocated to the shipping service; however, the cost of shipping and handling are accrued when the related revenue is recognized.
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
Net cumulative favorable and unfavorable catch-up adjustments to contracts had the following impact on our operating results:

	(Dollars in thousands)
	Years Ended December 31,
	2025	2024	2023
Total net revenues	$(6,591)	$(2,402)	$(7,161)
Operating income	$(6,591)	$(2,402)	$(7,161)
Payments under long-term contracts may be received before or after revenue is recognized. When revenue is recognized before we bill our customer, a contract asset is created for the work performed but not yet billed. Similarly, when we receive payment before revenue is recognized, a contract liability is created for the advance or progress payment. When a contract liability and a contract asset exist on the same contract, we report it on a net basis.
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the consolidated balance sheets. As of December 31, 2025 and December 31, 2024, provision for estimated losses on contracts were $7.0 million and $4.7 million, respectively. It is reasonably possible we may incur additional losses in the future.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of December 31, 2025 and December 31, 2024, production cost of contracts were $7.2 million and $6.8 million, respectively.

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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	December 31, 2025	December 31, 2024
Contract assets	$249,845	$200,584
Contract liabilities	$40,694	$34,445
The increase in our contract assets as of December 31, 2025 compared to December 31, 2024 was primarily due to a net increase of products in work in process.
The increase in our contract liabilities as of December 31, 2025 compared to December 31, 2024 was primarily due to a net increase of advance or progress payments received from our customers in the current year. We recognized $20.9 million of the contract liabilities as of December 31, 2024 as revenues during the year ended December 31, 2025.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of December 31, 2025 totaled $1,106.0 million. We anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in 2027 and beyond.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

		(Dollars in thousands) Years Ended December 31,		% of Net Revenues
	Change	2025	2024	2025	2024
Consolidated Ducommun
Military and space	$59,957	$479,902	$419,945	58.2%	53.4%
Commercial aerospace	(24,796)	308,318	333,114	37.4%	42.3%
Industrial	3,018	36,510	33,492	4.4%	4.3%
Total	$38,179	$824,730	$786,551	100.0%	100.0%

Electronic Systems
Military and space	$43,650	$351,146	$307,496	75.9%	71.3%
Commercial aerospace	(15,349)	75,026	90,375	16.2%	20.9%
Industrial	3,018	36,510	33,492	7.9%	7.8%
Total	$31,319	$462,682	$431,363	100.0%	100.0%

Structural Systems
Military and space	$16,307	$128,756	$112,449	35.6%	31.7%
Commercial aerospace	(9,447)	233,292	242,739	64.4%	68.3%
Total	$6,860	$362,048	$355,188	100.0%	100.0%
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
Charitable Contributions
We contributed $0.3 million to the Ducommun Foundation during 2025.
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data) Years Ended December 31,
	2025	2024	2023
Net (loss) income	$(33,938)	$31,495	$15,928
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	14,942	14,774	13,717
Dilutive potential common shares	—	239	255
Diluted weighted-average common shares outstanding	14,942	15,013	13,972
(Loss) earnings per share
Basic	$(2.27)	$2.13	$1.16
Diluted	$(2.27)	$2.10	$1.14

Potentially dilutive stock awards to purchase common stock, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these shares may be potentially dilutive common shares in the future.

	(In thousands) Years Ended December 31,
	2025	2024	2023
Stock options and stock units	376	2	10
Recent Accounting Pronouncements
New Accounting Guidance Adopted in 2025
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements,” which removed references to various FASB Concepts Statements and updates technical corrections such as conforming amendments, clarification to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The new guidance is effective for fiscal years beginning after December 15, 2024, which is our annual period beginning January 1, 2025. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which provides more transparency about tax information primarily related to the rate reconciliation and the income taxes paid. The new guidance is effective for fiscal years beginning after December 15, 2024, which is our annual period beginning January 1, 2025. We adopted this accounting standard on a retrospective basis. We updated our income tax disclosures to comply with the requirements. The adoption of this accounting standard did not have a material impact on our consolidated financial statements. See Note 14.
Recently Issued Accounting Standards
In December 2025, the FASB issued ASU 2025-12, “Accounting Standards Update Codification Improvements,” which addresses 34 issues such as (1) clarify the calculation of earnings per share when a loss from continuing operations exists, (2) update references to capitalization guidance for environmental remediation costs, and (3) remove other than temporary impairment guidance. The new guidance is effective for fiscal years beginning after December 15, 2026, which is our annual period beginning January 1, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are evaluating the impact of this standard.
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which improves the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments can be applied either (1) prospectively or (2) retrospectively to any or all periods presented in the financial statements. The new guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, which is our interim period beginning January 1, 2028. Early adoption is permitted. We are evaluating the impact of this standard.
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”), which clarifies certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. It will more closely align accounting with the economics of an entity’s risk management activities. The new guidance is effective for fiscal years beginning after December 15, 2026, which is our annual period beginning January 1, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of ASU 2025-09. We are evaluating the impact of this standard.
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

Note 2. Restructuring Activities
Summary of 2022 Restructuring Plan
In April 2022, management approved and commenced a restructuring plan that was intended to better position us for stronger performance. The restructuring plan mainly reduced headcount and consolidated facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. While we have completed the restructuring plan and recorded all incurred expenses as of December 31, 2025, we will be making payments related to such plan during 2026. During the year ended December 31, 2025, we recorded total charges of $2.2 million. Cumulative through the year ended December 31, 2025, we recorded total charges of $31.4 million.
In the Electronics Systems segment, we recorded charges of less than $0.1 million and $0.1 million during the year ended December 31, 2025, for severance and benefits that were classified as restructuring charges and other restructuring, respectively. Cumulative through the year ended December 31, 2025, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that were classified as cost of sales, and other restructuring of $9.5 million, $0.3 million, $0.3 million, and $0.4 million, respectively.
In the Structural Systems segment, we recorded (credits) charges of $(0.3) million, and $2.4 million during the year ended December 31, 2025 for severance and benefits that were classified as restructuring charges and other restructuring charges, respectively. Cumulative through the year ended December 31, 2025, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, impairment of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $7.3 million, $1.7 million, $0.3 million, $1.8 million, and $9.8 million, respectively.

Our restructuring activities for 2025 were as follows (in thousands):

	December 31, 2024	2025				December 31, 2025
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$1,543	$127	$(867)	$—	$(398)	$405
Other	389	2,508	(2,508)	—	—	389
Ending balance	$1,932	$2,635	$(3,375)	$—	$(398)	$794
The restructuring activities accrual for severance and benefits and other of $0.8 million as of December 31, 2025 was included as part of accrued and other liabilities and is expected to be paid during 2026.

Note 3. Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges consist of forward interest rate swaps to manage our exposure to interest rate movements on a portion of our debt through January 1, 2031. Our forward interest rate swaps hedge forecasted transactions through January 1, 2031.
The notional amounts of derivative instruments are as follows:

	(Dollars in thousands)
	December 31, 2025	December 31, 2024
Derivative instruments designated as hedging instruments:
Interest rate contracts	$150,000	$150,000
The following table summarizes the fair value and presentation on the consolidated balance sheets for derivative instruments:

		(Dollars in thousands)
	Balance Sheet Location	December 31, 2025	December 31, 2024
Derivative instruments designated as hedging instruments:
Interest rate contracts	Other assets, current	$2,547	$3,576
	Other assets	$9,271	$14,606

Accumulated other comprehensive income activities during 2025 were as follows (in thousands):

	December 31, 2024	2025		December 31, 2025
	Balance	Changes in Fair Value Recognized	Reclassifications to Income Statement	Balance
Cash flow hedges, before tax totals	$17,831	$(2,485)	$(3,803)	$11,543

Unrealized (losses) gains associated with our hedging transactions recognized in other comprehensive income are presented in the following table:

	(Dollars in thousands)
	December 31, 2025	December 31, 2024
Changes in other comprehensive income:
Interest rate contracts	$(4,831)	$1,683

We reclassified gains associated with our cash flow hedges from accumulated other comprehensive income to the statements of operations when the Forward Interest Rate Swaps became effective as of January 1, 2024 and are presented in the following table:

	(Dollars in thousands)
	December 31, 2025	December 31, 2024
Interest rate contracts:
Interest expense	$3,803	$5,207

The pre-tax deferred gains recorded in other comprehensive income that will mature in the next 12 months total $2.4 million.

Note 4. Inventories
Inventories consisted of the following:

	(In thousands) December 31,
	2025	2024
Raw materials and supplies	$158,406	$158,865
Work in process	19,621	32,082
Finished goods	4,761	5,934
Total	$182,788	$196,881

Note 5. Property and Equipment, Net
Property and equipment, net consisted of the following:

	(In thousands) December 31,		Range of Estimated
	2025	2024	Useful Lives
Land	$10,679	$11,305
Buildings and improvements	60,896	57,394	5 - 40 Years
Machinery and equipment	198,036	197,271	2 - 20 Years
Furniture and equipment	18,969	22,303	2 - 10 Years
Construction in progress	15,151	16,460
	303,731	304,733
Less accumulated depreciation	196,508	194,921
Total	$107,223	$109,812
Depreciation expense was $16.4 million, $16.3 million, and $15.5 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 6. Leases
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

We have operating and finance leases for manufacturing facilities, corporate offices, and various equipment. Our leases have remaining lease terms of 1 to 13 years, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within 1 year.
The components of lease expense consisted of the following:

	(In thousands)
	Years Ended
	December 31, 2025	December 31, 2024
Operating leases expense	$11,482	$10,813

Finance leases expense:
Amortization of right-of-use assets	$349	$340
Interest on lease liabilities	69	52
Total finance lease expense	$418	$392
Short term and variable lease expenses for the year ended December 31, 2025 were not material.
Supplemental cash flow information related to leases was as follows:

	(In thousands)
	Years Ended
	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,366	$9,013
Operating cash flows from finance leases	$63	$52
Financing cash flows from finance leases	$316	$329

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,966	$7,042
Finance leases	$365	$1,055
The weighted average remaining lease terms were as follows:

	(In years)
	December 31, 2025	December 31, 2024
Operating leases	9	5
Finance leases	5	5
When a lease is identified, we recognize a right-of-use asset and a corresponding lease liability based on the present value of the lease payments over the lease term discounted using our incremental borrowing rate, unless an implicit rate is readily determinable. As the discount rate in our leases is usually not readily available, we use our own incremental borrowing rate as the discount rate. Our incremental borrowing rate is based on the interest rate on our term loan, Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin, which is a secured rate.
The weighted average discount rates were as follows:

	Years Ended
	December 31, 2025	December 31, 2024
Operating leases	4.9%	3.6%
Finance leases	5.3%	4.6%

Maturity of operating and finance lease liabilities are as follows:

	(In thousands)
	Operating Leases	Finance Leases
2026	$9,536	$371
2027	6,293	338
2028	5,865	297
2029	4,079	283
2030	3,774	130
Thereafter	24,020	81
Total lease payments	53,567	1,500
Less imputed interest	11,527	166
Total	$42,040	$1,334
Operating lease payments related to options to extend lease terms that are reasonably certain of being exercised are not significant. As of December 31, 2025, there were no legally binding minimum lease payments for operating leases signed but not yet commenced.
Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are not significant. As of December 31, 2025, there were no legally binding minimum lease payments for finance leases signed but not yet commenced.

Note 7. Goodwill and Other Intangible Assets
Goodwill
The carrying amounts of goodwill, by operating segment, for the years ended December 31, 2025 and 2024 were as follows:

	(In thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$127,165	$326,322
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2024	117,435	127,165	244,600
Balance at December 31, 2025	$117,435	$127,165	$244,600
We perform our annual goodwill impairment test as of the first day of the fourth fiscal quarter. If certain factors occur, including significant under performance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, a decision to divest individual businesses within a reporting unit, or a decision to group individual businesses differently, we may be required to perform an interim impairment test prior to the fourth quarter.
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
Our most recent step one goodwill impairment test for our Electronic Systems and Structural Systems reporting units was as of the first day of the fourth fiscal quarter of 2024 where the fair values of both reporting units exceeded their respective carrying values. No material adverse factors/changes have occurred since the fourth quarter of 2024 other than the Guaymas fire litigation and related subrogation claims settlements, which we do not expect such settlements associated with the Guaymas fire to affect our ongoing operations. See Note 15. Thus, for our annual goodwill impairment test of our Electronic Systems and Structural Systems reporting units as of the first day of the fourth fiscal quarter of 2025, we used a qualitative assessment and determined it was not more likely than not that the fair value of each reporting unit was less than their respective carrying amount. Thus, the respective goodwill amounts were not deemed impaired.
Other Intangible Assets
Other intangible assets are related to acquisitions and recorded at fair value at the time of the acquisition. Other intangible assets with finite lives are generally amortized on the straight-line method over periods ranging from 2 to 23 years. Intangible assets are as follows:

		(In thousands)
		December 31, 2025			December 31, 2024
	Wtd. Avg Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived assets
Customer relationships	17	$261,300	$171,420	$89,880	$261,300	$156,921	$104,379
Trade names and trademarks	16	10,400	3,616	6,784	10,400	2,937	7,463
Contract renewal	14	1,845	1,845	—	1,845	1,845	—
Technology	23	36,000	4,525	31,475	36,000	2,951	33,049
Backlog	2	600	600	—	600	600	—
Total finite-lived assets		310,145	182,006	128,139	310,145	165,254	144,891

Indefinite-lived assets
Trade names and trademarks		4,700	—	4,700	4,700	—	4,700
Total		$314,845	$182,006	$132,839	$314,845	$165,254	$149,591
The carrying amount of other intangible assets by operating segment as of December 31, 2025 and 2024 was as follows:

	(In thousands)
	December 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
Other intangible assets
Electronic Systems	$164,545	$127,342	$37,203	$164,545	$118,054	$46,491
Structural Systems	150,300	54,664	95,636	150,300	47,200	103,100
Total	$314,845	$182,006	$132,839	$314,845	$165,254	$149,591

Amortization expense of other intangible assets was $16.8 million, $16.8 million and $16.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Future amortization expense by operating segment is expected to be as follows:

	(In thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
2026	$9,288	$7,440	$16,728
2027	9,288	7,437	16,725
2028	9,288	6,892	16,180
2029	5,276	6,627	11,903
2030	1,493	6,627	8,120
Thereafter	2,570	55,913	58,483
	$37,203	$90,936	$128,139

Note 8. Accrued and Other Liabilities
The components of accrued and other liabilities consisted of the following:

	(In thousands) December 31,
	2025	2024
Accrued compensation	$39,039	$35,915
Accrued income tax and sales tax	353	669
Accrued litigation settlement and related costs	4,085	—
Other	7,457	7,630
Total	$50,934	$44,214

Note 9. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands) December 31,
	2025	2024
Term loans	$200,000	$234,375
Revolving credit facility	105,000	8,800
Total debt	305,000	243,175
Less current portion	5,000	12,500
Total long-term debt, less current portion	300,000	230,675
Less debt issuance costs - term loans	(1,210)	(845)
Total long-term debt, net of debt issuance costs - term loans	$298,790	$229,830
Debt issuance costs - revolving credit facility (1)	$3,006	$1,258
Weighted-average interest rate	6.10%	7.25%
(1) Included as part of other assets.

Future long-term debt payments at December 31, 2025 were as follows:

(In thousands)
2026	$5,000
2027	5,000
2028	10,000
2029	10,000
2030	275,000
Thereafter	—
Total	$305,000
On November 24, 2025, we completed a refinancing of our existing debt by entering into a new term loan (“2025 Term Loan”) and a new revolving credit facility (“2025 Revolving Credit Facility”). The 2025 Term Loan is a $200.0 million senior secured loan that matures in November 2030. The 2025 Revolving Credit Facility is a $450.0 million senior secured revolving credit facility that matures on November 24, 2030. The 2025 Term Loan replaced the 2022 Term Loan (“2022 Term Loan”) which was a $250.0 million senior secured loan. The 2025 Revolving Credit Facility replaced the 2022 Revolving Credit Facility (“2022 Revolving Credit Facility”) which was a $200.0 million senior secured revolving credit facility. The 2025 Term Loan and 2025 Revolving Credit Facility, collectively are the new credit facilities (“2025 Credit Facilities”). The 2022 Term Loan and 2022 Revolving Credit Facility, collectively were the 2022 credit facilities that were entered into in July 2022 and would have matured in July 2027 (“2022 Credit Facilities”). The terms of the 2025 Term Loan require us to make installment payments of 0.625% of the initial outstanding principal balance on a quarterly basis during years one and two, 1.250% during years three and four, and 1.875% during year five, on the last business day of each calendar quarter. The terms of the 2025 Revolving Credit Facility do not require us to make installment payments. However, the undrawn portion of the commitment of the 2025 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.250%, based upon the consolidated total net adjusted leverage ratio.
The 2025 Term Loan bears interest, at our option, at a rate equal to either (i) Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin ranging from 1.250% to 2.125% per year or (ii) Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] Term SOFR plus 1.00%, and if the Base Rate is less than zero percent, it will be deemed zero percent) plus an applicable margin ranging from 0.250% to 1.125% per year, in each case based upon the consolidated total net adjusted leverage ratio. Interest payments are typically paid either on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the 2025 Term Loan requires quarterly amortization payments of 0.625% during year one and year two, 1.250% during year three and year four, and 1.875% during year five of the original outstanding principal balance of the 2025 Term Loan amount, on the last business day each quarter. No quarterly amortization payment was required to be paid during the fourth quarter of 2025, however, it will begin in the first quarter of 2026. We made the required quarterly amortization payments under the 2022 Term Loan totaling $9.4 million and $7.8 million during the years ended December 31, 2025 and 2024, respectively.
The 2025 Revolving Credit Facility bears interest, at our option, at a rate equal to either (i) Term SOFR plus an applicable margin ranging from 1.250% to 2.125% per year or (ii) Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] Term SOFR plus 1.00%, and if the Base Rate is less than zero percent, it will be deemed zero percent) plus an applicable margin ranging from 0.250% to 1.125% per year, in each case based upon the consolidated total net adjusted leverage ratio. Interest payments are typically paid either on a monthly or a quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. The undrawn portion of the commitment of the 2025 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.250%, based upon the consolidated total net adjusted leverage ratio, typically paid on a quarterly basis, on the last business day each quarter. However, the 2025 Revolving Credit Facility does not require any principal installment payments.
In conjunction with the closing of the 2025 Credit Facilities, we utilized the entire $200.0 million of proceeds from the 2025 Term Loan combined with drawing down on the 2025 Revolving Credit Facility to pay off our entire debt balance outstanding of $320.0 million under the 2022 Credit Facilities.
As of December 31, 2025, we had $344.8 million of unused borrowing capacity under the 2025 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
As of December 31, 2025, we were in compliance with all covenants required under the 2025 Credit Facilities.
The 2025 Term Loan was considered a modification of debt for some lenders and an extinguishment of debt for other lenders, and thus, a loss of $0.3 million was recorded related to the extinguishment. In addition, the new fees incurred of $1.0 million were capitalized and will be amortized to interest expense over the life of the 2025 Term Loan. Further, the remaining debt issuance costs related to the 2022 Term Loan of $0.2 million as of the modification date will be amortized to interest expense over the life of the 2025 Term Loan, using the effective interest method.
The 2025 Revolving Credit Facility that replaced the 2022 Revolving Credit Facility was considered a modification of debt except for the portion related to the creditors that are no longer a part of the 2025 Revolving Credit Facility and in which case, it was considered an extinguishment of debt. As a result, we expensed the portion of the unamortized debt issuance costs related to the 2022 Revolving Credit Facility that was considered an extinguishment of debt of $0.3 million. In addition, the new fees incurred of $2.6 million as part of the 2025 Revolving Credit Facility were capitalized and will be amortized to interest expense over the life of the 2025 Revolving Credit Facility. Further, the remaining debt issuance costs related to the 2022 Revolving Credit Facility of $0.5 million as of the modification date will also be amortized on a straight-line basis to interest expense over the life of the 2025 Revolving Credit Facility.
The 2025 Credit Facilities were entered into by us (“Parent Company”) and guaranteed by all of our domestic subsidiaries, other than two subsidiaries that were considered minor (“Subsidiary Guarantors”). The Subsidiary Guarantors jointly and severally guarantee the 2025 Credit Facilities. The Parent Company has no independent assets or operations and therefore, no consolidating financial information for the Parent Company and its subsidiaries is presented.
In November 2021, we entered into U.S. dollar-one month London Interbank Offered Rate (“LIBOR”) forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. The Forward Interest Rate Swaps were deemed to be highly effective upon entering into the derivative contracts and thus, hedge accounting treatment was utilized. Since the Amended Forward Interest Rate Swaps (as defined below) were not effective until January 1, 2024, we only record the changes in the fair value of the derivative instruments that were highly effective and that were designated and qualified as cash flow hedges in other comprehensive income through December 31, 2023. See Note 1 and Note 3 for further information.
In July 2022, as a result of completing a refinancing of our existing debt by entering into the 2022 Credit Facilities, we were required to complete an amendment of the Forward Interest Rate Swaps (“Amended Forward Interest Rate Swaps”). The Forward Interest Rate Swaps were based on U.S. dollar-one month LIBOR and were amended to be based on one month Term Secured Overnight Financing Rate (“SOFR”) as borrowings using LIBOR are no longer available under the 2022 Credit Facilities. Since this was an amendment of just the reference rate as a result of the cessation of LIBOR, utilizing the guidance under ASU 2020-04, we determined the Amended Forward Interest Rate Swaps as of the amendment date to continue to be highly effective. The Amended Forward Interest Rate Swaps weighted average fixed rate was 1.7% as a result of the difference between U.S. dollar-one month LIBOR and one month Term SOFR.

Note 10. Shareholders’ Equity
We are authorized to issue five million shares of preferred stock. At December 31, 2025 and 2024, no preferred shares were issued or outstanding.

Note 11. Stock-Based Compensation
Stock Incentive Compensation Plans
We currently have two active stock incentive plans: i) the 2024 Stock Incentive Plan (the “2024 Plan”), which expires on April 24, 2034, and ii) the 2018 Employee Stock Purchase Plan (“ESPP”). The Amended and Restated 2020 Stock Incentive Plan (the “2020 Plan”) was closed to further issuances of stock awards on April 24, 2024 and any remaining shares available were folded into the 2024 Plan as part of the approval of the 2024 Plan by shareholders at the 2024 Annual Meeting of Shareholders in April 2024. The 2024 Plan permit awards of stock options, restricted stock units, performance stock units and other stock-based awards to our officers, key employees and non-employee directors on terms determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The aggregate number of shares available for issuance under the 2024 Plan is 745,377 plus any outstanding awards issued under the 2020 Plan that are subsequently forfeited, terminated, expire or otherwise lapse without being exercised. As of December 31, 2025, shares available for future grant under the 2024 Plan are 198,163. Prior to the adoption of the 2024 Plan, we granted stock-based awards to purchase shares of our common stock under certain predecessor plans. No further awards can be granted under these predecessor plans.
Employee Stock Purchase Plan
The ESPP was adopted by the Board of Directors and approved by the shareholders in 2018, including 750,000 shares that can be awarded. The first offering period closed on July 31, 2019. Under the ESPP, our employees who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period and the discount will be treated as compensation to those employees. Employees purchase common stock using payroll deductions, which may not exceed 10% of their eligible compensation and other limitations. The Compensation Committee administers the ESPP. As of December 31, 2025, there are 397,687 shares available for future award grants.
Stock Options
In the years ended December 31, 2025, 2024, and 2023, we did not grant any stock options to our officers and key employees nor were any stock options, stock appreciation rights or other option-like instruments granted to our directors or officers within four days prior to, or one day after the release of material non-public information. Stock options are typically granted with an exercise price equal to the fair market value of our stock on the date of grant and expire not more than ten years from the date of grant. The stock options typically vest over a period of three or four years from the date of grant. The option price and number of shares are subject to adjustment under certain dilutive circumstances. If an employee terminates employment, the non-vested portion of the stock options will not vest and all rights to the non-vested portion will terminate completely.

Stock option activity for the year ended December 31, 2025 were as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	114,270	$38.93
Granted	—	$—
Exercised	(8,486)	$40.68
Expired	—	$—
Forfeited	—	$—
Outstanding at December 31, 2025	105,784	$38.79	3.1	$5,960
Exercisable at December 31, 2025	105,784	$38.79	3.1	$5,960
All stock options outstanding as of January 1, 2025 were fully vested.
The aggregate intrinsic value of stock options represents the amount by which the market price of our common stock exceeds the exercise price of the stock option. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2025, 2024 and 2023 was $0.3 million, $0.4 million, and $1.0 million, respectively. Cash received from stock options exercised for the years ended December 31, 2025, 2024 and 2023 was $0.3 million, $0.8 million, and $1.6 million, respectively, with related tax benefits of $0.1 million, $0.2 million, and $0.4 million, respectively. The total amount of stock options vested is 105,784 shares with a weighted-average exercise price of $38.79 and an aggregate intrinsic value of $6.0 million. There were no unvested stock options as of December 31, 2025. These stock options have a weighted-average remaining contractual term of 3.1 years.
The share-based compensation cost expensed for stock options for each of the years ended December 31, 2025, 2024, and 2023 (before tax benefits) was zero, and would have been included in selling, general and administrative expenses on the consolidated statements of operations. At December 31, 2025, there were no remaining unrecognized compensation cost related to stock options. The total fair value of stock options vested during each of the years ended December 31, 2025, 2024, and 2023 was zero.
We typically apply fair value accounting for stock-based compensation based on the grant date fair value estimated using a Black-Scholes-Merton (“Black-Scholes”) valuation model. There were no stock options granted under the 2024 Plan or the 2020 Plan for each of the years ended December 31, 2025, 2024, and 2023.
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
Restricted Stock Units
We granted restricted stock units (“RSUs”) to certain officers, key employees and non-employee directors of 144,479, 144,775, and 110,067 RSUs during the years ended December 31, 2025, 2024, and 2023, respectively, with weighted-average grant date fair values (equal to the fair market value of our stock on the date of grant) of $65.56, $56.43, and $51.57 per share, respectively. RSUs represent a right to receive a share of stock at future vesting dates with no cash payment required from the holder. The RSUs typically have a three year vesting term of 33.3%, 33.3% and 33.4% on the first, second and third anniversaries of the date of grant, respectively. If an employee terminates employment, their non-vested portion of the RSUs will not vest and all rights to the non-vested portion will terminate.

Restricted stock unit activity for the year ended December 31, 2025 was as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2025	247,264	$52.14
Granted	144,479	$65.56
Vested	(102,887)	$54.24
Forfeited	(15,447)	$61.57
Outstanding at December 31, 2025	273,409	$57.93
The share-based compensation cost expensed for RSUs for the years ended December 31, 2025, 2024, and 2023 (before tax benefits) was $7.5 million, $5.0 million, and $4.5 million respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations. At December 31, 2025, total unrecognized compensation cost (before tax benefits) related to RSUs of $8.7 million is expected to be recognized over a weighted average period of 1.4 years. The total fair value of RSUs vested for the years ended December 31, 2025, 2024, and 2023 was $6.9 million, $4.8 million, and $3.9 million, respectively. The tax benefit realized from vested RSUs for the years ended December 31, 2025, 2024, and 2023 was $1.6 million, $1.1 million, and $0.9 million, respectively.
Performance Stock Units
We granted performance stock awards (“PSUs”) to certain key employees of 178,730, 156,565, and 160,852 PSUs during the years ended December 31, 2025, 2024, and 2023, respectively, with weighted-average grant date fair values of $58.96, $63.45, and $40.51 per share, respectively. PSU awards are subject to the attainment of performance goals established by the Compensation Committee, the periods during which performance is to be measured, and all other limitations and conditions applicable to the awarded shares. Performance goals are based on a pre-established objective formula that specifies the manner of determining the number of PSUs that will be granted if performance goals are attained. If an employee terminates employment, their non-vested portion of the PSUs will not vest and all rights to the non-vested portion will terminate.

Performance stock activity for the year ended December 31, 2025 was as follows:

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2025	260,284	$56.36
Granted	178,730	$58.96
Vested	(108,069)	$48.59
Forfeited	(4,644)	$64.45
Outstanding at December 31, 2025	326,301	$59.86
The share-based compensation cost expensed for PSUs for the years ended December 31, 2025, 2024, and 2023 (before tax benefits) was $13.1 million, $8.4 million and $6.9 million, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations. At December 31, 2025, total unrecognized compensation cost (before tax benefits) related to PSUs of $15.8 million is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of PSUs vested during the years ended December 31, 2025, 2024, and 2023, was $6.2 million, $6.4 million, and $8.5 million, respectively. The tax benefit realized from PSUs for the years ended December 31, 2025, 2024, and 2023 were $1.4 million, $1.5 million, and $2.0 million, respectively.
Performance-Based With Market Condition Cash Settled Long-Term Incentive Awards
As permitted under the 2020 Plan, performance-based with market condition cash settled long-term incentive awards (“Performance-Based Cash LTIPs”) were granted in 2023 and 2022. Performance-Based Cash LTIPs will be settled in cash and are subject to the attainment of performance goals established by the Compensation Committee (including achievement of relative total shareholder return market condition), the periods during which performance is to be measured, and all other limitations and conditions applicable to the Performance-Based Cash LTIPs’ values. Performance goals are based on a pre-established objective formula that specifies the manner of determining the value of the Performance-Based Cash LTIPs that will be issued if performance goals are attained. If an employee terminates employment, their non-vested portion of the Performance-Based Cash LTIPs will not vest and all rights to the non-vested portion of the Performance-Based Cash LTIPs will terminate. The Compensation Committee administers the Performance-Based Cash LTIPs. The share-based compensation expense recorded for the Performance-Based Cash LTIPs for the years ended December 31, 2025, 2024, and 2023 (before tax benefits) was $3.0 million, $3.7 million, and $2.7 million, respectively.

Note 12. Employee Benefit Plans
Defined Contribution 401(k) Plans
We sponsor a 401(k) defined contribution plan for all our employees. The plan allows the employees to make annual voluntary contributions not to exceed the lesser of an amount equal to 25% of their compensation or limits established by the Internal Revenue Code. Under this plan, we generally provide a match equal to 50% of the employee’s contributions up to the first 6% of compensation, except for union employees who are not eligible to receive the match. Our provision for matching and profit sharing contributions for the three years ended December 31, 2025, 2024, and 2023 was $3.2 million, $3.2 million, and $3.1 million, respectively.
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
The components of net periodic pension cost for the Pension Plan and LaBarge Retirement Plan in aggregate are as follows:

	(In thousands) Years Ended December 31,
	2025	2024	2023
Service cost	$—	$407	$406
Interest cost	1,616	1,501	1,503
Expected return on plan assets	(854)	(865)	(1,790)
Amortization of actuarial losses	104	233	220
Net periodic pension cost	$866	$1,276	$339
The components of the reclassifications of net actuarial losses from accumulated other comprehensive loss to net income for 2025 were as follows:

(In thousands) Year Ended December 31,
2025
Amortization of actuarial loss - total before tax (1)	$104
Tax benefit	(26)
Net of tax	$78
(1)The amortization expense is included in the computation of periodic pension cost and is a decrease to net income upon reclassification from accumulated other comprehensive loss.
The estimated net actuarial loss for both plans that will be amortized from accumulated other comprehensive loss into net periodic cost during 2026 is $0.1 million.

The obligations, fair value of plan assets, and funded status of both plans are as follows:

	(In thousands) December 31,
	2025	2024
Change in benefit obligation(1)
Beginning benefit obligation (January 1)	$29,607	$31,550
Service cost	—	407
Interest cost	1,616	1,501
Actuarial loss (gain)	554	(2,115)
Benefits paid	(2,054)	(1,736)
Ending benefit obligation (December 31)	$29,723	$29,607
Change in plan assets
Beginning fair value of plan assets (January 1)	$29,219	$29,487
Return on assets	1,296	1,029
Employer contribution	447	439
Benefits paid	(2,054)	(1,736)
Ending fair value of plan assets (December 31)	$28,908	$29,219
Funded status underfunded	$(815)	$(388)
Amounts recognized in the consolidated balance sheet
Non-current assets	$2,342	$2,938
Current liabilities	$397	$440
Non-current liabilities	$2,760	$2,886
Unrecognized loss included in accumulated other comprehensive loss
Beginning unrecognized loss, before tax (January 1)	$2,936	$5,449
Amortization	(104)	(226)
Liability loss (gain)	554	(2,122)
Asset gain	(441)	(165)
Ending unrecognized loss, before tax (December 31)	2,945	2,936
Tax impact	(704)	(696)
Unrecognized loss included in accumulated other comprehensive loss, net of tax	$2,241	$2,240

(1)Projected benefit obligation equals the accumulated benefit obligation for the plans.
On December 31, 2025, our annual measurement date, the accumulated benefit obligation exceeded the fair value of the plans assets by $0.8 million. Such excess is referred to as an unfunded accumulated benefit obligation. We recorded an unrecognized loss included in accumulated other comprehensive income, net of tax at December 31, 2025 and 2024, and both were $2.2 million, which decreased shareholders’ equity. This charge to shareholders’ equity represents a net loss not yet recognized as pension expense. This charge did not affect reported earnings and would be decreased or be eliminated if either interest rates increase or market performance and plan returns improve which will cause the Pension Plan to return to fully funded status.
Our Pension Plan asset allocations at December 31, 2025 and 2024, by asset category, were as follows:

	December 31,
	2025	2024
Equity securities	—%	—%
Cash and equivalents	6%	40%
Debt securities	94%	60%
Total(1)	100%	100%

(1)Our overall investment strategy is typically to achieve an asset allocation within the following ranges to achieve an appropriate rate of return relative to risk.

Cash	0-10%
Fixed income securities	15-75%
Equities	30-80%

The Pension Plan is associated with the union employees at one of the performance centers that ceased operations in 2024 as a result of the 2022 Restructure Plan. Therefore, during 2023, we changed the overall investment strategy to achieve an asset allocation that de-risked the investment portfolio to preserve capital as the Pension Plan was fully funded. As of December 31, 2025, the Pension Plan assets consists primarily of bonds and cash and cash equivalents. The return on assets assumption reflects the average rate of return expected on the bonds and cash and cash equivalents invested to provide for the benefits included in the projected benefit obligation. We consider information from various external investment managers, forward-looking information regarding expected returns by asset class and our own judgment when determining the expected returns.

	(In thousands) Year Ended December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,631	$—	$—	$1,631
Fixed income securities	27,277	—	—	27,277
Total plan assets at fair value	$28,908	$—	$—	28,908
Pooled funds				—
Total fair value of plan assets				$28,908

	(In thousands) Year Ended December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,773	$—	$—	$11,773
Fixed income securities	17,446	—	—	17,446
Total plan assets at fair value	$29,219	$—	$—	29,219
Pooled funds				—
Total fair value of plan assets				$29,219

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
The weighted-average assumptions used to determine the net periodic benefit costs under the two plans were as follows:

	Years Ended December 31,
	2025	2024	2023
Discount rate used to determine pension expense
Pension Plan	5.68%	4.91%	5.11%
LaBarge Retirement Plan	5.35%	4.75%	5.00%

The weighted-average assumptions used to determine the benefit obligations under the two plans were as follows:

	December 31,
	2025	2024	2023
Discount rate used to determine value of obligations
Pension Plan	5.47%	5.68%	4.91%
LaBarge Retirement Plan	4.85%	5.35%	4.75%
Long-term rate of return - Pension Plan only	3.00%	3.00%	3.00%
The following benefit payments under both plans, which reflect expected future service, as appropriate, are expected to be paid:

	(In thousands)
	Pension Plan	LaBarge Retirement Plan
2026	$1,714	$397
2027	$1,766	$377
2028	$1,807	$359
2029	$1,877	$340
2030	$1,912	$321
2031 - 2035	$9,463	$1,294
Our funding policy is to contribute cash to our plans so that the minimum contribution requirements established by government funding and taxing authorities are met. We expect to make contributions of $0.4 million to the plans in 2026.
Supplemental Retirement Plans
We have three unfunded supplemental retirement plans. The first plan (“First Plan”) was suspended in 1986, but continues to cover certain former executives. The second plan (“Second Plan”) was suspended in 1997, but continues to cover certain current and retired directors. The third plan (“Third Plan”) covers certain current and retired employees and further employee contributions to this plan were suspended on August 5, 2011. The liability for the First and Third Plans and interest thereon was zero at December 31, 2025 and December 31, 2024. The accumulated benefit obligations of the Second Plan at December 31, 2025 and December 31, 2024 were both $0.3 million, and are included in accrued liabilities.
Non-Qualified Deferred Compensation Plan
In 2019, we adopted a nonqualified deferred compensation plan (“NQDC Plan”) that allows certain management employees or independent contractors to elect deferral of receipt of compensation from Ducommun in order to provide retirement and other benefits on behalf of such management employees or independent contractors (“Certain Participants”). The NQDC Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code (the “Code”). The NQDC Plan is also intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits for a select group of management or highly compensated employees under Section 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974 (“ERISA”) and independent contractors. Notwithstanding any other provision of this NQDC Plan, this NQDC Plan will be interpreted, operated and administered in a manner consistent with these intentions. The Certain Participants’ assets will not be dispensed until the occurrence of a qualified distribution event. The amount included in short-term liabilities and long-term liabilities at December 31, 2025 were $0.2 million and $3.7 million, respectively, and at December 31, 2024 were zero and $2.3 million, respectively.

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

Note 14. Income Taxes
Our pre-tax (loss) income attributable to foreign operations were not material. The components of provision for income tax (benefit) expense consisted of the following:

	(In thousands) Years Ended December 31,
	2025	2024	2023
Current tax expense
Federal	$831	$10,629	$8,796
State	336	1,604	1,095
Foreign	575	633	390
	1,742	12,866	10,281
Deferred tax benefit
Federal	(10,504)	(6,242)	(7,857)
State	(1,115)	(1,212)	(1,973)
	(11,619)	(7,454)	(9,830)
Income tax (benefit) expense	$(9,877)	$5,412	$451
We recognized net income tax benefits from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes of $0.2 million, less than $0.1 million, and $0.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Deferred tax assets (liabilities) were comprised of the following:

	(In thousands) December 31,
	2025	2024
Deferred tax assets:
Accrued expenses	$1,629	$547
Allowance for credit losses	438	642
Forward loss reserves	1,679	1,145
Deferred compensation	829	590
Employment-related accruals	4,498	4,883
Environmental reserves	497	496
Federal tax credit carryforwards	3,964	—
Inventory reserves	3,180	3,907
Interest expense carryforwards	638	—
Operating lease liabilities	9,798	6,983
Pension obligation	230	143
Federal and state net operating loss carryforwards	19,702	1,764
Research expenses	16,426	29,956
State tax credit carryforwards	8,834	7,992
Stock-based compensation	2,369	1,753
Other	1,627	1,918
Total gross deferred tax assets	76,338	62,719
Valuation allowance	(7,826)	(7,216)
Total gross deferred tax assets, net of valuation allowance	68,512	55,503
Deferred tax liabilities:
Deferred revenue	(1,013)	(2,374)
Depreciation	(11,163)	(11,533)
Goodwill	(15,442)	(13,149)
Intangibles	(12,255)	(14,167)
Interest rate hedge	(2,674)	(4,129)
Operating lease right-of-use assets	(9,341)	(6,702)
Prepaid insurance	(890)	(755)
Other	(417)	(455)
Total gross deferred tax liabilities	(53,195)	(53,264)
Net deferred income taxes	$15,317	$2,239
We have federal and state tax net operating losses of $86.3 million and $27.3 million, respectively, as of December 31, 2025. The pre-tax loss in 2025 resulted in the recognition of federal and state deferred tax assets for the benefits of net operating loss carryforwards to be recognized in future years. Based on our expectation of future taxable income, we expect to realize the deferred tax assets and did not record valuation allowances against them. The federal net operating losses acquired from the acquisition of Nobles Worldwide, Inc. are subject to an annual limitation under Internal Revenue Code Section 382; however, we expect to fully realize them under ASC Subtopic 740-10 before they begin to expire in 2038. The state net operating loss carryforwards include $2.1 million that is not expected to be realized due to various limitations and has been reduced by a valuation allowance. If not realized, the state net operating loss carryforwards, depending on the tax jurisdiction, will begin to expire between 2027 and 2045.
We have federal and state tax credit carryforwards of $4.5 million and $13.9 million, respectively, as of December 31, 2025. Of these amounts, federal tax carryforwards of $0.5 million offset federal uncertain tax positions resulting in a federal deferred tax asset of $4.0 million and state tax credit carryforwards of $2.7 million offset state uncertain tax positions resulting in a state deferred tax asset of $11.2 million ($8.8 million, net of federal tax effect). A valuation allowance of $9.8 million ($7.8 million, net of federal tax effect) has been provided on state tax credit carryforwards that are not expected to be realized under ASC Subtopic 740-10. Most of the state tax credit carryforwards do not expire. If not realized, the remaining state tax credit carryforwards, depending on the tax jurisdiction, will begin to expire between 2028 and 2040.

We believe it is more likely than not that we will generate sufficient taxable income to realize the benefit of the remaining deferred tax assets.
As described in Note 1, we adopted ASU 2023-09 on a retrospective basis. The following table reconciles the U.S. federal statutory tax amount and rate to our effective tax amount and rate for all years presented:

	(Dollars in thousands, except percentages) Years Ended December 31,
	2025	Percentage	2024	Percentage	2023	Percentage
U.S. federal statutory tax rate	$(9,201)	21.0%	$7,750	21.0%	$3,440	21.0%
State and local income taxes, net of federal income tax effect (a)	(615)	1.4%	313	0.9%	(702)	(4.3)%
Foreign tax effects:
Mexico	575	(1.3)%	606	1.6%	260	1.6%
Other	31	(0.1)%	(21)	(0.1)%	248	1.5%
Effect of cross-border tax laws:
Foreign-derived intangible income deduction	(160)	0.4%	(1,143)	(3.1)%	(634)	(3.9)%
Other	(121)	0.3%	(127)	(0.3)%	(55)	(0.3)%
Tax credits:
Research and development tax credits	(4,620)	10.5%	(5,055)	(13.7)%	(4,471)	(27.3)%
Other	—	—%	(12)	—%	(4)	—%
Changes in valuation allowances	—	—%	—	—%	—	—%
Nontaxable or nondeductible items:
Book compensation expenses	4,627	(10.6)%	3,598	9.8%	2,865	17.5%
Other	(88)	0.2%	117	0.3%	11	0.1%
Changes in unrecognized tax benefits	(315)	0.7%	(730)	(2.0)%	(550)	(3.4)%
Effect of changes in tax laws or rates enacted in current period	—	—%	—	—%	—	—%
Other	10	—%	116	0.3%	43	0.3%
Effective tax rate	$(9,877)	22.5%	$5,412	14.7%	$451	2.8%
(a) Majority (greater than 50%) of the tax effect in this category related to Wisconsin for 2025, Kansas for 2024, and Wisconsin for 2023.
Our total amount of unrecognized tax benefits was $5.0 million, $4.5 million, and $4.5 million at December 31, 2025, 2024, and 2023, respectively. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of December 31, 2025, 2024, and 2023 were not significant. If recognized, $2.8 million would affect the effective income tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	(In thousands) Years Ended December 31,
	2025	2024	2023
Balance at January 1,	$4,533	$4,493	$4,944
Additions for tax positions related to the current year	685	748	646
Additions for tax positions related to prior years	207	142	220
Reductions for tax positions related to prior years	—	—	(600)
Reductions for lapse of statute of limitations	(452)	(850)	(717)
Balance at December 31,	$4,973	$4,533	$4,493
We file U.S. Federal and state income tax returns. We are subject to examination by the Internal Revenue Service (“IRS”) for tax years after 2021 and by state taxing authorities for tax years after 2020. While we are no longer subject to examination prior to those periods, carryforwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a subsequent period. We believe we have adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.

As required under ASU 2023-09, the following table presents income taxes paid, net of refunds received, disaggregated by jurisdiction for all years presented:

	(In thousands) Years Ended December 31,
	2025	2024	2023
Federal	$550	$11,107	$20,525
State:
Arkansas	212	*	*
Minnesota	159	*	*
Rhode Island	140	*	*
Oklahoma	121	*	*
Other	532	1,153	1,975
Foreign:
Mexico	616	*	*
Other	*	621	450
Income taxes paid, net of refunds received	$2,330	$12,881	$22,950
* The amount of income taxes paid during the year does not meet the five percent disaggregation threshold.
One July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”). Amongst other things, the OBBBA provides for several corporate tax provision changes including restoring the full expensing of qualified property placed in service after January 19, 2025, reinstating the immediate expensing of U.S. research and development expenditures paid or incurred for tax years beginning after December 31, 2024, and changes in the computations of U.S. taxation on international earnings for tax years beginning after December 31, 2025. We completed the initial assessment of the OBBBA corporate tax provisions as they relate to our financial statements for the year ended December 31, 2025. The enactment of the OBBBA did not have a material impact to our effective tax rate for the year ended December 31, 2025. However, the OBBBA decreased our cash tax liability for 2025. We will continue to evaluate the full impact of the OBBBA corporate tax provision changes as additional guidance becomes available.
Note 15. Commitments and Contingencies
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
Guaymas Fire Litigation. A neighboring, non-related manufacturing facility also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center, and in November 2023, the occupant of the neighboring facility filed suit against us in U.S. District Court for the Central District of California (the “District Court”) seeking unspecified amounts for damages relating to the fire (“Guaymas Fire Litigation”). Subsequent to our quarter ended September 27, 2025, on

October 3, 2025, we entered into a binding settlement term sheet (the “Term Sheet”) to resolve the Guaymas Fire Litigation against us. The Term Sheet provides for, among other things, the final dismissal of the Guaymas Fire Litigation against us with prejudice and a release of claims against us in exchange for us issuing a payment of $150.0 million, $56.0 million of which we expected at that time to be funded by our insurance carriers. The Term Sheet also includes a mutual release of all the plaintiff’s past, present, and future claims arising from the fire and an indemnification in favor of us from any future subrogation claims that may be brought by the plaintiff’s insurers. Thereafter, on October 17, 2025, we entered into a settlement agreement that memorialized the terms set forth in and superseded the Term Sheet.
We recorded the litigation settlement costs of $150.0 million, which is included as part of the operating loss, and the related accrual which is included as part of accrued and other liabilities during the three months ended September 27, 2025 as such conditions existed as of the end of our fiscal third quarter. In addition, we recorded an insurance receivable of $56.0 million related to the Guaymas Fire Litigation and included as other current assets and on the same line as the litigation settlement costs as the determination that the insurance recovery receivable was probable of collection was based on the terms of the applicable insurance policies, settlement agreement, and communications with our insurance carriers. Our insurance carriers made payments directly to the plaintiff totaling $56.0 million, and on November 24, 2025, we made a payment to the plaintiff of $94.0 million and thus, the $150.0 million settlement liability was extinguished as of December 31, 2025.
Subrogation Claims. Subsequent to our quarter ended September 27, 2025, on October 9, 2025, we also settled an ancillary subrogation claim for $1.4 million. We recorded the litigation settlement costs of $1.4 million, which is included as part of the operating loss, and the related accrual which is included as part of accrued and other liabilities during the three months ended September 27, 2025 as such conditions existed as of the end of our fiscal third quarter. Thereafter, on October 24, 2025, we entered into a settlement agreement that memorialized the terms agreed to on October 9, 2025. We made the $1.4 million payment to the plaintiff during the three months ended December 31, 2025. Further, in connection with the Guaymas Fire Litigation, in July 2024, we received a subrogation demand (“Additional Subrogation Claim”) from our landlord’s insurer. Subsequent to the fiscal year ended December 31, 2025, on January 7, 2026, we entered into a binding confidential agreement, (“Settlement Agreement”) to resolve the Additional Subrogation Claim against us. The Settlement Agreement provides for, among other things, the final dismissal of the Additional Subrogation Claim and a release of all claims against us, with prejudice, in exchange for us issuing a payment of $4.0 million. We recorded this litigation settlement cost, which is included as part of operating loss, and the related accrual, which is included as part of accrued and other liabilities as of December 31, 2025 as such conditions existed as of our fiscal year ended December 31, 2025. While we do not believe there are any remaining subrogation or other claims relating to the Guaymas fire at this time, other than by an insurer of the plaintiff in the Guaymas Fire Litigation based in Mexico for payments issued to its insured for damages allegedly incurred in the Guaymas fire, and which we believe to be time barred, it is possible that we may face additional subrogation claims associated with the Guaymas Fire Litigation in the future.
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

California’s Wage and Hour Laws Complaint
In December 2020, a representative action under California’s Private Attorneys General Act was filed against us in the Superior Court for the State of California, County of San Bernardino. We received service of process of this complaint in January 2021. The complaint alleged violations of California’s wage and hour laws relating to our current and former employees and sought attorney’s fees and penalties. We vigorously refuted and defended these claims and reached a tentative settlement of $0.8 million during the fourth quarter 2021, which was subject to court approval. Thus, we recorded accrued liabilities of $0.8 million as of December 31, 2021. During the second quarter of 2022, additional factual information was identified resulting in an increase in the amount of the tentative settlement to $0.9 million. Therefore, we recorded an additional accrued liabilities of $0.1 million for a total accrued liabilities amount of $0.9 million as of the end of the second quarter of 2022, which amount remained unchanged as of December 31, 2022 as we were awaiting final court approval of this settlement. Subsequent to final court approval and payment of the $0.9 million in January 2023, during the third quarter of 2023 and upon plaintiff’s motion, the court re-opened the settlement agreement to determine whether the class list captured all affected employees. While we appealed that determination, the appellate court upheld the trial court’s decision, and the case was returned to the trial court for the parties to re-examine the class list. Subsequent to our quarter ended June 28, 2025, and as a result of the re-examination of the class list, additional affected employees were identified and a tentative settlement was reached that will result in an additional net payment of $0.3 million subject to court approval. Thus, we recorded accrued liabilities of $0.3 million, during the second quarter of 2025. Subsequent to the fiscal year ended December 31, 2025, payment was made on January 2, 2026.
Groundwater
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for the estimated liability for such investigation and corrective action of $1.5 million as of both December 31, 2025 and December 31, 2024, which is reflected in other long-term liabilities on our consolidated balance sheets.
Waste Disposal
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill, which had a balance of $0.4 million as of both December 31, 2025 and December 31, 2024, which is reflected in other long-term liabilities on our consolidated balance sheets. We anticipate an updated estimate will be available over the next 12 to 24 months however, and will update our accrual for the estimated liability at that time, if needed. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities related to a final remedy, and the allocation of liability among potentially responsible parties.
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

Note 16. Major Customers and Concentrations of Credit Risk
We provide proprietary products and services to the Department of War and various United States Government agencies, and most of the aerospace and aircraft manufacturers who receive contracts directly from the U.S. Government as an original equipment manufacturer (“Primes”). In addition, we also service technology-driven markets in the industrial, medical and other end-use markets. As a result, we have significant net revenues from certain customers. Accounts receivable were diversified over a number of different commercial, military and space programs and were made by both operating segments. Net revenues from our top ten customers, including The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), RTX Corporation (f/k/a Raytheon Technologies Corporation) (“RTX”), and Viasat, Inc. (“Viasat”), represented the following percentages of total net revenues:

	Years Ended December 31,
	2025	2024	2023
Boeing (1)	13.3%	13.9%	14.6%
Lockheed	4.2%	5.3%	4.0%
Northrop	5.8%	6.4%	5.5%
RTX (2)	17.9%	16.4%	14.2%
Viasat	4.0%	3.0%	5.5%
Top ten customers (3)	60.7%	60.1%	58.7%
(1) Boeing completed its acquisition of all of Spirit Aerosystems Holdings, Inc.’s Boeing-related commercial operations, based on Boeing’s announcement on December 8, 2025.
(2) TransDigm Group Inc. (“TransDigm”) completed its acquisition of the Simmonds Precision Products, Inc. business of Goodrich Corporation from RTX, based on TransDigm’s announcement on October 6, 2025.
(3) Includes Boeing, Lockheed, Northrop, RTX, and Viasat.
Boeing, Lockheed, Northrop, RTX, and Viasat represented the following percentages of total accounts receivable:

	December 31,
	2025	2024
Boeing	7.3%	12.4%
Lockheed	1.5%	1.9%
Northrop	13.3%	2.7%
RTX	14.7%	14.7%
Viasat	5.0%	3.1%
In 2025, 2024 and 2023, net revenues from foreign customers based on the location of the customer were $118.8 million, $113.8 million and $82.2 million, respectively. No net revenues from a foreign country were greater than four percent of total net revenues in 2025, 2024, and 2023. We have a manufacturing facility in Mexico. We also had a manufacturing facility in Thailand, however, we ceased manufacturing activities during 2023. Our net revenues, profitability and identifiable long-lived assets attributable to foreign revenues activity were not material compared to our net revenues, profitability and identifiable long-lived assets attributable to our domestic operations during 2025, 2024, and 2023. We are not subject to any significant foreign currency risks as all our sales are made in United States dollars.

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

Financial information by reportable segment was as follows:

	(In thousands) Years Ended December 31,
	2025			2024			2023
	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems	Total
Consolidated Net Revenues (1)	$462,682	$362,048	$824,730	$431,363	$355,188	$786,551	$430,136	$326,856	$756,992
Less: Significant Expenses
Cost of sales	334,932	268,183		313,408	275,878		340,276	253,529
Selling, general and administrative expenses	45,435	45,352		44,112	48,079		41,629	41,579
Restructuring charges	141	2,096		177	6,267		6,145	8,288
Segment Operating Income (1)	$82,174	$46,417	128,591	$73,666	$24,964	98,630	$42,086	$23,460	65,546

Reconciliation of Profit or Loss (Segment Operating [Loss] Income)
Unallocated Amounts:
Corporate general and administrative expenses (2)			(160,895)			(46,419)			(36,520)
Restructuring charges			—			—			(109)
Operating (Loss) Income			(32,304)			52,211			28,917
Interest Expense			(12,676)			(15,304)			(20,773)
Loss on Extinguishment of Debt			(581)			—			—
Other Income, Net			1,746			—			8,235
(Loss) Income Before Taxes			$(43,815)			$36,907			$16,379
(1)The results for 2023 include BLR’s results of operations which have been included in our consolidated statements of operations since the date of acquisition in April 2023, as part of the Structural Systems segment.
(2)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Additional financial information by reportable segment was as follows:

	(In thousands) Years Ended December 31,
	2025	2024	2023
Depreciation and Amortization Expenses
Electronic Systems	$14,302	$14,455	$14,276
Structural Systems	18,933	18,696	18,060
Corporate Administration	422	287	235
Total Depreciation and Amortization Expenses	$33,657	$33,438	$32,571
Capital Expenditures
Electronic Systems	$5,976	$4,908	$6,007
Structural Systems	8,515	6,281	13,127
Corporate Administration	166	3,220	—
Total Capital Expenditures	$14,657	$14,409	$19,134

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets for 2025 and 2024:

	(In thousands) December 31,
	2025	2024
Total Assets
Electronic Systems	$561,954	$507,428
Structural Systems	538,109	551,213
Corporate Administration (1)	86,162	67,460
Total Assets	$1,186,225	$1,126,101
Goodwill and Intangibles
Electronic Systems	$154,638	$163,926
Structural Systems	222,801	230,265
Total Goodwill and Intangibles	$377,439	$394,191
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
(Dollars in thousands)
SCHEDULE II

Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expenses	Deductions	Other(1)	Balance at End of Period
2025
Allowance for Credit Losses	$2,630	$(145)	$(683)	$—	$1,802
Valuation Allowance on Deferred Tax Assets	$7,216	$610	$—	$—	$7,826
2024
Allowance for Credit Losses	$2,006	$624	$—	$—	$2,630
Valuation Allowance on Deferred Tax Assets	$7,464	$(248)	$—	$—	$7,216
2023
Allowance for Credit Losses	$589	$1,329	$(88)	$—	$2,006
Valuation Allowance on Deferred Tax Assets	$7,548	$(84)	$—	$—	$7,464
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
*10.14 Form of Performance Restricted Stock Unit Agreement for 2020. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the period ended June 27, 2020.
*10.15 Form of Performance Stock Unit Cash-Based Long-Term Incentive Award Agreement for 2022 and after. Incorporated by reference to Exhibit 10.20 to Form 10-Q for the period ended July 2, 2022.
*10.16 Form of Performance Restricted Stock Unit Cash-Based Long-Term Incentive Award Agreement for 2022 and after. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the period ended July 2, 2022.
*10.17 Form of Performance Stock Unit Award Agreement for 2023 and after. Incorporated by reference to Exhibit 10.18 to Form 10-Q for the period ended April 1, 2023.
*10.18 Form of Performance Stock Unit Cash-Based Long-Term Incentive Award Agreement for 2023 and after. Incorporated by reference to Exhibit 10.19 to Form 10-Q for the period ended April 1, 2023.
*10.19 Form of Performance Stock Unit Agreement for 2024 and after. Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended June 29, 2024.
*10.20 Form of Cash-Based Long-Term Incentive Award Agreement for 2024 and after. Incorporated by reference to Exhibit 10.5 to Form 10-Q for the period ended June 29, 2024.
*10.21 Form of Revenue Performance Stock Unit Agreement for 2024 and after. Incorporated by reference to Exhibit 10.6 to Form 10-Q for the period ended June 29, 2024.
*10.22 Form of Revenue Performance Cash-Based Long-Term Incentive Award Agreement for 2024 and after. Incorporated by reference to Exhibit 10.7 to Form 10-Q for the period ended June 29, 2024.
*10.23 Form of Restricted Stock Unit Agreement (for NQDCP Participants) for 2024 and after. Incorporated by reference to Exhibit 10.8 to Form 10-Q for the period ended June 29, 2024.
*10.24 Form of Stock Option Agreement for 2024 and after. Incorporated by reference to Exhibit 10.9 to Form 10-Q for the period ended June 29, 2024.
*10.25 Directors’ Deferred Compensation and Retirement Plan, as amended and restated February 2, 2010. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2009.
*10.26 Non Qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 4.6 to Form S-8 dated November 26, 2019.
*10.27 Form of Key Executive Severance Agreement, dated May 9, 2024 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 99.1 to Form 8-K dated May 10, 2024.
*10.28 Form of Key Executive Severance Agreement between Ducommun Incorporated and each of its executive officers (except Stephen G. Oswald). Incorporated by reference to Exhibit 99.2 to Form 8-K dated May 10, 2024.
*10.29 Employment Letter Agreement dated January 3, 2017 between Ducommun Incorporated and Stephen G. Oswald. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 9, 2017.
*10.30 Ducommun Incorporated Retirement Policy effective as of August 6, 2024. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended September 28, 2024.
10.31    Form of Indemnity Agreement entered with all directors and officers of Ducommun. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1990.
*+10.32 Binding Settlement Agreement by and among Williams International Co., LLC and Ducommun Incorporated, Ducommun Aerostructures, Inc. and Ducommun Aerostructures Mexico, LLC, dated as of October 3, 2025.
*10.33 First Amendment to Credit Agreement, Security Agreement and Pledge Agreement, dated as of November 24, 2025., by and among Ducommun Incorporated as Borrower, the subsidiaries of the Borrower party thereto, as Guarantors, Bank of America N.A., as Administrative Agent, Swingline Lender and an L/C Issuer, and the lenders party thereto, Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 1, 2025.
19.1 Insider Trading Policy. Incorporated by reference to Exhibit 19.1 to Form 10-K for the year ended December 31, 2025.

Exhibit
No.        Description
21 Subsidiaries of the registrant.
23 Consent of Independent Registered Public Accounting Firm.
31.1 Certification of Principal Executive Officer.
31.2 Certification of Principal Financial Officer.
32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1 Second Amended and Restated Clawback Policy.
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
+ Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCOMMUN INCORPORATED

Date: February 26, 2026	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2026.

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