Form 10-K/A
period 2025-12-31
DUCOMMUN INC /DE/
filed 2026-05-08
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 28, 2025 was $1.2 billion.
The number of shares of common stock outstanding on April 29, 2026 was 15,084,684.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference:
(a) Proxy Statement for the 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”), incorporated partially in Part III hereof.

EXPLANATORY NOTE
Overview
In this Amendment No. 1 to Form 10-K for the year ended December 31, 2025 (“Amendment” or “Form 10-K/A”), Ducommun Incorporated (“Ducommun,” “the Company,” “we,” “us” or “our”) amends and restates certain items in our Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (“Original Filing”). The Company is restating its previously issued audited consolidated financial statements as of and for the fiscal years ended December 31, 2025 and December 31, 2024, as well as the related unaudited quarterly financial information for each of the fiscal quarters ended June 29, 2024, September 28, 2024, March 29, 2025, June 28, 2025 and September 27, 2025 contained within the Quarterly Reports on Form 10-Q for each such completed quarterly period (the “Affected Periods”). Accordingly, this filing includes more information than would normally be included in an Annual Report on Form 10-K/A in order to provide a composite presentation of information for these prior periods for which financial results are being restated herein.
Restatement Background
As previously announced in a Form 8-K filed with the SEC on May 1, 2026, while preparing the first quarter 2026 consolidated financial statements, management identified an error in the Company’s historical consolidated financial statements as of and for the fiscal years ended December 31, 2025 and December 31, 2024, as well as the related unaudited quarterly financial statements for each of the fiscal quarters ended June 29, 2024, September 28, 2024, March 29, 2025, June 28, 2025 and September 27, 2025, relating to the timing of stock-based compensation expense recognition (the “Error”). In particular, the Company did not apply the proper accounting for changes made in April 2024 to the retirement provision in the Company’s performance and restricted stock unit award agreements and did not record stock-based compensation expense in the correct periods for retirement eligible employees. As a result of the changes to the stock unit award agreements in April 2024, the stock-based compensation expense for any employee eligible for retirement on or before the grant date should have been accelerated and fully recognized on the grant date. Further, the stock-based compensation expense related to employees expected to become retirement eligible during the vesting period should have been accelerated and recognized from the grant date through the retirement eligible date instead of being recognized over the typical vesting period applicable to other employees. The Error was non-cash in nature and did not impact the Company’s net revenues, gross margin or net cash provided by (used in) operating activities. The correction for the Error impacted (i) selling, general and administrative expenses, (ii) accrued and other liabilities, (iii) other long-term liabilities, and (iv) additional paid-in capital.
Additionally, the Company is correcting certain other immaterial items that were previously corrected out of period and that were previously identified and concluded as immaterial, individually and in the aggregate, to its financial statements during the Affected Periods. These items primarily relate to (i) revenue and cost of sales being recognized in the wrong period, which also impacted accounts receivable, contract assets, and inventory, (ii) employee compensation and benefits costs being recorded in the wrong period which also impacted accrued and other liabilities and other long-term liabilities, and (iii) incorrect netting of contract liabilities against contract assets. In addition, the tax effects of these adjustments impacted other current assets and deferred income taxes.
As a result, the Company is restating the previously issued financial statements by amending its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Amended Annual Report”), which includes restated financial statements for the Affected Periods and is revising for other immaterial adjustments in the accompanying financial statements for the quarter ended and as of March 30, 2024. All material restatement information will be included in the Amended Annual Report (together with the restated financial information for the Affected Periods, the “Restatement”).
Items Amended in this Filing
The following items in this Form 10-K/A are impacted as a result of the restatement or revision:

•Forward-Looking Statements and Risk Factors

•Part I, Item 1, Business

•Part I, Item 1A, Risk Factors

•Part I, Item 3, Legal Proceedings

•Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•Part II, Item 8, Financial Statements and Supplementary Data

•Part II, Item 9A, Controls and Procedures

•Part III, Item 11, Executive Compensation

•Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

•Part IV, Item 15, Exhibits and Financial Statement Schedule

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Form 10-K/A currently dated certifications from its Chief Executive Officer and its Chief Financial Officer. These certifications are filed or furnished, as applicable, with this Form 10-K/A as Exhibits 31.1, 31.2, and 32, and an updated Consent of Independent Registered Public Accounting Firm is being filed as Exhibit 23. This Form 10-K/A also includes an updated Report of Independent Registered Public Accounting Firm and updated signature page.
This Form 10-K/A is presented as of the filing date of the Original Form 10-K, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the restatement of the Affected Periods included in the financial statements and elsewhere in this Form 10-K/A. This Form 10-K/A sets forth the Original Form 10-K in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-K have not been updated to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Unless the context otherwise requires, references to our “Annual Report on Form 10-K” herein refer to this Form 10-K/A.
Internal Control Over Financial Reporting
The Error and the related restatement were the result of a material weakness in the Company’s Internal Control Over Financial Reporting (“ICFR”). As a result, management has concluded that the Company’s ICFR was not effective as of December 31, 2025, and the Company’s disclosure controls and procedures were not effective as of June 29, 2024, September 28, 2024, December 31, 2024, March 29, 2025, June 28, 2025, September 27, 2025, and December 31, 2025. Accordingly, the Audit Committee of the Board concluded that Management’s Report on Internal Control over Financial Reporting as of December 31, 2025, should no longer be relied upon.
The Company’s remediation plan is described in more detail in Part II, Item 9A of this Form 10-K/A.
The Audit Committee and the Board, along with management, discussed with PricewaterhouseCoopers LLP (“PwC”), the Company’s independent registered public accounting firm, the matters disclosed herein. As a result of the above, PwC’s report on the Company’s consolidated financial statements as of and for the years ended December 31, 2025 and December 31, 2024 and PwC’s report on the effectiveness of the Company’s ICFR as of December 31, 2025, should no longer be relied upon.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
This Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include words such as “could,” “may,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “expect,” “would,” or similar expressions. These statements are based on the beliefs and assumptions of our management at the time such statements are made. Generally, forward-looking statements include information concerning our possible or assumed future actions, events or results of operations. Forward-looking statements specifically include, without limitation, the information in this Form 10-K/A regarding: future sales, earnings, cash flow, revenue recognition, uses of cash and other measures of financial performance, projections or expectations for future operations, including costs to complete contracts, goodwill impairment evaluations, useful life of intangible assets, unrecognized tax benefits and effective tax rate, possible labor disruptions, the imposition of tariffs, environmental remediation costs, insurance recoveries, industry trends and expectations, including ramp up times for build rates, our plans with respect to restructuring activities, capital expenditures, completed acquisitions, future acquisitions and dispositions, and expected business opportunities that may be available to us.
Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. We cannot guarantee future results, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this Form 10-K/A that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by “Risk Factors” contained within Part I, Item 1A of this Form 10-K/A and other cautionary statements included herein.
There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, some factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Risk Factors contained within Part I, Item 1A of this Form 10-K/A and the following:
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
•risks related to the identified material weakness in our internal control over financial reporting;
•risks related to the restatement of our prior consolidated financial statements;
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
We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this Form 10-K/A. We do not undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K/A except as required by law.

PART I
ITEM 1. BUSINESS
Except for updates to refer to this filing as a Form 10-K/A and to update references to the notes to our consolidated financial statements included in Part IV, Item 15(a) of this Amendment, this section has not been otherwise modified and does not reflect any information or events occurring after February 26, 2026, the filing date of the Original Filing, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein.

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

Structural Systems
Structural Systems product offerings support a global customer base with end-use applications across commercial aircraft, military fixed-wing aircraft, military and commercial rotary-wing aircraft, and military ground vehicles. Products include structural components, structural assemblies, bonded (metal and composite) components, precision profile extrusions and extruded assemblies, ammunition handling systems, seals, and aerodynamic systems. In the structural components products, Structural Systems provides design services, engineers, and manufacturing of large complex contoured aluminum, titanium and Inconel aerostructure components for the aerospace industry. Structural assembly products include winglets, engine components, and fuselage structural panels for aircraft. Metal and composite bonded structures and assemblies products include aircraft wing spoilers, large fuselage skins, rotor blades on rotor wing aircraft, flight control surfaces and engine nacelle components. Ammunition handling systems include feed and eject chutes, storage magazines and custom gun mounts for fixed-wing and rotary-wing military aircraft and military ground vehicles. Seals include magnetic, mechanical and lip seals and O-rings for various military and industrial applications. Aerodynamic systems include engineered structural components for rotorcraft and business jets. To support these products, Structural Systems maintains extensive engineering capacity to support both design and manufacturing and also maintains advanced machine milling, stretch-forming, hot-forming, metal bonding, composite layup, and chemical milling capabilities.
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
The U.S. Government could experience a disruption to its operations and/or payments in 2026 as a result of the U.S. Treasury exhausting extraordinary measures after reaching its debt limit. In addition, U.S. Government discretionary spending in fiscal years 2024 (“FY24”) and 2025 (“FY25”), including defense spending, was capped by the Fiscal Responsibility Act of 2023 (“FRA23”). The discretionary spending caps that were put in place by FRA23 are no longer binding for FY26, though the legislation implies that Congress could continue to implement the caps by raising spending one percent above the FY25 level. Congress has not yet taken action to address this issue. These potential disruptions, and any other broader macroeconomic impacts, could affect our current programs and contracts and have a material effect on our financial position, results of operations and/or cash flows. For additional information related to our revenues from customers whose principal sales are to the U.S. Government and our direct sales to the U.S. Government, see “Risk Factors” contained within Part I, Item 1A of this Annual Report on Form 10-K/A (“Form 10-K/A”).
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
Net revenues from our customers, except the U.S. Government, are diversified over a number of different military and space, commercial aerospace, industrial, medical and other products. For additional information on revenues from major customers, see Note 16 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A.
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
COMPETITION
The markets we serve are highly competitive, and our products and services are affected by varying degrees of competition. We compete worldwide with domestic and international companies in most markets. These companies may have competitive advantages as a result of greater financial resources, economies of scale and bundled products and services that we do not offer. Additional information related to competition is discussed in Risk Factors contained within Part I, Item 1A of this Form 10-K/A. Our ability to compete depends principally upon the breadth of our technical capabilities, the quality of our goods and services, competitive pricing, product performance, design and engineering capabilities, new product innovation, the ability to solve specific customer needs, and customer relationships.

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
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at its facilities located in Adelanto (a.k.a., El Mirage) and Monrovia, California. Based on currently available information, we have accrued $1.5 million at December 31, 2025 for our estimated liabilities related to these sites. For further information, see Note 15 in the accompanying notes to consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A. In addition, see Risk Factors contained within Part I, Item 1A of this Form 10-K/A for certain risks related to environmental matters.
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
Workforce Demographics
As of December 31, 2025, we had a highly skilled workforce of 2,130 employees, of which 282 are subject to a collective bargaining agreement expiring in April 2028. Historically, we have been successful in negotiating renewals to expiring agreements without material disruption of operating activities, and believe our relations with our employees are good. See Risk Factors contained within Part I, Item 1A of this Form 10-K/A for additional information regarding certain risks related to our employees.
AVAILABLE INFORMATION
General information about us can be obtained from our website address at www.ducommun.com. We may use our website as a distribution channel of material company information. In addition, we file electronically with the SEC required reports on Form 8-K, Form 10-Q, and Form 10-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), registration statements on Forms S-3 and S-8, as necessary; and other forms or reports as required. Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, if any, are available free of charge on our website as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on our website is not incorporated by reference in this Form 10-K/A. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including our company.
ITEM 1A. RISK FACTORS
Except for revisions to refer to this filing as a Form 10-K/A and revisions to add the risk factors entitled, “Management has identified a material weakness in our internal control over financial reporting that could, if not remediated, adversely impact the reliability of our financial reports, cause us to submit our financial reports in an untimely fashion, result in material misstatements in our financial statements and/or cause current and potential stockholders to lose confidence in our financial reporting” and “We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price”, this section has not been otherwise modified and does not reflect any information or events occurring after February 26, 2026, the filing date of the Original Filing, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein.
Our business, financial condition, results of operations and cash flows may be affected by known and unknown risks, uncertainties and other factors. We have summarized below the significant, known material risks to our business. Additional risk factors not currently known to us or that we currently believe are immaterial may also impair our business, financial condition, results of operations and cash flows. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. The risk factors below should be considered together with the information included elsewhere in this Form 10-K/A as well as other required filings by us with the SEC.
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
As of December 31, 2025, the outstanding balance on the 2025 Credit Facilities (as defined below) was $305.0 million with an average interest rate of 6.10%. Should interest rates increase significantly, our debt service cost on the variable portion of our debt will increase. Any inability to generate sufficient cash flow could have a material adverse effect on our financial condition or results of operations. See Note 1, Note 3, and Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for further discussion.
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
From time to time, we and our subsidiaries are involved in various legal and other proceedings that are incidental to the conduct of our business. Any litigation, other legal proceedings or indemnity claims could result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines that may exceed our insurance coverage limits, or we may decide to settle on similarly unfavorable terms, any of which could adversely affect our business, financial condition, and results of operations. For instance, on October 17, 2025, we entered into a settlement agreement (“Settlement Agreement”) to resolve the Guaymas fire litigation (“Guaymas Fire Litigation”) against us. The Settlement Agreement provided for, among other things, the final dismissal of the Guaymas Fire Litigation with prejudice and a release of claims against us in exchange for the issuance of a payment of $150.0 million, $56.0 million of which was funded by our insurance carriers. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. See Note 13 and Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for further information.
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
Our goodwill and other intangible assets as of December 31, 2025 were $377.4 million, or 32% of total assets. If our goodwill and/or other assets are impaired, it could have an adverse effect on our results of operations and financial condition. See “Goodwill and Other Intangible Assets” in Note 7 of our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for further information.
Environmental liabilities could adversely affect our financial results.
We are subject to various federal, local, and foreign environmental laws and regulations, including those relating to the use, storage, transport, discharge and disposal of hazardous and non-hazardous chemicals and materials used and emissions generated during our manufacturing process. We do not carry insurance for these potential environmental liabilities. Any failure by us to comply with present or future regulations could subject us to future liabilities or the suspension of production, which could have a material adverse effect on our financial results. Moreover, some environmental laws relating to contaminated sites can impose joint and several liability retroactively regardless of fault or the legality of the activities giving rise to the contamination. Compliance with existing or future environmental laws and regulations may require extensive capital expenditures, increase our cost or impact our production capabilities. Even if such expenditures are made, there can be no assurance that we will be able to comply. We have been directed to investigate and take corrective action for soil and groundwater contamination at certain sites and our ultimate liability for such matters will depend upon a number of factors. See Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for further information.
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
Management has identified a material weakness in our internal control over financial reporting that could, if not remediated, adversely impact the reliability of our financial reports, cause us to submit our financial reports in an untimely fashion, result in material misstatements in our financial statements and/or cause current and potential stockholders to lose confidence in our financial reporting.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As further described in Part II - Item 9A of this Form 10-K/A, we have concluded that there is a material weakness in our internal control over financial reporting as we did not design and maintain effective controls to review the terms of employee stock award plan documents to ensure that stock-based compensation expense is recorded completely and accurately. This material weakness could result in misstatements to stock-based compensation expense and related disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Thus, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2025.
We have and will continue to take additional measures to remediate the underlying causes of the material weakness noted above. As we continue to evaluate and work to remediate the material weakness, we may determine to take additional measures to address the control deficiencies.
Further, although we plan to complete this remediation process as quickly as possible, our measures may not prove to be successful in remediating this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our future consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements and debt covenant requirements.
We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.
As discussed in the Explanatory Note and in Note 1A to our consolidated financial statements included in Item 15(a), “Financial Statements and Supplementary Data” of Part IV of this Form 10-K/A, while preparing the first quarter 2026 condensed consolidated financial statements of the Company, management identified an error in the Company’s historical consolidated financial statements relating to the timing of when stock-based compensation expense should have been recognized. Due to this Error, the Company concluded that the following previously issued consolidated financial statements of the Company (and related earnings releases, press releases, shareholder communications, investor presentations or other materials describing relevant portions of such financial statements) as of and for the Affected Periods should no longer be relied upon. Accordingly, the Original Filing has been amended by this Amendment to, among other things, reflect the restatement of our financial statements for the Affected Periods.
The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows, including unanticipated costs for accounting, legal and other fees in connection with or related to the restatement and the risk of potential stockholder litigation. If lawsuits are filed, we may incur additional substantial defense costs regardless of the outcome of such litigation. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.
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
We have operations located in regions of the U.S. and Mexico that may be exposed to damaging storms, earthquakes, fires and other natural disasters. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance, we do not carry any earthquake insurance due to its prohibitive cost and because many of our properties are located in Southern California, an area subject to earthquake activity. Our California performance centers generated $189.8 million in net revenues during 2025. Even if covered by insurance, any significant damage or destruction of our facilities due to storms, earthquakes, fires or other natural disasters could result in our inability to meet customer delivery schedules and may result in the loss of customers, the termination of previously awarded contracts and impose significant additional costs on us. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations. See the “Guaymas Performance Center Fire” discussion of a fire in June 2020 which severely damaged our Guaymas, Mexico performance center in Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for further information.

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

ITEM 3. LEGAL PROCEEDINGS
Except for revisions to refer to this filing as a Form 10-K/A and to update references to the notes to our consolidated financial statements included in Part IV, Item 15(a) of this Amendment, this section has not been otherwise modified and does not reflect any information or events occurring after February 26, 2026, the filing date of the Original Filing, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein.
See Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for a description of our legal proceedings, which description is incorporated herein by reference.

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

ITEM 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement of Previously Issued Financial Statements
As discussed in the “Explanatory Note” above, and in Part IV, Item 15(a) “Exhibits and Financial Statement Schedules - Note 1A to the Consolidated Financial Statements - Restatement” we have restated these consolidated financial statements as of and for the years ended December 31, 2025 and 2024, revised amounts for the quarter ended and as of March 30, 2024, and corrected certain other immaterial items that were previously identified and concluded as immaterial, individually and in the aggregate. As a result, the previously reported financial information as of and for the years ended December 31, 2025 and December 31, 2024 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to reflect effects of the restatement.
See the section entitled “Restatement of Previously Issued Consolidated Financial Statements,” in Note 1A “Restatement” and Note 18 “Unaudited Quarterly Financial Data” to the Consolidated Financial Statements contained in Part IV, Item 15(a) “Exhibits and Financial Statement Schedules” of this Form 10-K/A for further detail regarding the restatement, including descriptions of the adjustments and the impacts to our consolidated financial statements.
Other than the effects of the restatement, revision, and other immaterial prior period misstatements noted above, this section has not been otherwise modified and does not reflect any information or events occurring after February 26, 2026, the filing date of the Original Form 10-K, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein.
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
Since Boeing is one of our largest customers, if Boeing is unable to meet the full compliance of the FAA’s required quality control procedures, and/or recover from the impact of a labor strike, which extended from early August 2025 to mid-November 2025, in the near term, it could have a material adverse impact on our business, results of operations and financial condition. See Risk Factors included in Part I, Item 1A of this Annual Report on Form 10-K/A (“Form 10-K/A”).
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
U.S. Taxation Legislation
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), which, among other things, provides a corporate tax provision change in reinstating the immediate expensing of U.S. research and development expenditures paid or incurred for tax years beginning after December 31, 2024. See Note 14 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for further information.
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
See Note 1 and Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for further information.

Recap for the year ended December 31, 2025:
•Net revenues of $824.8 million (As Restated)
•Net loss of $37.4 million, or 4.5% of net revenues, or $2.50 per share (As Restated)
•Adjusted EBITDA of $136.1 million, or 16.5% of net revenues (As Restated)

RESULTS OF OPERATIONS
2025 Compared to 2024 (As Restated)
The following table sets forth net revenues, selected financial data, the effective tax (benefit) rate and diluted (loss) earnings per share:

	(Dollars in thousands, except per share data) Years Ended December 31,
	2025	% of Net Revenues	2024	% of Net Revenues
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net Revenues	$824,839	100.0%	$786,442	100.0%
Cost of Sales	603,224	73.1%	589,177	74.9%
Gross Profit	221,615	26.9%	197,265	25.1%
Selling, General and Administrative Expenses	147,808	17.9%	148,601	18.9%
Restructuring Charges	2,237	0.3%	6,444	0.8%
Litigation Settlement and Related Costs, Net	107,305	13.0%	—	—%
Operating (Loss) Income	(35,735)	(4.3)%	42,220	5.4%
Interest Expense	(12,676)	(1.5)%	(15,304)	(2.0)%
Loss on Extinguishment of Debt	(581)	(0.1)%	—	—%
Other Income, Net	1,746	0.2%	—	—%
(Loss) Income Before Taxes	(47,246)	(5.7)%	26,916	3.4%
Income Tax (Benefit) Expense	(9,893)	nm	5,239	nm
Net (Loss) Income	$(37,353)	(4.5)%	$21,677	2.8%

Effective Tax Rate	20.9%	nm	19.5%	nm
Diluted (Loss) Earnings Per Share	$(2.50)	nm	$1.44	nm
nm = not meaningful
Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during 2025 and 2024, respectively, were as follows:

		(Dollars in thousands) Years Ended December 31,		% of Net Revenues
	Change	2025	2024	2025	2024
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
Consolidated Ducommun
Military and space	$59,957	$479,902	$419,945	58.2%	53.4%
Commercial aerospace	(24,578)	308,427	333,005	37.4%	42.3%
Industrial	3,018	36,510	33,492	4.4%	4.3%
Total	$38,397	$824,839	$786,442	100.0%	100.0%

Electronic Systems
Military and space	$43,650	$351,146	$307,496	75.9%	71.3%
Commercial aerospace	(15,349)	75,026	90,375	16.2%	20.9%
Industrial	3,018	36,510	33,492	7.9%	7.8%
Total	$31,319	$462,682	$431,363	100.0%	100.0%

Structural Systems
Military and space	$16,307	$128,756	$112,449	35.6%	31.7%
Commercial aerospace	(9,229)	233,401	242,630	64.4%	68.3%
Total	$7,078	$362,157	$355,079	100.0%	100.0%

Net revenues for 2025 were $824.8 million compared to $786.4 million for 2024. The year-over-year increase was primarily due to the following:
•$60.0 million higher revenues in our military and space end-use markets due to higher rates on selected missile, classified program, rotary-wing aircraft, fixed-wing aircraft, and radar platforms; partially offset by
•$24.6 million lower revenues in our commercial aerospace end-use markets due to lower revenues from Boeing and in-flight entertainment, and lower rates on rotary-wing aircraft platforms.
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
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $0.8 million in 2025 compared to 2024 primarily due to lower professional services fees of $2.3 million, partially offset by higher other SG&A expenses of $1.3 million.
Restructuring Charges
Restructuring charges decreased $5.4 million (including the portion recorded in cost of sales, which decreased $1.2 million) in 2025 compared to 2024 primarily due to the completion of the restructuring plan that was approved and commenced in April 2022. See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for further information.
Litigation Settlement and Related Costs, Net
Litigation settlement and related costs, net increased $107.3 million in 2025 compared to 2024 primarily due to the litigation settlement with a neighboring, non-related manufacturing facility that also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center in June 2020 (“Guaymas Fire”). In addition, litigation settlement with two ancillary subrogation claims related to the Guaymas Fire. See Note 1 and Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for further information.

Interest Expense
Interest expense decreased in 2025 compared to 2024 primarily due to lower interest rates along with a lower outstanding debt balance during the year, prior to the payments related to the litigation settlements during the three months ended December 31, 2025. See Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for further information.
Income Tax (Benefit) Expense
We recorded an income tax benefit of $9.9 million (an effective tax rate of 20.9%) in 2025, compared to an income tax expense of $5.2 million (an effective tax rate of 19.5%) in 2024. The change to income tax benefit from income tax expense for 2025 compared to 2024 was primarily due to a pre-tax loss, driven by litigation settlement and related costs, net of insurance recovery, in 2025 compared to a pre-tax income in 2024.
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
Net (Loss) Income and (Loss) Earnings per Diluted Share
Net loss and loss per share for 2025 were $37.4 million, or $2.50 per share, respectively, compared to net income and earnings per diluted share for 2024 of $21.7 million, or $1.44 per diluted share, respectively. The decrease in net income in 2025 compared to 2024 was primarily due to higher litigation settlement and related costs, net of $107.3 million, partially offset by higher gross profit of $24.4 million, lower income tax expense of $15.1 million, and lower restructuring charges of $5.4 million (including the portion recorded in cost of sales, which decreased $1.2 million).

Business Segment Performance
We report our financial performance based upon the two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for 2025 and 2024:

	%	(Dollars in thousands) Years Ended December 31,		% of Net Revenues	% of Net Revenues
	Change	2025	2024	2025	2024
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net Revenues
Electronic Systems	7.3%	$462,682	$431,363	56.1%	54.8%
Structural Systems	2.0%	362,157	355,079	43.9%	45.2%
Total Net Revenues	4.9%	$824,839	$786,442	100.0%	100.0%
Segment Operating Income
Electronic Systems		$82,174	$73,666	17.8%	17.1%
Structural Systems		46,417	24,964	12.8%	7.0%
		128,591	98,630
Corporate General and Administrative Expenses (1)		(164,326)	(56,410)	(19.9)%	(7.2)%
Total Operating (Loss) Income		$(35,735)	$42,220	(4.3)%	5.4%
Adjusted EBITDA
Electronic Systems
Operating Income		$82,174	$73,666
Depreciation and Amortization		14,302	14,455
Stock-Based Compensation Expense		405	351
Restructuring Charges		141	177
		97,022	88,649	21.0%	20.6%
Structural Systems
Operating Income		46,417	24,964
Depreciation and Amortization		18,933	18,696
Stock-Based Compensation Expense		477	375
Restructuring Charges		2,096	7,479
Inventory Purchase Accounting Adjustments		—	2,269
		67,923	53,783	18.8%	15.1%
Corporate General and Administrative Expenses (1)
Operating Loss		(164,326)	(56,410)
Depreciation and Amortization		422	287
Stock-Based Compensation Expense		27,569	26,222
Other Debt Refinancing Costs		152	—
Professional Fees Related to Unsolicited Non-Binding Acquisition Offer		—	3,145
Litigation Settlement and Related Costs, Net		107,305	—
		(28,878)	(26,756)
Adjusted EBITDA		$136,067	$115,676	16.5%	14.7%
Capital Expenditures
Electronic Systems		$5,976	$4,908
Structural Systems		8,515	6,281
Corporate Administration		166	3,220
Total Capital Expenditures		$14,657	$14,409
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
Structural Systems
Structural Systems’ net revenues in 2025 compared to 2024 increased $7.1 million, primarily due to the following:
•$16.3 million higher revenues in military and space end-use markets due to higher rates on selected rotary-wing aircraft, missile, and ground vehicles platforms, partially offset by lower rates on selected fixed-wing aircraft platforms; partially offset by
•$9.2 million lower revenues in commercial aerospace end-use markets due to lower revenues from Boeing and lower rates on rotary-wing aircraft platforms, partially offset by growth in Airbus.
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
See Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for additional information.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses in 2025 compared to 2024 increased $107.9 million primarily due to higher litigation settlement and related costs, net of $107.3 million, higher other CG&A expenses of $2.2 million, and higher stock-based compensation expense of $1.3 million, partially offset by lower professional services fees of $2.9 million.
A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center (as discussed above), and, in November 2023, the occupant of the neighboring facility filed suit against us in U.S. District Court for the Central District of California seeking unspecified amounts for damages relating to the fire. Subsequent to our quarter ended September 27, 2025, on October 17, 2025, we entered into a settlement agreement (the “Settlement Agreement”) to resolve the previously disclosed Guaymas fire litigation against us (the “Guaymas Fire Litigation”). The Settlement Agreement provides for, among other things, the final dismissal of the Guaymas Fire Litigation against us with prejudice and a release of claims against us in exchange for us issuing a payment of $150.0 million, $56.0 million of which we expected at that time to be funded by our insurance carriers. During the three months ended December 31, 2025, the insurance carriers made payments totaling $56.0 million directly to the plaintiff and we made a payment of $94.0 million to the plaintiff. Also subsequent to our quarter ended September 27, 2025, on October 9, 2025, we settled an ancillary subrogation claim (“Ancillary Subrogation Claim”) related to the fire for $1.4 million. During the three months ended December 31, 2025, we made a $1.4 million payment to the plaintiff of the Ancillary Subrogation Claim. Further, subsequent to the fiscal year ended December 31, 2025, on January 7, 2026, we entered into a binding confidential agreement to resolve an additional ancillary subrogation claim related to the fire for $4.0 million. We do not believe there are any remaining subrogation or other claims relating to the Guaymas fire at this time other than by an insurer of the plaintiff in the Guaymas Fire Litigation based in Mexico for payments issued to its insured for damages allegedly incurred in the Guaymas fire, which we believe to be time barred. See Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for additional information.

Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, restructuring charges, professional fees related to unsolicited non-binding acquisition offer, Guaymas fire related expenses, other fire related expenses, insurance recoveries related to loss on operating assets, insurance recoveries related to business interruption, inventory purchase accounting adjustments, loss on extinguishment of debt, and other debt refinancing costs (“Adjusted EBITDA”) was $136.1 million and $115.7 million for the years ended December 31, 2025 and December 31, 2024, respectively.
When viewed with our financial results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and accompanying reconciliations, we believe Adjusted EBITDA provides additional useful information that clarifies and enhances the understanding of the factors and trends affecting our past performance and future prospects. We define this measure, explain how it is calculated and provide a reconciliation of this measure to the most comparable GAAP measure in the table below. Adjusted EBITDA and the related financial ratios, as presented in this Form 10-K/A, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP, or as an alternative to net cash provided by operating activities as a measurement of our liquidity. The presentation of these measures should not be interpreted to mean that our future results will be unaffected by unusual or nonrecurring items.
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
As a result of these limitations, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information. See our consolidated financial statements contained in this Form 10-K/A.
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
Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands) Years Ended December 31,
	2025	2024	2023
	(As Restated)	(As Restated)
Net (loss) income	$(37,353)	$21,677	$15,928
Interest expense	12,676	15,304	20,773
Income tax (benefit) expense	(9,893)	5,239	451
Depreciation	16,358	16,328	15,473
Amortization	17,299	17,110	17,098
Stock-based compensation expense (1)(2)	28,451	26,948	15,045
Restructuring charges (3)	2,237	7,656	14,855
Litigation settlement and related costs, net	107,305	—	—
Loss on extinguishment of debt	581	—	—
Other debt refinancing costs	152	—	—
Gain on sale of property and other assets	(1,746)	—	—
Professional fees related to unsolicited non-binding acquisition offer	—	3,145	—
Guaymas fire related expenses	—	—	3,896
Other fire related expenses	—	—	477
Insurance recoveries related to loss on operating assets	—	—	(5,724)
Insurance recoveries related to business interruption	—	—	(2,289)
Inventory purchase accounting adjustments (4)	—	2,269	5,531
Adjusted EBITDA	$136,067	$115,676	$101,514
Net (loss) income as a % of net revenues	(4.5)%	2.8%	2.1%
Adjusted EBITDA as a % of net revenues	16.5%	14.7%	13.4%
(1)2025, 2024, and 2023 included $1.7 million, $5.4 million, and $2.7 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.
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
Backlog
We define backlog as customer placed purchase orders (“POs”) and long-term agreements (“LTAs”) with firm fixed price and expected delivery dates of 24 months or less. The majority of the LTAs do not meet the definition of a contract under ASC 606 and thus, the backlog amount may or may not be greater than the remaining performance obligations amount disclosed in Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A. Backlog is subject to delivery delays or program cancellations, which are beyond our control. Backlog is affected by timing differences in the placement of customer orders and tends to be concentrated in some of our programs.
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
2024 (As Restated) Compared to 2023
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K filed with the SEC on February 27, 2025 for a comparison of our results of operations for the 2024 fiscal year to the 2023 fiscal year. The impacts to the discussion therein as a result of the Error include an increase to SG&A expenses by $10.0 million and a decrease to net income by $9.8 million for the year ended December 31, 2024. Accordingly, our SG&A expenses increased by $28.9 million in 2024 compared to 2023 and our net income increased by $5.7 million in 2024 compared to 2023.
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
Credit Facilities
On November 24, 2025, we completed a refinancing of our existing debt by entering into a new senior secured term loan (“2025 Term Loan”) and a new revolving credit facility (“2025 Revolving Credit Facility”). The 2025 Term Loan is a $200.0 million senior secured loan that matures in November 2030. The 2025 Revolving Credit Facility is a $450.0 million senior secured revolving credit facility that matures on November 24, 2030. The 2025 Term Loan replaced the 2022 Term Loan (“2022 Term Loan”) which was a $250.0 million senior secured loan. The 2025 Revolving Credit Facility replaced the 2022 Revolving Credit Facility (“2022 Revolving Credit Facility”) which was a $200.0 million senior secured revolving credit facility. The 2025 Term Loan and 2025 Revolving Credit Facility, collectively are the new credit facilities (“2025 Credit Facilities”). The 2022 Term Loan and 2022 Revolving Credit Facility, collectively were the 2022 credit facilities that were entered into in July 2022 and would have matured in July 2027 (“2022 Credit Facilities”). The terms of the 2025 Term Loan require us to make installment payments of 0.625% of the initial outstanding principal balance on a quarterly basis during years one and two, 1.250% during years three and four, and 1.875% during year five, on the last business day of each calendar quarter. The terms of the 2025 Revolving Credit Facility do not require us to make installment payments. However, the undrawn portion of the commitment of the 2025 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.250%, based upon the consolidated total net adjusted leverage ratio. As of December 31, 2025, we were in compliance with all covenants required under the 2025 Credit Facilities. See Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for further information.
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
Restructuring
In April 2022, management approved and commenced a restructuring plan that was intended to position us for stronger performance. The restructuring plan mainly reduced headcount and consolidated facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. While we have completed the restructuring plan and recorded all incurred expenses as of December 31, 2025, we will be making payments related to such plan during 2026. See Note 2 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for further information.
Derivatives
In November 2021, we entered into U.S. dollar-one month London Interbank Offered Rate (“LIBOR”) forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. See Note 1, Note 3, and Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for further information.
In July 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of the Forward Interest Rate Swaps (“Amended Forward Interest Rate Swaps”). The Forward Interest Rate Swaps were based on U.S. dollar-one month LIBOR and were amended to be based on one month Term Secured Overnight Financing Rate (“SOFR”) as borrowings using LIBOR were no longer available under the 2022 Credit Facilities. The Amended Forward Interest Rate Swaps weighted average fixed rate is 1.7%, as a result of the difference between U.S. dollar-one month LIBOR and one month Term SOFR. See Note 1, Note 3, and Note 9 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for further information.
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

Cash Flow Summary
2025 Compared to 2024 (As Restated)
Net cash used in operating activities during 2025 was $33.4 million, compared to net cash provided by operating activities of $34.2 million during 2024. The lower net cash provided by operating activities during 2025 was primarily due to higher contract assets as a result of higher revenues, lower net income as a result of the litigation settlement and related costs, net, and higher accounts receivable, partially offset by higher contract liabilities and lower inventories. See Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for further information on the litigation settlement and related costs, net.
Net cash used in investing activities during 2025 was $13.1 million compared to $13.9 million during 2024. The lower net cash used in investing activities during 2025 was primarily due to proceeds from the sale of our Berryville, Arkansas facility. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for further information.
Net cash provided by financing activities during 2025 was $54.7 million compared to net cash used in financing activities of $26.0 million during 2024. The lower net cash used in financing activities during 2025 was primarily due to higher net borrowings on our revolving credit facility to pay litigation settlement and related costs. See Note 15 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for further information on the litigation settlement and related costs, net.
2024 (As Restated) Compared to 2023
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K filed with the SEC on February 27, 2025 for our cash flow summary for the 2024 fiscal year to the 2023 fiscal year. The only change to the discussion therein as a result of the Restatement is that the Restatement had the effect of increasing stock-based compensation expenses by $9.1 million and decreasing net income by $9.8 million for the year ended December 31, 2024.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those accounting policies and estimates that can have a significant impact on the presentation of our financial condition and results of operations and that require the use of subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for additional accounting policies.
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
Contract estimates, known as “estimates at completion,” are based on various assumptions to project the outcome of future events that can span multiple months or years. These assumptions include among others, actual gross profits on the same or similar products manufactured previously; labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; overhead cost rates; and the performance of subcontractors. As a significant change in one or more of these estimates could affect the progress completed (and related profitability) on our contracts, we review and update our contract-related estimates on a regular basis. We recognize such adjustments under the cumulative catch-up method. Under this method, the impact of the adjustment is recognized in the period the adjustment is identified. In any given reporting period, we have a large number of active contracts, which we have defined as a customer purchase order, and changes in estimates may occur on a significant number of these contracts. Given the significant number of contracts that we may have at any given point in time, the varied nature of products produced under such contracts, and the different assumptions, facts and circumstances associated with each individual contract, and the fact that such changes at the contract level are typically not material, we disclose cumulative catch-up adjustments on a net basis. See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for the net impact of these adjustments to our consolidated financial statements for 2025 and 2024.
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
Accounting for Stock-Based Compensation
We measure and recognize compensation expense for share-based payment transactions to our employees and non-employees at their estimated fair value. The fair value of stock awards is determined based on the closing price of the Company’s common stock on the grant date. The fair value of stock awards with a market condition is calculated using a Monte Carlo simulation model. The fair value of stock options is determined using the Black-Scholes-Merton (“Black-Scholes”) valuation model, which requires assumptions and judgments regarding stock price volatility, risk-free interest rates, and expected options terms. Management’s estimates could differ from actual results.
The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period. The requisite service period could be shorter than the performance period for retirement eligible employees, including no further service period if retirement eligibility is met on grant date, subject to terms and conditions in the award agreements. The fair value of the component of stock awards that is subject to the achievement of a performance objective is assessed over the performance period of the awards, with the estimated total award value and related expense recognition adjusted upward or downward based on the estimated probable outcome of the performance conditions established for the awards.
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
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K/A for a description of recent accounting pronouncements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data together with the report thereon of PricewaterhouseCoopers LLP included in Part IV, Item 15(a) 1 and 2 of this Annual Report on Form 10-K/A are included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). At the time our Annual Report on Form 10-K for the year ended December 31, 2025 was filed on February 26, 2026, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025. Subsequent to that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2025, because of a material weakness in our internal control over financial reporting as described below.

Management’s Report on Internal Control Over Financial Reporting (Restated)
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, management has identified the following material weakness in our internal control over financial reporting as of December 31, 2025.
We did not design and maintain effective controls to review the terms of employee stock award plan documents to ensure that stock-based compensation expense is recorded completely and accurately.
The material weakness resulted in the restatement of the consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and the condensed consolidated financial statements as of and for the quarters ended June 29, 2024 and September 28, 2024, and all fiscal quarters within 2025, as well as the revision to the condensed consolidated financial statements as of and for the quarter ended March 30, 2024, related to stock-based compensation expense included as part of selling, general and administrative expense, accrued and other liabilities, other long-term liabilities, and additional paid-in capital. Additionally, this material weakness could result in misstatements to stock-based compensation expense and related disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2025, our management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025. Management subsequently concluded that the material weakness described above existed as of December 31, 2025. As a result, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025. Accordingly, management has restated its report on internal control over financial reporting.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Annual Report on Form 10-K/A.
Management’s Remediation Activities for Material Weakness in Internal Control Over Financial Reporting
The Company’s management, with oversight from the Company’s Audit Committee, is in the process of designing and implementing a remediation plan in response to the identified material weakness described above. Specifically, the Company will design and implement a review over any changes to employee stock award plan documents and determination of the appropriate accounting treatment of the revised terms and conditions.
This material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company believes the above measures will remediate the material weakness identified and strengthen its internal control over financial reporting.
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
In connection with the filing of this Amendment, which follows the Company's May 1, 2026 decision to restate the Original Filing, the Company's Compensation Committee is undertaking an analysis to assess the aggregate dollar amount of any erroneously awarded compensation as a result of the restatements reflected in this Amendment. The Company expects to disclose the information required in Regulation S-K 402(w)(1)(i)(B) through (D) in its next filing that is required to include disclosure pursuant to Item 402 of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for revisions to refer to this filing as a Form 10-K/A and to update references to the notes to our consolidated financial statements included in Part IV, Item 15(a) of this Amendment, this section has not been otherwise modified and does not reflect any information or events occurring after February 26, 2026, the filing date of the Original Filing, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein.
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
(2)The 2018 Employee Stock Purchase Plan enables employees to purchase our common stock at a 15% discount to the lower of the market value at the beginning or end of each six month offering period. As such, the number of shares that may be issued during a given six month period and the purchase price of such shares cannot be determined in advance. See Note 11 to our consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K/A.
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

1

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

	The following consolidated financial statements of Ducommun Incorporated and subsidiaries, are incorporated by reference in Item 8 of this report.

		Page

	Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	48

	Consolidated Balance Sheets - December 31, 2025 and 2024 (As Restated)	51

	Consolidated Statements of Operations - Years Ended December 31, 2025, 2024, and 2023 (As Restated)	52

	Consolidated Statements of Comprehensive (Loss) Income - Years Ended December 31, 2025, 2024, and 2023 (As Restated)	53

	Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2025, 2024, and 2023 (As Restated)	54

	Consolidated Statements of Cash Flows - Years Ended December 31, 2025, 2024, and 2023 (As Restated)	55

	Notes to Consolidated Financial Statements (As Restated)	56

	2. Financial Statement Schedule

	The following schedule for the years ended December 31, 2025, 2024, and 2023 is filed herewith:

	Schedule II - Consolidated Valuation and Qualifying Accounts	115

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls to review the terms of employee stock award plan documents to ensure that stock-based compensation expense is recorded completely and accurately.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control Over Financial Reporting
As discussed in Note 1A to the consolidated financial statements, the Company restated its 2025 and 2024 financial statements to correct errors.
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025. However, management has subsequently determined that a material weakness in internal control over financial reporting that existed as of that date related to the Company not designing and maintaining effective controls to review the terms of employee stock award plan documents to ensure that stock-based compensation expense is recorded completely and accurately.
Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognized Using the Over Time Method
As described in Note 1 to the consolidated financial statements, the Company’s consolidated net revenues for the year ended December 31, 2025 were $824.8 million, of which the majority was recognized over time. The Company manufactures most products to customer specifications and the products cannot be easily modified for another customer. Because these products are deemed to have no alternative use and the Company has an enforceable right to payment, revenue is recognized using the over time method. Typically, revenue is recognized over time using an input measure, such as costs incurred to date relative to total estimated costs at completion, to measure progress.
The principal consideration for our determination that performing procedures relating to revenue recognized using the over time method is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognized using the over time method. These procedures also included, among others (i) for a selection of revenue transactions recognized using the over time method, (a) evaluating management's identification of performance obligations, determination of the transaction price, assessment of progress toward completion and accounting for contract modifications, as applicable, by obtaining and inspecting source documents, such as customer purchase orders and executed agreements, (b) evaluating the reasonableness of certain inputs used to determine the revenue to be recognized by comparing the costs incurred and estimated gross profit to the actual costs incurred and gross profit realized on the same or similar products manufactured previously, and (c) recalculating revenue recognized based on the costs incurred to date and total estimated costs at completion; and (ii) testing, on a sample basis, the completeness and accuracy of costs incurred to date by obtaining and inspecting source documents, such as purchase orders, vendor invoices, labor cost records, management overhead cost analyses, and subcontractor services invoices, as applicable.

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 26, 2026, except for the effects of the restatement discussed in Note 1A to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is May 8, 2026
We have served as the Company’s auditor since 1989.

Ducommun Incorporated and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31,
	2025	2024
	(As Restated)	(As Restated)
Assets
Current Assets
Cash and cash equivalents	$45,289	$37,139
Accounts receivable (net of allowance for credit losses of $1,802 and $2,630 at December 31, 2025 and 2024, respectively)	124,442	109,716
Contract assets	249,845	200,475
Inventories	182,788	196,990
Production cost of contracts	7,178	6,802
Other current assets	16,442	16,964
Total Current Assets	625,984	568,086
Property and Equipment, Net	107,223	109,812
Operating Lease Right-of-Use Assets	40,077	28,611
Goodwill	244,600	244,600
Intangibles, Net	132,839	149,591
Deferred Income Taxes	15,500	2,406
Other Assets	20,192	23,167
Total Assets	$1,186,415	$1,126,273
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$74,653	$75,784
Contract liabilities	40,694	34,445
Accrued and other liabilities	51,071	44,241
Operating lease liabilities	7,817	8,531
Current portion of long-term debt	5,000	12,500
Total Current Liabilities	179,235	175,501
Long-Term Debt, Less Current Portion	298,790	229,830
Non-Current Operating Lease Liabilities	34,223	21,284
Other Long-Term Liabilities	12,686	19,536
Total Liabilities	524,934	446,151
Commitments and Contingencies (Notes 13, 15)
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 14,949,671 and 14,781,218 shares issued and outstanding at December 31, 2025 and 2024, respectively	149	148
Additional paid-in capital	248,482	224,933
Retained earnings	406,304	443,657
Accumulated other comprehensive income	6,546	11,384
Total Shareholders’ Equity	661,481	680,122
Total Liabilities and Shareholders’ Equity	$1,186,415	$1,126,273

See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
	(As Restated)	(As Restated)
Net Revenues	$824,839	$786,442	$756,992
Cost of Sales	603,224	589,177	593,805
Gross Profit	221,615	197,265	163,187
Selling, General and Administrative Expenses	147,808	148,601	119,728
Restructuring Charges	2,237	6,444	14,542
Litigation Settlement and Related Costs, Net	107,305	—	—
Operating (Loss) Income	(35,735)	42,220	28,917
Interest Expense	(12,676)	(15,304)	(20,773)
Loss on Extinguishment of Debt	(581)	—	—
Other Income, Net	1,746	—	8,235
(Loss) Income Before Taxes	(47,246)	26,916	16,379
Income Tax (Benefit) Expense	(9,893)	5,239	451
Net (Loss) Income	$(37,353)	$21,677	$15,928
(Loss) Earnings Per Share
Basic (loss) earnings per share	$(2.50)	$1.47	$1.16
Diluted (loss) earnings per share	$(2.50)	$1.44	$1.14
Weighted-Average Number of Shares Outstanding
Basic	14,942	14,774	13,717
Diluted	14,942	15,013	13,972
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
	(As Restated)	(As Restated)
Net (Loss) Income	$(37,353)	$21,677	$15,928
Other Comprehensive (Loss) Income, Net of Tax:
Pension Adjustments:
Amortization of actuarial losses and prior service costs, net of tax of $26, $55, and $53 for 2025, 2024, and 2023, respectively	78	178	167
Actuarial (losses) gains arising during the period, net of tax (benefit) expense of $(28), $527, and $(394) for 2025, 2024, and 2023, respectively	(85)	1,752	(1,268)
Change in net unrealized (losses) gains on cash flow hedges, net of tax (benefit) expense of $(1,457), $507, and $344 for 2025, 2024, and 2023, respectively	(4,831)	1,683	1,127
Other Comprehensive (Loss) Income, Net of Tax	(4,838)	3,613	26
Comprehensive (Loss) Income	$(42,191)	$25,290	$15,954
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share data)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	12,106,285	$121	$112,042	$406,052	$7,745	$525,960
Net income	—	—	—	15,928	—	15,928
Other comprehensive income, net of tax	—	—	—	—	26	26
Issuance of common stock in public offering, net of issuance costs	2,300,000	23	85,084	—	—	85,107
Employee stock purchase plan	52,211	1	2,541	—	—	2,542
Stock options exercised	49,450	—	1,564	—	—	1,564
Stock repurchased related to the exercise of stock options and stock awards vested	(138,929)	(1)	(7,380)	—	—	(7,381)
Stock awards vested	231,749	2	(2)	—	—	—
Stock-based compensation	—	—	12,348	—	—	12,348
Balance at December 31, 2023	14,600,766	146	206,197	421,980	7,771	636,094
Net income (As restated)	—	—	—	21,677	—	21,677
Other comprehensive income, net of tax	—	—	—	—	3,613	3,613
Employee stock purchase plan	55,220	1	2,322	—	—	2,323
Stock options exercised	20,880	—	774	—	—	774
Stock repurchased related to the exercise of stock options and stock awards vested	(114,956)	(1)	(5,953)	—	—	(5,954)
Stock awards vested	219,308	2	(2)	—	—	—
Stock-based compensation (As restated)	—	—	21,595	—	—	21,595
Balance at December 31, 2024 (As Restated)	14,781,218	148	224,933	443,657	11,384	680,122
Net loss (As restated)	—	—	—	(37,353)	—	(37,353)
Other comprehensive loss, net of tax	—	—	—	—	(4,838)	(4,838)
Employee stock purchase plan	44,859	1	2,481	—	—	2,482
Stock options exercised	8,486	—	345	—	—	345
Stock repurchased related to the exercise of stock options and stock awards vested	(95,848)	(4)	(5,959)	—	—	(5,963)
Stock awards vested	210,956	4	(4)	—	—	—
Stock-based compensation (As restated)	—	—	26,686	—	—	26,686
Balance at December 31, 2025 (As Restated)	14,949,671	$149	$248,482	$406,304	$6,546	$661,481
See accompanying notes to consolidated financial statements.

Ducommun Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
	(As Restated)	(As Restated)
Cash Flows from Operating Activities
Net (Loss) Income	$(37,353)	$21,677	$15,928
Adjustments to Reconcile Net (Loss) Income to
Net Cash (Used in) Provided by Operating Activities:
Depreciation and amortization	33,657	33,438	32,571
Non-cash operating lease cost	8,328	8,513	8,215
Inventory write-down and property and equipment impairment due to restructuring	—	—	882
Stock-based compensation expense	28,451	26,948	15,045
Deferred income taxes	(11,634)	(7,621)	(9,832)
(Recovery of) provision for credit losses	(145)	624	1,417
Noncash loss on extinguishment of debt	581	—	—
Recognition of insurance recoveries	—	—	(3,886)
Gain on sale of property and other assets	(1,746)	—	—
Litigation settlement and related costs	4,085	—	—
Other	1,253	297	411
Changes in Assets and Liabilities:
Accounts receivable	(14,580)	(5,648)	1,998
Contract assets	(49,370)	(22,789)	13,604
Inventories	14,202	2,211	(15,979)
Production cost of contracts	(923)	618	(2,825)
Other assets	(326)	(1,512)	(4,330)
Accounts payable	(551)	3,239	(18,420)
Contract liabilities	6,249	(19,047)	6,424
Operating lease liabilities	(7,793)	(8,270)	(7,618)
Accrued and other liabilities	(5,790)	1,502	(2,538)
Net Cash (Used in) Provided by Operating Activities	(33,405)	34,180	31,067
Cash Flows from Investing Activities
Purchases of property and equipment	(15,238)	(14,129)	(19,522)
Proceeds from sale of property and other assets	1,984	—	—
Proceeds from sale of assets	130	223	404
Payments for acquisition of BLR Aerospace L.L.C., net of cash acquired	—	—	(114,378)
Net Cash Used in Investing Activities	(13,124)	(13,906)	(133,496)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	145,000	20,000	176,500
Repayments of senior secured revolving credit facility	(48,800)	(35,000)	(152,700)
Borrowings from term loans	200,000	—	—
Repayments of term loans	(234,375)	(7,813)	(6,250)
Repayments of other debt	(368)	(329)	(336)
Debt issuance costs	(3,554)	—	—
Proceeds from issuance of common stock in public offering, net of issuance costs	—	—	85,107
Net cash paid upon issuance of common stock under stock plans	(3,224)	(2,856)	(3,275)
Net Cash Provided by (Used in) Financing Activities	54,679	(25,998)	99,046
Net Increase (Decrease) in Cash and Cash Equivalents	8,150	(5,724)	(3,383)
Cash and Cash Equivalents at Beginning of Year	37,139	42,863	46,246
Cash and Cash Equivalents at End of Year	$45,289	$37,139	$42,863
See accompanying notes to consolidated financial statements.

DUCOMMUN INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (As Restated)
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	December 31, 2025	December 31, 2024
		As Restated
Contract assets	$249,845	$200,475
Contract liabilities	$40,694	$34,445
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
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

		(Dollars in thousands) Years Ended December 31,		% of Net Revenues
	Change	2025	2024	2025	2024
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
Consolidated Ducommun
Military and space	$59,957	$479,902	$419,945	58.2%	53.4%
Commercial aerospace	(24,578)	308,427	333,005	37.4%	42.3%
Industrial	3,018	36,510	33,492	4.4%	4.3%
Total	$38,397	$824,839	$786,442	100.0%	100.0%

Electronic Systems
Military and space	$43,650	$351,146	$307,496	75.9%	71.3%
Commercial aerospace	(15,349)	75,026	90,375	16.2%	20.9%
Industrial	3,018	36,510	33,492	7.9%	7.8%
Total	$31,319	$462,682	$431,363	100.0%	100.0%

Structural Systems
Military and space	$16,307	$128,756	$112,449	35.6%	31.7%
Commercial aerospace	(9,229)	233,401	242,630	64.4%	68.3%
Total	$7,078	$362,157	$355,079	100.0%	100.0%
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
Accounting for Stock-Based Compensation
We measure and recognize compensation expense for share-based payment transactions to our employees and non-employees at their estimated fair value. The fair value of stock awards is determined based on the closing price of the Company’s common stock on the grant date. The fair value of stock awards with a market condition is calculated using a Monte Carlo simulation model. The fair value of stock options is determined using the Black-Scholes-Merton (“Black-Scholes”) valuation model, which requires assumptions and judgments regarding stock price volatility, risk-free interest rates, and expected options terms. Management’s estimates could differ from actual results.
The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period. The requisite service period could be shorter than the performance period for retirement eligible employees, including no further service period if retirement eligibility is met on grant date, subject to terms and conditions in the award agreements. The fair value of the component of stock awards that is subject to the achievement of a performance objective is assessed over the performance period of the awards, with the estimated total award value and related expense recognition adjusted upward or downward based on the estimated probable outcome of the performance conditions established for the awards.
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

The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(In thousands, except per share data) Years Ended December 31,
	2025	2024	2023
	(As Restated)	(As Restated)
Net (loss) income	$(37,353)	$21,677	$15,928
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	14,942	14,774	13,717
Dilutive potential common shares	—	239	255
Diluted weighted-average common shares outstanding	14,942	15,013	13,972
(Loss) earnings per share
Basic	$(2.50)	$1.47	$1.16
Diluted	$(2.50)	$1.44	$1.14
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

Note 1A. Restatement
While preparing the first quarter of 2026 consolidated financial statements, management identified an error in our historical consolidated financial statements as of and for the fiscal years ended December 31, 2025 and December 31, 2024, as well as the related unaudited quarterly financial statements for each of the fiscal quarters ended June 29, 2024, September 28, 2024, March 29, 2025, June 28, 2025 and September 27, 2025, relating to the timing of stock-based compensation expense recognition (the “Error”). In particular, the Company did not apply the proper accounting for changes made in April 2024 to the retirement provision in the Company’s performance stock unit and restricted stock unit award agreements and did not record stock-based compensation expense in the correct periods for retirement eligible employees. As a result of the changes to the stock unit award agreements in April 2024, the stock-based compensation expense for any employee eligible for retirement on or before the grant date should have been accelerated and fully recognized on the grant date. Further, the stock-based compensation expense related to employees expected to become retirement eligible during the vesting period should have been accelerated and recognized from the grant date through the retirement eligible date instead of being recognized over the typical vesting period applicable to other employees. The correction for the Error impacted (i) selling, general and administrative expenses, (ii) accrued and other liabilities, (iii) other long-term liabilities, and (iv) additional paid-in capital.
Additionally, the Company is correcting certain other immaterial items that were previously corrected out of period and that were previously identified and concluded as immaterial, individually and in the aggregate. These items primarily relate to (i) revenue and cost of sales being recognized in the wrong period, which also impacted accounts receivable, contract assets, and inventory, (ii) employee compensation and benefits costs being recorded in the wrong period which also impacted accrued and other liabilities and other long-term liabilities, and (iii) incorrect netting of contract liabilities against contract assets. In addition, the tax effects of these adjustments impacted other current assets and deferred income taxes.
The relevant footnotes to the consolidated financial statements in this Annual Report on Form 10-K have been restated to correct such misstatements.
For the year ended December 31, 2025, the primary impact of the restatement on the consolidated statements of changes in stockholders’ equity was an increase to net loss and an increase to stock-based compensation of $3.4 million and $5.2 million, respectively. For the year ended December 31, 2024, the primary impact of the restatement on the consolidated statements of changes in stockholders’ equity was a decrease to net income and an increase to stock-based compensation of $9.8 million and $7.4 million, respectively.
The account balances labeled “As Previously Reported” in the following tables for the years ended December 31, 2025 and 2024 represent the previously reported audited balances in our Form 10-K for the years ended December 31, 2025 and 2024. The effects of these prior period errors on the consolidated financial statements are as follows (dollars in thousands, except per share data):

	December 31, 2025
Consolidated Balance Sheet:	As Previously Reported	Adjustments (B)		As Restated
Assets
Current Assets
Cash and cash equivalents	$45,289	$—		$45,289
Accounts receivable (net of allowance for credit losses of $1,802 at December 31, 2025)	124,442	—		124,442
Contract assets	249,845	—		249,845
Inventories	182,788	—		182,788
Production cost of contracts	7,178	—		7,178
Other current assets	16,435	7		16,442
Total Current Assets	625,977	7		625,984
Property and Equipment, Net	107,223	—		107,223
Operating Lease Right-of-Use Assets	40,077	—		40,077
Goodwill	244,600	—		244,600
Intangibles, Net	132,839	—		132,839
Deferred Income Taxes	15,317	183	(A)	15,500
Other Assets	20,192	—		20,192
Total Assets	$1,186,225	$190		$1,186,415
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$74,653	$—		$74,653
Contract liabilities	40,694	—		40,694
Accrued and other liabilities	50,934	137	(A)	51,071
Operating lease liabilities	7,817	—		7,817
Current portion of long-term debt	5,000	—		5,000
Total Current Liabilities	179,098	137		179,235
Long-Term Debt, Less Current Portion	298,790	—		298,790
Non-Current Operating Lease Liabilities	34,223	—		34,223
Other Long-Term Liabilities	12,004	682	(A)	12,686
Total Liabilities	524,115	819		524,934
Commitments and Contingencies
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 14,949,671 shares issued and outstanding at December 31, 2025	149	—		149
Additional paid-in capital	235,878	12,604	(A)	248,482
Retained earnings	419,537	(13,233)		406,304
Accumulated other comprehensive income	6,546	—		6,546
Total Shareholders’ Equity	662,110	(629)		661,481
Total Liabilities and Shareholders’ Equity	$1,186,225	$190		$1,186,415
Note A: The correction for the Error impacted (i) accrued and other liabilities by less than $0.1 million, (ii) other long-term liabilities by $0.6 million, and (iii) additional paid-in capital by $12.6 million. The impact to income taxes was immaterial.
Note B: The correction for the other adjustments aside from the Error. Additionally, the impact of the Error and other adjustments on retained earnings. See description of the other adjustments in the paragraphs above.

	December 31, 2024
Consolidated Balance Sheet:	As Previously Reported	Adjustments (B)		As Restated
Assets
Current Assets
Cash and cash equivalents	$37,139	$—		$37,139
Accounts receivable (net of allowance for credit losses of $2,630 at December 31, 2024)	109,716	—		109,716
Contract assets	200,584	(109)		200,475
Inventories	196,881	109		196,990
Production cost of contracts	6,802	—		6,802
Other current assets	16,959	5		16,964
Total Current Assets	568,081	5		568,086
Property and Equipment, Net	109,812	—		109,812
Operating Lease Right-of-Use Assets	28,611	—		28,611
Goodwill	244,600	—		244,600
Intangibles, Net	149,591	—		149,591
Deferred Income Taxes	2,239	167	(A)	2,406
Other Assets	23,167	—		23,167
Total Assets	$1,126,101	$172		$1,126,273
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$75,784	$—		$75,784
Contract liabilities	34,445	—		34,445
Accrued and other liabilities	44,214	27	(A)	44,241
Operating lease liabilities	8,531	—		8,531
Current portion of long-term debt	12,500	—		12,500
Total Current Liabilities	175,474	27		175,501
Long-Term Debt, Less Current Portion	229,830	—		229,830
Non-Current Operating Lease Liabilities	21,284	—		21,284
Other Long-Term Liabilities	16,983	2,553	(A)	19,536
Total Liabilities	443,571	2,580		446,151
Commitments and Contingencies
Shareholders’ Equity
Common stock - $0.01 par value; 35,000,000 shares authorized; 14,781,218 shares issued and outstanding at December 31, 2024	148	—		148
Additional paid-in capital	217,523	7,410	(A)	224,933
Retained earnings	453,475	(9,818)		443,657
Accumulated other comprehensive income	11,384	—		11,384
Total Shareholders’ Equity	682,530	(2,408)		680,122
Total Liabilities and Shareholders’ Equity	$1,126,101	$172		$1,126,273
Note A: The correction for the Error impacted (i) accrued and other liabilities by less than $0.1 million, (ii) other long-term liabilities by $2.1 million, and (iii) additional paid-in capital by $7.4 million. The impact to income taxes was immaterial.
Note B: The correction for the other adjustments aside from the Error. Additionally, the impact of the Error and other adjustments on retained earnings. See description of the other adjustments in the paragraphs above.

	Year Ended December 31, 2025
Consolidated Statement of Operations:	As Previously Reported	Adjustments (B)		As Restated
Net Revenues	$824,730	$109		$824,839
Cost of Sales	603,115	109		603,224
Gross Profit	221,615	—		221,615
Selling, General and Administrative Expenses	144,377	3,431	(A)	147,808
Restructuring Charges	2,237	—		2,237
Litigation Settlement and Related Costs, Net	107,305	—		107,305
Operating Loss	(32,304)	(3,431)		(35,735)
Interest Expense	(12,676)	—		(12,676)
Loss on Extinguishment of Debt	(581)	—		(581)
Other Income, Net	1,746	—		1,746
Loss Before Taxes	(43,815)	(3,431)		(47,246)
Income Tax Benefit	(9,877)	(16)	(A)	(9,893)
Net Loss	$(33,938)	$(3,415)		$(37,353)
Loss Per Share
Basic loss per share	$(2.27)			$(2.50)
Diluted loss per share	$(2.27)			$(2.50)
Weighted-Average Number of Shares Outstanding
Basic	14,942			14,942
Diluted	14,942			14,942
Note A: The correction for the Error impacted selling, general and administrative expenses by $3.8 million. The impact to income taxes was immaterial.
Note B: The correction for the other adjustments aside from the Error. See description of the other adjustments in the paragraphs above.

	Year Ended December 31, 2024
Consolidated Statement of Income:	As Previously Reported	Adjustments (B)		As Restated
Net Revenues	$786,551	$(109)		$786,442
Cost of Sales	589,286	(109)		589,177
Gross Profit	197,265	—		197,265
Selling, General and Administrative Expenses	138,610	9,991	(A)	148,601
Restructuring Charges	6,444	—		6,444
Operating Income	52,211	(9,991)		42,220
Interest Expense	(15,304)	—		(15,304)
Income Before Taxes	36,907	(9,991)		26,916
Income Tax Expense	5,412	(173)	(A)	5,239
Net Income	$31,495	$(9,818)		$21,677
Earnings Per Share
Basic earnings per share	$2.13			$1.47
Diluted earnings per share	$2.10			$1.44
Weighted-Average Number of Shares Outstanding
Basic	14,774			14,774
Diluted	15,013			15,013
Note A: The correction for the Error impacted selling, general and administrative expenses by $9.5 million. The impact to income taxes was immaterial.
Note B: The correction for the other adjustments aside from the Error. See description of the other adjustments in the paragraphs above.

	Year Ended December 31, 2025
Consolidated Statement of Comprehensive Loss:	As Previously Reported	Adjustments	As Restated
Net Loss	$(33,938)	$(3,415)	$(37,353)
Other Comprehensive Loss, Net of Tax:
Pension Adjustments:
Amortization of actuarial losses and prior service costs, net of tax of $26 for 2025	78	—	78
Actuarial losses arising during the period, net of tax benefit of $28 for 2025	(85)	—	(85)
Change in net unrealized losses on cash flow hedges, net of tax benefit of $1,457 for 2025	(4,831)	—	(4,831)
Other Comprehensive Loss, Net of Tax	(4,838)	—	(4,838)
Comprehensive Loss	$(38,776)	$(3,415)	$(42,191)

	Year Ended December 31, 2024
Consolidated Statement of Comprehensive Income:	As Previously Reported	Adjustments	As Restated
Net Income	$31,495	$(9,818)	$21,677
Other Comprehensive Income, Net of Tax:
Pension Adjustments:
Amortization of actuarial losses and prior service costs, net of tax of $55 for 2024	178	—	178
Actuarial gains arising during the period, net of tax expense of $527 for 2024	1,752	—	1,752
Change in net unrealized gains on cash flow hedges, net of tax expense of $507 for 2024	1,683	—	1,683
Other Comprehensive Income, Net of Tax	3,613	—	3,613
Comprehensive Income	$35,108	$(9,818)	$25,290

	Year Ended December 31, 2025
Consolidated Statement of Cash Flows:	As Previously Reported	Adjustments (B)		As Restated
Cash Flows from Operating Activities
Net Loss	$(33,938)	$(3,415)	(A)	$(37,353)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Depreciation and amortization	33,657	—		33,657
Non-cash operating lease cost	8,328	—		8,328
Stock-based compensation expense	24,520	3,931	(A)	28,451
Deferred income taxes	(11,619)	(15)	(A)	(11,634)
Recovery of credit losses	(145)	—		(145)
Noncash loss on extinguishment of debt	581	—		581
Gain on sale of property and other assets	(1,746)	—		(1,746)
Litigation settlement and related costs	4,085	—		4,085
Other	1,253	—		1,253
Changes in Assets and Liabilities:
Accounts receivable	(14,580)			(14,580)
Contract assets	(49,261)	(109)		(49,370)
Inventories	14,093	109		14,202
Production cost of contracts	(923)	—		(923)
Other assets	(324)	(2)		(326)
Accounts payable	(551)	—		(551)
Contract liabilities	6,249	—		6,249
Operating lease liabilities	(7,793)	—		(7,793)
Accrued and other liabilities	(5,291)	(499)	(A)	(5,790)
Net Cash Used in Operating Activities	(33,405)	—		(33,405)
Cash Flows from Investing Activities
Purchases of property and equipment	(15,238)	—		(15,238)
Proceeds from sale of property and other assets	1,984	—		1,984
Proceeds from sale of assets	130	—		130
Net Cash Used in Investing Activities	(13,124)	—		(13,124)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	145,000	—		145,000
Repayments of senior secured revolving credit facility	(48,800)	—		(48,800)
Borrowings from term loans	200,000	—		200,000
Repayments of term loans	(234,375)	—		(234,375)
Repayments of other debt	(368)	—		(368)
Debt issuance costs	(3,554)	—		(3,554)
Net cash paid upon issuance of common stock under stock plans	(3,224)	—		(3,224)
Net Cash Provided by Financing Activities	54,679	—		54,679
Net Increase in Cash and Cash Equivalents	8,150	—		8,150
Cash and Cash Equivalents at Beginning of Year	37,139	—		37,139
Cash and Cash Equivalents at End of Year	$45,289	$—		$45,289
Note A: The correction for the Error impacted (i) selling, general and administrative expenses which impacted net loss by $3.8 million, (ii) accrued and other liabilities by less than $0.1 million, and (iii) other long-term liabilities by less than $(0.1) million. The impact to income taxes was immaterial.
Note B: The correction for the other adjustments aside from the Error. See description of the other adjustments in the paragraphs above.

	Year Ended December 31, 2024
Consolidated Statement of Cash Flows:	As Previously Reported	Adjustments (B)		As Restated
Cash Flows from Operating Activities
Net Income	$31,495	$(9,818)	(A)	$21,677
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	33,438	—		33,438
Non-cash operating lease cost	8,513	—		8,513
Stock-based compensation expense	17,836	9,112	(A)	26,948
Deferred income taxes	(7,454)	(167)	(A)	(7,621)
Provision for credit losses	624	—		624
Other	297	—		297
Changes in Assets and Liabilities:
Accounts receivable	(5,648)	—		(5,648)
Contract assets	(22,898)	109		(22,789)
Inventories	2,320	(109)		2,211
Production cost of contracts	618	—		618
Other assets	(1,507)	(5)		(1,512)
Accounts payable	3,239	—		3,239
Contract liabilities	(19,047)	—		(19,047)
Operating lease liabilities	(8,270)	—		(8,270)
Accrued and other liabilities	624	878	(A)	1,502
Net Cash Provided by Operating Activities	34,180	—		34,180
Cash Flows from Investing Activities
Purchases of property and equipment	(14,129)	—		(14,129)
Proceeds from sale of assets	223	—		223
Net Cash Used in Investing Activities	(13,906)	—		(13,906)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	20,000	—		20,000
Repayments of senior secured revolving credit facility	(35,000)	—		(35,000)
Repayments of term loans	(7,813)	—		(7,813)
Repayments of other debt	(329)	—		(329)
Net cash paid upon issuance of common stock under stock plans	(2,856)	—		(2,856)
Net Cash Used in Financing Activities	(25,998)	—		(25,998)
Net Decrease in Cash and Cash Equivalents	(5,724)	—		(5,724)
Cash and Cash Equivalents at Beginning of Year	42,863	—		42,863
Cash and Cash Equivalents at End of Year	$37,139	$—		$37,139
Note A: The correction for the Error impacted (i) selling, general and administrative expenses which impacted net income by $9.5 million, (ii) accrued and other liabilities by less than $0.1 million, and (iii) other long-term liabilities by $0.4 million. The impact to income taxes was immaterial.
Note B: The correction for the other adjustments aside from the Error. See description of the other adjustments in the paragraphs above.

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

Note 4. Inventories (As Restated)
Inventories consisted of the following:

	(In thousands) December 31,
	2025	2024
	(As Restated)	(As Restated)
Raw materials and supplies	$158,406	$158,865
Work in process	19,613	32,151
Finished goods	4,769	5,974
Total	$182,788	$196,990

Note 5. Property and Equipment, Net
Property and equipment, net consisted of the following:

	(In thousands) December 31,		Range of Estimated
	2025	2024	Useful Lives
Land	$10,679	$11,305
Buildings and improvements	60,896	57,394	5 - 40 Years
Machinery and equipment	198,036	197,271	2 - 20 Years
Furniture and equipment	18,969	22,303	2 - 10 Years
Construction in progress	15,151	16,460
	303,731	304,733
Less accumulated depreciation	196,508	194,921
Total	$107,223	$109,812
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

Amortization expense of other intangible assets was $16.8 million, $16.8 million and $16.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Future amortization expense by operating segment is expected to be as follows:

	(In thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
2026	$9,288	$7,440	$16,728
2027	9,288	7,437	16,725
2028	9,288	6,892	16,180
2029	5,276	6,627	11,903
2030	1,493	6,627	8,120
Thereafter	2,570	55,913	58,483
	$37,203	$90,936	$128,139

Note 8. Accrued and Other Liabilities (As Restated)
The components of accrued and other liabilities consisted of the following:

	(In thousands) December 31,
	2025	2024
	(As Restated)	(As Restated)
Accrued compensation	$39,161	$35,939
Accrued income tax and sales tax	353	668
Accrued litigation settlement and related costs	4,085	—
Other	7,472	7,634
Total	$51,071	$44,241

Note 9. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(In thousands) December 31,
	2025	2024
Term loans	$200,000	$234,375
Revolving credit facility	105,000	8,800
Total debt	305,000	243,175
Less current portion	5,000	12,500
Total long-term debt, less current portion	300,000	230,675
Less debt issuance costs - term loans	(1,210)	(845)
Total long-term debt, net of debt issuance costs - term loans	$298,790	$229,830
Debt issuance costs - revolving credit facility (1)	$3,006	$1,258
Weighted-average interest rate	6.10%	7.25%
(1) Included as part of other assets.

Future long-term debt payments at December 31, 2025 were as follows:

(In thousands)
2026	$5,000
2027	5,000
2028	10,000
2029	10,000
2030	275,000
Thereafter	—
Total	$305,000
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

Note 11. Stock-Based Compensation (As Restated)
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
The share-based compensation cost expensed for RSUs for the years ended December 31, 2025, 2024, and 2023 (before tax benefits) was $8.4 million, $6.3 million, and $4.5 million respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations. At December 31, 2025, total unrecognized compensation cost (before tax benefits) related to RSUs of $7.8 million is expected to be recognized over a weighted average period of 1.3 years. The total fair value of RSUs vested for the years ended December 31, 2025, 2024, and 2023 was $6.9 million, $4.8 million, and $3.9 million, respectively. The tax benefit realized from vested RSUs for the years ended December 31, 2025, 2024, and 2023 was $1.6 million, $1.1 million, and $0.9 million, respectively.
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
The share-based compensation cost expensed for PSUs for the years ended December 31, 2025, 2024, and 2023 (before tax benefits) was $17.4 million, $14.5 million and $6.9 million, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations. At December 31, 2025, total unrecognized compensation cost (before tax benefits) related to PSUs of $11.5 million is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of PSUs vested during the years ended December 31, 2025, 2024, and 2023, was $6.2 million, $6.4 million, and $8.5 million, respectively. The tax benefit realized from PSUs for the years ended December 31, 2025, 2024, and 2023 were $1.4 million, $1.5 million, and $2.0 million, respectively.
Performance-Based With Market Condition Cash Settled Long-Term Incentive Awards
As permitted under the 2020 Plan, performance-based with market condition cash settled long-term incentive awards (“Performance-Based Cash LTIPs”) were granted in 2023 and 2022. Performance-Based Cash LTIPs will be settled in cash and are subject to the attainment of performance goals established by the Compensation Committee (including achievement of relative total shareholder return market condition), the periods during which performance is to be measured, and all other limitations and conditions applicable to the Performance-Based Cash LTIPs’ values. Performance goals are based on a pre-established objective formula that specifies the manner of determining the value of the Performance-Based Cash LTIPs that will be issued if performance goals are attained. If an employee terminates employment, their non-vested portion of the Performance-Based Cash LTIPs will not vest and all rights to the non-vested portion of the Performance-Based Cash LTIPs will terminate. The Compensation Committee administers the Performance-Based Cash LTIPs. The share-based compensation expense recorded for the Performance-Based Cash LTIPs for the years ended December 31, 2025, 2024, and 2023 (before tax benefits) was $1.7 million, $5.4 million, and $2.7 million, respectively.

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

Note 14. Income Taxes (As Restated)
Our pre-tax (loss) income attributable to foreign operations were not material. The components of provision for income tax (benefit) expense consisted of the following:

	(In thousands) Years Ended December 31,
	2025	2024	2023
	(As Restated)	(As Restated)
Current tax expense
Federal	$830	$10,624	$8,796
State	336	1,603	1,095
Foreign	575	633	390
	1,741	12,860	10,281
Deferred tax benefit
Federal	(10,518)	(6,389)	(7,857)
State	(1,116)	(1,232)	(1,973)
	(11,634)	(7,621)	(9,830)
Income tax (benefit) expense	$(9,893)	$5,239	$451
We recognized net income tax benefits from deductions of share-based payments in excess of compensation cost recognized for financial reporting purposes of $0.2 million, less than $0.1 million, and $0.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Deferred tax assets (liabilities) were comprised of the following:

	(In thousands) December 31,
	2025	2024
	(As Restated)	(As Restated)
Deferred tax assets:
Accrued expenses	$1,629	$547
Allowance for credit losses	438	642
Forward loss reserves	1,679	1,145
Deferred compensation	829	694
Employment-related accruals	4,498	4,883
Environmental reserves	497	496
Federal tax credit carryforwards	3,964	—
Inventory reserves	3,180	3,907
Interest expense carryforwards	638	—
Operating lease liabilities	9,798	6,983
Pension obligation	230	143
Federal and state net operating loss carryforwards	19,727	1,764
Research expenses	16,426	29,956
State tax credit carryforwards	8,834	7,992
Stock-based compensation	2,527	1,817
Other	1,627	1,917
Total gross deferred tax assets	76,521	62,886
Valuation allowance	(7,826)	(7,216)
Total gross deferred tax assets, net of valuation allowance	68,695	55,670
Deferred tax liabilities:
Deferred revenue	(1,013)	(2,374)
Depreciation	(11,163)	(11,533)
Goodwill	(15,442)	(13,149)
Intangibles	(12,255)	(14,167)
Interest rate hedge	(2,674)	(4,129)
Operating lease right-of-use assets	(9,341)	(6,702)
Prepaid insurance	(890)	(755)
Other	(417)	(455)
Total gross deferred tax liabilities	(53,195)	(53,264)
Net deferred income taxes	$15,500	$2,406
We have federal and state tax net operating losses of $86.4 million and $27.3 million, respectively, as of December 31, 2025. The pre-tax loss in 2025 resulted in the recognition of federal and state deferred tax assets for the benefits of net operating loss carryforwards to be recognized in future years. Based on our expectation of future taxable income, we expect to realize the deferred tax assets and did not record valuation allowances against them. The federal net operating losses acquired from the acquisition of Nobles Worldwide, Inc. are subject to an annual limitation under Internal Revenue Code Section 382; however, we expect to fully realize them under ASC Subtopic 740-10 before they begin to expire in 2038. The state net operating loss carryforwards include $2.1 million that is not expected to be realized due to various limitations and has been reduced by a valuation allowance. If not realized, the state net operating loss carryforwards, depending on the tax jurisdiction, will begin to expire between 2027 and 2045.
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
As described in Note 1, we adopted ASU 2023-09 on a retrospective basis. The following table reconciles the U.S. federal statutory tax amount and rate to our effective tax amount and rate for all years presented:

	(Dollars in thousands, except percentages) Years Ended December 31,
	2025	Percentage	2024	Percentage	2023	Percentage
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
U.S. federal statutory tax rate	$(9,921)	21.0%	$5,652	21.0%	$3,440	21.0%
State and local income taxes, net of federal income tax effect (a)	(617)	1.3%	296	1.1%	(702)	(4.3)%
Foreign tax effects:
Mexico	575	(1.2)%	606	2.3%	260	1.6%
Other	31	(0.1)%	(21)	(0.1)%	248	1.5%
Effect of cross-border tax laws:
Foreign-derived intangible income deduction	(160)	0.3%	(1,143)	(4.2)%	(634)	(3.9)%
Other	(121)	0.2%	(127)	(0.5)%	(55)	(0.3)%
Tax credits:
Research and development tax credits	(4,620)	9.8%	(5,055)	(18.8)%	(4,471)	(27.3)%
Other	—	—%	(12)	—%	(4)	—%
Changes in valuation allowances	—	—%	—	—%	—	—%
Nontaxable or nondeductible items:
Book compensation expenses	5,333	(11.3)%	5,540	20.6%	2,865	17.5%
Other	(88)	0.2%	117	0.4%	11	0.1%
Changes in unrecognized tax benefits	(315)	0.7%	(730)	(2.7)%	(550)	(3.4)%
Effect of changes in tax laws or rates enacted in current period	—	—%	—	—%	—	—%
Other	10	—%	116	0.4%	43	0.3%
Effective tax rate	$(9,893)	20.9%	$5,239	19.5%	$451	2.8%
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

Note 17. Business Segment Information (As Restated)
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

Financial information by reportable segment was as follows:

	(In thousands) Years Ended December 31,
	2025			2024			2023
	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems	Total
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Consolidated Net Revenues (1)	$462,682	$362,157	$824,839	$431,363	$355,079	$786,442	$430,136	$326,856	$756,992
Less: Significant Expenses
Cost of sales	334,932	268,292		313,408	275,769		340,276	253,529
Selling, general and administrative expenses	45,435	45,352		44,112	48,079		41,629	41,579
Restructuring charges	141	2,096		177	6,267		6,145	8,288
Segment Operating Income (1)	$82,174	$46,417	128,591	$73,666	$24,964	98,630	$42,086	$23,460	65,546

Reconciliation of Profit or Loss (Segment Operating [Loss] Income)
Unallocated Amounts:
Corporate general and administrative expenses (2)			(164,326)			(56,410)			(36,520)
Restructuring charges			—			—			(109)
Operating (Loss) Income			(35,735)			42,220			28,917
Interest Expense			(12,676)			(15,304)			(20,773)
Loss on Extinguishment of Debt			(581)			—			—
Other Income, Net			1,746			—			8,235
(Loss) Income Before Taxes			$(47,246)			$26,916			$16,379
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

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets for 2025 and 2024:

	(In thousands) December 31,
	2025	2024
	(As Restated)	(As Restated)
Total Assets
Electronic Systems	$561,954	$507,428
Structural Systems	538,109	551,213
Corporate Administration (1)	86,352	67,632
Total Assets	$1,186,415	$1,126,273
Goodwill and Intangibles
Electronic Systems	$154,638	$163,926
Structural Systems	222,801	230,265
Total Goodwill and Intangibles	$377,439	$394,191
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.

Note 18. Unaudited Quarterly Financial Data
The following tables reflect the restatements and revision of previously issued unaudited condensed consolidated financial statements for each of the fiscal quarters in the years ended December 31, 2025 and December 31, 2024 (dollars in thousands, except for per share information):

	Three Months Ended
Unaudited Condensed Consolidated Statements of Operations:	March 29, 2025	June 28, 2025	September 27, 2025	December 31, 2025
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net Revenues	$192,481	$200,803	$214,422	$217,133
Cost of Sales	142,030	147,827	155,472	157,895
Gross Profit	50,451	52,976	58,950	59,238
Selling, General and Administrative Expenses	45,050	34,643	34,009	34,106
Restructuring Charges	426	608	583	620
Litigation Settlement and Related Costs, Net	—	—	99,675	7,630
Operating Income (Loss)	4,975	17,725	(75,317)	16,882
Interest Expense	(3,263)	(3,008)	(2,927)	(3,478)
Loss on Extinguishment of Debt	—	—	—	(581)
Other Income, Net	—	1,746	—	—
Income (Loss) Before Taxes	1,712	16,463	(78,244)	12,823
Income Tax Expense (Benefit)	310	3,709	(17,417)	3,505
Net Income (Loss)	$1,402	$12,754	$(60,827)	$9,318
Income (Loss) Per Share
Basic earnings (loss) per share	$0.09	$0.85	$(4.06)	$0.62
Diluted earnings (loss) per share	$0.09	$0.84	$(4.06)	$0.60
Weighted-Average Number of Common Shares Outstanding
Basic	14,856	14,938	14,978	14,989
Diluted	15,177	15,216	14,978	15,416

	Three Months Ended
Unaudited Condensed Consolidated Statements of Operations:	March 30, 2024	June 29, 2024	September 28, 2024	December 31, 2024
	(As Revised)	(As Restated)	(As Restated)	(As Restated)
Net Revenues	$191,707	$196,140	$201,412	$197,183
Cost of Sales	144,635	145,030	148,736	150,776
Gross Profit	47,072	51,110	52,676	46,407
Selling, General and Administrative Expenses	33,069	46,562	35,324	33,647
Restructuring Charges	1,370	1,254	1,924	1,896
Operating Income	12,633	3,294	15,428	10,864
Interest Expense	(3,883)	(3,975)	(3,829)	(3,617)
Income (Loss) Before Taxes	8,750	(681)	11,599	7,247
Income Tax Expense (Benefit)	2,386	(5)	2,195	662
Net Income (Loss)	$6,364	$(676)	$9,404	$6,585
Earnings (Loss) Per Share
Basic earnings (loss) per share	$0.43	$(0.05)	$0.64	$0.44
Diluted earnings (loss) per share	$0.43	$(0.05)	$0.63	$0.44
Weighted-Average Number of Common Shares Outstanding
Basic	14,694	14,775	14,806	14,820
Diluted	14,937	14,775	15,039	15,098

	September 27, 2025
Unaudited Condensed Consolidated Balance Sheets:	As Previously Reported	Adjustments (B)		As Restated
Assets
Current Assets
Cash and cash equivalents	$50,918	$—		$50,918
Accounts receivable, net of allowance for credit losses of $2,039 at September 27, 2025	111,269	—		111,269
Contract assets	248,402	(1,335)		247,067
Inventories	192,817	1,902		194,719
Production cost of contracts	5,685	—		5,685
Other current assets	72,259	5		72,264
Total Current Assets	681,350	572		681,922
Property and Equipment, Net of Accumulated Depreciation of $202,781 at September 27, 2025	107,361	—		107,361
Operating Lease Right-of-Use Assets	42,173	—		42,173
Goodwill	244,600	—		244,600
Intangibles, Net	137,027	—		137,027
Deferred Income Taxes	18,172	1,151	(A)	19,323
Other Assets	17,887	—		17,887
Total Assets	$1,248,570	$1,723		$1,250,293
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$85,281	$—		$85,281
Contract liabilities	34,450	—		34,450
Accrued and other liabilities	194,227	90	(A)	194,317
Operating lease liabilities	7,796	—		7,796
Current portion of long-term debt	12,500	—		12,500
Total Current Liabilities	334,254	90		334,344
Long-Term Debt, Less Current Portion	215,046	—		215,046
Non-Current Operating Lease Liabilities	36,129	—		36,129
Other Long-Term Liabilities	14,096	1,462	(A)	15,558
Total Liabilities	599,525	1,552		601,077
Commitments and Contingencies
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 14,945,835 shares issued and outstanding at September 27, 2025	149	—		149
Additional Paid-In Capital	229,980	15,278	(A)	245,258
Retained Earnings	412,093	(15,107)		396,986
Accumulated Other Comprehensive Income	6,823	—		6,823
Total Shareholders’ Equity	649,045	171		649,216
Total Liabilities and Shareholders’ Equity	$1,248,570	$1,723		$1,250,293
Note A: The correction for the Error impacted (i) accrued and other liabilities by less than $0.1 million, (ii) other long-term liabilities by $1.4 million, and (iii) additional paid-in capital by $15.3 million. The impact to income taxes was immaterial. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. Additionally, the impact of the Error and other adjustments on retained earnings. See Note 1A, “Restatement,” for a description of the other adjustments.

	June 28, 2025
Unaudited Condensed Consolidated Balance Sheet:	As Previously Reported	Adjustments (B)		As Restated
Assets
Current Assets
Cash and cash equivalents	$37,117	$—		$37,117
Accounts receivable, net of allowance for credit losses of $2,008 at June 28, 2025	119,682	(1,656)		118,026
Contract assets	221,046	(1,543)		219,503
Inventories	197,296	1,290		198,586
Production cost of contracts	5,769	—		5,769
Other current assets	17,327	5		17,332
Total Current Assets	598,237	(1,904)		596,333
Property and Equipment, Net of Accumulated Depreciation of $199,238 at June 28, 2025	108,943	—		108,943
Operating Lease Right-of-Use Assets	24,358	—		24,358
Goodwill	244,600	—		244,600
Intangibles, Net	141,215	—		141,215
Deferred Income Taxes	5,066	167	(A)	5,233
Other Assets	18,412	—		18,412
Total Assets	$1,140,831	$(1,737)		$1,139,094
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$84,089	$—		$84,089
Contract liabilities	36,971	—		36,971
Accrued and other liabilities	42,069	(2,027)	(A)	40,042
Operating lease liabilities	8,866	—		8,866
Current portion of long-term debt	12,500	—		12,500
Total Current Liabilities	184,495	(2,027)		182,468
Long-Term Debt, Less Current Portion	218,084	—		218,084
Non-Current Operating Lease Liabilities	16,853	—		16,853
Other Long-Term Liabilities	13,568	2,361	(A)	15,929
Total Liabilities	433,000	334		433,334
Commitments and Contingencies
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 14,922,797 shares issued and outstanding at June 28, 2025	149	—		149
Additional Paid-In Capital	223,652	16,655	(A)	240,307
Retained Earnings	476,539	(18,726)		457,813
Accumulated Other Comprehensive Income	7,491			7,491
Total Shareholders’ Equity	707,831	(2,071)		705,760
Total Liabilities and Shareholders’ Equity	$1,140,831	$(1,737)		$1,139,094
Note A: The correction for the Error impacted (i) accrued and other liabilities by less than $0.1 million, (ii) other long-term liabilities by $1.8 million, and (iii) additional paid-in capital by $16.7 million. The impact to income taxes was immaterial. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. Additionally, the impact of the Error and other adjustments on retained earnings. See Note 1A, “Restatement,” for a description of the other adjustments.

	March 29, 2025
Unaudited Condensed Consolidated Balance Sheet:	As Previously Reported	Adjustments (B)		As Restated
Assets
Current Assets
Cash and cash equivalents	$30,732	$—		$30,732
Accounts receivable, net of allowance for credit losses of $2,122 at March 29, 2025	119,154	(1,307)		117,847
Contract assets	210,897	(434)		210,463
Inventories	197,414	595		198,009
Production cost of contracts	6,699	—		6,699
Other current assets	13,641	714		14,355
Total Current Assets	578,537	(432)		578,105
Property and Equipment, Net of Accumulated Depreciation of $197,524 at March 29, 2025	109,075	—		109,075
Operating Lease Right-of-Use Assets	26,423	—		26,423
Goodwill	244,600	—		244,600
Intangibles, Net	145,403	—		145,403
Deferred Income Taxes	4,245	167	(A)	4,412
Other Assets	20,332	—		20,332
Total Assets	$1,128,615	$(265)		$1,128,350
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$80,290	$—		$80,290
Contract liabilities	37,496	—		37,496
Accrued and other liabilities	34,365	(1,677)	(A)	32,688
Operating lease liabilities	8,721	—		8,721
Current portion of long-term debt	12,500	—		12,500
Total Current Liabilities	173,372	(1,677)		171,695
Long-Term Debt, Less Current Portion	229,920	—		229,920
Non-Current Operating Lease Liabilities	19,103	—		19,103
Other Long-Term Liabilities	13,213	2,352	(A)	15,565
Total Liabilities	435,608	675		436,283
Commitments and Contingencies
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 14,868,305 shares issued and outstanding at March 29, 2025	149	—		149
Additional Paid-In Capital	219,842	17,987	(A)	237,829
Retained Earnings	463,986	(18,927)		445,059
Accumulated Other Comprehensive Income	9,030	—		9,030
Total Shareholders’ Equity	693,007	(940)		692,067
Total Liabilities and Shareholders’ Equity	$1,128,615	$(265)		$1,128,350
Note A: The correction for the Error impacted (i) accrued and other liabilities by less than $0.1 million, (ii) other long-term liabilities by $1.9 million, and (iii) additional paid-in capital by $18.0 million. The impact to income taxes was immaterial. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. Additionally, the impact of the Error and other adjustments on retained earnings. See Note 1A, “Restatement,” for a description of the other adjustments.

	Three Months Ended December 31, 2025
Unaudited Condensed Consolidated Statements of Income:	As Previously Reported	Adjustments (B)		As Restated
Net Revenues	$215,798	$1,335		$217,133
Cost of Sales	155,993	1,902		157,895
Gross Profit	59,805	(567)		59,238
Selling, General and Administrative Expenses	37,557	(3,451)	(A)	34,106
Restructuring Charges	620	—		620
Litigation Settlement and Related Costs, Net	7,630	—		7,630
Operating Income	13,998	2,884		16,882
Interest Expense	(3,478)	—		(3,478)
Loss on Extinguishment of Debt	(581)	—		(581)
Income Before Taxes	9,939	2,884		12,823
Income Tax Expense	2,495	1,010	(A)	3,505
Net Income	$7,444	$1,874		$9,318
Earnings Per Share
Basic earnings per share	$0.50			$0.62
Diluted earnings per share	$0.48			$0.60
Weighted-Average Number of Common Shares Outstanding
Basic	14,989			14,989
Diluted	15,416			15,416
Note A: The correction for the Error impacted selling, general and administrative expenses by $(3.5) million. The impact to income taxes was immaterial. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. See Note 1A, “Restatement,” for a description of the other adjustments.

	Three Months Ended September 27, 2025				Nine Months Ended September 27, 2025
Unaudited Condensed Consolidated Statements of Operations:	As Previously Reported	Adjustments (B)		As Restated	As Previously Reported	Adjustments (B)		As Restated
Net Revenues	$212,558	$1,864		$214,422	$608,932	$(1,226)		$607,706
Cost of Sales	156,083	(611)		155,472	447,122	(1,793)		445,329
Gross Profit	56,475	2,475		58,950	161,810	567		162,377
Selling, General and Administrative Expenses	36,267	(2,258)	(A)	34,009	106,820	6,882	(A)	113,702
Restructuring Charges	583	—		583	1,617	—		1,617
Litigation Settlement and Related Costs, Net	99,675	—		99,675	99,675	—		99,675
Operating Loss	(80,050)	4,733		(75,317)	(46,302)	(6,315)		(52,617)
Interest Expense	(2,927)	—		(2,927)	(9,198)	—		(9,198)
Other Income, Net	—	—		—	1,746	—		1,746
Loss Before Taxes	(82,977)	4,733		(78,244)	(53,754)	(6,315)		(60,069)
Income Tax Benefit	(18,531)	1,114	(A)	(17,417)	(12,372)	(1,026)	(A)	(13,398)
Net Loss	$(64,446)	$3,619		$(60,827)	$(41,382)	$(5,289)		$(46,671)
Loss Per Share
Basic loss per share	$(4.30)			$(4.06)	$(2.77)			$(3.13)
Diluted loss per share	$(4.30)			$(4.06)	$(2.77)			$(3.13)
Weighted-Average Number of Common Shares Outstanding
Basic	14,978			14,978	14,925			14,925
Diluted	14,978			14,978	14,925			14,925

Note A: The correction for the Error impacted selling, general and administrative expenses by $(1.8) million and $7.2 million for the three and nine months ended September 27, 2025, respectively. The impact to income taxes was immaterial. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. See Note 1A, “Restatement,” for a description of the other adjustments.

	Three Months Ended June 28, 2025				Six Months Ended June 28, 2025
Unaudited Condensed Consolidated Statements of Income:	As Previously Reported	Adjustments (B)		As Restated	As Previously Reported	Adjustments (B)		As Restated
Net Revenues	$202,260	$(1,457)		$200,803	$396,374	$(3,090)		$393,284
Cost of Sales	148,522	(695)		147,827	291,039	(1,182)		289,857
Gross Profit	53,738	(762)		52,976	105,335	(1,908)		103,427
Selling, General and Administrative Expenses	35,959	(1,316)	(A)	34,643	70,553	9,140	(A)	79,693
Restructuring Charges	608	—		608	1,034	—		1,034
Operating Income	17,171	554		17,725	33,748	(11,048)		22,700
Interest Expense	(3,008)	—		(3,008)	(6,271)	—		(6,271)
Other Income, Net	1,746	—		1,746	1,746	—		1,746
Income Before Taxes	15,909	554		16,463	29,223	(11,048)		18,175
Income Tax Expense	3,356	353	(A)	3,709	6,159	(2,140)	(A)	4,019
Net Income	$12,553	$201		$12,754	$23,064	$(8,908)		$14,156
Earnings Per Share
Basic earnings per share	$0.84			$0.85	$1.55			$0.95
Diluted earnings per share	$0.82			$0.84	$1.52			$0.93
Weighted-Average Number of Common Shares Outstanding
Basic	14,938			14,938	14,898			14,898
Diluted	15,216			15,216	15,196			15,196
Note A: The correction for the Error impacted selling, general and administrative expenses by $(1.4) million and $9.0 million for the three and six months ended June 28, 2025, respectively. The impact to income taxes was immaterial. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. See Note 1A, “Restatement,” for a description of the other adjustments.

	Three Months Ended March 29, 2025
Unaudited Condensed Consolidated Statement of Income:	As Previously Reported	Adjustments (B)		As Restated
Net Revenues	$194,114	$(1,633)		$192,481
Cost of Sales	142,517	(487)		142,030
Gross Profit	51,597	(1,146)		50,451
Selling, General and Administrative Expenses	34,594	10,456	(A)	45,050
Restructuring Charges	426	—		426
Operating Income	16,577	(11,602)		4,975
Interest Expense	(3,263)	—		(3,263)
Income Before Taxes	13,314	(11,602)		1,712
Income Tax Expense	2,803	(2,493)	(A)	310
Net Income	$10,511	$(9,109)		$1,402
Earnings Per Share
Basic earnings per share	$0.71			$0.09
Diluted earnings per share	$0.69			$0.09
Weighted-Average Number of Common Shares Outstanding
Basic	14,856			14,856
Diluted	15,177			15,177
Note A: The correction for the Error impacted selling, general and administrative expenses by $10.4 million. The impact to income taxes was immaterial. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. See Note 1A, “Restatement,” for a description of the other adjustments.

	Three Months Ended December 31, 2025
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):	As Previously Reported	Adjustments	As Restated
Net Income	$7,444	$1,874	$9,318
Other Comprehensive Loss, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax benefit of $21 for the three months ended December 31, 2025.	(65)	—	(65)
Change in net unrealized losses on cash flow hedges, net of tax benefit of $69 for the three months ended December 31, 2025.	(212)	—	(212)
Other Comprehensive Loss, Net of Tax	(277)	—	(277)
Comprehensive Income	$7,167	$1,874	$9,041

	Three Months Ended September 27, 2025			Nine Months Ended September 27, 2025
Unaudited Condensed Consolidated Statements of Comprehensive Loss:	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net Loss	$(64,446)	$3,619	$(60,827)	$(41,382)	$(5,289)	$(46,671)
Other Comprehensive Loss, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $6 and $19 for the three and nine months ended September 27, 2025, respectively.	19	—	19	58	—	58
Change in net unrealized losses on cash flow hedges, net of tax benefit of $203 and $1,388 for the three and nine months ended September 27, 2025, respectively.	(687)	—	(687)	(4,619)	—	(4,619)
Other Comprehensive Loss, Net of Tax	(668)	—	(668)	(4,561)	—	(4,561)
Comprehensive Loss	$(65,114)	$3,619	$(61,495)	$(45,943)	$(5,289)	$(51,232)

	Three Months Ended June 28, 2025			Six Months Ended June 28, 2025
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net Income	$12,553	$201	$12,754	$23,064	$(8,908)	$14,156
Other Comprehensive Loss, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $7 and $13 for the three and six months ended June 28, 2025, respectively.	19	—	19	39	—	39
Change in net unrealized losses on cash flow hedges, net of tax benefit of $470 and $1,185 for the three and six months ended June 28, 2025, respectively.	(1,558)	—	(1,558)	(3,932)	—	(3,932)
Other Comprehensive Loss, Net of Tax	(1,539)	—	(1,539)	(3,893)	—	(3,893)
Comprehensive Income	$11,014	$201	$11,215	$19,171	$(8,908)	$10,263

	Three Months Ended March 29, 2025
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):	As Previously Reported	Adjustments	As Restated
Net Income	$10,511	$(9,109)	$1,402
Other Comprehensive Loss, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $6 for the three months ended March 29, 2025.	20	—	20
Change in net unrealized losses on cash flow hedges, net of tax benefit of $715 for the three months ended March 29, 2025.	(2,374)	—	(2,374)
Other Comprehensive Loss, Net of Tax	(2,354)	—	(2,354)
Comprehensive Income (Loss)	$8,157	$(9,109)	$(952)

	Nine Months Ended September 27, 2025
Unaudited Condensed Consolidated Statement of Cash Flows:	As Previously Reported	Adjustments (B)		As Restated
Cash Flows from Operating Activities
Net Loss	$(41,382)	$(5,289)	(A)	$(46,671)
Adjustments to Reconcile Net Loss to
Net Cash Provided by Operating Activities:
Depreciation and amortization	25,195	—		25,195
Non-cash operating lease cost	6,631	—		6,631
Stock-based compensation expense	17,511	7,344	(A)	24,855
Deferred income taxes	(14,563)	(984)	(A)	(15,547)
Provision for credit losses	10	—		10
Gain on sale of property and other assets	(1,746)	—		(1,746)
Litigation settlement and related costs, net	97,667	—		97,667
Other	909	—		909
Changes in Assets and Liabilities:
Accounts receivable	(1,563)			(1,563)
Contract assets	(47,818)	1,226		(46,592)
Inventories	4,064	(1,793)		2,271
Production cost of contracts	790	—		790
Other assets	(67)	—		(67)
Accounts payable	10,011	—		10,011
Contract liabilities	5	—		5
Operating lease liabilities	(5,888)	—		(5,888)
Accrued and other liabilities	(8,484)	(504)	(A)	(8,988)
Net Cash Provided by Operating Activities	41,282	—		41,282
Cash Flows from Investing Activities
Purchases of property and equipment	(11,172)	—		(11,172)
Proceeds from sale of property and other assets	1,979	—		1,979
Proceeds from sale of assets	138	—		138
Net Cash Used in Investing Activities	(9,055)	—		(9,055)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	25,000	—		25,000
Repayments of senior secured revolving credit facility	(33,800)	—		(33,800)
Repayments of term loan	(6,250)	—		(6,250)
Repayments of other debt	(279)	—		(279)
Net cash paid upon issuance of common stock under stock plans	(3,119)	—		(3,119)
Net Cash Used in Financing Activities	(18,448)	—		(18,448)
Net Increase in Cash and Cash Equivalents	13,779	—		13,779
Cash and Cash Equivalents at Beginning of Period	37,139	—		37,139
Cash and Cash Equivalents at End of Period	$50,918	$—		$50,918
Note A: The correction for the Error impacted (i) selling, general and administrative expenses which impacted net loss by $7.2 million, (ii) accrued and other liabilities by less than $0.1 million, and (iii) other long-term liabilities by less than $(0.1) million. The impact of income taxes was immaterial. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. See Note 1A, “Restatement,” for a description of the other adjustments.

	Six Months Ended June 28, 2025
Unaudited Condensed Consolidated Statement of Cash Flows:	As Previously Reported	Adjustments (B)		As Restated
Cash Flows from Operating Activities
Net Income	$23,064	$(8,908)	(A)	$14,156
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	16,857	—		16,857
Non-cash operating lease cost	4,402	—		4,402
Stock-based compensation expense	11,703	9,064	(A)	20,767
Deferred income taxes	(1,654)	—		(1,654)
Provision for credit losses	10	—		10
Gain on sale of property and other assets	(1,746)	—		(1,746)
Other	408	—		408
Changes in Assets and Liabilities:
Accounts receivable	(9,976)	1,656		(8,320)
Contract assets	(20,462)	1,434		(19,028)
Inventories	(415)	(1,181)		(1,596)
Production cost of contracts	820	—		820
Other assets	(542)	—		(542)
Accounts payable	9,083	—		9,083
Contract liabilities	2,526	—		2,526
Operating lease liabilities	(4,087)	—		(4,087)
Accrued and other liabilities	(6,810)	(2,065)	(A)	(8,875)
Net Cash Provided by Operating Activities	23,181	—		23,181
Cash Flows from Investing Activities
Purchases of property and equipment	(9,082)	—		(9,082)
Proceeds from sale of property and other assets	1,979	—		1,979
Proceeds from sale of assets	100	—		100
Net Cash Used in Investing Activities	(7,003)	—		(7,003)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	25,000	—		25,000
Repayments of senior secured revolving credit facility	(33,800)	—		(33,800)
Repayments of term loan	(3,125)	—		(3,125)
Repayments of other debt	(193)	—		(193)
Net cash paid upon issuance of common stock under stock plans	(4,082)	—		(4,082)
Net Cash Used in Financing Activities	(16,200)	—		(16,200)
Net Decrease in Cash and Cash Equivalents	(22)	—		(22)
Cash and Cash Equivalents at Beginning of Period	37,139	—		37,139
Cash and Cash Equivalents at End of Period	$37,117	$—		$37,117
Note A: The correction for the Error impacted (i) selling, general and administrative expenses which impacted net income by $9.0 million, (ii) accrued and other liabilities by less than $0.1 million, and (iii) other long-term liabilities (which is included in accrued and other liabilities above) by less than $0.1 million. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. See Note 1A, “Restatement,” for a description of the other adjustments.

	Three Months Ended March 29, 2025
Unaudited Condensed Consolidated Statement of Cash Flows:	As Previously Reported	Adjustments (B)		As Restated
Cash Flows from Operating Activities
Net Income	$10,511	$(9,109)	(A)	$1,402
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	8,584	—		8,584
Non-cash operating lease cost	2,194	—		2,194
Stock-based compensation expense	5,347	10,387	(A)	15,734
Deferred income taxes	(1,296)	—		(1,296)
Recovery of credit losses	(54)	—		(54)
Other	307	—		307
Changes in Assets and Liabilities:
Accounts receivable	(9,384)	1,308		(8,076)
Contract assets	(10,313)	325		(9,988)
Inventories	(533)	(486)		(1,019)
Production cost of contracts	(16)	—		(16)
Other assets	3,622	(709)		2,913
Accounts payable	4,929	—		4,929
Contract liabilities	3,051	—		3,051
Operating lease liabilities	(1,918)	—		(1,918)
Accrued and other liabilities	(14,260)	(1,716)	(A)	(15,976)
Net Cash Provided by Operating Activities	771	—		771
Cash Flows from Investing Activities
Purchases of property and equipment	(4,815)	—		(4,815)
Net Cash Used in Investing Activities	(4,815)	—		(4,815)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	15,000	—		15,000
Repayments of senior secured revolving credit facility	(15,000)	—		(15,000)
Repayments of other debt	(96)	—		(96)
Net cash paid upon issuance of common stock under stock plans	(2,267)	—		(2,267)
Net Cash Used in Financing Activities	(2,363)	—		(2,363)
Net Decrease in Cash and Cash Equivalents	(6,407)	—		(6,407)
Cash and Cash Equivalents at Beginning of Period	37,139	—		37,139
Cash and Cash Equivalents at End of Period	$30,732	$—		$30,732
Note A: The correction for the Error impacted (i) selling, general and administrative expenses which impacted net income by $10.4 million, (ii) accrued and other liabilities by less than $0.1 million, and (iii) other long-term liabilities (which is included in accrued and other liabilities above) by less than $0.1 million. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. See Note 1A, “Restatement,” for a description of the other adjustments.

	September 28, 2024
Unaudited Condensed Consolidated Balance Sheet:	As Previously Reported	Adjustments (B)		As Restated
Assets
Current Assets
Cash and cash equivalents	$37,266	$—		$37,266
Accounts receivable, net of allowance for credit losses of $2,681 at September 28, 2024	107,730	—		107,730
Contract assets	221,434	—		221,434
Inventories	185,773	—		185,773
Production cost of contracts	5,650	—		5,650
Other current assets	12,507	130		12,637
Total Current Assets	570,360	130		570,490
Property and Equipment, Net of Accumulated Depreciation of $191,685 at September 28, 2024	109,652	—		109,652
Operating Lease Right-of-Use Assets	30,613	—		30,613
Goodwill	244,600	—		244,600
Intangibles, Net	153,779	—		153,779
Deferred Income Taxes	5,107	—		5,107
Other Assets	15,806	—		15,806
Total Assets	$1,129,917	$130		$1,130,047
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$75,430	$—		$75,430
Contract liabilities	36,875	—		36,875
Accrued and other liabilities	46,126	(671)	(A)	45,455
Operating lease liabilities	8,328	—		8,328
Current portion of long-term debt	10,938	—		10,938
Total Current Liabilities	177,697	(671)		177,026
Long-Term Debt, Less Current Portion	245,988	—		245,988
Non-Current Operating Lease Liabilities	23,361	—		23,361
Deferred Income Taxes	496	—		496
Other Long-Term Liabilities	16,803	2,267	(A)	19,070
Total Liabilities	464,345	1,596		465,941
Commitments and Contingencies
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 14,776,627 shares issued and outstanding at September 28, 2024	148	—		148
Additional Paid-In Capital	213,471	8,163		221,634
Retained Earnings	446,701	(9,629)		437,072
Accumulated Other Comprehensive Income	5,252	—		5,252
Total Shareholders’ Equity	665,572	(1,466)		664,106
Total Liabilities and Shareholders’ Equity	$1,129,917	$130		$1,130,047
Note A: The correction for the Error impacted (i) accrued and other liabilities by less than $0.1 million, (ii) other long-term liabilities by $2.3 million, and (iii) additional paid-in capital by $8.2 million. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. Additionally, the impact of the Error and other adjustments on retained earnings. See Note 1A, “Restatement,” for a description of the other adjustments.

	June 29, 2024
Unaudited Condensed Consolidated Balance Sheet:	As Previously Reported	Adjustments (B)		As Restated
Assets
Current Assets
Cash and cash equivalents	$29,405	$—		$29,405
Accounts receivable, net of allowance for credit losses of $2,363 at June 29, 2024	106,585	—		106,585
Contract assets	210,314	—		210,314
Inventories	201,831	—		201,831
Production cost of contracts	6,181	—		6,181
Other current assets	14,398	780		15,178
Total Current Assets	568,714	780		569,494
Property and Equipment, Net of Accumulated Depreciation of $188,260 at June 29, 2024	111,299	—		111,299
Operating Lease Right-of-Use Assets	27,128	—		27,128
Goodwill	244,600	—		244,600
Intangibles, Net	157,967	—		157,967
Deferred Income Taxes	641	—		641
Other Assets	21,151	—		21,151
Total Assets	$1,131,500	$780		$1,132,280
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$76,810	$—		$76,810
Contract liabilities	50,034	—		50,034
Accrued and other liabilities	40,293	(928)	(A)	39,365
Operating lease liabilities	7,943	—		7,943
Current portion of long-term debt	10,938	—		10,938
Total Current Liabilities	186,018	(928)		185,090
Long-Term Debt, Less Current Portion	250,896	—		250,896
Non-Current Operating Lease Liabilities	20,414	—		20,414
Deferred Income Taxes	2,945	—		2,945
Other Long-Term Liabilities	15,328	2,267	(A)	17,595
Total Liabilities	475,601	1,339		476,940
Commitments and Contingencies
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 14,746,921 shares issued and outstanding at June 29, 2024	147	—		147
Additional Paid-In Capital	208,930	8,326	(A)	217,256
Retained Earnings	436,553	(8,885)		427,668
Accumulated Other Comprehensive Income	10,269	—		10,269
Total Shareholders’ Equity	655,899	(559)		655,340
Total Liabilities and Shareholders’ Equity	$1,131,500	$780		$1,132,280
Note A: The correction for the Error impacted (i) accrued and other liabilities by less than $0.1 million, (ii) other long-term liabilities by $2.3 million, and (iii) additional paid-in capital by $8.3 million. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. Additionally, the impact of the Error and other adjustments on retained earnings. See Note 1A, “Restatement,” for a description of the other adjustments.

	March 30, 2024
Unaudited Condensed Consolidated Balance Sheet:	As Previously Reported	Adjustments (B)		As Revised
Assets
Current Assets
Cash and cash equivalents	$32,066	$—		$32,066
Accounts receivable, net of allowance for credit losses of $2,071 at March 30, 2024	104,499	—		104,499
Contract assets	197,056	(240)		196,816
Inventories	208,959	(731)		208,228
Production cost of contracts	7,977	—		7,977
Other current assets	13,388	—		13,388
Total Current Assets	563,945	(971)		562,974
Property and Equipment, Net of Accumulated Depreciation of $184,926 at March 30, 2024	112,108	—		112,108
Operating Lease Right-of-Use Assets	27,489	—		27,489
Goodwill	244,600	—		244,600
Intangibles, Net	162,080	—		162,080
Deferred Income Taxes	641	—		641
Other Assets	21,190	—		21,190
Total Assets	$1,132,053	$(971)		$1,131,082
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$84,293	$—		$84,293
Contract liabilities	57,790	(1,100)		56,690
Accrued and other liabilities	29,311	497		29,808
Operating lease liabilities	7,745	—		7,745
Current portion of long-term debt	9,375	—		9,375
Total Current Liabilities	188,514	(603)		187,911
Long-Term Debt, Less Current Portion	253,929	—		253,929
Non-Current Operating Lease Liabilities	21,016	—		21,016
Deferred Income Taxes	4,439	—		4,439
Other Long-Term Liabilities	18,608	(4)	(A)	18,604
Total Liabilities	486,506	(607)		485,899
Commitments and Contingencies
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 14,706,626 shares issued and outstanding at March 30, 2024	147	—		147
Additional Paid-In Capital	206,557	121	(A)	206,678
Retained Earnings	428,829	(485)		428,344
Accumulated Other Comprehensive Income	10,014	—		10,014
Total Shareholders’ Equity	645,547	(364)		645,183
Total Liabilities and Shareholders’ Equity	$1,132,053	$(971)		$1,131,082
Note A: The correction for the Error impacted (i) other long-term liabilities by less than $(0.1) million, and (ii) additional paid-in capital by $0.1 million. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. Additionally, the impact of the Error and other adjustments on retained earnings. See Note 1A, “Restatement,” for a description of the other adjustments.

	Three Months Ended December 31, 2024
Unaudited Condensed Consolidated Statements of Income:	As Previously Reported	Adjustments (B)		As Restated
Net Revenues	$197,292	$(109)		$197,183
Cost of Sales	150,885	(109)		150,776
Gross Profit	46,407	—		46,407
Selling, General and Administrative Expenses	34,112	(465)	(A)	33,647
Restructuring Charges	1,896	—		1,896
Operating Income	10,399	465		10,864
Interest Expense	(3,617)	—		(3,617)
Income Before Taxes	6,782	465		7,247
Income Tax Expense	8	654	(A)	662
Net Income	$6,774	$(189)		$6,585
Earnings Per Share
Basic earnings per share	$0.46			$0.44
Diluted earnings per share	$0.45			$0.44
Weighted-Average Number of Common Shares Outstanding
Basic	14,820			14,820
Diluted	15,098			15,098
Note A: The correction for the Error impacted (i) selling, general and administrative expenses by $(0.9) million. The impact to income taxes was immaterial. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. See Note 1A, “Restatement,” for a description of the other adjustments.

	Three Months Ended September 28, 2024				Nine Months Ended September 28, 2024
Unaudited Condensed Consolidated Statements of Income:	As Previously Reported	Adjustments (B)		As Restated	As Previously Reported	Adjustments (B)		As Restated
Net Revenues	$201,412	$—		$201,412	$589,259	$—		$589,259
Cost of Sales	148,736	—		148,736	438,401	—		438,401
Gross Profit	52,676	—		52,676	150,858	—		150,858
Selling, General and Administrative Expenses	35,486	(162)	(A)	35,324	104,498	10,457	(A)	114,955
Restructuring Charges	1,924	—		1,924	4,548	—		4,548
Operating Income	15,266	162		15,428	41,812	(10,457)		31,355
Interest Expense	(3,829)	—		(3,829)	(11,687)	—		(11,687)
Income Before Taxes	11,437	162		11,599	30,125	(10,457)		19,668
Income Tax Expense	1,289	906	(A)	2,195	5,404	(827)	(A)	4,577
Net Income	$10,148	$(744)		$9,404	$24,721	$(9,630)		$15,091
Earnings Per Share
Basic earnings per share	$0.69			$0.64	$1.68			$1.02
Diluted earnings per share	$0.67			$0.63	$1.65			$1.01
Weighted-Average Number of Common Shares Outstanding
Basic	14,806			14,806	14,758			14,758
Diluted	15,039			15,039	14,981			14,981
Note A: The correction for the Error impacted selling, general and administrative expenses by $(0.2) million and $10.4 million for the three and nine months ended September 28, 2024, respectively. The impact to income taxes was immaterial. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. See Note 1A, “Restatement,” for a description of the other adjustments.

	Three Months Ended June 29, 2024				Six Months Ended June 29, 2024
Unaudited Condensed Consolidated Statements of Operations:	As Previously Reported	Adjustments (B)		As Restated	As Previously Reported	Adjustments (B)		As Restated
Net Revenues	$197,000	$(860)		$196,140	$387,847	$—		$387,847
Cost of Sales	145,761	(731)		145,030	289,665	—		289,665
Gross Profit	51,239	(129)		51,110	98,182	—		98,182
Selling, General and Administrative Expenses	36,061	10,501	(A)	46,562	69,012	10,619	(A)	79,631
Restructuring Charges	1,254	—		1,254	2,624	—		2,624
Operating Income	13,924	(10,630)		3,294	26,546	(10,619)		15,927
Interest Expense	(3,975)	—		(3,975)	(7,858)	—		(7,858)
Income (Loss) Before Taxes	9,949	(10,630)		(681)	18,688	(10,619)		8,069
Income Tax Expense (Benefit)	2,225	(2,230)	(A)	(5)	4,115	(1,734)	(A)	2,381
Net Income (Loss)	$7,724	$(8,400)		$(676)	$14,573	$(8,885)		$5,688
Earnings (Loss) Per Share
Basic earnings (loss) per share	$0.52			$(0.05)	$0.99			$0.39
Diluted earnings (loss) per share	$0.52			$(0.05)	$0.97			$0.38
Weighted-Average Number of Common Shares Outstanding
Basic	14,775			14,775	14,735			14,735
Diluted	14,961			14,775	14,954			14,954
Note A: The correction for the Error impacted selling, general and administrative expenses by $10.5 million and $10.6 million for the three and six months ended June 29, 2024, respectively. The impact to income taxes was immaterial. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. See Note 1A, “Restatement,” for a description of the other adjustments.

	Three Months Ended March 30, 2024
Unaudited Condensed Consolidated Statement of Income:	As Previously Reported	Adjustments (B)		As Revised
Net Revenues	$190,847	$860		$191,707
Cost of Sales	143,904	731		144,635
Gross Profit	46,943	129		47,072
Selling, General and Administrative Expenses	32,951	118	(A)	33,069
Restructuring Charges	1,370	—		1,370
Operating Income	12,622	11		12,633
Interest Expense	(3,883)	—		(3,883)
Income Before Taxes	8,739	11		8,750
Income Tax Expense	1,890	496	(A)	2,386
Net Income	$6,849	$(485)		$6,364
Earnings Per Share
Basic earnings per share	$0.47			$0.43
Diluted earnings per share	$0.46			$0.43
Weighted-Average Number of Common Shares Outstanding
Basic	14,694			14,694
Diluted	14,937			14,937
Note A: The correction for the Error impacted selling, general and administrative expenses by $0.1 million. The impact to income taxes was immaterial. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. See Note 1A, “Restatement,” for a description of the other adjustments.

	Three Months Ended December 31, 2024
Unaudited Condensed Consolidated Statements of Comprehensive Income:	As Previously Reported	Adjustments	As Restated
Net Income	$6,774	$(189)	$6,585
Other Comprehensive Income, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $539 for the three months ended December 31, 2024.	1,801	—	1,801
Change in net unrealized gains on cash flow hedges, net of tax expense of $1,313 for the three months ended December 31, 2024.	4,331	—	4,331
Other Comprehensive Income, Net of Tax	6,132	—	6,132
Comprehensive Income	$12,906	$(189)	$12,717

	Three Months Ended September 28, 2024			Nine Months Ended September 28, 2024
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net Income	$10,148	$(744)	$9,404	$24,721	$(9,630)	$15,091
Other Comprehensive Loss, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $14 and $43 for the three and nine months ended September 28, 2024, respectively	43	—	43	129	—	129
Change in net unrealized gains on cash flow hedges, net of tax benefit of $1,543 and $806 for the three and nine months ended September 28, 2024, respectively	(5,060)	—	(5,060)	(2,648)	—	(2,648)
Other Comprehensive Loss, Net of Tax	(5,017)	—	(5,017)	(2,519)	—	(2,519)
Comprehensive Income	$5,131	$(744)	$4,387	$22,202	$(9,630)	$12,572

	Three Months Ended June 29, 2024			Six Months Ended June 29, 2024
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net Income (Loss)	$7,724	$(8,400)	$(676)	$14,573	$(8,885)	$5,688
Other Comprehensive Income, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $14 and $28 for the three and six months ended June 29, 2024, respectively	44	—	44	86	—	86
Change in net unrealized gains on cash flow hedges, net of tax of $65 and $737 for the three and six months ended June 29, 2024, respectively	211	—	211	2,412	—	2,412
Other Comprehensive Income, Net of Tax	255	—	255	2,498	—	2,498
Comprehensive Income (Loss)	$7,979	$(8,400)	$(421)	$17,071	$(8,885)	$8,186

	Three Months Ended March 30, 2024
Unaudited Condensed Consolidated Statements of Comprehensive Income:	As Previously Reported	Adjustments	As Revised
Net Income	$6,849	$(485)	$6,364
Other Comprehensive Income, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $14 for the three months ended March 30, 2024	42	—	42
Change in net unrealized gains on cash flow hedges, net of tax of $672 for the three months ended March 30, 2024	2,201	—	2,201
Other Comprehensive Income, Net of Tax	2,243	—	2,243
Comprehensive Income	$9,092	$(485)	$8,607

	Nine Months Ended September 28, 2024
Unaudited Condensed Consolidated Statement of Cash Flows:	As Previously Reported	Adjustments (B)		As Restated
Cash Flows from Operating Activities
Net Income	$24,721	$(9,630)	(A)	$15,091
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	25,129	—		25,129
Non-cash operating lease cost	6,329	—		6,329
Stock-based compensation expense	12,753	9,982	(A)	22,735
Deferred income taxes	(7,972)	—		(7,972)
Provision for credit losses	675	—		675
Other	190	—		190
Changes in Assets and Liabilities:
Accounts receivable	(3,713)	—		(3,713)
Contract assets	(43,748)	—		(43,748)
Inventories	13,428	—		13,428
Production cost of contracts	1,902	—		1,902
Other assets	4,129	(130)		3,999
Accounts payable	3,298	—		3,298
Contract liabilities	(16,617)	—		(16,617)
Operating lease liabilities	(6,300)	—		(6,300)
Accrued and other liabilities	1,552	(222)	(A)	1,330
Net Cash Provided by Operating Activities	15,756	—		15,756
Cash Flows from Investing Activities
Purchases of property and equipment	(10,280)	—		(10,280)
Net Cash Used in Investing Activities	(10,280)	—		(10,280)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	20,000	—		20,000
Repayments of senior secured revolving credit facility	(25,000)	—		(25,000)
Repayments of term loan	(3,125)	—		(3,125)
Repayments of other debt	(246)	—		(246)
Net cash paid upon issuance of common stock under stock plans	(2,702)	—		(2,702)
Net Cash Used in Financing Activities	(11,073)	—		(11,073)
Net Decrease in Cash and Cash Equivalents	(5,597)	—		(5,597)
Cash and Cash Equivalents at Beginning of Period	42,863	—		42,863
Cash and Cash Equivalents at End of Period	$37,266	$—		$37,266

Note A: The correction for the Error impacted (i) selling, general and administrative expenses which impacted net income by $10.4 million, (ii) accrued and other liabilities by less than $0.1 million, and (iii) other long-term liabilities (which is included in accrued and other liabilities above) by $0.5 million. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. See Note 1A, “Restatement,” for a description of the other adjustments.

	Six Months Ended June 29, 2024
Unaudited Condensed Consolidated Statement of Cash Flows:	As Previously Reported	Adjustments (B)		As Restated
Cash Flows from Operating Activities
Net Income	$14,573	$(8,885)	(A)	$5,688
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	16,598	—		16,598
Non-cash operating lease cost	4,164	—		4,164
Stock-based compensation expense	8,286	10,105	(A)	18,391
Deferred income taxes	(2,586)	—		(2,586)
Provision for credit losses	357	—		357
Other	428	—		428
Changes in Assets and Liabilities:
Accounts receivable	(2,250)	—		(2,250)
Contract assets	(32,628)	—		(32,628)
Inventories	(2,630)	—		(2,630)
Production cost of contracts	1,429	—		1,429
Other assets	3,669	(780)		2,889
Accounts payable	4,873	—		4,873
Contract liabilities	(3,458)	—		(3,458)
Operating lease liabilities	(4,060)	—		(4,060)
Accrued and other liabilities	(4,951)	(440)	(A)	(5,391)
Net Cash Provided by Operating Activities	1,814	—		1,814
Cash Flows from Investing Activities
Purchases of property and equipment	(8,292)	—		(8,292)
Net Cash Used in Investing Activities	(8,292)	—		(8,292)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	20,000	—		20,000
Repayments of senior secured revolving credit facility	(20,000)	—		(20,000)
Repayments of term loans	(3,125)	—		(3,125)
Repayments of other debt	(172)	—		(172)
Net cash paid upon issuance of common stock under stock plans	(3,683)	—		(3,683)
Net Cash Used in Financing Activities	(6,980)	—		(6,980)
Net Decrease in Cash and Cash Equivalents	(13,458)	—		(13,458)
Cash and Cash Equivalents at Beginning of Period	42,863	—		42,863
Cash and Cash Equivalents at End of Period	$29,405	$—		$29,405
Note A: The correction for the Error impacted (i) selling, general and administrative expenses which impacted net income by $10.6 million, (ii) accrued and other liabilities by less than $0.1 million, and (iii) other long-term liabilities (which is included in accrued and other liabilities above) by $0.5 million. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. See Note 1A, “Restatement,” for a description of the other adjustments.

	Three Months Ended March 30, 2024
Unaudited Condensed Consolidated Statement of Cash Flows:	As Previously Reported	Adjustments (B)		As Revised
Cash Flows from Operating Activities
Net Income	$6,849	$(485)	(A)	$6,364
Adjustments to Reconcile Net Income to
Net Cash Used in Operating Activities:
Depreciation and amortization	8,353	—		8,353
Non-cash operating lease cost	2,071	—		2,071
Stock-based compensation expense	4,258	125	(A)	4,383
Deferred income taxes	(1,013)	—		(1,013)
Provision for credit losses	65	—		65
Other	218	—		218
Changes in Assets and Liabilities:
Accounts receivable	128	—		128
Contract assets	(19,370)	240		(19,130)
Inventories	(9,758)	731		(9,027)
Production cost of contracts	(273)	—		(273)
Other assets	4,343	—		4,343
Accounts payable	12,257	—		12,257
Contract liabilities	4,298	(1,100)		3,198
Operating lease liabilities	(2,059)			(2,059)
Accrued and other liabilities	(12,015)	489	(A)	(11,526)
Net Cash Used in Operating Activities	(1,648)	—		(1,648)
Cash Flows from Investing Activities
Purchases of property and equipment	(4,974)	—		(4,974)
Net Cash Used in Investing Activities	(4,974)	—		(4,974)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	10,000	—		10,000
Repayments of senior secured revolving credit facility	(10,000)	—		(10,000)
Repayments of term loans	(1,563)	—		(1,563)
Repayments of other debt	(84)	—		(84)
Net cash paid upon issuance of common stock under stock plans	(2,528)	—		(2,528)
Net Cash Used in Financing Activities	(4,175)	—		(4,175)
Net Decrease in Cash and Cash Equivalents	(10,797)	—		(10,797)
Cash and Cash Equivalents at Beginning of Period	42,863	—		42,863
Cash and Cash Equivalents at End of Period	$32,066	$—		$32,066
Note A: The correction for the Error impacted (i) selling, general and administrative expenses which impacted net income by $0.1 million, and (ii) other long-term liabilities (which is included in accrued and other liabilities above) by less than $(0.1) million. See Note 1A, “Restatement,” for a description of the Error.
Note B: The correction for the other adjustments aside from the Error. See Note 1A, “Restatement,” for a description of the other adjustments.

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
*+10.32 Binding Settlement Agreement by and among Williams International Co., LLC and Ducommun Incorporated, Ducommun Aerostructures, Inc. and Ducommun Aerostructures Mexico, LLC, dated as of October 3, 2025. Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2025.
*10.33 First Amendment to Credit Agreement, Security Agreement and Pledge Agreement, dated as of November 24, 2025., by and among Ducommun Incorporated as Borrower, the subsidiaries of the Borrower party thereto, as Guarantors, Bank of America N.A., as Administrative Agent, Swingline Lender and an L/C Issuer, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 1, 2025.
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
23 Consent of Independent Registered Public Accounting Firm.
31.1 Certification of Principal Executive Officer.
31.2 Certification of Principal Financial Officer.
32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1 Second Amended and Restated Clawback Policy. Incorporated by reference to Exhibit 97.1 to Form 10-K for the year ended December 31, 2025.
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

DUCOMMUN INCORPORATED

Date: May 8, 2026	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer