Form 10-Q
period 2026-04-04
DUCOMMUN INC /DE/
filed 2026-05-12
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2026, the registrant had 15,085,559 shares of common stock outstanding.

DUCOMMUN INCORPORATED AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include words such as “could,” “may,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “would,” or similar expressions. These statements are based on the beliefs and assumptions of our management at the time such statements are made. Generally, forward-looking statements include information concerning our possible or assumed future actions, events or results of operations. Forward-looking statements specifically include, without limitation, the information in this Form 10-Q regarding: future revenues, earnings, cash flow, revenue recognition, uses of cash and other measures of financial performance, projections or expectations for future operations, including costs to complete contracts, goodwill impairment evaluations, useful life of intangible assets, unrecognized tax benefits and effective tax rate, possible labor disruptions, the imposition of tariffs, environmental remediation costs, insurance recoveries, industry trends and expectations, including ramp up times for build rates, our plans with respect to restructuring activities, capital expenditures, completed acquisitions, future acquisitions and dispositions, and expected business opportunities that may be available to us.
Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. We cannot guarantee future results, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” contained within Part I, Item 1A of our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K/A”).
There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, some factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Risk Factors contained within Part I, Item 1A of our 2025 Form 10-K/A and the following:
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
•risks related to our ability to accurately report our financial results, including fully remediating any material weakness on a timely basis, or prevent fraud if our internal control over financial reporting is not effective;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	April 4, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$39,103	$45,289
Accounts receivable, net of allowance for credit losses of $1,690 and $1,802 at April 4, 2026 and December 31, 2025, respectively	137,027	124,442
Contract assets	249,229	249,845
Inventories	186,269	182,788
Production cost of contracts	5,914	7,178
Other current assets	16,314	16,442
Total Current Assets	633,856	625,984
Property and Equipment, Net of Accumulated Depreciation of $187,468 and $196,508 at April 4, 2026 and December 31, 2025, respectively	105,755	107,223
Operating Lease Right-of-Use Assets	37,888	40,077
Goodwill	244,600	244,600
Intangibles, Net	128,656	132,839
Deferred Income Taxes	14,180	15,500
Other Assets	20,398	20,192
Total Assets	$1,185,333	$1,186,415
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$79,961	$74,653
Contract liabilities	52,473	40,694
Accrued and other liabilities	28,112	51,071
Operating lease liabilities	7,005	7,817
Current portion of long-term debt	5,000	5,000
Total Current Liabilities	172,551	179,235
Long-Term Debt, Less Current Portion	297,608	298,790
Non-Current Operating Lease Liabilities	33,091	34,223
Other Long-Term Liabilities	12,287	12,686
Total Liabilities	515,537	524,934
Commitments and Contingencies (Notes 9, 11)
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 15,083,102 and 14,949,671 shares issued and outstanding at April 4, 2026 and December 31, 2025, respectively	151	149
Additional Paid-In Capital	246,378	248,482
Retained Earnings	416,220	406,304
Accumulated Other Comprehensive Income	7,047	6,546
Total Shareholders’ Equity	669,796	661,481
Total Liabilities and Shareholders’ Equity	$1,185,333	$1,186,415
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	April 4, 2026	March 29, 2025
		(As Restated)
Net Revenues	$209,022	$192,481
Cost of Sales	152,789	142,030
Gross Profit	56,233	50,451
Selling, General and Administrative Expenses	40,513	45,050
Restructuring Charges	—	426
Operating Income	15,720	4,975
Interest Expense	(4,010)	(3,263)
Income Before Taxes	11,710	1,712
Income Tax Expense	1,794	310
Net Income	$9,916	$1,402
Earnings Per Share
Basic earnings per share	$0.66	$0.09
Diluted earnings per share	$0.64	$0.09
Weighted-Average Number of Common Shares Outstanding
Basic	15,044	14,856
Diluted	15,599	15,177
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	April 4, 2026	March 29, 2025
		(As Restated)
Net Income	$9,916	$1,402
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax expense of $6 for each of the three months ended April 4, 2026 and March 29, 2025, respectively.	20	20
Change in net unrealized gains (losses) on cash flow hedges, net of tax expense (benefit) of $145 and $(715) for the three months ended April 4, 2026 and March 29, 2025, respectively.	481	(2,374)
Other Comprehensive Income (Loss), Net of Tax	501	(2,354)
Comprehensive Income (Loss)	$10,417	$(952)
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	14,781,218	148	224,933	443,657	11,384	680,122
Net income (As restated)	—	—	—	1,402	—	1,402
Other comprehensive loss, net of tax	—	—	—	—	(2,354)	(2,354)
Employee stock purchase plan	24,412	1	1,293	—	—	1,294
Stock awards vested	123,580	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(60,905)	(1)	(3,559)	—	—	(3,560)
Stock-based compensation (As restated)	—	—	15,163	—	—	15,163
Balance at March 29, 2025 (As Restated)	14,868,305	$149	$237,829	$445,059	$9,030	$692,067

Balance at December 31, 2025	14,949,671	149	248,482	406,304	6,546	661,481
Net income	—	—	—	9,916	—	9,916
Other comprehensive income, net of tax	—	—	—	—	501	501
Employee stock purchase plan	18,039	—	1,373	—	—	1,373
Stock options exercised	19,983	1	807	—	—	808
Stock awards vested	208,796	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(113,387)	(1)	(15,374)	—	—	(15,375)
Stock-based compensation	—	—	11,092	—	—	11,092
Balance at April 4, 2026	15,083,102	$151	$246,378	$416,220	$7,047	$669,796
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	April 4, 2026	March 29, 2025
		(As Restated)
Cash Flows from Operating Activities
Net Income	$9,916	$1,402
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	8,238	8,584
Non-cash operating lease cost	2,276	2,194
Stock-based compensation expense	11,419	15,734
Deferred income taxes	1,168	(1,296)
Provision for credit losses	(112)	(54)
Other	283	307
Changes in Assets and Liabilities:
Accounts receivable	(12,473)	(8,076)
Contract assets	616	(9,988)
Inventories	(3,481)	(1,019)
Production cost of contracts	1,151	(16)
Other assets	308	2,913
Accounts payable	5,664	4,929
Contract liabilities	11,779	3,051
Operating lease liabilities	(1,944)	(1,918)
Accrued and other liabilities	(23,569)	(15,976)
Net Cash Provided by Operating Activities	11,239	771
Cash Flows from Investing Activities
Purchases of property and equipment	(2,936)	(4,815)
Proceeds from sale of assets	45	—
Net Cash Used in Investing Activities	(2,891)	(4,815)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	—	15,000
Repayments of senior secured revolving credit facility	—	(15,000)
Repayments of term loan	(1,250)	—
Repayments of other debt	(89)	(96)
Net cash paid upon issuance of common stock under stock plans	(13,195)	(2,267)
Net Cash Used in Financing Activities	(14,534)	(2,363)
Net Decrease in Cash and Cash Equivalents	(6,186)	(6,407)
Cash and Cash Equivalents at Beginning of Period	45,289	37,139
Cash and Cash Equivalents at End of Period	$39,103	$30,732
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
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Ducommun Incorporated and its subsidiaries (“Ducommun,” the “Company,” “we,” “us” or “our”), after eliminating intercompany balances and transactions. The December 31, 2025 unaudited condensed consolidated balance sheet data was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
Our significant accounting policies were described in Part IV, Item 15(a)1, “Note 1. Summary of Significant Accounting Policies” in our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K/A”). The financial information included in this Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the 2025 Form 10-K/A.
In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state our unaudited condensed consolidated financial position, statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Form 10-Q. The results of operations for the three months ended April 4, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.
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

Supplemental Cash Flow Information

	(Dollars in thousands)
	Three Months Ended
	April 4, 2026	March 29, 2025
Interest paid, net	$3,617	$2,658
Taxes (refunded) paid, net	$(230)	$221
Non-cash activities:
Purchases of property and equipment not paid	$151	$664
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars in thousands, except per share data)
	Three Months Ended
	April 4, 2026	March 29, 2025
		As Restated
Net income	$9,916	$1,402
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	15,044	14,856
Dilutive potential common shares	555	321
Diluted weighted-average common shares outstanding	15,599	15,177
Earnings per share
Basic	$0.66	$0.09
Diluted	$0.64	$0.09
Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)
	Three Months Ended
	April 4, 2026	March 29, 2025
Stock options and stock units	8	47
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
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended April 4, 2026.

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
Derivative Instruments
We recognize derivative instruments on our unaudited condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements with an aggregate notional amount of $150.0 million, all with an effective date of January 2024 (“Forward Interest Rate Swaps”), to manage our exposure to interest rate movements on a portion of our debt. At the time we entered into the Forward Interest Rate Swaps, there was a high probability of forecasted interest payments on our debts occurring and the swaps were highly effective in offsetting those interest payments; therefore, we elected to apply cash flow hedge accounting. In July 2022, as a result of refinancing all our existing debt, which allowed borrowing based on a Secured Overnight Financing Rate (“SOFR”), we were required to complete an amendment of the Forward Interest Rate Swaps from One Month London Interbank Offered Rate (“LIBOR”) to One Month Term SOFR (“Amended Forward Interest Rate Swaps”), which occurred on the same day. After the transition of the Forward Interest Rate Swaps and debt to SOFR was completed, we determined the hedging relationships were still highly effective as of the amendment date. See Note 4 and Note 8. As of April 4, 2026, all of our derivative instruments were designated as cash flow hedges.
We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in other comprehensive income (loss), net of tax until our earnings are affected by the variability of cash flows of the underlying hedged item. We report changes in the fair values of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments in the unaudited condensed consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument. See Note 4.
When we determine that a derivative instrument is not highly effective as a hedge, we discontinue hedge accounting prospectively. In all situations in which we discontinue hedge accounting and the derivative instrument remains outstanding, we will carry the derivative instrument at its fair value on our unaudited condensed consolidated balance sheets and recognize subsequent changes in its fair value in our current period earnings.
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, as reflected on the unaudited condensed consolidated balance sheets under the equity section, was comprised of cumulative pension and retirement liability adjustments, net of tax, and change in net unrealized gains and losses on cash flow hedges, net of tax.
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
Net cumulative favorable and unfavorable catch-up adjustments to contracts had the following impact on our operating results:

	(Dollars in thousands)
	Three Months Ended
	April 4, 2026	March 29, 2025
Total net revenues	$(2,236)	$891
Operating income	$(2,236)	$891

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
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the unaudited condensed consolidated balance sheets. As of April 4, 2026 and December 31, 2025, the provision for estimated losses on contracts were $6.9 million and $7.0 million, respectively. It is reasonably possible we may incur additional losses in the future.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of April 4, 2026 and December 31, 2025, production cost of contracts were $5.9 million and $7.2 million, respectively.
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
Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	April 4, 2026	December 31, 2025
Contract assets	$249,229	$249,845
Contract liabilities	$52,473	$40,694
The decrease in our contract assets as of April 4, 2026 compared to December 31, 2025 was primarily due to a net decrease of products in work in process in the current period.
The increase in our contract liabilities as of April 4, 2026 compared to December 31, 2025 was primarily due to a net increase of advance or progress payments received from our customers in the current period. We recognized $6.9 million of the contract liabilities as of December 31, 2025 as revenues during the three months ended April 4, 2026.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of April 4, 2026 totaled $1,073.7 million. Of the remaining performance obligations as of April 4, 2026, we anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the remainder of 2027 and beyond.

Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)
	Three Months Ended
	April 4, 2026	March 29, 2025
		(As Restated)
Consolidated Ducommun
Military and space	$117,633	$112,196
Commercial aerospace	83,912	71,388
Industrial	7,477	8,897
Total	$209,022	$192,481

Electronic Systems
Military and space	$89,440	$84,091
Commercial aerospace	20,673	16,077
Industrial	7,477	8,897
Total	$117,590	$109,065

Structural Systems
Military and space	$28,193	$28,105
Commercial aerospace	63,239	55,311
Total	$91,432	$83,416
Recent Accounting Pronouncements
New Accounting Pronouncements Adopted in 2026
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient on assessing credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The new guidance is effective for fiscal years beginning after December 15, 2025, which is our annual period beginning January 1, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The adoption of this accounting standard did not have a material impact on our unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”),which requires additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The new guidance is effective for fiscal years beginning after December 15, 2026, which is our annual period beginning January 1, 2027, and interim reporting periods beginning after December 15, 2027, which will be our interim period beginning January 1, 2028. Early adoption is permitted. The amendments in ASU 2024-03 should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date, or (2) retrospectively to any or all prior periods presented in the financial statements. We are evaluating the impact of this standard.
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

Note 2. Restatement
As disclosed in our 2025 Form 10-K/A for the year ended December 31, 2025, we restated our audited consolidated financial statements for the year ended December 31, 2025, and our unaudited quarterly financial information for each quarter in the year ended December 31, 2025 (the “Affected Periods”), among other periods, and corrected certain other immaterial items that were previously identified and concluded as immaterial, individually and in the aggregate, to its financial statements during the Affected Periods as further described below.
While preparing the first quarter of 2026 consolidated financial statements, management identified an error in our historical consolidated financial statements for the Affected Periods relating to the timing of stock-based compensation expense recognition (the “Error”). In particular, the Company did not apply the proper accounting for changes made in April 2024 to the retirement provision in the Company’s performance stock unit and restricted stock unit award agreements and did not record stock-based compensation expense in the correct periods for retirement eligible employees. As a result of the changes to the stock unit award agreements in April 2024, the stock-based compensation expense for any employee eligible for retirement on or before the grant date should have been accelerated and fully recognized on the grant date. Further, the stock-based compensation expense related to employees expected to become retirement eligible during the vesting period should have been accelerated and recognized from the grant date through the retirement eligible date instead of being recognized over the typical vesting period applicable to other employees. The correction for the Error impacted (i) selling, general and administrative expenses, (ii) accrued and other liabilities, (iii) other long-term liabilities, and (iv) additional paid-in capital.

Additionally, the Company corrected certain immaterial items that were previously corrected out of period and that were previously identified and concluded as immaterial, individually and in the aggregate, to its consolidated financial statements during the Affected Periods. These items primarily related to (i) revenue and cost of sales being recognized in the wrong period, which also impacted accounts receivable, contract assets, inventory, and other current assets (ii) employee compensation and benefits costs being recorded in the wrong period which also impacted accrued and other liabilities and other long-term liabilities, and (iii) incorrect netting of contract liabilities against contract assets. In addition, the tax effects of these adjustments impacted other current assets and deferred income taxes.
For the three months ended March 29, 2025, the primary impact of the restatement on the unaudited condensed consolidated statements of changes in shareholders’ equity was a decrease to net income and an increase to stock-based compensation of $9.1 million and $10.6 million, respectively.
This Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended April 4, 2026 includes the impact of the restatement on the comparative unaudited quarterly financial information for the quarter ended March 29, 2025. In addition, our future Form 10-Qs for subsequent quarterly periods during 2026 will reflect the impact of the restatement in the 2025 comparative prior quarter and year-to-date periods. Certain reclassifications have been made to prior period amounts to conform to the current year’s presentation.
The account balances labeled “As Previous Reported” in the following tables for the quarter ended March 29, 2025 represent the previously reported unaudited balances in our Form 10-Q for the quarter ended March 29, 2025. The effects of the prior period errors on our unaudited condensed consolidated financial statements are as follows (dollars in thousands, except per share data):

	March 29, 2025
Unaudited Condensed Consolidated Balance Sheet:	As Previously Reported	Adjustments (B)		As Restated
Assets
Current Assets
Cash and cash equivalents	$30,732	$—		$30,732
Accounts receivable, net of allowance for credit losses of $2,122 at March 29, 2025	119,154	(1,307)		117,847
Contract assets	210,897	(434)		210,463
Inventories	197,414	595		198,009
Production cost of contracts	6,699	—		6,699
Other current assets	13,641	714		14,355
Total Current Assets	578,537	(432)		578,105
Property and Equipment, Net of Accumulated Depreciation of $197,524 at March 29, 2025	109,075	—		109,075
Operating Lease Right-of-Use Assets	26,423	—		26,423
Goodwill	244,600	—		244,600
Intangibles, Net	145,403	—		145,403
Deferred Income Taxes	4,245	167	(A)	4,412
Other Assets	20,332	—		20,332
Total Assets	$1,128,615	$(265)		$1,128,350
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$80,290	$—		$80,290
Contract liabilities	37,496	—		37,496
Accrued and other liabilities	34,365	(1,677)	(A)	32,688
Operating lease liabilities	8,721	—		8,721
Current portion of long-term debt	12,500	—		12,500
Total Current Liabilities	173,372	(1,677)		171,695
Long-Term Debt, Less Current Portion	229,920	—		229,920
Non-Current Operating Lease Liabilities	19,103	—		19,103
Other Long-Term Liabilities	13,213	2,352	(A)	15,565
Total Liabilities	435,608	675		436,283
Commitments and Contingencies
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 14,868,305 shares issued and outstanding at March 29, 2025	149	—		149
Additional Paid-In Capital	219,842	17,987	(A)	237,829
Retained Earnings	463,986	(18,927)		445,059
Accumulated Other Comprehensive Income	9,030			9,030
Total Shareholders’ Equity	693,007	(940)		692,067
Total Liabilities and Shareholders’ Equity	$1,128,615	$(265)		$1,128,350
Note A: The correction for the Error impacted (i) accrued and other liabilities by less than $0.1 million, (ii) other long-term liabilities by $1.9 million, and (iii) additional paid-in capital by $18.0 million. The impact to income taxes was immaterial. See description of the Error in the paragraphs above.
Note B: The correction for the other adjustments aside from the Error. Additionally, the impact of the Error and other adjustments on retained earnings. See the paragraphs above for a description of the other adjustments.

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
Note A: The correction for the Error impacted selling, general and administrative expenses by $10.4 million. The impact to income taxes was immaterial. See description of the Error in the paragraphs above.
Note B: The correction for the other adjustments aside from the Error. See the paragraphs above for a description of the other adjustments.

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
Note A: The correction for the Error impacted (i) selling, general and administrative expenses which impacted net income by $10.4 million, (ii) accrued and other liabilities by less than $0.1 million, and (iii) other long-term liabilities (which is included in accrued and other liabilities above) by less than $0.1 million. See description of the Error in the paragraphs above.
Note B: The correction for the other adjustments aside from the Error. See description of the other adjustments in the paragraphs above.

Note 3. Restructuring Activities
Summary of 2022 Restructuring Plan
In April 2022, management approved and commenced a restructuring plan that is intended to better position us for stronger performance. The restructuring plan will mainly reduce headcount and consolidate facilities. As a result of this restructuring plan, we analyzed the need to write-down inventory and impair long-lived assets, including operating lease right-of-use assets. While we have completed the restructuring plan and recorded all incurred expenses as of December 31, 2025, we will be making payments related to such plan during 2026. Cumulative through December 31, 2025, we recorded aggregate total charges of $31.4 million.
In the Electronics Systems segment, we recorded $0.1 million during the three months ended March 29, 2025 for severance and benefits that were classified as restructuring charges. Cumulative through the three months ended March 29, 2025, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $9.6 million, $0.3 million, $0.3 million, and $0.2 million, respectively.
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
Our restructuring activities during the three months ended April 4, 2026 were as follows (in thousands):

	December 31, 2025	Three Months Ended April 4, 2026				April 4, 2026
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$405	$—	$(62)	$—	$—	$343
Other	389	—	(389)	—	—	—
Ending balance	$794	$—	$(451)	$—	$—	$343
The restructuring activities accrual for severance and benefits and other of $0.3 million as of April 4, 2026 was included as part of accrued and other liabilities and is expected to be paid during 2026.

Note 4. Derivative Financial Instruments

Cash Flow Hedges

Our cash flow hedges consist of forward interest rate swaps to manage our exposure to interest rate movements on a portion of our debt through January 1, 2031. Our forward interest rate swaps hedge forecasted transactions through January 1, 2031.

The notional amounts of derivative instruments are as follows:

	(Dollars in thousands)
	April 4, 2026	December 31, 2025
Derivative instruments designated as hedging instruments:
Interest rate contracts	$150,000	$150,000

The following table summarizes the fair value and presentation on the unaudited condensed consolidated balance sheets for derivative instruments:

		(Dollars in thousands)
	Balance Sheet Location	April 4, 2026	December 31, 2025
Derivative instruments designated as hedging instruments:
Interest rate contracts	Other assets, current	$2,878	$2,547
	Other assets	9,317	9,271

Accumulated other comprehensive income activities during the three months ended April 4, 2026 were as follows (in thousands):

	December 31, 2025	Three Months Ended April 4, 2026		April 4, 2026
	Balance	Changes in Fair Value Recognized	Reclassifications to Income Statement	Balance
Cash flow hedges, before tax totals	$11,543	$1,380	$(752)	$12,171

Unrealized (losses) gains associated with our hedging transactions recognized in other comprehensive income are presented in the following table:

	(Dollars in thousands) Three Months Ended
	April 4, 2026	March 29, 2025
Change in Other Comprehensive Income:
Interest rate contracts	$481	$(2,374)

We began reclassifying gains/losses associated with our cash flow hedges from accumulated other comprehensive income to the condensed statements of income when the Forward Interest Rate Swaps became effective as of January 1, 2024. We reclassify amounts to income as the hedged item impacts earnings and those amounts are presented in the following table:

	(Dollars in thousands) Three Months Ended
	April 4, 2026	March 29, 2025
Interest rate contracts:
Interest expense	$752	$948

The pre-tax deferred gains recorded in other comprehensive income that will mature in the next 12 months total $2.9 million.

Note 5. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	April 4, 2026	December 31, 2025
Raw materials and supplies	$161,894	$158,406
Work in process	20,217	19,613
Finished goods	4,158	4,769
Total	$186,269	$182,788

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
No material adverse factors/changes have occurred since the fourth quarter of 2025 that would require us to perform another qualitative or quantitative assessment as of our quarter ended April 4, 2026. As such, for the first quarter of 2026, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$127,165	$326,322
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2025	$117,435	$127,165	$244,600
Balance at April 4, 2026	$117,435	$127,165	$244,600

Note 7. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	April 4, 2026	December 31, 2025
Accrued compensation	$20,444	$39,161
Accrued income tax and sales tax	293	353
Accrued litigation settlement costs	—	4,085
Other	7,375	7,472
Total	$28,112	$51,071

Note 8. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	April 4, 2026	December 31, 2025
Term loan	$198,750	$200,000
Revolving credit facility	105,000	105,000
Total debt	303,750	305,000
Less current portion	5,000	5,000
Total long-term debt, less current portion	298,750	300,000
Less debt issuance costs - term loan	1,142	1,210
Total long-term debt, net of debt issuance costs - term loan	$297,608	$298,790
Debt issuance costs - revolving credit facility (1)	$2,850	$3,006
Weighted-average interest rate	5.74%	6.10%
(1) Included as part of other assets.
In November 2025, we completed a refinancing of our existing debt by entering into a new term loan (“2025 Term Loan”) and a new revolving credit facility (“2025 Revolving Credit Facility”). The 2025 Term Loan is a $200.0 million senior secured loan that matures in November 2030. The 2025 Revolving Credit Facility is a $450.0 million senior secured revolving credit facility that matures in November 2030. The 2025 Term Loan replaced the 2022 Term Loan (“2022 Term Loan”) which was a $250.0 million senior secured loan. The 2025 Revolving Credit Facility replaced the 2022 Revolving Credit Facility (“2022 Revolving Credit Facility”) which was a $200.0 million senior secured revolving credit facility. The 2025 Term Loan and 2025

Revolving Credit Facility, collectively are the new credit facilities (“2025 Credit Facilities”). The 2022 Term Loan and 2022 Revolving Credit Facility, collectively were the 2022 credit facilities that were entered into in July 2022 and would have matured in July 2027 (“2022 Credit Facilities”).
The 2025 Term Loan bears interest, at our option, at a rate equal to either (i) Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin ranging from 1.250% to 2.125% per year or (ii) Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] Term SOFR plus 1.00%, and if the Base Rate is less than zero percent, it will be deemed zero percent) plus an applicable margin ranging from 0.250% to 1.125% per year, in each case based upon the consolidated total net adjusted leverage ratio. Interest payments are typically paid either on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the terms of the 2025 Term Loan require us to make installment payments of 0.625% of the initial outstanding principal balance on a quarterly basis during years one and two, 1.250% during years three and four, and 1.875% during year five, on the last business day of each calendar quarter. Under the 2025 Term Loan, no quarterly amortization payment was required to be paid during the fourth quarter of 2025, instead, it began in the first quarter of 2026. For the three months ended April 4, 2026 and March 29, 2025, we made the required quarterly amortization payments of $1.3 million and zero, respectively. The required quarterly amortization due on March 31, 2025 was in our second fiscal quarter of 2025.
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
As of April 4, 2026, we had $344.8 million of unused borrowing capacity under the 2025 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
As of April 4, 2026, we were in compliance with all covenants required under the 2025 Credit Facilities.
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
The 2025 Credit Facilities were entered into by us (“Parent Company”) and guaranteed by all of our domestic subsidiaries, other than two subsidiaries that were considered minor (“Subsidiary Guarantors”). The Subsidiary Guarantors jointly and severally guarantee the 2025 Credit Facilities. The Parent Company has no independent assets or operations and, therefore, no consolidating financial information for the Parent Company and its subsidiaries is presented.
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
The duration of the guarantees and indemnities varies and, in many cases, is indefinite but subject to applicable statutes of limitations. The majority of guarantees and indemnities do not provide any limitations on the maximum potential future payments we could be obligated to make. Historically, payments related to these guarantees and indemnities have been immaterial. We estimate the fair value of our indemnification obligations as insignificant based on this history and insurance coverage and have, therefore, not recorded any liability for these guarantees and indemnities in the accompanying unaudited condensed consolidated balance sheets.

Note 10. Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected R&D tax credits, non-deductible book compensation expenses, tax deductions for Foreign Derived Intangible Income, valuation allowances against deferred tax assets, recognition or derecognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. Also, excess tax benefits and tax detriments related to our equity compensation recognized in the unaudited condensed consolidated income statement could result in fluctuations in our effective tax rate period-over-period depending on the volatility of our stock price, number of restricted or performance stock units that vests, and stock options exercised during the period. We recognize deferred tax assets and liabilities, using enacted tax rates, for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce our valuation allowances against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period when that determination is made.
We recorded income tax expense of $1.8 million for the three months ended April 4, 2026 compared to income tax expense of $0.3 million for the three months ended March 29, 2025. The increase in income tax expense for the first quarter of 2026 compared to the first quarter of 2025 was primarily due to higher pre-tax income in the first quarter of 2026 compared to the first quarter of 2025. The increase in income tax expense was partially offset by higher income tax benefits recognized for net tax windfalls related to stock-based compensation in the first quarter of 2026 compared to the first quarter of 2025.
Our total amount of unrecognized tax benefits was $5.3 million and $5.0 million as of April 4, 2026 and December 31, 2025, respectively. If recognized, $3.2 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of April 4, 2026 and December 31, 2025 were not significant.
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
In July 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”). Amongst other things, the OBBBA provides for several corporate tax provision changes including restoring the full expensing of qualified property placed in service after

January 19, 2025, reinstating the immediate expensing of U.S. research and development expenditures paid or incurred for tax years beginning after December 31, 2024, and changes in the computations of U.S. taxation on international earnings for tax years beginning after December 31, 2025. We completed the initial assessment of the OBBBA corporate tax provisions as they relate to our financial statements. The enactment of the OBBBA did not have a material impact to our effective tax rate for the three months ended April 4, 2026. However, we expect the OBBBA to decrease our cash tax liability for 2026. We will continue to evaluate the full impact of the OBBBA corporate tax provision changes as additional guidance becomes available.

Note 11. Commitments and Contingencies
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
Guaymas Fire Litigation. A neighboring, non-related manufacturing facility also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center, and in November 2023, the occupant of the neighboring facility filed suit against us in U.S. District Court for the Central District of California (the “District Court”) seeking unspecified amounts for damages relating to the fire (“Guaymas Fire Litigation”). Subsequent to our quarter ended September 27, 2025, on October 3, 2025, we entered into a binding settlement term sheet (the “Term Sheet”) to resolve the Guaymas Fire Litigation against us. The Term Sheet provides for, among other things, the final dismissal of the Guaymas Fire Litigation against us with prejudice and a release of claims against us in exchange for us issuing a payment of $150.0 million, $56.0 million of which we expected at that time to be funded by our insurance carriers. The Term Sheet also included a mutual release of all the plaintiff’s past, present, and future claims arising from the fire and an indemnification in favor of us from any future subrogation claims that may be brought by the plaintiff’s insurers. Thereafter, on October 17, 2025, we entered into a settlement agreement that memorialized the terms set forth in and superseded the Term Sheet.
We recorded the litigation settlement costs of $150.0 million, which was included as part of the operating loss, and the related accrual which is included as part of accrued and other liabilities during the three months ended September 27, 2025 as such conditions existed as of the end of our fiscal third quarter. In addition, we recorded an insurance receivable of $56.0 million related to the Guaymas Fire Litigation and included as other current assets and on the same line as the litigation settlement costs as the determination that the insurance recovery receivable was probable of collection was based on the terms of the applicable insurance policies, settlement agreement, and communications with our insurance carriers. Our insurance carriers made payments directly to the plaintiff totaling $56.0 million, and on November 24, 2025, we made a payment to the plaintiff of $94.0 million and thus, the $150.0 million settlement liability was extinguished as of December 31,2025.
Subrogation Claims. Subsequent to our quarter ended September 27, 2025, on October 9, 2025, we also settled an ancillary subrogation claim for $1.4 million. We recorded the litigation settlement costs of $1.4 million, which was included as part of the operating loss, and the related accrual which was included as part of accrued and other liabilities during the three months ended September 27, 2025 as such conditions existed as of the end of our fiscal third quarter. Thereafter, on October 24, 2025, we entered into a settlement agreement that memorialized the terms agreed to on October 9, 2025. We made the $1.4 million payment to the plaintiff during the three months ended December 31, 2025. Further, in connection with the Guaymas Fire Litigation, in July 2024, we received a subrogation demand (“Additional Subrogation Claim”) from our landlord’s insurer. Subsequent to the fiscal year ended December 31, 2025, on January 7, 2026, we entered into a binding confidential agreement, (“Settlement Agreement”) to resolve the Additional Subrogation Claim against us. The Settlement Agreement provides for, among other things, the final dismissal of the Additional Subrogation Claim and a release of all claims against us, with prejudice, in exchange for us issuing a payment of $4.0 million. We recorded this litigation settlement cost, which was included as part of operating loss, and the related accrual, which was included as part of accrued and other liabilities as of December 31, 2025 as such conditions existed as of our fiscal year ended December 31, 2025. We made a payment of $4.0 million on January 14, 2026. While we do not believe there are any remaining subrogation or other claims relating to the Guaymas fire at this time, other than by an insurer of the plaintiff in the Guaymas Fire Litigation based in Mexico for payments issued to its insured for damages allegedly incurred in the Guaymas fire, and which we believe to be time barred, it is possible that we may face additional subrogation claims associated with the Guaymas Fire Litigation in the future.
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
Groundwater
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for the estimated liability for such investigation and corrective action of $1.5 million at both April 4, 2026 and December 31, 2025, which is reflected in other long-term liabilities on our unaudited condensed consolidated balance sheets.
Waste Disposal
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill, which had a balance of $0.4 million as of both April 4, 2026 and December 31, 2025, which is reflected in other long-term liabilities on our unaudited condensed consolidated balance sheets. We anticipate an updated estimate will be available over the next 12 to 24 months however, and will update our accrual for the estimated liability at that time, if needed. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities related to a final remedy, and the allocation of liability among potentially responsible parties.
In the normal course of business, Ducommun and its subsidiaries are defendants in certain other litigation, claims and inquiries, including matters relating to environmental laws. In addition, Ducommun makes various commitments and incurs contingent liabilities in the ordinary course of business. While it is not feasible to predict the outcome of these matters, Ducommun does not presently expect that any sum it may be required to pay in connection with these matters would have a material adverse effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

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
Financial information by reportable segment was as follows:

	(Dollars in thousands) Three Months Ended
	April 4, 2026			March 29, 2025
	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems	Total
				(As restated)	(As restated)	(As restated)
Consolidated Net Revenues	$117,590	$91,432	$209,022	$109,065	$83,416	$192,481
Less: Significant Expenses
Cost of sales	82,771	70,018		80,785	61,245
Selling, general and administrative expenses	11,895	10,976		10,740	11,916
Restructuring charges	—	—		90	336
Segment Operating Income	$22,924	$10,438	33,362	$17,450	$9,919	27,369

Reconciliation of Profit or Loss (Segment Operating Income)
Unallocated Amounts:
Corporate general and administrative expenses (1)			(17,642)			(22,394)
Operating Income			15,720			4,975
Interest Expense			(4,010)			(3,263)
Income Before Taxes			$11,710			$1,712
(1) Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Additional financial information by reportable segment was as follows:

	(Dollars in thousands) Three Months Ended
	April 4, 2026	March 29, 2025
Depreciation and Amortization Expenses
Electronic Systems	$3,584	$3,566
Structural Systems	4,559	4,916
Corporate Administration	95	102
Total Depreciation and Amortization Expenses	$8,238	$8,584
Capital Expenditures
Electronic Systems	$886	$2,265
Structural Systems	1,475	2,114
Corporate Administration	219	13
Total Capital Expenditures	$2,580	$4,392

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets:

	(Dollars in thousands)
	April 4, 2026	December 31, 2025
Total Assets
Electronic Systems	$560,106	$561,954
Structural Systems	545,132	538,109
Corporate Administration	80,095	86,352
Total Assets	$1,185,333	$1,186,415
Goodwill and Intangibles
Electronic Systems	$152,316	$154,638
Structural Systems	220,940	222,801
Total Goodwill and Intangibles	$373,256	$377,439

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement of Previously Issued Financial Statements
As disclosed in our Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K/A”), we restated our audited consolidated financial statements for the year ended December 31, 2025, and our unaudited quarterly financial information for each quarter in the year ended December 31, 2025 (the “Affected Periods”), among other periods, and corrected certain other immaterial items that were previously identified and concluded as immaterial, individually and in the aggregate, to its consolidated financial statements during the Affected Periods as further described below.
While preparing the first quarter of 2026 consolidated financial statements, management identified an error in our historical consolidated financial statements for the Affected Periods relating to the timing of stock-based compensation expense recognition (the “Error”). In particular, the Company did not apply the proper accounting for changes made in April 2024 to the retirement provision in the Company’s performance stock unit and restricted stock unit award agreements and did not record stock-based compensation expense in the correct periods for retirement eligible employees. As a result of the changes to the stock unit award agreements in April 2024, the stock-based compensation expense for any employee eligible for retirement on or before the grant date should have been accelerated and fully recognized on the grant date. Further, the stock-based compensation expense related to employees expected to become retirement eligible during the vesting period should have been accelerated and recognized from the grant date through the retirement eligible date instead of being recognized over the typical vesting period applicable to other employees. The correction for the Error impacted (i) selling, general and administrative expenses, (ii) accrued and other liabilities, (iii) other long-term liabilities, and (iv) additional paid-in capital.
Additionally, the Company also corrected certain items that were previously corrected out of period and that were previously identified and concluded as immaterial, individually and in the aggregate, to its consolidated financial statements during the Affected Periods. These items primarily related to (i) revenue and cost of sales being recognized in the wrong period, which also impacted accounts receivable, contract assets, inventory, and other current assets (ii) employee compensation and benefits costs being recorded in the wrong period which also impacted accrued and other liabilities and other long-term liabilities, and (iii) incorrect netting of contract liabilities against contract assets. In addition, the tax effects of these adjustments impacted other current assets and deferred income taxes.
See Part I, Item 4 of this Quarterly Report on Form 10-Q for information regarding our controls and procedures.
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
Since Boeing is one of our largest customers, if Boeing is unable to meet the full compliance of the FAA’s required quality control procedures, in the near term, it could have a material adverse impact on our business, results of operations and financial condition.

Airbus AE
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
U.S. Government Budget
In October 2025, Congress failed to reach an agreement on funding the federal government, resulting in a shutdown until an agreement is reached. This resulted in the disruption of non-essential government services, with over hundreds of thousands of federal employees being furloughed or working without pay.
In November 2025, the U.S. Government enacted a continuing resolution (“CR”) to keep the government funded through January 30, 2026 while Congress works to enact full year fiscal year 2026 (“FY26”) remaining appropriation bills or an additional CR to fund government departments and agencies after January 30, 2026. In addition, on January 7, 2026, President Trump called for increasing the FY27 U.S. military budget to $1.5 trillion, significantly higher than the $901 billion approved by Congress for FY26. However, such increase in the military budget would require congressional authorization.
On February 3, 2026, President Trump signed into law a funding package to end the brief U.S. Government shutdown. The legislation will ensure full year funding for the federal government through the end of September 2026, with the lone exception of funding for the Department of Homeland Security.
U.S. Taxation Legislation
In July 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), which, among other things, provides a corporate tax provision change in reinstating the immediate expensing of U.S. research and development expenditures paid or incurred for tax years beginning after December 31, 2024. See Note 10 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
The OBBBA also provides a supplementary $156 billion to the U.S. Department of War (“DoW”) for obligations through 2029.
Executive Order Regarding Modernizing Defense Acquisitions
In April 2025, the U.S. government issued an executive order requiring, among other things, a DoW review of its Major Defense Acquisition Programs to identify those programs that are 15% behind schedule, 15% over budget, unable to meet key performance parameters, or unaligned with the Secretary of Defense’s mission priorities for potential cancellation. Although Ducommun does not, at this time, believe the Executive Order will have a material impact on our business or results of operations, the longer-term ramifications, if any, to Ducommun will depend on a variety of factors including the formulation and implementation of the review criteria in the order, the review timeline, the Secretary of Defense’s mission priorities, and future budget determinations based on the results of such review.

Guaymas Fire - Developments
Subsequent to December 31, 2025, on January 7, 2026, we entered into a binding confidential agreement (“Confidential Agreement”) to resolve an additional subrogation claim (“Additional Subrogation Claim”) against us related to the Guaymas fire. The Confidential Agreement provides for, among other things, the final dismissal of the Additional Subrogation Claim and a release of all claims against us, with prejudice, in exchange for us issuing a payment of $4.0 million. We do not believe there are any remaining subrogation or other claims relating to the Guaymas fire at this time other than by an insurer of the plaintiff in the Guaymas Fire Litigation based in Mexico for payments issued to its insured for damages allegedly incurred in the Guaymas fire, which we believe to be time barred. See Note 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
First quarter 2026 recap:
•Net revenues of $209.0 million
•Net income of $9.9 million, or 4.7% of net revenues, or $0.64 per diluted share
•Adjusted EBITDA of $35.4 million, or 16.9% of net revenues

Results of Operations
First Quarter of 2026 Compared to First Quarter of 2025 (As Restated)
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended
	April 4, 2026	% of Net Revenues	March 29, 2025	% of Net Revenues
			(As Restated)	(As Restated)
Net Revenues	$209,022	100.0%	$192,481	100.0%
Cost of Sales	152,789	73.1%	142,030	73.8%
Gross Profit	56,233	26.9%	50,451	26.2%
Selling, General and Administrative Expenses	40,513	19.4%	45,050	23.5%
Restructuring Charges	—	—%	426	0.2%
Operating Income	15,720	7.5%	4,975	2.6%
Interest Expense	(4,010)	(1.8)%	(3,263)	(1.6)%
Income Before Taxes	11,710	5.6%	1,712	0.9%
Income Tax Expense	1,794	nm	310	nm
Net Income	$9,916	4.7%	$1,402	0.7%

Effective Tax Rate	15.3%	nm	18.1%	nm
Diluted Earnings Per Share	$0.64	nm	$0.09	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three months ended April 4, 2026 and March 29, 2025, respectively, were as follows:

	Three Months Ended
		(Dollars in thousands)		% of Net Revenues
	Change	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
			(As Restated)		(As Restated)
Consolidated Ducommun
Military and space	$5,437	$117,633	$112,196	56.3%	58.3%
Commercial aerospace	12,524	83,912	71,388	40.1%	37.1%
Industrial	(1,420)	7,477	8,897	3.6%	4.6%
Total	$16,541	$209,022	$192,481	100.0%	100.0%

Electronic Systems
Military and space	$5,349	$89,440	$84,091	76.1%	77.1%
Commercial aerospace	4,596	20,673	16,077	17.6%	14.7%
Industrial	(1,420)	7,477	8,897	6.3%	8.2%
Total	$8,525	$117,590	$109,065	100.0%	100.0%

Structural Systems
Military and space	$88	$28,193	$28,105	30.8%	33.7%
Commercial aerospace	7,928	63,239	55,311	69.2%	66.3%
Total	$8,016	$91,432	$83,416	100.0%	100.0%
Net revenues for the three months ended April 4, 2026 were $209.0 million, compared to $192.5 million for the three months ended March 29, 2025. The year-over-year increase in our key end-use markets were primarily due to the following:
•$12.5 million higher revenues in our commercial aerospace end-use markets due to higher rates on large aircraft and rotary-wing aircraft platforms; and
•$5.4 million higher revenues in our military and space end-use markets due to higher rates on selected fixed-wing aircraft and missiles platforms, partially offset by lower rates on electronic warfare, ground vehicle weapons, and radar platforms.
In addition, revenues for our industrial end-use markets for the three months ended April 4, 2026 decreased $1.4 million compared to the three months ended March 29, 2025, mainly due to timing of orders.
Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Boeing Company	14.4%	13.3%
Lockheed Martin Corporation	3.3%	6.8%
Northrop Grumman Corporation	4.9%	5.2%
RTX Corporation	18.8%	17.6%
Total top ten customers (1)	63.4%	60.2%
(1)Includes The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), and RTX Corporation (“RTX”) for the three months ended April 4, 2026 and March 29, 2025.

Boeing, Lockheed, Northrop, and RTX, represented the following percentages of total accounts receivable:

	April 4, 2026	December 31, 2025
Boeing	14.0%	7.3%
Lockheed	1.6%	1.5%
Northrop	4.5%	13.3%
RTX	18.8%	14.7%
The net revenues and accounts receivable from Boeing, Lockheed, Northrop, and RTX were diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues increased year-over-year with the three months ended April 4, 2026 of 26.9%, compared to the three months ended March 29, 2025 of 26.2% primarily due to lower other manufacturing costs, favorable product mix, and higher manufacturing volume.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $4.5 million year-over-year in the three months ended April 4, 2026 compared to the three months ended March 29, 2025, primarily due to lower stock-based compensation expense of $4.4 million.
Restructuring Charges
Restructuring charges decreased $0.4 million year-over-year in the three months ended April 4, 2026, compared to the three months ended March 29, 2025, primarily due to the completion as of December 31, 2025, the previously disclosed restructuring plan that was approved and commenced in April 2022. See Note 3 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Interest Expense
Interest expense increased $0.7 million year-over-year in the three months ended April 4, 2026, compared to the three months ended March 29, 2025, respectively, primarily due to a higher outstanding debt balance partially offset by lower interest rates.
Income Tax Expense
We recorded income tax expense of $1.8 million for the three months ended April 4, 2026 compared to income tax expense of $0.3 million for the three months ended March 29, 2025. The increase in income tax expense for the first quarter of 2026 compared to the first quarter of 2025 was primarily due to higher pre-tax income in the first quarter of 2026 compared to the first quarter of 2025. The increase in income tax expense was partially offset by higher income tax benefits recognized for net tax windfalls related to stock-based compensation in the first quarter of 2026 compared to the first quarter of 2025.
Our total amount of unrecognized tax benefits was $5.3 million and $5.0 million as of April 4, 2026 and December 31, 2025, respectively. If recognized, $3.2 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of April 4, 2026 and December 31, 2025 were not significant.
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
In July 2025, the U.S. enacted the OBBBA. Amongst other things, the OBBBA provides for several corporate tax provision changes including restoring the full expensing of qualified property placed in service after January 19, 2025, reinstating the immediate expensing of U.S. research and development expenditures paid or incurred for tax years beginning after December 31, 2024, and changes in the computations of U.S. taxation on international earnings for tax years beginning after December 31, 2025. We completed the initial assessment of the OBBBA corporate tax provisions as they relate to our financial statements. The enactment of the OBBBA did not have a material impact to our effective tax rate for the three months ended April 4, 2026. However, we expect the OBBBA to decrease our cash tax liability for 2026. We will continue to evaluate the full impact of the OBBBA corporate tax provision changes as additional guidance becomes available.

Net Income and Earnings per Share
Net income, net income as a percentage of revenues, and earnings per share for the three months ended April 4, 2026 were $9.9 million, or 4.7% of revenues, or $0.64 per diluted share, respectively, compared to $1.4 million, or 0.7% of revenues, or $0.09 per diluted share, respectively, for the three months ended March 29, 2025. The increase in net income for the three months ended April 4, 2026 compared to the three months ended March 29, 2025 was primarily due to higher gross profit of $5.8 million and lower stock-based compensation expense of $4.3 million discussed above, partially offset by higher income tax expense of $1.5 million discussed above.

Business Segment Performance
We report our financial performance based upon our two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three months ended April 4, 2026 and March 29, 2025:

	Three Months Ended
	%	(Dollars in thousands)		% of Net Revenues
	Change	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
			(As Restated)		(As Restated)
Net Revenues
Electronic Systems	7.8%	$117,590	$109,065	56.3%	56.7%
Structural Systems	9.6%	91,432	83,416	43.7%	43.3%
Total Net Revenues	8.6%	$209,022	$192,481	100.0%	100.0%
Segment Operating Income
Electronic Systems		$22,924	$17,450	19.5%	16.0%
Structural Systems		10,438	9,919	11.4%	11.9%
		33,362	27,369
Corporate General and Administrative Expenses (1)		(17,642)	(22,394)	(8.4)%	(11.6)%
Total Operating (Loss) Income		$15,720	$4,975	7.5%	2.6%
Adjusted EBITDA
Electronic Systems
Operating Income		$22,924	$17,450
Depreciation and Amortization		3,584	3,566
Stock-Based Compensation Expense (2)		102	77
Restructuring Charges		—	90
		26,610	21,183	22.6%	19.4%
Structural Systems
Operating Income		10,438	9,919
Depreciation and Amortization		4,559	4,916
Stock-Based Compensation Expense (3)		82	179
Restructuring Charges		—	336
		15,079	15,350	16.5%	18.4%
Corporate General and Administrative Expenses (1)
Operating Loss		(17,642)	(22,394)
Depreciation and Amortization		95	102
Stock-Based Compensation Expense (4)		11,235	15,478
		(6,312)	(6,814)
Adjusted EBITDA		$35,377	$29,719	16.9%	15.4%
Capital Expenditures
Electronic Systems		$886	$2,265
Structural Systems		1,475	2,114
Corporate Administration		219	13
Total Capital Expenditures		$2,580	$4,392
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
(2)The three months ended April 4, 2026 and March 29, 2025 each included less than $0.1 million of stock-based compensation expense recorded as cost of sales.
(3)The three months ended April 4, 2026 and March 29, 2025 included less than $0.1 million and $0.2 million, respectively, of stock-based compensation expense recorded as cost of sales.
(4)The three months ended April 4, 2026 and March 29, 2025 included $0.3 million and $0.6 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.
Electronic Systems
Electronic Systems net revenues in the three months ended April 4, 2026 compared to the three months ended March 29, 2025 increased $8.5 million primarily due to the following in our key end-use markets:

•$5.3 million higher revenues in our military and space end-use markets due to higher rates on selected fixed-wing aircraft and missile platforms, partially offset by lower rates on electronic warfare and radar platforms; and
•$4.6 million higher revenues in our commercial aerospace end-use markets due to higher rates on other commercial aerospace and large aircraft platforms.
In addition, revenues for our industrial end-use markets for the three months ended April 4, 2026 decreased $1.4 million compared to the three months ended March 29, 2025 mainly due to timing of orders.
Electronic Systems segment operating income in the three months ended April 4, 2026 compared to the three months ended March 29, 2025 increased $5.5 million primarily due to favorable product mix, higher manufacturing volume, and lower other manufacturing costs.
Structural Systems
Structural Systems net revenues in the three months ended April 4, 2026 compared to the three months ended March 29, 2025 increased $8.0 million primarily due to the following:
•$7.9 million higher revenues in our commercial aerospace end-use markets due to due to higher rates on large aircraft and rotary-wing aircraft platforms; and
•$0.1 million higher revenues in our military and space end-use markets due to higher rates on selected missile platforms, partially offset by lower rates on selected rotary-wing aircraft platforms.
The Structural Systems segment operating income in the three months ended April 4, 2026 compared to the three months ended March 29, 2025 increased $0.5 million primarily due to lower other manufacturing costs, partially offset by unfavorable product mix.
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
A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center and, in November 2023, the occupant of the neighboring facility filed suit against us in U.S. District Court for the Central District of California seeking unspecified amounts for damages relating to the fire. Subsequent to our quarter ended September 27, 2025, on October 3, 2025, we entered into a binding settlement term sheet (the “Term Sheet”) to resolve the Guaymas fire litigation against us. The Term Sheet provides for, among other things, the final dismissal of the Guaymas fire litigation against us with prejudice and a release of claims against us in exchange for us issuing a payment of $150.0 million, $56.0 million of which is expected to be funded by our insurance carriers. Also subsequent to our quarter ended September 27, 2025, on October 9, 2025, we settled an ancillary subrogation claim related to the fire for $1.4 million. Further, subsequent to the fiscal year ended December 31, 2025, on January 7, 2026, we settled another ancillary subrogation claim related to the fire for $4.0 million. See Note 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses decreased $4.8 million for the three months ended April 4, 2026 compared to the three months ended March 29, 2025, primarily due to lower stock-based compensation expense of $4.2 million.
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, and restructuring charges (“Adjusted EBITDA”) were $35.4 million and $29.7 million for the three months ended April 4, 2026 and March 29, 2025, respectively.
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
As a result of these limitations, Adjusted EBITDA and the related financial ratios should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information. See our unaudited condensed consolidated financial statements contained in this Form 10-Q.
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

Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands)
	Three Months Ended
	April 4, 2026	March 29, 2025
		(As Restated)
Net income	$9,916	$1,402
Interest expense	4,010	3,263
Income tax expense	1,794	310
Depreciation	3,943	4,277
Amortization	4,295	4,307
Stock-based compensation expense (1)	11,419	15,734
Restructuring charges	—	426
Adjusted EBITDA	$35,377	$29,719
Net income as a % of net revenues	4.7%	0.7%
Adjusted EBITDA as a % of net revenues	16.9%	15.4%
(1) The three months ended April 4, 2026 and March 29, 2025 included $0.3 million and $0.6 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three months ended April 4, 2026 and March 29, 2025 included $0.1 million and less than $0.1 million, respectively, of stock-based compensation expense recorded as cost of sales.
Remaining Performance Obligations
Under generally accepted accounting principles (“GAAP”) of the United States, Accounting Standards Codification 606 (“ASC 606”), we define performance obligations as customer placed purchase orders (“PO”) with firm fixed price and firm delivery dates. The unrecognized revenue on POs are the remaining performance obligations (“RPO”). POs are subject to delivery delays or program cancellations, which are beyond our control. As such, RPO is affected by timing differences in the placement of customer orders and tends to be concentrated in several programs to a greater extent than our net revenues.

	(Dollars in thousands)
	Change	April 4, 2026	December 31, 2025
Consolidated Ducommun
Military and space	$(13,907)	$678,812	$692,719
Commercial aerospace	(20,262)	381,912	402,174
Industrial	1,859	13,006	11,147
Total	$(32,310)	$1,073,730	$1,106,040
Electronic Systems
Military and space	$4,072	$496,316	$492,244
Commercial aerospace	7,007	56,542	49,535
Industrial	1,859	13,006	11,147
Total	$12,938	$565,864	$552,926
Structural Systems
Military and space	(17,979)	$182,496	$200,475
Commercial aerospace	(27,269)	325,370	352,639
Total	$(45,248)	$507,866	$553,114

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	April 4,	December 31,
	2026	2025
Total debt, including long-term portion	$303.8	$305.0
Weighted-average interest rate on debt	5.74%	6.10%
Term Loan interest rate	5.40%	5.81%
Cash and cash equivalents	$39.1	$45.3
Unused Revolving Credit Facility	$344.8	$344.8
Credit Facilities
On November 24, 2025, we completed a refinancing of our existing debt by entering into a new senior secured term loan (“2025 Term Loan”) and a new revolving credit facility (“2025 Revolving Credit Facility”). The 2025 Term Loan is a $200.0 million senior secured loan that matures in November 2030. The 2025 Revolving Credit Facility is a $450.0 million senior secured revolving credit facility that matures on November 24, 2030. The 2025 Term Loan replaced the 2022 Term Loan (“2022 Term Loan”) which was a $250.0 million senior secured loan. The 2025 Revolving Credit Facility replaced the 2022 Revolving Credit Facility (“2022 Revolving Credit Facility”) which was a $200.0 million senior secured revolving credit facility. The 2025 Term Loan and 2025 Revolving Credit Facility, collectively are the new credit facilities (“2025 Credit Facilities”). The 2022 Term Loan and 2022 Revolving Credit Facility, collectively were the 2022 credit facilities that were entered into in July 2022 and would have matured in July 2027 (“2022 Credit Facilities”). The terms of the 2025 Term Loan require us to make installment payments of 0.625% of the initial outstanding principal balance on a quarterly basis during years one and two, 1.250% during years three and four, and 1.875% during year five, on the last business day of each calendar quarter. The terms of the 2025 Revolving Credit Facility do not require us to make installment payments. However, the undrawn portion of the commitment of the 2025 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.250%, based upon the consolidated total net adjusted leverage ratio. As of April 4, 2026, we were in compliance with all covenants required under the 2025 Credit Facilities. See Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
For the three months ended April 4, 2026 and March 29, 2025, we made the required quarterly amortization payments of $1.3 million and zero, respectively. The required quarterly amortization due on March 31, 2025 was in our second fiscal quarter of 2025. We made no voluntary prepayments on our term loans during each of the three months ended April 4, 2026 and March 29, 2025.
Subrogation Claim
Subsequent to the fiscal year ended December 31, 2025, on January 7, 2026, we entered into a binding confidential agreement, (“Settlement Agreement”) to resolve the Additional Subrogation Claim against us. The Settlement Agreement provides for, among other things, the final dismissal of the Additional Subrogation Claim and a release of all claims against us, with prejudice, in exchange for us issuing a payment of $4.0 million. We made the $4.0 million payment on January 14, 2026. See Note 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Derivatives
In November 2021, we entered into U.S. dollar-one month London Interbank Offered Rate (“LIBOR”) forward interest rate swaps designated as cash flow hedges, all with an effective date of January 1, 2024, for an aggregate total notional amount of $150.0 million, weighted average fixed rate of 1.8%, and all terminating on January 1, 2031 (“Forward Interest Rate Swaps”). The Forward Interest Rate Swaps mature on a monthly basis, with fixed amount payer payment dates on the first day of each calendar month, commencing on February 1, 2024 through January 1, 2031. Thus, the interest rate is fixed on $150 million of our debt. See Note 1, Note 4, and Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
In July 2022, as a result of completing a refinancing of our existing debt, we were required to complete an amendment of the Forward Interest Rate Swaps (“Amended Forward Interest Rate Swaps”). The Forward Interest Rate Swaps were based on U.S. dollar-one month LIBOR and were amended to be based on one month Term Secured Overnight Financing Rate (“SOFR”) as borrowings using LIBOR were no longer available under the 2022 Credit Facilities. The Amended Forward Interest Rate Swaps weighted average fixed rate is 1.7%, as a result of the difference between U.S. dollar-one month LIBOR and one month Term

SOFR. See Note 1, Note 4, and Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Capital Expenditures
We expect to spend a total of $20.0 million to $24.0 million for capital expenditures in 2026 financed by cash generated from operations, principally to support new contract awards in Electronic Systems and Structural Systems. As part of our strategic plan to become a supplier of higher-level assemblies and win new contract awards, additional up-front investment in tooling will be required for newer programs which have higher engineering content and higher levels of complexity in assemblies.
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
Cash Flow Summary
Net cash provided by operating activities for the three months ended April 4, 2026 was $11.2 million compared to $0.8 million for the three months ended March 29, 2025. The higher net cash provided by operating activities during the first three months of 2026 was mainly due to higher net income and higher contract liabilities as a result of higher progress payments, partially offset by lower accrued and other liabilities and higher accounts receivable.
Net cash used in investing activities was $2.9 million for the three months ended April 4, 2026, compared to $4.8 million in the three months ended March 29, 2025. The lower net cash used in investing activities during the first three months of 2026 was mainly due to lower purchases of property and equipment.
Net cash used in financing activities was $14.5 million for the three months ended April 4, 2026, compared to $2.4 million for the three months ended March 29, 2025. The higher net cash used in financing activities during the first three months of 2026 was mainly due to higher net cash paid upon issuance of common stock under stock plans related to the release of vested performance stock units and higher stock options exercised, both of which are net settled.
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
Critical Accounting Policies
The preparation of our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K/A. There have been no material changes in any of our critical accounting policies during the three months ended April 4, 2026.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At April 4, 2026, we had total borrowings of $303.8 million under our 2025 Credit Facilities.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and have concluded that as of April 4, 2026 due to the existence of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in our 2025 Form 10-K/A, we identified a material weakness whereby we did not design and maintain effective controls to review the terms of employee stock award plan documents to ensure that stock-based compensation expense is recorded completely and accurately. The material weakness resulted in the restatement of the consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and the unaudited condensed consolidated financial statements as of and for the quarters ended June 29, 2024 and September 28, 2024, and all fiscal quarters within 2025, as well as the revision to the condensed financial statements as of and for the quarter ended March 30, 2024, related to stock-based compensation expense included as part of selling, general and administrative expense, accrued and other liabilities, other long-term liabilities, and additional paid-in capital. Additionally, this material weakness could result in misstatements to stock-based compensation expense and related disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Management’s Remediation Activities for Previously Identified Material Weakness in Internal Control Over Financial Reporting
The Company’s management, with oversight from the Company’s Audit Committee, is in the process of designing and implementing a remediation plan in response to the identified material weakness described above. Specifically, the Company will design and implement a review over any changes to employee stock award plan documents and determine the appropriate accounting treatment of the revised terms and conditions.
This material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company believes the above measures will remediate the material weakness identified and strengthen its internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended April 4, 2026.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K/A”) for a discussion of our risk factors. There have been no material changes during the three months ended April 4, 2026 to the risk factors disclosed in our 2025 Form 10-K/A for the year ended December 31, 2025.

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
*10.1 Form of Performance Stock Unit Agreement for 2026 and after.
*10.2 Form of Revenue Performance Stock Unit Agreement for 2026 and after.
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

DUCOMMUN INCORPORATED
(Registrant)

Date: May 12, 2026	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Suman B. Mookerji
Suman B. Mookerji
Senior Vice President, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)