Form 10-Q
period 2026-07-04
DUCOMMUN INC /DE/
filed 2026-08-06
CIK 30305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2026, the registrant had 15,099,779 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Ducommun Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	July 4, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$39,804	$45,289
Accounts receivable, net of allowance for credit losses of $1,690 and $1,802 at July 4, 2026 and December 31, 2025, respectively	146,918	124,442
Contract assets	259,666	249,845
Inventories	191,714	182,788
Production cost of contracts	6,246	7,178
Other current assets	17,095	16,442
Total Current Assets	661,443	625,984
Property and Equipment, Net of Accumulated Depreciation of $190,526 and $196,508 at July 4, 2026 and December 31, 2025, respectively	105,595	107,223
Operating Lease Right-of-Use Assets	56,064	40,077
Goodwill	244,600	244,600
Intangibles, Net	124,475	132,839
Deferred Income Taxes	10,085	15,500
Other Assets	22,292	20,192
Total Assets	$1,224,554	$1,186,415
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$95,575	$74,653
Contract liabilities	56,401	40,694
Accrued and other liabilities	33,282	51,071
Operating lease liabilities	6,718	7,817
Current portion of long-term debt	5,000	5,000
Total Current Liabilities	196,976	179,235
Long-Term Debt, Less Current Portion	271,425	298,790
Non-Current Operating Lease Liabilities	51,651	34,223
Other Long-Term Liabilities	14,064	12,686
Total Liabilities	534,116	524,934
Commitments and Contingencies (Notes 9, 11)
Shareholders’ Equity
Common Stock - $0.01 par value; 35,000,000 shares authorized; 15,099,264 and 14,949,671 shares issued and outstanding at July 4, 2026 and December 31, 2025, respectively	151	149
Additional Paid-In Capital	245,823	248,482
Retained Earnings	436,619	406,304
Accumulated Other Comprehensive Income	7,845	6,546
Total Shareholders’ Equity	690,438	661,481
Total Liabilities and Shareholders’ Equity	$1,224,554	$1,186,415
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
		(As Restated)		(As Restated)
Net Revenues	$224,492	$200,803	$433,514	$393,284
Cost of Sales	161,592	147,827	314,381	289,857
Gross Profit	62,900	52,976	119,133	103,427
Selling, General and Administrative Expenses	34,569	34,643	75,082	79,693
Restructuring Charges	—	608	—	1,034
Operating Income	28,331	17,725	44,051	22,700
Interest Expense, Net	(3,522)	(3,008)	(7,532)	(6,271)
Other Income, Net	—	1,746	—	1,746
Income Before Taxes	24,809	16,463	36,519	18,175
Income Tax Expense	4,410	3,709	6,204	4,019
Net Income	$20,399	$12,754	$30,315	$14,156
Earnings Per Share
Basic earnings per share	$1.35	$0.85	$2.01	$0.95
Diluted earnings per share	$1.31	$0.84	$1.95	$0.93
Weighted-Average Number of Common Shares Outstanding
Basic	15,136	14,938	15,089	14,898
Diluted	15,555	15,216	15,581	15,196
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
		(As Restated)		(As Restated)
Net Income	$20,399	$12,754	$30,315	$14,156
Other Comprehensive Income (Loss), Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax expense of $6 and $7 for the three months ended July 4, 2026 and June 28, 2025, respectively, and $12 and $13 for the six months ended July 4, 2026 and June 28, 2025, respectively.	19	19	39	39
Change in net unrealized gains (losses) on cash flow hedges, net of tax expense (benefit) of $235 and $(470) for the three months ended July 4, 2026 and June 28, 2025, respectively, and $380 and $(1,185) for the six months ended July 4, 2026 and June 28, 2025, respectively.	779	(1,558)	1,260	(3,932)
Other Comprehensive Income (Loss), Net of Tax	798	(1,539)	1,299	(3,893)
Comprehensive Income	$21,197	$11,215	$31,614	$10,263
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	14,781,218	$148	$224,933	$443,657	$11,384	$680,122
Net income (As restated)	—	—	—	1,402	—	1,402
Other comprehensive loss, net of tax	—	—	—	—	(2,354)	(2,354)
Employee stock purchase plan	24,412	1	1,293	—	—	1,294
Stock awards vested	123,580	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(60,905)	(1)	(3,559)	—	—	(3,560)
Stock-based compensation (As restated)	—	—	15,163	—	—	15,163
Balance at March 29, 2025 (As Restated)	14,868,305	149	237,829	445,059	9,030	692,067
Net income (As restated)	—	—	—	12,754	—	12,754
Other comprehensive loss, net of tax	—	—	—	—	(1,539)	(1,539)
Stock options exercised	6,610	—	270	—	—	270
Stock awards vested	79,301	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(31,419)	(1)	(2,084)	—	—	(2,085)
Stock-based compensation (As restated)	—	—	4,293	—	—	4,293
Balance at June 28, 2025 (As Restated)	14,922,797	$149	$240,307	$457,813	$7,491	$705,760

Balance at December 31, 2025	14,949,671	$149	$248,482	$406,304	$6,546	$661,481
Net income	—	—	—	9,916	—	9,916
Other comprehensive income, net of tax	—	—	—	—	501	501
Employee stock purchase plan	18,039	—	1,373	—	—	1,373
Stock options exercised	19,983	1	807	—	—	808
Stock awards vested	208,796	2	(2)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(113,387)	(1)	(15,374)	—	—	(15,375)
Stock-based compensation	—	—	11,092	—	—	11,092
Balance at April 4, 2026	15,083,102	151	246,378	416,220	7,047	669,796
Net income	—	—	—	20,399	—	20,399
Other comprehensive income, net of tax	—	—	—	—	798	798
Stock options exercised	7,500	—	303	—	—	303
Stock awards vested	59,038	1	(1)	—	—	—
Stock repurchased related to the exercise of stock options and stock awards vested	(22,860)	(1)	(3,340)	—	—	(3,341)
Compensation clawback	(27,516)	—	(2,870)	—	—	(2,870)
Stock-based compensation	—	—	5,353	—	—	5,353
Balance at July 4, 2026	15,099,264	$151	$245,823	$436,619	$7,845	$690,438
See accompanying notes to Condensed Consolidated Financial Statements.

Ducommun Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	July 4, 2026	June 28, 2025
		(As Restated)
Cash Flows from Operating Activities
Net Income	$30,315	$14,156
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	16,792	16,857
Non-cash operating lease cost	4,312	4,402
Stock-based compensation expense	16,771	20,767
Deferred income taxes	5,021	(1,654)
Provision for credit losses	(112)	10
Gain on sale of property and other assets	—	(1,746)
Other	(2,832)	408
Changes in Assets and Liabilities:
Accounts receivable	(22,364)	(8,320)
Contract assets	(9,821)	(19,028)
Inventories	(8,926)	(1,596)
Production cost of contracts	717	820
Other assets	(1,583)	(542)
Accounts payable	21,121	9,083
Contract liabilities	15,707	2,526
Operating lease liabilities	(3,811)	(4,087)
Accrued and other liabilities	(16,521)	(8,875)
Net Cash Provided by Operating Activities	44,786	23,181
Cash Flows from Investing Activities
Purchases of property and equipment	(6,514)	(9,082)
Proceeds from sale of property and other assets	—	1,979
Proceeds from sale of assets	100	100
Net Cash Used in Investing Activities	(6,414)	(7,003)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	—	25,000
Repayments of senior secured revolving credit facility	(25,000)	(33,800)
Repayments of term loan	(2,500)	(3,125)
Other financing activities, net	(123)	(193)
Net cash paid upon issuance of common stock under stock plans	(16,234)	(4,082)
Net Cash Used in Financing Activities	(43,857)	(16,200)
Net Decrease in Cash and Cash Equivalents	(5,485)	(22)
Cash and Cash Equivalents at Beginning of Period	45,289	37,139
Cash and Cash Equivalents at End of Period	$39,804	$37,117
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
In the opinion of management, all adjustments, including recurring accruals, have been made that are necessary to fairly state our unaudited condensed consolidated financial position, statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows in accordance with GAAP for the periods covered by this Form 10-Q. The results of operations for the three and six months ended July 4, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.
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
Compensation Clawback
As disclosed in the 2025 Form 10-K/A, we restated our audited consolidated financial statements for the years ended December 31, 2025 and 2024 and our unaudited quarterly financial information for each quarter in the year ended December 31, 2025, among other periods (collectively, the “Affected Periods”). This restatement (the “Restatement”) resulted from the identification of an error in our historical consolidated financial statements for the Affected Periods, namely that the Company did not apply the proper accounting for changes made in April 2024 to the retirement provision in the Company’s performance stock unit and restricted stock unit award agreements and did not record stock-based compensation expense in the correct periods for retirement eligible employees. The primary impact of the Restatement was a decrease to net income and an increase to stock-based compensation across the Affected Periods. See Note 2.
Pursuant to the Company’s Second Amended and Restated Clawback Policy, the Restatement required a recovery analysis of incentive-based compensation received by the Company’s covered executives (which also impacted certain other employees) (“Affected Individuals”) during the recovery period. As a result of the Restatement and its impact on certain financial statement measures, various performance metrics underlying some of the previously granted and vested incentive-based compensation awards to the Affected Individuals were adjusted downwards. Accordingly, during the quarter ended July 4, 2026, excess compensation related to such awards was recovered from the Affected Individuals subject to the policy in the form of cash or returned Company common stock (“Common Stock”), in an aggregate amount of $5.0 million. Specifically, the Company received $4.0 million in Common Stock and $1.0 million in cash from the Affected Individuals to fully satisfy their recovery obligations. The $4.0 million fair value of Common Stock returned was based on the closing stock price on the date such shares were returned.
During the quarter ended July 4, 2026, the clawback payments up to the amount of stock-based compensation expense previously recognized of $2.4 million and bonus expense of $1.5 million were recorded as a reduction within selling, general, and administrative expenses within the condensed consolidated statements of income and the $1.1 million excess of previously recognized compensation expense was recorded to additional paid-in capital. Further, we recognized $4.0 million in treasury stock associated with the clawback payments, which were subsequently retired during the quarter ended July 4, 2026.
Supplemental Cash Flow Information

	(Dollars in thousands)
	Six Months Ended
	July 4, 2026	June 28, 2025
Interest paid, net	$6,806	$4,191
Taxes (refunded) paid, net	$(805)	$1,523
Non-cash activities:
Purchases of property and equipment not paid	$308	$309
Common stock received with fair value in excess of original compensation related to compensation clawback	$1,046	$—
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
The net income and weighted-average common shares outstanding used to compute earnings per share were as follows:

	(Dollars and shares in thousands, except per share data)		(Dollars and shares in thousands, except per share data)
	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
		As Restated		As Restated
Net income	$20,399	$12,754	$30,315	$14,156
Weighted-average number of common shares outstanding
Basic weighted-average common shares outstanding	15,136	14,938	15,089	14,898
Dilutive potential common shares	419	278	492	298
Diluted weighted-average common shares outstanding	15,555	15,216	15,581	15,196
Earnings per share
Basic	$1.35	$0.85	$2.01	$0.95
Diluted	$1.31	$0.84	$1.95	$0.93

Potentially dilutive stock awards, as shown below, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. However, these awards may be potentially dilutive common shares in the future.

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Stock options and stock units	—	—	13	2
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
We have money market funds of $20.1 million and $0.6 million as of July 4, 2026 and December 31, 2025, respectively, which are included as cash and cash equivalents and are Level 1 financial instruments. We also have forward interest rate swap agreements and the fair value of the forward interest rate swap agreements was determined using pricing models that use observable market inputs as of the balance sheet date, a Level 2 measurement.
There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three and six months ended July 4, 2026.
Cash and Cash Equivalents
Cash and cash equivalents include all cash on hand, money market instruments with original maturities of three months or less, and investments with original maturities of three months or less. We extinguish liabilities and reduce cash when the creditor receives our payment, and we are relieved of our obligation for the liability, which generally occurs when our bank clears the payment. These assets are valued at cost, which approximates fair value, which we classify as Level 1. See Fair Value above.
Derivative Instruments
We recognize derivative instruments on our unaudited condensed consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, or a derivative instrument that will not be accounted for using hedge accounting methods. In November 2021, we entered into forward interest rate swap agreements with an aggregate notional amount of $150.0 million, all with an effective date of January 2024 (“Forward Interest Rate Swaps”), to manage our exposure to interest rate movements on a portion of our debt. At the time we entered into the Forward Interest Rate Swaps, there was a high probability of forecasted interest payments on our debts occurring and the swaps were highly effective in offsetting those interest payments; therefore, we elected to apply cash flow hedge accounting. In July 2022, as a result of refinancing all our existing debt, which allowed borrowing based on a Secured Overnight Financing Rate (“SOFR”), we were required to complete an amendment of the Forward Interest Rate Swaps from One Month London Interbank Offered Rate (“LIBOR”) to One Month Term SOFR (“Amended Forward Interest Rate Swaps”), which occurred on the same day. After the transition of the Forward Interest Rate Swaps and debt to SOFR was completed, we determined the hedging relationships were still highly effective as of the amendment date. See Note 4 and Note 8. As of July 4, 2026, all of our derivative instruments were designated as cash flow hedges.
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

Contract estimates, known as “estimates at completion,” are based on various assumptions to project the outcome of future events that can span multiple months or years. These assumptions include, among others, actual gross profits on the same or similar products manufactured previously; labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; overhead cost rates; and the performance of subcontractors. As a significant change in one or more of these estimates could affect the progress completed (and related profitability) on our contracts, we review and update our contract-related estimates on a regular basis. We recognize such adjustments under the cumulative catch-up method. Under this method, the impact of the adjustment is recognized in the period the adjustment is identified. In any given reporting period, we have a large number of active contracts, which we have defined as a customer purchase order, and changes in estimates may occur on a significant number of these contracts. Given the significant number of contracts that we may have at any given point in time, the varied nature of products produced under such contracts, and the different assumptions, facts and circumstances associated with each individual contract, and the fact that such changes at the contract level are typically not material, we disclose cumulative catch-up adjustments on a net basis.
Net cumulative favorable and unfavorable catch-up adjustments to contracts had the following impact on our operating results:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Total net revenues	$(3,139)	$(1,016)	$(5,375)	$(125)
Operating income	$(3,139)	$(1,016)	$(5,375)	$(125)
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
We record provisions for the total anticipated losses on contracts, considering total estimated costs to complete the contract compared to total anticipated revenues, in the period in which such losses are identified. The provisions for estimated losses on contracts require us to make certain estimates and assumptions, including those with respect to the future revenue under a contract and the future cost to complete the contract. Our estimate of the future cost to complete a contract may include assumptions as to changes in manufacturing efficiency, operating and material costs, and our ability to resolve claims and assertions with our customers. If any of these or other assumptions and estimates do not materialize in the future, we may be required to adjust the provisions for estimated losses on contracts. The provision for estimated losses on contracts is included as part of contract liabilities on the unaudited condensed consolidated balance sheets. As of July 4, 2026 and December 31, 2025, the provision for estimated losses on contracts were $6.5 million and $7.0 million, respectively. It is reasonably possible we may incur additional losses in the future.
Production cost of contracts includes non-recurring production costs, such as design and engineering costs, and tooling and other special-purpose machinery necessary to build parts as specified in a contract. Production costs of contracts are recorded to cost of sales using the over time revenue recognition model. We review the value of the production cost of contracts on a quarterly basis to ensure when added to the estimated cost to complete, the value is not greater than the estimated realizable value of the related contracts. As of July 4, 2026 and December 31, 2025, production cost of contracts were $6.2 million and $7.2 million, respectively.
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

Contract assets and contract liabilities from revenue contracts with customers are as follows:

	(Dollars in thousands)
	July 4, 2026	December 31, 2025
Contract assets	$259,666	$249,845
Contract liabilities	$56,401	$40,694
The increase in our contract assets as of July 4, 2026 compared to December 31, 2025 was primarily due to a net increase of products in work in process in the current period.
The increase in our contract liabilities as of July 4, 2026 compared to December 31, 2025 was primarily due to a net increase of advance or progress payments received from our customers in the current period. We recognized $12.7 million of the contract liabilities as of December 31, 2025 as revenues during the six months ended July 4, 2026.
Performance obligations are defined as customer placed purchase orders (“POs”) with firm fixed price and firm delivery dates. Our remaining performance obligations as of July 4, 2026 totaled $1,158.9 million. Of the remaining performance obligations as of July 4, 2026, we anticipate recognizing an estimated 70% of our remaining performance obligations as revenue during the next 12 months with the remaining performance obligations being recognized in the subsequent 12 months.
Revenue by Category
In addition to the revenue categories disclosed above, the following table reflects our revenue disaggregated by major end-use market:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
		(As Restated)		(As Restated)
Consolidated Ducommun
Military and space	$123,750	$115,877	$241,383	$228,072
Commercial aerospace	89,418	77,397	173,330	148,785
Industrial	11,324	7,529	18,801	16,427
Total	$224,492	$200,803	$433,514	$393,284

Electronic Systems
Military and space	$93,283	$83,267	$182,723	$167,357
Commercial aerospace	26,829	18,908	47,502	34,985
Industrial	11,324	7,529	18,801	16,427
Total	$131,436	$109,704	$249,026	$218,769

Structural Systems
Military and space	$30,467	$32,610	$58,660	$60,715
Commercial aerospace	62,589	58,489	125,828	113,800
Total	$93,056	$91,099	$184,488	$174,515
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

Recently Issued Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-12, “Accounting Standards Update Codification Improvements,” which addresses 33 issues such as (1) clarify the calculation of earnings per share when a loss from continuing operations exists, (2) update references to capitalization guidance for environmental remediation costs, and (3) remove other than temporary impairment guidance. The new guidance is effective for fiscal years beginning after December 15, 2026, which is our annual period beginning January 1, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are evaluating the impact of this standard.
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
For the three and six months ended June 28, 2025, the primary impact of the restatement on the unaudited condensed consolidated statements of changes in shareholders’ equity was an increase (decrease) to net income of $0.2 million and $(8.9) million, respectively, and a (decrease) increase to stock-based compensation expense of $(1.3) million and $9.1 million, respectively.
This Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended July 4, 2026 includes the impact of the restatement on the comparative unaudited quarterly financial information for the three and six months ended June 28, 2025. In addition, our future Form 10-Qs for subsequent quarterly periods during 2026 will reflect the impact of the restatement in the 2025 comparative prior quarter and year-to-date periods.
The account balances labeled “As Previously Reported” in the following tables for the three and six months ended June 28, 2025 represent the previously reported unaudited balances in our Form 10-Q for the three and six months ended June 28, 2025. The effects of the prior period errors on our unaudited condensed consolidated financial statements are as follows (dollars in thousands, except per share data):

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
Note B: The correction for the other adjustments aside from the Error. See the paragraphs above for a description of the other adjustments.

	Three Months Ended June 28, 2025			Six Months Ended June 28, 2025
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net Income	$12,553	$201	$12,754	$23,064	$(8,908)	$14,156
Other Comprehensive Loss, Net of Tax:
Amortization of actuarial losses and prior service costs, net of tax of $7 and $13 for the three and six months ended June 28, 2025, respectively.	19	—	19	39	—	39
Change in net unrealized losses on cash flow hedges, net of tax benefit of $470 and $1,185 for the three and six months ended June 28, 2025.	(1,558)	—	(1,558)	(3,932)	—	(3,932)
Other Comprehensive Loss, Net of Tax	(1,539)	—	(1,539)	(3,893)	—	(3,893)
Comprehensive Income	$11,014	$201	$11,215	$19,171	$(8,908)	$10,263

	Six Months Ended June 28, 2025
Unaudited Condensed Consolidated Statement of Cash Flows:	As Previously Reported	Adjustments (B)		As Restated
Cash Flows from Operating Activities
Net Income	$23,064	$(8,908)	(A)	$14,156
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	16,857	—		16,857
Non-cash operating lease cost	4,402	—		4,402
Stock-based compensation expense	11,703	9,064	(A)	20,767
Deferred income taxes	(1,654)	—		(1,654)
Provision for credit losses	10	—		10
Gain on sale of property and other assets	(1,746)			(1,746)
Other	408	—		408
Changes in Assets and Liabilities:
Accounts receivable	(9,976)	1,656		(8,320)
Contract assets	(20,462)	1,434		(19,028)
Inventories	(415)	(1,181)		(1,596)
Production cost of contracts	820	—		820
Other assets	(542)	—		(542)
Accounts payable	9,083	—		9,083
Contract liabilities	2,526	—		2,526
Operating lease liabilities	(4,087)	—		(4,087)
Accrued and other liabilities	(6,810)	(2,065)	(A)	(8,875)
Net Cash Provided by Operating Activities	23,181	—		23,181
Cash Flows from Investing Activities
Purchases of property and equipment	(9,082)	—		(9,082)
Proceeds from sale of property and other assets	1,979	—		1,979
Proceeds from sale of assets	100	—		100
Net Cash Used in Investing Activities	(7,003)	—		(7,003)
Cash Flows from Financing Activities
Borrowings from senior secured revolving credit facility	25,000	—		25,000
Repayments of senior secured revolving credit facility	(33,800)	—		(33,800)
Repayments of term loan	(3,125)	—		(3,125)
Repayments of other debt	(193)	—		(193)
Net cash paid upon issuance of common stock under stock plans	(4,082)	—		(4,082)
Net Cash Used in Financing Activities	(16,200)	—		(16,200)
Net Decrease in Cash and Cash Equivalents	(22)	—		(22)
Cash and Cash Equivalents at Beginning of Period	37,139	—		37,139
Cash and Cash Equivalents at End of Period	$37,117	$—		$37,117
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
In the Electronic Systems segment, we recorded $0.1 million of other restructuring charges during the three months ended June 28, 2025. We recorded $0.1 million each for severance and benefits that were classified as restructuring charges and other restructuring charges during the six months ended June 28, 2025. Cumulative through the six months ended June 28, 2025, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $9.6 million, $0.3 million, $0.3 million, and $0.3 million, respectively.
In the Structural Systems segment, we recorded $0.5 million of other restructuring charges during the three months ended June 28, 2025. We recorded (credits) charges of $(0.2) million and $1.0 million during the six months ended June 28, 2025, for severance and benefits that were classified as restructuring charges and other restructuring charges, respectively. Cumulative through the six months ended June 28, 2025, we recorded total charges for severance and benefits that were classified as restructuring charges, accelerated depreciation of property and equipment/impairment of property and equipment that was classified as restructuring charges, charges for inventory write down that was classified as cost of sales, and other restructuring of $7.4 million, $2.0 million, $1.8 million, and $8.4 million, respectively.
Our restructuring activities during the six months ended July 4, 2026 were as follows (in thousands):

	December 31, 2025	Six Months Ended July 4, 2026				July 4, 2026
	Balance	Charges	Cash Payments	Non-Cash Payments	Change in Estimates	Balance
Severance and benefits	$405	$—	$(308)	$—	$—	$97
Other	389	—	(389)	—	—	—
Ending balance	$794	$—	$(697)	$—	$—	$97
The restructuring activities accrual for severance and benefits of $0.1 million as of July 4, 2026 was included as part of accrued and other liabilities and is expected to be paid during 2026.

Note 4. Derivative Financial Instruments

Cash Flow Hedges

Our cash flow hedges consist of forward interest rate swaps to manage our exposure to interest rate movements on a portion of our debt through January 1, 2031. Our forward interest rate swaps hedge forecasted transactions through January 1, 2031.

The notional amounts of derivative instruments are as follows:

	(Dollars in thousands)
	July 4, 2026	December 31, 2025
Derivative instruments designated as hedging instruments:
Interest rate contracts	$150,000	$150,000

The following table summarizes the fair value and presentation on the unaudited condensed consolidated balance sheets for derivative instruments:

		(Dollars in thousands)
	Balance Sheet Location	July 4, 2026	December 31, 2025
Derivative instruments designated as hedging instruments:
Interest rate contracts	Other assets, current	$3,264	$2,547
	Other assets	9,943	9,271

Accumulated other comprehensive income activities during the six months ended July 4, 2026 were as follows (in thousands):

	December 31, 2025	Six Months Ended July 4, 2026		July 4, 2026
	Balance	Changes in Fair Value Recognized	Reclassifications to Income Statement	Balance
Cash flow hedges, before tax totals	$11,543	$3,113	$(1,473)	$13,183

Unrealized (losses) gains associated with our hedging transactions recognized in other comprehensive income are presented in the following table:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Change in Other Comprehensive Income:
Interest rate contracts	$779	$(1,558)	$1,260	$(3,932)

We began reclassifying gains/losses associated with our cash flow hedges from accumulated other comprehensive income to the condensed statements of income when the Forward Interest Rate Swaps became effective as of January 1, 2024. We reclassify amounts to income as the hedged item impacts earnings and those amounts are presented in the following table:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Interest rate contracts:
Interest expense	$721	$979	$1,473	$1,926

The pre-tax deferred gains recorded in other comprehensive income that will mature in the next 12 months total $3.3 million.

Note 5. Inventories
Inventories consisted of the following:

	(Dollars in thousands)
	July 4, 2026	December 31, 2025
Raw materials and supplies	$168,496	$158,406
Work in process	19,824	19,613
Finished goods	3,394	4,769
Total	$191,714	$182,788

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
No material adverse factors/changes have occurred since the fourth quarter of 2025 that would require us to perform another qualitative or quantitative assessment as of our quarter ended July 4, 2026. As such, for the second quarter of 2026, it was also not more likely than not that the fair values of the reporting units were less than their carrying amounts and thus, the respective goodwill amounts were not deemed to be impaired.
The carrying amounts of our goodwill were as follows:

	(Dollars in thousands)
	Electronic Systems	Structural Systems	Consolidated Ducommun
Gross goodwill	$199,157	$127,165	$326,322
Accumulated goodwill impairment	(81,722)	—	(81,722)
Balance at December 31, 2025	$117,435	$127,165	$244,600
Balance at July 4, 2026	$117,435	$127,165	$244,600

Note 7. Accrued and Other Liabilities
The components of accrued and other liabilities were as follows:

	(Dollars in thousands)
	July 4, 2026	December 31, 2025
Accrued compensation	$24,007	$39,161
Accrued income tax and sales tax	85	353
Accrued litigation settlement costs	—	4,085
Other	9,190	7,472
Total	$33,282	$51,071

Note 8. Long-Term Debt
Long-term debt and the current period interest rates were as follows:

	(Dollars in thousands)
	July 4, 2026	December 31, 2025
Term loan	$197,500	$200,000
Revolving credit facility	80,000	105,000
Total debt	277,500	305,000
Less current portion	5,000	5,000
Total long-term debt, less current portion	272,500	300,000
Less debt issuance costs - term loan	1,075	1,210
Total long-term debt, net of debt issuance costs - term loan	$271,425	$298,790
Debt issuance costs - revolving credit facility (1)	$2,695	$3,006
Weighted-average interest rate	5.56%	6.10%
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
The 2025 Term Loan bears interest, at our option, at a rate equal to either (i) Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin ranging from 1.250% to 2.125% per year or (ii) Base Rate (defined as the highest of [a] Federal Funds Rate plus 0.50%, [b] Bank of America’s prime rate, and [c] Term SOFR plus 1.00%, and if the Base Rate is less than zero percent, it will be deemed zero percent) plus an applicable margin ranging from 0.250% to 1.125% per year, in each case based upon the consolidated total net adjusted leverage ratio. Interest payments are typically paid either on a monthly or quarterly basis, depending on the interest rate selected, on the last business day each month or quarter. In addition, the terms of the 2025 Term Loan require us to make installment payments of 0.625% of the initial outstanding principal balance on a quarterly basis during years one and two, 1.250% during years three and four, and 1.875% during year five, on the last business day of each calendar quarter. Under the 2025 Term Loan, no quarterly amortization payment was required to be paid during the fourth quarter of 2025, instead, it began in the first quarter of 2026. For the three months ended July 4, 2026 and June 28, 2025, we made the required quarterly amortization payments of $1.3 million and $3.1 million, respectively. For the six months ended July 4, 2026 and June 28, 2025, we made the required quarterly amortization payments of $2.5 million and $3.1 million, respectively. The required quarterly amortization payments due on March 31, 2025 and June 30, 2025 were in our second and third fiscal quarters of 2025, respectively.
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
As of July 4, 2026, we had $369.8 million of unused borrowing capacity under the 2025 Revolving Credit Facility, after deducting $0.2 million for standby letters of credit.
As of July 4, 2026, we were in compliance with all covenants required under the 2025 Credit Facilities.
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

Note 10. Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected R&D tax credits, non-deductible book compensation expenses, tax deductions for Foreign Derived Intangible Income, valuation allowances against deferred tax assets, recognition or derecognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. Also, excess tax benefits and tax detriments related to our equity compensation recognized in the unaudited condensed consolidated income statement could result in fluctuations in our effective tax rate period-over-period depending on the volatility of our stock price, number of restricted or performance stock units that vest, and stock options exercised during the period. We recognize deferred tax assets and liabilities, using enacted tax rates, for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce our valuation allowances against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period when that determination is made.
We recorded income tax expense of $4.4 million for the three months ended July 4, 2026 compared to income tax expense of $3.7 million for the three months ended June 28, 2025. The increase in income tax expense for the second quarter of 2026 compared to the second quarter of 2025 was primarily due to higher pre-tax income in the second quarter of 2026 compared to the second quarter of 2025. The increase in income tax expense was partially offset by higher income tax benefits recognized for net tax windfalls related to stock-based compensation in the second quarter of 2026 compared to the second quarter of 2025.
We recorded income tax expense of $6.2 million for the six months ended July 4, 2026 compared to income tax expense of $4.0 million for the six months ended June 28, 2025. The increase in income tax expense for the six months ended July 4, 2026 compared to the six months ended June 28, 2025 was primarily due to higher pre-tax income in the six months ended July 4, 2026 compared to the six months ended June 28, 2025. The increase in income tax expense was partially offset by higher income tax benefits recognized for net tax windfalls related to stock-based compensation in the six months ended July 4, 2026 compared to the six months ended June 28, 2025.
Our total amount of unrecognized tax benefits was $5.5 million and $5.0 million as of July 4, 2026 and December 31, 2025, respectively. If recognized, $3.4 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of July 4, 2026 and December 31, 2025 were not significant.
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
In July 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”). Amongst other things, the OBBBA provides for several corporate tax provision changes including restoring the full expensing of qualified property placed in service after January 19, 2025, reinstating the immediate expensing of U.S. research and development expenditures paid or incurred for tax years beginning after December 31, 2024, and changes in the computations of U.S. taxation on international earnings for tax years beginning after December 31, 2025. We completed the initial assessment of the OBBBA corporate tax provisions as they relate to our financial statements. The enactment of the OBBBA did not have a material impact to our effective tax rate for the three and six months ended July 4, 2026. However, we expect the OBBBA to decrease our cash tax liability for 2026. We will continue to evaluate the full impact of the OBBBA corporate tax provision changes as additional guidance becomes available.

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
Groundwater
Structural Systems has been directed by California environmental agencies to investigate and take corrective action for groundwater contamination at our facilities located in El Mirage and Monrovia, California. Based on currently available information, we have established an accrual for the estimated liability for such investigation and corrective action of $1.5 million at both July 4, 2026 and December 31, 2025, which is reflected in other long-term liabilities on our unaudited condensed consolidated balance sheets.
Waste Disposal
Structural Systems also faces liability as a potentially responsible party for hazardous waste disposed at landfills located in Casmalia and West Covina, California. Structural Systems and other companies and government entities have entered into consent decrees with respect to these landfills with the United States Environmental Protection Agency and/or California environmental agencies under which certain investigation, remediation and maintenance activities are being performed. Based on currently available information, we preliminarily estimate that the range of our future liabilities in connection with the landfill located in West Covina, California is between $0.4 million and $3.1 million. We have established an accrual for the estimated liability in connection with the West Covina landfill, which had a balance of $0.4 million as of both July 4, 2026 and December 31, 2025, which is reflected in other long-term liabilities on our unaudited condensed consolidated balance sheets. We anticipate an updated estimate will be available over the next 12 to 24 months however, and will update our accrual for the estimated liability at that time, if needed. Our ultimate liability in connection with these matters will depend upon a number of factors, including changes in existing laws and regulations, the design and cost of construction, operation and maintenance activities related to a final remedy, and the allocation of liability among potentially responsible parties.
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
Financial information by reportable segment was as follows:

	(Dollars in thousands) Three Months Ended						(Dollars in thousands) Six Months Ended
	July 4, 2026			June 28, 2025			July 4, 2026			June 28, 2025
	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems	Total	Electronic Systems	Structural Systems	Total
				(As Restated)	(As Restated)	(As Restated)				(As Restated)	(As Restated)	(As Restated)
Consolidated Net Revenues	$131,436	$93,056	$224,492	$109,704	$91,099	$200,803	$249,026	$184,488	$433,514	$218,769	$174,515	$393,284
Less: Significant Expenses
Cost of sales	93,053	68,539		77,710	70,117		175,824	138,557		158,495	131,362
Selling, general and administrative expenses	12,907	11,756		11,455	11,160		24,802	22,732		22,195	23,076
Restructuring charges	—	—		81	527		—	—		171	863
Segment Operating Income	$25,476	$12,761	38,237	$20,458	$9,295	29,753	$48,400	$23,199	71,599	$37,908	$19,214	57,122

Reconciliation of Profit or Loss (Segment Operating Income)
Unallocated Amounts:
Corporate general and administrative expenses (1)			(9,906)			(12,028)			(27,548)			(34,422)
Operating Income			28,331			17,725			44,051			22,700
Interest Expense, Net			(3,522)			(3,008)			(7,532)			(6,271)
Other Income			—			1,746			—			1,746
Income Before Taxes			$24,809			$16,463			$36,519			$18,175
(1) Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
Additional financial information by reportable segment was as follows:

	(Dollars in thousands) Three Months Ended		(Dollars in thousands) Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Depreciation and Amortization Expenses
Electronic Systems	$3,626	$3,575	$7,210	$7,141
Structural Systems	4,831	4,596	9,390	9,512
Corporate Administration	97	102	192	204
Total Depreciation and Amortization Expenses	$8,554	$8,273	$16,792	$16,857
Capital Expenditures
Electronic Systems	$2,176	$783	$3,062	$3,048
Structural Systems	1,536	3,129	3,011	5,243
Corporate Administration	23	—	242	13
Total Capital Expenditures	$3,735	$3,912	$6,315	$8,304

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash. The following table summarizes our segment assets:

	(Dollars in thousands)
	July 4, 2026	December 31, 2025
Total Assets
Electronic Systems	$584,779	$561,954
Structural Systems	562,171	538,109
Corporate Administration	77,604	86,352
Total Assets	$1,224,554	$1,186,415
Goodwill and Intangibles
Electronic Systems	$149,994	$154,638
Structural Systems	219,081	222,801
Total Goodwill and Intangibles	$369,075	$377,439

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement of Previously Issued Financial Statements
As disclosed in our Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K/A”), we restated our audited consolidated financial statements for the year ended December 31, 2025, and our unaudited quarterly financial information for each quarter in the year ended December 31, 2025 (collectively, the “Affected Periods”), among other periods, and corrected certain other immaterial items that were previously identified and concluded as immaterial, individually and in the aggregate, to its consolidated financial statements during the Affected Periods as further described below.
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
Boeing was one of our largest customers in 2025, and the 737 MAX was one of our highest commercial end use market revenue platforms. In early January 2024, the Federal Aviation Administration (“FAA”) initiated an investigation into Boeing’s quality control system, which was followed by the agency announcing actions to increase its oversight of Boeing as well as not approving production rate increases or additional production lines for the 737 MAX until it was satisfied that Boeing attained full compliance with required quality control procedures. Subsequently, in July 2024, Boeing pleaded guilty to conspiracy fraud charges, which may result in additional external oversight on its manufacturing and quality control processes. More recently, Boeing announced that the FAA cleared Boeing’s plan to raise 737 MAX production from 42 airplanes to 47 airplanes per month. In addition, the FAA recently announced that Boeing can resume issuing airworthiness certificates for its 737 MAX aircraft.

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
U.S. Government Tariffs
Since February 2025, the U.S. government has issued several executive orders (“Executive Orders”), under various statutes, imposing tariffs on imports from most countries with whom the U.S. engages in trade. As such, during 2025, the United States reached bilateral trade agreements that recognize tariff-free trade of products within the scope of the World Trade Organization Agreement on Trade in Civil Aircraft with the United Kingdom, Japan, and the European Union. Moreover, the United States applies a diverse range of reciprocal tariffs to imports originating from countries that have not concluded bilateral trade agreements with the United States. In February 2026, the U.S. Supreme Court struck down the sweeping tariffs that the U.S. government had imposed through the Executive Orders issued pursuant to International Emergency Economic Powers Act (“IEEPA”) of 1977. However, the U.S. government subsequently imposed a global tariff of 10% (which could potentially increase to 15%) that went into effect on February 24, 2026, and which would be effective for 150 days unless they are extended by the U.S. Congress. Additionally, in late July 2026, an Executive Order implementing tariffs under Section 304(a) of the Trade Act of 1974, as amended, was issued imposing tariffs of 10% to 12.5% on non-exempt goods depending on the country of origin, and from which civil aircraft parts and components and goods qualifying under the United States-Mexico-Canada Agreement are exempt.
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
In November 2025, the U.S. Government enacted a continuing resolution (“CR”) to keep the government funded through January 2026 while Congress works to enact full year fiscal year 2026 (“FY26”) remaining appropriation bills or an additional CR to fund government departments and agencies after January 2026. In addition, in January 2026, President Trump called for increasing the FY27 U.S. military budget to $1.5 trillion, significantly higher than the $901 billion approved by Congress for FY26. However, such increase in the military budget would require congressional authorization.
In February 2026, President Trump signed into law a funding package to end the brief U.S. Government shutdown. The legislation will ensure full year funding for the federal government through the end of September 2026, with the lone exception of funding for the Department of Homeland Security. On June 10, 2026, President Trump signed into law a funding package that included funding for the Department of Homeland Security.
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
Guaymas Fire - Developments
Subsequent to December 31, 2025, in January 2026, we entered into a binding confidential agreement (“Confidential Agreement”) to resolve an additional subrogation claim (“Additional Subrogation Claim”) against us related to the Guaymas fire. The Confidential Agreement provides for, among other things, the final dismissal of the Additional Subrogation Claim and a release of all claims against us, with prejudice, in exchange for us issuing a payment of $4.0 million. We do not believe there are any remaining subrogation or other claims relating to the Guaymas fire at this time other than by an insurer of the plaintiff in the Guaymas Fire Litigation based in Mexico for payments issued to its insured for damages allegedly incurred in the Guaymas fire, which we believe to be time barred. See Note 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Second quarter 2026 recap:
•Net revenues of $224.5 million
•Net income of $20.4 million, or 9.1% of net revenues, or $1.31 per diluted share
•Adjusted EBITDA of $38.4 million, or 17.1% of net revenues

Results of Operations
Second Quarter of 2026 Compared to Second Quarter of 2025 (As Restated)
The following table sets forth net revenues, selected financial data, the effective tax rate and diluted earnings per share:

	(Dollars in thousands, except per share data) Three Months Ended				(Dollars in thousands, except per share data) Six Months Ended
	July 4, 2026	% of Net Revenues	June 28, 2025	% of Net Revenues	July 4, 2026	% of Net Revenues	June 28, 2025	% of Net Revenues
			(As Restated)	(As Restated)			(As Restated)	(As Restated)
Net Revenues	$224,492	100.0%	$200,803	100.0%	$433,514	100.0%	$393,284	100.0%
Cost of Sales	161,592	72.0%	147,827	73.6%	314,381	72.5%	289,857	73.7%
Gross Profit	62,900	28.0%	52,976	26.4%	119,133	27.5%	103,427	26.3%
Selling, General and Administrative Expenses	34,569	15.4%	34,643	17.3%	75,082	17.3%	79,693	20.3%
Restructuring Charges	—	—%	608	0.3%	—	—%	1,034	0.4%
Operating Income	28,331	12.6%	17,725	8.8%	44,051	10.2%	22,700	5.8%
Interest Expense, Net	(3,522)	(1.5)%	(3,008)	(1.5)%	(7,532)	(1.8)%	(6,271)	(1.6)%
Other Income	—	—%	1,746	0.9%	—	—%	1,746	0.4%
Income Before Taxes	24,809	11.1%	16,463	8.2%	36,519	8.4%	18,175	4.6%
Income Tax Expense	4,410	nm	3,709	nm	6,204	nm	4,019	nm
Net Income	$20,399	9.1%	$12,754	6.4%	$30,315	7.0%	$14,156	3.6%

Effective Tax Rate	17.8%	nm	22.5%	nm	17.0%	nm	22.1%	nm
Diluted Earnings Per Share	$1.31	nm	$0.84	nm	$1.95	nm	$0.93	nm
nm = not meaningful

Net Revenues by End-Use Market and Operating Segment
Net revenues by end-use market and operating segment during the fiscal three and six months ended July 4, 2026 and June 28, 2025, respectively, were as follows:

	Three Months Ended					Six Months Ended
		(Dollars in thousands)		% of Net Revenues			(Dollars in thousands)		% of Net Revenues
	Change	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025	Change	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
			(As Restated)		(As Restated)			(As Restated)		(As Restated)
Consolidated Ducommun
Military and space	$7,873	$123,750	$115,877	55.1%	57.7%	$13,311	$241,383	$228,072	55.7%	58.0%
Commercial aerospace	12,021	89,418	77,397	39.8%	38.5%	24,545	173,330	148,785	40.0%	37.8%
Industrial	3,795	11,324	7,529	5.1%	3.8%	2,374	18,801	16,427	4.3%	4.2%
Total	$23,689	$224,492	$200,803	100.0%	100.0%	$40,230	$433,514	$393,284	100.0%	100.0%

Electronic Systems
Military and space	$10,016	$93,283	$83,267	71.0%	75.9%	$15,366	$182,723	$167,357	73.4%	76.5%
Commercial aerospace	7,921	26,829	18,908	20.4%	17.2%	12,517	47,502	34,985	19.1%	16.0%
Industrial	3,795	11,324	7,529	8.6%	6.9%	2,374	18,801	16,427	7.5%	7.5%
Total	$21,732	$131,436	$109,704	100.0%	100.0%	$30,257	$249,026	$218,769	100.0%	100.0%

Structural Systems
Military and space	$(2,143)	$30,467	$32,610	32.7%	35.8%	$(2,055)	$58,660	$60,715	31.8%	34.8%
Commercial aerospace	4,100	62,589	58,489	67.3%	64.2%	12,028	125,828	113,800	68.2%	65.2%
Total	$1,957	$93,056	$91,099	100.0%	100.0%	$9,973	$184,488	$174,515	100.0%	100.0%
Net revenues for the three months ended July 4, 2026 were $224.5 million, compared to $200.8 million for the three months ended June 28, 2025. The year-over-year increase in our key end-use markets were primarily due to the following:
•$12.0 million higher revenues in our commercial aerospace end-use markets due to higher rates on large aircraft platforms; and
•$7.9 million higher revenues in our military and space end-use markets due to higher rates on several missiles and fixed-wing aircraft platforms, partially offset by lower rates on a classified program, selected radar, rotary-wing aircraft, and naval platforms.
In addition, revenues for our industrial end-use markets for the three months ended July 4, 2026 increased $3.8 million compared to the three months ended June 28, 2025, mainly due to timing of orders.
Net revenues for the six months ended July 4, 2026 were $433.5 million, compared to $393.3 million for the six months ended June 28, 2025. The year-over-year increase in our key end-use markets were primarily due to the following:
•$24.5 million higher revenues in our commercial aerospace end-use markets due to higher rates on large aircraft, selected other commercial aerospace and rotary-wing aircraft platforms, partially offset by lower rates on selected business jet platforms; and
•$13.3 million higher revenues in our military and space end-use markets due to higher rates on several missiles and fixed-wing aircraft platforms, partially offset by lower rates on selected radar and electronic warfare, naval, and ground vehicle weapons platforms, along with a classified program.
In addition, revenues for our industrial end-use markets for the six months ended July 4, 2026 increased $2.4 million compared to the six months ended June 28, 2025, mainly due to timing of orders.

Net Revenues by Major Customers
A significant portion of our net revenues are from our top ten customers as follows:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Boeing Company	13.0%	14.8%	13.7%	14.1%
Lockheed Martin Corporation	3.2%	4.9%	3.3%	5.3%
Northrop Grumman Corporation	3.7%	6.0%	4.3%	5.8%
RTX Corporation	19.3%	17.5%	19.1%	18.1%
Viasat, Inc.	3.0%	5.0%	3.4%	3.7%
Total top ten customers (1)	59.4%	66.1%	60.5%	63.4%
(1)Includes The Boeing Company (“Boeing”), Lockheed Martin Corporation (“Lockheed”), Northrop Grumman Corporation (“Northrop”), RTX Corporation (“RTX”), and Viasat, Inc. (“Viasat”) for the three and six months ended July 4, 2026 and June 28, 2025.
Boeing, Lockheed, Northrop, RTX, and Viasat represented the following percentages of total accounts receivable:

	July 4, 2026	December 31, 2025
Boeing	9.0%	7.3%
Lockheed	1.8%	1.5%
Northrop	7.0%	13.3%
RTX	17.6%	14.7%
Viasat	3.7%	5.0%
The net revenues and accounts receivable from Boeing, Lockheed, Northrop, RTX, and Viasat were diversified over a number of commercial, military and space programs and were generated by both operating segments.
Gross Profit
Gross profit consists of net revenues less cost of sales. Cost of sales includes the cost of production of finished products and other expenses related to inventory management, manufacturing quality, and order fulfillment. Gross profit as a percentage of net revenues increased year-over-year with the three months ended July 4, 2026 of 28.0%, compared to the three months ended June 28, 2025 of 26.4% primarily due to higher manufacturing volume and savings from the facility consolidation program, partially offset by unfavorable product mix.
Gross profit as a percentage of net revenues increased year-over-year with the six months ended July 4, 2026 of 27.5%, compared to the six months ended June 28, 2025 of 26.3% primarily due to higher manufacturing volume, lower other manufacturing costs, and savings from the facility consolidation program, partially offset by unfavorable product mix.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses decreased $0.1 million year-over-year in the three months ended July 4, 2026 compared to the three months ended June 28, 2025, primarily due to compensation clawback of $3.9 million, which is a reduction to SG&A expenses, partially offset by higher compensation and benefits costs of $2.0 million, higher other SG&A expenses of $1.2 million, and higher professional services fees of $0.6 million.
SG&A expenses decreased $4.6 million year-over-year in the six months ended July 4, 2026 compared to the six months ended June 28, 2025, primarily due to lower stock-based compensation expense of $4.0 million and compensation clawback of $3.9 million, which is a reduction to SG&A expenses, partially offset by higher professional services fees of $1.2 million, and higher other SG&A expenses of $0.5 million.
Restructuring Charges
Restructuring charges decreased $0.6 million and $1.0 million year-over-year in the three and six months ended July 4, 2026, respectively, compared to the three and six months ended June 28, 2025, primarily due to the completion as of the prior year ended December 31, 2025, the previously disclosed restructuring plan that was approved and commenced in April 2022. See Note 3 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.

Interest Expense, Net
Interest expense, net increased $0.5 million and $1.3 million year-over-year in the three and six months ended July 4, 2026, compared to the three and six months ended June 28, 2025, respectively, primarily due to a higher outstanding debt balance, partially offset by lower interest rates.
Income Tax Expense
We recorded income tax expense of $4.4 million for the three months ended July 4, 2026 compared to income tax expense of $3.7 million for the three months ended June 28, 2025. The increase in income tax expense for the second quarter of 2026 compared to the second quarter of 2025 was primarily due to higher pre-tax income in the second quarter of 2026 compared to the second quarter of 2025. The increase in income tax expense was partially offset by higher income tax benefits recognized for net tax windfalls related to stock-based compensation in the second quarter of 2026 compared to the second quarter of 2025.
We recorded income tax expense of $6.2 million for the six months ended July 4, 2026 compared to income tax expense of $4.0 million for the six months ended June 28, 2025. The increase in income tax expense for the six months ended July 4, 2026 compared to the six months ended June 28, 2025 was primarily due to higher pre-tax income in the six months ended July 4, 2026 compared to the six months ended June 28, 2025. The increase in income tax expense was partially offset by higher income tax benefits recognized for net tax windfalls related to stock-based compensation in the six months ended July 4, 2026 compared to the six months ended June 28, 2025.
Our total amount of unrecognized tax benefits was $5.5 million and $5.0 million as of July 4, 2026 and December 31, 2025, respectively. If recognized, $3.4 million would affect the effective tax rate. We record interest and penalty charges, if any, related to uncertain tax positions as a component of tax expense and unrecognized tax benefits. The amounts accrued for interest and penalty charges as of July 4, 2026 and December 31, 2025 were not significant.
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
In July 2025, the U.S. enacted the OBBBA. Amongst other things, the OBBBA provides for several corporate tax provision changes including restoring the full expensing of qualified property placed in service after January 19, 2025, reinstating the immediate expensing of U.S. research and development expenditures paid or incurred for tax years beginning after December 31, 2024, and changes in the computations of U.S. taxation on international earnings for tax years beginning after December 31, 2025. We completed the initial assessment of the OBBBA corporate tax provisions as they relate to our financial statements. The enactment of the OBBBA did not have a material impact to our effective tax rate for the three and six months ended July 4, 2026. However, we expect the OBBBA to decrease our cash tax liability for 2026. We will continue to evaluate the full impact of the OBBBA corporate tax provision changes as additional guidance becomes available.
Net Income and Earnings per Share
Net income, net income as a percentage of revenues, and earnings per share for the three months ended July 4, 2026 were $20.4 million, or 9.1% of revenues, or $1.31 per diluted share, respectively, compared to $12.8 million, or 6.4% of revenues, or $0.84 per diluted share, respectively, for the three months ended June 28, 2025. The increase in net income for the three months ended July 4, 2026 compared to the three months ended June 28, 2025 was primarily due to higher gross profit of $9.9 million. SG&A expenses for the three months ended July 4, 2026 compared to the three months ended June 28, 2025 was flat as the three months ended July 4, 2026 includes compensation clawback of $3.9 million, which is a reduction in SG&A expenses and discussed above, partially offset by higher compensation and benefits costs included in SG&A expenses of $2.0 million, and higher other SG&A expenses of $1.2 million.
Net income, net income as a percentage of revenues, and earnings per share for the six months ended July 4, 2026 were $30.3 million, or 7.0% of revenues, or $1.95 per diluted share, respectively, compared to $14.2 million, or 3.6% of revenues, or $0.93 per diluted share, respectively, for the six months ended June 28, 2025. The increase in net income for the six months ended July 4, 2026 compared to the six months ended June 28, 2025 was primarily due to higher gross profit of $15.7 million, lower SG&A expenses of $4.6 million due to compensation clawback of $3.9 million, which is a reduction to SG&A expenses discussed above, partially offset by higher income tax expense of $2.2 million.

Business Segment Performance
We report our financial performance based upon our two reportable operating segments: Electronic Systems and Structural Systems. The results of operations differ between our reportable operating segments due to differences in competitors, customers, extent of proprietary deliverables and performance. The following table summarizes our business segment performance for the three and six months ended July 4, 2026 and June 28, 2025:

	Three Months Ended					Six Months Ended
	%	(Dollars in thousands)		% of Net Revenues		%	(Dollars in thousands)		% of Net Revenues
	Change	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025	Change	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
			(As Restated)		(As Restated)			(As Restated)		(As Restated)
Net Revenues
Electronic Systems	19.8%	$131,436	$109,704	58.5%	54.6%	13.8%	$249,026	$218,769	57.4%	55.6%
Structural Systems	2.1%	93,056	91,099	41.5%	45.4%	5.7%	184,488	174,515	42.6%	44.4%
Total Net Revenues	11.8%	$224,492	$200,803	100.0%	100.0%	10.2%	$433,514	$393,284	100.0%	100.0%
Segment Operating Income
Electronic Systems		$25,476	$20,458	19.4%	18.6%		$48,400	$37,908	19.4%	17.3%
Structural Systems		12,761	9,295	13.7%	10.2%		23,199	19,214	12.6%	11.0%
		38,237	29,753				71,599	57,122
Corporate General and Administrative Expenses (1)		(9,906)	(12,028)	(4.4)%	(6.0)%		(27,548)	(34,422)	(6.4)%	(8.8)%
Total Operating Income		$28,331	$17,725	12.6%	8.8%		$44,051	$22,700	10.2%	5.8%
Adjusted EBITDA
Electronic Systems
Operating Income		$25,476	$20,458				$48,400	$37,908
Depreciation and Amortization		3,626	3,575				7,210	7,141
Stock-Based Compensation Expense (2)		106	146				208	223
Restructuring Charges		—	81				—	171
		29,208	24,260	22.2%	22.1%		55,818	45,443	22.4%	20.8%
Structural Systems
Operating Income		12,761	9,295				23,199	19,214
Depreciation and Amortization		4,831	4,596				9,390	9,512
Stock-Based Compensation Expense (3)		89	143				171	322
Restructuring Charges		—	527				—	863
		17,681	14,561	19.0%	16.0%		32,760	29,911	17.8%	17.1%
Corporate General and Administrative Expenses (1)
Operating Loss		(9,906)	(12,028)				(27,548)	(34,422)
Depreciation and Amortization		97	102				192	204
Stock-Based Compensation Expense (4)		5,157	4,744				16,392	20,222
Compensation Clawback		(3,870)	—				(3,870)	—
		(8,522)	(7,182)				(14,834)	(13,996)
Adjusted EBITDA		$38,367	$31,639	17.1%	15.8%		$73,744	$61,358	17.0%	15.6%
Capital Expenditures
Electronic Systems		$2,176	$783				$3,062	$3,048
Structural Systems		1,536	3,129				3,011	5,243
Corporate Administration		23	—				242	13
Total Capital Expenditures		$3,735	$3,912				$6,315	$8,304
(1)Includes costs not allocated to either the Electronic Systems or Structural Systems operating segments.
(2)The three and six months ended July 4, 2026 included $0.1 million and $0.2 million, respectively, of stock-based compensation expense recorded as cost of sales. The three and six months ended June 28, 2025 each included $0.1 million of stock-based compensation expense recorded as cost of sales.

(3)The three and six months ended July 4, 2026 included less than $0.1 million and $0.1 million, respectively, of stock-based compensation expense recorded as cost of sales. The three and six months ended June 28, 2025 each included $0.1 million of stock-based compensation expense recorded as cost of sales.
(4)The three and six months ended July 4, 2026 included zero and $0.3 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and six months ended June 28, 2025 included $0.6 million and $1.2 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash.
Electronic Systems
Electronic Systems net revenues in the three months ended July 4, 2026 compared to the three months ended June 28, 2025 increased $21.7 million primarily due to the following in our key end-use markets:
•$10.0 million higher revenues in our military and space end-use markets due to higher rates on several missiles and fixed-wing aircraft platforms, partially offset by lower rates on a classified program, radar, and naval platforms; and
•$7.9 million higher revenues in our commercial aerospace end-use markets due to higher rates on large aircraft and other commercial aerospace platforms.
In addition, revenues for our industrial end-use markets for the three months ended July 4, 2026 increased $3.8 million compared to the three months ended June 28, 2025 mainly due to timing of orders.
Electronic Systems net revenues in the six months ended July 4, 2026 compared to the six months ended June 28, 2025 increased $30.3 million primarily due to the following in our key end-use markets:
•$15.4 million higher revenues in our military and space end-use markets due to higher rates on selected fixed-wing aircraft and missiles platforms, partially offset by lower rates on radar and electronic warfare, and naval platforms, along with a classified program; and
•$12.5 million higher revenues in our commercial aerospace end-use markets due to higher rates on large aircraft and other commercial aerospace platforms.
In addition, revenues for our industrial end-use markets for the six months ended July 4, 2026 increased $2.4 million compared to the six months ended June 28, 2025 mainly due to timing of orders.
Electronic Systems segment operating income in the three months ended July 4, 2026 compared to the three months ended June 28, 2025 increased $5.0 million, primarily due to higher manufacturing volume, partially offset by unfavorable product mix.
Electronic Systems segment operating income in the six months ended July 4, 2026 compared to the six months ended June 28, 2025 increased $10.5 million, primarily due to higher manufacturing volume and lower other manufacturing costs, partially offset by unfavorable product mix.
Structural Systems
Structural Systems net revenues in the three months ended July 4, 2026 compared to the three months ended June 28, 2025 increased $2.0 million primarily due to the following:
•$4.1 million higher revenues in our commercial aerospace end-use markets due to higher rates on large aircraft platforms; partially offset by
•$2.1 million lower revenues in our military and space end-use markets due to lower rates on selected rotary-wing aircraft platforms, partially offset by higher rates on several missiles platforms.
Structural Systems net revenues in the six months ended July 4, 2026 compared to the six months ended June 28, 2025 increased $10.0 million primarily due to the following:
•$12.0 million higher revenues in our commercial aerospace end-use markets due to higher rates on large aircraft and rotary-wing aircraft platforms, partially offset by lower rates on selected business jet platforms; partially offset by
•$2.1 million lower revenues in our military and space end-use markets due to lower rates on selected rotary-wing aircraft and ground vehicle weapons platforms, partially offset by higher rates on several missiles platforms.
The Structural Systems segment operating income in the three months ended July 4, 2026 compared to the three months ended June 28, 2025 increased $3.5 million, primarily due to higher manufacturing volume and savings from the facility consolidation program, partially offset by unfavorable product mix.

The Structural Systems segment operating income in the six months ended July 4, 2026 compared to the six months ended June 28, 2025 increased $4.0 million, primarily due to higher manufacturing volume and savings from the facility consolidation program, partially offset by unfavorable product mix.
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
A neighboring, non-related manufacturing facility, also suffered fire damage during the same time as the fire that severely damaged our Guaymas performance center and, in November 2023, the occupant of the neighboring facility filed suit against us in U.S. District Court for the Central District of California seeking unspecified amounts for damages relating to the fire. Subsequent to our quarter ended September 27, 2025, on October 3, 2025, we entered into a binding settlement term sheet (the “Term Sheet”) to resolve the Guaymas fire litigation against us. The Term Sheet provides for, among other things, the final dismissal of the Guaymas fire litigation against us with prejudice and a release of claims against us in exchange for us issuing a payment of $150.0 million, $56.0 million of which at that time was expected to be funded by our insurance carriers. Also subsequent to our quarter ended September 27, 2025, on October 9, 2025, we settled an ancillary subrogation claim related to the fire for $1.4 million. Further, subsequent to the fiscal year ended December 31, 2025, on January 7, 2026, we settled another ancillary subrogation claim related to the fire for $4.0 million. See Note 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Corporate General and Administrative (“CG&A”) Expenses
CG&A expenses decreased $2.1 million for the three months ended July 4, 2026 compared to the three months ended June 28, 2025, primarily due to compensation clawback of $3.9 million, which is a reduction to CG&A expenses, partially offset by higher compensation and benefits costs of $1.5 million and higher professional services fees of $0.5 million.
CG&A expenses decreased $6.9 million for the six months ended July 4, 2026 compared to the six months ended June 28, 2025, primarily due to lower stock-based compensation expense of $4.0 million and compensation clawback of $3.9 million, which is a reduction to CG&A expenses, partially offset by higher professional services fees of $0.6 million.
Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, and restructuring charges (“Adjusted EBITDA”) were $38.4 million and $31.6 million for the three months ended July 4, 2026 and June 28, 2025, respectively.
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
•Interest expense, net may be useful to investors for determining current cash flow;
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
•Gain on sale of property and other assets may be useful to our investors in evaluating our core operating performance; and
•Compensation clawback may be useful to our investors in evaluating our core operating performance.

Reconciliations of net income to Adjusted EBITDA and the presentation of Adjusted EBITDA as a percentage of net revenues were as follows:

	(Dollars in thousands)		(Dollars in thousands)
	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
		(As Restated)		(As Restated)
Net income	$20,399	$12,754	$30,315	$14,156
Interest expense, net	3,522	3,008	7,532	6,271
Income tax expense	4,410	3,709	6,204	4,019
Depreciation	4,269	3,991	8,212	8,268
Amortization	4,285	4,282	8,580	8,589
Stock-based compensation expense (1)	5,352	5,033	16,771	20,767
Restructuring charges	—	608	—	1,034
Gain on sale of property and other assets	—	(1,746)	—	(1,746)
Compensation clawback	(3,870)	—	(3,870)	—
Adjusted EBITDA	$38,367	$31,639	$73,744	$61,358
Net income as a % of net revenues	9.1%	6.4%	7.0%	3.6%
Adjusted EBITDA as a % of net revenues	17.1%	15.8%	17.0%	15.6%
(1) The three and six months ended July 4, 2026 included zero and $0.3 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and six months ended June 28, 2025 included $0.6 million and $1.2 million, respectively, of stock-based compensation expense for awards with both performance and market conditions that will be settled in cash. The three and six months ended July 4, 2026 included $0.1 million and $0.3 million, respectively, of stock-based compensation expense recorded as cost of sales. The three and six months ended June 28, 2025 each included $0.2 million of stock-based compensation expense recorded as cost of sales.
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

	(Dollars in thousands)
	Change	July 4, 2026	December 31, 2025
Consolidated Ducommun
Military and space	$30,024	$722,743	$692,719
Commercial aerospace	17,760	419,934	402,174
Industrial	5,101	16,248	11,147
Total	$52,885	$1,158,925	$1,106,040
Electronic Systems
Military and space	$24,499	$516,743	$492,244
Commercial aerospace	19,612	69,147	49,535
Industrial	5,101	16,248	11,147
Total	$49,212	$602,138	$552,926
Structural Systems
Military and space	5,525	$206,000	$200,475
Commercial aerospace	(1,852)	350,787	352,639
Total	$3,673	$556,787	$553,114

Liquidity and Capital Resources
Available Liquidity
Total debt, the weighted-average interest rate, cash and cash equivalents and available credit facilities were as follows:

	(Dollars in millions)
	July 4,	December 31,
	2026	2025
Total debt, including long-term portion	$277.5	$305.0
Weighted-average interest rate on debt	5.56%	6.10%
Term Loan interest rate	5.18%	5.81%
Cash and cash equivalents	$39.8	$45.3
Unused Revolving Credit Facility	$369.8	$344.8
Credit Facilities
On November 24, 2025, we completed a refinancing of our existing debt by entering into a new senior secured term loan (“2025 Term Loan”) and a new revolving credit facility (“2025 Revolving Credit Facility”). The 2025 Term Loan is a $200.0 million senior secured loan that matures in November 2030. The 2025 Revolving Credit Facility is a $450.0 million senior secured revolving credit facility that matures on November 24, 2030. The 2025 Term Loan replaced the 2022 Term Loan (“2022 Term Loan”) which was a $250.0 million senior secured loan. The 2025 Revolving Credit Facility replaced the 2022 Revolving Credit Facility (“2022 Revolving Credit Facility”) which was a $200.0 million senior secured revolving credit facility. The 2025 Term Loan and 2025 Revolving Credit Facility, collectively, are the new credit facilities (“2025 Credit Facilities”). The 2022 Term Loan and 2022 Revolving Credit Facility, collectively, were the 2022 credit facilities that were entered into in July 2022 and would have matured in July 2027 (“2022 Credit Facilities”). The terms of the 2025 Term Loan require us to make installment payments of 0.625% of the initial outstanding principal balance on a quarterly basis during years one and two, 1.250% during years three and four, and 1.875% during year five, on the last business day of each calendar quarter. The terms of the 2025 Revolving Credit Facility do not require us to make installment payments. However, the undrawn portion of the commitment of the 2025 Revolving Credit Facility is subject to a commitment fee ranging from 0.175% to 0.250%, based upon the consolidated total net adjusted leverage ratio. As of July 4, 2026, we were in compliance with all covenants required under the 2025 Credit Facilities. See Note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
For the three months ended July 4, 2026 and June 28, 2025, we made the required quarterly amortization payments of $1.3 million and $3.1 million, respectively. For the six months ended July 4, 2026 and June 28, 2025, we made the required quarterly amortization payments of $2.5 million and $3.1 million, respectively. The required quarterly amortization payments due on March 31, 2025 and June 30, 2025 were in our second and third fiscal quarters of 2025, respectively. We made no voluntary prepayments on our term loans during each of the three and six months ended July 4, 2026 and June 28, 2025.
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
Cash Flow Summary
Net cash provided by operating activities for the six months ended July 4, 2026 was $44.8 million compared to $23.2 million for the six months ended June 28, 2025. The higher net cash provided by operating activities during the first six months of 2026 was mainly due to higher net income, higher contract liabilities as a result of higher progress payments, and higher accounts payable, partially offset by higher accounts receivable, lower accrued and other liabilities, higher contract assets, and higher inventories.
Net cash used in investing activities was $6.4 million for the six months ended July 4, 2026, compared to $7.0 million in the six months ended June 28, 2025. The lower net cash used in investing activities during the first six months of 2026 was mainly due to lower purchases of property and equipment.
Net cash used in financing activities was $43.9 million for the six months ended July 4, 2026, compared to $16.2 million for the six months ended June 28, 2025. The higher net cash used in financing activities during the first six months of 2026 was mainly due to higher net repayments on our senior secured revolving credit facility and higher net cash paid upon issuance of common stock under stock plans.
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
Critical Accounting Policies
The preparation of our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K/A. There have been no material changes in any of our critical accounting policies during the three months ended July 4, 2026.
Recent Accounting Pronouncements
See “Part I, Item 1. Ducommun Incorporated and Subsidiaries—Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our main market risk exposure relates to changes in U.S. interest rates on our outstanding long-term debt. At July 4, 2026, we had total borrowings of $277.5 million under our 2025 Credit Facilities.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and have concluded that as of July 4, 2026 due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.
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
Management’s Remediation Activities for Previously Identified Material Weakness in Internal Control Over Financial Reporting
The Company’s management, with oversight from the Company’s Audit Committee, has completed the design and implementation of the remediation plan in response to the identified material weakness described above. Specifically, during the quarter ended July 4, 2026, the Company designed and implemented a periodic review over any changes to employee stock award plan documents, including review of the documentation of the appropriate accounting treatment of the revised terms and conditions, as applicable.
This material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company believes the above measures will remediate the material weakness identified.
Changes in Internal Control over Financial Reporting
As discussed above under “Management's Remediation Activities for Previously Identified Material Weakness in Internal Control Over Financial Reporting,” there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended July 4, 2026.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our legal proceedings.

Item 1A. Risk Factors
See Part I, Item 1A of our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K/A”) for a discussion of our risk factors. There have been no material changes during the three months ended July 4, 2026 to the risk factors disclosed in our 2025 Form 10-K/A for the year ended December 31, 2025.

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
*10.1 Amended and Restated Ducommun Incorporated 2024 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 to Form S-8 filed May 12, 2026.
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

DUCOMMUN INCORPORATED
(Registrant)

Date: August 6, 2026	By:	/s/ Stephen G. Oswald
Stephen G. Oswald
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Suman B. Mookerji
Suman B. Mookerji
Senior Vice President, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)